Form 10-Q
period 2013-09-28
PERRIGO Co Ltd
filed 2013-11-04
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-190859
_______________________________________________
PERRIGO COMPANY LIMITED
(Exact name of registrant as specified in its charter)
_______________________________________________

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Sir John Rogerson's Quay, Dublin 2 Ireland	-
(Address of principal executive offices)	(Zip Code)
+353 1 6040031
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES ☐    NO   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of October 31, 2013, the registrant had 23,000,015 ordinary shares and 40,000 deferred ordinary shares outstanding.

PERRIGO COMPANY LIMITED
FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements concerning the acquisition of Elan Corporation plc ("Elan") and Perrigo Company Limited's ("PCL") liquidity and other matters. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to PCL, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. These statements should be used with caution and are subject to various risks and uncertainties, many of which are outside PCL's control. The following factors could cause actual results to differ materially from those in the forward-looking statements: unanticipated delays in closing of, or failure to close, the Elan acquisition; unanticipated difficulties integrating acquisitions, including, specifically, the Elan acquisition; new laws and governmental regulations; interest rate changes; and unanticipated deterioration of economic and financial conditions in the United States and around the world. PCL does not assume any obligation to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in U.S. dollars)
(unaudited)

Three Months Ended
September 28, 2013
Net sales	$—

Operating expenses	4,007
Interest expense	186,667
Unrealized and realized foreign exchange, net	(4)
Loss before income taxes	(190,670)
Income tax expense	—
Net loss	$(190,670)

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(in U.S. dollars)
(unaudited)

Three Months Ended
September 28, 2013
Net loss	$(190,670)
Other comprehensive loss:
Change in fair value of derivative financial instruments	(16,510,386)
Other comprehensive loss	(16,510,386)
Comprehensive loss	$(16,701,056)
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in U.S. dollars)
(unaudited)

	September 28, 2013	June 29, 2013
Assets
Current assets
Cash	$135	$131
Deferred costs for future issuance of ordinary shares	4,707,901	—
Prepaid assets	20,038	—
Total current assets	4,728,074	131
Non-current deferred financing costs	8,406,012	—
	$13,134,086	$131
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Payable to Perrigo Company	$13,324,625	$—
Total current liabilities	13,324,625	—
Non-current liabilities
Derivatives	16,510,386	—
Total non-current liabilities	16,510,386	—
Shareholders’ Equity (Deficit)
Deferred ordinary shares €1.00 par value; Authorized - 40,000; issued - none	—	—
Ordinary shares €0.05 par value; Authorized - 2 billion shares; issued - 2,000	131	131
Accumulated other comprehensive loss	(16,510,386)	—
Retained earnings (Accumulated Deficit)	(190,670)	—
Total shareholders’ equity (deficit)	(16,700,925)	131
	$13,134,086	$131
See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in U.S. dollars)
(unaudited)

Three Months Ended
September 28, 2013
Cash Flows From (For) Operating Activities
Net loss	$(190,670)
Adjustments to derive cash flows
Deferred costs for future issuance of ordinary shares	(4,707,901)
Deferred financing costs	(8,406,012)
Prepaid assets	(20,038)
Payable to Perrigo Company	13,324,625
Unrealized foreign exchange gain, net	(4)
Net cash for operating activities	—
Effect of exchange rate changes on cash	4
Net increase in cash	4
Cash, beginning of period	131
Cash, end of period	$135

See accompanying notes to condensed consolidated financial statements.

PERRIGO COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2013
(in U.S. dollars)

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ADOPTED ACCOUNTING STANDARDS

Perrigo Company Limited ("PCL" or "the Company") is a private limited company incorporated in Ireland on June 28, 2013, initially under the name Blisfont Limited for the purpose of facilitating the acquisition by Perrigo Company ("Perrigo") of Elan Corporation plc ("Elan") and as of September 28, 2013 PCL directly owns Habsont Limited ("Hasbont"), which wholly owns Leopard Company ("Leopard"), which are described below.
The accompanying unaudited condensed consolidated financial statements of PCL have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The interim period results are not necessarily indicative of the results to be expected for the full year.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company in the first quarter of fiscal 2014. The additional disclosures required by this ASU have been included in Note 7. Because this standard only impacts presentation and disclosure requirements, its adoption did not impact the Company's consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” ("ASU 2011-11"), as clarified with ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” ("ASU 2013-01") issued in January 2013. These common disclosure requirements are intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a portfolio’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position, and disclose instruments and transactions subject to an agreement similar to a master netting agreement. Both ASU 2011-11 and ASU 2013-01 were effective for the Company in the first quarter of fiscal 2014. Because this standard only impacts presentation and disclosure requirements, its adoption did not impact the Company's consolidated results of operations or financial condition.

NOTE 2 – GENERAL INFORMATION

On July 28, 2013, PCL entered into a Transaction Agreement between Perrigo, Elan, Habsont and Leopard (the “Transaction Agreement”). Under the terms of the Transaction Agreement, (a) PCL will acquire Elan (the “Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 - 2012 (the “Scheme”) and (b) Leopard will merge with and into Perrigo, with Perrigo continuing as the surviving corporation of the merger (the “Merger” and, together with the Acquisition, the “Transactions”). Elan is a biotechnology company incorporated in Ireland. As a result of the Transactions, both Perrigo and Elan will become wholly-owned, indirect subsidiaries of PCL. Prior to the closing of the Transactions, PCL will re-register, pursuant to the Irish Companies Act 1963 - 2012, as a public limited company, the ordinary shares of which are expected to be listed on the New York Stock Exchange and the Tel Aviv Stock Exchange. Under the terms of the Transaction Agreement, (i) at the effective time of the Scheme (the “Effective Time”), Elan shareholders will be entitled to receive $6.25 in cash and 0.07636 of a newly issued

PCL ordinary share in exchange for each Elan ordinary share held by such shareholders and (ii) at the effective time of the Merger, each share of Perrigo’s common stock will be converted into the right to receive one PCL ordinary share and $0.01 in cash. As a result of the Transactions, former Elan shareholders are expected to hold approximately 29% of the PCL shares and former Perrigo shareholders are expected to hold approximately 71% of the PCL shares.

Prior to Perrigo and Elan entering into the Transaction Agreement, the following entities were formed or acquired by representatives of Perrigo for the purpose of facilitating the Transactions and have not conducted any unrelated activities:

•	PCL

•	Habsont Limited: a company incorporated in Ireland

•	Leopard Company: a company incorporated in Delaware

The consolidated balance sheet of PCL includes the accounts of PCL and its direct and indirect subsidiaries listed above. Intercompany transactions and balances have been eliminated.
Items included in these financial statements are measured using the currency of the primary economic environment in which PCL operates (the "functional currency"). The financial statements are presented in United States dollars, which is PCL's functional currency.

NOTE 3 – INDEBTEDNESS

On July 28, 2013, PCL entered into a Debt Bridge Credit Agreement and a Cash Bridge Credit Agreement (together, “Bridge Credit Agreements”) with Barclays Bank plc, as Administrative Agent, HSBC Bank USA as Syndication Agent and certain other participating banks. The Bridge Credit Agreements provide senior unsecured financing in aggregate principal amounts up to $2.65 billion under the Debt Bridge Credit Agreement (such commitment having been reduced to $1.65 billion upon completion of the Term Loan Credit Agreement on September 6, 2013, as described below) and up to $1.7 billion under the Cash Bridge Credit Agreement, in each case to finance in part the cash component of the Elan Acquisition consideration, the repayment of certain existing indebtedness of Perrigo and payment of certain transaction expenses in connection with the Elan Acquisition. Perrigo and certain domestic subsidiaries of Perrigo will accede to the Bridge Credit Agreements as guarantors simultaneously with the consummation of the Bridge Credit Agreements and, within 60 days of the Elan Acquisition, Elan and certain of its subsidiaries will accede to the Bridge Credit Agreement as guarantors. Commitments under the Bridge Credit Agreements will terminate automatically on the earlier of a) the funding and disbursement of the loans to PCL on the Closing Date, b) April 29, 2014 (or, if all but certain regulatory conditions in the Elan Acquisition have been completed, July 29, 2014) or c) certain other events. Amounts outstanding under each of the Bridge Credit Agreements will bear interest at PCL’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Bridge Credit Agreements. Repayment of the loans will be due 60 days after the Closing Date in the case of the Cash Bridge Credit Agreement and 360 days after the Closing Date in the case of the Debt Bridge Credit Agreement. As of September 28, 2013, no loans were outstanding under the Bridge Credit Agreements.

On September 6, 2013, PCL entered into a Term Loan Credit Agreement and a Revolving Credit Agreement (together, “Permanent Credit Agreements”) with Barclays Bank as Administrative Agent, HSBC Bank USA as Syndication Agent and certain other participating banks. The Permanent Credit Agreements provide senior unsecured financing in aggregate principal amounts of $1.0 billion under the Term Loan Credit Agreement (provided through tranche 1 in the amount of $300 million maturing as of the second anniversary of the Acquisition Closing Date and tranche 2 in the amount of $700 million maturing as of the fifth anniversary of the Acquisition Closing Date) and up to $600 million under the Revolving Credit Agreement that will expire on the fifth anniversary of the Acquisition Closing Date. Obligations of PCL under the Permanent Credit Agreements are guaranteed by Perrigo, certain domestic subsidiaries of Perrigo and, following completion of the Elan Acquisition, by Elan and certain subsidiaries of Elan. Both tranches of the Term Loan Credit Agreement will be funded as of the Acquisition Closing Date, and funding under the Revolving Credit Agreement will become available as of the Acquisition Closing Date. Amounts outstanding under each of the Permanent Credit Agreements will bear interest at PCL’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Permanent Credit Agreements. As of September 28, 2013, no loans were outstanding under the Permanent Credit Agreements.

PCL capitalized $8,406,012 related to deferred financing and expensed $186,667 related to interest expense that was paid by Perrigo. The deferred financing fees were recorded in the Condensed Consolidated Balance Sheet and relate to the Permanent Credit Agreements.

NOTE 4 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company utilizes derivative financial instruments to manage exposure to certain risks related to the Company's ongoing operations. The primary risk managed through the use of derivative instruments is interest rate risk. The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $725 million at September 28, 2013. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of “A” or better and by distributing the contracts among several financial institutions to diversify credit concentration risk. Should a counterparty default, the Company's maximum exposure to loss is the asset balance of the instrument.

The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on cash flows and the market value of the Company's borrowings. The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes interest rates.

The Company enters into derivative instruments to hedge its exposure to changes in cash flows attributable to interest rate associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

The Company enters into forward interest rate swaps to manage variability of expected future cash flows from changing interest rates. This quarter, the Company entered into forward interest rate swap agreements to hedge against changes in interest rates that could impact the Company's expected future financing of the acquisition of Elan. These swaps are designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725 million. These agreements hedge the variability in future probable interest payments due to changes in the benchmark interest rate between the date the swap agreements were entered into and the expected date of future debt issuances in fiscal 2014, at which time these agreements are intended to be settled.

The interest rate swaps are currently in a liability position and are included in long-term liabilities, and the fair value is $16,510,386. This loss was recognized in other comprehensive income as the effective portion of the hedge. No ineffectiveness has been recorded.

NOTE 5 – FAIR VALUE MEASUREMENTS

Accounting Standards Codification ("ASC") Topic 820 provides a consistent definition of fair value, which focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. ASC Topic 820 requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2:	Either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Company has interest rate swap agreements recorded at fair value of $16,510,386 (Level 2). The interest rate swaps are currently in a liability position. The Company’s determines the value of Level 2 liabilities using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

There were no transfers between Level 1 and Level 2. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The carrying amounts of the Company’s other financial instruments, consisting of cash and payable to Perrigo Company, approximate their fair value.

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT)
The changes in shareholders' equity (deficit) follow:

Balance at June 29, 2013	$131

Net loss	(190,670)
Other comprehensive loss	(16,510,386)
Total comprehensive loss	(16,701,056)
Balance at September 28, 2013	$(16,700,925)
As of September 28, 2013 there were 2,000 ordinary shares issued and outstanding to Tudor Trust Limited and affiliates of Tudor Trust Limited.
PCL capitalized $4,707,901 related to the future issuance of ordinary shares that were paid by Perrigo. This amount was deferred in the Condensed Consolidated Balance Sheet and will be reclassified to additional paid-in capital when PCL issues ordinary shares associated with the Transactions. For additional information on the Transactions, see Note 2, General Information.
The holders of the ordinary shares are entitled to dividends, have voting rights and would participate pro rata in the total assets of PCL in the event of its winding up.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the Company's AOCI balances, for the three months ended September 28, 2013 were as follows:

	Fair value of derivative financial instruments	Total AOCI
Balance as of June 29, 2013	$—	$—
OCI before reclassifications	(16,510,386)	(16,510,386)
Amounts reclassified from AOCI	—	—
Net current-period OCI	(16,510,386)	(16,510,386)
Balance as of September 28, 2013	$(16,510,386)	$(16,510,386)

NOTE 8 – INCOME TAXES
The corporate income tax rate in Ireland is 12.5%. The net loss and derivative liability establish deferred tax assets as of September 28, 2013 that cannot be realized for tax purposes, therefore no deferred income taxes have been recorded.

NOTE 9 – SUBSEQUENT EVENTS

On October 21, 2013 the following capital transactions occurred in anticipation of the acquisition of Elan:

•	The shareholders of PCL authorized the capital of PCL to be increased by the creation of 10,000,000 preferred shares of $0.00001 par value per share.

•	The shareholders of PCL authorized the cancellation of 1,800,000,000 authorized but unissued ordinary shares of €0.05 par value per share.

•	PCL consolidated its 2,000 authorized and issued ordinary shares of €0.05 par value per share into 100 ordinary shares of €1.00 par value per share.

•	PCL consolidated its 199,998,000 authorized but unissued ordinary shares of €0.05 par value per share into 9,999,900 ordinary shares of €1.00 par value per share.

•	PCL subdivided its 100 authorized and issued ordinary shares of €1.00 par value per share into 100,000 ordinary shares of €0.001 par value per share.

•	PCL subdivided its authorized but unissued 9,999,900 ordinary shares of €1.00 par value per share into 9,999,900,000 ordinary shares of €0.001 par value per share.

•	PCL acquired and immediately canceled 99,993 of its authorized and issued ordinary shares of €0.001 par value per share for nil consideration.

•	PCL acquired 1 preference share of €0.001 par value per share of Clepe Limited, a Cayman entity.

•	PCL issued 8 ordinary shares of €0.001 par value per share to Clepe Limited for an equivalent number of preference shares in Clepe Limited.

On October 22, 2013 the following capital transactions occurred in anticipation of the acquisition of Elan:

•	PCL issued 23,000,000 ordinary shares of €0.001 par value per share to Habsont for an equivalent number of preference shares in Habsont.

•	PCL issued 40,000 of deferred ordinary shares of €1.00 par value per share to Tudor Trust Limited for future payment in cash.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in U.S. dollars)

EXECUTIVE OVERVIEW
Perrigo Company Limited ("PCL" or "the Company") is a private limited company incorporated in Ireland on June 28, 2013, initially under the name Blisfont Limited for the purpose of facilitating the acquisition by Perrigo Company ("Perrigo") of Elan Corporation plc ("Elan") and as of September 28, 2013, it directly owns Habsont Limited, which wholly owns Leopard Company, which are described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
As PCL currently has no products or customers, it does not generate sales revenue.
Loss before income taxes of $190,670 for the three months ended September 28, 2013 was primarily attributable to interest expense and corporate organization costs.
The corporate income tax rate in Ireland is 12.5%. The net loss and derivative liability establish deferred tax assets as of September 28, 2013 that cannot be realized for tax purposes, therefore no deferred income taxes have been recorded.

Financial Condition, Liquidity and Capital Resources

On July 28, 2013, PCL entered into the Bridge Credit Agreements, under the terms of which the lenders will provide PCL with senior unsecured debt financing in an aggregate principal amount of up to $2.65 billion and senior unsecured cash financing in an aggregate principal amount of up to $1.7 billion. Effective September 6, 2013, PCL terminated the $1.0 billion tranche 2 commitments under the Debt Bridge Credit Agreement. The $1.65 billion tranche 1 commitments under the Debt Bridge Credit Agreement remain outstanding.
On September 6, 2013, PCL entered into (i) the Term Loan Credit Agreement and (ii) the Revolving Credit Agreement. Under the Term Loan Credit Agreement, the lenders will provide PCL with senior unsecured cash financing in two tranches. The tranche 1 loans are in the aggregate principal amount of up to $300.0 million and the tranche 2 loans are in the aggregate principal amount of up to $700.0 million. The Revolving Credit Agreement provides for borrowings thereunder up to $600.0 million, including subfacilities for letters of credit and swing line facilities.
For additional details on the Bridge Credit Agreements, see Note 3 of the Notes to the Condensed Consolidated Financial Statements.
In each case, the Bridge Credit Agreements and the Term Loan Credit Agreement will be available to PCL to finance the cash portion of the Transactions, pay fees and expenses related to the Transactions.
Agreement to Acquire Elan
On July 28, 2013, PCL entered into a Transaction Agreement between Perrigo, Elan, Habsont and Leopard (the “Transaction Agreement”). Under the terms of the Transaction Agreement, (a) PCL will acquire Elan (the “Acquisition”) pursuant to a scheme of arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 - 2012 (the “Scheme”) and (b) Leopard will merge with and into Perrigo, with Perrigo continuing as the surviving corporation of the merger (the “Merger” and, together with the Acquisition, the “Transactions”). Elan is a biotechnology company incorporated in Ireland. As a result of the Transactions, both Perrigo and Elan will become wholly-owned, indirect subsidiaries of PCL. Prior to the closing of the Transactions, PCL will re-register, pursuant to the Irish Companies Act 1963 - 2012, as a public limited company, the ordinary shares of which are expected to be listed on the New York Stock Exchange and the Tel Aviv Stock Exchange. Under the terms of the Transaction Agreement, (i) at the effective time of the Scheme (the “Effective Time”), Elan shareholders will be entitled to receive $6.25 in cash and 0.07636 of a newly issued PCL ordinary share in exchange for each Elan ordinary share held by such shareholders and (ii) at the effective time of the Merger, each share of Perrigo’s common stock will be converted into the right to receive one PCL ordinary share and $0.01 in cash. As a result of the Transactions, former Elan shareholders are expected to hold approximately 29% of the PCL shares and former Perrigo shareholders are expected to hold approximately 71% of the PCL shares.
Sources and Uses of Cash Flow
Operating Cash Flow
There was no cash used in or provided from operating activities for the three months ended September 28, 2013. Operating cash flows were impacted primarily by a net loss of $190,670 due primarily to interest expense, deferred costs of $4,707,901 for the future issuance of ordinary shares as well as deferred financing costs of $8,406,012, which were entirely offset by a payable to Perrigo. For additional information on the sale of ordinary shares and related payable, refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements. For additional information on the deferred financing costs, refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

As of September 28, 2013, the Company's management, including its Principal Accounting and Financial Officer, has performed an interim review of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Principal Accounting and Financial Officer has concluded the Company's disclosure controls and procedures are effective.
PART II. OTHER INFORMATION

Item 1A.     Risk Factors

PCL is subject to those risk factors set forth under the caption “Risk Factors” in PCL's Registration Statement on Form S-4/A filed on October 8, 2013 (File No. 333-190859), which risk factors are incorporated herein by reference. There have been no material changes from the Risk Factors set forth in such Registration Statement. The risks associated with the business of Perrigo and the risks associated with the business of Elan, will affect PCL if the Transactions are consummated. The risks associated with the business of Perrigo can be found in the Perrigo Annual Report on Form 10-K for the fiscal year ended June 29, 2013. The risks associated with the business of Elan can be found in the Elan Annual Report on Form 20-F for the fiscal year ended December 31, 2012.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Transaction Agreement, dated as of July 28, 2013, among Perrigo Company, Elan Corporation plc, the Company, Habsont Limited and Leopard Company, incorporated by reference from Annex A to the joint proxy statement/prospectus included in the Company’s Registration Statement on Form S-4/A, filed on October 8, 2013 (File No. 333-190859).

2.2
Part A of Appendix I to Rule 2.5 Announcement (Conditions to the Implementation of the Scheme and the Acquisition), incorporated by reference from Annex B to the joint proxy statement/prospectus included in the Company’s Registration Statement on Form S-4/A, filed on October 8, 2013 (File No. 333-190859).

2.3
Expenses Reimbursement Agreement, dated as of July 28, 2013, between Perrigo Company and Elan Corporation plc, incorporated by reference from Annex C to the joint proxy statement/prospectus included in the Company’s Registration Statement on Form S-4/A, filed on October 8, 2013 (File No. 333-190859).

10.1
Debt Bridge Credit Agreement, dated as of July 28, 2013, among the Company, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Perrigo Company on July 29, 2013 (File No. 001-09689).

10.2
Cash Bridge Credit Agreement, dated as of July 28, 2013, by and among the Company, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Perrigo Company on July 29, 2013 (File No. 001-09689).

10.3
Term Loan Credit Agreement, dated as of September 6, 2013, by and among Perrigo Company Limited (formerly known as Blisfont Limited), the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent, and HSBC Bank USA, N.A., as Syndication Agent, incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A, filed on October 8, 2013 (File No. 333-190859).

10.4
Revolving Credit Agreement, dated as of September 6, 2013, by and among Perrigo Company Limited (formerly known as Blisfont Limited), the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent, and HSBC Bank USA, N.A., as Syndication Agent, incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-4/A, filed on October 8, 2013 (File No. 333-190859).

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY LIMITED
(Registrant)

Date:	November 4, 2013	By: /s/ Judy L. Brown
Judy L. Brown
Director
(Principal Accounting and Financial Officer and Authorized Representative in the United States)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Transaction Agreement, dated as of July 28, 2013, among Perrigo Company, Elan Corporation plc, the Company, Habsont Limited and Leopard Company, incorporated by reference from Annex A to the joint proxy statement/prospectus included in the Company’s Registration Statement on Form S-4/A, filed on October 8, 2013 (File No. 333-190859).

2.2
Part A of Appendix I to Rule 2.5 Announcement (Conditions to the Implementation of the Scheme and the Acquisition), incorporated by reference from Annex B to the joint proxy statement/prospectus included in the Company’s Registration Statement on Form S-4/A, filed on October 8, 2013 (File No. 333-190859).

2.3
Expenses Reimbursement Agreement, dated as of July 28, 2013, between Perrigo Company and Elan Corporation plc, incorporated by reference from Annex C to the joint proxy statement/prospectus included in the Company’s Registration Statement on Form S-4/A, filed on October 8, 2013 (File No. 333-190859).

10.1
Debt Bridge Credit Agreement, dated as of July 28, 2013, among the Company, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Perrigo Company on July 29, 2013 (File No. 001-09689).

10.2
Cash Bridge Credit Agreement, dated as of July 28, 2013, by and among the Company, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Perrigo Company on July 29, 2013 (File No. 001-09689).

10.3
Term Loan Credit Agreement, dated as of September 6, 2013, by and among Perrigo Company Limited (formerly known as Blisfont Limited), the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent, and HSBC Bank USA, N.A., as Syndication Agent, incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A, filed on October 8, 2013 (File No. 333-190859).

10.4
Revolving Credit Agreement, dated as of September 6, 2013, by and among Perrigo Company Limited (formerly known as Blisfont Limited), the lenders from time to time party thereto, Barclays Bank PLC, as Administrative Agent, and HSBC Bank USA, N.A., as Syndication Agent, incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-4/A, filed on October 8, 2013 (File No. 333-190859).

31	Rule 13a-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.