Form 10-Q
period 2013-12-28
PERRIGO Co plc
filed 2014-02-06
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-190859
_______________________________________________
PERRIGO COMPANY PLC
(Exact name of registrant as specified in its charter)
_______________________________________________

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Treasury Building, Lower Grand Canal Street, Dublin 2, Ireland	-
(Address of principal executive offices)	(Zip Code)
+353 1 6040031
(Registrant’s telephone number, including area code)
33 Sir John Rogerson’s Quay, Dublin 2, Ireland
(Former name, former address and former fiscal year, if changed since last report)
________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of January 31, 2014, there were 133,747,488 Ordinary Shares outstanding.

PERRIGO COMPANY PLC
FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology.

Please see Item 1A of the Form 10-K of Perrigo Company, of which the Company is the successor registrant, for the year ended June 29, 2013 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net sales	$979.0	$883.0	$1,912.4	$1,652.7
Cost of sales	618.3	575.8	1,195.4	1,060.3
Gross profit	360.7	307.2	717.0	592.4

Operating expenses
Distribution	14.0	11.7	27.2	22.5
Research and development	37.5	28.3	69.8	55.7
Selling	47.3	43.1	97.6	80.5
Administration	154.4	60.2	233.2	113.3
Write-off of in-process research and development	6.0	—	6.0	—
Restructuring	14.9	—	17.0	—
Total operating expenses	274.1	143.3	450.8	272.0

Operating income	86.6	163.9	266.2	320.4

Interest, net	29.7	15.3	51.1	31.2
Other expense, net	4.1	0.1	5.1	—
Loss on sale of investment	—	3.0	—	3.0
Loss on extinguishment of debt	165.8	—	165.8	—
Income (loss) before income taxes	(113.0)	145.5	44.2	286.2
Income tax expense (benefit)	(27.0)	39.5	18.9	74.7
Net income (loss)	$(86.0)	$106.0	$25.3	$211.5

Earnings (loss) per share
Basic earnings (loss) per share	$(0.87)	$1.13	$0.26	$2.26
Diluted earnings (loss) per share	$(0.87)	$1.12	$0.26	$2.24

Weighted average shares outstanding
Basic	98.7	93.9	96.4	93.8
Diluted	98.7	94.5	96.9	94.4

Dividends declared per share	$0.09	$0.09	$0.18	$0.17

See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net income (loss)	$(86.0)	$106.0	$25.3	$211.5
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	(1.4)	5.2	(10.6)	6.7
Foreign currency translation adjustments	16.5	28.0	53.1	33.5
Change in fair value of investment securities, net of tax	(4.8)	1.0	(4.8)	1.0
Post-retirement and pension liability adjustments, net of tax	—	—	(0.1)	—
Other comprehensive income, net of tax	10.3	34.2	37.6	41.2
Comprehensive income (loss)	$(75.7)	$140.2	$62.9	$252.7
See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 28, 2013	June 29, 2013
Assets
Current assets
Cash and cash equivalents	$521.1	$779.9
Investment securities	85.5	—
Accounts receivable, net of allowance for doubtful accounts of $2.7 million and $2.1 million	769.8	651.9
Inventories	702.3	703.9
Current deferred income taxes	61.6	47.1
Income taxes refundable	79.2	6.1
Prepaid expenses and other current assets	66.5	48.0
Total current assets	2,286.0	2,236.9
Property and equipment	1,366.7	1,290.4
Less accumulated depreciation	(648.2)	(609.0)
	718.5	681.4
Goodwill and other indefinite-lived intangible assets	3,255.6	1,174.1
Equity method investments	69.0	4.4
Other intangible assets, net	7,223.3	1,157.6
Non-current deferred income taxes	21.3	20.3
Other non-current assets	139.1	76.1
	$13,712.8	$5,350.8
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$306.7	$382.0
Short-term debt	—	5.0
Payroll and related taxes	158.7	82.1
Accrued customer programs	210.0	131.7
Accrued liabilities	140.6	95.6
Accrued income taxes	4.6	11.6
Current deferred income taxes	—	0.2
Current portion of long-term debt	141.2	41.2
Total current liabilities	961.8	749.4
Non-current liabilities
Long-term debt, less current portion	3,159.1	1,927.8
Non-current deferred income taxes	846.2	127.8
Other non-current liabilities	244.5	213.2
Total non-current liabilities	4,249.8	2,268.8
Shareholders’ Equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	6,662.6	538.5
Accumulated other comprehensive income	114.6	77.0
Retained earnings	1,723.3	1,715.9
	8,500.5	2,331.4
Noncontrolling interest	0.7	1.2
Total shareholders’ equity	8,501.2	2,332.6
	$13,712.8	$5,350.8
Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	133.7	94.1

See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 28, 2013	December 29, 2012
Cash Flows From (For) Operating Activities
Net income	$25.3	$211.5
Adjustments to derive cash flows
Loss on extinguishment of debt	165.8	—
Write-off of IPR&D	6.0	—
Non-cash restructuring charges	14.3	—
Loss on sale of investment	—	3.0
Depreciation and amortization	110.4	69.9
Share-based compensation	13.6	9.4
Income tax benefit from exercise of stock options	0.3	1.1
Excess tax benefit of stock transactions	(6.9)	(15.6)
Deferred income taxes	(5.4)	1.0
Subtotal	323.4	280.3
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(65.1)	16.2
Inventories	10.5	(45.0)
Accounts payable	(70.8)	(18.1)
Payroll and related taxes	13.7	(20.0)
Accrued customer programs	72.8	6.6
Accrued liabilities	2.0	(7.1)
Accrued income taxes	(50.4)	12.8
Other	(15.8)	3.9
Subtotal	(103.1)	(50.7)
Net cash from operating activities	220.3	229.6
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(1,527.9)	(326.9)
Proceeds from sales of property and equipment	6.2	—
Additions to property and equipment	(77.8)	(39.3)
Net cash for investing activities	(1,599.5)	(366.2)
Cash Flows (For) From Financing Activities
Purchase of noncontrolling interest	(7.2)	—
Borrowings (repayments) of short-term debt, net	(5.0)	2.6
Premium on early retirement of debt	(133.5)	—
Net proceeds from debt issuances	3,293.6	40.6
Repayments of long-term debt	(1,965.0)	(40.0)
Deferred financing fees	(48.8)	(0.6)
Excess tax benefit of stock transactions	6.9	15.7
Issuance of common stock	6.7	7.6
Repurchase of common stock	(7.3)	(12.2)
Cash dividends	(18.0)	(16.0)
Net cash from (for) financing activities	1,122.4	(2.3)
Effect of exchange rate changes on cash	(2.0)	(4.1)
Net decrease in cash and cash equivalents	(258.8)	(143.0)
Cash and cash equivalents, beginning of period	779.9	602.5
Cash and cash equivalents, end of period	$521.1	$459.5

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$49.1	$29.2
Interest received	$1.6	$2.7
Income taxes paid	$73.9	$67.9
Income taxes refunded	$3.6	$1.2
See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2. From its beginnings as a packager of home remedies in 1887, Perrigo has grown to become a leading global healthcare supplier. Perrigo develops, manufactures and distributes over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, nutritional products and active pharmaceutical ingredients ("API"), and has a specialty sciences business comprised of assets focused on the treatment of Multiple Sclerosis (Tysabri®) and Alzheimer's. The Company is the world's largest manufacturer of OTC healthcare products for the store brand market. Perrigo's mission is to offer uncompromised "Quality Affordable Healthcare Products™," and it does so across a wide variety of product categories primarily in the United States, United Kingdom, Mexico, Israel and Australia, as well as many other key markets worldwide, including Canada, China and Latin America.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the three and six months ended December 28, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Perrigo Company’s Annual Report on Form 10-K for the year ended June 29, 2013.

The Company has five reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals, API, and Specialty Sciences. In conjunction with the acquisition of Elan, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused on the treatment of Multiple Sclerosis (Tysabri®) and Alzheimer's. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Investment Securities

The Company determines the appropriate classification of all investment securities as held-to-maturity, available-for-sale, or trading at the time of purchase and re-evaluates such classification as of each balance sheet date in accordance with ASC Topic 320, "Investments - Debt and Equity Securities". Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. The Company assesses whether temporary or other-than-temporary gains or losses on its investment securities have occurred due to increases or declines in fair value or other market conditions. If losses are considered temporary, they are reported on a net of tax basis within Other Comprehensive Income ("OCI"). If losses are considered other-than-temporary, the credit loss portion is charged to operations and the non-credit loss portion is charged to OCI.

As a result of the Elan acquisition, the Company acquired equity investment securities classified as available-for-sale. The investments primarily include a 14.6% share in Prothena Corporation plc ("Prothena"), a drug discovery business incorporated in Ireland and traded on the NASDAQ Global Market. They also include a number of smaller investments in both public and privately-held emerging pharmaceutical and biotechnology companies. At December 28, 2013, the Company held a total of $95.2 million in investment securities, of which $85.5 million are current and $9.7 million are non-current, recorded in other non-current assets on the Consolidated Balance Sheets. The non-current portion is recorded at cost, less impairments. Between December 18, 2013, the date the Company acquired Elan, and December 28, 2013, the Company recorded an unrealized loss of $4.8 million in OCI related to the current portion of investment securities. This unrealized loss was due primarily to the change in Prothena's stock price between December 18, 2013 and December 28, 2013. The below table shows current investment securities at December 28, 2013 (in millions):

December 28, 2013
Equity securities - current, at cost less impairments	$90.3
Unrealized gains (losses) on equity securities	(4.8)
Total investment securities - current	$85.5

Subsequent to the balance sheet date, the Company sold its investment in Prothena for approximately $79.4 million, net of underwriting discounts and commissions, and expects to recognize a loss on the sale of approximately $9.8 million during the third quarter of fiscal 2014. See Note 17 for further details on the sale.

Equity Method Investments

The equity method of accounting is used for unconsolidated entities over which the Company has significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, the Company records the investments at carrying value adjusted for a proportionate share of the profits and losses of these entities. The Company evaluates its equity method investments for recoverability in accordance with ASC Topic 323, "Investments - Equity Method and Joint Ventures". If the Company determines that a loss in the value of the investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded other expense, net. Evaluations of recoverability under ASC 323 are primarily based on projected cash flows. Due to uncertainties in the estimation process, actual results could differ from such estimates.

The Company's equity method investments totaled $69.0 million at December 28, 2013. The Company acquired three equity method investments with the Elan acquisition as follows:

Janssen AI - a subsidiary of Johnson & Johnson, which in 2009, acquired all of the assets and liabilities related to Elan's Alzheimer’s Immunotherapy Program ("AIP") collaboration with Wyeth (which has since been acquired by Pfizer). The Company has a 49.9% equity interest in Janssen AI with a carrying value of $5.3 million at December 28, 2013. Johnson & Johnson provided an initial $500.0 million of funding to Janssen AI. Any additional funding in excess of the initial $500.0 million funding commitment is required to be funded equally by the Company and Johnson & Johnson up to a maximum additional commitment of $400.0 million in total. Prior to the Elan acquisition, Elan had provided funding of $132.6 million to Janssen AI. At December 28, 2013, the Company's remaining funding commitment to Janssen AI was $67.4 million. At its option, the Company may forgo this commitment which would dilute the Company's investment in Janssen AI. The Company recorded a net loss of $1.0 million related to the Company's share of Janssen AI losses between December 18, 2013, the date the Company acquired Elan, and December 28, 2013.

Newbridge Pharmaceutical Limited ("Newbridge") - Newbridge is a Dubai-based pharmaceuticals company specializing in in-licensing, acquiring, registering and commercializing drugs approved by the U.S. Food and Drug Administration ("FDA"), the European Medicines Agency and Japanese Pharmaceuticals and Medical Devices Agency to treat diseases with high regional prevalence in the Middle East, Africa, Turkey and the Caspian region. The Company has a 48% equity stake in Newbridge with a carrying value of $39.8 million at December 28, 2013. The Company has an option to acquire the majority of the remaining equity for approximately $243.0 million, between January 2014 and March 2015. The Company recorded a net loss of $0.2 million related to the Company's share of Newbridge losses between December 18, 2013, the date the Company acquired Elan, and December 28, 2013.

Proteostasis Therapeutics, Inc. ("Proteostasis") - Proteostasis is focused on the discovery and development of disease modifying small molecule drugs and diagnostics for the treatment of neurodegenerative disorders and dementia related diseases. The Company has a 22% equity interest in Proteostasis with a carrying value of $19.9 million at December 28, 2013.

The Company recorded a net loss of $0.1 million related to the Company's share of Proteostasis losses between December 18, 2013, the date the Company acquired Elan, and December 28, 2013.

Defined Benefit Pension Plans

As part of the Elan acquisition, the Company assumed responsibility for the funding of two Irish defined benefit pension plans. The defined benefit pension plans were closed to new members in March 2009 and the future accrual of benefits ceased for active members of the plans on January 31, 2013. The defined benefit pension plans are managed externally and the related pension costs and liabilities are assessed in accordance with the advice of a qualified professional actuary. An actuarial valuation was completed at December 18, 2013, the date the Company acquired Elan, and at December 28, 2013.  Two significant assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and/or liability measurement. The Company evaluates these assumptions with the assistance of an actuary. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

Actuarial gains and losses are recognized using the corridor method. Under the corridor method, to the extent that any cumulative unrecognized net actuarial gain or loss exceeds 10% of the greater of the present value of the defined benefit obligation and the fair value of the plan assets, that portion is recognized over the expected average remaining working lives of the plan participants. Otherwise, the net actuarial gain or loss is recorded in OCI. The Company recognizes the funded status of benefit plans on the Consolidated Balance Sheets. In addition, the Company recognizes the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost of the period as a component of OCI.

At December 28, 2013, the funded status of the plans was a pension surplus of $22.7 million. As a result, the Company did not make any contributions to the plans from December 18, 2013 to December 28, 2013, nor does it expect to for the remainder of fiscal 2014. No pension expense was incurred from December 18, 2013 to December 28, 2013.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company in the first quarter of fiscal 2014. The additional disclosures required by this ASU have been included in Note 11. Because this standard only impacts presentation and disclosure requirements, its adoption did not impact the Company's consolidated results of operations or financial condition.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This amendment was made to simplify the asset impairment test. It allows an organization the option to first assess the qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization that elects to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is also permitted. This guidance was effective for the Company in the first quarter of fiscal 2014 and did not have any effect on the Company's consolidated results of operations or financial condition.

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

NOTE 2 – ACQUISITIONS

Fiscal 2014

Elan Corporation, plc - On December 18, 2013, the Company acquired Elan in a cash and stock transaction valued at approximately $9.5 billion. At the completion of the transaction, the holder of each Elan ordinary share and each Elan American Depositary Share received from Perrigo $6.25 in cash and 0.07636 of a Perrigo ordinary share. As a result of the transaction, based on the number of outstanding shares of Perrigo and Elan as of December 18, 2013, former Perrigo and Elan shareholders held approximately 71% and 29%, respectively, of Perrigo's ordinary shares immediately after giving effect to the acquisition.

Elan, headquartered in Dublin, Ireland, provides the Company with assets focused on the treatment of Multiple Sclerosis (Tysabri®) and Alzheimer's. Perrigo's management believes the acquisition of Elan will provide recurring annual operational synergies, related cost reductions and tax savings. Certain of these synergies result from the elimination of redundant public company costs while optimizing back-office support. Additionally, the Company expects to have a lower future tax rate due to changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan.

The operating results for Elan were included in a new segment "Specialty Sciences" of the Company's Consolidated Results of Operations beginning December 18, 2013. See Note 14 for further information on this new reportable segment. During the three and six months ended December 28, 2013 the Company incurred one-time acquisition-related costs of $269.0 million and $283.7 million, respectively, which were expensed as incurred. These costs were recorded in unallocated expenses and related primarily to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. See Note 7 for further details on the debt extinguishment. The table below details these transaction costs and where they were recorded in the Condensed Consolidated Statements of Operations (in millions).

	Three Months Ended	Six Months Ended
Line item	December 28, 2013
Administration expense	$93.7	$105.7
Interest, net	9.0	10.0
Other expense, net	0.5	2.2
Loss on extinguishment of debt	165.8	165.8
Total acquisition-related costs	$269.0	$283.7

Fair Value of Consideration Transferred

The total purchase price for the acquisition of Elan was approximately $9.5 billion, comprised of Perrigo share consideration valued at $6.1 billion, cash consideration for outstanding Elan shares of $3.2 billion and cash consideration for vested Elan option and share award holders of $112.0 million as follows (in millions except for per share data):

Elan shares outstanding as of December 18, 2013	515.7
Exchange ratio per share	0.07636
Total Perrigo shares issued to Elan shareholders	39.4
Perrigo per share value at transaction close on December 18, 2013	$155.34
Total value of Perrigo shares issued to Elan shareholders	$6,117.2
Cash consideration paid at $6.25 per Elan share	3,223.2
Cash consideration paid for vested Elan stock options and share awards	112.0
Total consideration	$9,452.4

In addition, the Company paid cash consideration of $15.6 million to the Elan stock option and share award holders for the unvested portion of their awards, which was charged to earnings in the Company's second quarter of fiscal 2014.

Preliminary Estimated Fair Values

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at December 28, 2013. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The preliminary allocation of the purchase price at December 18, 2013 was (in millions):

Preliminary Allocation
Cash and cash equivalents	$1,807.3
Investment securities (current and non-current)	100.0
Accounts receivable	44.2
Prepaids and other current assets	27.1
Property and equipment	9.2
Goodwill	2,076.6
Equity method investments	66.3
Definite-lived intangible assets	6,111.0
Other non-current assets	27.1
Total assets acquired	10,268.8

Accounts payable	2.0
Accrued expenses	89.8
Deferred tax liabilities	702.2
Other non-current liabilities	22.4
Total liabilities assumed	816.4
Net assets acquired	$9,452.4

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected synergies of the combined company, which are further described above. As a result of benefiting from the anticipated synergies of acquiring Elan, $831.3 million of the $2.1 billion of goodwill was preliminarily allocated to certain segments as follows: $423.7 million to Consumer Healthcare, $316.1 million to Rx Pharmaceuticals and $91.5 million to Nutritionals. Goodwill is not amortized for financial reporting or tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Definite-lived intangible assets acquired in the acquisition were as follows:

1)
Tysabri®: The Company is entitled to royalty payments from Biogen Idec Inc. (“Biogen”) based on its Tysabri® revenues in all indications and geographies. Specifically, for the twelve-month period beginning May 1, 2013, a 12% royalty applies. Following the initial twelve-month period, annual sales up to $2.0 billion accrue an 18% royalty and incremental annual sales above $2.0 billion accrue a 25% royalty. The Company will continue to receive royalties on all global Tysabri® sales. The asset's preliminary value is $6.1 billion, which is being amortized on a straight-line basis over its useful life of 20 years.

2)
Prialt: The Company is entitled to royalty payments based on Prialt revenues. Specifically, a 7% royalty rate for annual sales in the U.S. up to $12.5 million, a 10.25% royalty rate for annual sales in the U.S. between $12.5 million and $20.0 million, a 17.5% royalty rate for annual sales in the U.S. between $20.0 million and $35.0 million, a 13.5% royalty rate for annual sales in the U.S. between $35.0 million and $50.0 million, and a 10.25% royalty rate for annual sales in the U.S. above $50.0 million. The preliminary value of the intangible asset is $11.0 million, which is being amortized on a straight-line basis over its estimated useful life of 10 years.

For both intangible assets, an income approach was utilized to calculate the present value of the projected royalty payments and continued related operating costs, using a discount rate that reflected the risks inherent in the cash flow stream as well as the nature of the asset. Some of the more significant assumptions inherent in the development of the identifiable intangible asset valuations, from the perspective of a market participant, include the estimated revenues that will be received for each product, the appropriate discount rate selected in order to measure the risk inherent in each future cash flow stream, the assessment of each asset's life cycle and competitive trends impacting each asset's cash flow stream, as well as other factors. The fair value estimate for identifiable intangible assets is preliminary and is determined based on the assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). The final fair value determination for identified intangibles may differ from this preliminary determination.

See Note 1 for discussion on the investment securities and equity method investments acquired.

Actual and Pro Forma Impact

The Company's Consolidated Financial Statements include Elan's results of operations from the date of acquisition on December 18, 2013 through December 28, 2013. Net sales and operating loss attributable to Elan during this period and included in the Company's Condensed Consolidated Financial Statements for the period ending December 28, 2013 totaled $7.4 million and $19.0 million, respectively. The $19.0 million operating loss included $14.3 million of restructuring charges related to employee termination benefits and $8.7 million of intangible asset amortization expense. See Note 15 for additional information on the restructuring charges.

The following unaudited pro forma information gives effect to the Company's acquisition of Elan as if the acquisition had occurred on July 1, 2012 and Elan had been included in the Company's consolidated results of operations for the six months ended December 28, 2013 and December 29, 2012:

(in millions)	Six Months Ended
(Unaudited)	December 28, 2013	December 29, 2012
Net sales	$2,004.6	$1,653.0
Net income (loss)	$24.9	$(337.1)

The historical consolidated financial information of Perrigo and Elan has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have a continuing impact on combined results. In order to reflect the occurrence of the acquisition on July 1, 2012 as required, the unaudited pro forma results include adjustments to reflect the incremental amortization expense to be incurred based on the current preliminary values of Elan's intangible assets, along with the reclassification of acquisition-related costs from the period ended December 28, 2013 to the period ended December 29, 2012. The unaudited pro forma results do not reflect future events that have occurred or may occur after the acquisition, including but not limited to, the anticipated realization of ongoing savings from operating synergies and tax savings in subsequent periods.

Vedants Drug & Fine Chemicals Private Limited - To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited ("Vedants"), an API manufacturing facility in India, for $11.5 million in cash. The Company purchased the remaining 15% stake in Vedants during the second quarter of fiscal 2014 for $7.2 million in cash. The transaction was accounted for as an equity transaction and resulted in the elimination of the noncontrolling interest.

Fiscal 2013

Fera Pharmaceuticals, LLC – On June 17, 2013, the Company acquired an ophthalmic sterile ointment and solution product portfolio from Fera Pharmaceuticals, LLC ("Fera"), a privately-held specialty pharmaceutical company, for an up-front cash payment of $88.4 million plus potential future contingent consideration of up to approximately $22.2 million. See Note 4 regarding the valuation of the contingent consideration. During fiscal 2013, the Company incurred $0.1 million of acquisition costs, which were expensed in operations in the fourth quarter of fiscal 2013. The acquisition of this product portfolio expanded the Company's ophthalmic offerings and position within the Rx extended topical space.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Fera were included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations beginning June 17, 2013.

The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Fera acquisition (in millions):

Final Valuation
Inventory	$1.3
Goodwill	2.8
Other intangible assets - Developed product technology	107.0
Total assets acquired	111.1

Accrued customer programs	0.5
Total liabilities assumed	0.5
Net assets acquired	$110.6

Management assigned fair values to the developed product technology intangible assets through the relief from royalty method. The developed product technology assets are based on a 15-year useful life and amortized on a straight-line basis.

Velcera, Inc. – On April 1, 2013, the Company completed the acquisition of 100% of the shares of privately-held Velcera, Inc. ("Velcera") for $156.2 million, net of cash acquired. Velcera, through its FidoPharm subsidiary, is a leading companion pet health product company committed to providing consumers with best-in-class companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets. The acquisition complemented the Sergeant's business acquisition and further expanded the Company's Consumer Healthcare animal health category.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. During fiscal 2013, the Company had incurred $1.1 million of acquisition costs, the majority of which were expensed in operations in the third quarter of fiscal 2013. In addition, in conjunction with the acquisition, the Company incurred one-time restructuring and integration-related costs of $2.9 million and $2.7 million, respectively, both of which were expensed in operations in the fourth quarter of fiscal 2013. The Company incurred an additional $0.7 million of restructuring costs in the first quarter of fiscal 2014. See Note 15 for more information on the restructuring costs. The operating results for Velcera were included in the Consumer Healthcare segment of the Company's consolidated results of operations beginning April 1, 2013.

During the first quarter of fiscal 2014, the Company finalized the valuation of identified intangible assets, which resulted in a $3.0 million increase in other intangible assets and a corresponding decrease in goodwill. The measurement period adjustments did not have a material impact on the Company's consolidated statements of operations, balance sheets or cash flows, and, therefore the Company has not retrospectively adjusted its financial statements.

The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Velcera acquisition (in millions):

Final Valuation
Cash	$18.9
Accounts receivable	6.3
Inventory	9.7
Property and equipment	0.6
Deferred income tax assets	7.9
Goodwill	62.5
Other intangible assets	135.3
Other assets	0.4
Total assets acquired	241.6

Accounts payable	6.5
Accrued expenses	4.8
Deferred income tax liabilities	48.2
Other long-term liabilities	7.0
Total liabilities assumed	66.5
Net assets acquired	$175.1

The $62.5 million of goodwill was assigned to the Consumer Healthcare segment at the time of acquisition. The purchase price in excess of the value of Velcera's net assets reflects the strategic value the Company placed on the business. Similar to the Sergeant's acquisition below, the Company believes it will benefit from the development of the animal health store brand category, an adjacent category to the Company's retail customers of its existing store brand products. Goodwill is not amortized for financial reporting or tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Other intangible assets acquired in the acquisition were valued as follows ($ in millions):

	Value	Useful Life (years)
Distribution and license agreement	$116.0	10
Customer relationships	8.7	20
Trade name and trademarks	7.6	25
Non-compete agreements	3.0	3
Total intangible assets acquired	$135.3

Management assigned fair values to the identifiable intangible assets through a combination of the excess earnings method, the relief from royalty method and the lost income method. The distribution and license agreement is amortized on a proportionate basis consistent with the economic benefits derived therefrom and all other intangible assets are amortized on a straight-line basis.

Rosemont Pharmaceuticals Ltd. – On February 11, 2013, the Company acquired 100% of the shares of privately-held Rosemont Pharmaceuticals Ltd. ("Rosemont") for approximately $282.9 million in cash. Based in Leeds, U.K., Rosemont is a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The acquisition expanded the global presence of the Company's Rx product offering into the U.K. and Europe. During fiscal 2013, the Company had incurred $2.0 million of acquisition costs, the majority of which were expensed in operations in the third quarter of fiscal 2013.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Rosemont were included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations beginning February 11, 2013.

The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Rosemont acquisition (in millions):

Final Valuation
Cash	$2.1
Accounts receivable	10.6
Inventory	9.6
Property and equipment	13.1
Deferred income tax assets	0.2
Goodwill	147.0
Other intangible assets	148.2
Other assets	0.8
Total assets acquired	331.6

Accounts payable	2.6
Accrued expenses	7.6
Deferred tax liabilities	36.0
Other long-term liabilities	2.5
Total liabilities assumed	48.7
Net assets acquired	$282.9

The $147.0 million of goodwill was assigned to the Rx Pharmaceuticals segment at the time of acquisition. The purchase price in excess of the value of Rosemont's net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from the development of Rosemont's Rx product offering in the U.K. and Europe. Goodwill is not amortized for financial reporting or tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Other intangible assets acquired in the acquisition were valued as follows ($ in millions):

	Value	Useful Life (years)
Developed product technology	$114.6	7
In-process research and development ("IPR&D")	11.2	Indefinite
Trade name and trademarks	17.3	Indefinite
Distribution and license agreements	3.6	14
Non-compete agreements	1.5	3
Total intangible assets acquired	$148.2

Management assigned fair values to the identifiable intangible assets through a combination of the excess earnings method, the relief from royalty method and the lost income method. The developed product technology assets and non-compete agreement are amortized on a straight-line basis. IPR&D assets initially recognized at fair value will be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. During the second quarter of fiscal 2014, the Company recognized an impairment charge of $2.0 million related to the IPR&D assets due to changes in the projected development and regulatory timelines for various projects. See Note 6 for further information on the IPR&D impairment. For the trade name and trademarks, the Company concluded that there is no foreseeable limit to the period over which they would be expected to contribute to the entity's cash flows; therefore, they are considered to have an indefinite life. The distribution and license agreements are amortized on a proportionate basis consistent with the economic benefits derived therefrom.

At the time of the acquisition, a step-up in the value of inventory of $3.2 million was recorded in the opening balance sheet as assets acquired and was based on valuation estimates. The step-up in inventory value was charged to cost of sales as the acquired inventory was sold during the third and fourth quarters of fiscal 2013. In addition, fixed assets were written up by $4.9 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

Cobrek Pharmaceuticals, Inc. – On December 28, 2012, the Company acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held drug development company, for $42.0 million in cash. In May 2008, the Company acquired an 18.5% minority stake in Cobrek for $12.6 million in conjunction with entering into a product development collaborative partnership agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two FDA approved foam-based products, both of which were launched in the Company's third quarter of fiscal 2013. Cobrek derives its earnings stream primarily from exclusive technology agreements. The acquisition of Cobrek further strengthened the Company's position in foam-based technologies for existing and future U.S. Rx products.

In conjunction with the acquisition, the Company adjusted the fair value of its 18.5% noncontrolling interest, which was valued at $9.5 million, and recognized a loss of $3.0 million in other expense during the second quarter of fiscal 2013. Also in conjunction with the acquisition, the Company incurred $1.5 million of severance costs in the second quarter of fiscal 2013.

During the measurement period, which ended March 30, 2013, the Company finalized deferred income taxes, which resulted in a $3.6 million increase in deferred tax assets and a corresponding decrease in goodwill. The measurement period adjustments did not have a material impact on the Company's consolidated statements of operations, balance sheets or cash flows, and, therefore the Company has not retrospectively adjusted its financial statements. The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Cobrek acquisition (in millions):

Final Valuation
Other assets	$0.3
Deferred income tax assets	3.6
Goodwill	15.3
Other intangible assets - Exclusive technology agreements	51.1
Total assets acquired	70.3

Deferred tax liabilities	18.8
Total liabilities assumed	18.8
Net assets acquired	$51.5

The total purchase price above consists of the $42.0 million cash purchase price and the $9.5 million adjusted basis of the Company's existing investment in Cobrek. The $15.3 million of goodwill was assigned to the Rx Pharmaceuticals segment at the time of acquisition. Goodwill is not amortized for financial reporting or tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Management assigned fair values to the identifiable intangible assets by estimating the discounted forecasted cash flows related to the technology agreements. The estimated useful lives of the agreements are 12 years, and they are amortized on a proportionate basis consistent with the economic benefits derived therefrom.

Sergeant's Pet Care Products, Inc. – On October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's Pet Care Products, Inc. ("Sergeant's") for $285.0 million in cash. Headquartered in Omaha, Nebraska, Sergeant's is a leading supplier of animal health products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition expanded the Company's Consumer Healthcare product portfolio into the animal health category. During fiscal 2013, the Company had incurred approximately $2.0 million of acquisition costs, the majority of which were expensed in the first quarter of fiscal 2013.

The acquisition was accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value. The operating results for Sergeant's were included in the Consumer Healthcare segment of the Company's consolidated results of operations beginning October 1, 2012.

During the measurement period, which ended March 30, 2013, the Company finalized the valuation of identified intangible assets, which resulted in a $12.0 million decrease in other intangible assets and a corresponding increase in goodwill. The measurement period adjustments did not have a material impact on the Company's consolidated statements of operations, balance sheets or cash flows, and, therefore the Company has not retrospectively adjusted its financial statements. The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Sergeant's acquisition (in millions):

Final Valuation
Accounts receivable	$19.7
Inventory	37.7
Property and equipment	25.4
Deferred income tax assets	1.5
Goodwill	80.2
Other intangible assets	135.4
Other assets	3.0
Total assets acquired	302.9

Accounts payable	13.7
Accrued expenses	4.2
Total liabilities assumed	17.9
Net assets acquired	$285.0

The $80.2 million of goodwill was assigned to the Consumer Healthcare segment at the time of acquisition. The purchase price in excess of the value of Sergeant's net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from the development of the animal health store brand category, an adjacent category to the Company's retail customers of its existing store brand products. Goodwill is not amortized for financial reporting purposes, but is amortized for tax purposes. See Note 6 regarding the timing of the Company’s annual goodwill impairment testing.

Other intangible assets acquired in the acquisition were valued as follows (in millions):

	Value	Useful Life (years)
Developed product technology	$66.1	10
Trade name and trademarks	33.0	Indefinite
Favorable supply agreement	25.0	7
Customer relationships	10.0	20
Non-compete agreements	1.3	1 to 3
Total intangible assets acquired	$135.4

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, the excess earnings method, the with or without approach and the lost income method. The developed product technology assets and non-compete agreements are amortized on a straight-line basis. For the trade name and trademarks, the Company concluded that there is no foreseeable limit to the period over which they would be expected to contribute to the entity's cash flows; therefore, they are considered to have an indefinite life. The favorable supply agreement and customer relationships are amortized on a proportionate basis consistent with the economic benefits derived therefrom.

At the time of the acquisition, a step-up in the value of inventory of $7.7 million was recorded in the opening balance sheet as assets acquired and was based on valuation estimates, all of which was charged to cost of sales in the second quarter of fiscal 2013 as the acquired inventory was sold. In addition, fixed assets were written up by $6.1 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

NOTE 3 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Numerator:
Net income (loss)	$(86.0)	$106.0	$25.3	$211.5

Denominator:
Weighted average shares outstanding for basic EPS	98.7	93.9	96.4	93.8
Dilutive effect of share-based awards	—	0.6	0.5	0.6
Weighted average shares outstanding for diluted EPS	98.7	94.5	96.9	94.4

Anti-dilutive share-based awards excluded from computation of diluted EPS	0.2	0.2	0.1	0.1

NOTE 4 – FAIR VALUE MEASUREMENTS

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
The following tables summarize the valuation of the Company’s financial instruments by the above pricing categories as of December 28, 2013 and June 29, 2013 (in millions):

	Fair Value Measurements as of December 28, 2013 Using:
	Total	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$109.6	$109.6	$—	$—
Restricted cash	2.9	2.9	—	—
Investment securities	85.5	85.5	—	—
Foreign currency forward contracts	6.4	—	6.4	—
Funds associated with Israeli post-employment benefits	18.4	—	18.4	—
Total	$222.8	$198.0	$24.8	$—
Liabilities:
Contingent consideration	$17.3	$—	$—	$17.3
Foreign currency forward contracts	0.3	—	0.3	—
Interest rate swap agreements	9.8	—	9.8	—
Total	$27.4	$—	$10.1	$17.3

	Fair Value Measurements as of June 29, 2013 Using:
	Total	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$697.7	$697.7	$—	$—
Foreign currency forward contracts, net	7.6	—	7.6	—
Funds associated with Israeli post-employment benefits	16.1	—	16.1	—
Total	$721.4	$697.7	$23.7	$—
Liabilities:
Contingent consideration	$22.2	$—	$—	$22.2
Interest rate swap agreements	10.8	—	10.8	—
Total	$33.0	$—	$10.8	$22.2

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value. As of December 28, 2013, the carrying value and fair value of the Company’s fixed rate long-term debt were $2.3 billion and $2.3 billion, respectively. As of June 29, 2013, the carrying value and fair value of the Company’s fixed rate long-term debt were $1.6 billion and $1.5 billion, respectively. At December 28, 2013 the fixed rate long-term debt consisted of private placement senior notes with registration rights. Their fair value was determined by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities (Level 2). At June 29, 2013, the fixed rate long-term debt consisted of both of private placement senior notes and public bonds. The private placement senior notes' fair value was calculated similarly to the private placement senior notes with registration rights mentioned above, while the public bonds' fair value was determined by quoted market prices (Level 1). There were no transfers between Level 1 and Level 2 during the three and six months ended December 28, 2013. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of December 28, 2013, the Company had $18.4 million deposited in funds managed by financial institutions that are designated by management to cover post-employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

As a result of the acquisition of Fera completed on June 17, 2013, the Company recorded a contingent consideration liability of $22.2 million on the acquisition date based upon the estimated fair value of contingent payments to the seller.  These estimates included $18.0 million associated with certain contingencies on one product within the portfolio acquired, along with $4.2 million related to a 15-month indemnification period. The fair value measurements for this liability were valued using Level 3 inputs, which included estimates around probability-weighted outcomes and discount rates. During the second quarter of fiscal 2014, the Company updated the estimated fair value of the contingent consideration related to the one product described above, resulting in a write-down of the original $18.0 million consideration to $13.1 million. The gain of $4.9 million was recorded in administration expenses for the three and six months ended December 28, 2013.

The following table presents a rollforward of the assets and liabilities measured at fair value using unobservable inputs (Level 3) at December 28, 2013 (in millions):

Contingent Consideration (Level 3)
Balance as of June 29, 2013	$22.2
Write-down of Fera contingent consideration	(4.9)
Balance as of December 28, 2013	$17.3

NOTE 5 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows (in millions):

	December 28, 2013	June 29, 2013
Finished goods	$341.7	$333.9
Work in process	174.0	182.4
Raw materials	186.6	187.6
Total inventories	$702.3	$703.9

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The increase in goodwill in fiscal 2014 was due primarily to goodwill associated with the acquisition of Elan, totaling $2.1 billion. As a result of benefiting from the anticipated synergies of acquiring Elan, $831.3 million of the $2.1 billion of goodwill was allocated to certain segments as follows: $423.7 million to Consumer Healthcare, $316.1 million to Rx Pharmaceuticals and $91.5 million to Nutritionals. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth fiscal quarter for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	Consumer Healthcare	Nutritionals	Rx Pharma-ceuticals	API	Specialty Sciences	Total
Balance as of June 29, 2013	$279.9	$331.7	$385.5	$92.2	$—	$1,089.3
Business acquisition	423.7	91.5	316.1	—	1,245.3	2,076.6
Purchase accounting adjustments	(1.9)	—	1.3	—	—	(0.6)
Currency translation adjustment	4.1	—	14.3	3.6	—	22.0
Balance as of December 28, 2013	$705.8	$423.2	$717.2	$95.8	$1,245.3	$3,187.3

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	December 28, 2013		June 29, 2013
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Distribution, license and supply agreements	$6,307.3	$41.7	$192.7	$28.9
Developed product technology/formulation and product rights	923.5	255.1	896.8	204.6
Customer relationships	360.2	84.8	358.2	72.4
Non-compete agreements	13.3	7.6	13.3	6.0
Trademarks	12.9	4.7	12.7	4.2
Total	7,617.2	393.9	1,473.7	316.1
Non-amortizable intangibles:
Trade names and trademarks	58.6	—	57.0	—
IPR&D	9.7	—	27.8	—
Total other intangible assets	$7,685.5	$393.9	$1,558.5	$316.1

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

At December 28, 2013, distribution, license and supply agreements included $6.1 billion of intangible assets attributable to the Elan acquisition. During the second quarter of fiscal 2014, the Company recognized impairment charges of $4.0 million and $2.0 million related to the IPR&D assets acquired as part of the Paddock and Rosemont acquisitions, respectively, due to changes in the projected development and regulatory timelines for various projects. Both of the impairment charges were recorded in the Rx Pharmaceuticals segment as write-offs of IPR&D. Additionally, in the second quarter of fiscal 2014, the remaining $13.0 million of IPR&D assets acquired as part of the Paddock acquisition was reclassified to a definite-lived developed product technology asset and is being amortized on a proportionate basis consistent with the economic benefits derived therefrom over an estimated useful life of 12 years.

The Company recorded amortization expense of $73.6 million and $40.3 million for the six months ended December 28, 2013 and December 29, 2012, respectively, for intangible assets subject to amortization. The increase in amortization expense was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Elan, Rosemont, Sergeant's, Cobrek and Velcera acquisitions.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following five years is as follows (in millions):

Fiscal Year	Amount
2014(1)	$214.6
2015	437.8
2016	448.0
2017	444.2
2018	437.2

(1) Reflects remaining six months of fiscal 2014.

NOTE 7 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

	December 28, 2013	June 29, 2013
Foreign line of credit	$—	$5.0

Term loans
2011 Term Loan due October 26, 2016	—	400.0
2013 Term Loan due December 18, 2015	300.0	—
2013 Term Loan due December 18, 2018	700.0	—
	1,000.0	400.0
Senior notes
5.97% Unsecured Senior Notes due May 29, 2015(1)	—	75.0
6.37% Unsecured Senior Notes due May 29, 2018(1)	—	125.0
4.91% Unsecured Senior Notes due April 30, 2017(1)	—	115.0
5.45% Unsecured Senior Notes due April 30, 2020(1)	—	150.0
4.27% Unsecured Senior Notes due September 30, 2021(1)	—	75.0
5.55% Unsecured Senior Notes due April 30, 2022(1)	—	150.0
2.95% Unsecured Senior Notes due May 15, 2023, net of unamortized discount of $3.1 million	—	596.9
4.52% Unsecured Senior Notes due December 15, 2023(1)	—	175.0
4.67% Unsecured Senior Notes due September 30, 2026(1)	—	100.0
1.30% Unsecured Senior Notes due November 8, 2016, net of unamortized discount of $0.5 million(2)	499.5	—
2.30% Unsecured Senior Notes due November 8, 2018, net of unamortized discount of $0.8 million(2)	599.2	—
4.00% Unsecured Senior Notes due November 15, 2023, net of unamortized discount of $3.3 million(2)	796.7	—
5.30% Unsecured Senior Notes due November 15, 2043, net of unamortized discount of $1.7 million(2)	398.3	—
	2,293.7	1,561.9

Other financing	6.6	7.1

Total borrowings outstanding	3,300.3	1,974.0
Less short-term debt and current portion of long-term debt	(141.2)	(46.2)
Total long-term debt less current portion	$3,159.1	$1,927.8

(1)	Private placement unsecured senior notes under Master Repurchase Agreement discussed below collectively as the "Notes"

(2)	Private placement unsecured senior notes with registration rights discussed below collectively as the "Bonds"

In conjunction with the Elan acquisition discussed in Note 2, the Company retired its former debt arrangements and issued new debt. As a result of the debt retirements, the Company recorded a loss of $165.8 million for the three and six months ended December 28, 2013 as follows (in millions):

Make-whole payments	$133.4
Write-off of financing fees on Bridge Agreements	19.0
Write-off of deferred financing fees on old debt	10.5
Write-off of unamortized discount	2.9
Total loss on extinguishment of debt	$165.8

See below for further details of the transactions.

Bridge Agreements

On July 28, 2013, the Company entered into a $2.65 billion Debt Bridge Credit Agreement (the "Debt Bridge") and a $1.7 billion Cash Bridge Credit Agreement (the "Cash Bridge") with HSBC Bank USA, N.A. as Syndication Agent, Barclays Bank PLC as Administration Agent and certain other participant banks (together, the "Bridge Credit Agreements"). The termination of commitments under such Bridge Credit Agreements was contingent on various factors, but not to be later than July 29, 2014. The funding commitment under the Debt Bridge was reduced by $1.0 billion on September 6, 2013 upon completion of the Company’s Term Loan Agreement (see below) and by an additional $1.65 billion on November 8, 2013 upon funding into escrow of the Company’s public bond offering (see below), at which time the Debt Bridge was terminated. The commitments under the Cash Bridge were terminated on December 24, 2013. At no time did the Company draw under the Bridge Credit Agreements. The Company incurred commitment fees under the Bridge Credit Agreements at a per annum rate of 0.175% from July 28, 2013 to termination of the Bridge Credit Agreements totaling $0.7 million for the six months ended December 28, 2013. In addition, fees paid in relation to entering into the Bridge Credit Agreements totaled $19.0 million and were charged to expense in the second quarter of fiscal 2014 and included in the loss on debt extinguishment line on the Company's Consolidated Statements of Operations for the three and six months ended December 28, 2013.
Extinguishment of Old Debt

In November 2013, Perrigo Company, a wholly owned subsidiary of the Company, ("Perrigo Company") made scheduled payments totaling $40.0 million against its 2011 Term Loan. On December 18, 2013, the Company repaid the remaining principal balance of $360.0 million, together with accrued interest and fees of $0.4 million, then outstanding under the Credit Agreement dated as of October 26, 2011 with JPMorgan Chase Bank, N.A., as Administration Agent, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents and certain other participant banks (the "2011 Credit Agreement"). Upon completion of such payment, the 2011 Credit Agreement was terminated in its entirety.
On November 20, 2013, Perrigo Company priced a Tender Offer and Consent Solicitation in regard to the 2.95% Notes which were issued pursuant to the Indenture dated as of May 16, 2013 between Perrigo Company and Wells Fargo Bank, National Association. (the “Indenture”). Total tender consideration of $578.3 million was comprised of an aggregate principal amount of $571.6 million, a make-whole premium of $4.9 million, and accrued interest of $1.8 million. On December 26, 2013, pursuant to the Indenture, notice was given to holders that the remaining notes not duly tendered would be redeemed on December 27, 2013 at a redemption price of par plus accrued interest. On December 27, 2013, the redemption was completed for a total payment of $28.5 million comprised of aggregate principal of $28.4 million and accrued interest of $0.1 million. Upon completion of the redemption, the Indenture was terminated.
On December 23, 2013, Perrigo Company completed the prepayment of all obligations under its private placement senior notes (the "Notes"). All of the Notes were outstanding under the Master Note Purchase Agreement dated May 29, 2008 with various institutional investors (the "Note Agreement"). The terms of the Note Agreement provided for prepayment at any time at Perrigo Company’s option together with applicable make-whole premiums and accrued interest. The total payment of $1,099.6 million was comprised of $965.0 million for the face amount of the Notes, $128.5 million for the make-whole premium, and $6.1 million for accrued interest. Upon completion of the prepayment the Note Agreement was terminated.

Issuance of New Debt

On September 6, 2013, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan") and a $600.0 million Revolving Credit Agreement (the "Revolver") with Barclays Bank PLC as Administration Agent, HSBC Bank USA, N.A. as Syndication Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Documentation Agents and certain other participant banks (together, the "Permanent Credit Agreements"). The Term Loan consists of a $300.0 million tranche maturing December 18, 2015 and a $700.0 million tranche maturing December 18, 2018. Both tranches were drawn in full on December 18, 2013. No drawings were outstanding under the Revolver as of December 28, 2013. Obligations of the Company under the Permanent Credit Facilities are guaranteed by Perrigo Company, certain U.S. subsidiaries of Perrigo Company, and by February 18, 2014, also will be guaranteed by Elan and certain Irish subsidiaries of Elan. Amounts outstanding under each of the Permanent Credit Agreements will bear interest at the Company’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Permanent Credit Agreements.
On November 8, 2013, the Company issued $500.0 million aggregate principal amount of its 1.30% Senior Notes due 2016 (the "2016 Notes"), $600.0 million aggregate principal amount of its 2.30% Senior Notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.00% Senior Notes due 2023 (the "2023 Notes") and $400.0 million aggregate principal amount of its 5.30% Senior Notes due 2043 (the "2043 Notes" and, together with the 2016 Notes, the 2018 Notes and the 2023 Notes, the "Bonds") in a private placement with registration rights. Interest on the Bonds is payable semiannually in arrears in May and November of each year, beginning in May 2014. The Bonds are governed by a Base Indenture and a First Supplemental Indenture between the Company and Wells Fargo Bank N.A., as trustee (collectively the "2013 Indenture"). The Bonds are the Company’s unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness and are guaranteed on an unsubordinated, unsecured basis by the Company's subsidiaries that guarantee the Permanent Credit Agreements. The Company received net proceeds of $2,279.1 million from issuance of the Bonds after deduction of issuance costs of $14.6 million and a market discount of $6.3 million. The Bonds are not entitled to mandatory redemption or sinking fund payments. The Company may redeem the Bonds in whole or in part at any time and from time to time for cash at the redemption prices described in the 2013 Indenture.

NOTE 8 – ACCOUNTS RECEIVABLE SECURITIZATION

On July 23, 2009, the Company entered into an accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and Bank of America Securities, LLC ("Bank of America"). The Company renewed the Securitization Program most recently on June 13, 2011, with Bank of America, as Agent, and Wells Fargo Bank, National Association ("Wells Fargo") and PNC Bank, National Association ("PNC") as Managing Agents (together, the "Committed Investors").

The Securitization Program is a three-year program, expiring June 13, 2014. During the second quarter of fiscal 2013, the Company amended the terms of the Securitization Program, effectively increasing the amount the Company can borrow to $200.0 million. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110.0 million, $60.0 million and $30.0 million, respectively, effectively allowing the Company to borrow up to a total amount of $200.0 million, subject to a Maximum Net Investment calculation as defined in the agreement. At December 28, 2013, $200.0 million was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $200.0 million commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s Condensed Consolidated Balance Sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. The Company had no borrowings outstanding under the Securitization Program as of December 28, 2013 and June 29, 2013.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company utilizes derivative financial instruments to manage exposure to certain risks related to the Company's ongoing operations. The primary risks managed through the use of derivative instruments include interest rate risk and foreign currency exchange risk. The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $467.1 million and $494.9 million at December 28, 2013 and June 29, 2013, respectively. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

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

Interest Rate Risk Management - The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on cash flows and the market value of the Company's borrowings. The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, the Company may enter into treasury-lock agreements ("T-Locks") and interest rate swap agreements on certain investing and borrowing transactions to manage its interest rate changes and to reduce its overall cost of borrowing.

Foreign Currency Exchange Risk Management - The Company conducts business in several major international currencies and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses.

Fair Value Hedges

In anticipation of the acquisition of Elan, during the first quarter of fiscal 2014, the Company entered into three pay-floating interest rate swaps with a total notional amount of $425 million to hedge changes in the fair value of the Company's senior notes from fluctuations in interest rates. These swaps were designated and qualified as fair value hedges of the Company's fixed rate debt. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps was directly offset by the change in fair value of the underlying debt. During the three and six months ended December 28, 2013, the fair value hedges reduced the Company's interest expense by $2.2 million. Both the derivative instrument and the underlying debt were adjusted to market value at the end of each period with any resulting gain or loss recorded in other expense, net. As a result, the Company recorded a net hedge loss of $1.5 million and $3.2 million in other expense, net for the three and six months ended December 28, 2013, respectively.

Due to the retirement of the underlying senior notes as described in Note 7, the Company terminated its fair value hedges by settling the swap contracts during the second quarter, resulting in net proceeds of $0.9 million. In addition, a loss of $4.1 million was recognized on the change in the fair value of the underlying debt and was recorded in other expense, net.

Cash Flow Hedges

The Company enters into derivative instruments to hedge its exposure to changes in cash flows attributable to interest rate and foreign currency fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

The Company previously entered into forward interest rate swaps to manage variability of expected future cash flows from changing interest rates. Due to the retirement of the underlying private placement senior notes (the Notes as described in Note 7), on December 23, 2013, the Company terminated the cash flow hedges related to the Notes, resulting in a loss of $2.6 million recorded to other expense, net for the three and six months ended December 28, 2013 upon repayment of the debt.

During the first quarter of fiscal 2014, the Company entered into forward interest rate swap agreements to hedge against changes in interest rates that could impact the Company's new senior notes, (the Bonds as described in Note 7). These swaps were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725 million. These agreements hedged the variability in future probable interest payments due to changes in the benchmark interest rate between the date the swap agreements were entered into and the date of future debt issuances. On December 18, 2013, the hedges were settled for $15.1 million, and $0.5 million for the ineffective portion was recorded to other expense, net. The effective portion remains in OCI at December 28, 2013 and will be amortized to earnings over the life of the debt.

The Company’s foreign currency hedging program includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of 15 months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of 15 months. The Company did not have any foreign currency put or call contracts as of December 28, 2013.

Economic (Non-Designated) Hedges

The Company enters into foreign currency contracts to manage its foreign exchange exposure related to intercompany financing transactions and other balance sheet items subject to revaluation that do not meet the requirements for hedge accounting treatment. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gain or loss on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other income (expense), net at the end of each period.

The effects of all derivative instruments on the Company’s Condensed Consolidated Balance Sheets as of December 28, 2013 and June 29, 2013, and on the Company’s income and OCI for the three and six months ended December 28, 2013 and December 29, 2012, were as follows (amounts presented exclude any income tax effects) (in millions):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet
(Designated as (non)hedging instruments)

	Asset Derivatives
	Balance Sheet Presentation	Fair Value
		December 28, 2013	June 29, 2013
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$5.8	$7.2
Total hedging derivatives		$5.8	$7.2
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$0.6	$0.8
Total non-hedging derivatives		$0.6	$0.8

	Liability Derivatives
	Balance Sheet Presentation	Fair Value
		December 28, 2013	June 29, 2013
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.1	$0.2
Interest rate swap agreements	Other non-current liabilities	9.8	10.8
Total hedging derivatives		$9.9	$11.0
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.2	$0.2
Total non-hedging derivatives		$0.2	$0.2

Effects of Derivative Instruments on Income and OCI for the three months ended December 28, 2013, and December 29, 2012

Derivatives in Fair Value Hedge Relationships	Location and Amount of (Gain)/Loss Recognized into Income			Hedged Item in Fair Value Hedge Relationship	Location and Amount of (Gain)/Loss Recognized in Income on Related Hedged Item
		December 28, 2013	December 29, 2012			December 28, 2013	December 29, 2012
Interest rate swap agreements	Other expense, net	$5.8	$—	Fixed-rate debt	Other expense, net	$(4.3)	$—

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in OCI on Derivative (Effective Portion)		Location and Amount of (Gain)/Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of (Gain)/Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 28, 2013	December 29, 2012		December 28, 2013	December 29, 2012		December 28, 2013	December 29, 2012
T-Locks	$—	$—	Interest, net	$(0.1)	$(0.1)	Other expense, net	$(2.3)	$—
Interest rate swap agreements	(1.6)	(1.3)	Interest, net	1.5	1.2	Other expense, net	5.4	—
Foreign currency forward contracts	(2.9)	(7.0)	Net sales	(0.5)	0.2	Net sales	—	—
			Cost of sales	(3.8)	1.4	Cost of sales	(0.5)	0.1
			Interest, net	(0.1)	—
			Other expense, net	(0.6)	(1.6)
Total	$(4.5)	$(8.3)		$(3.6)	$1.1		$2.6	$0.1

Effects of Derivative Instruments on Income and OCI for the six months ended December 28, 2013, and December 29, 2012

Derivatives in Fair Value Hedge Relationships	Location and Amount of (Gain)/Loss Recognized into Income			Hedged Item in Fair Value Hedge Relationship	Location and Amount of (Gain)/Loss Recognized in Income on Related Hedged Item
		December 28, 2013	December 29, 2012			December 28, 2013	December 29, 2012
Interest rate swap agreements	Other expense, net	$(0.9)	$—	Fixed-rate debt	Other expense, net	$4.1	$—

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in OCI on Derivative (Effective Portion)		Location and Amount of (Gain)/Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of (Gain)/Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 28, 2013	December 29, 2012		December 28, 2013	December 29, 2012		December 28, 2013	December 29, 2012
T-Locks	$—	$—	Interest, net	$(0.2)	$(0.2)	Other expense, net	$(2.2)	$—
Interest rate swap agreements	14.1	(0.9)	Interest, net	2.8	2.4	Other expense, net	5.4	—
Foreign currency forward contracts	(5.6)	(6.9)	Net sales	(1.2)	0.3	Net sales	—	—
			Cost of sales	(2.8)	3.1	Cost of sales	(0.1)	0.1
			Interest, net	(0.1)	(0.1)
			Other expense, net	(1.7)	(1.1)
Total	$8.5	$(7.8)		$(3.2)	$4.4		$3.1	$0.1

The Company also has forward foreign currency contracts that are not designated as hedging instruments and recognizes the gain or loss associated with these contracts in other expense, net. For the three and six months ended December 28, 2013, the Company recorded a gain of $2.1 million and $0.6 million, respectively, related to these contracts. For the three and six months ended December 29, 2012, the Company recorded a gain of $0.6 million and $0.4 million, respectively. The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in other expense, net.

NOTE 10 – SHAREHOLDERS’ EQUITY

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) was incorporated under the laws of Ireland on June 28, 2013 and became the successor registrant to Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan. Perrigo Company shares were cancelled and exchanged for Perrigo Company plc shares on a one-for-one basis (together with the payment of $0.01 in cash per Perrigo Company share). All the remaining unsold shares of Perrigo Company were deregistered. Perrigo Company plc began trading on the New York Stock Exchange on December 19, 2013 and the Tel Aviv Stock Exchange on December 22, 2013 under the same symbol used by Perrigo Company ("PRGO") prior to December 18, 2013. See Note 2 for additional information about the acquisition of Elan.

The Company issued 70 thousand and 138 thousand shares related to the exercise and vesting of share-based compensation during the second quarter of fiscal 2014 and 2013, respectively. Year-to-date, the Company issued 334 thousand and 605 thousand shares related to the exercise and vesting of share-based compensation during fiscal 2014 and 2013, respectively.

The Company does not currently have an ordinary share repurchase program, but may repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. All ordinary shares repurchased by the Company will either be cancelled or held as treasury shares available for reissuance in the future for general corporate purposes. The Company did not repurchase any shares in private party transactions during the second quarter of fiscal 2014 or 2013. During the six months ended December 28, 2013, the Company repurchased 61 thousand shares for $7.3 million in private party transactions. During the six months ended December 29, 2012, the Company repurchased 110 thousand shares for $12.2 million in private party transactions.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the Company's AOCI balances, net of tax, for the three months ended December 28, 2013 were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement and pension liability adjustments, net of tax	Total AOCI
Balance as of September 28, 2013	$(13.7)	$117.2	$—	$0.8	$104.3
OCI before reclassifications	(1.1)	16.5	(4.8)	—	10.6
Amounts reclassified from AOCI	(0.3)	—	—	—	(0.3)
Net current-period OCI	(1.4)	16.5	(4.8)	—	10.3
Balance as of December 28, 2013	$(15.1)	$133.7	$(4.8)	$0.8	$114.6

Changes in the Company's AOCI balances, net of tax, for the six months ended December 28, 2013 were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement and pension liability adjustments, net of tax	Total AOCI
Balance as of June 29, 2013	$(4.5)	$80.6	$—	$0.9	$77.0
OCI before reclassifications	(10.6)	53.1	(4.8)	—	37.7
Amounts reclassified from AOCI	—	—	—	(0.1)	(0.1)
Net current period OCI	(10.6)	53.1	(4.8)	(0.1)	37.6
Balance as of December 28, 2013	$(15.1)	$133.7	$(4.8)	$0.8	$114.6
The following table provides details about reclassifications out of AOCI for the three and six months ended December 28, 2013 (in millions):

	Three Months Ended	Six Months Ended
	December 28, 2013
Detail of AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Income
Cash Flow Hedges (Note 9):
T-Locks	$(0.1)	$(0.2)	Interest, net
T-Locks	(2.3)	(2.2)	Other expense, net
Interest rate swap agreements	1.5	2.8	Interest, net
Interest rate swap agreements	5.4	5.4	Other expense, net
Foreign currency forward contracts	(0.5)	(1.2)	Net sales
Foreign currency forward contracts	(3.8)	(2.8)	Cost of sales
Foreign currency forward contracts	(0.1)	(0.1)	Interest, net
Foreign currency forward contracts	(0.6)	(1.7)	Other expense, net
Total before tax	(0.5)	—
Tax effect	0.2	(0.1)	Income tax expense
Net of tax	$(0.3)	$(0.1)

NOTE 12 – INCOME TAXES

The effective tax rate for the three months ended December 28, 2013 was a benefit of 23.9% on a net loss reported in the period. For the comparable three month period ended December 29, 2012, the effective tax rate on income was 27.1%. The effective tax rates on income for the six months ended December 28, 2013 and December 29, 2012 were 42.7% and 26.1%, respectively. The effective tax rates for the three and six month periods ended December 28, 2013 were impacted by the transaction costs, changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan. Additionally, the effective tax rate for the first six months of fiscal 2014 was unfavorably impacted by Israel tax rate changes in the amounts of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below. The effective tax rate for the first six months of fiscal 2013 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7.5 million related to various audit resolutions and statute expirations.
In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates were applicable to Perrigo for the six months ended December 28, 2013 and have unfavorably impacted the effective tax rate in the amount of $1.8 million.
In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates were applicable to Perrigo for the six months ended December 28, 2013 and have favorably impacted the effective tax rate in the amount of $4.7 million.
In December 2013, Mexico enacted legislation to rescind the scheduled rate reductions and maintain the 30% corporate tax rate for 2014 and future years. This rate is applicable to Perrigo as of the third quarter of fiscal 2014 and is not expected to have a material impact.
The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which the Company has not previously provided for taxes.
The total amount of unrecognized tax benefits was $148.7 million and $122.3 million as of December 28, 2013 and June 29, 2013, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $31.3 million and $24.3 million as of December 28, 2013 and June 29, 2013, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
In addition to the discussions below, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 28, 2013, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development in accordance with ASC 450-20-25. Other than what is disclosed below, the Company considers the remainder of litigation matters to be immaterial individually and in aggregate.

Eltroxin

During October and November 2011, nine applications to certify a class action lawsuit were filed in various courts in Israel related to Eltroxin, a prescription thyroid medication manufactured by a third party and distributed in Israel by Perrigo Israel Agencies Ltd. The respondents include Perrigo Israel Pharmaceuticals Ltd. and/or Perrigo Israel Agencies Ltd., the manufacturers of the product, and various health care providers who provide health care services as part of the compulsory health care system in Israel.

The nine applications arose from the 2011 launch of a reformulated version of Eltroxin in Israel. The applications generally alleged that the respondents (a) failed to timely inform patients, pharmacists and physicians about the change in the formulation; and (b) failed to inform physicians about the need to monitor patients taking the new formulation in order to confirm patients were receiving the appropriate dose of the drug. As a result, claimants allege they incurred the following damages: (a) purchases of product that otherwise would not have been made by patients had they been aware of the reformulation; (b) adverse events to some patients resulting from an imbalance of thyroid functions that could have been avoided; and (c) harm resulting from the patients' lack of informed consent prior to the use of the reformulation.

All nine applications were transferred to one court in order to determine whether to consolidate any of the nine applications. On July 19, 2012, the court dismissed one of the applications and ordered that the remaining eight applications be consolidated into one application. On September 19, 2012, a consolidated motion to certify the eight individual motions was filed by lead counsel for the claimants. Generally, the allegations in the consolidated motion are the same as those set forth in the individual motions; however, the consolidated motion excluded the manufacturer of the reformulated Eltroxin as a respondent. Several hearings on whether or not to certify the consolidated application took place in December 2013 and January 2014. As this matter is in its early stages, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

Ramat Hovav

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva.  The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company.  The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution.  Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72.5 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar.  On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company. On February 20, 2013, the plaintiffs filed an appeal to the Supreme Court, which has scheduled a hearing on this matter on March 26, 2014. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

Tysabri® Product Liability Lawsuits

The Company and collaborator Biogen Idec are co-defendants in product liability lawsuits arising out of the occurrence of progressive multifocal leukoencephalopathy ("PML"), a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®. While these lawsuits will be vigorously defended, management cannot predict how these cases will be resolved. Adverse results in one or more of these lawsuits could result in substantial judgments against the Company.

NOTE 14 – SEGMENT INFORMATION

The Company has five reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals, API, and Specialty Sciences, along with an Other category. As noted in Note 1, in conjunction with the acquisition of Elan on December 18, 2013, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused on the treatment of Multiple Sclerosis (Tysabri®) and Alzheimer's. The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

	Consumer Healthcare	Nutritionals	Rx Pharma-ceuticals	API	Specialty Sciences(1)	Other	Unallocated expenses	Total(2)
Second Fiscal Quarter 2014
Net sales	$536.3	$139.7	$246.6	$30.0	$7.4	$19.0	$—	$979.0
Operating income (loss)	$89.5	$13.3	$100.4	$8.2	$(19.0)	$0.6	$(106.4)	$86.6
Amortization of intangibles	$5.3	$7.4	$21.5	$0.5	$8.7	$0.4	$—	$43.8
Total assets	$2,345.5	$1,014.0	$1,940.1	$284.7	$8,023.8	$104.7	$—	$13,712.8

Second Fiscal Quarter 2013
Net sales	$539.3	$121.9	$162.5	$40.9	$—	$18.4	$—	$883.0
Operating income (loss)	$86.1	$7.2	$64.1	$13.8	$—	$0.7	$(8.0)	$163.9
Amortization of intangibles	$4.9	$7.3	$8.5	$0.5	$—	$0.4	$—	$21.6
Total assets	$1,771.5	$960.7	$1,184.9	$275.4	$—	$101.9	$—	$4,294.4

	Consumer Healthcare	Nutritionals	Rx Pharma-ceuticals	API	Specialty Sciences(1)	Other	Unallocated expenses	Total(2)
Year-to-Date Fiscal 2014
Net sales	$1,074.8	$268.7	$450.2	$73.2	$7.4	$38.1	$—	$1,912.4
Operating income (loss)	$179.5	$21.0	$183.5	$30.6	$(19.0)	$1.8	$(131.2)	$266.2
Amortization of intangibles	$10.6	$14.7	$37.7	$1.0	$8.7	$0.9	$—	$73.6

Year-to-Date Fiscal 2013
Net sales	$989.7	$225.3	$325.5	$77.3	$—	$34.9	$—	$1,652.7
Operating income (loss)	$165.4	$11.0	$132.6	$27.1	$—	$1.1	$(16.8)	$320.4
Amortization of intangibles	$7.1	$14.6	$16.9	$0.9	$—	$0.8	$—	$40.3

(1)    Specialty Sciences only includes activity from December 18, 2013 to December 28, 2013.
(2)     Amounts may not cross-foot due to rounding.

NOTE 15 – RESTRUCTURING

Elan

During the second quarter of fiscal 2014, in conjunction with the Elan acquisition and in keeping with optimizing the cost structure of the business moving forward, the Company incurred restructuring charges of $14.3 million related to employee termination benefits for eight employees. As of December 28, 2013, approximately $1.1 million had been paid out. The Company expects to incur approximately $8.0 to $10.0 million in additional employee termination benefits for approximately 25 employees in the second half of fiscal 2014. The charge for employee termination benefits was included in the restructuring line of the Consolidated Statement of Operations for the three and six months ended December 28, 2013.

Georgia

During the second quarter of fiscal 2014, the Company made the decision to move its diabetes care operations from Georgia to Allegan, Michigan in order to consolidate operational and administrative functions. As a result of this plan, the Company incurred restructuring costs of approximately $0.5 million in its Consumer Healthcare segment during the second quarter of fiscal 2014 related to employee termination benefits for approximately 30 employees at its Georgia location. The charge for employee termination benefits was included in the restructuring line of the Consolidated Statement of Operations for the three and six months ended December 28, 2013. The Company expects to pay out these termination benefits during fiscal 2014. Additional restructuring costs are not expected to be material.

Minnesota

During the first quarter of fiscal 2014, the Company made the decision to restructure its workforce at its Minnesota location in an effort to consolidate specific global administrative functions. As a result of this plan, the Company incurred restructuring costs of approximately $1.4 million and $0.2 million in its Rx Pharmaceuticals segment during the first and second quarters of fiscal 2014, respectively, related to employee termination benefits for approximately 40 employees at its Minnesota location. The charge for employee termination benefits was included in the restructuring line of the Consolidated Statement of Operations for the three and six months ended December 28, 2013. The Company expects to pay out these termination benefits during fiscal 2014. Additional restructuring costs are not expected to be material.

Velcera

In connection with the Velcera acquisition, the Company incurred restructuring costs of $2.9 million in its Consumer Healthcare segment during the fourth quarter of fiscal 2013 related to employee termination benefits for 22 employees. During the first quarter of fiscal 2014, the Company incurred additional restructuring costs of $0.7 million related to employee termination benefits. The charge for employee termination benefits was included in the restructuring line of the Consolidated Statement of Operations for the six months ended December 28, 2013. All termination benefits had been paid as of December 28, 2013. The Company does not expect to incur any additional restructuring costs.

NOTE 16 – COLLABORATIVE ARRANGEMENT

With the acquisition of Elan on December 18, 2013, the Company inherited the following collaborative arrangement with Transition Therapeutics Inc. ("Transition").
In September 2006, Elan entered into an exclusive, worldwide collaboration with Transition for the joint development and commercialization of a novel therapeutic agent for Alzheimer’s disease. The small molecule, ELND005, is a beta amyloid anti-aggregation agent that has been granted fast track designation by the FDA. In December 2007, the first patient was dosed in a Phase 2 clinical study. This 18-month, randomized, double-blind, placebo-controlled, dose-ranging study was designed to evaluate the safety and efficacy of ELND005 in approximately 340 patients with mild to moderate Alzheimer’s disease. In December 2009, Elan announced that patients would be withdrawn from the two highest dose groups due to safety concerns. In August 2010, Elan and Transition announced the top-line summary results of the Phase 2 clinical study and in September 2011, the Phase 2 clinical study data was published in the journal Neurology. The study’s cognitive and functional co-primary endpoints did not achieve statistical significance. The 250mg twice daily dose demonstrated a biological effect on amyloid-beta protein in the cerebrospinal fluid ("CSF") in a subgroup of patients who provided CSF samples. This dose achieved targeted drug levels in the CSF and showed some effects on clinical endpoints in an exploratory analysis.
In December 2010, Elan modified their Collaboration Agreement with Transition and, in connection with this modification, Transition elected to exercise its opt-out right under the original agreement. Under this amendment, Elan paid Transition $9.0 million in 2010 and Transition received a further $11.0 million payment upon Elan’s commencement of an ELND005 Phase 2 clinical trial in 2012. Due to the amendment, Transition is no longer eligible to receive a $25.0 million milestone payment that would have been due upon the commencement of a Phase 3 trial for ELND005 under the terms of the original agreement.
As a consequence of Transition’s decision to exercise its opt-out right, it no longer funds the development or commercialization of ELND005 and has relinquished its 30% ownership of ELND005 to Elan. Consistent with the terms of the original agreement, following its opt-out decision, Transition will be entitled to receive milestone payments of up to $93.0 million, along with tiered royalty payments ranging in percentage from a high single digit to the mid teens (subject to offsets) based on net sales of ELND005 should the drug receive the necessary regulatory approvals for commercialization. The term of the Collaboration Agreement runs until the Company is no longer developing or commercializing ELND005. The Company may terminate the Collaboration Agreement upon not less than 90 days notice to Transition and either party may terminate the Collaboration Agreement for material breach or because of insolvency of the other party.
NOTE 17 – SUBSEQUENT EVENT

As noted in Note 1, the Company had acquired a 14.6% share in Prothena as a result of the Elan acquisition on December 18, 2013. On January 29, 2014, Prothena announced the pricing of an underwritten public offering of 2,767,177 ordinary shares at a price to the public of $26.00 per ordinary share, before underwriting discounts and commissions.  The Company owned all of the ordinary shares sold in the offering. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 415,076 Prothena ordinary shares.  On January 29th, underwriters exercised their option to purchase the additional 415,076 Prothena ordinary shares.  The offering settled on February 3, 2014 for proceeds to the Company, net of underwriting discounts and commissions, of approximately $79.4 million.  As a result of the offering, the Company no longer holds an ownership stake in Prothena. At December 28, 2013, the Company's carrying value in its investment in Prothena was $84.4 million. Between December 18, 2013, the date the Company acquired Elan, and December 28, 2013, the Company recorded an unrealized loss of $4.8 million in OCI related to the change in Prothena's stock price between December 18, 2013 and December 28, 2013. As a result of the offering, the Company expects to recognize a loss on the sale of its investment in Prothena of approximately $9.8 million in the third quarter of fiscal 2014.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER OF FISCAL YEARS 2014 AND 2013

EXECUTIVE OVERVIEW

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2 to the Notes of Condensed Consolidated Statements. In 1887, what was started as a small local proprietor selling medicinals to regional grocers has evolved into a leading global pharmaceutical company that manufactures and distributes more than 47 billion oral solid doses and more than two billion liquid doses, as well as dozens of other product dosage forms, each year. The Company’s mission is to offer “Quality Affordable Healthcare ProductsTM”, and and it does so across a wide variety of product categories primarily in the United States, United Kingdom, Mexico, Israel and Australia, as well as many other key markets worldwide, including Canada, China and Latin America.

Segments – The Company has five reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals, API, and Specialty Sciences. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.

•
The Consumer Healthcare ("CHC") segment is the world’s largest store brand manufacturer of over-the-counter ("OTC") pharmaceutical products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, animal health, and secondary product categories include feminine hygiene, diabetes care and dermatological care.

The CHC business markets products that are comparable in quality and effectiveness to national brand products.The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is developing its position in Australia. The Company's market share of OTC store brand products has grown in recent years as new products, retailer efforts to increase consumer education and awareness, and economic conditions have directed consumers to the value of store brand product offerings.

•
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, vitamin, mineral and dietary supplement ("VMS") products, and oral electrolyte solution ("OES") products to retailers, distributors and consumers primarily in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets store brand products that are comparable in quality and formulation to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended. Store brands, which offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration ("FDA") requirements as the national brands. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.

•
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription ("Rx") drugs primarily for the U.S. market. The Company defines this portfolio as predominantly “extended topical” and "specialty" as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones, oral solid dosage forms and oral liquid formulations. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult and costly to develop and launch (e.g., extended topicals, specialty solutions or products containing controlled substances). In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 100 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs.

•
The API segment develops, manufactures and markets active pharmaceutical ingredients ("API") used worldwide by the generic drug industry and branded pharmaceutical companies. The API business identifies APIs critical to its pharmaceutical customers’ future product launches and then works closely with these customers on the development processes. API development is focused on the synthesis of less common molecules for the U.S., European and other international markets. The Company is also focusing development activities on the synthesis of molecules for use in its own OTC and Rx pipeline products. This segment is undergoing a strategic platform transformation, moving certain production from Israel to the acquired API manufacturing facility in India to allow for lower cost production and to create space for other, more complex production in Israel.

•
As a result of the Elan acquisition on December 18, 2013, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused on the treatment of Multiple Sclerosis (Tysabri®) and Alzheimer's.

In addition to general management and strategic leadership, each business segment has its own sales and marketing teams focused on servicing the specific requirements of its customer base. Each of these business segments share Research & Development, Supply Chain, Information Technology, Finance, Human Resources, Legal and Quality services.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the three and six months ended December 28, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year.

Consolidated Results

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$979.0	$883.0	$96.0	11%
Gross profit	$360.7	$307.2	$53.5	17%
Gross profit %	36.8%	34.8%	200 bps
Operating expenses	$274.1	$143.3	$130.8	91%
Operating expenses %	28.0%	16.2%	1,180 bps
Operating income	$86.6	$163.9	$(77.3)	(47)%
Operating income %	8.8%	18.6%	(980) bps
Interest and other, net	$199.6	$18.4	$181.2	985%
Income taxes (benefit)	$(27.0)	$39.5	$(66.5)	(168)%
Net income (loss)	$(86.0)	$106.0	$(192.0)	(181)%

Current Quarter Results – The increase in net sales for the second quarter of fiscal 2014 was driven primarily by new product sales of $52.5 million and $39.0 million of incremental net sales attributable to acquisitions of Rosemont, Fera, Elan and Velcera. Second quarter fiscal 2014 gross profit also increased in line with the increase in net sales, and operating expenses included incremental expenses attributable to the aforementioned acquisitions, along with acquisition-related costs of $93.7 million related to the Elan acquisition. Interest and other, net included a loss on extinguishment of debt of $165.8 million related to the early retirement of the Company's old debt arrangements. See "Financial Condition, Liquidity and Capital Resources" for further details.

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$1,912.4	$1,652.7	$259.7	16%
Gross profit	$717.0	$592.4	$124.6	21%
Gross profit %	37.5%	35.8%	170 bps
Operating expenses	$450.8	$272.0	$178.8	66%
Operating expenses %	23.6%	16.5%	710 bps
Operating income	$266.2	$320.4	$(54.2)	(17)%
Operating income %	13.9%	19.4%	(550) bps
Interest and other, net	$222.0	$34.2	$187.8	549%
Income taxes	$18.9	$74.7	$(55.8)	(75)%
Net income	$25.3	$211.5	$(186.2)	(88)%

Current Year-to-Date Results – The increase in year-to-date net sales was driven primarily by new product sales of $106.9 million and $103.4 million of incremental net sales attributable to the acquisitions of Sergeant's, Rosemont, Fera, Velcera and Elan. Gross profit for fiscal 2014 increased in line with the increase in net sales, and operating expenses included incremental expenses attributable to the aforementioned acquisitions, along with acquisition-related costs of $105.7 million related to the Elan acquisition. Interest and other, net included a loss on extinguishment of debt of $165.8 million related to the early retirement of the Company's old debt arrangements. See "Financial Condition, Liquidity and Capital Resources" for further details.

Further details related to current year results, including results by segment, are included below under Results of Operations.

Events Impacting Future Results

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company's subsidiary Elan has the rights to receive royalties from Biogen Idec Inc. The amount of royalties received under this agreement is expected to be material to the future results of operations and cash flows. For the three-month period ending December 2013, Elan recorded $51.0 million in royalties associated with this agreement. Further, Elan incurs costs associated with the ongoing business operations, continued research associated with certain development programs, and as outlined in Note 1 of the Notes to the Condensed Consolidated Financial Statements, maintains investments in various equity interests. In addition, as disclosed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company expects to realize approximately $306.0 million amortization expense annually associated with the intangible assets acquired with the acquisition of Elan. The combination of ongoing operating expenses and amortization is expected to be material to the future results of operations.

The Company expects to realize recurring annual operating expense and tax savings associated with the acquisition of Elan. Certain of these savings result from the elimination of redundant public company costs while optimizing back-office support. Additionally, the Company expects to have a lower future tax rate due to changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan. Restructuring and integration costs are not anticipated to exceed $15.0 million, before taxes for the remainder of fiscal 2014.

The Company is in the process of transitioning its long-term strategy for its API business from primarily third party to a dual focus on third-party business, including products to be manufactured in India, and vertical integration of high value and more difficult-to-manufacture inputs to the Consumer Healthcare and Rx businesses in an effort to gain efficiencies and lower costs, thus increasing margins. With a limited pipeline of products in development for future third-party customer new product introductions, the API segment revenues will likely decrease in the future, while intercompany vertical integration revenues (which will be eliminated in consolidation) will potentially increase. The Company plans to continue to seek and execute upon niche, complex differentiated new product APIs opportunistically for its overall portfolio, commence production in the

Company's new API site in India, and strive to develop unique collaborations and profit sharing agreements between the Company's API business and pharmaceutical companies globally.

In January 2012, a branded competitor in the OTC market began to experience certain quality issues at one of its facilities, causing it to temporarily shut down the facility. Due to this situation, the Company experienced an increase in demand for its OTC products during the second half of fiscal 2012 and full year fiscal 2013, which had a positive impact on the Consumer Healthcare segment's net sales and results of operations. At this time, the branded competitor is in the process of returning to the market with certain products. The impact on the Company's future results will largely be determined by the branded competitor's strategies regarding supply chain, manufacturing and marketing as well as the pace at which they are able to regain distribution and consumer market share, each of which may have an impact on the sales for OTC products.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which continued through fiscal 2013, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s net sales. At this time, the branded competitor is in the process of returning to the market. The Company is considering this year-over-year impact in its forward-looking sales forecast, but cannot fully predict the extent of consumers' re-acceptance of the branded products or the extent of the branded competitor's marketing activities.

RESULTS OF OPERATIONS

Consumer Healthcare

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$536.3	$539.3	$(3.0)	(1)%
Gross profit	$171.7	$162.3	$9.4	6%
Gross profit %	32.0%	30.1%	190 bps
Operating expenses	$82.2	$76.2	$6.0	8%
Operating expenses %	15.3%	14.1%	120 bps
Operating income	$89.5	$86.1	$3.4	4%
Operating income %	16.7%	16.0%	70 bps

Second quarter net sales for fiscal 2014 decreased due primarily to a decline of $45.8 million in sales of existing products, primarily in the contract manufacturing and analgesics categories. This decline was partially offset by an increase in sales volumes of existing products of $19.4 million, primarily in the smoking cessation and gastrointestinal product categories, along with new product sales of $17.2 million, primarily in the cough/cold and smoking cessation categories, and $5.2 million of incremental sales attributable to the Velcera acquisition.

Second quarter gross profit for fiscal 2014 increased due primarily to contribution from new product sales and incremental gross profit attributable to the Velcera acquisition. Gross profit was negatively impacted by the net decrease in sales of existing products in the categories referenced above. The second quarter fiscal 2014 gross profit percentage increased due, in part, to the Velcera acquisition and contribution from new product sales.

Second quarter operating expenses for fiscal 2014 increased due primarily to $1.9 million of incremental operating expenses from the Velcera acquisition. In addition, research and development expenses increased $4.3 million due primarily to higher spending as planned on new product development projects.

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$1,074.8	$989.7	$85.1	9%
Gross profit	$348.7	$308.1	$40.6	13%
Gross profit %	32.4%	31.1%	130 bps
Operating expenses	$169.2	$142.7	$26.5	19%
Operating expenses %	15.7%	14.4%	130 bps
Operating income	$179.5	$165.4	$14.1	9%
Operating income %	16.7%	16.7%	0 bps

Year-to-date net sales for fiscal 2014 increased due primarily to $47.1 million of incremental sales attributable to the Sergeant's and Velcera acquisitions, an increase in sales volumes of existing products of $39.8 million, primarily in the gastrointestinal and smoking cessation categories, and new product sales of $34.4 million. Existing product sales increased due primarily to expanded distribution and strong promotional activities. These increases were partially offset by a decline of $33.2 million in sales of existing products, primarily in the contract manufacturing category, along with $4.2 million in discontinued products.

Year-to-date gross profit for fiscal 2014 increased due primarily to incremental gross profit attributable to the Sergeant's and Velcera acquisitions, gross profit attributable to the net increase in sales of existing products and contribution from new product sales. The year-to-date gross profit percentage for fiscal 2014 increased due, in part, to the Sergeant's and Velcera acquisitions and contribution from new product sales.

Year-to-date operating expenses for fiscal 2014 increased due primarily to $18.4 million of incremental operating expenses from the Sergeant's and Velcera acquisitions. In addition, research and development expenses increased $6.1 million due primarily to higher spending as planned on new product development projects.

Nutritionals

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$139.7	$121.9	$17.8	15%
Gross profit	$38.7	$30.1	$8.6	29%
Gross profit %	27.7%	24.7%	300 bps
Operating expenses	$25.4	$23.0	$2.4	10%
Operating expenses %	18.2%	18.8%	(60) bps
Operating income	$13.3	$7.2	$6.2	86%
Operating income %	9.6%	5.9%	370 bps

Second quarter net sales for fiscal 2014 increased due primarily to an increase in sales of existing products of $14.8 million, across almost all product categories, along with new product sales of $3.9 million. Existing product sales in the VMS category increased due primarily to new customers, while sales in the infant nutritionals category increased due primarily to higher sales of infant formulas as compared to last year as a result of the continued successful implementation of the Company's new plastic container.

Second quarter gross profit for fiscal 2014 increased due primarily to gross profit attributable to the increase in sales of existing products and contribution from new product sales. The second quarter fiscal 2014 gross profit percentage increased due primarily to improved operational efficiencies compared to last year.

Second quarter operating expenses for fiscal 2014 increased due primarily to higher distribution and selling expenses as a result of the higher sales volume.

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$268.7	$225.3	$43.4	19%
Gross profit	$69.6	$56.0	$13.6	24%
Gross profit %	25.9%	24.8%	110 bps
Operating expenses	$48.5	$44.9	$3.6	8%
Operating expenses %	18.1%	19.9%	(180) bps
Operating income	$21.0	$11.0	$10.0	91%
Operating income %	7.8%	4.9%	290 bps

Year-to-date net sales for fiscal 2014 increased due primarily to an increase in sales of existing products of $35.4 million, across almost all product categories, along with new product sales of $8.8 million. Existing product sales in the VMS category increased due primarily to new customers, while sales in the infant nutritionals category increased due primarily to higher sales of infant formulas as compared to last year. First quarter fiscal 2013's existing product net sales for infant formulas were negatively impacted by a production conversion and ramp up at the Company's Vermont manufacturing facility following the installation of a new plastic container powder infant formula packaging line. As of June 2013, the Company had successfully transitioned 100% of its core items at U.S. retailer customers to the new plastic container.

Year-to-date gross profit for fiscal 2014 increased due primarily to gross profit attributable to the increase in sales of existing products and contribution from new product sales. Fiscal 2014 gross profit percentage increased due primarily to improved operational efficiencies compared to last year.

Year-to-date operating expenses for fiscal 2014 increased due primarily to higher distribution and selling expenses as a result of the higher sales volume.

Rx Pharmaceuticals

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$246.6	$162.5	$84.1	52%
Gross profit	$128.8	$86.0	$42.8	50%
Gross profit %	52.2%	52.9%	(70) bps
Operating expenses	$28.4	$22.0	$6.4	29%
Operating expenses %	11.5%	13.5%	(200) bps
Operating income	$100.4	$64.1	$36.3	57%
Operating income %	40.7%	39.4%	130 bps

Second quarter net sales for fiscal 2014 increased due primarily to $26.3 million of net sales from the acquisitions of Rosemont and Fera, new product sales of $24.2 million and product mix.

Second quarter gross profit for fiscal 2014 increased due primarily to incremental gross profit attributable to the Rosemont and Fera acquisitions, gross profit contribution from new products and product mix. The second quarter fiscal 2014 gross profit percentage decreased due primarily to product mix.

Second quarter operating expenses for fiscal 2014 increased due primarily to a $4.0 and $2.0 million write-off of certain IPR&D assets that were acquired as part of the Paddock and Rosemont acquisitions, respectively, as a result of changes in the projected development and regulatory timelines for various projects. Excluding the $2.0 million IPR&D write-off, Rosemont's incremental operating expenses for the quarter were approximately $4.0 million. These increases were partially offset by a $4.9 million reduction in the contingent consideration liability recorded as part of the Fera acquisition in the fourth quarter of fiscal 2014.

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$450.2	$325.5	$124.7	38%
Gross profit	$241.3	$172.7	$68.6	40%
Gross profit %	53.6%	53.1%	50 bps
Operating expenses	$57.8	$40.2	$17.6	44%
Operating expenses %	12.8%	12.3%	50 bps
Operating income	$183.5	$132.6	$50.9	38%
Operating income %	40.8%	40.7%	10 bps

Year-to-date net sales for fiscal 2014 increased due primarily to $48.9 million of net sales from the acquisitions of Rosemont and Fera, new product sales of $39.2 million and product mix.

Year-to-date gross profit for fiscal 2014 increased due primarily to incremental gross profit attributable to the Rosemont and Fera acquisitions, gross profit contribution from new products and product mix. The fiscal 2014 gross profit percentage increased due primarily to the Rosemont and Fera acquisitions and favorable pricing dynamics.

Year-to-date operating expenses for fiscal 2014 increased due primarily to a $4.0 and $2.0 million write-off of certain IPR&D assets as previously mentioned above, as well as a $2.5 million litigation settlement. Excluding the $2.0 million IPR&D write-off, Rosemont's incremental operating expenses were $7.8 million. These increases were partially offset by a $4.9 million reduction in the contingent consideration liability recorded as part of the Fera acquisition in the fourth quarter of fiscal 2014.

API

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$30.0	$40.9	$(10.9)	(27)%
Gross profit	$16.5	$22.9	$(6.3)	(28)%
Gross profit %	55.2%	56.0%	(80) bps
Operating expenses	$8.3	$9.1	$(0.7)	(8)%
Operating expenses %	27.8%	22.2%	560 bps
Operating income	$8.2	$13.8	$(5.6)	(41)%
Operating income %	27.4%	33.8%	(640) bps

Second quarter net sales for fiscal 2014 decreased due primarily to a decrease in sales of existing products of $17.4 million as a result of increased competition on certain products, partially offset by $6.9 million of new product sales, which relates primarily to the U.S. launch of temozolomide as further described below. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.

Second quarter gross profit for fiscal 2014 decreased due primarily to the decrease in existing product sales, partially offset by the U.S. launch of temozolomide discussed above. The second quarter gross profit percentage decreased in fiscal 2014 compared to fiscal 2013 due primarily to product mix.

Second quarter operating expenses for fiscal 2014 decreased due to lower administrative costs.

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$73.2	$77.3	$(4.1)	(5)%
Gross profit	$46.4	$44.2	$2.1	5%
Gross profit %	63.4%	57.3%	610 bps
Operating expenses	$15.7	$17.1	$(1.4)	(8)%
Operating expenses %	21.5%	22.1%	(60) bps
Operating income	$30.6	$27.1	$3.5	13%
Operating income %	41.9%	35.1%	680 bps

Year-to-date net sales for fiscal 2014 decreased due primarily to a decrease in sales of existing products of $27.0 million, partially offset by $23.6 million of new product sales, which relates primarily to the U.S. launch of temozolomide described above. The decrease in existing product sales was due primarily to lower sales related to the post-exclusivity status of a long-standing commercial agreement (the "API Agreement") that the Company has with a customer to supply an API for use in a generic finished dosage pharmaceutical product. The Company's customer launched its product with 180-day exclusivity status in the fourth quarter of fiscal 2012. In addition, the decrease in existing product sales was due to increased competition on certain products.

On August 12, 2013, the generic version of Temodar® (temozolomide) was launched in the U.S. market. The Company has a partnership agreement by which API will be exclusively supplied to Teva Pharmaceuticals Ltd. (“Teva”) and Teva will manufacture, market and distribute the product in the U.S. The Company and Teva share equally in the profitably of the product sold in the U.S. market. The temozolomide product was launched with 180-day exclusivity status. On or about the same date Teva launched its generic product, the brand, through Sandoz, launched an authorized generic version of Temodar®.

Year-to-date gross profit and gross profit percentage for fiscal 2014 increased due primarily to the U.S. launch of temozolomide discussed above. The increase in gross profit was partially offset by the lower sales contribution from the API Agreement.

Year-to-date operating expenses for fiscal 2014 decreased due primarily to lower administrative costs driven by lower legal fees and lower employee-related expenses.

Specialty Sciences

For the Period of
($ in millions)	December 18, 2013 to December 28, 2013
Net sales	$7.4
Gross profit	$(1.3)
Gross profit %	(17.1)%
Operating expenses	$17.7
Operating expenses %	239.1%
Operating loss	$(19.0)
Operating loss %	(256.2)%

Between December 18, 2013, the date the Company acquired Elan, and December 28, 2013, the Company recognized $7.4 million of revenue related to royalties received from Biogen Idec Inc.'s global sales of the Multiple Sclerosis drug Tysabri®, which is manufactured and distributed by Biogen Idec Inc. During this time period, the Company also recognized $8.7 million of intangible asset amortization expense in cost of sales. Operating expenses included $14.3 million of restructuring charges related to employee termination benefits, while the remaining $3.4 million related primarily to research and development expenses incurred as part of the ELND005 Phase 2 clinical program. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for more information on this program. The Company expects to incur approximately $8.0 to $10.0 million of additional restructuring expenses related to employee termination benefits in the second half of fiscal 2014.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$19.0	$18.4	$0.6	3%
Gross profit	$6.1	$5.8	$0.3	5%
Gross profit %	32.3%	31.9%	40 bps
Operating expenses	$5.5	$5.2	$0.3	6%
Operating expenses %	29.1%	28.3%	80 bps
Operating income	$0.6	$0.7	$(0.1)	(8)%
Operating income %	3.2%	3.6%	(40) bps

Second quarter net sales and gross profit for fiscal 2014 increased due primarily to favorable changes in foreign currency exchange rates, while operating expenses increased due to unfavorable changes in foreign currency exchange rates.

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 28, 2013	December 29, 2012
Net sales	$38.1	$34.9	$3.2	9%
Gross profit	$12.3	$11.4	$0.9	8%
Gross profit %	32.3%	32.6%	(30) bps
Operating expenses	$10.5	$10.3	$0.2	2%
Operating expenses %	27.6%	29.5%	(190) bps
Operating income	$1.8	$1.1	$0.7	65%
Operating income %	4.7%	3.1%	160 bps

Year-to-date net sales for fiscal 2014 increased due primarily to $2.0 million attributable to favorable changes in foreign currency exchange rates and new product sales of $1.0 million. Year-to-date gross profit for fiscal 2014 increased in line with the net sales increase. Year-to-date operating expenses for fiscal 2014 were relatively flat compared to fiscal 2013.

Unallocated Expenses

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses were $106.4 million for the second quarter of fiscal 2014 compared to $8.0 million for the second quarter of fiscal 2013, an increase of 1,245% or $98.4 million. Year-to-date unallocated expenses were $131.2 million for fiscal 2014 compared to $16.8 million for fiscal 2013, an increase of 682% or $114.4 million. Unallocated expenses for the second quarter and year-to-date fiscal 2014 increased due primarily to acquisition-related costs incurred in connection with the Elan transaction. These costs related primarily to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for a breakout of these expenses by line item on the Condensed Consolidated Statements of Operations. The Company does not expect acquisition and other integration-related costs associated with the Elan transaction to be significant for the remainder of fiscal 2014.

Interest and Other (Consolidated)

Interest expense for the second quarter was $30.3 million for fiscal 2014 and $16.8 million for fiscal 2013. Year-to-date interest expense was $52.4 million for fiscal 2014 and $33.9 million for fiscal 2013. Interest expense for the second quarter and year-to-date fiscal 2014 increased due primarily to increased borrowings related to the issuance of $600 million of debt in a public offering, which was completed during the fourth quarter of fiscal 2013. This debt was subsequently paid off in December in conjunction with the Elan transaction. Interest expense also increased due to the issuance of $2.3 billion of debt in a private placement, which was completed during the second quarter of fiscal 2014. As a result of this debt issuance, the Company expects interest expense to increase to approximately $100.0 million on an annual basis.

Interest income was $0.6 million and $1.5 million for the second quarter of fiscal 2014 and 2013, respectively, and $1.3 million and $2.7 million for year-to-date fiscal 2014 and 2013, respectively.

In conjunction with the Elan acquisition discussed in Note 2 of the Notes to Condensed Consolidated Statements, the Company retired its former debt arrangements and issued new debt. As a result of the debt retirements, the Company recorded a loss of $165.8 million for the three and six months ended December 28, 2013 consisting of make-whole payments, write-off of unamortized discounts, transaction fees, and interest on the bridge agreements described below.

Income Taxes (Consolidated)

The effective tax rate for the three months ended December 28, 2013 was a benefit of 23.9% on a net loss reported in the period. For the comparable three month period ended December 29, 2012, the effective tax rate on income was 27.1%. The effective tax rate on income for the six months ended December 28, 2013 and December 29, 2012 was 42.7% and 26.1%, respectively. The effective tax rates for the three and six month periods ended December 28, 2013 were impacted by the transaction costs, changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan. Additionally, the effective tax rate for the first six months of fiscal 2014 was unfavorably impacted by Israel tax rate changes in the amounts of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below. The effective tax rate for the first six months of fiscal 2013 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7.5 million related to various audit resolutions and statute expirations.
In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates were applicable to Perrigo for the six months ended December 28, 2013 and have unfavorably impacted the effective tax rate in the amount of $1.8 million.
In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates were applicable to Perrigo for the six months ended December 28, 2013 and have favorably impacted the effective tax rate in the amount of $4.7 million.
In December 2013, Mexico enacted legislation to rescind the scheduled rate reductions and maintain the 30% corporate tax rate for 2014 and future years. This rate is applicable to Perrigo as of the third quarter of fiscal 2014 and is not expected to have a material impact.
The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which the Company has not previously provided for taxes.
The total amount of unrecognized tax benefits was $148.7 million and $122.3 million as of December 28, 2013 and June 29, 2013, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $31.3 million and $24.3 million as of December 28, 2013 and June 29, 2013, respectively.

Financial Condition, Liquidity and Capital Resources

The Company finances its operations with internally-generated funds, supplemented by credit arrangements with third parties and capital market financing. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit and securities offerings. Based on the Company’s current financial condition and credit relationships, management believes that the Company’s operations and borrowing resources are sufficient to provide for the Company’s current and foreseeable capital requirements. However, the Company continues to evaluate the impact of commercial and capital market conditions on liquidity and may determine that modifications to the Company’s capital structure are appropriate if market conditions deteriorate or if favorable capital market opportunities become available.

Cash

At December 28, 2013, the Company had cash and cash equivalents of $521.1 million, a decrease of $258.8 million from June 29, 2013, and working capital, including cash, of $1,324.2 million, a decrease of $163.3 million from June 29, 2013.

Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities discussed further below are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

	Six Months Ended
(in millions)	December 28, 2013	December 29, 2012
Net cash from operating activities	$220.3	$229.6

Net cash for investing activities	$(1,599.5)	$(366.2)

Net cash from (for) financing activities	$1,122.4	$(2.3)

Year-to-date net cash provided from operating activities decreased by $9.3 million due primarily to changes in working capital as compared to last year.

Year-to-date net cash used for investing activities increased by $1,233.3 million due primarily to the Elan acquisition completed in the second quarter of fiscal 2014.

Capital expenditures for facilities and equipment year-to-date for fiscal 2014 were for manufacturing productivity and capacity projects and investments at newly acquired entities. Capital expenditures for fiscal 2014 are anticipated to be between $150 million and $185 million, related primarily to manufacturing productivity and capacity projects and investments at newly acquired entities. The Company expects to fund these estimated capital expenditures with funds from operational cash flows or revolving credit facilities.

Year-to-date net cash provided from financing activities was $1,122.4 million for fiscal 2014 compared to net cash used for financing activities of $2.3 million for fiscal 2013 due primarily to net proceeds from the new debt issuances further described below, partially offset by repayments on the Company's old debt arrangements, along with the premiums paid to retire the Company's old debt arrangements prior to maturity. For additional information on the changes in the Company's debt structure, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

The Company does not currently have an ordinary share repurchase program, but may repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. The Company did not repurchase any shares in private party transactions during the second quarter of fiscal 2014 or 2013. During the six months ended December 28, 2013, the Company repurchased 61 thousand shares for $7.3 million in private party transactions. During the six months ended December 29, 2012, the Company repurchased 110 thousand shares for $12.2 million in private party transactions. All ordinary shares repurchased by the Company will either be cancelled or held as treasury shares available for reissuance in the future for general corporate purposes.

The Company paid quarterly dividends totaling $18.0 million and $16.0 million, or $0.18 and $0.17 per share, for the first six months of fiscal 2014 and 2013, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Accounts Receivable Securitization

On July 23, 2009, Perrigo Company, a wholly owned subsidiary of the Company, entered into an accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and Bank of America Securities, LLC ("Bank of America"). The Company renewed the Securitization Program most recently on June 13, 2011, with Bank of America, as Agent, and Wells Fargo Bank, National Association ("Wells Fargo") and PNC Bank, National Association ("PNC") as Managing Agents (together, the "Committed Investors").

The Securitization Program is a three-year program, expiring June 13, 2014. During the second quarter of fiscal 2013, the Company amended the terms of the Securitization Program, effectively increasing the amount the Company can borrow to $200.0 million. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110.0 million, $60.0 million and $30.0 million, respectively, effectively allowing the Company to borrow up to a total amount of $200.0 million, subject to a Maximum Net Investment calculation as defined in the agreement. At December 28, 2013, $200.0 million was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $200.0 million commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s Condensed Consolidated Balance Sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. The Company had no borrowings outstanding under the Securitization Program as of December 28, 2013 and June 29, 2013.

Bank Loan Facilities

On September 6, 2013, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan") and a $600.0 million Revolving Credit Agreement (the "Revolver") with Barclays Bank PLC as Administration Agent, HSBC Bank USA, N.A. as Syndication Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Documentation Agents and certain other participant banks (together, the "Permanent Credit Agreements"). The Term Loan consists of a $300.0 million tranche maturing December 18, 2015 and a $700.0 million tranche maturing December 18, 2018. Both tranches were drawn in full on December 18, 2013. No drawings were outstanding under the Revolver as of December 28, 2013. Obligations of the Company under the Permanent Credit Facilities are guaranteed by Perrigo Company, certain U.S. subsidiaries of Perrigo Company, and by February 18, 2014, also will be guaranteed by Elan and certain Irish subsidiaries of Elan. Amounts outstanding under each of the Permanent Credit Agreements will bear interest at the Company’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Permanent Credit Agreements.

Senior Notes

On November 8, 2013, the Company issued $500.0 million aggregate principal amount of its 1.30% Senior Notes due 2016 (the "2016 Notes"), $600.0 million aggregate prinicpal amount of its 2.30% Senior Notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.00% Senior Notes due 2023 (the "2023 Notes") and $400.0 million aggregate principal amount of its 5.30% Senior Notes due 2043 (the "2043 Notes" and, together with the 2016 Notes, the 2018 Notes and the 2023 Notes, the "Bonds") in a private placement with registration rights. Interest on the Bonds is payable semiannually in arrears in May and November of each year, beginning in May 2014. The Bonds are governed by a Base Indenture and a First Supplemental Indenture between the Company and Wells Fargo Bank N.A., as trustee (collectively the "2013 Indenture"). The Bonds are the Company’s unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness and are guaranteed on an unsubordinated, unsecured basis by the Company's subsidiaries that guarantee the Permanent Credit Agreements. The Company received net proceeds of $2,279.1 million from issuance of the Bonds after deduction of issuance costs of $14.6 million and a market discount of $6.3 million. The Bonds are not entitled to mandatory redemption or sinking fund payments. The Company may redeem the Bonds in whole or in part at any time and from time to time for cash at the redemption prices described in the 2013 Indenture.

Other Bank Credit Facilities

The Company's India subsidiary has a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. ("HSBC") with a maximum limit of approximately $5.2 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.5% as of December 28, 2013 and June 29, 2013. The Company had $4.4 million and $4.6 million outstanding on this line as of December 28, 2013 and June 29, 2013, respectively.

On July 3, 2013, the Company’s India subsidiary amended its short-term credit line with HSBC to increase the aggregate amount to approximately $7.8 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.7% as of December 28, 2013, and 11.5% as of June 29, 2013. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $5.0 million outstanding on this line of credit as of June 29, 2013 and had nothing outstanding on this line as of December 28, 2013.

Credit Ratings

The Company’s credit ratings on December 28, 2013 were Baa3 (stable) and BBB (negative) by Moody’s Investors Service and Standard and Poor’s Rating Services, respectively.

Credit rating agencies review their ratings periodically; therefore, the credit ratings assigned to the Company by each agency may be subject to revision at any time. Accordingly, the Company is not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect the Company’s credit ratings include changes in operating performance, the economic environment, the Company’s financial position, and changes in business strategy. If further changes in the Company’s credit ratings were to occur, they could impact future borrowing costs, access to capital markets and vendor credit terms.

Interest Rate Management

The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on cash flows and the market value of the Company's borrowings. The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, the Company may enter into treasury-lock agreements ("T-Locks") and interest rate swap agreements on certain investing and borrowing transactions to manage its interest rate changes and to reduce its overall cost of borrowing.

Foreign Currency Exchange Risk Management

The Company conducts business in several major international currencies and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses.

Contractual Obligations

Other than the obligations related to the changes to the Company's debt structure in relation to the Elan transaction, as discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements, there were no material changes in contractual obligations during the second quarter of fiscal 2014 from those provided in Perrigo Company's Annual Report on Form 10-K for the year ended June 29, 2013. See below for a revised schedule of the Company's enforceable and legally binding obligations as December 28, 2013 related to its short and long-term debt arrangements.

	Payment Due by Period (in millions)
	2014(1)	2015 - 2016	2017 - 2018	After 2018	Total
Short and long-term debt(2)	$128.1	$753.3	$925.6	$2,582.9	$4,389.9

(1)     Reflects remaining six months of fiscal 2014.

(2)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at December 28, 2013.

Critical Accounting Estimates

Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances, and they are reviewed by the Audit Committee. Although the estimates are considered reasonable, actual results could differ from the estimates. A summary of the accounting estimates considered by management to require the most judgment and are critical in the preparation of the financial statements is provided in Perrigo Company's Annual Report on Form 10-K for the year ended June 29, 2013. There have been no material changes in the accounting estimates previously disclosed during the second quarter of fiscal 2014.

Recently Issued Accounting Standards

See Note 1 of the Notes to the Condensed Consolidated Financial Statements for information regarding recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk due to change in interest rates and currency exchange rates.

Interest Rate Risk

The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense on borrowings used to finance acquisitions and working capital requirements.

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure related to the management of interest rate risk. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. Because of the use of certain derivative financial instruments and the significant amount of fixed rate debt (other than the financing agreements related to the Elan transaction), the Company believes that a fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

Foreign Exchange Risk

The Company has operations in the U.K., Israel, Mexico and Australia. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations incur costs in their local currency. In addition, the Company’s U.S. operations continue to expand the Company's export business, primarily in Canada, China and Europe, which is subject to fluctuations in the respective currency exchange rates relative to the U.S. dollar. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates, while other segments experience a positive impact related to foreign currency exchange.

In addition, the Company enters into certain purchase commitments for materials which, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The Company monitors and strives to manage risk related to changes in foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. The Company cannot predict future changes in foreign currency exposure. Unfavorable fluctuations could adversely impact earnings.

See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in Perrigo Company’s Form 10-K for the year ended June 29, 2013, for additional information regarding market risks.

Item 4.	Controls and Procedures

As of December 28, 2013, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 28, 2013, were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
In the second, third and fourth quarters of fiscal 2013, the Company acquired Sergeant's Pet Care Products, Inc. ("Sergeant's"), Rosemont Pharmaceuticals Ltd. ("Rosemont") and Velcera, Inc. ("Velcera"), respectively. In the second quarter of fiscal 2014, the Company acquired Elan Corporation, plc ("Elan") (see Note 2 - Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Elan, Sergeant's, Rosemont and Velcera from its interim evaluation of internal control over financial reporting as of December 28, 2013. The Company is in the process of documenting and testing these acquired businesses' internal controls over financial reporting. The Company will incorporate Sergeant's, Rosemont and Velcera into its annual report on internal control over financial reporting for its fiscal year-end 2014 and will incorporate Elan into its annual report on internal control over financial reporting for its fiscal year-end 2015. As of December 28, 2013, Elan, Sergeant's, Rosemont and Velcera's total assets together represented approximately 65% of the Company's consolidated total assets. Elan, Sergeant's, Rosemont and Velcera's net sales together represented approximately 6% of the Company's consolidated net sales for the six months ended December 28, 2013.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Perrigo Company’s Annual Report on Form 10-K filed for the fiscal year ended June 29, 2013 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes during the second quarter of fiscal 2014 to the risk factors that were included in the Form 10-K.

Risks Relating to the Elan Acquisition

The Company may not realize all of the anticipated benefits of the Elan acquisition, or those benefits may take longer to realize than expected. The Company may also encounter significant unexpected difficulties in integrating the two businesses.

The Company's ability to realize the anticipated benefits of the Elan acquisition will depend, to a large extent, on its ability to integrate the Perrigo and Elan businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, the Company will be required to devote significant management attention and resources to integrating the business practices and operations of Perrigo and Elan. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by the Company. The Company's failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the Elan acquisition could cause an interruption of, or a loss of momentum in, the Company's activities and could adversely affect the Company's results of operations.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Perrigo with that of Elan;
•difficulties in the integration of operations and systems; and
•difficulties in managing the expanded operations of a significantly larger and more complex company.

Many of these factors will be outside of the Company's control, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of Perrigo. In addition, even if the operations of the businesses of Perrigo and Elan are integrated successfully, the Company may not realize the full benefits of the Elan acquisition, including the synergies, cost savings or sales or growth opportunities that were expected. These benefits may not be achieved within the anticipated time frame, or at all. Or, additional unanticipated costs may be incurred in the integration of the businesses of Perrigo and Elan. All of these factors could cause dilution to the earnings per share of Perrigo, decrease or delay the expected accretive effect of the transactions, and negatively impact the price of Perrigo’s ordinary shares. As a result, the Company cannot assure that the combination of the Perrigo and Elan businesses will result in the realization of all anticipated benefits.

Perrigo’s and Elan’s actual financial positions and results of operations may differ materially from the unaudited pro forma financial data included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

The pro forma financial information contained in Note 2 of the Notes to Condensed Consolidated Financial Statements is presented for illustrative purposes only and may not be an indication of what the Company's financial position or results of operations would have been had the acquisition been completed on the dates indicated. The pro forma financial information has been derived from the audited and unaudited historical financial statements of Perrigo and Elan, and certain adjustments and assumptions have been made regarding the combined company after giving effect to the transaction. The assets and liabilities of Elan have been measured at fair value based on various preliminary estimates using assumptions that Perrigo management believes are reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.

These estimates may be revised as additional information becomes available and as additional analyses are performed. The pro forma financial data is based on a preliminary purchase price allocation, and the actual allocation of the purchase price will be performed only after all purchase price adjustments have been completed. Accordingly, the actual financial condition and results of operations of the combined company may not be consistent with, or evident from, this pro forma financial information.

In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect the Company's financial condition or results of operations. Acquisition accounting rules require evaluation of certain assumptions, estimates or determination of financial statement classifications which are completed during the measurement period as defined in current accounting standards. Perrigo's accounting policies and acquisition accounting rules may materially vary from those of Elan. Any changes in assumptions, estimates, or financial statement classifications may be material and have a material adverse effect on the assets, liabilities or future earnings of the new combined consolidated company. Any potential decline in the Company's financial condition or results of operations may cause significant variations in the Company's share price.

The Internal Revenue Service (the “IRS”) may not agree with the conclusion that the Company is treated as a foreign corporation for U.S. federal tax purposes.

Although the Company is incorporated in Ireland, the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to section 7874 of the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because the Company is an Irish incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

For the Company to be treated as a foreign corporation for U.S. federal tax purposes under section 7874, either (i) the former stockholders of Perrigo Company must own (within the meaning of section 7874) less than 80% (by both vote and value) of the Company's stock by reason of holding shares in Perrigo Company (the “ownership test”) or (ii) The Company must have substantial business activities in Ireland after the Elan acquisition (taking into account the activities of the Company’s expanded affiliated group). As of the acquisition date, Perrigo Company stockholders held 71% (by both vote and value) of the shares in the Company. As a result, under current law, the Company is being treated as a foreign corporation for U.S. federal tax purposes. The Company cannot assure that the IRS will agree with the position that the ownership test is satisfied, however. There is limited guidance regarding the section 7874 provisions, including the application of the ownership test.

Section 7874 of the Code likely will limit the Company's and its U.S. affiliates’ ability to utilize their U.S. tax attributes to offset certain U.S. taxable income, if any, generated by the Elan acquisition or certain specified transactions for a period of time following the Elan acquisition.

Following the acquisition of a U.S. corporation by a foreign corporation, section 7874 can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, the Company currently expects this limitation will apply and as a result, the Company currently does not expect that it or its U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions.

Future changes to the international tax laws could adversely affect the Company.

Under current law, the Company is treated as a foreign corporation for U.S. federal tax purposes. However, changes to the inversion rules in section 7874 could adversely affect the Company's status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to the Company, Perrigo Company, their respective stockholders, shareholders and affiliates, and/or the transaction. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, and such legislation, if passed, could have an adverse effect on the Company.

Moreover, the Office of the Revenue Commissioners, U.S. Congress, the Organisation for Economic Co-operation and Development and other Government agencies in jurisdictions where the Company and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting”, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which the Company and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect the Company.

A number of factors may limit the Company’s ability to pay dividends in the future.

The Company recently created distributable reserves by means of a reduction of share capital which was approved by the shareholders of the Company and the Irish High Court. In the event the Company chooses to seek to create further distributable reserves by means of a further capital reduction, this will also require Irish High Court approval and shareholder approval. The Company is not aware of any reason why the Irish High Court would not approve the further creation of additional distributable reserves by means of a further capital reduction; however the issuance of the required order is a matter for the discretion of the Irish High Court. There will also be no guarantee that shareholder approval will be obtained.

The Company’s ability to pay dividends will be limited by the availability of distributable reserves. Although distributable reserves can be created by means of a reduction in capital, the ongoing availability of distributable reserves will depend on whether the Company has, on an individual entity basis, “profits available for distribution” (within the meaning of the Irish Companies Acts); however, the future generation of additional distributable reserves cannot be guaranteed. The Company is a holding company that does not expect to conduct any business operations of its own. As a result, the Company will be dependent on cash dividends and distributions and other transfers from its subsidiaries in order to pay dividends to its shareholders. Any future determination to declare dividends will be made at the discretion of the Company’s board of directors, subject to compliance with applicable laws (including the Irish Companies Acts) and covenants under current or future credit facilities, which may restrict or limit the Company’s ability to pay dividends. The determination also will depend on the Company’s financial condition, results of operations, capital requirements, general business conditions and other factors that the Company’s board of directors may deem relevant.

Irish shareholder voting requirements may limit the Company's flexibility with respect to certain aspects of capital management.

Under Irish law, the authorized share capital of the Company can be increased by an ordinary resolution of its shareholders, and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by the articles of association of the Company or by an ordinary resolution of the Company's shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to authorize the waiver of the statutory preemption rights by way of special resolution with respect to any particular allotment of shares. Accordingly, the Company's articles of association contain, as permitted by Irish company law, a provision authorizing the board to issue new shares for cash without offering preemption rights. The authorization of the directors to issue shares and the authorization of the waiver of the statutory preemption rights must both be renewed by the shareholders at least every five years, and the Company cannot provide any assurance that these authorizations will always be approved, which could limit the Company's ability to issue equity and thereby adversely affect the holders of the Company's securities.

In certain limited circumstances, dividends paid by the Company may be subject to Irish dividend withholding tax.

In certain limited circumstances, dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends, if any, paid on Perrigo ordinary shares. A number of exemptions from dividend withholding tax exist such that shareholders resident in the United States and shareholders resident in certain other countries may be entitled to exemptions from dividend withholding tax (the “Relevant Territories”).

Shareholders resident in the United States that hold their shares through the Depository Trust Company ("DTC") will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by Perrigo). All U.S. resident shareholders in the Company that hold their shares outside of DTC and shareholders resident in other Relevant Territories will not be subject to dividend withholding tax provided the beneficial owners of such shares have furnished completed and valid dividend withholding tax forms and an IRS Form 6166, as appropriate, to the Company's transfer agent or their brokers (and such brokers have further transmitted the relevant information to the Company's transfer agent). However, other shareholders may be subject to dividend withholding tax, which could adversely affect the price of your shares.

Dividends received by Irish residents and certain other shareholders may be subject to Irish income tax.

Shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from the Company will not be subject to Irish income tax in respect of those dividends, unless they have some connection with Ireland other than their shareholding in Perrigo (for example, they are resident in Ireland). Shareholders who are not resident nor ordinarily resident in Ireland but who are not entitled to an exemption from Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends which suffer dividend withholding tax.

Perrigo ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.

Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of Perrigo ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because Perrigo ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €225,000 in respect of taxable gifts or inheritances received from their parents.

Biogen Idec is directly responsible for the sales and distribution of Tysabri® and as a result any change in strategy by Biogen Idec or negative developments relating to Tysabri® could have a material impact on the Company’s revenues, operating income and cash flows.

The Company acquired a significant revenue stream and a $6.1 billion intangible asset for the Multiple Sclerosis drug Tysabri® with the acquisition of Elan. The Company collects quarterly royalty payments from Biogen Idec, which is solely responsible for the sales and distribution of the drug. The Tysabri® royalty stream is expected to contribute significant revenues, operating income and cash flows to the Company’s results of operations.  Any negative developments relating to Tysabri®, such as safety, efficacy or reimbursement issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments may reduce the payments the Company receives and adversely affect the results of operations. New competing products for use in the treatment of Multiple Sclerosis are beginning to (or will soon) enter the market, including BG-12 for which Biogen Idec has filed for marketing approval in the United States and Europe. If any of these competing products have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of Tysabri® could be limited, which would reduce royalties received.

Tysabri®'s sales growth cannot be assured given the significant restrictions on its use and the significant safety warnings in the label, including the risk of developing Progressive Multifocal Leukoencephalopathy ("PML"), a serious brain infection. The risk of developing PML increases with prior immunosuppressant ("IS") use, which may cause patients who have previously received IS or their physicians to refrain from using or prescribing Tysabri®. The risk of developing PML also increases with longer treatment duration, with limited experience beyond four years. This may cause prescribing physicians or patients to suspend treatment with Tysabri®. In addition, the risk of developing PML is heightened when a patient has anti-JC virus ("JCV") antibodies. In January 2012, the U.S. Food and Drug Administration approved a product label change for Tysabri® that identifies anti-JCV antibody status as a risk factor for PML. This risk had already been incorporated into the European label for Tysabri® in June 2011. Physicians have discontinued treatment and are likely to continue to discontinue treatment with Tysabri® in patients who test positive for JCV antibodies. Increased incidence of PML could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of Tysabri® or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues. In addition, ongoing or future clinical trials involving Tysabri®, efforts at stratifying patients into groups with lower or higher risk for developing PML and the commercial availability of the JCV antibody assay may have an adverse impact on prescribing behavior and reduce sales of Tysabri®. Further, the utility of the JCV antibody assay may be diminished as a result of the assay’s false negative rate and because a patient who tests negative for JCV antibodies may be infected by the JCV after testing. Any or all of the above factors could lead to volatility in the number of patients who begin or continue to use Tysabri® or discontinue the use of Tysabri® in any period.

The Company acquired significant assets that could become impaired or subject the Company to losses and may result in an adverse impact on the Company's results of operations.

In addition to the $6.1 billion Tysabri® and Prialt distribution and license agreements recorded as intangible assets and described above, the Company also acquired $100.0 million of investment securities and $66.3 million of equity method investments, and recorded $2.1 billion of goodwill. All of these assets are subject to impairment, which would adversely impact the Company's results of operations.

For intangible assets subject to amortization such as Tysabri®, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further information.

The Company assesses whether temporary or other-than-temporary gains or losses on its investment securities have occurred due to increases or declines in fair value or other market conditions. If losses are considered other-than-temporary, the credit loss portion is charged to operations and the non-credit loss portion is charged to OCI. Subsequent to the balance sheet date, the Company sold its investment in Prothena for approximately $79.4 million, net of underwriting discounts and commissions, and expects to recognize a loss on the sale of approximately $9.8 million during the third quarter of fiscal 2014. See Note 17 of the Notes to the Condensed Consolidated Financial Statements for further details on the sale.

If the Company determines that a loss in the value of its equity method investments is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded to (income) loss from equity method investments. Evaluations of recoverability under ASC 323 are primarily based on projected cash flows. Due to uncertainties in the estimation process, actual results could differ from such estimates. Additionally, the equity method of accounting requires the Company to record a proportionate share of the profits and losses of its equity method investments. Between December 18, 2013, the date the Company acquired Elan, and December 28, 2013, the Company recorded a total of $1.3 million of losses on all of its acquired equity method investments. If the entities accounted for as equity method investments experience significant losses, the Company will have to record a proportionate share of those losses, which could significantly impact the Company's results of operations.

The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

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

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference to Exhibit 4.1 of Perrigo Company plc’s Registration Statement on Form S-8 filed December 19, 2013).

3.2
Amended and Restated Memorandum and Articles of Association of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 19, 2013).

4.1
Indenture dated as of November 8, 2013, among the Company, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013.

4.2
Registration Rights Agreement dated as of November 8, 2013, among the Company, the guarantors named therein, Barclays Capital Inc. and HSBC Securities (USA) Inc., acting as representatives of the several initial purchasers named therein, incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 12, 2013.

4.3
First Supplemental Indenture, dated December 18, 2013 to the Indenture dated as of November 8, 2013, among the Company, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013.

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

10.5	Form of Perrigo Company plc Director Indemnity Agreement, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013.

10.6	Form of Perrigo Company plc Officer Indemnity Agreement, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013.

10.7	Form of Perrigo Company Indemnity Agreement, incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013.

10.8	Perrigo Company 2013 Long-Term Incentive Plan, incorporated by reference to Annex J of the Company’s Registration Statement on Form S-4, as amended, filed on October 8, 2013.

10.9	Amendment Three to Perrigo Company Nonqualified Deferred Compensation Plan, dated as of November 13, 2013 (filed herewith).

10.10
Cash Bridge Credit Agreement, dated as of July 28, 2013 (as amended and restated as of December 17, 2013), by and among the Company, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent (filed herewith).

10.11	Forms of Grant Agreement under the Perrigo Company plc 2013 Long-Term Incentive Plan (filed herewith).

10.12	Amendment No. 1 to the Perrigo Company 2013 Long-Term Incentive Plan, dated as of January 29, 2014 (filed herewith).

10.13	Amendment Four to Perrigo Company Nonqualified Deferred Compensation Plan, dated as of January 31, 2014 (filed herewith).

31.1	Rule 13a-14(a) Certification by Joseph C. Papa, Chairman, President, and Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Judy L. Brown, Executive Vice President and Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY plc
(Registrant)

Date:	February 6, 2014	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	February 6, 2014	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)