Form 10-Q
period 2014-03-29
PERRIGO Co plc
filed 2014-05-07
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36353
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☒ NO
As of May 2, 2014, there were 133,799,876 Ordinary Shares outstanding.

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

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$1,004.2	$919.8	$2,916.6	$2,572.6
Cost of sales	689.2	588.4	1,884.7	1,648.8
Gross profit	315.0	331.4	1,031.9	923.8

Operating expenses
Distribution	13.9	12.6	41.2	35.0
Research and development	44.7	28.5	114.5	84.2
Selling	52.5	49.1	150.0	129.6
Administration	81.1	62.6	314.2	176.0
Write-off of in-process research and development	—	—	6.0	—
Restructuring	19.5	—	36.5	—
Total operating expenses	211.7	152.8	662.4	424.8

Operating income	103.3	178.6	369.5	499.0

Interest, net	26.2	16.1	77.3	47.2
Other expense, net	1.7	0.8	6.8	0.8
Loss on sales of investments	12.7	1.6	12.7	4.7
Loss on extinguishment of debt	—	—	165.8	—
Income before income taxes	62.7	160.1	106.9	446.3
Income tax expense	14.6	48.2	33.5	122.8
Net income	$48.1	$111.9	$73.4	$323.5

Earnings per share
Basic earnings per share	$0.36	$1.19	$0.67	$3.45
Diluted earnings per share	$0.36	$1.18	$0.67	$3.42

Weighted average shares outstanding
Basic	133.7	94.0	108.9	93.8
Diluted	134.3	94.5	109.4	94.4

Dividends declared per share	$0.105	$0.09	$0.285	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income	$48.1	$111.9	$73.4	$323.5
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	(1.0)	1.6	(11.6)	8.3
Foreign currency translation adjustments	6.2	4.8	59.3	38.2
Change in fair value of investment securities, net of tax	10.5	0.3	5.7	1.3
Post-retirement and pension liability adjustments, net of tax	—	—	(0.1)	—
Other comprehensive income, net of tax	15.7	6.7	53.3	47.8
Comprehensive income	$63.8	$118.6	$126.7	$371.3
See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 29, 2014	June 29, 2013
Assets
Current assets
Cash and cash equivalents	$609.4	$779.9
Investment securities	7.7	—
Accounts receivable, net of allowance for doubtful accounts of $2.8 million and $2.1 million, respectively	793.1	651.9
Inventories	693.5	703.9
Current deferred income taxes	66.1	47.1
Income taxes refundable	74.4	6.1
Prepaid expenses and other current assets	60.2	48.0
Total current assets	2,304.4	2,236.9
Property and equipment	1,407.5	1,290.4
Less accumulated depreciation	(666.6)	(609.0)
	740.9	681.4
Goodwill and other indefinite-lived intangible assets	3,276.1	1,174.1
Equity method investments	60.6	4.4
Other intangible assets, net	7,181.4	1,157.6
Non-current deferred income taxes	23.8	20.3
Other non-current assets	155.5	76.1
	$13,742.7	$5,350.8
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$325.3	$382.0
Short-term debt	—	5.0
Payroll and related taxes	103.5	82.1
Accrued customer programs	219.7	131.7
Accrued liabilities	152.5	95.6
Accrued income taxes	10.2	11.6
Current deferred income taxes	0.1	0.2
Current portion of long-term debt	141.7	41.2
Total current liabilities	953.0	749.4
Non-current liabilities
Long-term debt, less current portion	3,125.5	1,927.8
Non-current deferred income taxes	830.4	127.8
Other non-current liabilities	275.1	213.2
Total non-current liabilities	4,231.0	2,268.8
Shareholders’ Equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	6,670.5	538.5
Accumulated other comprehensive income	130.3	77.0
Retained earnings	1,757.3	1,715.9
	8,558.1	2,331.4
Noncontrolling interest	0.6	1.2
Total shareholders’ equity	8,558.7	2,332.6
	$13,742.7	$5,350.8
Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	133.8	94.1

See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March 29, 2014	March 30, 2013
Cash Flows From (For) Operating Activities
Net income	$73.4	$323.5
Adjustments to derive cash flows
Loss on extinguishment of debt	165.8	—
Write-off of IPR&D	6.0	—
Non-cash restructuring charges	17.6	—
Loss on sales of investments	12.7	4.7
Depreciation and amortization	237.6	112.8
Share-based compensation	18.5	14.0
Income tax benefit from exercise of stock options	(1.0)	(0.3)
Excess tax benefit of stock transactions	(6.4)	(15.4)
Deferred income taxes	(27.1)	(3.1)
Subtotal	497.1	436.2
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(90.0)	(5.9)
Inventories	19.7	(81.3)
Accounts payable	(52.4)	(17.4)
Payroll and related taxes	(40.3)	(21.4)
Accrued customer programs	82.6	10.0
Accrued liabilities	8.8	10.1
Accrued income taxes	(21.3)	31.2
Other	(3.4)	18.6
Subtotal	(96.3)	(56.1)
Net cash from operating activities	400.8	380.1
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(1,598.3)	(607.8)
Purchase of securities	(15.0)	—
Proceeds from sales of securities	81.4	8.6
Proceeds from sales of property and equipment	6.2	—
Additions to property and equipment	(120.0)	(63.5)
Net cash for investing activities	(1,645.7)	(662.7)
Cash Flows (For) From Financing Activities
Purchase of noncontrolling interest	(7.2)	—
Borrowings (repayments) of short-term debt, net	(5.0)	4.4
Premium on early retirement of debt	(133.5)	—
Net proceeds from debt issuances	3,293.6	40.8
Repayments of long-term debt	(2,000.0)	(40.0)
Deferred financing fees	(48.8)	(0.6)
Excess tax benefit of stock transactions	6.4	15.4
Issuance of common stock	8.9	8.7
Repurchase of common stock	(7.5)	(12.3)
Cash dividends	(32.0)	(24.5)
Net cash from (for) financing activities	1,074.9	(8.1)
Effect of exchange rate changes on cash	(0.5)	(11.0)
Net decrease in cash and cash equivalents	(170.5)	(301.7)
Cash and cash equivalents, beginning of period	779.9	602.5
Cash and cash equivalents, end of period	$609.4	$300.8

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$54.7	$31.2
Interest received	$2.1	$2.5
Income taxes paid	$83.3	$93.5
Income taxes refunded	$3.6	$1.3
See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2. From its beginnings as a packager of home remedies in 1887, Perrigo has grown to become a leading global healthcare supplier. Perrigo develops, manufactures and distributes over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, nutritional products and active pharmaceutical ingredients ("API"), and has a specialty sciences business comprised of assets focused predominantly on the treatment of Multiple Sclerosis (Tysabri®). The Company is the world's largest manufacturer of OTC healthcare products for the store brand market. Perrigo's mission is to offer uncompromised "Quality Affordable Healthcare Products®", and it does so across a wide variety of product categories primarily in the United States, United Kingdom, Mexico, Israel and Australia, as well as many other key markets worldwide, including Canada, China and Latin America.

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

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products and consumer dynamics in the retail environments in which our customers operate. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the three and nine months ended March 29, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Perrigo Company’s Annual Report on Form 10-K for the year ended June 29, 2013.

The Company has five reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals, API, and Specialty Sciences. In conjunction with the acquisition of Elan, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused predominantly on the treatment of Multiple Sclerosis (Tysabri®). In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Investment Securities

The Company determines the appropriate classification of securities as held-to-maturity, available-for-sale, or trading. The classification depends on the purpose for which the financial assets were acquired. Marketable equity securities are classified as available-for-sale. These securities are carried at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income ("AOCI"). The assessment for impairment of marketable securities classified as available-for-sale is based on established financial methodologies, including quoted market prices for publicly traded securities.

Non-marketable equity securities are carried at cost, less write-down-for-impairments, and are adjusted for impairment based on methodologies, including the valuation achieved in the most recent private placement by an investee, an assessment of the impact of general private equity market conditions, and discounted projected future cash flows. Non-marketable equity securities are recorded in other non-current assets on the Consolidated Balance Sheets.
The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. In the case of equity classified as available-for-sale, a significant and prolonged decline in the fair value of the security below its carrying amount is considered in determining whether the security is impaired. If any such evidence exists, an impairment loss is recognized in earnings.

As a result of the Elan acquisition, the Company acquired equity investment securities. The investments primarily included a 14.6% share in Prothena Corporation plc ("Prothena"), a drug discovery business incorporated in Ireland and traded on the NASDAQ Global Market. The investments also included a number of smaller stakes in both public and privately-held emerging pharmaceutical and biotechnology companies.

At March 29, 2014, the Company held a total of $25.6 million of equity investment securities carried at fair value, of which $7.7 million were current and $17.9 million were non-current, recorded in other non-current assets on the Consolidated Balance Sheets. Due to changes in fair value, the Company recorded gross unrealized gains of $8.4 million and $3.5 million in Other Comprehensive Income ("OCI") during the three and nine months ended March 29, 2014. The gains are recorded net of tax as a component of AOCI. Additionally, the Company held $8.9 million of non-marketable equity securities carried at cost.

During the third quarter of fiscal 2014, the Company sold its ownership stake in Prothena, net of underwriting discounts and commissions, for $79.4 million and recognized a loss on the sale of $9.9 million. The loss was reclassified out of AOCI and into earnings.

Also during the third quarter of fiscal 2014, the Company entered into a series of agreements with former collaboration partner Transition Therapeutics Inc. ("Transition") to progress the clinical development of ELND005 (Scyllo-inositol) in a number of important indications including Alzheimer's disease, Bipolar Disorder and Down Syndrome. As part of the agreement, Transition acquired all of the shares of a wholly owned, indirect Irish subsidiary of the Company, and is now solely responsible for all ongoing development activities and costs associated with ELND005. The Company made a $15.0 million investment in return for 2,255,640 common shares of Transition and will be eligible to receive royalties and milestone payments should ELND005 be commercialized. The investment is carried at fair value and is included in other non-current assets on the Consolidated Balance Sheets.

Equity Method Investments

The equity method of accounting is used for unconsolidated entities over which the Company has significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, the Company records the investments at carrying value adjusted for a proportionate share of the profits and losses of these entities. The Company evaluates its equity method investments for recoverability in accordance with ASC Topic 323, "Investments - Equity Method and Joint Ventures". If the Company determines that a loss in the value of the investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded in other expense, net. Evaluations of recoverability under ASC 323 are based primarily on projected cash flows. Due to uncertainties in the estimation process, actual results could differ from such estimates.

The Company's equity method investments totaled $60.6 million at March 29, 2014. The Company acquired three equity method investments with the Elan acquisition as follows:

Janssen AI - A subsidiary of Johnson & Johnson, which in 2009, acquired all of the assets and liabilities related to Elan's Alzheimer’s Immunotherapy Program ("AIP") collaboration with Wyeth (which has since been acquired by Pfizer). During the third quarter of fiscal 2014, the Company sold its 49.9% equity interest for $2.0 million, recording a loss on the sale of $2.8 million. Additionally, the Company recorded net losses of $0.6 million and $1.6 million for the three and nine months ended March 29, 2014 related to the Company's share of Janssen AI's losses before it was sold.

Newbridge Pharmaceutical Limited ("Newbridge") - Newbridge is a Dubai-based pharmaceuticals company specializing in in-licensing, acquiring, registering and commercializing drugs approved by the U.S. Food and Drug Administration ("FDA"), the European Medicines Agency and Japanese Pharmaceuticals and Medical Devices Agency to treat diseases with high regional prevalence in the Middle East, Africa, Turkey and the Caspian region. The Company has a 48% equity stake in Newbridge with a carrying value of $37.2 million at March 29, 2014. The Company has an option to acquire the majority of the remaining equity for approximately $243.0 million until March 2015. The Company recorded net losses of $2.6 million and $2.8 million for the three and nine months ended March 29, 2014, respectively, related to the Company's share of Newbridge losses during those periods.

Proteostasis Therapeutics, Inc. ("Proteostasis") - Proteostasis is focused on the discovery and development of disease modifying small molecule drugs and diagnostics for the treatment of neurodegenerative disorders and dementia-related diseases. The Company has a 22% equity interest in Proteostasis with a carrying value of $19.3 million at March 29, 2014. The Company recorded net losses of $0.6 million and $0.7 million for the three and nine months ended March 29, 2014, respectively, related to the Company's share of Proteostasis losses during those time periods.

Defined Benefit Pension Plans

As part of the Elan acquisition, the Company assumed responsibility for the funding of two Irish defined benefit pension plans. The defined benefit pension plans were closed to new members in March 2009 and the future accrual of benefits ceased for active members of the plans on January 31, 2013. The defined benefit pension plans are managed externally and the related pension costs and liabilities are assessed in accordance with the advice of a qualified professional actuary. An actuarial valuation was completed at December 18, 2013, the date the Company acquired Elan.  Two significant assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and/or liability measurement. The Company evaluates these assumptions with the assistance of an actuary. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

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

At March 29, 2014, the funded status of the plans was a pension surplus of $22.7 million. As a result, the Company did not make any contributions to the plans from December 18, 2013 to March 29, 2014, nor does it expect to for the remainder of fiscal 2014. No pension expense was incurred from December 18, 2013 to March 29, 2014.

Recently Adopted Accounting Standards

          In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The amendments in ASU 2014-08 raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not currently meet the definition of a discontinued operation. Additional disclosures will include an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted. This guidance will be effective for the Company beginning in the first quarter of fiscal 2016. The Company does not anticipate the adoption will have a material effect on its Consolidated Results of Operations or financial condition.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company in the first quarter of fiscal 2014. The additional disclosures required by this ASU have been included in Note 11. Because this standard only impacts presentation and disclosure requirements, its adoption did not impact the Company's Consolidated Results of Operations or financial condition.

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

NOTE 2 – ACQUISITIONS

All of the below acquisitions, with the exception of the Vedants transaction, have been accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. For valuations that are indicated as preliminary, the allocation of the purchase price is based on valuation information, estimates and assumptions available at March 29, 2014. As the Company finalizes the fair value of assets acquired and liabilities assumed, any additional purchase price adjustments will be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized. It is not amortized for financial reporting purposes and, excluding the Sergeant's acquisition, is not amortized for tax purposes. Goodwill is subject to annual impairment testing - see Note 6 regarding the timing of the Company's annual goodwill impairment testing.

Fiscal 2014

Aspen Global Inc. – On February 28, 2014, the Company acquired a basket of value-brand OTC products sold in Australia and New Zealand from Aspen Global Inc. ("Aspen") for $53.7 million in cash. The acquisition of this product portfolio broadens the Company's product offering in Australia and New Zealand and furthers the Company's strategy to expand the Consumer Healthcare portfolio internationally. Acquisition fees expensed were de minimus. Operating results attributable to the acquired Aspen products were included in the Consumer Healthcare segment of the Company's Consolidated Results of Operations beginning March 1, 2014.

The following table summarizes the preliminary fair values of the assets acquired related to the acquired Aspen products (in millions):

Preliminary Allocation
Inventory	$2.7
Goodwill	4.6
Other intangible assets	46.4
Total assets acquired	$53.7

No liabilities were assumed as part of the acquisition. The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at March 29, 2014. Management is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred income taxes and the resulting effects on the value of goodwill. The Company expects to finalize these matters within the measurement period as final valuations are completed.

Other intangible assets acquired in the acquisition were valued as follows ($ in millions):

	Value	Useful Life (years)
Trade name and trademarks	$34.8	25
Customer relationships	9.8	15
Non-compete agreements	1.8	5
Total intangible assets acquired	$46.4

Management assigned fair values to the identifiable intangible assets through a combination of the relief from royalty method, excess earnings method and the lost income method. Customer relationships are amortized on a proportionate basis consistent with the economic benefits derived therefrom, while the other two intangible assets are amortized on a straight-line basis.

Fera Pharmaceuticals, LLC – On February 18, 2014, the Company acquired a distribution and license agreement for the marketing and sale of methazolomide from Fera Pharmaceuticals, LLC ("Fera"), a privately-held specialty pharmaceutical company, for a cash payment of $17.3 million. The acquisition of this agreement further expands the Company's ophthalmic offerings. Acquisition fees expensed were de minimus. $17.0 million of the purchase price was preliminarily allocated to the distribution and license agreement intangible asset, while the remaining $0.3 million was allocated to inventory acquired. No liabilities were assumed as part of the acquisition. Management assigned a fair value to the intangible asset through the excess earnings method. The distribution and license agreement was assigned a 15-year useful life and is being amortized on a proportionate basis consistent with the economic benefits derived therefrom. Operating results attributable to this agreement were included in the Rx Pharmaceuticals segment of the Company's consolidated results of operations beginning February 19, 2014.

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

Elan, headquartered in Dublin, Ireland, provides the Company with assets focused on the treatment of Multiple Sclerosis (Tysabri®). The Company's management believes the acquisition of Elan will provide recurring annual operational synergies, related cost reductions and tax savings. Certain of these synergies result from the elimination of redundant public company costs while optimizing back-office support. Additionally, in fiscal 2015, the Company expects to have a lower annual effective tax rate due to changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan.

The operating results for Elan were included in a new "Specialty Sciences" segment of the Company's Consolidated Results of Operations beginning December 18, 2013. See Note 14 for further information on this new reportable segment. During the three and nine months ended March 29, 2014, the Company incurred one-time acquisition-related costs of $1.2 million and $284.9 million, respectively, which were expensed as incurred. These costs were recorded in unallocated expenses and related primarily to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. See Note 7 for further details on the debt extinguishment. The table below details these transaction costs and where they were recorded in the Condensed Consolidated Statements of Operations for the nine months ended March 29, 2014 (in millions).

Nine Months Ended
Line item	March 29, 2014
Administration expense	$108.9
Interest, net	10.0
Other expense, net	0.2
Loss on extinguishment of debt	165.8
Total acquisition-related costs	$284.9

Fair Value of Consideration Transferred

The total purchase price for the acquisition of Elan was approximately $9.5 billion, comprised of Perrigo share consideration valued at $6.1 billion, cash consideration for outstanding Elan shares of $3.2 billion and cash consideration for vested Elan option and share award holders of $111.5 million as follows (in millions except for per share data):

Elan shares outstanding as of December 18, 2013	515.7
Exchange ratio per share	0.07636
Total Perrigo shares issued to Elan shareholders	39.4
Perrigo per share value at transaction close on December 18, 2013	$155.34
Total value of Perrigo shares issued to Elan shareholders	$6,117.2
Cash consideration paid at $6.25 per Elan share	3,223.2
Cash consideration paid for vested Elan stock options and share awards	111.5
Total consideration	$9,451.9

In addition, the Company paid cash consideration of $16.1 million to the Elan stock option and share award holders for the unvested portion of their awards in the second quarter of fiscal 2014, which was charged to earnings.

Preliminary Estimated Fair Values

The preliminary allocation of the purchase price through March 29, 2014 was (in millions):

Preliminary Allocation
Cash and cash equivalents	$1,807.3
Investment securities (current and non-current)	100.0
Accounts receivable	44.2
Prepaids and other current assets	27.1
Property and equipment	9.2
Goodwill	2,088.5
Equity method investments	66.3
Definite-lived intangible assets	6,111.0
Other non-current assets	27.1
Total assets acquired	10,280.7

Accounts payable	2.0
Accrued expenses	93.5
Deferred tax liabilities	702.2
Other non-current liabilities	31.1
Total liabilities assumed	828.8
Net assets acquired	$9,451.9

The allocation of the purchase price above is considered preliminary and was based on valuation information, estimates and assumptions available at March 29, 2014. Management is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, investments, accrued expenses, tax accounts and the resulting effects on the value of goodwill. The Company expects to finalize these matters within the measurement period as final asset and liability valuations are completed. During the third quarter of fiscal 2014, the Company recorded an additional $8.7 million in non-current liabilities related to tax accruals, an additional $3.7 million in accrued expenses and expensed $0.5 million that was initially included in the purchase price, which resulted in a net increase of $11.9 million in goodwill.

Goodwill represents the expected synergies of the combined company, which are further described above. As a result of these anticipated synergies, $831.3 million of the $2.1 billion of goodwill was preliminarily allocated to certain segments as follows: $423.7 million to Consumer Healthcare, $316.1 million to Rx Pharmaceuticals and $91.5 million to Nutritionals.

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

See Note 1 for discussion of the investment securities and equity method investments acquired.

Actual and Pro Forma Impact of Fiscal 2014 Acquisitions

The Company's consolidated financial statements include operating results from the Fera, Aspen, and Elan acquisitions from the date of each acquisition through March 29, 2014. Net sales and operating loss attributable to the acquisitions during this period and included in the Company's condensed consolidated financial statements for the nine months ended March 29, 2014 totaled $65.5 million and $70.7 million, respectively. The $70.7 million operating loss includes $85.0 million of intangible asset amortization expense and $32.0 million of restructuring charges, both of which relate to the Elan acquisition. See Note 15 for additional information on the restructuring charges.

The following unaudited pro forma information gives effect to the Company's Fera, Aspen, and Elan acquisitions as if the acquisitions had occurred on July 1, 2012 and had been included in the Company's Consolidated Results of Operations for the nine months ended March 29, 2014 and March 30, 2013:

(in millions)	Nine Months Ended
(Unaudited)	March 29, 2014	March 30, 2013
Net sales	$3,048.4	$2,618.1
Net income (loss)	$119.4	$(390.7)

The historical consolidated financial information of the Company, Elan, and the acquired Fera and Aspen assets has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on combined results. In order to reflect the occurrence of the acquisitions on July 1, 2012 as required, the unaudited pro forma results include adjustments to reflect the incremental amortization expense to be incurred based on the current preliminary values of each acquisition's identifiable intangible assets, along with the reclassification of acquisition-related costs from the period ended March 29, 2014 to the period ended March 30, 2013. The unaudited pro forma results do not reflect future events that have occurred or may occur after the acquisitions, including but not limited to, the anticipated realization of ongoing savings from operating synergies and tax savings in subsequent periods.

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

Fiscal 2013

Fera Pharmaceuticals, LLC – On June 17, 2013, the Company acquired an ophthalmic sterile ointment and solution product portfolio from Fera for an up-front cash payment of $88.4 million plus potential future contingent consideration of up to approximately $22.2 million. See Note 4 regarding the valuation of the contingent consideration. During fiscal 2013, the Company incurred $0.1 million of acquisition costs, which were expensed in operations in the fourth quarter of fiscal 2013. The acquisition of this product portfolio expanded the Company's ophthalmic offerings and position within the Rx extended topical space.

The operating results for the acquired Fera product portfolio were included in the Rx Pharmaceuticals segment of the Company's Consolidated Results of Operations beginning June 17, 2013.

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

During fiscal 2013, the Company incurred $1.1 million of acquisition costs, the majority of which were expensed in operations in the third quarter of fiscal 2013. In addition, in conjunction with the acquisition, the Company incurred restructuring and integration-related costs of $2.9 million and $2.7 million, respectively, both of which were expensed in operations in the fourth quarter of fiscal 2013. The Company incurred an additional $1.4 million of restructuring costs during fiscal 2014. See Note 15 for more information on the restructuring costs. The operating results for Velcera were included in the Consumer Healthcare segment of the Company's consolidated results of operations beginning April 1, 2013.

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

Rosemont Pharmaceuticals Ltd. – On February 11, 2013, the Company acquired 100% of the shares of privately-held Rosemont Pharmaceuticals Ltd. ("Rosemont") for approximately $282.9 million in cash. Based in Leeds, U.K., Rosemont is a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The acquisition expanded the global presence of the Company's Rx product offering into the U.K. and Europe. During fiscal 2013, the Company incurred $2.0 million of acquisition costs, the majority of which were expensed in operations in the third quarter of fiscal 2013.

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

Other intangible assets acquired in the acquisition were valued as follows ($ in millions):

	Value	Useful Life (years)
Developed product technology	$114.6	7
Trade name and trademarks	17.3	Indefinite
In-process research and development ("IPR&D")	11.2	Indefinite
Distribution and license agreements	3.6	14
Non-compete agreements	1.5	3
Total intangible assets acquired	$148.2

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

Cobrek Pharmaceuticals, Inc. – On December 28, 2012, the Company acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held drug development company, for $42.0 million in cash. In May 2008, the Company acquired an 18.5% minority stake in Cobrek for $12.6 million in conjunction with entering into a product development collaborative partnership agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two Food and Drug Administration ("FDA") approved foam-based products, both of which were launched in the Company's third quarter of fiscal 2013. Cobrek derives its earnings stream primarily from exclusive technology agreements. The acquisition of Cobrek further strengthened the Company's position in foam-based technologies for existing and future U.S. Rx products.

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

Sergeant's Pet Care Products, Inc. – On October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's Pet Care Products, Inc. ("Sergeant's") for $285.0 million in cash. Headquartered in Omaha, Nebraska, Sergeant's is a leading supplier of animal health products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition expanded the Company's Consumer Healthcare product portfolio into the animal health category. During fiscal 2013, the Company incurred approximately $2.0 million of acquisition costs, the majority of which were expensed in the first quarter of fiscal 2013. The operating results for Sergeant's were included in the Consumer Healthcare segment of the Company's consolidated results of operations beginning October 1, 2012.

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

NOTE 3 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Numerator:
Net income	$48.1	$111.9	$73.4	$323.5

Denominator:
Weighted average shares outstanding for basic EPS	133.7	94.0	108.9	93.8
Dilutive effect of share-based awards	0.6	0.5	0.5	0.6
Weighted average shares outstanding for diluted EPS	134.3	94.5	109.4	94.4

Anti-dilutive share-based awards excluded from computation of diluted EPS	—	0.2	0.1	0.2

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
The following tables summarize the valuation of the Company’s financial instruments carried at fair value by the above pricing categories as of March 29, 2014 and June 29, 2013 (in millions):

	Fair Value Measurements as of March 29, 2014 Using:
	Total	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$284.5	$284.5	$—	$—
Investment securities	25.6	25.6	—	—
Funds associated with Israeli post-employment benefits	18.4	—	18.4	—
Foreign currency forward contracts	3.5	—	3.5	—
Restricted cash	2.8	2.8	—	—
Total	$334.8	$312.9	$21.9	$—
Liabilities:
Contingent consideration	$23.0	$—	$—	$23.0
Interest rate swap agreements	8.9	—	8.9	—
Foreign currency forward contracts	1.2	—	1.2	—
Total	$33.1	$—	$10.1	$23.0

	Fair Value Measurements as of June 29, 2013 Using:
	Total	Quoted Prices In Active Markets (Level 1)	Prices With Other Observable Inputs (Level 2)	Prices With Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$697.7	$697.7	$—	$—
Funds associated with Israeli post-employment benefits	16.1	—	16.1	—
Foreign currency forward contracts	8.0	—	8.0	—
Total	$721.8	$697.7	$24.1	$—
Liabilities:
Contingent consideration	$22.2	$—	$—	$22.2
Interest rate swap agreements	10.8	—	10.8	—
Foreign currency forward contracts	0.4	—	0.4	—
Total	$33.4	$—	$11.2	$22.2

The carrying amounts of the Company’s financial instruments, consisting of cash, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value. There were no transfers between Level 1, 2, and 3 during the three and nine months ended March 29, 2014. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 29, 2014, the carrying value and fair value of the Company’s fixed rate long-term debt were both $2.3 billion. As of June 29, 2013, the carrying value and fair value of the Company’s fixed rate long-term debt were $1.6 billion and $1.5 billion, respectively. At March 29, 2014, the Company's fixed rate long-term debt consisted of private placement senior notes with registration rights. Their fair value was determined by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities (Level 2). At June 29, 2013, the fixed rate long-term debt consisted of private placement senior notes and public bonds. The private placement senior notes' fair value was calculated similarly to the private placement senior notes with registration rights mentioned above, while the public bonds' fair value was determined by quoted market prices (Level 1).
As of March 29, 2014, the Company had $18.4 million deposited in funds managed by financial institutions that are designated by management to cover post-employment benefits for its Israeli employees. Israeli law generally requires payment of severance upon dismissal of an employee or upon termination of employment in certain other circumstances. These funds are included in the Company’s long-term investments reported in other non-current assets. The Company’s Level 2 securities values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

As a result of the acquisition of a product portfolio from Fera completed on June 17, 2013, the Company recorded a contingent consideration liability of $22.2 million on the acquisition date based upon the estimated fair value of contingent payments to the seller.  These estimates included $18.0 million associated with certain contingencies on one product within the portfolio acquired, along with $4.2 million related to a 15-month indemnification period. The fair value measurements for this liability were valued using Level 3 inputs, which included estimates around probability-weighted outcomes and discount rates. The Company updates the estimated fair value of the contingent consideration related to the one product described above quarterly. Due to changes in fair value assumptions during the third quarter of fiscal 2014, the fair value was written up to $18.8 million, from $13.1 million in the second quarter, resulting in an unfavorable adjustment of $5.7 million recorded in administration expense for the three months ended March 29, 2014. Year-to-date, the Company recorded net expense of $0.8 million due to a favorable adjustment of $4.9 million recorded in the second quarter, offset by the $5.7 million unfavorable adjustment recorded in the third quarter, both of which were due to changes in fair value assumptions related to probability weighted outcomes during the respective quarters.

The Company measures certain assets, including equity investments in privately-held companies, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. The Company has not recognized any impairment charges related to these assets during fiscal 2014.

NOTE 5 – INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows (in millions):

	March 29, 2014	June 29, 2013
Finished goods	$348.6	$333.9
Work in process	159.8	182.4
Raw materials	185.1	187.6
Total inventories	$693.5	$703.9

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The increase in goodwill in fiscal 2014 was due primarily to goodwill associated with the acquisition of Elan, totaling $2.1 billion. As a result of benefiting from the anticipated synergies of acquiring Elan, $831.3 million of the $2.1 billion of goodwill was allocated to certain segments as follows: $423.7 million to Consumer Healthcare, $316.1 million to Rx Pharmaceuticals and $91.5 million to Nutritionals. Additionally, the Company recorded $4.6 million of goodwill to the Consumer Healthcare segment due to the acquisition of a product portfolio from Aspen. The Company performs its annual testing for goodwill and indefinite-lived intangible asset impairment at the beginning of the fourth fiscal quarter for all reporting units. Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	Consumer Healthcare	Nutritionals	Rx Pharma-ceuticals	API	Specialty Sciences	Total
Balance as of June 29, 2013	$279.9	$331.7	$385.5	$92.2	$—	$1,089.3
Business acquisitions	428.3	91.5	316.1	—	1,257.2	2,093.1
Purchase accounting adjustments	(1.9)	—	1.3	—	—	(0.6)
Currency translation adjustment	5.7	—	16.5	3.4	—	25.6
Balance as of March 29, 2014	$712.0	$423.2	$719.4	$95.6	$1,257.2	$3,207.4

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	March 29, 2014		June 29, 2013
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Distribution, license and supply agreements	$6,324.3	$120.0	$192.7	$28.9
Developed product technology/formulation and product rights	925.4	277.7	896.8	204.6
Customer relationships	370.9	91.0	358.2	72.4
Trademarks	47.6	4.9	12.7	4.2
Non-compete agreements	15.2	8.4	13.3	6.0
Total	7,683.4	502.0	1,473.7	316.1
Non-amortizable intangibles:
Trade names and trademarks	59.0	—	57.0	—
IPR&D	9.8	—	27.8	—
Total other intangible assets	$7,752.2	$502.0	$1,558.5	$316.1

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

At March 29, 2014, gross distribution, license and supply agreements included $6.1 billion of intangible assets attributable to the Elan acquisition. Additions during the third quarter of fiscal 2014 included $46.4 million related to the acquired Aspen products and $17.0 million related to the acquired distribution and license agreement from Fera. See Note 2 for further information on these additions.

During the nine months ended March 29, 2014, the Company recognized impairment charges of $4.0 million and $2.0 million related to the IPR&D assets acquired as part of the Paddock and Rosemont acquisitions, respectively, due to changes in the projected development and regulatory timelines for various projects. Both of the impairment charges were recorded in the Rx Pharmaceuticals segment as write-offs of IPR&D. Additionally, the remaining $13.0 million of IPR&D assets acquired as part of the Paddock acquisition was reclassified to a definite-lived developed product technology asset and is being amortized on a proportionate basis consistent with the economic benefits derived therefrom over an estimated useful life of 12 years.

The Company recorded amortization expense of $181.1 million and $65.0 million for the nine months ended March 29, 2014 and March 30, 2013, respectively, for intangible assets subject to amortization. The increase in amortization expense was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Elan acquisition.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following five years is as follows (in millions):

Fiscal Year	Amount
2014(1)	$109.0
2015	442.0
2016	452.0
2017	449.0
2018	441.0

(1) Reflects remaining three months of fiscal 2014.

NOTE 7 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

	March 29, 2014	June 29, 2013
Foreign line of credit	$—	$5.0

Term loans
2011 Term Loan due October 26, 2016	—	400.0
2013 Term Loan due December 18, 2015	300.0	—
2013 Term Loan due December 18, 2018	665.0	—
	965.0	400.0
Senior notes
5.97% Unsecured Senior Notes due May 29, 2015(1)	—	75.0
4.91% Unsecured Senior Notes due April 30, 2017(1)	—	115.0
6.37% Unsecured Senior Notes due May 29, 2018(1)	—	125.0
5.45% Unsecured Senior Notes due April 30, 2020(1)	—	150.0
4.27% Unsecured Senior Notes due September 30, 2021(1)	—	75.0
5.55% Unsecured Senior Notes due April 30, 2022(1)	—	150.0
2.95% Unsecured Senior Notes due May 15, 2023, net of unamortized discount of $3.1 million	—	596.9
4.52% Unsecured Senior Notes due December 15, 2023(1)	—	175.0
4.67% Unsecured Senior Notes due September 30, 2026(1)	—	100.0
1.30% Unsecured Senior Notes due November 8, 2016, net of unamortized discount of $0.4 million(2)	499.6	—
2.30% Unsecured Senior Notes due November 8, 2018, net of unamortized discount of $0.8 million(2)	599.2	—
4.00% Unsecured Senior Notes due November 15, 2023, net of unamortized discount of $3.2 million(2)	796.8	—
5.30% Unsecured Senior Notes due November 15, 2043, net of unamortized discount of $1.7 million(2)	398.3	—
	2,293.9	1,561.9

Other financing	8.3	7.1

Total borrowings outstanding	3,267.2	1,974.0
Less short-term debt and current portion of long-term debt	(141.7)	(46.2)
Total long-term debt, less current portion	$3,125.5	$1,927.8

(1)	Private placement unsecured senior notes under Master Repurchase Agreement discussed below collectively as the "Notes"

(2)	Private placement unsecured senior notes with registration rights discussed below collectively as the "Bonds"

In conjunction with the Elan acquisition discussed in Note 2, the Company retired its former debt arrangements and issued new debt. As a result of the debt retirements, the Company recorded a loss of $165.8 million during the second quarter of fiscal 2014 as follows (in millions):

Make-whole payments	$133.4
Write-off of financing fees on Bridge Agreements	19.0
Write-off of deferred financing fees on old debt	10.5
Write-off of unamortized discount	2.9
Total loss on extinguishment of debt	$165.8

See below for further details of the transactions.

Bridge Agreements

On July 28, 2013, the Company entered into a $2.65 billion Debt Bridge Credit Agreement (the "Debt Bridge") and a $1.7 billion Cash Bridge Credit Agreement (the "Cash Bridge") with HSBC Bank USA, N.A. as Syndication Agent, Barclays Bank PLC as Administration Agent and certain other participant banks (together, the "Bridge Credit Agreements"). The termination of commitments under such Bridge Credit Agreements was contingent on various factors, but not to be later than July 29, 2014. The funding commitment under the Debt Bridge was reduced by $1.0 billion on September 6, 2013 upon completion of the Company’s Term Loan Agreement (see below) and by an additional $1.65 billion on November 8, 2013 upon funding into escrow of the Company’s public bond offering (see below), at which time the Debt Bridge was terminated. The commitments under the Cash Bridge were terminated on December 24, 2013. At no time did the Company draw under the Bridge Credit Agreements. The Company incurred commitment fees under the Bridge Credit Agreements at a per annum rate of 0.175% from July 28, 2013 to termination of the Bridge Credit Agreements totaling $0.7 million for the nine months ended March 29, 2014. In addition, fees paid in relation to entering into the Bridge Credit Agreements totaled $19.0 million and were charged to expense in the second quarter of fiscal 2014 and included in the loss on debt extinguishment line on the Company's Consolidated Statements of Operations for the nine months ended March 29, 2014.
Extinguishment of Old Debt

In November 2013, Perrigo Company, a wholly owned subsidiary of the Company, made scheduled payments totaling $40.0 million against its 2011 term loan. On December 18, 2013, the Company repaid the remaining principal balance of $360.0 million, together with accrued interest and fees of $0.4 million, then outstanding under its credit agreement dated as of October 26, 2011 with JPMorgan Chase Bank, N.A., as Administration Agent, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents and certain other participant banks (the "2011 Credit Agreement"). Upon completion of such payment, the 2011 Credit Agreement was terminated in its entirety.
On November 20, 2013, Perrigo Company priced a Tender Offer and Consent Solicitation in regard to the 2.95% Notes which were issued pursuant to the Indenture dated as of May 16, 2013 between Perrigo Company and Wells Fargo Bank, National Association (the “Indenture”). Total tender consideration of $578.3 million was comprised of an aggregate principal amount of $571.6 million, a make-whole premium of $4.9 million, and accrued interest of $1.8 million. On December 26, 2013, pursuant to the Indenture, notice was given to holders that the remaining notes not duly tendered would be redeemed on December 27, 2013 at a redemption price of par plus accrued interest. On December 27, 2013, the redemption was completed for a total payment of $28.5 million comprised of aggregate principal of $28.4 million and accrued interest of $0.1 million. Upon completion of the redemption, the Indenture was terminated.
On December 23, 2013, Perrigo Company completed the prepayment of all obligations under its private placement senior notes (the "Notes"). All of the Notes were outstanding under the Master Note Purchase Agreement dated May 29, 2008 with various institutional investors (the "Note Agreement"). The terms of the Note Agreement provided for prepayment at any time at Perrigo Company’s option together with applicable make-whole premiums and accrued interest. The total payment of $1,099.6 million was comprised of $965.0 million for the face amount of the Notes, $128.5 million for the make-whole premium, and $6.1 million for accrued interest. Upon completion of the prepayment, the Note Agreement was terminated.

Issuance of New Debt

On September 6, 2013, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan") and a $600.0 million Revolving Credit Agreement (the "Revolver") with Barclays Bank PLC as Administration Agent, HSBC Bank USA, N.A. as Syndication Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Documentation Agents and certain other participant banks (together, the "Permanent Credit Agreements"). The Term Loan consists of a $300.0 million tranche maturing December 18, 2015 and a $700.0 million tranche maturing December 18, 2018. Both tranches were drawn in full on December 18, 2013. No drawings were outstanding under the Revolver as of March 29, 2014. Obligations of the Company under the Permanent Credit Facilities are guaranteed by Perrigo Company, certain U.S. subsidiaries of Perrigo Company, Elan, and certain Irish subsidiaries of Elan. Amounts outstanding under each of the Permanent Credit Agreements will bear interest at the Company’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Permanent Credit Agreements.
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

The Securitization Program is a three-year program, expiring June 13, 2014. The Company is currently in the process of renewing this facility for a period of one year. During the second quarter of fiscal 2013, the Company amended the terms of the Securitization Program, effectively increasing the amount the Company can borrow to $200.0 million. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110.0 million, $60.0 million and $30.0 million, respectively, effectively allowing the Company to borrow up to a total amount of $200.0 million, subject to a Maximum Net Investment calculation as defined in the agreement. At March 29, 2014, $200.0 million was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $200.0 million commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s Condensed Consolidated Balance Sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. The Company had no borrowings outstanding under the Securitization Program as of March 29, 2014 and June 29, 2013.

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximated $492.5 million and $494.9 million at March 29, 2014 and June 29, 2013, respectively. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

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

Fair Value Hedges

In anticipation of the acquisition of Elan, during the first quarter of fiscal 2014, the Company entered into three pay-floating interest rate swaps with a total notional amount of $425 million to hedge changes in the fair value of the Company's senior notes from fluctuations in interest rates. These swaps were designated and qualified as fair value hedges of the Company's fixed rate debt. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps was directly offset by the change in fair value of the underlying debt. During the second quarter of fiscal 2014, the fair value hedges reduced the Company's interest expense by $2.2 million. Both the derivative instrument and the underlying debt were adjusted to market value at the end of each period with any resulting gain or loss recorded in other expense, net. As a result, the Company recorded a net hedge loss of $3.2 million in other expense, net during the second quarter of fiscal 2014.

Due to the retirement of the underlying senior notes as described in Note 7, the Company terminated its fair value hedges by settling the swap contracts during the second quarter, resulting in net proceeds of $0.9 million. In addition, a loss of $4.1 million was recognized on the change in the fair value of the underlying debt and was recorded in other expense, net, during the second quarter of fiscal 2014.

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

The Company previously entered into forward interest rate swaps to manage variability of expected future cash flows from changing interest rates. Due to the retirement of the underlying private placement senior notes (the Notes as described in Note 7), on December 23, 2013, the Company terminated the cash flow hedges related to the Notes, resulting in a loss of $2.6 million recorded to other expense, net upon repayment of the debt in the second quarter of fiscal 2014.

During the first quarter of fiscal 2014, the Company entered into forward interest rate swap agreements to hedge against changes in interest rates that could impact the Company's new senior notes (the Bonds as described in Note 7). These swaps were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725 million. These agreements hedged the variability in future probable interest payments due to changes in the benchmark interest rate between the date the swap agreements were entered into and the date of future debt issuances. On December 18, 2013, the hedges were settled for $15.1 million, and $0.5 million for the ineffective portion was recorded to other expense, net. The effective portion remains in OCI at March 29, 2014 and is being amortized to earnings over the life of the debt.

The Company’s foreign currency hedging program includes cash flow hedges. The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency. These forward contracts have a maximum maturity date of 15 months. In addition, the Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. These forward contracts also have a maximum maturity date of 15 months. The Company did not have any foreign currency put or call contracts as of March 29, 2014.

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

The effects of all derivative instruments on the Company’s Condensed Consolidated Balance Sheets as of March 29, 2014 and June 29, 2013, and on the Company’s income and OCI for the three and nine months ended March 29, 2014 and March 30, 2013, were as follows (amounts presented exclude any income tax effects) (in millions):

Fair Values of Derivative Instruments in Condensed Consolidated Balance Sheet
(Designated as (non)hedging instruments)

	Asset Derivatives
	Balance Sheet Presentation	Fair Value
		March 29, 2014	June 29, 2013
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$3.3	$7.2
Total hedging derivatives		$3.3	$7.2
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$0.2	$0.8
Total non-hedging derivatives		$0.2	$0.8

	Liability Derivatives
	Balance Sheet Presentation	Fair Value
		March 29, 2014	June 29, 2013
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$—	$0.2
Interest rate swap agreements	Other non-current liabilities	8.9	10.8
Total hedging derivatives		$8.9	$11.0
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.2	$0.2
Total non-hedging derivatives		$1.2	$0.2

Effects of Derivative Instruments on Income and OCI for the three months ended March 29, 2014, and March 30, 2013

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in OCI on Derivative (Effective Portion)		Location and Amount of (Gain)/Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of (Gain)/Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013
T-Locks	$—	$—	Interest, net	$—	$(0.1)	Other expense, net	$—	$—
Interest rate swap agreements	2.1	(1.0)	Interest, net	(0.9)	1.2	Other expense, net	—	—
Foreign currency forward contracts	(1.0)	(2.5)	Net sales	(0.8)	(0.2)	Net sales	(0.2)	—
			Cost of sales	(2.7)	0.3	Cost of sales	0.2	—
			Other expense, net	(0.2)	(0.6)
Total	$1.1	$(3.5)		$(4.6)	$0.6		$—	$—

Effects of Derivative Instruments on Income and OCI for the nine months ended March 29, 2014, and March 30, 2013

Derivatives in Fair Value Hedge Relationships	Location and Amount of (Gain)/Loss Recognized into Income			Hedged Item in Fair Value Hedge Relationship	Location and Amount of (Gain)/Loss Recognized in Income on Related Hedged Item
		March 29, 2014	March 30, 2013			March 29, 2014	March 30, 2013
Interest rate swap agreements	Other expense, net	$(0.9)	$—	Fixed-rate debt	Other expense, net	$4.1	$—

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in OCI on Derivative (Effective Portion)		Location and Amount of (Gain)/Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of (Gain)/Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013
T-Locks	$—	$—	Interest, net	$(0.2)	$(0.3)	Other expense, net	$(2.3)	$—
Interest rate swap agreements	(9.0)	(1.9)	Interest, net	(3.0)	3.7	Other expense, net	5.4	—
Foreign currency forward contracts	(6.6)	(9.3)	Net sales	(2.0)	0.1	Net sales	(0.1)	—
			Cost of sales	(5.5)	2.8	Cost of sales	0.3	0.1
			Interest, net	(0.1)	0.1
			Other expense, net	(1.9)	(1.8)
Total	$(15.6)	$(11.2)		$(12.7)	$4.6		$3.3	$0.1

The Company also has forward foreign currency contracts that are not designated as hedging instruments and recognizes the gain or loss associated with these contracts in other expense, net. The Company recorded losses of $0.9 million and $0.3 million for the three and nine months ended March 29, 2014, respectively, and gains of $1.0 million and $1.4 million for the three and nine months ended March 30, 2013, respectively. The net hedge result offsets the revaluation of the underlying balance sheet exposure, which is also recorded in other expense, net.

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

The Company issued 40 thousand and 43 thousand shares related to the exercise and vesting of share-based compensation during the third quarter of fiscal 2014 and 2013, respectively. Year-to-date, the Company issued 374 thousand and 648 thousand shares related to the exercise and vesting of share-based compensation during fiscal 2014 and 2013, respectively.

The Company does not currently have an ordinary share repurchase program, but may repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During the three months ended March 29, 2014 and March 30, 2013, the Company repurchased one thousand shares of its common stock for $0.2 million in private party transactions. During the nine months ended March 29, 2014, the Company repurchased 62 thousand shares for $7.5 million in private party transactions. During the nine months ended March 30, 2013, the Company repurchased 111 thousand shares for $12.3 million in private party transactions. All ordinary shares repurchased by the Company will either be cancelled or held as treasury shares available for reissuance in the future for general corporate purposes.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the Company's AOCI balances, net of tax, for the three months ended March 29, 2014 were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement and pension liability adjustments, net of tax	Total AOCI
Balance as of December 28, 2013	$(15.1)	$133.7	$(4.8)	$0.8	$114.6
OCI before reclassifications	1.9	6.2	3.8	—	11.9
Amounts reclassified from AOCI	(2.9)	—	6.7	—	3.8
Net current-period OCI	(1.0)	6.2	10.5	—	15.7
Balance as of March 29, 2014	$(16.1)	$139.9	$5.7	$0.8	$130.3
Changes in the Company's AOCI balances, net of tax, for the nine months ended March 29, 2014 were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement and pension liability adjustments, net of tax	Total AOCI
Balance as of June 29, 2013	$(4.5)	$80.6	$—	$0.9	$77.0
OCI before reclassifications	(5.0)	59.3	(1.0)	(0.1)	53.2
Amounts reclassified from AOCI	(6.6)	—	6.7	—	0.1
Net current period OCI	(11.6)	59.3	5.7	(0.1)	53.3
Balance as of March 29, 2014	$(16.1)	$139.9	$5.7	$0.8	$130.3

The following table provides details about reclassifications out of AOCI for the three and nine months ended March 29, 2014 (in millions):

	Three Months Ended	Nine Months Ended
	March 29, 2014
Detail of AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Income
Cash Flow Hedges (Note 9):
T-Locks	$—	$(0.2)	Interest, net
T-Locks	—	(2.3)	Other expense, net
Interest rate swap agreements	(0.9)	(3.0)	Interest, net
Interest rate swap agreements	—	4.9	Other expense, net
Foreign currency forward contracts	(1.0)	(2.1)	Net sales
Foreign currency forward contracts	(2.5)	(5.2)	Cost of sales
Foreign currency forward contracts	—	(0.1)	Interest, net
Foreign currency forward contracts	(0.2)	(1.9)	Other expense, net
Subtotal	(4.6)	(9.9)
Investment securities	9.9	9.9	Loss on sales of investments
Total before tax	5.3	—
Tax effect	(1.5)	0.1	Income tax expense
Net of tax	$3.8	$0.1

NOTE 12 – INCOME TAXES

The effective tax rate for the three months ended March 29, 2014 was 23.3% compared to 30.1% for the three months ended March 30, 2013. The effective tax rate for the nine months ended March 29, 2014 was 31.3%, compared to 27.5% for the nine months ended March 30, 2013. The effective tax rates for the three and nine month periods ended March 29, 2014 were impacted by the transaction costs, changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan. Additionally, the effective tax rate for the first nine months of fiscal 2014 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below. The effective tax rate for the first nine months of fiscal 2013 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7.5 million related to various audit resolutions and statute expirations.
In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates were applicable to the Company for the nine months ended March 29, 2014 and have unfavorably impacted the effective tax rate in the amount of $1.8 million.
In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates were applicable to the Company for the nine months ended March 29, 2014 and have favorably impacted the effective tax rate in the amount of $4.7 million.
In December 2013, Mexico enacted legislation to rescind the scheduled rate reductions and maintain the 30% corporate tax rate for 2014 and future years. This rate was applicable to the Company as of the third quarter of fiscal 2014 and did not have a material impact.
The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed, and the relative amounts of income in these jurisdictions; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; the resolution of any pending or future tax audit, examination or challenge; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which the Company has not previously provided for taxes.

The U.S. Internal Revenue Service is currently auditing fiscal years 2009 and 2010, and the Israeli Tax Authority is currently auditing fiscal years 2011 and 2012.  The Company cannot predict the outcome of these audits. It is reasonably possible that the audits could result in a material impact on unrecognized tax benefits or liabilities during the next twelve months; however, the Company currently cannot estimate the range of this potential impact.

The total amount of unrecognized tax benefits was $175.8 million and $122.3 million as of March 29, 2014 and June 29, 2013, respectively.

The total amount accrued for interest and penalties in the liability for uncertain tax positions was $38.5 million and $24.3 million as of March 29, 2014 and June 29, 2013, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
In addition to the discussions below, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of March 29, 2014, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development in accordance with ASC 450-20-25. Other than what is disclosed below, the Company considers the remainder of litigation matters to be immaterial individually and in aggregate.

Texas Medicaid

In June 2013, the Company received notices from the Office of the Attorney General for the State of Texas, of civil investigative demands to two of the Company’s affiliates, Perrigo Pharmaceuticals Company and Paddock Laboratories, LLC, for information under the Texas Medicaid Fraud Prevention Act relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. The Company has cooperated with requests for information and is in the process of evaluating this and other information. While the Company does not know the full extent of its potential liability at this time and intends to vigorously defend against any claims, the Company could be subject to material penalties and damages. The Company cannot predict whether settlement on terms acceptable to it will occur, or that a settlement or potential liability for these claims will not be material.

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

Ramat Hovav

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Ramat Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Ramat Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva.  The Council of Ramat Hovav, in June 2008, and the State of Israel, in November 2008, asserted third party claims against several companies, including the Company.  The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution.  Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72.5 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar.  On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company. On February 20, 2013, the plaintiffs filed an appeal to the Supreme Court, which has scheduled a hearing on this matter on September 29, 2014. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

NOTE 14 – SEGMENT INFORMATION

The Company has five reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals, API, and Specialty Sciences, along with an Other category. As noted in Note 1, in conjunction with the acquisition of Elan on December 18, 2013, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused on the treatment of Multiple Sclerosis (Tysabri®). The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

	Consumer Healthcare	Nutritionals	Rx Pharma-ceuticals	API	Specialty Sciences	Other	Unallocated expenses	Total(2)
Third Fiscal Quarter 2014
Net sales	$537.3	$137.8	$223.4	$32.0	$53.4	$20.2	$—	$1,004.2
Operating income (loss)	$84.4	$7.3	$77.0	$6.8	$(54.5)	$0.8	$(18.5)	$103.3
Amortization of intangibles	$5.3	$7.3	$17.5	$0.5	$76.4	$0.4	$—	$107.4
Total assets	$2,555.2	$1,011.5	$1,985.4	$286.8	$7,799.5	$104.4	$—	$13,742.7

Third Fiscal Quarter 2013
Net sales	$536.8	$133.3	$189.4	$41.1	$—	$19.2	$—	$919.8
Operating income (loss)	$95.9	$7.0	$73.4	$11.7	$—	$1.6	$(11.1)	$178.6
Amortization of intangibles	$5.0	$7.3	$11.4	$0.5	$—	$0.4	$—	$24.6
Total assets	$1,724.6	$951.1	$1,433.8	$279.0	$—	$107.4	$—	$4,495.9

	Consumer Healthcare	Nutritionals	Rx Pharma-ceuticals	API	Specialty Sciences(1)	Other	Unallocated expenses	Total(2)
Year-to-Date Fiscal 2014
Net sales	$1,612.1	$406.6	$673.6	$105.2	$60.8	$58.3	$—	$2,916.6
Operating income (loss)	$263.8	$28.3	$260.5	$37.4	$(73.5)	$2.6	$(149.7)	$369.5
Amortization of intangibles	$15.9	$22.1	$55.2	$1.6	$85.0	$1.3	$—	$181.1
Total assets	2,555.2	1,011.5	1,985.4	286.8	7,799.5	104.4	$—	13,742.7

Year-to-Date Fiscal 2013
Net sales	$1,526.5	$358.7	$514.9	$118.4	$—	$54.1	$—	$2,572.6
Operating income (loss)	$261.3	$18.0	$206.0	$38.9	$—	$2.7	$(27.8)	$499.0
Amortization of intangibles	$12.2	$21.9	$28.2	$1.4	$—	$1.2	$—	$65.0
Total assets	$1,724.6	$951.1	$1,433.8	$279.0	$—	$107.4	$—	$4,495.9

(1)    Specialty Sciences only includes activity from December 18, 2013 to March 29, 2014.
(2)     Amounts may not cross-foot due to rounding.

NOTE 15 – RESTRUCTURING

Elan

During the second quarter of fiscal 2014, in conjunction with the Elan acquisition and in keeping with optimizing the cost structure of the business moving forward, the Company incurred restructuring charges of $14.3 million related to employee termination benefits for eight employees. In addition, during the third quarter of fiscal 2014, the Company incurred $12.9 million of restructuring charges related to employee termination benefits for approximately 35 employees. As of March 29, 2014, approximately $17.2 million had been paid out. Additional restructuring costs are not expected to be material. The charge for employee termination benefits was included in the restructuring line of the Consolidated Statement of Operations for the three and nine months ended March 29, 2014.

During the third quarter of fiscal 2014, the Company announced that it had entered into an agreement with Transition to sell all of the Company's shares of its wholly owned, indirect Irish subsidiary, which had responsibilities for carrying out all development activities associated with ELND005. Upon closing on February 28, 2014, Transition is now solely responsible for all ongoing development activities and costs associated with ELND005. As a result of this sale, the Company determined that the carrying values of certain fixed assets were not fully recoverable. Accordingly, the Company incurred a non-cash impairment charge of $4.1 million in its Specialty Sciences segment in the third quarter of fiscal 2014 to reflect the difference between the carrying value and the estimated fair value of the affected assets. Additionally, the Company incurred $0.7 million of restructuring charges related to employee termination benefits for approximately 10 employees, none of which has been paid out as of March 29, 2014. Additional restructuring costs are not expected to be material. The charges for asset impairment and employee termination benefits were included in the restructuring line of the Consolidated Statement of Operations for the three and nine months ended March 29, 2014.

Georgia

During the second quarter of fiscal 2014, the Company made the decision to move its diabetes care operations from Alpharetta, Georgia to Allegan, Michigan in order to consolidate operational and administrative functions. As a result of this plan, the Company incurred restructuring costs of approximately $0.5 million and $0.9 million in its Consumer Healthcare segment during the second and third quarters of fiscal 2014, respectively, related to employee termination benefits for approximately 30 employees at its Georgia location. The charge for employee termination benefits was included in the restructuring line of the Consolidated Statement of Operations for the nine months ended March 29, 2014. The Company expects to pay out these termination benefits during the remainder of fiscal 2014. Additional restructuring costs are not expected to be material.

Minnesota

During the first quarter of fiscal 2014, the Company made the decision to restructure its workforce at its Minnesota location in an effort to consolidate specific global administrative functions. As a result of this plan, the Company incurred restructuring costs of approximately $1.4 million and $0.2 million in its Rx Pharmaceuticals segment during the first and second quarters of fiscal 2014, respectively, related to employee termination benefits for approximately 40 employees at its Minnesota location. As of March 29, 2014, approximately $1.1 million had been paid out. The charge for employee termination benefits was included in the restructuring line of the Consolidated Statement of Operations for the nine months ended March 29, 2014. The Company expects to pay out the remainder of the termination benefits during the remainder of fiscal 2014. Additional restructuring costs are not expected to be material.

Velcera

In connection with the Velcera acquisition, the Company incurred restructuring costs of $2.9 million in its Consumer Healthcare segment during the fourth quarter of fiscal 2013 related to employee termination benefits for 22 employees. During the first quarter of fiscal 2014, the Company incurred additional restructuring costs of $0.7 million related to employee termination benefits. All termination benefits had been paid as of December 28, 2013. During the third quarter of fiscal 2014, the Company incurred an additional restructuring charge of $0.7 million related to lease termination costs. The charges for employee termination benefits and lease termination were included in the restructuring line of the Consolidated Statement of Operations.

NOTE 16 – COLLABORATIVE ARRANGEMENT

With the acquisition of Elan on December 18, 2013, the Company inherited a collaborative arrangement with Transition related to the joint development and commercialization of a novel therapeutic agent for Alzheimer’s disease (ELND005).
As discussed in Note 1, during the third quarter of fiscal 2014, the Company announced that it had entered into an agreement with Transition to progress the clinical development of ELND005 (Scyllo-inositol) in a number of important indications including Alzheimer's disease, Bipolar Disorder and Down Syndrome. As part of the agreement, Transition acquired all of the shares of a wholly owned, indirect Irish subsidiary of the Company, which had previously been responsible for carrying out all development activities associated with ELND005, and upon closing on February 28, 2014, is now solely responsible for all ongoing development activities and costs associated with ELND005. In return, the Company made a $15.0 million investment in return for 2,255,640 common shares of Transition and will be eligible to receive royalties and milestone payments should ELND005 be commercialized.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER OF FISCAL YEARS 2014 AND 2013

EXECUTIVE OVERVIEW

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2 to the Notes of Condensed Consolidated Statements. From its beginnings as a small local proprietor selling medicinals to regional grocers in 1887, Perrigo has evolved into a leading global pharmaceutical company that manufactures and distributes more than 47 billion oral solid doses and more than two billion liquid doses, as well as dozens of other product dosage forms, each year. The Company’s mission is to offer “Quality Affordable Healthcare Products®”, and it does so across a wide variety of product categories primarily in the United States, United Kingdom, Mexico, Israel and Australia, as well as many other key markets worldwide, including Canada, China and Latin America.

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

•
The Consumer Healthcare ("CHC") segment is the world’s largest store brand marketer and manufacturer of over-the-counter ("OTC") pharmaceutical products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, animal health, and secondary product categories include feminine hygiene, diabetes care and dermatological care.

The CHC business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is developing its position in Australia. The Company's market share of OTC store brand products has grown in recent years as new products, retailer efforts to increase consumer education and awareness, and economic conditions have directed consumers to the value of store brand product offerings.

•
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, and vitamin, mineral and dietary supplement ("VMS") products to retailers, distributors and consumers primarily in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets store brand products that are comparable in quality and formulation to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended. Store brands, which offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration ("FDA") requirements as the national brands. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.

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

•
As a result of the Elan acquisition on December 18, 2013, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused on the treatment of Multiple Sclerosis (Tysabri®).

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

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products and consumer dynamics in the retail environment in which our customers operate. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the three and nine months ended March 29, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year.

Consolidated Results

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$1,004.2	$919.8	$84.4	9%
Gross profit	$315.0	$331.4	$(16.4)	(5)%
Gross profit %	31.4%	36.0%	(460) bps
Operating expenses	$211.7	$152.8	$59.0	39%
Operating expenses %	21.1%	16.6%	450 bps
Operating income	$103.3	$178.6	$(75.4)	(42)%
Operating income %	10.3%	19.4%	(910) bps
Interest and other, net	$40.6	$18.5	$22.0	119%
Income tax expense	$14.6	$48.2	$(33.6)	(70)%
Net income	$48.1	$111.9	$(63.8)	(57)%

Current Quarter Results – The increase in net sales for the third quarter of fiscal 2014 was driven primarily by $76.6 million of incremental net sales attributable primarily to the Elan, Rosemont, Fera, Velcera and Aspen acquisitions and by new product sales of $59.8 million, partially offset by lower sales volumes on certain existing products in the Consumer Healthcare and API segments. Third quarter fiscal 2014 gross profit decreased due primarily to intangible asset amortization expense incurred in cost of sales in the Specialty Sciences segment, operating inefficiencies in the Consumer Healthcare and

API segments due to lower volumes, and product mix. Operating expenses included incremental expenses attributable to the aforementioned acquisitions. Interest and other, net included $12.7 million of losses on the sales of investments for Prothena and Janssen, as well as interest expense on incremental debt outstanding. See "Interest and Other (Consolidated)" for further details.

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$2,916.6	$2,572.6	$344.0	13%
Gross profit	$1,031.9	$923.8	$108.1	12%
Gross profit %	35.4%	35.9%	(50) bps
Operating expenses	$662.4	$424.8	$237.7	56%
Operating expenses %	22.7%	16.5%	620 bps
Operating income	$369.5	$499.0	$(129.5)	(26)%
Operating income %	12.7%	19.4%	(670) bps
Interest and other, net	$262.6	$52.7	$209.9	398%
Income taxes	$33.5	$122.8	$(89.3)	(73)%
Net income	$73.4	$323.5	$(250.0)	(77)%

Current Year-to-Date Results – The increase in year-to-date net sales was driven primarily by $180.0 million of incremental net sales attributable primarily to the Elan, Rosemont, Fera, Velcera, Sergeant's and Aspen acquisitions and by new product sales of $166.7 million. Gross profit for fiscal 2014 increased in line with the increase in net sales, partially offset by intangible asset amortization expense incurred in cost of sales in the Specialty Sciences segment and operating inefficiencies in the Consumer Healthcare and API segments due to lower volumes. Operating expenses included incremental expenses attributable to the aforementioned acquisitions, acquisition-related costs of $108.9 million related to the Elan acquisition and restructuring expenses. Interest and other, net included a loss on extinguishment of debt of $165.8 million related to the early retirement of the Company's prior debt arrangements, interest expense on incremental debt outstanding and $12.7 million of losses on the sales of investments for Prothena and Janssen. See "Financial Condition, Liquidity and Capital Resources" for further details.

Further details related to current year results, including results by segment, are included below under Results of Operations.

Events Impacting Future Results

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company's subsidiary Elan has the rights to receive royalties from Biogen Idec Inc. The amount of royalties received under this agreement is expected to be material to the future results of operations and cash flows. For the three-month period ending March 29, 2014, Elan recorded $53.4 million in royalties associated with this agreement. Further, Elan incurs costs associated with the ongoing business operations, and, as outlined in Note 1 of the Notes to the Condensed Consolidated Financial Statements, maintains investments in various equity interests. In addition, the Company expects to realize approximately $306.0 million of amortization expense annually associated with the intangible assets acquired with the acquisition of Elan discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements. The combination of ongoing operating expenses and amortization is expected to be material to the future results of operations.

The Company expects to realize recurring annual operating expense and tax savings associated with the acquisition of Elan. Certain of these savings result from the elimination of redundant public company costs while optimizing back-office support. Additionally, in fiscal 2015, the Company expects to have a lower annual effective tax rate due to changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan. Restructuring and integration costs are not anticipated to exceed $5.0 million, before taxes, for the remainder of fiscal 2014.

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

In January 2012, a branded competitor in the OTC market began to experience certain quality issues at one of its facilities, causing it to temporarily shut down the facility. Due to this situation, the Company experienced an increase in demand for its OTC products during the second half of fiscal 2012 and full year fiscal 2013, which had a positive impact on the Consumer Healthcare segment's net sales and results of operations. At this time, the branded competitor has largely reentered the market with a number of core items and is expected to complete its market re-entry over the next six to twelve months with products that have not yet been relaunched. The Company's future results will be impacted by this competitor's market re-entry and strategies regarding supply chain, manufacturing and marketing, as well as the pace at which it is able to regain distribution and consumer market share. Each of these factors may have an impact on the sales of the Company's OTC products.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which continued through fiscal 2013, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s net sales. At this time, the branded competitor continues to re-enter the market, and the Company believes that this re-entry will largely be complete over the next twelve months. The Company is considering this year-over-year impact in its forward-looking sales forecast, but it cannot fully predict the extent of consumers' re-acceptance of the branded products, the full extent of the branded competitor's marketing activities or the ultimate market share that this competitor can be expected to achieve.

RESULTS OF OPERATIONS

Consumer Healthcare

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$537.3	$536.8	$0.5	—%
Gross profit	$169.0	$176.6	$(7.6)	(4)%
Gross profit %	31.5%	32.9%	(140) bps
Operating expenses	$84.6	$80.7	$3.9	5%
Operating expenses %	15.8%	15.0%	80 bps
Operating income	$84.4	$95.9	$(11.6)	(12)%
Operating income %	15.7%	17.9%	(220) bps

Third quarter net sales for fiscal 2014 were flat compared to the prior year. Sales of existing products increased $16.7 million, primarily in the smoking cessation and dermatologic product categories. In addition, third quarter fiscal 2014 net sales included new product sales of $11.5 million and $6.1 million of incremental sales attributable to the Velcera and Aspen acquisitions. These increases were offset by a decline of $35.7 million in sales of existing products, primarily in the cough/cold, contract manufacturing and analgesics categories, due primarily to a weaker cough/cold season and reduction of inventories at retail customers as compared to the prior year, as well as increased competition from certain national brands re-entering the retail marketplace, as further described above in "Events Impacting Future Results".

Third quarter gross profit and gross profit percentage for fiscal 2014 decreased due primarily to under-absorption of fixed production costs relative to lower volume output year-over-year.

Third quarter operating expenses for fiscal 2014 increased due primarily to higher research and development expenses of $3.5 million resulting from higher spending as planned on new product development projects, as well as $3.2 million of incremental operating expenses from the Velcera and Aspen acquisitions. These increases were partially offset by lower administrative expenses of $3.2 million.

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$1,612.1	$1,526.5	$85.6	6%
Gross profit	$517.7	$484.7	$33.0	7%
Gross profit %	32.1%	31.8%	30 bps
Operating expenses	$253.9	$223.4	$30.4	14%
Operating expenses %	15.7%	14.6%	110 bps
Operating income	$263.8	$261.3	$2.6	1%
Operating income %	16.4%	17.1%	(70) bps

Year-to-date net sales for fiscal 2014 increased due primarily to $53.1 million of incremental sales attributable to the Sergeant's, Velcera and Aspen acquisitions, new product sales of $45.9 million and an increase in sales volumes of existing products of $44.8 million, primarily in the smoking cessation, gastrointestinal and dermatologic categories. These increases were partially offset by a decline of $56.2 million in sales of existing products, primarily in the contract manufacturing and cough/cold categories, due primarily to a weaker cough/cold season and reduction of inventories at retail customers as compared to the prior year, as well as increased competition from certain national brands re-entering the retail marketplace, as further described above in "Events Impacting Future Results", along with $5.7 million in discontinued products.

Year-to-date gross profit for fiscal 2014 increased due primarily to incremental gross profit attributable to the Sergeant's and Velcera acquisitions and gross profit contribution from new product sales, partially offset by the net decrease in sales of existing products. The year-to-date gross profit percentage for fiscal 2014 increased due, in part, to the Velcera and Sergeant's acquisitions and contribution from new product sales, partially offset by under-absorption of fixed production costs relative to lower volume output year-over-year.

Year-to-date operating expenses for fiscal 2014 increased due primarily to $21.6 million of incremental operating expenses from the Sergeant's, Velcera and Aspen acquisitions. In addition, research and development expenses increased $9.6 million due primarily to higher spending as planned on new product development projects.

Nutritionals

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$137.8	$133.3	$4.5	3%
Gross profit	$35.2	$31.0	$4.3	14%
Gross profit %	25.6%	23.2%	240 bps
Operating expenses	$27.9	$24.0	$3.9	16%
Operating expenses %	20.3%	18.0%	230 bps
Operating income	$7.3	$7.0	$0.4	5%
Operating income %	5.3%	5.2%	10 bps

Third quarter net sales for fiscal 2014 increased due primarily to new product sales of $7.4 million and an increase in existing product sales of $4.2 million, partially offset by $6.2 million in discontinued products.

Third quarter gross profit for fiscal 2014 increased due primarily to gross profit contribution from new product sales and improved operational efficiencies compared to last year. The third quarter fiscal 2014 gross profit percentage increased due primarily to improved operational efficiencies compared to last year.

Third quarter operating expenses for fiscal 2014 increased due primarily to higher distribution and selling expenses as a result of the higher sales volume.

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$406.6	$358.7	$47.9	13%
Gross profit	$104.8	$87.0	$17.8	21%
Gross profit %	25.8%	24.2%	160 bps
Operating expenses	$76.5	$69.0	$7.5	11%
Operating expenses %	18.8%	19.2%	(40) bps
Operating income	$28.3	$18.0	$10.3	57%
Operating income %	7.0%	5.0%	200 bps

Year-to-date net sales for fiscal 2014 increased due primarily to an increase in sales of existing products of $45.0 million, across all major product categories, and new product sales of $16.2 million, partially offset by $12.5 million in discontinued products. Existing product sales in the VMS category increased due primarily to new customers, while sales in the infant nutritionals category increased due primarily to higher sales of infant formulas as compared to last year. First quarter fiscal 2013's existing product net sales for infant formulas were negatively impacted by a production conversion and ramp up at the Company's Vermont manufacturing facility following the installation of a new plastic container powder infant formula packaging line. As of June 2013, the Company had successfully transitioned 100% of its core items at U.S. retailer customers to the new plastic container.

Year-to-date gross profit for fiscal 2014 increased due primarily to gross profit attributable to the increase in sales of existing products and contribution from new product sales. The year-to-date gross profit percentage for fiscal 2014 increased due primarily to improved operational efficiencies compared to last year.

Year-to-date operating expenses for fiscal 2014 increased due primarily to higher distribution and selling expenses as a result of the higher sales volume.

Rx Pharmaceuticals

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$223.4	$189.4	$34.0	18%
Gross profit	$112.9	$96.5	$16.4	17%
Gross profit %	50.5%	51.0%	(50) bps
Operating expenses	$35.9	$23.1	$12.8	56%
Operating expenses %	16.1%	12.2%	390 bps
Operating income	$77.0	$73.4	$3.6	5%
Operating income %	34.5%	38.8%	(430) bps

Third quarter net sales for fiscal 2014 increased due primarily to new product sales of $32.6 million and $17.1 million of net sales from the Rosemont and Fera acquisitions. These increases were partially offset by a decrease in existing product sales of $8.7 million due primarily to lower sales volumes on certain existing products as a result of increased competition and $7.6 million in discontinued products.

Third quarter gross profit for fiscal 2014 increased due primarily to incremental gross profit attributable to the Rosemont and Fera acquisitions and gross profit contribution from new products. The third quarter fiscal 2014 gross profit percentage decreased due primarily to product mix.

Third quarter operating expenses for fiscal 2014 increased due primarily to $8.8 million of incremental operating expenses from the Fera and Rosemont acquisitions, of which $5.7 million relates to an increase in the contingent consideration liability recorded as part of the Fera acquisition in the fourth quarter of fiscal 2014 as a result of changes in the fair value assumptions. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information on this charge. In addition, research and development expenses increased $3.0 million due primarily to higher project spend.

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$673.6	$514.9	$158.7	31%
Gross profit	$354.2	$269.2	$85.0	32%
Gross profit %	52.6%	52.3%	30 bps
Operating expenses	$93.7	$63.2	$30.5	48%
Operating expenses %	13.9%	12.3%	160 bps
Operating income	$260.5	$206.0	$54.5	26%
Operating income %	38.7%	40.0%	(130) bps

Year-to-date net sales for fiscal 2014 increased due primarily to new product sales of $71.7 million and $66.0 million of net sales from the Rosemont and Fera acquisitions and product mix.

Year-to-date gross profit for fiscal 2014 increased due primarily to incremental gross profit attributable to the Rosemont and Fera acquisitions, gross profit contribution from new products and product mix. The year-to-date gross profit percentage for fiscal 2014 increased due primarily to the Rosemont and Fera acquisitions and favorable pricing dynamics.

Year-to-date operating expenses for fiscal 2014 increased due primarily to $14.8 million of incremental operating expenses from the Rosemont and Fera acquisitions, of which $2.0 million related to a write-off of certain Rosemont IPR&D assets. Additionally, research and development expenses increased $9.1 million due to a $4.0 million write-off of certain Paddock IPR&D assets, as well as timing of projects. Administrative expenses increased $3.7 million due primarily to a $2.5 million litigation settlement.

API

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$32.0	$41.1	$(9.1)	(22)%
Gross profit	$14.0	$20.9	$(6.9)	(33)%
Gross profit %	43.6%	50.9%	(730) bps
Operating expenses	$7.2	$9.2	$(1.9)	(21)%
Operating expenses %	22.6%	22.3%	30 bps
Operating income	$6.8	$11.7	$(5.0)	(43)%
Operating income %	21.0%	28.5%	(750) bps

Third quarter net sales for fiscal 2014 decreased due primarily to a decrease in sales of existing products of $17.4 million as a result of increased competition on certain products, partially offset by $7.9 million of new product sales, which relates primarily to the U.S. launch of temozolomide as further described below. The net sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.

Third quarter gross profit for fiscal 2014 decreased in line with the net sales decrease noted above. The third quarter gross profit percentage for fiscal 2014 decreased due primarily to under-absorption of fixed production costs relative to lower volume output year-over-year.

Third quarter operating expenses for fiscal 2014 decreased due primarily to lower administrative costs.

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$105.2	$118.4	$(13.2)	(11)%
Gross profit	$60.3	$65.2	$(4.8)	(7)%
Gross profit %	57.4%	55.0%	240 bps
Operating expenses	$22.9	$26.3	$(3.3)	(13)%
Operating expenses %	21.8%	22.2%	(40) bps
Operating income	$37.4	$38.9	$(1.5)	(4)%
Operating income %	35.5%	32.8%	270 bps

Year-to-date net sales for fiscal 2014 decreased due primarily to a decrease in sales of existing products of $47.1 million, partially offset by $31.5 million of new product sales, which relates primarily to the U.S. launch of temozolomide described below, and $2.4 million due to favorable changes in foreign currency exchange rates. The decrease in existing product sales was due primarily to increased competition on certain products, along with lower sales related to the post-exclusivity status of a long-standing commercial agreement (the "API Agreement") that the Company has with a customer to supply an API for use in a generic finished dosage pharmaceutical product. The Company's customer launched its product with 180-day exclusivity status in the fourth quarter of fiscal 2012.

On August 12, 2013, the generic version of Temodar® (temozolomide) was launched in the U.S. market. The Company has a partnership agreement by which API will be exclusively supplied to Teva Pharmaceuticals Ltd. (“Teva”) and Teva will manufacture, market and distribute the product in the U.S. The Company and Teva share equally in the profitability of the product sold in the U.S. market. The temozolomide product was launched with 180-day exclusivity status, which ended during the third quarter of fiscal 2014. On or about the same date Teva launched its generic product, the brand, through Sandoz, launched an authorized generic version of Temodar®.

Year-to-date gross profit for fiscal 2014 decreased in line with the net sales decrease discussed above. The year-to-date gross profit percentage for fiscal 2014 increased due primarily to the U.S. launch of temozolomide in the first quarter of fiscal 2014, partially offset by operational inefficiencies experienced during the third quarter of fiscal 2014.

Year-to-date operating expenses for fiscal 2014 decreased due primarily to lower administrative costs driven by lower legal fees and lower employee-related expenses.

Specialty Sciences

	Three Months Ended	Nine Months Ended(1)
($ in millions)	March 29, 2014
Net sales	$53.4	$60.8
Gross profit	$(22.9)	$(24.2)
Gross profit %	(42.9)%	(39.8)%
Operating expenses	$31.6	$49.3
Operating expenses %	59.1%	81.0%
Operating loss	$(54.5)	$(73.5)
Operating loss %	(102.1)%	(120.8)%

(1) Includes operations from December 18, 2013, the date the Company acquired Elan, to March 29, 2014.

The Company recognized revenue related to royalties received from Biogen Idec Inc.'s global sales of the Multiple Sclerosis drug Tysabri®, which is manufactured and distributed by Biogen Idec Inc., of $53.4 million and $60.8 million for the three and nine months ended March 29, 2014, respectively. The Company recognized intangible asset amortization in cost of sales of $76.4 million and $85.0 million for the three and nine months ended March 29, 2014, respectively. Operating expenses included $17.7 million and $32.0 million of restructuring charges related primarily to employee termination benefits for the three and nine months ended March 29, 2014, respectively. See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information on these restructuring charges. Additional restructuring costs are not expected to be material. Operating expenses also included research and development expenses of $8.5 million and $10.3 million for the three and nine months ended March 29, 2014, respectively, which relate to the ELND005 Phase 2 clinical program in collaboration with Transition. As mentioned in Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company ended its collaboration with Transition during the third quarter of fiscal 2014. Transition is now solely responsible for all ongoing development activities and costs associated with ELND005.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$20.2	$19.2	$1.0	5%
Gross profit	$6.7	$6.3	$0.4	7%
Gross profit %	33.3%	32.9%	40 bps
Operating expenses	$5.9	$4.7	$1.2	26%
Operating expenses %	29.2%	24.3%	490 bps
Operating income	$0.8	$1.6	$(0.8)	(49)%
Operating income %	4.2%	8.6%	(440) bps

Third quarter net sales and gross profit for fiscal 2014 increased due primarily to favorable changes in foreign currency exchange rates, while operating expenses increased due to higher administrative costs.

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 29, 2014	March 30, 2013
Net sales	$58.3	$54.1	$4.2	8%
Gross profit	$19.1	$17.7	$1.3	8%
Gross profit %	32.7%	32.7%	0 bps
Operating expenses	$16.5	$15.0	$1.4	10%
Operating expenses %	28.2%	27.7%	50 bps
Operating income	$2.6	$2.7	$(0.1)	(4)%
Operating income %	4.5%	5.0%	(50) bps

Year-to-date net sales for fiscal 2014 increased due primarily to $2.8 million attributable to favorable changes in foreign currency exchange rates and new product sales of $1.4 million. Year-to-date gross profit for fiscal 2014 increased in line with the net sales increase. Year-to-date operating expenses for fiscal 2014 increased due primarily to unfavorable changes in foreign currency exchange rates.

Unallocated Expenses

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Unallocated expenses were $18.5 million for the third quarter of fiscal 2014 compared to $11.1 million for the third quarter of fiscal 2013, an increase of 67% or $7.4 million. This increase was due primarily to corporate consulting and Irish-based corporate costs, as well as the Company's investment in social media marketing initiatives. Year-to-date unallocated expenses were $149.7 million for fiscal 2014 compared to $27.8 million for fiscal 2013, an increase of 438% or $121.8 million. This increase was due primarily to acquisition-related costs incurred in connection with the Elan transaction, relating primarily to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for a breakout of these expenses by line item on the Condensed Consolidated Statements of Operations. The Company does not expect acquisition and other integration-related costs associated with the Elan transaction to be significant for the remainder of fiscal 2014.

Interest and Other (Consolidated)

Interest expense for the third quarter was $26.6 million for fiscal 2014 and $16.9 million for fiscal 2013. Year-to-date interest expense was $79.1 million for fiscal 2014 and $50.8 million for fiscal 2013. Interest expense for year-to-date fiscal 2014 increased due primarily to increased borrowings related to the issuance of $600 million of debt in a public offering, which was completed during the fourth quarter of fiscal 2013. This debt was subsequently paid off in December in conjunction with the Elan transaction. Interest expense also increased due to the issuance of $2.3 billion of debt in a private placement to complete the Elan transaction, which was completed during the second quarter of fiscal 2014. As a result of this debt issuance, the Company expects interest expense to increase to approximately $100.0 million on an annual basis.

Interest income was $0.4 million and $0.8 million for the third quarter of fiscal 2014 and 2013, respectively, and $1.8 million and $3.6 million for year-to-date fiscal 2014 and 2013, respectively.

In conjunction with the Elan acquisition discussed in Note 2 of the Notes to Condensed Consolidated Statements, the Company retired its former debt arrangements and issued new debt. As a result of the debt retirements, the Company recorded a loss of $165.8 million for the nine months ended March 29, 2014 consisting of make-whole payments, write-off of unamortized discounts, transaction fees, and interest on the bridge agreements described below.

The Company recognized a loss on sales of investments of $12.7 million during the three and nine months ended March 29, 2014. The loss consisted of $9.9 million and $2.8 million on the sales of the Company's investments in Prothena and Janssen AI, respectively.

Income Taxes (Consolidated)

The effective tax rate for the three months ended March 29, 2014 was 23.3%, compared to 30.1% for the three months ended March 30, 2013. The effective tax rate for the nine months ended March 29, 2014 was 31.3%, compared to 27.5% for the nine months ended March 30, 2013. The effective tax rates for the three and nine month periods ended March 29, 2014 were impacted by the transaction costs, changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan. Additionally, the effective tax rate for the first nine months of fiscal 2014 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below. The effective tax rate for the first nine months of fiscal 2013 was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7.5 million related to various audit resolutions and statute expirations.
In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates were applicable to the Company for the nine months ended March 29, 2014 and have unfavorably impacted the effective tax rate in the amount of $1.8 million.
In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates were applicable to the Company for the nine months ended March 29, 2014 and have favorably impacted the effective tax rate in the amount of $4.7 million.

In December 2013, Mexico enacted legislation to rescind the scheduled rate reductions and maintain the 30% corporate tax rate for 2014 and future years. This rate was applicable to Perrigo as of the third quarter of fiscal 2014 and did not have a material impact.
The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed, and the relative amounts of income in these jurisdictions; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; the resolution of any pending or future tax audit, examination or challenge; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which the Company has not previously provided for taxes.
The total amount of unrecognized tax benefits was $175.8 million and $122.3 million as of March 29, 2014 and June 29, 2013, respectively.
The total amount accrued for interest and penalties in the liability for uncertain tax positions was $38.5 million and $24.3 million as of March 29, 2014 and June 29, 2013, respectively.

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

Cash

At March 29, 2014, the Company had cash and cash equivalents of $609.4 million, a decrease of $170.5 million from June 29, 2013, and working capital, including cash, of $1,351.4 million, a decrease of $136.0 million from June 29, 2013.

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

	Nine Months Ended
(in millions)	March 29, 2014	March 30, 2013
Net cash from operating activities	$400.8	$380.1

Net cash for investing activities	$(1,645.7)	$(662.7)

Net cash from (for) financing activities	$1,074.9	$(8.1)

Year-to-date net cash provided from operating activities increased by $20.7 million due primarily to changes in working capital as compared to last year.

Year-to-date net cash used for investing activities increased by $983.0 million due primarily to the Elan acquisition completed in the second quarter of fiscal 2014.

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

Year-to-date net cash provided from financing activities was $1,074.9 million for fiscal 2014 compared to net cash used for financing activities of $8.1 million for fiscal 2013 due primarily to net proceeds from the new debt issuances further described below, partially offset by repayments on the Company's old debt arrangements, along with the premiums paid to retire the Company's old debt arrangements prior to maturity. For additional information on the changes in the Company's debt structure, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

The Company does not currently have an ordinary share repurchase program, but may repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During the three months ended March 29, 2014 and March 30, 2013, the Company repurchased one thousand shares of its common stock for $0.2 million in private party transactions. During the nine months ended March 29, 2014, the Company repurchased 62 thousand shares for $7.5 million in private party transactions. During the nine months ended March 30, 2013, the Company repurchased 111 thousand shares for $12.3 million in private party transactions. All ordinary shares repurchased by the Company will either be cancelled or held as treasury shares available for reissuance in the future for general corporate purposes.

The Company paid quarterly dividends totaling $32.0 million and $24.5 million, or $0.285 and $0.26 per share, for the first nine months of fiscal 2014 and 2013, respectively. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, availability of distributable reserves and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

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

The Securitization Program is a three-year program, expiring June 13, 2014. The Company is currently in the process of renewing this facility for a period of one year. During the second quarter of fiscal 2013, the Company amended the terms of the Securitization Program, effectively increasing the amount the Company can borrow to $200.0 million. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Bank of America, Wells Fargo and PNC have committed $110.0 million, $60.0 million and $30.0 million, respectively, effectively allowing the Company to borrow up to a total amount of $200.0 million, subject to a Maximum Net Investment calculation as defined in the agreement. At March 29, 2014, $200.0 million was available under this calculation. The interest rate on any borrowings is based on a 30-day LIBOR plus 0.45%. In addition, a facility fee of 0.45% is applied to the $200.0 million commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s Condensed Consolidated Balance Sheet. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. The Company had no borrowings outstanding under the Securitization Program as of March 29, 2014 and June 29, 2013.

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

Both tranches were drawn in full on December 18, 2013. As of March 29, 2014, the Company has paid $35.0 million on the $700.0 million tranche. No drawings were outstanding under the Revolver as of March 29, 2014. Obligations of the Company under the Permanent Credit Facilities are guaranteed by Perrigo Company, certain U.S. subsidiaries of Perrigo Company, Elan, and certain Irish subsidiaries of Elan. Amounts outstanding under each of the Permanent Credit Agreements will bear interest at the Company’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Permanent Credit Agreements.

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

Other Bank Credit Facilities

The Company's India subsidiary has a term loan agreement with The Hong Kong and Shanghai Banking Corporation Ltd. ("HSBC") with a maximum limit of approximately $5.3 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.5% as of March 29, 2014 and June 29, 2013. The Company had $4.6 million outstanding on this line as of March 29, 2014 and June 29, 2013.

On July 3, 2013, the Company’s India subsidiary amended its short-term credit line with HSBC to increase the aggregate amount to approximately $8.0 million, subject to foreign currency fluctuations between the Indian rupee and the U.S. dollar. The interest rate on this facility was 11.7% as of March 29, 2014, and 11.5% as of June 29, 2013. The credit line expires after 180 days but can be extended by mutual agreement of the parties. The Company’s India subsidiary had $5.0 million outstanding on this line of credit as of June 29, 2013 and had nothing outstanding on this line as of March 29, 2014.

Credit Ratings

The Company’s credit ratings on March 29, 2014 were Baa3 (stable) and BBB (negative) by Moody’s Investors Service and Standard and Poor’s Rating Services, respectively.

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

Contractual Obligations

Other than the obligations related to the changes to the Company's debt structure in relation to the Elan transaction, as discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements, there were no material changes in contractual obligations during nine months ended March 29, 2014 from those provided in Perrigo Company's Annual Report on Form 10-K for the year ended June 29, 2013. See below for a revised schedule of the Company's enforceable and legally binding obligations as of March 29, 2014 related to its short and long-term debt arrangements.

	Payment Due by Period (in millions)
	2014(1)	2015 - 2016	2017 - 2018	After 2018	Total
Short and long-term debt(2)	$57.4	$756.5	$926.8	$2,582.9	$4,323.6

(1)     Reflects remaining three months of fiscal 2014.

(2)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at March 29, 2014.

Critical Accounting Estimates

Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances, and they are reviewed by the Audit Committee. Although the estimates are considered reasonable, actual results could differ from the estimates. A summary of the accounting estimates considered by management to require the most judgment and are critical in the preparation of the financial statements is provided in Perrigo Company's Annual Report on Form 10-K for the year ended June 29, 2013. There have been no material changes in the accounting estimates previously disclosed during the third quarter of fiscal 2014.

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

As of March 29, 2014, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, has performed an interim review of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
In connection with the interim evaluation by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the Company's internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 29, 2014, were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
In the second, third and fourth quarters of fiscal 2013, the Company acquired Sergeant's Pet Care Products, Inc. ("Sergeant's"), Rosemont Pharmaceuticals Ltd. ("Rosemont") and Velcera, Inc. ("Velcera"), respectively. In the second quarter of fiscal 2014, the Company acquired Elan Corporation, plc ("Elan") and in the third quarter of fiscal 2014, the Company acquired Aspen Global, Inc. ("Aspen") (see Note 2 - Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Elan, Sergeant's, Rosemont, Velcera, and Aspen from its interim evaluation of internal control over financial reporting as of March 29, 2014. The Company is in the process of documenting and testing these acquired businesses' internal controls over financial reporting. The Company will incorporate Sergeant's, Rosemont and Velcera into its annual report on internal control over financial reporting for its fiscal year-end 2014 and will incorporate Elan and Aspen into its annual report on internal control over financial reporting for its fiscal year-end 2015. As of March 29, 2014, Elan, Sergeant's, Rosemont, Velcera, and Aspen's total assets together represented approximately 63% of the Company's consolidated total assets. Elan, Sergeant's, Rosemont, Velcera, and Aspen's net sales together represented approximately 8% of the Company's consolidated net sales for the nine months ended March 29, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Perrigo Company’s Annual Report on Form 10-K filed for the fiscal year ended June 29, 2013 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes during the third quarter of fiscal 2014 to the risk factors that were included in the Form 10-K.

Risks Relating to the Company's Business

The Company operates in a highly regulated industry. An inability to meet current or future regulatory requirements could have a material adverse effect on the Company's business, financial position and operating results.

On February 10, 2014, the FDA published an interim final rule (“IFR”) entitled “Current Good Manufacturing Practice, Quality Control Procedures, Quality Factors, Notification Requirements, and Records and Reports, for Infant Formula.” The IFR includes, among other things, new or modified requirements related to infant formula manufacturing, quality controls, record-keeping, and clinical trials. While it is uncertain how the FDA will interpret and enforce the IFR or whether FDA will modify any of the IFR provisions prior to the July 10, 2014 effective date, the Company is taking steps to comply with the provisions of the IFR. Compliance with the IFR may require significant expenditures and lead to delays in commercialization of new infant formula products, which could have an adverse effect on the Company’s financial position or results of operations. To the extent the FDA believes that the Company has not complied with the IFR, it could lead to potential supply chain disruptions and additional delays in commercialization of new infant formula products, which could impede the Company’s sales and revenue and adversely affect the Company’s financial position or results of operations.

Changes in tax laws or income tax rates, or the resolution of any pending or future tax audit, examination or challenge, could have a material adverse effect on the Company's results of operations and the ability to utilize cash in a tax efficient manner.

A number of factors may adversely impact the Company's future effective tax rates, such as income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed, and the relative amounts of income in these jurisdictions; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (e.g., proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings with respect to which the Company has not previously provided for U.S. taxes. A change in the Company's effective tax rate due to any of these factors may adversely impact the Company's future results from operations. Also, changes in tax laws could have a material adverse effect on the Company's ability to utilize cash in a tax efficient manner.

In addition, the Company is subject to the continuous examination of its income tax returns by its relevant tax authorities. The Company regularly assesses the likelihood of outcomes from these examinations, if predictable, to determine the Company’s estimated income tax liabilities. The U.S. Internal Revenue Service is currently auditing fiscal years 2009 and 2010, and the Israeli Tax Authority is currently auditing fiscal years 2011 and 2012. There are numerous other income tax returns that are not yet settled, none of which is individually significant. The outcome from these audits or other examinations or challenges could result in material income taxes and income tax liabilities.

The Company's reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Any determination that the Company has failed to comply with those obligations could subject it to penalties and sanctions, which could adversely affect the Company’s business and results of operations.

The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex. The Company's calculations and methodologies are subject to review and challenge by the governmental agencies, and it is possible that such reviews could result in changes. In addition, because these calculations involve, and will continue to involve, subjective decisions and complex methodologies, they are subject to the risk of errors.

Any governmental agencies that have commenced or that may commence an investigation of the Company could impose civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us. Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on the Company's business, financial position and results of operations and could cause the market value of its common stock to decline.

In June 2013, the Company received notices from the Office of the Attorney General for the State of Texas, of civil investigative demands to two of the Company’s affiliates, Perrigo Pharmaceuticals Company and Paddock Laboratories, LLC, for information under the Texas Medicaid Fraud Prevention Act relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. The Company has cooperated with requests for information and is in the process of evaluating this and other information. While the Company does not know the full extent of its potential liability at this time and intends to vigorously defend against any claims, the Company could be subject to material penalties and damages. The Company cannot predict whether settlement on terms acceptable to it will occur, or that a settlement or potential liability for these claims will not be material.

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

The Company's actual financial positions and results of operations may differ materially from the unaudited pro forma financial data included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

The pro forma financial information contained in Note 2 of the Notes to Condensed Consolidated Financial Statements is presented for illustrative purposes only and may not be an indication of what the Company's financial position or results of operations would have been had the acquisitions been completed on the dates indicated. The pro forma financial information has been derived from the historical financial information of Perrigo Company, Elan and the acquired Fera and Aspen assets, and certain adjustments and assumptions have been made regarding the combined company after giving effect to the transactions. The acquired assets and assumed liabilities have been measured at fair value based on various preliminary estimates using assumptions that the Company's management believes are reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates may be revised as additional information becomes available and as additional analyses are performed. The pro forma financial data is based on a preliminary purchase price allocation, and the actual allocation of the purchase price will be performed only after all purchase price adjustments have been completed. Accordingly, the actual financial condition and results of operations of the combined company may not be consistent with, or evident from, this pro forma financial information.

In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect the Company's financial condition or results of operations. Acquisition accounting rules require evaluation of certain assumptions, estimates or determination of financial statement classifications which are completed during the measurement period as defined in current accounting standards. The Company's accounting policies and acquisition accounting rules may materially vary from those of Elan. Any changes in assumptions, estimates, or financial statement classifications may be material and have a material adverse effect on the assets, liabilities or future earnings of the new combined consolidated company. Any potential decline in the Company's financial condition or results of operations may cause significant variations in the Company's share price.

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

For the Company to be treated as a foreign corporation for U.S. federal tax purposes under section 7874, either (i) the former stockholders of Perrigo Company must own (within the meaning of section 7874) less than 80% (by both vote and value) of the Company's stock by reason of holding shares in Perrigo Company (the “ownership test”) or (ii) the Company must have substantial business activities in Ireland after the Elan acquisition (taking into account the activities of the Company’s expanded affiliated group). As of the acquisition date, Perrigo Company stockholders held 71% (by both vote and value) of the shares in the Company. As a result, the Company believes that under current law, it should be treated as a foreign corporation for U.S. federal tax purposes. However, the Company cannot assure that the IRS will agree with the position that the ownership test is satisfied. There is limited guidance regarding the section 7874 provisions, including the application of the ownership test.

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

The Company believes that under current law, it should be treated as a foreign corporation for U.S. federal tax purposes. However, changes to the inversion rules in section 7874 could adversely affect the Company's status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to the Company, Perrigo Company, and/or their respective stockholders, shareholders and affiliates. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, and such legislation, if passed, could have an adverse effect on the Company.

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

The Company acquired a significant revenue stream and a $6.1 billion intangible asset related to sales of the Multiple Sclerosis drug Tysabri® with the acquisition of Elan. The Company collects quarterly royalty payments from Biogen Idec, which is solely responsible for the sales and distribution of the drug. The Tysabri® royalty stream is expected to contribute significant revenues, operating income and cash flows to the Company’s results of operations.  Any negative developments relating to Tysabri®, such as safety, efficacy or reimbursement issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments may reduce the payments the Company receives and adversely affect the results of operations. New competing products for use in the treatment of Multiple Sclerosis are beginning to (or will soon) enter the market, including BG-12 for which Biogen Idec has filed for marketing approval in the United States and Europe. If any of these competing products have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of Tysabri® could be limited, which would reduce royalties received.

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

In addition to the $6.1 billion Tysabri® and Prialt distribution and license agreements recorded as intangible assets and described above, the Company also acquired investment securities and equity method investments, and recorded $2.1 billion of goodwill. All of these assets are subject to impairment, which would adversely impact the Company's results of operations.

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

If the Company determines that a loss in the value of its equity method investments is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded to (income) loss from equity method investments. Evaluations of recoverability under ASC 323 are primarily based on projected cash flows. Due to uncertainties in the estimation process, actual results could differ from such estimates. Additionally, the equity method of accounting requires the Company to record a proportionate share of the profits and losses of its equity method investments. Between December 18, 2013, the date the Company acquired Elan, and March 29, 2014, the Company recorded a total of $5.2 million of losses on all of its acquired equity method investments. If the entities accounted for as equity method investments experience significant losses, the Company will have to record a proportionate share of those losses, which could significantly impact the Company's results of operations.

The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

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
The table below lists the Company’s repurchases of ordinary shares during its most recently completed quarter:

Fiscal 2014	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase

December 29 to February 1	894	$155.49	—	$—
February 2 to March 1	137	$159.06	—	$—
March 2 to March 29	—	$—	—	$—
Total	1,031		—

(1)	Private party transactions accounted for all purchases from December 29 to March 29.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

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

4.1
Second Supplemental Indenture, dated February 14, 2014, to the Indenture dated as of November 8, 2013, among the issuer, the guarantors named therin and Wells Fargo Bank, National Association, as Trustee, incorporated by reference from Exhibit 4.1 to the Company's current report on Form 8-K filed on February 20, 2014.

10.1	Amendment No. 1 to the Perrigo Company 2013 Long-Term Incentive Plan, dated as of January 29, 2014 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed on February 6, 2014).

10.2
Amendment Four to Perrigo Company Nonqualified Deferred Compensation Plan, dated as of January 31, 2014 (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q filed on February 6, 2014).

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

PERRIGO COMPANY PLC
(Registrant)

Date:	May 7, 2014	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	May 7, 2014	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)