Form 10-K
period 2014-06-28
PERRIGO Co plc
filed 2014-08-14
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2014
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-36353
Perrigo Company plc
(Exact name of registrant as specified in its charter)

Ireland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Treasury Building, Lower Grand Canal Street, Dublin 2, Ireland	-
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +353 1 7094002
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, €0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X]  NO  [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. YES  [  ]  NO  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  [X]  NO  [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ]  YES  [X]  NO
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 27, 2013 as reported on the New York Stock Exchange, was $20,344,133,440. Shares of common stock held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 8, 2014, the registrant had 133,817,750 outstanding shares of common stock.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10–K
FISCAL YEAR ENDED JUNE 28, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about the Company’s expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in "Business," "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or the negative of those terms or other comparable terminology. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors, including those discussed under "Risk Factors," may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1.	Business.

GENERAL

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further below. From its beginnings as a packager of home remedies in 1887, Perrigo has grown to become a leading global healthcare supplier. Perrigo develops, manufactures and distributes over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, nutritional products and active pharmaceutical ingredients ("API"), and has a specialty sciences business comprised of assets focused predominantly on the treatment of Multiple Sclerosis (Tysabri®). The Company is the world's largest manufacturer of OTC healthcare products for the store brand market. Perrigo's mission is to offer uncompromised "Quality Affordable Healthcare Products®", and it does so across a wide variety of product categories primarily in the United States, United Kingdom, Mexico, Israel and Australia, as well as many other key markets worldwide, including Canada, China and Latin America.
The Company operates through several wholly owned subsidiaries. In the U.S., its operations are conducted primarily through L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., PBM Products, LLC, PBM Nutritionals, LLC, Paddock Laboratories, LLC, Perrigo Diabetes Care, LLC, Sergeant's Pet Care Products, Inc. and Fidopharm, Inc. Outside the U.S., its operations are conducted primarily through Elan Pharma International Limited, Perrigo Israel Pharmaceuticals Ltd., Perrigo API Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Galpharm Healthcare Ltd., Orion Laboratories Pty Ltd and Rosemont Pharmaceuticals Ltd. As used herein, references to the "Company" mean Perrigo Company plc, its subsidiaries and all predecessors of Perrigo Company plc and its subsidiaries.
The Company’s principal executive offices are located at the Treasury Building, Lower Grand Canal Street, Dublin 2, Ireland and the administrative offices are located at 515 Eastern Avenue, Allegan, MI. Its telephone number is +353 1 7094002. The Company’s website address is www.perrigo.com, where the Company makes available free of charge the Company’s reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov and www.isa.gov.il.
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
Information concerning sales and operating income attributable to each of the Company’s business segments and geographic areas for the last three fiscal years ended on or around June 30 is set forth in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 17 of the Notes to Consolidated Financial Statements. Information concerning identifiable assets of each of the Company’s reportable segments as of the last three fiscal years ended on or around June 30 is set forth in Note 17 of the Notes to Consolidated Financial Statements.

Elan Acquisition

On December 18, 2013, the Company acquired Elan for a purchase price totaling approximately $9.5 billion, which consisted of cash consideration totaling approximately $3.3 billion and Perrigo share consideration valued at approximately $6.1 billion.

The acquisition of Elan, headquartered in Dublin, Ireland, provided the Company with assets focused on the treatment of Multiple Sclerosis (Tysabri®). The Company's management believes the acquisition of Elan will provide recurring annual operational synergies, related cost reductions and tax savings. Certain of these synergies result from the elimination of redundant public company costs while optimizing back-office support. Additionally, due to changes to the jurisdictional mix of income and the new corporate structure following the acquisition of Elan, the Company was able to reduce its effective tax rate.

The operating results for Elan were included in a new "Specialty Sciences" segment of the Company's Consolidated Results of Operations beginning December 18, 2013. Additional information related to the acquisition of Elan and business segments is presented in Note 2 and Note 17, respectively, of the Notes to the Consolidated Financial Statements.

CONSUMER HEALTHCARE

The Consumer Healthcare ("CHC") segment is the world’s largest store brand manufacturer of OTC pharmaceutical products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal, smoking cessation and animal health; secondary product categories include feminine hygiene, diabetes care and dermatological care.

The CHC business markets products that are comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for store brand consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is continuing to develop a leadership position in Australia. The Company's market share of OTC store brand products has grown in recent years as new products, retailer efforts to increase consumer education and awareness, and economic conditions have directed consumers to the value of store brand product offerings.
Consumer Healthcare Business
The Company is dedicated to being the leader in developing and marketing new store brand products and has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. This team also responds to changes in existing national brand products by reformulating existing Company products. In the OTC pharmaceutical market, certain new products are the result of changes in product status from "prescription only" (Rx) to OTC (non-prescription). These “Rx-to-OTC switches” require approval by the Food and Drug Administration ("FDA"), a process initiated by the drug innovator, usually through the filing of a New Drug Application ("NDA") followed by generics filing an Abbreviated New Drug Application ("ANDA"). As part of its strategy, the Company relies on both internal development and strategic product development agreements with outside sources. In addition, the Company also engages in contract manufacturing, which focuses on partnerships with major pharmaceutical, multi-level marketing and direct-to-consumer companies by providing unique ANDA and monograph products to its contract customers to maximize sales of proprietary formulas and to utilize available capacity.
The Company is committed to consistently providing its customers with high quality products that adhere to "Current Good Manufacturing Practices" ("cGMP") regulations promulgated by the FDA and the health ministries of countries where the Company has commercial and operational presence. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.
The Company seeks to establish customer loyalty through superior customer service by providing a comprehensive assortment of high quality, value priced products; timely processing, shipment and delivery of orders; assistance in managing customer inventories and support in managing and building the customer’s store brand business. The Company also seeks to establish customer loyalty by providing marketing support that is directed at developing customized marketing programs for the customers’ store brand products. The primary objective of this store brand management approach is to enable customers to increase sales of their own store brand products by communicating store brand quality and value to the consumer. The Company’s sales and marketing personnel assist customers in the development and introduction of new store brand products and the promotion of customers’ existing store brand products by performing consumer research, providing market information and establishing individualized promotions and marketing programs.
The Consumer Healthcare segment currently markets over 2,800 store brand products, with over 11,000 stock-keeping units ("SKUs"), to over 1,100 customers. The Company considers every different combination of size, flavor, strength and dosage form (e.g., tablet, liquid, softgel, etc.) of a given item as a separate "product." The Company also currently manufactures and markets certain products under its Good Sense®, Sergeant's®, Sentry®, Herron®, and PetArmor® brands.

Listed below are major Consumer Healthcare product categories the Company markets products under store brand labels, the annual retail market size for retailers in the U.S. (according to SymphonyIRI Group), and the names of certain national brands against which the Company’s store brand products compete.

Product Categories	Retail Market Size (Billions)	Comparable National Brands
Cough/Cold/Allergy/Sinus	$7.2	Advil®, Afrin®, Alka Seltzer®, Allegra®, Benadryl®, Claritin®, DayQuil®, Delsym®, Dimetapp®, Mucinex®, NyQuil®, Robitussin®, Sudafed®, Theraflu®, Triaminic®, Tylenol®, Vicks®, Zyrtec®
Gastrointestinal	$3.9	Immodium A-D®, Maalox®, MiraLAX®, Mylanta®, Pepcid® AC, Pepto Bismol®, Phillips®, Prevacid®, Prilosec OTC®, Tagamet HB®, Tums®, Zantac®
Analgesics	$3.5	Advil®, Aleve®, Bayer®, Excedrin®, Motrin®, Tylenol®
Smoking Cessation	$0.9	Nicorette®
Animal Health	$0.5	Capstar®, Cosequin®, Frontline®, Heartgard®, Parastar®
Diabetes Care	$0.5	OneTouch Accu-check®
The Company’s U.S.-based customers are major national and regional retail drug, supermarket and mass merchandise chains, including Walmart, CVS, Walgreens, Kroger, Target, Dollar General, Rite Aid, Sam’s Club, Costco, Petco and Petsmart and major wholesalers, including McKesson, Cardinal Health and AmerisourceBergen.
The Consumer Healthcare segment employs its own sales force to service larger customers and uses industry brokers for some retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to understand and work most effectively with the customer. They assist customers in developing in-store marketing programs for consumers and optimize communication of customers’

needs to the rest of the Company. Industry brokers provide a distribution channel for some products, primarily those marketed under the Good Sense® label.

In contrast to national brand manufacturers, which incur considerable advertising and marketing expenditures targeted directly to the end consumer, the Consumer Healthcare segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs as well as the Company's own digital media programs. These programs are intended to communicate store brand value to the consumer by increasing visibility of store brand products and inviting comparison to national brand products. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. The Company’s marketing efforts are also directed at new product introductions and product conversions, as well as providing market data. Market analysis and research is used to monitor trends for individual products and product categories and develop category management recommendations. In addition, the Company's animal health business, which has a greater emphasis on branded products, utilizes direct to consumer advertising, including television commercials, on-line advertising, in-store display vehicles and social media, to promote product awareness.

Recent Developments

On February 28, 2014, the Company acquired a basket of value-brand OTC products sold in Australia and New Zealand from Aspen Global Inc. ("Aspen") for $53.7 million in cash. The acquisition of this product portfolio broadens the Company's product offering in Australia and New Zealand and furthers the Company's strategy to expand the Consumer Healthcare portfolio internationally.

New Product Introductions and Drug Application Approvals

The Company launched various new products in CHC in fiscal 2014, most notably nicotine mini lozenges. Net sales related to all new products in CHC were $60.9 million for fiscal 2014, $53.0 million for fiscal 2013 and $101.7 million for fiscal 2012. A Consumer Healthcare product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.

In fiscal 2014, the Company, on its own or in conjunction with partners, received final approval from the FDA for one OTC drug application. As of June 28, 2014, the Company, on its own or in conjunction with partners, had 17 OTC drug applications pending approval with the FDA.

Competition

The market for OTC pharmaceutical products is highly competitive. Competition is based on a variety of factors, including price, quality and assortment of products, customer service, marketing support and availability of and approvals for new products. The Company believes it competes favorably in these areas.

The Company’s competition in store brand products consists of several publicly traded and privately owned companies, including brand-name pharmaceutical companies. The competition is highly fragmented in terms of both geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. Some of the Company’s competitors in the U.S. Consumer Healthcare market are Dr. Reddy’s Laboratories, Ltd., Actavis Inc., Ranbaxy Inc., PL Developments, Nipro Corporation, and LNK International, Inc. The Company’s store brand products also compete with nationally advertised brand-name products. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture more store brand products or lower prices of their national brand products. Additionally, certain generic prescription drug manufacturers have elected to pursue OTC marketing status for products that have switched or are switching from Rx to OTC status.

NUTRITIONALS

The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, and vitamin, mineral and dietary supplement ("VMS") products to retailers, distributors and consumers primarily in the U.S., Canada, Mexico and China. Similar to the Consumer Healthcare segment, this business markets store brand products that are comparable in quality and formulation to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended ("Infant Formula Act"). Store brands, which offer substantial savings to consumers, must meet the same FDA requirements as the national brands. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.

Nutritionals Business

The Company is dedicated to being the leader in developing and marketing new store brand products and has a research and development staff that management believes is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. This staff also responds to changes in national brand products by reformulating existing Company products. As part of its strategy, the Company relies on both internal development and strategic product development agreements with outside sources.

The Company seeks to establish customer loyalty through superior customer service by providing a comprehensive assortment of high quality, value priced products; timely processing, shipment and delivery of orders; assistance in managing customer inventories and support in managing and building the customer’s store brand business. The Company also seeks to establish customer loyalty by providing marketing support that is directed at developing customized marketing programs for the customers’ store brand products. The primary objective of this store brand management approach is to enable customers to increase sales of their own store brand products by communicating store brand quality and value to the consumer. The Company’s sales and marketing personnel assist customers in the development and introduction of new store brand products, new packaging and the promotion of customers’ ongoing store brand products by performing consumer research, providing market information and establishing individualized promotions and marketing programs.

The Nutritionals segment currently markets over 900 store brand products, with nearly 3,400 SKUs, to nearly 150 customers. The Company considers every different combination of size, flavor, formulation (e.g., milk-based, soy-based, etc.), strength and form (e.g., tablet, liquid, softgel, powder, etc.) of a given item as a separate "product".

Listed below are major Nutritional product categories under which the Company markets products for store brand labels, the annual retail market size for retailers in the U.S. (according to SymphonyIRI Group) and the names of certain national brands against which the Company’s products compete.

Product Categories	Retail Market Size (Billions)		Comparable National Brands
Dietary Supplements	$6.3		Centrum®, Flintstones®, One-A-Day®, Caltrate®, Pedialyte®, Osteo Bi-Flex®
Infant Formulas	$4.0	(1)	Similac®, Enfamil®, Gerber Good Start®, Earth’s Best®
Baby & Toddler Foods	$1.5		Gerber®, Beechnut®, Earth’s Best®

(1) Includes Special Supplemental Nutrition Program for the Women, Infants and Children ("WIC") market.

The Company’s U.S.-based customers are major national and regional retail drug, supermarket and mass merchandise chains, including Walmart, CVS, Walgreens, Kroger, Target, Sam’s Club and Costco, as well as major wholesalers, including McKesson.

The Nutritionals segment employs its own sales force to service larger customers and uses industry brokers for some retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to understand and work most effectively with the customer. They assist customers in developing in-store marketing programs for consumers and optimize communication of customers’ needs to the rest of the Company.

The Nutritionals segment’s primary marketing efforts are channeled through its customers, the retailers and wholesalers, and reach the consumer through its customers’ in-store marketing programs and other customer- specific vehicles. These programs are intended to increase visibility of store brand products and to invite comparisons to national brand products in order to communicate store brand value to the consumer. Merchandising vehicles such as floor displays, bonus sizes, coupons, rebates, store signs and promotional packs are incorporated into customers’ programs. Other traditional consumer marketing vehicles such as print advertising, direct mail and on-line communications are also employed to a limited extent. Because the retailer profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions. In addition to in-store marketing programs, the Nutritionals segment markets directly to consumers and healthcare professionals by sponsoring www.healthychildren.org, a website administered by the American Academy of Pediatrics.

Recent Developments

During the third quarter of fiscal 2014, the Company entered the Adult Nutrition category by entering into an exclusive supply agreement with KanPak LLC, a division of Golden State Foods, to manufacture store brand adult nutritional drinks comparable to Ensure® products.

New Product Introductions

Net sales related to new products in Nutritionals were $22.5 million for fiscal 2014, $18.6 million for fiscal 2013 and $69.8 million for fiscal 2012. The largest new product offering during fiscal 2014 was Insync® probiotic, which is being marketed as a branded product. During fiscal 2013, the Company introduced new plastic containers for its infant formula products, which while not technically a new formulation, was treated by customers and consumers as a new product line. Fiscal 2012 new product sales related primarily to the transition to the next generation of infant formulas within the product portfolio. A Nutritionals product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.

Competition

The market for infant formula and nutritional products is highly competitive. Competition is based on a variety of factors, including price, quality and assortment of products, customer service, marketing support and availability of and approvals for new products. The Company believes it competes favorably in these areas.

The Company’s competition in store brand products consists of several publicly traded and privately owned companies, including brand-name pharmaceutical companies. Some of the Company’s competitors for infant formula are Abbott Laboratories, Mead Johnson Nutrition Co., Nestle S.A. (Gerber) and Danone Baby Nutrition. Most of the national brand companies have financial resources substantially greater than those of the Company. National brand companies could in the future manufacture more store brand products or lower prices of their national brand products. The Company competes in the VMS category with a number of publicly-traded and privately-owned companies, such as Bayer AG, Pfizer, Inc., NBTY and Rexall Sundown, Inc. and IVC, Inc., some of which have broader product lines and larger nutrition category sales volumes than those of the Company.

PRESCRIPTION PHARMACEUTICALS

The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription ("Rx") drugs primarily for the U.S. market. The Company defines this portfolio as predominantly "extended topical" and "specialty" as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones, oral solid dosage forms and oral liquid formulations.

Rx Business

The Company develops, manufactures and markets primarily generic "extended topical" and other specialty prescription pharmaceuticals. Topical and specialty products are manufactured at the Company’s New York, Minnesota, Israel and U.K. facilities and are also sourced from various FDA-approved third parties. The Company also manufactures certain other generic products, namely oral solids and oral liquids at its Michigan and Leeds, U.K. facilities. The Company’s current development areas include other delivery systems such as nasal sprays, oral liquids, metered dose inhalers, injectables and transdermal products, some of which are developed with third parties. Other areas of expertise include the production capabilities for controlled substance and hormonal products. Pharmaceuticals are manufactured, labeled and packaged in facilities that comply with strict regulatory standards and meet customers’ stringent requirements.

In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as "ORx®" that are marketed using the Perrigo name). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 100 ORx® products that are reimbursable through many health plans and U.S. Medicaid and Medicare programs.

The Rx Pharmaceuticals segment currently markets approximately 800 generic prescription and ORx® products, with almost 1,300 SKUs, to approximately 350 customers. A SKU for a generic prescription product is a unique combination of the product’s package size, ingredient strength and dosage form (e.g., tablet, syrup, cream, foam, ointment, gel, etc.). The Company generally holds the ANDA or product application for the drugs that it manufactures or enters into an arrangement with the application holder for the manufacture and/or marketing of certain products.

Listed below are some of the generic prescription products, including authorized generic and ORx® products, that the Company manufactures and/or distributes:

Generic Name	Competitive Brand-Name Drug
Adapalene cream	Differin®
Bacitracin ophthalmic ointment	N/A
Cetirizine tablets and syrup	Zyrtec®
Clindamycin phosphate and benzoyl peroxide gel	Duac®
Clobetasol foam, lotion and shampoo	Olux®, Olux-E®, Clobex®
Desonide cream, ointment	Desonate®, Tridesilon®
Halobetasol ointment and cream	Ultravate®
Loratadine tablets	Claritin®
Liothyronine sodium tablets	Cytomel®
Mupirocin ointment	Bactroban®
Nystatin topical powder	Mycostatin®
Permethrin cream	Elimite®
Polyethylene glycol 3350	MiraLAX®
Testosterone cypionate injection	Depo® - Testoterone
Triamcinolone acetonide nasal spray	Nasacort® AQ

The Company’s U.S.-based customers are major wholesalers, including Cardinal Health, McKesson and AmerisourceBergen, as well as national and regional retail drug, supermarket and mass merchandise chains, including Walgreens, Walmart, CVS, Rite Aid, Kroger and Safeway. Generic prescription drugs are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as OTC pharmaceuticals and nutritional products.

Recent Developments

On February 18, 2014, the Company acquired a distribution and license agreement for the marketing and sale of methazolomide from Fera Pharmaceuticals, LLC ("Fera"), a privately-held specialty pharmaceutical company, for a cash payment of $17.3 million. The acquisition of this agreement further expanded the Company's ophthalmic offerings.

New Product Introductions and Drug Application Approvals

During fiscal 2014, the Company launched several new generic or authorized generic prescription products including Fluticasone propionate lotion, Nitroglycerine spray, Repaglinide, Fenofibrate, Fluocinonide cream, Calcipotreine betamethasone dipropionate, and Desloratadine, which contain the same active ingredients present in the same dosage forms as Cutivate®, Nitrolingual®, Prandin®, Tricor®, Vanos®, Taclonex®, and Clarinex®, respectively. Net sales related to new products were approximately $106.4 million for fiscal 2014, $48.6 million for fiscal 2013 and $35.1 million for fiscal 2012. An Rx Pharmaceuticals product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.

In fiscal 2014, the Company, on its own or in collaboration with partners, received final approval from the FDA for 10 prescription drug applications. As of June 28, 2014, the Company, on its own or in collaboration with partners, had 33 generic Rx drug applications pending approval with the FDA.

Collaboration Agreements

The Company actively collaborates with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. See Note 1 of the Notes to Consolidated Financial Statements for more information regarding the Company’s method for recognizing revenue and expenses related to collaboration agreements, as well as Note 15 of the Notes to Consolidated Financial Statements for more information regarding the Company’s current collaboration agreements.

Competition

The market for generic prescription drugs is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of a branded product (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations and manufacturers of therapeutically similar drugs. Among the Company’s competitors are Actavis, Apotex, Glenmark Generics Inc., Impax, Mylan, Prasco, Sandoz, Taro Pharmaceuticals, Teva Pharmaceutical Industries Ltd., Triax Pharmaceuticals, and Zydus Pharmaceuticals, as well as brand-name pharmaceutical companies where the Company offers a generic equivalent.

The Company believes that one of its primary competitive advantages is its ability to introduce difficult to develop and/or manufacture topical and other specialty generic equivalents to brand-name drug products. Generally, these products are exposed to less competition due to the relatively longer and more expensive development, clinical trial and approval processes. In addition, the Company believes it has a favorable competitive position due primarily to its efficient distribution systems, topical production economies of scale, customer service and overall reputation.

Price competition from additional generic versions of the same product, as well as potential price competition from the original branded or authorized generic products, may result in a significant and/or rapid decline in sales and profit margins. In addition, competitors may develop their products more rapidly or complete the regulatory approval process sooner and market their products earlier than the Company. New drugs and future developments in improved and/or advanced drug delivery technologies or other therapeutic techniques may provide therapeutic or cost advantages to competing products.

Many brand-name competitors try to prevent, discourage or delay the use of generic equivalents through various measures, including introduction of new branded products, legislative initiatives, changing dosage forms or dosing regimens just prior to introduction of a generic equivalent, regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions and negative publicity. In addition, brand-name companies sometimes launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time the first generic product is launched, depriving the generic product market exclusivity intended by the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act ("Hatch-Waxman"). For more information see Information Applicable to All Reported Segments – Government Regulation – U.S. Food and Drug Administration.

Many of the Company’s customers, which include chain drug stores, wholesalers, distributors, hospital systems and group purchasing organizations, continue to merge or consolidate. In addition, a number of its customers have instituted sourcing programs limiting the number of suppliers of generic pharmaceutical products carried by that customer. As a result of these developments, heightened competition exists among generic drug producers for business from this smaller and more selective customer base.

ACTIVE PHARMACEUTICAL INGREDIENTS

The Company develops, manufactures and markets API used worldwide by the generic drug industry and branded pharmaceutical companies. Certain of these ingredients are used in its own pharmaceutical products. The manufacturing of these API occurs primarily in Israel. This segment is undergoing a strategic platform transformation, moving certain production from Israel to the acquired API manufacturing facility in India to allow for lower cost production and to create space for other, more complex production in Israel.

API Business

The API business is based on the manufacture and supply of API to pharmaceutical companies for use in their production of pharmaceutical products. Moreover, it identifies API that will be critical to its pharmaceutical customers’ future product launches and then works closely with these customers on the development processes.

API development is focused on the synthesis of less common molecules for the U.S., European and other international markets. The Company is also focusing development activities on the synthesis of molecules for use in its own OTC and Rx pipeline products. This vertical integration may enable the Company to be more competitive on pricing of its other product lines. The Company believes it has a competitive advantage in its ability to produce difficult-to-develop or difficult-to-manufacture products through its understanding of regulatory issues, patents, and chemistry. Because of the complexity involved with these products and the inherently long development and regulatory timelines, the lead time to market a product can be long. The Company’s ability to continue to develop and market new products that have commercial potential is key to driving profitability in the API business.

The API business sells to customers who face similar regulatory oversight as the Company’s Rx Pharmaceuticals business in the U.S. and other regulated markets. As a result, the API business is dependent on these customers’ ability to obtain proper product approvals and maintain regulatory compliance with the FDA, the U.S. Federal Trade Commission ("FTC"), and the U.S. Drug Enforcement Administration ("DEA"), as well as several U.S. state and local agencies and non-U.S. agencies in localities in which the Company’s products are sold.

Because the Company’s API customers depend on high quality supply and regulatory support, the Company focuses on rigorous quality assurance, quality control and regulatory compliance as part of its strategic positioning. The Company’s quality system is designed to comply with the regulatory requirements of the FDA, the European Medicines Agency and other regulatory agencies such as the Australian Therapeutic Goods Administration. The Company is regularly inspected by various regulatory authorities and customers.

The Company places a high priority on responding to client needs and requirements from project initiation through final production. It offers support throughout the development stage, preparation of Drug Master Files ("DMF") and assistance throughout the approval process. The API segment is supported by sales offices in the U.S. and Israel and sales agents in various other countries.

The Company currently manufactures and markets to generic and branded pharmaceutical companies worldwide the following API products:

Ammonium lactate	Midazolam maleate
Anastrozole	Modafinil
Cetirizine dihydrochloride	Mometasone furoate anhydrous
Cilostazol	Mometasone furoate monohydrate
Cisatracurium besylate	Montelukast sodium
Donepezil hydrochloride	Moxonidine
Esomeprazole mg dihydrate	Omeprazole magnesium
Fenofibrate	Palonosetron hydrochloride
Flumazenil	Pentoxifylline
Fluticasone propionate	Pramipexole base
Granisetron base	Pramipexole dihydrochloride monohydrate
Granisetron hydrochloride	Rocuronium bromide
Halobetasol propionate	Rotigotine
Ibuprofen	Temozolomide
Imatinib mesylate	Terbinafine hydrochloride
Imiquimod	Ticonazole
Letrozole	Tiotropium bromide
Levocetirizine dihydrochloride	Tramadol hydrochloride

Recent Developments

To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited ("Vedants"), an API manufacturing facility in India, for $11.5 million in cash. The Company purchased the remaining 15% stake in Vedants during the second quarter of fiscal 2014 for $7.2 million in cash. The facility is located approximately 30 miles outside of Mumbai and is designated to manufacture various current and future mid- to high-volume API products, as well as expand the Company’s vertical integration of OTC, Rx, and future candidate Rx-to-OTC switch products. Manufacturing of API at the facility commenced during fiscal 2014 and commercial shipments are expected to begin in fiscal 2015. In addition, during the fourth quarter of fiscal 2014, the Company consolidated its research center in Tel-Aviv into the Neot Hovav production site and the site in India to reduce its future operating costs.

The Company is in the process of transitioning its long-term strategy for its API business from primarily third-party to a dual focus on third-party business, including products to be manufactured in India, and vertical integration of high value and more difficult-to-manufacture inputs to the Consumer Healthcare and Rx businesses in an effort to gain efficiencies and lower costs, thus increasing margins. With a limited pipeline of products in development for future third-party new product introductions, the API segment revenues will likely decrease in the future, while intercompany vertical integration revenues (which will be eliminated in consolidation) will increase. The Company plans to continue to opportunistically seek and execute upon niche, complex, and differentiated new product APIs for its overall portfolio, continue commercial production in the Company's new API site in India, and strive to develop unique collaborations and profit sharing agreements between the Company's API business and pharmaceutical companies globally.

New Product Introductions

Net sales related to new products were $39.6 million for fiscal 2014 and $7.1 million for fiscal 2012. There were no new API product launches during fiscal 2013. Fiscal 2014 new product sales related primarily to sales to the U.S. market of temozolomide, the generic equivalent of Temodar®. An API product is considered new if it was added to the Company’s product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.

Competition

The API segment operates in a highly competitive, price sensitive market in which the Company’s customers continue to consolidate and/or vertically integrate, thereby creating a smaller customer base. Since other manufacturers of API typically do not offer all of the same product lines or serve all of the same markets as the Company’s API segment, the segment competes on a product-by-product basis with a number of different competitors. The Company’s API business is subject to increased price competition from other manufacturers of API located mostly in India, China and Europe. This competition may result in the loss of API clients and/or decreased profitability in this business segment. However, the Company believes that its regulatory position, market reputation, client relationships and ability to manufacture difficult-to-develop API provide it with a competitive position.

SPECIALTY SCIENCES

As discussed above, as a result of the Elan acquisition on December 18, 2013, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised primarily of assets focused on the treatment of Multiple Sclerosis (Tysabri®).

The Company is entitled to royalty payments from Biogen Idec Inc. ("Biogen") based on its Tysabri® revenues in all indications and geographies. The royalty was 12% for the 12 month period ended May 1, 2014. Subsequent to May 1, 2014, the Company is entitled to 18% royalty payments on annual sales up to $2.0 billion and 25% royalty payments on annual sales above $2.0 billion. The asset's value is $5.8 billion, which is being amortized over its useful life of 20 years.

The Company is also entitled to royalty payments based on Prialt revenues. Prialt (ziconotide) is a non-narcotic intrathecal analgesic. The royalty rates range from 7% to 17.5% based on specific levels of annual U.S. sales. The preliminary value of the intangible asset is $11.0 million, which is being amortized over its useful life of 10 years. A variety of other marketable equity securities and equity method investments were included in the acquisition.

Recent Developments

During the third quarter of fiscal 2014, the Company entered into a series of agreements with former collaboration partner Transition Therapeutics Inc. ("Transition") to progress the clinical development of ELND005 (Scyllo-inositol) in a number of important indications, including Alzheimer's disease, Bipolar Disorder and Down Syndrome. As part of the agreement, Transition acquired all of the shares of a wholly owned, indirect Irish subsidiary of the Company, and is now solely responsible for all ongoing development activities and costs associated with ELND005. The Company made a $15.0 million investment in return for 2,255,640 common shares of Transition and will be eligible to receive royalties and milestone payments should ELND005 be commercialized. The milestone payments range from $10.0 million to $15.0 million based on ELND005 approval as well as specific worldwide net sales hurdles. If commercialization were to occur, the Company would be entitled to receive a royalty of 6.5% of net sales for the life of the product.

Competition

Tysabri® competes primarily with Avonex, marketed by Biogen Idec; Betaseron®, marketed by Berlex (an affiliate of Bayer Schering Pharma AG) in the U.S. and sold under the name Betaferon® by Bayer Schering Pharma in Europe; Rebif®, marketed by Merck Serono and Pfizer in the U.S. and by Merck Serono in Europe; Copaxone® marketed by Teva Neurosciences, Inc. in the U.S. and Europe; Novartis AG’s Gilenya™, an oral treatment for relapsing MS; and Tecfidera®, an oral agent marketed by Biogen Idec globally. Many companies are working to develop new therapies or alternative formulations of products for MS that, if successfully developed, would compete with Tysabri®.

A drug may be subject to competition from alternative therapies during the period of patent protection or regulatory exclusivity and, thereafter, it may be subject to further competition from generic products or biosimilars. Governmental and other pressures toward the dispensing of generic products or biosimilars may rapidly and significantly reduce, slow or reverse the growth in sales and profitability of any product not protected by patents or regulatory exclusivity, and may adversely affect our future results and financial condition. However, the competition may be limited in its product development as Tysabri® is administered under a FDA approved Risk and Evaluation Mitigation Strategy (REMS).

OTHER

The Company has an Other category comprised of Israel Pharmaceutical and Diagnostic Products, which does not meet the quantitative threshold required to be a separately reportable segment. The Israel Pharmaceutical business includes the marketing and manufacturing of branded and generic prescription drugs under long-term exclusive licenses and the importation and distribution of pharmaceutical and other medical products into Israel based on exclusive agreements with the manufacturers. The Israel Diagnostics business is a leading player in the medical and clinical laboratory market in Israel, supplying instrumentation, reagents and consumables to customers under multi-year agreements.

Competition

The Company’s Other category operates in competitive markets. These markets are based primarily in Israel, but the Company is also subject to competition in those markets from large multi-national companies looking to expand their position in the local Israeli market. In most instances, these companies are significantly larger than the Company on a global basis with greater financial resources and product lines. The Company also has several significant product supply agreements with outside vendors. As a result, the Company’s competitive position is largely dependent on its ability to maintain these agreements. The Company believes that its competitive advantages consist of its deep knowledge of the local markets, relevant infrastructure, customer relationships and strong local brand recognition.

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

Research and Development

Research and development are key components of the Company’s business strategy and, while managed centrally on a global basis, are performed in various locations in the U.S. and abroad. Development for both the Consumer Healthcare and Nutritionals markets focuses on products comparable or better in formulation, quality and effectiveness to existing national brand OTC products, nutritional supplement products, infant formulas and Rx-to-OTC switch products. The Company's animal health products focus on both generic and branded product development. Development of generic prescription drugs, primarily for the U.S. market, focuses on complex formulations, many of which require costly clinical endpoint trials. Development of generic products for the U.K. market focuses on oral liquid formulations for the branded Rx products for which liquid formulations are not available. Development of API for the global market also focuses on complex products with high barriers to entry. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

Research and development spending was $152.5 million for fiscal 2014, $115.2 million for fiscal 2013 and $105.8 million for fiscal 2012. In addition, due to changes in the projected development and regulatory timelines for various projects, the Company wrote off $6.0 million of IPR&D acquired as part of the Paddock and Rosemont acquisitions and $9.0 million acquired with the Paddock acquisition during fiscal 2014 and 2013, respectively.

Fiscal 2014 included incremental research and development expenses due to the Sergeant's, Velcera, and Aspen acquisitions, as well as research and development expenses related to the ELND005 Phase 2 clinical program in collaboration with Transition. The Company ended its collaboration with Transition during the third quarter of fiscal 2014 and is no longer responsible for ongoing development activities and costs associated with ELND005. See Note 5 of the Notes to the Consolidated Financial Statements for further information. Fiscal 2013 included incremental research and development expenses attributable to the acquisitions of Sergeant's, Rosemont, and Velcera. Fiscal 2012 included incremental research and development expenses attributable to the Paddock acquisition. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

The Company anticipates that research and development expenditures will increase above fiscal 2014 levels in dollar terms but remain relatively flat as a percentage of net sales in the foreseeable future as the Company continues to cultivate its presence in the RX/OTC switch and generic pharmaceutical markets and to develop its internal research and development capabilities.

Trademarks and Patents

The Company owns certain trademarks and patents; however, its business as a whole is not materially dependent upon its ownership of any one trademark or patent or group of trademarks or patents.

Significant Customers

The Company believes its primary customer base aligns with the concentration of large drug retailers in the current marketplace of the retail drug industry. Walmart accounted for 19% of consolidated net sales for fiscal 2014, 19% for fiscal 2013, and 20% for fiscal 2012. Should Walmart’s current relationship with the Company change adversely, the resulting loss of business would have a material adverse impact on the Company’s consolidated operating results and financial position. The Company does not anticipate such a change in the foreseeable future. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. Currently the Company generally has good relationships with all of its customers.

Manufacturing and Distribution

The Company’s primary manufacturing facilities are located in the U.S. and Israel (see Item 1A. Risk Factors – Conditions in Israel for further information). The Company also has secondary manufacturing facilities located in the U.K., Mexico, Australia and India, along with a joint venture located in China. The Company supplements its production capabilities with the purchase of some product from outside sources. During fiscal 2014, the approximate average capacity utilization was 60 - 65% for the Company's worldwide facilities. The capacity of some facilities may be fully utilized at certain times due to various reasons, such as customer demand, the seasonality of the cough/cold/flu, allergy or flea and tick seasons and new product launches. The Company may utilize available capacity by contract manufacturing for other companies.

The Company has logistics facilities located in the U.S., Israel, the U.K., Mexico and Australia. Both contract freight and common carriers are used to deliver products.

Seasonality

Revenues in the Company’s Consumer Healthcare segment are generally subject to the seasonal demands for cough/cold/flu products in its second and third fiscal quarters and allergy products in its first and fourth fiscal quarters. Historically, the Company’s sales of these products have varied from year to year based in large part on the severity and length of the cough/cold/flu season. While the Company believes that the severity and length of these seasons will continue to impact its sales of cough/cold/flu/oral electrolytes and allergy products, there can be no assurance that the Company’s future sales of these products will necessarily follow historical patterns. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Revenues for the Nutritionals, Rx Pharmaceuticals and API segments, as well as the Other category, are generally not impacted significantly by seasonal conditions.

Materials Sourcing

Affordable high quality raw materials and packaging components are essential to all of the Company’s business units due to the nature of the products it manufactures. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets and components are limited, or are available from one or only a few suppliers. While the Company has the ability to manufacture and supply certain API materials for the Consumer Healthcare segment, certain components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions or economic and other factors. Historically, the Company has been able to react to situations that require alternate sourcing. Should alternate sourcing be required, FDA requirements placed on products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate source and adversely affect financial results. The Company has good, cooperative working relationships with substantially all of its suppliers and has historically been able to capitalize on economies of scale in the purchase of materials and supplies due to its volume of purchases.

Environmental

The Company is subject to various environmental laws and regulations. The Company believes that the costs for complying with such laws and regulations will not be material to the business of the Company. The Company does not have any material remediation liabilities outstanding.

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Neot Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Neot Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva.  The Council of Neot Hovav, in June 2008, and the State of Israel, in November 2008, asserted third-party claims against several companies, including the Company.  The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution.  Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72.5 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar.  On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company. On February 20, 2013, the plaintiffs filed an appeal to the Supreme Court, which has scheduled a hearing on this matter on September 29, 2014. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

Corporate Social Responsibility

The Company is committed to doing business in an ethical manner. The Company has a long history of environmentally sound and efficient operations, safe and healthy working conditions, and active participation in the communities where the Company is located.

The Company's Corporate Social Responsibility Commitment Statement highlights seven areas at the heart of its efforts:

•	Helping consumers access safe, effective and affordable healthcare products;

•	Complying with regulatory and legal requirements;

•	Demonstrating environmental stewardship;

•	Continuously improving packaging sustainability;

•	Protecting human rights of its global employees and challenging its partners to do the same;

•	Providing a safe and healthy work environment for its employees; and

•	Establishing effective community partnerships.

Through these efforts, the Company strives to minimize its impact on the environment, drive responsible business practices and ensure the welfare of its employees now and into the future.

Government Regulation

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company’s products are subject to regulation by one or more U.S. agencies, including the FDA, the FTC, the DEA, the USDA, the U.S. Environmental Protection Agency (EPA) and the Consumer Product Safety Commission ("CPSC"), as well as several foreign, state and local regulatory agencies in localities in which the Company’s products are sold. In addition, the Company manufactures and markets certain of its products in accordance with standards set by organizations, such as the United States Pharmacopeial Convention, Inc. ("USP"), NSF International ("NSF"), and the International Organization for Standardization ("ISO"). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

U.S. Food and Drug Administration

The FDA has jurisdiction over the Company’s ANDA, NDA and OTC monograph drug products, infant formulas, dietary supplements, food products and medical devices. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage and distribution of these products.

OTC and U.S. Generic Prescription Pharmaceuticals - Many of the Company’s OTC pharmaceutical products are regulated under the OTC monograph system and subject to certain FDA regulations. OTC monographs have been established through the FDA’s OTC Review utilizing the notice-and-comment rulemaking procedures. Under the OTC monograph system, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements; however, these products can be developed and marketed without prior FDA approval unlike products requiring a submission and approval of an ANDA or NDA. In general, it is less costly to develop and bring to market a product regulated under the OTC monograph system. From time to time, adequate information may become available to the FDA regarding certain ANDA or NDA drug products that will allow the reclassification of those products as no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC monograph system. The FDA and USP have embarked on an initiative to modernize the monograph requirements of OTC drugs. The Company is monitoring the situation and will make appropriate adjustments to remain in compliance. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted, what effect any legislation would have on the Company’s business or how this may impact the competitive landscape.

The Company also markets generic prescription drugs and other products that have switched from prescription to OTC status through an application process initiated by the innovator company that holds the original clinical trial data. These products require approval by the FDA of an ANDA or NDA prior to commercial marketing. Based on current FDA regulations, ANDAs and NDAs provide information on chemistry, manufacturing controls, clinical safety, efficacy and/or bioequivalence, packaging and labeling. The development process for a generic drug generally requires less time and expense than the development process for a new drug. The FDA requires the ANDA or NDA sponsor to submit data demonstrating the product is bioequivalent to the reference listed drug. Bioequivalence studies for systematically absorbed products are typically performed using a small number of subjects in a controlled clinical environment. Products that are locally acting require end-point clinical studies, with a significant number of subjects, performed in patient populations, and are generally larger in study size and longer in duration. The current ANDA median approval time is approximately 34 months from the date an ANDA is submitted. NDA approval times are significantly shorter and typically are achieved in 16 months or less. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes can be implemented and whether prior FDA notice and/or approval is required.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act), a company submitting an NDA can obtain a three-year period of marketing exclusivity for an Rx product or an Rx to OTC switch product if the company performs a clinical study that is essential to FDA approval. Longer periods of exclusivity are possible for new chemical entities, orphan drugs, and drugs under the Generating Antibiotic Incentives Now Act. While the exclusivity period is in force, the FDA cannot approve any ANDAs for a similar or equivalent generic product. Where three years of exclusivity is granted to the innovator company, the Company will be unable to market the product during this period unless the Company establishes a relationship with the company having exclusive marketing rights. There can be no assurance that, in the event the Company applies for FDA approvals, the Company will obtain the approvals to market Rx, Rx to OTC switch products or OTC ANDA products or, alternatively, that the Company will be able to obtain these products from other manufacturers.

Under the Federal Food, Drug and Cosmetic Act ("FFDCA"), a manufacturer may obtain an additional six months (which, under certain circumstances, may be extended to one year) of exclusivity if the innovator conducts pediatric studies requested by the FDA on the product. This exclusivity will, in certain instances, delay FDA approval and the sales by the Company of certain ANDA and other products.

If the Company is first to file its ANDA and meets certain requirements relating to the patents owned or licensed by the brand company, the Company may be entitled to a 180-day generic exclusivity period for that product. When a company submits an ANDA, the company is required to include a patent certification to certain patents that are identified with the innovator product. If the ANDA applicant challenges the validity of the innovator’s patent or certifies that its product does not infringe the patent, thereby seeking to market its product prior to the patent expiry, the product innovator may sue for infringement. The legal action would not ordinarily result in material damages but could prevent the Company from introducing the product if it is not successful in the legal action. The Company would, however, incur the cost of defending the legal action and that action could have the effect of triggering a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months from when the innovator was notified of the patent challenge. In addition, if generic exclusivity is granted to the Company, there can be no assurance that the Company will be able to market the product at the beginning of the exclusivity period or that the exclusivity will not be shared with other generic companies, including authorized generics. It is possible that more than one applicant files the first ANDA on the same day and exclusivity is shared. This may happen by chance, but more likely when there is a certain type of innovator exclusivity that prevents the filing of all ANDAs until a specific date. As a result of events that are outside of the Company’s control, the Company may forfeit its exclusivity. Finally, if the Company is not first to file its ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of the Company’s product.

The Company’s prescription drug products that are marketed without approved applications must meet certain manufacturing and labeling standards established by the FDA. The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s September 2011 compliance policy guide, titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those marketed as unapproved drugs with potential safety risks and that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. See further information related to regulation by the FDA in Item 1A. Risk Factors.

All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs and regulations promulgated by competent authorities in the countries where the facilities are located. All of the Company’s drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company’s facilities remain in compliance with all appropriate regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the Company related to the products made in that facility, including suspension of or delay in ANDA approvals, seizure, injunction or recall. Serious product quality concerns could also result in governmental actions against the Company that, among other things, could result in the suspension of production or distribution of the Company’s products, product seizures, loss of certain licenses or other governmental penalties, and could have a material adverse effect on the Company’s financial condition or operating results. In addition, several bills have been introduced in Congress that could, if enacted, affect the manufacture and marketing of Rx and OTC drugs. The Company cannot predict whether new legislation regulating the Company’s activities will be enacted or what effect any legislation would have on the Company’s business.

The Company submits a Drug Master File ("DMF") for active pharmaceutical ingredients to be commercialized in the U.S. The DMF filings provide an efficient mechanism for FDA review while protecting the Company’s proprietary information related to the manufacturing process. The manufacturing facilities are inspected by the FDA to assess cGMP compliance. The manufacturing facilities and production procedures utilized must be cGMP compliant before API may be exported to the U.S. For European markets, the Company submits a European DMF and, where applicable, obtains a certificate of suitability from the European Directorate for the Quality of Medicines. The manufacturing facilities and production procedures for API marketed in Europe must meet EU-GMP and European Pharmacopeia standards.

Infant Formula - The FDA’s Center for Food Safety and Applied Nutrition is responsible for the regulation of infant formula. The Office of Nutrition, Labeling and Dietary Supplements ("ONLDS") has program responsibility for infant formula, while the Office of Food Additive Safety ("OFAS") has program responsibility for food ingredients and packaging. The ONLDS evaluates whether the infant formula manufacturer has met the requirements under the FFDCA and consults with the OFAS regarding the safety of ingredients in infant formula and of packaging materials for infant formula.

All manufacturers of pediatric nutrition products must begin with safe food ingredients, which are either generally recognized as safe or approved as food additives. The specific requirements for infant formula are governed by the Infant Formula Act. The purpose of the Infant Formula Act is to ensure the safety and nutrition of infant formulas, including minimum, and in some cases, maximum levels of specified nutrients.

Once an infant formula product is formulated, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation before marketing the infant formula. The FDA has established requirements for certain labeling, nutrient content, and manufacturer quality control procedures (to assure the nutrient content of infant formulas), as well as for company records and reports. A manufacturer must notify the FDA 90 days before the marketing of any infant formula that differs fundamentally in processing or in composition from any previous formulation produced by the manufacturer. The FDA recently issued a final rule regarding good manufacturing practices, quality control procedures, quality factors, notification requirements, and reports and records, for the production of infant formulas. The Company actively monitored this process and is making appropriate adjustments to remain in compliance.

In addition, as part of its responsibility to implement the provisions of the FFDCA, the FDA continuously monitors infant formula products. The FFDCA requires infant formula manufacturers to test product composition during production and shelf-life, to keep records on production, testing and distribution of each batch of infant formula and to use current good manufacturing practices and quality control procedures. In addition, the FFDCA requires infant formula manufacturers to maintain records of all complaints and adverse events, some of which are reviewed to reveal the possible existence of a health hazard. The FDA conducts yearly inspections of all facilities that manufacture infant formula. The FDA also inspects new facilities during early production runs. As part of the inspection, the FDA collects and analyzes samples of infant formula.

Dietary Supplements - The Dietary Supplement Health and Education Act of 1994 ("DSHEA") amended the FFDCA to, among other things: (1) define dietary supplements and dietary ingredients, (2) require ingredient and nutrition labeling for dietary supplements, (3) permit "structure/function" statements for dietary supplements, (4) permit the display of certain published literature where supplements are sold, (5) authorize the FDA to establish GMPs specifically for dietary supplements, and (6) require the submission of New Dietary Ingredient notification to the FDA.

The DSHEA provides specific nutrition labeling requirements for dietary supplements that are slightly different than those for conventional foods. All supplements must bear a "Supplement Facts" box, which lists all of the supplement’s dietary ingredients using nomenclature as specified by FDA regulation. DSHEA also permits dietary supplements to bear statements (1) claiming a benefit related to a classical nutrient deficiency disease, provided the prevalence of the disease in the U.S. is disclosed, (2) describing the role of a nutrient or dietary ingredient intended to affect the structure or function in humans, (3) characterizing the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, and (4) describing general well-being from consumption of a nutrient or dietary ingredient. The Company is subject to regulations published by the FDA clarifying the types of "structure function" statements permissible in dietary supplement labeling. Such statements cannot expressly or implicitly state that a dietary supplement has any effect on a "disease." As with foods in general, dietary supplement labeling may include a "health claim," which characterizes the role of a nutrient to a disease or health-related condition.

On June 25, 2007, the FDA issued Final GMP Regulations specific to Dietary Supplements, which became effective as they relate to the Company on June 25, 2008. The Company continues to invest in its Dietary Supplement operations to ensure compliance with the regulations. The Company continuously monitors FDA activities, including publicly available inspection reports of other companies' inspections, to ensure that its operations and quality systems are maintained in a state of compliance based on the current interpretation of the regulations. The Company has not yet been inspected and cannot determine with certainty what effects the FDA's future interpretations of the regulations will have on its business. The GMP regulations and FDA's future interpretations of these regulations could, among other things, require expanded documentation of the manufacturing processes for certain products or additional analytical testing for certain ingredients. In addition, several bills have been introduced in Congress that could, if enacted, affect the manufacture and marketing of dietary supplements. The Company cannot predict whether new legislation regulating the Company's activities will be enacted or what effect any legislation would have on the Company's business.

The DSHEA requires that the FDA be notified at least 75 days in advance of the introduction of a dietary supplement that contains a dietary ingredient that was introduced to market after October 15, 1994 or was present in the food supply in a form where the food had not been chemically altered. The notification must provide information establishing that the dietary supplement containing the dietary ingredient will reasonably be expected to be safe.

Food Safety Modernization Act - Portions of the Nutritionals segment's business are subject to the Food Safety Modernization Act ("FSMA"), which became law in 2011. The stated purpose of the FSMA is to ensure U.S. foods are safe by shifting the focus from containment of contamination to prevention. The law mandates comprehensive, prevention-based controls within the food industry. It also gives the FDA mandatory recall authority for all food products and greater authority to inspect food producers. The FSMA impacts food and food ingredient imports through a supplier verification program. Under the FSMA, the FDA is also taking steps toward product tracing to enable more efficient product source identification in the event of an outbreak. The FDA has yet to issue a complete set of regulations under the FSMA. Additional clarity is expected once the regulations are finalized.

U.S. Department of Agriculture

The Organic Foods Production Act enacted under Title 21 of the 1990 Farm Bill established uniform national standards for the production and handling of foods labeled as "organic". The Company's infant formula manufacturing sites in Vermont and Ohio adhere to the standards of the USDA National Organic Program for the production, handling, and processing to maintain the integrity of organic products. The Company's infant formula manufacturing sites in Vermont and Ohio are USDA-certified, enabling them to produce and label organic products for U.S. and Canadian markets.

U.S. Environmental Protection Agency

Pet Care Products - The EPA is responsible for the regulation of companion animal flea and tick products that are applied and act topically. The active ingredients in flea and tick products are pesticides that are regulated under the Federal Insecticide, Fungicide, and Rodenticide Act. Pesticides cannot be distributed or sold in the U.S. unless they are registered with the EPA.

The EPA may grant a pesticide registration to an applicant after making a determination that the use of the pesticide product will meet the statutory requirement that it will not cause "unreasonable adverse effects on the environment", i.e., the product will not present an unreasonable risk. An applicant must demonstrate that a pesticide product meets the safety and efficacy standards required by EPA by submitting an extensive battery of toxicology and efficacy studies, or by providing reference to pre-existing data for the evaluation of possible risks to both humans and the animals that may be exposed to the pesticide product. The EPA will not approve a product if there is any reason to doubt that the product can be used safely and efficaciously.

When the EPA issues a registration for a pesticide product, the EPA approves the precise formula for the product and the language in the product labeling. It is a violation of U.S. law for a company to distribute or sell a pesticide product that deviates from the formulation composition and label language approved by the EPA. The EPA and state regulators conduct cooperative compliance programs to monitor pesticide products and if necessary, take appropriate enforcement actions.

In addition to the registration process, the EPA conducts a registration review program that periodically re-evaluates pesticides that the EPA has approved. New studies may be required, additional safety and use restrictions may be mandated, and, if the EPA decides that a product no longer meets the required safety and efficacy standards, the EPA can cancel the product registration.

Companies that hold pesticide product registrations must report any adverse events that may result from the use of the products. The EPA reviews these reports and may take action to modify or withdraw a registration if the EPA decides that such action is necessary to ensure that the pesticide products meet the stringent safety and efficacy standards mandated by law.

U.S. Drug Enforcement Administration

The DEA regulates certain drug products containing controlled substances, such as morphine, hydromorphone, opium, and List I chemicals, such as pseudoephedrine, pursuant to the federal Controlled Substances Act ("CSA"). The CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including registration, recordkeeping, reporting, storage, security and distribution. Recordkeeping requirements include accounting for the amount of product received, manufactured, stored and distributed, as well as yield losses. Companies handling either controlled substances or List I chemicals are also required to maintain adequate security and to report suspicious orders, thefts and significant losses. The DEA periodically inspects facilities for compliance with the CSA and its regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties.

The Company is subject to the requirements of the CSA and DEA regulations in the handling of any controlled substances in schedules II – V or any of the List I chemicals. Specifically, the Company is subject to regulation in the commercial manufacture and distribution of products containing the List I drug pseudoephedrine and products containing the schedule II drugs morphine, hydromorphone and opium. As a result of a series of amendments to the CSA, the DEA has imposed increased restrictions on the manufacture and distribution of pseudoephedrine products. For example, the Comprehensive Methamphetamine Control Act of 1996 was enacted to authorize the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine ("PPA"). While certain of the Company’s OTC drug products contain pseudoephedrine, which is a common ingredient in nasal decongestant products, the Company’s U.S. products contain neither ephedrine nor PPA.

In addition, the Reauthorization Act of 2005, signed into law on March 9, 2006, prevented the existing provisions of the Patriot Act from expiring and also included the Combat Methamphetamine Epidemic Act. This law further amended the CSA and provided additional requirements with respect to the manufacture, distribution and sale of pseudoephedrine products. Among the various provisions, this national legislation places certain restrictions on the purchase and sale of all products that contain ephedrine, pseudoephedrine or PPA (List I chemical products). The CSA also imposed import and procurement quotas for List I chemicals, including pseudoephedrine.

The CSA, as amended, also imposed daily restrictions on the amount of List I chemical products a retailer may sell to a consumer (3.6 grams per day) and limitations on the amount of List I chemical products a consumer may purchase (9.0 grams) over a 30-day period. Further, effective September 30, 2006, the CSA requires that (a) retail sellers maintain a logbook that tracks the sales of List I chemical products to individuals, and (b) purchasers provide valid identification in order to purchase List I chemical products. Many states have also enacted legislation regulating the manufacture and distribution of pseudoephedrine products. The Company is subject to these state requirements as well.

Medicaid Drug Rebate Program and Other Drug Pricing Programs

U.S. law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available to the states for the manufacturer’s drugs under Medicaid and Medicare Part B, must enter into a rebate agreement with the U.S. government to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. A U.S. federal government agency, the Centers for Medicare and Medicaid Services ("CMS"), is responsible for administering the Medicaid rebate agreements between the U.S. government and pharmaceutical manufacturers. Rebates are due on the utilization of Medicaid managed care organizations, as well as under fee-for-service arrangements.

Drug manufacturers’ Medicaid rebate agreements, which are between each manufacturer and the Secretary of Health and Human Services, provide that the drug manufacturer will remit rebates to each state Medicaid agency on a quarterly basis. Those rebates are based on pricing data reported by manufacturers to CMS, including Average Manufacturer Price ("AMP"), which is reported on a monthly and quarterly basis, and, in the case of innovator products, best price, which is reported on a quarterly basis. Health reform legislation changed the definition of AMP effective the fourth quarter of calendar 2010. Pursuant to the same legislation, effective for rebate periods beginning with the first quarter of calendar 2010, the rebate formulas used to determine the minimum rebate amounts due are as follows: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the AMP for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the Best Price for that same quarter. Manufacturers also pay an additional rebate on innovator drugs where price increases since launch have outpaced inflation.

The Company has a Medicaid rebate agreement in effect with the U.S. government. U.S. Federal and/or state governments have and are expected to continue to enact measures aimed at reducing the cost of drugs to such governmental payers as well as the public, including the enactment in December 2003 of Medicare legislation that expanded the scope of Medicare coverage to include outpatient drugs (Part D), starting in January 2006, as well as health reform legislation enacted in 2010. Management cannot predict the nature of such measures or their impact on the Company’s profitability. Various states have in recent years also adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates on Medicaid utilization over and above those required under a manufacturer’s U.S. federal Medicaid agreement. States also have created drug coverage and corresponding manufacturer rebate programs for non-Medicaid populations, known as state pharmaceutical assistance programs. These rebate programs are generally designed to mimic the U.S. federal drug rebate program in terms of how the manufacturer rebates are calculated. Although there are a number of supplemental and state pharmacy assistance rebate programs, for the Company they are insignificant in the aggregate compared to quarterly Medicaid drug rebate obligations.

As described herein, CMS rules require pharmaceutical companies to calculate and report the AMP to CMS on a monthly as well as a quarterly basis. In addition to using this information to calculate rebates, CMS is preparing to use AMP to calculate a type of U.S. federal ceiling on reimbursement rates for multiple source drugs to pharmacies under the Medicaid program, known as the federal upper limit ("FUL"). Prior to using AMP, CMS typically used pricing data from third-party compendia, such as the Average Wholesaler Price ("AWP") or Wholesaler Acquisition Cost ("WAC"), in the calculation of FULs. Health reform legislation enacted in 2010 amended the statutory definition of AMP and also amended the definition of "multiple source drug" in a manner that materially affects the calculation of FULs.

CMS has begun posting draft AMP-based FUL reimbursement files on the CMS website that are calculated based on the requirements of the health reform legislation. Currently, the FUL reimbursement files are for review and comment only; however, CMS has announced that it plans to publish final FULs after a period of releasing them in draft format. CMS issued a proposed rule in February 2012 that provided guidance on the revised AMP definition and calculation of FULs but has not issued a final rule. Separately, under existing statutory authority granted by the Deficit Reduction Act of 2005, CMS has begun collecting retail survey price information from retail community pharmacies to generate publicly available pricing files. CMS expects that the pricing files will provide state Medicaid agencies with an array of covered outpatient drug prices and that state agencies can use this information to compare their own reimbursement and pricing methodologies and rates to those derived from the surveys.

CMS has begun posting drafts of this retail survey price information on at least a monthly basis in the form of draft National Average Drug Acquisition Cost ("NADAC") files, which reflect retail community pharmacy invoice costs, and National Average Retail Price ("NARP") files, which reflect retail community pharmacy prices to consumers. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. The Company does not know how the new methodologies for calculating AMP and FULs or the retail survey price information will affect the Company's pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of FUL data and retail survey prices may impact competition in the marketplace.

Manufacturers also must participate in the 340B drug pricing program for U.S. federal funds to be available to pay for their drugs under Medicaid and Medicare Part B. Participating manufacturers must agree to charge statutorily-defined covered entities no more than the 340B ceiling price for the manufacturer’s covered outpatient drugs. Sales made by the Company pursuant to the 340B program are not material to the Company as a whole.

U.S. law also requires that a company that participates in the Medicaid rebate program report average sales price, or ASP, information to CMS for certain categories of drugs that are paid under Part B of the Medicare program. Manufacturers calculate ASP based on a statutorily defined formula and implementing regulations as to what should or should not be considered in computing ASP. An ASP for each National Drug Code for a product that is subject to the ASP reporting requirement must be submitted to CMS no later than 30 days after the end of each calendar quarter. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for the Company’s products and the resulting Medicare payment rate, and could negatively impact the Company’s results of operations.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by the Company, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on the Company’s submission to CMS of the Company’s current average manufacturer prices and best prices for the quarter. If the Company becomes aware that its reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, the Company is obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations increase the Company’s costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to the Company’s rebate calculations could result in an overage or underage in the Company’s rebate liability for past quarters, depending on the nature of the correction.

If the Company is found to have knowingly submitted false average manufacturer price, average sales price, or best price information to the government, the Company may be liable for civil monetary penalties in the amount of $100,000 per item of false information. If the Company is found to have made a misrepresentation in the reporting of its average sales price, the Medicare statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. The Company’s failure to submit monthly/quarterly average manufacturer price, average sales price, and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. Such failure also could be grounds for CMS to terminate the Company’s Medicaid drug rebate agreement, pursuant to which the Company participates in the Medicaid program. In the event that CMS terminates the Company’s rebate agreement, U.S. federal payments may not be available under Medicaid or Medicare Part B for the Company’s covered outpatient drugs.

U.S. law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs, as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs (VA) Federal Supply Schedule ("FSS") pricing program. To participate, the Company is required to enter into an FSS contract with the VA, under which the Company must make its "covered drugs" (i.e., innovators) available to the U.S. "Big Four" federal agencies - the VA, the Department of Defense, or DoD, the Public Health Service, and the Coast Guard - at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesaler price known as the "non-federal average manufacturer price," or Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.

FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed "tracking customer." Further, in addition to the "Big Four" agencies, all other U.S. federal agencies and some U.S. non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies "negotiated pricing" for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial "most favored customer" pricing. The Company offers one single FCP-based FSS contract price to all FSS purchasers.

In addition, pursuant to regulations issued by the DoD TRICARE Management Activity, or TMA (now the Defense Health Agency (DHA)), to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, the Company has entered into a Section 703 Agreement under which the Company has agreed to pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. Companies are required to list their innovator products on Section 703 Agreements in order for those products to be eligible for DoD formulary inclusion. The formula for determining the rebate is established in the regulations and the Company’s Section 703 Agreement and is based on the difference between the Annual Non-FAMP and the FCP (as described above, these price points are required to be calculated by us under the VHCA).

If the Company overcharges the government in connection with its FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, the Company is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against the Company under the Federal False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Other Regulatory

Numerous U.S. federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who prescribe product and from whom we may obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The Company is not a HIPAA covered entity and does not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply. However, the Company could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. The Company is unable to predict whether actions could be subject to prosecution in the event of an impermissible disclosure of health information to the Company. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect the business, including recently enacted laws in a majority of states requiring security breach notification.

The U.S. Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payments database, and public reporting of the payment data. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track and report such payments. CMS issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, as well as that applicable manufacturers must begin tracking on August 1, 2013 and report payment data to CMS by July 7, 2014 and annually thereafter. The Company has met the reporting requirements.

The U.S. Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

Violation of any of the laws described above or any other governmental regulations that apply to the Company, may result in significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, like Medicare and Medicaid, and the curtailment or restructuring of the Company’s operations.

Consumer Product Safety Commission

Under the U.S. Poison Prevention Packaging Act ("PPPA"), the CPSC has authority to require that certain dietary supplements and certain pharmaceuticals have child-resistant packaging to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and various pharmaceuticals to have child resistant packaging, and has established rules for testing the effectiveness of child-resistant packaging and for ensuring senior adult effectiveness.

The U.S. Consumer Product Safety Improvement Act of 2008 ("CPSIA") amended the Consumer Product Safety Act ("CPSA") to require that the manufacturer of any product that is subject to any CPSC rule, ban, standard or regulation certify that based on a reasonable testing program the product complies with CPSC requirements. This certification applies to pharmaceuticals and dietary supplements that require child-resistant packaging under the PPPA. The CPSC lifted the stay of enforcement of the certification requirement and the regulation has been in effect since February 9, 2010.

Federal Trade Commission

The FTC exercises primary jurisdiction over the advertising and other promotional practices of marketers of dietary supplements and OTC pharmaceuticals and often works with the FDA regarding these practices. The FTC considers whether a product’s claims are substantiated, truthful and not misleading. The FTC is also responsible for reviewing mergers between and acquisitions of pharmaceutical companies exceeding specified thresholds and investigating certain business practices relevant to the healthcare industry. The FTC could challenge these business practices in administrative or judicial proceedings. For example, in accordance with the Medicare Prescription Drug Improvement and Modernization Act of 2003, agreements between NDA and ANDA holders relating to settlements of patent litigation involving Paragraph IV certifications under the Hatch-Waxman Act, as well as agreements between generic applicants that have submitted ANDAs containing Paragraph IV certifications where the agreement concerns either company’s 180-day exclusivity, must be submitted to the FTC (and the United States Department of Justice) for review.

U.S. State Regulation

Most U.S. states regulate and require approval of a license to manufacture and distribute foods, drugs and pet care products under laws that generally parallel federal statutes. License requirements and fees vary by state. The Company is also subject to other state consumer health and safety regulations that could have a potential impact on the Company’s business if the Company is ever found to be non-compliant.

United States Pharmacopeial Convention

The USP is a non-governmental, standard-setting organization. By reference, the Federal Food, Drug and Cosmetic Act incorporates the USP quality and testing standards and monographs as the standard that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed on the product’s labeling. USP standards exist for most Rx and OTC pharmaceuticals and many nutritional supplements. The FDA typically requires USP compliance as part of cGMP compliance.

NSF International

NSF is an independent, not-for-profit, non-governmental organization providing risk management services for public health and safety. Its services include standards development, product certification, safety audits, management systems registration and education programs. NSF is accredited by the American National Standards Institute ("ANSI"), the Occupational Safety and Health Administration and the Standards Council of Canada. These accreditations attest to the competency of services provided by NSF and compliance with established national and international standards for third-party certification.

The NSF Dietary Supplement Certification Program enables manufacturers to become independently registered by NSF as conforming to voluntary standards that provide a system of processes, procedures and documentation to assure the product produced has the strength, composition, quality and purity represented on the product label. The Company also has over 50 store brand products certified under NSF/ANSI Standard 173 for dietary supplement products.

International Organization for Standardization

ISO is an internationally recognized standard setting body. The Company's infant formula manufacturing sites are ISO 9001-2008 Certified for Quality Management Systems. ISO inspections are conducted at least annually. This ISO Standard specifies requirements for a Quality Management System that demonstrates the ability to consistently provide product that meets customer and applicable regulatory standards and includes processes to ensure continuous improvement.

Non-U.S. Regulation

The Company, through its affiliates located in the U.K., manufactures, packages and distributes OTC and prescription pharmaceuticals and provides contract manufacturing and packaging services for major pharmaceutical and healthcare companies in the U.K. and for export to markets outside the U.K. The manufacturing, processing, formulation, packaging, testing, labeling, advertising and sale of these products are subject to regulation by one or more U.K. agencies, including the Medicines and Healthcare Products Regulatory Agency, the Department of

Health, the Department of the Environment, Her Majesty’s Customs and Excise, the Department of Trade and Industry, the Health and Safety Executive and the Department of Transport.

The Company manufactures, packages and distributes Rx pharmaceutical, OTC pharmaceutical and nutritional products in Mexico. The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sale of these products are subject to regulation by one or more Mexican agencies, including the Health Ministry, the Commercial and Industrial Secretariat, the Federal Work’s Secretariat, the Environmental Natural Resources and Fishing Secretariat, the Federal Environmental Protection Ministry, and the Treasury and Public Credit Secretariat and its Customs Government department.

The Company manufacturers, packages and distributes hospital supplies and Rx pharmaceutical, OTC pharmaceutical and nutritional products in Australia. The manufacturing, processing, formulation, packaging, labeling, testing, advertising and sales of these products are subject to regulation by one or more Australian agencies, including the Therapeutic Goods Administration ("TGA").

The Company manufactures and markets certain of its products in accordance with standards set by organizations such as the European Directorate of Quality Medicine ("EDQM"). The Company believes that its policies, operations and products comply in all material respects with existing regulations.

The Company exports OTC pharmaceutical and nutritional products, including infant formula, to foreign countries. Exporting requirements are regulated by the FDA and, where appropriate, DEA laws, as well as each individual country’s requirements for importation of such products. Each country requires approval of these products through a registration process by that country’s regulatory agencies. Registration requirements include the process, formula, packaging, testing, labeling, advertising and marketing of the products. Each country regulates what is required and may be represented to the public on labeling and promotional material. Approval for the sale of the Company’s products by foreign regulatory agencies may be subject to delays.

The Company manufactures, packages and distributes infant formula products in the U.S., which are exported to customers in China. These products are subject to regulation by multiple Chinese regulatory agencies. The regulations applicable to infant formula and imported infant formulas are evolving, and further regulatory revisions are expected to be implemented in the future. In April 2014, the Certification and Accreditation Administration of the People’s Republic of China (CNCA) conducted an assessment on registration of infant formula dairy producers in the U.S. As a result of this assessment the Company’s Vermont infant formula manufacturing site has been approved by CNCA to export infant formula to China.

In Europe and Israel, the manufacture and sale of pharmaceutical products are regulated in a manner similar in many respects to NDA and ANDAs in the U.S. Legal requirements generally prohibit the handling, manufacture, marketing and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or manufactured and marketed other than in accordance with registration conditions. Data exclusivity provisions exist in many countries, including in the European Union, where these provisions were recently extended, although the application is not uniform. Similar provisions may be adopted by additional countries, including Israel, where legislation has been proposed. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of the brand-name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the submission of generic drug applications for some products even after the patent protection has expired.

The Company develops and manufactures active pharmaceutical ingredients in Israel and India for export to the U.S. and other global markets. The facilities and products are subject to regulation by the applicable regulatory bodies in the place of manufacture as well as the regulatory agency in which the product is exported. The Company's Israeli facility has been approved by the FDA, Israel Ministry of Health ("IMOH"), Federal Institute for Drugs and Medical Devices ("BfArM") of Germany, Federal Commission for the Protection against Sanitary Risks ("COFEPRIS") of Mexico, Pharmaceutical and Medical Devices Agency ("PMDA") of Japan, and the Korean Food and Drug Administration ("KFDA") and has received GMP certification from each agency. The Company's India facility has been inspected by the FDA and has received GMP certification.

Employees
As of June 28, 2014, the Company had approximately 10,220 full-time and temporary employees worldwide, located as follows:

Country	Total Number of Employees	Number of Employees Covered by Collective Bargaining Agreements
U.S.	6,500	290
Israel	1,300	550
Mexico	1,200	700
U.K.	800	—
Rest of the world	420	—

Item 1A.	Risk Factors.

Risks Related to the Company's Business

Risks Related to the Company's Products and Industry

The Company operates in a highly regulated industry. An inability to meet current or future regulatory requirements could have a material adverse effect on the Company's business, financial position and operating results.

Several U.S. and non-U.S. agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising and sale of the Company's products. Various state and local agencies also regulate these activities. In addition, the Company manufactures and markets certain of its products in accordance with the guidelines established by voluntary standards organizations. Should the Company or one of its third-party service providers used in the development or commercialization of products fail to adequately conform to these regulations and guidelines, there may be a material adverse impact on the operating results of the Company. Packaging, labeling or marketing changes mandated by the FDA or state and local agencies can have a material adverse impact on the results of operations of the Company. The U.S. government has enacted the Federal Drug Supply Chain Security Act ("DSCSA") that requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens.

Required changes could also be related to safety or efficacy issues. Similarly, the failure by the Company or one of its suppliers to comply with manufacturing, quality and testing guidelines and regulations could have a significant adverse impact on the Company's operating results. There is also the risk that the FDA could require the Company to audit or repeat prior bioequivalence or clinical studies or the FDA could change or withdraw the approval governing such products, which could have a material adverse impact on the results of the Company's operations. The Company believes that it generally has a good relationship with the FDA, which it intends to maintain. If these relationships should deteriorate, however, the Company's ability to bring new and current products to market could be impeded.

All U.S. facilities where Rx, infant formula, dietary supplements and OTC drugs are manufactured, tested, packaged, stored or distributed must comply with FDA cGMPs. All of the Company's ANDA, NDA and OTC drug products are manufactured, tested, packaged, stored and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with all applicable regulations. If it finds violations of cGMP, the FDA could make its concerns public and could impose sanctions including, among others, fines, product recalls, total or partial suspension of production and/or distribution, suspension of the FDA's review of product applications, injunctions and civil or criminal prosecution. If imposed, enforcement actions could have a material adverse effect on the Company's operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although the Company has internal compliance programs in place that it believes are adequate, the FDA may conclude that these programs do not meet regulatory standards. If compliance is deemed deficient in any significant way, it could have a material adverse effect on the Company's business.

The FDA's policy regarding the award of a 180-day market exclusivity period to generic manufacturers who successfully challenge patents relating to specific products continues to be the subject of extensive litigation in the U.S. The FDA's current interpretation of Hatch-Waxman is to award 180 days of exclusivity to the first generic manufacturer who files a successful Paragraph IV certification under Hatch-Waxman challenging the patent(s) of the branded product, regardless of whether the manufacturer was sued for patent infringement. Although the FDA's interpretation may benefit some of the products in the Company's pipeline, it may adversely affect others. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides that the 180-day market exclusivity period provided under Hatch-Waxman is triggered by the commercial marketing of the product. However, the Medicare Prescription Drug Act also contains forfeiture provisions which, if met, will deprive the first Paragraph IV filer of exclusivity. Additionally, the manufacturer of the branded product may launch a generic version of its own drug, known as an authorized generic. Under certain circumstances, the Company may not be able to fully exploit its 180-day exclusivity period resulting from it being the first filer.

Under the Food and Drug Administration Amendments Act of 2007, the FDA has the power to restrict medications that raise serious safety concerns. This law requires, and provides funding for, the FDA to monitor drugs after they go on the market. In addition, this law requires companies to make public the results of many of their studies. Under this law, the FDA has the authority to require new studies, limit distribution or order label changes. Because of this law, the Company's ability to bring new and current products to market could be impeded, which could have a negative material impact on the Company's financial position or results of operations.

The Company's prescription drug products that are marketed without approved applications must meet certain manufacturing and labeling standards established by the FDA. The FDA's policy with respect to the continued marketing of unapproved products is stated in the FDA's September 2011 compliance policy guide, titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. The FDA recognizes that certain unapproved products, based on the introduction date of their active ingredients and the lack of safety concerns, among other things, have been marketed for many years and, at this time, might not be subject to immediate enforcement action. The Company believes that so long as it complies with applicable manufacturing and labeling standards, it will be in compliance with the FDA's current enforcement policy. There can be no assurance that the FDA will continue this policy or not take a contrary position with any individual product or group of products. If the FDA were to take a contrary position, the Company may be required to seek FDA approval for these products or withdraw such products from the market. For fiscal 2014, the Company's annual sales for such unapproved products were approximately $36 million.

The Nonprescription Drug Advisory Committee met in December 2007 to discuss the efficacy of phenylephrine, an active ingredient used in various cough and cold products as a nasal decongestant. The advisory committee vote recommended that available data is "supportive" of the efficacy of phenylephrine at 10 milligrams. In addition, the advisory committee recommended additional evidence to support the efficacy of a 10 milligram dose of phenylephrine. The recommendations by the advisory committee are not binding on the FDA. It is not known at this time what, if any, further action the FDA or industry will take in response to recommendations of the advisory committee. In fiscal 2014, products containing phenylephrine generated revenues of approximately $77.7 million.

In October 2007, the FDA convened a joint meeting of the Pediatric and Nonprescription Drugs Advisory committees to discuss the safety and efficacy of OTC cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. On October 8, 2008, the FDA issued a statement supporting the voluntary action of the Consumer Healthcare Product Association ("CHPA"), of which the Company is a member, to modify product labels for consumers of OTC cough and cold medicines to state "do not use" in children under four years of age. The Company completed the CHPA recommended revisions to all OTC cough and cold products in April 2010. The FDA has not issued any further guidance about the labeling of OTC cough and cold medicines in children two years of age and older. Sales of the Company's pediatric cough and cold products could be adversely affected should the FDA adopt the more restrictive recommendations of the advisory committee.

The Company's activities with respect to its infant formula products also may be subject to barriers or sanctions imposed by countries or international organizations limiting international trade and dictating the specific content of infant formula products. In addition, regulatory changes or decisions that restrict the manufacture, labeling and availability of the Company's infant formula products could affect the Company's results of operations. For example, certain governmental agencies, non-governmental organizations and consumer advocates have lobbied against the marketing and sale of some infant formula products. These efforts could result in increased regulatory restrictions or enforcement. The U.S. government will likely continue to enhance its regulations on the industry aimed to ensure the safety and quality of dairy products, including, but not limited to, compulsory batch-by-batch inspection and testing for additional safety and quality issues. Such inspections and testing may increase the Company's operating costs related to its infant formula products. Additionally, the FDA is beginning to scrutinize claims on infant formula labels. Labeling changes required for regulatory compliance could render packaging inventories obsolete.

The Food and Drug Administration Safety and Innovation Act ("FDASIA") was signed into law on July 9, 2012. The law established, among other things, new user fee statutes for generic drugs and biosimilars, FDA authority concerning drug shortages, changes to enhance the FDA's inspection authority of the drug supply chain, and a limited extension of the generic drug paragraph IV 30-month stay provision. The FDASIA also reduced the time required for FDA responses to generic blocking citizen petitions. The Company implemented new systems and processes to comply with the new facility self-identification and user fee requirements of FDASIA. The Company monitors facility self-identification and fee payment compliance to mitigate the risk of potential supply chain interruptions or delays in regulatory approval of new applications.

On August 1, 2013, the FDA released a Drug Safety Communication notifying the public of an association between acetaminophen and the risk of rare, but serious, skin reactions (reddening of the skin, rash, blisters, detachment of the skin's upper surface).  This resulted from a review of the FDA adverse event database (1969-2012) and reports in the medical literature.  Other prescription and OTC drugs used to treat fever and pain/body aches (e.g., non-steroidal anti-inflammatory drugs, or NSAIDS, such as ibuprofen and naproxen) also carry the risk of causing serious skin reactions, which is already described in the warnings section of their drug labels. As a result of these findings, the FDA has required the addition of a warning addressing serious skin reactions to prescription drug products containing acetaminophen.  The FDA has also requested that manufacturers of acetaminophen OTC products marketed under a new drug application or under the OTC monograph add a similar warning.  The warning has not materialized or resulted in a change in product sales.

On June 10, 2014, the FDA published a final rule ("FR") entitled "Current Good Manufacturing Practices, Quality Control Procedures, Quality Factors, Notification Requirements, and Records and Reports, for Infant Formula." The FR includes, among other things, new or modified requirements related to infant formula manufacturing, quality controls, record-keeping, and clinical trials. While it is uncertain how the FDA will interpret and enforce the FR, the Company is taking steps to comply with the provisions of the FR. Compliance with the FR may require significant expenditures. To the extent the FDA believes that the Company has not complied with the FR, it could lead to potential supply chain disruptions and delays in commercialization of new infant formula products, which could impede the Company’s sales and revenue and adversely affect the Company’s financial position or results of operations.

The FDA conducts non-prescription drug advisory committee meetings to evaluate the safety of introducing new prescription categories to the OTC market.  The expansion of category switches is critical to the future growth of the Company.  FDA reluctance to approve OTC switches in new product categories could impact that growth.

The Company manufactures products that are safe and effective when used in accordance with label directions; however, certain products contain ingredients that can be used for improper purposes. Additional legislation or regulation may be enacted to mitigate improper uses of these ingredients, which could have an adverse impact on the Company's sales of such products and resulting income.

The Company's products are safe and effective when used in accordance with label directions. However, certain products contain ingredients that can be, and in some cases are, used for improper purposes.  Pseudoephedrine and dextromethorphan are two of these ingredients, but others may exist. Increasingly, various efforts are employed by U.S. federal and state governments in an effort to curb this misuse, including the consideration of additional legislation or regulation that may result in further restrictive requirements for the manufacture or sale of products containing these ingredients. The Company cannot predict if or when any additional legislation or regulation will be passed and any adverse impact it may have on the Company's results of operations.

     Pseudoephedrine - The Company produces a number of products that contain the active ingredient pseudoephedrine ("PSE"), which is indicated as a nasal decongestant. PSE has been under scrutiny as an ingredient illegally used to produce methamphetamine. To address this concern, legislation has been enacted at the U.S. federal level restricting the sales of PSE products (i.e., Combat Methamphetamine Epidemic Act) and authorizing the DEA to place quotas on the amounts of PSE raw material that can be procured (i.e., the Controlled Substances Act). At the state level, a number of states have introduced or passed legislation placing additional restrictions on the sale of PSE products. In addition, the states of Oregon and Mississippi have moved PSE products to Rx status; many localities have passed similar legislation and a few other states have considered moving PSE products to Rx status. Additionally, certain retailers have voluntarily restricted sales of single active ingredient PSE-containing products in at least one state. Sales of PSE products could be adversely affected by action at the U.S. state or federal level to place additional restrictions on the sale of PSE products.

Dextromethorphan - The Company manufactures several products that contain the active ingredient dextromethorphan, which is indicated for cough suppression. Dextromethorphan has come under scrutiny because of its potential to be abused. Legislation has been unsuccessfully introduced at the U.S. federal level over the past few sessions of Congress that, if enacted, generally would have prohibited the bulk sale of dextromethorphan and would have imposed an age limit of 18 years old in order to purchase finished products containing dextromethorphan. Similarly, six U.S. states and a number of localities have passed legislation to prohibit the sale of dextromethorphan containing products to minors without a prescription. It is possible that other government entities could introduce and pass legislation imposing additional or different restrictions on the sale of dextromethorphan in finished dosage form, such as requiring a minimum age to purchase product.  The Company cannot predict whether any of the proposed legislation will be passed or, if it is passed, its impact on future revenues attributable to these products.

     The FDA held a meeting of the Drug Safety and Risk Management Advisory Committee on September 14, 2010 to discuss the potential abuse of the drug dextromethorphan and the public health benefits and risks of dextromethorphan use as a cough suppressant in prescription and nonprescription drug products. In a 15-9 vote, an FDA advisory panel voted not to restrict dextromethorphan cough medications to prescription-only. It is possible the FDA could still recommend in the future that dextromethorphan containing products be considered a scheduled substance, which would remove their status as an OTC product. The Company cannot predict the likelihood of such activity by the FDA or any adverse impact such activity may have on the Company's results of operations. In fiscal 2014, products containing dextromethorphan generated revenues of approximately $131.3 million.

Acetaminophen - The Company manufactures several products that contain the active ingredient acetaminophen, which is indicated as an analgesic. In June 2009, the FDA held a public advisory committee meeting to discuss how to address the potential for liver injury related to the risk of overdose of acetaminophen in both OTC and Rx products. The FDA expressly stated that the risk of developing liver injury to the individual patient who uses the drug according to directions is extremely low and that it is not seeking to remove acetaminophen from the market. However, due to the extensive use of acetaminophen-containing products, the FDA sought guidance from several advisory committees regarding measures to reduce the potential for liver injury associated with acetaminophen use. Measures discussed include, but were not limited to, reducing the maximum single-dose and daily-dose, reducing packaging sizes, and increasing consumer educational efforts regarding such products. At a May 2011 meeting of the FDA's Nonprescription Drugs Advisory Committee and Pediatric Advisory Committee to review efforts to reduce medication errors around the use of single-ingredient pediatric acetaminophen, the FDA joint committees unanimously voted: (1) in support of the addition to the label of weight-based dosing for children ages two to twelve; (2) that the pharmacokinetic ("PK"), safety and efficacy data would be required to support the addition of new label directions for children six months to two years of age; and (3) that the new labeling for children six months to two years of age include the indication for fever reduction. The committees did not support an indication in labeling for children six months to two years of age for relief of pain; this indication is currently included for children over two years of age. The FDA is reviewing the input it received from the advisory committees and additional comments submitted through the docket. In fiscal 2014, products containing acetaminophen generated revenues of approximately $260.1 million for the Company. The Company cannot predict whether the FDA will adopt any recommendations of the advisory committees regarding the sale and use of acetaminophen or whether any such recommendations, if adopted by the FDA, would impact future revenues attributable to these products.

U.S. federal and state healthcare reform and related changes to reimbursement methods, as well as measures in Israel and many European countries, may have an adverse effect on the Company's financial condition and results of operations.

Increasing expenditures for healthcare have been the subject of considerable public attention in North America, Israel and many European countries. Both private and governmental entities are seeking ways to reduce or contain healthcare costs. In many countries where the Company currently operates, pharmaceutical prices are subject to regulation. In the U.S., numerous proposals that would effect changes in the U.S. healthcare system and the pharmaceutical industry have been introduced or proposed in Congress and in some state legislatures that could include, but not be limited to, intellectual property, regulatory, antitrust, drug pricing and product liability issues. Similar activities are taking place throughout Europe. As a result of governmental budgetary constraints, the Israel Ministry of Health and the major Israeli health funds have sought to further reduce healthcare costs by, among other things, applying continuous pressure to reduce pharmaceutical prices and inventory levels. The Company cannot predict the nature of the measures that may be adopted, how they will be interpreted by the courts or the administrative agencies charged with enforcing them or their impact on the marketing, pricing and demand for its products.

The Company has a Medicaid rebate agreement in effect with the U.S. federal government. U.S. federal and/or state governments have enacted and are expected to continue to enact measures aimed at reducing the cost of drugs to such governmental payers as well as the public, including health reform legislation enacted in 2010. Management cannot predict the nature of such measures or their impact on the Company's profitability. Various U.S. states have in recent years also adopted supplemental drug rebate programs that are intended to provide the individual states with additional manufacturer rebates on Medicaid utilization over and above those required under a manufacturer's federal Medicaid agreement. States also have created drug coverage and corresponding manufacturer rebate programs for non-Medicaid populations, known as state pharmaceutical assistance programs. These rebate programs are generally designed to mimic the U.S. federal drug rebate program in terms of how the manufacturer rebates are calculated. Although there are a number of supplemental and state pharmacy assistance rebate programs, for the Company they are insignificant in the aggregate compared to its Medicaid drug rebate obligations.

As discussed under "Medicaid Drug Rebate Program and Other Drug Pricing Programs," the Company is required to report AMP data to CMS on a monthly as well as a quarterly basis. In addition to using AMP to calculate Medicaid rebates, CMS is preparing to use AMP to calculate a type of U.S. federal ceiling on reimbursement rates for multiple source drugs to pharmacies under the Medicaid program, known as the federal upper limit ("FUL"). Prior to using AMP, CMS typically used pricing data from third-party compendia, such as the AWP or WAC, in the calculation of FULs. Health reform legislation enacted in 2010 amended the statutory definition of AMP and also amended the definition of "multiple source drug" in a manner that materially affects the calculation of FULs. CMS has begun posting draft AMP-based FUL reimbursement files on the CMS website that are calculated based on the requirements of the health reform legislation. Currently, the FUL reimbursement files are for review and comment only; however, CMS has announced that it plans to publish final FULs after a period of releasing them in draft format. CMS issued a proposed rule in February 2012 that provided guidance on the revised AMP definition and calculation of FULs but has not issued a final rule. Separately, under existing statutory authority granted by the Deficit Reduction Act of 2005, CMS has begun collecting retail survey price information from retail community pharmacies to generate publicly available pricing files. CMS expects that the pricing files will provide state Medicaid agencies with an array of covered outpatient drug prices and that state agencies can use this information to compare their own reimbursement and pricing methodologies and rates to those derived from the surveys. CMS has begun posting drafts of this retail survey price information on at least a monthly basis in the form of draft NADAC files, which reflect retail community pharmacy invoice costs, and NARP files, which reflect retail community pharmacy prices to consumers. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. The Company does not know how the new methodologies for calculating AMP and FULs or the retail survey price information will affect the Company's pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to the Company. The Company cannot predict how the sharing of FUL and retail survey prices may impact competition in the marketplace.

The Company encounters similar regulatory and legislative issues outside the U.S., too. In the European Union and some other international markets, the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. Many countries are seeking to reduce their public expenditures on healthcare. These efforts may result in patient access restrictions, increased pressure on drug pricing, including denial of price increases, prospective and retrospective price decreases and increased mandatory discounts or rebates.
The Company's reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Any determination that the Company has failed to comply with those obligations could subject it to penalties and sanctions, which could adversely affect the Company’s business and results of operations.

Pricing and rebate calculations vary among products and programs. The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex and are often subject to interpretation by the Company, governmental or regulatory agencies and the courts. The Company's calculations and methodologies are subject to review by the governmental agencies, and it is possible that such reviews could result in challenges to the Company’s submissions. If there is ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that the Company has taken and may impose civil and/or criminal sanctions. In addition, because these calculations involve, and will continue to involve, subjective decisions and complex methodologies, they are subject to the risk of errors.

Any governmental agencies that have commenced or that may commence an investigation of the Company could impose civil and/or criminal sanctions, including fines, penalties and possible exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us, as disclosed above. Any such penalties, sanctions, or exclusion from U.S. federal healthcare programs could have a material adverse effect on the Company's business, financial position and results of operations and could cause the market value of its common stock to decline.

            In June 2013, the Company received notices from the Office of the Attorney General for the State of Texas, of civil investigative demands to two of the Company’s affiliates, Perrigo Pharmaceuticals Company and Paddock Laboratories, LLC, for information under the Texas Medicaid Fraud Prevention Act relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs.  The Company has cooperated with requests for information and is in the process of evaluating this and other information.  While the Company does not know the full extent of its potential liability at this time and intends to vigorously defend against any claims, the Company could be subject to material penalties and damages. The Company established a contingency loss accrual of $15.0 million to cover potential settlement or other outcomes. The Company cannot predict whether settlement on terms acceptable to it will occur, or that a settlement or potential liability for these claims will not be greater than the amount recorded.

Unfavorable publicity or consumer perception of the Company's products and any similar products distributed by other companies could have a material adverse impact on the Company's business.

The Company is dependent upon consumers' perception of the safety and quality of its products. Negative consumer perception may arise from media reports, product liability claims, regulatory investigations or recalls, regardless of whether such media reports, claims, investigations or recalls involve the Company or its products. The mere publication of information asserting defects in products or ingredients or concerns about the Company's products or the raw materials used in the Company's products could have a material adverse effect on the Company, regardless of whether such information is scientifically supported. For example, any major outbreak of illness or disease in cows could lead to a serious loss of consumer confidence in, and demand for, dairy products, including the Company's infant formula products. Adverse publicity about these types of concerns, whether valid or not, may negatively impact consumer perceptions and may discourage consumers from buying one or more of the Company's products, such that the Company's sales may decline and the Company may suffer losses in its business.

The Company may incur liabilities or experience negative effects on its reputation as a result of any real or perceived quality issues with the Company's products. The Company's products involve risks such as product contamination, spoilage, mislabeling and tampering that could require the Company to recall one or more of its products. Serious product quality concerns could also result in governmental actions against the Company that, among other things, could result in the suspension of production or distribution of the Company's products, product seizures, loss of certain licenses, delays in the issuance of governmental approvals for new products or other governmental penalties. Adverse publicity or negative public perception regarding the quality of the Company's products, particular ingredients, or the industries in which the Company competes could result in a substantial decrease in demand for the Company's products.

The Company cannot guarantee that counterfeiting, imitation, or other tampering with its products will not occur or that the Company will be able to detect and resolve it if it happens. Any occurrence of counterfeiting or contamination could negatively impact sales of the Company's products, particularly if counterfeit or imitation products cause death or injury to consumers of those products.

Additionally, powdered infant formula products are not sterile. All of the Company's infant formula products must be prepared and maintained according to label instruction to retain their flavor and nutritional value and avoid contamination or deterioration. Depending on the product, a risk of contamination or deterioration may exist at each stage of the production cycle, including the purchase and delivery of raw materials, the processing and packaging of food products, and the use and handling by consumers, hospital personnel and health care professionals. In the event that certain of the Company's infant formula products are found or alleged to have suffered contamination or deterioration, whether or not such products are under the Company's control, the Company's reputation and its infant formula product category could be materially adversely affected.

The Company's infant formula product category is subject to changing consumer preferences and health and nutrition-related concerns. The Company's results of operations depend, in part, on consumer preferences and choices, including the number of mothers who choose to use infant formula products rather than breastfeed their babies. To the extent that private, public and government sources may promote the benefits of breastfeeding over the use of infant formula, there could be a reduced demand for infant formula products, and the Company's infant formula products business could be adversely affected. The Company's infant formula product category may also be affected by medical research relating to the healthfulness of cow's milk in the human diet. For example, adverse research may raise concerns about the fat, cholesterol, calorie, sodium and lactose content or contamination of dairy products, including infant formula. Any significant shift in consumer preference away from the use of infant formula may materially and adversely affect the results of operations of the Company's infant formula product category. Additionally, the Company's infant formula product category could be adversely impacted by an increase in the number of families that are provided with infant formula by the U.S. federal government through the Women, Infants and Children program, as the Company does not participate in this program.

The Company believes that growth in the nutritional products business is based largely on national media attention regarding scientific research suggesting potential health benefits from regular consumption of certain vitamin and other nutritional products. There can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings. In the event of future unfavorable scientific results or media attention, the Company's sales of nutritional products could be materially adversely impacted.

The Company manufactures spot-on pesticides for the monthly control of fleas, ticks, or other external parasites in dogs and cats. These products are safe and effective when used in accordance with label directions; however, pesticide ingredients may cause harm to animals and humans if used improperly. Additional regulation may be enacted to mitigate improper uses of these ingredients, which could have an adverse impact on the Company's sales of such products and resulting income.

In spring 2009, the EPA noticed an increase in pet incidents being reported involving spot-on pesticide products for pets. The EPA received a large amount of information on individual reported adverse pet incidents from the companies that hold registrations for these products (called the registrants). The EPA also reviewed other information that was submitted. The EPA formed an expert veterinarian team to thoroughly analyze the data. The EPA also partnered with the Food and Drug Administration's Center for Veterinary Medicine ("CVM") and Canada's Pest Management Regulatory Agency ("PMRA") on the review of this analysis. The team studied incidents involving cats and dogs, looked at both active and inert ingredients, studied product labeling, and discussed data needs for the future to improve analyses and regulation. The EPA found that the products could be used safely but that some additional restrictions are needed. The EPA's team of veterinarians learned that most incidents were minor, but unfortunately there were some pet deaths and "major incidents" reported. The EPA learned that the most commonly affected organ systems were dermal, gastrointestinal, and nervous. Recommendations to reduce harmful effects include addressing concerns about dosing, improving labeling to avoid confusion between dog and cat products, making labels more understandable with larger fonts and pictograms, addressing uncertainties about the inert ingredients in these products, imposing conditions of registration when granting amendments to existing products or granting new registrations, requiring more standardized reporting on adverse effects and sales, changing data requirements for pre-market clinical trials and implementing a formal post-market surveillance program. Future pet spot-on pesticide registrations and amendments to new registrations will be restricted by appropriate conditions and time-limitations to allow the EPA to continue to ensure the safety of these products after they are available to the public.

The EPA mitigation efforts for educating consumers and reducing misuse are ongoing. The Company cannot predict whether further label restrictions may be required, or whether additional regulations may be passed, or to the extent of the adverse impact additional restrictions or regulations may have on the Company's results of operations.

The manufacturing of sterile, injectable products is highly exacting and complex, and if the Company's suppliers encounter production problems, it could have an adverse effect on the Company's business, results of operations and financial condition.

The Company distributes sterile, injectable products that are manufactured by third parties. The manufacture of sterile, injectable products is highly complex and exacting in part due to strict regulatory and safety requirements and standards that govern both the manufacture and packaging of these types of projects. Failure of the third-party manufacturers to maintain strict controls or adherence to procedures may result in product recalls and liability claims, which could adversely affect the Company's results of operations and reputation.

Biogen Idec is directly responsible for the sales and distribution of Tysabri® and as a result any change in strategy by Biogen Idec or negative developments relating to Tysabri® could have a material impact on the Company’s revenues, operating income and cash flows.

The Company acquired a significant revenue stream and a $5.8 billion intangible asset related to sales of the Multiple Sclerosis drug Tysabri® with the acquisition of Elan. The Company collects quarterly royalty payments from Biogen Idec, which is solely responsible for the sales and distribution of the drug. The Tysabri® royalty stream is expected to contribute significant revenues, operating income and cash flows to the Company’s results of operations.  Any negative developments relating to Tysabri®, such as safety, efficacy or reimbursement issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments may reduce the payments the Company receives and adversely affect the results of operations. New competing products for use in the treatment of Multiple Sclerosis have (or will soon) entered the market, including Tecfidera for which Biogen Idec launched in the U.S. and Europe in fiscal 2014. If any of these competing products have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of Tysabri® could be limited, which would reduce royalties received.

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

The Company's success is dependent, in large part, on continued store brand growth for its OTC and Nutritionals products, which is influenced by factors outside management's control. There can be no assurance that store brand market share will continue to grow; failure to achieve continued growth may adversely impact the Company's sales and resulting financial condition.

The future growth of U.S. store brand products market share will be influenced, in part, by general economic conditions, which can influence consumers to switch to and from store brand products, consumer perception and acceptance of the quality of the products available, the development of new products and/or product delivery forms, the market exclusivity periods awarded on Rx to OTC switch products and the ongoing or growing strength of the retailers' brands in the market. The OTC business does not advertise like the national brand companies and thus is largely dependent on retailer promotional activities to drive sales volume and increase market share. Growth opportunities for the products in which the Company currently has a significant store brand market share (cough/cold/flu/allergy, analgesic, smoking cessation and gastrointestinal products) will be driven by the ability to offer new products to existing U.S. customers. Branded pharmaceutical companies may use U.S. state and federal regulatory and legislative means to limit the availability of brand equivalent products. Should store brand growth be limited by any of these factors, there could be a significant adverse impact on the operating results of the Company.

If the Company is unable to maintain adequately high levels of customer service over time, it may lose market share, and its business and operating results may be materially adversely affected.

The Company understands that maintaining high levels of customer service requires the Company to be able to deliver high quality products to its customers on a timely basis. From time to time, the Company may experience interruptions and challenges to its customer service levels due to a variety of factors that may arise. If the Company is unable to deliver to expected customer service levels, customers may choose to assess penalties, obtain alternate sources for products, withhold new product introductions and/or end the relationship with the Company. If the Company is unable to maintain adequately high levels of customer service over time, due to these factors or otherwise, the Company may lose market share, and its business and operating results may be materially adversely affected.

Because the Company depends upon certain customers for a significant portion of its sales, the Company's sales and income would be adversely affected by a disruption of its relationship with these customers or any material adverse change in these customers' business.

The Company believes its primary customer base aligns with the concentration of large drug retailers in the current marketplace of the retail drug industry. Sales to the Company's largest customer, Walmart, comprised approximately 19% of fiscal 2014 net sales. Should Walmart's current relationship with the Company change adversely, the resulting loss of business could have a material adverse impact on the Company's financial position and results of operations. In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers. If the Company's relationship with one or more of these other customers, including the terms for doing business with the customers, changes significantly, it could have a material adverse impact on the Company's financial position and results of operations.

If the Company cannot continue to rapidly develop, manufacture and market innovative products that meet customer requirements for performance, safety and cost effectiveness, it may lose market share and its revenues may be negatively impacted.

The Company's future results of operations depend, to a significant degree, upon its ability to successfully commercialize additional OTC and generic prescription drugs and/or innovative pharmaceuticals, infant formulas and API. All pharmaceutical products must meet regulatory standards and/or receive regulatory approvals. The Company must prove that the ANDA or NDA drug products are bioequivalent to their branded counterparts, which typically requires bioequivalency studies or even more extensive clinical trials to demonstrate efficacy of topical products. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may not pass required bioequivalence studies or may be the subject of intellectual property challenges, and necessary regulatory approvals may not be obtained in a timely manner, if at all, and the Company may not be able to successfully and profitably produce and market such products. Delays in any part of the process or the Company's inability to obtain regulatory approval of its products (including products developed by others to which the Company has exclusive marketing rights) could adversely affect operating results by restricting or delaying its introduction of new products. Even upon the successful development of a product, the Company's customer's failure to launch a product could adversely affect operating results. The FDA could impose higher standards and additional requirements, such as requiring more supporting data and clinical data than previously required, in order to gain FDA clearance to launch new formulations into the market. Continuous introductions of new products and product categories are critical to the Company's business. Product margins may decline over time due to the products' aging life cycles, changes in consumer choice or developments in new drug delivery technology. Therefore, new product introductions are necessary for maintenance of the Company's current financial condition, and if the Company fails to introduce and market new products, the effect on its financial results could be materially adverse.

The Company contracts with clinical research organizations ("CROs") to conduct various studies that are used to support the Company's new product development program. During the third quarter of fiscal 2013, certain of the CROs used by the Company began bankruptcy or receivership proceedings, including PRACS Institute, LLC, PRACS Institute Canada B.C. Ltd., Comprehensive Clinical Development, Inc., and their related entities. It is uncertain what, if any, impact these insolvency proceedings may have on the ability of those CROs to deliver their study results to the Company or on the Company's ability to rely on research performed by those CROs. To the extent those CROs cannot deliver their study results to the Company or the Company cannot rely, in whole or in part, on the research conducted by those CROs, it may delay the launch of new products, which could have a material adverse impact on the Company's future operating results. These situations are unique and therefore it is uncertain what the position of the FDA will be towards the studies conducted by these now bankrupt CROs. The FDA may be limited in its ability to inspect the study facilities or gain access to source study documents which may result in the Company having to repeat biostudies. If these scenarios occur, it would result in approval delays.

The Company's investment in research and development is expected to increase above recent levels in dollar terms due to the Company's ongoing broadening of its OTC, ANDA or NDA, generic prescription and specialty API product portfolio, as well as several opportunities for new products that are switching or are anticipated to be switching from Rx to OTC status. The ability to attract scientists proficient in emerging delivery forms and/or contracting with a third party in order to generate new products of this type is a critical element of the Company's long-term plans. Should the Company fail to attract qualified employees, successfully develop products in a timely manner, or enter into reasonable agreements with third parties, long-term sales growth and profit would be adversely impacted.

Changes in supply relationships with the Company's customers, such as alternate sources for products, withholding new product introductions and/or development of customer store brand programs, could have a material adverse impact on the Company's financial position and results of operations.

Maintaining the supply relationships with the Company's customers is critical to its success. The success in recent years of private label marketing and branding programs has increased large retailers' attention to the importance of their store brand programs, and as a result, many are dedicating significant resources to auditing supplier compliance with their quality, ethical and service standards. Customers may limit the level of product sourcing with the Company in protection of the customer's own interests. Any or all of these factors could have a material adverse impact on the Company's financial position and results of operations.

The competitive markets in which the Company operates could lead to reduced demand for its products in favor of its competitors' products, which could negatively impact its sales, gross margin, and prospects.

The markets for OTC pharmaceutical, animal health, nutritional, infant formula, generic pharmaceutical and API products are highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. Competition also comes from national brand companies and branded pharmaceutical companies. That competition could be intensified should those companies lower prices or manufacture their own store brand or generic equivalent products. Due to the high degree of price competition, the Company has not always been able to fully pass on cost increases to its customers. The inability to pass on future cost increases, the impact of store brand competitors and the impact of national brand companies lowering prices of their products, offering special promotional discounts or operating in the store brand market could have a material adverse impact on financial results. The Company also sells nationally branded animal health products. The animal health segment has seen a dramatic increase in the direct to consumer advertising of several branded competitors. The Company may see an increase in competition as more competitors increase national advertising expenditures. As additional companies come to market with product registrations similar to the Company, pricing strategies or marketing support may need to become more competitive. In addition, since the Company sells its nutritional products through retail drug, supermarket and mass merchandise chains, it may experience increased competition in its nutritional products business through alternative channels such as health food stores, direct mail and direct sales as more consumers obtain products through these channels. The Company has evaluated, and will continue to evaluate, the products and product categories in which it does business. Future product line extensions, or deletions, could have a material impact on the Company's financial position or results of operations.

Selling prices of generic drugs typically decline, sometimes dramatically, as competition intensifies due to additional companies receiving approvals for a given product or brands launching authorized generics. To the extent that the Company succeeds in being the first to market a generic version of a significant product, the Company's sales and profit can be substantially increased in the period following the introduction of such product and prior to a competitor's introduction of an equivalent product. The Company's ability to sustain its sales and profitability on any product over time is dependent on both the number of new competitors for such product, some of whom may be significantly larger than the Company, and the timing of their approvals.

Certain competitors are choosing to consolidate in the generic pharmaceutical and nutritional industries. These consolidations may create larger companies with which the Company must compete and provide further pressure on prices, development activities or customer retention. The impact of future consolidation in the industry could have a material impact on the Company's financial position or results of operations.

The Company's API business is subject to increased competition from other manufacturers of API located in Europe and developing countries, such as India and China. Such competition may result in loss of API customers and/or decreased profitability in this business segment.

Many companies are working to develop new therapies or alternative formulations of products for MS that, if successfully developed, would compete with Tysabri®. A drug may be subject to competition from alternative therapies during the period of patent protection or regulatory exclusivity and, thereafter, it may be subject to further competition from generic products or biosimilars.

The Company's quarterly results are impacted by a number of factors, some of which are beyond the control of management, that may result in significant quarter-to-quarter fluctuations in operating results.

The Company's quarterly operating results depend on a variety of factors including, but not limited to, the severity, length and timing of the cough/cold/flu season and flea and tick season, the timing of new product approvals and introductions by the Company and its competitors, price competition, changes in the regulatory environment, the magnitude and timing of research and development investments, changes in the levels of inventories maintained by the Company's customers and the timing of retailer promotional programs. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations in its operating results.

Changes in estimates regarding fair value of goodwill or intangible assets may result in an adverse impact on the Company's results of operations.

The Company tests goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company's testing in fiscal 2014 resulted in no impairment charges related to goodwill.

Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, in-process research and development ("IPR&D") and trade names and trademarks. Certain trade names and trademarks, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding impairment of intangible assets.

Lack of availability of, or significant increases in the cost of, raw materials used in manufacturing the Company's products could adversely impact its profit margins and operating results.

Affordable high quality raw materials and packaging components are essential to all of the Company's business units due to the nature of the products the Company manufactures. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets and finished goods purchased by the Company are limited, or are available from one or only a few suppliers. In these situations, increased prices, rationing and shortages can occur. In response to these problems the Company tries to identify alternative materials or suppliers for such raw materials, bulk tablets and finished goods. FDA requirements for products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate material source. Certain material shortages and approval of alternate sources could adversely affect financial results. The rapid increase in cost of many raw materials from inflationary forces, such as increased energy costs, and the Company's ability or inability to pass on these increases to its customers, could have a material impact on the Company's financial results.

The Company maintains several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect the Company's ability to ship the related product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with the Company's higher volume or more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or result in delays and a loss of revenues. As a result, the loss of a single-source supplier could have a material adverse effect on the Company's results of operations.

In addition, raw materials purchased from third parties, including those from foreign countries, may contain counterfeit ingredients or other adulterants. The Company maintains a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify potential counterfeit ingredients, adulterants and toxic substances. Nevertheless, discovery of previously unknown problems with the raw materials or product manufacturing processes or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of the contaminated product from the marketplace, either temporarily or permanently. Any future recall or removal would result in additional costs to the Company and lost revenue and may give rise to product liability litigation, any of which could have a material adverse effect on the operating results of the Company.

The Company's infant formula products require certain key raw ingredients that are derived from raw milk, such as skim milk powder, whey protein powder and lactose. The Company's supply of milk-based ingredients may be limited by the ability of individual dairy farmers and cooperatives to provide raw milk in the amount and quality necessary to meet the needs of the Company's infant formula product category. Raw milk production is influenced by factors beyond the Company's control, including: (1) seasonal factors, such as dairy cows producing more milk in temperate weather than hot or cold weather, drought and extended unseasonably hot or cold weather potentially leading to lower than expected supplies; (2) environmental factors, such as the volume and quality of milk produced by dairy cows being linked closely to the quality of nourishment provided by the surrounding environment; (3) governmental agricultural and environmental policy, such as government grants, subsidies, land provisions, technical assistance, and other agricultural and environmental policies having a direct effect on the viability of individual dairy farmers and dairy farmer cooperatives and the number of dairy cows and quantities of milk they are able to produce and (4) global demand for milk and key ingredients derived from milk. The Company cannot guarantee that there will be sufficient supplies of these key ingredients derived from raw milk. Any disruption in the supply of these key ingredients derived from raw milk could adversely and materially impact the Company's infant formula product category.

The Company's products, and the raw materials used to make those products, generally have limited shelf lives. The Company's inventory levels are based, in part, on expectations regarding future sales. The Company may experience build-ups in inventory if sales slow. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products, thereby increasing the risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect the Company's results of operations. Cargo thefts and/or diversions and economically or maliciously motivated product tampering on store shelves may be experienced from time to time, causing unexpected shortages.

If the Company is unable to successfully obtain the necessary quota for controlled substances and List 1 chemicals, there is risk of delayed product launches or failure to meet commercial supply obligations. If the Company is unable to comply with regulatory requirements for controlled substances and List 1 chemicals, the DEA may take regulatory actions, resulting in temporary or permanent interruption of distribution, withdrawal of products from the market or other penalties.

Controlled substances and List 1 chemicals are subject to DEA regulation under the Controlled Substances Act. DEA quota requirements can limit the amount of controlled substances and List 1 chemicals a manufacturer may produce, the amount of API it may use to manufacture those products and the amount of controlled substance products and List 1 chemicals a packager may package. If the Company is unable to successfully obtain the quota amounts, there is the risk of delayed launches or failure to meet commercial supply obligations. In addition, failure to comply with the above laws and requirements can result in enforcement action that could have a material adverse effect on the Company's business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

The costs, both financially and in regard to management attention, of combating legal proceedings could have an adverse impact on the Company's business, financial condition and results of operations.

From time to time, the Company and/or its subsidiaries become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, false advertising/unfair competition, taxation matters, workers' compensation, product liability, environmental remediation issues and U.S. state or federal regulatory issues. See Note 14 of the Notes to the Company's Consolidated Financial Statements. Litigation is unpredictable and can be costly. No assurance can be made that litigation will not have a material adverse effect on the Company's financial position or results of operations in the future. Similarly, judicial decisions in proceedings to which the Company is not a party may result in the setting of legal precedent that could affect the future operation of the Company's business. In addition, the Company may face environmental exposures including, for example, those relating to discharges from and materials handled as part of its operations, the remediation of soil and groundwater contaminated by hazardous substances or wastes, and the health and safety of its employees. While the Company does not have any material remediation liabilities currently outstanding, the Company may in the future face liability for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under, or in its currently or formerly owned property, or from a third-party disposal facility that it may have used, without regard to whether the Company knew of, or caused, the presence of the contaminants. The actual or alleged presence of, or failure to remediate properly, these substances could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company may also be subject to liability if its products violate or are alleged to violate applicable laws or regulations in the jurisdictions where such products are distributed or in the event that its products cause or are alleged to cause injury, illness, or death. The successful assertion of product liability claims against the Company could result in potentially significant monetary damages and diversion of management resources, and require the Company to make significant payments and incur substantial legal expenses. Even if a product liability or consumer fraud claim is unsuccessful, not merited, or not fully pursued, the Company may still incur substantial legal expenses defending against such a claim, and the Company's reputation may suffer.

With regard to Tysabri®, the Company’s subsidiary Elan is a defendant in product liability lawsuits arising out of serious adverse events, including deaths, which occurred in patients taking Tysabri®. The Company expects additional product liability lawsuits related to Tysabri® usage to be filed. While the Company or Biogen Idec intend to vigorously defend these lawsuits, the Company cannot predict how these cases will be resolved. The Company and Biogen Idec will each be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. Adverse results in one or more of these cases could result in substantial monetary judgments.

Court rulings limiting the application of U.S. Federal preemption may have an adverse effect on the Company's operations as a result of a potential increase in litigation exposure.

On November 13, 2013, the FDA issued a proposed rule captioned, “Supplemental Applications Proposing Labeling Changes for Approved Drugs and Biologics.”  Pursuant to the proposed rule, the FDA is proposing  to change existing regulations to expressly provide that generic drug application holders may distribute revised labeling that differs from the corresponding brand drug upon submission of a "changes being effected" ("CBE-0") supplement to FDA.  FDA states that the proposed revisions to its regulations would create parity between branded drug application holders and generic drug application holders with respect to submission of CBE-0 supplements for safety-related labeling changes based on newly acquired information. This proposal is also intended to ensure that generic drug companies actively participate with FDA in ensuring the timeliness, accuracy, and completeness of drug safety labeling in accordance with current regulatory requirements.  The FDA received comments on the proposed rule until March 13, 2014.  The FDA has not yet issued a final rule on this issue.  If this proposed regulatory change is adopted, it may eliminate the preemption of certain failure-to-warn claims, with respect to generic drugs, which could have an adverse impact on the future operating results of the Company.

Third-party patents and other intellectual property rights may limit the Company's ability to bring new products to market and may subject the Company to potential legal liability. The failure to bring new products to market in a timely manner without incurring legal liability could cause the Company to lose market share and its operating results may suffer.

The Company's ability to bring new products to market is limited by certain patent, trademark and trade dress factors including, but not limited to, the existence of patents protecting brand products for all business segments and the regulatory exclusivity periods awarded on products. The cost and time to develop these prescription and switch products is significantly greater than the rest of the new products that the Company seeks to introduce. Moreover, the manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. The Company may have to defend against charges that it violated patents or proprietary rights of third parties. The Company's defense against charges that it infringed third-party patents or proprietary rights could require the Company to incur substantial expense and to divert significant effort of its technical and management personnel. If the Company is found to have infringed on the rights of others, it could lose its right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.

Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, the Company cannot be certain that the necessary licenses would be available to it on terms it believes to be acceptable. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling a number of its products.

At times, the Company may seek approval to market NDA or ANDA products before the expiration of patents for those products, based upon its belief that such patents are invalid, unenforceable or would not be infringed by its products. As a result, the Company may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, the Company may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision or while an appeal of a lower court decision is pending. This is referred to in the pharmaceutical industry as an "at risk" launch. The risk involved in an "at risk" launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits the Company makes from selling the generic version of the product. By electing to proceed in this manner, the Company could face substantial damages if a final court decision is adverse to the Company. In the case where a patent holder is able to prove that the Company's infringement was "willful" or "exceptional", under applicable law, the patent holder may be awarded up to three times the amount of its actual damages or the Company may be required to pay attorneys’ fees. In May 2014, the Company launched azelastine hydrochloride nasal spray prior to a court decision. The litigation was settled in June 2014.

The success of certain of the Company's products depends on the effectiveness of measures it takes to protect its intellectual property rights and patents.

The Company's success with certain of its products depends, in part, on its ability to protect and defend its intellectual property rights. If the Company fails to adequately protect its intellectual property, competitors may manufacture and market similar products. The Company has been issued patents covering certain of its products, and has filed, and expects to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the U.S. Any existing or future patents issued to or licensed by the
Company may not provide it with any significant competitive advantages for its products or may even be challenged, invalidated or circumvented by competitors. In addition, such patent rights may not prevent the Company's competitors from developing, using or commercializing non-infringing products that are similar or functionally equivalent to its products.

The Company also relies on trade secrets, unpatented proprietary know-how and continuing technological innovation that it seeks to protect, in part by confidentiality agreements with licensees, suppliers, employees and consultants. If these agreements are breached, the Company may not have adequate remedies for any such breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, trade secrets and proprietary technology may otherwise become known or be independently developed by competitors or, if patents are not issued with respect to products arising from research, the Company may not be able to maintain the value of such intellectual property rights. The Company is also increasing its research and development efforts in countries where risks of improper disclosure of trade secrets and proprietary technology are higher than in the U.S. and Israel.

A significant disruption at any of the Company's main manufacturing facilities could materially and adversely affect the Company's business, financial position and results of operations.

The Company's U.S. manufacturing operations are concentrated in Michigan, Minnesota, South Carolina, New York, Vermont, Ohio, and Nebraska. The primary non-U.S. operations are in Israel. Approximately 80% of the Company's fiscal 2014 revenues are related to these world-wide manufacturing facilities. A significant disruption resulting from, but not limited to, fire, tornado, storm, flood, cyber attacks, material supply, insufficient quality, or pandemic at any of the Company's facilities could impair its ability to develop, produce and/or ship products on a timely basis, which could have a material adverse effect on the Company's business, financial position and operating results.

The Company is dependent on the services of certain key executive and scientific employees. The failure to attract and retain such employees may have a material adverse impact on the Company's results of operations.

The Company's future success will depend in large part upon its ability to attract and retain highly skilled employees. Key functions for the Company include executive managers, operational managers, research and development scientists, information technology specialists, financial and legal specialists, regulatory professionals, quality compliance specialists and sales/marketing personnel. Should the Company be unable to attract or retain key qualified employees, future operating results may be adversely impacted.

Increasing use of social media could give rise to liability, breaches of data security or reputation damage.

The Company and its employees are increasingly utilizing social media tools as a means of communication both internally and externally. To the extent that the Company seeks to use these tools as a means to communicate about its products and/or business, there are uncertainties as to either the rules that apply to such communications, or as to the interpretations that authorities will apply to the rules that exist. As a result, despite the Company's efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the Company's use of social media for such purposes may cause it to be found in violation of them. In addition, because of the availability of social media tools globally, the Company's employees may knowingly or inadvertently make use of them in ways that may not be aligned with the Company's social media strategy, and that may give rise to liability, or could lead to the loss of trade secrets or other intellectual property, or public exposure of personal information (including sensitive personal information) of the Company's employees, clinical trial patients, customers and others. In either case, such uses of social media could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, negative posts or comments about the Company, store brands or generic pharmaceuticals, or its products in social media could seriously damage its reputation and could adversely affect the price of its securities.

To protect itself against various potential liabilities, the Company maintains a variety of insurance programs. Significant increases in the cost or decreases in the availability of such insurance could adversely impact the Company's financial condition.

The Company maintains insurance, including property, general and product liability, and directors' and officers' liability to protect itself against potential loss exposures. The Company cannot predict whether deductible or retention amounts will increase or whether coverage will be reduced in the future. To the extent that losses occur, there could be an adverse effect on the Company's financial results depending on the nature of the loss and the level of insurance coverage maintained by the Company. From time to time, the Company may reevaluate and change the types and levels of insurance coverage that it purchases. We are self-insured when insurance is not available, retain certain self-insured retentions and have risk management strategies where insurance is not available at reasonable premium levels.

The Company, like retailers and other distributors and manufacturers of products, is exposed to product liability claims in the event that, among other things, the use of its products results in injury. There is no assurance that product liability insurance will continue to be available to the Company at an economically reasonable cost (or at all for certain specific products) or that the Company's insurance will be adequate to cover liability that the Company incurs in connection with product liability claims. See Note 14 of the Notes to Consolidated Financial Statements for further information related to Legal Proceedings.

Risks Related to Acquisitions

Although the Company only enters into business acquisitions and divestitures that it expects will result in benefits to the Company, the Company may not realize those benefits because of integration and other challenges, which could have a material adverse effect on the Company's stock price or operating results.

As part of the Company's strategy, it evaluates potential acquisitions in the ordinary course of business, some of which could be and have been material. Potential acquisition targets are evaluated on whether they have the capacity to deliver a return on invested capital ("ROIC") in excess of 200 basis points over the Company’s weighted average cost of capital ("WACC") within three years. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities of, the respective parties;

•	the potential loss of key customers, management and employees of an acquired business;

•	the consummation of financing transactions, acquisitions or dispositions and the related effects on the Company's business;

•	the ability to achieve identified operating and financial synergies from an acquisition in the amounts and on the timeframe;

•	problems that could arise from the integration of the respective businesses, including the application of internal control processes to the acquired business; and

•	unanticipated changes in business, industry, market, or general economic conditions that differ from the assumptions underlying the Company's rationale for pursuing the transaction.

Any one or more of these factors could cause the Company not to realize the benefits anticipated from a transaction. Moreover, any acquisition opportunities the Company pursues could materially affect its liquidity and capital resources and may require the Company to incur indebtedness, seek equity capital or both. Future acquisitions could also result in the Company assuming more long-term liabilities relative to the value of the acquired assets than it has assumed in its previous acquisitions. Further, acquisition accounting rules require evaluation of certain assumptions, estimates or determination of financial statement classifications, which are completed during the measurement period as defined in current accounting standards. Accounting policies of the Company and acquisition accounting rules may materially vary from those of the acquired company. Any changes in assumptions, estimates or financial statement classifications may be material and have a material adverse effect on the assets, liabilities or future earnings of the new combined consolidated company.

In addition, integration activities may place substantial demands on the Company's management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on the Company's reputation and business. The Company's failure to successfully integrate acquisitions could have a negative effect on its operations. Integration risks and synergies associated with the Company's acquisitions are likely to include, but are not limited to, sales force, sales channel or product portfolio rationalization; manufacturing, distribution and supply chain integration and purchasing savings; quality and regulatory process standardization; and information technology and administration shared service implementations. The dedication of management resources to such integration may detract attention from the Company's day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transaction process or other material adverse effects as a result of these integration efforts. In addition, a lack of performance of acquisitions could cause financial difficulties.

The Company also evaluates the performance of all operating business units against an ROIC threshold. Underperforming assets typically have a specific period to improve performance before other strategic alternatives are considered. The Company's inability to successfully divest or sell assets in a timely manner could have a negative effect on its operations. In addition, the process of divestitures could cause strains on the ongoing operations of the Company.

The Company's actual financial positions and results of operations may differ materially from the unaudited pro forma financial data included in Note 2 of the Notes to Consolidated Financial Statements.

The pro forma financial information contained in Note 2 of the Notes to Consolidated Financial Statements is presented for illustrative purposes only and may not be an indication of what the Company's financial position or results of operations would have been had the acquisitions been completed on the dates indicated. The pro forma financial information has been derived from the historical financial information of Perrigo Company, Elan and the acquired Fera and Aspen assets, and certain adjustments and assumptions have been made regarding the combined company after giving effect to the transactions. The acquired assets and assumed liabilities have been measured at fair value based on various preliminary estimates using assumptions that the Company's management believes are reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates may be revised as additional information becomes available and as additional analyses are performed. The pro forma financial data is based on a preliminary purchase price allocation, and the actual allocation of the purchase price will be performed only after all purchase price adjustments have been completed. Accordingly, the actual financial condition and results of operations of the combined company may not be consistent with, or evident from, this pro forma financial information.

In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect the Company's financial condition or results of operations. Acquisition accounting rules require evaluation of certain assumptions, estimates or determination of financial statement classifications that are completed during the measurement period as defined in current accounting standards. The Company's accounting policies and acquisition accounting rules may materially vary from those of its acquired companies. Any changes in assumptions, estimates, or financial statement classifications may be material and have a material adverse effect on the assets, liabilities or future earnings of the new combined consolidated company. Any potential decline in the Company's financial condition or results of operations may cause significant variations in the Company's share price.

The Company's results of operations and cash flow needs could be materially impacted by acquisitions.
The Company's senior credit facilities, the agreements governing its senior notes and agreements governing its other indebtedness contain a number of restrictions and covenants that limit the Company's ability to make distributions or other payments to its investors and creditors unless certain financial tests or other criteria are satisfied. The Company also must comply with certain specified financial ratios and tests. These restrictions could affect the Company's ability to operate its business and may limit its ability to take advantage of potential business opportunities, such as acquisitions. If the Company does not comply with the covenants and restrictions contained in its senior credit facilities, agreements governing its senior notes and agreements governing its other indebtedness, the Company could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. Any default under the Company's senior credit facilities or agreements governing its senior notes or other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the Company's indebtedness is accelerated, there can be no assurance that it would be able to repay or refinance its debt or obtain sufficient new financing.
The Company has various maturity dates associated with its credit facilities, senior notes and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of its indebtedness. Further, there is no assurance that future refinancing or renegotiation of the Company's senior credit facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms.
The Company has acquired significant assets that could become impaired or subject the Company to losses and may result in an adverse impact on the Company's results of operations.

In addition to the $5.8 billion Tysabri® distribution and license agreement recorded as an intangible asset and described above, the Company also acquired investment securities and equity method investments, and recorded $2.3 billion of goodwill in connection with the Elan acquisition. All of these assets are subject to impairment, which would adversely impact the Company's results of operations.

For intangible assets subject to amortization such as Tysabri®, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. See Note 3 of the Notes to the Consolidated Financial Statements for further information.

If the Company determines that a loss in the value of its equity method investments is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded to other expense (income), net. Evaluations of recoverability are based primarily on projected cash flows. Due to uncertainties in the estimation process, actual results could differ from such estimates. Additionally, the equity method of accounting requires the Company to record a proportionate share of the profits and losses of its equity method investments. If the entities accounted for as equity method investments experience significant losses, the Company will have to record a proportionate share of those losses, which could significantly impact the Company's results of operations.

Risks Related to Doing Business Internationally

A substantial portion of the sources of raw materials and an increasing volume of sales of the Company are outside the U.S. Additional legislation or regulation concerning importing/exporting may be enacted, which could have an adverse impact on the Company's net sales and resulting income.

The Company imports and exports products and raw materials from/to several jurisdictions around the world. This process involves Company subsidiaries and third parties operating in a number of jurisdictions with different customs and import/export regulations. The regulations are subject to change from time to time and the Company cannot predict the nature, scope or impact of these changes upon the Company's operations. The Company is subject to periodic reviews and audits by governmental authorities responsible for administering these regulations. To the extent that the Company is unable to successfully defend itself against an audit or review, the Company may be required to pay assessments, penalties and increased duties, which may, individually or in the aggregate, negatively impact the Company's gross margins and operating results. Certain of the Company's facilities operate in a special purpose subzone established by the U.S. Department of Commerce Foreign Trade Zone Board, which allows the Company certain tax advantages on products and raw materials shipped through these facilities. If the U.S. Department of Commerce Foreign Trade Zone Board were to revoke the subzone designation or limit its use by the Company, the Company could be subject to increased duties, which may negatively impact the Company's gross margins and operating results.

Conducting business in international markets involves risks and uncertainties such as foreign exchange rate exposure and social, political and economic instability that could lead to increased prices for raw materials, reduced international sales and reduced profitability associated with such sales, which could have an adverse impact on the Company's net sales and resulting income.

The Company sources certain key raw materials and finished products from foreign suppliers in countries that include, but are not limited to, Australia, Canada, China, Denmark, India and Mexico. The Company's primary markets for the sale of its products outside the U.S. are Canada, Germany, Israel, Mexico, the U.K., China and Australia. The Company may have difficulty in international markets due, for example, to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different cultural biases and political systems and strict adherence to all anti-corruption laws including the U.S. Foreign Corrupt Practices Act. Violence and crime in Mexico could adversely affect the Company's manufacturing activities and ability to recruit and retain employees there. Sales to customers outside the U.S. and foreign raw material purchases expose the Company to a number of risks, including unexpected changes in regulatory requirements, possible difficulties in enforcing agreements, longer payment cycles, longer shipping lead-times, inefficient port operations, exchange rate fluctuations, difficulties obtaining export or import licenses, the imposition of withholding or other taxes, economic or political instability, embargoes, military hostilities or exchange controls. Should any of these risks occur, they may have a material adverse impact on the operating results of the Company.

Conditions in Israel affect the Company's operations and may limit its ability to produce and sell its products.

The Company has significant manufacturing and research and development facilities in Israel. Political, economic and military conditions in Israel directly affect the Company's operations, and the Company could be adversely affected by current or future hostilities involving Israel or a significant recession or downturn in the economic or financial condition of Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel in recent years. These hostilities can adversely affect Israel's relationship with a number of countries in the region and elsewhere, as well as its relationship with international organizations.

While none of the Company's facilities in Israel have been directly affected by hostile operations, there can be no assurance that a further escalation of hostilities will not impact the Company's facilities. Currently there is conflict in Gaza, and Perrigo facilities are within the ranges of the rockets fired at Israel from Gaza. Furthermore, the Company's employees in Israel include members of the Israeli military reserves, some of whom have been called up for active duty. If a significant number of the Company's employees in Israel are called up for active duty in the military, the Company's operations in Israel may be materially adversely affected. Finally, travel, including FDA travel, has been disrupted or halted during the recent hostilities.

Escalations of hostilities have disruptive effects on Israel's economy, and any international economic sanctions against Israel could further harm Israel's economy. These economic developments could have an adverse effect on the Company's Israel Pharmaceutical and Diagnostic Products business.

Furthermore, certain parties with whom the Company does business may decline to travel to Israel, which would force the Company to make alternative arrangements where necessary. The United States Department of State has at times issued an advisory regarding travel to various sections of Israel. As a result of the State Department's advisories, the FDA has at various times curtailed or prohibited its inspectors from traveling to Israel to inspect the facilities of Israeli companies, and should this occur with respect to the Company's Israeli facilities, the FDA could withhold approval for new products intended to be produced at those facilities.

Although it has not yet occurred, the political and security situation in Israel may result in certain parties with whom the Company has contracts claiming that they are not obligated to perform their commitments pursuant to force majeure provisions of those contracts.

The Company could experience disruption of its manufacturing and research and development facilities due to terrorist acts or military actions. If terrorist acts or military actions were to result in substantial damage to the Company's facilities, business activities would be disrupted since, with respect to most products, the Company would need to obtain prior FDA approval for a change in manufacturing site. The Company's insurance may not adequately compensate it for losses that may occur and any losses or damages incurred by the Company could have a material adverse effect on its business.

Some neighboring countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. The Company is also precluded from marketing its products to certain of these countries due to U.S. and Israeli regulatory restrictions. Because an immaterial amount of the Company's revenue is currently derived from sales to these countries, the Company believes that the boycott has not had a material adverse effect on its current operations. However, continuation or extension of the boycott or implementation of additional restrictive laws, policies or practices directed towards Israel or Israeli businesses could have an adverse impact on the expansion of the Company's business.

Risks Related to the Company's Liquidity and Capital Resources

The Company's business requires continuous capital investments and there can be no assurance that financial capital will always be available on favorable terms or at all. In some instances, the Company may determine to issue additional shares of capital stock in order to meet its capital needs, which would dilute existing shareholders' ownership.

The Company maintains a broad product line to function as a primary supplier for its customers. Capital investments are driven by growth, technological advancements, cost improvement and the need for manufacturing flexibility. Estimation of future capital expenditures could vary materially due to the uncertainty of these factors. If the Company fails to stay current with the latest manufacturing, information and packaging technology, it may be unable to competitively support the launch of new product introductions.

The Company anticipates that cash, cash equivalents, cash flows from operations and borrowings available under its credit facilities will substantially fund working capital and capital expenditures. The Company has historically evaluated acquisition opportunities and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. The historical growth of sales and profits has been positively influenced by acquisitions. There is no assurance that future sales and profits will, or will not, be impacted by acquisition activities.

     If the Company decides to seek additional capital through the issuance of additional ordinary shares, existing shareholders' ownership may be diluted.

Changes in the Company's credit ratings may limit its access to capital and materially increase borrowing costs.

The Company has received ratings from Moody's Investor Service and Standard and Poor's Rating Services. Any changes or downgrades to the Company's credit ratings and outlook could negatively impact the Company's access to capital markets and the perception of the Company's credit risk by lenders and other third parties. The Company's credit ratings are based upon information furnished by the Company or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review the ratings assigned to the Company due to developments that are beyond the Company's control, including the introduction of new standards requiring the agencies to re-assess rating practices and methodologies.

Any downgrade to the ratings of the Company's debt securities may result in higher interest costs for certain of the Company's credit facilities and other debt financings, and could result in higher interest costs on future financings. Further, downgrades may impact the Company's ability to obtain adequate financing, including via trade payables with vendors. Customers' inclination to purchase goods from the Company may also be affected by the publicity associated with deterioration of the Company's credit ratings.

Customer channel consolidation, including retailers and buyers, can increase the Company's credit risk, which may adversely affect the Company's financial position or results of operations.

               Retailer and buyer consolidation continues to increase the size of the Company's customers. If a large customer should encounter financial difficulties, the Company's exposure with respect to uncollectible receivables and unusable inventory, as well as the potential loss of future sales, could result in a material adverse impact on the Company's financial position or results of operations.

 The Company's results are impacted by global economic conditions; weaknesses or downturns in the global economy could adversely impact the Company's liquidity and financial condition.

The Company’s business is impacted by economic conditions in the U.S. and in other countries in which the Company produces and markets its products. Slower economic growth, geopolitical issues, sovereign debt issues, and the state of global real estate markets may contribute to increased market volatility. Although economic conditions have improved over the last few years, there continues to be uncertainty as to whether this improvement is sustainable. Continued market volatility could adversely affect the Company's stock price, liquidity and overall financial condition.

The Company's customers and suppliers may be adversely affected if the current economic conditions worsen. Although the Company actively reviews the credit worthiness of its customers and suppliers, the Company cannot fully predict to what extent its customers and suppliers may be negatively impacted and thus to what extent the Company's operations would be affected.

The Company invests cash and cash equivalents primarily in demand deposits and other short-term instruments with maturities of three months or less at the date of purchase. The Company typically maintains a balance between objectives of safety of principal, liquidity and return by investing primarily in U.S., federal, state and local government obligations, direct obligations of local sovereign governments and in bank obligations of the Company's credit banks meeting a minimum third-party credit rating standard. The value of the Company's assets may be adversely affected if economic conditions worsen.

Although the Company's lenders have made commitments to make funds available to the Company in a timely fashion, if economic conditions worsen or new information becomes publicly available impacting these lenders' credit ratings or capital ratios, the Company's lenders may be unable or unwilling to lend money pursuant to the Company's existing credit facilities. In addition, if the Company determines that it is appropriate or necessary to raise capital in the future, the cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable. If the Company is unable to use its existing credit facilities or raise funds through debt or equity markets, the Company's liquidity or ability to follow its key growth strategies could be materially and adversely affected.

Additionally, decreases in personal incomes may have caused consumers to look for and purchase lower priced products, such as generic and store brand products manufactured by the Company, as an alternative to higher priced brand-name products. To the extent that this trend has occurred, the Company's sales could be negatively affected if economic conditions improve and if consumers were enticed to go back to purchasing higher-priced brand-name products.

Tax-Related Risks

The U.S. Internal Revenue Service ("IRS") may not agree with the conclusion that the Company is treated as a foreign corporation for U.S. federal tax purposes.

Although the Company is incorporated in Ireland, the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to section 7874 of the U.S. Internal Revenue Code of 1986, as amended ("Code"). For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because the Company is an Irish incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

For the Company to be treated as a foreign corporation for U.S. federal tax purposes under section 7874 of the Code, either (i) the former stockholders of Perrigo Company must own (within the meaning of section 7874 of the Code) less than 80% (by both vote and value) of the Company's stock by reason of holding shares in Perrigo Company (the "ownership test") or (ii) the Company must have substantial business activities in Ireland after the Elan acquisition (taking into account the activities of the Company’s expanded affiliated group). As of the acquisition date, Perrigo Company stockholders held 71% (by both vote and value) of the shares in the Company.

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

Following the acquisition of a U.S. corporation by a foreign corporation, section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, the Company currently expects this limitation will apply, and as a result, the Company currently does not expect that it or its U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions.

Changes in tax laws or income tax rates could have a material adverse effect on the Company's results of operations and the ability to utilize cash in a tax efficient manner.

The Company believes that under current law, it should be treated as a foreign corporation for U.S. federal tax purposes. However, changes to the inversion rules in section 7874 of the Code, or the IRS Treasury regulations promulgated thereunder, or other IRS guidance, could adversely affect the Company's status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to the Company, Perrigo Company, and/or their respective stockholders, shareholders and affiliates. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, and such legislation, if passed, could have an adverse effect on the Company.

Moreover, the Office of the Revenue Commissioners, U.S. Congress, the Organisation for Economic Co-operation and Development and other Government agencies in jurisdictions where the Company and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting", where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which the Company and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect the Company.

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

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

The government programs in Israel in which the Company participates and the tax benefits the Company receives require the Company to meet several conditions and may be terminated or reduced in the future, which would increase the Company's costs and tax expenses.

The Company has received grants for research and development from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, the Company's development projects must be approved by the Chief Scientist on a case-by-case basis. If the Company's development projects are not approved by the Chief Scientist, the Company will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects the Company to certain restrictions and pre-approval requirements, which may be conditioned on additional royalty payments with rights to transfer intellectual property and/or production abroad. The Company also receives tax benefits, in particular exemptions and reductions, as a result of the Privileged Enterprise status of certain existing operations in Israel. To be eligible for these tax benefits, the Company must maintain its Privileged Enterprise status by meeting conditions, including making specified investments in fixed assets located in specific regions in Israel and investing additional equity in itself and its Israeli subsidiaries and by meeting projections provided to the regulatory agencies. If the Company fails to meet these conditions in the future, the tax benefits would be canceled, and the Company could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. If such benefits are reduced or eliminated in the future, the Company's results of operations will be adversely impacted.

In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. Therefore, the above risk is only applicable for the Company for fiscal year 2011 as statutes remain open for this year.

Risks Related to Ownership of the Company's Ordinary Shares

The Company is incorporated in Ireland, and Irish law differs from the laws in effect in the United States and may afford less protection to, or otherwise adversely affect, our shareholders.

The Company’s shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, we are governed by the Irish Companies Acts 1963-2013 (the Act). The Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. For example, under Irish law, the duties of directors and officers of a company are generally owed to the company only. As a result, shareholders of Irish companies do not have the right to bring an action against the directors or officers of a company, except in limited circumstances. In addition, depending on the circumstances, shareholders may be subject to different or additional tax consequences under Irish law as a result of the acquisition, ownership and/or disposition of ordinary shares, including, but not limited to, Irish stamp duty, dividend withholding tax and capital acquisitions tax.

The Company is incorporated in Ireland, and it may be difficult to enforce judgments against the Company or certain of the Company's officers and directors.

The Company is incorporated in Ireland and a substantial portion of assets are located in jurisdictions outside the U.S. In addition, some of the officers and directors reside outside the U.S., and some or all of their respective assets are or may be located in jurisdictions outside of the U.S. Therefore, it may be difficult for investors to enforce against the Company any judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

There is no treaty between Ireland and the U.S. providing for the reciprocal enforcement of foreign judgments. Before a foreign judgment would be deemed enforceable in Ireland, the judgment must be provided by a court of competent jurisdiction and be for a final and conclusive sum. An Irish court may also exercise its right to refuse judgment if the foreign judgment was obtained by fraud, if the judgment violated Irish public policy, if the judgment is in breach of natural justice or if it is irreconcilable with an earlier judgment. Further, an Irish court may stay proceedings if concurrent proceedings are being brought elsewhere. Judgments of U.S. courts of liabilities predicated upon U.S. federal securities laws may not be enforced by Irish courts if deemed to be contrary to public policy in Ireland.

In certain limited circumstances, dividends paid by the Company may be subject to Irish dividend withholding tax.

In certain limited circumstances, dividend withholding tax (currently at a rate of 20%) may arise in respect of dividends, if any, paid on Perrigo ordinary shares. A number of exemptions from dividend withholding tax exist such that shareholders resident in the U.S. and shareholders resident in certain other countries may be entitled to exemptions from dividend withholding tax (the "Relevant Territories").

Shareholders resident in the U.S. that hold their shares through the Depository Trust Company ("DTC") will not be subject to dividend withholding tax provided the addresses of the beneficial owners of such shares in the records of the brokers holding such shares are recorded as being in the U.S. (and such brokers have further transmitted the relevant information to a qualifying intermediary appointed by Perrigo). All U.S. resident shareholders in the Company that hold their shares outside of DTC and shareholders resident in other Relevant Territories will not be subject to dividend withholding tax provided the beneficial owners of such shares have furnished completed and valid dividend withholding tax forms and an IRS Form 6166, as appropriate, to the Company's transfer agent or their brokers (and such brokers have further transmitted the relevant information to the Company's transfer agent). However, other shareholders may be subject to dividend withholding tax, that could adversely affect the Company's share price.

Dividends received by Irish residents and certain other shareholders may be subject to Irish income tax.

Most Irish tax resident or ordinarily resident shareholders (other than Irish resident companies that have completed the appropriate dividend withholding tax ("DWT" forms)) will be subject to DWT in respect of dividends received from the Company.  Shareholders that are residents of Ireland, but are entitled to received dividends without DWT, must complete the appropriate DWT forms and provide them to their brokers before the record date for the dividend, or to the Company’s transfer agent at least seven business days before the record date for the dividend.

Shareholders who are not resident nor ordinarily resident in Ireland but who are not entitled to an exemption from Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends which suffer dividend withholding tax.

Perrigo ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.

Irish capital acquisitions tax ("CAT") could apply to a gift or inheritance of Perrigo ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because Perrigo ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €225,000 in respect of taxable gifts or inheritances received from their parents.

Risks Related to the Company's Corporate Structure

A number of factors may limit the Company’s ability to pay dividends in the future.

The Company recently created distributable reserves by means of a reduction of share capital that was approved by the shareholders of the Company and the Irish High Court. In the event the Company chooses to seek to create further distributable reserves by means of a capital reduction, this will also require Irish High Court approval and shareholder approval. The Company is not aware of any reason why the Irish High Court would not approve the further creation of additional distributable reserves by means of a further capital reduction; however the issuance of the required order is a matter for the discretion of the Irish High Court. There also can be no guarantee that shareholder approval will be obtained.

The Company’s ability to pay dividends will be limited by the availability of distributable reserves. Although distributable reserves can be created by means of a reduction in capital, the ongoing availability of distributable reserves will depend on whether the Company has, on an individual entity basis, "profits available for distribution" (within the meaning of the Irish Companies Acts); however, the future generation of additional distributable reserves cannot be guaranteed. The Company is a holding company that does not expect to conduct any business operations of its own. As a result, the Company will be dependent on cash dividends and distributions and other transfers from its subsidiaries in order to pay dividends to its shareholders. Any future determination to declare dividends will be made at the discretion of the Company’s board of directors, subject to compliance with applicable laws (including the Irish Companies Acts) and covenants under current or future credit facilities, which may restrict or limit the Company’s ability to pay dividends. The determination also will depend on the Company’s financial condition, results of operations, capital requirements, general business conditions and other factors that the Company’s board of directors may deem relevant.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.
The following is a list of the primary facilities owned or leased by the Company and the segment(s) that are generally supported by the facility as of June 28, 2014:

Location	No. of Facilities	Approx. Square Footage		Segment(s)
		Owned	Leased
Dublin, Ireland	1	—	20,000	Specialty Sciences
Michigan	38	2,330,000	1,514,000	Consumer Healthcare, Nutritionals, Rx Pharmaceuticals
New York	4	—	282,000	Consumer Healthcare, Nutritionals, Rx Pharmaceuticals
South Carolina	3	200,000	460,000	Consumer Healthcare, Nutritionals, Rx Pharmaceuticals
Ohio	1	97,000	—	Nutritionals
Vermont	4	215,000	101,000	Nutritionals
Virginia	10	—	40,000	Nutritionals
Minnesota	2	200,000	97,000	Rx Pharmaceuticals
Nebraska	1	130,000	—	Consumer Healthcare
Kansas	2	87,000	25,000	Consumer Healthcare
Tennessee	2	—	300,000	Consumer Healthcare
California	1	—	55,000	Specialty Sciences
Pennsylvania	2	—	113,000	Specialty Sciences
Barnsley, U.K.	1	—	155,000	Consumer Healthcare
Braunton, U.K.	1	223,000	—	Consumer Healthcare
Leeds, U.K.	5	—	103,000	Rx Pharmaceuticals
Ramos Arizpe, Mexico	5	327,000	165,000	Consumer Healthcare, Nutritionals
Guadalajara Jalisco, Mexico	4	59,000	25,000	Consumer Healthcare
Toluca, Mexico	1	—	23,000	Consumer Healthcare
Balcatta, Western Australia	1	37,000	—	Consumer Healthcare
Baulkham Hills, New South Wales	1	—	18,000	Consumer Healthcare
Maharashtra, India	1	240,000	—	Consumer Healthcare, API
Yeruham, Israel	1	270,000	—	Rx Pharmaceuticals
B’nei-Brak, Israel	3	—	106,000	Rx Pharmaceuticals, Israel Pharmaceuticals and Diagnostic Products(1), API
Neot Hovav, Israel	1	750,000	—	API

(1)	Represents operating segment in Other category

All of the facilities above provide manufacturing, logistics and offices to support the respective segment and/or location. The Company leases other minor properties for logistics and offices in the U.S., Israel, Mexico, India and China. The Company considers all of its properties to be well-maintained and suitable for the intended purpose of the facility.

Item 3.	Legal Proceedings.

Information regarding the Company's current legal proceedings is presented in Note 14 of the Notes to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

Additional Item.	Executive Officers of the Registrant.

The executive officers of the Company and their ages and positions as of August 8, 2014 were:

Name	Age	Position
Douglas S. Boothe	50	Executive Vice President, General Manager, Rx Pharmaceuticals
Judy L. Brown	46	Executive Vice President, Chief Financial Officer
Thomas M. Farrington	57	Senior Vice President, Chief Information Officer
John T. Hendrickson	51	Executive Vice President, Global Operations and Supply Chain
Scott F. Jamison	58	Executive Vice President, General Manager, Nutritionals
Todd W. Kingma	54	Executive Vice President, General Counsel and Secretary
Sharon Kochan	46	Executive Vice President, General Manager, International
Jeffrey R. Needham	58	Executive Vice President, General Manager, Consumer Healthcare
Joseph C. Papa	58	Chairman, President and Chief Executive Officer
Jatin Shah, Ph.D.	61	Senior Vice President, Chief Scientific Officer
Michael R. Stewart	62	Senior Vice President, Global Human Resources
Louis W. Yu, Ph.D.	64	Executive Vice President, Global Quality

Mr. Boothe was named Executive Vice President, General Manager, Rx Pharmaceuticals in January 2013. Prior to joining the Company, Mr. Boothe was Chief Executive Officer of Actavis Inc. from August 2008 to December 2012, where he was responsible for all aspects of its generics business in North America and Latin America, and Chief Operating Officer of Actavis Inc. from 2006 to 2008. He also has held a series of leadership roles at Alpharma Inc., Pharmacia Corporation and Xerox Corporation.

Ms. Brown was named Executive Vice President, Chief Financial Officer in July 2006. She served as Vice President and Corporate Controller from September 2004 to July 2006. Previously, Ms. Brown held various senior positions in finance and operations at Whirlpool Corporation from 1998 to August 2004 and prior to that worked for Ernst & Young LLP in the U.S. and Germany. Ms. Brown is a director of Belden Corporation, an NYSE traded company, that is a global leader in high quality, end-to-end signal transmission solutions and network infrastructure needs for industrial, enterprise and broadcast markets.

Mr. Farrington was named Senior Vice President, Chief Information Officer in October 2006. He formerly served as Chief Information Officer for F. Dohmen Co. in addition to serving as a division President for JASCORP LLC from 2003 to October 2006. Prior to that position, Mr. Farrington held various senior positions in information technology and finance at Dell, Inc. from 1999 to 2003.

Mr. Hendrickson was named Executive Vice President, Global Operations and Supply Chain in October 2009. He served as Executive Vice President and General Manager, Perrigo Consumer Healthcare from March 2007 to October 2009. He served as Executive Vice President of Operations from 1999 to 2007.  Mr. Hendrickson began his employment with the Company in 1989.

Mr. Jamison was named Executive Vice President, General Manager, Nutritionals in January 2011. Before the Company acquired PBM Holdings, Inc. in fiscal 2010, Mr. Jamison had served as PBM's Executive Vice President and General Counsel since the formation of PBM in 1997 and was a key member of the executive team throughout the evolution and growth of PBM. In addition to his legal responsibilities, Mr. Jamison has held senior leadership responsibilities in operations and sales, as well as in new business and product development.

Mr. Kingma was named Executive Vice President in May 2006. He served as Vice President, General Counsel and Secretary from 2003 to May 2006. Previously, Mr. Kingma held various positions at Pharmacia Corporation from 1991 through 2003. His last position with Pharmacia Corporation was Vice President and Associate General Counsel, Global Specialty Operations.

Mr. Kochan was named Executive Vice President, General Manager, International in August 2012. He served as Executive Vice President, General Manager of Rx Pharmaceuticals from March 2007 to July 2012 and as Senior Vice President of Business Development and Strategy from 2005 to March 2007. Mr. Kochan was Vice

President, Business Development of Agis Industries (1983) Ltd. from 2001 until the Company acquired Agis in 2005.

Mr. Needham was named Executive Vice President, General Manager, Consumer Healthcare in October 2009. He served as Senior Vice President of Commercial Business Development from 2005 through October 2009. Previously, he served as Senior Vice President of International from 2004 to 2005. He served as Managing Director of the Company’s U.K. operations from 2002 to 2004 and as Vice President of Marketing from 1993 to 2002.

Mr. Papa joined the Company in October 2006 as President and Chief Executive Officer. Mr. Papa was elected as a director in November 2006 and, subsequently, was appointed as Chairman of the Board of Directors in October 2007. Previously, Mr. Papa served from 2004 to October 2006 as Chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. Prior to that position, he served as President and Chief Operating Officer of Watson Pharmaceuticals, Inc. from 2001 to 2004. Additionally, Mr. Papa has held management positions at DuPont Pharmaceuticals, Pharmacia Corporation, G.D. Searle & Company and Novartis AG. Mr. Papa is a director of Smith & Nephew, a developer of advanced orthopedic medical devices.

Dr. Shah was named Senior Vice President, Chief Scientific Officer in June 2005. He served as Vice President of Research and Development for Rx products from 2004 to June 2005. Previously, Dr. Shah held various senior positions in Research and Development at Mayne Pharma (known previously as Faulding Pharmaceuticals) from 1996 to 2004. Prior to that, Mr. Shah held positions of increasing responsibility at Eon Labs, Inc., Warner-Lambert (acquired by Pfizer), and Hoffman-La Roche.

Mr. Stewart was named Senior Vice President, Global Human Resources in September 2004. He served as Vice President, Human Resources from 1993 to September 2004. Mr. Stewart began his employment with the Company in 1981.

Dr. Yu was named Executive Vice President, Global Quality in July 2013. He served as Senior Vice President, Global Quality from November 2006 to June 2013. Previously, Dr. Yu served from 2005 to October 2006 as Vice President, Quality at CV Therapeutics Inc. Prior to that position, he served as Global Head of Quality & Compliance for Forest Laboratories, Inc. from 1999 to 2005. He served as the Vice President, Quality & Compliance for Solvay Pharmaceuticals between 1996 and 1999. Currently, he is associated with the University of Wisconsin, serving as Adjunct Professor, Extension Services in Pharmacy, School of Pharmacy. In addition, Dr. Yu is a director of the Product Quality Research Institute, a non-profit consortium.

PART II.

Item 5.	Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) was incorporated under the laws of Ireland on June 28, 2013 and became the successor registrant to Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan. Perrigo Company shares were canceled and exchanged for Perrigo Company plc shares on a one-for-one basis (together with the payment of $0.01 in cash per Perrigo Company share). All the remaining unsold shares of Perrigo Company were deregistered. Perrigo Company plc began trading on the New York Stock Exchange ("NYSE") on December 19, 2013 and the Tel Aviv Stock Exchange ("TASE") on December 22, 2013 under the same symbol used by Perrigo Company ("PRGO") prior to December 18, 2013. See Note 2 of the Notes to the Consolidated Financial Statements for additional information about the acquisition of Elan.

Prior to June 6, 2013, the Company's common stock traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PRGO. On June 6, 2013, the Company's common stock began trading on the NYSE under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., the Company’s common stock also began trading on the TASE on March 16, 2005. The number of record holders of the Company’s common stock as of August 8, 2014 was 2,940.

Set forth below are the high and low prices for the Company’s common stock as reported for the periods indicated as reported on NASDAQ through June 5, 2013, and the NYSE thereafter:

	Fiscal Year Ended
	June 28, 2014		June 29, 2013
	High	Low	High	Low
First Quarter	$134.31	$115.94	$119.29	$104.86
Second Quarter	$157.47	$122.56	$120.78	$99.93
Third Quarter	$168.39	$144.46	$118.86	$98.79
Fourth Quarter	$158.99	$125.37	$122.04	$112.05

The graph below shows a five-year comparison of cumulative total return for the Company with the cumulative total returns for the S&P 500 Index, and the S&P Pharmaceuticals Index. Data points are, for the Company, the last day of each fiscal year and, for the indexes, June 30 of each year. The last day of the Company’s fiscal year for fiscal years 2009 through 2014 is noted in each of the columns below. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY PLC**, THE S&P 500 INDEX, AND THE S&P PHARMACEUTICALS INDEX

	6/27/2009	6/26/2010	6/25/2011	6/30/2012	6/29/2013	6/28/2014
Perrigo Company plc**	$100	$214	$312	$430	$442	$535
S&P 500	$100	$114	$150	$158	$190	$237
S&P Pharmaceuticals	$100	$110	$136	$157	$195	$250
* $100 invested on June 27, 2009 in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.
** Perrigo Company prior to December 18, 2013. Perrigo Company plc beginning December 18, 2013.

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. The Company paid dividends of $46.1 million, $33.0 million and $29.0 million or $0.39, $0.35 and $0.31 per share during fiscal 2014, 2013 and 2012, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

The Company does not currently have an ordinary share repurchase program, but may repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. All ordinary shares repurchased by the Company will either be canceled or held as treasury shares available for reissuance in the future for general corporate purposes.

The table below lists the Company’s repurchases of shares of common stock during its most recently completed quarter (in thousands, except per share amounts):

Fiscal 2014	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase
				$—
March 30 to May 3	81	$153.16	—	$—
May 4 to May 31	—	$—	—	$—
June 1 to June 28	311	$138.95	—	$—
Total	392		—

(1)	Private party transactions accounted for all of the shares repurchased in the period from March 30 to June 28.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. For all years presented, the consolidated statements of income and consolidated balance sheet data set forth in this Form 10-K for the fiscal year ended June 26, 2010 have been adjusted for the retrospective application of the voluntary change in accounting principle to eliminate the one-month reporting lag for the Company's non-U.S. subsidiaries. The consolidated statement of income data set forth below with respect to the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012 and the consolidated balance sheet data at June 28, 2014 and June 29, 2013, are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The consolidated statement of income data for the Company set forth below with respect to the fiscal years ended June 25, 2011 and June 26, 2010, and the consolidated balance sheet data for the Company at June 30, 2012, June 25, 2011 and June 26, 2010, are derived from audited consolidated financial statements of the Company not included in this report.

	Fiscal Year
(in millions, except per share amounts)	2014(1)(2)	2013(1)(3)	2012(1)(4)	2011	2010(5)(6)
Statement of Income Data
Net sales	$4,060.8	$3,539.8	$3,173.2	$2,755.0	$2,268.2
Cost of sales	2,613.1	2,259.8	2,077.7	1,810.2	1,521.9
Gross profit	1,447.7	1,280.0	1,095.6	944.9	746.2
Operating expenses
Distribution	55.3	47.5	39.1	34.7	28.3
Research and development	152.5	115.2	105.8	89.3	83.5
Selling	208.6	186.1	148.3	132.4	91.5
Administration	411.3	240.2	224.4	197.3	178.5
Write-off of in-process research and development	6.0	9.0	—	—	19.0
Restructuring	47.0	2.9	8.8	1.0	9.5
Total	880.7	600.9	526.4	454.7	410.3
Operating income	567.0	679.1	569.2	490.2	335.9
Interest, net	103.5	65.8	60.7	42.3	28.4
Other expense (income), net	12.4	0.9	(3.5)	(2.7)	(1.2)
Losses on sales of investments	12.7	4.7	—	—	—
Loss on extinguishment of debt	165.8	—	—	—	—
Income from continuing operations before income taxes	272.6	607.7	512.0	450.5	308.7
Income tax expense	67.3	165.8	119.0	110.0	84.2
Income from continuing operations	205.3	441.9	393.0	340.6	224.4
Income (loss) from discontinued operations, net of tax	—	—	8.6	(1.4)	(0.6)
Net income	$205.3	$441.9	$401.6	$339.2	$223.8
Basic earnings from continuing operations per share	$1.78	$4.71	$4.22	$3.69	$2.46
Diluted earnings from continuing operations per share	$1.77	$4.68	$4.18	$3.64	$2.42
Basic earnings per share	$1.78	$4.71	$4.31	$3.67	$2.45
Diluted earnings per share	$1.77	$4.68	$4.27	$3.63	$2.41
Weighted average shares outstanding:
Basic	115.1	93.9	93.2	92.3	91.4
Diluted	115.6	94.5	94.1	93.5	92.8
Dividends declared per share	$0.39	$0.35	$0.31	$0.2725	$0.2425

(1)	See Item 7 for Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Includes the results of operations for Elan, Fera (Methazolomide), and Aspen for the six, five and four months ended June 28, 2014, respectively.

(3)	Includes the results of operations for Fera, Velcera, Rosemont, Cobrek, and Sergeant's for the two weeks, and three, five, six and nine months ended June 29, 2013, respectively.

(4)	Includes the results of operations for Paddock and CanAm for the eleven and six months ended June 30, 2012, respectively.

(5)	Financial data has been retrospectively adjusted due to the voluntary change in accounting principle to eliminate a one-month reporting lag for the Company's non-U.S. subsidiaries.

(6)	Includes the results of operations for Orion and PBM for the four and two months ended June 26, 2010, respectively.

(in millions)	June 28, 2014	June 29, 2013	June 30, 2012	June 25, 2011	June 26, 2010(1)
Balance Sheet Data
Cash, cash equivalents, and current portion of investment securities	$805.4	$779.9	$602.5	$310.1	$110.3
Restricted cash	—	—	—	—	400.0
Working capital, excluding cash and current portion of investment securities	670.8	707.6	540.7	462.7	367.9
Property and equipment, net	779.9	681.4	578.4	507.3	448.6
Goodwill and other indefinite-lived intangible assets	3,543.8	1,174.1	820.1	644.9	618.0
Other intangible assets, net	6,787.0	1,157.6	729.3	567.6	587.0
Total assets	13,880.2	5,350.8	4,024.0	3,189.2	3,109.0
Long-term debt, less current portion	3,090.5	1,927.8	1,329.2	875.0	935.0
Shareholders’ equity	8,693.7	2,332.6	1,852.6	1,531.0	1,093.9

(1)	Financial data has been retrospectively adjusted due to the voluntary change in accounting principle to eliminate a one-month reporting lag for the Company's foreign subsidiaries.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2 to the Notes to the Consolidated Statements. From its beginnings as a small local proprietor selling medicinals to regional grocers in 1887, Perrigo has evolved into a leading global pharmaceutical company that manufactures and distributes more than 47 billion oral solid doses and more than two billion liquid doses, as well as dozens of other product dosage forms, each year. The Company’s mission is to offer "Quality Affordable Healthcare Products®", and it does so across a wide variety of product categories primarily in the U.S., United Kingdom, Mexico, Israel and Australia, as well as many other key markets worldwide, including Canada, China and Latin America.

The Company’s fiscal year is a 52- or 53-week period, which ends the Saturday on or about June 30. An extra week is required approximately every six years in order to re-align the Company's fiscal reporting dates with the actual calendar months. Fiscal years 2014 and 2013 were comprised of 52 weeks and ended on June 28, 2014 and June 29, 2013, respectively.  Fiscal year 2012 was 53 weeks and ended June 30, 2012. Using a weekly average, the extra week of operations in fiscal 2012 is estimated to have contributed approximately 2% in net sales. This factor should be considered when comparing the Company's fiscal 2014 and 2013 financial results with the Company's fiscal 2012 financial results.

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

•
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of generic prescription ("Rx") drugs primarily for the U.S. market. The Company defines this portfolio as predominantly "extended topical" and "specialty" as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones, oral solid dosage forms and oral liquid formulations. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult and costly to develop and launch (e.g., extended topicals, specialty solutions or products containing controlled substances). In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as "ORx®" marketing). ORx® products are OTC products available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 100 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs.

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

•
As a result of the Elan acquisition, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused on the treatment of Multiple Sclerosis (Tysabri®). The Company is entitled to royalty payments from Biogen Idec Inc. ("Biogen") based on its Tysabri® revenues in all indications and geographies.

In addition to general management and strategic leadership, each business segment has its own sales and marketing teams focused on servicing the specific requirements of its customer base. Each of these business segments share Research & Development, Supply Chain, Information Technology, Finance, Human Resources, Legal and Quality services.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Consolidated

	Fiscal Year Ended			Percentage Change
($ in millions)	June 28, 2014	June 29, 2013	June 30, 2012	2014/2013	2013/2012
Net sales	$4,060.8	$3,539.8	$3,173.2	15%	12%
Gross profit	$1,447.7	$1,280.0	$1,095.6	13%	17%
Gross profit %	35.7%	36.2%	34.5%
Operating expenses	$880.7	$600.9	$526.4	47%	14%
Operating expenses %	21.7%	17.0%	16.6%
Operating income	$567.0	$679.1	$569.2	(17)%	19%
Operating income %	14.0%	19.2%	17.9%
Interest and other, net	$294.4	$71.4	$57.2	312%	25%
Income taxes	$67.3	$165.8	$119.0	(59)%	39%
Income from continuing operations	$205.3	$441.9	$393.0	(54)%	12%
Net income	$205.3	$441.9	$401.6	(54)%	10%

Net sales

•	Fiscal 2014 net sales increased $521.0 million over fiscal 2013 due primarily to $288.0 million of net sales attributable to acquisitions and new product sales of $231.4 million.

•	Fiscal 2013 net sales increased $366.6 million over fiscal 2012 due primarily to $184.7 million of net sales attributable to acquisitions and new product sales of $122.3 million.

Gross profit

•
Fiscal 2014 gross profit increased $167.7 million over fiscal 2013 in line with the net sales increase. As a percent of sales, gross profit decreased due primarily to increased amortization expense associated with the Tysabri® intangible asset acquired during fiscal 2014.

•
Fiscal 2013 gross profit increased $184.4 million over fiscal 2012 in line with the net sales increase. Fiscal 2013 gross profit was negatively impacted by charges of $10.9 million as a result of step-ups in values of inventory acquired and sold during the year in connection with acquisitions.

Operating expenses

•
Fiscal 2014 operating expenses increased over fiscal 2013 due primarily to $108.9 million of transaction costs incurred in connection with the Elan acquisition, $47.0 million of restructuring expense and an increase of $37.3 million related to research and development expenses incurred in accordance with the Company's strategy.

•
Fiscal 2013 operating expenses increased over fiscal 2012 due to incremental expenses attributable to acquisitions, charges of $12.4 million related to acquisition and other integration-related costs, and a $9.0 million impairment charge related to an in-process research and development asset ("IPR&D").

Interest and other, net

•	Fiscal 2014 interest and other, net increased over fiscal 2013 due primarily to the $165.8 million loss in connection with the retirement of former debt arrangements and issuing new debt.

•	Fiscal 2013 interest and other, net increased over fiscal 2012 due to incremental interest expense on new debt issuances and a $4.7 million loss on the sale of investment securities.

Further details related to current year results, including results by segment, are included below under Results of Operations.

Performance Evaluation Criteria

The Company's management evaluates business performance using a Return on Invested Capital ("ROIC") metric. This includes evaluating performance of business segments, manufacturing locations, product categories and capital projects. Business segment performance is expected to meet or exceed the Company's weighted average cost of capital ("WACC") each year. Capital expenditures and large projects are required to demonstrate that they will contribute positively to ROIC in excess of the Company's WACC. Likewise, potential acquisition targets are evaluated on whether they have the capacity to deliver a ROIC in excess of 200 basis points over the Company's WACC within three years. In addition, improvement in return on capital is incorporated into management's Long-Term Incentive ("LTI") Plan. In order to make the overall ROIC metric more actionable for the broader operating management team, the metric used in the LTI award calculation is based on Return on Tangible Capital, which eliminates the direct effect of goodwill and acquired intangibles, and to incentivize management to focus on the critical business elements that they can directly impact. Both management and the Board of Directors regularly review corporate and business segment ROIC calculations as well as the return on tangible capital performance by segment and product category to track year-over year-improvements and/or the actions to achieve performance at or better than the required threshold.

Growth Strategy and Strategic Evaluation

Over recent years, the Company has been executing a strategy designed to expand its product offerings through both R&D and acquisitions and to reach new healthcare consumers through entry into new markets. This strategy is accomplished by investing in and continually improving all aspects of the Company's five strategic pillars: high quality, superior customer service, leading innovation, best cost and empowered people. The concentration of common shared service activities around the world and development of centers of excellence in R&D have played an important role in ensuring the consistency and quality of the Company’s five strategic pillars.

Management plans to continue on its strategic path of growing the Company organically as well as inorganically. The Company continually reinvests in its own R&D pipeline and at the same time also works with partners as necessary to strive to be first to market with new products. In recent years, the Company has grown organically by launching a series of successful new products in the Consumer Healthcare and Rx Pharmaceuticals segments. Management expects to continue to grow inorganically through continued expansion into adjacent products, product categories and channels, as well as new geographic markets. Acquisition opportunities are evaluated on the basis of their ability to deliver long-term ROIC for the Company.

During fiscal 2014, the Company continued its strategic growth through the following product line expansions and acquisitions:

Product Launches:

•	In partnership with Teva Pharmaceutical Industries Ltd., U.S. launch of temozolomide, generic equivalent of Temodar® in August 2013.

•	Nitroglycerin lingual spray, 400 mcg/spray, the generic equivalent to Nitrolingual® pumpspray in September 2013.

•	Fluocinonide cream 0.1%, the generic equivalent to Vanos® cream 0.1% in January 2014.

•	Repaglinide tablets 1 mg and 2 mg, the generic equivalent to Prandin® tablets in January 2014.

•	Sergeant's SENTRY Clean Up™ stain and odor remover product line in February 2014.

•	Calcipotriene 0.005% / betamethasone dipropionate 0.064%, the authorized generic version of Taclonex® ointment in April 2014.

•	Azelastine hydrochloride nasal spray (0.15%), the generic version of Astepro® nasal spray in May 2014.

Acquisitions:

•	Acquisition in December 2013 of Elan, headquartered in Dublin, Ireland. The acquisition provides the Company with assets focused on the treatment of Multiple Sclerosis (Tysabri®).

•	Acquisition in February 2014 of a distribution and license agreement for the marketing and sale of methazolomide from Fera Pharmaceuticals, LLC ("Fera").

•
Acquisition in February 2014 of a basket of value-brand OTC products sold in Australia and New Zealand from Aspen Global Inc. ("Aspen"). The acquisition of this product portfolio broadens the Company's product offering in Australia and New Zealand and furthers the Company's strategy to expand the Consumer Healthcare portfolio internationally.

Capital and Liquidity

The Company’s goal in managing its capital structure is to provide sufficient liquidity to enable it to pursue its business goals and objectives while optimizing long-term flexibility. Over its recent history, the Company has increasingly focused on the importance of funding a majority of its core organic objectives through cash flows from operations. Management is incented to achieve improved cash flows from operations through individual segment operating income and working capital targets and strives to achieve annual cash flows from operations greater than net income. Capital expenditures for the last three fiscal years were at higher levels to allow for capacity expansion, quality and technology investments, API strategic transformations and integration of acquisitions. Capital expenditures for fiscal 2015 are expected to be at or slightly above fiscal 2014 levels to allow for continued manufacturing productivity and capacity projects, quality and technology investments and investments at newly acquired entities. To support its inorganic acquisition strategies, the Company seeks to maintain access to a broad range of debt capital markets to optimize cost, flexibility and liquidity. The Company has historically provided shareholder return of capital through its dividend policy, payments under which have increased steadily over recent years. Share repurchases authorized by the Company’s Board of Directors are evaluated against alternative uses of cash, such as acquisitions and debt repayments, and when approved are typically made at levels to help offset the dilutive effects of share-based compensation awards. Refer to the Financial Condition, Liquidity and Capital Resources and Results of Operations sections below for a more detailed discussion of the Company’s capital and liquidity.

Events Impacting Future Results

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company's subsidiary Elan has the rights to receive royalties from Biogen Idec Inc. The amount of royalties received under this agreement is expected to be material to the future results of operations and cash flows. For the six-month period ending June 28, 2014, Elan recorded $146.7 million in royalties associated with this agreement. Further, Elan incurs costs associated with the ongoing business operations, and, as outlined in Note 5 of the Notes to the Consolidated Financial Statements, maintains investments in various equity interests. In addition, the Company expects to realize approximately $291.1 million of amortization expense annually associated with the intangible assets acquired with the acquisition of Elan discussed in Note 2 of the Notes to the Consolidated Financial Statements.

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

The Company is in the process of transitioning its long-term strategy for its API business from primarily third-party to a dual focus on third-party business, including products to be manufactured in India, and vertical integration of high value and more difficult-to-manufacture inputs to the Consumer Healthcare and Rx businesses in an effort to gain efficiencies and lower costs, thus increasing margins. With a limited pipeline of products in development for future third-party customer new product introductions, the API segment revenues will likely decrease in the future, while intercompany vertical integration revenues (which will be eliminated in consolidation) will potentially increase. The Company plans to continue to seek and execute upon niche, complex differentiated new product APIs opportunistically for its overall portfolio, commence production in the Company's new API site in India, and strive to develop unique collaborations and profit sharing agreements between the Company's API business and pharmaceutical companies globally.

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which continued through fiscal 2013, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand has generally had a positive impact on the Consumer Healthcare segment’s net sales over that period of time. At present, the branded competitor continues its progress to re-enter the market, and the Company believes that this re-entry should largely be complete over the next six to 12 months. The Company is considering the impact of this ongoing development in its forward-looking sales forecast, but it cannot fully predict the extent of consumers' re-acceptance of the branded products, the full extent of the branded competitor's marketing activities or the ultimate market share this competitor can be expected to achieve.

RESULTS OF OPERATIONS

The Company’s consolidated statements of income, expressed as a percent of net sales, are presented below:

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.3	63.8	65.5
Gross profit	35.7	36.2	34.5
Operating expenses
Distribution	1.4	1.3	1.2
Research and development	3.8	3.3	3.3
Selling	5.1	5.3	4.7
Administration	10.1	6.8	7.1
Write-off of in-process research and development	0.1	0.3	—
Restructuring	1.2	0.1	0.3
Total	21.7	17.0	16.6
Operating income	14.0	19.2	17.9
Interest, net	2.5	1.9	1.9
Other expense (income), net	0.3	—	(0.1)
Loss on sales of investments	0.3	0.1	—
Loss on extinguishment of debt	4.1	—	—
Income from continuing operations before income taxes	6.7	17.2	16.1
Income tax expense	1.7	4.7	3.8
Income from continuing operations	5.1	12.5	12.4
Income from discontinued operations, net of tax	—	—	0.3
Net income	5.1%	12.5%	12.7%

Consumer Healthcare

	Fiscal Year			Percentage Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Net sales	$2,219.0	$2,089.0	$1,815.8	6%	15%
Gross profit	$719.8	$683.8	$571.8	5%	20%
Gross profit %	32.4%	32.7%	31.5%
Operating expenses	$351.2	$320.6	$256.5	10%	25%
Operating expenses %	15.8%	15.3%	14.1%
Operating income	$368.6	$363.2	$315.3	1%	15%
Operating income %	16.6%	17.4%	17.4%

Net Sales

Fiscal 2014 net sales increased $130.0 million compared to fiscal 2013. The increase was due primarily to new product sales of $60.9 million, $57.6 million of net sales attributable to the Sergeant's, Velcera, and Aspen acquisitions, and an increase in sales volumes of existing products of $99.6 million, primarily in the smoking cessation, gastrointestinal, and dermalogic categories. These increases were partially offset by a decline of

$87.3 million in sales of existing products, primarily in the contract manufacturing category, due to certain national brands re-entering the retail marketplace, as further described above in "Events Impacting Future Results", along with $6.2 million of discontinued products. New product sales were led by the cough and cold category, as well as the smoking cessation and animal health categories.

Fiscal 2013 net sales increased $273.2 million compared to fiscal 2012. The increase was due primarily to an increase in U.S. sales of existing products of $110.6 million, primarily in the contract manufacturing, smoking cessation and cough/cold categories, $141.5 million of net sales attributable to the Sergeant's, Velcera, and CanAm acquisitions and new product sales of $53.0 million, mainly in the cough/cold, smoking cessation and gastrointestinal product categories. The Company's international locations, primarily the U.K., also experienced an increase of $18.0 million in their existing product sales due primarily to smoking cessation and contract manufacturing sales growth in European markets. These increases were partially offset by a decline of $32.2 million in sales of existing products, primarily in the gastrointestinal and analgesics product categories and $16.0 million in discontinued products.

Gross Profit

Fiscal 2014 gross profit increased $36.0 million compared to fiscal 2013 consistent with the increase in net sales. The increase was due primarily to incremental gross profit attributable to the Sergeant's, Velcera, and Aspen acquisitions and gross profit contribution from new product sales, partially offset by the net decrease in sales of the contract manufacturing category. The largest contributors to the increase in gross profit were products in the smoking cessation and gastrointestinal product categories. The gross profit percentage for fiscal 2014 fell slightly compared to fiscal 2013 due to under-absorption of fixed production costs relative to increased capacity, particularly due to the reduction in contract manufacturing and a soft cough/cold season.
Fiscal 2013 gross profit increased $112.1 million compared to fiscal 2012. The increase was due primarily to gross profit attributable to the net increase in sales of existing products, incremental gross profit attributable to the Sergeant's, Velcera, and CanAm acquisitions and contribution from new product sales. These increases were partially offset by a one-time charge of $7.7 million to cost of sales as a result of the step-up of inventory acquired and sold during fiscal 2013 related to the Sergeant's acquisition. This one-time charge also negatively impacted the gross profit percentage for fiscal 2013, but was entirely offset by favorable product mix.
Operating Expenses

Fiscal 2014 operating expenses increased $30.6 million compared to fiscal 2013 due primarily to $22.8 million of incremental operating expenses from the Sergeant's, Velcera, and Aspen acquisitions. In addition, research and development expenses increased $6.4 million due primarily to higher spending on new product development projects than in the prior year.
Fiscal 2013 operating expenses increased $64.1 million compared to fiscal 2012 due primarily to $54.1 million of incremental operating expenses from the acquisitions of Sergeant's, Velcera, and CanAm. In addition to the increase due to acquisitions, selling and distribution expenses increased $8.7 million on higher sales volume.

Nutritionals

	Fiscal Year			Percentage Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Net sales	$551.7	$508.4	$501.0	9%	1%
Gross profit	$141.6	$127.1	$125.3	11%	1%
Gross profit %	25.7%	25.0%	25.0%
Operating expenses	$101.1	$91.9	$99.9	10%	(8)%
Operating expenses %	18.3%	18.1%	19.9%
Operating income	$40.5	$35.2	$25.4	15%	39%
Operating income %	7.3%	6.9%	5.1%

Net Sales

Fiscal 2014 net sales increased $43.3 million compared to fiscal 2013 due primarily to a net increase in sales of existing products of $23.0 million across all major product categories and new product sales of $22.5 million. The increase in new product sales was primarily led by sales of Insync® probiotic. Sales in the infant nutritionals category increased due primarily to higher infant formula sales as compared to last year. Fiscal 2013 infant formula sales were negatively impacted by a production conversion and ramp up at the Company's Vermont manufacturing facility following the installation of a new plastic container powder infant formula packaging line. As of June 2013, the Company had successfully transitioned 100% of its core items at U.S. retailer customers to the new plastic container.

Fiscal 2013 net sales increased $7.4 million compared to fiscal 2012 due primarily to new product sales of $18.6 million and a $4.0 million increase in existing product sales within the VMS product category. These increases were partially offset by a decline in sales of existing products of $15.0 million, primarily in the infant formula category. As noted above, fiscal 2013 infant formula sales were negatively impacted by the product conversion at the Company's Vermont manufacturing facility. In the fourth quarter of fiscal 2012, retailers increased purchases in advance of the installation of the new plastic container packaging line and the conversion of the Company's ERP system on July 1, 2012.

Gross Profit

Fiscal 2014 gross profit increased $14.5 million compared to fiscal 2013 due primarily to the increase in sales of existing products, mainly in the infant formula category, and contribution from new product sales, primarily Insync® probiotic. The increase in the gross profit percentage for fiscal 2014 was due to improved operational efficiencies compared to last year.

Fiscal 2013 gross profit increased $1.7 million in line with the net sales increase and remained flat as a percentage of sales.

Operating Expenses

Fiscal 2014 operating expenses increased $9.2 million compared to fiscal 2013 due primarily to higher distribution and selling expenses as a result of higher sales volume, as well as higher selling expenses related to the marketing of Insync® probiotic as a branded product.

Fiscal 2013 operating expenses decreased $8.0 million compared to fiscal 2012 due primarily to the absence of $7.1 million of restructuring charges incurred in fiscal 2012 related to the closure of the Company's Florida location.

Rx Pharmaceuticals

	Fiscal Year			Percentage Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Net sales	$927.1	$709.5	$617.4	31%	15%
Gross profit	$489.9	$361.5	$288.6	36%	25%
Gross profit %	52.8%	51.0%	46.7%
Operating expenses	$140.1	$98.3	$75.1	43%	31%
Operating expenses %	15.1%	13.9%	12.2%
Operating income	$349.8	$263.2	$213.5	33%	23%
Operating income %	37.7%	37.1%	34.6%

Net Sales

Fiscal 2014 net sales increased $217.6 million compared to fiscal 2013 due primarily to new product sales of $106.4 million and $83.7 million of net sales from the Rosemont and Fera acquisitions, as well as product mix for sales of existing products. New product sales were led by sales of Fenofibrate, Fluocinonide cream, Nitroglycerine spray, Repaglinide, and Azelastine nasal spray.

Fiscal 2013 net sales increased $92.2 million compared to fiscal 2012. The increase was due primarily to new product sales of $48.6 million, $24.1 million of net sales attributable to the Rosemont and Fera acquisitions, an additional month of net sales of $19.1 million from the July 26, 2011 Paddock acquisition and improved pricing on select products as compared to the prior year. These increases were partially offset by decreased volume in existing products and decreased pricing on one particular product.

Gross Profit

Fiscal 2014 gross profit increased $128.4 million compared to fiscal 2013 due primarily to incremental gross profit attributable to the Rosemont and Fera acquisitions, gross profit contribution from new products, and product mix for sales of existing products. Gross profit as a percent of sales increased due to the Rosemont and Fera acquisitions, as well as favorable pricing dynamics.

Fiscal 2013 gross profit increased $72.9 million compared to fiscal 2012. The increase was due primarily to the absence of the one-time charge of $27.2 million to cost of sales as a result of the step-up of inventory acquired and sold during the first quarter of fiscal 2012 related to the Paddock acquisition, partially offset by the charge of $3.2 million to cost of sales as a result of the step-up of inventory acquired and sold during the last half of fiscal 2013 related to the Rosemont acquisition. The fiscal 2013 gross profit increase was also due to an additional month of gross profit contribution from the Paddock acquisition, gross profit from new product sales, incremental gross profit attributable to the Rosemont and Fera acquisitions, and favorable pricing dynamics on select products as compared to the prior year. These increases were partially offset by lower gross profit contribution due to decreased volume and pricing on certain existing products. The fiscal 2013 gross profit percentage increase was due primarily to gross profit from new product sales and the absence of the inventory step-up charge related to the Paddock acquisition discussed above.

Operating Expenses

Fiscal 2014 operating expenses increased $41.8 million compared to fiscal 2013 due primarily to $15.1 million of incremental operating expenses from the Rosemont and Fera acquisitions, including $3.0 million for the start up of a branded ophthalmic sales force; a $15.0 million loss accrual related to the Texas Medicaid contingency discussed in Note 14 of the Notes to the Consolidated Financial Statements; and a $6.0 million charge related to the write-off of IPR&D acquired through the Rosemont and Paddock acquisitions. We expect certain sales force related operating expenses to continue to increase as the Company pursues a strategy of further expanding its specialty brand.

Fiscal 2013 operating expenses increased $23.2 million compared to fiscal 2012 due primarily to $6.8 million of incremental operating expenses from the Rosemont acquisition and an additional month of operating expenses of $2.8 million attributable to the Paddock acquisition. The Company also recorded a $9.0 million impairment charge related to the write-off of certain IPR&D intangible assets that were acquired as part of the Paddock acquisition due to changes in the projected development and regulatory timelines for various projects.

API

	Fiscal Year			Percentage Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Net sales	$137.6	$159.3	$165.8	(14)%	(4)%
Gross profit	$77.1	$83.8	$86.1	(8)%	(3)%
Gross profit %	56.0%	52.6%	51.9%
Operating expenses	$31.0	$35.0	$32.2	(11)%	9%
Operating expenses %	22.5%	22.0%	19.4%
Operating income	$46.1	$48.9	$53.9	(6)%	(9)%
Operating income %	33.5%	30.7%	32.5%

Net Sales

Net sales for fiscal 2014 decreased $21.7 million compared to fiscal 2013 due primarily to a decrease in sales of existing products of $63.6 million, partially offset by $39.6 million of new product sales, which relates primarily to the U.S. launch of temozolomide, and $2.4 million due to favorable changes in foreign currency exchange rates. The decrease in existing product sales was due primarily to increased competition on certain products, along with lower sales related to the post-exclusivity status of a customer's generic finished dosage pharmaceutical product ("API Agreement"). The Company's customer launched its product with 180-day exclusivity status in the fourth quarter of fiscal 2012.

Net sales for fiscal 2013 decreased $6.5 million compared to fiscal 2012. This decrease was due primarily to a decrease of sales of existing products of $20.0 million, along with a $1.2 million decrease related to unfavorable changes in foreign currency exchange rates, partially offset by an increase of $15.0 million over fiscal 2012 related to the API Agreement.

Gross Profit

Gross profit for fiscal 2014 decreased $6.7 million compared to fiscal 2013 due to the decrease in the sales of existing products discussed above, partially offset by the favorable contribution from the U.S. launch of temozolomide. The gross profit percentage for fiscal 2014 increased due primarily to the U.S. launch of temozolomide as well as favorable vertical integration activity, partially offset by operational inefficiencies experienced during the year.

Gross profit for fiscal 2013 decreased $2.3 million compared to fiscal 2012. This decrease was due primarily to decreased profit of $5.7 million related to the demand in the U.S. for one specific product, along with decreased profit related to the decrease in sales of other existing products, partially offset by an increase of $7.7 million from the API Agreement over fiscal 2012. The increase in the gross profit percentage was due primarily to the API Agreement.

Operating Expenses

Operating expenses for fiscal 2014 decreased $4.0 million compared to fiscal 2013 due primarily to lower administrative costs driven by lower legal expenses and lower employee-related expenses.

Operating expenses for fiscal 2013 increased $2.7 million compared to fiscal 2012 due primarily to higher administrative costs driven by higher legal expenses.

SPECIALTY SCIENCES

($ in millions)	Fiscal 2014(1)
Net sales	$146.7
Gross profit	$(6.1)
Gross profit %	(4.1)%
Operating expenses	$62.5
Operating expenses %	42.6%
Operating loss	$(68.6)
Operating loss %	(46.7)%

(1) Includes operations from December 18, 2013 to June 28, 2014.

In fiscal 2014, the Company recognized revenue of $146.7 million related to royalties received from Biogen Idec Inc.'s global sales of the Multiple Sclerosis drug Tysabri®, which is manufactured and distributed by Biogen Idec Inc. The Company recognized intangible asset amortization of $152.8 million for fiscal 2014. Fiscal 2014 operating expenses included $38.7 million of restructuring charges related primarily to employee termination benefits. See Note 16 of the Notes to the Consolidated Financial Statements for additional information on these restructuring charges. Operating expenses also included $10.4 million of research and development expenses, which related to the ELND005 Phase 2 clinical program in collaboration with Transition. As mentioned in Note 5 of the Notes to the Consolidated Financial Statements, the Company ended its collaboration with Transition during the third quarter of fiscal 2014. Transition is now solely responsible for all ongoing development activities and costs associated with ELND005.

Other

The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Fiscal Year			Percentage Change
($ in millions)	2014	2013	2012	2014/2013	2013/2012
Net sales	$78.7	$73.6	$73.3	7%	—%
Gross profit	$25.4	$23.8	$23.8	7%	—%
Gross profit %	32.4%	32.3%	32.5%
Operating expenses	$21.4	$20.3	$21.7	5%	(6)%
Operating expenses %	27.2%	27.6%	29.6%
Operating income	$4.0	$3.4	$2.0	18%	69%
Operating income %	5.2%	4.6%	2.7%
Net Sales

Fiscal 2014 net sales increased $5.1 million compared to fiscal 2013 due primarily to $3.5 million attributable to favorable changes in foreign currency rates and new product sales of $2.0 million.

Fiscal 2013 net sales were relatively flat compared to fiscal 2012. The slight increase was due to new product sales of $2.1 million, offset by unfavorable changes of $1.6 million in foreign currency exchange rates.

Gross Profit

Fiscal 2014 gross profit dollars increased in line with the increase in net sales. Gross profit as a percent of sales was relatively flat as compared to fiscal 2013.

Fiscal 2013 gross profit was flat compared to fiscal 2012 and as a percent of sales decreased slightly.

Operating Expenses

Fiscal 2014 operating expenses increased $1.1 million compared to fiscal 2013 due primarily to unfavorable changes in foreign currency exchange rates.

Fiscal 2013 operating expenses decreased $1.4 million compared to fiscal 2012 due primarily to decreased legal expenses compared to fiscal 2012.

Unallocated Expenses

Unallocated expenses were comprised of certain corporate services that were not allocated to the segments. Fiscal 2014 unallocated expenses were $173.4 million compared to $34.7 million in fiscal 2013, an increase of $138.7 million due primarily to acquisition-related costs incurred in connection with the Elan transaction. Acquisition-related costs consist primarily of general transaction costs (legal, banking, and other professional fees), financing fees, and debt extinguishment. See Note 2 of the Notes to the Consolidated Financial Statements for details by line item on the Consolidated Statements of Operations.

Fiscal 2013 unallocated expenses were $34.7 million compared to $40.9 million in fiscal 2012, a decrease of $6.2 million or 15% due primarily to lower corporate development and variable incentive-related expenses.

Interest and Other (Consolidated)

Fiscal 2014 interest expense was $105.6 million compared to $70.0 million for fiscal 2013. The increase was due in part to increased borrowings related to the issuance of $600.0 million of debt in a public offering, which was completed during the fourth quarter of fiscal 2013 and paid off during the second quarter of fiscal 2014 in conjunction with the Elan transaction.  Interest expense also increased due to an incremental increase in borrowings resulting from the issuance of $2.3 billion of debt in a private placement to finance the Elan transaction, as well as a new $1.0 billion bank term loan, both of which were completed during the second quarter of fiscal 2014.  The Company simultaneously retired its former debt arrangements, resulting in a loss of $165.8 million during fiscal 2014, which consisted of make-whole payments, write-off of unamortized discounts, write-off of deferred financing fees, and interest on the bridge agreements.  As a result of the debt issuances, the Company expects interest expense to be approximately $100.0 million on an annual basis based on the current Libor interest rate. Fiscal 2014 interest income was $2.1 million compared to $4.2 million for fiscal 2013.

The Company recognized a loss on sales of investments of $12.7 million during fiscal 2014. The loss consisted of $9.9 million and $2.8 million on the sales of the Company's investments in Prothena and Janssen AI, respectively.

Fiscal 2013 interest expense was $70.0 million compared to $64.7 million for fiscal 2012. The increase in interest expense was due to a full year of interest on the Company's previous private placement notes and the increased borrowings related to the $600.0 million public offering discussed above. Fiscal 2013 interest income was $4.2 million compared to $4.0 million for fiscal 2012.

During fiscal 2013, in conjunction with the Cobrek acquisition, the Company remeasured the fair value of its 18.5% noncontrolling interest, which was valued at $9.5 million, and recognized a loss of $3.0 million in other expense (income), net.     Also during fiscal 2013, the Company sold its auction rate securities ("ARS") for $8.6 million and recognized a loss of $1.6 million in other expense (income), net.

Income Taxes (Consolidated)

The effective tax rate on continuing operations was 24.7%, 27.3% and 23.2%% for fiscal 2014, 2013 and 2012, respectively. The effective tax rate for fiscal 2014 was impacted by the transaction costs, changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the Elan transaction. Additionally, the effective tax rate for fiscal 2014 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million, as discussed further below. The effective tax rate was favorably affected by a reduction in the reserves for uncertain tax liabilities, recorded in accordance with ASC Topic 740 "Income Taxes", in the amount of $7.5 million for fiscal 2013 related to various audit resolutions and statute expirations.

In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013.The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates were applicable to Perrigo as of June 30, 2013 and have unfavorably impacted the effective tax rate in the amount of $1.8 million.

In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates are applicable to Perrigo as of June 30, 2013 and have favorably impacted the effective tax rate in the amount of $4.7 million.

In December 2013, Mexico enacted legislation to rescind the scheduled rate reductions and maintain the 30% corporate tax rate for 2014 and future years. This rate was applicable to Perrigo as of June 30, 2013.

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

Cash

Cash and cash equivalents increased $25.5 million to $805.4 million at June 28, 2014 from $779.9 million at June 29, 2013. Working capital, including cash, at June 28, 2014 was consistent with June 29, 2013 at $1.5 billion. In addition to the cash and cash equivalents balance of $805.4 million at June 28, 2014, the Company had approximately $600.0 million available under its revolving loan commitment and $200.0 million available under its accounts receivable securitization program described below.

Cash, cash equivalents, cash flows from operations and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, acquisitions and, to the extent authorized, share repurchases of the Company. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

	Fiscal Year Ended
($ in millions)	June 28, 2014	June 29, 2013	June 30, 2012
Net cash from operating activities	$693.5	$553.8	$513.4

Net cash for investing activities	$(1,704.8)	$(947.8)	$(684.1)

Net cash from financing activities	$1,028.0	$577.2	$458.7

In fiscal 2014, net cash provided from operating activities increased $139.7 million or 25% to $693.5 million compared to $553.8 million in fiscal 2013, due primarily to increased earnings. In fiscal 2013, net cash provided from operating activities increased $40.4 million or 8% to $553.8 million compared to $513.4 million for fiscal 2012, due primarily to increased earnings for fiscal 2013 compared to fiscal 2012.

Net cash used for investing activities increased $757.0 million to $1.7 billion for fiscal 2014 compared to $947.8 million for fiscal 2013. This increase was due primarily to cash used to acquire Elan as well as increased capital expenditures, partially offset by proceeds from the sale of the Company's investments in Prothena and Janssen AI. Net cash used for investing activities increased $263.6 million to $947.8 million for fiscal 2013 compared to $684.1 million for fiscal 2012, due primarily to increased funding used for acquisitions in fiscal 2013 compared to fiscal 2012.

Cash used for capital expenditures for facilities and equipment during fiscal 2014 totaled $171.6 million, which includes accounts payable accruals. Capital expenditures were incurred for manufacturing productivity and capacity projects and investments at newly acquired entities. Capital expenditures for fiscal 2015 are anticipated to be between $130 million to $170 million related primarily to manufacturing productivity capacity and quality/regulatory projects. The Company expects to fund these estimated capital expenditures with funds from operational cash flows or revolving credit facilities. Capital expenditures were $132.2 million and $120.2 million for fiscal 2013 and 2012, respectively.

Net cash provided from financing activities was $1.0 billion for fiscal 2014 compared to $577.2 million for fiscal 2013. The increase in cash provided from financing activities was due primarily to net borrowings of long-term debt under the Company's term loan and revolver as well as the issuance of senior unsecured notes associated with the acquisition of Elan.

The Company does not currently have an ordinary share repurchase program, but may repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During fiscal 2014, the Company repurchased 60 thousand shares of common stock for $7.5 million in private party transactions. During fiscal 2013 and 2012, the Company repurchased 112 thousand and 90 thousand shares of common stock for $12.4 million and $8.2 million, respectively, in private party transactions. All ordinary shares repurchased by the Company will either be canceled or held as treasury shares available for reissuance in the future for general corporate purposes.

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. The Company paid dividends of $46.1 million, $33.0 million and $29.0 million, or $0.39, $0.35 and $0.31 per share, during fiscal 2014, 2013 and 2012, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Dividends paid for the years ended June 28, 2014 and June 29, 2013 were as follows:

Declaration Date	Record Date	Payable	Dividend Declared

Fiscal 2014
April 28, 2014	May 30, 2014	June 17, 2014	$0.105
January 29, 2014	February 28, 2014	March 18, 2014	$0.105
November 6, 2013	November 29, 2013	December 17, 2013	$0.09
August 14, 2013	August 30, 2013	September 17, 2013	$0.09

Fiscal 2013
May 2, 2013	May 31, 2013	June 18, 2013	$0.09
January 31, 2013	March 1, 2013	March 19, 2013	$0.09
November 6, 2012	November 29, 2012	December 17, 2012	$0.09
August 15, 2012	August 31, 2012	September 18, 2012	$0.08

Accounts Receivable Securitization

On July 23, 2009, the Company entered into an accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and Bank of America Securities, LLC. The program was most recently renewed for one year on June 13, 2014 with Wells Fargo Bank, National Association ("Wells Fargo") as sole agent.

The Securitization Program is a one-year program, expiring June 13, 2015. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy-remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Wells Fargo has committed $200.0 million, effectively allowing the Company to borrow up to that amount, subject to a Maximum Net Investment calculation as defined in the agreement. At June 28, 2014, the entire $200.0 million committed amount of the Securitization Program was available under this calculation. The annual interest rate on any borrowing is equal to thirty-day LIBOR plus 0.375%. In addition, an annual facility fee of 0.375% is applied to the entire $200.0 million commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s Consolidated Balance Sheets. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. At June 28, 2014 and June 29, 2013, there were no borrowings outstanding under the Securitization Program.

Indebtedness

Bank Loan Facilities

On September 6, 2013, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan") and a $600.0 million Revolving Credit Agreement (the "Revolver") with Barclays Bank PLC as Administrative Agent, HSBC Bank USA, N.A. as Syndication Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Documentation Agents and certain other participant banks (together, the "Permanent Credit Agreements"). The Term Loan consists of a $300.0 million tranche maturing December 18, 2015 and a $700.0 million tranche maturing December 18, 2018. Both tranches were drawn in full on December 18, 2013. No amounts were outstanding under the Revolver as of June 28, 2014. Obligations of the Company under the Permanent Credit Agreements are guaranteed by Perrigo Company plc, certain U.S. subsidiaries of Perrigo Company plc, Elan, and certain Irish subsidiaries of Elan. Amounts outstanding under each of the Permanent Credit Agreements will bear interest at the Company’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Permanent Credit Agreements.

Senior Notes

On November 8, 2013, the Company issued $500.0 million aggregate principal amount of its 1.30% Senior Notes due 2016 (the "2016 Notes"), $600.0 million aggregate principal amount of its 2.30% Senior Notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.00% Senior Notes due 2023 (the "2023 Notes") and $400.0 million aggregate principal amount of its 5.30% Senior Notes due 2043 (the "2043 Notes" and, together with the 2016 Notes, the 2018 Notes and the 2023 Notes, the "Bonds") in a private placement with registration rights. Interest on the Bonds is payable semiannually in arrears in May and November of each year, beginning in May 2014. The Bonds are governed by a Base Indenture and a First Supplemental Indenture between the Company and Wells Fargo Bank N.A., as trustee (collectively the "2013 Indenture"). The Bonds are the Company’s unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness and are guaranteed on an unsubordinated, unsecured basis by the Company's subsidiaries that guarantee the Permanent Credit Agreements. The Company received net proceeds of $2.3 billion from issuance of the Bonds after deduction of issuance costs of $14.6 million and a market discount of $6.3 million. The Bonds are not entitled to mandatory redemption or sinking fund payments. The Company may redeem the Bonds in whole or in part at any time and from time to time for cash at the redemption prices described in the 2013 Indenture.

The Company was in compliance with all covenants under its various debt agreements as of June 28, 2014.

Credit Ratings

The Company's credit ratings on June 28, 2014 were Baa3 (stable) and BBB (negative) by Moody's Investors Service and Standard and Poor's Rating Services, respectively.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to the Company by each agency may be subject to revision at any time. Accordingly, the Company is not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect the Company's credit ratings include changes in operating performance, the economic environment, the Company's financial position, and changes in business strategy. If changes in the Company's credit ratings were to occur, they could impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms.

Contractual Obligations

The Company’s enforceable and legally binding obligations as of June 28, 2014 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table.

	Payment Due by Period
(in millions)	2015	2016-2017	2018-2019	After 2019	Total
Short and long-term debt(1)	$218.1	$1,228.7	$935.1	$1,857.1	$4,239.0
Purchase obligations(2)	535.1	2.2	1.0	—	538.3
Operating leases(3)	31.9	39.2	27.0	21.1	119.2
Other non-current contractual liabilities reflected on the consolidated balance sheet:
Deferred compensation and benefits(4)	—	—	—	90.7	90.7
Other (5)	36.3	6.7	0.4	—	43.4
Total	$821.4	$1,276.8	$963.5	$1,968.9	$5,030.6

(1)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at June 28, 2014, as well as capital lease obligations.

(2)	Consists of commitments for both materials and services.

(3)	Used in normal course of business, principally for warehouse facilities and computer equipment.

(4)
Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, $47.8 million has been funded by the Company and is recorded in other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(5)
Includes Fera contingent consideration of $17.4 million as discussed in Note 4 of the Notes to the Consolidated Financial Statements and contract terminations totaling $4.0 million as discussed in Note 16 of the Notes to the Consolidated Financial Statements. Both were recorded in other current liabilities at June 28, 2014.

The Company funds its U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions, which the Company expects to be approximately $12.3 million during fiscal 2015. Future contributions are dependent upon various factors including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. The Company generally expects to fund all future contributions with cash flows from operating activities.

As of June 28, 2014, the Company had approximately $205.4 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $642.6 million as of June 28, 2014. This amount is not included in the Contractual Obligations table above because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Critical Accounting Estimates

Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. The accounting estimates, discussed below, are considered by management to require the most judgment and are critical in the preparation of the financial statements. These estimates are reviewed by the Audit Committee.

Revenue Recognition and Customer-Related Accruals and Allowances - The Company generally records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board
("FOB") destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A sales allowance is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. Revenue is also reduced for any contractual customer program arrangements and related liabilities are recorded concurrently.

The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the Rx Pharmaceuticals segment while others relate only to the Consumer Healthcare ("CHC") and Nutritionals segments. Typically, the aggregate gross-to-net adjustments related to Rx Pharmaceuticals can exceed 50% of the segment's gross sales. In contrast, the aggregate gross-to-net adjustments related to CHC and Nutritionals typically do not exceed 10% of the segment's gross sales. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable.

Chargebacks - The Company markets and sells products directly to wholesalers, distributors, warehousing pharmacy chains, and other direct purchasing groups. The Company also markets products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as "indirect customers." In addition, the Company enters into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, the Company may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, the Company provides chargeback credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler's invoice price. The accrual for chargebacks is based on historical chargeback experience and confirmed wholesaler inventory levels, as well as estimated sell-through levels by wholesalers to retailers. We regularly assess current pricing dynamics and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Medicaid Rebates - The Company participates in certain qualifying U.S. federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient usage, contract performance, as well as field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be billed as many as 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, the Company's Medicaid rebate provision includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. The Company's calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Our rebates are reviewed on a quarterly basis against actual claims data to ensure the liability is fairly stated.

Returns and Shelf Stock Allowances - Consistent with industry practice, the Company maintains a return policy that allows its customers to return product within a specified period prior to and subsequent to the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. The majority of the Company's product returns are the result of product dating, which falls within the range set by the Company's policy, and are settled through the issuance of a credit to the customer. The Company's estimate of the provision for returns is based upon its historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which the Company's customers may return product. This period is known by the Company based on the shelf life of its products at the time of shipment. Additionally, when establishing its reserves, the Company considers factors such as levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional competition and changes in formularies.

Shelf stock allowances are credits issued to reflect changes in the selling price of a product and are based upon estimates of the amount of product remaining in a customer's inventory at the time of the anticipated price change. In many cases, the customer is contractually entitled to such a credit. The allowances for shelf stock adjustments are based on specified terms with certain customers, estimated launch dates of competing products and estimated changes in market price.

Rx Administrative Fees and Other Rebates - Rebates or administrative fees are offered to certain wholesale customers, group purchasing organizations and end-user customers, consistent with pharmaceutical industry practice. Settlement of rebates and fees may generally occur from one to 15 months from the date of sale. The Company provides a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes and average contract pricing.

CHC/Nutritionals Rebates and Other Allowances - In the CHC and Nutritionals segments, the Company offers certain customers a volume incentive rebate if specific levels of product purchases are made during a specified period. The accrual for rebates is based on contractual agreements and estimated levels of purchasing. In addition, the Company has a reserve for product returns, primarily related to damaged and unsaleable products. The Company also has agreements with certain customers to cover promotional activities related to the Company's products. These activities include coupon programs, new store allowances, product displays and other various activities. The accrual for these activities is based on customer agreements and is established at the time product revenue is recognized.

Allowances for customer-related programs are generally recorded at the time of sale based on the estimates and methodologies described above. The Company continually monitors product sales provisions and re-evaluates these estimates as additional information becomes available, which includes, among other things, an assessment of current market conditions, trade inventory levels and customer product mix. The Company makes adjustments to these provisions at the end of each reporting period, to reflect any such updates to the relevant facts and circumstances. Current reporting period adjustments to allowance amounts established in prior reporting periods have not historically been material. The following table summarizes activity for the fiscal years ended June 28, 2014 and June 29, 2013 in the balance sheet for customer-related accruals and allowances:

Customer-Related Accruals and Allowances
	Rx Pharmaceuticals				CHC/Nutritionals/Specialty Sciences
(in millions)	Chargebacks	Medicaid Rebates	Returns and Shelf Stock Allowances	Admin. Fees and Other Rebates	Rebates and Other Allowances	Total
Balance at June 30, 2012	$63.5	$10.6	$34.7	$17.1	$25.0	$150.9
Balances Acquired in Business Acquisitions	—	—	—	1.0	1.9	2.9
Provisions/Adjustments	591.0	22.0	22.0	93.0	92.5	820.5
Credits/Payments	(587.2)	(23.2)	(19.5)	(91.8)	(81.8)	(803.5)
Balance at June 29, 2013	67.4	9.3	37.2	19.3	37.6	170.8
Balances Acquired in Business Acquisitions	—	—	—	—	17.1	17.1
Provisions/Adjustments	885.4	52.5	46.9	116.4	117.4	1,218.6
Credits/Payments	(804.9)	(37.4)	(30.5)	(110.4)	(105.3)	(1,088.5)
Balance at June 28, 2014	$147.9	$24.4	$53.6	$25.3	$66.8	$318.0

Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent "separate units of accounting". If the separate elements meet the requirements, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on their relative selling prices. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the

Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.

Inventory Reserves – The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional reserves.

Income Taxes – The Company’s tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, income tax rate changes by governments; the jurisdictions in which the Company’s profits are determined to be earned and taxed; changes in the valuation of the Company’s deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the Company’s interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which the Company has not previously provided taxes.

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

Legal Contingencies – The Company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 14 of the Notes to the Consolidated Financial Statements for further information. The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The Company has established reserves for certain of its legal matters, as described in Note 14. The Company also separately records any insurance recoveries that are probable of occurring.

Acquisition Accounting – The Company accounts for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the specifically identified net assets acquired is recorded as goodwill. Amounts allocated to acquired IPR&D are recognized at fair value and initially characterized as indefinite-lived intangible assets, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, acquired IPR&D with no alternative future use is charged to expense at the acquisition date.

The judgments made by management in determining the estimated fair value assigned to each class of asset acquired and liability assumed can materially impact the Company's results of operations. As part of the valuation procedures, the Company typically consults an independent advisor. There are several methods that can be used to determine fair value. The Company typically uses an income approach for valuing its specifically identifiable intangible assets by employing either a relief from royalty or multi-period excess earnings methodology. The relief from royalty method assumes that, if the acquired company did not own the intangible asset or intellectual property, it would be willing to pay a royalty for its use. The benefit of ownership of the intellectual property is valued as the relief from the royalty expense that would otherwise be incurred. This method is typically used by the Company for valuing readily transferable intangible assets that have licensing appeal, such as trade names and trademarks and certain technology assets. The multi-period excess earnings approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. This method is typically used by the Company for valuing intangible assets such as developed product technology, customer relationships, product formulations and IPR&D. Some of the more significant estimates and assumptions inherent in one or both of these income approaches include:

•	the amount and timing of projected future cash flows, adjusted for the probability of technical and marketing success;

•	the amount and timing of projected costs to develop IPR&D into commercially viable products;

•	the discount rate selected to measure the risks inherent in the future cash flows;

•	the estimate of an appropriate market royalty rate; and

•	an assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry.

The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions; however, unanticipated events and circumstances may occur that may affect the accuracy and validity of such assumptions, estimates or actual results.

While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Useful life is the period over which the intangible asset is expected to contribute directly or indirectly to the company's future cash flows. The Company determines the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit the useful life, and the effects of obsolescence, anticipated demand, existence or absence of competition, and other economic factors on useful life.

Goodwill – Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The Company performs its annual goodwill and indefinite-lived intangible assets impairment testing for all of its reporting units in the fourth quarter of the fiscal year.

Other Intangible Assets – Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, IPR&D, and trade names and trademarks. The assets categorized as developed product technology/formulation and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. Customer relationships and certain distribution agreements are amortized on a proportionate basis consistent with the economic benefits derived from those relationships and agreements. Certain trade names and trademarks, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. The Company, however, reviews them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjusts the carrying value of the asset as necessary. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value.

Recently Issued Accounting Standards

See Note 1 of the Notes to Consolidated Financial Statements for information regarding recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks due to changes in interest rates and currency exchange rates.

Interest Rate Risk – The Company is exposed to interest rate changes primarily as a result of interest income earned on its investment of cash on hand and interest expense on borrowings used to finance acquisitions and working capital requirements.

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure, related to the management of interest rate risk. See Note 6 of the Notes to Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. Because of the use of certain derivative financial instruments and the significant amount of fixed rate debt, the Company believes that a fluctuation in interest rates in the near future will not have a material impact on the Company’s consolidated financial statements. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Derivative financial instruments are not used for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

Foreign Exchange Risk – The Company has operations in the U.S., U.K., Israel, Mexico and Australia. These operations transact business in their local currency and foreign currencies, thereby creating exposures to changes in exchange rates. A large portion of the sales of the Company’s Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations incur costs in their local currency. Further, a portion of Biogen Idec’s global sales of Tysabri® is denominated in local currencies creating exposures to changes in exchange rates and thereby impacting the amount of royalties received by the Company. In addition, the Company's U.S. operations continue to expand its export business, primarily in Canada, China and Europe, and are subject to fluctuations in the respective currency exchange rates relative to the U.S. dollar. Due to sales and cost structures, certain segments experience a negative impact as a result of the changes in exchange rates while other segments experience a positive impact related to foreign currency exchange. The Company estimates an additional ten percent devaluation of the U.S. dollar relative to the other foreign currencies it transacts business in would have increased operating income of its non-U.S. operating units by approximately $4.5 million for fiscal 2014. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange forward contracts that the Company enters into to mitigate fluctuations in foreign currencies.

In addition, the Company enters into certain purchase commitments for materials which, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of the Company’s non-U.S. operations is made using their foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of June 28, 2014, the cumulative net currency translation adjustments increased shareholders’ equity by $164.4 million.

Foreign currency transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than an operating unit’s functional currency. For fiscal 2014, net transaction gains were $2.2 million.

The Company monitors and strives to manage risk related to foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. See Note 6 of the Notes to Consolidated Financial Statements for further information regarding the Company’s derivative and hedging activities. The Company cannot predict future changes in foreign currency exposure. Unfavorable fluctuations could adversely impact earnings.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Perrigo Company plc is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company acquired Elan Corporation plc ("Elan") during the the second quarter of fiscal 2014 (see Note 2 - Acquisitions for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Elan from its evaluation of internal control over financial reporting as of June 28, 2014, other than goodwill and intangible asset controls that have been incorporated into the Company's existing control environment. The Company is in the process of documenting and testing Elan's internal controls over financial reporting. The Company will incorporate Elan into its annual report on internal control over financial reporting for its fiscal year-end 2015. Assets excluded from management's assessment totaled $237.6 million, and contributed $146.7 million of net sales and $77.2 million of net loss to the Company's consolidated statement of income for the fiscal year ended June 28, 2014.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2014. The framework used in carrying out our evaluation was the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.
Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were effective as of June 28, 2014. The results of management’s assessment have been reviewed with the Company’s Audit Committee.
Ernst & Young LLP, the independent registered certified public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Perrigo Company plc

We have audited Perrigo Company plc's internal control over financial reporting as of June 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Perrigo Company plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Elan Corporation plc ("Elan"), which is included in the fiscal 2014 consolidated financial statements of Perrigo Company plc and constituted $237.6 million of assets as of June 28, 2014 and $146.7 million of net sales and $77.2 million of net losses for the fiscal year then ended. Our audit of internal control over financial reporting of Perrigo Company plc also did not include an evaluation of the internal control over financial reporting of Elan Corporation plc.

In our opinion, Perrigo Company plc maintained, in all material respects, effective internal control over financial reporting as of June 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perrigo Company plc as of June 28, 2014 and June 29, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 28, 2014 of Perrigo Company plc, and our report dated August 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
August 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders
Perrigo Company plc

We have audited the accompanying consolidated balance sheets of Perrigo Company plc as of June 28, 2014 and June 29, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended June 28, 2014. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perrigo Company plc at June 28, 2014 and June 29, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 28, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perrigo Company plc's internal control over financial reporting as of June 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
August 14, 2014

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Net sales	$4,060.8	$3,539.8	$3,173.2
Cost of sales	2,613.1	2,259.8	2,077.7
Gross profit	1,447.7	1,280.0	1,095.6

Operating expenses
Distribution	55.3	47.5	39.1
Research and development	152.5	115.2	105.8
Selling	208.6	186.1	148.3
Administration	411.3	240.2	224.4
Write-off of in-process research and development	6.0	9.0	—
Restructuring	47.0	2.9	8.8
Total	880.7	600.9	526.4

Operating income	567.0	679.1	569.2

Interest, net	103.5	65.8	60.7
Other expense (income), net	12.4	0.9	(3.5)
Loss on sales of investments	12.7	4.7	—
Loss on extinguishment of debt	165.8	—	—
Income from continuing operations before income taxes	272.6	607.7	512.0
Income tax expense	67.3	165.8	119.0
Income from continuing operations	205.3	441.9	393.0
Income from discontinued operations, net of tax	—	—	8.6
Net income	$205.3	$441.9	$401.6

Earnings per share
Basic
Continuing operations	$1.78	$4.71	$4.22
Discontinued operations	—	—	0.09
Basic earnings per share	$1.78	$4.71	$4.31
Diluted
Continuing operations	$1.77	$4.68	$4.18
Discontinued operations	—	—	0.09
Diluted earnings per share	$1.77	$4.68	$4.27
Weighted average shares outstanding
Basic	115.1	93.9	93.2
Diluted	115.6	94.5	94.1
Dividends declared per share	$0.39	$0.35	$0.31

See accompanying Notes to Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012

Net income	$205.3	$441.9	$401.6
Other comprehensive income (loss):
Foreign currency translation adjustments	83.8	26.9	(76.7)
Change in fair value of derivative financial instruments, net of tax of $(1.2) million, $3.2 million, and $5.1 million, respectively	(11.6)	6.0	(9.4)
Change in fair value of investment securities, net of tax of $1.2 million, $0.0 million, and $0.1 million, respectively	2.4	4.4	(1.0)
Post-retirement liability adjustments, net of tax of $0.0 million, $0.2 million, and $0.3 million, respectively	(12.0)	0.3	(0.6)
Other comprehensive income (loss), net of tax	62.6	37.6	(87.6)
Comprehensive income	$267.9	$479.6	$314.0

See accompanying Notes to Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 28, 2014	June 29, 2013
Assets
Current assets
Cash and cash equivalents	$799.5	$779.9
Investment securities	5.9	—
Accounts receivable, net of allowance for doubtful accounts of $2.7 million and $2.1 million, respectively	935.1	651.9
Inventories	631.6	703.9
Current deferred income taxes	62.8	47.1
Prepaid expenses and other current assets	116.0	54.1
Total current assets	2,550.9	2,236.9
Non-current assets
Fixed assets, net	779.9	681.4
Goodwill and other indefinite-lived intangible assets	3,543.8	1,174.1
Other intangible assets, net	6,787.0	1,157.6
Non-current deferred income taxes	23.6	20.3
Other non-current assets	195.0	80.6
Total non-current assets	11,329.3	3,114.0
Total assets	13,880.2	5,350.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$364.3	$382.0
Short-term debt	2.1	5.0
Payroll and related taxes	112.3	82.1
Accrued customer programs	256.5	131.7
Accrued liabilities	179.4	95.7
Accrued income taxes	17.4	11.6
Current deferred income taxes	1.1	0.2
Current portion of long-term debt	141.6	41.2
Total current liabilities	1,074.7	749.4
Non-current liabilities
Long-term debt, less current portion	3,090.5	1,927.8
Non-current deferred income taxes	727.9	127.8
Other non-current liabilities	293.4	213.2
Total non-current liabilities	4,111.8	2,268.8
Total liabilities	5,186.5	3,018.2
Commitments and Contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	6,678.2	538.5
Accumulated other comprehensive income	139.6	77.0
Retained earnings	1,875.1	1,715.9
	8,692.9	2,331.4
Noncontrolling interest	0.8	1.2
Total shareholders’ equity	8,693.7	2,332.6
Total liabilities and shareholders' equity	$13,880.2	$5,350.8

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	133.8	94.1

See accompanying Notes to Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Cash Flows From (For) Operating Activities
Net income	$205.3	$441.9	$401.6
Adjustments to derive cash flows
Loss on extinguishment of debt	165.8	—	—
Write-off of in-process research and development	6.0	9.0	—
Gain on sale of pipeline development projects	—	—	(3.5)
Losses on sales of investments	12.7	4.7	—
Gain on sale of business	—	—	(8.6)
Restructuring and asset impairment	47.0	2.9	8.7
Depreciation and amortization	358.9	160.2	135.3
Share-based compensation	24.6	18.4	19.0
Income tax benefit from exercise of stock options	(2.5)	(1.4)	(1.8)
Excess tax benefit of stock transactions	(5.7)	(15.7)	(12.9)
Deferred income taxes	(53.8)	5.7	27.5
Subtotal	758.3	625.6	565.2
Changes in operating assets and liabilities, net of asset and business acquisitions and disposition
Accounts receivable	(226.7)	(37.0)	(49.3)
Inventories	83.0	(94.6)	5.4
Accounts payable	(24.9)	6.5	(23.6)
Payroll and related taxes	(55.5)	(11.9)	5.0
Accrued customer programs	113.1	12.6	(1.6)
Accrued liabilities	23.0	8.4	4.2
Accrued income taxes	(10.7)	28.9	13.7
Other	33.9	15.3	(5.7)
Subtotal	(64.8)	(71.8)	(51.8)
Net cash from operating activities	693.5	553.8	513.4
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(1,605.8)	(852.3)	(582.3)
Purchase of securities	(15.0)	—	—
Proceeds from sale of securities	81.4	8.6	—
Additions to property and equipment	(171.6)	(104.1)	(120.2)
Proceeds from sales of property and equipment	6.2	—	—
Proceeds from sale of intangible assets and pipeline development projects	—	—	10.5
Proceeds from sale of business	—	—	8.6
Acquisitions of assets	—	—	(0.8)
Net cash for investing activities	(1,704.8)	(947.8)	(684.1)
Cash Flows (For) From Financing Activities
Purchase of noncontrolling interest	(7.2)	—	—
Borrowings (repayments) of short-term debt, net	(3.0)	5.0	(2.7)
Premium on early retirement of debt	(133.5)	—	—
Net proceeds from debt issuances	3,293.6	637.3	1,089.2
Repayments of long-term debt	(2,035.0)	(40.0)	(610.0)
Deferred financing fees	(48.8)	(6.0)	(5.1)
Excess tax benefit of stock transactions	5.7	15.7	12.9
Issuance of common stock	9.8	10.7	11.6
Repurchase of common stock	(7.5)	(12.4)	(8.2)
Cash dividends	(46.1)	(33.0)	(29.0)
Net cash from financing activities	1,028.0	577.2	458.7
Effect of exchange rate changes on cash	2.9	(5.8)	4.4
Net increase in cash and cash equivalents	19.6	177.4	292.4
Cash and cash equivalents, beginning of period	779.9	602.5	310.1
Cash and cash equivalents, end of period	$799.5	$779.9	$602.5

	Fiscal Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$98.4	$58.5	$53.7
Interest received	$2.4	$3.9	$4.0
Income taxes paid	$93.2	$133.2	$82.3
Income taxes refunded	$4.3	$1.3	$0.9

See accompanying Notes to Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Common Stock Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at June 25, 2011	92.8	$467.7	$127.1	$934.3	$1,529.1

Net income	—	—	—	401.6	401.6
Other comprehensive loss	—	—	(87.6)	—	(87.6)
Issuance of common stock under:
Stock options	0.5	11.6	—	—	11.6
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	5.0	—	—	5.0
Compensation for restricted stock	—	14.0	—	—	14.0
Cash dividends, $0.31 per share	—	—	—	(29.0)	(29.0)
Tax effect from stock transactions	—	14.7	—	—	14.7
Repurchases of common stock	(0.1)	(8.2)	—	—	(8.2)
Balance at June 30, 2012	93.5	504.7	39.4	1,306.9	1,851.0

Net income	—	—	—	441.9	441.9
Other comprehensive income	—	—	37.6	—	37.6
Issuance of common stock under:					—
Stock options	0.4	10.7	—	—	10.7
Restricted stock plan	0.4	—	—	—	—
Compensation for stock options	—	6.1	—	—	6.1
Compensation for restricted stock	—	12.3	—	—	12.3
Cash dividends, $0.35 per share	—	—	—	(33.0)	(33.0)
Tax effect from stock transactions	—	17.1	—	—	17.1
Repurchases of common stock	(0.1)	(12.4)	—	—	(12.4)
Balance at June 29, 2013	94.1	538.5	77.0	1,715.9	2,331.4

Net income	—	—	—	205.3	205.3
Other comprehensive income	—	—	62.6	—	62.6
Issuance of common stock under:
Elan acquisition	39.4	6,117.2	—	—	6,117.2
Stock options	0.2	9.8	—	—	9.8
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	6.5	—	—	6.5
Compensation for restricted stock	—	18.1	—	—	18.1
Cash dividends, $0.39 per share	—	—	—	(46.1)	(46.1)
Tax effect from stock transactions	—	8.2	—	—	8.2
Repurchases of common stock	(0.1)	(7.5)	—	—	(7.5)
Registration of ordinary shares	—	(5.4)	—	—	(5.4)
Purchase of noncontrolling interest	—	(7.2)	—	—	(7.2)
Balance at June 28, 2014	133.8	$6,678.2	$139.6	$1,875.1	$8,692.9

See accompanying Notes to Consolidated Financial Statements.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2. From its beginnings as a packager of home remedies in 1887, Perrigo has grown to become a leading global healthcare supplier. Perrigo, through several wholly owned subsidiaries, develops, manufactures and distributes over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, nutritional products and active pharmaceutical ingredients ("API"), and has a specialty sciences business comprised of assets focused predominantly on the treatment of Multiple Sclerosis (Tysabri®). The Company is the world's largest manufacturer of OTC healthcare products for the store brand market. Perrigo's mission is to offer uncompromised "Quality Affordable Healthcare Products®", and it does so across a wide variety of product categories primarily in the U.S., United Kingdom, Mexico, Israel and Australia, as well as many other key markets worldwide, including Canada, China and Latin America.

U.S. subsidiaries include L. Perrigo Company, Perrigo Company of South Carolina, Inc., Perrigo New York, Inc., PBM Products, LLC, PBM Nutritionals, LLC, Paddock Laboratories, LLC, Perrigo Diabetes Care, LLC, Sergeant's Pet Care Products, Inc. and Fidopharm, Inc. Outside the U.S., subsidiaries include Elan Pharma International Limited, Perrigo Israel Pharmaceuticals Ltd., Chemagis Ltd., Quimica y Farmacia S.A. de C.V., Laboratorios Diba, S.A., Wrafton Laboratories Limited, Galpharm Healthcare Ltd., Orion Laboratories Pty Ltd and Rosemont Pharmaceuticals Ltd. As used herein, the "Company" means Perrigo Company plc, its subsidiaries and all predecessors of Perrigo Company plc and its subsidiaries.

Basis of Presentation

The Company’s fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal years 2014 and 2013 were comprised of 52 weeks and ended on June 28, 2014 and June 29, 2013, respectively. Fiscal year 2012 was comprised of 53 weeks and ended on June 30, 2012. In the event that the Company has discontinued operations or changes to purchase accounting during the measurement period for business combinations, prior year financial statements are adjusted accordingly to conform with current financial reporting requirements.

The Company has five reportable segments, aligned primarily by type of product: Consumer Healthcare ("CHC"), Nutritionals, Rx Pharmaceuticals, API, and Specialty Sciences. In conjunction with the acquisition of Elan, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused predominantly on the treatment of Multiple Sclerosis (Tysabri®). In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment. This segment structure is consistent with the way management makes operating decisions, allocates resources and manages the growth and profitability of the Company’s business.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S. Operations

The Company translates its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. Gains or losses from foreign currency transactions are included in other expense (income), net.

Revenues

The Company generally records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board ("FOB") destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A sales allowance is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. Revenue is also reduced for any contractual customer program arrangements and related liabilities are recorded concurrently.

The Company maintains customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the Rx Pharmaceuticals segment while others relate only to the CHC and Nutritionals segments. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable. Changes in these estimates and assumptions related to customer programs may result in additional accruals or allowances. Customer-related accruals and allowances were $318.0 million at June 28, 2014 and $170.8 million at June 29, 2013.

Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, the Company determines whether the individual elements represent separate units of accounting. If the separate elements represent separate units of accounting, the Company recognizes the revenue associated with each element separately and revenue is allocated among elements based on their relative selling prices. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that the Company performs the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract. Tysabri® represents 92% of total royalty revenue.

Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses incurred by the Company are included in cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits and other short-term investments with maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates its fair value.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available for Sale Investments

The Company determines the appropriate classification of securities as held-to-maturity, available-for-sale, or trading. The classification depends on the purpose for which the financial assets were acquired. Marketable equity securities are classified as available-for-sale. These securities are carried at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income ("AOCI"). The assessment for impairment of marketable securities classified as available-for-sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If the Company determines that a loss in the value of the investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded in other expense (income), net. Non-current investment securities are recorded in other non-current assets on the Consolidated Balance Sheets. See Note 5 for more information on the Company's investment securities.

Cost Method Investments

Non-marketable equity securities are carried at cost, less write-down-for-impairments, and are adjusted for impairment based on methodologies, including the valuation achieved in the most recent private placement by an investee, an assessment of the impact of general private equity market conditions, and discounted projected future cash flows. Non-marketable equity securities are recorded in other non-current assets on the Consolidated Balance Sheets. See Note 5 for more information on the Company's investment securities.

Equity Method Investments

The equity method of accounting is used for unconsolidated entities over which the Company has significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, the Company records the investments at carrying value adjusted for a proportionate share of the profits and losses of these entities. The Company evaluates its equity method investments for recoverability. If the Company determines that a loss in the value of the investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded in other expense (income), net. Evaluations of recoverability are based primarily on projected cash flows. Due to uncertainties in the estimation process, actual results could differ from such estimates. Equity method investments are recorded in other non-current assets on the Consolidated Balance Sheets. See Note 5 for more information on the Company's equity method investments.

Derivative Instruments

The Company records derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet on a gross basis as either an asset or liability measured at fair value. See Note 6 for a table indicating where each component is recorded on the Consolidated Balance Sheets. Additionally, changes in the derivative's fair value, which are measured at the end of each period, are recognized in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income ("OCI"), net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s policy to manage its credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of "A" or better and by distributing the contracts among several financial institutions to diversify credit concentration risk. Should a counterparty default, the Company's maximum exposure to loss is the asset balance of the instrument. The maximum term of the forward currency exchange contracts at June 28, 2014 and June 29, 2013 was 15 months.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

The Company maintains an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") method. Inventory related to research and development is expensed at the point when it is determined the materials have no alternative future use.

The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional reserves. Major components of inventory at June 28, 2014, and June 29, 2013, were as follows (in millions):

	June 28, 2014	June 29, 2013
Finished goods	$307.0	$333.9
Work in process	146.7	182.4
Raw materials	177.9	187.6
Total inventories	$631.6	$703.9

Fixed Assets

Property and equipment are recorded at cost and are depreciated using the straight-line method. Useful lives for financial reporting range from 5 to 15 years for machinery and equipment and 10 to 45 years for buildings. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $77.9 million, $66.2 million and $58.2 million for fiscal 2014, 2013 and 2012, respectively.

The Company held the following fixed assets at June 28, 2014 and June 29, 2013 (in millions):

	June 28, 2014	June 29, 2013
Land	$36.1	$36.0
Buildings	430.3	390.7
Machinery and equipment	1,001.4	863.7
Gross property and equipment	1,467.8	1,290.4
Less accumulated depreciation	(687.9)	(608.9)
Property and equipment, net	$779.9	$681.4

Goodwill and Intangible Assets

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets of such companies at the acquisition date. Goodwill is tested for impairment annually in the Company's fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered critical due to the judgments required in determining fair value amounts, including projected discounted future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

Intangible assets have been acquired through various business acquisitions and include trademarks and trade names, in-process research and development (IPR&D), developed product technology/formulation and product rights, distribution and license agreements, customer relationships and non-compete agreements. The assets are typically initially valued using either the:

•
Relief from royalty method: This method assumes that if the acquired company did not own the intangible asset or intellectual property, it would be willing to pay a royalty for its use. The benefit of ownership of the intellectual property is valued as the relief from the royalty expense that would otherwise be incurred. This method is typically used by the Company for valuing readily transferable intangible assets that have licensing appeal, such as trade names and trademarks and certain technology assets.

•
Multi-period excess earnings method: This method starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. This method is typically used by the Company for valuing intangible assets such as developed product technology, customer relationships, product formulations and IPR&D.

Indefinite-lived intangible assets include IPR&D and certain trademarks and trade names. IPR&D assets are recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. If the associated research and development is completed, the IPR&D asset becomes a definite-lived intangible asset and is amortized over the asset's assigned useful life. If it is abandoned, an impairment loss is recorded.

Indefinite-lived trademarks and trade names are tested for impairment annually during the Company's fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists, by comparing the carrying value of the assets to their estimated fair values. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value.

Definite-lived intangible assets consist of a portfolio of developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, and certain trademarks and trade names. The assets are amortized on either a straight-line basis or proportionately to the benefits derived from those relationships or agreements. Useful lives vary by asset type and are determined based on the period over which the intangible asset is expected to contribute directly or indirectly to the company's future cash flows. The Company also reviews all other long-lived assets that have finite lives and that are not held for sale for impairment when indicators of impairment are evident by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

See Note 3 for further information on the Company's goodwill and intangible assets.

Debt

Debt issuance costs are recorded in other non-current assets and are being amortized to interest expense over the life of the debt using the effective interest method.

Share-Based Awards

The Company measures and records compensation expense for all share-based awards based on estimated grant date fair values and net of any estimated forfeitures over the vesting period of the awards. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

The Company estimates the fair value of stock option awards granted based on the Black-Scholes option pricing model, which requires the use of subjective and complex assumptions. These assumptions include estimating the expected term that awards granted are expected to be outstanding, the expected volatility of the

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's stock price for a period commensurate with the expected term of the related options, and the risk-free rate with a maturity closest to the expected term of the related awards. Restricted stock and restricted stock units are valued based on the Company's stock price on the day the awards are granted. See Note 10 for further information on share-based awards.

Income Taxes

Deferred income tax assets and liabilities are recorded based upon the difference between the financial reporting and the tax reporting basis of assets and liabilities using the enacted tax rates. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

Provision has not been made for U.S. or additional non-U.S. taxes on undistributed post-acquisition earnings of non-U.S. subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

The Company records reserves for uncertain tax positions to the extent it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. The Company includes interest and penalties attributable to uncertain tax positions and income taxes as a component of its income tax provision.

Legal Contingencies

The Company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Refer to Note 14 of the Notes to the Consolidated Financial Statements for further information. The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The Company has established reserves for certain of its legal matters, as described in Note 14. The Company also separately records any insurance recoveries that are probable of occurring.

Research and Development

All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. The Company may continue to make non-refundable payments to third parties for new technologies and for research and development work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. Research and development spending was $152.5 million for fiscal 2014, $115.2 million for fiscal 2013 and $105.8 million for fiscal 2012.

Fiscal 2014 included incremental research and development expenses due to the Sergeant's, Velcera, and Aspen acquisitions, as well as research and development expenses related to the ELND005 Phase 2 clinical program in collaboration with Transition Therapeutics Inc. ("Transition") as a result of the Elan acquisition. The Company ended its collaboration with Transition during the third quarter of fiscal 2014 and is no longer responsible for ongoing development activities and costs associated with ELND005. See Note 5 for further information. Fiscal 2013 included incremental research and development expenses attributable to the acquisitions of Sergeant's, Rosemont, and Velcera. Fiscal 2012 included incremental research and development expenses attributable to the Paddock acquisition. While the Company conducts a significant amount of its own research and development, it also enters into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

The Company actively collaborates with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. The Company's policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an ANDA or NDA approval directly related to the product, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. If the Company acquires product rights that are in the development phase and as to which the Company has no assurance that the third-party will successfully complete its development milestones, the Company expenses the amount paid. See Note 15 for more information on the Company’s current collaboration agreements.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $41.4 million, $26.1 million and $12.2 million in fiscal 2014, 2013 and 2012, respectively. The Company's advertising costs relate primarily to print advertising, direct mail and on-line advertising and social media communications for its consumer OTC, infant nutritionals and animal health businesses.

Earnings per Share ("EPS")

Basic EPS is calculated using the weighted average number of shares of common stock outstanding during each period. It excludes both the dilutive effects of additional common shares that would have been outstanding if the shares issued under stock incentive plans had been exercised and the dilutive effect of restricted shares and restricted share units, to the extent those shares and units have not vested. Diluted EPS is calculated including the effects of shares and potential shares issued under stock incentive plans, following the treasury stock method.

Defined Benefit Plans

As part of the Elan acquisition, the Company assumed responsibility for the funding of two Irish defined benefit plans. Two significant assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and liability measurement. The Company evaluates these assumptions on an annual basis. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

Actuarial gains and losses are recognized using the corridor method. Under the corridor method, to the extent that any cumulative unrecognized net actuarial gain or loss exceeds 10% of the greater of the present value of the defined benefit obligation and the fair value of the plan assets, that portion is recognized over the expected average remaining working lives of the plan participants. Otherwise, the net actuarial gain or loss is recorded in OCI. The Company recognizes the funded status of benefit plans on the Consolidated Balance Sheets. In addition, the Company recognizes the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost of the period as a component of OCI. See Note 13 for further information on the Company's defined benefit plans.

Recently Adopted Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company in the first quarter of fiscal 2014. The additional disclosures required by this ASU have been included in Note 11. Because this standard only impacts presentation and disclosure requirements, its adoption did not impact the Company's Consolidated Results of Operations or financial condition.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This amendment was made to simplify the asset impairment test. It allows an organization the option to first assess the qualitative factors to determine whether it is necessary to

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

perform the quantitative impairment test. An organization that elects to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. This guidance was effective for the Company in the first quarter of fiscal 2014 and did not have an effect on the Company's Consolidated Results of Operations or financial condition.

In December 2011, the FASB issued ASU 2011-11 "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), as clarified with ASU 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01") issued in January 2013. These common disclosure requirements are intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a portfolio’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position, and disclose instruments and transactions subject to an agreement similar to a master netting agreement. Both ASU 2011-11 and ASU 2013-01 were effective for the Company in the first quarter of fiscal 2014. Because this standard only impacts presentation and disclosure requirements, its adoption did not impact the Company's Consolidated Results of Operations or financial condition.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income." The amendments in this ASU improve the prominence of other comprehensive income items and align the presentation of OCI with IFRS. These changes allow an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate and consecutive statements. Both methods must still report each component of net income with total income, each component of other comprehensive income with a total amount of other comprehensive income, and a total amount of comprehensive income. This guidance was effective for the Company in the first quarter of fiscal 2013 and as noted above, the adopted disclosures are presented in the Consolidated Statements of Comprehensive Income.

Recently Issued Accounting Standards Not Yet Adopted

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This guidance will be effective for the Company beginning in the first quarter of fiscal 2015. The Company does not expect this ASU to have a material impact on its disclosures or the presentation of its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). The amendments in ASU 2014-08 raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not currently meet the definition of a discontinued operation. Additional disclosures will include an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted. This guidance will be effective for the Company beginning in the first quarter of fiscal 2016. The Company does not anticipate the adoption will have a material effect on its Consolidated Results of Operations or financial condition.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606) which replaces existing revenue recognition accounting.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligation. This guidance allows for two adoption methods, full retrospective approach or modified retrospective approach and will be effective for the Company beginning in the first quarter of fiscal 2018. The Company is evaluating the possible adoption methodologies and the implications of adoption on its consolidated financial statements.

NOTE 2 – ACQUISITIONS

All of the below acquisitions, with the exception of the Vedants transaction, have been accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. For valuations that are indicated as preliminary, the allocation of the purchase price is based on valuation information, estimates and assumptions available at June 28, 2014. As the Company finalizes the fair value of assets acquired and liabilities assumed, any additional purchase price adjustments will be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The effects of all acquisitions described below were included in the Consolidated Financial Statements prospectively from the date of acquisition. Unless otherwise indicated, acquisition costs incurred were immaterial and were recorded in administration expense.

Fiscal 2014

Aspen Global Inc. – On February 28, 2014, the Company acquired a basket of value-brand OTC products sold in Australia and New Zealand from Aspen Global Inc. ("Aspen"). The acquisition of this product portfolio broadens the Company's product offering in Australia and New Zealand and furthers the Company's strategy to expand the Consumer Healthcare portfolio internationally. Operating results attributable to the acquired Aspen products are included in the Consumer Healthcare segment.

The intangible assets acquired consisted of trademarks and trade names, customer relationships, and non-compete agreements. Customer relationships were assigned a 15-year useful life. Trademarks and trade names were assigned a 25-year useful life and non-compete agreements were assigned a 5-year useful life. Goodwill is deductible for tax purposes.

Fera Pharmaceuticals, LLC – On February 18, 2014, the Company acquired a distribution and license agreement for the marketing and sale of methazolomide from Fera Pharmaceuticals, LLC ("Fera"), a privately-held specialty pharmaceutical company. The acquisition of this agreement further expands the Company's ophthalmic offerings. Operating results attributable to this agreement are included in the Rx Pharmaceuticals segment. The intangible asset acquired was assigned a 15-year useful life.

Elan Corporation, plc - On December 18, 2013, the Company acquired Elan in a cash and stock transaction as follows (in millions except per share data):

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

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company paid cash consideration of $16.1 million to the Elan stock option and share award holders for the unvested portion of their awards, which was charged to earnings during fiscal 2014.

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

Elan, headquartered in Dublin, Ireland, provides the Company with assets focused on the treatment of Multiple Sclerosis (Tysabri®). The Company's management believes the acquisition of Elan will provide recurring annual operational synergies, related cost reductions and tax savings. Certain of these synergies result from the elimination of redundant public company costs while optimizing back-office support. The jurisdictional mix of income and the new corporate structure have resulted in a lower world-wide effective tax rate.

The operating results for Elan are included in the Specialty Sciences segment. See Note 17 for further information on this new reportable segment. During fiscal 2014, the Company incurred one-time acquisition-related costs of $284.9 million, which were expensed as incurred. These costs were recorded in unallocated expenses and related primarily to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. See Note 7 for further details on the loss on extinguishment of debt. The table below details these transaction costs and where they were recorded in the Consolidated Statement of Income for fiscal 2014 (in millions).

Line item	Fiscal 2014
Administration expense	$108.9
Interest, net	10.0
Other expense (income), net	0.2
Loss on extinguishment of debt	165.8
Total acquisition-related costs	$284.9

The Company acquired two definite-lived intangible assets in the acquisition, both of which are exclusive technology agreements:

Tysabri®: The Company is entitled to royalty payments from Biogen Idec Inc. ("Biogen") based on its Tysabri® revenues in all indications and geographies. The royalty was 12% for the 12 month period ended May 1, 2014. Subsequent to May 1, 2014, the Company is entitled to 18% royalty payments on annual sales up to $2.0 billion and 25% royalty payments on annual sales above $2.0 billion. The asset's value is $5.8 billion, which is being amortized over its useful life of 20 years.

Prialt: The Company is also entitled to royalty payments based on Prialt revenues. The royalty rates range from 7% to 17.5% based on specific levels of annual U.S. sales. The value of the intangible asset is $11.0 million, which is being amortized over its useful life of 10 years.

Additionally, the Company recorded $2.3 billion of goodwill, which is not deductible for tax purposes, that represents the expected synergies of the combined company, as described above. The following table reflects the allocation by reportable segment (in millions):

Segment	Goodwill
Consumer Healthcare	$1,116.1
Rx Pharmaceuticals	849.8
Nutritionals	178.4
Specialty Sciences	201.7
Total	$2,346.0

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation of Fiscal 2014 Acquisitions

The Company finalized the purchase price allocations for Aspen and Fera (methazolomide) during the fourth quarter of fiscal 2014. There were no adjustments for Aspen. For Fera (methazolomide), the final valuation resulted in an increase in the intangible asset of $0.8 million and a corresponding increase to the purchase in the form of contingent consideration.

The purchase price allocation for Elan is final other than the verification of the valuation and recording of tax accounts and the resulting effects on the value of goodwill. The Company expects to finalize these matters during the measurement period as final asset and liability valuations are completed. Since the initial valuation, revisions to the initial Elan allocation have included a $300.0 million reduction in intangible assets due to the attribution of specifically identified expenses, an additional $28.8 million in accrued expenses, an additional $8.8 million in non-current liabilities related to tax accruals, and a $67.7 million reduction in net deferred tax liabilities, resulting in a net increase in goodwill of $269.4 million. Additionally, $0.5 million that was initially included in the purchase price has been expensed since the initial valuation.

The below table indicates the purchase price allocation(1) for fiscal 2014 acquisitions (in millions):

	Aspen	Fera	Elan
Purchase price paid	$53.7	$17.3	$9,451.9
Contingent consideration	—	0.8	—
Total purchase consideration	$53.7	$18.1	$9,451.9

Assets acquired:
Cash and cash equivalents	$—	$—	$1,807.3
Investment securities	—	—	100.0
Accounts receivable	—	—	44.2
Inventories	2.7	0.3	—
Prepaid expenses and other current assets	—	—	27.1
Property and equipment	—	—	9.2
Goodwill	4.6	—	2,346.0
Intangible assets:
Trade names and trademarks	34.8	—	—
Customer relationships	9.8	—	—
Non-competition agreements	1.8	—	—
Distribution and license agreements	—	17.8	5,811.0
Intangible assets	46.4	17.8	5,811.0
Other non-current assets	—	—	93.4
Total assets	53.7	18.1	10,238.2
Liabilities assumed:
Accounts payable	—	—	2.0
Accrued liabilities	—	—	118.6
Deferred tax liabilities	—	—	634.5
Other non-current liabilities	—	—	31.2
Total liabilities	—	—	786.3
Net assets acquired	$53.7	$18.1	$9,451.9

(1) Aspen and Fera valuations are final. The Elan valuation is final other than the verification of information related to the tax accounts and the resulting effects on the value of goodwill.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual and Pro Forma Impact of Fiscal 2014 Acquisitions

The Company's Consolidated Financial Statements include operating results from the Aspen, Fera (methazolomide), and Elan acquisitions from the date of each acquisition through June 28, 2014. Net sales and operating loss attributable to the acquisitions during this period and included in the Company's financial statements for fiscal 2014 totaled $168.5 million and $53.9 million, respectively. The $53.9 million operating loss includes $152.8 million of intangible asset amortization expense and $41.2 million of restructuring charges, both of which relate to the Elan acquisition. See Note 16 for additional information on the restructuring charges.

The following unaudited pro forma information gives effect to the Company's Aspen, Fera (methazolomide), and Elan acquisitions as if the acquisitions had occurred on July 1, 2012 and had been included in the Company's Consolidated Results of Operations for fiscal 2014 and 2013 (in millions):

(Unaudited)	Fiscal 2014	Fiscal 2013
Net sales	$4,192.6	$3,669.0
Net income (loss)	$270.1	$(616.3)

The historical consolidated financial information of the Company, Elan, and the acquired Fera and Aspen assets has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on combined results. In order to reflect the occurrence of the acquisitions on July 1, 2012 as required, the unaudited pro forma results include adjustments to reflect the incremental amortization expense to be incurred based on the current preliminary values of each acquisition's identifiable intangible assets, along with the reclassification of acquisition-related costs from the period ended June 28, 2014 to the period ended June 29, 2013. The unaudited pro forma results do not reflect future events that have occurred or may occur after the acquisitions, including but not limited to, the anticipated realization of ongoing savings from operating synergies and tax savings in subsequent periods.

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

Fiscal 2013

Fera Pharmaceuticals, LLC – On June 17, 2013, the Company acquired an ophthalmic sterile ointment and solution product portfolio from Fera. The acquisition of this product portfolio expanded the Company's ophthalmic offerings and position within the Rx extended topical space. Operating results attributable to this agreement are included in the Rx Pharmaceuticals segment. The intangible assets were assigned a 15-year useful life. Goodwill is deductible for tax purposes.

Velcera, Inc. – On April 1, 2013, the Company completed the acquisition of 100% of the shares of privately-held Velcera, Inc. ("Velcera"). Velcera, through its FidoPharm subsidiary, was a leading companion pet health product company committed to providing consumers with best-in-class companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets. The acquisition complemented the Sergeant's business, which was acquired in October 2012, and further expanded the Company's Consumer Healthcare animal health category.

During fiscal 2013, the Company incurred restructuring and integration-related costs of $2.9 million and $2.7 million, respectively. During fiscal 2014 the Company incurred an additional $1.4 million of restructuring costs. See Note 16 for more information on the restructuring costs. The operating results for Velcera are included in the Consumer Healthcare segment.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intangible assets acquired consisted of a distribution and license agreement, customer relationships, trade name and trademarks, and non-compete agreements. The distribution and license agreement was assigned a 10-year useful life. The customer relationships were assigned a 20-year useful life, the trademarks and trade names were assigned a 25-year useful life, and the non-compete agreements were assigned a 3-year useful life. Goodwill is not deductible for tax purposes.

Rosemont Pharmaceuticals Ltd. – On February 11, 2013, the Company acquired 100% of the shares of privately-held Rosemont Pharmaceuticals Ltd. ("Rosemont"). Based in Leeds, U.K., Rosemont is a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The acquisition expanded the global presence of the Company's Rx product offering into the U.K. and Europe. The operating results for Rosemont are included in the Rx Pharmaceuticals segment.

The intangible assets acquired consisted of developed product technology, IPR&D, trademarks and trade names, distribution and license agreements, and non-compete agreements. The developed product technology has a useful life of 7 years. IPR&D is considered to have an indefinite life until such time as the research is completed (at which time it becomes a definite-lived intangible asset) or is determined to have no future use (at which time it is impaired). The distribution and license agreements were assigned a 14-year useful life and the non-compete agreements were assigned a 3-year useful life. Goodwill is not deductible for tax purposes.

At the time of the acquisition, a step-up in the value of inventory of $3.2 million was recorded in the opening balance sheet as assets acquired and was based on valuation estimates. The step-up in inventory value was charged to cost of sales as the acquired inventory was sold during fiscal 2013. In addition, fixed assets were written up by $4.9 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

Cobrek Pharmaceuticals, Inc. – On December 28, 2012, the Company acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held drug development company, for $42.0 million in cash. In May 2008, the Company acquired the initial 18.5% minority stake in Cobrek for $12.6 million in conjunction with entering into a product development collaborative partnership agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two U.S. Food and Drug Administration ("FDA") approved foam-based products, both of which were launched during fiscal 2013. Cobrek derived its earnings stream primarily from exclusive technology agreements, which were assigned useful lives of 12 years. The acquisition of Cobrek further strengthened the Company's position in foam-based technologies for existing and future U.S. Rx products. Goodwill is not deductible for tax purposes.

In conjunction with the acquisition, the Company adjusted the fair value of its 18.5% noncontrolling interest, which was valued at $9.5 million, and recognized a loss of $3.0 million in other expense, net. Also in conjunction with the acquisition, the Company incurred $1.5 million of severance costs during fiscal 2013.

Sergeant's Pet Care Products, Inc. – On October 1, 2012, the Company completed the acquisition of substantially all of the assets of privately-held Sergeant's. Headquartered in Omaha, Nebraska, Sergeant's was a leading supplier of animal health products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition expanded the Company's Consumer Healthcare product portfolio into the animal health category.

The intangible assets acquired include developed product technology, trademarks and trade names, favorable supply agreements, customer relationships, and non-compete agreements. The developed product technology was assigned a 10-year useful life. Trademarks and trade names have an indefinite useful life. The favorable supply agreements were assigned a 7-year useful life. Customer relationships were assigned a 20-year useful life. Non-compete agreements were assigned useful lives ranging from 1 to 3 years. Goodwill is not deductible for tax purposes.

At the time of the acquisition, a step-up in the value of inventory of $7.7 million was recorded in the opening balance sheet as assets acquired and was based on valuation estimates, all of which was charged to cost of sales during fiscal 2013 as the acquired inventory was sold. In addition, fixed assets were written up by $6.1 million to

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

Purchase Price Allocation of Fiscal 2013 Acquisitions

The purchase price allocations for all fiscal 2013 acquisitions are final. During fiscal 2014, the Company revised the initial estimate for Velcera, increasing intangible assets by $3.0 million and recording a corresponding decrease in goodwill. During fiscal 2013, the Company revised the initial estimate for Cobrek, increasing deferred tax assets by $3.6 million and recording a corresponding decrease in goodwill. The Company also finalized the Sergeant's valuation during fiscal 2013, which resulted in a $12.0 million decrease in other intangible assets and a corresponding increase in goodwill. Adjustments to the initial Fera and Rosemont valuations were immaterial. During fiscal 2014, the Company made a $6.7 million payment on the initial $22.2 million contingent consideration.

The below table indicates the final purchase price allocation for fiscal 2013 acquisitions (in millions):

	Fera	Velcera	Rosemont	Cobrek	Sergeant's
Purchase price paid	$88.4	$175.1	$282.9	$51.5	$285.0
Contingent consideration	22.2	—	—	—	—
Total purchase consideration	$110.6	$175.1	$282.9	$51.5	$285.0

Assets acquired:
Cash and cash equivalents	$—	$18.9	$2.1	$—	$—
Accounts receivable	—	6.3	10.6	—	19.7
Inventories	1.3	9.7	9.6	—	37.7
Property and equipment	—	0.6	13.1	—	25.4
Goodwill	2.8	62.5	147.0	15.3	80.2
Intangible assets:
Developed product technology	107.0	—	114.6	51.1	66.1
Distribution and license agreements	—	116.0	3.6	—	1.3
Customer relationships	—	8.7	—	—	10.0
Trade names and trademarks	—	7.6	17.3	—	33.0
Non-competition agreements	—	3.0	1.5	—	—
IPR&D	—	—	11.2	—	—
Favorable supply agreement	—	—	—	—	25.0
Intangible assets	107.0	135.3	148.2	51.1	135.4
Deferred tax assets	—	7.9	0.2	3.6	1.5
Other non-current assets	—	0.4	0.8	0.3	3.0
Total assets	111.1	241.6	331.6	70.3	302.9
Liabilities assumed:
Accounts payable	—	6.5	2.6	—	13.7
Accrued liabilities	0.5	4.8	7.6	—	4.2
Deferred tax liabilities	—	48.2	36.0	18.8	—
Other non-current liabilities	—	7.0	2.5	—	—
Total liabilities	0.5	66.5	48.7	18.8	17.9
Net assets acquired	$110.6	$175.1	$282.9	$51.5	$285.0

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	Consumer Healthcare	Nutritionals	Rx Pharma- ceuticals	API	Specialty Sciences	Total
Balance as of June 30, 2012	$138.9	$331.7	$220.8	$86.3	$—	$777.8
Business acquisitions	144.7	—	163.9	—	—	308.6
Currency translation adjustment	(3.7)	—	0.7	5.9	—	2.9
Balance as of June 29, 2013	279.9	331.7	385.4	92.2	—	1,089.2
Business acquisitions	1,118.8	178.4	851.0	—	201.8	2,350.0
Currency translation adjustment	7.6	—	21.9	5.4		34.9
Balance as of June 28, 2014	$1,406.3	$510.1	$1,258.3	$97.6	$201.8	$3,474.1

The increase in goodwill in fiscal 2014 was due primarily to goodwill associated with the acquisition of Elan, which totaled $2.3 billion. The Company allocated $2.1 billion of goodwill to the reporting units that are expected to benefit from the synergies related to the transaction. See Note 2 for additional information. Additionally, the Company recorded $4.6 million of goodwill to the Consumer Healthcare segment due to the acquisition of the Aspen product portfolio.

During fiscal 2013, additions to goodwill in the Consumer Healthcare segment related to the Sergeant's and Velcera acquisitions and in the Rx Pharmaceuticals segment related to the Cobrek and Rosemont acquisitions, and the acquisition of the Fera product portfolio.

No impairment charges were recorded as a result of the annual goodwill impairment testing during fiscal 2014, fiscal 2013, or fiscal 2012.

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	June 28, 2014		June 29, 2013
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Distribution and license agreements	$6,027.3	$192.1	$192.7	$28.9
Developed product technology/formulation and product rights	931.7	302.5	896.8	204.6
Customer relationships	372.0	97.5	358.2	72.4
Trade names and trademarks	47.8	5.6	12.7	4.2
Non-compete agreements	15.3	9.4	13.3	6.0
Total	$7,394.1	$607.1	$1,473.7	$316.1
Non-amortizable intangibles:
Trade names and trademarks	$59.5	$—	$57.0	$—
In-process research and development	10.2	—	27.8	—
Total	69.7	—	84.8	—
Total other intangible assets	$7,463.8	$607.1	$1,558.5	$316.1
Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The increase in gross amortizable intangible assets during fiscal 2014 was due primarily to the Elan acquisition, and the Aspen and Fera product acquisitions, as discussed in Note 2. No impairment charges were recorded as a result of the annual intangible asset impairment testing during fiscal 2014 or fiscal 2013. However, the Company recorded an impairment charge on certain IPR&D assets during both years due to changes in the projected development and regulatory timelines for various projects. These impairments totaled $6.0 million and $9.0 million for fiscal 2014 and fiscal 2013, respectively.

Also during fiscal 2014, the remaining $13.0 million of IPR&D assets acquired as part of the Paddock acquisition was reclassified to a definite-lived developed product technology and is being amortized on a proportionate basis consistent with the economic benefits derived therefrom over an estimated useful life of 12 years. During fiscal 2013, $10.0 million was reclassified from IPR&D to a definite-lived developed product technology intangible asset and is being amortized on a straight-line basis over an estimated useful life of 12 years.

The Company recorded amortization expense of $281.0 million, $94.0 million and $74.8 million during fiscal 2014, 2013 and 2012, respectively. The increase in amortization expense in fiscal 2014 was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Elan acquisition.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. The estimated amortization expense for each of the following years is as follows (in millions):

Fiscal Year	Amount
2015	$427.0
2016	438.0
2017	434.0
2018	427.0
2019	416.0
Thereafter	4,645.0

NOTE 4 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable.

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are not observable.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the valuation of the Company’s financial instruments carried at fair value by the above pricing categories as of June 28, 2014 and June 29, 2013 (in millions):

	June 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$20.7	$—	$—	$20.7
Foreign currency forward contracts	—	3.1	—	3.1
Funds associated with Israeli post employment benefits	—	19.3	—	19.3
Total	$20.7	$22.4	$—	$43.1
Liabilities:
Contingent consideration	$—	$—	$17.4	$17.4
Interest rate swap agreements	—	8.3	—	8.3
Foreign currency forward contracts	—	0.8	—	0.8
Total	$—	$9.1	$17.4	$26.5

	June 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$8.0	$—	$8.0
Funds associated with Israeli post-employment benefits	—	16.1	—	16.1
Total	$—	$24.1	$—	$24.1
Liabilities:
Contingent consideration	$—	$—	$22.2	$22.2
Interest rate swap agreements	—	10.8	—	10.8
Foreign currency forward contracts	—	0.4	—	0.4
Total	$—	$11.2	$22.2	$33.4
The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for years ended June 28, 2014 and June 29, 2013 (in millions).

	Balance at June 29, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases or Additions	Sales	Settlements	Balance at June 28, 2014
Liabilities:
Contingent Consideration	$22.2	$1.1	$—	$0.8	$—	$(6.7)	$17.4

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at June 30, 2012	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases or Additions	Sales	Settlements	Balance at June 29, 2013
Assets:
Investment securities	$6.5	$—	$2.2	$—	$(8.6)	$—	$—
Liabilities:
Contingent Consideration	2.9	(0.9)	—	22.2	—	(2.0)	22.2

Net realized gains (losses) in the tables above were recorded in other expense, net in the Consolidated Statements of Operations. There were no transfers between Level 1, 2, and 3 during years ended June 28, 2014 and June 29, 2013. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 5 for information on the Company's investment securities. See Note 6 for a discussion of derivatives.

Israeli post-employment benefits represent amounts the Company has deposited in funds managed by financial institutions that are designated by management to cover post-employment benefits for its Israeli employees that are required by Israeli law. The funds are recorded in other non-current assets and values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Contingent consideration represents milestone payment obligations obtained through product acquisitions and are valued using estimates that utilize probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product.
Level 3 investment securities represented auction rate securities the Company sold during fiscal 2013. The fair value measurements for the investment securities were valued using Level 3 inputs, which included discount rates reflective of the illiquidity of the instruments.

As of June 28, 2014, the carrying value of the Company’s fixed rate long-term debt was $2.3 billion and the fair value was $2.4 billion. As of June 29, 2013, the carrying value and fair value of the Company’s fixed rate long-term debt were $1.6 billion and $1.5 billion, respectively. At June 28, 2014, the Company's fixed rate long-term debt consisted of private placement senior notes with registration rights. The fair value was determined by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities (Level 2). At June 29, 2013, the fixed rate long-term debt consisted of private placement senior notes and public bonds. The private placement senior notes' fair value was calculated similarly to the private placement senior notes with registration rights mentioned above (Level 2), while the public bonds' fair value was determined by quoted market prices (Level 1).

The carrying amounts of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENTS

Available for Sale Securities

As a result of the Elan acquisition, the Company acquired equity investment securities. The investments primarily included a 14.6% share in Prothena Corporation plc ("Prothena"), a drug discovery business incorporated in Ireland and traded on the NASDAQ Global Market. The investments also included a number of smaller interests in both public and privately-held emerging pharmaceutical and biotechnology companies. The Company sold its ownership stake in Prothena during fiscal 2014 for $79.4 million and recognized a loss on the sale of $9.9 million.

The Company also entered into a series of agreements with former collaboration partner Transition Therapeutics Inc. ("Transition") to progress the clinical development of ELND005 (Scyllo-inositol) in a number of important indications including Alzheimer's disease, Bipolar Disorder and Down Syndrome during fiscal 2014. As part of the agreement, Transition acquired all of the shares of a wholly owned, indirect Irish subsidiary of the Company, and is now solely responsible for all ongoing development activities and costs associated with ELND005. The Company made a $15.0 million investment in return for 2,255,640 common shares of Transition. The investment is carried at fair value and is included in other non-current assets on the Consolidated Balance Sheets.

Net unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	Fiscal Year
	2014	2013	2012
Net unrealized investment gains (losses):
Equity securities, at cost less impairments	$17.1	$—	$7.6
Gross unrealized gains	3.8	—	$—
Gross unrealized losses	(0.2)	—	(1.1)
Estimated fair value of equity securities	$20.7	$—	$6.5

The equity securities in a gross unrealized loss position at June 28, 2014 were in that position for less than 12 months. The activity during fiscal year 2012 related to the Company's auction rate securities, which were sold during fiscal 2013.

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

Equity Method Investments

The Company's equity method investments totaled $57.4 million and $4.4 million at June 28, 2014 and June 29, 2013, respectively, and are included in other non-current assets on the Consolidated Balance Sheets. During fiscal 2014, the Company acquired the following equity method investments with the Elan acquisition:

Janssen AI: A subsidiary of Johnson & Johnson, which in 2009, acquired all of the assets and liabilities related to Elan's Alzheimer’s Immunotherapy Program collaboration with Wyeth (which has since been acquired by Pfizer). During fiscal 2014, the Company sold its 49.9% equity interest for $2.0 million, recording a loss on the sale of $2.8 million. Additionally, the Company recorded net losses of $1.6 million during fiscal 2014 related to the Company's share of Janssen AI's losses before it was sold.

Proteostasis Therapeutics, Inc. ("Proteostasis"): Proteostasis is focused on the discovery and development of disease modifying small molecule drugs and diagnostics for the treatment of neurodegenerative disorders and dementia-related diseases. The Company has a 22% equity interest in Proteostasis with a carrying value of $18.5 million at June 28, 2014. The Company recorded net losses of $1.5 million during fiscal 2014 related to the Company's share of Proteostasis losses during the period.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newbridge Pharmaceutical Limited ("Newbridge"): Newbridge is a Dubai-based pharmaceuticals company specializing in in-licensing, acquiring, registering and commercializing drugs approved by the U.S. Food and Drug Administration ("FDA"), the European Medicines Agency and Japanese Pharmaceuticals and Medical Devices Agency to treat diseases with high regional prevalence in the Middle East, Africa, Turkey and the Caspian region. The Company has a 48% equity stake in Newbridge with a carrying value of $34.4 million at June 28, 2014. The Company has an option to acquire the majority of the remaining equity for approximately $243.0 million until March 2015. The Company recorded net losses of $5.6 million during fiscal 2014 related to the Company's share of Newbridge losses during the period.

The Company also has an investment in a joint venture in Xinghua, China, which the Company utilizes to source ibuprofen. The joint venture had a carrying value of $4.5 million and $4.4 million at June 28, 2014 and June 29, 2013, respectively.

NOTE 6 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates and foreign currency exchange rates as follows:

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes. The notional amount of all derivatives outstanding was $468.5 million and $494.9 million at June 28, 2014 and June 29, 2013, respectively.

Derivatives Instruments Designated as Hedges

As of June 28, 2014 and June 29, 2013, all of the Company's designated hedging instruments were classified as cash flow hedges. As noted in Note 1, for cash flow hedges that meet hedge accounting criteria, the fair value is recorded in shareholders’ equity as a component of OCI, net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

Interest rate swaps

Interest rate swap agreements are contracts to exchange floating rate for fixed rate payments (or vice versa) over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

During fiscal 2014, the Company entered into a $1.0 billion Term Loan Agreement with floating interest rates priced off the LIBOR yield curve (see Note 7 for further information). The Company had preexisting forward interest rate swap agreements with a notional amount totaling $240.0 million to hedge the change in the LIBOR rate of its

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

previous term loans, that were used to hedge the new Term Loan. At June 28, 2014 the after-tax loss for the effective portion of the hedge remaining in OCI totaled $5.0 million and is being amortized to earnings over the life of the debt.

During fiscal 2014, the Company entered into forward interest rate swap agreements to hedge against changes in interest rates that could impact the Company's new senior notes (discussed collectively in Note 7 as the "Bonds"). These swaps were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725.0 million. The agreements hedged the variability in future probable interest payments due to changes in the benchmark interest rate between the date the swap agreements were entered into and the date of future debt issuances. The interest rate swaps were settled upon the issuance of an aggregate of $2.3 billion principal amount on December 18, 2013 for a cumulative after-tax gain of $12.8 million, which was recorded in OCI and is being amortized to earnings over the life of the debt. Additionally, $0.5 million for the ineffective portion of the hedge was recorded to other expense (income), net. The effective portion remains in OCI at June 28, 2014 and is being amortized to earnings over the life of the debt.

During fiscal 2013, the Company entered into forward interest rate swap agreements with a notional amount totaling $300.0 million to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the 2.95% Unsecured Senior Notes due May 15, 2023 discussed in Note 7. The interest rate swaps were settled upon the issuance of an aggregate of $600.0 million principal amount for a cumulative after-tax loss of $2.6 million, which was recorded in OCI and was amortized to earnings to interest expense until its termination discussed further below.

During fiscal 2012, the Company entered into interest rate swap agreements with a notional value of $175.0 million to hedge the exposure to the possible rise in the benchmark interest rate prior to the issuance of the 4.52% Unsecured Senior Notes due December 15, 2023. The interest rate swaps were settled upon the issuance of an aggregate of $175.0 million principal amount for a cumulative after-tax loss of $0.8 million, which was recorded in OCI and was amortized to earnings as a reduction in interest expense until its termination discussed further below.

As further discussed in Note 7, the Company retired its private placement senior notes and redeemed its public bonds. Upon repayment of the underlying debt, the Company terminated the cash flow hedges related to the     debt, resulting in a loss of $2.6 million recorded to other expense (income), net during fiscal 2014.

Foreign currency forward contracts

The Company enters into foreign currency forward contracts in order to hedge the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency and to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 15 months.

During fiscal 2014, the Company reclassified $0.1 million from AOCI to earnings related to the discontinuance of certain cash flow hedges, as the Company no longer considered it probable that the original forecasted transactions would occur.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments Not Designated as Hedges

The Company also has forward foreign currency contracts that are not designated as hedging instruments. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gains or losses on these instruments are substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in other expense (income), net at the end of each period. The Company recorded a loss of $0.1 million, a gain of $4.7 million, and a loss of $2.7 million related to these contracts during fiscal 2014, 2013, and 2012, respectively.

Fair Value Hedges

During fiscal 2014, the Company entered into three pay-floating interest rate swaps with a total notional amount of $425.0 million to hedge changes in the fair value of the Company's senior notes from fluctuations in interest rates. These swaps were designated and qualified as fair value hedges of the Company's fixed rate debt. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps was directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt were adjusted to market value at the end of each period with any resulting gain or loss recorded in other expense (income), net. As a result, the Company recorded a net hedge loss of $3.2 million in other expense (income), net during fiscal 2014.

Due to the retirement of the underlying senior notes described in Note 7, the Company terminated its fair value hedges by settling the swap contracts, resulting in net proceeds of $0.9 million. In addition, a loss of $4.1 million was recognized on the change in the fair value of the underlying debt and was recorded in other expense (income), net, during fiscal 2014.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet location and gross fair value of the Company's derivative instruments at June 28, 2014 and June 29, 2013 were as follows (in millions):

	Asset Derivatives
	Balance Sheet Location	Fair Value
		June 28, 2014	June 29, 2013
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$2.8	$7.2
Total hedging derivatives		$2.8	$7.2
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$0.3	$0.8
Total non-hedging derivatives		$0.3	$0.8

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 28, 2014	June 29, 2013
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.7	$0.2
Interest rate swap agreements	Other non-current liabilities	8.3	10.8
Total hedging derivatives		$9.0	$11.0
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.1	$0.2
Total non-hedging derivatives		$0.1	$0.2

The effects (gross of tax) of the Company's cash flow hedges on the Statements of Operations and Statements of Other Comprehensive Income (Loss) at June 28, 2014 and June 29, 2013 were as follows (in millions):

Derivatives Qualifying for Cash Flow Hedging	Amount of (Gain)/ Loss Recognized in OCI on Derivative (Effective Portion)		Location and Amount of (Gain)/Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of (Gain)/Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
T-Locks	$—	$—	Interest, net	$(0.2)	$0.4	Interest, net	$(2.3)	$—
Interest rate swap agreements	(7.2)	1.3	Interest, net	(3.9)	(5.0)	Interest, net	5.4	—
Foreign currency forward contracts	(15.1)	10.6	Net sales	2.5	2.9	Net sales	0.1	—
			Cost of sales	6.3	(4.3)	Cost of sales	(0.3)	(0.2)
			Interest, net	0.2	0.1
			Other (income)expense, net	2.2	3.2
Total	$(22.3)	$11.9		$7.1	$(2.7)		$2.9	$(0.2)

The Company expects $5.1 million to be reclassified from AOCI into earnings over the next 12 months. This reclassification is due to the sale of inventory that includes previously hedged purchases and the amortization of the gain or loss recognized on the settlement of the Company's interest rate swaps.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects (gross of tax) of the Company's fair value hedges on the Statements of Operations at June 28, 2014 and June 29, 2013 were as follows (in millions):

Fair Value Hedges	Location and Amount of (Gain)/Loss Recognized into Income			Related Hedged Item	Location and Amount of (Gain)/Loss Recognized in Income on Related Hedged Item
		June 28, 2014	June 29, 2013			June 28, 2014	June 29, 2013
Interest rate swap agreements	Other expense (income), net	$(0.9)	$—	Fixed-rate debt	Other expense (income), net	$4.1	$—

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INDEBTEDNESS

Total borrowing outstanding are summarized as follows (in millions):

	June 28, 2014	June 29, 2013
Short term debt	$2.1	$5.0

Term loans
2011 Term Loan due October 26, 2016	—	400.0
2013 Term Loan due December 18, 2015	300.0	—
2013 Term Loan due December 18, 2018	630.0	—
	930.0	400.0
Senior notes
5.97% Unsecured Senior Notes due May 29, 2015(1)	—	75.0
4.91% Unsecured Senior Notes due April 30, 2017(1)	—	115.0
6.37% Unsecured Senior Notes due May 29, 2018(1)	—	125.0
5.45% Unsecured Senior Notes due April 30, 2020(1)	—	150.0
4.27% Unsecured Senior Notes due September 30, 2021(1)	—	75.0
5.55% Unsecured Senior Notes due April 30, 2022(1)	—	150.0
2.95% Unsecured Senior Notes due May 15, 2023, net of unamortized discount of $3.1 million	—	596.9
4.52% Unsecured Senior Notes due December 15, 2023(1)	—	175.0
4.67% Unsecured Senior Notes due September 30, 2026(1)	—	100.0
1.30% Unsecured Senior Notes due November 8, 2016, net of unamortized discount of $0.4 million(2)	499.6	—
2.30% Unsecured Senior Notes due November 8, 2018, net of unamortized discount of $0.7 million(2)	599.3	—
4.00% Unsecured Senior Notes due November 15, 2023, net of unamortized discount of $3.2 million(2)	796.8	—
5.30% Unsecured Senior Notes due November 15, 2043, net of unamortized discount of $1.7 million(2)	398.3	—
	2,294.0	1,561.9

Other financing	8.1	7.1

Total borrowings outstanding	3,234.2	1,974.1
Less short-term debt and current portion of long-term debt	(143.7)	(46.2)
Total long-term debt, less current portion	$3,090.5	$1,927.8

(1)	Private placement unsecured senior notes under Master Note Purchase Agreement discussed below collectively as the "Notes".

(2)	Private placement unsecured senior notes with registration rights discussed below collectively as the "Bonds".

Unamortized deferred financing fees totaled $27.4 million as of June 28, 2014 and $13.9 million as of June 29, 2013.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bridge Agreements

On July 28, 2013, the Company entered into a $2.65 billion Debt Bridge Credit Agreement (the "Debt Bridge") and a $1.7 billion Cash Bridge Credit Agreement (the "Cash Bridge") with HSBC Bank USA, N.A. as Syndication Agent, Barclays Bank PLC as Administrative Agent and certain other participant banks (together, the "Bridge Credit Agreements"). The termination of commitments under such Bridge Credit Agreements was contingent on various factors, but not to be later than July 29, 2014. The funding commitment under the Debt Bridge was reduced by $1.0 billion on September 6, 2013 upon completion of the Company’s Term Loan Agreement (see below) and by an additional $1.65 billion on November 8, 2013 upon funding into escrow of the Company’s public bond offering (see below), at which time the Debt Bridge was terminated. The commitments under the Cash Bridge were terminated on December 24, 2013. At no time did the Company draw under the Bridge Credit Agreements. The Company incurred commitment fees under the Bridge Credit Agreements at a per annum rate of 0.175% from July 28, 2013 to termination of the Bridge Credit Agreements totaling $0.7 million for fiscal 2014. In addition, fees paid in relation to entering into the Bridge Credit Agreements totaled $19.0 million and were included in loss on debt extinguishment on the Company's Consolidated Statements of Operations for fiscal 2014.
Extinguishment of Old Debt

In November 2013, Perrigo Company, a wholly owned subsidiary of the Company, made scheduled payments totaling $40.0 million against its 2011 term loan. On December 18, 2013, the Company repaid the remaining principal balance of $360.0 million, together with accrued interest and fees of $0.4 million, then outstanding under its credit agreement dated as of October 26, 2011 with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents and certain other participant banks (the "2011 Credit Agreement"). Upon completion of such payment, the 2011 Credit Agreement was terminated in its entirety.
On November 20, 2013, Perrigo Company priced a Tender Offer and Consent Solicitation in regard to the 2.95% Notes which were issued pursuant to the Indenture dated as of May 16, 2013 between Perrigo Company and Wells Fargo Bank, National Association (the "Indenture"). Total tender consideration of $578.3 million was comprised of an aggregate principal amount of $571.6 million, a make-whole premium of $4.9 million, and accrued interest of $1.8 million. On December 26, 2013, pursuant to the Indenture, notice was given to holders that the remaining notes not duly tendered would be redeemed on December 27, 2013 at a redemption price of par plus accrued interest. On December 27, 2013, the redemption was completed for a total payment of $28.5 million comprised of aggregate principal of $28.4 million and accrued interest of $0.1 million. Upon completion of the redemption, the Indenture was terminated.
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
As a result of the debt retirements, the Company recorded a loss of $165.8 million during fiscal 2014 as follows (in millions):

Fiscal 2014
Make-whole payments	$133.5
Write-off of financing fees on Bridge Agreements	19.0
Write-off of deferred financing fees on old debt	10.5
Write-off of unamortized discount	2.8
Total loss on extinguishment of debt	$165.8

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of New Debt
On September 6, 2013, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan") and a $600.0 million Revolving Credit Agreement (the "Revolver") with Barclays Bank PLC as Administrative Agent, HSBC Bank USA, N.A. as Syndication Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Documentation Agents and certain other participant banks (together, the "Permanent Credit Agreements"). The Term Loan consists of a $300.0 million tranche maturing December 18, 2015 and a $700.0 million tranche maturing December 18, 2018. Both tranches were drawn in full on December 18, 2013. No amounts were outstanding under the Revolver as of June 28, 2014. Obligations of the Company under the Permanent Credit Agreements are guaranteed by Perrigo Company, certain U.S. subsidiaries of Perrigo Company, Elan, and certain Irish subsidiaries of Elan. Amounts outstanding under each of the Permanent Credit Agreements will bear interest at the Company’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Permanent Credit Agreements.
On November 8, 2013, the Company issued $500.0 million aggregate principal amount of its 1.30% Senior Notes due 2016 (the "2016 Notes"), $600.0 million aggregate principal amount of its 2.30% Senior Notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.00% Senior Notes due 2023 (the "2023 Notes") and $400.0 million aggregate principal amount of its 5.30% Senior Notes due 2043 (the "2043 Notes" and, together with the 2016 Notes, the 2018 Notes and the 2023 Notes, the "Bonds") in a private placement with registration rights. Interest on the Bonds is payable semiannually in arrears in May and November of each year, beginning in May 2014. The Bonds are governed by a Base Indenture and a First Supplemental Indenture between the Company and Wells Fargo Bank N.A., as trustee (collectively the "2013 Indenture"). The Bonds are the Company’s unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness and are guaranteed on an unsubordinated, unsecured basis by the Company's subsidiaries that guarantee the Permanent Credit Agreements. The Company received net proceeds of $2.3 billion from issuance of the Bonds after deduction of issuance costs of $14.6 million and a market discount of $6.3 million. The Bonds are not entitled to mandatory redemption or sinking fund payments. The Company may redeem the Bonds in whole or in part at any time and from time to time for cash at the redemption prices described in the 2013 Indenture.

The Company was in compliance with all covenants under its various debt agreements as of June 28, 2014.

The annual future maturities of short-term and long-term debt, including capitalized leases, are as follows (in millions):

Fiscal Year	Amount
2015	$144.9
2016	443.4
2017	641.7
2018	140.2
2019	670.0
Thereafter	1,200.0

NOTE 8 – ACCOUNTS RECEIVABLE SECURITIZATION

On July 23, 2009, the Company entered into an accounts receivable securitization program (the "Securitization Program") with several of its wholly owned subsidiaries and Bank of America Securities, LLC. The program was most recently renewed for one year on June 13, 2014 with Wells Fargo Bank, National Association ("Wells Fargo") as sole agent.

The Securitization Program is a one-year program, expiring June 13, 2015. Under the terms of the Securitization Program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy-remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the Securitization Program, Wells Fargo has committed $200.0 million, effectively

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowing the Company to borrow up to that amount, subject to a Maximum Net Investment calculation as defined in the agreement. At June 28, 2014, the entire $200.0 million committed amount of the Securitization Program was available under this calculation. The annual interest rate on any borrowing is equal to thirty-day LIBOR plus 0.375%. In addition, an annual facility fee of 0.375% is applied to the entire $200.0 million commitment whether borrowed or undrawn. Under the terms of the Securitization Program, the Company may elect to have the entire amount or any portion of the facility unutilized.

Any borrowing made pursuant to the Securitization Program will be classified as short-term debt in the Company’s Consolidated Balance Sheets. The amount of the eligible receivables will vary during the year based on seasonality of the business and could, at times, limit the amount available to the Company from the sale of these interests. At June 28, 2014 and June 29, 2013, there were no borrowings outstanding under the Securitization Program.

NOTE 9 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the basic and diluted EPS calculation follows (in millions):

	Fiscal Year
	2014	2013	2012
Numerator:
Income from continuing operations	$205.3	$441.9	$393.0
Income from discontinued operations, net of tax	—	—	8.6
Net income used for both basic and diluted EPS	$205.3	$441.9	$401.6
Denominator:
Weighted average shares outstanding for basic EPS	115.1	93.9	93.2
Dilutive effect of share-based awards	0.5	0.6	0.8
Weighted average shares outstanding for diluted EPS	115.6	94.5	94.1

Share-based awards outstanding that were anti-dilutive totaled 0.1 million, 0.2 million, and 0.2 million for fiscal 2014, 2013 and 2012, respectively. Share-based awards that were anti-dilutive were excluded from the diluted EPS calculation.

NOTE 10 – SHAREHOLDERS’ EQUITY

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. The Company paid dividends of $46.1 million, $33.0 million and $29.0 million, or $0.39, $0.35 and $0.31 per share, during fiscal 2014, 2013 and 2012, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on the earnings, financial condition, capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

The Company does not currently have a common stock repurchase program, but does repurchase shares in private party transactions from time to time. Private party transactions are shares repurchased in connection with the vesting of restricted stock awards to satisfy employees' minimum statutory tax withholding obligations. During fiscal 2014, the Company repurchased 60 thousand shares of common stock for $7.5 million in private party transactions. During fiscal 2013 and 2012, the Company repurchased 112 thousand and 90 thousand shares of common stock for $12.4 million and $8.2 million, respectively, in private party transactions. All ordinary shares repurchased by the Company will either be canceled or held as treasury shares available for reissuance in the future for general corporate purposes.

Share-Based Compensation Plans

All share-based compensation for employees and directors is granted under the 2008 Long-Term Incentive Plan, as amended. The plan has been approved by the Company’s shareholders and provides for the granting of awards to its employees and directors. As of June 28, 2014, there were 5.5 million shares available to be granted.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purpose of the plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company’s success and prosperity. The awards that are granted under this program include non-qualified stock options, restricted shares and restricted share units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the plan. Awards granted under the plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Share-based compensation expense was $24.6 million for fiscal 2014, $18.4 million for fiscal 2013, and $19.0 million for fiscal 2012. As of June 28, 2014, unrecognized share-based compensation expense was $23.4 million and the weighted average period over which the expense is expected to be recognized was approximately 1.9 years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to common stock.

Stock Options

A summary of activity related to stock options is presented below (in thousands, except per share amounts):

	Fiscal Year Ended June 28, 2014
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning options outstanding	891	$63.24
Granted	165	$119.87
Exercised	(200)	$48.94
Forfeited or expired	(6)	$110.53
Ending options outstanding	850	$77.26	6.4	$58.4

Options exercisable	491	$53.06	4.9	$45.6
Options expected to vest	351	$110.15	8.3	$12.6

The aggregate intrinsic value for options exercised during the year was $17.8 million for fiscal 2014, $29.5 million for fiscal 2013 and $38.9 million for fiscal 2012. The weighted average fair value per share at the grant date for options granted during the year was $38.28 for fiscal 2014, $34.24 for fiscal 2013 and $28.68 for fiscal 2012. The fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2014	2013	2012
Dividend yield	0.3%	0.3%	0.4%
Volatility, as a percent	32.7%	34.9%	34.7%
Risk-free interest rate	1.8%	0.8%	1.0%
Expected life in years	5.3	5.4	5.4

The valuation model utilizes historical volatility. The risk-free interest rate is based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years is estimated based on past exercise behavior of employees.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonvested Restricted Shares

A summary of activity related to nonvested restricted shares is presented below (in thousands, except per share amounts):

	Fiscal Year Ended June 28, 2014
	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested restricted shares outstanding	9	$100.84
Granted	16	$145.19
Vested	(16)	$145.19
Forfeited	—	$—
Ending nonvested restricted shares outstanding	9	$100.84	0.4	$1,267

The weighted average fair value per share at the date of grant for restricted shares granted during the year was $145.19 for fiscal 2014, $100.84 for fiscal 2013 and $89.42 for fiscal 2012. The total fair value of restricted shares that vested during the year was $2.3 million for fiscal 2014, $0.6 million for fiscal 2013 and $0.7 million for fiscal 2012.

Nonvested Service-Based Restricted Share Units

A summary of activity related to nonvested service-based restricted share units is presented below (in thousands, except per share amounts):

	Fiscal Year Ended June 28, 2014
	Number of Nonvested Service- Based Share Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested service-based share units outstanding	260	$83.60
Granted	115	$133.08
Vested	(109)	$61.89
Forfeited	(19)	$130.83
Ending non-vested service-based share units outstanding	247	$112.89	1.1	$36,087

The weighted average fair value per share at the date of grant for service-based restricted share units granted during the year was $133.08 for fiscal 2014, $109.20 for fiscal 2013 and $90.99 for fiscal 2012. The total fair value of service-based restricted share units that vested during the year was $6.8 million for fiscal 2014, $5.7 million for fiscal 2013 and $5.7 million for fiscal 2012.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonvested Performance-Based Restricted Share Units

A summary of activity related to nonvested performance-based restricted share units is presented below (in thousands, except per share amounts):

	Fiscal Year Ended June 28, 2014
	Number of Nonvested Performance- Based Share Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning nonvested performance-based share units outstanding	158	$84.85
Granted	107	$119.85
Vested	(78)	$59.22
Forfeited	(5)	$11.59
Ending nonvested performance-based share units outstanding	182	$109.63	1.4	$26,552

The weighted average fair value per share at the date of grant for performance-based restricted share units granted during the year was $119.85 for fiscal 2014, $108.60 for fiscal 2013 and $90.72 for fiscal 2012. The weighted average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the plan. The total fair value of performance-based restricted share units that vested during the year was $4.6 million for fiscal 2014, $5.0 million for fiscal 2013 and $4.3 million for fiscal 2012.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the Company's AOCI balances, net of tax, for fiscal 2014 were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post- retirement and pension liability adjustments, net of tax	Total AOCI
Balance as of June 30, 2012	$(10.5)	$53.7	$(4.4)	$0.6	$39.4
Other comprehensive income	6.0	26.9	4.4	0.3	37.6
Balance as of June 29, 2013	(4.5)	80.6	—	0.9	77.0
OCI before reclassifications	(18.2)	83.8	(4.3)	(12.0)	49.3
Amounts reclassified from AOCI	6.6	—	6.7	—	13.3
Other comprehensive income	(11.6)	83.8	2.4	(12.0)	62.6
Balance as of June 28, 2014	$(16.1)	$164.4	$2.4	$(11.1)	$139.6

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

Pre-tax income and the provision for income taxes from continuing operations are summarized as follows (in millions):

	Fiscal Year
	2014	2013	2012
Pre-tax income:
Ireland	(369.3)	—	—
Other	641.9	607.7	512.0
Total	272.6	607.7	512.0
Provision for income taxes:
Current:
Ireland	2.2	—	—
United States - Federal	44.0	125.0	74.9
United States - State	9.3	10.7	7.5
Other Foreign	49.1	24.3	9.1
Subtotal	104.6	160.1	91.5
Deferred (credit):
Ireland	(24.2)	—	—
United States - Federal	7.8	16.6	32.6
United States - State	(5.8)	—	1.4
Other Foreign	(15.1)	(10.9)	(6.6)
Subtotal	(37.3)	5.7	27.5
Total	67.3	165.8	119.0

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision based on the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2014	2013	2012

Provision at statutory rate	12.5%	35.0%	35.0%
Ireland tax on non-trading differences	2.8	—	—
Expenses not deductible for tax purposes/ deductions not expensed for book, net	12.1	(0.6)	(0.9)
U.S. Operations:
State income taxes, net of Federal benefit	(0.2)	1.1	1.1
Foreign tax credit	0.2	(0.1)	(0.1)
Research and development credit	(0.5)	(0.5)	(0.3)
Other	(0.8)	(1.0)	(0.9)
Other foreign differences (earnings taxed at other than applicable statutory rate)	(16.0)	(8.7)	(9.5)
Worldwide Operations:
Valuation allowance changes	2.9	—	—
Audit impacts	—	(1.2)	(5.1)
Change in unrecognized taxes	15.0	3.3	3.9
Rate change impacts	(3.3)	—	—
Effective income tax rate	24.7%	27.3%	23.2%

No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $2.3 billion at June 28, 2014, since it is Perrigo’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. Due to the number of legal entities and taxing jurisdictions involved and the complexity of the legal entity structure, the complexity of tax laws in the various jurisdictions, including, but not limited to the rules pertaining to the utilization of foreign tax credits in the U.S. and the impact of income projections to calculations, Perrigo believes it is not practicable to estimate, within any reasonable range, the additional income taxes may be payable on the remittance of such undistributed earnings.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carry forwards for tax purposes. The components of the net deferred income tax asset (liability) are as follows:

	Fiscal Year
	2014	2013
Deferred income tax asset (liability):
Depreciation and amortization	$(982.6)	$(203.3)
Inventory basis differences	43.9	35.6
Accrued liabilities	84.3	43.4
Allowance for doubtful accounts	0.9	0.5
Research and development	3.7	4.0
Loss carryforwards	300.4	31.3
Share-based compensation	14.3	13.2
Foreign Tax Credit	10.6	13.7
Federal benefit of unrecognized tax positions	20.7	—
Other, net	59.6	19.6
Subtotal	(444.2)	(41.9)
Valuation allowance for loss and credit carryforwards	(198.4)	(18.8)
Net deferred income tax (liability) asset:	$(642.6)	$(60.7)

The above amounts are classified in the consolidated balance sheet as follows (in millions):

	June 28, 2014	June 29, 2013
Assets	$86.4	$67.3
Liabilities	(729.0)	(128.0)
Net deferred income tax (liability) asset	$(642.6)	$(60.7)

At June 28, 2014, the Company had gross carryforwards as follows: U.S. state net operating losses of $238.4 million, U.S. state credits of $12.8 million, non U.S. net operating losses of $2.1 billion, U.S. federal net operating losses of $33.9 million, U.S. capital losses of $10.1 million, U.S. credits of $30.2 million and non-U.S. capital losses of $21.2 million. At June 28, 2014, gross valuation allowances had been provided for U.S. state net operating loss carry forwards in the amount of $197.1 million, $8.2 million for U.S. state credit carryforwards, $1.3 billion for non-U.S. net operating loss carryforwards, $16.3 million for U.S. federal net operating loss carryforwards, $10.1 million for U.S. federal capital loss carryforwards, $30.2 million for U.S. federal credit carryforward and $21.2 million for non-U.S. capital loss carryforwards as utilization of such carryforwards within the applicable statutory periods is uncertain. The U.S. federal capital loss carryforward expires through 2017 and the U.S. state net operating loss carryforwards expire through 2034. $17.4 million of the non-U.S. net operating loss carryforwards expire through 2023, while the remaining amount and non-U.S. capital loss carryforwards have no expiration. The valuation allowances for these net operating loss carryforwards are adjusted annually, as necessary. After application of the valuation allowances described above, the Company anticipates no limitations will apply with respect to the realization of its net deferred income tax assets.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to amounts recorded for uncertain tax positions, excluding interest and penalties, for the years ended June 28, 2014 and June 29, 2013 (in millions):

Unrecognized Tax Benefits
Balance at June 30, 2012	$99.2
Additions:
Positions related to the current year	18.1
Positions related to prior years	1.9
Reductions:
Positions related to the current year	—
Positions related to prior years	—
Settlements with taxing authorities	(7.5)
Lapse of statutes of limitation	(1.6)
Balance at June 29, 2013	110.1
Additions:
Positions related to the current year	28.8
Positions related to prior years	22.7
Reductions:
Positions related to the current year	—
Positions related to prior years	—
Settlements with taxing authorities	—
Lapse of statutes of limitation	(1.5)
Balance at June 28, 2014	$160.1

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $45.3 million and $24.3 million as of June 28, 2014 and June 29, 2013, respectively.

The total liability for uncertain tax positions was $205.4 million and $122.3 million as of June 28, 2014 and June 29, 2013, respectively, after considering the federal tax benefit of certain state and local items, of which $170.2 million and $107.1 million, respectively, would impact the effective tax rate in future periods, if recognized.

The Company files income tax returns in Ireland, the U.S., including various state and local jurisdictions, Israel and numerous other jurisdictions and is therefore subject to audits by tax authorities. Its primary income tax jurisdictions are Ireland, the U.S. and Israel.

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

Currently, the IRS is auditing fiscal years 2009 and 2010 and the Israel Tax Authority is auditing fiscal years 2011 and 2012. In regards to the audit for fiscal years 2009 and 2010, we have agreed on certain adjustments and made associated payments of $8.0 million, inclusive of interest. Other issues exist for which the Company disagrees with the positions asserted. Although we have not received a notice of proposed adjustment or a statutory notice related to these positions, if the IRS were to issue a notice of proposed adjustment or a statutory notice in relation these positions, we expect to contest these positions through applicable IRS and judicial procedures, as appropriate.

There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, the Company cannot predict the outcome of any audit or related litigation.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of June 28, 2014. During the next 12 months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $2.0 million to $15.0 million.

Tax Rate Changes and Exemptions in Israel

Prior to fiscal 2011, certain of the Company's Israel subsidiaries had been granted Privileged Enterprise status under the Law for the Encouragement of Capital Investments (1959). Income derived from such entities was entitled to various tax benefits beginning in the year the subsidiary first generated taxable income. These benefits applied to an entity depending on certain elections.

These benefits were generally granted with the understanding that cash dividends would not be distributed from the affected income. Should dividends be distributed out of tax exempt income, the subsidiary would be required to pay a 10% to 25% tax on the distribution. The Company does not currently intend to cause distribution of a dividend, which would involve additional tax liability in the foreseeable future; therefore, no provision has been made for such tax on post-acquisition earnings.

In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates were applicable to the Company as of June 30, 2013.

In addition to the above benefits, the Company periodically applies for grants to assist them with development projects. The grants are received from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, the Company's development projects must be approved by the Chief Scientist on a case-by-case basis. If the Company's development projects are not approved by the Chief Scientist, the Company will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects the Company to certain restrictions and pre-approval requirements which may be conditioned by additional royalty payments with rights to transfer intellectual property and/or production abroad. All affected subsidiaries are currently in compliance with these conditions.

NOTE 13 – POST EMPLOYMENT PLANS

Qualified Profit-Sharing and Investment Plans

The Company has a qualified profit-sharing and investment plan under Section 401(k) of the IRS, which covers substantially all U.S. employees. The Company’s contributions to the plan include an annual nondiscretionary contribution of 3% of an employee’s eligible compensation and a discretionary contribution at the option of the Board of Directors. Additionally, the Company matches a portion of employees’ contributions. The Company’s contributions to the plan were $25.6 million, $23.0 million and $25.5 million in fiscal 2014, 2013 and 2012, respectively.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Israeli Post Employment Benefits

Israeli labor laws and agreements require the Company to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. The Company’s Israeli subsidiaries also provide retirement bonuses to certain managerial employees. The Company makes regular deposits to retirement funds and purchases insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. The liability related to these post employment benefits, which is recorded in other non-current liabilities, was $24.0 million at June 28, 2014. The Company funded $19.3 million of this amount, which is recorded in other non-current assets, as of June 28, 2014. As of June 29, 2013, the liability and corresponding asset related to these post employment benefits were $21.1 million and $16.1 million, respectively. The Company’s contributions to the above plans were $0.4 million, $0.9 million and $0.9 million for fiscal 2014, 2013 and 2012, respectively.

Deferred Compensation Plans

The Company has non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, the Company owns insurance policies with a cash surrender value of $28.0 million at June 28, 2014 and $22.5 million at June 29, 2013 that are intended as a long-term funding source for these plans. The assets, which are recorded in other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $28.1 million at June 28, 2014 and $22.6 million at June 29, 2013 was recorded in other non-current liabilities.

Post-Retirement Medical Benefits

The Company provides certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Increases in the Company contribution for benefits are limited to increases in the Consumer Price Index. Additional healthcare cost increases are paid through participant contributions. The Company accrues the expected costs of such benefits during a portion of the employees’ years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any U.S. federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy. The unfunded accumulated projected benefit obligation was $4.6 million at June 28, 2014 and $3.9 million at June 29, 2013. The Company records unrecognized actuarial gains and losses as a component of AOCI (also see Note 11). As of June 28, 2014 and June 29, 2013, an unrecognized actuarial loss of $0.1 million and an actuarial gain of $0.3 million, respectively, were included in OCI net of tax. Net periodic benefit costs of $0.2 million and $0.1 million were recognized in fiscal 2014 and 2013, respectively, and a net periodic benefit gain of $0.5 million was recognized in fiscal 2012.

Irish Defined Benefit and Defined Contribution Plans

The Company assumed the liability of two defined benefit plans (staff and executive plan) for employees based in Ireland with the acquisition of Elan. These plans were closed to new entrants from March 31, 2009, and a defined contribution plan was established for employees in Ireland hired after this date. In January 2013, the Company ceased the future accrual of benefits to the active members of the defined benefit pension plans. Active members became deferred members of the defined benefit plans on January 31, 2013 and became members of the Irish defined contribution plan on February 1, 2013. Under the plan, the Company contributes up to 18% of each participating employee’s annual eligible salary on a monthly basis. From December 18, 2013 to June 28, 2014, we recorded $0.5 million of expense in connection with the matching contributions under the Irish defined contribution plan.

In general, on retirement, eligible employees in the staff plan are entitled to a pension calculated at 1/60th (1/52nd for the executive plan) of their final salary for each year of service, subject to a maximum of 40 years. The investments of the plans at June 28, 2014 consisted of units held in independently administered funds.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the projected benefit obligation and plan assets at June 28, 2014 from the acquisition date of Elan as of December 18, 2013 consists of the following (in millions):

Fiscal 2014
Projected benefit obligation at December 18, 2013	$84.4
Interest cost	1.4
Actuarial loss	12.1
Benefits paid	(0.2)
Settlements	(8.0)
Foreign currency translation	(0.7)
Benefit obligation at June 28, 2014	$89.0
Fair value of plan assets at December 18, 2013	107.3
Actual return on plan assets	5.4
Benefits paid	(0.2)
Settlements	(12.1)
Foreign currency translation	(0.8)
Fair value of plan assets at June 28, 2014	$99.6
Funded status recognized in Other Assets	$10.6

The total accumulated benefit obligation for the defined benefit pension plans was $89.0 million at June 28, 2014.

The unamortized net actuarial loss in AOCI was $11.9 million. The estimated amount to be recognized from accumulated other comprehensive income into net periodic cost during fiscal 2015 is $0.8 million.

At June 28, 2014, the total estimated future benefit payments to be paid by the plans for the fiscal periods 2015 - 2019 is approximately $0.6 million, paid out as follows:

Fiscal year	Pension Benefits
2015	$—
2016	0.1
2017	0.1
2018	0.1
2019	0.3
2020 - 2024	4.5

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at June 28, 2014, including the expected future employee service.

In fiscal 2015, the Company expects to contribute $2.6 million to the defined benefit plans.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic pension cost for the period from December 18, 2013 to June 28, 2014 consisted of the following (in millions):

Fiscal 2014
Interest cost	$1.4
Expected return on plan assets	(1.9)
Net actuarial (gain)/loss	0.7
Net periodic pension cost	$0.2

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation as of June 28, 2014 were:

2014
Discount Rate	2.90%
Inflation	2.00%
Expected Return on Assets	2.92%

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on AA-rated corporate bonds, having regard to the duration of the plan's liabilities. With regard to inflation, the difference in the fixed interest bonds and the index-linked bonds issued by the British government, generally considered low risk, offers a guide to the market view of future price inflation. As of June 28, 2014, the expected long-term rate of return on assets of 2.92% was calculated based on the assumptions of the following returns for each asset class:

2014
Equities	6.3%
Property	5.3%
Bonds	2.3%
Cash	2.0%
Absolute return fund	4.0%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

The long-term asset allocation ranges of the trusts are as follows:

Equities	60%-80%
Bonds	10%-40%
Property	0%-10%
Other	0%-10%

The purpose of the pension fund is to provide a flow of income for members in retirement. A flow of income delivered through fixed interest bonds provides a costly but close match to this objective. Equities are held within the portfolio as a means of reducing this cost, but holding equities creates a strategic risk because they give a very different pattern of return. Property investments are held to help diversify the portfolio. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and investment portfolio reviews.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the fair value of the pension plan assets, as of June 28, 2014 (in millions):

	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$20.8	$—	$—	$20.8
Bonds	48.3	—	—	48.3
Property	—	—	0.8	0.8
Cash	0.1	—	—	0.1
Absolute return fund	29.6	—	—	29.6
Total	$98.8	$—	$0.8	$99.6

For a discussion of the fair value levels and the valuation methodologies used to measure equities, bonds, and the absolute return fund, see Note 4.

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis for the fiscal period ended June 28, 2014 (in millions):

Fiscal 2014
Level 3 assets held at December 18, 2013	$0.7
Unrealized gains	0.1
Level 3 assets held at June 28, 2014	$0.8

All properties in the fund are valued by independent valuation experts in accordance with the Royal Institute of Chartered Surveyors Valuation Standards by forecasting the returns of the market at regular intervals. The inputs to the forecasts include gross national product growth, interest rates and inflation. Management reviews the valuation model including inputs and outputs.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company leases certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through calendar 2024. Certain leases contain provisions for renewal and purchase options and require the Company to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows: 2015 – $31.9 million; 2016 – $21.9 million; 2017 – $17.3 million; 2018 – $14.0 million; 2019 – $13.0 million and thereafter – $21.1 million. Rent expense under all leases was $34.5 million, $27.6 million and $23.6 million for fiscal 2014, 2013 and 2012, respectively.

In addition to the discussions below, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of June 28, 2014, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development. Other than what is disclosed below, the Company considers the remainder of litigation matters to be immaterial individually and in the aggregate.

Texas Medicaid

In June 2013, the Company received notices from the Office of the Attorney General for the State of Texas, of civil investigative demands to two of the Company’s affiliates, Perrigo Pharmaceuticals Company and Paddock Laboratories, LLC, for information under the Texas Medicaid Fraud Prevention Act relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. The Company has cooperated with requests for information and is in the process of evaluating this and other information. While the Company does not know the

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

full extent of its potential liability at this time and intends to vigorously defend against any claims, the Company could be subject to material penalties and damages. The Company established a contingency loss accrual of $15.0 million to cover potential settlement or other outcomes. The Company cannot predict whether settlement on terms acceptable to it will occur, or that a settlement or potential liability for these claims will not be higher than the amount recorded.

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

Neot Hovav

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Neot Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Neot Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva.  The Council of Neot Hovav, in June 2008, and the State of Israel, in November 2008, asserted third-party claims against several companies, including the Company.  The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution.  Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72.5 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar.  On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company. On February 20, 2013, the plaintiffs filed an appeal to the Supreme Court, which has scheduled a hearing on this matter on September 29, 2014. While the Company intends to vigorously defend against these claims, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

Tysabri® Product Liability Lawsuits

The Company and collaborator Biogen Idec are co-defendants in product liability lawsuits arising out of the occurrence of Progressive Multifocal Leukoencephalopathy ("PML"), a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®. The Company and Biogen Idec will each be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. While these lawsuits will be vigorously defended, management cannot predict how these cases will be resolved. Adverse results in one or more of these lawsuits could result in substantial judgments against the Company.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COLLABORATION AGREEMENTS

The Company actively collaborates with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. These types of agreements are not uncommon in the pharmaceutical industry. The Company may choose to enter into these types of agreements to, among other things, leverage its or others’ scientific research and development expertise or utilize its extensive marketing and distribution resources. Terms of the various collaboration agreements may require the Company to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on future sale, if any, of commercial products resulting from the collaboration. Milestone payments and up-front payments made are generally recorded as research and development expenses if the payments relate to drug candidates that have not yet received regulatory approval. Milestone payments and up-front payments made related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as revenues and royalties paid are generally reflected as cost of goods sold. The Company has entered into a number of collaboration agreements in the ordinary course of business. Although the Company does not consider these arrangements to be material, the following is a brief description of notable agreements entered into during fiscal years 2014 and 2013.

Fiscal 2014

With the acquisition of Elan on December 18, 2013, the Company inherited a collaborative arrangement with Transition related to the joint development and commercialization of a novel therapeutic agent for Alzheimer’s disease (ELND005). As discussed in Note 5, during the third quarter of fiscal 2014, the Company announced that it had entered into an agreement with Transition to progress the clinical development of ELND005 (Scyllo-inositol) in a number of important indications including Alzheimer's disease, Bipolar Disorder and Down Syndrome. As part of the agreement, Transition acquired all of the shares of a wholly owned, indirect Irish subsidiary of the Company, which had previously been responsible for carrying out all development activities associated with ELND005, and upon closing on February 28, 2014, is now solely responsible for all ongoing development activities and costs associated with ELND005. The Company is eligible to receive milestone payments which range from $10.0 million to $15.0 million should ELND005 achieve approval of the ANDA as well as specific worldwide net sales hurdles. If commercialization were to occur, the Company would be entitled to receive a royalty of 6.5% of net sales for the life of the product.

Fiscal 2013

    In November 2012, the Company entered into a joint development agreement with another generic pharmaceutical company pursuant to which the Company is to provide research and development and future manufacturing services for a generic version of a specified prescription pharmaceutical. The Company is entitled to receive various milestone payments throughout the development period, which will be recognized in accordance with the milestone method. During fiscal 2013, the Company recognized revenue of $0.8 million upon completion of a milestone under this agreement. The Company is entitled to receive additional individual milestone payments ranging from $0.5 million to $2.0 million for achieving other specified milestones including but not limited to completion of bioequivalence studies, FDA acceptance of the ANDA, and FDA approval of the ANDA. If the product is approved, the Company may receive combined total milestone payments ranging from $3.8 million to $5.5 million depending upon various market conditions at the time of generic market formation. Also in accordance with the agreement, the parties will share in development costs and future profits associated with the manufacture and sale of the generic prescription pharmaceutical product.

Additional future milestone payments and receipts related to agreements not specifically discussed above are not material.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RESTRUCTURING CHARGES

The Company periodically takes actions to reduce redundant expenses and improve operating efficiencies, typically in connection with its business acquisitions. The following is a summary of the Company's restructuring activity for the fiscal years ended June 28, 2014, June 29, 2013, and June 30, 2012 (in millions):

	Severance	Contract Terminations	Asset Impairments	Total
Balance at June 25, 2011	$—	$—	$—	$—
Additional charges	1.8	—	7.0	8.8
Payments	(0.1)	—	—	(0.1)
Non-cash adjustments	—	—	(7.0)	(7.0)
Balance at June 30, 2012	1.7	—	—	1.7
Additional charges	2.9	—	—	2.9
Payments	(1.7)	—	—	(1.7)
Non-cash adjustments	—	—	—	—
Balance at June 29, 2013	2.9	—	—	2.9
Additional charges	36.8	5.4	4.8	47.0
Payments	(27.3)	(1.4)	—	(28.7)
Non-cash adjustments	—	—	(4.8)	(4.8)
Balance at June 28, 2014	$12.4	$4.0	$—	$16.4

During fiscal 2014, $41.2 million of the restructuring expense recorded was due to the Elan acquisition, and of this amount, $38.7 million was recorded in the Specialty Sciences segment. There were no other material restructuring programs in any of the years presented and the remaining charges did not materially impact any one reportable segment. All charges are shown in restructuring expense on the Company's Consolidated Statements of Income. Substantially all of the remaining liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining liability for lease exit costs will be incurred over the remaining terms of the applicable leases. Asset impairments are non-cash charges recorded when the carrying amount of a discontinued fixed asset exceeds its fair value.

In March 2009, the Company committed to a plan to sell its Israel Consumer Products business, which primarily sold consumer products to the Israeli market, including cosmetics, toiletries and detergents, and was previously reported as part of the Company’s Other category. The sale to Emilia Group was completed in fiscal 2010, resulting in a pre-tax gain on the sale of $0.8 million, excluding contingent consideration. During fiscal 2012, upon satisfaction of the contingency factors specified in the agreement, the Company recorded additional consideration of $8.6 million, which was included in discontinued operations.

The Company has reflected the results of this business as discontinued operations in the consolidated statements of income for fiscal 2012. There was no activity related to discontinued operations in fiscal 2013 or 2014.

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has five reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals, API, and Specialty Sciences, along with an Other category. As noted in Note 2, in conjunction with the acquisition of Elan on December 18, 2013, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused on the treatment of Multiple Sclerosis (Tysabri®). The accounting policies of each segment are the same as those described in the summary of significant accounting policies set forth in Note 1. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generated third-party revenues in the following geographic locations(1) during each of the fiscal years presented (in millions):

	2014	2013	2012
Ireland	$146.7	$—	$—
U.S.	3,291.6	2,978.1	2,693.6
All other countries(2)	622.5	561.7	479.6
	$4,060.8	$3,539.8	$3,173.2

(1) The Company attributes revenues to countries based on sales location.
(2) Includes sales generated primarily in Israel, U.K., Mexico, Australia, and Canada.

The net book value of property and equipment at June 28, 2014 and June 29, 2013 was as follows (in millions):

	June 28, 2014	June 29, 2013
Ireland	$2.0	$—
U.S.	530.7	468.4
Israel	119.6	98.0
All other countries	127.6	115.0
	$779.9	$681.4

One customer in the Consumer Healthcare and Nutritionals segments accounted for 19% of net sales in fiscal 2014, 19% in fiscal 2013, and 20% in fiscal 2012.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)	Consumer Healthcare	Nutritionals	Rx Pharma-ceuticals	API	Specialty Sciences	Other	Unallocated expenses	Total
Fiscal 2014
Net sales	$2,219.0	$551.7	$927.1	$137.6	$146.7	$78.7	$—	$4,060.8
Operating income	$368.6	$40.5	$349.8	$46.1	$(68.6)	$4.0	$(173.4)	$567.0
Operating income %	16.6%	7.3%	37.7%	33.5%	(46.7)%	5.2%	—%	14.0%
Total assets	$3,774.5	$1,077.2	$2,537.2	$288.0	$6,096.6	$106.7	$—	$13,880.2
Capital expenditures	$115.9	$7.3	$32.9	$10.4	$—	$5.1	$—	$171.6
Fixed assets, net	$475.7	$88.6	$104.8	$95.7	$2.1	$13.0	$—	$779.9
Depreciation/amortization	$63.8	$38.5	$86.5	$11.4	$154.4	$4.3	$—	$358.9

Fiscal 2013
Net sales	$2,089.0	$508.4	$709.5	$159.3	—	$73.6	$—	$3,539.8
Operating income	$363.2	$35.2	$263.2	$48.9	—	$3.4	$(34.7)	$679.1
Operating income %	17.4%	6.9%	37.1%	30.7%	—%	4.6%	—%	19.2%
Total assets	$2,409.0	$949.7	$1,604.9	$284.5	—	$102.7	$—	$5,350.8
Capital expenditures	$85.5	$7.8	$17.7	$17.3	—	$3.8	$—	$132.2
Fixed assets, net	$404.1	$92.8	$80.8	$92.7	—	$11.1	$—	$681.4
Depreciation/amortization	$53.8	$38.3	$54.9	$9.1	—	$4.0	$—	$160.2

Fiscal 2012
Net sales	$1,815.8	$501.0	$617.4	$165.8	—	$73.3	$—	$3,173.2
Operating income	$315.3	$25.4	$213.5	$53.9	—	$2.0	$(40.9)	$569.2
Operating income %	17.4%	5.1%	34.6%	32.5%	—%	2.7%	—%	17.9%
Total assets	$1,651.4	$951.0	$1,072.6	$258.4	—	$90.7	$—	$4,024.0
Capital expenditures	$76.3	$14.4	$8.0	$18.5	—	$3.0	$—	$120.2
Fixed assets, net	$328.0	$94.5	$67.6	$79.6	—	$8.7	$—	$578.4
Depreciation/amortization	$41.0	$39.0	$42.2	$9.3	—	$3.8	$—	$135.3

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company's net sales by major product category (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Consumer Healthcare (CHC)
Cough/Cold (1)	$510.1	$500.6	$447.2
Analgesics (1)	504.0	536.0	452.3
Gastrointestinal (1)	400.1	388.8	402.4
Smoking Cessation	236.8	193.2	170.6
Animal Health	178.0	123.2	—
Other CHC (1,2)	390.0	347.3	343.3
Total CHC	2,219.0	2,089.0	1,815.8
Nutritionals
Infant nutritionals	374.8	350.1	352.7
Vitamins, minerals and dietary supplements	176.9	158.3	148.3
Total Nutritionals	551.7	508.4	501.0
Generic prescription drugs	927.1	709.5	617.4
Active pharmaceutical ingredients	137.6	159.3	165.8
Specialty sciences - Tysabri®	146.7	—	—
Pharmaceutical and medical diagnostic products	78.7	73.6	73.3
Total Net Sales	$4,060.8	$3,539.8	$3,173.2

(1) Includes sales from the Company's contract manufacturing business.
(2) Consists primarily of feminine hygiene, diabetes care, dermatological care and other miscellaneous or otherwise uncategorized product lines and markets.

NOTE 18 – QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of the Company’s last eight fiscal quarters. This information below has been prepared on a basis consistent with the Company’s audited consolidated financial statements.

(in millions, except per share amounts)
Fiscal 2014	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
Net sales	$933.4	$979.0	$1,004.2	$1,144.2
Gross profit	$356.3	$360.7	$315.0	$415.7
Net income (loss)	$111.4	$(86.0)	$48.1	$131.7
Earnings (loss) per share(1):
Basic	$1.18	$(0.87)	$0.36	$0.98
Diluted	$1.18	$(0.87)	$0.36	$0.98
Weighted average shares outstanding
Basic	94.2	98.7	133.7	133.8
Diluted	94.7	98.7	134.3	134.3

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share amounts)
Fiscal 2013	First Quarter(6)	Second Quarter(7)	Third Quarter(8)	Fourth Quarter(9)
Net sales (1)	$769.8	$883.0	$919.8	$967.2
Gross profit (1)	$285.3	$307.2	$331.4	$356.2
Net income	$105.6	$106.0	$111.9	$118.5
Earnings per share(1):
Basic	$1.13	$1.13	$1.19	$1.26
Diluted	$1.12	$1.12	$1.18	$1.25
Weighted average shares outstanding
Basic	93.6	93.9	94.0	94.0
Diluted	94.3	94.5	94.5	94.6

(1)	The sum of quarterly financial data may vary from the annual data due to rounding. The sum of individual per share amounts may not equal due to rounding.

(2)	Includes Elan transaction costs of $12.0 million, litigation settlement of $2.5 million, and acquisition costs of $1.9 million.

(3)
Includes loss on extinguishment of debt of $165.8 million, Elan transaction costs of $103.2 million, restructuring charges totaling $14.9 million, write-off of contingent consideration of $4.9 million related to Fera, and write-off of IPR&D of $6.0 million related to Paddock and Rosemont.

(4)	Includes restructuring charges totaling $19.5 million, write-up of contingent consideration of $5.8 million related to Fera, and $3.2 million of Elan transaction costs.

(5)	Includes restructuring charges totaling $10.5 million and a loss contingency of $15.0 million related to Texas Medicaid.

(6)	Includes a pre-tax charge of approximately $1.9 million of acquisition costs associated with the Sergeant's acquisition.

(7)
Includes a pre-tax charge to cost of sales of $7.7 million associated with the step-up in value of inventory related to the Sergeant's acquisition, $1.5 million of severance costs associated with the Cobrek acquisition and a $3.0 million loss on the sale of investment related to Cobrek.

(8)
Includes a pre-tax charge to cost of sales of $1.9 million associated with the step-up in value of inventory related to the Rosemont acquisition, approximately $3.1 million of acquisition costs associated with the Rosemont and Velcera acquisitions and a $1.6 million loss related to the sale of the Company's investment securities.

(9)
Includes a pre-tax charge to cost of sales of $1.2 million associated with the step-up in value of inventory related to the Rosemont acquisition, $5.6 million of restructuring and other integration-related costs associated with the Velcera acquisition and a $9.0 million impairment charge related to the write-off of IPR&D.

NOTE 19 – GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On November 8, 2013, the Company issued senior notes (the "Bonds") totaling $2.3 billion to finance part of the cash portion of the acquisition of Elan. See Note 7 for additional information related to these Bonds. The Company and certain other of its principal 100% owned subsidiaries (the "Guarantors") fully and unconditionally guaranteed, on a joint and several basis, the Bonds. The following tables present consolidated condensed financial information for (a) the Company (for purposes of this discussion and table, "Parent"); (b) the guarantors of the Bonds, which include substantially all of the U.S., 100% owned subsidiaries of the Parent and specific Elan subsidiaries ("Subsidiary Guarantors"); and (c) the wholly- and partially-owned non-U.S. subsidiaries of the Parent, which do not guarantee the Notes ("Non-Guarantor Subsidiaries"). Separate financial statements of the Subsidiary Guarantors are not presented because they are fully and unconditionally, jointly and severally liable under the guarantees. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.

Perrigo Company plc, which was formed on December 18, 2013, is the Parent Company. For periods prior to December 18, 2013, the Parent entity is Perrigo Company, which is a guarantor, therefore no Parent column is presented for fiscal years 2013 and 2012.

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended June 28, 2014
(in millions)

	Unconsolidated
	Perrigo Company plc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net sales	$—	$3,592.2	$1,068.9	$(600.3)	$4,060.8
Cost of sales	—	2,535.2	641.1	(563.2)	2,613.1
Gross profit	—	1,057.0	427.8	(37.1)	1,447.7

Operating expenses
Distribution	—	44.3	11.0	—	55.3
Research and development	—	124.1	57.0	(28.6)	152.5
Selling	—	171.2	42.5	(5.1)	208.6
Administration	56.3	313.6	44.1	(2.7)	411.3
Write-off of in-process research and development	—	4.0	2.0	—	6.0
Restructuring	—	29.7	17.3	—	47.0
Total	56.3	686.9	173.9	(36.4)	880.7

Operating income (loss)	(56.3)	370.1	253.9	(0.7)	567.0

Interest, net	62.9	439.1	(398.5)	—	103.5
Other expense (income), net	0.5	(359.9)	371.5	0.3	12.4
Loss on sales of investments	—	—	12.7	—	12.7
Loss on extinguishment of debt	19.0	146.8	—	—	165.8
Income (loss) before income taxes and equity in net income (loss) of subsidiaries	(138.7)	144.1	268.2	(1.0)	272.6
Income tax expense	(2.4)	35.5	34.2	—	67.3
Income (loss) before equity in net income (loss) of subsidiaries	(136.3)	108.6	234.0	(1.0)	205.3
Equity in net income (loss) of subsidiaries	341.6	(241.0)	98.7	(199.3)	—
Net income (loss)	$205.3	$(132.4)	$332.7	$(200.3)	$205.3

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the year ended June 28, 2014
(in millions)

	Unconsolidated
	Perrigo Company plc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net income	$205.3	$(132.4)	$332.7	$(200.3)	$205.3
Other comprehensive income:
Foreign currency translation adjustments, net of tax	83.8	(0.1)	84.4	(84.3)	83.8
Change in fair value of derivative financial instruments, net of tax	(11.6)	1.2	0.7	(1.9)	(11.6)
Change in fair value of investment securities, net of tax	2.4	2.4	2.5	(4.9)	2.4
Post-retirement liability adjustments, net of tax	(12.0)	(12.0)	—	12.0	(12.0)
Other comprehensive income, net of tax	62.6	(8.5)	87.6	(79.1)	62.6
Comprehensive income	$267.9	$(140.9)	$420.3	$(279.4)	$267.9

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended June 29, 2013
(in millions)

	Unconsolidated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net sales	$2,986.9	$1,089.3	$(536.4)	$3,539.8
Cost of sales	2,057.9	738.3	(536.4)	2,259.8
Gross profit	929.0	351.0	—	1,280.0

Operating expenses
Distribution	37.7	9.8	—	47.5
Research and development	76.5	38.7	—	115.2
Selling	145.8	40.3	—	186.1
Administration	207.5	32.7	—	240.2
Write-off of in-process research and development	9.0	—	—	9.0
Restructuring	2.9	—	—	2.9
Total	479.3	121.5	—	600.9

Operating income	449.7	229.5	—	679.1

Interest, net	64.6	1.2	—	65.8
Other expense (income), net	291.4	(290.5)	—	0.9
Loss on sales of investments	3.1	1.6	—	4.7
Income (loss) before income taxes and equity in net income (loss) of subsidiaries	90.6	517.2	—	607.7
Income tax expense	147.9	17.9	—	165.8
Income (loss) before equity in net income (loss) of subsidiaries	(57.3)	499.2	—	441.9
Equity in net income (loss) of subsidiaries	499.2	(311.4)	(187.8)	—
Net income	$441.9	$187.8	$(187.8)	$441.9

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the year ended June 29, 2013
(in millions)

	Unconsolidated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net income	$441.9	$187.8	$(187.8)	$441.9
Other comprehensive income:
Foreign currency translation adjustments	30.0	30.0	(33.1)	26.9
Change in fair value of derivative financial instruments, net of tax	6.0	1.9	(1.9)	6.0
Change in fair value of investment securities, net of tax	1.4	4.7	(1.6)	4.4
Post-retirement liability adjustments, net of tax	0.3	—	—	0.3
Other comprehensive income, net of tax	37.6	36.7	(36.7)	37.6
Comprehensive income	$479.6	$224.5	$(224.5)	$479.6

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended June 30, 2012
(in millions)

	Unconsolidated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net sales	$2,715.1	$931.4	$(473.2)	$3,173.2
Cost of sales	1,945.5	605.4	(473.2)	2,077.7
Gross profit	769.6	326.0	—	1,095.6

Operating expenses
Distribution	29.2	9.9	—	39.1
Research and development	67.7	38.1	—	105.8
Selling	110.3	38.0	—	148.3
Administration	180.5	44.2	(0.3)	224.4
Restructuring	8.8	—	—	8.8
Total	396.5	130.2	(0.3)	526.4

Operating income	373.1	195.8	0.3	569.2

Interest, net	27.6	33.1	—	60.7
Other expense (income), net	219.0	(222.8)	0.3	(3.5)
Income from continuing operations before income taxes and equity in net income of subsidiaries	126.5	385.5	—	512.0
Income tax expense	115.8	3.2	—	119.0
Income from continuing operations before equity in net income of subsidiaries	10.7	382.3	—	393.0
Equity in net income (loss) of subsidiaries	382.3	(266.2)	(116.1)	—
Income from continuing operations	$393.0	$116.1	$(116.1)	$393.0
Income from discontinued operations, net of tax	8.6	8.6	(8.6)	8.6
Net income (loss)	$401.6	$124.7	$(124.7)	$401.6

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the year ended June 30, 2012
(in millions)

	Unconsolidated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net income	$401.6	$124.7	$(124.7)	$401.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(76.7)	(76.2)	76.2	(76.7)
Change in fair value of derivative financial instruments, net of tax	(9.4)	(2.5)	2.5	(9.4)
Change in fair value of investment securities, net of tax	(1.0)	(1.3)	1.3	(1.0)
Post-retirement liability adjustments, net of tax	(0.6)	—	—	(0.6)
Other comprehensive income (loss), net of tax	(87.6)	(80.0)	80.0	(87.6)
Comprehensive income	$314.0	$44.7	$(44.7)	$314.0

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
June 28, 2014
(in millions)

	Unconsolidated
	Perrigo Company plc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$323.4	$245.2	$230.9	$—	$799.5
Investment securities	—	—	5.9	—	5.9
Accounts receivable, net	1.4	463.9	4,495.7	(4,025.9)	935.1
Inventories	—	613.9	148.1	(130.4)	631.6
Current deferred income taxes	—	59.8	3.0	—	62.8
Prepaid expenses and other current assets	9.9	62.7	43.4	—	116.0
Total current assets	334.7	1,445.5	4,927.0	(4,156.3)	2,550.9
Property and equipment, net	—	532.4	247.5	—	779.9
Goodwill and other indefinite-lived intangible assets	—	3,078.3	465.5	—	3,543.8
Other intangible assets, net	—	6,583.8	203.2	—	6,787.0
Non-current deferred income taxes	16.0	—	23.6	(16.0)	23.6
Other non-current assets	23.8	84.5	86.7	—	195.0
Intercompany loans receivable	7,300.0	2,145.7	11,444.1	(20,889.8)	—
Investments in subsidiaries	6,218.9	7,826.9	325.2	(14,371.0)	—
Total non-current assets	13,558.7	20,251.6	12,795.8	(35,276.8)	11,329.3
Total assets	$13,893.4	$21,697.1	$17,722.8	$(39,433.1)	$13,880.2
Liabilities and shareholders’ equity
Accounts payable	$35.2	$3,998.0	$487.3	$(4,156.2)	$364.3
Short-term debt	—	—	2.1	—	2.1
Payroll and related taxes	0.1	79.9	32.3	—	112.3
Accrued customer programs	—	65.6	190.9	—	256.5
Accrued liabilities	11.4	121.8	46.7	(0.5)	179.4
Accrued income taxes	—	3.4	14.0	—	17.4
Current deferred income taxes	—	1.1	—	—	1.1
Current portion of long-term debt	140.0	1.6	—	—	141.6
Total current liabilities	186.7	4,271.4	773.3	(4,156.7)	1,074.7
Long-term debt, less current portion	3,084.0	1.9	4.6	—	3,090.5
Non-current deferred income taxes	—	709.6	34.3	(16.0)	727.9
Other non-current liabilities	—	182.6	110.8	—	293.4
Intercompany loans payable	1,929.0	11,291.5	7,667.8	(20,888.3)	—
Total non-current liabilities	5,013.0	12,185.6	7,817.5	(20,904.3)	4,111.8
Total liabilities	5,199.7	16,457.0	8,590.8	(25,061.0)	5,186.5
Controlling interest	8,693.7	5,240.1	9,131.2	(14,372.1)	8,692.9
Non-controlling interest	—	—	0.8	—	0.8
Shareholders’ equity	8,693.7	5,240.1	9,132.0	(14,372.1)	8,693.7
Total liabilities and shareholders' equity	$13,893.4	$21,697.1	$17,722.8	$(39,433.1)	$13,880.2

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
June 29, 2013
(in millions)

	Unconsolidated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$519.6	$260.3	$—	$779.9
Accounts receivable, net	409.4	1,515.9	(1,273.4)	651.9
Inventories	682.9	147.3	(126.3)	703.9
Current deferred income taxes	39.8	7.3	—	47.1
Prepaid expenses and other current assets	23.7	30.4	—	54.1
Total current assets	1,675.4	1,961.2	(1,399.7)	2,236.9
Property and equipment, net	468.4	213.0	—	681.4
Goodwill and other indefinite-lived intangible assets	746.5	427.6	—	1,174.1
Other intangible assets, net	938.9	218.7	—	1,157.6
Non-current deferred income taxes	—	20.3	—	20.3
Other non-current assets	56.9	23.7	—	80.6
Intercompany loans receivable	2.2	—	(2.2)	—
Investments in subsidiaries	2,045.1	2,872.8	(4,917.9)	—
Total non-current assets	4,258.0	3,776.1	(4,920.1)	3,114.0
Total assets	$5,933.4	$5,737.3	$(6,319.8)	$5,350.8
Liabilities and shareholders’ equity
Accounts payable	$1,220.8	$560.8	$(1,399.6)	$382.0
Short-term debt	—	5.0	—	5.0
Payroll and related taxes	55.1	27.0	—	82.1
Accrued customer programs	43.0	88.7	—	131.7
Accrued liabilities	74.0	21.7	—	95.7
Accrued income taxes	7.3	4.3	—	11.6
Current deferred income taxes	—	0.2	—	0.2
Current portion of long-term debt	41.2	—	—	41.2
Total current liabilities	1,441.4	707.7	(1,399.6)	749.4
Long-term debt, less current portion	1,923.3	4.6	—	1,927.8
Non-current deferred income taxes	88.2	39.6	—	127.8
Other non-current liabilities	149.1	64.0	—	213.2
Intercompany loan payable	—	2.2	(2.2)	—
Total non-current liabilities	2,160.6	110.3	(2.2)	2,268.8
Total liabilities	3,602.0	818.0	(1,401.8)	3,018.2
Controlling interest	2,331.4	4,918.1	(4,918.1)	2,331.4
Non-controlling interest	—	1.2	—	1.2
Shareholders’ equity	2,331.4	4,919.3	(4,918.1)	2,332.6
Total liabilities and shareholders' equity	$5,933.4	$5,737.3	$(6,319.8)	$5,350.8

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended June 28, 2014
(in millions)

	Unconsolidated
	Perrigo Company plc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net cash (for) from operating activities	$(126.5)	$385.6	$434.4	$—	$693.5
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(3,334.0)	1,728.2	—	—	(1,605.8)
Purchases of securities	—	(15.0)	—	—	(15.0)
Proceeds from sales of securities	—	2.0	79.4	—	81.4
Additions to property and equipment	—	(123.4)	(48.2)	—	(171.6)
Proceeds from sales of property and equipment	—	1.6	4.6		6.2
Intercompany notes issued	(1,510.0)	(1,908.0)	(692.3)	4,110.3	—
Net cash (for) from investing activities	(4,844.0)	(314.6)	(656.5)	4,110.3	(1,704.8)
Cash Flows (For) From Financing Activities
Purchase of noncontrolling interest	—	—	(7.2)	—	(7.2)
Borrowings of short-term debt, net	—	—	(3.0)	—	(3.0)
Premium on early retirement of debt	—	(133.5)	—	—	(133.5)
Net proceeds from debt issuances	3,293.6	—	—	—	3,293.6
Repayments of long-term debt	(70.0)	(1,965.0)	—	—	(2,035.0)
Deferred financing fees	(48.8)	—	—	—	(48.8)
Excess tax benefit of stock transactions	5.7	—	—	—	5.7
Issuance of common stock	9.8	—	—	—	9.8
Repurchase of common stock	(7.5)	—	—	—	(7.5)
Cash dividends	(28.1)	(18.0)	—	—	(46.1)
Intercompany notes borrowed	2,139.2	1,771.1	200.0	(4,110.3)	—
Net cash from financing activities	5,293.9	(345.4)	189.8	(4,110.3)	1,028.0
Effect of exchange rate changes on cash	—	—	2.9		2.9
Net increase (decrease) in cash and cash equivalents	323.4	(274.4)	(29.4)	—	19.6
Cash and cash equivalents of continuing operations, beginning of period	—	519.6	260.3	—	779.9
Cash and cash equivalents, end of period	$323.4	$245.2	$230.9	$—	$799.5

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended June 29, 2013
(in millions)

	Unconsolidated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net cash from operating activities	$216.1	$337.7	$—	$553.8
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(571.5)	(280.8)	—	(852.3)
Proceeds from sales of securities	—	8.6	—	8.6
Additions to property and equipment	(71.3)	(32.8)	—	(104.1)
Intercompany notes issued	6.9	—	(6.9)	—
Net cash (for) from investing activities	(635.9)	(305.0)	(6.9)	(947.8)
Cash Flows (For) From Financing Activities
Borrowings of short-term debt, net	—	5.0	—	5.0
Net proceeds from debt issuances	636.9	0.3	—	637.3
Repayments of long-term debt	(40.0)	—	—	(40.0)
Deferred financing fees	(6.0)	—	—	(6.0)
Excess tax benefit of stock transactions	15.7	—	—	15.7
Issuance of common stock	10.7	—	—	10.7
Repurchase of common stock	(12.4)	—	—	(12.4)
Cash dividends	(33.0)	—	—	(33.0)
Intercompany notes borrowed	—	(6.9)	6.9	—
Net cash (for) from financing activities	571.9	(1.6)	6.9	577.2
Effect of exchange rate changes on cash	—	(5.8)	—	(5.8)
Net increase in cash and cash equivalents	152.1	25.3	—	177.4
Cash and cash equivalents, beginning of period	367.5	235.0	—	602.5
Cash and cash equivalents, end of period	$519.6	$260.3	$—	$779.9

PERRIGO COMPANY PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended June 30, 2012
(in millions)

	Unconsolidated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net cash from operating activities	$(1,272.7)	$1,786.1	$—	$513.4
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(582.3)	—	—	(582.3)
Additions to property and equipment	(81.7)	(38.5)	—	(120.2)
Proceeds from sale of intangible assets and pipeline development projects	7.0	3.5	—	10.5
Proceeds from sale of business	—	8.6	—	8.6
Acquisitions of assets	(0.3)	(0.5)	—	(0.8)
Intercompany notes issued	1,604.9	—	(1,604.9)	—
Net cash (for) from investing activities	947.6	(26.8)	(1,604.9)	(684.1)
Cash Flows (For) From Financing Activities
Repayments of short-term debt, net	—	(2.7)	—	(2.7)
Net proceeds from debt issuances	1,085.0	4.2	—	1,089.2
Repayments of long-term debt	(610.0)	—	—	(610.0)
Deferred financing fees	(5.1)	—	—	(5.1)
Excess tax benefit of stock transactions	12.9	—	—	12.9
Issuance of common stock	11.6	—	—	11.6
Repurchase of common stock	(8.2)	—	—	(8.2)
Cash dividends	(29.0)	—	—	(29.0)
Intercompany notes borrowed	—	(1,604.9)	1,604.9	—
Net cash from financing activities	457.2	(1,603.4)	1,604.9	458.7
Effect of exchange rate changes on cash	—	4.4	—	4.4
Net increase in cash and cash equivalents	132.1	160.3	—	292.4
Cash and cash equivalents, beginning of period	235.4	74.7	—	310.1
Cash and cash equivalents, end of period	$367.5	$235.0	$—	$602.5

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 28, 2014, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of its internal control as part of this Form 10-K. The independent registered public accounting firm of Ernst & Young LLP also attested to, and reported on, the effectiveness of the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in this Form 10-K under the captions entitled "Management’s Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

In connection with the evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 28, 2014 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted below:

Changes in Internal Control Over Financial Reporting

The Company acquired Elan Corporation plc ("Elan") during the the second quarter of fiscal 2014 (see Note 2 of the Notes to the Consolidated Financial Statements). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Elan from its evaluation of internal control over financial reporting as of June 28, 2014. The Company is in the process of documenting and testing Elan's internal controls over financial reporting. The Company will incorporate Elan into its annual report on internal control over financial reporting for its fiscal year-end 2015. As of June 28, 2014, assets excluded from management's assessment totaled 237.6 million, and contributed $146.7 million of net sales and 77.2 million of net loss to the Company's consolidated net sales and operating income for the fiscal year ended June 28, 2014.

Item 9B.	Other Information.

Not applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Directors of the Company.
This information is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting under the heading "Election of Directors" or will be included in an amendment to this annual report on Form 10-K.

(b)	Executive Officers of the Company.
See Part I, Additional Item of this Form 10-K.

(c)	Audit Committee Financial Expert.
This information is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(d)	Identification and Composition of the Audit Committee.
This information is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(e)	Compliance with Section 16(a) of the Exchange Act.
This information is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" or will be included in an amendment to this annual report on Form 10-K.

(f)	Code of Ethics.
This information is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting under the heading "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

Item 11.	Executive Compensation.

This information is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting under the headings "Executive Compensation", "Compensation Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation" or will be included in an amendment to this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting under the heading "Ownership of Perrigo Common Stock". Information concerning equity compensation plans is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting under the heading "Equity Compensation Plan Information" or will be included in an amendment to this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting under the heading "Certain Relationships and Related Party Transactions" and "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

This information is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting under the heading "Ratification of Our Independent Registered Public Accounting Firm" or will be included in an amendment to this annual report on Form 10-K.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed or incorporated by reference as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements.

2.	Financial Schedules.
Schedule II – Valuation and Qualifying Accounts.

Schedules other than the one listed are omitted because the required information is included in the footnotes, immaterial or not applicable.

3.    Exhibits:

2.1
Purchase Agreement, dated as of January 20, 2011, among Perrigo Company, Paddock Laboratories, Inc., Paddock Properties Limited Partnership, and, solely for the purposes of Section 11.15, certain Guarantors listed on Exhibit A, incorporated by reference from Exhibit 2.1 to Perrigo Company’s Current Report on Form 8-K filed on January 26, 2011 (File No. 000-19725).

2.2
Transaction Agreement, dated as of July 28, 2013, among Perrigo Company, Elan Corporation, plc, the Company, Habsont Limited and Leopard Company, incorporated by reference from Annex A to the joint proxy statement/prospectus included in the Company’s Registration Statement on Form S-4/A filed on October 8, 2013 (File No. 333-190859).

2.3
Part A of Appendix I to Rule 2.5 Announcement (Conditions to the Implementation of the Scheme and the Acquisition), incorporated by reference from Annex B to the joint proxy statement/prospectus included in the Company’s Registration Statement on Form S-4/A filed on October 8, 2013 (File No. 333-190859).

2.4
Expenses Reimbursement Agreement, dated as of July 28, 2013, between Perrigo Company and Elan Corporation, plc, incorporated by reference from Annex C to the joint proxy statement/prospectus included in the Company’s Registration Statement on Form S-4/A filed on October 8, 2013 (File No. 333-190859).

2.5	Expenses Reimbursement Agreement, dated as of July 28, 2013, between Perrigo and Elan, incorporated by reference from Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on July 29, 2013.

2.6
Asset Purchase Agreement, dated as of February 5, 2013, by and among Elan Pharma International Limited, Elan Pharmaceuticals, Inc. and Biogen Idec International Holding Ltd, incorporated by reference from Exhibit 4(c)(31) of Elan Corporation, plc’s Annual Report on Form 20-F for the fiscal year ended December 31, 2012 (File No. 001-13896).

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited), incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 19, 2013.

3.2
Amended and Restated Memorandum and Articles of Association of Perrigo Company plc (formerly known as Perrigo Company Limited), incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 19, 2013.

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

4.3
Registration Rights Agreement dated as of November 8, 2013, among the Company, the guarantors named therein, Barclays Capital Inc. and HSBC Securities (USA) Inc., acting as representatives of the several initial purchasers named therein, incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 12, 2013.

4.4
Registration Rights Agreement, dated as of November 14, 2004, between Perrigo Company and Moshe Arkin, incorporated by reference from Appendix H to Perrigo Company’s Proxy Statement/Prospectus included in Perrigo Company’s Registration Statement on Form S-4 filed on February 11, 2005 (No. 333-121574).

4.5
Base Indenture, dated as of May 16, 2013, between Perrigo Company and Wells Fargo Bank, National Association, as trustee, incorporated by reference from Exhibit 4.1 to Perrigo Company's Current Report on Form 8-K filed on May 16, 2013 (File No. 000-19725).

4.6
First Supplemental Indenture dated as of May 16, 2013, between Perrigo Company and Wells Fargo Bank, National Association, as trustee, incorporated by reference from Exhibit 4.2 to the Perrigo Company's Current Report on Form 8-K filed on May 16, 2013 (File No. 000-19725).

10.1
Debt Bridge Credit Agreement, dated as of July 28, 2013, among the Company, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Perrigo Company on July 29, 2013 (File No. 001-09689).

10.2
Cash Bridge Credit Agreement, dated as of July 28, 2013, by and among the Company, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Perrigo Company on July 29, 2013 (File No. 001-09689).

10.3
Cash Bridge Credit Agreement, dated as of July 28, 2013 (as amended and restated as of December 17, 2013), by and among the Company, the lenders from time to time party thereto, HSBC Bank USA, N.A., as Syndication Agent, and Barclays Bank plc, as Administrative Agent, incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014.

10.4
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

10.6*
Annual Incentive Plan, adopted November 4, 2008, incorporated by reference from Perrigo Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on October 1, 2008 (File No. 000-19725).

10.7*
2003 Long-Term Incentive Plan, effective October 29, 2003, as amended, incorporated by reference from the Appendix to Perrigo Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders filed on September 26, 2003 (File No. 000-19725).

10.8*
Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Current Report on Form 8-K filed on November 3, 2005 (File No. 000-19725).

10.9*
2003 Long-Term Incentive Plan, as amended as of February 7, 2007, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007 (File No. 000-19725).

10.10*	2008 Long-Term Incentive Plan, adopted November 4, 2008, incorporated by reference from Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

10.11*	2013 Long-Term Incentive Plan, incorporated by reference from Annex J of the Company’s Registration Statement on Form S-4, as amended, filed on October 8, 2013.

10.12*
Amendment No. 1 to the 2013 Long-Term Incentive Plan, dated as of January 29, 2014, incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014.

10.13*
Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on October 11, 2007 (File No. 000-19725).

10.14*	Amendment One, dated December 3, 2009, to the Nonqualified Deferred Compensation Plan (filed herewith).

10.15*
Amendment Two, dated as of October 10, 2012, to the Nonqualified Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2013 (File No. 000-19725).

10.16*
Amendment Three to the Nonqualified Deferred Compensation Plan, dated as of November 13, 2013, incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014.

10.17*
Amendment Four to the Nonqualified Deferred Compensation Plan, dated as of January 31, 2014, incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014.

10.18*
Forms of Non-Qualified Stock Option Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.49 to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2009 (File No. 000-19725).

10.19*	Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 2, 2005 (File No. 000-19725).

10.20*
Forms of Non-Qualified Stock Option Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(c) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 3, 2009 (File No. 000-19725).

10.21*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on August 22, 2006 (File No. 000-19725).

10.22*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2007 (File No. 000-19725).

10.23*
Form of Long-Term Incentive Award Agreement under Perrigo Company’s 2003 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(d) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007 (File No. 000-19725).

10.24*
Form of 2006 Long-Term Incentive Award Agreement, for Approved Section 102 Awards under Perrigo Company’s 2003 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(f) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007 (File No. 000-19725).

10.25*
Form of 2006 Long-Term Incentive Award Agreement under Perrigo Company’s 2003 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(g) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007 (File No. 000-19725).

10.26*
Forms of Restricted Stock Unit Award Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.50 to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2009 (File No. 000-19725).

10.27*
Forms of Restricted Stock Unit Award Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.52 to Perrigo Company's Annual Report on Form 10-K filed on August 16, 2011 (File No. 000-19725).

10.28*	Forms of Grant Agreement under the 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014.

10.29*
Employment Agreement, dated as of September 8, 2006, by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K, filed on September 12, 2006 (File No. 000-19725).

10.30*
Employment Agreement, dated as of November 14, 2004, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(xx) to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2008 (File No. 000-19725).

10.31*
Amendment to Employment Agreement, dated as of March 17, 2005, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(yy) to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2008 (File No. 000-19725).

10.32*
Addendum to Employment Agreement between Sharon Kochan, Perrigo Company and Agis Industries (1983) Ltd., dated as of July 16, 2007, by and between Perrigo Company and Sharon Kochan, incorporated by reference from Exhibit 10(zz) to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2008 (File No. 000-19725).

10.33*	Form of Perrigo Company plc Director Indemnity Agreement, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013.

10.34*	Form of Perrigo Company plc Officer Indemnity Agreement, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013.

10.35*	Form of Perrigo Company Indemnity Agreement, incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013.

10.36
Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Elan Corporation, plc, incorporated by reference from Exhibit 4(a)(8) of Elan Corporation, plc’s Annual Report on Form 20-F for the year ended December 31, 2010) (File No. 001-13896).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Denotes management contract or compensatory plan or arrangement.

(b)	Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY PLC
(in millions)

Description	Balance at Beginning of Period	Net Bad Debt Expenses	Additions/(Deductions)(1)	Balance at End of Period
Year Ended June 30, 2012:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$7.8	$(6.6)	$1.3	$2.6
Year Ended June 29, 2013:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$2.6	$—	$(0.4)	$2.1
Year Ended June 28, 2014:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$2.1	$(0.5)	$1.1	$2.7

(1)	Uncollectible accounts charged off, net of recoveries. Also includes effects of changes in foreign exchange rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 28, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on the 14th of August 2014.

PERRIGO COMPANY PLC

By:	/s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Joseph C. Papa, Judy L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 28, 2014 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 28, 2014 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 14, 2014.

Signature	Title

/s/ Joseph C. Papa	President and Chief Executive Officer
Joseph C. Papa	(Principal Executive Officer and Chairman of the Board)

/s/ Judy L. Brown	Executive Vice President and Chief Financial Officer
Judy L. Brown	(Principal Accounting and Financial Officer)

/s/ Laurie Brlas	Director
Laurie Brlas

/s/ Gary M. Cohen	Director
Gary M. Cohen

/s/ Jacqualyn A. Fouse	Director
Jacqualyn A. Fouse

/s/ David T. Gibbons	Director
David T. Gibbons

/s/ Ran Gottfried	Director
Ran Gottfried

/s/ Ellen R. Hoffing	Director
Ellen R. Hoffing

/s/ Michael J. Jandernoa	Director
Michael J. Jandernoa

/s/ Gary K. Kunkle, Jr.	Director
Gary K. Kunkle, Jr.

/s/ Herman Morris, Jr.	Director
Herman Morris, Jr.

/s/ Ben-Zion Zilberfarb	Director
Ben-Zion Zilberfarb

EXHIBIT INDEX

Exhibit	Document

10.14	Amendment One, dated December 3, 2009, to the Nonqualified Deferred Compensation Plan.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.