Form 10-Q
period 2014-09-27
PERRIGO Co plc
filed 2014-11-06
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2014
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
+353 1 7094000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of October 31, 2014, there were 133,955,980 ordinary shares outstanding.

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

Please see Item 1A of the Company’s Form 10-K for the year ended June 28, 2014 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
Net sales	$951.5	$933.4
Cost of sales	629.7	577.1
Gross profit	321.8	356.3

Operating expenses
Distribution	14.4	13.2
Research and development	36.6	32.3
Selling	50.4	50.2
Administration	81.5	78.8
Restructuring	1.7	2.1
Total operating expenses	184.6	176.6

Operating income	137.2	179.7

Interest expense, net	25.9	21.4
Other expense (income), net	2.7	1.0
Income before income taxes	108.6	157.3
Income tax expense	12.3	45.9
Net income	$96.3	$111.4

Earnings per share
Basic earnings per share	$0.72	$1.18
Diluted earnings per share	$0.72	$1.18

Weighted average shares outstanding
Basic	133.9	94.2
Diluted	134.4	94.7

Dividends declared per share	$0.105	$0.09

See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
Net income	$96.3	$111.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(63.8)	36.6
Change in fair value of derivative financial instruments, net of tax of ($1.1) million and ($4.6) million, respectively	(2.1)	(9.2)
Change in fair value of investment securities, net of tax of $0.3 million and $0 million, respectively	0.6	—
Change in post-retirement and pension liability adjustments, net of tax of $0 million and $0 million, respectively	—	(0.1)
Other comprehensive income (loss), net of tax	(65.3)	27.3
Comprehensive income	$31.0	$138.7
See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 27, 2014	June 28, 2014
Assets
Current assets
Cash and cash equivalents	$891.5	$799.5
Investment securities	21.6	5.9
Accounts receivable, net of allowance for doubtful accounts of $2.6 million and $2.7 million, respectively	869.4	935.1
Inventories	656.8	631.6
Current deferred income taxes	64.6	62.8
Prepaid expenses and other current assets	130.1	116.0
Total current assets	2,634.0	2,550.9
Non-current assets
Property and equipment, net	761.7	779.9
Goodwill and other indefinite-lived intangible assets	3,503.0	3,543.8
Other intangible assets, net	6,671.8	6,787.0
Non-current deferred income taxes	28.5	23.6
Other non-current assets	182.0	195.0
Total non-current assets	11,147.0	11,329.3
Total assets	$13,781.0	$13,880.2
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$309.0	$364.3
Short-term debt	—	2.1
Payroll and related taxes	77.0	112.3
Accrued customer programs	274.5	256.5
Accrued liabilities	179.9	179.4
Accrued income taxes	31.7	17.4
Current deferred income taxes	4.3	1.1
Current portion of long-term debt	141.5	141.6
Total current liabilities	1,017.9	1,074.7
Non-current liabilities
Long-term debt, less current portion	3,050.8	3,090.5
Non-current deferred income taxes	708.7	727.9
Other non-current liabilities	286.9	293.4
Total non-current liabilities	4,046.4	4,111.8
Total liabilities	5,064.3	5,186.5
Commitments and contingencies - Note 12
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	6,685.2	6,678.2
Accumulated other comprehensive income	74.3	139.6
Retained earnings	1,957.2	1,875.1
	8,716.7	8,692.9
Noncontrolling interest	—	0.8
Total shareholders’ equity	8,716.7	8,693.7
Total liabilities and shareholders' equity	$13,781.0	$13,880.2

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	133.9	133.8

See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
Cash Flows From (For) Operating Activities
Net income	$96.3	$111.4
Adjustments to derive cash flows
Depreciation and amortization	126.6	47.7
Share-based compensation	8.8	5.9
Unrealized loss on equity method investments	3.1	—
Non-cash restructuring charges	1.7	1.9
Income tax benefit from exercise of stock options	1.5	1.8
Excess tax benefit of stock transactions	(4.3)	(7.2)
Deferred income taxes	(20.1)	(14.6)
Subtotal	213.6	146.9
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	57.3	(45.7)
Inventories	(29.7)	(12.0)
Accounts payable	(32.5)	(67.6)
Payroll and related taxes	(34.9)	(8.6)
Accrued customer programs	18.1	27.5
Accrued liabilities	0.6	21.2
Accrued income taxes	14.6	34.6
Other	(12.0)	2.4
Subtotal	(18.5)	(48.2)
Net cash from (for) operating activities	195.1	98.7
Cash Flows From (For) Investing Activities
Additions to property and equipment	(31.7)	(40.4)
(Purchase) return of investment	(0.1)	—
Proceeds from sale of business	1.1	—
Proceeds from sale of land	—	4.6
Net cash from (for) investing activities	(30.7)	(35.8)
Cash Flows From (For) Financing Activities
Repayments of long-term debt	(39.5)	—
Cash dividends	(14.1)	(8.5)
Repurchase of common stock	(7.5)	(7.3)
Settlements of contingent consideration	(5.0)	—
Borrowings (repayments) of short-term debt, net	(2.1)	1.1
Issuance of common stock	2.6	3.5
Excess tax benefit of stock transactions	4.3	7.2
Deferred financing fees	—	(24.8)
Net cash from (for) financing activities	(61.3)	(28.8)
Effect of exchange rate changes on cash	(11.1)	2.6
Net increase (decrease) in cash and cash equivalents	92.0	36.7
Cash and cash equivalents, beginning of period	799.5	779.9
Cash and cash equivalents, end of period	$891.5	$816.6

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$5.2	$1.7
Interest received	$0.2	$0.2
Income taxes paid	$10.9	$22.1
Income taxes refunded	$0.5	$0.8

See accompanying Notes to Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2. From its beginnings as a packager of home remedies in 1887, Perrigo has grown to become a leading global healthcare supplier. Perrigo develops, manufactures, and distributes over-the-counter ("OTC") and generic prescription ("Rx") pharmaceuticals, nutritional products, and active pharmaceutical ingredients ("API"), and has a specialty sciences business comprised of assets focused predominantly on the treatment of Multiple Sclerosis (Tysabri®). The Company is the world's largest manufacturer of OTC healthcare products for the store brand market. Perrigo's mission is to offer uncompromised "Quality Affordable Healthcare Products®", and it does so across a wide variety of product categories primarily in the United States, United Kingdom, Mexico, Israel, and Australia, as well as many other key markets worldwide, including Canada, China, and Latin America.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Perrigo Company plc's Annual Report on Form 10-K for the year ended June 28, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products and consumer dynamics in the retail environments in which our customers operate. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the three months ended September 27, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company, all majority-owned subsidiaries, and for the three months ended September 28, 2013, a variable-interest entity ("VIE"). Activities related to the VIE were immaterial. All intercompany transactions and balances have been eliminated in consolidation.

Recently adopted accounting standards

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company prospectively adopted this guidance in fiscal 2015, and has presented $90.2 million as a reclassification from Non-current deferred income taxes to Other non-current liabilities on the Condensed Consolidated Balance Sheets.

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

The effects of all acquisitions described below were included in the Condensed Consolidated Financial Statements prospectively from the date of acquisition. Unless otherwise indicated, acquisition costs incurred were immaterial and were recorded in administration expense.

Fiscal 2014 acquisitions

Aspen Global Inc. – On February 28, 2014, the Company acquired a basket of value-brand OTC products sold in Australia and New Zealand from Aspen Global Inc. ("Aspen"). The acquisition of this product portfolio broadened the Company's product offering in Australia and New Zealand and furthered the Company's strategy to expand the Consumer Healthcare portfolio internationally. Operating results attributable to the acquired Aspen products are included in the Consumer Healthcare segment.

The intangible assets acquired consisted of trademarks and trade names, customer relationships, and non-compete agreements. Customer relationships were assigned a 15-year useful life. Trademarks and trade names were assigned a 25-year useful life and non-compete agreements were assigned a 5-year useful life. The goodwill that was recorded is deductible for tax purposes.

Fera Pharmaceuticals, LLC – On February 18, 2014, the Company acquired a distribution and license agreement for the marketing and sale of methazolomide from Fera Pharmaceuticals, LLC ("Fera"), a privately-held specialty pharmaceutical company. The acquisition of this agreement further expanded the Company's ophthalmic offerings. Operating results attributable to this agreement are included in the Rx Pharmaceuticals segment. The intangible asset acquired was assigned a 15-year useful life.

Elan Corporation, plc – On December 18, 2013, the Company acquired Elan in a cash and stock transaction as follows (in millions, except per share data):

Elan shares outstanding as of December 18, 2013	515.7
Exchange ratio per share	0.07636
Total Perrigo shares issued to Elan shareholders	39.4
Perrigo per share value at transaction close on December 18, 2013	$155.34
Total value of Perrigo shares issued to Elan shareholders	6,117.2
Cash consideration paid at $6.25 per Elan share	3,223.2
Cash consideration paid for vested Elan stock options and share awards	111.5
Total consideration	$9,451.9

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

Elan, headquartered in Dublin, Ireland, provided the Company with assets focused on the treatment of Multiple Sclerosis (Tysabri®). The Company's management believed the acquisition of Elan would provide recurring annual operational synergies, related cost reductions and tax savings. Certain of these synergies resulted from the elimination of redundant public company costs while optimizing back-office support. The jurisdictional mix of income and the new corporate structure have and will continue to result in a lower worldwide effective tax rate.

The operating results for Elan are included in the Specialty Sciences segment. During fiscal 2014, the Company incurred acquisition-related costs totaling $284.9 million, which were expensed as incurred. These costs were recorded in unallocated expenses and related primarily to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. See Note 8 for further details on the loss on extinguishment of debt. The table below details these transaction costs and where they were recorded in the Consolidated Statement of Income for fiscal 2014 (in millions).

Line item	Fiscal 2014
Administration	$108.9
Interest expense, net	10.0
Other expense (income), net	0.2
Loss on extinguishment of debt	165.8
Total acquisition-related costs	$284.9

The Company acquired two definite-lived intangible assets in the acquisition, both of which are exclusive technology agreements:

Tysabri®: The Company is entitled to royalty payments from Biogen Idec Inc. ("Biogen") based on its Tysabri® revenues in all indications and geographies. The royalty was 12% for the 12-month period ended May 1, 2014. Subsequent to May 1, 2014, the Company is entitled to 18% royalty payments on annual sales up to $2.0 billion and 25% royalty payments on annual sales above $2.0 billion. The asset's value is $5.8 billion, which is being amortized over a useful life of 20 years.

Prialt: The Company is also entitled to royalty payments based on Prialt revenues. The royalty rates range from 7% to 17.5% based on specific levels of annual U.S. sales. The asset's value is $11.0 million, which is being amortized over a useful life of 10 years.

Additionally, the Company recorded $2.3 billion of goodwill, which is not deductible for tax purposes, that represents the expected synergies of the combined company, as described above. The following table reflects the allocation by reportable segment (in millions):

Segment	Goodwill
Consumer Healthcare	$1,110.0
Rx Pharmaceuticals	845.1
Nutritionals	177.4
Specialty Sciences	200.6
Total	$2,333.1

Purchase price allocation of fiscal 2014 acquisitions

The purchase price allocation for Elan was finalized during the first quarter of fiscal 2015. Since June 28, 2014, revisions included a $13.0 million decrease in net tax-related liabilities, resulting in a corresponding decrease in goodwill.

The below table indicates the purchase price allocation for fiscal 2014 acquisitions (in millions):

	Aspen	Fera	Elan
Purchase price paid	$53.7	$17.3	$9,451.9
Contingent consideration	—	0.8	—
Total purchase consideration	$53.7	$18.1	$9,451.9

Assets acquired:
Cash and cash equivalents	$—	$—	$1,807.3
Investment securities	—	—	100.0
Accounts receivable	—	—	44.2
Inventories	2.7	0.3	—
Prepaid expenses and other current assets	—	—	27.1
Property and equipment	—	—	9.2
Goodwill	4.6	—	2,333.1
Intangible assets:
Trade names and trademarks	34.8	—	—
Customer relationships	9.8	—	—
Non-competition agreements	1.8	—	—
Distribution and license agreements	—	17.8	5,811.0
Intangible assets	46.4	17.8	5,811.0
Other non-current assets	—	—	93.4
Total assets	53.7	18.1	10,225.3
Liabilities assumed:
Accounts payable	—	—	2.0
Accrued liabilities	—	—	120.8
Deferred tax liabilities	—	—	631.8
Other non-current liabilities	—	—	18.8
Total liabilities	—	—	773.4
Net assets acquired	$53.7	$18.1	$9,451.9

Vedants Drug & Fine Chemicals Private Limited – To further improve the long-term cost position of its API business, on August 6, 2009, the Company acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited ("Vedants"), an API manufacturing facility in India, for $11.5 million in cash. The Company purchased the remaining 15% stake in Vedants during the second quarter of fiscal 2014 for $7.2 million in cash. The transaction was accounted for as an equity transaction and resulted in the elimination of the noncontrolling interest.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

Reporting Segments:	Balance at June 28, 2014	Business acquisitions	Purchase accounting adjustments	Currency translation adjustment	Balance at September 27, 2014
Consumer Healthcare	$1,406.3	$—	$(6.2)	$(4.6)	$1,395.5
Nutritionals	510.1	—	(1.0)	—	509.1
Rx Pharmaceuticals	1,258.3	—	(4.7)	(12.9)	1,240.7
API	97.6	—	—	(6.7)	90.9
Specialty Sciences	201.8	—	(1.1)	—	200.7
Total goodwill	$3,474.1	$—	$(13.0)	$(24.2)	$3,436.9

Intangible assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	September 27, 2014		June 28, 2014
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Distribution and license agreements	$6,026.5	$269.4	$6,027.3	$192.1
Developed product technology/formulation and product rights	916.9	316.5	931.7	302.5
Customer relationships	369.2	101.8	372.0	97.5
Trade names and trademarks	47.5	5.8	47.8	5.6
Non-compete agreements	15.1	9.9	15.3	9.4
Total	$7,375.2	$703.4	$7,394.1	$607.1
Non-amortizable intangibles:
Trade names and trademarks	$58.4	$—	$59.5	$—
In-process research and development	7.7	—	10.2	—
Total	66.1	—	69.7	—
Total other intangible assets	$7,441.3	$703.4	$7,463.8	$607.1
Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $106.5 million and $29.8 million for the three months ended September 27, 2014 and September 28, 2013, respectively. The increase in amortization expense was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Elan acquisition.

NOTE 4 – INVENTORIES

Major components of inventory at September 27, 2014 and June 28, 2014, were as follows (in millions):

	September 27, 2014	June 28, 2014
Finished goods	$322.9	$307.0
Work in process	154.3	146.7
Raw materials	179.6	177.9
Total inventories	$656.8	$631.6

NOTE 5 – FAIR VALUE MEASUREMENTS

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

The following tables summarize the valuation of the Company’s financial instruments carried at fair value by the above pricing categories at September 27, 2014 and June 28, 2014 (in millions):

	September 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$21.6	$—	$—	$21.6
Foreign currency forward contracts	—	1.1	—	1.1
Funds associated with Israeli post employment benefits	—	18.1	—	18.1
Total assets	$21.6	$19.2	$—	$40.8
Liabilities:
Contingent consideration	$—	$—	$12.4	$12.4
Interest rate swap agreements	—	6.9	—	6.9
Foreign currency forward contracts	—	6.5	—	6.5
Total liabilities	$—	$13.4	$12.4	$25.8

	June 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$20.7	$—	$—	$20.7
Foreign currency forward contracts	—	3.1	—	3.1
Funds associated with Israeli post-employment benefits	—	19.3	—	19.3
Total assets	$20.7	$22.4	$—	$43.1
Liabilities:
Contingent consideration	$—	$—	$17.4	$17.4
Interest rate swap agreements	—	8.3	—	8.3
Foreign currency forward contracts	—	0.8	—	0.8
Total liabilities	$—	$9.1	$17.4	$26.5

The tables below present a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 27, 2014 and September 28, 2013 (in millions):

	Balance at June 28, 2014	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases or Additions	Sales	Settlements	Balance at September 27, 2014
Liabilities:
Contingent consideration	$17.4	$—	$—	$—	$—	$(5.0)	$12.4

	Balance at June 29, 2013	Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)	Net change in unrealized appreciation (depreciation) included in other comprehensive income (loss)	Purchases or Additions	Sales	Settlements	Balance at September 28, 2013
Liabilities:
Contingent Consideration	$22.2	$—	$—	$—	$—	$—	$22.2

Net realized gains (losses) in the tables above were recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations. There were no transfers between Level 1, 2, and 3 during three months ended September 27, 2014 and September 28, 2013. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 6 for information on the Company's investment securities. See Note 7 for a discussion of derivatives.

Israeli post-employment benefits represent amounts the Company has deposited in funds managed by financial institutions that are designated by management to cover post-employment benefits for its Israeli employees that are required by Israeli law. The funds are recorded in Other non-current assets on the Condensed Consolidated Balance Sheets and values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves, that are observable at commonly quoted intervals.

Contingent consideration represents milestone payment obligations obtained through product acquisitions and is valued using estimates that utilize probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product.

As of September 27, 2014 and June 28, 2014, the carrying value and the fair value of the Company’s fixed rate long-term debt was $2.3 billion and $2.4 billion, respectively. As of September 27, 2014 and June 28, 2014, the Company's fixed rate long-term debt consisted of private placement senior notes with registration rights. The fair value was determined by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities (Level 2).

The carrying amounts of the Company’s other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value.

NOTE 6 – INVESTMENTS

Available for sale securities

The Company's available for sale securities totaled $21.6 million at September 27, 2014 and were reported in Investment securities on the Condensed Consolidated Balance Sheets. At June 28, 2014, available for sale securities totaled $20.7 million, of which $5.9 million were reported in Investment securities and $14.8 million were reported in Other non-current assets on the Condensed Consolidated Balance Sheets.

Net unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	September 27, 2014	June 28, 2014
Net unrealized investment gains (losses):
Equity securities, at cost less impairments	$17.1	$17.1
Gross unrealized gains	4.9	3.8
Gross unrealized losses	(0.4)	(0.2)
Estimated fair value of equity securities	$21.6	$20.7

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. The equity securities in a gross unrealized loss position at September 27, 2014 were in that position for less than 12 months.

Cost method investments

The Company's cost method investments totaled $8.7 million and $9.0 million at September 27, 2014 and June 28, 2014, respectively, and are included in Other non-current assets on the Condensed Consolidated Balance Sheets.

Equity method investments

The Company's equity method investments totaled $55.6 million and $57.4 million at September 27, 2014 and June 28, 2014, respectively, and are included in Other non-current assets on the Condensed Consolidated Balance Sheets. The Company recorded a net loss of $3.1 million during the three months ended September 27, 2014 related to equity method investments, which is included in Other expense (income), net on the Condensed Consolidated Statements of Operations. No material gains or losses on equity method investments were recorded during the three months ended September 28, 2013.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Foreign currency exchange risk management - The Company conducts business in several major international currencies and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce cash flow volatility associated with foreign exchange rate changes on a consolidated basis to allow management to focus its attention on business operations. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes. The notional amount of all derivatives outstanding was $441.0 million and $468.5 million at September 27, 2014 and June 28, 2014, respectively.

Derivatives instruments designated as hedges

At September 27, 2014 and June 28, 2014, all of the Company's designated hedging instruments were classified as cash flow hedges. For cash flow hedges that meet hedge accounting criteria, the fair value is recorded in shareholders’ equity as a component of Other comprehensive income ("OCI"), net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

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

During the second quarter of 2014, the Company entered into a $1.0 billion Term Loan Agreement with floating interest rates priced off the LIBOR yield curve, as described in Note 8. The Company had preexisting forward interest rate swap agreements with a notional amount totaling $240.0 million to hedge the change in the LIBOR rate of its previous term loans that were used to hedge the new Term Loan. The after-tax loss for the effective portion of the hedge remains in accumulated other comprehensive income ("AOCI") and continues to be amortized to earnings over the life of the debt.

During the first quarter of fiscal 2014, the Company entered into forward interest rate swap agreements to hedge against changes in the benchmark interest rate between the date the swap agreements were entered into and the date of the issuance of the Company's new senior notes (discussed collectively in Note 8 as the "Bonds"). These swaps were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725.0 million. The interest rate swaps were settled upon the issuance of an aggregate of $2.3 billion principal amount on December 18, 2013 for a cumulative after-tax gain of $12.8 million, which was recorded in OCI and is being amortized to earnings over the life of the debt.

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

Fair value hedges

During the first quarter of 2014, the Company entered into three pay-floating interest rate swaps with a total notional amount of $425.0 million to hedge changes in the fair value of the Company's senior notes from fluctuations in interest rates. These swaps were designated and qualified as fair value hedges of the Company's fixed rate debt. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps was directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt were adjusted to market value at the end of each period with any resulting gain or loss recorded in Other expense (income), net. As a result, the Company recorded a net hedge loss of $1.7 million in Other expense (income), net during the three months ended September 28, 2013. Due to the retirement of the underlying senior notes in the second quarter of fiscal year 2014, the hedge was terminated.

Derivative instruments not designated as hedges

The Company also has forward foreign currency contracts that are not designated as hedging instruments. Accordingly, these derivative instruments are adjusted to current market value at the end of each period through earnings. The gains or losses on these instruments are substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. The settlement of the derivative instrument and the remeasurement adjustment on the foreign currency denominated asset or liability are both recorded in Other expense (income), net at the end of each period. The Company recorded losses of $3.3 million and $1.5 million related to these contracts for the three months ended September 27, 2014 and September 28, 2013, respectively.

The balance sheet location and gross fair value of the Company's derivative instruments at September 27, 2014 and June 28, 2014 were as follows (in millions):

	Asset Derivatives
	Balance Sheet Location	Fair Value
		September 27, 2014	June 28, 2014
Hedging derivatives:
Foreign currency forward contracts	Other current assets	$0.4	$2.8
Total hedging derivatives		$0.4	$2.8
Non-hedging derivatives:
Foreign currency forward contracts	Other current assets	$0.7	$0.3
Total non-hedging derivatives		$0.7	$0.3

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 27, 2014	June 28, 2014
Hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$4.1	$0.7
Interest rate swap agreements	Other non-current liabilities	6.9	8.3
Total hedging derivatives		$11.0	$9.0
Non-hedging derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.4	$0.1
Total non-hedging derivatives		$2.4	$0.1

The effects (gross of tax) of the Company's cash flow hedges on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Other Comprehensive Income at September 27, 2014 and September 28, 2013 were as follows (in millions):

Derivatives Qualifying for Cash Flow Hedging	Amount of Gain/ (Loss) Recognized in OCI on Derivative (Effective Portion)		Location and Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013
T-Locks	$—	$—	Interest expense, net	$—	$0.1	Interest expense, net	$—	$—
Interest rate swap agreements	2.7	(15.7)	Interest expense, net	(0.9)	(1.3)	Interest expense, net	—	—
Foreign currency forward contracts	(5.2)	2.7	Net sales	0.6	0.7	Net sales	—	—
			Cost of sales	0.4	(1.0)	Cost of sales	—	(0.4)
			Interest expense, net	—	0.1
			Other expense (income), net	(0.8)	1.0
Total	$(2.5)	$(13.0)		$(0.7)	$(0.4)		$—	$(0.4)

The effects (gross of tax) of the Company's fair value hedges on the Condensed Consolidated Statements of Operations for three months ended September 28, 2013 were as follows (in millions):

Fair Value Hedges	Location and Amount of (Gain)/Loss Recognized into Income		Related Hedged Item	Location and Amount of (Gain)/Loss Recognized in Income on Related Hedged Item
		September 28, 2013			September 28, 2013
Interest rate swap agreements	Other expense (income), net	$(6.7)	Fixed-rate debt	Other expense (income), net	$8.4

NOTE 8 – INDEBTEDNESS

Debt

Total borrowings outstanding are summarized as follows (in millions):

	September 27, 2014	June 28, 2014
Short term debt	$—	$2.1
Term loans
2013 Term Loan due December 15, 2015	300.0	300.0
2013 Term Loan due December 15, 2018	595.0	630.0
	895.0	930.0
Senior notes
1.30% Unsecured Senior Notes due November 8, 2016, including unamortized discount of $0.4 million(1)	499.6	499.6
2.30% Unsecured Senior Notes due November 8, 2018, including unamortized discount of $0.7 million(1)	599.3	599.3
4.00% Unsecured Senior Notes due November 15, 2023, including unamortized discount of $3.1 million(1)	796.8	796.8
5.30% Unsecured Senior Notes due November 15, 2043, including unamortized discount of $1.7 million(1)	398.3	398.3
	2,294.0	2,294.0
Other financing	3.3	8.1
Total borrowings outstanding	3,192.3	3,234.2
Less short-term debt and current portion of long-term debt	(141.5)	(143.7)
Total long-term debt, less current portion	$3,050.8	$3,090.5

(1) Private placement unsecured senior notes with registration rights discussed below collectively as the "Bonds."

Unamortized deferred financing fees totaled $26.2 million at September 27, 2014 and $27.4 million at June 28, 2014. The Company was in compliance with all covenants under its various debt agreements at September 27, 2014.

Bridge agreements

In connection with the Elan acquisition described in Note 2, on July 28, 2013, the Company entered into a $2.65 billion Debt Bridge Credit Agreement (the "Debt Bridge") and a $1.7 billion Cash Bridge Credit Agreement (the "Cash Bridge") with HSBC Bank USA, N.A. as Syndication Agent, Barclays Bank PLC as Administrative Agent and certain other participant banks (together, the "Bridge Credit Agreements"). The funding commitment under the Debt Bridge was reduced by $1.0 billion on September 6, 2013 upon completion of the Company’s Term Loan Agreement (see below) and by an additional $1.65 billion on November 8, 2013 upon funding into escrow of the Company’s public bond offering (see below), at which time the Debt Bridge was terminated. The commitments under the Cash Bridge were terminated on December 24, 2013. At no time did the Company draw under the Bridge Credit Agreements.

Debt extinguishment

On December 18, 2013, the Company repaid the remaining principal balance with accrued interest and fees of $360.0 million, then outstanding under its credit agreement dated as of October 26, 2011 with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Syndication Agents and certain other participant banks (the "2011 Credit Agreement"). Upon completion of such payment, the 2011 Credit Agreement was terminated in its entirety.

On November 20, 2013, the Company priced a Tender Offer and Consent Solicitation in regard to the 2.95% Notes which were issued pursuant to the Indenture dated as of May 16, 2013 between the Company and Wells Fargo Bank, National Association (the "Indenture"). The total tender consideration was $578.3 million. On

December 26, 2013, pursuant to the Indenture, notice was given to holders that the remaining notes not duly tendered would be redeemed on December 27, 2013 at a redemption price of par plus accrued interest. On December 27, 2013, the redemption was completed for a total payment of $28.5 million. Upon completion of the redemption, the Indenture was terminated.

On December 23, 2013, the Company completed the prepayment of all obligations under its private placement senior notes (the "Notes"). All of the Notes were outstanding under the Master Note Purchase Agreement dated May 29, 2008 with various institutional investors (the "Note Agreement"). The terms of the Note Agreement provided for prepayment at any time at the Company's option together with applicable make-whole premiums and accrued interest, which totaled $1,099.6 million. Upon completion of the prepayment, the Note Agreement was terminated.

As a result of the debt retirements, the Company recorded a loss of $165.8 million during the second quarter of fiscal 2014 as follows (in millions):

Make-whole payments	$133.5
Write-off of financing fees on Bridge Credit Agreements	19.0
Write-off of deferred financing fees	10.5
Write-off of unamortized discount	2.8
Total loss on extinguishment of debt	$165.8

Debt issuance

On September 6, 2013, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan") and a $600.0 million Revolving Credit Agreement (the "Revolver") with Barclays Bank PLC as Administrative Agent, HSBC Bank USA, N.A. as Syndication Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Documentation Agents and certain other participant banks (together, the "Permanent Credit Agreements"). The Term Loan consists of a $300.0 million tranche maturing December 18, 2015 and a $700.0 million tranche maturing December 18, 2018. Both tranches were drawn in full on December 18, 2013. No amounts were outstanding under the Revolver as of September 27, 2014 or June 28, 2014.

Obligations of the Company under the Permanent Credit Agreements are guaranteed by the Company, certain U.S. subsidiaries of the Company, Elan, and certain Irish subsidiaries of Elan. Amounts outstanding under each of the Permanent Credit Agreements will bear interest at the Company’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the Permanent Credit Agreements.

On November 8, 2013, the Company issued $500.0 million aggregate principal amount of its 1.30% Senior Notes due 2016 (the "2016 Notes"), $600.0 million aggregate principal amount of its 2.30% Senior Notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.00% Senior Notes due 2023 (the "2023 Notes") and $400.0 million aggregate principal amount of its 5.30% Senior Notes due 2043 (the "2043 Notes" and, together with the 2016 Notes, the 2018 Notes and the 2023 Notes, the "Bonds") in a private placement with registration rights. Interest on the Bonds is payable semiannually in arrears in May and November of each year, beginning in May 2014. The Bonds are governed by a Base Indenture and a First Supplemental Indenture between the Company and Wells Fargo Bank N.A., as trustee (collectively the "2013 Indenture"). The Bonds are the Company’s unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness and are guaranteed on an unsubordinated, unsecured basis by the Company's subsidiaries that guarantee the Permanent Credit Agreements. The Company received net proceeds of $2.3 billion from issuance of the Bonds after fees and market discount. The Bonds are not entitled to mandatory redemption or sinking fund payments. The Company may redeem the Bonds in whole or in part at any time and from time to time for cash at the redemption prices described in the 2013 Indenture.

On September 2, 2014, the Company offered to exchange its private placement senior notes with public bonds (the "Exchange Offer"). The Exchange Offer expired on October 1, 2014, at which time a substantial majority of the private placement notes had been exchanged for bonds registered with the Securities and Exchange Commission.

Accounts receivable securitization

The Company has a one year accounts receivable securitization program with Wells Fargo Bank, National Association ("Wells Fargo") as sole agent, which was renewed on June 13, 2014. Under the terms of the securitization program, the subsidiaries sell certain eligible trade accounts receivables to a wholly owned bankruptcy-remote special purpose entity ("SPE"), Perrigo Receivables, LLC. The Company has retained servicing responsibility for those receivables. The SPE will then transfer an interest in the receivables to the Committed Investors. Under the terms of the securitization program, Wells Fargo has committed $200.0 million, effectively allowing the Company to borrow up to that amount, subject to a maximum net investment calculation as defined in the agreement. At September 27, 2014, the entire $200.0 million committed amount of the securitization program was available under this calculation. The annual interest rate on any borrowing is equal to thirty-day LIBOR plus 0.375%. In addition, an annual facility fee of 0.375% is applied to the entire $200.0 million commitment whether borrowed or undrawn. Under the terms of the securitization program, the Company may elect to have the entire amount or any portion of the facility unutilized. There were no borrowings outstanding under the securitization program at September 27, 2014 or June 28, 2014.

NOTE 9 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	September 27, 2014	September 28, 2013
Numerator:
Net income	$96.3	$111.4

Denominator:
Weighted average shares outstanding for basic EPS	133.9	94.2
Dilutive effect of share-based awards	0.5	0.5
Weighted average shares outstanding for diluted EPS	134.4	94.7

Anti-dilutive share-based awards excluded from computation of diluted EPS	0.1	0.1

Shareholders' equity

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

The Company issued 186 thousand and 264 thousand shares related to the exercise and vesting of share-based compensation during the three months ended September 27, 2014 and September 28, 2013, respectively.

The Company does not currently have an ordinary share repurchase program.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in the Company's AOCI balances, net of tax, for the three months ended September 27, 2014 were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post- retirement and pension liability adjustments, net of tax	Total AOCI
Balance at June 28, 2014	$164.4	$(16.1)	$2.4	$(11.1)	$139.6
OCI before reclassifications	(63.8)	(1.7)	0.6	—	(64.9)
Amounts reclassified from AOCI	—	(0.4)	—	—	(0.4)
Other comprehensive income	(63.8)	(2.1)	0.6	—	(65.3)
Balance at September 27, 2014	$100.6	$(18.2)	$3.0	$(11.1)	$74.3

NOTE 11 – INCOME TAXES

The effective tax rate for the three months ended September 27, 2014 was 11.4% compared to 29.2% for the three months ended September 28, 2013. The effective tax rate for the three months ended September 27, 2014 was impacted by changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan. Additionally, the effective tax rate for the three months ended September 28, 2013 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below.
In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates were applicable to Perrigo as of the first quarter of fiscal 2014 and unfavorably impacted the effective tax rate in the amount of $1.8 million.

In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates were applicable to Perrigo as of the first quarter of fiscal 2014 and favorably impacted the effective tax rate in the amount of $4.7 million.

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

The total liability for uncertain tax positions was $291.5 million and $205.4 million as of September 27, 2014 and June 28, 2014, respectively, before considering the federal tax benefit of certain state and local items. This increase is primarily due to the adoption of ASU 2013-11 concerning the offset of applicable deferred tax assets for net operating loss, tax credit or other similar carryforwards. See Note 1 for additional information regarding the adoption.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $42.3 million and $45.3 million as of September 27, 2014 and June 28, 2014, respectively.

The Company’s primary income tax jurisdictions are Ireland, the U.S. and Israel.  Because the Company files income tax returns in Ireland, the U.S. (including various state and local jurisdictions), Israel and numerous other jurisdictions, it is subject to audits by tax authorities from several jurisdictions.

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

    Currently, the IRS is auditing fiscal years 2009 and 2010, and the Israel Tax Authority is auditing fiscal years 2011 and 2012. In regards to the IRS audit for fiscal years 2009 and 2010, the Company has agreed on certain adjustments and has made associated payments of $8.0 million, inclusive of interest, but remains under audit for those years. On August 27, 2014, the Company received a statutory notice of deficiency from the IRS related to fiscal years 2009 and 2010. The incremental tax liability asserted by the IRS for these periods is approximately $43.0 million, exclusive of interest and penalties. The IRS has asserted various positions, including transfer pricing. As the Company disagrees with positions asserted by the IRS, it intends to contest the IRS’s positions through applicable procedures in either the U.S. Tax Court or U.S. Federal court, the latter of which would require the Company to pay the asserted liability, plus interest and penalties, prior to initiating any refund litigation. The unfavorable resolution of this matter could have a material impact on the Company's consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, the Company cannot predict the outcome of any audit or related litigation.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In addition to the discussions below, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of September 27, 2014, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development. Other than the items disclosed below, the Company considers the remainder of litigation matters to be immaterial individually and in the aggregate.

Texas Medicaid

In June 2013, the Company received notices from the Office of the Attorney General for the State of Texas, of civil investigative demands to two of the Company’s affiliates, Perrigo Pharmaceuticals Company and Paddock Laboratories, LLC, for information under the Texas Medicaid Fraud Prevention Act relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. The Company has cooperated with requests for information and is in the process of evaluating this and other information. While the Company does not know the full extent of its potential liability at this time and intends to vigorously defend against any claims, the Company could be subject to material penalties and damages. The Company has established a contingency loss accrual of $15.0 million to cover potential settlement or other outcomes. The Company cannot predict whether settlement on terms acceptable to it will occur, or that a settlement or potential liability for these claims will not be higher than the amount recorded.

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

Neot Hovav

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Neot Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Neot Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva.  The Council of Neot Hovav, in June 2008, and the State of Israel, in November 2008, asserted third-party claims against several companies, including the Company.  The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution.  Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings allege damages in excess of $72.5 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar.  On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company.  On September 29, 2014, the Supreme Court of Israel affirmed the ruling of the District Court in favor of the Company and as a result, the matter is now closed.

Tysabri® product liability lawsuits

The Company and collaborator Biogen are co-defendants in product liability lawsuits arising out of the occurrence of Progressive Multifocal Leukoencephalopathy ("PML"), a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®. The Company and Biogen will each be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. While these lawsuits will be vigorously defended, management cannot predict how these cases will be resolved. Adverse results in one or more of these lawsuits could result in substantial judgments against the Company.

NOTE 13 – RESTRUCTURING CHARGES

The Company periodically takes actions to reduce redundant expenses and improve operating efficiencies, typically in connection with its business acquisitions. The following summarizes the Company's restructuring activity for the three months ended September 27, 2014 and September 28, 2013 (in millions):

	Three Months Ended
	September 27, 2014	September 28, 2013
Beginning balance	$16.4	$2.9
Additional charges	1.7	2.1
Payments	(13.5)	(1.4)
Non-cash adjustments	(0.7)	—
Ending balance	$3.9	$3.6

Restructuring activity includes severance, lease exit, and asset impairments. Charges are shown in Restructuring on the Company's Condensed Consolidated Statements of Operations. Substantially all of the remaining liability for employee severance benefits and lease exit costs will be paid within the fiscal year.

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

	Three Months Ended
	September 27, 2014
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
Consumer Healthcare	$493.3	$65.3	$8.6	$3,828.0
Nutritionals	125.3	8.6	7.2	1,072.6
Rx Pharmaceuticals	194.5	64.7	17.0	2,509.1
API	24.8	7.1	0.5	251.2
Specialty Sciences	91.9	14.9	72.8	6,023.0
Other	21.7	0.9	0.4	97.1
Unallocated expenses	—	(24.3)	—	—
Total	$951.5	$137.2	$106.5	$13,781.0

	Three Months Ended
	September 28, 2013
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
Consumer Healthcare	$538.5	$89.9	$5.3	$2,508.6
Nutritionals	129.0	7.7	7.4	930.7
Rx Pharmaceuticals	203.6	83.1	16.2	1,669.0
API	43.2	22.4	0.5	295.2
Specialty Sciences	—	—	—	—
Other	19.1	1.2	0.4	105.3
Unallocated expenses	—	(24.6)	—	—
Total	$933.4	$179.7	$29.8	$5,508.8

NOTE 15 – GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and certain other of its principal 100% owned subsidiaries (the "Guarantors") fully and unconditionally guaranteed, on a joint and several basis, the Bonds. The following tables present condensed consolidated financial information for (a) the Company (for purposes of this discussion and table, "Parent"); (b) the guarantors of the Bonds, which include substantially all of the U.S., 100% owned subsidiaries of the Parent and specific Elan subsidiaries ("Subsidiary Guarantors"); and (c) the wholly- and partially-owned non-U.S. subsidiaries of the Parent, which do not guarantee the Notes ("Non-Guarantor Subsidiaries"). Separate financial statements of the Subsidiary Guarantors are not presented because they are fully and unconditionally, jointly and severally liable under the guarantees. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany balances and transactions. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.

Perrigo Company plc, which was formed on December 18, 2013, is the Parent Company. For periods prior to December 18, 2013, the Parent entity is Perrigo Company, which is a guarantor, therefore no Parent column is presented for the three months ended September 28, 2013.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 27, 2014
(in millions)

	Unconsolidated
	Perrigo Company plc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net sales	$—	$829.7	$263.7	$(141.9)	$951.5
Cost of sales	—	582.1	169.2	(121.6)	629.7
Gross profit	—	247.6	94.5	(20.3)	321.8

Operating expenses
Distribution	—	11.0	3.4	—	14.4
Research and development	—	21.7	14.9	—	36.6
Selling	—	39.8	10.6	—	50.4
Administration	13.7	51.1	17.2	(0.5)	81.5
Restructuring	—	1.7	—	—	1.7
Total operating expenses	13.7	125.3	46.1	(0.5)	184.6

Operating income (loss)	(13.7)	122.3	48.4	(19.8)	137.2

Interest expense, net	23.9	192.6	(190.5)	(0.1)	25.9
Other expense (income), net	—	(1.8)	3.8	0.7	2.7
Income (loss) before income taxes and equity in net income (loss) of subsidiaries	(37.6)	(68.5)	235.1	(20.4)	108.6
Income tax expense	(1.6)	3.6	10.3	—	12.3
Income (loss) before equity in net income (loss) of subsidiaries	(36.0)	(72.1)	224.8	(20.4)	96.3
Equity in net income (loss) of subsidiaries	132.3	54.6	35.8	(222.7)	—
Net income (loss)	$96.3	$(17.5)	$260.6	$(243.1)	$96.3

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 27, 2014
(in millions)

	Unconsolidated
	Perrigo Company plc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net income (loss)	$96.3	$(17.5)	$260.6	$(243.1)	$96.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(63.8)	(0.2)	(63.6)	63.8	(63.8)
Change in fair value of derivative financial instruments, net of tax	(2.1)	0.9	(0.5)	(0.4)	(2.1)
Change in fair value of investment securities, net of tax	0.6	(1.3)	3.0	(1.7)	0.6
Change in post-retirement and pension liability adjustments, net of tax	—	—	—	—	—
Other comprehensive income (loss), net of tax	(65.3)	(0.6)	(61.1)	61.7	(65.3)
Comprehensive income (loss)	$31.0	$(18.1)	$199.5	$(181.4)	$31.0

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 28, 2013
(in millions)

	Unconsolidated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net sales	$802.1	$276.4	$(145.1)	$933.4
Cost of sales	537.0	168.2	(128.1)	577.1
Gross profit	265.1	108.2	(17.0)	356.3

Operating expenses
Distribution	10.6	2.6	—	13.2
Research and development	21.8	10.5	—	32.3
Selling	39.8	10.4	—	50.2
Administration	71.0	7.8	—	78.8
Restructuring	2.1	—	—	2.1
Total operating expenses	145.3	31.3	—	176.6

Operating income (loss)	119.8	76.9	(17.0)	179.7

Interest expense, net	20.1	1.3	—	21.4
Other expense (income), net	0.9	0.1	—	1.0
Income (loss) before income taxes and equity in net income (loss) of subsidiaries	98.8	75.5	(17.0)	157.3
Income tax expense	42.2	3.7	—	45.9
Income (loss) before equity in net income (loss) of subsidiaries	56.6	71.8	(17.0)	111.4
Equity in net income (loss) of subsidiaries	54.8	30.8	(85.6)	—
Net income (loss)	$111.4	$102.6	$(102.6)	$111.4

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 28, 2013
(in millions)

	Unconsolidated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net income	$111.4	$102.6	$(102.6)	$111.4
Other comprehensive income (loss):
Foreign currency translation adjustments	36.6	37.2	(37.2)	36.6
Change in fair value of derivative financial instruments, net of tax	(9.2)	0.3	(0.3)	(9.2)
Change in fair value of investment securities, net of tax	—	—	—	—
Change in post-retirement and pension liability adjustments, net of tax	(0.1)	—	—	(0.1)
Other comprehensive income (loss), net of tax	27.3	37.5	(37.5)	27.3
Comprehensive income	$138.7	$140.1	$(140.1)	$138.7

CONDENSED CONSOLIDATING BALANCE SHEET
September 27, 2014
(in millions)

	Unconsolidated
	Perrigo Company plc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$424.7	$233.6	$233.2	$—	$891.5
Investment securities	—	16.5	5.1	—	21.6
Accounts receivable, net	2.0	283.0	1,822.6	(1,238.2)	869.4
Inventories	—	658.4	148.1	(149.7)	656.8
Current deferred income taxes	—	61.3	3.3	—	64.6
Prepaid expenses and other current assets	20.6	60.1	49.4	—	130.1
Total current assets	447.3	1,312.9	2,261.7	(1,387.9)	2,634.0
Property and equipment, net	—	526.4	235.3	—	761.7
Goodwill and other indefinite-lived intangible assets	—	3,065.3	437.7	—	3,503.0
Other intangible assets, net	—	6,475.4	196.4	—	6,671.8
Non-current deferred income taxes	14.4	10.9	3.2	—	28.5
Other non-current assets	23.0	74.5	84.5	—	182.0
Intercompany loans receivable	7,300.0	2,065.7	14,242.3	(23,608.0)	—
Investments in subsidiaries	6,284.9	8,538.3	367.5	(15,190.7)	—
Total non-current assets	13,622.3	20,756.5	15,566.9	(38,798.7)	11,147.0
Total assets	$14,069.6	$22,069.4	$17,828.6	$(40,186.6)	$13,781.0
Liabilities and Shareholders’ Equity
Accounts payable	$40.4	$1,254.0	$252.2	$(1,237.6)	$309.0
Payroll and related taxes	0.1	56.2	20.7	—	77.0
Accrued customer programs	—	35.0	239.5	—	274.5
Accrued liabilities	32.5	102.2	45.6	(0.4)	179.9
Accrued income taxes	(0.6)	12.7	19.6	—	31.7
Current deferred income taxes	—	4.3	—	—	4.3
Current portion of long-term debt	140.0	1.5	—	—	141.5
Total current liabilities	212.4	1,465.9	577.6	(1,238.0)	1,017.9
Long-term debt, less current portion	3,049.2	1.6	—	—	3,050.8
Non-current deferred income taxes	—	692.2	16.5	—	708.7
Other non-current liabilities	—	192.4	94.5	—	286.9
Intercompany loans payable	2,091.3	13,849.0	7,667.7	(23,608.0)	—
Total non-current liabilities	5,140.5	14,735.2	7,778.7	(23,608.0)	4,046.4
Total liabilities	5,352.9	16,201.1	8,356.3	(24,846.0)	5,064.3
Shareholders’ equity	8,716.7	5,868.3	9,472.3	(15,340.6)	8,716.7
Total liabilities and shareholders' equity	$14,069.6	$22,069.4	$17,828.6	$(40,186.6)	$13,781.0

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended September 27, 2014
(in millions)

	Unconsolidated
	Perrigo Company plc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminating Entries	Consolidated

Net cash from (for) operating activities	$(91.2)	$211.3	$75.0	—	$—	$195.1
Cash Flows From (For) Investing Activities
Additions to property and equipment	—	(18.4)	(13.3)		—	(31.7)
(Purchase) return of investment	—	1.2	(1.3)		—	(0.1)
Proceeds from sale of business	—	—	1.1		—	1.1
Intercompany notes issued	—	(202.1)	(243.6)		445.7	—
Net cash from (for) investing activities	—	(219.3)	(257.1)		445.7	(30.7)
Cash Flows From (For) Financing Activities						—
Repayments of long-term debt	(35.0)	—	(4.5)		—	(39.5)
Cash dividends	(14.1)	—	—		—	(14.1)
Repurchase of common stock	(7.5)	—	—		—	(7.5)
Settlements of contingent consideration	—	(5.0)	—		—	(5.0)
Borrowings (repayments) of short-term debt, net	—	—	(2.1)		—	(2.1)
Issuance of common stock	2.6	—	—		—	2.6
Excess tax benefit of stock transactions	4.3	—	—		—	4.3
Intercompany notes borrowed	242.2	1.4	202.1		(445.7)	—
Net cash from (for) financing activities	192.5	(3.6)	195.5		(445.7)	(61.3)
Effect of exchange rate changes on cash	—	—	(11.1)		—	(11.1)
Net increase (decrease) in cash and cash equivalents	101.3	(11.6)	2.3		—	92.0
Cash and cash equivalents, beginning of period	323.4	245.2	230.9		—	799.5
Cash and cash equivalents, end of period	$424.7	$233.6	$233.2		$—	$891.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended September 28, 2013
(in millions)

	Unconsolidated
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net cash from (for) operating activities	$52.9	$45.8	$—	$98.7
Cash Flows From (For) Investing Activities
Additions to property and equipment	(31.2)	(9.2)	—	(40.4)
Proceeds from sale of land	—	4.6	—	4.6
Net cash from (for) investing activities	(31.2)	(4.6)	—	(35.8)
Cash Flows From (For) Financing Activities				—
Cash dividends	(8.5)	—	—	(8.5)
Repurchase of common stock	(7.3)	—	—	(7.3)
Borrowings (repayments) of short-term debt, net	—	1.1	—	1.1
Issuance of common stock	3.5	—	—	3.5
Excess tax benefit of stock transactions	7.2	—	—	7.2
Deferred financing fees	(24.8)	—	—	(24.8)
Net cash from (for) financing activities	(29.9)	1.1	—	(28.8)
Effect of exchange rate changes on cash	—	2.6	—	2.6
Net increase (decrease) in cash and cash equivalents	(8.2)	44.9	—	36.7
Cash and cash equivalents, beginning of period	519.6	260.3	—	779.9
Cash and cash equivalents, end of period	$511.4	$305.2	$—	$816.6

NOTE 16 – SUBSEQUENT EVENTS

Omega Pharma Invest NV - On November 6, 2014, the Company entered into an Agreement for the Sale and Purchase of 685,348,257 Shares of Omega Pharma Invest NV (“Omega”) (the “Share Purchase Agreement”) with Alychlo NV (“Alychlo”) and Holdco I BE NV (“Holdco” and, together with Alychlo, the “Sellers”), limited liability companies incorporated under the laws of Belgium, pursuant to which the Company will purchase (the “Acquisition”) from the Sellers 685,348,257 shares (the “Shares”) of Omega Pharma Invest NV (“Omega”), a limited liability company incorporated under the laws of Belgium, representing 95.77% of the issued and outstanding share capital of Omega. The remaining shares of Omega (30,243,983 shares) will be held by Omega as treasury shares.

The Company agreed to acquire Omega for a total value of EUR 3.6 billion in equity and cash, which includes the assumption of EUR 1.1 billion in debt. The consideration will consist of cash of EUR 1.8 billion (the “Cash Consideration”) and 5,397,711 shares of the Company issued to Alychlo (the “Non-Cash Consideration” and, together with the Cash Consideration, the “Acquisition Consideration”). The Acquisition Consideration will be increased by interest from September 30, 2014 until the completion date on an amount of EUR 2.48 billion starting at a rate of 5% subject to monthly increases as set forth in the Share Purchase Agreement.

The Cash Consideration will be financed by borrowings under credit facilities of the Company and/or issuances of debt and/or equity of the Company and/or its subsidiaries.

The Sellers have agreed to indemnify the Company for certain losses. The Sellers’ indemnification and other obligations to the Company under the Share Purchase Agreement will be secured up to EUR 248.0 million.

In connection with the Acquisition, the Company will assume or repay/redeem all outstanding indebtedness of Omega and its subsidiaries, which includes (i) EUR 135.0 million of 5.1045% senior notes due 2023 and USD 20.0 million (after hedging arrangements, EUR 16.2 million) of 6.19% senior notes due 2016, (ii) EUR 300.0 million of 5.125% retail bonds due 2017, EUR 180.0 million of 4.500% retail bonds due 2017, and EUR 120.0 million of 5.000% retail bonds due 2019, (iii) approximately EUR 390.0 million outstanding (with additional amounts available to be drawn) under certain credit and overdraft facilities, and (iv) amounts incurred under various cash pooling and overdraft arrangements.

The Acquisition is conditioned upon customary closing conditions, including antitrust approval, accuracy of representations and warranties, compliance with covenants and no material adverse effect. The Company is obligated to use its best efforts to satisfy the antitrust approval condition, including making any required divestitures. Subject to the closing conditions, the Acquisition is expected to be completed during the third quarter of fiscal 2015.

Under the terms of the Share Purchase Agreement, Alychlo and its affiliates will be subject to a three-year non-compete in Europe and Belgium, and the Sellers will be subject to a two-year non-solicit, in each case subject to certain exceptions.

The Share Purchase Agreement contains other customary representations, warranties, and covenants of the parties thereto.

Also on November 6, 2014, the Company entered into a Senior Unsecured 364-Day Bridge Facility Commitment Letter (the “Bridge Commitment Letter”) and a Senior Unsecured Credit Facilities Commitment Letter (the “Senior Commitment Letter” and, together with the Bridge Commitment Letter, the “Commitment Letters” and, the commitments thereunder, the “Commitments”) pursuant to which JPMorgan Chase Bank, N.A. and Barclays Bank PLC have committed to: (i) provide up to EUR 1.75 billion under a 364-day senior unsecured bridge loan facility (the “Bridge Loan Facility”); (ii) (x) solicit consents to amend the terms of the Company’s existing term loan credit agreement (the “Existing Term Loan Credit Agreement”) to permit the Acquisition, (y) replace the Existing Term Loan Credit Agreement with a backstop term loan facility permitting the Acquisition and otherwise containing the same terms and commitments as the Existing Term Loan Agreement, or (z) replace the Existing Term Loan Credit Agreement by entering into a new term loan credit agreement providing for increased commitments up to an aggregate principal amount of USD 300.0 million and EUR 800.0 million (any such amended, backstop, or new agreement, the “New Term Loan Facility”); and (iii) (x) solicit consents to amend the terms of the Company’s existing revolving credit agreement (the “Existing Revolving Credit Agreement”) to permit the Acquisition, (y) replace the Existing Revolving Credit Agreement with a backstop revolving facility permitting the Acquisition and otherwise containing the same terms and commitments as the Existing Revolving Credit Agreement, or (z) replace the Existing Revolving Credit Agreement by entering into a new revolving credit agreement providing for increased commitments up to an aggregate principal amount of USD 1.0 billion (any such amended, backstop, or new agreement, the “New Revolving Facility” and, together with the Bridge Facility and the New Term Loan Facility, the “New Facilities”). The Commitments are subject to various conditions, including the absence of any Material Adverse Effect (as defined in the Commitment Letters) on Omega and its subsidiaries, the negotiation of definitive documentation with respect to the New Facilities, and the other closing conditions set forth in the Commitment Letters.

Concurrent with the announcement of the Acquisition, the Company entered into foreign currency option contracts to partly mitigate the currency exchange risk associated with the payment of the Euro-denominated purchase price.  These foreign currency option contracts will not be designated as hedging instruments and therefore changes in the derivatives fair value will be recorded in Other expense/income (net) on the Condensed Consolidated Statement of Operations.

Lumara Health, Inc. - On September 29, 2014, the Company announced a definitive agreement to acquire a portfolio of women's healthcare products from Lumara Health, Inc., a privately-held, Chesterfield, Missouri-based specialty pharmaceutical company, for $83.0 million in cash. The acquisition was completed on October 31, 2014.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEARS 2015 AND 2014

EXECUTIVE OVERVIEW

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2 to the Notes of Condensed Consolidated Statements. From its beginnings in 1887 as a small local proprietor selling medicinals to regional grocers, Perrigo has evolved into a leading global pharmaceutical company that manufactures and distributes more than 47 billion oral solid doses and more than 2 billion liquid doses, as well as dozens of other product dosage forms, each year. The Company’s mission is to offer “Quality Affordable Healthcare Products®”, and it does so across a wide variety of product categories primarily in the United States, United Kingdom, Mexico, Israel and Australia, as well as many other key markets worldwide, including Canada, China and Latin America.

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

Seasonality – The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products and consumer dynamics in the retail environment in which our customers operate. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the three months ended September 27, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year.

Consolidated Results

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 27, 2014	September 28, 2013
Net sales	$951.5	$933.4	$18.1	2%
Gross profit	$321.8	$356.3	$(34.5)	(10)%
Gross profit %	33.8%	38.2%
Operating expenses	$184.6	$176.6	$8.0	5%
Operating expenses %	19.4%	18.9%
Operating income	$137.2	$179.7	$(42.5)	(24)%
Operating income %	14.4%	19.3%
Interest and other, net	$28.6	$22.4	$6.2	28%
Income tax expense	$12.3	$45.9	$(33.6)	(73)%
Net income	$96.3	$111.4	$(15.1)	(14)%

The increase in net sales of $18.1 million for the first quarter of fiscal 2015 was driven primarily by $91.9 million of incremental net sales attributable to the Elan acquisition and by new product sales of $23.5 million. This increase was offset partially by lower sales volumes on certain products in the Consumer Healthcare and API segments.

First quarter fiscal 2015 gross profit and gross profit percentage decreased due primarily to intangible asset amortization incurred and product mix.

Operating expenses increased due to incremental expenses attributable to corporate business development, integration technology, and planned higher new product development spending. Interest and other, net included interest expense on incremental debt outstanding in connection with the Elan acquisition. See "Interest and Other (Consolidated)" for further details.

Further details related to current year results, including results by segment, are included below under Results of Operations.

Events impacting future results

On November 6, 2014, the Company entered into a Share Purchase Agreement, pursuant to which the Company will purchase 685,348,257 shares of Omega, representing 95.77% of the issued and outstanding share capital of Omega. The remaining 30,243,983 shares of Omega will be held by Omega as treasury shares.

The Company agreed to acquire Omega for a total value of EUR 3.6 billion in equity and cash, which includes the assumption of EUR 1.1 billion in debt. The consideration will consist of cash of EUR 1.8 billion and 5,397,711 shares of the Company issued to Alychlo. The Acquisition Consideration will be increased by interest from September 30, 2014 until the completion date on an amount of EUR 2.48 billion starting at a rate of 5% subject to monthly increases as set forth in the Share Purchase Agreement.

The Cash Consideration will be financed by borrowings under credit facilities of the Company and/or issuances of debt and/or equity of the Company and/or its subsidiaries.

The completion of the Acquisition is conditioned upon customary closing conditions, including antitrust approval, accuracy of representations and warranties, compliance with covenants and no material adverse effect.

Also on November 6, 2014, in connection with the entry into the Share Purchase Agreement, the Company entered into Commitment Letters, pursuant to which JPMorgan Chase Bank, N.A. and Barclays Bank PLC have committed to (i) provide the Bridge Loan Facility; (ii) (x) solicit consents to amend the terms of the Existing Term Loan Credit Agreement to permit the Acquisition (y) replace the Existing Term Loan Credit Agreement with a backstop term loan facility to permit the Acquisition, or (z) replace the Existing Term Loan Credit Agreement by entering into a New Term Loan Facility; and (iii) (x) solicit consents to amend the terms of the Existing Revolving Credit Agreement to permit the Acquisition, (y) replace the Existing Term Loan Credit Agreement with a backstop term loan facility to permit the Acquisition, or (z) replace the Existing Revolving Credit Agreement by entering into a New Revolving Facility.
For additional details on the Share Purchase Agreement, the Acquisition and the financing commitments, see Note 16 of the Notes to the Condensed Consolidated Financial Statements.
As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company's subsidiary Elan has the right to receive royalties from Biogen Idec Inc. ("Biogen"). The amount of royalties received under this agreement is expected to be material to the future results of operations and cash flows. For the three months ended September 27, 2014, Elan recorded $91.9 million in royalties associated with this agreement. Further, Elan incurs costs associated with the ongoing business operations and maintains investments in various equity interests. In addition, the Company expects to incur approximately $218.3 million of amortization expense annually associated with the intangible assets acquired with the acquisition of Elan discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

The Company realizes recurring annual operating expense and tax savings associated with the acquisition of Elan. Certain of these savings result from the elimination of redundant public company costs while optimizing back-office support. Additionally, for the remainder of fiscal 2015, the Company expects to have a lower annual effective tax rate compared to fiscal 2014 due to changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan.

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

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which continued through fiscal 2013, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand generally had a positive impact on the Consumer Healthcare segment’s net sales over that period of time. The branded competitor re-entered the market in fiscal 2014 and continues to gain market position. The Company believes that this re-entry should largely be complete over the next three to six months. The Company is considering the impact of this ongoing development in its forward-looking sales forecast, but it cannot predict the extent of consumers' re-acceptance of the branded products, the extent of the branded competitor's marketing activities or the ultimate market share this competitor can be expected to achieve.

RESULTS OF OPERATIONS

Consumer Healthcare

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 27, 2014	September 28, 2013
Net sales	$493.3	$538.5	$(45.2)	(8)%
Gross profit	$152.8	$176.9	$(24.1)	(14)%
Gross profit %	31.0%	32.9%
Operating expenses	$87.5	$87.0	$0.5	1%
Operating expenses %	17.7%	16.2%
Operating income	$65.3	$89.9	$(24.6)	(27)%
Operating income %	13.2%	16.7%

First quarter fiscal 2015 net sales decreased $45.2 million compared to the prior year. This included a decrease of $78.2 million primarily in the contract manufacturing, cough/cold, analgesics, gastrointestinal and animal health categories. A significant portion of the category decreases were driven by timing differences related to seasonal promotions in fiscal 2015 compared to fiscal 2014, lower contract sales, a cough/cold product that was taken off the market but was relaunched during the second quarter of fiscal 2015, and the previously mentioned branded competitor returning to the market. The decrease was offset partially by an increase of $32.9 million in the smoking cessation category as well as incremental sales attributed to new products sales and the Aspen acquisition.

First quarter fiscal 2015 gross profit and gross profit percentage decreased primarily due to product mix as well as incremental amortization expense attributable to the Aspen acquisition.

First quarter fiscal 2015 operating expenses were $87.5 million for the first quarter of fiscal 2015, which was comparable to the first quarter of fiscal 2014.

Nutritionals

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 27, 2014	September 28, 2013
Net sales	$125.3	$129.0	$(3.7)	(3)%
Gross profit	$33.4	$30.8	$2.6	8%
Gross profit %	26.7%	23.9%
Operating expenses	$24.9	$23.1	$1.8	8%
Operating expenses %	19.9%	17.9%
Operating income	$8.6	$7.7	$0.9	12%
Operating income %	6.8%	6.0%

First quarter fiscal 2015 net sales decreased $3.7 million compared to the prior year due primarily to a decrease in sales of $6.3 million in the infant/toddler food and multi-vitamin categories as well as $4.6 million in discontinued products offset primarily by an increase of $7.4 million in new product sales.

First quarter fiscal 2015 gross profit and gross profit percentage increased due primarily to improved product mix and improved efficiencies in manufacturing facilities.

First quarter fiscal 2015 operating expenses increased due primarily to higher administrative expenses as a result of the higher sales volume, as well as higher selling expenses related to the marketing of certain products.

Rx Pharmaceuticals

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 27, 2014	September 28, 2013
Net sales	$194.5	$203.6	$(9.1)	(4)%
Gross profit	$96.4	$112.5	$(16.1)	(14)%
Gross profit %	49.6%	55.2%
Operating expenses	$31.7	$29.4	$2.3	8%
Operating expenses %	16.3%	14.4%
Operating income	$64.7	$83.1	$(18.4)	(22)%
Operating income %	33.3%	40.8%

First quarter fiscal 2015 net sales decreased by $9.1 million partially due to planned contractual wholesaler chargebacks and stock adjustments associated with pricing programs which are expected to produce benefits beginning in the second quarter of fiscal 2015, as well as discontinued products of $11.0 million. The decreases were offset partially by $8.1 million related to new product launches and new business opportunities in the market, and $3.8 million incremental sales attributed to the Fera methazolomide acquisition.

First quarter fiscal 2015 gross profit and gross profit percentage decreased due primarily to the explanations discussed above, offset partially by increases in margin product mix.

First quarter fiscal 2015 operating expenses increased due primarily to higher research and development expenses resulting from planned higher spending on new product development as well as increased selling and administration primarily related to the new branded ophthalmic sales force.

API

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 27, 2014	September 28, 2013
Net sales	$24.8	$43.2	$(18.4)	(43)%
Gross profit	$13.0	$29.8	$(16.8)	(56)%
Gross profit %	52.3%	69.1%
Operating expenses	$5.9	$7.4	$(1.5)	(20)%
Operating expenses %	24.0%	17.1%
Operating income	$7.1	$22.4	$(15.3)	(68)%
Operating income %	28.3%	52.0%

First quarter fiscal 2015 net sales decreased $18.4 million compared to the prior year due primarily to a decrease in the U.S. sales of temozolomide related to the expiration of an exclusivity period that was in effect during the first quarter of fiscal 2014, as well as competition on certain products. Sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers on a quarter-over-quarter basis.

First quarter fiscal 2015 gross profit and gross profit percentage decreased in line with the net sales decrease noted above.

First quarter fiscal 2015 operating expenses decreased due primarily to lower selling and administrative costs.

Specialty Sciences

Three Months Ended
($ in millions)	September 27, 2014
Net sales	$91.9
Gross profit	$19.4
Gross profit %	21.1%
Operating expenses	$4.5
Operating expenses %	4.9%
Operating loss	$14.9
Operating loss %	16.2%

The Specialty Sciences segment was created during the second quarter of fiscal 2014 as a result of the Elan acquisition. First quarter fiscal 2015 net sales resulted from royalties received from global sales of the Multiple Sclerosis drug Tysabri®, which is manufactured and distributed by Biogen. First quarter fiscal 2015 gross profit was impacted primarily by intangible asset amortization of $72.8 million.

Other
The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	September 27, 2014	September 28, 2013
Net sales	$21.7	$19.1	$2.6	14%
Gross profit	$6.7	$6.3	$0.4	6%
Gross profit %	30.9%	32.4%
Operating expenses	$5.8	$5.0	$0.8	16%
Operating expenses %	26.9%	26.2%
Operating income	$0.9	$1.2	$(0.3)	(25)%
Operating income %	4.0%	6.2%

First quarter fiscal 2015 net sales and gross profit increased due to higher volume in the diagnostic business, while operating expenses increased due to higher administrative costs.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services that are not allocated to the segments. Unallocated expenses of $24.2 million for the fiscal 2015 first quarter included business development expenses of $4.1 million as well as additional planned corporate overhead subsequent to the Elan acquisition. Fiscal 2014 first quarter unallocated expenses of $24.6 million included transaction fees related to the Elan acquisition.

Interest and Other (Consolidated)

Interest expense was $26.1 million and $22.1 million for the first quarter of fiscal 2015 and fiscal 2014, respectively. Interest expense increased due primarily to the issuance of $2.3 billion of debt in a private placement to complete the Elan transaction, which was completed during the second quarter of fiscal 2014.

Interest income was $0.2 million and $0.7 million for the first quarter of fiscal 2015 and fiscal 2014, respectively.

Income Taxes (Consolidated)

The effective tax rate for the three months ended September 27, 2014 was 11.4% compared to 29.2% for the three months ended September 28, 2013. The effective tax rate for the three months ended September 27, 2014 was impacted by changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the acquisition of Elan. Additionally, the effective tax rate for the three months ended September 28, 2013 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed below.

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

Currently, the IRS is auditing fiscal years 2009 and 2010, and the Israel Tax Authority is auditing fiscal years 2011 and 2012. In regards to the IRS audit for fiscal years 2009 and 2010, the Company has agreed on certain adjustments and has made associated payments of $8.0 million, inclusive of interest, but remains under audit for those years. On August 27, 2014, the Company received a statutory notice of deficiency from the IRS related to fiscal years 2009 and 2010. The incremental tax liability asserted by the IRS for these periods is approximately $43.0 million, exclusive of interest and penalties. The IRS has asserted various positions, including transfer pricing. As the Company disagrees with positions asserted by the IRS, it intends to contest the IRS’s positions through applicable procedures in either the U.S. Tax Court or U.S. Federal court, the latter of which would require the Company to pay the asserted liability, plus interest and penalties, prior to initiating any refund litigation. The unfavorable resolution of this matter could have a material impact on the Company's consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, the Company cannot predict the outcome of any audit or related litigation.

For additional information, see Note 11 of the Notes to the Condensed Consolidated Financial Statements.

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

Cash

At September 27, 2014, the Company had cash and cash equivalents of $891.5 million, an increase of $92.0 million from June 28, 2014, and working capital, including cash, of $1,616.1 million, an increase of $139.9 million from June 28, 2014.

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

	Three Months Ended
(in millions)	September 27, 2014	September 28, 2013
Net cash from (for) operating activities	$195.1	$98.7

Net cash from (for) investing activities	$(30.7)	$(35.8)

Net cash from (for) financing activities	$(61.3)	$(28.8)

Operating activities

The Company generated $195.1 million from operating activities during the first quarter of fiscal 2015, a $96.4 million increase over the first quarter of fiscal 2014. The majority of the increase was due to increased net earnings after adjusting for non-cash items such as depreciation and amortization, which resulted in an increase of $66.7 million during the first quarter of fiscal 2015 as compared to the comparable prior year period. This increase was due largely to the Tysabri® royalties received during the first quarter of fiscal 2015. The remaining increase in cash from operating activities was due to changes in working capital. Cash received from payments on accounts receivable increased $103.0 million due to higher sales in the fourth quarter of fiscal 2014 than in the fourth quarter of fiscal 2013. This was offset partially by a $76.3 million decrease in accrued liabilities due to the timing of payments.

Investing activities

Cash used for investing activities totaled $30.7 million for the first quarter of fiscal 2015, a decrease of $5.1 million as compared to the first quarter of fiscal 2014. A decrease in capital expenditures from $40.4 million during the first quarter of fiscal 2014 to $31.7 million during the first quarter of fiscal 2015 accounted for the majority of the decrease. During the comparable prior year period, the additional cash used for capital expenditures was offset partially by $4.6 million of proceeds from the sale of land.

Capital expenditures for fiscal 2015 are anticipated to be between $140 million and $170 million, related primarily to manufacturing productivity and capacity projects and investments at newly acquired entities. The Company expects to fund these estimated capital expenditures with funds from operational cash flows or revolving credit facilities.

Financing activities

Cash used for financing activities totaled $61.3 million during the first quarter of fiscal 2015, an increase of $32.5 million from the first quarter of fiscal 2014. The increase was due mainly to the Company using $39.5 million to repay long-term debt during the first quarter of fiscal 2015, as well as an increase in dividends of $5.6 million as compared to the comparable prior year period. During the first quarter of fiscal 2015 the Company also used $5.0 million for a milestone payment on contingent consideration acquired with the acquisition of a distribution and license agreement from Fera Pharmaceuticals, LLC. These outflows were partially offset by the absence of $24.8 million used for deferred financing fees related to the bridge financing associated with the Elan acquisition in the first quarter of fiscal 2014.

The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, availability of distributable reserves and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Debt

The Company had $2.3 billion of senior notes and $895.0 million of term loans outstanding at September 27, 2014. On September 2, 2014, the Company offered to exchange its private placement senior notes with public bonds (the "Exchange Offer"). The Exchange Offer expired on October 1, 2014, at which time a substantial majority of the private placement notes had been exchanged for bonds registered with the Securities and Exchange Commission.

Revolving credit agreement

There were no borrowings outstanding under the Company's $600.0 million Revolving Credit Agreement at September 27, 2014 or June 28, 2014.

Accounts receivable securitization

There were no borrowings outstanding under the Company's $200.0 million accounts receivable securitization program at September 27, 2014 or June 28, 2014.

Credit ratings

The Company's credit ratings on September 27, 2014 were Baa3 (stable) and BBB (negative) by Moody's Investors Service and Standard and Poor's Rating Services, respectively.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", of Perrigo Company's Annual Report on Form 10-K for the year ended June 28, 2014.

Item 4.	Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

As of September 27, 2014, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Management’s annual report on internal control over financial reporting

In connection with the evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 27, 2014, were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted below.

Changes in internal control over financial reporting

The Company acquired Elan Corporation plc ("Elan") during the the second quarter of fiscal 2014 (see Note 2 of the Notes to the Condensed Consolidated Financial Statements). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Elan from its evaluation of internal control over financial reporting as of September 27, 2014. The Company is in the process of documenting and testing Elan's internal controls over financial reporting. The Company will incorporate Elan into its annual report on internal control over financial reporting for its fiscal year ending June 27, 2015. As of September 27, 2014, assets excluded from management's assessment totaled $312.1 million and contributed $91.8 million of net sales and $12.6 million of income to the Company's consolidated net sales and operating income for the three months ended September 27, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

            The Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014 includes a detailed discussion of the Company’s risk factors. Other than the item noted below, there have been no material changes during the first quarter of fiscal 2015 to the risk factors that were included in the Form 10-K.

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

On August 27, 2014, the Company received a statutory notice of deficiency from the IRS related to fiscal years 2009 and 2010. The incremental tax liability asserted by the IRS for these periods is approximately $43.0 million, exclusive of interest and penalties. The IRS has asserted various positions, including transfer pricing. As the Company disagrees with positions asserted by the IRS, it intends to contest the IRS’s positions through applicable procedures in either the U.S. Tax Court or U.S. Federal court, the latter of which would require the Company to pay the asserted liability, plus interest and penalties, prior to initiating any refund litigation. The unfavorable resolution of this matter could have a significant impact on our consolidated financial statements in future periods.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not currently have an ordinary share repurchase program.

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

PERRIGO COMPANY PLC
(Registrant)

Date:	November 6, 2014	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	November 6, 2014	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)