Form 10-Q
period 2014-12-27
PERRIGO Co plc
filed 2015-02-05
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of January 30, 2015, there were 140,794,919 ordinary shares outstanding.

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

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net sales	$1,071.7	$979.0	$2,023.1	$1,912.4
Cost of sales	687.9	618.3	1,317.6	1,195.4
Gross profit	383.8	360.7	705.5	717.0

Operating expenses
Distribution	14.8	14.0	29.2	27.2
Research and development	53.2	37.5	89.8	69.8
Selling	44.9	47.3	95.3	97.6
Administration	84.1	154.4	165.5	233.2
Write-off of in-process research and development	—	6.0	—	6.0
Restructuring	2.4	14.9	4.2	17.0
Total operating expenses	199.4	274.1	384.0	450.8

Operating income	184.4	86.6	321.5	266.2

Interest expense, net	30.8	29.7	56.7	51.1
Other expense, net	59.3	4.1	61.9	5.1
Loss on extinguishment of debt	9.6	165.8	9.6	165.8
Income (loss) before income taxes	84.7	(113.0)	193.3	44.2
Income tax expense (benefit)	14.5	(27.0)	26.8	18.9
Net income (loss)	$70.2	$(86.0)	$166.5	$25.3

Earnings (loss) per share
Basic earnings (loss) per share	$0.52	$(0.87)	$1.23	$0.26
Diluted earnings (loss) per share	$0.51	$(0.87)	$1.23	$0.26

Weighted average shares outstanding
Basic	136.3	98.7	135.1	96.4
Diluted	136.8	98.7	135.6	96.9

Dividends declared per share	$0.105	$0.09	$0.21	$0.18

See accompanying Notes to the Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net income (loss)	$70.2	$(86.0)	$166.5	$25.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(60.4)	16.5	(124.2)	53.1
Change in fair value of derivative financial instruments, net of tax	(3.7)	(1.4)	(5.8)	(10.6)
Change in fair value of investment securities, net of tax	(1.1)	(4.8)	(0.5)	(4.8)
Change in post-retirement and pension liability adjustments, net of tax	(1.7)	—	(1.7)	(0.1)
Other comprehensive income (loss)	(66.9)	10.3	(132.2)	37.6
Comprehensive income (loss)	$3.3	$(75.7)	$34.3	$62.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 27, 2014	June 28, 2014
Assets
Current assets
Cash and cash equivalents	$3,596.1	$799.5
Investment securities	20.0	5.9
Accounts receivable, net of allowance for doubtful accounts of $3.3 million and $2.7 million, respectively	924.7	935.1
Inventories	641.8	631.6
Current deferred income taxes	66.6	62.8
Prepaid expenses and other current assets	115.0	116.0
Total current assets	5,364.2	2,550.9
Non-current assets
Property and equipment, net	756.8	779.9
Goodwill and other indefinite-lived intangible assets	3,481.3	3,543.8
Other intangible assets, net	6,637.2	6,787.0
Non-current deferred income taxes	29.4	23.6
Other non-current assets	191.8	195.0
Total non-current assets	11,096.5	11,329.3
Total assets	$16,460.7	$13,880.2
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$302.7	$364.3
Short-term debt	—	2.1
Payroll and related taxes	85.7	112.3
Accrued customer programs	310.3	256.5
Accrued liabilities	230.1	179.4
Accrued income taxes	29.4	17.4
Current deferred income taxes	4.5	1.1
Current portion of long-term debt	362.3	141.6
Total current liabilities	1,325.0	1,074.7
Non-current liabilities
Long-term debt, less current portion	4,439.4	3,090.5
Non-current deferred income taxes	690.0	727.9
Other non-current liabilities	291.1	293.4
Total non-current liabilities	5,420.5	4,111.8
Total liabilities	6,745.5	5,186.5
Commitments and Contingencies - Note 12
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	7,695.2	6,678.2
Accumulated other comprehensive income	7.4	139.6
Retained earnings	2,012.6	1,875.1
	9,715.2	8,692.9
Noncontrolling interest	—	0.8
Total shareholders’ equity	9,715.2	8,693.7
Total liabilities and shareholders' equity	$16,460.7	$13,880.2

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	140.8	133.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 27, 2014	December 28, 2013
Cash Flows From (For) Operating Activities
Net income (loss)	$166.5	$25.3
Adjustments to derive cash flows
Depreciation and amortization	253.7	110.4
Loss on acquisition-related foreign currency derivatives	26.4	—
Share-based compensation	16.2	13.6
Loss on extinguishment of debt	9.6	165.8
Non-cash restructuring charges	4.2	14.3
Excess tax benefit of stock transactions	(3.8)	(6.9)
Deferred income taxes	(38.2)	(5.4)
Other non-cash adjustments	8.6	6.3
Subtotal	443.2	323.4
Increase (decrease) in cash due to:
Accounts receivable	(4.5)	(65.1)
Inventories	(17.7)	10.5
Accounts payable	(46.8)	(70.8)
Payroll and related taxes	(26.3)	13.7
Accrued customer programs	51.8	72.8
Accrued liabilities	52.0	2.0
Accrued income taxes	32.4	(50.4)
Other	(16.4)	(15.8)
Subtotal	24.5	(103.1)
Net cash from (for) operating activities	467.7	220.3
Cash Flows From (For) Investing Activities
Acquisitions of businesses, net of cash acquired	(83.0)	(1,527.9)
Additions to property and equipment	(48.0)	(77.8)
Settlement of acquisition-related foreign currency derivatives	(26.4)	—
Other investing	0.8	6.2
Net cash from (for) investing activities	(156.6)	(1,599.5)
Cash Flows From (For) Financing Activities
Issuances of debt	2,504.5	3,293.6
Payments on long-term debt	(934.5)	(1,965.0)
Deferred financing fees	(24.8)	(48.8)
Premium on early debt retirement	—	(133.5)
Issuance of ordinary shares	1,039.4	6.7
Equity issuance costs	(35.7)	—
Excess tax benefit of stock transactions	3.8	6.9
Repurchase of ordinary shares	(7.7)	(7.3)
Cash dividends	(29.0)	(18.0)
Purchase of noncontrolling interest	—	(7.2)
Other financing	(7.0)	(5.0)
Net cash from (for) financing activities	2,509.0	1,122.4
Effect of exchange rate changes on cash	(23.5)	(2.0)
Net increase (decrease) in cash and cash equivalents	2,796.6	(258.8)
Cash and cash equivalents, beginning of period	799.5	779.9
Cash and cash equivalents, end of period	$3,596.1	$521.1

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$56.9	$49.1
Interest received	$0.4	$1.6
Income taxes paid	$20.8	$73.9
Income taxes refunded	$7.5	$3.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2014

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

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products and consumer dynamics in the retail environments in which our customers operate. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the three and six months ended December 27, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year.

Change in Fiscal Year

On December 18, 2014, the Board of Directors of the Company determined that the Company's fiscal year-end shall begin on January 1 and end on December 31 of each year, starting on January 1, 2016. The Company's current fiscal year will end on June 27, 2015, followed by a transition period from June 28, 2015 to December 31, 2015. The Company plans to disclose the results of the transition period on a Form 10-KT transition report.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company prospectively adopted this guidance in fiscal 2015, and presented $90.2 million as a reclassification from Non-current deferred income taxes to Other non-current liabilities upon adoption.

NOTE 2 – ACQUISITIONS

Pending Acquisition

Omega Pharma Invest NV

On November 6, 2014, the Company entered into an Agreement for the Sale and Purchase of 685,348,257 Shares (the "Shares") of Omega Pharma Invest NV (“Omega”) (the “Share Purchase Agreement”) with Alychlo NV (“Alychlo”) and Holdco I BE NV (“Holdco” and, together with Alychlo, the “Sellers”), limited liability companies incorporated under the laws of Belgium, pursuant to which the Company will purchase (the “Acquisition”) from the Sellers the Shares of Omega, a limited liability company incorporated under the laws of Belgium, representing 95.77% of the issued and outstanding share capital of Omega. The remaining shares of Omega (30,243,983 shares) will be held by Omega as treasury shares.

The Company agreed to acquire Omega for a total value of €3.6 billion in equity and cash, which includes the assumption of €1.1 billion in debt. The consideration will consist of cash of €1.8 billion (the “Cash Consideration”) and 5,397,711 shares of the Company issued to Alychlo (the “Non-Cash Consideration” and, together with the Cash Consideration, the “Acquisition Consideration”). The Acquisition Consideration will be increased by interest from September 30, 2014 until the completion date on an amount of €2.48 billion starting at a rate of 5% subject to monthly increases as set forth in the Share Purchase Agreement.

The Cash Consideration will be financed by a combination of equity that was issued by the Company on November 26, 2014 and debt that was issued by the Company's finance subsidiary on December 2, 2014, as further described in Notes 8 and 9.

The Sellers have agreed to indemnify the Company for certain potential future losses. The Sellers’ indemnification and other obligations to the Company under the Share Purchase Agreement will be secured up to €248.0 million.

In connection with the Acquisition, the Company will assume or repay/redeem all outstanding indebtedness of Omega and its subsidiaries, which includes:

i.	€135.0 million of 5.1045% senior notes due 2023 and $20.0 million (after hedging arrangements, €16.2 million) of 6.19% senior notes due 2016;

ii.	€300.0 million of 5.125% retail bonds due 2017, €180.0 million of 4.500% retail bonds due 2017, and €120.0 million of 5.000% retail bonds due 2019;

iii.	approximately €390.0 million outstanding (with additional amounts available to be drawn) under certain credit and overdraft facilities; and

iv.	amounts incurred under various cash pooling and overdraft arrangements.

The Acquisition is conditioned upon customary closing conditions, including antitrust approval, accuracy of representations and warranties, compliance with covenants, and no material adverse effect. The Company is obligated to use its best efforts to satisfy the antitrust approval condition, including making any required divestitures. Subject to the closing conditions, the Acquisition is expected to be completed during the second half of fiscal 2015.

Under the terms of the Share Purchase Agreement, Alychlo and its affiliates will be subject to a three-year non-compete in Europe, and the Sellers will be subject to a two-year non-solicit, in each case subject to certain exceptions. The Share Purchase Agreement contains other customary representations, warranties, and covenants of the parties thereto.

As of December 27, 2014, the Company incurred and expensed acquisition-related costs in connection with the pending acquisition. These costs were recorded in unallocated expenses and related to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. The table below details these transaction costs and where they were recorded (in millions):

Line item	Fiscal 2015
Administration	$11.6
Interest expense, net	5.0
Other expense, net	65.8
Loss on extinguishment of debt	9.6
Total acquisition-related costs	$92.0

See Note 7 for further details on losses on Omega-related hedging activities shown above in Other expense, net, and Note 8 for details on the Loss on extinguishment of debt.

Completed Acquisitions

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

Fiscal 2015 Acquisitions

Lumara Health, Inc.

On October 31, 2014, the Company acquired a portfolio of women's healthcare products from Lumara Health, Inc., a privately-held, Chesterfield, Missouri-based specialty pharmaceutical company for cash consideration of $83.0 million. The acquisition of this portfolio further expanded the Company's women's healthcare product offerings. Operating results attributable to the acquired Lumara products are included in the Rx Pharmaceuticals segment.

The intangible assets acquired consisted of three product formulations with useful lives ranging from 8 to 12 years. Management is still in the process of verifying data and finalizing information related to the valuation of the assets acquired and liabilities assumed. The Company expects to finalize these matters by the end of fiscal 2015. The goodwill recorded is not deductible for tax purposes.

The below table indicates the preliminary purchase price allocation based on valuation information, estimates, and assumptions available at December 27, 2014 (in millions).

Lumara
Total purchase consideration	$83.0

Assets acquired:
Accounts receivable, net	2.0
Inventories	1.4
Prepaid expenses and other current assets	0.5
Property and equipment, net	0.1
Goodwill	0.9
Intangible assets - formulations	82.0
Total assets	86.9
Liabilities assumed:
Accrued liabilities	3.9
Net assets acquired	$83.0

Fiscal 2014 Acquisitions

Aspen Global Inc.

On February 28, 2014, the Company acquired a basket of OTC products sold in Australia and New Zealand from Aspen Global Inc. ("Aspen"). The acquisition of this product portfolio broadened the Company's product offering in Australia and New Zealand and furthered the Company's strategy to expand the Consumer Healthcare portfolio internationally. Operating results attributable to the acquired Aspen products are included in the Consumer Healthcare segment.

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

Elan, headquartered in Dublin, Ireland, provided the Company with assets focused on the treatment of Multiple Sclerosis (Tysabri®). The Company's management believed the acquisition of Elan would provide recurring annual operational synergies, related cost reductions, and tax savings. Certain of these synergies resulted from the elimination of redundant public company costs while optimizing back-office support. The jurisdictional mix of income and the new corporate structure have, and will continue to, result in a lower worldwide effective tax rate.

The operating results for Elan are included in the Specialty Sciences segment. During fiscal 2014, the Company incurred and expensed acquisition-related costs which were recorded in unallocated expenses. The costs related primarily to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. See Note 8 for further details on the Loss on extinguishment of debt. The table below details these transaction costs and where they were recorded (in millions):

Line item	Fiscal 2014
Administration	$108.9
Interest expense, net	10.0
Other expense, net	0.2
Loss on extinguishment of debt	165.8
Total acquisition-related costs	$284.9

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

Reporting Segments:	Balance at June 28, 2014	Business acquisitions	Purchase accounting adjustments	Currency translation adjustment	Balance at December 27, 2014
Consumer Healthcare	$1,406.3	$—	$(6.2)	$(9.1)	$1,391.0
Nutritionals	510.1	—	(1.0)	—	509.1
Rx Pharmaceuticals	1,258.3	0.9	(4.7)	(24.2)	1,230.3
API	97.6	—	—	(12.1)	85.5
Specialty Sciences	201.8	—	(1.1)	—	200.7
Total goodwill	$3,474.1	$0.9	$(13.0)	$(45.4)	$3,416.6

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	December 27, 2014		June 28, 2014
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Distribution and license agreements	$6,107.8	$348.0	$6,027.3	$192.1
Developed product technology/formulation and product rights	902.4	330.9	931.7	302.5
Customer relationships	366.7	106.3	372.0	97.5
Trade names and trademarks	47.2	6.0	47.8	5.6
Non-compete agreements	14.8	10.5	15.3	9.4
Total	$7,438.9	$801.7	$7,394.1	$607.1
Non-amortizable intangibles:
Trade names and trademarks	$57.4	$—	$59.5	$—
In-process research and development	7.3	—	10.2	—
Total	64.7	—	69.7	—
Total other intangible assets	$7,503.6	$801.7	$7,463.8	$607.1
Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $214.2 million and $73.6 million for the six months ended December 27, 2014 and December 28, 2013, respectively. The increase in amortization expense was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Elan acquisition.

NOTE 4 – INVENTORIES

Major components of inventory at December 27, 2014 and June 28, 2014, were as follows (in millions):

	December 27, 2014	June 28, 2014
Finished goods	$306.1	$307.0
Work in process	158.1	146.7
Raw materials	177.6	177.9
Total inventories	$641.8	$631.6

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

The following tables summarize the valuation of the Company’s financial instruments carried at fair value by the above pricing categories at December 27, 2014 and June 28, 2014 (in millions):

	December 27, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$20.0	$—	$—	$20.0
Foreign currency forward contracts	—	2.4	—	2.4
Funds associated with Israeli post employment benefits	—	17.2	—	17.2
Total assets	$20.0	$19.6	$—	$39.6
Liabilities:
Contingent consideration	$—	$—	$12.4	$12.4
Interest rate swap agreements	—	5.8	—	5.8
Foreign currency forward contracts	—	45.3	—	45.3
Total liabilities	$—	$51.1	$12.4	$63.5

	June 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$20.7	$—	$—	$20.7
Foreign currency forward contracts	—	3.1	—	3.1
Funds associated with Israeli post-employment benefits	—	19.3	—	19.3
Total assets	$20.7	$22.4	$—	$43.1
Liabilities:
Contingent consideration	$—	$—	$17.4	$17.4
Interest rate swap agreements	—	8.3	—	8.3
Foreign currency forward contracts	—	0.8	—	0.8
Total liabilities	$—	$9.1	$17.4	$26.5

The table below presents changes in the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 27, 2014 and December 28, 2013 (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Contingent Consideration
Beginning balance:	$12.4	$22.2	$17.4	$22.2
Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) included in net income (loss)	—	(4.9)	—	(4.9)
Settlements	—	—	(5.0)	—
Ending balance:	$12.4	$17.3	$12.4	$17.3
Net realized gains (losses) in the table above were recorded in Administration expense. During the three and six months ended December 27, 2014 there were no transfers between Levels 1, 2, and 3. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 6 for information on the Company's investment securities. See Note 7 for a discussion of derivatives.

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

As of December 27, 2014, the Company’s fixed rate long-term debt consisted of public bonds with a carrying value of $3.9 billion and a fair value of $4.0 billion. The fair value was based on quoted market prices (Level 1). As of June 28, 2014, the Company's fixed rate long-term debt consisted of private placement senior notes with registration rights with a carrying value of $2.3 billion and a fair value of $2.4 billion. The fair value was determined by discounting the future cash flows of the financial instruments to their present value, using interest rates currently offered for borrowings and deposits of similar nature and remaining maturities (Level 2).

The carrying amounts of the Company’s other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and variable rate long-term debt approximate their fair value.

NOTE 6 – INVESTMENTS

Available for Sale Securities

The Company's available for sale securities totaled $20.0 million at December 27, 2014 and are reported in Investment securities. At June 28, 2014, available for sale securities totaled $20.7 million, of which $5.9 million are reported in Investment securities and $14.8 million are reported in Other non-current assets.

Net unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	December 27, 2014	June 28, 2014
Equity securities, at cost less impairments	$17.1	$17.1
Gross unrealized gains	3.4	3.8
Gross unrealized losses	(0.5)	(0.2)
Estimated fair value of equity securities	$20.0	$20.7

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. The equity securities in a gross unrealized loss position at December 27, 2014 were in that position for less than 12 months.

Cost Method Investments

The Company's cost method investments totaled $8.4 million and $9.0 million at December 27, 2014 and June 28, 2014, respectively, and are included in Other non-current assets.

Equity Method Investments

The Company's equity method investments totaled $52.5 million and $57.4 million at December 27, 2014 and June 28, 2014, respectively, and are included in Other non-current assets. The Company recorded net losses of $3.1 million and $6.3 million during the three and six months ended December 27, 2014, respectively, and a net loss of $1.3 million during the three and six months ended December 28, 2013 for the Company's proportionate share of the equity method investment earnings or losses. The amounts are recorded in Other expense, net.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates and foreign currency exchange rates as follows:

Interest rate risk management - The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on cash flows and the market value of the Company's borrowings. The Company utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. In addition, the Company may enter into treasury-lock agreements and interest rate swap agreements on certain investing and borrowing transactions to manage its interest rate changes and to reduce its overall cost of borrowing.

Foreign currency exchange risk management - The Company conducts business in several major international currencies and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce cash flow volatility associated with foreign exchange rate changes on a consolidated basis to allow management to focus its attention on business operations. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments, and anticipated foreign currency revenue and expenses.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be offset largely by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

At December 27, 2014 and June 28, 2014, all of the Company's designated derivatives were classified as cash flow hedges. Designated derivatives meet hedge accounting criteria, which means that the fair value of the hedge is recorded in shareholders’ equity as a component of Other comprehensive income ("OCI"), net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings. All of the Company's designated derivatives are assessed for hedge effectiveness quarterly.

The Company also has economic non-designated derivatives that do not meet hedge accounting criteria. These derivative instruments are adjusted to current market value at the end of each period through earnings. Gains or losses on these instruments are offset substantially by the remeasurement adjustment on the hedged item.

Interest Rate Swaps and Treasury Locks

Interest rate swap agreements are contracts to exchange floating rate for fixed rate payments (or vice versa) over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. All of the Company's interest rate swaps qualify for hedge accounting.

The Company has term loans with floating interest rates priced off the LIBOR yield curve, as described in Note 8. To hedge the change in the LIBOR rate, the Company has outstanding forward interest rate swap agreements with a notional amount totaling $240.0 million. The effective portion of the hedge remains in accumulated other comprehensive income ("AOCI") and is being amortized to earnings over the life of the debt.

During the second quarter of fiscal 2015, the Company entered into forward interest rate swaps and treasury locks (together "Rate Locks") to hedge against changes in the interest rates between the date the Rate Locks were entered into and the date of the issuance of the Company's 2014 Bonds (discussed in Note 8). These Rate Locks were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $750.0 million. The Rate Locks were settled upon the issuance of an aggregate of $1.6 billion principal amount on December 2, 2014 for a cumulative after-tax loss of $5.8 million after recording $1.1 million of ineffectiveness.

During the first quarter of fiscal 2014, the Company entered into forward interest rate swap agreements to hedge against changes in the benchmark interest rate between the date the swap agreements were entered into and the date of the issuance of the 2013 Bonds (discussed in Note 8). These swaps were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725.0 million. The interest rate swaps were settled upon the issuance of an aggregate of $2.3 billion principal amount on December 18, 2013 for a cumulative after-tax loss of $12.8 million after recording $0.5 million of ineffectiveness.

In addition, due to the retirement of the underlying private placement senior notes (described in Note 8 as "the Notes") on December 23, 2013, the Company wrote-off the amounts remaining in OCI associated with the cash flow hedges related to the Notes, resulting in a loss of $2.6 million recorded against earnings.

Foreign Currency Derivatives

The Company enters into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency and to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 15 months. The total notional amount for these contracts was $442.4 million and $228.5 million as of December 27, 2014 and June 28, 2014, respectively.

In November 2014, in order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for Omega, the Company entered into non-designated option contracts with a total notional amount of €2.0 billion. The contracts settled in December 2014, resulting in a loss of $26.4 million recorded in Other expense, net. The option contracts were replaced with non-designated forward contracts with a total notional amount of €2.0 billion that will mature in the third quarter of fiscal 2015. The Company recorded a loss of $38.3 million for the change in fair value of the forward contracts during the three months ended December 27, 2014 in Other expense, net. Gains or losses on the derivatives due to changes in the EUR/USD exchange rate prior to the close of the acquisition will be economically offset at closing in the final settlement of the euro-denominated Omega purchase price. Because these derivatives are economically hedging a future acquisition, the cash outflow associated with their settlement is shown as an investing activity on the Condensed Consolidated Statements of Cash Flows.

Fair Value Hedges

During the first quarter of 2014, the Company entered into three pay-floating interest rate swaps with a total notional amount of $425.0 million to hedge changes in the fair value of the Company's senior notes from fluctuations in interest rates. These swaps were designated and qualified as fair value hedges of the Company's fixed rate debt. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps was directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt were adjusted to market value at the end of each period with any resulting gain or loss recorded in Other expense, net. The hedge was terminated in the second quarter of fiscal year 2014 due to the retirement of the underlying senior notes.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Company's consolidated financial statements. All amounts exclude income tax effects and are presented in millions.

The balance sheet location and gross fair value of the Company's outstanding derivative instruments at December 27, 2014 and June 28, 2014 were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		December 27, 2014	June 28, 2014
Designated derivatives:
Foreign currency forward contracts	Other current assets	$1.4	$2.8
Total designated derivatives		$1.4	$2.8
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$1.0	$0.3
Total non-designated derivatives		$1.0	$0.3

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 27, 2014	June 28, 2014
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$4.8	$0.7
Interest rate swap agreements	Other non-current liabilities	5.8	8.3
Total designated derivatives		$10.6	$9.0
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$40.5	$0.1
Total non-designated derivatives		$40.5	$0.1

The gains (losses) recognized in OCI for the effective portion of the Company's designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended		Six Months Ended
Designated Cash Flow Hedges	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Treasury locks	$(2.7)	$—	$(2.7)	$—
Interest rate swap agreements	(0.8)	1.6	1.9	(14.1)
Foreign currency forward contracts	(2.0)	2.9	(6.6)	5.6
	$(5.5)	$4.5	$(7.4)	$(8.5)

The gains (losses) reclassified from AOCI into income for the effective portion of the Company's designated cash flow hedges were as follows:

Designated Cash Flow Hedges	Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
		Three Months Ended		Six Months Ended
		December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Treasury locks	Interest expense, net	$—	$0.1	$—	$0.2
Interest rate swap agreements	Interest expense, net	0.9	(1.5)	1.8	(2.8)
Foreign currency forward contracts	Net sales	(0.5)	0.5	0.1	1.2
	Cost of sales	(0.1)	3.8	0.4	2.8
	Interest expense, net	—	0.1	—	0.1
	Other expense, net	(3.2)	0.6	(4.0)	1.7
		$(2.9)	$3.6	$(1.7)	$3.2

The gross amount expected to be reclassified out of AOCI into income during the next 12 months is a gain of $1.5 million.

The gains (losses) recognized in income for the ineffective portion of the Company's designated cash flow hedges were as follows:

Designated Cash Flow Hedges	Income Statement Location	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion)
		Three Months Ended		Six Months Ended
		December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Treasury locks	Other expense, net	$(0.4)	$2.3	$(0.4)	$2.2
Interest rate swap agreements	Other expense, net	(0.7)	(5.4)	(0.7)	(5.4)
Foreign currency forward contracts	Net sales	0.1	—	0.2	—
	Cost of sales	0.2	0.5	0.1	(0.1)
Total		$(0.8)	$(2.6)	$(0.8)	$(3.3)

The effects of the Company's fair value hedges on the Condensed Consolidated Statements of Operations were as follows:

Designated Fair Value Hedges	Income Statement Location	Amount of Gain/(Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Interest rate swap agreements	Other expense, net	$—	$(5.8)	$—	$0.9
Fixed-rate debt	Other expense, net	—	4.3	—	(4.1)
Net hedge		$—	$(1.5)	$—	$(3.2)

The effects of the Company's non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

Non-Designated Derivatives	Income Statement Location	Amount of Gain/(Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Foreign currency forward contracts	Other expense, net	$(41.3)	$2.2	$(44.9)	$0.4
	Interest expense, net	(0.3)	(0.1)	0.1	0.2
Foreign exchange option contracts	Other expense, net	(26.4)	—	(26.4)	—
Total		$(68.0)	$2.1	$(71.2)	$0.6

NOTE 8 – INDEBTEDNESS

Debt

Total borrowings outstanding are summarized as follows (in millions):

	December 27, 2014	June 28, 2014
Short term debt	$—	$2.1
Term loans
2014 Term Loan due December 18, 2015	300.0	—
2014 Term Loan due December 5, 2019	608.9	—
2013 Term Loan due December 15, 2015	—	300.0
2013 Term Loan due December 15, 2018	—	630.0
	908.9	930.0
Senior notes
3.50% Unsecured Senior Notes due December 15, 2021, including unamortized discount of $0.3 million(1)	499.7	—
3.90% Unsecured Senior Notes due December 15, 2024, including unamortized discount of $2.9 million(1)	697.1	—
4.90% Unsecured Senior Notes due December 15, 2044, including unamortized discount of $1.2 million(1)	398.8	—
1.30% Unsecured Senior Notes due November 8, 2016, including unamortized discount of $0.3 million(2)	499.7	499.6
2.30% Unsecured Senior Notes due November 8, 2018, including unamortized discount of $0.7 million(2)	599.3	599.3
4.00% Unsecured Senior Notes due November 15, 2023, including unamortized discount of $3.0 million(2)	797.0	796.8
5.30% Unsecured Senior Notes due November 15, 2043, including unamortized discount of $1.6 million(2)	398.4	398.3
	3,890.0	2,294.0
Other financing	2.8	8.1
Total borrowings outstanding	4,801.7	3,234.2
Less short-term debt and current portion of long-term debt	(362.3)	(143.7)
Total long-term debt, less current portion	$4,439.4	$3,090.5

(1) Public bonds issued on December 2, 2014, discussed below collectively as the "2014 Bonds".
(2) Private placement unsecured senior notes with registration rights as of June 28, 2014 and public bonds as of October 1, 2014, discussed below collectively as the "2013 Bonds."

Unamortized deferred financing fees totaled $43.9 million at December 27, 2014 and $27.4 million at June 28, 2014.

Omega Financing

Bridge agreement

In connection with the pending Omega acquisition, on November 6, 2014, the Company entered into a €1.75 billion senior unsecured 364-day bridge loan facility (the "Bridge Loan Facility"). Upon issuance of the Company's permanent debt financing described below, the Bridge Loan Facility was terminated on December 3, 2014. At no time did the Company draw under the Bridge Loan Facility.

Debt issuance

On December 5, 2014, Perrigo Finance plc, a 100% owned finance subsidiary of the Company ("Perrigo Finance") entered into a term loan agreement consisting of two tranches: a $300.0 million tranche maturing December 18, 2015 and a €500.0 million tranche maturing December 5, 2019, as well as a $600.0 million Revolving Credit Agreement (the "2014 Revolver") (together, the "2014 Credit Agreements"). The 2014 Credit Agreements allow for the issuance of an additional €300.0 million term loan tranche and an increase in the borrowing capacity under the 2014 Revolver to $1.0 billion upon closing the Omega acquisition. There were no borrowings outstanding under the 2014 Revolver as of December 27, 2014.

On December 2, 2014, Perrigo Finance issued $500.0 million aggregate principal amount of 3.50% senior notes due 2021 (the "2021 Notes”), $700.0 million aggregate principal amount of 3.90% senior notes due 2024 (the “2024 Notes”) and $400.0 million aggregate principal amount of 4.90% senior notes due 2044 (the “2044 Notes” and, together with the 2021 Notes and the 2024 Notes, the “2014 Bonds”). Interest on the 2014 Bonds is payable semiannually in arrears in June and December of each year, beginning in June 2015. The 2014 Bonds are governed by a base indenture and a first supplemental indenture (collectively the "2014 Indenture"). The 2014 Bonds are fully and unconditionally guaranteed on a senior unsecured basis by the Company, and no other subsidiary of the Company guarantees the 2014 Bonds. There are no restrictions under the 2014 Bonds on the Company's ability to obtain funds from its subsidiaries. The Company received net proceeds of approximately $1.6 billion from issuance of the 2014 Bonds after fees and market discount. The 2014 Bonds are subject to a mandatory redemption if the Company does not consummate the Omega acquisition by, or if the Share Purchase Agreement is terminated at any time prior to, August 6, 2015. The Company may redeem the 2014 Bonds in whole or in part at any time for cash at the redemption prices described in the 2014 Indenture.

Debt extinguishment

On December 5, 2014, the Company repaid the remaining $895.0 million outstanding under its 2013 Term Loan, then terminated both the 2013 Term Loan and 2013 Revolver described below in "Elan financing". The Company recorded a $9.6 million loss on extinguishment of debt during the second quarter of fiscal 2015, which consisted largely of the interest on the Bridge Loan Facility.

Elan Financing

Bridge agreement

In connection with the Elan acquisition, on July 28, 2013, the Company entered into a $2.65 billion debt bridge credit agreement (the "Debt Bridge") and a $1.7 billion cash bridge credit agreement (the "Cash Bridge") (together, the "Bridge Credit Agreements"). The commitments under the Debt Bridge and the Cash Bridge agreements were terminated on November 8, 2013 and December 24, 2013, respectively. At no time did the Company draw under the Bridge Credit Agreements.

Debt issuance

On September 6, 2013, the Company entered into a $1.0 billion term loan agreement (the "2013 Term Loan") and a $600.0 million revolving credit agreement (the "2013 Revolver") (together, the "2013 Credit Agreements"). The 2013 Term Loan consisted of a $300.0 million tranche maturing December 18, 2015 and a $700.0 million tranche maturing December 18, 2018. Both tranches were drawn in full on December 18, 2013. Amounts outstanding under the 2013 Credit Agreements bore interest at the Company’s option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the 2013 Credit Agreements. Obligations of the Company under the 2013 Credit Agreements were guaranteed by Perrigo Company plc, certain U.S. subsidiaries of Perrigo Company plc, Elan, and certain Irish subsidiaries of Elan until November 21, 2014, at which time the terms of the 2013 Credit Agreements were amended to remove all guarantors.

On November 8, 2013, the Company issued $500.0 million aggregate principal amount of its 1.30% senior notes due 2016 (the "2016 Notes"), $600.0 million aggregate principal amount of its 2.30% senior notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.00% senior notes due 2023 (the "2023 Notes") and $400.0 million aggregate principal amount of its 5.30% senior notes due 2043 (the "2043 Notes" and, together with the 2016 Notes, the 2018 Notes and the 2023 Notes, the "2013 Bonds") in a private placement with registration rights. Interest on the 2013 Bonds is payable semiannually in arrears in May and November of each year, beginning in May 2014. The 2013 Bonds are governed by a base indenture and a first supplemental indenture (collectively the "2013 Indenture"). The 2013 Bonds are the Company’s unsecured and unsubordinated obligations, ranking equally in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness. The Company received net proceeds of $2.3 billion from issuance of the 2013 Bonds after fees and market discount. The 2013 Bonds are not entitled to mandatory redemption or sinking fund payments. The Company may redeem the 2013 Bonds in whole or in part at any time for cash at the redemption prices described in the 2013 Indenture. The 2013 Bonds were guaranteed on an unsubordinated, unsecured basis by the same entities that guaranteed the 2013 Credit Agreement until November 21, 2014, at which time the 2013 Indenture was amended to remove all guarantors.

On September 2, 2014, the Company offered to exchange its private placement senior notes with public bonds (the "Exchange Offer"). The Exchange Offer expired on October 1, 2014, at which time substantially all of the private placement notes had been exchanged for bonds registered with the Securities and Exchange Commission. As a result of the changes in the guarantor structure noted above, the Company is no longer required to present guarantor financial statements.

Debt extinguishment

On December 18, 2013, the Company repaid the remaining principal balance with accrued interest and fees of $360.0 million outstanding under its credit agreement dated as of October 26, 2011, then terminated the agreement in its entirety.

On November 20, 2013, the Company priced a tender offer and consent solicitation in regard to the 2.95% Notes which were issued pursuant to the indenture dated as of May 16, 2013. The total tender consideration was $578.3 million. On December 26, 2013 notice was given to holders that the remaining notes not duly tendered would be redeemed on December 27, 2013 at a redemption price of par plus accrued interest. On December 27, 2013, the redemption was completed for a total payment of $28.5 million. Upon completion of the redemption, the indenture was terminated.

On December 23, 2013, the Company completed the prepayment of all obligations under its private placement senior notes (the "Notes"). All of the Notes were outstanding under the master note purchase agreement dated May 29, 2008 with various institutional investors (the "Note Agreement"). The terms of the Note Agreement provided for prepayment at any time at the Company's option together with applicable make-whole premiums and accrued interest, which totaled $1.1 billion. Upon completion of the prepayment, the Note Agreement was terminated.

As a result of the debt retirements, the Company recorded a loss of $165.8 million during the second quarter of fiscal 2014 as follows (in millions):

Make-whole payments	$133.5
Write-off of financing fees on Bridge Credit Agreements	19.0
Write-off of deferred financing fees	10.5
Write-off of unamortized discount	2.8
Total loss on extinguishment of debt	$165.8

Accounts Receivable Securitization

The Company has a $200.0 million accounts receivable securitization program, which expires in June 2015. Under the terms of the securitization program, subsidiaries can sell certain eligible trade accounts receivables to a wholly owned bankruptcy-remote special purpose entity, Perrigo Receivables, LLC. There were no borrowings outstanding under the securitization program at December 27, 2014 or June 28, 2014.

NOTE 9 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Numerator:
Net income (loss)	$70.2	$(86.0)	$166.5	$25.3

Denominator:
Weighted average shares outstanding for basic EPS	136.3	98.7	135.1	96.4
Dilutive effect of share-based awards	0.5	—	0.5	0.5
Weighted average shares outstanding for diluted EPS	136.8	98.7	135.6	96.9

Anti-dilutive share-based awards excluded from computation of diluted EPS	0.2	0.2	0.1	0.1

Shareholders' Equity

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) was incorporated under the laws of Ireland on June 28, 2013 and became the successor registrant to Perrigo Company on December 18, 2013 in connection with the consummation of the Elan acquisition. Perrigo Company shares were canceled and exchanged for Perrigo Company plc shares on a one-for-one basis (together with the payment of $0.01 in cash per Perrigo Company share). All the remaining unsold shares of Perrigo Company were deregistered. Perrigo Company plc began trading on the New York Stock Exchange on December 19, 2013 and the Tel Aviv Stock Exchange on December 22, 2013 under the same symbol used by Perrigo Company ("PRGO") prior to December 18, 2013.

The Company issued 40 thousand and 70 thousand shares related to the exercise and vesting of share-based compensation during the three months ended December 27, 2014 and December 28, 2013, respectively. The Company issued 226 thousand and 334 thousand shares related to the exercise and vesting of share-based compensation during six months ended December 27, 2014 and December 28, 2013, respectively.

In addition, to partially finance the pending Omega acquisition, the Company issued 6,809,210 ordinary shares at $152.00 per share in a public offering that closed on November 26, 2014. The offering raised approximately $1.0 billion, offset by $35.7 million of issuance costs.

The Company does not currently have an ordinary share repurchase program.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in the Company's AOCI balances, net of tax, for the six months ended December 27, 2014 were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post- retirement and pension liability adjustments, net of tax	Total AOCI
Balance at June 28, 2014	$164.4	$(16.1)	$2.4	$(11.1)	$139.6
OCI before reclassifications	(124.2)	(7.3)	(0.5)	(1.7)	(133.7)
Amounts reclassified from AOCI	—	1.5	—	—	1.5
Other comprehensive income	(124.2)	(5.8)	(0.5)	(1.7)	(132.2)
Balance at December 27, 2014	$40.2	$(21.9)	$1.9	$(12.8)	$7.4

NOTE 11 – INCOME TAXES

The effective tax rate for the three months ended December 27, 2014 was 17.1% on income compared to a benefit of 23.9% on a net loss for the three months ended December 28, 2013. The effective tax rates on income for the six months ended December 27, 2014 and December 28, 2013 were 13.9% and 42.7%, respectively. The effective tax rates for the three and six months ended December 27, 2014 were impacted by changes to the estimated jurisdictional mix of income. Additionally, the effective tax rate for the six months ended December 28, 2013 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below.

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

The total liability for uncertain tax positions was $301.6 million and $205.4 million as of December 27, 2014 and June 28, 2014, respectively, before considering the federal tax benefit of certain state and local items. This increase is due primarily to the adoption of ASU 2013-11 concerning the offset of applicable deferred tax assets for net operating loss, tax credit or other similar carryforwards. See Note 1 for additional information regarding the adoption.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $44.8 million and $45.3 million as of December 27, 2014 and June 28, 2014, respectively.

The Company’s primary income tax jurisdictions are Ireland, the U.S. and Israel. Because the Company files income tax returns in Ireland, the U.S. (including various state and local jurisdictions), Israel and numerous other jurisdictions, it is subject to audits by tax authorities from several jurisdictions.

Although the Company believes that its tax estimates are reasonable and that the Company's tax filings are prepared in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from the Company's estimates or from the Company's historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

The Company is currently under audit by the Israel Tax Authority for fiscal 2011 and 2012. In December 2014, the IRS notified the Company that it will conduct an audit of fiscal 2011 and 2012. The IRS audit of fiscal 2009 and 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While the Company had previously agreed on certain adjustments and made associated payments of $8.0 million inclusive of interest in November 2014 the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same fiscal 2009 and 2010 audit. The statutory notice asserted an incremental tax obligation of approximately $69.2 million, inclusive of interest and penalties. The Company disagrees with the IRS’s positions asserted in the notice of deficiency and plans to contest them in U.S. Federal court. In January 2015, the Company paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court. The payment was recorded in the third fiscal quarter as a deferred charge on the balance sheet given the Company’s anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on the Company's consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, the Company cannot predict the outcome of any audit or related litigation.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In addition to the discussions below, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 27, 2014, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development. Other than the items disclosed below, the Company considers the remainder of litigation matters to be immaterial individually and in the aggregate.

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

NOTE 13 – RESTRUCTURING CHARGES

The Company periodically takes actions to reduce redundant expenses and improve operating efficiencies, typically in connection with its business acquisitions. The following summarizes the Company's restructuring activity for the three and six months ended December 27, 2014 and December 28, 2013 (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Beginning balance	$3.9	$3.6	$16.4	$2.9
Additional charges	2.4	14.9	4.2	17.0
Payments	(2.5)	(4.2)	(16.0)	(5.6)
Non-cash adjustments	(0.6)	—	(1.4)	—
Ending balance	$3.2	$14.3	$3.2	$14.3

Restructuring activity includes severance, lease exit costs, and asset impairments. Charges are reported in Restructuring expense. The charges during the three and six months ended December 28, 2013 were due primarily to Elan. Substantially all of the liability remaining at December 27, 2014 is expected to be paid within the fiscal year.

NOTE 14 – SEGMENT INFORMATION

The Company has five reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals, API, and Specialty Sciences, along with an Other category. In conjunction with the Elan acquisition on December 18, 2013, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused on the treatment of Multiple Sclerosis (Tysabri®). The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

	Three Months Ended			Balance at December 27, 2014
	December 27, 2014
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
Consumer Healthcare	$529.6	$74.9	$8.7	$6,310.9
Nutritionals	130.6	7.2	7.2	1,057.2
Rx Pharmaceuticals	276.6	109.7	18.0	2,612.9
API	30.0	7.4	0.5	255.2
Specialty Sciences	86.6	9.5	72.8	6,135.6
Other	18.3	1.1	0.4	88.9
Unallocated expenses	—	(25.4)	—	—
Total	$1,071.7	$184.4	$107.6	$16,460.7

	Three Months Ended			Balance at December 28, 2013
	December 28, 2013
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
Consumer Healthcare	$536.3	$89.5	$5.3	$2,345.5
Nutritionals	139.7	13.3	7.4	1,014.0
Rx Pharmaceuticals	246.6	100.4	21.5	1,940.1
API	30.0	8.2	0.5	284.7
Specialty Sciences	7.4	(19.0)	8.7	8,023.8
Other	19.0	0.6	0.4	104.7
Unallocated expenses	—	(106.4)	—	—
Total	$979.0	$86.6	$43.8	$13,712.8

	Six Months Ended
	December 27, 2014
	Net Sales	Operating Income (Loss)	Amortization of Intangibles
Consumer Healthcare	$1,022.9	$140.2	$17.4
Nutritionals	255.8	15.7	14.4
Rx Pharmaceuticals	471.2	174.4	35.0
API	54.8	14.4	1.0
Specialty Sciences	178.4	24.4	145.6
Other	40.0	2.0	0.8
Unallocated expenses	—	(49.6)	—
Total	$2,023.1	$321.5	$214.2

	Six Months Ended
	December 28, 2013
	Net Sales	Operating Income (Loss)	Amortization of Intangibles
Consumer Healthcare	$1,074.8	$179.5	$10.6
Nutritionals	268.7	21.0	14.7
Rx Pharmaceuticals	450.2	183.5	37.7
API	73.2	30.6	1.0
Specialty Sciences	7.4	(19.0)	8.7
Other	38.1	1.8	0.9
Unallocated expenses	—	(131.2)	—
Total	$1,912.4	$266.2	$73.6

NOTE 15 – COLLABORATIVE ARRANGEMENTS

In December 2014, the Company entered into a collaboration agreement with a clinical stage biotechnology company, pursuant to which the parties will collaborate in the ongoing development of a topical OTC drug product. The Company will provide assistance including non-clinical, clinical, and manufacturing activities in support of an NDA submission to the FDA. As part of the agreement, the Company paid $10.0 million for an exclusive option to purchase and license certain assets as specified in separate asset purchase and license agreements. The $10.0 million fee is reported in Research and development expense. If the product is successful in Phase 3 clinical trials, the Company is required to make an additional option payment of $5.0 million. If the Company exercises its purchase option, it will be required to pay a purchase price of $10.0 million as well as certain contingent milestone payments, which could total $50.0 million in aggregate.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER AND YEAR-TO-DATE FOR FISCAL YEARS 2015 AND 2014

EXECUTIVE OVERVIEW

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2 to the Condensed Consolidated Statements. From its beginnings in 1887 as a small local proprietor selling medicinals to regional grocers, Perrigo has evolved into a leading global pharmaceutical company that manufactures and distributes more than 47 billion oral solid doses and more than 2 billion liquid doses, as well as dozens of other product dosage forms, each year. The Company’s mission is to offer “Quality Affordable Healthcare Products®”, and it does so across a wide variety of product categories primarily in the United States, United Kingdom, Mexico, Israel, and Australia, as well as many other key markets worldwide, including Canada, China, and Latin America.

Segments

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

•
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, and vitamin, mineral and dietary supplement ("VMS") products to retailers, distributors and consumers primarily in the U.S., Canada, Mexico, and China. Similar to the Consumer Healthcare segment, this business markets store brand products that are comparable in quality and formulation to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended. Store brands, which offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration ("FDA") requirements as the national brands. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.

•
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of prescription ("Rx") drugs primarily for the U.S. market. The Company defines this portfolio as predominantly “extended topical” and "specialty" as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones, oral solid dosage forms and oral liquid formulations. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult and costly to develop and launch (e.g., extended topicals, specialty solutions or products containing controlled substances). In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 100 ORx® products that are reimbursable through many health plans and Medicaid and Medicare programs.

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

In addition to general management and strategic leadership, each business segment has its own sales and marketing teams focused on servicing the specific requirements of its customer base. Each of these business segments share Research & Development, Supply Chain, Information Technology, Finance, Human Resources, Legal, and Quality services.

Seasonality

The Company historically has been impacted by seasonal demand and consumer dynamics in the retail environment in which our customers operate. Accordingly, operating results for the three and six months ended December 27, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year.  The Company’s sales of OTC pharmaceutical products typically are subject to seasonal demands for cough/cold/flu products in its second and third fiscal quarters and allergy products in its first and fourth fiscal quarters. In addition, the Company's animal health products are subject to seasonal demand for flea and tick products, which typically peaks during the warmer weather months.

For fiscal 2015, the Company’s Consumer Healthcare segment has been unfavorably impacted in the first half of the fiscal year as a result of category decreases, driven primarily by timing differences related to seasonal promotions and lower contract sales. In addition, the Company’s Nutritionals segment has been impacted by competitive market dynamics in the VMS and infant foods categories. These factors have resulted in lower sales in these segments for the first half of fiscal 2015 as compared to fiscal 2014. Other than the market dynamics in the VMS and infant foods categories, the Company does not expect these trends to continue. The Company anticipates that the absence of these trends, combined with expected higher new product sales in the second half of fiscal 2015, will result in atypically stronger second half results compared to historical fiscal year comparisons.

Consolidated Results

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$1,071.7	$979.0	$92.7	9%
Gross profit	$383.8	$360.7	$23.1	6%
Gross profit %	35.8%	36.8%
Operating expenses	$199.4	$274.1	$(74.7)	(27)%
Operating expenses %	18.6%	28.0%
Operating income	$184.4	$86.6	$97.8	113%
Operating income %	17.2%	8.8%
Interest and other, net	$99.7	$199.6	$(99.9)	(50)%
Income tax expense (benefit)	$14.5	$(27.0)	$41.5	154%
Net income (loss)	$70.2	$(86.0)	$156.2	182%

The increase in net sales of $92.7 million for the second quarter of fiscal 2015 was driven primarily by $79.2 million of incremental net sales attributable to the Elan acquisition and by new product sales of $53.9 million. This increase was offset partially by lower sales volumes on certain products in the CHC and Nutritional segments, as well as $6.7 million of unfavorable changes in foreign currency exchange rates. Second quarter fiscal 2015 gross profit increased due mainly to increased sales in the Rx segment. The gross profit percentage decreased due primarily to increased intangible asset amortization and changes in product mix. Operating expenses decreased due largely to the absence of acquisition costs related to Elan. The decrease in Interest and other, net, was due primarily to the decreased loss on extinguishment of debt, offset partially by losses the Company incurred in the current year related to the Company's derivative activities in connection with the pending Omega acquisition.

Year-to-date

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$2,023.1	$1,912.4	$110.7	6%
Gross profit	$705.5	$717.0	$(11.5)	(2)%
Gross profit %	34.9%	37.5%
Operating expenses	$384.0	$450.8	$(66.8)	(15)%
Operating expenses %	19.0%	23.6%
Operating income	$321.5	$266.2	$55.3	21%
Operating income %	15.9%	13.9%
Interest and other, net	$128.2	$222.0	$(93.8)	(42)%
Income tax expense (benefit)	$26.8	$18.9	$7.9	42%
Net income (loss)	$166.5	$25.3	$141.2	558%

The year-to-date increase in net sales of $110.7 million was driven primarily by $171.0 million of incremental net sales attributable to the Elan acquisition and by new product sales of $77.4 million. This increase was offset partially by lower sales volumes on certain products in the CHC and Nutritional segments, as well as lower U.S. sales of temozolomide due to the expiration of a 180-day exclusivity period that was in effect during the first half of fiscal 2014, and $3.2 million of unfavorable changes in foreign currency exchange rates. Gross profit for fiscal 2015 decreased due primarily to lower sales in the CHC segment, as well as the loss of the exclusivity rights on the product mentioned above, offset partially by the incremental net sales attributable to the Elan acquisition. The gross profit percentage decreased due primarily to increased intangible asset amortization and changes in product mix. Operating expenses decreased due largely to the absence of acquisition costs related to Elan. The decrease in Interest and other, net, was due primarily to the decreased loss on extinguishment of debt, offset partially by losses the Company incurred in the current year related to the Company's derivative activities in connection with the pending Omega acquisition.

Further details related to current year results, including results by segment, are included below under "Results of Operations".

Events Impacting Future Results

Pending Omega acquisition

On November 6, 2014, the Company entered into a Share Purchase Agreement, pursuant to which the Company will purchase 685,348,257 shares of Omega, representing 95.77% of the issued and outstanding share capital of Omega. The remaining 30,243,983 shares of Omega will be held by Omega as treasury shares.

The Company agreed to acquire Omega for a total value of €3.6 billion in equity and cash, which includes the assumption of €1.1 billion in debt. The consideration will consist of cash of €1.8 billion and 5,397,711 shares of the Company issued to Alychlo. The Acquisition Consideration will be increased by interest from September 30, 2014 until the completion date on an amount of €2.48 billion, starting at a rate of 5%, subject to monthly increases as set forth in the Share Purchase Agreement.

The completion of the Acquisition is conditioned upon customary closing conditions, including antitrust approval, accuracy of representations and warranties, compliance with covenants, and no material adverse effect. For additional details on the Share Purchase Agreement, the acquisition, and related financing, see Notes 2, 7, 8 and 9 to the Condensed Consolidated Financial Statements.

The Acquisition is expected to provide the Company with a larger product portfolio, broader global reach, and enhanced scale. The Acquisition is expected to be completed during the second half of fiscal 2015. In connection with the Acquisition, the Company plans to reevaluate its reporting segments so that they align with the combined Company's operations.

Competitors

Beginning in the third quarter of fiscal 2010, a branded competitor in the OTC market began to experience periodic interruptions of distribution of certain of its products in the adult and pediatric analgesic categories. These interruptions have included periods of time where supply of certain products has been suspended altogether. Due to this situation, which continued through fiscal 2013, the Company experienced an increase in demand for certain adult and pediatric analgesic products. This increased demand generally had a positive impact on the Consumer Healthcare segment’s net sales over that period of time. The branded competitor re-entered the market in fiscal 2014 and continues to gain market position. The Company believes that this re-entry is largely complete at this point. The Company cannot predict the extent of consumers' re-acceptance of the branded products, the extent of the branded competitor's marketing activities, or the ultimate market share this competitor can be expected to achieve.

The Company has filed breach of contract litigation against a third party as it believes the third party has wrongfully enabled a competitor against the Company on a new product line in the animal health category. The Company has an intangible asset with a net book value of $110.1 million as of December 27, 2014 related to the market exclusivity of the new product line recorded in Intangibles, net. The Company also had a supply agreement with this third party that expired at the end of calendar year 2014 and has not been renewed.

RESULTS OF OPERATIONS

Consumer Healthcare

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$529.6	$536.3	$(6.7)	(1)%
Gross profit	$168.8	$171.7	$(2.9)	(2)%
Gross profit %	31.9%	32.0%
Operating expenses	$93.9	$82.2	$11.7	14%
Operating expenses %	17.7%	15.3%
Operating income	$74.9	$89.5	$(14.6)	(16)%
Operating income %	14.1%	16.7%

Second quarter fiscal 2015 net sales decreased $6.7 million compared to the prior year. An increase of $13.2 million in the smoking cessation category due, in part, to certain national brand products not being available to consumers due to manufacturing and supply issues, as well as a $13.4 million increase in new product sales and sales attributed to the Aspen acquisition, was offset by a $29.8 million decrease primarily in the contract manufacturing, analgesics, and animal health categories, and $3.0 million in discontinued products. The contract manufacturing and analgesics categories decreased due to a branded customer's return to the market. The animal health category decreased due primarily to the failure to renew a supply agreement with a third party as previously mentioned. Second quarter fiscal 2015 gross profit decreased in line with the decrease in sales. Second quarter fiscal 2015 operating expenses increased $11.7 million compared to the prior year due primarily to a $10.0 million option payment related to a collaboration agreement (refer to Note 15 to the Condensed Consolidated Financial Statements for additional information).

Year-to-date

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$1,022.9	$1,074.8	$(51.9)	(5)%
Gross profit	$321.6	$348.7	$(27.1)	(8)%
Gross profit %	31.4%	32.4%
Operating expenses	$181.4	$169.2	$12.2	7%
Operating expenses %	17.7%	15.7%
Operating income	$140.2	$179.5	$(39.3)	(22)%
Operating income %	13.7%	16.7%

Year-to-date fiscal 2015 net sales decreased $51.9 million compared to the prior year. An increase of $32.6 million in the smoking cessation category due, in part, to certain national brand products not being available to consumers due to manufacturing and supply issues, as well as a $26.9 million increase from new product sales and sales attributable to the Aspen acquisition, was offset by a $106.2 million decrease primarily in the contract manufacturing, cough/cold, analgesics, gastrointestinal, and animal health categories, and $5.4 million in discontinued products. The contract manufacturing and analgesics categories decreased due to a branded customer's return to the market. The year-to-date fiscal 2015 gross profit decrease was due primarily to lower sales and incremental amortization expense attributable to the Aspen acquisition, which also impacted the gross profit percentage compared to the prior year. Year-to-date fiscal 2015 operating expenses increased $12.2 million compared to the prior year due primarily to a $10.0 million option payment related to a collaboration agreement made in fiscal 2015 (refer to Note 15 to the Condensed Consolidated Financial Statements for additional information).

Nutritionals

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$130.6	$139.7	$(9.1)	(7)%
Gross profit	$31.8	$38.7	$(6.9)	(18)%
Gross profit %	24.4%	27.7%
Operating expenses	$24.7	$25.4	$(0.7)	(3)%
Operating expenses %	18.9%	18.2%
Operating income	$7.2	$13.3	$(6.1)	(46)%
Operating income %	5.5%	9.6%

Second quarter fiscal 2015 net sales decreased $9.1 million compared to the prior year. An increase of $11.7 million in new product sales was offset primarily by $8.2 million in discontinued products and by a $12.0 million decrease in the infant food and VMS categories. The decrease in the VMS category was due primarily to increased competition in the marketplace and pricing pressures. Infant food category sales were lower due primarily to decreased customer promotional activity. Second quarter fiscal 2015 gross profit and gross profit percentage decreased compared to prior year due primarily to pricing pressure in the VMS category as well as a $2.5 million charge related to a specific, isolated inventory loss, which the Company expects to recover in the future through an insurance claim. Second quarter fiscal 2015 operating expenses were in line with second quarter fiscal 2014.

Year-to-date

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$255.8	$268.7	$(12.9)	(5)%
Gross profit	$65.3	$69.6	$(4.3)	(6)%
Gross profit %	25.5%	25.9%
Operating expenses	$49.6	$48.5	$1.1	2%
Operating expenses %	19.4%	18.1%
Operating income	$15.7	$21.0	$(5.3)	(25)%
Operating income %	6.1%	7.8%

Year-to-date fiscal 2015 net sales decreased $12.9 million compared to the prior year. An increase of $19.1 million in new product sales was offset primarily by $12.8 million in discontinued products and by a $19.6 million decrease in the infant food and VMS categories. The decrease in the VMS category was due primarily to increased competition in the marketplace and pricing pressures. Infant food category sales were lower due primarily to decreased customer promotional activity. Year-to-date fiscal 2015 gross profit and gross profit percentage decreased compared to prior year due to a $2.5 million charge related to a specific, isolated inventory loss, which the Company expects to recover in the future through an insurance claim. Year-to-date fiscal 2015 operating expenses were comparable to year-to-date fiscal 2014.

Rx Pharmaceuticals

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$276.6	$246.6	$30.0	12%
Gross profit	$149.5	$128.8	$20.7	16%
Gross profit %	54.0%	52.2%
Operating expenses	$39.8	$28.4	$11.4	40%
Operating expenses %	14.4%	11.5%
Operating income	$109.7	$100.4	$9.3	9%
Operating income %	39.6%	40.7%

Second quarter fiscal 2015 net sales increased by $30.0 million compared to prior year. Increased volumes and an increase of $33.0 million in new product launches were offset partially by discontinued products of $14.2 million. Second quarter fiscal 2015 gross profit increased due to the higher sales in the quarter while the gross profit percentage increased due primarily to lower amortization expense compared to the prior year. Second quarter fiscal 2015 operating expenses increased due to higher research and development expenses resulting from planned higher spending on new product development and increased selling and administration expense related to the specialty pharmaceuticals sales force.

Year-to-date

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$471.2	$450.2	$21.0	5%
Gross profit	$245.9	$241.3	$4.6	2%
Gross profit %	52.2%	53.6%
Operating expenses	$71.5	$57.8	$13.7	24%
Operating expenses %	15.2%	12.8%
Operating income	$174.4	$183.5	$(9.1)	(5)%
Operating income %	37.0%	40.8%

Year-to-date fiscal 2015 net sales increased by $21.0 million compared to prior year. Increased volumes and $41.0 million of new product launches were offset partially by discontinued products of $25.2 million and planned contractual wholesaler chargebacks and stock adjustments associated with pricing programs implemented in the first quarter of 2015. These pricing programs began producing benefits in the second quarter of fiscal 2015. Year-to-date fiscal 2015 gross profit increased due to increased sales, while the gross profit percentage decreased due to the planned contractual adjustments made during the first quarter of fiscal 2015, offset partially by lower amortization expense compared to the prior year. Year-to-date fiscal 2015 operating expenses increased due primarily to higher research and development expenses resulting from planned higher spending on new product development and increased selling and administration expense related to the specialty pharmaceuticals sales force.

API

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$30.0	$30.0	$—	—%
Gross profit	$13.2	$16.5	$(3.3)	(20)%
Gross profit %	43.9%	55.2%
Operating expenses	$5.8	$8.3	$(2.5)	(31)%
Operating expenses %	19.2%	27.8%
Operating income	$7.4	$8.2	$(0.8)	(10)%
Operating income %	24.7%	27.4%

Second quarter fiscal 2015 net sales were flat with the second quarter of fiscal 2014 due to a slight increase in sales of existing products offset by unfavorable changes in foreign currency exchange rates. The U.S. sales of temozolomide had a 180-day exclusivity period that was in effect during the first half of fiscal 2014. Sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers. Second quarter fiscal 2015 gross profit and gross profit percentage decreased due to the loss of exclusivity rights on the product mentioned above. Second quarter fiscal 2015 operating expenses decreased as a result of headcount reduction.

Year-to-date

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$54.8	$73.2	$(18.4)	(25)%
Gross profit	$26.2	$46.4	$(20.2)	(44)%
Gross profit %	47.7%	63.4%
Operating expenses	$11.8	$15.7	$(3.9)	(26)%
Operating expenses %	21.3%	21.5%
Operating income	$14.4	$30.6	$(16.2)	(53)%
Operating income %	26.4%	41.9%

Year-to-date fiscal 2015 net sales decreased $18.4 million compared to the prior year due primarily to a decrease in the U.S. sales of temozolomide due to the expiration of the 180-day exclusivity period that was in effect during the first half of fiscal 2014, as well as competition on certain products. Sales of API are highly dependent on the level of competition in the marketplace for a specific material and the ordering patterns of customers. Year-to-date fiscal 2015 gross profit and gross profit percentage decreased due to the loss of exclusivity rights on the product mentioned above. Year-to-date fiscal 2015 operating expenses decreased as a result of headcount reduction.

Specialty Sciences

The Specialty Sciences segment was created during the second quarter of fiscal 2014 as a result of the Elan acquisition.

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013 (1)
Net sales	$86.6	$7.4	$79.2	1,070%
Gross profit (loss)	$14.1	$(1.3)	$15.4	1,213%
Gross profit (loss) %	16.3%	(17.1)%
Operating expenses	$4.6	$17.7	$(13.1)	(74)%
Operating expenses %	5.3%	239.1%
Operating income (loss)	$9.5	$(19.0)	$28.5	150%
Operating income (loss) %	11.0%	(256.2)%
(1) Includes activity from December 18, 2013, the date the Company acquired Elan, through December 28, 2013.

Second quarter fiscal 2015 net sales resulted from royalties received from global sales of the Multiple Sclerosis drug Tysabri®, which is manufactured, marketed, and distributed by Biogen. Second quarter fiscal 2015 gross profit consisted primarily of net sales less intangible asset amortization of $72.5 million. The decrease in operating expenses was due primarily to the absence of $14.6 million of restructuring expense recorded in the second quarter fiscal 2014.

Year-to-date

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013 (1)
Net sales	$178.4	$7.4	$171.0	2,311%
Gross profit (loss)	$33.4	$(1.3)	$34.7	2,740%
Gross profit (loss) %	18.7%	(17.1)%
Operating expenses	$9.0	$17.7	$(8.7)	(49)%
Operating expenses %	5.1%	239.1%
Operating income (loss)	$24.4	$(19.0)	$43.4	229%
Operating income (loss) %	13.7%	(256.2)%
(1) Includes activity from December 18, 2013, the date the Company acquired Elan, through December 28, 2013.

Year-to-date fiscal 2015 net sales resulted from royalties received from global sales of Tysabri®. Year-to-date fiscal 2015 gross profit consisted primarily of net sales less intangible asset amortization of $145.0 million. The decrease in operating expenses was due primarily to the absence of $14.6 million of restructuring expense recorded in fiscal 2014.

Other

The Other category consists of the Company’s Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a reportable segment.

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$18.3	$19.0	$(0.7)	(3)%
Gross profit	$6.4	$6.1	$0.3	5%
Gross profit %	35.1%	32.3%
Operating expenses	$5.3	$5.5	$(0.2)	(5)%
Operating expenses %	28.7%	29.1%
Operating income	$1.1	$0.6	$0.5	91%
Operating income %	6.4%	3.2%

Second quarter fiscal 2015 net sales decreased $0.7 million compared to prior year due primarily to unfavorable changes in foreign currency exchange rates. Gross profit and gross profit percentage increased due to higher sales volume in the OTC and Diagnostics product categories, which yield a higher profit margin. Operating expenses decreased due to unfavorable changes in foreign currency exchange rates.

Year-to-date

	Six Months Ended		Increase/(Decrease)	% Change
($ in millions)	December 27, 2014	December 28, 2013
Net sales	$40.0	$38.1	$1.9	5%
Gross profit	$13.1	$12.3	$0.8	7%
Gross profit %	32.8%	32.3%
Operating expenses	$11.1	$10.5	$0.6	5%
Operating expenses %	27.7%	27.6%
Operating income	$2.0	$1.8	$0.2	14%
Operating income %	5.1%	4.7%

Year-to-date fiscal 2015 net sales increased $1.9 million compared fiscal 2014. An increase in sales of $3.0 million was offset by unfavorable changes in foreign currency exchange rates. Gross profit and gross profit percentage increased due to higher sales volume in the OTC and Diagnostics product categories, which yield a higher profit margin. Operating expenses increased due to higher administrative costs offset partially by unfavorable changes in foreign currency exchange rates.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services that are not allocated to the segments and are recorded above Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses decreased to $25.3 million during the second quarter of fiscal 2015 from $106.4 million in the comparable prior year period. This decrease was due to a reduction in acquisition-related costs such as legal, banking and other professional fees. During the second quarter of fiscal 2015 these amounts totaled $11.6 million and related to the pending Omega acquisition. During the second quarter of fiscal 2014 these amounts totaled $93.7 million and related to the Elan acquisition. Year-to-date unallocated expenses decreased to $49.6 million during fiscal 2015 from $131.2 million in the prior year, also due to the reduction in acquisition-related costs. These costs totaled $11.6 million for year-to-date fiscal 2015 and related to the pending Omega acquisition, and $105.7 million for year-to-date fiscal 2014 and related to the Elan acquisition.

Interest and Other (Consolidated)

Interest expense for the second quarter was $31.1 million for fiscal 2015 and $30.3 million for fiscal 2014. Year-to-date interest expense was $57.1 million for fiscal 2015 and $52.4 million for fiscal 2014. Interest income for the second quarter was $0.3 million for fiscal 2015 and $0.6 million for fiscal 2014. Year-to-date interest income was $0.4 million for fiscal 2015 and $1.3 million for fiscal 2014.

Other expense, net, increased $55.2 million during the second quarter of fiscal 2015 and $56.8 million during year-to-date fiscal 2015 from the comparable prior year periods. These increases were due primarily to the Company's derivative activity to economically hedge fluctuations in the euro-denominated purchase price of the pending Omega acquisition, which resulted in a loss of $64.7 million during the second quarter of fiscal 2015. Gains or losses on the derivatives due to changes in the EUR/USD exchange rate prior to the close of the acquisition will be economically offset at closing in the final settlement of the euro-denominated Omega purchase price. For further details on the derivative activities, refer to Note 7 to the Condensed Consolidated Financial Statements. The loss from derivative activity was offset partially by a gain of $12.5 million from the transfer of a rights agreement during the second quarter of fiscal 2015.

As a result of the debt retirements and modifications further described in Note 8 to the Condensed Consolidated Financial Statements, the Company recorded a loss on extinguishment of debt of $9.6 million during the second quarter of fiscal 2015 and $165.8 million during the second quarter of fiscal 2014.

Income Taxes (Consolidated)

The effective tax rate for the three months ended December 27, 2014 was 17.1% on income compared to a benefit of 23.9% on a net loss for the three months ended December 28, 2013. The effective tax rates on income for the six months ended December 27, 2014 and December 28, 2013 were 13.9% and 42.7%, respectively. The effective tax rates for the three and six months ended December 27, 2014 were impacted by changes to the estimated jurisdictional mix of income. Additionally, the effective tax rate for the six months ended December 28, 2013 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below.
Although the Company believes that its tax estimates are reasonable and that the Company's tax filings are prepared in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from the Company's estimates or from the Company's historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

The Company is currently under audit by the Israel Tax Authority for fiscal 2011 and 2012. In December 2014, the IRS notified the Company that it will conduct an audit of fiscal 2011 and 2012. The IRS audit of fiscal 2009 and 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While the Company had previously agreed on certain adjustments and made associated payments of $8.0 million inclusive of interest in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same fiscal 2009 and 2010 audit. The statutory notice asserted an incremental tax obligation of approximately $69.2 million, inclusive of interest and penalties. The Company disagrees with the IRS’s positions asserted in the notice of deficiency and plans to contest them in U.S. Federal court. In January 2015, the Company paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court. The payment was recorded in the third fiscal quarter as a deferred charge on the balance sheet given the Company’s anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on the Company's consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, the Company cannot predict the outcome of any audit or related litigation.

Financial Condition, Liquidity and Capital Resources

The Company finances its operations with internally-generated funds, supplemented by credit arrangements with third parties and capital market financing. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit facilities and securities offerings. Based on the Company’s current financial condition and credit relationships, management believes that the Company’s operations and borrowing resources are sufficient to provide for the Company’s current and foreseeable capital requirements. However, the Company continues to evaluate the impact of commercial and capital market conditions on liquidity and may determine that modifications to the Company’s capital structure are appropriate if market conditions deteriorate or if favorable capital market opportunities become available.

Cash

At December 27, 2014, the Company had cash and cash equivalents of $3.6 billion, an increase of $2.8 billion from June 28, 2014, and working capital, including cash, of $4.0 billion, an increase of $2.6 billion from June 28, 2014. A significant portion of this increase was due to financing activities the Company undertook related to the pending Omega acquisition, as further described below under "Financing activities". The cash will be used both to fund the cash consideration of the purchase price of Omega and to repay a significant portion of Omega's outstanding debt, which the Company will assume upon completion of the acquisition.

Cash, cash equivalents, cash flows from operations, and borrowings available under the Company’s credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, and acquisitions. Although the Company’s lenders have made commitments to make funds available to it in a timely fashion, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to the Company’s existing credit facilities.

	Six Months Ended
(in millions)	December 27, 2014	December 28, 2013
Net cash from (for) operating activities	$467.7	$220.3

Net cash from (for) investing activities	$(156.6)	$(1,599.5)

Net cash from (for) financing activities	$2,509.0	$1,122.4

Operating activities

The Company generated $467.7 million from operating activities during the first six months of fiscal 2015, a $247.4 million increase over the comparable period in fiscal 2014. A significant portion of the increase in cash from operating activities was due to changes in working capital. Cash received from payments on accounts receivable increased $60.6 million due to higher sales in fiscal 2015 compared to fiscal 2014. Cash also increased $95.8 million due to an increase in liabilities due to the timing of payments, as well as inclusion of a $38.3 million derivative liability related to the non-designated foreign currency forward contracts used to economically hedge the euro-denominated purchase price of Omega that will settle in the third quarter. These increases were offset partially by a $28.2 million decrease due to increased inventory levels. The remaining increase in operating cash flow was due to increased net earnings after adjusting for non-cash items such as depreciation and amortization, which resulted in an increase of $119.8 million during the first six months of fiscal 2015 as compared to the first six months of fiscal 2014.

Investing activities

Cash used for investing activities totaled $156.6 million for the first six months of fiscal 2015, a decrease of $1.4 billion over the comparable period in fiscal 2014. The decrease was due mainly to decreased acquisition activity year-over-year. During fiscal 2015, the Company acquired Lumara for $83.0 million, while in fiscal 2014, the Company acquired Elan for $1.5 billion net of cash received. Fiscal 2015 investing activities also included a $26.4 million cash settlement of non-designated foreign currency option contracts related to the pending Omega acquistion. A decrease in capital expenditures from $77.8 million during the first six months of fiscal 2014 to $48.0 million during the first six months of fiscal 2015 accounted for substantially all of the remaining decrease.

Capital expenditures for fiscal 2015 are anticipated to be between $140 million and $170 million, related primarily to manufacturing productivity and capacity projects and investments at newly acquired entities. The Company expects to fund these estimated capital expenditures with funds from operational cash flows or revolving credit facilities.

Financing activities

Cash generated from financing activities totaled $2.5 billion for the first six months of fiscal 2015, an increase of $1.4 billion over the comparable period in fiscal 2014. The increase was due primarily to the Company's financing activities to fund the pending Omega acquisition, which raised $1.4 billion more than the Company's financing activities in connection with the Elan acquisition in fiscal 2014. Financing for the pending Omega acquisition during fiscal 2015 included a public bond offering and refinancing of the Company's term loans, which together raised $2.5 billion net of discounts and fees, and a public equity offering, which raised $999.3 million net of issuance costs. The Company then used $895.0 million of the proceeds to repay its previous term loans. For more information on these transactions, see Notes 8 and 9 to the Condensed Consolidated Financial Statements.

Cash dividends used for financing activities increased $11.0 million versus the prior year. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the earnings, financial condition, availability of distributable reserves and capital and surplus requirements of the Company and other factors the Board of Directors may consider relevant.

Debt and other borrowings

The Company had $3.9 billion of senior notes and $908.9 million of term loans outstanding at December 27, 2014. Other sources of liquidity include a $600.0 million revolving credit agreement and a $200.0 million accounts receivable securitization program. There were no borrowings outstanding under the revolving credit agreement or securitization program as of December 27, 2014.

Credit ratings

The Company's credit ratings on December 27, 2014 were Baa3 (stable) and BBB (negative) by Moody's Investors Service and Standard and Poor's Rating Services, respectively. These ratings include the impact of the Company's Omega financing activities described above.

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

Contractual obligations

Other than the changes to the Company's debt structure in relation to the pending Omega transaction as discussed in Note 8 to the Condensed Consolidated Financial Statements, there were no material changes in contractual obligations during the second quarter of fiscal 2015 from those provided in the Company's Annual Report on Form 10-K for the year ended June 28, 2014. See below for a revised schedule of the Company's enforceable and legally binding obligations as of December 27, 2014 related to its short and long-term debt arrangements.

	Payment Due by Period (in millions)
	2015(1)	2016 - 2017	2018 - 2019	After 2019	Total
Short and long-term debt(2)	$149.5	$1,210.5	$1,017.4	$4,451.9	$6,829.3

(1)     Reflects remaining six months of fiscal 2015.

(2)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at December 27, 2014, as well as capital lease obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", of the Company's Annual Report on Form 10-K for the year ended June 28, 2014.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 27, 2014, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Management’s Annual Report on Internal Control over Financial Reporting

In connection with the evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 27, 2014, were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted below.

Changes in Internal Control over Financial Reporting

The Company acquired Elan Corporation plc during the the second quarter of fiscal 2014 (see Note 2 to the Condensed Consolidated Financial Statements). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Elan from its evaluation of internal control over financial reporting as of December 27, 2014. The Company is in the process of documenting and testing Elan's internal controls over financial reporting. The Company will incorporate Elan into its annual report on internal control over financial reporting for its fiscal year ending June 27, 2015. As of December 27, 2014, assets excluded from management's assessment totaled $2.7 billion and contributed $178.4 million of net sales and $11.1 million of operating income to the Company's consolidated financial statements for the six months ended December 27, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014 includes a detailed discussion of the Company’s risk factors. Other than the item noted below, there have been no material changes during fiscal 2015 to the risk factors that were included in the Form 10-K.

Risks Related to the Pending Omega Acquisition (the "Acquisition")

The Company and Omega must obtain required approvals and governmental and regulatory consents to consummate the Acquisition, which, if delayed, not granted or granted with unacceptable conditions, could delay or jeopardize the consummation of the Acquisition, result in additional expenditures of money and resources and/or reduce the anticipated benefits.

The Acquisition is subject to customary closing conditions. These closing conditions include, among others, the receipt of the relevant approvals under the antitrust laws of certain foreign countries under which filings or approvals are or may be required. The Share Purchase Agreement contemplates applicable approvals, including from the competition authorities of Germany, Poland, the United Kingdom (unless the Acquisition is referred to the European Commission in accordance with Article 4(5) of Council Regulation (EC) No. 139/2004 on the control of concentrations between undertakings (the “EUMR”) or Article 22 of the EUMR), as well as the competition authorities of Russia and Ukraine. In addition, the Share Purchase Agreement requires the Company to accept all conditions, obligations or other requirements imposed or contained in any final decision of these competition authorities with a view to removing any impediment to the related condition in the Share Purchase Agreement. The Company cannot predict whether these competition authorities will approve the Acquisition or whether they may impose any conditions to approval. There can be no assurance the Acquisition will be consummated.

The Share Purchase Agreement contains provisions that could require the Company to pay Omega a termination fee.

Under the Share Purchase Agreement, if the Company is unable to satisfy certain closing conditions in connection with the Acquisition, Omega has the right to terminate the Share Purchase Agreement, and the Company could be required to pay Omega a termination fee equal to approximately €100 million.

While the Acquisition is pending, the Company and Omega will be subject to business uncertainties that could adversely affect their businesses.

Uncertainty about the effect of the Acquisition on employees, customers and suppliers may have a material adverse effect on the Company and Omega. These uncertainties may impair the Company's and Omega’s ability to attract, retain and motivate key personnel until the Acquisition is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with the Company and Omega to seek to change existing business relationships with the Company and Omega. Employee retention may be particularly challenging during the pendency of the Acquisition because employees may experience uncertainty about their future roles with the Company. If, despite the Company's and Omega’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Perrigo, the business could be seriously harmed.

The Company might not realize all of the anticipated benefits of the Acquisition or those benefits could take longer to realize than expected. The Company may also encounter significant unexpected difficulties in integrating the two businesses.

The Company's ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on its ability to integrate the Perrigo and Omega businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, the Company has been, and will be required to devote significant management attention and resources to integrating the business practices and operations of Perrigo and Omega. The integration process could disrupt the businesses and, if implemented ineffectively, could preclude realization of the full benefits expected by the Company. The failure to meet the challenges involved in the integration process could interrupt, or cause a loss of momentum in, the Company's business and could adversely affect its financial condition and results of operations.

In addition, the overall integration of the businesses could result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	difficulties in the integration of operations and systems; and

•	difficulties in managing the expanded operations of a significantly larger and more complex company.

Many of these factors will be outside of the Company's control, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the Company's business, financial condition and results of operations. In addition, even if the business operations of Perrigo and Omega are integrated successfully, the Company might not realize the full benefits of the Acquisition, including the synergies, cost savings or sales or growth opportunities that is expected. These benefits may not be achieved within the anticipated time frame, or at all. Or, additional unanticipated costs could be incurred in the integration of the businesses. All of these factors could cause dilution to the Company's earnings per ordinary share, decrease or delay the expected accretive effect of the Acquisition, and negatively impact the price of the Company's ordinary shares. As a result, the combination of Perrigo's businesses with Omega’s businesses may not result in the realization of the full benefits anticipated from the Acquisition.

The Company's leverage and debt service obligations could adversely affect the business.

The Company's long-term indebtedness as of December 27, 2014 was $4.4 billion, which includes $2.5 billion raised to finance the Acquisition. In connection with the Acquisition, the Company will assume €1.1 billion principal amount of existing Omega debt, which the Company plans to repay or redeem following the closing of the Acquisition. The degree to which the Company will be leveraged following the Acquisition could have important consequences for the Company, including, but not limited to:

•	increasing the Company's vulnerability to, and reducing its flexibility to respond to, general adverse economic and industry conditions;

•
requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing cash flow available to fund working capital, capital expenditures, acquisitions, joint ventures, product research and development or other general corporate purposes;

•	limiting the Company's flexibility in planning for, or reacting to, changes in the business and the competitive environment and the industry in which the Company operates;

•	placing the Company at a competitive disadvantage to the extent that its competitors are not as highly leveraged; and

•	limiting the Company's ability to borrow additional funds and increasing the cost of any such borrowing.

The closing of the Acquisition may trigger early repayment rights under some or all of the outstanding Omega indebtedness.

Certain agreements governing the Omega indebtedness contain change of control and cross-default provisions that may be triggered in connection with the Acquisition. If the Acquisition triggers the change of control provision or cross-default provision under such agreements, these agreements provide (i) an early redemption put right to the note holders requiring the applicable issuer to redeem certain of the notes at 100% of the principal amount thereof and certain of the notes at a premium to the principal amount of up to 101% in each case, plus accrued and unpaid interest, and/ or (ii) lenders with the right to terminate their commitments under Omega’s credit facilities and accelerate repayment of all indebtedness incurred thereunder.

The Company cannot predict whether Omega’s lenders and/or note holders will exercise these acceleration and cross-default rights. In addition, certain agreements governing the Omega indebtedness do not provide the applicable issuer with prepayment rights in the event of a change of control. If the note holders party to such agreements refuse to allow early prepayment, the Company may not be able to extinguish that indebtedness in connection with the Acquisition.

Risks Related to the Business

The Company has direct interactions with health care professionals, which is often referred to as physician detailing. Failure to comply with applicable laws, rules and regulations may result in governmental investigation, regulatory action, and legal proceedings.

The Company has expanded its pharmaceutical marketing to include direct interactions with health care professionals, which is known as “detailing.” This activity is subject to extensive regulation under a variety of U.S. laws and regulations, including anti-kickback, anti-bribery and false claims laws; the U.S. Federal Food, Drug and Cosmetic Act with respect to claims and off-label promotions; and similar laws in non-U.S. jurisdictions. If any of these activities are found to be improper, the Company could be subject to civil and governmental actions and penalties. These risks may increase as non-U.S. jurisdictions adopt new anti-bribery laws and regulations.

Our increasing role in the global marketplace may place us at greater risk of cyber events or other security incidents adversely affecting our Company’s manufacturing, supply chain, operations and financial position.

The Company's manufacturing operations are concentrated in Michigan, Minnesota, South Carolina, New York, Vermont, Ohio, Nebraska, and Israel. Approximately 80% of the Company's fiscal 2014 revenues were related to these worldwide manufacturing facilities. Company systems, information, operations as well as our independent vendor relationships (where they support information technology and manufacturing infrastructure) are vulnerable to disruption or damage from, but not limited to, security breaches, hacking, data theft, denial of service attacks, human error, natural disasters, power loss, fire, sabotage, industrial espionage, computer viruses, intentional acts of vandalism, insufficient quality, or pandemic at any of the Company’s facilities. These and other similar events could impair the Company’s ability to develop, meet regulatory approval efforts, produce and/or ship products on a timely basis. This would have a material adverse effect on the Company’s manufacturing, supply chain, operations and financial position. Given the Company's position in the pharmaceutical industry, it may be more likely to be a direct target, or an indirect casualty, of such events.

While the Company continues to employ resources to monitor its systems and protect its infrastructure, these measures may prove insufficient depending upon the attack or threat posed. Any system issue, whether as a result of an intentional breach or a natural disaster, could damage the Company's reputation and cause it to lose customers, experience lower sales volume, incur significant liabilities or otherwise have a negative impact on the business, financial condition and operating results. The Company also could incur significant expense in addressing any of these problems and in addressing related data security and privacy concerns.

Tax-related risks

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

Moreover, the Office of the Revenue Commissioners, U.S. Congress, the Organization for Economic Co-operation and Development and other Government agencies in jurisdictions where the Company and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting", where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which the Company and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect the Company.

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

Although the Company believes that its tax estimates are reasonable and that the Company's tax filings are prepared in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from the Company's estimates or from the Company's historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

The Company is currently under audit by the Israel Tax Authority for fiscal 2011 and 2012. In December 2014, the IRS notified the Company that it will conduct an audit of fiscal 2011 and 2012. The IRS audit of fiscal 2009 and 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While the Company had previously agreed on certain adjustments and made associated payments of $8.0 million inclusive of interest in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same fiscal 2009 and 2010 audit. The statutory notice asserted an incremental tax obligation of approximately $69.2 million, inclusive of interest and penalties. The Company disagrees with the IRS’s positions asserted in the notice of deficiency and plans to contest them in U.S. Federal court. In January 2015, the Company paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court. The payment was recorded in the third fiscal quarter as a deferred charge on the balance sheet given the Company’s anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on the Company's consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, the Company cannot predict the outcome of any audit or related litigation.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not currently have an ordinary share repurchase program.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest NV, dated as of November 6, 2014, by and among the Company, Alychlo NV and Holdco I BE NV (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 12, 2014).

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 19, 2013).

3.2
Amended and Restated Memorandum and Articles of Association of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 19, 2013).

4.1
Base Indenture dated as of December 2, 2014, between Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 2, 2014).

4.2
First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 2, 2014).

4.3
Form of 3.500% Senior Notes due 2021 (included as Exhibit A-1 to the First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 2, 2014)).

4.4
Form of 3.900% Senior Notes due 2024 (included as Exhibit A-2 to the First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 2, 2014)).

4.5
Form of 4.900% Senior Notes due 2044 (included as Exhibit A-3 to the First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 2, 2014)).

10.1
Senior Unsecured 364-Day Bridge Facility Commitment Letter by and among the Company, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and Barclays Bank PLC dated as of November 6, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 12, 2014).

10.2
Senior Unsecured Credit Facilities Commitment Letter by and among the Company, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and Barclays Bank PLC dated as of November 6, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 12, 2014).

10.3
Amendment to the Revolving Credit Agreement by and among the Company, Barclays Bank PLC, HSBC Bank USA, N.A., and the other lenders party thereto, dated as of November 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2014).

10.4
Amendment to the Term Loan Credit Agreement by and among the Company, Barclays Bank PLC, HSBC Bank USA, N.A., and the other lenders party thereto, dated as of November 19, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 20, 2014).

10.5
Revolving Credit Agreement by and among Perrigo Finance plc, the Company, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2014).

10.6
Term Loan Credit Agreement by and among Perrigo Finance plc, the Company, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 9, 2014).

10.7
Forms of Restricted Stock Unit Award Agreement (Service-Based) under the Company’s 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 12, 2014).

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

PERRIGO COMPANY PLC
(Registrant)

Date:	February 5, 2015	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	February 5, 2015	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)