Form 10-Q
period 2015-03-28
PERRIGO Co plc
filed 2015-04-29
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of April 24, 2015, there were 146,262,983 ordinary shares outstanding.

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

Please see Item 1A of the Company’s Form 10-K for the year ended June 28, 2014 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including future actions that may be taken by Mylan N.V. in furtherance of its unsolicited proposal. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales	$1,049.1	$1,004.2	$3,072.3	$2,916.6
Cost of sales	670.3	689.2	1,988.0	1,884.7
Gross profit	378.8	315.0	1,084.3	1,031.9

Operating expenses
Distribution	14.7	13.9	44.0	41.2
Research and development	35.4	44.7	125.2	114.5
Selling	48.8	52.5	144.0	150.0
Administration	79.6	81.1	245.1	314.2
Write-off of in-process research and development	—	—	—	6.0
Restructuring	1.1	19.5	5.3	36.5
Total operating expenses	179.6	211.7	563.6	662.4

Operating income	199.2	103.3	520.7	369.5

Interest expense, net	43.3	26.2	100.0	77.3
Other expense, net	258.6	14.4	320.5	19.5
Loss on extinguishment of debt	—	—	9.6	165.8
Income (loss) before income taxes	(102.7)	62.7	90.6	106.9
Income tax expense (benefit)	(7.8)	14.6	19.1	33.5
Net income (loss)	$(94.9)	$48.1	$71.5	$73.4

Earnings (loss) per share
Basic earnings (loss) per share	$(0.67)	$0.36	$0.52	$0.67
Diluted earnings (loss) per share	$(0.67)	$0.36	$0.52	$0.67

Weighted average shares outstanding
Basic	140.8	133.7	137.0	108.9
Diluted	140.8	134.3	137.5	109.4

Dividends declared per share	$0.125	$0.105	$0.335	$0.285

See accompanying Notes to the Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net income (loss)	$(94.9)	$48.1	$71.5	$73.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(27.9)	6.2	(152.1)	59.3
Change in fair value of derivative financial instruments, net of tax	0.8	(1.0)	(5.0)	(11.6)
Change in fair value of investment securities, net of tax	1.2	10.5	0.7	5.7
Change in post-retirement and pension liability adjustments, net of tax	(0.4)	—	(2.2)	(0.1)
Other comprehensive income (loss)	(26.3)	15.7	(158.6)	53.3
Comprehensive income (loss)	$(121.2)	$63.8	$(87.1)	$126.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 28, 2015	June 28, 2014
Assets
Current assets
Cash and cash equivalents	$3,430.4	$799.5
Investment securities	21.8	5.9
Accounts receivable, net of allowance for doubtful accounts of $1.8 million and $2.7 million, respectively	881.7	935.1
Inventories	637.0	631.6
Current deferred income taxes	69.9	62.8
Prepaid expenses and other current assets	89.2	116.0
Total current assets	5,130.0	2,550.9
Non-current assets
Property and equipment, net	769.2	779.9
Goodwill and other indefinite-lived intangible assets	3,467.3	3,543.8
Other intangible assets, net	6,527.8	6,787.0
Non-current deferred income taxes	27.7	23.6
Other non-current assets	260.8	195.0
Total non-current assets	11,052.8	11,329.3
Total assets	$16,182.8	$13,880.2
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$323.2	$364.3
Short-term debt	3.4	2.1
Payroll and related taxes	85.3	112.3
Accrued customer programs	282.5	256.5
Accrued liabilities	230.2	179.4
Accrued income taxes	4.0	17.4
Current deferred income taxes	—	1.1
Current portion of long-term debt	355.6	141.6
Total current liabilities	1,284.2	1,074.7
Non-current liabilities
Long-term debt, less current portion	4,367.8	3,090.5
Non-current deferred income taxes	644.6	727.9
Other non-current liabilities	300.5	293.4
Total non-current liabilities	5,312.9	4,111.8
Total liabilities	6,597.1	5,186.5
Commitments and Contingencies - Note 12
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	7,704.7	6,678.2
Accumulated other comprehensive income (loss)	(19.0)	139.6
Retained earnings	1,900.0	1,875.1
	9,585.7	8,692.9
Noncontrolling interest	—	0.8
Total shareholders’ equity	9,585.7	8,693.7
Total liabilities and shareholders' equity	$16,182.8	$13,880.2

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	140.8	133.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March 28, 2015	March 29, 2014
Cash Flows From (For) Operating Activities
Net income	$71.5	$73.4
Adjustments to derive cash flows
Depreciation and amortization	381.5	237.6
Loss on acquisition-related foreign currency derivatives	324.5	—
Share-based compensation	23.7	18.5
Loss on extinguishment of debt	9.6	165.8
Non-cash restructuring charges	5.3	17.6
Loss on sales of investments	—	12.7
Excess tax benefit of stock transactions	(2.5)	(6.4)
Deferred income taxes	(84.5)	(27.1)
Other non-cash adjustments	7.1	5.0
Subtotal	736.2	497.1
Increase (decrease) in cash due to:
Accounts receivable	34.9	(90.0)
Inventories	(15.7)	19.7
Accounts payable	(28.8)	(52.4)
Payroll and related taxes	(27.4)	(40.3)
Accrued customer programs	24.0	82.6
Accrued liabilities	49.6	8.8
Accrued income taxes	(18.8)	(21.3)
Other	(18.4)	(3.4)
Subtotal	(0.6)	(96.3)
Net cash from (for) operating activities	735.6	400.8
Cash Flows From (For) Investing Activities
Acquisitions of businesses, net of cash acquired	(87.0)	(1,598.3)
Purchase of securities	—	(15.0)
Proceeds from sales of securities	—	81.4
Additions to property and equipment	(79.8)	(120.0)
Settlement of acquisition-related foreign currency derivatives	(324.5)	—
Other investing	0.8	6.2
Net cash from (for) investing activities	(490.5)	(1,645.7)
Cash Flows From (For) Financing Activities
Issuances of debt	2,504.3	3,293.6
Debt repayments	(948.2)	(2,000.0)
Deferred financing fees	(28.1)	(48.8)
Premium on early debt retirement	—	(133.5)
Issuance of ordinary shares	1,040.6	8.9
Equity issuance costs	(35.7)	—
Excess tax benefit of stock transactions	2.5	6.4
Repurchase of ordinary shares	(7.7)	(7.5)
Cash dividends	(46.5)	(32.0)
Purchase of noncontrolling interest	—	(7.2)
Other financing	(3.7)	(5.0)
Net cash from (for) financing activities	2,477.5	1,074.9
Effect of exchange rate changes on cash	(91.7)	(0.5)
Net increase (decrease) in cash and cash equivalents	2,630.9	(170.5)
Cash and cash equivalents, beginning of period	799.5	779.9
Cash and cash equivalents, end of period	$3,430.4	$609.4

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the period for:
Interest paid	$62.1	$54.7
Interest received	$0.6	$2.1
Income taxes paid	$113.0	$83.3
Income taxes refunded	$9.1	$3.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

PERRIGO COMPANY PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company closed on its acquisition of Omega Pharma Invest NV ("Omega") on March 30, 2015, after the end of its third fiscal quarter. Therefore, Omega is not included in this quarter's results. See Note 16 for further information on the Omega acquisition.

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2. With the acquisition of Omega, the Company is now a top five global over-the-counter ("OTC") consumer goods and pharmaceutical company, offering consumers and customers high quality products at affordable prices. From its beginnings in 1887 as a packager of generic home remedies, the Company has grown to become the world's largest manufacturer of OTC products and supplier of infant formulas for the store brand market. The Company is also a leading provider of branded OTC products, generic extended topical prescription products, and receives royalties from Multiple Sclerosis drug Tysabri®. Perrigo provides “Quality Affordable Healthcare Products®” across a wide variety of product categories and geographies, primarily in North America, Europe, and Australia, as well as other key markets including Israel and China.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 28, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

The Company’s sales of OTC pharmaceutical products are subject to the seasonal demands for cough/cold/flu and allergy products, and consumer dynamics in the retail environments in which the Company's customers operate. In addition, the Company's animal health products are subject to the seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Accordingly, operating results for the three and nine months ended March 28, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year.

Segment Reporting Change

In conjunction with the closing of the Omega acquisition, the Company changed its reporting segments to better align with the Company's organizational structure. These organizational changes were made to optimize the Company's structure to better serve its customers and to reflect the way in which the Chief Operating Decision Maker now reviews the Company's operating results. Beginning in the fourth quarter of fiscal 2015, the Company's reporting segments are as follows:

•
Consumer Healthcare will include the legacy Consumer Healthcare business and the legacy Nutritionals (Infant nutrition and VMS) business to create one consumer facing segment. This segment will also include the legacy Israel Pharmaceuticals and Diagnostics business, previously reported in the “Other” category.

•	Branded Consumer Healthcare will comprise the newly acquired Omega business.

•	Rx Pharmaceuticals will continue to comprise the legacy Rx Pharmaceuticals business.

•	Specialty Sciences will continue to comprise royalties from Tysabri®.

•	Other will comprise the legacy Active Pharmaceutical Ingredients ("API") business.

Change in Fiscal Year

In the second quarter of fiscal 2015, the Company announced that its fiscal year-end will begin on January 1 and end on December 31 of each year, starting on January 1, 2016. The Company's current fiscal year will end on June 27, 2015, followed by a transition period from June 28, 2015 to December 31, 2015. The Company plans to disclose the results of the transition period on a Form 10-KT transition report.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Standard Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The guidance will be effective for the Company for the transition period ending December 31, 2015, though early adoption is permitted. As of March 28, 2015, the Company had $42.4 million of deferred financing fees recorded in Other long-term assets that would be subject to the reclassification in the future.

In July 2013, the FASB issued Accounting Standards Update 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company prospectively adopted this guidance in fiscal 2015, and presented $90.2 million as a reclassification from Non-current deferred income taxes to Other non-current liabilities upon adoption.

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

The effects of all of the acquisitions described below were included in the Condensed Consolidated Financial Statements prospectively from the date of acquisition. Unless otherwise indicated, acquisition costs incurred were immaterial and were recorded in Administration expense.

Fiscal 2015 Acquisitions

Lumara Health, Inc.

On October 31, 2014, the Company acquired a portfolio of women's healthcare products from Lumara Health, Inc., a privately-held, Chesterfield, Missouri-based specialty pharmaceutical company, for cash consideration of $83.0 million. The acquisition of this portfolio further expanded the Company's women's healthcare product offerings. Operating results attributable to the acquired Lumara products are included in the Rx Pharmaceuticals segment. The intangible assets acquired consisted of three product formulations with useful lives ranging from 8 to 12 years.

The below table indicates the final purchase price allocation (in millions):

Lumara
Total purchase consideration	$83.0

Assets acquired:
Accounts receivable, net	2.9
Inventories	1.5
Prepaid expenses and other current assets	0.4
Property and equipment, net	0.1
Intangible assets - formulations	82.0
Total assets	86.9
Liabilities assumed:
Accrued liabilities	3.9
Net assets acquired	$83.0

Fiscal 2014 Acquisitions

Aspen Global Inc.

On February 28, 2014, the Company acquired a basket of OTC products sold in Australia and New Zealand from Aspen Global Inc. ("Aspen"). The acquisition of this product portfolio broadened the Company's product offering in Australia and New Zealand and furthered the Company's strategy to expand the Consumer Healthcare portfolio outside the U.S. Operating results attributable to the acquired Aspen products are included in the Consumer Healthcare segment.

The intangible assets acquired consisted of trademarks and trade names, customer relationships, and non-compete agreements. Customer relationships were assigned a 15-year useful life, trademarks and trade names were assigned a 25-year useful life, and non-compete agreements were assigned a 5-year useful life. The goodwill recorded is not deductible for tax purposes.

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

The Company acquired two definite-lived intangible assets in the acquisition, both of which are exclusive technology agreements:

•
Tysabri®: The Company is entitled to royalty payments from Biogen Idec Inc. ("Biogen") based on its Tysabri® sales in all indications and geographies. The royalty was 12% for the 12-month period ended May 1, 2014. Subsequent to May 1, 2014, the Company is entitled to 18% royalty payments on annual sales up to $2.0 billion and 25% royalty payments on annual sales above $2.0 billion. The asset's value is $5.8 billion, which is being amortized over a useful life of 20 years.

•
Prialt: The Company is also entitled to royalty payments based on Prialt sales. The royalty rates range from 7% to 17.5% based on specific levels of annual U.S. sales. The asset's value is $11.0 million, which is being amortized over a useful life of 10 years.

Additionally, the Company recorded $2.3 billion of goodwill, which is not deductible for tax purposes, representing the expected synergies of the combined company, as described above. The following table reflects the allocation by reportable segment (in millions):

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

Reporting Segments:	Balance at June 28, 2014	Purchase accounting adjustments	Currency translation adjustment	Balance at March 28, 2015
Consumer Healthcare	$1,406.3	$(6.2)	$(12.7)	$1,387.4
Nutritionals	510.1	(1.0)	—	509.1
Rx Pharmaceuticals	1,258.3	(4.7)	(31.4)	1,222.2
API	97.6	—	(13.1)	84.5
Specialty Sciences	201.8	(1.1)	—	200.7
Total goodwill	$3,474.1	$(13.0)	$(57.2)	$3,403.9

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	March 28, 2015		June 28, 2014
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Distribution and license agreements	$6,029.4	$424.3	$6,027.3	$192.1
Developed product technology/formulation and product rights	977.2	352.4	931.7	302.5
Customer relationships	364.9	111.1	372.0	97.5
Trade names and trademarks	47.1	11.1	47.8	5.6
Non-compete agreements	14.6	6.5	15.3	9.4
Total	$7,433.2	$905.4	$7,394.1	$607.1
Non-amortizable intangibles:
Trade names and trademarks	$56.4	$—	$59.5	$—
In-process research and development	7.0	—	10.2	—
Total	63.4	—	69.7	—
Total other intangible assets	$7,496.6	$905.4	$7,463.8	$607.1
Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The Company recorded amortization expense of $321.9 million and $181.1 million for the nine months ended March 28, 2015 and March 29, 2014, respectively. The increase in amortization expense was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired as part of the Elan acquisition.

Impairment Testing

The Company has filed breach of contract litigation against a third party as it believes the third party has wrongfully enabled a competitor against the Company on a new product line in the animal health category. The Company moved for a preliminary injunction to prevent the third party from licensing or otherwise enabling the competitor from entering or staying on the over-the-counter market with a directly competing product. During the third quarter of fiscal 2015, the motion was denied. The Company had goodwill and intangible assets with a total net book value of $434.4 million as of March 28, 2015 attributable to its Animal Heath reporting unit. The Company also had a supply agreement with this third party that expired at the end of calendar year 2014 and has not been renewed.

The Company deemed the events described above to be indicators of potential impairment of its Animal Health reporting unit's intangible assets, which include goodwill, indefinite-lived intangible assets, and definite-lived intangible assets. The Company performed impairment testing for all of its Animal Health intangible assets as of March 28, 2015 and none were determined to be impaired. The Company will continue to monitor and assess its Animal Health intangible assets for potential impairment should further impairment indicators arise and at least annually as applicable.

NOTE 4 – INVENTORIES

Major components of inventory at March 28, 2015 and June 28, 2014, were as follows (in millions):

	March 28, 2015	June 28, 2014
Finished goods	$316.0	$307.0
Work in process	150.2	146.7
Raw materials	170.8	177.9
Total inventories	$637.0	$631.6

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

The following tables summarize the valuation of the Company’s financial instruments carried at fair value by the above pricing categories at March 28, 2015 and June 28, 2014 (in millions):

	March 28, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$21.8	$—	$—	$21.8
Foreign currency forward contracts	—	4.9	—	4.9
Funds associated with Israeli post employment benefits	—	16.6	—	16.6
Total assets	$21.8	$21.5	$—	$43.3
Liabilities:
Contingent consideration	$—	$—	$12.4	$12.4
Interest rate swap agreements	—	5.0	—	5.0
Foreign currency forward contracts	—	8.1	—	8.1
Total liabilities	$—	$13.1	$12.4	$25.5

	June 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$20.7	$—	$—	$20.7
Foreign currency forward contracts	—	3.1	—	3.1
Funds associated with Israeli post-employment benefits	—	19.3	—	19.3
Total assets	$20.7	$22.4	$—	$43.1
Liabilities:
Contingent consideration	$—	$—	$17.4	$17.4
Interest rate swap agreements	—	8.3	—	8.3
Foreign currency forward contracts	—	0.8	—	0.8
Total liabilities	$—	$9.1	$17.4	$26.5

The table below presents changes in the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 28, 2015 and March 29, 2014 (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Contingent Consideration
Beginning balance:	$12.4	$17.3	$17.4	$22.2
Net realized losses	—	5.7	—	0.8
Settlements	—	—	(5.0)	—
Ending balance:	$12.4	$23.0	$12.4	$23.0
Net realized losses in the table above were recorded in Administration expense. During the three and nine months ended March 28, 2015 there were no transfers between Levels 1, 2, and 3. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 6 for information on the Company's investment securities. See Note 7 for a discussion of derivatives.

Israeli post-employment benefits represent amounts the Company has deposited in funds managed by financial institutions designated by management to cover post-employment benefits for its Israeli employees as required by Israeli law. The funds are recorded in Other non-current assets and values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves, that are observable at commonly quoted intervals.

Contingent consideration represents milestone payment obligations obtained through product acquisitions and is valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product.

As of March 28, 2015, the Company’s fixed rate long-term debt consisted of public bonds with a carrying value of $3.9 billion and a fair value of $4.1 billion based on quoted market prices (Level 1). As of June 28, 2014, the Company's fixed rate long-term debt consisted of private placement senior notes with registration rights with a carrying value of $2.3 billion and a fair value of $2.4 billion. The fair value at June 28, 2014 was determined by discounting the future cash flows of the financial instruments to their present value, using interest rates offered for borrowings and deposits of a similar nature and remaining maturities (Level 2).

The carrying amounts of the Company’s other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and variable rate long-term debt, approximate their fair value.

NOTE 6 – INVESTMENTS

Available for Sale Securities

The Company's available for sale securities totaled $21.8 million at March 28, 2015 and are reported in Investment securities. At June 28, 2014, available for sale securities totaled $20.7 million, of which $5.9 million are reported in Investment securities and $14.8 million are reported in Other non-current assets.

Net unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	March 28, 2015	June 28, 2014
Equity securities, at cost less impairments	$17.1	$17.1
Gross unrealized gains	4.9	3.8
Gross unrealized losses	(0.2)	(0.2)
Estimated fair value of equity securities	$21.8	$20.7

During the three months ended March 29, 2014, the Company sold one of its investment securities and recorded a loss of $9.9 million. The loss was reclassified out of accumulated other comprehensive income ("AOCI") and into earnings.

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. The equity securities in a gross unrealized loss position at March 28, 2015 were in that position for less than 12 months.

Cost Method Investments

The Company's cost method investments totaled $8.3 million and $9.0 million at March 28, 2015 and June 28, 2014, respectively, and are included in Other non-current assets.

Equity Method Investments

The Company's equity method investments totaled $52.2 million and $57.4 million at March 28, 2015 and June 28, 2014, respectively, and are included in Other non-current assets. The Company recorded net losses of $0.3 million and $6.6 million during the three and nine months ended March 28, 2015, respectively, and net losses of $3.8 million and $5.1 million during the three and nine months ended March 29, 2014, respectively, for the Company's proportionate share of the equity method investment earnings or losses. In addition, during the three months ended March 29, 2014, the Company sold one of its equity method investments and recorded a loss of $2.8 million. The losses noted above are recorded in Other expense, net.

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

Foreign currency exchange risk management - The Company conducts business in several major currencies other than the U.S. dollar and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce cash flow volatility associated with foreign exchange rate changes on a consolidated basis to allow management to focus its attention on business operations. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments, and anticipated foreign currency sales and expenses.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be offset largely by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

All of the Company's designated derivatives were classified as cash flow hedges as of March 28, 2015 and June 28, 2014. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of Other comprehensive income ("OCI"), net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings. All of the Company's designated derivatives are assessed for hedge effectiveness quarterly.

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

The Company has term loans with floating interest rates priced off the LIBOR yield curve, as described in Note 8. To hedge the change in the LIBOR rate, the Company has outstanding forward interest rate swap agreements with a notional amount totaling $240.0 million. The effective portion of the hedge remains in AOCI and is being amortized to earnings over the life of the debt.

During the second quarter of fiscal 2015, the Company entered into forward interest rate swaps and treasury locks (together "Rate Locks") to hedge against changes in the interest rates between the date the Rate Locks were entered into and the date of the issuance of the Company's 2014 Bonds, discussed in Note 8. These Rate Locks were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $750.0 million. The Rate Locks were settled upon the issuance of an aggregate of $1.6 billion principal amount on December 2, 2014 for a cumulative after-tax loss of $5.8 million after recording $1.1 million of ineffectiveness.

During the first quarter of fiscal 2014, the Company entered into forward interest rate swap agreements to hedge against changes in the benchmark interest rate between the date the swap agreements were entered into and the date of the issuance of the 2013 Bonds, discussed in Note 8. These swaps were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725.0 million. The interest rate swaps were settled upon the issuance of an aggregate of $2.3 billion principal amount on December 18, 2013 for a cumulative after-tax loss of $12.8 million after recording $0.5 million of ineffectiveness.

In addition, due to the retirement of the underlying private placement senior notes (described in Note 8 as "the Notes") on December 23, 2013, the Company wrote off the amounts remaining in OCI associated with the cash flow hedges related to the Notes, resulting in a loss of $2.6 million recorded against earnings.

Foreign Currency Derivatives

The Company enters into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, and to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 15 months. The total notional amount for these contracts was $329.8 million and $228.5 million as of March 28, 2015 and June 28, 2014, respectively.

In November 2014, in order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price of Omega, the Company entered into non-designated option contracts with a total notional amount of €2.0 billion. The option contracts settled in December 2014, resulting in a loss of $26.4 million recorded against earnings. The option contracts were replaced with non-designated forward contracts that matured during third quarter of fiscal year 2015. The Company recorded losses of $259.8 million and $298.1 million during the three and nine months ended March 28, 2015, respectively, in other expense, net related to the settlement of the forward contracts. The losses on the derivatives due to changes in the EUR/USD exchange rates were economically offset at closing in the final settlement of the euro-denominated Omega purchase price. Because these derivatives were economically hedging a future acquisition, the cash outflow associated with their settlement is shown as an investing activity on the Condensed Consolidated Statements of Cash Flows.

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

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all of the Company's derivative instruments on its consolidated financial statements. All amounts exclude income tax effects and are presented in millions.

The balance sheet location and gross fair value of the Company's outstanding derivative instruments at March 28, 2015 and June 28, 2014 were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		March 28, 2015	June 28, 2014
Designated derivatives:
Foreign currency forward contracts	Other current assets	$3.1	$2.8
Total designated derivatives		$3.1	$2.8
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$1.8	$0.3
Total non-designated derivatives		$1.8	$0.3

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 28, 2015	June 28, 2014
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.0	$0.7
Interest rate swap agreements	Other non-current liabilities	5.0	8.3
Total designated derivatives		$7.0	$9.0
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$6.1	$0.1
Total non-designated derivatives		$6.1	$0.1

The gains (losses) recognized in OCI for the effective portion of the Company's designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Treasury locks	$—	$—	$(2.7)	$—
Interest rate swap agreements	2.0	(2.1)	3.9	9.0
Foreign currency forward contracts	(3.8)	1.0	(10.4)	6.6
	$(1.8)	$(1.1)	$(9.2)	$15.6

The gains (losses) reclassified from AOCI into earnings for the effective portion of the Company's designated cash flow hedges were as follows:

Designated Cash Flow Hedges	Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Treasury locks	Interest expense, net	$—	$—	$—	$0.2
Interest rate swap agreements	Interest expense, net	0.8	0.9	2.7	3.0
Foreign currency forward contracts	Net sales	(0.1)	0.8	—	2.0
	Cost of sales	(2.8)	2.7	(2.4)	5.5
	Interest expense, net	—	—	—	0.1
	Other expense, net	(0.4)	0.2	(4.3)	1.9
		$(2.5)	$4.6	$(4.0)	$12.7

The amount expected to be reclassified out of AOCI into earnings during the next 12 months is a$5.6 million loss.

The gains (losses) recognized against earnings for the ineffective portion of the Company's designated cash flow hedges were as follows:

Designated Cash Flow Hedges	Income Statement Location	Amount of Gain/(Loss) Recognized in Income (Ineffective Portion)
		Three Months Ended		Nine Months Ended
		March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Treasury locks	Other expense, net	$—	$—	$(0.4)	$2.3
Interest rate swap agreements	Other expense, net	—	—	(0.7)	(5.4)
Foreign currency forward contracts	Net sales	—	0.2	(0.1)	0.1
	Cost of sales	(0.1)	(0.2)	0.1	(0.3)
Total		$(0.1)	$—	$(1.1)	$(3.3)

The effects of the Company's fair value hedges on the Condensed Consolidated Statements of Operations were as follows:

Designated Fair Value Hedges	Income Statement Location	Amount of Gain/(Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Interest rate swap agreements	Other expense, net	$—	$—	$—	$0.9
Fixed-rate debt	Other expense, net	—	—	—	(4.1)
Net hedge		$—	$—	$—	$(3.2)

The effects of the Company's non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

Non-Designated Derivatives	Income Statement Location	Amount of Gain/(Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Foreign currency forward contracts	Other expense, net	$(255.7)	$(0.8)	$(300.6)	$(0.4)
	Interest expense, net	(2.5)	(0.1)	(2.4)	0.1
Foreign exchange option contracts	Other expense, net	—	—	(26.4)	—
Total		$(258.2)	$(0.9)	$(329.4)	$(0.3)

NOTE 8 – INDEBTEDNESS

Debt

Total borrowings outstanding are summarized as follows (in millions):

	March 28, 2015	June 28, 2014
Short term debt	$3.4	$2.1
Term loans
2014 Term Loan due December 18, 2015	300.0	—
2014 Euro-Denominated Term Loan due December 5, 2019	530.9	—
2013 Term Loan due December 18, 2015	—	300.0
2013 Term Loan due December 18, 2018	—	630.0
	830.9	930.0
Senior notes
3.50% Unsecured Senior Notes due December 15, 2021, including unamortized discount of $0.3 million(1)	499.7	—
3.90% Unsecured Senior Notes due December 15, 2024, including unamortized discount of $2.8 million(1)	697.2	—
4.90% Unsecured Senior Notes due December 15, 2044, including unamortized discount of $1.2 million(1)	398.8	—
1.30% Unsecured Senior Notes due November 8, 2016, including unamortized discount of $0.3 million(2)	499.7	499.6
2.30% Unsecured Senior Notes due November 8, 2018, including unamortized discount of $0.6 million(2)	599.4	599.3
4.00% Unsecured Senior Notes due November 15, 2023, including unamortized discount of $3.0 million(2)	797.0	796.8
5.30% Unsecured Senior Notes due November 15, 2043, including unamortized discount of $1.6 million(2)	398.4	398.3
	3,890.2	2,294.0
Other financing	2.3	8.1
Total borrowings outstanding	4,726.8	3,234.2
Less short-term debt and current portion of long-term debt	(359.0)	(143.7)
Total long-term debt, less current portion	$4,367.8	$3,090.5

(1) Public bonds issued on December 2, 2014, discussed below collectively as the "2014 Bonds."
(2) Private placement unsecured senior notes with registration rights as of June 28, 2014 and public bonds as of October 1, 2014, discussed below collectively as the "2013 Bonds."

Unamortized deferred financing fees totaled $42.4 million at March 28, 2015 and $27.4 million at June 28, 2014.

The Company was in compliance with all covenants under its various debt agreements as of March 28, 2015 and June 28, 2014.

Omega Financing

Bridge agreement

In connection with the Omega acquisition, on November 6, 2014, the Company entered into a €1.75 billion senior unsecured 364-day bridge loan facility (the "Bridge Loan Facility"). Upon issuance of the Company's permanent debt financing described below, the Bridge Loan Facility was terminated on December 3, 2014. At no time did the Company draw under the Bridge Loan Facility.

Debt issuance

On December 2, 2014, Perrigo Finance plc, a 100% owned finance subsidiary of the Company ("Perrigo Finance") issued $500.0 million aggregate principal amount of 3.50% senior notes due 2021 (the "2021 Notes”), $700.0 million aggregate principal amount of 3.90% senior notes due 2024 (the “2024 Notes”), and $400.0 million aggregate principal amount of 4.90% senior notes due 2044 (the “2044 Notes” and, together with the 2021 Notes and the 2024 Notes, the “2014 Bonds”). Interest on the 2014 Bonds is payable semiannually in arrears in June and December of each year, beginning in June 2015. The 2014 Bonds are governed by a base indenture and a first supplemental indenture (collectively the "2014 Indenture"). The 2014 Bonds are fully and unconditionally guaranteed on a senior unsecured basis by the Company, and no other subsidiary of the Company guarantees the 2014 Bonds. There are no restrictions under the 2014 Bonds on the Company's ability to obtain funds from its subsidiaries. The Company received net proceeds of approximately $1.6 billion from issuance of the 2014 Bonds after fees and market discount. The Company may redeem the 2014 Bonds in whole or in part at any time for cash at the redemption prices described in the 2014 Indenture.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million tranche maturing December 5, 2019, and a $600.0 million Revolving Credit Agreement (the "2014 Revolver") (together, the "2014 Credit Agreements") and Perrigo Company entered into a $300.0 million term loan tranche maturing December 18, 2015. The 2014 Credit Agreements allowed for the issuance of an additional €300.0 million term loan tranche and an increase in the borrowing capacity under the 2014 Revolver to $1.0 billion upon closing the Omega acquisition. There were no borrowings outstanding under the 2014 Revolver as of March 28, 2015.

Debt extinguishment

On December 5, 2014, the Company repaid the remaining $895.0 million outstanding under its 2013 Term Loan, then terminated both the 2013 Term Loan and 2013 Revolver described below in "Elan Financing." The Company recorded a $9.6 million loss on extinguishment of debt during the nine months ended March 28, 2015, which consisted of the Bridge Loan Facility interest expense and the 2013 Term Loan and 2013 Revolver deferred financing fees.

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

On November 20, 2013, the Company priced a tender offer and consent solicitation in regard to the 2.95% Notes which were issued pursuant to the indenture dated as of May 16, 2013. The total tender consideration was $578.3 million. On December 26, 2013, notice was given to holders that the remaining notes not duly tendered would be redeemed on December 27, 2013 at a redemption price of par plus accrued interest. On December 27, 2013, the redemption was completed for a total payment of $28.5 million. Upon completion of the redemption, the indenture was terminated.

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

Accounts Receivable Securitization

The Company has a $200.0 million accounts receivable securitization program, which expires in June 2015. Under the terms of the securitization program, subsidiaries can sell certain eligible trade accounts receivables to a wholly owned bankruptcy-remote special purpose entity, Perrigo Receivables, LLC. There were no borrowings outstanding under the securitization program at March 28, 2015 or June 28, 2014.

NOTE 9 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Numerator:
Net income (loss)	$(94.9)	$48.1	$71.5	$73.4

Denominator:
Weighted average shares outstanding for basic EPS	140.8	133.7	137.0	108.9
Dilutive effect of share-based awards	—	0.6	0.5	0.5
Weighted average shares outstanding for diluted EPS	140.8	134.3	137.5	109.4

Anti-dilutive share-based awards excluded from computation of diluted EPS	0.7	—	0.1	0.1

Shareholders' Equity

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) was incorporated under the laws of Ireland on June 28, 2013 and became the successor registrant to Perrigo Company on December 18, 2013 in connection with the consummation of the Elan acquisition. Shares of Perrigo Company's common stock were canceled and exchanged for Perrigo Company plc ordinary shares on a one-for-one basis (together with the payment of $0.01 in cash per Perrigo Company share). All the remaining unsold shares of Perrigo Company were deregistered. Perrigo Company plc began trading on the New York Stock Exchange on December 19, 2013 and the Tel Aviv Stock Exchange on December 22, 2013 under the same symbol used by Perrigo Company ("PRGO") prior to December 18, 2013.

The Company issued 35 thousand and 40 thousand shares related to the exercise and vesting of share-based compensation during the three months ended March 28, 2015 and March 29, 2014, respectively. The Company issued 261 thousand and 374 thousand shares related to the exercise and vesting of share-based compensation during the nine months ended March 28, 2015 and March 29, 2014, respectively.

In addition, to partially finance the Omega acquisition, the Company issued 6,809,210 ordinary shares at $152.00 per share in a public offering that closed on November 26, 2014. The offering raised approximately $1.0 billion, offset by $35.7 million of issuance costs.

The Company does not currently have an ordinary share repurchase program.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in the Company's AOCI balances, net of tax, for the nine months ended March 28, 2015 were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post- retirement and pension liability adjustments, net of tax	Total AOCI
Balance at June 28, 2014	$164.4	$(16.1)	$2.4	$(11.1)	$139.6
OCI before reclassifications	(152.1)	(8.2)	0.7	(2.2)	(161.8)
Amounts reclassified from AOCI	—	3.2	—	—	3.2
Other comprehensive income	(152.1)	(5.0)	0.7	(2.2)	(158.6)
Balance at March 28, 2015	$12.3	$(21.1)	$3.1	$(13.3)	$(19.0)

NOTE 11 – INCOME TAXES

The effective tax rate for the three months ended March 28, 2015 was a benefit of 7.6% on a net loss reported in the period. For the three months ended March 29, 2014, the effective tax rate on income was 23.3%. The effective tax rates on income for the nine months ended March 28, 2015 and March 29, 2014 were 21.1% and 31.3%, respectively. The effective tax rates for the three and nine months ended March 28, 2015 were impacted by changes to the estimated jurisdictional mix of income. Additionally, the effective tax rate for the nine months ended March 29, 2014 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below.

In fiscal 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. The Company has two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates were applicable to the Company as of the first quarter of fiscal 2014 and unfavorably impacted the effective tax rate in the amount of $1.8 million.

In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates were applicable to the Company as of the first quarter of fiscal 2014 and favorably impacted the effective tax rate in the amount of $4.7 million.

In December 2013, Mexico enacted legislation to rescind the scheduled rate reductions and maintain the 30% corporate tax rate for 2014 and future years. This rate was applicable to the Company as of June 30, 2013.

The Company's tax rate is subject to adjustment over the balance of the fiscal year due to, among other things: income tax rate changes by governments; the jurisdictions in which the Company's profits are determined to be earned and taxed, and the relative amounts of income in these jurisdictions; changes in the valuation of the Company's deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; the resolution of any pending or future tax audit, examination or challenge; adjustments to the Company's interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. GAAP; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which the Company has not previously provided for taxes.

The total liability for uncertain tax positions was $313.1 million and $205.4 million as of March 28, 2015 and June 28, 2014, respectively, before considering the federal tax benefit of certain state and local items. This increase is due primarily to the adoption of ASU 2013-11 concerning the offset of applicable deferred tax assets for net operating loss, tax credit or other similar carryforwards. See Note 1 for additional information regarding the adoption.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $47.1 million and $45.3 million as of March 28, 2015 and June 28, 2014, respectively.

The Company's primary income tax jurisdictions are Ireland, the U.S., and Israel. Because the Company files income tax returns in Ireland, the U.S. (including various state and local jurisdictions), Israel, and numerous other jurisdictions, it is subject to audits by tax authorities from several jurisdictions.

Although the Company believes that its tax estimates are reasonable and that the Company prepares its tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from its estimates or from its historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

The Company is currently under audit by the Israel Tax Authority and the Internal Revenue Service for fiscal 2011 and 2012. The IRS audit of fiscal 2009 and 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While the Company had previously agreed on certain adjustments and made associated payments of $8.0 million inclusive of interest in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same fiscal 2009 and 2010 audit. The statutory notice asserted an incremental tax obligation of approximately $69.2 million, inclusive of interest and penalties. The Company disagrees with the IRS’s positions asserted in the notice of deficiency and plans to contest them in U.S. Federal court. In January 2015, the Company paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court. The payment was recorded in the three months ended March 28, 2015 as a deferred charge on the balance sheet given the Company's anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on the Company's consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, the Company cannot predict the outcome of any audit or related litigation.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In addition to the discussions below, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company records accruals for such contingencies when it is probable a liability will be incurred and the amount of the loss can be reasonably estimated. As of March 28, 2015, the Company has determined the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development. Other than the items disclosed below, the Company considers the remainder of litigation matters to be immaterial individually and in the aggregate.

Texas Medicaid

In June 2013, the Company received notices from the Office of the Attorney General for the State of Texas, of civil investigative demands to two of the Company’s affiliates, Perrigo Pharmaceuticals Company and Paddock Laboratories, LLC, for information under the Texas Medicaid Fraud Prevention Act relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. The Company has cooperated with requests for information and is in the process of evaluating this and other information. While the Company does not know the full extent of its potential liability at this time and intends to vigorously defend against any claims, the Company could be subject to material penalties and damages. The Company previously established a contingency loss accrual of $15.0 million to cover potential settlement or other outcomes. Due to changes in circumstances, during the three months ended March 28, 2015 the Company accrued an additional $9.0 million. In addition, the Company recorded a receivable of $7.0 million that it expects to collect from the previous owners of Paddock Laboratories, LLC. The Company cannot predict whether it will obtain a settlement on terms it deems acceptable, or whether a settlement or potential liability for these claims will be higher than the amount recorded.

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

The nine applications arose from the 2011 launch of a reformulated version of Eltroxin in Israel. The applications generally alleged the respondents (a) failed to timely inform patients, pharmacists and physicians about the change in the formulation; and (b) failed to inform physicians about the need to monitor patients taking the new formulation in order to confirm patients were receiving the appropriate dose of the drug. As a result, claimants allege they incurred the following damages: (a) purchases of product that otherwise would not have been made by patients had they been aware of the reformulation; (b) adverse events to some patients resulting from an imbalance of thyroid functions that could have been avoided; and (c) harm resulting from the patients' lack of informed consent prior to the use of the reformulation.

All nine applications were transferred to one court in order to determine whether to consolidate any of the nine applications. On July 19, 2012, the court dismissed one of the applications and ordered the remaining eight applications be consolidated into one application. On September 19, 2012, a consolidated motion to certify the eight individual motions was filed by lead counsel for the claimants. Generally, the allegations in the consolidated motion are the same as those set forth in the individual motions; however, the consolidated motion excluded the manufacturer of the reformulated Eltroxin as a respondent. Several hearings on whether or not to certify the consolidated application took place in December 2013 and January 2014. The court has not yet made a decision regarding whether or not to approve the consolidated application as a class action. As this matter is in its early stages, the Company cannot reasonably predict at this time the outcome or the liability, if any, associated with these claims.

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

Neot Hovav

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Neot Hovav in connection with waste disposal and pollution from several companies, including the Company, that have operations in the Neot Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Neot Hovav, in June 2008, and the State of Israel, in November 2008, asserted third-party claims against several companies, including the Company. The pleadings alleged a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings alleged damages in excess of $72.5 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. On January 9, 2013, the District Court of Beer-Sheva ruled in favor of the Company. On September 29, 2014, the Supreme Court of Israel affirmed the ruling of the District Court in favor of the Company and as a result, the matter is now closed.

NOTE 13 – RESTRUCTURING CHARGES

The Company periodically takes actions to reduce redundant expenses and improve operating efficiencies, typically in connection with its business acquisitions. The following summarizes the Company's restructuring activity for the three and nine months ended March 28, 2015 and March 29, 2014 (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Beginning balance	$3.2	$14.3	$16.4	$2.9
Additional charges	1.1	19.5	5.3	36.5
Payments	(0.7)	(17.0)	(16.7)	(22.6)
Non-cash adjustments	—	(4.1)	(1.4)	(4.1)
Ending balance	$3.6	$12.7	$3.6	$12.7

Restructuring activity includes severance, lease exit costs, and asset impairments. Charges are reported in Restructuring expense. The charges during the three and nine months ended March 29, 2014 were due primarily to Elan. Substantially all of the liability remaining at March 28, 2015 is expected to be paid by the end of the fiscal year.

NOTE 14 – SEGMENT INFORMATION

The Company has five reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals, API, and Specialty Sciences, along with an Other category. In conjunction with the Elan acquisition on December 18, 2013, the Company expanded its operating segments to include the Specialty Sciences segment, which is comprised of assets focused on the treatment of Multiple Sclerosis (Tysabri®). The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services not allocated to the segments.

The below tables show select financial measures by reporting segment (in millions):

	Three Months Ended			Balance at March 28, 2015
	March 28, 2015
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
Consumer Healthcare	$537.3	$91.8	$8.6	$6,143.3
Nutritionals	129.9	11.2	7.2	1,037.8
Rx Pharmaceuticals	251.6	100.0	18.3	2,605.9
API	30.7	10.5	0.5	252.2
Specialty Sciences	81.9	5.5	72.8	6,055.8
Other	17.7	1.3	0.4	87.8
Unallocated expenses	—	(21.1)	—	—
Total	$1,049.1	$199.2	$107.8	$16,182.8

	Three Months Ended (1)			Balance at March 29, 2014
	March 29, 2014
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
Consumer Healthcare	$537.3	$84.4	$5.3	$2,555.2
Nutritionals	137.8	7.3	7.3	1,011.5
Rx Pharmaceuticals	223.4	77.0	17.5	1,985.4
API	32.0	6.8	0.5	286.8
Specialty Sciences	53.4	(54.5)	76.4	7,799.5
Other	20.2	0.8	0.4	104.4
Unallocated expenses	—	(18.5)	—	—
Total	$1,004.2	$103.3	$107.4	$13,742.8

	Nine Months Ended
	March 28, 2015
	Net Sales	Operating Income (Loss)	Amortization of Intangibles
Consumer Healthcare	$1,560.2	$232.0	$26.0
Nutritionals	385.7	26.9	21.6
Rx Pharmaceuticals	722.8	274.4	53.3
API	85.5	24.9	1.5
Specialty Sciences	260.4	29.8	218.4
Other	57.7	3.4	1.1
Unallocated expenses	—	(70.7)	—
Total	$3,072.3	$520.7	$321.9

	Nine Months Ended (1)
	March 29, 2014
	Net Sales	Operating Income (Loss)	Amortization of Intangibles
Consumer Healthcare	$1,612.1	$263.8	$15.9
Nutritionals	406.6	28.3	22.1
Rx Pharmaceuticals	673.6	260.5	55.2
API	105.2	37.4	1.6
Specialty Sciences (2)	60.8	(73.5)	85.0
Other	58.3	2.6	1.3
Unallocated expenses	—	(149.7)	—
Total	$2,916.6	$369.5	$181.1

(1) Amounts may not foot due to rounding.
(2) Specialty Sciences represents activity for the period beginning on December 18, 2013 and ending March 29, 2014.

In conjunction with the closing of the Omega acquisition on March 30, 2015, the Company changed its reporting segments to better align with the Company's organizational structure and reflect the way in which the Chief Operating Decision Maker now reviews the Company's operating results. This reporting change will take effect starting in the fourth quarter of fiscal 2015. See Note 1 for more information.

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

NOTE 16 – SUBSEQUENT EVENTS

Rejection of Unsolicited Proposal from Mylan

On April 6, 2015, Mylan N.V. ("Mylan") sent the Company a letter containing an unsolicited proposal to acquire all of the outstanding ordinary shares of Perrigo for $205.00 per share (the "Proposal"), which Mylan made public on April 8. Following a comprehensive review, the Company's Board of Directors unanimously rejected the Proposal, concluding that it substantially undervalued the Company and its future growth prospects, and was not in the best interests of Perrigo’s shareholders.

On April 24, 2015 Mylan provided a firm offer to acquire all of the outstanding ordinary shares of Perrigo for $60.00 per share in cash and 2.2 Mylan ordinary shares for each Perrigo ordinary share (the “Offer”). The same day, the Company announced its rejection of the Offer, citing the same reasons as its rejection of the Proposal.

On April 29, 2015, Mylan announced a revised offer to acquire all of the outstanding ordinary shares of Perrigo for $75.00 per share in cash and 2.3 Mylan ordinary shares for each Perrigo ordinary share (the “Revised Offer”). The same day, the Company announced its rejection of the Revised Offer.

Prior to making the Proposal, Mylan was the subject of market speculation related to a possible offer for Mylan from Teva Pharmaceutical Industries Ltd. ("Teva"). On April 21, 2015, Teva announced an unsolicited proposal to acquire all of the outstanding shares of Mylan for $82.00 per share, with the consideration to be comprised of approximately 50 percent cash and 50 percent stock. On April 27, 2015, Mylan announced that its Board of Directors had rejected this proposal, following which Teva announced that it reiterated its commitment to its proposal.

Omega Acquisition Closing

On March 30, 2015, the Company completed its acquisition of Omega, a limited liability company incorporated under the laws of Belgium (the "Acquisition"). The Company purchased 95.77% of the issued and outstanding share capital of Omega (685,348,257 shares) from Alychlo NV (“Alychlo”) and Holdco I BE NV (“Holdco” and, together with Alychlo, the “Sellers”), limited liability companies incorporated under the laws of Belgium under the terms of the Share Purchase Agreement dated November 6, 2014 (the "Share Purchase Agreement"). Omega holds the remaining 30,243,983 shares as treasury shares.

The Sellers have agreed to indemnify the Company for certain potential future losses. The Sellers’ indemnification and other obligations to the Company under the Share Purchase Agreement are secured up to $268.7 million(1). Under the terms of the Share Purchase Agreement, Alychlo and its affiliates are subject to a three-year non-compete in Europe, and the Sellers are subject to a two-year non-solicit, in each case subject to certain exceptions. The Share Purchase Agreement contains other customary representations, warranties, and covenants of the parties thereto.

Consideration paid totaled $4.4 billion, and consisted of $2.1 billion of cash (inclusive of $67.7 million in interest incurred from November 6, 2014, the date on which the Company entered into the agreement to purchase Omega, through the closing date), the assumption of $1.4 billion of Omega debt as detailed below, and the issuance of 5,397,711 Perrigo shares. The cash consideration was financed by a combination of debt and equity issued by the Company, as further described in Notes 8 and 9.

(1) Amounts are denominated in euros and are shown translated at an exchange rate of €1 = $1.0834 as of March 30, 2015.

In connection with the Acquisition, the Company assumed all outstanding indebtedness of Omega and its subsidiaries, which included:

i.	Senior notes: $146.3 million(1) of 5.1045% senior notes due 2023 and $20.0 million of 6.19% senior notes due 2016;

ii.	Retail bonds: $325.0 million(1) of 5.125% retail bonds due 2017, $195.0 million(1) of 4.500% retail bonds due 2017, and $130.0 million(1) of 5.000% retail bonds due 2019;

iii.	Revolving credit facility with $541.7 million(1) outstanding; and

iv.	Certain overdraft facilities totaling $54.2 million(1).

On April 8, 2015, the Company repaid the amount outstanding under Omega's revolving credit facility described above ($539.1 million at the April 8, 2015 exchange rate of €1 = $1.0782) and terminated the facility.

Omega is a leading European OTC Company and is expected to provide the Company several key benefits including advancing the Company's growth strategy outside the U.S. by providing access across a larger global platform with critical mass in key European countries, establishing commercial infrastructure in the high-barrier to entry European OTC marketplace, strengthening the Company's product portfolio while enhancing scale and distribution, enhancing the Company's financial profile, and expanding the Company's international management capabilities.

The initial accounting for the Acquisition is incomplete. Significant relevant information needed to complete the accounting is not available because the valuation for the assets acquired and liabilities assumed is not complete. As a result, determining those values is not practicable and the Company is unable to disclose these values or provide other relevant disclosures at this time.

The Company incurred costs in connection with the Acquisition related to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. The amounts recorded were not allocated to a reporting segment. The table below details the transaction costs, as well as losses on hedging activities associated with the Acquisition, and where they were recorded for the three and nine months ended March 28, 2015 (in millions):

	Three Months Ended	Nine Months Ended
Line item	March 28, 2015
Administration	$2.0	$13.6
Interest expense, net	18.7	23.7
Other expense, net	258.2	323.9
Loss on extinguishment of debt	—	9.6
Total Acquisition-related costs	$278.9	$370.8

See Note 7 for further details on losses on Omega-related hedging activities shown above in Other expense, net, and Note 8 for details on the loss on extinguishment of debt.

(1) Amounts are denominated in euros and are shown translated at an exchange rate of €1 = $1.0834 as of March 30, 2015.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER AND YEAR-TO-DATE FOR FISCAL YEARS 2015 AND 2014

EXECUTIVE OVERVIEW

The Company closed on its acquisition of Omega Pharma Invest NV ("Omega") on March 30, 2015, after the end of its third fiscal quarter. Therefore, Omega is not included in this quarter's results. See Note 16 to the Condensed Consolidated Statements for further information on the Omega acquisition.

Perrigo Company plc (formerly known as Perrigo Company Limited, and prior thereto, Blisfont Limited) ("Perrigo" or "the Company"), was incorporated under the laws of Ireland on June 28, 2013, and became the successor registrant of Perrigo Company on December 18, 2013 in connection with the consummation of the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2. With the acquisition of Omega, the Company is now a top five global over-the-counter ("OTC") consumer goods and pharmaceutical company, offering consumers and customers high quality products at affordable prices. From its beginnings in 1887 as a packager of generic home remedies, the Company has grown to become the world's largest manufacturer of OTC products and supplier of infant formulas for the store brand market. The Company is also a leading provider of branded OTC products, generic extended topical prescription products and receives royalties from Multiple Sclerosis drug Tysabri®. Perrigo provides “Quality Affordable Healthcare Products®” across a wide variety of product categories and geographies, primarily in North America, Europe, and Australia, as well as other key markets including Israel and China.

Segments

For the three and nine months ended March 28, 2015 and March 29, 2014, the Company has five reportable segments, aligned primarily by type of product: Consumer Healthcare, Nutritionals, Rx Pharmaceuticals, API, and Specialty Sciences. In addition, the Company has an Other category that consists of the Israel Pharmaceutical and Diagnostic Products operating segment, which does not individually meet the quantitative thresholds required to be a separately reportable segment.

•
The Consumer Healthcare ("CHC") segment is the world’s largest store brand marketer and manufacturer of OTC pharmaceutical products. Major product categories include analgesics, cough/cold/allergy/sinus, gastrointestinal, smoking cessation, animal health, and secondary product categories include feminine hygiene, diabetes care and dermatological care.

The CHC business markets products comparable in quality and effectiveness to national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. Generally, the retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. Therefore, the Company's business model saves consumers on their healthcare spending. The Company, one of the original architects of private label pharmaceuticals, is the market leader for consumer healthcare products in many of the geographies where it currently competes – the U.S., U.K., and Mexico – and is developing its position in Australia. The Company's market share of OTC store brand products has grown in recent years as new products, retailer efforts to increase consumer education and awareness, and economic conditions have directed consumers to the value of store brand product offerings.

•
The Nutritionals segment develops, manufactures, markets and distributes store brand infant and toddler formula products, infant and toddler foods, and vitamin, mineral and dietary supplement ("VMS") products to retailers, distributors and consumers primarily in the U.S., Canada, Mexico, and China. Similar to the Consumer Healthcare segment, this business markets store brand products comparable in quality and formulation to the national brand products. The cost to the retailer of a store brand product is significantly lower than that of a comparable nationally advertised brand-name product. The retailer, therefore, can price a store brand product below the competing national brand product yet realize a greater profit margin. All infant formulas sold in the U.S. are subject to the same regulations governing manufacturing and ingredients under the Infant Formula Act of 1980, as amended. Store brands, which offer substantial savings to consumers, must meet the same U.S. Food and Drug Administration ("FDA") requirements as the national brands. Substantially all products are developed using ingredients and formulas comparable to those of national brand products. In most instances, packaging is designed to increase visibility of store brand products and to invite and reinforce comparison to national brand products in order to communicate store brand value to the consumer.

•
The Rx Pharmaceuticals segment develops, manufactures and markets a portfolio of prescription ("Rx") drugs primarily for the U.S. market. The Company defines this portfolio as predominantly “extended topical” and "specialty" as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions and powders. The portfolio also includes select controlled substances, injectables, hormones, oral solid dosage forms and oral liquid formulations. The strategy in the Rx Pharmaceuticals segment is to be the first to market with those new products that are exposed to less competition because they have formulations that are more difficult and costly to develop and launch (e.g., extended topicals, specialty solutions or products containing controlled substances). In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as “ORx®” marketing). ORx® products are OTC products available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. The Company offers over 100 ORx® products reimbursable through many health plans and Medicaid and Medicare programs.

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

In conjunction with the closing of its acquisition of Omega, the Company changed its reporting segments in the fourth quarter of fiscal 2015 to better align with the Company's organizational structure. These organizational changes were made to optimize the Company's structure to better serve its customers and to reflect the way in which the Chief Operating Decision Maker now reviews the Company's operating results. See Note 1 to the Condensed Consolidated Financial Statements for details on the Company's new reporting segments, which are effective beginning in the fourth quarter of fiscal 2015.

Seasonality

The Company has historically been impacted by seasonal demand and consumer dynamics in the retail environment in which its customers operate. Accordingly, operating results for the three and nine months ended March 28, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year.  The Company’s sales of OTC pharmaceutical products typically are subject to seasonal demands for cough/cold/flu products in its second and third fiscal quarters, and allergy products in its first and fourth fiscal quarters. In addition, the Company's animal health products are subject to seasonal demand for flea and tick products, which typically peaks during the warmer weather months. Omega's sales are also impacted by seasonality and tend to peak in the fourth fiscal quarter due to increased demand for seasonal health and wellness products.

The Consumer Healthcare segment was unfavorably impacted in the first half of fiscal 2015 as a result of category decreases, driven primarily by timing differences related to seasonal promotions and lower contract sales.

In addition, the Nutritionals segment was impacted by competitive market dynamics in the VMS and infant foods categories. These factors resulted in lower sales in these segments for the first half of fiscal 2015 as compared to fiscal 2014. Other than the market dynamics in the VMS and infant foods categories, the Company does not expect these trends to continue. The Company anticipates that the absence of these trends, combined with expected higher new product sales in the fourth quarter of fiscal 2015, will result in stronger fourth quarter results compared to historical fiscal year comparisons.

Consolidated Results

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$1,049.1	$1,004.2	$44.9	4%
Gross profit	$378.8	$315.0	$63.8	20%
Gross profit %	36.1%	31.4%
Operating expenses	$179.6	$211.7	$(32.1)	(15)%
Operating expenses %	17.1%	21.1%
Operating income	$199.2	$103.3	$95.9	93%
Operating income %	19.0%	10.3%
Interest and other, net	$301.9	$40.6	$261.3	644%
Income tax expense (benefit)	$(7.8)	$14.6	$(22.4)	153%
Net income (loss)	$(94.9)	$48.1	$(143.0)	297%

The increase in net sales of $44.9 million for the third quarter of fiscal 2015 was driven primarily by new product sales of $80.8 million and $28.5 million of incremental royalty sales of Tysabri®. This increase was offset partially by lower sales volumes on certain products in the CHC and Nutritionals segments, discontinued products of $22.6 million, and $21.4 million of unfavorable changes in foreign currency exchange rates, including the amount due to Tysabri® royalty sales.

Third quarter fiscal 2015 gross profit and gross profit percentage increased due primarily to increased sales in the Rx segment, improved efficiencies in manufacturing facilities, and improved product mix.

Operating expenses decreased due largely to the absence of the Elan acquisition costs and restructuring expenses that were recorded in fiscal 2014, and reduced administrative and selling expenses as a result of increased efficiencies. The increase in Interest and other, net, was due primarily to the losses incurred in the current quarter related to the Company's derivative activities in connection with the Omega acquisition.

Year-to-date

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$3,072.3	$2,916.6	$155.7	5%
Gross profit	$1,084.3	$1,031.9	$52.4	5%
Gross profit %	35.3%	35.4%
Operating expenses	$563.6	$662.4	$(98.8)	(15)%
Operating expenses %	18.3%	22.7%
Operating income	$520.7	$369.5	$151.2	41%
Operating income %	16.9%	12.7%
Interest and other, net	$430.1	$262.6	$167.5	64%
Income tax expense (benefit)	$19.1	$33.5	$(14.4)	(43)%
Net income (loss)	$71.5	$73.4	$(1.9)	(3)%

The year-to-date increase in net sales of $155.7 million was driven primarily by $199.6 million of incremental Tysabri® royalty sales and by new product sales of $158.1 million. This increase was offset partially by lower sales volumes on certain products in the CHC and Nutritionals segments, lower U.S. sales of temozolomide due to the expiration of a 180-day exclusivity period that was in effect during the first half of fiscal 2014, and $26.9 million of unfavorable movement in foreign currency exchange rates, including the amount due to Tysabri® royalty sales.

The year-to-date gross profit for fiscal 2015 increased due mainly to increased sales in the Rx segment and improved efficiencies in manufacturing facilities. The gross profit percentage decreased slightly due primarily to changes in product mix.

Operating expenses decreased due largely to the absence of the Elan acquisition costs and restructuring expenses that were recorded in fiscal 2014, and reduced administrative and selling expenses as a result of increased efficiencies. The increase in Interest and other, net, was due primarily to the losses incurred in the current year related to the Company's derivative activities in connection with the Omega acquisition, offset partially by a decrease in the loss on extinguishment of debt compared to the prior year.

Further details related to current year results, including results by segment, are included below under "Results of Operations".

Events Impacting Future Results

Rejection of unsolicited proposal from Mylan

On April 6, 2015, Mylan N.V. ("Mylan") sent the Company a letter containing an unsolicited proposal to acquire all of the outstanding ordinary shares of Perrigo for $205.00 per share (the "Proposal"), which Mylan made public on April 8. Following a comprehensive review, the Company's Board of Directors unanimously rejected the Proposal, concluding that it substantially undervalued the Company and its future growth prospects, and was not in the best interests of Perrigo’s shareholders.
On April 24, 2015 Mylan provided a firm offer to acquire all of the outstanding ordinary shares of Perrigo for $60.00 per share in cash and 2.2 Mylan ordinary shares for each Perrigo ordinary share (the “Offer”). The same day, the Company announced its rejection of the Offer, citing the same reasons as its rejection of the Proposal.

On April 29, 2015, Mylan announced a revised offer to acquire all of the outstanding ordinary shares of Perrigo for $75.00 per share in cash and 2.3 Mylan ordinary shares for each Perrigo ordinary share (the “Revised Offer”). The same day, the Company announced its rejection of the Revised Offer.

Prior to making the Proposal, Mylan was the subject of market speculation related to a possible offer for Mylan from Teva Pharmaceutical Industries Ltd. ("Teva"). On April 21, 2015, Teva announced an unsolicited proposal to acquire all of the outstanding shares of Mylan for $82.00 per share, with the consideration to be comprised of approximately 50 percent cash and 50 percent stock. On April 27, 2015, Mylan announced that its Board of Directors had rejected this proposal, following which Teva announced that it reiterated its commitment to its proposal.

The Company has incurred expenses and costs in connection with evaluating and responding to the Proposal, Offer, and Revised Offer. If Mylan pursues further proposals or offers, the Company anticipates that it will incur additional expenses and costs. The expenses and costs already incurred and any such future expenses and costs will have an impact on the Company's fourth quarter results.

Omega acquisition

On March 30, 2015, the Company completed its acquisition of Omega (the "Acquisition"). The Acquisition will provide the Company with a larger product portfolio, broader global reach, and enhanced scale beginning in the fourth quarter of fiscal 2015. See Note 16 to the Condensed Consolidated Financial Statements for further details on the Acquisition. The Company's future results will be impacted by a variety of factors related to the Acquisition, some of which may be material, including but not limited to: the addition of Omega to the Company's operations, costs incurred to complete the Acquisition, repayment of certain of Omega's debt, amortization of acquired intangible assets, and restructuring and integration-related charges.

Change in fiscal year-end

In the second quarter of fiscal 2015, the Company announced that its fiscal year-end will begin on January 1 and end on December 31 of each year, starting on January 1, 2016. The Company's current fiscal year will end on June 27, 2015, followed by a transition period from June 28, 2015 to December 31, 2015. The Company plans to disclose the results of the transition period on a Form 10-KT transition report. The Company's future results will be impacted by costs the Company incurs in connection with this change over the next nine months.

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

The Company has filed breach of contract litigation against a third party as it believes the third party has wrongfully enabled a competitor against the Company on a new product line in the animal health category. The Company moved for a preliminary injunction to prevent the third party from licensing or otherwise enabling the competitor from entering or staying on the over-the-counter market with a directly competing product. During the third quarter of fiscal 2015, the motion was denied. The Company had goodwill and intangible assets with a total net book value of $434.4 million as of March 28, 2015 attributable to its Animal Heath reporting unit. The Company also had a supply agreement with this third party that expired at the end of calendar year 2014 and has not been renewed. The Company deemed the events described above to be indicators of potential impairment of its Animal Health reporting unit's intangible assets, which include goodwill, indefinite-lived intangible assets, and definite-lived intangible assets. The Company performed impairment testing for all of its Animal Health intangible assets as of March 28, 2015 and none were determined to be impaired. The Company will continue to monitor and assess its Animal Health intangible assets for potential impairment should further impairment indicators arise and at least annually as applicable.

RESULTS OF OPERATIONS

Consumer Healthcare

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$537.3	$537.3	$—	—%
Gross profit	$170.8	$169.0	$1.8	1%
Gross profit %	31.8%	31.5%
Operating expenses	$78.9	$84.6	$(5.7)	(7)%
Operating expenses %	14.7%	15.8%
Operating income	$91.8	$84.4	$7.4	9%
Operating income %	17.1%	15.7%

Third quarter fiscal 2015 net sales were flat compared to the third quarter of fiscal 2014. A $24.9 million increase in new products and a $27.8 million increase in the sale of existing products primarily in the cough/cold and analgesics categories were offset partially by a $13.0 million decrease in contract manufacturing, $12.5 million of discontinued products, $6.7 million of unfavorable foreign currency movement, and decreased sales in certain existing products. The decrease in the contract manufacturing categories was attributable to a branded customer's return to the market and the loss of the animal health supply contract described in "Events Impacting Future Results - Competitors".

Third quarter fiscal 2015 gross profit and gross profit percentage increased as a result of improved efficiencies in manufacturing facilities and improved product mix. Third quarter fiscal 2015 operating expenses decreased $5.7 million compared to the prior year due to lower advertising and promotional expenses compared to the prior year and timing of research and development ("R&D") spending.

Year-to-date

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$1,560.2	$1,612.1	$(51.9)	(3)%
Gross profit	$492.4	$517.7	$(25.3)	(5)%
Gross profit %	31.6%	32.1%
Operating expenses	$260.4	$253.9	$6.5	3%
Operating expenses %	16.7%	15.7%
Operating income	$232.0	$263.8	$(31.8)	(12)%
Operating income %	14.9%	16.4%

Year-to-date fiscal 2015 net sales decreased $51.9 million compared to the prior year. An increase of $40.1 million in the smoking cessation category due, in part, to certain national brand products not being available to consumers due to manufacturing and supply issues, as well as a $53.2 million increase from new product sales and sales attributable to the Aspen acquisition, were offset by a $127.6 million decrease primarily in the contract manufacturing, cough/cold, analgesics, gastrointestinal, and animal health categories, $13.6 million in discontinued products, and $7.3 million in unfavorable foreign currency movement. The contract manufacturing and analgesics categories decreased due to a branded customer's return to the market. The cough/cold category decrease was driven primarily by timing differences related to seasonal promotions.

The year-to-date fiscal 2015 gross profit and gross profit percentage decreases were due primarily to lower sales and incremental amortization expense attributable to the Aspen acquisition. Year-to-date fiscal 2015 operating expenses increased $6.5 million compared to the prior year due primarily to a $10.0 million option payment related to a collaboration agreement made in fiscal 2015 (refer to Note 15 to the Condensed Consolidated Financial Statements for additional information).

Nutritionals

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$129.9	$137.8	$(7.9)	(6)%
Gross profit	$35.3	$35.2	$0.1	—%
Gross profit %	27.2%	25.6%
Operating expenses	$24.1	$27.9	$(3.8)	(14)%
Operating expenses %	18.5%	20.3%
Operating income	$11.2	$7.3	$3.9	53%
Operating income %	8.6%	5.3%

Third quarter fiscal 2015 net sales decreased $7.9 million compared to the prior year. An increase of $15.6 million in new product sales was offset primarily by $8.9 million in discontinued products and a $10.7 million decrease in the VMS category. The decrease in the VMS category was due primarily to increased competition in the marketplace and pricing pressures.

Third quarter fiscal 2015 gross profit and gross profit percentage increased compared to the prior year due primarily to the receipt of a $2.2 million inventory insurance recovery and improved product mix. Third quarter fiscal 2015 operating expenses decreased as a result of lower selling and administrative expenses. The decrease in administrative expenses was due to the absence of a $2.0 million legal settlement that was incurred in the prior year period.

Year-to-date

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$385.7	$406.6	$(20.9)	(5)%
Gross profit	$100.6	$104.8	$(4.2)	(4)%
Gross profit %	26.1%	25.8%
Operating expenses	$73.6	$76.5	$(2.9)	(4)%
Operating expenses %	19.1%	18.8%
Operating income	$26.9	$28.3	$(1.4)	(5)%
Operating income %	7.0%	7.0%

Year-to-date fiscal 2015 net sales decreased $20.9 million compared to the prior year. An increase of $34.7 million in new product sales was offset primarily by $24.7 million in discontinued products and by a $23.0 million decrease in the VMS category. The decrease in the VMS category was due primarily to increased competition in the marketplace and pricing pressures.

Year-to-date fiscal 2015 gross profit decreased compared to the prior year due primarily to increased competition in the marketplace and pricing pressures in the VMS category. The gross profit percentage increased due to improved product mix. Year-to-date fiscal 2015 operating expenses decreased as a result of the absence of a $2.0 million legal settlement that was incurred in the prior year period.

Rx Pharmaceuticals

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$251.6	$223.4	$28.2	13%
Gross profit	$141.7	$112.9	$28.8	25%
Gross profit %	56.3%	50.5%
Operating expenses	$41.7	$35.9	$5.8	16%
Operating expenses %	16.6%	16.1%
Operating income	$100.0	$77.0	$23.0	30%
Operating income %	39.7%	34.5%

Third quarter fiscal 2015 net sales increased by $28.2 million compared to the prior year. New product sales of $39.8 million, driven by the successful launches of clobetasol spray and testosterone 1.0%, and $7.6 million attributable to acquisitions, were offset partially by a decrease in volumes of certain products and discontinued products.

Third quarter fiscal 2015 gross profit increased due to the higher sales in the quarter and an improved gross profit percentage. The gross profit percentage increased due primarily to product mix and pricing initiatives taken in the first fiscal quarter, as well as favorable foreign exchange movement for products manufactured in Israel. Third quarter fiscal 2015 operating expenses increased due to higher R&D expenses resulting from planned higher spending on new product development, and increased selling and administration expense related to the specialty pharmaceuticals sales force.

Year-to-date

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$722.8	$673.6	$49.2	7%
Gross profit	$387.6	$354.2	$33.4	9%
Gross profit %	53.6%	52.6%
Operating expenses	$113.2	$93.7	$19.5	21%
Operating expenses %	15.7%	13.9%
Operating income	$274.4	$260.5	$13.9	5%
Operating income %	38.0%	38.7%

Year-to-date fiscal 2015 net sales increased by $49.2 million compared to the prior year period. New product launches of $80.8 million and $15.0 million of sales attributable to acquisitions were offset partially by discontinued products of $26.3 million and a decrease in volumes of certain existing products.

Year-to-date fiscal 2015 gross profit increased due to the higher sales in the year and an improved gross profit percentage. The gross profit percentage increased due primarily to product mix and pricing initiatives taken in the first fiscal quarter, as well as favorable foreign exchange movement for products manufactured in Israel. Year-to-date fiscal 2015 operating expenses increased due primarily to higher research and development expenses resulting from planned higher spending on new product development, and increased selling and administration expense related to the specialty pharmaceuticals sales force.

API

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$30.7	$32.0	$(1.3)	(4)%
Gross profit	$15.8	$14.0	$1.8	13%
Gross profit %	51.5%	43.6%
Operating expenses	$5.3	$7.2	$(1.9)	(27)%
Operating expenses %	17.3%	22.6%
Operating income	$10.5	$6.8	$3.7	55%
Operating income %	34.1%	21.0%

Third quarter fiscal 2015 net sales decreased $1.3 million compared to third quarter of fiscal 2014 due to a slight increase in sales of existing products offset by unfavorable changes in foreign currency exchange rates. Third quarter fiscal 2015 gross profit and gross profit percentage increased as a result of cost containment and improved product mix. Third quarter fiscal 2015 operating expenses decreased as a result of planned reductions in R&D spending and other administrative expenses.

Year-to-date

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$85.5	$105.2	$(19.7)	(19)%
Gross profit	$41.9	$60.3	$(18.4)	(30)%
Gross profit %	49.1%	57.4%
Operating expenses	$17.0	$22.9	$(5.9)	(26)%
Operating expenses %	19.9%	21.8%
Operating income	$24.9	$37.4	$(12.5)	(33)%
Operating income %	29.2%	35.5%

Year-to-date fiscal 2015 net sales decreased $19.7 million compared to the prior year due primarily to a decrease in the U.S. sales of temozolomide, competition on certain products, and unfavorable changes in foreign currency exchange rates. The U.S. sale of temozolomide had a 180-day exclusivity period that was in effect during the first half of fiscal 2014.

Year-to-date fiscal 2015 gross profit and gross profit percentage decreased due primarily to the loss of exclusivity rights on the product mentioned above. Year-to-date fiscal 2015 operating expenses decreased as a result of proactive cost controls, including headcount reduction and certain decreases in R&D spending.

Specialty Sciences

Specialty Sciences net sales represent royalties received from the global sales of the Multiple Sclerosis drug Tysabri®, which is manufactured, marketed, and distributed by Biogen. Gross profit consists primarily of net sales less intangible asset amortization.

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$81.9	$53.4	$28.5	53%
Gross profit (loss)	$9.3	$(22.9)	$32.2	141%
Gross profit (loss) %	11.4%	(42.9)%
Operating expenses	$3.9	$31.6	$(27.7)	(88)%
Operating expenses %	4.7%	59.1%
Operating income (loss)	$5.5	$(54.5)	$60.0	110%
Operating income (loss) %	6.7%	(102.1)%

Third quarter fiscal 2015 net sales and gross profit increased compared to the third quarter of fiscal 2014 as a result of the Tysabri® royalty percentage increasing from 12% to 18%, which was effective subsequent to May 1, 2014. The decrease in operating expenses was due to the discontinuance of a product development program and certain administrative expenses, as well as the absence of $17.7 million of restructuring expense recorded in the third quarter fiscal 2014.

Year-to-date

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 28, 2014 (1)
Net sales	$260.4	$60.8	$199.6	328%
Gross profit (loss)	$42.8	$(24.2)	$67.0	(277)%
Gross profit (loss) %	16.4%	(39.8)%
Operating expenses	$13.0	$49.3	$(36.3)	(74)%
Operating expenses %	5.0%	81.0%
Operating income (loss)	$29.8	$(73.5)	$103.3	(141)%
Operating income (loss) %	11.5%	(120.8)%
(1) Includes activity from December 18, 2013, the date the Company acquired Elan, through March 28, 2014.

Year-to-date fiscal 2015 net sales and gross profit increased compared to fiscal 2014 as a result of the increase in the Tysabri® royalty percentage described above. The decrease in operating expenses was due to the discontinuance of a product development program as well as the absence of $32.0 million of restructuring expense recorded in fiscal 2014.

Other

The Other category consists of the Company's Israel Pharmaceutical and Diagnostic Products business, which does not individually meet the quantitative thresholds required to be a reportable segment.

Quarter-to-date

	Three Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$17.7	$20.2	$(2.5)	(13)%
Gross profit	$5.9	$6.7	$(0.8)	(13)%
Gross profit %	33.5%	33.3%
Operating expenses	$4.6	$5.9	$(1.3)	(22)%
Operating expenses %	26.1%	29.2%
Operating income	$1.3	$0.8	$0.5	56%
Operating income %	7.4%	4.2%

Third quarter fiscal 2015 net sales decreased $2.5 million compared to the prior year due to unfavorable changes in foreign currency exchange rates. The gross profit decrease was in line with the net sales decrease. Operating expenses decreased due to favorable changes in foreign currency exchange rates.

Year-to-date

	Nine Months Ended		Increase/(Decrease)	% Change
($ in millions)	March 28, 2015	March 29, 2014
Net sales	$57.7	$58.3	$(0.6)	(1)%
Gross profit	$19.0	$19.1	$(0.1)	(2)%
Gross profit %	33.0%	32.7%
Operating expenses	$15.7	$16.5	$(0.8)	(4)%
Operating expenses %	27.2%	28.2%
Operating income	$3.4	$2.6	$0.8	27%
Operating income %	5.8%	4.5%

Year-to-date fiscal 2015 net sales decreased $0.6 million compared to fiscal 2014. An increase in sales of $3.0 million was more than offset by unfavorable changes in foreign currency exchange rates. Gross profit and gross profit percentage remained relatively flat compared to the prior year period. Operating expenses decreased due to lower selling expenses as well as favorable changes in foreign currency exchange rates.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to the segments and are recorded above Operating income on the Condensed Consolidated Statements of Operations.

Unallocated expenses increased from $18.5 million in the third quarter of fiscal 2014 to $21.1 million in the third quarter fiscal 2015 due to a slight increase in share-based compensation expense.

Year-to-date unallocated expenses decreased to $70.7 million during fiscal 2015 from $149.6 million in the prior year, due to the reduction in acquisition-related costs. These costs totaled $13.6 million for year-to-date fiscal 2015 and related to the Omega acquisition, and totaled $105.7 million for year-to-date fiscal 2014 and related to the Elan acquisition.

Interest and Other (Consolidated)

Interest expense for the third quarter was $43.4 million for fiscal 2015 and $26.6 million for fiscal 2014. Year-to-date interest expense was $100.6 million for fiscal 2015 and $79.1 million for fiscal 2014. The increase in interest expense was due to the incremental debt incurred to finance the Omega acquisition. Interest income was not material in any period.

Other expense, net, was $258.6 million during the third quarter of fiscal 2015, compared to $14.4 million during the third quarter of fiscal 2014, and $320.5 million for year-to-date fiscal 2015, compared to $19.5 million for year-to-date fiscal 2014. The substantial increase in both fiscal 2015 periods over the comparable fiscal 2014 periods was due primarily to the Company's derivatives used to economically hedge fluctuations in the euro-denominated purchase price of the Omega acquisition, which resulted in losses of $259.8 million and $324.5 million during the three and nine months ended March 28, 2015.

The losses on the derivatives due to changes in the EUR/USD exchange rate prior to their settlement in March 2015 economically offset the final settlement of the euro-denominated Omega purchase price on March 30, 2015. For further details on these derivative activities, refer to Note 7 to the Condensed Consolidated Financial Statements. The loss from derivative activity for year-to-date fiscal 2015 was offset partially by a gain of $12.5 million from the transfer of a rights agreement during the second quarter of fiscal 2015.

As a result of the debt retirements and modifications further described in Note 8 to the Condensed Consolidated Financial Statements, the Company recorded a loss on extinguishment of debt of $9.6 million during the nine months ended March 28, 2015 and $165.8 million during the nine months ended March 29, 2014.

Income Taxes (Consolidated)

The effective tax rate for the three months ended March 28, 2015 was a benefit of 7.6% on a net loss reported in the period. For the three months ended March 29, 2014, the effective tax rate on income was 23.3%. The effective tax rates on income for the nine months ended March 28, 2015 and March 29, 2014 were 21.1% and 31.3%, respectively. The effective tax rates for the three and nine months ended March 28, 2015 were impacted by changes to the estimated jurisdictional mix of income. Additionally, the effective tax rate for the nine months ended March 29, 2014 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million.
Although the Company believes that its tax estimates are reasonable and that the Company prepares its tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from its estimates or from its historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

The Company is currently under audit by the Israel Tax Authority and the Internal Revenue Service for fiscal 2011 and 2012. The IRS audit of fiscal 2009 and 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While the Company had previously agreed on certain adjustments and made associated payments of $8.0 million inclusive of interest in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same fiscal 2009 and 2010 audit. The statutory notice asserted an incremental tax obligation of approximately $69.2 million, inclusive of interest and penalties. The Company disagrees with the IRS’s positions asserted in the notice of deficiency and plans to contest them in U.S. Federal court. In January 2015, the Company paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court. The payment was recorded in the third fiscal quarter as a deferred charge on the balance sheet given the Company's anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on the Company's consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, the Company cannot predict the outcome of any audit or related litigation.

Financial Condition, Liquidity and Capital Resources

The Company finances its operations with internally-generated funds, supplemented by credit arrangements with third parties and capital market financing. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit facilities and securities offerings. Based on the Company's current financial condition and credit relationships, management believes that the Company's cash, cash equivalents, cash flows from operations, and borrowings available under the Company's credit facilities are sufficient to provide for the Company's current and foreseeable capital requirements. However, management continues to evaluate the impact of commercial and capital market conditions on liquidity and may determine that modifications to the capital structure are appropriate if market conditions deteriorate or if favorable capital market opportunities become available.

Although the Company's lenders have made commitments to make funds available in a timely fashion, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit ratings or capital ratios, these lenders may be unable or unwilling to lend money pursuant to the Company's existing credit facilities.

Cash

At March 28, 2015, the Company had cash and cash equivalents of $3.4 billion, an increase of $2.6 billion from June 28, 2014, and working capital, including cash, of $3.8 billion, an increase of $2.4 billion from June 28, 2014. A significant portion of this increase was due to financing activities the Company undertook to finance the Omega Acquisition, as further described below under "Financing activities." Subsequent to the end of the third quarter, the cash was used to fund the cash consideration of the Omega purchase price and to repay a portion of Omega's outstanding debt, which the Company assumed upon completion of the Acquisition.

	Nine Months Ended
(in millions)	March 28, 2015	March 29, 2014
Net cash from (for) operating activities	$735.6	$400.8

Net cash from (for) investing activities	$(490.5)	$(1,645.7)

Net cash from (for) financing activities	$2,477.5	$1,074.9

Operating activities

The Company generated $735.6 million from operating activities during the first nine months of fiscal 2015, a $334.8 million increase over the comparable period in fiscal 2014. A significant portion of the increase in cash from operating activities was due to changes in working capital. Cash received from payments on accounts receivable increased $124.9 million due to higher sales in fiscal 2015 compared to fiscal 2014. The increase was offset partially by a $35.4 million decrease due to increased inventory levels. The remaining increase in operating cash flow was due to increased net earnings after adjusting for non-cash items such as depreciation and amortization, which resulted in an increase of $239.1 million during the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014.

Investing activities

Cash used for investing activities totaled $490.5 million for the first nine months of fiscal 2015, a decrease of $1.2 billion over the comparable period in fiscal 2014. The decrease was due mainly to decreased acquisition activity year-over-year. During fiscal 2015, the Company acquired Lumara for $83.0 million, while in fiscal 2014, the Company acquired Elan for $1.6 billion, net of cash received. Fiscal 2015 investing activities also included $324.5 million of cash outflow related to the cash settlement of non-designated foreign currency derivatives the Company used to hedge the euro-denominated Omega purchase price. A decrease in capital expenditures from $120.0 million during the first nine months of fiscal 2014 to $79.8 million during the first nine months of fiscal 2015 accounted for substantially all of the remaining decrease and was due to differences in the timing of major capital expenditures.

Capital expenditures for fiscal 2015 are anticipated to be between $125 million and $150 million, related primarily to manufacturing productivity and capacity projects and investments at newly acquired entities. The Company expects to fund these estimated capital expenditures with funds from operational cash flows or revolving credit facilities.

Financing activities

Cash generated from financing activities totaled $2.5 billion for the first nine months of fiscal 2015, an increase of $1.4 billion over the comparable period in fiscal 2014. The increase was due primarily to the Company's financing activities to fund the Omega Acquisition, which raised $1.4 billion more than the Company's financing activities in connection with the Elan acquisition in fiscal 2014. Financing for the Omega Acquisition during fiscal 2015 included a public bond offering of $2.5 billion net of discounts and fees, and a public equity offering, which raised $999.3 million net of issuance costs. The Company then used $895.0 million of the proceeds to repay its previous term loans. For more information on these transactions, see Notes 8 and 9 to the Condensed Consolidated Financial Statements.

Cash dividends increased $14.5 million versus the prior year. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors the Board of Directors may consider relevant.

Debt and other borrowings

The Company had $3.9 billion of senior notes and $830.9 million of term loans outstanding at March 28, 2015. Other sources of liquidity include a $600.0 million revolving credit agreement and a $200.0 million accounts receivable securitization program. There were no borrowings outstanding under the revolving credit agreement or securitization program as of March 28, 2015.

Credit ratings

The Company's credit ratings on March 28, 2015 were Baa3 (stable) and BBB (negative) by Moody's Investors Service and Standard and Poor's ("S&P") Rating Services, respectively. These ratings include the impact of the Company's Omega financing activities described above. On April 9, 2015, after the announcement of Mylan’s unsolicited proposal to acquire all of the outstanding ordinary shares of Perrigo, S&P placed the Company’s BBB credit rating on CreditWatch with negative implications.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to the Company by each agency may be subject to revision at any time. Accordingly, management cannot predict whether current credit ratings will remain as disclosed above. Factors that can affect the Company's credit ratings include changes in operating performance, the economic environment, the Company's financial position, and changes in business strategy. If changes in the Company's credit ratings were to occur, they could impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms.

Contractual obligations

Other than the changes to the Company's debt structure in relation to the Omega transaction as discussed in Note 8 to the Condensed Consolidated Financial Statements, there were no material changes in the Company's contractual obligations during the nine months ended March 28, 2015 from those provided in the Company's Annual Report on Form 10-K for the year ended June 28, 2014. See below for a revised schedule of the Company's enforceable and legally binding obligations as of March 28, 2015 related to its short and long-term debt arrangements.

	Payment Due by Period (in millions)
	2015(1)	2016 - 2017	2018 - 2019	After 2019	Total
Short and long-term debt(2)	$54.8	$1,195.1	$999.4	$4,419.4	$6,668.7

(1)     Reflects remaining three months of fiscal 2015.

(2)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at March 28, 2015, as well as capital lease obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of the Company's Annual Report on Form 10-K for the year ended June 28, 2014.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 28, 2015, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Management’s Annual Report on Internal Control over Financial Reporting

In connection with the evaluation by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended March 28, 2015, were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted below.

Changes in Internal Control over Financial Reporting

The Company acquired Elan Corporation plc during the the second quarter of fiscal 2014 (see Note 2 to the Condensed Consolidated Financial Statements). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Elan from its evaluation of internal control over financial reporting as of March 28, 2015. The Company is in the process of documenting and testing Elan's internal controls over financial reporting. The Company will incorporate Elan into its annual report on internal control over financial reporting for its fiscal year ending June 27, 2015. As of March 28, 2015, assets excluded from management's assessment totaled $469.1 million and contributed $260.4 million of net sales and $13.9 million of operating income to the Company's consolidated financial statements for the nine months ended March 28, 2015.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

Refer to Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014 includes a detailed discussion of the Company’s risk factors. Other than the items noted below, there have been no material changes during fiscal 2015 to the risk factors that were included in the Form 10-K.

Risks relating to Omega

The Company may not realize all of the anticipated benefits of the Omega acquisition or those benefits may take longer to realize than expected. The Company may also encounter significant unexpected difficulties in integrating the two businesses.

The Company's ability to realize the anticipated benefits of the Omega acquisition will depend, to a large extent, on its ability to integrate the Perrigo and Omega businesses. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, the Company will be required to devote significant management attention and resources to integrating the business practices and operations of Perrigo and Omega. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by the Company. The failure to meet the challenges involved in integrating the two businesses could cause an interruption of, or a loss of momentum in, the activities of the Company and could adversely affect the Company's business, financial condition, and results of operations.

In addition, the overall integration of the businesses may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from combining the businesses;

•	difficulties in the integration of operations and systems; and

•	difficulties in managing the expanded operations of a significantly larger and more complex company.

Many of these factors will be outside of the Company's control, and any one of them could result in increased or anticipated costs, decreases in the amount of expected sales, and diversion of management’s time and energy, which could materially impact the Company's business, financial condition, and results of operations. In addition, even if the operations of the businesses of Perrigo and Omega are integrated successfully, the Company may not realize the full benefits of the acquisition, including the synergies, cost savings, sales, or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. All of these factors could cause dilution to the Company's earnings per ordinary share, decrease or delay the expected accretive effect of the Omega acquisition, and negatively impact the price of the Company's ordinary shares.

The Company's business has historically focused on the U.S. market, while Omega operates primarily in Europe. The success of the Company's expansion in Europe as a result of the Omega acquisition depends on a number of factors.

Historically, the Company has largely focused on the U.S. market. Omega operates primarily in European markets. After the Omega acquisition, the Company’s expansion in Europe could subject it to additional business, financial, and competitive risks. The Company’s success in the European markets in which Omega operates will depend on a number of factors, such as:

•	consistency and transparency of foreign tax systems, transfer pricing stability across jurisdictions, and ability to reinvest earnings and cash as appropriate;

•	appropriate compliance with import or export licensing requirements;

•	compliance with differing regulatory and legal requirements, including tax laws, trade laws, labor, safety, local content, and consumer protection regulations;

•	ability to adapt to changes in economic and political conditions; and

•	fluctuations in the value of foreign currencies and interest rates.

Many of these factors are beyond the Company's control, and any one of them could result in increased costs, decreased sales, and diversion of management’s time and energy, any or all of which could materially impact the Company's business, financial condition, and results of operations.

Omega’s strategy is dependent upon its broad European commercial and regulatory network and OTC branded product sales. If the reputation of Omega or one or more of its brands erodes significantly, it could have a material impact on the Company's combined financial results.

Omega’s reputation is the foundation of its relationships with key stakeholders and other counterparties, such as customers and suppliers. In addition, many of Omega’s brands have European recognition. This recognition is the result of the large investments that Omega has made in its products over many years. The quality and safety of Omega's products are critical to its business. If Omega is unable to effectively manage real or perceived issues, including concerns about safety, quality, efficacy or similar matters, sentiments toward Omega or its products could be negatively impacted, its ability to operate freely could be impaired, and the Company's combined financial results could suffer.

Omega’s financial success is directly dependent on the success of its brands, and the success of these brands can suffer if marketing plans or product initiatives do not have the desired impact on a brand’s image or ability to attract consumers. The Company's results could also be negatively impacted if an Omega brand's reputation is impaired by a significant product recall, product-related litigation, allegations of product tampering, or the distribution and sale of counterfeit products. Widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination. Negative or inaccurate postings or comments about Omega could generate adverse publicity that could damage the reputation of its brands. In addition, given the association of individual products within Omega's commercial network, an issue with one of its products could negatively affect the reputation of other products, or Omega as a whole, thereby potentially hurting results.

The uncertainties associated with the Omega acquisition may cause key personnel of Omega to leave.

In connection with the acquisition, key employees of Omega may perceive uncertainty about their future role until strategies regarding the combined business are fully executed. Any uncertainty may affect the Company's ability to retain key management, sales, marketing, research and development, technical, and financial personnel. The loss of key personnel may impede the achievement of the Company's objectives with the Omega acquisition.

Political, economic and governmental instability in Russia and Ukraine could materially adversely affect the Company's operations and financial results.

Political, ethnic, religious, historical, and other differences have, on occasion, given rise to tensions within certain regions of Russia and Ukraine. Further, political and economic relations between the United States and Russia and Ukraine, two of the jurisdictions in which Omega operates, are complex. The current situation in Ukraine and Crimea, along with the response of the governments of Russia, the United States, member states of the European Union, the European Union itself, and other nations to this situation, has the potential to materially adversely affect Omega’s operations in Russia and Ukraine. In connection with the current situation in Ukraine, the United States, the European Union, and certain other states have imposed a broad array of sanctions against Russian and Crimean officials, Russian businesses and certain businessmen, including sectoral sanctions applicable to businesses operating in certain sectors of the economy, including energy and finance. Russia has responded with certain countermeasures, including limiting the import of certain goods from the United States and other countries. While the Company does not anticipate that the current sanctions will materially affect Omega’s business directly, if further sanctions are ordered by the European Union, the United States, or other international interests, such sanctions may materially adversely affect Omega’s operations in Russia and the Ukraine.

Omega has not historically been subject to certain U.S. anti-corruption, anti-bribery and economic sanctions laws and regulations to which the Company's business is subject. Any non-compliance could have a negative effect on the Company's business operations, financial condition or results of operations.

Omega has operations, assets, and/or makes sales throughout Europe and in other countries around the world and is now subject to certain laws and regulations to which it was not subject prior to the acquisition, including those related to privacy, anti-corruption, and anti-bribery. For example, the U.S. Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. The U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. State Department administer certain laws and regulations that impose penalties upon U.S. persons and, in some instances, non-U.S. entities, for conducting activities or transacting business with certain countries, governments, entities, or individuals subject to such laws and regulations. While Omega has not historically been subject to U.S. laws and regulations, it has been subject to the U.K. Bribery Act of 2010, which is more restrictive.

Although the Company believes that Omega conducts its business in compliance with applicable anti-corruption, anti-bribery, and economic sanctions laws, the comparable U.S. laws and regulations to which Omega is now subject to may differ in certain ways from those to which Omega was historically subject. Therefore, the Company may determine that certain Omega sales or other activities that were permitted while Omega was an independent company may no longer be permitted. The Company will put into place compliance processes and controls intended to ensure compliance with all U.S. and global laws that now apply to Omega, but might not have applied in the past. If Omega’s operations fail to comply with such laws and regulations, the Company could be subject to governmental investigations, legal or regulatory proceedings, substantial fines, and/or other legal or equitable penalties. Any non-compliance could have a negative effect on the Company's business operations, financial condition, or results of operations.

Omega is subject to regulation by various governmental agencies for manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising, and sales. Changes to existing regulation and/or introduction of new regulation may materially adversely affect Omega’s operations and the conduct of its business.

Various governmental agencies regulate the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising, and sale of Omega’s products. Changes to existing regulation and/or introduction of new regulation may materially adversely affect Omega’s operations and the conduct of its business. Should Omega or one of its third-party suppliers fail to comply with these laws and regulations, it could result in fines, sanctions, increased costs of compliance or third-party litigation, as well as damage to Omega’s brands and reputation.

Omega maintains several single-source supplier relationships. Unavailability or delivery delays of single-source supplier components or products could adversely affect Omega’s ability to ship the related product in a timely manner.

Omega maintains several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect Omega’s ability to ship the related product in a timely manner. Omega also grows, cultivates and harvests raw materials for several naturally occurring products. Climate change and vulnerability of crops to attack by insects, pests, fungus and disease may affect raw material yields, which could materially adversely affect Omega’s ability to supply the related products to customers.

Risks Related to Capital Resources and Liquidity

The Company's leverage and debt service obligations could adversely affect the business.

The Company's total indebtedness as of March 28, 2015 was $4.7 billion, which includes $1.6 billion raised to finance the Omega acquisition. This amount does not include the $1.4 billion principal amount of Omega debt the Company assumed in connection with the closing of the acquisition on March 30, 2015. On April 8, 2015, the

Company repaid $539.1 million of debt that Omega had outstanding under its revolving credit facility and terminated the facility. The degree to which the Company is leveraged could have important consequences for the Company, including, but not limited to:

•	increasing the Company's vulnerability to, and reducing its flexibility to respond to, general adverse economic and industry conditions;

•
requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing cash flow available to fund working capital, capital expenditures, acquisitions, joint ventures, product research and development, or other general corporate purposes;

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

Risks Related to the Business

The Company operates globally and a portion of its net sales, assets, indebtedness and other liabilities and costs are denominated in foreign currencies. The addition of Omega, a euro-denominated business, will represent a significant portion of the consolidated Company’s future results. Currency fluctuations and changes in exchange rates, particularly the EUR/USD exchange rate post the Omega acquisition, could have a material impact on the Company’s business, financial conditions, and results of operations.

Although the Company reports its financial results in U.S. dollars, a portion of the Company’s net sales, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies, including among others the euro, Indian rupee, British pound, Canadian dollar, Australian dollar, and Mexican peso. The addition of Omega, a euro-denominated business which will represent a significant portion of the Company's future net sales and earnings, as well as substantial portion of its net assets, significantly increases the Company’s exposure to changes in the EUR/USD exchange rate. In addition, approximately 25% of Omega’s sales are in other foreign currencies with the majority of the product costs for these markets denominated in euros. The Company’s results of operations and, in some cases, cash flows, have in the past been and may in the future be adversely affected by movements in exchange rates. From time to time, the Company may implement currency hedges or take other actions intended to reduce its exposure to changes in foreign currency exchange rates. Notwithstanding the Company's efforts to foresee and mitigate the effects of changes in exchange rates on its business, its efforts may not be successful. Therefore, the Company will continue to be subject to market fluctuations in exchange rates which could materially impact its results.

Mylan’s unsolicited proposal to purchase all of the Company's outstanding ordinary shares may be disruptive to the business and could have a negative effect on the Company’s business operations, financial condition, or results of operations.

    On April 6, 2015, Mylan N.V. ("Mylan") sent the Company a letter containing an unsolicited proposal to acquire all of the outstanding ordinary shares of Perrigo for $205.00 per share (the "Proposal"), which Mylan made public on April 8. Following a comprehensive review, the Company's Board of Directors unanimously rejected the Proposal, concluding that it substantially undervalued the Company and its future growth prospects, and was not in the best interests of Perrigo’s shareholders.

On April 24, 2015 Mylan provided a firm offer to acquire all of the outstanding ordinary shares of Perrigo for $60.00 per share in cash and 2.2 Mylan ordinary shares for each Perrigo ordinary share (the “Offer”). The same day, the Company announced its rejection of the Offer, citing the same reasons as its rejection of the Proposal.

On April 29, 2015, Mylan announced a revised offer to acquire all of the outstanding ordinary shares of Perrigo for $75.00 per share in cash and 2.3 Mylan ordinary shares for each Perrigo ordinary share (the “Revised Offer”). The same day, the Company announced its rejection of the Revised Offer.

Prior to making the Proposal, Mylan was the subject of market speculation related to a possible offer for Mylan from Teva Pharmaceutical Industries Ltd. ("Teva"). On April 21, 2015, Teva announced an unsolicited proposal to acquire all of the outstanding shares of Mylan for $82.00 per share, with the consideration to be comprised of approximately 50 percent cash and 50 percent stock. On April 27, 2015, Mylan announced that its Board of Directors had rejected this proposal, following which Teva announced that it reiterated its commitment to its proposal.

The uncertainty regarding Mylan’s future actions or further pursuit of a revised proposal or offer may disrupt the Company's business, which could have a negative effect on its business operations, financial condition, or results of operations.

Responding to the Proposal, Offer, and Revised Offer has been, and may continue to be, a distraction for management and employees, and has required, and may continue to require, the Company to incur additional expenses and costs. Management and employee distraction related to the Proposal, Offer, Revised Offer, or any additional revised proposal or offer also may adversely impact the Company's ability to optimally conduct its business and pursue its strategic objectives.

The Company has direct interactions with health care professionals, which is often referred to as physician detailing. Failure to comply with applicable laws, rules and regulations may result in governmental investigation, regulatory action, and legal proceedings.

The Company has expanded its pharmaceutical marketing to include direct interactions with health care professionals, which is known as “detailing.” This activity is subject to extensive regulation under a variety of U.S. laws and regulations, including anti-kickback, anti-bribery, and false claims laws; the U.S. Federal Food, Drug and Cosmetic Act with respect to claims and off-label promotions; and similar laws in non-U.S. jurisdictions. If any of these activities are found to be improper, the Company could be subject to civil and governmental actions and penalties. These risks may increase as non-U.S. jurisdictions adopt new anti-bribery laws and regulations.

The Company's increasing role in the global marketplace may place it at greater risk of cyber events or other security incidents adversely affecting the Company’s manufacturing, supply chain, operations and financial position.

Company systems, information, and operations, as well as the Company's independent vendor relationships (where they support information technology and manufacturing infrastructure), are vulnerable to disruption or damage from, but not limited to, security breaches, hacking, data theft, denial of service attacks, human error, natural disasters, power loss, fire, sabotage, industrial espionage, computer viruses, intentional acts of vandalism, insufficient quality, or pandemic at any of the Company’s facilities. These and other similar events could impair the Company’s ability to develop, meet regulatory approval efforts for, produce and/or ship products on a timely basis. This would have a material adverse effect on the Company’s manufacturing, supply chain, operations and financial position. Given the Company's position in the pharmaceutical industry, it may be more likely to be a direct target, or an indirect casualty, of such events.

While the Company continues to employ resources to monitor its systems and protect its infrastructure, these measures may prove insufficient depending upon the attack or threat posed. Any system issue, whether as a result of an intentional breach or a natural disaster, could damage the Company's reputation and cause it to lose customers, experience lower sales volume, incur significant liabilities or otherwise have a negative impact on the business, financial condition, and operating results. The Company also could incur significant expense in addressing any of these problems and in addressing related data security and privacy concerns.

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

The Company is currently under audit by the Israel Tax Authority and the Internal Revenue Service for fiscal 2011 and 2012. The IRS audit of fiscal 2009 and 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While the Company had previously agreed on certain adjustments and made associated payments of $8.0 million inclusive of interest in November 2014 the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same fiscal 2009 and 2010 audit. The statutory notice asserted an incremental tax obligation of approximately $69.2 million, inclusive of interest and penalties. The Company disagrees with the IRS’s positions asserted in the notice of deficiency and plans to contest them in U.S. Federal court. In January 2015, the Company paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court. The payment was recorded in the third fiscal quarter as a deferred charge on the balance sheet given the Company's anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on the Company's consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, the Company cannot predict the outcome of any audit or related litigation.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not currently have an ordinary share repurchase program.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Assignment Letter dated March 17, 2015 regarding the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest NV, dated as of November 6, 2014, by and among the Company, Alychlo NV and Holdco I BE NV (filed herewith).

2.2
Closing Letter dated March 17, 2015 regarding the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest NV, dated as of November 6, 2014, by and among the Company, Alychlo NV and Holdco I BE NV (filed herewith).

2.3
Amendment Agreement dated March 27, 2014 to the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest NV, dated as of November 6, 2014, by and among the Company, Alychlo NV and Holdco I BE NV (filed herewith).

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

PERRIGO COMPANY PLC
(Registrant)

Date:	April 29, 2015	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer

Date:	April 29, 2015	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)