Form 10-K
period 2015-06-27
PERRIGO Co plc
filed 2015-08-13
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-36353
Perrigo Company plc
(Exact name of registrant as specified in its charter)

Ireland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Treasury Building, Lower Grand Canal Street, Dublin 2, Ireland	-
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +353 1 7094000
Securities registered pursuant to Section 12(b) of the Act:

Ordinary shares, €0.001 par value	New York Stock Exchange
Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES	[X]	NO	[ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	YES	[ ]	NO	[X]
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

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	YES	[ ]	NO	[X]
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on December 26, 2014 as reported on the New York Stock Exchange, was $23,365,172,165. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 7, 2015, the registrant had 146,279,437 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10–K
FISCAL YEAR ENDED JUNE 27, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, including but not limited to the successful integration of the Omega Pharma Invest N.V. business and future actions that may be taken by Mylan N.V. ("Mylan") in furtherance of its unsolicited proposal to acquire control of us. Further, we are deemed to be in an "offer period" for the purposes of the Irish Takeover Rules, which may restrict our ability to execute our strategy on a timely basis. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The directors of Perrigo Company plc ("Perrigo") accept responsibility for the information contained in this report. To the best of the knowledge and belief of our directors (who have taken all reasonable care to ensure such is the case), the information contained in this report is in accordance with the facts and does not omit anything likely to affect the import of such information.

A person interested in 1% or more of any class of relevant securities of Perrigo or Mylan may have disclosure obligations under Rule 8.3 of the Irish Takeover Panel Act, 1997, Takeover Rules, 2013.

This report contains trademarks, trade names and service marks that are the property of Perrigo, as well as, for informational purposes, trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, certain trademarks and trade names referred to in this report appear without the ® and ™ symbols, but those references are not intended to indicate that we or the applicable owner, as the case may be, will not assert, to the fullest extent under applicable law, our or their rights to such trademarks, trade names, and service marks.

Perrigo Company plc - Item 1
Business Overview

PART I.

ITEM 1.	BUSINESS

Perrigo Company plc was incorporated under the laws of Ireland on June 28, 2013. We became the successor registrant of Perrigo Company, a Michigan corporation, on December 18, 2013 in connection with the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Item 8. Note 2. Unless the context requires otherwise, the terms "Perrigo", the "Company", "we," "our," "us," and similar pronouns used herein refer to Perrigo Company plc, its subsidiaries, and all predecessors of Perrigo Company plc and its subsidiaries.

WHO WE ARE

With the acquisition of Omega Pharma Invest N.V. ("Omega"), we are a leading global over-the-counter ("OTC") consumer goods and specialty pharmaceutical company, offering patients and customers high quality products at affordable prices. From our beginning in 1887 as a packager of home remedies, we have grown to become the world's largest manufacturer of OTC healthcare products and supplier of infant formulas for the store brand market. We are also a leading provider of generic extended topical prescription products, and we receive royalties from sales of the multiple sclerosis drug, Tysabri®. We provide “Quality Affordable Healthcare Products®” across a wide variety of product categories and geographies, primarily in North America, Europe and Australia, as well as in other markets, including Israel and China.

MAJOR DEVELOPMENTS IN OUR BUSINESS

Omega Acquisition

On March 30, 2015, we acquired Omega for $3.0 billion in equity and cash and assumed debt of $1.4 billion, for a total of $4.4 billion. Prior to its acquisition, Omega was one of the largest OTC companies in Europe. The Omega acquisition expanded our OTC leadership position across Europe, accelerated our international expansion and geographic diversification through enhanced scale and a broadened footprint, and diversified our revenue and cash flow streams while strengthening our financial profile.

Perrigo Company plc - Item 1
Business Overview

We have already begun utilizing the broader European platform established through the Omega acquisition, entering into an agreement on June 2, 2015 to acquire a portfolio of well-established OTC brands primarily in Europe from GlaxoSmithKline Consumer Healthcare (“GSK”), and an agreement on July 22, 2015 to acquire Naturwohl Pharma, GmbH ("Naturwohl"), with its leading German dietary supplement brand, Yokebe. Additional information on the Omega acquisition and pending GSK and Naturwohl acquisitions can be found in Item 8. Note 2.

Elan Acquisition

On December 18, 2013, we acquired Elan Corporation, plc ("Elan") in a cash and stock transaction totaling $9.5 billion. The acquisition led to our new corporate structure headquartered in Dublin, Ireland. We have utilized this structure to continue to grow in our core markets and to further expand outside of the U.S. The acquisition also provided us with our Tysabri® royalty stream, enhancing our operating cash flows and diversifying our net sales. Additional information on the Elan acquisition can be found in Item 8. Note 2.

Mylan N.V.'s Unsolicited Interest in the Company

The pharmaceutical industry has been intensely acquisitive over the past several years. Mylan N.V. ("Mylan") has made several unsolicited offers to purchase all of our outstanding ordinary shares as described in detail in Item 1A. Risk Factors - Risks Related to Operations.

OUR SEGMENTS

In conjunction with the Omega acquisition, we changed our reporting segments in the fourth quarter of fiscal year 2015 to better align with our new organizational structure. These organizational changes were made to optimize our structure to better serve our customers and to reflect the way in which our chief operating decision maker reviews our operating results. Following this change, our reporting segments are as follows:

•
Consumer Healthcare ("CHC"), which includes our former Consumer Healthcare segment, former Nutritionals segment, and former Israel Pharmaceuticals and Diagnostics business, which was previously reported in our “Other” segment;

•	Branded Consumer Healthcare ("BCH"), which consists of the newly acquired Omega business;

•	Prescription Pharmaceuticals ("Rx Pharmaceuticals"), which continues to include the Rx Pharmaceuticals business; and

•	Specialty Sciences, which is comprised primarily of assets focused on the treatment of multiple sclerosis (Tysabri®).

In addition, we have an Other reporting segment that consists of our former Active Pharmaceutical Ingredients ("API") segment, which does not meet the quantitative threshold required to be a separately reportable segment. All historical segment information has been reclassified to conform to this new reporting segment presentation. Financial information related to our business segments and geographic locations can be found in Item 8. Note 17.

CONSUMER HEALTHCARE

Overview

The CHC segment is focused primarily on the sale of OTC store brand products, including cough, cold, and allergy products, analgesics, gastrointestinal products, smoking cessation products, infant formula and foods, vitamins, supplements, animal health products, and diagnostic products. We are a market leader in many geographies, including the U.S., U.K., and Mexico, and we are developing a market leadership position in Australia. We are the leader in OTC store brands, and market share of OTC store brand products has increased in recent years as retailer efforts to promote their own label programs have resulted in greater consumer awareness of the quality and value of store brand OTC products. In fiscal year 2015, our CHC segment contributed 60% to consolidated net sales.

The CHC segment develops, manufactures, and markets products that are comparable in quality and effectiveness to national brands. Store brand products must meet the same U.S. Food and Drug Administration

Perrigo Company plc - Item 1
CHC

("FDA") requirements as national brands. In most instances, our product packaging is designed to attract consumers and to invite and reinforce comparison to national brand products, which communicates store brand value to consumers.

The cost of store brand products to retailers is significantly lower than that of comparable nationally advertised brand-name products. Generally, retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by receiving a high quality product at a price below the comparable national brand product. As a result, our business model results in consumers saving money on their healthcare spending.

We are dedicated to being the leader in developing and marketing new store brand products and have a research and development ("R&D") staff that we believe is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. Our R&D team also responds to changes in existing national brand products by reformulating existing products. For example, in the OTC pharmaceutical market, certain new products are the result of changes in product status from "prescription only" ("Rx") to OTC. These “Rx-to-OTC switches” require FDA approval through a process initiated by the drug innovator. The drug innovator usually begins the process by filing a New Drug Application ("NDA"), which is often followed by filing an Abbreviated New Drug Application ("ANDA").

New drugs are also marketed through the FDA's OTC monograph process, which allows for the production of drugs that are generally recognized as safe and effective without pre-market approval. The CHC segment also develops, manufactures, and distributes certain branded products when the strategy is synergistic with our store brand business. Branded products include the Good Sense®, Sergeant's®, Sentry®, Herron®, Bright Beginnings®, and PetArmor® brands.

We manufacture our products at our plants in the U.S., U.K., Mexico, Israel, and Australia, and we source our remaining needs from third parties. We rely on both internal R&D and strategic product development agreements with outside sources to develop new products. In addition, in order to maximize both our capacity and sales of proprietary formulas, we engage in contract manufacturing, which involves producing unique ANDA and monograph products through partnerships with major pharmaceutical and direct-to-consumer companies.

Recent Developments

In the fourth quarter of fiscal year 2015, we acquired Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps"), the Mexican operations of Durham, North Carolina-based Patheon Inc. for $35.8 million in cash, which strengthened our supply chain and added softgel manufacturing technology capabilities to our business. The acquisition has broadened our presence, product portfolio, and customer network and has solidified our store brand leadership position in Mexico.

Products

Our CHC segment offers products in the following categories:

Product Category	Description
Analgesics	Pain relievers and fever reducers
Cough/cold/allergy/sinus	Cough, cold, allergy, and sinus products
Gastrointestinal	Antacids, anti-diarrheal, and anti-heartburn products
Infant nutritionals	Infant formula and food products
Smoking cessation	Gums, lozenges, and other products designed to help users quit smoking
Animal health	Pet health and wellness products
VMS	Vitamins, minerals, and dietary supplements
Other	Feminine hygiene, diabetes care, dermatological care, diagnostic products, and other miscellaneous healthcare products

Perrigo Company plc - Item 1
CHC

The chart below reflects net sales by product category in the CHC segment for fiscal year 2015.

The CHC segment currently markets over 4,900 store brand and other products, with over 17,800 stock-keeping units ("SKUs"). We consider every different combination of package size, flavor, formulation, strength and dosage form (tablet, liquid, softgel, etc.) of a given item as a separate "product."

We launched a number of new CHC products in fiscal year 2015, most notably the generic versions of Ensure®, Ensure® Plus, and Frontline® Plus. A CHC product is considered new if it was added to our product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured. Net sales related to new CHC products totaled $155.2 million, $83.4 million, and $71.6 million for fiscal years 2015, 2014, and 2013, respectively.

We, on our own or in conjunction with partners, received final approval from global health authorities for 156 new products within the CHC segment in fiscal year 2015, and as of June 27, 2015, we had 123 new product applications pending approval.

Sales and Marketing

Our customers include major global, national, and regional retail drug, supermarket, and mass merchandise chains such as Walmart, CVS, Walgreens, Kroger, Target, Dollar General, Rite Aid, Sam’s Club, Costco, Petco, Petsmart, Boots (U.K.), Tesco (U.K.), ASDA (U.K.), Woolworth (Australia), Coles (Australia), and major wholesalers, including McKesson, Cardinal Health, and AmerisourceBergen.

We seek to establish customer loyalty through superior customer service by providing a comprehensive assortment of high-quality, value priced products; timely processing, shipment and delivery of orders; assistance in managing customer inventories; and support in managing and building the customer’s store brand business. The CHC segment employs its own sales force to service larger customers, and it uses industry brokers for other retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to work most effectively with the customer. They assist customers by developing customized brand management and in-store marketing programs for customers' store brand products and optimize communication of customers’ needs to the rest of the Company.

The primary objective of this store brand management approach is to enable our customers, retailers and wholesalers to increase sales of their own store brand products by communicating store brand quality and value to the consumer and by inviting comparison to national brand products. Our sales and marketing personnel assist

Perrigo Company plc - Item 1
CHC

customers in the development and introduction of new store brand products and in the promotion of customers’ existing store brand products by providing market information; establishing individualized promotions and marketing programs, which may include floor displays, bonus sizes, coupons, rebates, store signs, and promotional packs; and by performing consumer research.

In contrast with national brand manufacturers, which incur considerable advertising and marketing expenditures targeted directly to the end user or consumer, the CHC segment’s primary marketing efforts are channeled through retailers and wholesalers and reach the consumer through our customers’ in-store marketing programs and through our digital media programs. Because the retail profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions.

Our animal health category, which has a greater emphasis on value-branded products, promotes product awareness through direct-to-consumer advertising including television commercials, on-line advertising, in-store display vehicles, and social media. In addition to in-store marketing programs, our infant formula category markets directly to consumers and healthcare professionals.

Competition

The markets for OTC pharmaceuticals, nutritional products, and infant formula are highly competitive. Our primary competitors include manufacturers, such as LNK International, Inc., PL Developments, and Dr. Reddy's Labs, and brand-name pharmaceutical and consumer product companies such as Johnson & Johnson, Pfizer, Bayer AG, Eli Lilly, Nestle S.A. (Gerber), Abbott Nutrition, and Mead Johnson Nutrition Co. The competition is highly fragmented in terms of geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. However, some competitors do have larger sales volumes in certain of our categories. Additionally, national brand companies tend to have more resources committed to marketing their products and could in the future manufacture store brands of their products at lower prices than their national brand products. Competition is based on a variety of factors, including price, quality, assortment of products, customer service, marketing support, and approvals for new products. See Item 1A. Risk Factors - Risks Related to Operations for additional information and risks associated with competition.

BRANDED CONSUMER HEALTHCARE

Overview

We established the BCH segment in the fourth quarter of fiscal year 2015, and it is comprised primarily of branded OTC sales attributable to Omega. The BCH segment develops, manufactures, markets, and distributes some of Europe's most well-known OTC brands in the natural health and Vitamins, Minerals and Supplements ("VMS"), cough, cold and allergy, personal care and derma-therapeutics, lifestyle, and anti-parasite categories. In addition, the segment leverages its broad regulatory, sales, and distribution infrastructure to in-license and sell non-owned brands and generic pharmaceutical products. The BCH segment distributes these products through an extensive network of pharmacies in 36 countries, primarily in Europe. Many BCH products are top sellers in the markets in which they compete. In fiscal year 2015, our BCH segment contributed 9% to consolidated net sales. In the future, we expect BCH to represent a larger portion of our consolidated net sales as fiscal year 2015 only included three months of Omega operations.

Through continued investment in R&D and new technologies, the BCH segment strives to offer high-quality products that meet consumers' needs. The combination of internal R&D, in-licensing, acquisitions, and partnerships support the product pipeline, both in terms of brand expansion and product improvement. Currently, most R&D is performed by external partners with oversight by our teams. The segment has seven plants dedicated to manufacturing certain of its products, but over 70% of its production is outsourced to third parties. We plan to bring some of the segment's R&D and manufacturing in-house as we integrate Omega into Perrigo operations.

Unlike the CHC segment, which develops and markets store brand products, the BCH segment focuses on building brands. In many non-U.S. markets brand marketing strategy can be more effective due to regulatory constraints, the absence of large mass merchandisers or pharmacy chains, and developing acceptance of store brand products. While the BCH segment sells products from over 300 brands both on its own and through third

Perrigo Company plc - Item 1
Branded CHC

parties, it focuses its resources on its "Top 20 brands", which are selected on the basis of their growth potential in the OTC market. Additional resources are allocated to these brands to build strong positions in the largest, most highly profitable categories in the OTC market, such as analgesics, cough, cold and allergy, and VMS, while maintaining leadership in smaller branded categories, such as head lice and wart treatments.

Recent Developments

Subsequent to year end, we agreed to acquire Naturwohl, with its leading German dietary supplement brand, Yokebe, for €130.0 million in cash. The acquisition will build on the segment's leading OTC product portfolio and European commercial infrastructure. The transaction is expected to close in the third quarter of calendar year 2015.

In the fourth quarter of fiscal year 2015, we announced that we had entered into an agreement to acquire a portfolio of established OTC brands from GSK for €200.0 million in cash. The acquisition of this portfolio will build upon the global platform we established through the Omega acquisition and will help us expand our market share in the European OTC market. The portfolio includes smoking cessation products, cold and flu treatments, pain relief products, nasal decongestants, and cold sore management products sold primarily in Europe. The acquisition is expected to close in the third quarter of calendar year 2015.

Products

Below are the categories in which the BCH segment competes and some of the top brands in each category.

Product Category	Description	Top Brands
Natural Health and VMS	Vitamins, minerals, supplements, and various other natural remedies.	Davitamon®/Etixx®, Biover®/Abtei®, Granufink®/Bional®

Cough, Cold, and Allergy	Products that address respiratory symptoms, including traditional medications and alternative treatments such as aromatherapy and homeopathic solutions.	Bittner®/Aflubin®, Prevalin®/Beconase®, Physiomer®/Libenar®, Phytosun®, Bronchenolo®

Personal Care and Derma-Therapeutics
Products for the face and body, including sun care products, baby-specific products, feminine hygiene products, and solutions for various skin conditions and allergies such as eczema, psoriasis and rosacea.

Bodysol/Galenco®, ACO, Lactacyd®, Dermalex®(Repair), Wartner®

Lifestyle	Weight management, pregnancy and fertility kits, pain relief, sleep management, and eye care.	XLS (Medical)®, Predictor®, Solpadeine®/Antigrippine®, Silence®, Nytol®

Anti-Parasite	Products focused on the elimination of parasites in both humans and pets including lice treatment and insect repellent.	Paranix®, Jungle Formula®, Paravet®/Clément-Thékan®

The BCH segment currently markets over 5,200 products, with over 7,400 SKUs. We consider every different combination of package size, flavor, formulation, strength, and dosage form (tablet, liquid, softgel, etc.) of an item as a separate "product." Certain brands are considered "combination brands", as they are marketed under different names depending on the market in which they are sold. For these combination brands, we select the most appropriate products from each product line for the country where they will be marketed, then adopt the brand name that best matches local consumer preference.

The segment has recently launched a number of new products, including a new ACO skin care line in the Nordic region, XLS (Medical)® Max Strength in key markets, and a new dual action cough line in six new markets. Over the next six months, the BCH segment plans to roll out a Men's Health Vitamins line in the U.K. in partnership with Men's Health magazine, the Granufink® urological product line beginning in the U.K. under the brand name Urostemol, and create a new self-care category in collaboration with the pharmacy chain Boots. At June 27, 2015, the BCH segment had more than 50 strategic new product developments in five product categories, with each of its Top 20 brands having a five-year innovation master plan.

Perrigo Company plc - Item 1
Branded CHC

Sales and Marketing

Our customers include pharmacies, drug, and grocery stores located primarily in Europe, including Boots, ASDA, Tesco, DM, Rossmann, ETOS, and Kruidvat. The BCH segment sells its products through an established pharmacy sales force and an extensive network of pharmacists. Our sales representatives visit pharmacists daily, ensuring strong in-store visibility of our brands and facilitating pharmacist education programs. Our sales, marketing, and regulatory teams use training/merchandising teams to work in conjunction with base sales representatives to identify, implement, and defend healthcare claims for key products. We attract and retain key talent personnel from leading OTC, fast moving consumer goods ("FMCG"), and Rx companies to build strong local teams throughout the countries in which the BCH segment operates.

While BCH products have a higher average gross margin than products sold by the CHC segment, selling and administrative expenses are significantly higher for our BCH products due to the sales force mentioned above, as well as targeted advertising and promotional spending to enhance brand equity. Key marketing communication tools include TV commercials, consumer leaflets, product websites, and targeted promotional campaigns.

Competition

The competitive landscape of the European OTC market is highly fragmented, as local companies often hold leadership positions in individual product segments in particular countries. As a result, the relevant competition in each of the BCH segment's markets is mostly local, with Reckitt Benckiser, Boehringer Ingelheim, Novartis, and Johnson & Johnson as additional regional competitors. We believe our key advantage lies in our unique combination of best practices in sales, marketing, and product development from FMCG and OTC/Rx, while embracing the pharmacy channel to drive self-care. See Item 1A. Risk Factors - Risks Related to Operations for additional information and risks associated with competition.

PRESCRIPTION PHARMACEUTICALS

Overview

The Rx Pharmaceuticals segment develops, manufactures, and markets a portfolio of generic and specialty pharmaceutical prescription drugs primarily for the U.S. and U.K. markets. We define this portfolio as predominantly "extended topical" and "specialty" as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions, and powders. The portfolio also includes select controlled substances, injectables, hormones, women's health products, oral solid dosage forms, and oral liquid formulations. In fiscal year 2015, Rx Pharmaceuticals contributed 22% to consolidated net sales.

Our current development areas include other delivery systems such as oral liquids, metered dose inhalers, injectables, and transdermal products, some of which we are developing with third parties. Our other areas of expertise include our production capabilities for controlled substance and hormonal products. In the U.S., R&D efforts focus on complex formulations, many of which require costly clinical endpoint trials. In the U.K., R&D focuses on oral liquid formulations for the branded Rx products for which liquid formulations are not available.

We manufacture our topical, specialty, and oral products in the U.S., Israel, and U.K., and also source from various FDA-inspected third parties. Rx Pharmaceuticals are manufactured, labeled, and packaged in facilities that comply with strict regulatory standards and meet customers’ stringent requirements.

In addition, the Rx Pharmaceuticals segment offers OTC products through the prescription channel (referred to as "ORx® ", these products are marketed using the Perrigo name). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. We offer numerous ORx® products that are reimbursable through many health plans and the U.S. Medicaid and Medicare programs.

Perrigo Company plc - Item 1
Rx Pharmaceuticals

We actively collaborate with other pharmaceutical companies to develop, manufacture, and market certain products or groups of products. These types of agreements are common in the pharmaceutical industry. We may choose to enter into these types of agreements to, among other things, leverage our or our collaborators' scientific R&D expertise or utilize our extensive marketing and distribution resources. See Item 8. Note 1 for more information regarding our method for recognizing revenue and expenses related to collaboration agreements, as well as Item 8. Note 15 for more information regarding our current collaboration agreements.

Recent Developments

During fiscal year 2015 we acquired a portfolio of products from Lumara Health, Inc. ("Lumara"), a privately-held, Chesterfield, Missouri-based specialty pharmaceutical company, for cash consideration of $83.0 million. This acquisition further expanded our women's healthcare product offerings. Lumara products are marketed and sold as branded products by a small specialty sales force.

Products

The Rx Pharmaceuticals segment currently markets approximately 800 generic prescription and ORx® products with more than 1,400 SKUs. A SKU for a generic prescription product is a unique combination of the product’s package size, ingredient strength and dosage form (tablet, syrup, cream, foam, ointment, gel, etc.). We generally hold the ANDA or product application for the drugs that we manufacture or enter into an arrangement with the application holder for the manufacture and/or marketing of certain products.

Listed below are some of the generic prescription products, including authorized generic and ORx® products, that we manufacture and/or distribute:

Generic Name (1)	Comparative Brand-Name Drug
Adapalene cream	Differin®
Bacitracin ophthalmic ointment	N/A
Clindamycin phosphate and benzoyl peroxide gel	Duac®
Clobetasol foam, lotion and shampoo	Olux®, Olux-E®, Clobex®
Desonide cream, ointment	Desonate®, Tridesilon®
Halobetasol ointment and cream	Ultravate®
Mupirocin ointment	Bactroban®
Nystatin topical powder	Mycostatin®
Permethrin cream	Elimite®
Testosterone cypionate injection	Depo®, Testosterone
Triamcinolone acetonide nasal spray	Nasacort® AQ
Testosterone 1% Gel (2)	Androgel
Triamcinolone cream/ointment (2)	Triderm/Kenalog
Tacrolimus (2)	Protopic
Clobetasol Spray (2)	Clobex
Hydrocorisone Suppositories	Hydrocorisone Suppositories
Dihydroergotamine Injection	D.H.E. 45
Clindamycin Foam	Evoclin

(1)    Contains the same active ingredients present in the same dosage form as the comparable brand-name drug
(2)    New product launched in fiscal year 2015

Net sales related to new products were approximately $119.0 million, $106.4 million, and $48.6 million for fiscal years 2015, 2014, and 2013, respectively. An Rx Pharmaceutical product is considered new if it was added to our product lines or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured.

In fiscal year 2015, we, on our own or in collaboration with partners, received final approval from the FDA for 24 Rx drug applications. As of June 27, 2015, we, on our own or in collaboration with partners, had 10 Rx drug applications pending approval with the FDA.

Perrigo Company plc - Item 1
Rx Pharmaceuticals

Sales and Marketing

Our customers include major wholesalers, including Cardinal Health, McKesson, and AmerisourceBergen; national and regional retail drug, supermarket and mass merchandise chains, including Walgreens, Walmart, CVS, Rite Aid, Kroger, and Safeway; hospitals; and pharmacies. ORx® products are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as our OTC pharmaceutical and nutritional products. In addition, we have a small specialty sales force consisting of representatives who visit healthcare professionals to educate them on the unique clinical characteristics and benefits of our branded products. We plan to continue to grow this sales force in the near future.

Competition

The market for Rx pharmaceuticals is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of their branded products (known as an authorized generics), manufacturers of branded drug products that continue to produce those products after patent expirations, and manufacturers of therapeutically similar drugs. Among our generic drug manufacturer competitors are Actavis plc, Apotex Corp., Glenmark Generics Inc., Impax Laboratories, Inc., Mylan, Prasco, LLC, Sandoz, Sun Pharmaceuticals, Taro Pharmaceuticals, Teva Pharmaceutical Industries Ltd., Triax Pharmaceuticals, LLC, and Zydus Pharmaceuticals, Inc.

We believe that one of our primary competitive advantages is our ability to introduce difficult to develop and/or manufacture topical and other specialty generic versions to brand-name drug products. Generally, these products are exposed to less competition due to the relatively longer and more expensive development, clinical trial, and approval processes. In addition, we believe we have a favorable competitive position due primarily to our efficient distribution systems, topical production economies of scale, customer service, and overall reputation. See Item 1A. Risk Factors - Risks Related to Operations for more information and risks associated with competition.

SPECIALTY SCIENCES

Overview

The Specialty Sciences segment is comprised primarily of assets focused on the treatment of multiple sclerosis, specifically in connection with the drug Tysabri®. We are entitled to royalty payments from Biogen Idec Inc. ("Biogen") based on its Tysabri® sales in all indications and geographies. We received royalties of 12% on worldwide Biogen sales of Tysabri® from December 18, 2013 through April 30, 2014. Beginning on May 1, 2014 we received, and going forward we will receive, royalties of 18% on annual worldwide Biogen sales of Tysabri® up to $2.0 billion and 25% on sales above $2.0 billion. In fiscal year 2015, Specialty Sciences contributed 7% to consolidated net sales.

Competition

Tysabri® is a complex biological product, patent protected through 2024, and is administered under a strict Risk and Evaluation Mitigation Strategy ("REMS") program. In the event that the patent is invalidated or is infringed upon or if a biosimilar is introduced, the financial performance of our Specialty Sciences segment would be materially adversely affected. Tysabri® competes with many companies that are working to develop successful new therapies or alternative formulations of products for multiple sclerosis. If any of these competing products have a similar or more attractive profile in terms of efficacy, convenience, or safety, future sales of Tysabri® could be limited. However, the competition may be limited in its product development as Tysabri® is administered under an FDA-approved REMS. See Item 1A. Risk Factors - Risks Related to Operations for related risks.

Perrigo Company plc - Item 1
Other

OTHER

Overview

We have an Other segment that is comprised of API products, which does not meet the quantitative threshold required to be a separately reportable segment. We develop, manufacture, and market API products, which are used worldwide by both generic and branded pharmaceutical companies. Certain of these ingredients are used in our own pharmaceutical products. The manufacturing of API occurs primarily in India and Israel.

API development is focused on the synthesis of less common molecules for the U.S., European, and other global markets. We commercialize API that are critical to our pharmaceutical customers’ existing portfolios and future product launches, working closely with these customers on development processes. We are also focusing manufacturing and development activities on the synthesis of molecules for use in our own OTC and Rx pipeline products. This vertical integration may enable us to be more competitive in the pricing of our product lines.

Because our API customers depend on high-quality supply and regulatory support, we focus on rigorous quality assurance, quality control, and regulatory compliance as part of our strategic positioning. Our quality system is designed to comply with the regulatory requirements of the FDA, the European Medicines Agency ("EMA"), and other regulatory agencies such as the Australian Therapeutic Goods Administration ("TGA"). We are regularly inspected by various regulatory authorities and customers.

Competition

Since other manufacturers of API typically do not offer all of the same product lines or serve all of the same markets as we do, the business competes on a product-by-product basis with a number of different competitors. Our API category is subject to increased price competition from other manufacturers of API located mostly in India, China, and Europe. This competition may result in the loss of API clients and/or decreased profitability. See Item 1A. Risk Factors - Risks Related to Operations for information and risks associated with competition.

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

Research and Development

Research and development is a key component of our business strategy and, while managed centrally, is performed in various locations in the countries in which we operate. While we conduct a significant amount of our own R&D, we also enter into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

R&D spending was $187.8 million, $152.5 million, and $115.2 million for fiscal years 2015, 2014, and 2013, respectively. In addition, we wrote off in-process research and development ("IPR&D") from previous acquisitions totaling $6.0 million during fiscal 2014 and $9.0 million during fiscal 2013 due to changes in the projected development and regulatory timelines for various projects.

Fiscal year 2015 included incremental R&D expense due to the Omega acquisition, as well as entry into a collaboration arrangement and an R&D contractual arrangement under which we funded a total of $28.0 million of R&D. Fiscal year 2014 included incremental research and development expense attributable to the Sergeant's Pet Care Products, Inc. ("Sergeant's") and Velcera Inc. ("Velcera") acquisitions that closed during fiscal year 2014, as well as research and development expense related to the ELND005 Phase 2 clinical program in collaboration with Transition Therapeutics, Inc. ("Transition") we acquired from Elan. We ended our collaboration with Transition during the third quarter of fiscal year 2014 and are no longer responsible for ongoing development activities and costs associated with ELND005. Fiscal year 2013 included incremental R&D expenses attributable to the acquisition of Sergeant's, Velcera, and Rosemont Pharmaceuticals Ltd. See Item 8. Note 2 and Item 8. Note 15 for more information on the acquisitions, collaboration arrangement, and R&D contractual arrangement noted above.

We anticipate that R&D expenditures will increase above fiscal year 2015 levels in dollar terms but will remain relatively flat to slightly higher as a percentage of net sales for the foreseeable future as we continue to

Perrigo Company plc - Item 1

cultivate our presence in the Rx-to-OTC switch and generic pharmaceutical markets and develop our internal R&D capabilities. See Item 1A. Risk Factors - Risks Related to Operations for risks associated with innovation and R&D.

Trademarks and Patents

While we own certain trademarks and patents, neither our business as a whole, nor any of our segments, is materially dependent upon our ownership of any one trademark or patent or group of trademarks or patents.

Materials Sourcing

Affordable high quality raw materials and packaging components are essential to all of our business units due to the nature of the products we manufacture. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets, and components are limited, or are available from one or only a few suppliers. While we have the ability to manufacture and supply certain API materials for our OTC and Rx pharmaceutical products, an increasing number of components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions, economic conditions, or other factors.

Historically, we have been able to react effectively to situations that require alternate sourcing. Should alternate sourcing be necessary, FDA requirements placed on products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate source and adversely affect financial results. We believe we have good, cooperative working relationships with substantially all of our suppliers and have historically been able to capitalize on economies of scale in the purchase of materials and supplies due to our volume of purchases. See Item 1A. Risk Factors - Risks Related to Operations for risks associated with materials sourcing.

Manufacturing and Distribution

Our primary manufacturing facilities are in the U.S. and Israel. We also have secondary manufacturing facilities in the U.K., Belgium, France, Germany, Mexico, Australia, and India, along with a joint venture in China. See Item 1A. Risk Factors - Risks Related to Operations for risks associated with our manufacturing facilities. We supplement our production capabilities with the purchase of products from outside sources. The capacity of some facilities may be fully utilized at certain times for various reasons, such as customer demand, the seasonality of the cough/cold/flu, allergy, or flea and tick seasons, and new product launches. We may utilize available capacity by performing contract manufacturing for other companies. We have logistics facilities in the U.S., Israel, Mexico, Australia, and numerous locations throughout Europe. We use contract freight and common carriers to deliver our products.

Significant Customers

Our primary customer base aligns with the concentration of large drug retailers in the current global retail drug industry marketplace. Walmart is our largest customer and accounted for 15% of consolidated net sales in fiscal year 2015 and 19% in fiscal years 2014 and 2013. Sales to Walmart are primarily in the CHC segment. While we do not anticipate a change in the foreseeable future, should our current relationship with Walmart change adversely, the resulting loss of business could have a material adverse impact on our consolidated and CHC segment operating results and financial position. In addition, while no other customer individually comprises more than 10% of total net sales, we do have other significant customers. We believe we generally have good relationships with all of our customers. See Item 1A. Risk Factors - Risks Related to Operations for risks associated with customers.

Perrigo Company plc - Item 1

Seasonality

We historically have been impacted by seasonal demand and consumer dynamics in the retail environment in which our customers operate. Sales of OTC pharmaceutical products in the CHC segment are typically subject to seasonal demands for cough/cold/flu products in our second and third fiscal year quarters and allergy products in our first and fourth fiscal year quarters. Our BCH sales are also impacted by seasonality and tend to peak in the fourth fiscal year quarter due to increased demand for seasonal health and wellness products. In addition, our animal health products are subject to seasonal demand for flea and tick products that typically peaks during the warmer weather months, which occurs during our fourth fiscal year quarter. Our Rx Pharmaceutical, Specialty Sciences, and Other segments' sales are not generally impacted by seasonal conditions.

Environmental

We are subject to various environmental laws and regulations. We have made, and continue to make, expenditures necessary to comply with applicable environmental laws, but do not believe that the costs for complying with such laws and regulations will be material to our business. We do not have any material remediation liabilities outstanding.

While we believe that climate change could present risks to our business, including increased operating costs due to additional regulatory requirements, physical risks to our facilities, water limitations, and disruptions to our supply chain, we do not believe these risks are material to our business in the near term.

Corporate Social Responsibility

We are committed to doing business in an ethical manner. We also have a long history of environmentally sound and efficient operations, safe and healthy working conditions, and active participation in the communities where we are located. As reflected in our Corporate Social Responsibility Commitment Statement, we remain committed to:

•	Helping consumers access safe, effective and affordable healthcare products;

•	Complying with regulatory and legal requirements;

•	Demonstrating environmental stewardship;

•	Continuously improving packaging sustainability;

•	Protecting human rights of our global employees and challenging our partners to do the same;

•	Providing a safe and healthy work environment for our employees; and

•	Establishing effective community partnerships.

Through these efforts, we strive to minimize our impact on the environment, drive responsible business practices, and ensure the welfare of our employees now and into the future.

GOVERNMENT REGULATION AND PRICING

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising, and sale of our products are subject to regulation by a variety of agencies in the localities in which our products are sold. In addition, we manufacture and market certain of our products in accordance with standards set by various organizations. We believe that our policies, operations, and products comply in all material respects with existing regulations to which we are subject. See Item 1A. Risk Factors - Risks Related to Operations for related risks.

United States Regulation

U.S. Food and Drug Administration

The FDA has jurisdiction over our ANDA, NDA, Drug Efficacy Implementation ("DESI drug"), and OTC monograph drug products, infant formulas, dietary supplements, food products, and medical devices. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage, distribution, and promotion of these products. We are committed to consistently providing our customers with high-quality products that adhere to "Current Good Manufacturing Practices" ("cGMP") regulations promulgated by the FDA .

Perrigo Company plc - Item 1
Regulation

OTC and Rx Pharmaceuticals

All facilities where Rx and OTC drugs are manufactured, tested, packaged, stored, or distributed for the U.S. market must comply with FDA cGMPs and regulations promulgated by competent authorities in the countries, states and localities where the facilities are located. All of our drug products are manufactured, tested, packaged, stored, and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that our facilities remain in compliance with all appropriate regulations.

Many of our OTC pharmaceutical products are regulated under the OTC monograph system and subject to certain FDA regulations. Under this system, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an ANDA or NDA prior to marketing. Drug products marketed under the OTC monograph system must conform to specific quality, formula, and labeling requirements, including permitted indications, required warnings and precautions, allowable combinations of ingredients, and dosage levels. It is generally less costly to develop and bring to market a product regulated under the OTC monograph system.

We also market generic prescription drugs and other products that have switched from prescription to OTC status. Prior to commercial marketing, these products require approval by the FDA of an ANDA or NDA that provides information on chemistry, manufacturing controls, clinical safety, efficacy and/or bioequivalence, packaging, and labeling. While the development process for a generic drug generally requires less time and expense than the development process for a new drug, the size and duration of required studies can vary greatly. The current average ANDA approval time is approximately 48 months from the date an ANDA is submitted. NDA approvals are typically achieved in 16 months or less. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes can be implemented and whether prior FDA notice and/or approval is required.

Under the Federal Food, Drug and Cosmetic Act ("FFDCA"), as amended, a company submitting an NDA can obtain a three-year period of marketing exclusivity for a prescription or OTC product if it performs a clinical study that is essential to FDA approval. Longer periods of exclusivity are possible for new chemical entities, orphan drugs (those designated under section 526 of the FFDCA) and drugs under the Generating Antibiotic Incentives Now Act. During this exclusivity period, the FDA cannot approve any ANDAs for a similar or equivalent generic product, which can preclude us from marketing a similar product during this period. A company may obtain an additional six months of exclusivity if it conducts pediatric studies requested by the FDA on the product. This exclusivity can delay both the FDA approval and sales of certain products.

A company may be entitled to a 180-day generic exclusivity period for certain products. This exclusivity period often follows a patent certification and litigation process whereby the product innovator may sue for infringement. The legal action does not ordinarily result in material damages, but it generally triggers a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months from when the innovator was notified of the patent challenge.

The Food and Drug Administration Safety and Innovation Act ("FDASIA") was signed into law on July 9, 2012. The law established, among other things, new user fee statutes for generic drugs and biosimilars, FDA authority concerning drug shortages, changes to enhance the FDA's inspection authority of the drug supply chain, and a limited extension of the 30-month stay provision described above. The FDASIA also reduced the time required for FDA responses to generic-blocking citizen petitions. We implemented new systems and processes to comply with the new facility self-identification and user fee requirements of the FDASIA, and we monitor facility self-identification and fee payment compliance to mitigate the risk of potential supply chain interruptions or delays in regulatory approval of new applications.

Infant Formula and Foods

The FDA’s Center for Food Safety and Applied Nutrition ("CFSAN") is responsible for the regulation of infant formula. The Office of Nutrition, Labeling and Dietary Supplements ("ONLDS") has labeling responsibility for infant formula, while the Office of Food Additive Safety ("OFAS") has program responsibility for food ingredients and packaging. The ONLDS evaluates whether an infant formula manufacturer has met the requirements under the

Perrigo Company plc - Item 1
Regulation

FFDCA and consults with the OFAS regarding the safety of ingredients in infant formula and of packaging materials for infant formula.

All manufacturers of pediatric nutrition products must begin with safe food ingredients, which are either generally recognized as safe or approved as food additives. The Infant Formula Act provides specific requirements for infant formula to ensure the safety and nutrition of infant formulas, including minimum and, in some cases, maximum levels of specified nutrients.

Before marketing a particular infant formula, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation consistent with the FDA’s labeling, nutrient content, and manufacturer quality control requirements. A manufacturer must notify the FDA 90 days before the marketing of any infant formula that differs fundamentally in processing or in composition from any previous formulation produced by the manufacturer. We actively monitor this process and make the appropriate adjustments to remain in compliance with recent FDA rules regarding cGMP, quality control procedures, quality factors, notification requirements, and reports and records for the production of infant formulas.

In addition, the FFDCA requires infant formula manufacturers to test product composition during production and shelf-life; to keep records on production, testing, and distribution of each batch of infant formula; to use cGMP and quality control procedures; and to maintain records of all complaints and adverse events, some of which may reveal the possible existence of a health hazard. The FDA conducts yearly inspections of all facilities that manufacture infant formula, inspects new facilities during early production runs, and collects and analyzes samples of infant formula.

Our infant and toddler foods are subject to the Food Safety Modernization Act ("FSMA"), which protects the safety of U.S. foods by mandating comprehensive, prevention-based controls within the food industry. Under FSMA, the FDA has mandatory recall authority for all food products and greater authority to inspect food producers and is taking steps toward product tracing to enable more efficient product source identification in the event of a safety issue.

Dietary Supplements Manufactured in the U.S.

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") amended the FFDCA to, among other things:

•	Define dietary supplements and dietary ingredients;

•	Require ingredient and nutrition labeling for dietary supplements;

•	Permit "structure/function" statements for dietary supplements;

•	Permit the display of certain published literature where supplements are sold;

•	Authorize the FDA to establish GMPs specifically for dietary supplements, which it did in 2007; and

•	Require the submission of New Dietary Ingredient notifications to the FDA.

Under DSHEA, the FDA specified that all supplements must bear a "Supplement Facts" box, which lists all of the supplement’s dietary ingredients using FDA-specified nomenclature. DSHEA also permits dietary supplements to bear statements:

•	Claiming a benefit related to a classical nutrient deficiency disease, provided the prevalence of the disease in the U.S. is disclosed;

•	Describing the role of a nutrient or dietary ingredient intended to affect the structure or function in humans;

•	Characterizing the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function; and

•	Describing general well-being from consumption of a nutrient or dietary ingredient.

We are subject to regulations published by the FDA clarifying the types of "structure function" statements permissible in dietary supplement labeling. Such statements cannot expressly or implicitly state that a dietary supplement has any effect on a "disease." As with foods in general, dietary supplement labeling may include a "health claim," which characterizes the role of a nutrient to a disease or health-related condition.

Perrigo Company plc - Item 1
Regulation

The DSHEA requires that the FDA be notified at least 75 days in advance of the introduction of a dietary supplement that contains a new dietary ingredient that was not marketed before October 15, 1994. The notification must provide information establishing that the dietary supplement containing the dietary ingredient will be reasonably expected to be safe.

We continue to invest in our dietary supplement operations and quality systems to ensure that we comply with current interpretation of the regulations. Our U.S. dietary supplement facilities have been inspected by the FDA and are operating in compliance with dietary supplement cGMP’s.

Active Pharmaceutical Ingredients

We develop and manufacture active pharmaceutical ingredients in Israel and India for export to the U.S. and other global markets. Before active pharmaceutical ingredients can be commercialized in the U.S., we must submit a drug master file ("DMF") that provides the proprietary information related to the manufacturing process. The FDA inspects the manufacturing facilities to assess cGMP compliance, and the facilities and procedures must be cGMP compliant before API may be exported to the U.S.

The facilities and products are subject to regulation by the applicable regulatory bodies in the place of manufacture as well as the regulatory agency in the country from which the product is exported. Our Israeli facility has been approved by the U.S. FDA, Israel Ministry of Health ("IMOH"), Federal Commission for the Protection against Sanitary Risks of Mexico, Pharmaceutical and Medical Devices Agency of Japan, and the Korean Food and Drug Administration and has received GMP certification from IMOH. Our India facility has been inspected by the U.S. FDA and has received GMP certification from the Indian FDA.

For API exported to European markets, we submit a European DMF and, where applicable, obtain a certificate of suitability from the European Directorate for the Quality of Medicines. The manufacturing facilities and production procedures for API marketed in Europe must meet EU-GMP and European Pharmacopeia standards.

U.S. Department of Agriculture

The Organic Foods Production Act enacted under Title 21 of the 1990 Farm Bill established uniform national standards for the production and handling of foods labeled as "organic." Our infant formula manufacturing sites in Vermont and Ohio adhere to the standards of the U.S. Department of Agriculture ("USDA") National Organic Program for the production, handling, and processing to maintain the integrity of organic products. Our infant formula manufacturing sites in Vermont and Ohio are USDA-certified, enabling them to produce and label organic products for U.S. and Canadian markets.

U.S. Environmental Protection Agency

The U.S. Environmental Protection Agency ("EPA") is the main regulatory body in the United States for veterinary pesticides. The EPA's Office of Pesticide Programs is responsible for the regulation of pesticide products applied to animals. All manufacturers of animal health pesticides must show that their products will not cause “unreasonable adverse effects to man or the environment” as stated in the Federal Insecticide, Fungicide, and Rodenticide Act. Within the United States, pesticide products that are approved by the EPA must also be approved by individual state pesticide authorities before distribution in that state. Post-approval monitoring of products is required, with reports provided to the EPA and some state regulatory agencies.

U.S. Drug Enforcement Administration

The U.S. Drug Enforcement Administration ("DEA") regulates certain drug products containing controlled substances, such as morphine, hydromorphone, opium, and List I chemicals, such as pseudoephedrine, pursuant to the federal Controlled Substances Act ("CSA"). The CSA and DEA regulations impose registration, security, record keeping, reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers under the oversight of the DEA. The DEA categorizes controlled substances into Schedules I, II, III, IV, or V, with varying qualifications for listing in each schedule. We are subject to the requirements regarding the controlled substances in Schedules II - V and the List I chemicals. Our facilities that manufacture, distribute, import, or export any controlled substances must register annually with the DEA.

Perrigo Company plc - Item 1
Regulation

The DEA inspects all manufacturing facilities to review security, record keeping, reporting, and handling prior to issuing a controlled substance registration, and it also periodically inspects facilities for compliance with the CSA and its regulations. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action, such as civil penalties, refusal to renew necessary registration, or the initiation of proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution. We are also subject to state legislation regulating the manufacture and distribution of certain products.

Medicaid Drug Rebate Program and Other Drug Pricing Programs

U.S. law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available for the manufacturer’s drugs under Medicaid and Medicare Part B, enter into a rebate agreement with the U.S. government to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. We have such a rebate agreement in effect. The Centers for Medicare and Medicaid Services ("CMS") is responsible for administering the Medicaid rebate agreements. We pay rebates on the utilization under fee-for-service arrangements as well as through Medicaid managed care organizations.

A Medicaid rebate agreement provides that the drug manufacturer will remit rebates to each state Medicaid agency on a quarterly basis based on pricing data reported by the manufacturer to CMS, including Average Manufacturer Price ("AMP") and, in the case of innovator products, Best Price ("BP"). We report AMP on a monthly and quarterly basis and Best Price on a quarterly basis. The minimum rebate amounts due are as follows: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the AMP for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the Best Price for that same quarter. Manufacturers also pay an additional rebate on innovator drugs where price increases since launch have outpaced inflation.

In addition to using AMP information to calculate rebates, CMS is preparing to use AMPs to calculate a type of U.S. federal ceiling on reimbursement rates to pharmacies for multiple source drugs under the Medicaid program, known as the federal upper limit ("FUL"), and has been publishing draft FULs based on reported AMPs. CMS also has begun surveying and publishing retail community pharmacy acquisition cost and consumer price information to provide state Medicaid agencies with a basis for comparing their own reimbursement and pricing methodologies and rates.

U.S. law also requires that a company that participates in the Medicaid rebate program report average sales price ("ASP") information to CMS for certain categories of drugs that are paid under Part B of the Medicare program. CMS uses these submissions to determine payment rates for drugs under Medicare Part B.

Pricing and rebate calculations are governed by statutory and regulatory requirements that are complex, vary among products and programs, can change over time, and are subject to interpretation by us, governmental or regulatory agencies, and the courts. In the case of the Medicaid rebate program, if we become aware of errors in our prior price submissions, or a prior Best Price ("BP") submission needs to be updated due to late arriving data, we must resubmit the updated data for a period not to exceed 12 quarters from the quarter in which the data originally was due. Such restatements and recalculations increase our cost of compliance with the Medicaid rebate program, and corrections can result in an overage or underage of our rebate liability for past quarters, depending on the nature of the correction.

U.S. law requires any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The ceiling price is derived from the data the manufacturer reports under the Medicaid rebate program and therefore any changes to statutory or regulatory requirements applicable to the Medicaid price figures may impact the 340B ceiling price calculation as well. 340B covered entities include a variety of community

Perrigo Company plc - Item 1
Regulation

health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.

U.S. law also requires any company that participates in the Medicaid rebate program and Medicare Part B and that wants its covered drugs paid for by certain federal agencies and grantees participate in the Department of Veterans Affairs ("VA") Federal Supply Schedule (“FSS”) pricing program. Accordingly, we must enter into an FSS contract with the VA, whereby our "covered drugs" are available to the VA, the Department of Defense ("DoD"), the Public Health Service, and the Coast Guard (collectively the “Big Four”) at pricing that is capped pursuant to a statutory Federal Ceiling Price (“FCP”).

In addition to the Veterans Health Care Act of 1992 requirements, FSS contracts include extensive disclosure and certification requirements and standard government terms and conditions with which we must comply. We also have a Section 703 Agreement under which we pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. See Item 1A. Risk Factors - Risks Related to Operations for risks related to the above-mentioned programs.

Other U.S. Regulations and Organizations

We are subject to various other national, state, non-governmental, and local agency rules and regulations. Compliance with the laws and regulations regarding the manufacture and sale of our current products and the discovery, development, and introduction of new products requires substantial effort, expense and capital investment. Other regulatory agencies, organizations and legislation that may impact our business include, but are not limited to:

•
Physician Payment Sunshine Act - This act requires certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payment database and public reporting of the payment data.

•
Foreign Corrupt Practices Act of 1977 ("FCPA") - This act and other similar anti-bribery laws prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties or international organizations with the intent to obtain or retain business or seek a business advantage.

•
Federal Trade Commission ("FTC") - This agency oversees the advertising and other promotional practices of consumer products marketers. The FTC considers whether a product’s claims are substantiated, truthful and not misleading. The FTC also reviews mergers and acquisitions of companies exceeding specified thresholds and investigates certain business practices relevant to the healthcare industry.

•
NSF International ("NSF") - The NSF is an independent, not-for-profit, non-governmental organization that provides risk management services for public health and safety. Many of our dietary supplement products are certified under NSF/ANSI Standard 173.

•
International Organization for Standardization ("ISO") - The ISO Standards specify requirements for a Quality Management System that demonstrates the ability to consistently provide products that meet customer and applicable regulatory standards and includes processes to ensure continuous improvement. Our infant formula manufacturing sites are ISO 9001-2008 Certified for Quality Management Systems. ISO inspections are conducted at least annually.

•
United States Pharmacopeial Convention, Inc. ("USP") - The USP is a non-governmental, standard-setting organization. By reference, the FFDCA incorporates the USP quality and testing standards and monographs as the standard that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed on the product’s labeling. USP standards exist for most Rx and OTC pharmaceuticals and many nutritional supplements. The FDA typically requires USP compliance as part of cGMP compliance.

Perrigo Company plc - Item 1
Regulation

•
Health Insurance Portability and Accountability Act ("HIPAA") - We could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.

•
Consumer Product Safety Commission ("CPSC") - The CPSC has published regulations requiring child resistant packaging on certain products including pharmaceuticals and dietary supplements. The manufacturer of any product that is subject to any CPSC rule, ban, standard or regulation must certify that, based on a reasonable testing program, the product complies with CPSC requirements.

•
Other State Agencies - We are subject to regulation by numerous other state health departments, insurance departments, boards of pharmacy, state controlled substance agencies, state consumer health and safety regulations, and other comparable state agencies, each of which have license requirements and fees that vary by state.

Regulation Outside the U.S.

We develop and manufacture products in a number of countries outside the U.S., including many European countries, Israel, India, Mexico and Australia, each of which has its own regulatory environment. Following the Omega acquisition, our business has expanded significantly into non-U.S. markets, subjecting us to increased regulation in those markets. In addition, we export many of our products to other countries. In the U.S., exporting requirements are regulated by the FDA and, where appropriate, DEA laws. Outside the U.S., each individual country has its own requirements for the importation of products. Each country requires approval of products by that country's regulatory agencies through a registration process. Registration requirements include the manufacturing process, formula, packaging, testing, labeling, advertising, and marketing of the products. Each country regulates what is required and may be represented to the public on labeling and promotional material. Approval for the sale of our products by these regulatory agencies may be subject to delays. We believe that our policies, operations and products comply in all material respects with existing regulations to which our operations are subject. See below for more information on regulation within the significant regions in which we operate.

European Union
The European pharmaceutical industry is highly regulated and much of the legislative and regulatory framework is driven by the European Parliament and the European Commission. This has many benefits, including the potential to harmonize standards across the complex European market, but it also has the potential to create difficulties affecting the whole European market.
Some elements of the European Falsified Medicines Directive (the “Directive”) were enacted into national laws during 2013. The provisions of the Directive are intended to reduce the risk of counterfeit medicines entering the supply chain and also to ensure the quality of API manufactured outside of the European Union ("EU").
The requirements deriving from European pharmacovigilance legislation are constantly expanding due to increasing guidance on good vigilance practices and increased communication on inspectors’ expectations. While these new requirements are in the interest of patient safety and transparency, they are an increasing administrative burden, which drives our costs and headcount to be higher. Pharmacovigilance fee legislation was effective in late 2014. It includes (i) a per license fee that is intended for the maintenance of the European Pharmacovigilance System; and (ii) a per activity fee, for the assessment of pharmacovigilance safety evaluation reports, study protocols for post authorization safety studies and referrals.
Pharmaceutical manufacturers in the EU are regulated by the EMA. We are required to submit medicinal products, including generic versions of previously approved products and new strengths, dosages and formulations of previously approved products, to the EMA and its member states for review and marketing authorization before such products are placed on the market in the EU.
Marketing authorizations are granted to applicants after the relevant health authority issues a positive assessment of quality, safety and efficacy of the product. In order to receive such assessment, applicants must submit applications containing the results of pre-clinical tests, pharmaceutical tests, and clinical trials with respect to original products, or originator data with respect to the generic versions of previously approved products. All of

Perrigo Company plc - Item 1
Regulation

these tests or trials must be conducted in accordance within European regulations and must allow the reviewing body to evaluate the quality, safety, and efficacy of the medicinal product.
The EU presents complex challenges from a regulatory perspective. There is over-arching legislation that is implemented at a local level by the 28 individual member states, Iceland, Liechtenstein, and Norway. Between 1995 and 1998, the legislation was revised in an attempt to simplify and harmonize product registration. This revised legislation introduced the mutual recognition (“MR”) procedure, whereby after submission and approval by the authorities of the so-called reference member state (“RMS”), further applications can be submitted into the other chosen member states (known as concerned member states). Theoretically, the authorization of the RMS should be mutually recognized by the concerned member states. More typically, however, a degree of re-evaluation is carried out by the concerned member states. In November 2005, this legislation was further revised. In addition to the MR procedure, the decentralized procedure (“DCP”) was introduced. The DCP is also led by the RMS, but applications are simultaneously submitted to all selected countries, provided that no national marketing authorization has been granted yet for the medicinal product in question. Beginning in 2005, the centralized procedure operated by the EMA became available for generic versions of innovator products approved through the centralized authorization procedure. The centralized procedure results in a single marketing authorization, which, once granted, can be used by the marketing-authorization holder to file for individual country reimbursement and make the medicine available in all the EU countries listed on the application.
In the EU, as well as many other locations around the world, the manufacture and sale of pharmaceutical products is regulated in a manner substantially similar to that of the U.S. requirements, which generally prohibit the handling, manufacture, marketing, and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or if it is manufactured or marketed other than in accordance with registration conditions.
In addition to obtaining marketing authorization for each product, all member states require that a manufacturer’s facilities obtain approval from the national authority. The EU has a code of GMP that each manufacturer must follow and comply with. Regulatory authorities in the EU may conduct inspections of the manufacturing facilities to review procedures, operating systems, and personnel qualifications.
In the EU, member states regulate the pricing of pharmaceutical products, and in some cases, the formulation and dosing of products. This regulation is handled by individual member state national health services. These individual regulatory bodies can result in considerable price differences and product availability among member states. The implementation of tendering systems for the pricing of pharmaceuticals in several countries generally impacts drug pricing for generics; generally “tendering” refers to a system that requires bids to be submitted to the government by competing manufacturers to be the exclusive, or one of a few, suppliers of a product in a particular country.
Data exclusivity provisions exist in many countries, including in the EU, where these provisions were recently extended, although the application is not uniform. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of the brand-name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the submission of generic drug applications for some products even after the patent protection has expired.
Further, faced with major budget constraints, many European countries have resorted to price cuts that affect both innovative and generic pharmaceuticals, although in some countries it has disproportionately affected generic products. In addition, some EU countries recently had to address statements and rumors claiming that generics are not as safe and effective as reference drugs, which may undermine efforts to increase generic utilization rates.

Perrigo Company plc - Item 1
Regulation

Other Countries

•
Israel: In Israel, the manufacture and sale of pharmaceutical products is regulated in a manner similar in many respects to U.S. or EU legal requirements, and laws generally prohibit the handling, manufacture, marketing and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and references to medical publications, as well as detailed information regarding production methods and quality control. The Israel Health Ministry is authorized to cancel the registration of a product if it is found to be harmful, ineffective, or manufactured and marketed other than in accordance with registration conditions.

•
Mexico: Pharmaceutical manufacturers and products in Mexico are regulated by the Federal Commission for Protection against Health Risks, which is a decentralized body of the Mexican Ministry of Health responsible for registering pharmaceutical products, regulating research, development, production, storage and distribution of such products, and monitoring the quality, safety and efficacy of pharmaceutical products commercialized in Mexico. The General Health Law, as well as a catalog of regulations regulate the conditions for the establishment, production, import, export, and sale of products of the pharmaceutical industry in Mexico. There are also several Mexican Official Standards on specific subjects of the pharmaceutical market in Mexico to be observed, such as the labeling or good practices for the manufacture of pharmaceutical products.

•
Australia: Pharmaceutical manufacturers and products are regulated in Australia by the TGA, which oversees the quality, safety, and efficacy of pharmaceutical products and other therapeutic goods. All manufacturing facilities and processes must comply with good manufacturing practices, and pharmaceutical products manufactured must be listed in the Australian Register of Therapeutic Goods, before they can be marketed or supplied for sale in Australia. The government regulates the pharmaceuticals market through the Pharmaceutical Benefits Scheme, which is a governmental healthcare program established to subsidize the cost of pharmaceuticals to Australian citizens.

•
China: The export of our infant formula to China is subject to regulation by multiple Chinese regulatory agencies. The regulations applicable to infant formula and imported infant formulas are evolving, and further regulatory revisions are expected to be implemented in the future. In April 2014, the Certification and Accreditation Administration of the People’s Republic of China ("CNCA") conducted an assessment on registration of infant formula dairy producers in the U.S. As a result of this assessment, our Vermont infant formula manufacturing site was approved by CNCA to export infant formula to China.

Employees

As of June 27, 2015 we had approximately 13,500 full-time and temporary employees worldwide, of which approximately 3,000 were covered by collective bargaining agreements. As of June 28, 2014 we had approximately 10,200 full-time and temporary employees worldwide, of which approximately 1,500 were covered by collective bargaining agreements. The increase in both total employees and employees covered by collective bargaining agreements was due to the Omega acquisition. The majority of our employees covered by collective bargaining agreements are located in Europe, Mexico, and Israel. We consider our employee relations generally satisfactory.

Available Information

Our principal executive offices are located at the Treasury Building, Lower Grand Canal Street, Dublin 2, Ireland and our administrative offices are located at 515 Eastern Avenue, Allegan, Michigan 49010. Our telephone number is +353 1 7094000. Our website address is www.perrigo.com, where we make available free of charge our reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov and www.isa.gov.il.

Perrigo Company plc - Item 1A
Risk Factors

ITEM 1A.	RISK FACTORS

Risks Related to Operations

If we do not continue to rapidly develop, manufacture and market innovative products that meet customer demands, we may lose market share and our net sales may be negatively impacted.

Our continued growth is due in large part to our ability to rapidly develop, manufacture, and market products that meet customer requirements for performance, safety, and cost effectiveness. Continuous introductions of new products and product categories are critical to our business. If we do not continue to develop, manufacture, and market new products, we could lose market share, and our net sales may be negatively impaired. See Item 1. Business - Research and Development for more information.

•
We maintain a diversified product line to function as a primary supplier for our customers. Capital investments are driven by growth, technological advancements, cost improvement and the need for manufacturing flexibility. Our estimates of future capital expenditures could vary materially due to the uncertainty of these factors. In addition, if we fail to stay current with the latest manufacturing, information and packaging technology, we may be unable to competitively support the launch of new product introductions.

•
Our product margins may decline over time due to our products' aging life cycles, changes in consumer choice, or developments in new drug delivery technology; therefore, new product introductions are necessary to maintain our current financial condition. If we are unable to continue to create new products, we may lose market share and our net sales may be negatively impacted.

•
We must prove that the ANDA drug products our CHC and Rx Pharmaceuticals segments produce are bioequivalent to their branded counterparts, which requires bioequivalency studies, and in the case of topical products, even more extensive clinical trials to demonstrate the efficacy. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly and involves a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may not pass required bioequivalence studies or may be the subject of intellectual property challenges. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to successfully and profitably produce and market such products. This could negatively impact our net sales.

•
Our ability to attract and retain scientists proficient in emerging delivery forms and/or contracting with a third party in order to generate new products of this type is critical to our long-term plans. If we fail to attract and retain this talent, our long term sales growth and profit could be adversely impacted.

•
Even upon the successful development of a product, our customer's failure to launch a product successfully could adversely affect our operating results. In addition, the FDA or similar regulatory agency could impose higher standards and additional requirements, such as requiring more supporting data and clinical data than previously required, in order to gain regulatory clearance to launch new formulations into the market.

•
We contract with clinical research organizationss ("CROs") to conduct various studies that are used to support our new product development program. During the third quarter of fiscal year 2013, certain of these CROs began bankruptcy or receivership proceedings, including PRACS Institute, LLC, PRACS Institute Canada B.C. Ltd., Comprehensive Clinical Development, Inc., and their related entities. It is uncertain what impact these insolvency proceedings may have on their ability to deliver their study results to us or on our ability to rely on their research. To the extent these CROs cannot deliver their study results to us or we cannot rely, in whole or in part, on the research conducted by them, we may be required to delay the launch of new products, which could have a material adverse impact on our future operating results. The FDA may be limited in its ability to inspect CROs' study facilities or to gain access to source study documents, which may result in us having to repeat biostudies. If these scenarios occur, it could result in approval delays for new products, which could adversely impact our future net sales. These situations are unique, and we are unable to predict the FDA's position on the studies conducted by these now bankrupt CROs.

Perrigo Company plc - Item 1A
Risk Factors

Our CHC and BCH segments are impacted by changes in consumer preferences. If we are unable to adapt to these changes, we may lose market share and our net sales may be negatively impacted.

While the market for store brand products has grown in recent years, there can be no assurance that the growth will continue. Additionally, consumer preferences related to health and nutritional concerns may change, which could negatively impact demand for our CHC and BCH products or cause us to incur additional costs to change our products or product packaging.

•
The future growth and stability of U.S. store brand market share will be impacted, in part, by general economic conditions, which can influence consumers to switch to and from store brand products. Our CHC segment sales could be negatively affected if economic conditions improve and consumers return to purchasing higher-priced brand-name products. Conversely, while store brand products present an alternative to higher-priced branded products, if economic conditions deteriorate, our CHC segment sales could be negatively impacted if consumers forgo obtaining healthcare or reduce their healthcare spending.

•
Our BCH segment's success is due in large part to the continued growth in demand for its lifestyle products, which include weight-loss products and various dietary supplements. If demand for these products decreases, our BCH segment's results of operations would be negatively impacted.

•
Our CHC customers may request changes in packaging to meet consumer demands, which could cause us to incur inventory obsolescence charges and redesign costs, which would negatively impact the CHC segment's results of operations.

•
Our infant formula product category within our CHC segment is subject to changing consumer preferences and health and nutrition-related concerns. Our business depends, in part, on consumer preferences and choices, including the number of mothers who choose to use infant formula products rather than breastfeed their babies. To the extent that private, public, and government sources may promote the benefits of breastfeeding over the use of infant formula, there could be a reduced demand for infant formula products. We could also be adversely impacted by an increase in the number of families that are provided with infant formula by the U.S. federal government through the Women, Infants and Children program, as we do not participate in this program.

We face risks associated with the successful integration of our recently-acquired Omega business.

As described in Item 1. Business - Major Recent Developments, we closed on the Omega acquisition on March 30, 2015. In addition to the risks mentioned under "We may not realize the benefits of business acquisitions and divestitures we enter into, which could have a material adverse effect on our operating results", the Omega acquisition exposes us to a number of additional business, financial, and competitive risks, including:

•
The Omega acquisition represents a major shift in our business, both geographically, as our business is now more heavily concentrated in European markets than before, and operationally, as the Omega business sells well-known branded products using a large sales force. These changes may present challenges and risks related to, among other things, our attempt to create synergies with Omega. There is no assurance that we will be able to successfully integrate Omega or otherwise realize the expected benefits of the Omega acquisition.

•	Our success in the European markets in which Omega operates will depend on a number of factors, such as:

•	our ability to commercialize new products;

•	our ability to adapt to changes in economic and political conditions;

•	fluctuations in the value of foreign currencies and interest rates;

•
compliance with differing regulatory and legal requirements, including tax laws, trade laws, labor, safety, local content, consumer protection regulation and import or export licensing requirements; and

•	consistency and transparency of foreign tax systems, transfer pricing stability across jurisdictions, and our ability to reinvest earnings and cash as appropriate.

Perrigo Company plc - Item 1A
Risk Factors

Many of these factors are beyond our control, and any one of them could result in increased costs, decreased net sales and diversion of management’s time and energy, any or all of which could materially impact our business, financial condition, and results of operations.

•
While Omega has not historically been subject to U.S. laws and regulations, such as the FCPA, it has been subject to a wide range of European laws and regulations, including the U.K. Bribery Act of 2010. The comparable U.S. laws and regulations to which Omega is now subject may differ from those to which Omega was historically subject. Therefore, it is possible that certain Omega sales or other activities that were permitted while Omega was an independent company may no longer be permitted. While we are putting into place compliance processes and controls intended to ensure compliance with U.S. and global laws that now apply to Omega, if Omega’s operations fail to comply with such laws and regulations, we could be subject to governmental investigations, legal or regulatory proceedings, substantial fines, and/or other legal or equitable penalties.

We have been the subject of unsolicited interest from Mylan, which has been, and may continue to be, a distraction to our management and could have a material adverse impact on our business and operations.

The pharmaceutical industry has been intensely acquisitive over the past several years. Mylan has made several unsolicited offers to purchase all of our outstanding ordinary shares as described in detail below. The uncertainty regarding Mylan’s future actions or further pursuit of a revised proposal or offer may be disruptive to our business, which could have a negative effect on our operations, financial condition, or results of operations.

Since April 2015, Mylan has made several unsolicited offers to purchase all of our outstanding ordinary shares as described below:

•
April 6, 2015 - Mylan sent a letter containing an unsolicited proposal to acquire all of our outstanding ordinary shares for $205.00 per share (the "Proposal"), which Mylan made public on April 8, 2015. Following a comprehensive review, our Board of Directors unanimously rejected the Proposal, concluding that it substantially undervalued us and our future growth prospects and was not in the best interests of our shareholders.

•
Prior to making the Proposal, Mylan was the subject of market speculation related to a possible offer to purchase Mylan from Teva Pharmaceutical Industries Ltd. ("Teva"). On April 21, 2015, Teva announced an unsolicited proposal to acquire all of the outstanding shares of Mylan for $82.00 per share, with the consideration to be comprised of approximately 50% cash and 50% stock. On April 27, 2015, Mylan announced that its Board of Directors had rejected the proposal, following which Teva reiterated its commitment to its proposal.

•
April 24, 2015 - Mylan provided a firm offer to acquire all of our outstanding ordinary shares for a combination of $60.00 per share in cash and 2.2 Mylan ordinary shares for each of our ordinary shares (the “Offer”). That same day, we announced our Board of Directors' rejection of the Offer, for the same reasons we rejected the Proposal.

•
April 29, 2015 - Mylan announced a revised offer to acquire all of our outstanding ordinary shares for $75.00 per share in cash and 2.3 Mylan ordinary shares for each of our ordinary shares (the “Revised Offer”). That same day, we announced our Board of Directors' rejection of the Revised Offer. Since our rejection of the Revised Offer from Mylan, no further offers have been made. However, Mylan reiterated its proposal to acquire us on the terms of the Revised Offer in its proxy statement filed on July 28, 2015. Additionally, on July 27, 2015, Mylan announced that it will hold an extraordinary general meeting of its shareholders on August 28, 2015 in connection with its proposed acquisition of us.

•
On July 27, 2015, Teva announced that it had withdrawn its proposal to acquire Mylan. Teva’s decision to terminate its proposal to acquire Mylan followed Teva’s announcement that it had entered into a definitive agreement with Allergan to acquire Allergan Generics.

Perrigo Company plc - Item 1A
Risk Factors

•
On August 13, 2015, Mylan announced that it formally lowered the acceptance condition for its offer to acquire Perrigo from not less than 80% of Perrigo ordinary shares to greater than 50% of Perrigo ordinary shares.

Responding to the Proposal, Offer, and Revised Offer has been, and may continue to be, a distraction for certain of our management and employees, and has required, and may continue to require, us to incur additional expenses and costs. Since the announcement of the offer, we have incurred $13.4 million in related fees. Management and employee distraction related to Mylan's unsolicited interest also may adversely impact our ability to optimally conduct our business and pursue our strategic objectives. Further, we are deemed to be in an "offer period" for the purposes of the Irish Takeover Rules, which may restrict our ability to execute our strategy on a timely basis.

We operate in a highly regulated industry, and any inability to timely meet current or future regulatory requirements could have a material adverse effect on our business, financial position, and operating results.

We are subject to the regulations of a variety of U.S. and non-U.S. agencies related to the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising, and sale of our products as described in detail in Item 1. Business - Government Regulation and Pricing. Government regulation in the markets in which we operate could impact our business, and our future results could be adversely affected by changes in such regulations or policies. Below are some of the ways in which government regulation could impact our business and/or financial results:

•
We must obtain approval from the appropriate regulatory agencies in order to manufacture and sell our products in the regions in which we operate. Obtaining this approval can be time consuming and costly. There can be no assurance that, in the event we submit an application to the FDA or any other regulatory agency approval, we will obtain the approval to market a prescription or OTC product and/or that we will obtain it on a timely basis. If we are granted generic exclusivity, the exclusivity may be shared with other generic companies, including authorized generics; or it is possible that we may forfeit 180-day exclusivity if we do not obtain regulatory approval or begin marketing the product within the statutory requirements. Finally, if we are not the first to file our ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of our product.

•
If the FDA reclassifies certain ANDA or NDA drug products to the OTC monograph system and no longer requires the approval of an ANDA or NDA prior to marketing, there may be increased competition and lower profitability related to such products. While we would make appropriate adjustments to remain in compliance with any changes and updates to the OTC monograph system, we cannot predict whether new legislation will be enacted, the effect of any such legislation on our business, or how it may impact the competitive landscape. See Item 1. Business - Consumer Healthcare for more information on the OTC monograph system.

•
Regulatory agencies regularly inspect our manufacturing facilities and the facilities of our third-party suppliers. The failure of one of our facilities, or a facility of one of our third-party suppliers, to comply with applicable laws and regulations may lead to a breach of representations made to our customers, or to regulatory or government action against us related to the products made in that facility. Such action could include: suspension of or delay in regulatory approvals, product seizure, injunction, recall, suspension of production or distribution of our products, loss of certain licenses or other governmental penalties, civil or criminal prosecution. Additionally, the agency could make its concerns public, thereby impacting our reputation.

•
The FDA, and similar regulatory agencies, have the authority to require new clinical or bioequivalence studies, limit distribution, or order label changes. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals if there are concerns over a product's safety or efficacy. The FDA also conducts non-prescription drug advisory committee meetings to evaluate the safety of introducing prescription products to the OTC market. The expansion of Rx-to-OTC switches is critical to our future growth. FDA reluctance to approve OTC switches in new product categories could impact that growth.

Perrigo Company plc - Item 1A
Risk Factors

•
The U.S. government Federal Drug Supply Chain Security Act ("DSCSA") requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. The serialization of all Rx products distributed in the U.S. needs to be completed by November 27, 2017, with the requirement for tracking the products commencing on November 27, 2023. Requirements for the tracing of products through the pharmaceutical distribution supply chain go into effect on January 1, 2015, for manufacturers, wholesale distributors, and re-packagers, and on July 1, 2015 for dispensers. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens.

•
Several bills have been introduced in U.S. Congress that could, if enacted, affect the manufacture and marketing of Rx and OTC drugs including labeling and packaging. For example, the FDA is proposing to change existing regulations to require generic drug application holders to revise their labeling so that it differs from the corresponding brand drug upon submission of a "changes being effected" ("CBE-0") supplement to the FDA. The FDA has not yet issued a final rule on this issue. If this proposed regulatory change is adopted, it may eliminate the preemption of certain failure-to-warn claims, with respect to generic drugs, which could have an adverse impact on our future operating results. Regulatory bodies outside of the U.S. could enact similar legislation. We cannot predict whether further label restrictions may be required, or whether additional regulations in the U.S. or other countries in which we operate, may be passed.

•
Our infant formula products may be subject to barriers or sanctions imposed by countries or international organizations limiting international trade and dictating the specific content of infant formula products. Governments could enhance regulations on the industry aimed at ensuring the safety and quality of dairy products, including, but not limited to, compulsory batch-by-batch inspection and testing for additional safety and quality issues. Such inspections and testing may increase our operating costs related to infant formula products. Additionally, the FDA and other regulatory agencies are beginning to scrutinize claims on infant formula labels. Any labeling changes required for regulatory compliance could render our packaging inventories obsolete.

•
On June 10, 2014, the FDA published a final rule ("FR") entitled "Current Good Manufacturing Practices, Quality Control Procedures, Quality Factors, Notification Requirements, and Records and Reports, for Infant Formula." The FR includes, among other things, new or modified requirements related to infant formula manufacturing, quality controls, record-keeping, and clinical trials. While it is uncertain how the FDA will interpret and enforce the FR, we are taking steps to comply with the provisions of the FR. Compliance with the FR could be costly. To the extent the FDA believes that we have not complied with the FR, we could experience potential supply chain disruptions and delays in commercialization of new infant formula products.

•
We have expanded our pharmaceutical marketing to include direct interactions with healthcare professionals, which is known as “detailing.” This activity is subject to extensive regulation under a variety of U.S. laws and regulations, including anti-kickback, anti-bribery and false claims laws; the FFDCA with respect to claims and off-label promotions; and similar laws in non-U.S. jurisdictions. If our marketing activities are found to be improper, we could be subject to civil and governmental actions and penalties. These risks may increase as non-U.S. jurisdictions adopt new anti-bribery laws and regulations.

•
We manufacture products that are safe and effective when used in accordance with label directions. Certain of our products contain ingredients that can be used for improper purposes. Additional legislation or regulation may be enacted to mitigate improper uses of these ingredients, which could adversely impact our sales of products containing these ingredients and the corresponding income.

•
If we are unable to successfully obtain the necessary quota for controlled substances and List I chemicals, we risk having delayed product launches or failures to meet commercial supply obligations. If we are unable to comply with regulatory requirements for controlled substances and List I chemicals, the DEA, or similar regulatory agency, may take regulatory actions, resulting in temporary or permanent interruption of distribution of our products, withdrawal of our products from the market, or other penalties.

Perrigo Company plc - Item 1A
Risk Factors

•
Our prescription products that are marketed without approved applications must meet certain manufacturing and labeling standards established by the FDA. The FDA takes a risk-based approach to its enforcement and considers factors such as the introduction date of the product's active ingredients, lack of safety concerns, and how many years the product has been marketed. There can be no assurance that the FDA will continue this policy or not take a contrary position with respect to any individual product or group of products. If the FDA were to take a contrary position, we may be required to seek FDA approval for these products or withdraw the products from the market. Our annual sales for such unapproved products were approximately $46.5 million in fiscal year 2015.

•
In addition, our operations extend to numerous countries outside the U.S. and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include compliance with a variety of national and local laws of countries in which we do business, such as restrictions on the import and export of certain intermediates, drugs, and technologies. We must also comply with a variety of U.S. laws related to doing business outside of the U.S., including Office of Foreign Asset Controls, United Nations and EU sanctions; the Iran Threat Reduction and Syria Human Rights Act of 2012; and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Further changes in laws, regulations, and practices affecting the pharmaceutical industry and the healthcare system, including imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare may affect our business and operations.

Healthcare reform and related changes to reimbursement methods in and outside of the United States may have an adverse effect on our financial condition and results of operations.

Increasing healthcare expenditures have received considerable public attention in many of the countries in which we operate. In the U.S., government programs such as Medicare and Medicaid, as well as private insurers have been focused on cost containment. In the EU and some other markets outside the U.S., the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. Both private and governmental entities are seeking ways to reduce or contain healthcare costs.

Our Rx Pharmaceutical segment in particular could be adversely impacted by measures taken by governmental entities or private insurers to restrict patients' access to our products or increase pressure on drug pricing, including denial of price increases, prospective and retrospective price decreases, and increased mandatory discounts or rebates. These actions may drive us and our competitors to decrease prices or may reduce the ability of customers to pay for our products, which could negatively impact the Rx Pharmaceutical segment's results of operations.

If we fail to comply with the reporting and payment obligations under the Medicaid rebate program or other governmental purchasing and rebate programs, we could be subject to fines or penalties, which could have an adverse effect on our financial condition and results of operations.

As described in Item 1. Business - Medicaid Drug Rebate Programs, we have a Medicaid rebate agreement in effect with the U.S. government. There are inherent risks associated with participating in the Medicaid drug rebate program including the following:

•
We are required to report pricing data to CMS on a monthly basis. If we fail to submit required information, make misrepresentations, or knowingly submit false information to the government as to AMP, ASP, or BP, we may be liable for substantial civil monetary penalties or subject to other enforcement actions, such as under the False Claims Act, and CMS may terminate our Medicaid drug rebate agreement. In that event, U.S. federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

•
Health reform legislation enacted in 2010 requires the use of AMP data to calculate FULs and amends the statutory definitions of AMP and "multiple source drug" in a manner that materially affects the calculation of FULs. CMS also has begun surveying and publishing retail community pharmacy acquisition cost and consumer price information to provide state Medicaid agencies with a basis for comparing their own

Perrigo Company plc - Item 1A
Risk Factors

reimbursement and pricing methodologies and rates. We do not know how the new methodologies for calculating AMP and FULs or the retail survey acquisition cost and consumer price information will affect our pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to us. We also cannot predict how the sharing of FUL data and retail survey prices may impact competition in the marketplace.

•
If we inadvertently overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference. Failure to make necessary disclosures and/or to identify contract overcharges can result in False Claims Act allegations or potential violations of other laws and regulations. Unexpected refunds to the government, and responses to a government investigation or enforcement action, are expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

•
Our reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Our calculations and methodologies are subject to review by the governmental agencies, and it is possible that these reviews could result in challenges to our submissions. If we do not comply with those reporting and payment obligations, we could be subject to civil and/or criminal sanctions, including fines, penalties, and possible exclusion from U.S. federal healthcare programs (including Medicaid and Medicare).

•
In June 2013, we received notices from the Office of the Attorney General for the State of Texas of civil investigative demands for two of our affiliates, Perrigo Pharmaceuticals Company and Paddock Laboratories, LLC ("Paddock"). The notices request information under the Texas Medicaid Fraud Prevention Act relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. We have cooperated with requests for information and are in the process of evaluating this and other information. While we do not know the full extent of our potential liability at this time and intend to vigorously defend against any claims, we could be subject to material penalties and damages. See Item 8. Note 15 for further information.

We face vigorous competition from other pharmaceutical companies that may threaten the commercial acceptance and pricing of our products.

We operate in a highly competitive environment. Our products compete against store brand, generic, and branded pharmaceutical companies. Competition is also impacted by changes in regulations and government pricing programs that may give competitors an advantage.

•
As a manufacturer of generic versions of brand-name drugs through our CHC and Rx segments, we experience competition from brand-name drug companies that may try to prevent, discourage or delay the use of generic versions through various measures, including introduction of new branded products, legislative initiatives, changing dosage forms or dosing regimens, regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions, and negative publicity prior to introduction of a generic product. In addition, brand-name competitors may lower their prices to compete with generic products, increase advertising, or launch, either through an affiliate or licensing arrangements with another company, or an authorized generic at or near the time the first generic product is launched, depriving the generic product market of the exclusivity intended by the Hatch-Waxman Act.

•
Our CHC and Rx Pharmaceuticals segments also experience competition from our generic competitors, some of whom are significantly larger than we are, may develop their products more rapidly or complete regulatory approval processes sooner, or may market their products earlier than we do. If we are not the first to file our ANDA, the FDA may grant 180-day exclusivity to another company, which would prevent us from selling the product during the exclusivity period. Even if we are the first to file, in certain circumstances, we may not be able to fully exploit our 180-day exclusivity period.

•
Additionally, our CHC and Rx Pharmaceuticals segments may experience increased price competition as other generic companies produce the same product or introduce new drugs and/or drug delivery techniques that make our current products less desirable. A drug may be subject to competition from alternative

Perrigo Company plc - Item 1A
Risk Factors

therapies during the period of patent protection or regulatory exclusivity, and thereafter we may be subject to further competition from generic products or biosimilars.

•
The pharmaceutical industry is consolidating. This creates larger competitors and places further pressure on prices, development activities, and customer retention. Our animal health category within the CHC segment also has seen a dramatic increase in direct to consumer advertising by several branded competitors, and our nutritionals category has experienced increased competition through alternative channels such as health food stores, direct mail, and direct sales.

•
We develop and distribute branded products through our BCH segment. We experience competition from other brand-name drug companies, many of which are larger and have more resources to devote to advertising and marketing. These direct competitors may be able to adapt more quickly to changes in customer requirements. Our current and future competitors may develop products comparable or superior to those offered by us at more competitive prices. If we are unable to compete successfully, our business will be harmed through loss of customers or increased negative pricing pressure that would adversely affect our ability to generate revenue and adversely affect our operating results.

Lack of availability, or significant increases in the cost, of raw materials used in manufacturing our products could adversely impact our profit margins and operating results.

Affordable high-quality raw materials and packaging components are essential to all of our business units due to the nature of the products we manufacture. In addition, maintaining good supply relationships is essential to our ongoing operations. See Item 1. Business - Materials Sourcing for more information.

•
We maintain several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher-volume or more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or result in delays and a loss of net sales. Additionally, FDA requirements for products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate material source. As a result, the loss of a single-source supplier could have a material adverse effect on our results of operations.

•
The rapid increase in cost of many raw materials from inflationary forces, such as increased energy costs, and our ability or inability to pass on these increases to our customers could have a negative material impact on our financial results.

•
Our infant formula products require certain key raw ingredients that are derived from raw milk, such as skim milk powder, whey protein powder, and lactose. Our supply of milk-based ingredients may be limited by the ability of individual dairy farmers and cooperatives to provide raw milk in the amount and quality we deem necessary. Raw milk production is influenced by factors beyond our control including seasonal and environmental factors, governmental agricultural and environmental policy, and global demand. We cannot guarantee that there will be sufficient supplies of these key ingredients necessary to produce infant formula.

•
Our products, and the raw materials used to make those products, generally have limited shelf lives. Our inventory levels are based, in part, on expectations regarding future sales. We may experience build-ups in inventory if sales slow. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products, thereby increasing the risk of inventory spoilage and corresponding inventory write-downs and write-offs. Cargo thefts and/or diversions, and economically or maliciously motivated product tampering on store shelves may occur, causing unexpected shortages, which may have a material impact on our operations.

•
We rely on third parties to source many of our raw materials, as well as to manufacture sterile, injectable products that we distribute. We maintain a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify potential counterfeit ingredients, adulterants, and

Perrigo Company plc - Item 1A
Risk Factors

toxic substances. Nevertheless, discovery of previously unknown problems with the raw materials or product manufacturing processes, or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of the contaminated product from the marketplace, either temporarily or permanently. Any future recall or removal would result in additional costs and lost revenue, harm our reputation, and may give rise to product liability litigation.

A disruption at any of our main manufacturing facilities could materially and adversely affect our business, financial position, and results of operations.

Our manufacturing operations are concentrated in a few locations. See Item 1. Business - Manufacturing and Distribution for more information on our significant operations. A significant disruption at one or more of these facilities, whether it be due to fire, natural disaster, power loss, intentional acts of vandalism, war, terrorism, insufficient quality, or pandemic could materially and adversely affect our business.

In recent years, there has been increasing regulatory scrutiny of pharmaceutical manufacturers, resulting in product recalls, plant shutdowns and other required remedial actions. If any regulatory body were to require one or more of our significant manufacturing facilities to cease or limit production, our business could be adversely affected.

Any breach or disruption of our information systems could have a material adverse effect on our business.

Our systems, information, and operations, as well as our independent vendor relationships (where they support information technology and manufacturing infrastructure), are highly complex and vulnerable to disruption or damage from security breaches, hacking, data theft, denial of service attacks, human error, sabotage, industrial espionage, and computer viruses. Given our position in the pharmaceutical industry, we may be more likely to be a direct target, or an indirect casualty, of such events. While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient depending upon the attack or threat posed. Risks include:

•	Breaches or disruptions could impair our ability to develop, meet regulatory approval efforts for, produce, and/or ship products on a timely basis;

•
Any system issue, whether as a result of an intentional breach or a natural disaster, could damage our reputation and cause us to lose customers, experience lower sales volume, and incur significant liabilities; and

•	We could incur significant expense in addressing a disruption and in addressing related data security and privacy concerns.

Because our business depends upon certain customers for a significant portion of our sales, our business would be adversely affected by a disruption of our relationship with these customers or any material adverse change in these customers' business.

Sales to our largest customer, Walmart, comprised approximately 15% of fiscal year 2015 net sales. While no other customer individually comprised more than 10% of total net sales, we do have other significant customers. If our relationship with one or more of these other customers, including the terms for doing business with the customers, changes significantly, it could have a material adverse impact on us. See Item 1. Business - Significant Customers for more information.

Many of our customers, which include chain drug stores, wholesalers, distributors, hospital systems, and group purchasing organizations, continue to merge or consolidate. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures we face. The emergence of large buying groups representing independent retail pharmacies enable those groups to extract price discounts on our products. In addition, a number of our customers have instituted sourcing programs limiting the number of suppliers of generic pharmaceutical products carried by that customer. These developments have resulted in heightened pricing pressure on our products, as well as competition among generic drug producers for business from a smaller and more selective customer base.

Perrigo Company plc - Item 1A
Risk Factors

Additionally, if we are unable to maintain adequately high levels of customer service over time, customers may choose to assess penalties, obtain alternate sources for products, and/or end their relationships with us.

Our Specialty Sciences segment generates revenue primarily from royalties on Tysabri®, and any negative developments related to Tysabri® could have a material adverse effect on our business.

We occasionally enter into arrangements that entitle us to potential royalties from third parties. Our most significant royalty is the Tysabri® royalty received quarterly from Biogen Idec, which generated $338.4 million of pretax income in fiscal year 2015. See Item 1. Business - Specialty Sciences for more information on our Tysabri® royalty arrangement. Our pretax income could be adversely affected if the royalty streams decline in future periods. Factors that may have an adverse effect on our Tysabri® royalty stream are as follows:

•	Foreign currency movement, which could have a negative impact on Biogen Inc.'s Tysabri® sales, thereby reducing our royalties;

•
Companies working to develop new therapies or alternative formulations of products for multiple sclerosis that, if successfully developed, would compete with and could gain greater acceptance than Tysabri® and damage our market share;

•	Any negative developments relating to Tysabri®, such as safety, efficacy, or reimbursement issues, could reduce demand for Tysabri®; and

•
Adverse regulatory or legislative developments could limit or prohibit the sale of Tysabri®, such as restrictions on the use of Tysabri® or safety-related label changes, including enhanced risk management programs, which may significantly reduce expected net sales and require significant expense and management time to address the associated legal and regulatory issues.

Additionally, Tysabri® sales growth cannot be assured given the significant restrictions on its use and the significant safety warnings in the label, including the risk of developing Progressive Multifocal Leukoencephalopathy ("PML"), a serious brain infection. The risk of developing PML may increase with prior immunosuppressant use, longer treatment duration, or the presence of JC virus antibodies. Increased incidence of PML could limit sales growth, prompt regulatory review, require significant changes to the label, or result in market withdrawal. In addition, the result of ongoing or future clinical trials involving Tysabri® or other adverse events reported in association with the use of Tysabri® may have an adverse impact on prescribing behavior and reduce sales of Tysabri®.

We are dependent on the services of certain key executive and scientific employees. The failure to attract and retain such employees may have a material adverse impact on our results of operations.

We are dependent on the services of certain key employees, and our future success will depend in large part upon our ability to attract and retain highly skilled employees. In particular, key employees of acquired companies may perceive uncertainty about their future role until strategies regarding the combined business are fully executed, and the recent offers from Mylan may affect the recruitment and retention of our workforce. Key functions for us include executive managers, operational managers, R&D scientists, information technology specialists, financial and legal specialists, regulatory professionals, quality compliance specialists, and sales/marketing personnel. If we are unable to attract or retain key qualified employees, our future operating results may be adversely impacted.

Unfavorable publicity or consumer perception of the safety, quality, and efficacy of our products could have a material adverse impact on our business.

We are dependent upon consumers' perception of the safety, quality, and efficacy of our products, and may be affected by changing consumer preferences. Negative consumer perception may arise from media reports, product liability claims, regulatory investigations, or recalls, regardless of whether they involve us or our products. The mere publication of information asserting defects in products or ingredients, or concerns about our products or the materials used in our products, could discourage consumers from buying our products, regardless of whether such information is scientifically supported.

Perrigo Company plc - Item 1A
Risk Factors

•
Our products involve risks such as product contamination, spoilage, mislabeling, and tampering that could require us to recall one or more of our products. Serious product quality concerns could also result in governmental actions against us that, among other things, could result in the suspension of production or distribution of our products, product seizures, loss of certain licenses, delays in the issuance of governmental approvals for new products, or other governmental penalties, all of which could be detrimental to our reputation and reduce demand for our products.

•
We cannot guarantee that counterfeiting, imitation or other tampering with our products will not occur or that we will be able to detect and resolve it. Any counterfeiting or contamination of any products could negatively impact our sales, particularly if counterfeit or imitation products cause death or injury to consumers.

•
Many of the brands we acquired from Omega have European recognition. This recognition is the result of the large investments Omega has made in its products over many years. The quality and safety of the products are critical to our business. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, efficacy, or similar matters, sentiments toward us and our products could be negatively impacted.

•
Our BCH segment's financial success is dependent on the success of its brands, and the success of these brands can suffer if marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. In addition, given the association of individual products within the commercial network of our BCH segment, an issue with one of our products could negatively affect the reputation of other products, thereby potentially hurting our financial results.

•
Powdered infant formula products are not sterile. All of our infant formula products must be prepared and maintained according to label instruction to retain their flavor and nutritional value and avoid contamination or deterioration. Depending on the product, a risk of contamination or deterioration may exist at each stage of the production cycle, including the purchase and delivery of raw materials, the processing and packaging of food products, and the use and handling by consumers, hospital personnel, and healthcare professionals. In the event that certain of our infant formula products are found or alleged to have suffered contamination or deterioration, whether or not under our control, our reputation and our infant formula product category sales could be materially adversely affected.

•
Scientific studies and media reports can have a negative impact on the demand for certain of our products, even when they do not directly involve us. For instance, there have been recent reports questioning the efficacy of regular consumption of certain vitamins and supplements. Additionally, the New York Attorney General has asked several major retailers to halt sales of herbal supplements. Our VMS sales have been negatively impacted by the media attention.

Increasing use of social media could give rise to liability, breaches of data security, or reputation damage.

The Company and our employees increasingly utilize social media as a means of internal and external communication.

•
To the extent that we seek to use social media tools as a means to communicate about our products and/or business, there are uncertainties as to the rules that apply to such communications, or as to the interpretations that authorities will apply to the rules that exist. As a result, despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that our use of social media for such purposes may cause us to be found in violation of them. A violation of such guidelines may damage our reputation as well as cause potential lawsuits and adversely affect our operating activities.

•
Our employees may knowingly or inadvertently make use of social media tools in ways that may not be aligned with our social media strategy, and that may give rise to liability, or could lead to the loss of trade secrets or other intellectual property, or public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others.

Perrigo Company plc - Item 1A
Risk Factors

•
Negative posts or comments about us, store brands or generic pharmaceuticals, or our products in social media could seriously damage our reputation and could adversely affect the price of our securities. In addition, negative posts or comments about our products could result in increased pharmacovigilance reporting requirements, which may give rise to liability if we fail to fully comply with such requirements.

Our quarterly results are impacted by a number of factors, some of which are beyond the control of our management, that may result in significant quarter-to-quarter fluctuations in operating results.

Our quarterly results are impacted by a number of factors, some of which are beyond the control of management, that may result in significant quarter-to-quarter fluctuations in operating results. Some of these factors include the severity, length and timing of the cough/cold/flu and allergy season, and flea and tick season, the timing of new product approvals and introductions by us and our competitors, price competition, changes in the regulatory environment, changes in accounting pronouncements, the magnitude and timing of R&D investments, changes in the levels of inventories maintained by our customers, and the timing of retailer promotional programs.

We may not realize the benefits of business acquisitions and divestitures we enter into, which could have a material adverse effect on our operating results.

One of our growth strategies is inorganic growth through the acquisition of products and companies that we expect will benefit the Company. This strategy comes with a number of financial, managerial, and operational risks. We may not realize the benefits of an acquisition because of integration and other challenges, including, but not limited to the following:

•	The difficulty involved with managing the expanded operations of a larger and more complex company;

•
Uncertainties involved in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, and contingent and other liabilities of the respective parties;

•	Unanticipated changes in the business, industry, market or general economic conditions different from the assumptions underlying our rationale for pursuing the transaction;

•	Potential inability to achieve identified operating and financial synergies, or return on investment, from an acquisition in the amounts or on the timeframe anticipated;

•
Substantial demands on our management, operational resources, technology, and financial and internal control systems, which could lead to dissatisfaction and potential loss of key customers, management or employees;

•
Integration activities may detract attention from our day-to-day business, and there might be substantial costs associated with the transaction process or other material adverse effects as a result of these integration efforts; and

•
We may undertake financing to complete an acquisition that impacts our liquidity, credit ratings and financial position, thereby making it more difficult, restrictive or expensive to raise future capital.

Actual results may differ from pro forma financial information of the combined companies due to changes in the fair value of assets acquired and liabilities assumed, changes in assumptions used to form estimates, differences in accounting policies between the companies, and completion of purchase accounting.

We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations.

We have recorded significant intangible assets and goodwill on our balance sheet as a result of previous acquisitions, which could become impaired and lead to material charges in the future. We regularly review our intangible assets and goodwill for impairment. Goodwill and indefinite life intangible assets are subject to impairment review on an annual basis and whenever impairment indicators are present. We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any

Perrigo Company plc - Item 1A
Risk Factors

individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. Our annual goodwill impairment testing performed in the fourth fiscal year quarter resulted in a goodwill impairment charge of $6.8 million for fiscal year 2015. There were no intangible asset impairment charges recorded in fiscal year 2015. See Item 8. Note 3 for further information.

Global Risks

Our business, financial condition, and results of operations are subject to risks arising from the international scope of our operations.

We manufacture, source raw materials, and sell our products in a number of countries. We are subject to risks associated with international manufacturing and sales, including:

•	Unexpected changes in regulatory requirements;

•	Problems related to markets with different cultural biases or political systems;

•	Possible difficulties in enforcing agreements;

•	Longer payment cycles and shipping lead-times;

•	Difficulties obtaining export or import licenses or changes in import/export regulations; and

•	Imposition of withholding or other taxes.

Additionally, we are subject to periodic reviews and audits by governmental authorities responsible for administering import/export regulations. To the extent that we are unable to successfully defend against an audit or review, we may be required to pay assessments, penalties and increased duties.

Certain of our facilities operate in a special purpose subzone established by the U.S. Department of Commerce Foreign Trade Zone Board, which allows us certain tax advantages on products and raw materials shipped through these facilities. If the Foreign Trade Zone Board were to revoke the subzone designation or limit its use by us, we could be subject to increased duties.

Although we believe that we conduct our business in compliance with applicable anti-corruption, anti-bribery and economic sanctions or other anti-corruption laws, if we are found to not be in compliance with such laws or other anti-corruption laws, we could be subject to governmental investigations, legal or regulatory proceedings, substantial fines, and/or other legal or equitable penalties. This risk increases in locations outside of the U.S., particularly in locations that have not previously had to comply with the FCPA, U.K. Bribery Act and similar laws.

Current and changing global economic conditions may adversely affect our business.

A number of non-U.S. jurisdictions in which we do business have been negatively impacted by slowing growth rates or recessionary conditions and market volatility.

•
Several emerging market economies are particularly vulnerable to the impact of rising interest rates, inflationary pressures, weaker oil and other commodity prices, and large external deficits. While some of these jurisdictions are showing signs of stabilization or recovery, others, such as Russia and Greece, continue to experience increasing levels of stress and volatility. Risks in one country can limit our opportunities for portfolio growth and negatively affect our operations in another country or countries. As a result, any such unfavorable conditions or developments could have an adverse impact on our operations.

•
While the challenging global economic environment has not had a material impact on our liquidity or capital resources, there can be no assurance that possible future changes in global financial markets and global economic conditions will not affect our liquidity or capital resources, impact our ability to obtain financing in the future, or decrease the value of our assets.

•
Our customers could be adversely impacted if economic conditions worsen. Our CHC segment does not advertise its products like national brand companies and thus is largely dependent on retailer promotional activities to drive sales volume and increase market share. If our customers do not have the ability to invest in store brand promotional activities, our sales may suffer. Additionally, while we actively review the credit

Perrigo Company plc - Item 1A
Risk Factors

worthiness of our customers and suppliers, we cannot fully predict to what extent they may be negatively impacted by slowing economic growth.

The international scope of our business exposes us to risks associated with foreign exchange rates.

We report our financial results in U.S. dollars. However, a significant portion of our net sales, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. These currencies include among others the euro, Indian rupee, British pound, Canadian dollar, Israel shekel, Australian dollar, and Mexican peso. The addition of Omega, a euro-denominated business that will represent a significant portion of our future net sales and earnings and a substantial portion of our net assets, has significantly increased our exposure to changes in the euro/U.S. dollar exchange rate. In addition, approximately 25% of Omega’s sales are in other foreign currencies, with the majority of the product costs for these markets denominated in euros. Our results of operations and, in some cases, cash flows, have in the past been and may in the future be adversely affected by movements in exchange rates. In addition, we may also be exposed to credit risks in some of those markets. We may implement currency hedges or take other actions intended to reduce our exposure to changes in foreign currency exchange rates. If we are not successful in mitigating the effects of changes in exchange rates on our business, any such changes could materially impact our results.

We operate in jurisdictions that could be affected by economic and political instability, which could have a material adverse effect on our business.

Our operations outside the U.S. could be affected by economic or political instability, embargoes, military hostilities, unstable governments and legal systems, and inter-governmental disputes. We have significant operations in Israel, which has experienced varying degrees of hostility in recent years. Doing business in Israel and certain other countries involves the following risks:

•
Certain countries and international organizations have refused to do business with Israel or with Israeli companies. We are also precluded from marketing our products to certain countries due to U.S. and Israeli regulatory restrictions. International economic sanctions and boycotts of our products could negatively impact our sales and ability to export our products.

•
Our facilities in Israel are within a conflict zone. If terrorist acts or military actions were to result in substantial damage to our facilities, our business activities would be disrupted since, with respect to most products, we would need to obtain prior FDA approval for a change in manufacturing site. In addition, our insurance may not adequately compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

•
Certain of our customers or suppliers may decline to travel to Israel, which would force us to make alternative arrangements where necessary. The United States Department of State has at times issued an advisory regarding travel to these countries. As a result of the State Department's advisories, the FDA has at various times curtailed or prohibited its inspectors from traveling to inspect facilities. If these inspectors are unable to inspect our facilities, the FDA could withhold approval for new products intended to be produced at those facilities.

Risks Related to Litigation and Insurance

We are or may become involved in lawsuits and may experience unfavorable outcomes of such proceedings.

We may become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, false advertising/unfair competition, taxation matters, workers' compensation, product quality/recall issues, environmental remediation issues, and regulatory issues. Litigation is unpredictable and can be costly. No assurance can be made that litigation will not have a material adverse effect on our financial position or results of operations in the future. See Item 8. Note 14 for more information.

Perrigo Company plc - Item 1A
Risk Factors

•
We may be subject to liability if our products violate applicable laws or regulations in the jurisdictions where our products are distributed. The successful assertion of product liability or other product-related claims against us could result in potentially significant monetary damages and incur substantial legal expenses. Even if a product liability or consumer fraud claim is unsuccessful, not merited, or not fully pursued, we may still incur substantial legal expenses defending against such a claim, and our reputation may suffer.

•
We are a defendant in product liability lawsuits arising out of serious adverse events, including deaths, which occurred in patients taking Tysabri®. We expect additional product liability lawsuits related to Tysabri® usage to be filed. Tysabri®'s distributor, Biogen Idec, and Perrigo will each be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. Along with Biogen Idec, we intend to vigorously defend these lawsuits, however, we cannot predict how these cases will be resolved. Adverse results in one or more of these cases could result in substantial monetary judgments.

•
We may face environmental exposures including, for example, those relating to discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by hazardous substances or wastes, and the health and safety of our employees. While we do not have any material remediation liabilities currently outstanding, we may in the future face liability for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under or in our currently or formerly owned property, or from a third-party disposal facility that we may have used, without regard to whether we knew of, or caused, the presence of the contaminants. The actual or alleged presence of these substances, or the failure to remediate them, could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on our ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on us.

•
Our BCH segment regularly makes advertising claims regarding the effectiveness of its products, which we are responsible for defending. An unsuccessful defense of product-related claims could result in potentially significant monetary damages and substantial legal expenses. Even if a claim is unsuccessful, not merited, or not fully pursued, we may still incur substantial legal expenses defending against such a claim, and our reputation could suffer.

Third-party patents and other intellectual property rights may limit our ability to bring new products to market and may subject us to potential legal liability, causing us to incur significant costs.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry.

•
As a manufacturer of generic pharmaceutical products, the ability of our CHC and Rx Pharmaceutical segments to bring new products to market is often limited by third-party patents or proprietary rights and regulatory exclusivity periods awarded on products. The cost and time for us to develop prescription and Rx-to-OTC switch products is significantly greater than the rest of the new products that we introduce. Any failure to bring new products to market in a timely manner without incurring legal liability could cause us to lose market share, and our operating results could suffer.

•
We could have to defend against charges that we violated patents or proprietary rights of third parties. This could require us to incur substantial expense and could divert significant effort of our technical and management personnel. If we are found to have infringed on the rights of others, we could lose our right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Additionally, if we choose to settle a dispute through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties that may not be on terms we believe to be acceptable. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products.

•
At times, our CHC or Rx Pharmaceuticals segments may seek approval to market NDA or ANDA products before the expiration of patents for those products, based upon our belief that such patents are invalid, unenforceable or would not be infringed by our products. In these cases we may face significant patent

Perrigo Company plc - Item 1A
Risk Factors

litigation. Depending upon a complex analysis of a variety of legal and commercial factors, we may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision, or while an appeal of a lower court decision is pending, known as an "at risk" launch. The risk involved in an "at risk" launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits we make from selling the generic version of the product. By electing to proceed in this manner, we could face substantial damages if we receive an adverse final court decision. In the case where a patent holder is able to prove that our infringement was "willful" or "exceptional," under applicable law, the patent holder may be awarded up to three times the amount of its actual damages or we may be required to pay attorneys’ fees.
The success of certain of our products depends on the effectiveness of measures we take to protect our intellectual property rights and patents.

If we fail to adequately protect our intellectual property, competitors may manufacture and market similar products.

•
We have been issued patents covering certain of our products, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the U.S. Any existing or future patents issued to or licensed by us may not provide us with any significant competitive advantages for our products or may even be challenged, invalidated or circumvented by competitors. In addition, patent rights may not prevent our competitors from developing, using or commercializing non-infringing products that are similar or functionally equivalent to our products.

•
We also rely on trade secrets, unpatented proprietary know-how, and continuing technological innovation that we seek to protect, in part by confidentiality agreements with licensees, suppliers, employees, and consultants. If these agreements are breached, we may not have adequate remedies for any such breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, trade secrets and proprietary technology may otherwise become known or be independently developed by competitors or, if patents are not issued with respect to products arising from research, we may not be able to maintain the value of such intellectual property rights.

Significant increases in the cost or decreases in the availability of the insurance we maintain could adversely impact our financial condition.
To protect the Company against various potential liabilities, we maintain a variety of insurance programs, including property, general and product, and directors' and officers' liability. We may reevaluate and change the types and levels of insurance coverage that we purchase. We are self-insured when insurance is not available or not available at reasonable premiums. Risks associated with insurance plans include:

•	Insurance costs could increase significantly, or the availability of insurance may decrease, either of which could adversely impact our financial condition;

•
Deductible or retention amounts could increase or our coverage could be reduced in the future and to the extent losses occur, there could be an adverse effect on our financial results depending on the nature of the loss and the level of insurance coverage we maintained;

•
Product liability insurance may not be available to us at an economically reasonable cost (or at all for certain specific products) or our insurance may not adequately cover our liability in connection with product liability claims (see Item 8. Note 14 for further information related to legal proceedings); and

•
As our business inherently exposes us to claims for injuries allegedly resulting from the use of our products, we may become subject to claims for which we are not adequately insured. Unanticipated payment of a large claim may have a material adverse effect on our business.

Perrigo Company plc - Item 1A
Risk Factors

Tax Related Risks

The U.S. Internal Revenue Service ("IRS") may not agree with the conclusion that we are treated as a foreign corporation for U.S. federal tax purposes.

Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to section 7874 of the U.S. Internal Revenue Code of 1986, as amended ("Code"). For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

For Perrigo Company plc to be treated as a foreign corporation for U.S. federal tax purposes under section 7874 of the Code, either (i) the former stockholders of Perrigo Company must own (within the meaning of section 7874 of the Code) less than 80% (by both vote and value) of our stock by reason of holding shares in Perrigo Company (the "ownership test") as of the closing of the acquisition or (ii) we must have substantial business activities in Ireland after the Elan acquisition (taking into account the activities of our expanded affiliated group).

Upon our acquisition of Elan, Perrigo Company stockholders held 71% (by both vote and value) of our shares. As a result, we believe that under current law, we should be treated as a foreign corporation for U.S. federal tax purposes. However, we cannot assure that the IRS will agree with our position that the ownership test is satisfied. There is limited guidance regarding the section 7874 provisions, including the application of the ownership test.

Based on the limited guidance available, we currently expect that Section 7874 of the Code likely will limit our and our U.S. affiliates’ ability to use their U.S. tax attributes such as net operating losses to offset certain U.S. taxable income, if any, generated by the Elan acquisition or certain specified transactions for a period of time following the Elan acquisition.

Changes to tax laws could have a material adverse effect on our results of operations and the ability to utilize cash in a tax efficient manner.

We believe that under current law, we should be treated as a foreign corporation for U.S. federal tax purposes. However, any of the following could adversely affect our status as a foreign corporation for U.S. federal tax purposes:

•	Changes to the inversion rules in section 7874 of the Code, the IRS Treasury regulations promulgated thereunder, or other IRS guidance and

•	Legislative proposals aimed at expanding the scope of U.S. corporate tax residence.

The Office of the Revenue Commissioners, U.S. Congress, the Organization for Economic Co-operation and Development, and other Government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting", where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. This focus could lead to a change in tax laws in the U.S. and other countries in which we and our affiliates do business.

Any of these changes could have a prospective or retroactive application to us, our shareholders, and affiliates, and could adversely affect us by limiting our ability to utilize cash in a tax efficient manner.

Our effective tax rate may change in the future, which could adversely impact our future results from operations.

A number of factors may adversely impact our future effective tax rates, which may impact our future results from operations. These factors include, but are not limited to:

Perrigo Company plc - Item 1A
Risk Factors

•	Income tax rate changes by governments;

•	The jurisdictions in which our profits are determined to be earned and taxed;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Adjustments to our interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives;

•	Changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (such as proposals for fundamental U.S. international tax reform);

•	Changes in U.S. generally accepted accounting principles;

•	Expiration or the inability to renew tax rulings or tax holiday incentives; and

•	Repatriation of non-U.S. earnings with respect to which we have not previously provided for U.S. taxes.

The resolution of uncertain tax positions could be unfavorable, which could have an adverse effect on our business.

Although we believe that our tax estimates are reasonable and that our tax filings are prepared in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties or interest assessments.

•
The IRS audit of fiscal years 2009 and 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million inclusive of interest in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same fiscal 2009 and 2010 audit. The statutory notice asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the notice of deficiency. In January 2015, we paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court, and in June 2015 we filed a request for a refund. In the event that the IRS denies our request for a refund, we intend to contest the IRS’s asserted positions in U.S. Federal court. An unfavorable resolution of this matter could have a material impact on our consolidated financial statements in future periods.

•
The IRS is auditing fiscal years 2011 and 2012, and the Israel Tax Authorities are auditing the same period. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, we cannot predict the outcome of any audit or related litigation.

The government programs in Israel in which we participate and the tax benefits we receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs and tax expenses.

We receive grants for research and development from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis. If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase research and development costs. The receipt of such grants subjects us to certain restrictions and pre-approval requirements, which may be conditioned on additional royalty payments with rights to transfer intellectual property and/or production abroad. We also receive tax benefits, in particular exemptions and reductions, as a result of the Privileged Enterprise status of certain existing operations in Israel. To be eligible for these tax benefits, we must maintain our Privileged Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in itself and its Israeli subsidiaries and by meeting projections provided to the regulatory agencies. If we fail to meet these conditions in the future, the tax benefits would be canceled, and we could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. If such benefits are reduced or eliminated in the future, our results of operations will be adversely impacted.

Perrigo Company plc - Item 1A
Risk Factors

In fiscal year 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. We have two entities that have previously elected the new tax legislation for years after fiscal 2011. Therefore, the above risk is only applicable to us for fiscal year 2011 as statutes remain open for this year.

Risks Related to Capital and Liquidity

Our indebtedness could adversely affect our ability to operate our business.

We anticipate that cash, cash equivalents, cash flows from operations, and borrowings available under our credit facilities will substantially fund working capital and capital expenditures. Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business.

•
Downgrades to our credit ratings may limit our access to capital and materially increase borrowing costs on current or future financing, including via trade payables with vendors. Customers' inclination to purchase goods from us may also be affected by the publicity associated with deterioration of our credit ratings.

•
Our senior credit facilities, the agreements governing our senior notes, and agreements governing our other indebtedness contain a number of restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied.

•
We also must comply with certain specified financial ratios and tests. These restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions. If we do not comply with the covenants and restrictions contained in our senior credit facilities, agreements governing our senior notes, and agreements governing our other indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable.

•
Any default under our senior credit facilities or agreements governing our senior notes or other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If our indebtedness is accelerated, there can be no assurance that we would be able to repay or refinance our debt or obtain sufficient new financing.

•
There are various maturity dates associated with our credit facilities, senior notes, and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. Further, there is no assurance that future refinancing or renegotiation of our senior credit facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms.

Any additional shares we may issue could dilute your ownership in us.

•
Under Irish law, our authorized share capital can be increased by an ordinary resolution of our shareholders, and the directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by the articles of association or by an ordinary resolution of our shareholders.

•
Subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to authorize the waiver of the statutory preemption rights by way of special resolution with respect to any particular allotment of shares.

•
Our articles of association contain, as permitted by Irish company law, a provision authorizing the board to issue new shares for cash without offering preemption rights. The authorization of the directors to issue shares and the authorization of the waiver of the statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will

Perrigo Company plc - Item 1A
Risk Factors

always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

We are incorporated in Ireland, and Irish law differs from the laws in effect in the United States and may afford less protection to, or otherwise adversely affect, our shareholders.

As an Irish company, we are governed by the Irish Companies Act 2014 (the "Act"). The Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits, and indemnification of directors.

•
Under Irish law, the duties of directors and officers of a company are generally owed to the company only. As a result, shareholders of Irish companies do not have the right to bring an action against the directors or officers of a company, except in limited circumstances.

•
Depending on the circumstances, shareholders may be subject to different or additional tax consequences under Irish law as a result of the acquisition, ownership and/or disposition of ordinary shares, including, but not limited to, Irish stamp duty, dividend withholding tax, and capital acquisitions tax.

•
There is no treaty between Ireland and the U.S. providing for the reciprocal enforcement of foreign judgments. Before a foreign judgment would be deemed enforceable in Ireland, the judgment must be provided by a court of competent jurisdiction and be for a final and conclusive sum. An Irish court may exercise its right to refuse to recognize and enforce a foreign judgment if the foreign judgment was obtained by fraud, if the judgment violated Irish public policy, if the judgment is in breach of natural justice, or if it is irreconcilable with an earlier judgment.

•
An Irish court may stay proceedings if concurrent proceedings are being brought elsewhere. Judgments of U.S. courts of liabilities predicated upon U.S. federal securities laws may not be enforced by Irish courts if deemed to be contrary to public policy in Ireland.

We are subject to Irish takeover rules under which our Board of Directors is not permitted to take any action without Irish Takeover Panel approval that might frustrate an offer for our ordinary shares once we have received an approach that may lead to an offer, or have reason to believe an offer is imminent. Further, it could be more difficult for us to obtain shareholder approval for a merger or negotiated transaction than if we were a U.S. company because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under Irish law.

We may be limited in our ability to pay dividends in the future.

A number of factors may limit our ability to pay dividends in the future, including:

•	The availability of distributable reserves, as approved by our shareholders and the Irish High Court;

•	Our ability to receive cash dividends and distributions from our subsidiaries;

•	Compliance with applicable laws and covenants; and

•	Our financial condition, results of operations, capital requirements, general business conditions, and other factors that the Board of Directors may deem relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES
Our world headquarters is located in Dublin, Ireland, and our main administrative offices are located in Allegan, Michigan. We manufacture products at 30 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 60% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at June 27, 2015:

Country	Number of Facilities	Segment(s) Supported

Ireland	1	CHC, Rx Pharmaceuticals, Specialty Sciences
United States	59	CHC, Rx Pharmaceuticals
Mexico	9	CHC
Israel	5	CHC, Rx Pharmaceuticals, Other
Germany	3	BCH
France	4	BCH
Belgium	4	BCH
Australia	3	CHC
United Kingdom	2	CHC, Rx Pharmaceuticals
Netherlands	2	BCH
Austria	1	BCH
Poland	1	BCH
Switzerland	1	BCH
Greece	1	BCH
India	1	Other

We believe that our production facilities are adequate to support the business, and our property and equipment are well maintained. Plants for the manufacture of products are suitable for their intended purposes and have capacities and projected capacities adequate for current and projected needs of our existing products.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding our current legal proceedings is presented in Item 8. Note 14.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Perrigo Company plc - Additional Item
Executive Officers

ADDITIONAL ITEM.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages and positions as of August 7, 2015 were:

Name	Age	Position
Douglas S. Boothe	51	Executive Vice President, General Manager, Rx Pharmaceuticals
Judy L. Brown	47	Executive Vice President, Chief Financial Officer
Marc Coucke (1)	51	Executive Vice President, General Manager, Branded Consumer Healthcare
Thomas M. Farrington	58	Senior Vice President, Chief Information Officer
John T. Hendrickson	52	Executive Vice President, Global Operations and Supply Chain
Scott F. Jamison	59	Executive Vice President, General Manager, Nutritionals
Todd W. Kingma	55	Executive Vice President, General Counsel and Secretary
Sharon Kochan	47	Executive Vice President, General Manager, International
Jeffrey R. Needham	59	Executive Vice President, General Manager, Consumer Healthcare
Joseph C. Papa	59	Chairman, President and Chief Executive Officer
Jatin Shah, Ph.D.	62	Senior Vice President, Chief Scientific Officer
Michael R. Stewart	63	Senior Vice President, Global Human Resources
Louis W. Yu, Ph.D.	65	Executive Vice President, Global Quality

(1)     Employed by Mylecke Management, Art & Invest N.V.

Mr. Boothe was named Executive Vice President, General Manager, Rx Pharmaceuticals in January 2013. Prior to joining us, Mr. Boothe was Chief Executive Officer of Actavis Inc. from August 2008 to December 2012, where he was responsible for all aspects of its generics business in North America and Latin America, and Chief Operating Officer of Actavis Inc. from 2006 to 2008. He also has held a series of leadership roles at Alpharma Inc., Pharmacia Corporation, and Xerox Corporation.

Ms. Brown was named Executive Vice President, Chief Financial Officer in July 2006. She served as Vice President and Corporate Controller from September 2004 to July 2006. Previously, Ms. Brown held various senior positions in finance and operations at Whirlpool Corporation from 1998 to August 2004 and prior to that worked for Ernst & Young LLP in the U.S. and Germany. Ms. Brown is a director of Belden Corporation, an NYSE traded company, that is a global leader in high-quality, end-to-end signal transmission solutions and network infrastructure needs for industrial, enterprise, and broadcast markets.

Mr. Coucke was named Executive Vice President, General Manager, Branded Consumer Healthcare in March 2015. He served as Omega's Chairman and Chief Executive Officer since 1987 until we acquired Omega in March 2015. Omega was founded in 1987 by Mr. Coucke and two other Belgian pharmacists and focused on the production and sales of various shampoos. Under Mr. Coucke’s leadership, the company grew and expanded geographically into a world player of consumer healthcare products, with affiliates in 36 countries. He is a qualified pharmacist (RUG). Mr. Coucke is acting as permanent representative of Mylecke Management, Art & Invest N.V.

Mr. Farrington was named Senior Vice President, Chief Information Officer in October 2006. He formerly served as Chief Information Officer for F. Dohmen Co. in addition to serving as a division President for JASCORP LLC from 2003 to October 2006. Prior to that position, Mr. Farrington held various senior positions in information technology and finance at Dell, Inc. from 1999 to 2003.

Mr. Hendrickson was named Executive Vice President, Global Operations and Supply Chain in October 2009. He served as Executive Vice President and General Manager, Consumer Healthcare from March 2007 to October 2009. He served as Executive Vice President of Operations from 1999 to 2007. Mr. Hendrickson began his employment with us in 1989.

Mr. Jamison was named Executive Vice President, General Manager, Nutritionals in January 2011. Before we acquired PBM Holdings, Inc. in fiscal year 2010, Mr. Jamison had served as PBM's Executive Vice President and General Counsel since the formation of PBM in 1997 and was a key member of the executive team throughout

Perrigo Company plc - Additional Item
Executive Officers

the evolution and growth of PBM. In addition to his legal responsibilities, Mr. Jamison has held senior leadership responsibilities in operations and sales, as well as in new business and product development.

Mr. Kingma was named Executive Vice President, General Counsel and Secretary in May 2006. He served as Vice President, General Counsel and Secretary from 2003 to May 2006. Previously, Mr. Kingma held various positions at Pharmacia Corporation from 1991 through 2003. His last position with Pharmacia Corporation was Vice President and Associate General Counsel, Global Specialty Operations.

Mr. Kochan was named Executive Vice President, General Manager, International in August 2012. He served as Executive Vice President, General Manager of Rx Pharmaceuticals from March 2007 to July 2012 and as Senior Vice President of Business Development and Strategy from 2005 to March 2007. Mr. Kochan was Vice President, Business Development of Agis Industries (1983) Ltd. from 2001 until we acquired Agis in 2005.

Mr. Needham was named Executive Vice President, General Manager, Consumer Healthcare in October 2009. He served as Senior Vice President of Commercial Business Development from 2005 through October 2009. Previously, he served as Senior Vice President of International from 2004 to 2005. He served as Managing Director of our U.K. operations from 2002 to 2004 and as Vice President of Marketing from 1993 to 2002.

Mr. Papa joined us in October 2006 as President and Chief Executive Officer. Mr. Papa was elected as a director in November 2006 and, subsequently, was appointed as Chairman of the Board of Directors in October 2007. Previously, Mr. Papa served from 2004 to October 2006 as Chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. Prior to that position, he served as President and Chief Operating Officer of Watson Pharmaceuticals, Inc. from 2001 to 2004. Additionally, Mr. Papa has held management positions at DuPont Pharmaceuticals, Pharmacia Corporation, G.D. Searle & Company and Novartis AG. Mr. Papa is a director of Smith & Nephew, a developer of advanced orthopedic medical devices.

Dr. Shah was named Senior Vice President, Chief Scientific Officer in June 2005. He served as Vice President of Research and Development for Rx products from 2004 to June 2005. Previously, Dr. Shah held various senior positions in Research and Development at Mayne Pharma (known previously as Faulding Pharmaceuticals) from 1996 to 2004. Prior to that, Dr. Shah held positions of increasing responsibility at Eon Labs, Inc., Warner-Lambert (acquired by Pfizer), and Hoffman-La Roche.

Mr. Stewart was named Senior Vice President, Global Human Resources in September 2004. He served as Vice President, Human Resources from 1993 to September 2004. Mr. Stewart began his employment with us in 1981.

Dr. Yu was named Executive Vice President, Global Quality in July 2013. He served as Senior Vice President, Global Quality from November 2006 to June 2013. Previously, Dr. Yu served from 2005 to October 2006 as Vice President, Quality at CV Therapeutics Inc. Prior to that position, he served as Global Head of Quality & Compliance for Forest Laboratories, Inc. from 1999 to 2005. He served as the Vice President, Quality & Compliance for Solvay Pharmaceuticals between 1996 and 1999. Dr. Yu is a director of the Product Quality Research Institute, a non-profit consortium. In addition, Dr. Yu is an Adjunct Professor in the School of Pharmacy, University of Wisconsin.

Perrigo Company plc - Item 5

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

On and prior to December 18, 2013, our common stock consisted of shares of Perrigo Company, a Michigan Corporation, and since December 19, 2013, our common equity consists of ordinary shares of Perrigo Company plc, incorporated under the laws of Ireland.

Prior to June 6, 2013, our common equity traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PRGO. Since June 6, 2013, our common equity has traded on the New York Stock Exchange ("NYSE") under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., our common equity has been trading on the Tel Aviv Stock Exchange ("TASE") since March 16, 2005. As of August 7, 2015, there were 2,746 record holders of our ordinary shares.

Set forth below are the high and low prices for our ordinary shares by the NYSE at closing for the periods indicated:

	Fiscal Year Ended
	June 27, 2015		June 28, 2014
	High	Low	High	Low
First Quarter	$160.65	$135.00	$134.31	$115.94
Second Quarter	$171.57	$142.38	$157.47	$122.56
Third Quarter	$174.65	$147.21	$168.39	$144.46
Fourth Quarter	$205.72	$161.86	$158.99	$125.37

The graph below shows a five-year comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index and the S&P Pharmaceuticals Index. Our data points are the last day of each fiscal year and, for the indexes, June 30 of each year. The last day of our fiscal year for fiscal years 2010 through 2015 is noted in each of the columns below. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends.

Perrigo Company plc - Item 5

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY PLC**, THE S&P 500 INDEX, AND THE S&P PHARMACEUTICALS INDEX

Perrigo Company, plc
S&P 500
S&P Pharmaceuticals
$350
$300
$250
$200
$150
$100
$50
$0
6/26/2010
6/25/2011
6/30/2012
6/29/2013
6/28/2014
6/27/2015

	6/26/2010	6/25/2011	6/30/2012	6/29/2013	6/28/2014	6/27/2015
Perrigo Company, plc	$100	$146	$201	$207	$250	$327
S&P 500	$100	$114	$150	$158	$190	$237
S&P Pharmaceuticals	$100	$110	$136	$157	$195	$250

*	$100 invested on June 26, 2010 in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

**	Perrigo Company prior to December 18, 2013. Perrigo Company plc beginning December 18, 2013.

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends of $64.8 million, $46.1 million, and $33.0 million, or $0.46, $0.39, and $0.35 per share, during fiscal years 2015, 2014, and 2013, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, capital and surplus requirements and other factors the Board of Directors may consider relevant.

We did not repurchase any ordinary shares during fiscal year 2015.

Perrigo Company plc - Item 6

ITEM 6.	SELECTED FINANCIAL DATA

The Consolidated Statement of Operations data set forth below with respect to the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013 and the Consolidated Balance Sheet data at June 27, 2015 and June 28, 2014, are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The Consolidated Statement of Operations set forth below with respect to the fiscal years ended June 30, 2012 and June 25, 2011, and the Consolidated Balance Sheet data at June 29, 2013, June 30, 2012, and June 25, 2011, are derived from our audited consolidated financial statements not included in this report. For all years presented, the Consolidated Balance Sheet data has been adjusted for the retrospective application of the change in accounting policy to reclassify deferred financing fees from Other non-current assets to Long-term debt, as further described in Item 8. Note 1.

	Fiscal Year
(in millions, except per share amounts)	2015(1)(2)	2014(1)(3)	2013(1)(4)	2012(5)	2011
Statement of Operations Data
Net sales	$4,603.9	$4,060.8	$3,539.8	$3,173.2	$2,755.0
Cost of sales	2,891.4	2,613.1	2,259.8	2,077.7	1,810.2
Gross profit	1,712.5	1,447.7	1,280.0	1,095.6	944.9
Operating expenses
Distribution	67.7	55.3	47.5	39.1	34.7
Research and development	187.8	152.5	115.2	105.8	89.3
Selling	319.0	208.6	186.1	148.3	132.4
Administration	385.2	411.3	240.2	224.4	197.3
Write-off of in-process research and development	—	6.0	9.0	—	—
Restructuring	5.1	47.0	2.9	8.8	1.0
Total operating expenses	964.8	880.7	600.9	526.4	454.7
Operating income	747.7	567.0	679.1	569.2	490.2
Interest expense, net	146.0	103.5	65.8	60.7	42.3
Other expense (income), net	343.2	25.1	5.6	(3.5)	(2.7)
Loss on extinguishment of debt	10.5	165.8	—	—	—
Income before income taxes	248.0	272.6	607.7	512.0	450.5
Income tax expense	120.0	67.3	165.8	119.0	110.0
Income from continuing operations	128.0	205.3	441.9	393.0	340.6
Income (loss) from discontinued operations, net of tax	—	—	—	8.6	(1.4)
Net income	$128.0	$205.3	$441.9	$401.6	$339.2
Basic earnings from continuing operations per share	$0.92	$1.78	$4.71	$4.22	$3.69
Diluted earnings from continuing operations per share	$0.92	$1.77	$4.68	$4.18	$3.64
Basic earnings per share	$0.92	$1.78	$4.71	$4.31	$3.67
Diluted earnings per share	$0.92	$1.77	$4.68	$4.27	$3.63
Weighted-average shares outstanding
Basic	139.3	115.1	93.9	93.2	92.3
Diluted	139.8	115.6	94.5	94.1	93.5
Dividends declared per share	$0.46	$0.39	$0.35	$0.31	$0.27

(1)	See Item 7 for our Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)
Includes the results of operations for assets acquired from Lumara Health, Inc. and the results of operations of Omega Pharma Invest N.V. and Gelcaps Exportadora de Mexico, S.A. de C.V. for the eight, three, and two months ended June 27, 2015, respectively.

(3)
Includes the results of operations for Elan Corporation, plc and results of operations for assets acquired from Fera Pharmaceuticals, LLC (Methazolomide) and Aspen Global Inc. for the six, five and four months ended June 28, 2014, respectively.

Perrigo Company plc - Item 6

(4)
Includes the results of operations for assets acquired from Fera Pharmaceuticals, LLC, and results of operations for Velcera, Inc., Rosemont Pharmaceuticals Ltd., Cobrek Pharmaceuticals, Inc., and Sergeant's Pet Care Products, Inc. for the two weeks, and three, five, six and nine months ended June 29, 2013, respectively.

(5)	Includes the results of operations for Paddock and CanAm for the eleven and six months ended June 30, 2012, respectively.

(in millions)	June 27, 2015	June 28, 2014(1)	June 29, 2013(1)	June 30, 2012(1)	June 25, 2011(1)
Balance Sheet Data
Cash and cash equivalents	$785.6	$799.5	$779.9	$602.5	$310.1
Working capital, excluding cash	703.6	676.7	707.6	540.7	462.7
Property and equipment, net	932.4	779.9	681.4	578.4	507.3
Goodwill and other indefinite-lived intangible assets	7,235.0	3,543.8	1,174.1	820.1	644.9
Other intangible assets, net	8,105.6	6,787.0	1,157.6	729.3	567.6
Total assets	19,720.6	13,852.8	5,336.9	4,013.6	3,181.5
Long-term debt	5,305.1	3,204.7	1,955.1	1,358.8	882.3
Shareholders’ equity	10,662.8	8,693.7	2,332.6	1,852.6	1,531.0

(1)
Financial data has been retrospectively adjusted for the change in accounting policy to reclassify deferred financing fees from Other non-current assets to Long-term debt, as further described in Item 8. Note 1.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REPORTS OF OPERATIONS

The following Management's Discussion and Analysis ("MD&A") is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes found in Item 8 of this report.

EXECUTIVE OVERVIEW

Perrigo Company plc was incorporated under the laws of Ireland on June 28, 2013. We became the successor registrant of Perrigo Company, a Michigan corporation, on December 18, 2013 in connection with the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Item 8. Note 2. Unless the context requires otherwise, the terms "Perrigo", the "Company", "we," "our," "us," and similar pronouns used herein refer to Perrigo Company plc, its subsidiaries, and all predecessors of Perrigo Company plc and its subsidiaries.

With the acquisition of Omega Pharma Invest N.V. ("Omega"), we are a leading global over-the-counter ("OTC") consumer goods and specialty pharmaceutical company, offering patients and customers high quality products at affordable prices. From our beginning in 1887 as a packager of home remedies, we have grown to become the world's largest manufacturer of OTC healthcare products and supplier of infant formulas for the store brand market. We are also a leading provider of generic extended topical prescription products, and we receive royalties from sales of the multiple sclerosis drug Tysabri®. We provide “Quality Affordable Healthcare Products®” across a wide variety of product categories and geographies, primarily in North America, Europe, and Australia, as well as in other markets, including Israel and China.

               In conjunction with the Omega acquisition, we changed our reporting segments to better align with our new organizational structure. These organizational changes were made to optimize our structure to better serve our customers and to reflect the way in which our chief operating decision maker reviews our operating results and allocates resources. Our new reporting segments are as follows:

•
Consumer Healthcare ("CHC"), which includes our former Consumer Healthcare segment, former Nutritionals segment, and our former Israel Pharmaceuticals and Diagnostics business, which was previously reported in our “Other” segment. CHC is focused primarily on the global sale of OTC store brand products including cough, cold, and allergy products, gastrointestinal products, analgesics, Vitamins,

Perrigo Company plc - Item 7
Executive Overview

Minerals and Supplements ("VMS"), animal health products, infant formula and foods, and diagnostic products.

•
Branded Consumer Healthcare ("BCH"), which consists of the newly acquired Omega business. The segment develops, manufactures, markets and distributes some of Europe's most well-known OTC brands in the natural health and VMS, cough, cold and allergy, personal care and derma-therapeutics, lifestyle, and anti-parasite categories.

•
Prescription Pharmaceuticals ("Rx Pharmaceuticals"), which continues to include the Rx Pharmaceuticals business and develops, manufactures and markets a portfolio of generic and specialty pharmaceutical prescription drugs primarily for the U.S. and U.K. markets.

•	Specialty Sciences: which is comprised primarily of assets focused on the treatment of multiple sclerosis (Tysabri®).

We also have an "Other" segment comprised of our active pharmaceutical ingredient ("API") business, which develops, manufactures, and markets active API used worldwide by both generic and branded pharmaceutical companies.

For more information on each segment, refer to Item 1. Business - Our Segments. For results by segment see below "Segment Results" and Item 8. Note 17. See Item 1. Business for information on our business environment and competitive landscape.

In fiscal 2015, we announced that our fiscal year-end will begin on January 1 and end on December 31 of each year, starting on January 1, 2016. Fiscal year 2015, which ended on June 27, 2015, will be followed by a transition period from June 28, 2015 to December 31, 2015. We plan to disclose the results of the transition period on a Form 10-KT transition report.

Subsequent to June 27, 2015, we will continue to close our books on the Saturday closest to end of the quarter, with the last quarter ending on December 31. This practice will only affect the quarterly reporting periods and not the annual reporting periods.

Strategy

Our strategy is to deliver Quality Affordable Healthcare Products® by leveraging our global infrastructure to expand our product offerings, thereby providing new innovative products and product line extensions to existing consumers and servicing new healthcare consumers through entry into adjacent or new markets. We accomplish this strategy by investing in and continually improving all aspects of our five strategic pillars:

•	High quality;

•	Superior customer service;

•	Leading innovation;

•	Best cost; and

•	Empowered people.

The concentration of common shared service activities around the world and development of centers of excellence in Research and Development ("R&D") have played an important role in ensuring the consistency and quality of our five strategic pillars.

We have grown rapidly in recent years both through organic growth and targeted acquisitions. We continually reinvest in our R&D pipeline and work with partners as necessary to strive to be first-to-market with new products. Our organic growth has been driven by a series of successful new product launches in the CHC and Rx Pharmaceuticals segments. We expect to continue growing inorganically through expansion into adjacent products, product categories and channels, as well as through entry into new geographic markets. We evaluate potential acquisition targets based on whether they have the capacity to deliver a return on invested capital ("ROIC") in excess of 200 basis points over our weighted-average cost of capital ("WACC").

Perrigo Company plc - Item 7
Executive Overview

Competitive Advantage

Our consumer facing business model is unique in that it combines the required competencies of a fast-moving consumer goods company and a pharmaceutical manufacturing company, with the supply chain breadth necessary to support customers in the markets we serve. The durable business model competencies align with our five strategic pillars and provide us a competitive advantage in the marketplace. We maintain fully integrated quality in our operational systems across all products. Our ability to manage our supply chain complexity in dosage form, number of formulations, stock-keeping units ("SKU's"), acquisitions, integration, and global partners provides value to our customers. Product development and life cycle management are at the core of our operational investments. Globally we have 30 plants that are all in good regulatory compliance standing and have systems and structures in place to guide our continued success. Our leadership team is fully engaged in aligning all our metrics and objectives around sustainable compliance with industry associations and regulatory agencies.

Among other things, we believe the following give us a competitive advantage and provide value to our customers:

•	Leadership in first-to-market product development and product life cycle management;

•	Turn-key regulatory and promotional capabilities;

•	Management of supply chain complexity and utilizing economies of scale; and

•	Quality and cost effectiveness throughout the supply chain creating a sustainable, low-cost network.

Unsolicited Offer from Mylan N.V.

•	Since April 2015, Mylan N.V. ("Mylan") has made several unsolicited offers to purchase all of our outstanding ordinary shares, as explained in detail in Item 1A. Risk Factors.

•
While we have rejected Mylan's offers, Mylan continues to pursue a takeover. Mylan reiterated its proposal to acquire us in its proxy statement filed on July 28, 2015. Additionally, on July 27, 2015, Mylan announced that it will hold an extraordinary general meeting of its shareholders on August 28, 2015 in connection with its proposed acquisition of us.

•
Defending against Mylan's proposal and offers has required, and will continue to require, us to incur fees. Since the announcement of the offer we have incurred $13.4 million in related fees. See "Cautionary Statement Regarding Forward-Looking Statements" and Item 1A. Risk Factors for more information on risks involved with Mylan.

Highlights

Fiscal Year 2015

•	We realized record growth in the following areas:

•	Net sales of $4.6 billion primarily due to current year acquisitions and new products;

•	Gross profit percentage of 37.2%; and

•	Operating cash flows of $1.2 billion.

•	We significantly expanded our geographic footprint and product portfolio through the acquisition of Omega, one of Europe's largest healthcare companies, which closed on March 30, 2015.

•
The Omega acquisition has provided us with a significantly larger product portfolio, increasing our SKU count to 26,600; broader global reach through access to 34 new countries; and enhanced scale. We are currently integrating Omega into our operations and plan to realize efficiencies as we bring some of their R&D and manufacturing in-house.

Perrigo Company plc - Item 7
Executive Overview

•
We have already begun utilizing the global platform established through the Omega acquisition, entering into an agreement to acquire a portfolio of well-established OTC brands in Europe from GlaxoSmithKline Consumer Healthcare (“GSK”) on June 2, 2015, and an agreement to acquire Naturwohl Pharma, GmbH ("Naturwohl") with its leading German dietary supplement brand, Yokebe, on July 22, 2015. Both pending acquisitions are expected to close in the third quarter of calendar year 2015.

•
Our future results will be impacted by a variety of factors related to the Omega acquisition, some of which may be material. These factors include increased net sales, operating expense, and operating cash flow. Selling expenses as a percent of sales are expected to be higher than for our legacy business given the increased advertising and sales force used to sell our BCH products. Additionally, we may incur expenses including, but not limited to, costs associated with the integration of Omega into our operations, amortization of acquired intangible assets, and restructuring charges. See "Cautionary Statement Regarding Forward-Looking Statements" and Item 1A. Risk Factors.

•	We expanded our product offerings through targeted acquisitions including:

•	The Lumara Health Inc. ("Lumara") product acquisition, which expanded our women's health offerings; and

•
The acquisition of Patheon Inc.'s Mexican operations, Gelcaps Exportadora de Mexico, S.A. de C.V., ("Gelcaps"), which provided us with gelcap manufacturing capabilities and expanded our presence in the Mexican OTC market.

Fiscal Year 2014

•	We established a differentiated platform for international expansion through the Elan acquisition.

•
The Elan acquisition led to the creation of our new parent company, Perrigo Company plc, incorporated in Ireland. Our new corporate structure has allowed us to continue to grow in core markets and further expand outside of the U.S. with the parent company serving as a business hub and providing the scale and resources to drive our strategic initiatives and investments.

•	The acquisition also provided us with our Tysabri® royalty stream, enhancing our operating cash flows and diversifying our revenues. See Item 1. Business for more information on Tysabri®.

•
Due to our new corporate structure, we had a lower effective tax rate in fiscal year 2014 than in fiscal year 2013. Fiscal year 2015 would have been lower than fiscal year 2014 if not for the valuation allowance impact on deferred taxes and Omega acquisition costs. Our effective tax rate has been impacted by changes to our estimated jurisdictional mix of income. We are subject to changes in tax laws or income tax rates. See "Income Taxes" below for more information.

•	We increased our presence in the Australian market through the acquisition of a basket of OTC products from Aspen Global Inc. ("Aspen").

•	We further developed our opthalmic capabilities with the acquisition of Methazolomide from Fera Pharmaceuticals, LLC ("Fera").

Fiscal Year 2013

•	We entered the Pet Health category with acquisitions of Velcera Inc. ("Velcera") and Sergeant's Pet Care Products, Inc. ("Sergeant's").

•	We expanded our ophthalmic offerings and position within the Rx extended topical space with the acquisition of a product portfolio from Fera.

Perrigo Company plc - Item 7
Executive Overview

•	We broadened our Rx pharmaceutical offerings in the U.K. through the Rosemont Pharmaceuticals Inc. ("Rosemont") acquisition.

•	We strengthened our position in foam-based technologies for our U.S. Rx products through our purchase of the controlling interest of Cobrek Pharmaceuticals Inc. ("Cobrek").

See Item 8. Note 2 for more information on all of the above-mentioned acquisitions.

RESULTS OF OPERATIONS

CONSOLIDATED

($ in millions)	Fiscal Year			Percentage Change
	2013	2014	2015	2014 / 2013	2015 / 2014
Net sales	$3,539.8	$4,060.8	$4,603.9	15%	13%
Gross profit	$1,280.0	$1,447.7	$1,712.5	13%	18%
Gross profit %	36.2%	35.7%	37.2%
Operating expenses	$600.9	$880.7	$964.8	47%	10%
Operating expenses %	17.0%	21.7%	21.0%
Operating income	$679.1	$567.0	$747.7	(17)%	32%
Operating income %	19.2%	14.0%	16.2%
Interest and other, net	$71.4	$294.4	$499.7	312%	70%
Income taxes	$165.8	$67.3	$120.0	(59)%	78%
Net income	$441.9	$205.3	$128.0	(54)%	(38)%

*
Net sales by geography is derived from the location of the entity that sells to a third party. For geographic information for fiscal years 2014 and 2013, refer to Item 8. Note 17. Only includes Omega activity from March 30, 2015 to June 27, 2015.

During fiscal 2015, 60% of our consolidated net sales were attributable to CHC and 72% of consolidated net sales originated in the U.S. In the future, we expect BCH and sales outside of the U.S. to represent a larger portion of our consolidated net sales.

Further details and analysis of our financial results for fiscal years 2015, 2014, and 2013 are described below by reporting segment and line item.

Perrigo Company plc - Item 7
Consumer Healthcare

CONSUMER HEALTHCARE (CHC)

Significant Trends and Developments

•
In the fourth quarter of fiscal year 2015, we acquired Patheon's Mexican operations for $35.8 million. The acquisition added softgel manufacturing technology to our supply chain capabilities and broadened our presence, product portfolio, and customer network in Mexico.

•
Given a branded competitor's manufacturing interruptions since the third quarter of 2010, we experienced increased demand for certain adult and pediatric analgesic products in previous fiscal years, which generally had a positive impact on the CHC segment's net sales. The branded competitor re-entered the market in fiscal year 2014 and continues to gain market position. We believe that this re-entry is largely complete. We cannot predict the extent of consumers' re-acceptance of the branded products, the extent of the branded competitor's marketing activities, or the ultimate market share this competitor will recapture.

•
We filed a breach of contract litigation against a third party that we believe wrongfully enabled a competitor against us on a new product line in the animal health category. We also had a supply agreement with this third party that expired at the end of calendar year 2014 and has not been renewed. We will continue to monitor and assess these assets for potential impairment at least annually or sooner, should further impairment indicators arise. Refer to Item 8. Note 3 for additional information.

Segment Results

($ in millions)	Fiscal Year
	2013	2014	2015
Net sales	$2,671.0	$2,849.4	$2,750.0
Gross profit	$834.7	$886.8	$870.3
Gross profit %	31.2%	31.1%	31.6%
Operating income	$401.8	$413.1	$405.6
Operating income %	15.0%	14.5%	14.7%

FY 2015 vs FY 2014
Segment operating income decreased $7.5 million, or 2%, as a result of:

•	A decrease in net sales of $99.4 million, or 3%, due primarily to:

•	New product sales of $155.2 million related primarily to the launches of Fipronil (a generic version of Frontline® Plus), and certain new infant formula products;

•	Incremental net sales attributable to the Aspen and Gelcaps acquisitions of $19.3 million; and

•
Increased volumes of sales of smoking cessation products totaling $46.9 million due in part to certain national brand products not being available to consumers due to manufacturing and supply issues; more than offset by

•
A decline of $193.8 million in sales of existing products, primarily in contract manufacturing, as well as in sales of VMS, cough/cold, analgesics, gastrointestinal, and animal health products. The decline in contract manufacturing and analgesics was driven by a branded competitor's return to the market. The decline in VMS sales was due primarily to increased competition in the marketplace and pricing pressures;

•	Discontinued products of $104.1 million related primarily to animal health and nutritional products; and

•	Unfavorable foreign currency movement of $22.7 million.

Perrigo Company plc - Item 7
Consumer Healthcare

•	A decrease of $16.5 million in gross profit due to:

•	Lower segment sales and incremental amortization expense attributable to the Aspen acquisition; offset partially by

•	Improved purchase prices and efficiencies in manufacturing facilities.

•	Partially offset by a $9.0 million decrease in operating expenses due to:

•	Decreased animal health advertising expenses; offset primarily by

•	A $10.0 million option payment related to a collaboration agreement made in fiscal 2015 (refer to Item 8. Note 15).

FY 2014 vs FY 2013

Segment operating income increased $11.3 million, or 3%, as a result of:

•	An increase in net sales of $178.4 million, or 7%, due primarily to:

•	New product sales of $83.4 million;

•	Net sales attributable to the Sergeant's, Velcera, and Aspen acquisitions totaling $57.6 million;

•	Increased sales volumes of existing products totaling $137.7 million, primarily in smoking cessation, gastrointestinal, dermalogic and infant formula;

•	Favorable changes in foreign currency rates of $2.9 million; offset by

•
A decline of $91.8 million in sales of existing products, primarily in contract manufacturing due to certain national brands re-entering the retail marketplace as described above in "Significant Trends and Developments"; and

•	Discontinued products of $16.9 million.

•	An increase of $52.1 million in gross profit due primarily to:

•	Incrementally higher gross profit attributable to the Sergeant's, Velcera, and Aspen acquisitions;

•	Increased new product sales; and

•	Increased sales of smoking cessation, gastrointestinal, and infant formula products; offset primarily by decreased sales in contract manufacturing.

•	Partially offset by a $40.8 million increase in operating expenses due to:

•	Incremental operating expenses of $22.8 million from the Sergeant's and Velcera acquisitions;

•	Increased R&D of $14.5 million due primarily to higher spending on new product development projects than in the prior year;

•	Increased distribution and selling expenses as a result of higher sales volume;

•	Higher selling expenses related to marketing insync® probiotic as a branded product; and

•	Unfavorable changes in foreign currency exchange rates.

Perrigo Company plc - Item 7
Branded CHC

BRANDED CONSUMER HEALTHCARE

Significant Trends and Developments

•
Subsequent to year end, we agreed to acquire Naturwohl Pharma, GmbH with its leading German dietary supplement brand, Yokebe. Our acquisition of the brand continues to build on the segment's leading OTC product portfolio and European commercial infrastructure. The transaction has been unanimously approved by Boards of Directors of Perrigo and Naturwohl Pharma, and is expected to close in the third quarter of calendar year 2015.

•
In the fourth quarter we agreed to acquire a portfolio of well-established OTC brands from GlaxoSmithKline Consumer Healthcare (“GSK”), in connection with GSK’s commitments to the European Commission and other regulators to divest these businesses. The acquisition of this portfolio builds upon the global platform we established through the Omega acquisition and expands our share of the European OTC market. The transaction is expected to close in the third quarter of calendar year 2015.

Segment Results

($ in millions)	Fiscal Year (1)
2015
Net sales	$401.1
Gross profit	$190.1
Gross profit %	47.4%
Operating income	$26.6
Operating income %	6.6%

(1)    Includes results from March 30, 2015 to June 27, 2015.

In fiscal year 2015, we recognized net sales of $401.1 million related to the Omega acquisition, which closed on March 30, 2015 (see Item 8. Note 2 for additional information on the acquisition). BCH sales were impacted positively by seasonality, new products, and strong distribution sales. In the fourth quarter of fiscal year 2015, there were $32.9 million of sales attributable to new products.

Fiscal year 2015 operating expenses included primarily selling, general and administrative expenses of $118.3 million, R&D expenses of $7.4 million, and distribution expenses of $9.5 million.

Perrigo Company plc - Item 7
Rx Pharmaceuticals

PRESCRIPTION PHARMACUETICALS

Significant Trends and Developments

•
In the second quarter of fiscal year 2015, we acquired a portfolio of women's healthcare products from Lumara Health, Inc. for $83.0 million. The acquisition of this portfolio further expanded our women's healthcare product offerings.

Segment Results

($ in millions)	Fiscal Year
	2013	2014	2015
Net sales	$709.5	$927.1	$1,001.1
Gross profit	$361.5	$489.9	$548.9
Gross profit %	51.0%	52.8%	54.8%
Operating income	$263.2	$349.8	$373.9
Operating income %	37.1%	37.7%	37.3%

FY 2015 vs FY 2014

Segment operating income increased $24.1 million, or 7%, as a result of:

•	An increase in net sales of $74 million, or 8%, due primarily to:

•	New product sales of $119.0 million related primarily to the launches of Clobetasol Propionate 0.05% Spray, Tacrolimus 0.1% Ointment, and Testosterone Gel 1%; and

•	Net sales attributable to the Lumara product acquisition of $18.1 million; offset partially by

•	Discontinued products of $28.5 million;

•	Decrease in volumes of certain existing products; and

•	Unfavorable foreign exchange movement of $3.8 million for products manufactured in Israel.

•	An increase of $59.0 million in gross profit due primarily to:

•	Higher net sales and an improved gross profit percentage; and

•	Favorable product mix and pricing initiatives taken in the first fiscal year quarter.

•	Partially offset by a $35.0 million increase in operating expenses due to:

•	An R&D payment of $18.0 million made in connection with an R&D contractual arrangement;

•	Increased selling and administration expense related to the specialty pharmaceuticals sales force; and

•	Higher research and development expenses resulting from planned higher spending on new product development.

FY 2014 vs FY 2013

Segment operating income increased $86.6 million, or 33%, as a result of:

•	An increase in net sales of $217.6 million, or 31%, due primarily to:

•	New product sales of $106.4 million related primarily to the launches of Fenofibrate, Fluocinonide cream, Nitroglycerine spray, Repaglinide, and Azelastine nasal spray;

•	Net sales attributable to the Rosemont acquisition and Fera product acquisition totaling $83.7 million; and

•	Improved product mix for sales of existing products.

Perrigo Company plc - Item 7
Rx Pharmaceuticals

•	An increase of $128.4 million in gross profit due primarily to:

•	Incremental gross profit attributable to the Rosemont and Fera acquisitions;

•	Gross profit contribution from new products; and

•	Improved product mix for sales of existing products.

•	Partially offset by a $41.8 million increase in operating expenses due to:

•	Incremental operating expenses from the Rosemont and Fera acquisitions of $15.1 million, including $3.0 million for the start up of a branded ophthalmic sales force;

•	A $15.0 million loss accrual related to the Texas Medicaid contingency discussed in Item 8. Note 14; and

•	A write-off of IPR&D acquired through the Rosemont and Paddock acquisitions totaling $6.0 million.

SPECIALTY SCIENCES

Significant Trends and Developments

•
Biogen Inc. has stated publicly that it expects to release Phase III results of Tysabri® for secondary progressive multiple sclerosis within the next six months. We anticipate that if successful, this could positively impact our future royalties.

Segment Results

($ in millions)	Fiscal Year
	2014(1)	2015
Net sales	$146.7	$344.0
Gross profit	$(6.1)	$54.0
Gross profit %	(4.1)%	15.7%
Operating (loss) income	$(68.6)	$36.3
Operating (loss) income %	(46.7)%	10.6%

(1) Includes operations from December 18, 2013 to June 28, 2014.

FY 2015 vs FY 2014

Segment operating income increased $104.9 million, or 153%, as a result of:

•	An increase in net sales of $197.3 million due to:

•	Fiscal year 2015 including 12 months of royalties compared to six months in fiscal year 2014;

•	Tysabri® royalty percentage increasing from 12% for most of fiscal year 2014 to 18% for fiscal year 2015; offset partially by

•	A negative foreign currency impact on Biogen Inc.'s Tysabri® sales, which decreased our royalties by $13.0 million.

•	An increase in gross profit of $60.1 million due to:

•	The royalty percentage increase and additional months of royalties noted above and

•	Amortization expense on the intangible assets remaining flat.

•	A decrease of $44.9 million in operating expenses due to:

•	The divestiture of a product development program and

•	The absence of restructuring expense in fiscal year 2015, which totaled $38.7 million in fiscal year 2014.

Perrigo Company plc - Item 7
Other

OTHER

Segment Results

($ in millions)	Fiscal Year
	2013	2014	2015
Net sales	$159.3	$137.6	$107.7
Gross profit	$83.8	$77.1	$49.2
Gross profit %	52.6%	56.0%	45.7%
Operating income	$48.9	$46.1	$26.8
Operating income %	30.7%	33.5%	24.9%

FY 2015 vs FY 2014

Operating income decreased $19.3 million, or 42%, as a result of:

•	A decrease in net sales of $29.9 million, or 22%, due primarily to:

•	Decrease in U.S. sales of Temozolomide, which had a 180-day exclusivity period that was in effect during the first half of fiscal year 2014;

•	Competition on certain products; and

•	Unfavorable changes in foreign currency exchange rates.

•	A decrease of $27.9 million in gross profit due primarily to:

•	The decrease in the sales of existing products discussed above.

•	Partially offset by a $8.6 million decrease in operating expenses due to:

•	Proactive cost controls, including headcount reduction and certain decreases in R&D spending.

FY 2014 vs FY 2013

Operating income decreased $2.8 million, or 6%, as a result of:

•	A decrease in net sales of $21.7 million, or 14%, due primarily to:

•
Decreased sales of existing products of $63.6 million due primarily to increased competition on certain products, along with lower sales related to the post-exclusivity status of a customer's generic finished dosage pharmaceutical product ("API Agreement"). Our customer launched its product with 180-day exclusivity status in the fourth quarter of fiscal year 2012; offset in part by

•	New product sales of $39.6 million, which relates primarily to the U.S. launch of Temozolomide; and

•	Favorable changes in foreign currency exchange rates of $2.4 million.

•	A decrease of $6.7 million in gross profit due primarily to:

•	Decrease in the sales of existing products discussed above;

•	Operational inefficiencies experienced during the year; offset partially by

•	Favorable contribution from the U.S. launch of Temozolomide.

•	A decrease of $4.0 million in operating expenses due primarily to:

•	Lower administrative costs driven by lower legal expenses and lower employee-related expenses.

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Consolidated Statements of Operations.

Unallocated expenses were $121.5 million, $173.4 million, and $34.7 million in fiscal years 2015, 2014, and 2013, respectively. The $51.9 million decrease in fiscal year 2015 compared to fiscal year 2014 was due primarily to incurring fewer acquisition-related costs in Administration expense for the Omega acquisition compared to the Elan acquisition, offset partially by expenses we incurred in fiscal year 2015 related to our defense against Mylan's bids. Acquisition-related costs recorded in Administration expense consist primarily of general transaction costs (legal, banking, and other professional fees). The $138.7 million increase in fiscal year 2014 compared to fiscal year 2013 was due primarily to acquisition-related costs incurred in connection with the Elan transaction. See Item 8. Note 2 for more information on acquisition-related expenses.

Interest and Other (Consolidated)

Interest Expense, Net

Interest expense was $147.1 million, $105.6 million, and $70.0 million for fiscal years 2015, 2014, and 2013, respectively. Interest income was $1.1 million, $2.1 million, and $4.2 million for fiscal years 2015, 2014, and 2013. We expect future interest expense to be comparable to our fiscal 2015 expense.

The $41.5 million increase in fiscal year 2015 compared to fiscal year 2014 was due primarily to the interest on the incremental increase in borrowings resulting from the issuance of $1.6 billion of debt in the second quarter of fiscal year 2015 to finance the Omega acquisition, as well as the debt we assumed from Omega in the fourth quarter of fiscal year 2015 and did not repay, which totaled $820.9 million at June 27, 2015.

The $35.6 million increase in fiscal 2014 compared to fiscal year 2013 was due primarily to increased borrowings related to the issuance of $600.0 million of debt in the fourth quarter of fiscal 2013, which was paid off during the second quarter of fiscal year 2014 in conjunction with the Elan acquisition. Interest expense also increased due to an incremental increase in borrowings resulting from the issuance of $2.3 billion of debt in a private placement to finance the Elan acquisition, as well as a new $1.0 billion bank term loan, both of which were completed during the second quarter of fiscal year 2014. See Item 8. Note 8 for more information on the above-mentioned debt.

Other Expense, Net

Other expense, net was $343.2 million, $25.1 million, and $5.6 million for fiscal years 2015, 2014, and 2013, respectively. The $318.1 million increase in fiscal year 2015 compared to fiscal year 2014 was due primarily to $324.8 million in aggregate losses we incurred hedging the euro-denominated purchase prices of Omega and GSK, as well as a $6.8 million goodwill impairment, offset partially by a gain of $12.5 million from the transfer of a rights agreement. The $19.5 million increase in Other expense, net in fiscal year 2014 compared to fiscal year 2013 was due primarily to the sale of investments acquired from Elan totaling $12.7 million and losses on equity method investments totaling $8.6 million. See Item 8. Note 7 for more information on the derivatives, Item 8. Note 6 for information on the investments, and Item 8. Note 3 for information on the goodwill impairment charge.

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt totaling $10.5 million and $165.8 million in fiscal year 2015 and 2014, respectively. In fiscal year 2015, the loss consisted of mainly interest on the bridge agreement associated with financing the Omega acquisition. In fiscal year 2014, it consisted of make-whole payments, write-off of unamortized discounts, write-off of deferred financing fees, and interest on the bridge agreements associated with financing the Elan acquisition. See Item 8. Note 2 and Item 1. Note 8 for more information.

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rate on continuing operations was 48.4%, 24.7% and 27.3% for fiscal years 2015, 2014, and 2013, respectively. The effective tax rate for fiscal year 2015 was significantly higher due mainly to the impact of a valuation allowance on deferred taxes and as a result of the Omega transaction costs. Similarly, the effective tax rate for fiscal year 2014 was impacted by the transaction costs, changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the Elan transaction. Additionally, the effective tax rate for fiscal year 2014 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below.

In fiscal year 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013.The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. We have two entities that had previously elected the new tax legislation for years after fiscal year 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates are applicable to Perrigo as of June 30, 2013 and have unfavorably impacted the effective tax rate in the amount of $1.8 million in fiscal year 2014.

In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates are applicable to Perrigo as of June 30, 2013 and have favorably impacted the effective tax rate in the amount of $4.7 million in fiscal year 2014.

In December 2013, Mexico enacted legislation to rescind the scheduled rate reductions and maintain the 30% corporate tax rate for 2014 and future years. This rate was applicable to Perrigo as of June 30, 2013.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital markets financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources including revolving bank credit and securities offerings. Based on our current financial condition and credit relationships, management believes that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of commercial and capital market conditions on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate or if favorable capital market opportunities become available.

Cash and Cash Equivalents

*    Working capital represents current assets less current liabilities.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents, cash flows from operations and borrowings available under our credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity, capital expenditures, dividends, and, to the extent authorized, our share repurchases. Although our lenders have made commitments to make funds available to us in a timely fashion under our revolving credit agreements and overdraft facilities, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to our existing credit facilities.

Cash Flows

Operating
In fiscal year 2015, net cash provided from operating activities increased $504.8 million compared to fiscal year 2014 due to increased earnings after adding back non-cash expenses and changes in working capital due primarily to the Omega acquisition. Accounts receivable impacted cash flow from operations by $81.7 million compared to $226.7 million in the prior year, an improvement of $145.0 million. The improvement was largely due to sales timing in the quarter compared to the prior year. The primary improvement in working capital was in accounts payable, which benefited operating cash flow by $140.6 million compared to a use of $24.9 million in the prior year. The change is largely attributable to the addition of Omega in the second calendar quarter which has structured terms with suppliers based on seasonality of the business. Generally, Omega has seasonally stronger sales in the second and fourth quarters of the calendar year. Accordingly, accounts payable terms with suppliers are structured to favorably contribute to cash flow in these quarters which require investments in inventory and accounts receivable. Given the working capital structure of Omega, the business experiences strong cash inflow in the second and fourth calendar quarters and comparably lower cash flow in the first and third calendar quarters. These cash increases were offset partially by decreased inventory levels.

In addition, our operating cash flow increased due to the increase in Tysabri® royalties we received in fiscal year 2015 compared to fiscal year 2014. Our royalties were 18% of Biogen's worldwide sales of Tysabri® in fiscal year 2015 compared to 12% through April 30 in fiscal year 2014.

In fiscal year 2014, net cash provided from operating activities increased $139.7 million compared fiscal year 2013, due to increased earnings after adding back non-cash expenses, primarily loss on extinguishment of debt and depreciation and amortization expenses. There was also a slight increase due to changes in working capital.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Investing
Fiscal year 2015 net cash used for investing activities increased $942.1 million compared to fiscal year 2014 due to increased acquisition activity. During fiscal year 2015, we used $2.2 billion, net of cash received, to purchase Omega, Gelcaps, and the Lumara products. During fiscal year 2014, we used $1.6 billion, net of cash received, to acquire Elan and products from Aspen and Fera. Fiscal year 2015 investing activities also included $329.9 million of cash outflow related to the cash settlement of non-designated foreign currency derivatives we used to hedge the euro-denominated Omega and GSK purchase prices. See Item 8. Note 2 and Item 8. Note 7 for more information on the above-mentioned acquisitions and derivatives, respectively.

Fiscal year 2014 net cash used for investing activities increased $757.0 million compared fiscal year 2013, due primarily to increased acquisition activity. During fiscal year 2013, we used $852.3 million, net of cash received, to purchase Velcera, Rosemont, Sergeant's, products from Fera, and the non-controlling interest of Cobrek. There was also a $67.5 million increase in capital expenditures to support various infrastructure projects, partially offset by $81.4 million of proceeds from sales of investments in fiscal year 2014.

Cash used for capital expenditures for facilities and equipment during fiscal year 2015 totaled $137.0 million, which includes accounts payable accruals. Capital expenditures were incurred for manufacturing productivity and capacity projects and investments at newly acquired entities. Capital expenditures for the next twelve months are anticipated to be between $160 million to $195 million related primarily to manufacturing productivity capacity and quality/regulatory projects. We expect to fund these estimated capital expenditures with funds from operational cash flows or revolving credit facilities. Capital expenditures were $171.6 million and $132.2 million for fiscal years 2014 and 2013, respectively. The decrease in fiscal year 2015 compared to fiscal year 2014 was due to several large infrastructure projects nearing completion.

Financing
Net cash provided from financing activities increased $495.9 million in fiscal year 2015 compared to fiscal year 2014 due primarily to financing we undertook to purchase Omega in fiscal year 2015. The Omega financing

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

included raising $1.6 billion of debt, net of discount and issuance costs, and issuing $6.8 million ordinary shares, which brought in $999.3 million, net of issuance costs. In addition, we refinanced certain of our debt totaling $907.6 million. This increase in cash was offset partially by repayments of short- and long-term debt totaling $1.9 billion. In fiscal year 2014 we issued $3.2 billion of debt net of issuance costs and repaid $2.2 billion of debt, including premium on early debt retirement, primarily in connection with the Elan acquisition. The increase in cash from financing activities in fiscal year 2015 was also offset partially by an increase of $18.7 million in dividend payments over fiscal year 2014.

Net cash provided from financing activities increased $450.8 million in fiscal year 2014 compared to fiscal year 2013 due primarily to the Elan financing activity described above. In fiscal year 2013, we issued $600.0 million in public bonds. See the below "Long-Term Debt" section and Item 8. Note 8 for more information on the above-mentioned debt activity.

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends of $64.8 million, $46.1 million, and $33.0 million, or $0.46, $0.39, and $0.35 per share, during fiscal years 2015, 2014, and 2013, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on earnings, financial condition, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Dividends paid for fiscal years 2015 and 2014 were as follows:

Declaration Date	Record Date	Payable	Dividend Declared

Fiscal Year 2015
April 28, 2015	May 29, 2015	June 16, 2015	$0.125
January 27, 2015	February 27, 2015	March 17, 2015	$0.125
November 3, 2014	November 28, 2014	December 16, 2014	$0.105
August 13, 2014	August 29, 2014	September 16, 2014	$0.105

Fiscal Year 2014
April 28, 2014	May 30, 2014	June 17, 2014	$0.105
January 29, 2014	February 28, 2014	March 18, 2014	$0.105
November 6, 2013	November 29, 2013	December 17, 2013	$0.090
August 14, 2013	August 30, 2013	September 17, 2013	$0.090

Capital Resources

Overdraft Facilities

We acquired overdraft facilities from Omega with outstanding balances totaling €51.4 million ($56.0 million)at March 30, 2015 and repaid prior to June 27, 2015. The repayments are shown on the Consolidated Statements of Cash Flows in Borrowings (repayments) of short-term debt, net.

Accounts Receivable Factoring

As a result of the Omega acquisition, we assumed multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”) during fiscal year 2015. Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The total amount of accounts receivable factored and excluded from our accounts receivable was $171.6 million at June 27, 2015, a $23.9 million increase since the acquisition date. See Item 8. Note 1 for more information.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Accounts Receivable Securitization

We previously had a $200.0 million accounts receivable securitization program. This program expired June 12, 2015, and we chose not to renew it. There were no borrowings outstanding under the securitization program at June 28, 2014.

Revolving Credit Agreements

We have a Revolving Credit Agreement (the "2014 Revolver") that had a $600.0 million borrowing capacity until the closing of the Omega transaction in the fourth quarter of fiscal year 2015, at which time, in accordance with the agreement, it increased to $1.0 billion. The 2014 Revolver was issued as a replacement for our previous revolving credit facility entered into on September 6, 2013 (the "2013 Revolver"), which also had a $600.0 million borrowing capacity. There were no borrowings outstanding under the 2014 Revolver as of June 27, 2015 or our 2013 Revolver as of June 28, 2014.

We also assumed a €500.0 million ($544.5 million) revolving credit facility in connection with the Omega acquisition. We repaid the $539.1 million outstanding under the facility and terminated it on April 8, 2015. See Item 8. Note 8 for more information on our revolving credit agreements and related transactions.

Long-Term Debt

Fiscal Year 2015

•
On September 2, 2014, we offered to exchange what were previously private placement senior notes for public bonds registered with the Securities and Exchange Commission. Substantially all of the private placement senior notes have been exchanged.

•
On December 2, 2014, Perrigo Finance plc, our 100% owned finance subsidiary ("Perrigo Finance") issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2021, $700.0 million in aggregate principal amount of 3.90% senior notes due 2024, and $400.0 million in aggregate principal amount of 4.90% senior notes due 2044 (collectively, the "2014 Bonds").

•
The 2014 Bonds are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo Company plc, and no other subsidiary of Perrigo Company plc guarantees the 2014 Bonds. We may redeem the 2014 Bonds at any time under the terms of the applicable indenture, subject to the payment of a make-whole premium.

•
On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche maturing December 5, 2019, and Perrigo Company plc entered into a $300.0 million term loan tranche maturing December 18, 2015 ("2014 Term Loan").

•	On December 5, 2014, we repaid the remaining $895.0 million outstanding under our 2013 Term Loan described below, then terminated it.

•	On June 24, 2015, we repaid the $300.0 million portion of the 2014 Term Loan.

•
On March 30, 2015, we assumed $20.0 million in aggregate principal amount of 6.19% senior notes due 2016 (the "2016 Notes"), €135.0 million ($147.0 million) aggregate principal amount of 5.1045% senior notes due 2023, €300.0 million ($326.7 million) in aggregate principal amount of 5.125% retail bonds due 2017, €180.0 million ($196.0 million) in aggregate principal amount of 4.500% retail bonds due 2017, and €120.0 million ($130.7 million) in aggregate principal amount of 5.000% retail bonds due 2019 (collectively, the "Retail Bonds") in connection with the Omega acquisition.

•
The fair value of the 2023 Notes and Retail Bonds exceeded par value by €93.6 million ($101.9 million) on the date of the acquisition. As a result, a fair value adjustment was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. The adjustment does not affect cash interest payments.

•	On May 29, 2015, we repaid the $20.0 million in aggregate principal amount of the 2016 Notes.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Fiscal Year 2014

•
On September 6, 2013, Perrigo Company entered into a $1.0 billion term loan agreement (the "2013 Term Loan") consisting of a $300.0 million tranche maturing December 18, 2015 and a $700.0 million tranche maturing December 18, 2018. Both tranches were drawn in full on December 18, 2013.

•
On November 8, 2013, Perrigo Company issued $500.0 million in aggregate principal amount of 1.30% senior notes due 2016, $600.0 million in aggregate principal amount of 2.30% senior notes due 2018, $800.0 million in aggregate principal amount of 4.00% senior notes due 2023, and $400.0 million in aggregate principal amount of 5.30% senior notes due 2043 in a private placement.

•
On December 18, 2013, we repaid the remaining principal balance with accrued interest and fees of $360.0 million outstanding under our credit agreement dated as of October 26, 2011, then terminated the agreement.

•
On November 20, 2013, we priced a tender offer and consent solicitation with regard to our 2.95% notes which were issued pursuant to the indenture dated as of May 16, 2013. The total tender consideration was $578.3 million. On December 27, 2013, we redeemed the remaining notes for a total payment of $28.5 million. Upon completion of the redemption, the indenture was terminated.

•
On December 23, 2013, we completed the prepayment of all obligations under our private placement senior notes outstanding under the master note purchase agreement dated May 29, 2008 (the "Note Agreement") for $1.1 billion. Upon completion of the prepayment, the Note Agreement was terminated.

We were in compliance with all covenants under our various debt agreements as of June 27, 2015. See Item 8. Note 8 for more information on all of the above debt facilities and transactions.

Bridge Financing

In connection with the Omega acquisition, on November 6, 2014, we entered into a €1.75 billion ($2.2 billion) senior unsecured 364-day bridge loan facility (the "Bridge Loan Facility"). Upon issuance of our permanent debt financing described below, the Bridge Loan Facility was terminated on December 3, 2014. At no time did we draw upon the Bridge Loan Facility.

In connection with the Elan acquisition, on July 28, 2013, we entered into a $2.65 billion debt bridge credit agreement (the "Debt Bridge") and a $1.7 billion cash bridge credit agreement (the "Cash Bridge") (together, the "Bridge Credit Agreements"). The commitments under the Debt Bridge and the Cash Bridge agreements were terminated on November 8, 2013 and December 24, 2013, respectively. At no time did we draw under the Bridge Credit Agreements.

Credit Ratings

Our credit ratings on June 27, 2015 were Baa3 (stable) and BBB (watch negative) by Moody's Investors Service and Standard and Poor's ("S&P") Rating Services, respectively. On April 9, 2015, after the announcement of Mylan’s unsolicited proposal to acquire all of our outstanding ordinary shares, S&P placed our BBB credit rating on CreditWatch with negative implications.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in operating performance, the economic environment, our financial position, and changes in business strategy. If changes in our credit ratings were to occur, they could impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Contractual Obligations

Our enforceable and legally binding obligations as of June 27, 2015 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions).

	Payment Due
	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short and long-term debt (1)	$247.3	$1,503.1	$1,358.0	$4,205.7	$7,314.1
Capital lease obligations	2.6	2.9	0.8	—	6.3
Purchase obligations (2)	429.9	—	—	—	429.9
Pending acquisition (3)	223.4	—	—	—	223.4
Operating leases (4)	45.6	70.0	36.6	20.3	172.5
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (5)	—	—	—	102.8	102.8
Other (6)	42.3	11.7	9.4	14.3	77.7
Total	$991.1	$1,587.7	$1,404.8	$4,343.1	$8,326.7

(1)	Short- and long-term debt includes interest payments, which were calculated using the effective interest rate at June 27, 2015.

(2)	Consists of commitments for both materials and services.

(3)	Purchase price of pending GSK acquisition. Excludes purchase price of the pending Naturwohl acquisition in the amount of $145.2 million, which was signed subsequent to June 27, 2015.

(4)	Used in normal course of business, principally for warehouse facilities and computer equipment.

(5)
Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, we have funded $50.5 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(6)
Primarily includes consulting fees related to the Mylan defense, and an electrical purchase contract, which were accrued in Other current liabilities and Other noncurrent liabilities, respectively, at June 27, 2015.

We fund our U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions, which we expect to be approximately $13.9 million over the next 12 months. Future contributions are dependent upon various factors, including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. We generally expect to fund all future contributions with cash flows from operating activities.

As of June 27, 2015, we had approximately $384.3 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $1.7 billion as of June 27, 2015. This amount is not included in the Contractual Obligations table above because we believe this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

Perrigo Company plc - Item 7
Critical Accounting Estimates

Critical Accounting Estimates

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. Management considers the below accounting estimates to require the most judgment and to be the most critical in the preparation of our financial statements. These estimates are reviewed by the Audit Committee.

Revenue Recognition and Customer-Related Accruals and Allowances

We generally record revenues from product sales when the goods are shipped to the customer. For customers with Free on Board ("FOB") destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A sales allowance is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods, and other items. Revenue is also reduced for any contractual customer program arrangements and related liabilities are recorded concurrently. Distribution fees (commission) we receive when acting as a principal in a distribution agreement are recognized as a reduction of cost of sales.

We maintain customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees, and other incentive programs. Some of these adjustments relate specifically to the Rx Pharmaceuticals segment while others relate to the CHC and BCH segments. Typically, the aggregate gross-to-net adjustments related to Rx Pharmaceuticals can exceed 50% of the segment's gross sales. In contrast, the aggregate gross-to-net adjustments related to CHC typically do not exceed 10% of the segment's gross sales. Certain of these accruals and allowances are recorded on the balance sheet as current liabilities, and others are recorded as a reduction in accounts receivable.

Chargebacks

We market and sell products directly to wholesalers, distributors, warehousing pharmacy chains, and other direct purchasing groups. We also market products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as "indirect customers." In addition, we enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide chargeback credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler's invoice price. The accrual for chargebacks is based on historical chargeback experience and confirmed wholesaler inventory levels, as well as estimated sell-through levels by wholesalers to retailers. We regularly assess current pricing dynamics and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Medicaid Rebates

We participate in certain qualifying U.S. federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient usage, contract performance, and field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be billed as many as 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate provision includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Our rebates are reviewed on a quarterly basis against actual claims data to ensure the liability is fairly stated.

Perrigo Company plc - Item 7
Critical Accounting Estimates

Returns and Shelf Stock Allowances

Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. The majority of our product returns are the result of product dating, which falls within the range set by our policy, and are settled through the issuance of a credit to the customer. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. The period is based on the shelf life of the products at the time of shipment. Additionally, when establishing our reserves, we consider factors such as levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional competition, and changes in formularies.

Shelf stock allowances are credits issued to reflect changes in the selling price of a product and are based upon estimates of the amount of product remaining in a customer's inventory at the time of the anticipated price change. In many cases, the customer is contractually entitled to such a credit. The allowances for shelf stock adjustments are based on specified terms with certain customers, estimated launch dates of competing products, and estimated changes in market price.

Rx Administrative Fees and Other Rebates

Consistent with pharmaceutical industry practice, rebates or administrative fees are offered to certain wholesale customers, group purchasing organizations, and end-user customers. Settlement of rebates and fees generally may occur from one to 15 months from the date of sale. We provide a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes, and average contract pricing.

CHC and BCH Rebates and Other Allowances

In the CHC and BCH segments, we offer certain customers a volume incentive rebate if specific levels of product purchases are made during a specified period. The accrual for rebates is based on contractual agreements and estimated levels of purchasing. In addition, we have a reserve for product returns, primarily related to damaged and unsaleable products. We also have agreements with certain customers to cover promotional activities related to our products such as coupon programs, new store allowances, and product displays. The accrual for these activities is based on customer agreements and is established at the time product revenue is recognized.

Allowances for customer-related programs are generally recorded at the time of sale based on the estimates and methodologies described above. We continually monitor product sales provisions and re-evaluate these estimates as additional information becomes available, which includes, among other things, an assessment of current market conditions, trade inventory levels, and customer product mix. We make adjustments to these provisions at the end of each reporting period to reflect any such updates to the relevant facts and circumstances. Current reporting period adjustments to allowance amounts established in prior reporting periods have not historically been material.

Perrigo Company plc - Item 7
Critical Accounting Estimates

The following table summarizes the activity in our customer-related accrual and allowance accounts on the Consolidated Balance Sheets for fiscal years 2014 and 2015:

Customer-Related Accruals and Allowances
	Rx Pharmaceuticals				All Other Segments *
(in millions)	Chargebacks	Medicaid Rebates	Returns and Shelf Stock Allowances	Admin. Fees and Other Rebates	Rebates and Other Allowances	Total
Balance at June 29, 2013	$67.4	$9.3	$37.2	$19.3	$37.6	$170.8
Balances Acquired in Business Acquisitions	—	—	—	—	17.1	17.1
Provisions / Adjustments	885.4	52.5	46.9	116.4	117.4	1,218.6
Credits / Payments	(804.9)	(37.4)	(30.5)	(110.4)	(105.3)	(1,088.5)
Balance at June 28, 2014	$147.9	$24.4	$53.6	$25.3	$66.8	$318.0
Balances Acquired in Business Acquisitions	—	—	—	—	43.8	43.8
Provisions / Adjustments	1,123.1	46.8	35.3	133.5	155.8	1,494.5
Credits / Payments	(1,079.6)	(39.6)	(26.8)	(113.3)	(162.1)	(1,421.4)
Balance at June 27, 2015	$191.4	$31.6	$62.1	$45.5	$104.3	$434.9

*	CHC, BCH, and Specialty Sciences

Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, we determine whether the individual elements represent "separate units of accounting". If the separate elements meet the requirements, we recognize the revenue associated with each element separately and revenue is allocated among elements based on their relative selling prices. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement. To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied.

Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate the performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that we perform the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract.

Inventory Reserves

We maintain reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated market value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, products on quality hold, current and future customer demand, and market conditions. Changes in these conditions may result in additional reserves.

Income Taxes

Our tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, income tax rate changes by governments; the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in

Perrigo Company plc - Item 7
Critical Accounting Estimates

U.S. generally accepted accounting principles; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided taxes.

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

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters, as described in Item 8. Note 14. We also separately record any insurance recoveries that are probable of occurring.

Acquisition Accounting

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the specifically identified net assets acquired is recorded as goodwill. Amounts allocated to acquired In Process Research and Development ("IPR&D") are recognized at fair value and initially characterized as indefinite-lived intangible assets, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, acquired IPR&D with no alternative future use is charged to expense at the acquisition date.

The judgments made by management in determining the estimated fair value assigned to each class of asset acquired and liability assumed can materially impact our results of operations. As part of the valuation procedures, we typically consult an independent advisor. There are several methods that can be used to determine fair value. We typically use an income approach for valuing our specifically identifiable intangible assets by employing either a relief from royalty or multi-period excess earnings methodology. The relief from royalty method assumes that, if the acquired company did not own the intangible asset or intellectual property, it would be willing to pay a royalty for its use. The benefit of ownership of the intellectual property is valued as the relief from the royalty expense that would otherwise be incurred. Typically we use this method for valuing readily transferable intangible assets that have licensing appeal, such as trade names and trademarks and certain technology assets.

The multi-period excess earnings approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. We typically use this method for valuing intangible assets such as developed product technology, customer relationships, product formulations, and IPR&D. Some of the more significant estimates and assumptions inherent in one or both of these income approaches include:

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

Perrigo Company plc - Item 7
Critical Accounting Estimates

We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions; however, unanticipated events and circumstances may occur that may affect the accuracy and validity of such assumptions, estimates or actual results.

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Useful life is the period over which the intangible asset is expected to contribute directly or indirectly to our future cash flows. We determine the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit the useful life, and the effects of obsolescence, anticipated demand, existence or absence of competition, and other economic factors on useful life.

Goodwill

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. We perform our annual goodwill and indefinite-lived intangible assets impairment testing for all of our reporting units in the fourth quarter of the fiscal year. See Item 8. Note 3 for additional information regarding goodwill testing results.

Other Intangible Assets

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

Certain trade names and trademarks, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. We review them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjust the carrying value of the asset as necessary. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value.

Recently Issued Accounting Standards

See Item 8. Note 1 for information regarding recently issued accounting standards.

Perrigo Company plc - Item 7A

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We are a global company with operations throughout North America, Europe, Australia, and Israel. We transact business in each location's local currency and in foreign currencies, thereby creating exposures to changes in exchange rates. Our largest exposure is the movement of the U.S. dollar relative to the euro, which has increased significantly since the Omega acquisition. In addition, our U.S. operations continue to expand their export business, primarily in Canada, China, and Europe, and are subject to fluctuations in the respective exchange rates relative to the U.S. dollar. A large portion of the sales of our Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations largely incur costs in their local currency. Further, a portion of Biogen Idec’s global sales of Tysabri® are denominated in local currencies creating exposures to changes in exchange rates relative to the U.S. dollar and thereby impacting the amount of U.S. dollar royalties we receive.

Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would have increased operating income of our non-U.S. operating units by approximately $33.8 million for fiscal year 2015. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of June 27, 2015, cumulative net currency translation adjustments increased shareholders’ equity by $130.9 million.

Foreign currency transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than an operating unit’s functional currency. Our net transaction gains were $8.6 million for fiscal year 2015.

We monitor and strive to manage risk related to foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign exchange derivatives or netted with offsetting exposures at other entities. See Item 8. Note 7 for further information regarding our derivative and hedging activities. We cannot predict future changes in foreign currency movements and fluctuations could materially impact earnings.

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of interest income earned on our investment of cash on hand and interest expense on borrowings used to finance acquisitions and working capital requirements.

We have in the past and may in the future enter into certain derivative financial instruments related to the management of interest rate risk, when available on a cost-effective basis. See Item 8. Note 7 for further information regarding our derivative and hedging activities. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. We do not use derivative financial instruments for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged. Because of our significant amount of fixed rate debt, we do not believe that a fluctuation in interest rates in the near future will have a material impact on our consolidated financial statements.

Perrigo Company plc - Item 8

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Perrigo Company plc - Item 8

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Perrigo Company plc is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
We acquired Omega Pharma Invest N.V. ("Omega") and Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps") during the the fourth quarter of fiscal 2015 (see Item 8. Note 2 for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Omega and Gelcaps from its evaluation of internal control over financial reporting as of June 27, 2015, other than goodwill and intangible asset controls that have been incorporated into our existing control environment. We are in the process of documenting and testing Omega's and Gelcap's internal controls over financial reporting. We will incorporate Omega and Gelcaps into our annual report on internal control over financial reporting for our period ending December 31, 2015. As of June 27, 2015, assets excluded from management's assessment totaled $1,049.2 million, and contributed $407.9 million of net sales and $27.1 million of operating income to our consolidated financial statements for the fiscal year ended June 27, 2015.
Our management assessed the effectiveness of our internal control over financial reporting as of June 27, 2015. The framework used in carrying out our evaluation was the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.
Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were effective as of June 27, 2015. The results of management’s assessment have been reviewed with our Audit Committee.
Ernst & Young LLP, the independent registered certified public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

Perrigo Company plc - Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Perrigo Company plc

We have audited Perrigo Company plc’s internal control over financial reporting as of June 27, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Perrigo Company plc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Omega Pharma Invest N.V. or Gelcaps Exportadora de Mexico, S.A. de C.V., which are included in the fiscal 2015 consolidated financial statements of Perrigo Company plc and constituted $1,049.2 million of assets as of June 27, 2015 and $407.9 million of net sales and $27.1 million of operating income for the fiscal year then ended. Our audit of internal control over financial reporting of Perrigo Company plc also did not include an evaluation of the internal control over financial reporting of Omega Pharma Invest N.V. or Gelcaps Exportadora de Mexico, S.A. de C.V.

In our opinion, Perrigo Company plc maintained, in all material respects, effective internal control over financial reporting as of June 27, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perrigo Company plc as of June 27, 2015 and June 28, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended June 27, 2015 of Perrigo Company plc, and our report dated August 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
August 13, 2015

Perrigo Company plc - Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders
Perrigo Company plc

We have audited the accompanying consolidated balance sheets of Perrigo Company plc as of June 27, 2015 and June 28, 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 27, 2015. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perrigo Company plc at June 27, 2015 and June 28, 2014, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 27, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perrigo Company plc's internal control over financial reporting as of June 27, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
August 13, 2015

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Net sales	$4,603.9	$4,060.8	$3,539.8
Cost of sales	2,891.4	2,613.1	2,259.8
Gross profit	1,712.5	1,447.7	1,280.0

Operating expenses
Distribution	67.7	55.3	47.5
Research and development	187.8	152.5	115.2
Selling	319.0	208.6	186.1
Administration	385.2	411.3	240.2
Write-off of in-process research and development	—	6.0	9.0
Restructuring	5.1	47.0	2.9
Total operating expenses	964.8	880.7	600.9

Operating income	747.7	567.0	679.1

Interest expense, net	146.0	103.5	65.8
Other expense, net	343.2	25.1	5.6
Loss on extinguishment of debt	10.5	165.8	—
Income before income taxes	248.0	272.6	607.7
Income tax expense	120.0	67.3	165.8
Net income	$128.0	$205.3	$441.9

Earnings per share
Basic	$0.92	$1.78	$4.71
Diluted	$0.92	$1.77	$4.68

Weighted-average shares outstanding
Basic	139.3	115.1	93.9
Diluted	139.8	115.6	94.5

Dividends declared per share	$0.46	$0.39	$0.35

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013

Net income	$128.0	$205.3	$441.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(33.5)	83.8	26.9
Change in fair value of derivative financial instruments (1)	(0.2)	(11.6)	6.0
Change in fair value of investment securities (2)	(5.4)	2.4	4.4
Change in post-retirement and pension liability (3)	1.9	(12.0)	0.3
Other comprehensive income (loss)	(37.2)	62.6	37.6
Comprehensive income	$90.8	$267.9	$479.6
(1)    Includes tax effect of $5.7 million, $(1.2) million, $3.2 million, for fiscal years 2015, 2014, and 2013, respectively.
(2)    Includes tax effect of $2.7 million, $1.2 million, $0.0 million, for fiscal years 2015, 2014, and 2013, respectively.
(3)    Includes tax effect of $0.6 million, $0.0 million, $0.2 million, for fiscal years 2015, 2014, and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 27, 2015	June 28, 2014
Assets
Cash and cash equivalents	$785.6	$799.5
Investment securities	12.7	5.9
Accounts receivable, net of allowance for doubtful accounts of $2.4 million and $2.7 million, respectively	1,282.1	935.1
Inventories	838.9	631.6
Current deferred income taxes	122.3	62.8
Prepaid expenses and other current assets	141.3	116.0
Total current assets	3,182.9	2,550.9
Property and equipment, net	932.4	779.9
Goodwill and other indefinite-lived intangible assets	7,235.0	3,543.8
Other intangible assets, net	8,105.6	6,787.0
Non-current deferred income taxes	39.6	23.6
Other non-current assets	225.1	167.6
Total non-current assets	16,537.7	11,301.9
Total assets	$19,720.6	$13,852.8
Liabilities and Shareholders’ Equity
Accounts payable	$747.5	$364.3
Short-term debt	6.4	2.1
Payroll and related taxes	133.9	112.3
Accrued customer programs	368.1	256.5
Accrued liabilities	246.4	179.4
Accrued income taxes	52.6	17.4
Current deferred income taxes	80.6	1.1
Current portion of long-term debt	58.2	141.6
Total current liabilities	1,693.7	1,074.7
Long-term debt, less current portion	5,246.9	3,063.1
Non-current deferred income taxes	1,745.1	727.9
Other non-current liabilities	372.1	293.4
Total non-current liabilities	7,364.1	4,084.4
Total liabilities	9,057.8	5,159.1
Commitments and contingencies - Note 14
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,621.9	6,678.2
Accumulated other comprehensive income	102.4	139.6
Retained earnings	1,938.3	1,875.1
Total controlling interest	10,662.6	8,692.9
Noncontrolling interest	0.2	0.8
Total shareholders’ equity	10,662.8	8,693.7
Total liabilities and shareholders' equity	$19,720.6	$13,852.8

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	146.3	133.8

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Cash Flows From (For) Operating Activities
Net income	$128.0	$205.3	$441.9
Adjustments to derive cash flows
Depreciation and amortization	548.8	358.9	160.2
Loss on acquisition-related foreign currency derivatives	326.4	—	—
Share-based compensation	31.6	24.6	18.4
Loss on extinguishment of debt	10.5	165.8	—
Non-cash restructuring charges	5.1	47.0	2.9
Deferred income taxes	(16.4)	(53.8)	5.7
Other non-cash adjustments	17.0	10.5	(3.4)
Subtotal	1,051.0	758.3	625.6
Increase (decrease) in cash due to:
Accounts receivable	(81.7)	(226.7)	(37.0)
Inventories	10.7	83.0	(94.6)
Accounts payable	140.6	(24.9)	6.5
Payroll and related taxes	(30.2)	(55.5)	(11.9)
Accrued customer programs	69.9	113.1	12.6
Accrued liabilities	37.3	23.0	8.4
Accrued income taxes	17.5	(10.7)	28.9
Other	(16.8)	33.9	15.3
Subtotal	147.3	(64.8)	(71.8)
Net cash from (for) operating activities	1,198.3	693.5	553.8
Cash Flows (For) From Investing Activities
Acquisitions of businesses, net of cash acquired	(2,181.8)	(1,605.8)	(852.3)
Settlement of acquisition-related foreign currency derivatives	(329.9)	—	—
Proceeds from sales of securities	—	81.4	8.6
Additions to property and equipment	(137.0)	(171.6)	(104.1)
Other investing	1.8	(8.8)	—
Net cash for investing activities	(2,646.9)	(1,704.8)	(947.8)
Cash Flows (For) From Financing Activities
Borrowings (repayments) of short term debt, net	(52.5)	(3.0)	5.0
Net proceeds from issuances of debt	2,504.3	3,293.6	637.3
Repayments of long-term debt	(1,823.5)	(2,035.0)	(40.0)
Premium on early debt retirement	—	(133.5)	—
Deferred financing fees	(28.1)	(48.8)	(6.0)
Issuance of ordinary shares	1,043.4	9.8	10.7
Equity issuance costs	(35.7)	—	—
Cash dividends	(64.8)	(46.1)	(33.0)
Other financing	(19.2)	(9.0)	3.3
Net cash from (for) financing activities	1,523.9	1,028.0	577.2
Effect of exchange rate changes on cash	(89.2)	2.9	(5.8)
Net increase (decrease) in cash and cash equivalents	(13.9)	19.6	177.4
Cash and cash equivalents, beginning of period	799.5	779.9	602.5
Cash and cash equivalents, end of period	$785.6	$799.5	$779.9

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$143.2	$98.4	$58.5
Interest received	$1.1	$2.4	$3.9
Income taxes paid	$131.0	$93.2	$133.2
Income taxes refunded	$9.6	$4.3	$1.3
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2012	93.5	$504.7	$39.4	$1,306.9	$1,851.0

Net income	—	—	—	441.9	441.9
Other comprehensive income	—	—	37.6	—	37.6
Issuance of common stock under:
Stock options	0.4	10.7	—	—	10.7
Restricted stock plan	0.4	—	—	—	—
Compensation for stock options	—	6.1	—	—	6.1
Compensation for restricted stock	—	12.3	—	—	12.3
Cash dividends, $0.35 per share	—	—	—	(33.0)	(33.0)
Tax effect from stock transactions	—	17.1	—	—	17.1
Repurchase of common stock	(0.1)	(12.4)	—	—	(12.4)
Balance at June 29, 2013	94.1	538.5	77.0	1,715.9	2,331.4

Net income	—	—	—	205.3	205.3
Other comprehensive income	—	—	62.6	—	62.6
Issuance of common stock under:
Elan acquisition	39.4	6,117.2	—	—	6,117.2
Stock options	0.2	9.8	—	—	9.8
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	6.5	—	—	6.5
Compensation for restricted stock	—	18.1	—	—	18.1
Cash dividends, $0.39 per share	—	—	—	(46.1)	(46.1)
Tax effect from stock transactions	—	8.2	—	—	8.2
Repurchases of common stock	(0.1)	(7.5)	—	—	(7.5)
Registration of ordinary shares	—	(5.4)	—	—	(5.4)
Purchase of noncontrolling interest	—	(7.2)	—	—	(7.2)
Balance at June 28, 2014	133.8	6,678.2	139.6	1,875.1	8,692.9

Net income	—	—	—	128.0	128.0
Other comprehensive income	—	—	(37.2)	—	(37.2)
Issuance of ordinary shares under:
Equity offering	6.8	1,035.0	—	—	1,035.0
Omega acquisition	5.4	904.9	—	—	904.9
Stock options	0.2	8.5	—	—	8.5
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	6.9	—	—	6.9
Compensation for restricted stock	—	24.7	—	—	24.7
Cash dividends, $0.46 per share	—	—	—	(64.8)	(64.8)
Tax effect from stock transactions	—	7.0	—	—	7.0
Shares withheld for payment of employee's withholding tax liability	(0.1)	(7.6)	—	—	(7.6)
Equity issuance costs	—	(35.7)	—	—	(35.7)
Balance at June 27, 2015	146.3	$8,621.9	$102.4	$1,938.3	$10,662.6

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8
Note 1

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	General Information

The Company

Perrigo Company plc was incorporated under the laws of Ireland on June 28, 2013. We became the successor registrant of Perrigo Company, a Michigan corporation, on December 18, 2013 in connection with the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Note 2. Unless the context requires otherwise, the terms "Perrigo", the "Company", "we," "our," "us," and similar pronouns used herein refer to Perrigo Company plc, its subsidiaries, and all predecessors of Perrigo Company plc and its subsidiaries. With the acquisition of Omega Pharma Invest N.V. ("Omega"), we are an over-the-counter ("OTC") consumer goods and leading specialty pharmaceutical company, offering patients and customers high-quality products at affordable prices. From our beginning in 1887 as a packager of home remedies, we have grown to become the world's largest manufacturer of OTC healthcare products and supplier of infant formulas for the store brand market. We are also a leading provider of generic extended topical prescription products, and we receive royalties from sales of the multiple sclerosis drug Tysabri®. We provide “Quality Affordable Healthcare Products®” across a wide variety of product categories and geographies, primarily in North America, Europe and Australia, as well as in other markets, including Israel and China.

Basis of Presentation

Our current fiscal year is a 52 or 53 week period, which ends the Saturday on or about June 30. Fiscal years 2015, 2014, and 2013 were comprised of 52 weeks and ended on June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

In fiscal year 2015, we announced that our fiscal year-end will begin on January 1 and end on December 31 of each year, starting on January 1, 2016. Fiscal year 2015, which ended on June 27, 2015, will be followed by a transition period from June 28, 2015 to December 31, 2015. We plan to disclose the results of the transition period on a Form 10-KT transition report.

Subsequent to June 27, 2015, we will continue to close our books on the Saturday closest to end of the quarter, with the last quarter ending on December 31. This practice will only affect the quarterly reporting periods and not the annual reporting periods.

Segment Reporting Change

In conjunction with the Omega acquisition, we changed our reporting segments to better align with our new organizational structure. These organizational changes were made to optimize our structure to better serve our customers and to reflect the way in which our chief operating decision maker reviews our operating results and allocates resources. The changes in our reporting segments are as follows:

•
Consumer Healthcare ("CHC"), which includes our former Consumer Healthcare segment, former Nutritionals segment, and our former Israel Pharmaceuticals and Diagnostics business, which was previously reported in our “Other” segment;

•	Branded Consumer Healthcare ("BCH"), which consists of the newly acquired Omega business;

•	Prescription Pharmaceuticals ("Rx Pharmaceuticals"), which continues to include the Rx Pharmaceuticals business;

•	Specialty Sciences, which is comprised primarily of assets focused on the treatment of multiple sclerosis(Tysabri®).

In addition, we have an Other reporting segment that consists of our Active Pharmaceutical Ingredients ("API") business, which does not meet the quantitative threshold required to be a separately reportable segment. All historical segment information has been reclassified to conform to this new reporting segment presentation. Financial information related to our business segments and geographic locations can be found in Item 8. Note 17.

Perrigo Company plc - Item 8
Note 1

Principles of Consolidation

The consolidated financial statements include our accounts and accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Unconsolidated Variable Interest Entities

We have R&D arrangements with certain biotechnology companies that we determined to be variable interest entities ("VIEs"). We did not consolidate the VIEs in our financial statements because we lack the power to direct the activities that most significantly impact their economic performance and thus are not considered the primary beneficiaries of these entities. These arrangements provide us with certain rights and obligations to purchase product candidates from the VIEs, dependent upon the outcome of the development activities.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.

Non-U.S. Operations

We translate our non-U.S. dollar-denominated operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of Accumulated Other Comprehensive Income ("AOCI"). Gains or losses from foreign currency transactions are included in Other expense, net.

b.    Revenues

We generally record revenues from product sales when the goods are shipped to the customer. For customers with Free on Board ("FOB") destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A sales allowance is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. Revenue is also reduced for any contractual customer program arrangements and related liabilities are recorded concurrently.

We maintain customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the Rx Pharmaceuticals segment while others relate only to the CHC and BCH segments. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable. Changes in these estimates and assumptions related to customer programs may result in additional accruals or allowances. Customer-related accruals and allowances were $434.9 million at June 27, 2015 and $318.0 million at June 28, 2014.

Revenues from service and royalty arrangements, including revenues from collaborative agreements, consist primarily of royalty payments, payments for research and development services, up-front fees and milestone payments. If an arrangement requires the delivery or performance of multiple deliverables or service elements, we determine whether the individual elements represent separate units of accounting. If the separate elements represent separate units of accounting, we recognize the revenue associated with each element separately and revenue is allocated among elements based on their relative selling prices. If the elements within a multiple deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement.

To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate the performance period

Perrigo Company plc - Item 8
Note 1

based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that we perform the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract. Tysabri® represented 96% of our fiscal year 2015 royalty revenue.

Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses we incur are included in cost of sales.

c.    Cash and Cash Equivalents

Cash and cash equivalents consist primarily of demand deposits and other short-term investments with maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates its fair value.

d.    Investments

Available for Sale Investments

We determine the appropriate classification of securities as held-to-maturity, available-for-sale, or trading. The classification depends on the purpose for which the financial assets were acquired. Marketable equity securities are classified as available-for-sale. These securities are carried at fair value with unrealized gains and losses included in AOCI. The assessment for impairment of marketable securities classified as available-for-sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If we determine that a loss in the value of an investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded in Other expense, net. See Note 6 for more information on our available for sale investments.

Cost Method Investments

Non-marketable equity securities are carried at cost, less any write down for impairments, and are adjusted for impairment based on methodologies, an assessment of the impact of general private equity market conditions, and discounted projected future cash flows. Non-marketable equity securities are recorded in Other non-current assets on the Consolidated Balance Sheets. See Note 6 for more information on our cost method investments.

Equity Method Investments

The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we record the investments at carrying value and adjust for a proportionate share of the profits and losses of these entities each period. We evaluate our equity method investments for recoverability. If we determine that a loss in the value of an investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded in Other expense, net. Evaluations of recoverability are based primarily on projected cash flows. Due to uncertainties in the estimation process, actual results could differ from such estimates. Equity method investments are recorded in Other non-current assets on the Consolidated Balance Sheets. See Note 6 for more information on our equity method investments.

Perrigo Company plc - Item 8
Note 1

e.    Derivative Instruments

We record derivative instruments (including certain derivative instruments embedded in other contracts) on the balance sheet on a gross basis as either an asset or liability measured at fair value. See Note 7 for a table indicating where each component is recorded on the Consolidated Balance Sheets. Additionally, changes in a derivative's fair value, which are measured at the end of each period, is recognized in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income ("OCI"), net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

We are exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is our policy to manage our credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of "A" or better and by distributing the contracts among several financial institutions to diversify credit concentration risk. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. The maximum term of the forward currency exchange contracts at June 27, 2015 and June 28, 2014 was 15 months.

f.    Accounts Receivable and Factoring

We maintain an allowance for doubtful accounts that reduces our receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

As a result of the Omega acquisition, we assumed multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per diem is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored and excluded from accounts receivable on our Consolidated Balance Sheets was $171.6 million at June 27, 2015, a $23.9 million increase since we acquired Omega.

g.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") method. Inventory related to research and development is expensed at the point when it is determined the materials have no alternative future use.

We maintain reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional reserves. See Note 4 for additional information on our inventory.

h.    Property, Plant and Equipment, net

Property, plant and equipment, net are recorded at cost and are depreciated using the straight-line method. Useful lives for financial reporting range from 2 to 15 years for machinery and equipment and 10 to 45 years for buildings. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $84.3 million, $77.9 million, and $66.2 million for fiscal years 2015, 2014, and 2013, respectively, and includes amortization of assets recorded under capital leases.

Perrigo Company plc - Item 8
Note 1

We held the following property, plant and equipment, net at June 27, 2015 and June 28, 2014 (in millions):

	June 27, 2015	June 28, 2014
Land	$48.7	$36.1
Buildings	528.3	430.3
Machinery and equipment	1,094.0	1,001.4
Gross property and equipment	1,671.0	1,467.8
Less accumulated depreciation	(738.6)	(687.9)
Property and equipment, net	$932.4	$779.9

i.    Goodwill and Intangible Assets

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets received. Goodwill is tested for impairment annually in our fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected discounted future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

We have intangible assets that we have acquired through various business acquisitions and that include trademarks, trade names and brands, in-process research and development ("IPR&D"), developed product technology/formulation and product rights, distribution and license agreements, customer relationships and distribution networks, and non-compete agreements. The assets are typically initially valued using either the:

•
Relief from royalty method: This method assumes that if the acquired company did not own the intangible asset or intellectual property, it would be willing to pay a royalty for its use. The benefit of ownership of the intellectual property is valued as the relief from the royalty expense that would otherwise be incurred. We typically use this method for valuing readily transferable intangible assets that have licensing appeal, such as trade names and trademarks and certain technology assets.

•
Multi-period excess earnings method: This method starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. We typically use this method for valuing intangible assets such as developed product technology, customer relationships, product formulations and IPR&D.

Indefinite-lived intangible assets include IPR&D and certain trademarks, trade names and brands. IPR&D assets are recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. If the associated research and development is completed, the IPR&D asset becomes a definite-lived intangible asset and is amortized over the asset's assigned useful life. If it is abandoned, an impairment loss is recorded.

Indefinite-lived trademarks, trade names and brands are tested for impairment annually during our fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists, by comparing the carrying value of the assets to their estimated fair values. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value.

Definite-lived intangible assets consist of a portfolio of developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, and certain trademarks and trade names. The assets are amortized on either a straight-line basis or proportionately to the benefits derived from those relationships or agreements. Useful lives vary by asset type and are determined based on the period over which the intangible asset is expected to contribute directly or indirectly to our future cash flows. We also review all other long-lived assets that have finite lives and that are not held for sale for impairment when

Perrigo Company plc - Item 8
Note 1

indicators of impairment are evident by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

See Note 3 for further information on our goodwill and intangible assets.

j.     Debt

We elected to early adopt new accounting guidance related to deferred financing fees (as further described below under "Recent Accounting Standard Pronouncements") as of June 27, 2015. As a result, we changed our accounting policy to record deferred financing fees as a reduction of Long-term debt rather than as a Non-current asset. The balance sheet has been adjusted to reflect this change for all years presented.

k.    Share-Based Awards

We measure and record compensation expense for all share-based awards based on estimated grant date fair values, and net of any estimated forfeitures over the vesting period of the awards. Forfeiture rates are estimated at the grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

We estimate the fair value of stock option awards granted based on the Black-Scholes option pricing model, which requires the use of subjective and complex assumptions. These assumptions include estimating the expected term that awards granted are expected to be outstanding, the expected volatility of our stock price for a period commensurate with the expected term of the related options, and the risk-free rate with a maturity closest to the expected term of the related awards. Restricted stock and restricted stock units are valued based on our stock price on the day the awards are granted. See Note 10 for further information on our share-based awards.

l.    Income Taxes

Deferred income tax assets and liabilities are recorded based upon the difference between the financial reporting and the tax reporting basis of assets and liabilities using the enacted tax rates. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

We have not made a provision for U.S. or additional non-U.S. taxes on undistributed post-acquisition earnings of non-U.S. subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

We record reserves for uncertain tax positions to the extent it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. We include interest and penalties attributable to uncertain tax positions and income taxes as a component of our income tax provision.

m.    Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters, as described in Note 14. We also separately record any insurance recoveries that are probable of occurring.

n.    Research and Development

All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. We may continue to make non-refundable payments to third parties for new technologies and for research and development work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. Research and

Perrigo Company plc - Item 8
Note 1

development spending was $187.8 million, $152.5 million, and $115.2 million for fiscal years 2015, 2014, and 2013, respectively.

Fiscal year 2015 included incremental research and development expenses related to the collaboration agreement entered into as a result of the Omega acquisition. Fiscal year 2014 included incremental research and development expenses due to the Sergeant's, Velcera, and Aspen acquisitions, as well as research and development expenses related to the novel therapeutic agent for Alzheimer's disease ("ELND005") Phase 2 clinical program in collaboration with Transition Therapeutics Inc. ("Transition") that we acquired in the Elan acquisition. We ended our collaboration with Transition during the third quarter of fiscal 2014 and are no longer responsible for ongoing development activities and costs associated with ELND005. See Note 15 for additional information on collaboration agreements. Fiscal year 2013 included incremental research and development expenses attributable to the acquisitions of Sergeant's, Rosemont, and Velcera acquisitions.

We actively collaborate with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. We may choose to enter into these types of agreements to, among other things, leverage our or others’ scientific research and development expertise or utilize our extensive marketing and distribution resources. Our policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") approval directly related to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. If we acquire product rights that are in the development phase and as to which we have no assurance that the third-party will successfully complete its development milestones, we expense the amount paid. See Note 15 for more information on our current collaboration agreements.

o.    Advertising Costs

We expense advertising costs as incurred. Advertising costs were $55.7 million, $41.4 million, and $26.1 million in fiscal years 2015, 2014, and 2013, respectively. Advertising costs relate primarily to print advertising, direct mail, on-line advertising and social media communications primarily in our CHC and BCH segments.

p.    Earnings per Share ("EPS")

Basic EPS is calculated using the weighted-average number of ordinary shares outstanding during each period. It excludes both the dilutive effects of additional common shares that would have been outstanding if the shares issued under stock incentive plans had been exercised and the dilutive effect of restricted shares and restricted share units, to the extent those shares and units have not vested. Diluted EPS is calculated including the effects of shares and potential shares issued under stock incentive plans, following the treasury stock method.

q.    Defined Benefit Plans

As part of the Omega acquisition in fiscal year 2015, we assumed the liabilities under a number of defined benefit plans for employees based primarily in the Netherlands, Germany, France and Norway. Omega companies operate various pension plans across each country. As part of the Elan acquisition in fiscal year 2014, we assumed responsibility for the funding of two Irish defined benefit plans, which subsequently have been combined.

Two significant assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and liability measurement. We evaluate these assumptions annually. Other assumptions involve employee demographic factors, such as retirement patterns, mortality, turnover, and the rate of compensation increase.

The liability recognized in the balance sheet in respect of defined benefit pension plans is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The defined benefit obligation is calculated periodically by independent actuaries using the projected unit credit method. The present

Perrigo Company plc - Item 8
Note 1

value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of high-quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related pension liability.

Actuarial gains and losses are recognized using the corridor method. Under the corridor method, to the extent that any cumulative unrecognized net actuarial gain or loss exceeds 10% of the greater of the present value of the defined benefit obligation and the fair value of the plan assets, that portion is recognized over the expected average remaining working lives of the plan participants. Otherwise, the net actuarial gain or loss is recorded in OCI. We recognize the funded status of benefit plans on the Consolidated Balance Sheets. In addition, we recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost of the period as a component of OCI. See Note 13 for further information on our defined benefit plans.

r.    Recent Accounting Standard Pronouncements

Recently Adopted Accounting Standards
Accounting Standard Update	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Interest- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs	These amendments require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset.	June 27, 2015	As of June 27, 2015 and June 28, 2014 we reclassified $40.5 million and $27.4 million, respectively, of deferred financing fees from Other non-current assets to Long-term debt.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
These amendments provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.
		July 1, 2014	In first quarter fiscal year 2015 we presented $90.2 million as a reclassification from Non-current deferred income taxes to Other non-current liabilities upon adoption.

Perrigo Company plc - Item 8
Note 1

Recently Issued Accounting Standards Not Yet Adopted
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
These amendments raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not currently meet the definition of a discontinued operation. Additional disclosures will include an entity's continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation.
		July 1, 2015	Adoption of this guidance will not have a material effect on our Consolidated Results of Operations or financial condition.

Revenue from Contracts with Customers
The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. This guidance allows for two adoption methods, full retrospective approach or modified retrospective approach.
		January 1, 2018	We are currently evaluating the possible adoption methodologies and the implications of adoption on our consolidated financial statements.

NOTE 2 – ACQUISITIONS

All of the below acquisitions, with the exception of the Vedants equity transaction, have been accounted for under the acquisition method of accounting, and the related assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The effects of all of the acquisitions described below were included in the Consolidated Financial Statements prospectively from the date of acquisition. Unless otherwise indicated, acquisition costs incurred were immaterial and were recorded in administration expense.

Pending Acquisitions

Naturwohl Pharma GmbH

On July 22, 2015, we announced that we agreed to acquire Naturwohl Pharma, GmbH with its leading German dietary supplement brand, Yokebe. Our acquisition of the brand continues to build on our BCH segment's leading OTC product portfolio and European commercial infrastructure. The transaction has been unanimously approved by the Boards of Directors of Perrigo and Naturwohl Pharma and is expected to close in the third calendar quarter, pending German regulatory approval and the satisfaction of customary closing conditions. These assets will be purchased through an all-cash transaction valued at €130.0 million ($145.2 million).

GlaxoSmithKline Consumer Healthcare

On June 2, 2015, we announced that we had entered into an agreement to acquire a portfolio of well-established OTC brands from GlaxoSmithKline Consumer Healthcare (“GSK”), in connection with GSK’s commitments to the European Commission and other regulators to divest these businesses in the context of the formation of a consumer health joint venture between GSK and Novartis International AG (“Novartis”). The acquisition of this portfolio builds upon the global platform we established through the Omega acquisition to help us expand our share in the European OTC market. These assets will be purchased through an all-cash transaction valued at €200.0 million ($223.4 million). The transaction is expected to close in the third calendar quarter.

Perrigo Company plc - Item 8
Note 2

Fiscal Year 2015 Acquisitions

Gelcaps Exportadora de Mexico, S.A. de C.V.

On May 12, 2015, we acquired 100% of Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps"), the Mexican operations of Durham, North Carolina-based Patheon Inc. for $35.8 million in cash. The acquisition adds softgel manufacturing technology to our supply chain capabilities and broadens our presence, product portfolio and customer network in Mexico. Operating results attributable to Gelcaps are included in the CHC segment. The intangible assets acquired included a trademark with a 25 year useful life and customer relationships with a 20 year useful life. We utilized the relief from royalty method for valuing the trademark and the multi-period excess earnings method for valuing the customer relationships.

Based on valuation estimates utilizing the comparative sales method, a step-up in the value of inventory of $0.6 million was recorded in the opening balance sheet, which will be charged to cost of goods sold by the end of next quarter. In addition, property, plant and equipment were written up by $0.9 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets. The goodwill recorded is not deductible for tax purposes.

Omega Pharma Invest N.V.

On March 30, 2015, we completed our acquisition of Omega, a limited liability company incorporated under the laws of Belgium. Omega was a leading European OTC company, and we expect it to provide us several key benefits, including advancing our growth strategy outside the U.S. by providing access across a larger global platform with critical mass in key European countries, establishing commercial infrastructure in the high-barrier to entry European OTC marketplace, strengthening our product portfolio while enhancing scale and distribution, enhancing our financial profile, and expanding our international management capabilities.

We purchased 95.77% of the issued and outstanding share capital of Omega (685,348,257 shares) from Alychlo N.V. (“Alychlo”) and Holdco I BE N.V. (“Holdco” and, together with Alychlo, the “Sellers”), limited liability companies incorporated under the laws of Belgium under the terms of the Share Purchase Agreement dated November 6, 2014 (the "Share Purchase Agreement"). Omega holds the remaining 30,243,983 shares as treasury shares.

The acquisition was a cash and stock transaction made up of the following consideration (in millions except per share data):

Perrigo ordinary shares issued	5.4
Perrigo share price at transaction close on March 30, 2015	$167.64
Total value of Perrigo ordinary shares issued	$904.9
Cash consideration	2,078.3
Total consideration	$2,983.2

The cash consideration shown in the above table was financed by a combination of debt and equity. We issued $1.6 billion of debt as described in Note 8, and issued 6.8 million ordinary shares, which raised $999.3 million net of issuance costs.

The Sellers have agreed to indemnify us for certain potential future losses. The Sellers’ indemnification and other obligations to us under the Share Purchase Agreement are secured up to €248.0 million ($277.0 million). Under the terms of the Share Purchase Agreement, Alychlo and its affiliates are subject to a three-year non-compete in Europe, and the Sellers are subject to a two-year non-solicit, in each case subject to certain exceptions. The Share Purchase Agreement contains other customary representations, warranties, and covenants of the parties thereto.

Perrigo Company plc - Item 8
Note 2

The operating results attributable to Omega are included in the BCH segment. We incurred costs in connection with the Omega acquisition related to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. The amounts recorded were not allocated to a reporting segment. The table below details the acquisition costs, as well as losses on hedging activities associated with the acquisition purchase price, and where they were recorded (in millions):

Fiscal Year
Line item	2015
Administration	$29.7
Interest expense, net	23.7
Other expense, net	324.0
Loss on extinguishment of debt	9.6
Total acquisition-related costs	$387.0

See Note 7 for further details on losses on Omega-related hedging activities shown above in Other expense, net, and Note 8 for details on the loss on extinguishment of debt.

We acquired the following intangible assets: indefinite-lived trademarks and brands; definite-lived trademarks and trade names with useful lives ranging from 8 to 20 years; customer relationships and distribution networks with useful lives ranging from 7 to 21 years; and developed product technology with useful lives ranging from 4 to 13 years. We also recorded goodwill, which is not deductible for tax purposes and represents the value we assigned to the expected synergies described above. We utilized the multi-period excess earnings method for the indefinite-lived trademarks and brands, the definite-lived brands, and customer relationships and distribution networks. We utilized the relief from royalty method for the developed product technology and definite-lived trade names.

Based on valuation estimates utilizing the comparative sales method, a step-up in the value of inventory of $15.1 million was recorded in the opening balance sheet and was charged to cost of goods sold during the fourth quarter of fiscal year 2015. In addition, property, plant and equipment were written up $41.5 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets. Additionally, the fair value of the debt assumed on the date of acquisition exceeded par value by $101.9 million, which was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. For more information on the debt we assumed from Omega and our subsequent payments on the debt, see Note 8.

Lumara Health, Inc.

On October 31, 2014, we acquired a portfolio of women's healthcare products from Lumara Health, Inc., ("Lumara") a privately-held, Chesterfield, Missouri-based specialty pharmaceutical company, for cash consideration of $83.0 million. The acquisition of this portfolio further expanded our women's healthcare product offerings. Operating results attributable to the acquired Lumara products are included in the Rx Pharmaceuticals segment. The intangible assets acquired consisted of three product formulations with useful lives ranging from 8 to 12 years. The assets were valued utilizing the multi-period excess earnings method.

Perrigo Company plc - Item 8
Note 2

Purchase Price Allocation of Fiscal Year 2015 Acquisitions

The measurement period related to the Lumara acquisition is now closed. As a result, the Lumara opening balance sheet is final. The Omega and Gelcaps opening balance sheets are still preliminary and are based on valuation information, estimates and assumptions available at June 27, 2015. As we finalize the fair value estimates of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Tax accounts as well as certain tangible and intangible assets have not yet been finalized. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets and liabilities assumed, as well as asset lives, can materially impact our results of operations. As we continue to arrange and obtain the information to finalize our purchase accounting assessment. We expect that there will be changes in the valuation of assets acquired and liabilities assumed, that may have a material impact on our results of operations and financial position.

The below table indicates the purchase price allocation for our fiscal year 2015 acquisitions (in millions):

	Omega *	All Other (1)*
Total purchase consideration	$2,983.2	$118.8
Assets acquired:
Cash and cash equivalents	$14.7	$4.6
Accounts receivable	264.7	11.4
Inventories	214.4	8.7
Current net deferred tax assets	6.4	0.6
Prepaid expenses and other current assets	39.2	2.7
Property and equipment	121.2	6.1
Goodwill	1,513.1	4.8
Intangible assets:
Trademarks, trade names and brands	2,427.2	4.4
Customer relationships and distribution networks	1,342.7	6.6
Formulations	—	82.0
Developed product technology	32.7	—
Other intangible assets	3,802.6	93.0
Other non-current assets	2.4	0.4
Total assets	5,978.7	132.3
Liabilities assumed:
Accounts payable	243.1	4.6
Short-term debt	24.6	—
Accrued liabilities	44.5	5.5
Payroll and related taxes	51.3	—
Accrued customer programs	39.8	—
Long-term debt	1,471.0	—
Non-current net deferred income tax liabilities	1,038.7	3.3
Other non-current liabilities	82.5	0.1
Total liabilities	2,995.5	13.5
Net assets acquired	$2,983.2	$118.8

(1)	Includes opening balance sheets for the Gelcaps acquisition and Lumara product acquisition.

*	Omega and Gelcaps opening balance sheets are preliminary.

Perrigo Company plc - Item 8
Note 2

Fiscal Year 2014 Acquisitions

Aspen Global Inc.

On February 28, 2014, we acquired a basket of value-brand OTC products sold in Australia and New Zealand from Aspen Global Inc. ("Aspen"). The acquisition of this product portfolio broadened our product offering in Australia and New Zealand and furthered our strategy to expand the CHC portfolio internationally. Operating results attributable to the acquired Aspen products are included in the CHC segment.

The intangible assets acquired consisted of trademarks and trade names, customer relationships, and non-compete agreements. Customer relationships were assigned a 15-year useful life. Trademarks and trade names were assigned a 25-year useful life and non-compete agreements were assigned a 5-year useful life. Goodwill is deductible for tax purposes.

Fera Pharmaceuticals, LLC

On February 18, 2014, we acquired a distribution and license agreement for the marketing and sale of Methazolomide from Fera Pharmaceuticals, LLC ("Fera"), a privately-held specialty pharmaceutical company. The acquisition of this agreement further expanded our ophthalmic offerings. Operating results attributable to this agreement are included in the Rx Pharmaceuticals segment. The intangible asset acquired was assigned a 15-year useful life.

Elan Corporation, plc

On December 18, 2013, we acquired Elan, which led to our new corporate structure headquartered in Dublin, Ireland. We have utilized this new structure to continue to grow in our core markets and further expand outside of the U.S. The acquisition also provided us with our Tysabri® royalty stream, enhancing our operating cash flows and diversifying our revenues, and recurring annual operational synergies, related cost reductions, and tax savings. Certain of these synergies resulted from the elimination of redundant public company costs while optimizing back-office support. The jurisdictional mix of income and the new corporate structure are expected to provide tax benefits to the worldwide structure.

The acquisition was a cash and stock transaction as follows (in millions except per share data):

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

In addition, we paid cash consideration of $16.1 million to the Elan stock option and share award holders for the unvested portion of their awards. This amount was charged to earnings during fiscal year 2014.

At the completion of the transaction, the holder of each Elan ordinary share and each Elan American Depositary Share received $6.25 in cash and 0.07636 of a Perrigo ordinary share. As a result of the transaction, based on the number of outstanding shares of Perrigo and Elan as of December 18, 2013, former Perrigo and Elan shareholders held approximately 71% and 29%, respectively, of Perrigo's ordinary shares immediately after giving effect to the acquisition.

The operating results for Elan are included in the Specialty Sciences segment. During fiscal year 2014, we incurred and expensed acquisition-related costs, which were not allocated to a reporting segment. The costs related primarily to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. See Note 8 for further details on the loss on extinguishment of debt.

Perrigo Company plc - Item 8
Note 2

The table below details these transaction costs and where they were recorded (in millions):

Fiscal Year
Line item	2014
Administration expense	$108.9
Interest, net	10.0
Other expense, net	0.2
Loss on extinguishment of debt	165.8
Total acquisition-related costs	$284.9

We acquired two definite-lived intangible assets in the acquisition, both of which are exclusive technology agreements:

Tysabri®: We are entitled to royalty payments from Biogen Idec Inc. ("Biogen") based on its Tysabri® revenues in all indications and geographies. The royalty was 12% for the 12-month period ended May 1, 2014. Subsequent to May 1, 2014, we are entitled to 18% royalty payments on annual sales up to $2.0 billion and 25% royalty payments on annual sales above $2.0 billion. The asset was assigned a value of $5.8 billion and a useful life of 20 years.

Prialt®: We are also entitled to royalty payments based on Prialt® revenues. The royalty rates range from 7% to 17.5% based on specific levels of annual U.S. sales. The asset was assigned a value of $11.0 million and a useful life of 10 years.

Additionally, we recorded $2.3 billion of goodwill which represents the expected synergies of the combined company, as described above. The goodwill is not deductible for tax purposes. The following table reflects the allocation by reportable segment (in millions):

Segment	Goodwill
CHC	$1,287.4
Rx Pharmaceuticals	845.1
Specialty Sciences	200.6
Total	$2,333.1

Purchase Price Allocation of Fiscal Year 2014 Acquisitions

The purchase price allocations for all fiscal year 2014 acquisitions are now final. We finalized the purchase price allocation for Elan during fiscal year 2015. Since June 28, 2014, revisions included a $13.0 million decrease in net tax-related liabilities, resulting in a corresponding decrease in goodwill.

Perrigo Company plc - Item 8
Note 2

The below table indicates the purchase price allocation for our fiscal year 2014 acquisitions (in millions):

	Elan	All Other (1)
Purchase price paid	$9,451.9	$71.0
Contingent consideration	—	0.8
Total purchase consideration	$9,451.9	$71.8
Assets acquired:
Cash and cash equivalents	$1,807.3	$—
Investment securities	100.0	—
Accounts receivable	44.2	—
Inventories	—	3.0
Prepaid expenses and other current assets	27.1	—
Property and equipment	9.2	—
Goodwill	2,333.1	4.6
Intangible assets:
Trademarks, trade names and brands	—	34.8
Customer relationships	—	9.8
Non-competition agreements	—	1.8
Distribution and license agreements	5,811.0	17.8
Other intangible assets, net	5,811.0	64.2
Other non-current assets	93.4	—
Total assets	10,225.3	71.8
Liabilities assumed:
Accounts payable	2.0	—
Accrued liabilities	120.8	—
Deferred tax liabilities	631.8	—
Other non-current liabilities	18.8	—
Total liabilities	773.4	—
Net assets acquired	$9,451.9	$71.8

(1)	Includes opening balance sheet of the Aspen and Fera (Methazolomide) product acquisitions.

Vedants Drug & Fine Chemicals Private Limited

To further improve the long-term cost position of its API business, on August 6, 2009, we acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited ("Vedants"), an API manufacturing facility in India, for $11.5 million in cash. We purchased the remaining 15% stake in Vedants during fiscal year 2014 for $7.2 million in cash. The transaction was accounted for as an equity transaction and resulted in the elimination of the noncontrolling interest.

Actual and Pro Forma Impact of Fiscal Year 2015 and 2014 Acquisitions

Our Consolidated Financial Statements include operating results from the Omega, Gelcaps, and Elan acquisitions, and the Lumara, Aspen, and Fera (Methazolomide) product acquisitions, from the date of each acquisition through June 27, 2015. Net sales and operating income attributable to the Omega, Gelcaps, and Lumara acquisitions included in our fiscal year 2015 financial statements totaled $418.2 million and $18.9 million, respectively. Net sales and operating loss attributable to the Elan, Aspen, and Fera (Methazolomide) acquisitions included in our fiscal 2014 financial statements totaled $168.5 million and $53.9 million, respectively.

Perrigo Company plc - Item 8
Note 2

The following unaudited pro forma information gives effect to the Omega, Gelcaps, and Elan acquisitions, and Lumara, Aspen, and Fera (Methazolomide) product acquisitions, as if the acquisitions had occurred on June 30, 2013 and had been included in our Results of Operations for fiscal years 2015 and 2014 (in millions):

(Unaudited)	Fiscal 2015	Fiscal 2014
Net sales	$5,671.3	$5,816.3
Net income	$122.5	$212.8

The historical consolidated financial information of Perrigo, Omega, Gelcaps, and Elan, and the acquired Lumara, Aspen, and Fera assets, has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on combined results. In order to reflect the occurrence of the acquisitions on June 30, 2013 as required, the unaudited pro forma results include adjustments to reflect the incremental amortization expense to be incurred based on the current preliminary values of each acquisition's identifiable intangible and tangible assets, along with the reclassification of acquisition-related costs from the period ended June 27, 2015 to the period ended June 28, 2014. The unaudited pro forma results do not reflect future events that have occurred or may occur after the acquisitions, including but not limited to, the anticipated realization of ongoing savings from operating synergies and tax savings in subsequent periods.

The decline in the Euro relative to the U.S. dollar negatively impacted fiscal year 2015 pro forma net sales attributed to Omega. If the Euro to U.S. dollar exchange rate had remained constant from fiscal year 2014 to fiscal year 2015, pro forma net sales attributed to Omega would have increased in fiscal year 2015 by an estimated $189.3 million.

Fiscal Year 2013 Acquisitions

Fera Pharmaceuticals, LLC

On June 17, 2013, we acquired an ophthalmic sterile ointment and solution product portfolio from Fera. The acquisition of this product portfolio expanded our ophthalmic offerings and position within the Rx extended topical space. Operating results attributable to this agreement are included in the Rx Pharmaceuticals segment. The intangible assets were assigned a 15-year useful life. Goodwill is deductible for tax purposes.

Velcera, Inc.

On April 1, 2013, we completed the acquisition of 100% of the shares of privately-held Velcera, Inc. ("Velcera"). Velcera, through its FidoPharm subsidiary, was a leading companion pet health product company committed to providing consumers with best-in-class companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets. The acquisition helped establish our animal health category as described below. The operating results for Velcera are included in the CHC segment.

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

Rosemont Pharmaceuticals Ltd.

On February 11, 2013, we acquired 100% of the shares of privately-held Rosemont Pharmaceuticals Ltd. ("Rosemont"). Based in Leeds, U.K., Rosemont was a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The acquisition expanded our Rx product offering into the U.K. and Europe. The operating results for Rosemont are included in the Rx Pharmaceuticals segment.

Perrigo Company plc - Item 8
Note 2

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

Cobrek Pharmaceuticals, Inc.

On December 28, 2012, we acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held drug development company, for $42.0 million in cash. In May 2008, we acquired the initial 18.5% minority stake in Cobrek for $12.6 million in conjunction with entering into a product development collaborative agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two U.S. Food and Drug Administration ("FDA") approved foam-based products, both of which were launched during fiscal year 2013. Cobrek derived its earnings stream primarily from exclusive technology agreements, which were assigned useful lives of 12 years. The Cobrek acquisition further strengthened our position in foam-based technologies for existing and future U.S. Rx products. Goodwill is not deductible for tax purposes.

Sergeant's Pet Care Products, Inc.

On October 1, 2012, we completed the acquisition of substantially all of the assets of privately-held Sergeant's. Sergeant's was a leading supplier of animal health products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition expanded our CHC product portfolio into the animal health category.

The intangible assets acquired include developed product technology, trademarks and trade names, favorable supply agreements, customer relationships, and non-compete agreements. The developed product technology was assigned a 10-year useful life; trademarks and trade names have an indefinite useful life; the favorable supply agreements were assigned a 7-year useful life; customer relationships were assigned a 20-year useful life; and non-compete agreements were assigned useful lives ranging from one to three years. Goodwill is not deductible for tax purposes.

At the time of the acquisition, a step-up in the value of inventory of $7.7 million was recorded in the opening balance sheet as assets acquired based on valuation estimates and was charged to cost of sales during fiscal year 2013 as the acquired inventory was sold. In addition, property, plant and equipment were written up by $6.1 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

Perrigo Company plc - Item 8
Note 2

Purchase Price Allocation of Fiscal Year 2013 Acquisitions

The purchase price allocations for all of our fiscal year 2013 acquisitions are final. The below table indicates the final purchase price allocation for fiscal year 2013 acquisitions (in millions):

	Sergeant's	Rosemont	Velcera	All Other (1)
Purchase price paid	$285.0	$282.9	$175.1	$139.9
Contingent consideration	—	—	—	22.2
Total purchase consideration	$285.0	$282.9	$175.1	$162.1

Assets acquired:
Cash and cash equivalents	$—	$2.1	$18.9	$—
Accounts receivable	19.7	10.6	6.3	—
Inventories	37.7	9.6	9.7	1.3
Property and equipment	25.4	13.1	0.6	—
Goodwill	80.2	147.0	62.5	18.1
Intangible assets:
Developed product technology	66.1	114.6	—	158.1
Distribution and license agreements	1.3	3.6	116.0	—
Customer relationships	10.0	—	8.7	—
Trademarks, trade names and brands	33.0	17.3	7.6	—
Non-competition agreements	—	1.5	3.0	—
IPR&D	—	11.2	—	—
Favorable supply agreement	25.0	—	—	—
Intangible assets	135.4	148.2	135.3	158.1
Deferred tax assets	1.5	0.2	7.9	3.6
Other non-current assets	3.0	0.8	0.4	0.3
Total assets	302.9	331.6	241.6	181.4
Liabilities assumed:
Accounts payable	13.7	2.6	6.5	—
Accrued liabilities	4.2	7.6	4.8	0.5
Deferred tax liabilities	—	36.0	48.2	18.8
Other non-current liabilities	—	2.5	7.0	—
Total liabilities	17.9	48.7	66.5	19.3
Net assets acquired	$285.0	$282.9	$175.1	$162.1

(1)	Includes opening balance sheet of the Cobrek acquisition and Fera product acquisition.

We have completed our obligation under the contingent portion of the Fera purchase price shown above as of June 27, 2015. Payments towards the contingent consideration totaled $18.3 million in fiscal year 2015 and $6.7 million in fiscal year 2014. The difference between the initial contingent consideration recorded as part of the purchase price and the payments represents the change in the fair value of the contingent consideration, which was recorded to Other expense, net each quarter.

Perrigo Company plc - Item 8
Note 3

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CHC	BCH	Rx Pharma- ceuticals	Specialty Sciences	Other	Total
Balance at June 29, 2013	$611.6	$—	$385.4	$—	$92.2	$1,089.2
Business acquisitions	1,297.2	—	851.0	201.8	—	2,350.0
Currency translation adjustment	7.6	—	21.9	—	5.4	34.9
Balance at June 28, 2014	1,916.4	—	1,258.3	201.8	97.6	3,474.1
Business acquisitions	4.8	1,513.1	—	—	—	1,517.9
Impairments	(6.8)	—	—	—	—	(6.8)
Currency translation adjustment	(9.7)	38.8	(20.0)	—	(9.4)	(0.3)
Purchase accounting adjustments	(7.2)	—	(4.7)	(1.1)	—	(13.0)
Balance at June 27, 2015	$1,897.5	$1,551.9	$1,233.6	$200.7	$88.2	$4,971.9

The increase in goodwill in fiscal year 2015 was due primarily to the Omega acquisition. Additionally we recorded $4.8 million of goodwill in the CHC segment due to the Gelcaps acquisition. The increase in goodwill in fiscal year 2014 was due primarily to the acquisition of Elan, which contributed $2.3 billion of goodwill. We allocated $2.1 billion of goodwill to the reporting units that are expected to benefit from the synergies related to the Elan transaction. See Note 2 for additional information. We also recorded $4.6 million of goodwill to the CHC segment due to the acquisition of the Aspen product portfolio.

Step one of our fiscal year 2015 annual goodwill impairment testing indicated that our CHC Mexico reporting unit's goodwill fair value was below its net book value as of March 28, 2015. As a result, we initiated the second step of the goodwill impairment test to measure the amount of impairment. Refer to Note 1 for our impairment process. We concluded that the goodwill was fully impaired and recorded an impairment of $6.8 million in our CHC segment during the quarter ended June 27, 2015 in Other expense, net. No other segments were affected by this impairment charges. No impairment charge was recorded as a result of the annual goodwill impairment testing during fiscal years 2014 or 2013.

During the third quarter we identified indicators of potential impairment of our Animal Health reporting unit's intangible assets, which include goodwill, indefinite-lived intangible assets, and definite-lived intangible assets. We performed impairment testing for all of our Animal Health intangible assets as of March 29, 2015, and none were determined to be impaired. Additionally, goodwill and indefinite-lived intangible assets were tested again in conjunction with our annual fourth quarter testing and resulted in no impairment. We will continue to monitor and assess our Animal Health intangible assets for potential impairment should further impairment indicators arise and test at least annually as applicable.

Perrigo Company plc - Item 8
Note 3

Intangible Assets

Other intangible assets and the related accumulated amortization consisted of the following (in millions):

	June 27, 2015		June 28, 2014
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Amortizable intangibles:
Distribution and license agreements	$6,029.9	$502.3	$6,027.3	$192.1
Developed product technology/formulation and product rights	1,025.3	383.1	931.7	302.5
Customer relationships and distribution networks	1,749.9	146.2	372.0	97.5
Trademarks, trade names and brands	340.8	11.5	47.8	5.6
Non-compete agreements	14.7	11.9	15.3	9.4
Total amortizable intangibles	$9,160.6	$1,055.0	$7,394.1	$607.1
Non-amortizable intangibles:
Trademarks, trade names and brands	$2,257.3	$—	$59.5	$—
In-process research and development	5.8	—	10.2	—
Total non-amortizable intangibles	2,263.1	—	69.7	—
Total other intangible assets	$11,423.7	$1,055.0	$7,463.8	$607.1
Certain intangible assets are denominated in currencies other than the U.S. dollars; therefore, their gross and net carrying values are subject to foreign currency movements.

The increase in gross amortizable intangible assets during fiscal year 2015 was due primarily to the Omega acquisition, as discussed in Note 2. No material impairment charges were recorded as a result of the annual intangible asset impairment testing during fiscal years 2015, 2014 or 2013. We did record an impairment charge on certain IPR&D assets during fiscal years 2014 and 2013 due to changes in the projected development and regulatory timelines for various projects. These impairments totaled $6.0 million and $9.0 million for fiscal years 2014 and 2013, respectively.

During fiscal year 2014, the remaining $13.0 million of IPR&D assets acquired as part of the Paddock acquisition was reclassified to a definite-lived developed product technology intangible asset and is being amortized on a proportionate basis consistent with the economic benefits derived therefrom over an estimated useful life of 12 years.

The weighted-average useful life for our amortizable intangible assets by asset class at June 27, 2015 was as follows:

Amortizable Intangible Asset Category	Weighted-Average Useful Life (Years)
Distribution and license agreements	20
Developed product technology/formulation and product rights	12
Customer relationships and distribution networks	20
Trademarks, trade names and brands	19
Non-compete agreements	2

We recorded amortization expense of $464.5 million, $281.0 million and $94.0 million during fiscal years 2015, 2014, and 2013, respectively. The increase in amortization expense in fiscal year 2015 was due primarily to the incremental amortization expense incurred on the amortizable intangible assets acquired from Elan as well the inclusion of one quarter of amortization expense related to the intangible assets acquired from Omega.

Perrigo Company plc - Item 8
Note 3

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. Our estimated future amortization expense is as follows (in millions):

Time Period	Amount
< 1 year	$589.1
1-2 years	582.7
2-3 years	569.3
3-4 years	551.8
4-5 years	521.6
> 5 years	5,291.1

NOTE 4 – INVENTORIES

Major components of inventory at June 27, 2015, and June 28, 2014, were as follows (in millions):

	June 27, 2015	June 28, 2014
Finished goods	$468.9	$307.0
Work in process	158.2	146.7
Raw materials	211.8	177.9
Total inventories	$838.9	$631.6

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

The following tables summarize the valuation of our financial instruments carried at fair value by the above pricing categories as of June 27, 2015 and June 28, 2014 (in millions):

	June 27, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$12.7	$—	$—	$12.7
Foreign currency forward contracts	—	12.4	—	12.4
Funds associated with Israeli post-employment benefits	—	17.3	—	17.3
Total assets	$12.7	$29.7	$—	$42.4
Liabilities:
Foreign currency forward contracts	—	4.6	—	4.6
Total liabilities	$—	$4.6	$—	$4.6

Perrigo Company plc - Item 8
Note 5

	June 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$20.7	$—	$—	$20.7
Foreign currency forward contracts	—	3.1	—	3.1
Funds associated with Israeli post-employment benefits	—	19.3	—	19.3
Total assets	$20.7	$22.4	$—	$43.1
Liabilities:
Contingent consideration	$—	$—	$17.4	$17.4
Interest rate swap agreements	—	8.3	—	8.3
Foreign currency forward contracts	—	0.8	—	0.8
Total liabilities	$—	$9.1	$17.4	$26.5
The table below presents a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal years 2015 and 2014 (in millions).

	Fiscal Year
	2015	2014
Contingent Consideration
Beginning balance:	$17.4	$22.2
Net realized losses	0.9	1.1
Purchases or additions	—	0.8
Settlements	(18.3)	(6.7)
Ending balance:	$—	$17.4

Net realized gains (losses) in the table above were recorded in Administrative expense. There were no transfers between Level 1, 2, and 3 during the years ended June 27, 2015 and June 28, 2014. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 6 for information on our investment securities. See Note 7 for a discussion of derivatives.

Israeli post-employment benefits represent amounts we have deposited in funds managed by financial institutions designated by management to cover post-employment benefits for its Israeli employees as required by Israeli law. The funds are recorded in Other non-current assets and values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves, that are observable at commonly quoted intervals.

Contingent consideration represented milestone payment obligations obtained through product acquisitions and was valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates were updated quarterly and the liabilities were adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product.

As of June 27, 2015, our fixed rate long-term debt consisted of public bonds and retail bonds that were assumed with the Omega acquisition. The public bonds had a carrying value and fair value of $3.9 billion based on quoted market prices (Level 1). The retail bonds had a carrying value of $820.9 million and a fair value of $902.4 million based on interest rates offered for borrowings of a similar nature and remaining maturities (Level 2). As of June 28, 2014, our fixed rate long-term debt consisted of private placement senior notes with registration rights with a carrying value of $2.3 billion and a fair value of $2.4 billion. The fair value at June 28, 2014 was determined by discounting the future cash flows of the financial instruments to their present value, using interest rates offered for borrowings of a similar nature and remaining maturities (Level 2).

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value.

Perrigo Company plc - Item 8
Note 6

NOTE 6 – INVESTMENTS

Available for Sale Securities

Our available for sale securities totaled $12.7 million at June 27, 2015 and were reported in Investment securities. At June 28, 2014, available for sale securities totaled $20.7 million, of which $5.9 million was reported in Investment securities and $14.8 million was reported in Other non-current assets.

Net unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	Fiscal Year
	2015	2014
Net unrealized investment gains (losses):
Equity securities, at cost less impairments	$17.1	$17.1
Gross unrealized gains	5.7	3.8
Gross unrealized losses	(10.1)	(0.2)
Estimated fair value of equity securities	$12.7	$20.7

During fiscal year 2014, we sold one of our investment securities and recorded a loss of $9.9 million. The loss was reclassified out of AOCI and into earnings.

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. The equity securities in a gross unrealized loss position at June 27, 2015 were in that position for less than 12 months. We have evaluated the near-term prospects of the equity securities in relation to the severity and duration of the unrealized impairments, and based on that evaluation, we have the ability and intent to hold the investments until a recovery of fair value.

Cost Method Investments

Our cost method investments totaled $6.8 million and $9.0 million at June 27, 2015 and June 28, 2014, respectively, and were included in Other non-current assets.

Equity Method Investments

Our equity method investments totaled $48.9 million and $57.4 million at June 27, 2015 and June 28, 2014, respectively, and are included in Other non-current assets. We recorded net losses of $9.9 million and $8.7 million during fiscal years 2015 and 2014, respectively, for our proportionate share of the equity method investment earnings or losses. In addition, during fiscal year 2014 we sold one of our equity method investments and recorded a loss of $2.8 million. All of the losses noted above were recorded in Other expense, net.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We enter into certain derivative financial instruments, when available on a cost-effective basis, to mitigate our risk associated with changes in interest rates and foreign currency exchange rates as follows:

Interest rate risk management - We are exposed to the impact of interest rate changes through our cash investments and borrowings. We utilize a variety of strategies to manage the impact of changes in interest rates including using a mix of debt maturities along with both fixed-rate and variable-rate debt. In addition, we may enter into treasury-lock agreements and interest rate swap agreements on certain investing and borrowing transactions to manage our exposure to interest rate changes and our overall cost of borrowing.

Foreign currency exchange risk management - We conduct business in several major currencies other than the U.S. dollar and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce cash flow volatility associated with foreign exchange rate changes on a consolidated basis to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that

Perrigo Company plc - Item 8
Note 7

change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments, and anticipated foreign currency sales and expenses.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be offset largely by gains and losses on the original underlying asset or liability. We do not use derivative financial instruments for speculative purposes.

All of our designated derivatives were classified as cash flow hedges as of June 27, 2015 and June 28, 2014. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings, recorded in Other expense, net. All of our designated derivatives are assessed for hedge effectiveness quarterly.

We also have economic non-designated derivatives that do not meet hedge accounting criteria. These derivative instruments are adjusted to current market value at the end of each period through earnings. Gains or losses on these instruments are offset substantially by the remeasurement adjustment on the hedged item.

Interest Rate Swaps and Treasury Locks

Interest rate swap agreements are contracts to exchange floating rate for fixed rate payments (or vice versa) over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. All of our interest rate swaps qualify for hedge accounting treatment.

We had a $300.0 million term loan with floating interest rates priced off the LIBOR yield curve, which was repaid during fiscal year 2015, as described in Note 8. As a result of the term loan repayment on June 24, 2015, the forward interest rate swap agreements with a notional amount totaling $240.0 million that were in place to hedge the change in the LIBOR rate were terminated as well. We recorded a loss of $3.6 million in Other expense, net for the amount remaining in AOCI when the hedge was terminated.

In connection with the Omega acquisition, we assumed a $20.0 million private placement note. We also assumed an interest rate swap agreement with a notional amount totaling $20.0 million that was in place to hedge the cross currency exchange differences between the U.S. dollar and the euro on the above-mentioned debt. On May 29, 2015, we repaid the loan and the interest rate swap. Because the interest rate swap was recorded at fair market value on the date of termination, no gain or loss was recorded. For more information on the acquired debt and termination, see Note 8.

Also in connection with the Omega acquisition, we assumed €500.0 million ($544.5 million) of debt under Omega's revolving credit facility, as well as an interest rate swap agreement with a notional amount totaling €135.0 million ($147.0 million) that was in place to hedge the change in the floating rate on that credit facility. On April 8, 2015, we repaid the loan and terminated the interest rate swap. Because the interest rate swap was recorded at fair market value on the date of termination, no gain or loss was recorded. For more information on the acquired debt and termination, see Note 8.

During the second quarter of fiscal year 2015, we entered into forward interest rate swaps and treasury locks (together "Rate Locks") to hedge against changes in the interest rates between the date the Rate Locks were entered into and the date of the issuance of our 2014 Bonds, discussed in Note 8. These Rate Locks were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $750.0 million. The Rate Locks were settled upon the issuance of an aggregate $1.6 billion principal amount of our 2014 Bonds on December 2, 2014 for a cumulative after-tax loss of $5.8 million in OCI after recording $1.1 million of ineffectiveness to Other Expense, net.

Perrigo Company plc - Item 8
Note 7

During the first quarter of fiscal year 2014, we entered into forward interest rate swap agreements to hedge against changes in the benchmark interest rate between the date the swap agreements were entered into and the date of the issuance of our 2013 Bonds, discussed in Note 8. These swaps were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725.0 million. The interest rate swaps were settled upon the issuance of an aggregate $2.3 billion principal amount of our 2013 Bonds on December 18, 2013 for a cumulative after-tax loss of $12.8 million in OCI after recording $0.5 million of ineffectiveness to Other Expense, net.

In addition, due to the retirement of the underlying private placement senior notes (described in Note 8 as "the Private Placement Notes") on December 23, 2013, we wrote off the amounts remaining in AOCI associated with the cash flow hedges related to the Private Placement Notes, resulting in an after-tax loss of $2.6 million recorded to Other expense, net.

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 15 months. The total notional amount for these contracts was $452.3 million and $228.5 million as of June 27, 2015 and June 28, 2014, respectively.

In June 2015, in order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price of the GSK product acquisition discussed in Note 2, we entered into a non-designated option contract to protect against a strengthening of the euro relative to the U.S. dollar. We recorded losses of $1.9 million for the change in fair value of the option contract during fiscal year 2015 in Other expense, net. Because these derivatives were economically hedging a future acquisition, the cash outflow associated with their settlement is shown as an investing activity on the Consolidated Statements of Cash Flows.

In November 2014, in order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price of Omega, we entered into non-designated option contracts with a total notional amount of €2.0 billion. The option contracts settled in December 2014, resulting in a loss of $26.4 million. The option contracts were replaced with non-designated forward contracts that matured during the third quarter of fiscal year 2015. We recorded losses of $298.1 million during fiscal year 2015 related to the settlement of the forward contracts. Both losses were recorded primarily in Other expense, net. The losses on the derivatives due to changes in the euro to U.S. dollar exchange rates were economically offset at closing in the final settlement of the euro-denominated Omega purchase price. Because these derivatives were economically hedging a future acquisition, the cash outflow associated with their settlement is shown as an investing activity on the Consolidated Statements of Cash Flows.

Fair Value Hedges

During the first quarter of fiscal year 2014, we entered into three pay-floating interest rate swaps with a total notional amount of $425.0 million to hedge changes in the fair value of our Private Placement Notes from fluctuations in interest rates. These swaps were designated and qualified as fair value hedges of our fixed rate debt. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps was directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt were adjusted to market value at the end of each period with any resulting gain or loss recorded in Other expense, net. The hedge was terminated in the second quarter of fiscal year 2014 due to the retirement of the underlying notes.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all of our derivative instruments on our consolidated financial statements at June 27, 2015 and June 28, 2014. All amounts exclude income tax effects and are presented in millions.

Perrigo Company plc - Item 8
Note 7

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
		Fair Value
	Balance Sheet Location	June 27, 2015	June 28, 2014
Designated derivatives:
Foreign currency forward contracts	Other current assets	$3.3	$2.8
Total designated derivatives		$3.3	$2.8
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$9.1	$0.3
Total non-designated derivatives		$9.1	$0.3

	Liability Derivatives
		Fair Value
	Balance Sheet Location	June 27, 2015	June 28, 2014
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.0	$0.7
Interest rate swap agreements	Other non-current liabilities	—	8.3
Total designated derivatives		$2.0	$9.0
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.6	$0.1
Total non-designated derivatives		$2.6	$0.1

The gains (losses) recognized in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
Designated Cash Flow Hedges	June 27, 2015	June 28, 2014
Treasury locks	$(2.7)	$—
Interest rate swap agreements	(10.1)	7.2
Foreign currency forward contracts	(7.7)	15.1
	$(20.5)	$22.3

Perrigo Company plc - Item 8
Note 7

The gains (losses) reclassified from AOCI into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
Designated Cash Flow Hedges	Income Statement Location	June 27, 2015	June 28, 2014
Treasury locks	Interest expense, net	$(0.1)	$0.2
Interest rate swap agreements	Interest expense, net	(16.4)	3.9
Foreign currency forward contracts	Net sales	2.0	(2.5)
	Cost of sales	(4.2)	(6.3)
	Interest expense, net	—	(0.2)
	Other expense, net	(4.5)	(2.2)
		$(23.2)	$(7.1)

We expect to reclassify a $1.2 million loss out of AOCI into earnings during the next 12 months.

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized in Income (Ineffective Portion)
Designated Cash Flow Hedges	Income Statement Location	June 27, 2015	June 28, 2014
Treasury locks	Other expense, net	$(0.4)	$2.3
Interest rate swap agreements	Other expense, net	(0.7)	(5.4)
Foreign currency forward contracts	Net sales	(0.1)	(0.1)
	Cost of sales	0.2	0.3
Total		$(1.0)	$(2.9)

The effects of our fair value hedges on the Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
Designated Fair Value Hedges	Income Statement Location	June 27, 2015	June 28, 2014
Interest rate swap agreements	Other expense, net	$—	$0.9
Fixed-rate debt	Other expense, net	—	(4.1)
Net hedge		$—	$(3.2)

The effects of our non-designated derivatives on the Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
Non-Designated Derivatives	Income Statement Location	June 27, 2015	June 28, 2014
Foreign currency forward contracts	Other expense, net	$(295.4)	$(0.1)
	Interest expense, net	(3.4)	—
Foreign exchange option contracts	Other expense, net	(26.4)	—
Total		$(325.2)	$(0.1)

Perrigo Company plc - Item 8
Note 8

NOTE 8 – INDEBTEDNESS

Debt

Total borrowings outstanding at June 27, 2015 and June 28, 2014 are summarized as follows (in millions):

				June 27, 2015	June 28, 2014
Short term debt				$6.4	$2.1
Term loans
	2013 Term loan due December 18, 2015			—	300.0
	2013 Term loan due December 18, 2018			—	630.0
*	2014 Term loan due December 5, 2019			530.5	—
	Total term loans			530.5	930.0
Public bonds
	Coupon	Due
	1.300%	November 8, 2016	(2)	500.0	500.0
*	4.500%	May 23, 2017	(3)	201.0	—
*	5.125%	December 12, 2017	(3)	335.0	—
	2.300%	November 8, 2018	(2)	600.0	600.0
*	5.000%	May 23, 2019	(3)	134.1	—
	3.500%	December 15, 2021	(1)	500.0	—
*	5.105%	July 19, 2023	(3)	150.8	—
	4.000%	November 15, 2023	(2)	800.0	800.0
	3.900%	December 15, 2024	(1)	700.0	—
	5.300%	November 15, 2043	(2)	400.0	400.0
	4.900%	December 15, 2044	(1)	400.0	—
	Total public bonds			4,720.9	2,300.0
Other financing				6.6	8.1
Unamortized premium (discount), net				87.5	(6.0)
Deferred financing fees				(40.5)	(27.4)
Total borrowings outstanding				5,311.4	3,206.8
	Less short-term debt and current portion of long-term debt			(64.6)	(143.7)
Total long-term debt less current portion				$5,246.8	$3,063.1

(1)	Public bonds issued on December 2, 2014, discussed below collectively as the "2014 Bonds."

(2)	Private placement unsecured senior notes with registration rights as of June 28, 2014 and public bonds as of October 1, 2014, discussed below collectively as the "2013 Bonds."

(3)	Debt assumed from Omega.

*	Debt denominated in euros subject to fluctuations in the euro to U.S. dollar exchange rate.

We were in compliance with all covenants under our various debt agreements as of June 27, 2015 and June 28, 2014.

Omega Financing

Bridge Agreement

In connection with the Omega acquisition, on November 6, 2014, we entered into a €1.75 billion ($2.2 billion) senior unsecured 364-day bridge loan facility (the "Bridge Loan Facility"). Upon issuance of our permanent debt financing described below, the Bridge Loan Facility was terminated on December 3, 2014. At no time did we draw upon the Bridge Loan Facility.

Perrigo Company plc - Item 8
Note 8

Debt Issuance

On December 2, 2014, Perrigo Finance plc, our 100% owned finance subsidiary ("Perrigo Finance"), issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2021 (the "2021 Notes”), $700.0 million in aggregate principal amount of 3.90% senior notes due 2024 (the “2024 Notes”), and $400.0 million in aggregate principal amount of 4.90% senior notes due 2044 (the “2044 Notes” and, together with the 2021 Notes and the 2024 Notes, the “2014 Bonds”). Interest on the 2014 Bonds is payable semiannually in arrears in June and December of each year, beginning in June 2015. The 2014 Bonds are governed by a base indenture and a first supplemental indenture (collectively the "2014 Indenture"). The 2014 Bonds are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo Company plc, and no other subsidiary of Perrigo Company plc guarantees the 2014 Bonds. There are no restrictions under the 2014 Bonds on our ability to obtain funds from our subsidiaries. Perrigo Finance received net proceeds of approximately $1.6 billion from issuance of the 2014 Bonds after fees and market discount. Perrigo Finance may redeem the 2014 Bonds in whole or in part at any time for cash at the make-whole redemption prices described in the 2014 Indenture.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019, and a $600.0 million revolving credit agreement which stepped up to $1.0 billion upon the closing of the Omega acquisition (the "2014 Revolver") (together, the "2014 Credit Agreements"), and Perrigo Company plc ("Perrigo Company") entered into a $300.0 million term loan tranche maturing December 18, 2015. There were no borrowings outstanding under the 2014 Revolver as of June 27, 2015.

Debt Extinguishment

On December 5, 2014, we repaid the remaining $895.0 million outstanding under our 2013 Term Loan, then terminated both the 2013 Term Loan and 2013 Revolver described below in "Elan Financing." On June 25, 2015, we repaid the $300.0 million 2014 Term Loan. We recorded a $10.5 million loss on extinguishment of debt during fiscal year 2015, which consisted of the Bridge Loan Facility interest expense and deferred financing fees related to the 2013 Term Loan, 2013 Revolver and 2014 Term Loan.

Assumed Debt and Repayment

In connection with the Omega acquisition, we assumed $20.0 million in aggregate principal amount of 6.19% senior notes due 2016 ("2016 Notes"), €135.0 million ($147.0 million) in aggregate principal amount of 5.1045% senior notes due 2023 ("2023 Notes"), €300.0 million ($326.7 million) in aggregate principal amount of 5.125% retail bonds due 2017, €180.0 million ($196.0 million) in aggregate principal amount of 4.500% retail bonds due 2017, €120.0 million ($130.7 million) in aggregate principal amount of 5.000% retail bonds due 2019 (collectively, the "Retail Bonds"), a revolving credit facility with €500.0 million ($544.5 million) outstanding, and certain overdraft facilities totaling €51.4 million ($56.0 million). The fair value of the 2023 Notes and Retail Bonds exceeded par value by €93.6 million ($101.9 million) on the date of the acquisition. As a result, a fair value adjustment was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. The adjustment does not affect cash interest payments.

On April 8, 2015, we repaid the €500.0 million ($539.1 million) outstanding under the assumed Omega's revolving credit facility and terminated the facility. On May 29, 2015, we repaid the $20.0 million 2016 Notes.

Elan Financing

Bridge Agreement

In connection with the Elan acquisition, on July 28, 2013, we entered into a $2.65 billion debt bridge credit agreement (the "Debt Bridge") and a $1.7 billion cash bridge credit agreement (the "Cash Bridge") (together, the "Bridge Credit Agreements"). The commitments under the Debt Bridge and the Cash Bridge agreements were terminated on November 8, 2013 and December 24, 2013, respectively. At no time did we draw under the Bridge Credit Agreements.

Perrigo Company plc - Item 8
Note 8

Debt Issuance

On September 6, 2013, Perrigo Company entered into a $1.0 billion term loan agreement (the "2013 Term Loan") and a $600.0 million revolving credit agreement (the "2013 Revolver") (together, the "2013 Credit Agreements"). The 2013 Term Loan consisted of a $300.0 million tranche maturing December 18, 2015 and a $700.0 million tranche maturing December 18, 2018. Both tranches were drawn in full on December 18, 2013. Amounts outstanding under the 2013 Credit Agreements bore interest at our option (a) at the alternative base rate or (b) the eurodollar rate plus, in either case, applicable margins as set forth in the 2013 Credit Agreements. Our obligations under the 2013 Credit Agreements were guaranteed by Perrigo Company plc, certain U.S. subsidiaries of Perrigo Company plc, Elan, and certain Irish subsidiaries of Elan until November 21, 2014, at which time the terms of the 2013 Credit Agreements were amended to remove all guarantors.

On November 8, 2013, Perrigo Company issued $500.0 million aggregate principal amount of its 1.30% senior notes due 2016 (the "2016 Notes"), $600.0 million aggregate principal amount of its 2.30% senior notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.00% senior notes due 2023 (the "2023 Notes") and $400.0 million aggregate principal amount of its 5.30% senior notes due 2043 (the "2043 Notes" and, together with the 2016 Notes, the 2018 Notes and the 2023 Notes, the "2013 Bonds") in a private placement with registration rights. Interest on the 2013 Bonds is payable semiannually in arrears in May and November of each year, beginning in May 2014. The 2013 Bonds are governed by a base indenture and a first supplemental indenture (collectively, the "2013 Indenture"). The 2013 Bonds are the Company's unsecured and unsubordinated obligations, ranking equally in right of payment to all of Perrigo Company existing and future unsecured and unsubordinated indebtedness. Perrigo Company received net proceeds of $2.3 billion from issuance of the 2013 Bonds after fees and market discount. The 2013 Bonds are not entitled to mandatory redemption or sinking fund payments. We may redeem the 2013 Bonds in whole or in part at any time for cash at the make-whole redemption prices described in the 2013 Indenture. The 2013 Bonds were guaranteed on an unsubordinated, unsecured basis by the same entities that guaranteed the 2013 Credit Agreement until November 21, 2014, at which time the 2013 Indenture was amended to remove all guarantors.

On September 2, 2014, we offered to exchange our private placement senior notes with public bonds (the "Exchange Offer"). The Exchange Offer expired on October 1, 2014, at which time substantially all of the private placement notes had been exchanged for bonds registered with the Securities and Exchange Commission. As a result of the changes in the guarantor structure noted above, we are no longer required to present guarantor financial statements.

Debt Extinguishment

On December 18, 2013, we repaid the remaining principal balance with accrued interest and fees of $360.0 million outstanding under our credit agreement dated as of October 26, 2011, then terminated the agreement.

On November 20, 2013, we priced a tender offer and consent solicitation with regard to our 2.95% Notes, which were issued pursuant to the indenture dated as of May 16, 2013. The total tender consideration was $578.3 million. On December 26, 2013, notice was given to holders that the remaining notes not duly tendered would be redeemed on December 27, 2013 at a redemption price of par plus accrued interest. On December 27, 2013, the redemption was completed for a total payment of $28.5 million. Upon completion of the redemption, the indenture was terminated.

On December 23, 2013, we completed the prepayment of all obligations under our Private Placement Notes. All of the Notes were outstanding under the master note purchase agreement dated May 29, 2008 with various institutional investors (the "Note Agreement"). The terms of the Note Agreement provided for prepayment at any time at our option together with applicable make-whole premiums and accrued interest, which totaled $1.1 billion. Upon completion of the prepayment, the Note Agreement was terminated.

Perrigo Company plc - Item 8
Note 8

As a result of the debt retirements, we recorded a loss of $165.8 million during fiscal year 2014 as follows (in millions):

Make-whole payments	$133.5
Write-off of financing fees on Bridge Credit Agreements	19.0
Write-off of deferred financing fees	10.5
Write-off of unamortized discount	2.8
Total loss on extinguishment of debt	$165.8

Future Maturities

The annual future maturities of our short-term and long-term debt, including capitalized leases, are as follows (in millions):

Payment Due	Amount
< 1 year	$65.0
1-2 years	758.5
2-3 years	399.1
3-4 years	811.3
4-5 years	279.5
> 5 years	2,950.8

Accounts Receivable Securitization

We previously had a $200.0 million accounts receivable securitization program. This program expired June 12, 2015, and we chose not to renew it. There were no borrowings outstanding under the securitization program at June 28, 2014.

NOTE 9 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted EPS calculation is as follows (in millions):

	Fiscal Year
	2015	2014	2013
Numerator:
Net income	$128.0	$205.3	$441.9

Denominator:
Weighted average shares outstanding for basic EPS	139.3	115.1	93.9
Dilutive effect of share-based awards	0.5	0.5	0.6
Weighted average shares outstanding for diluted EPS	139.8	115.6	94.5

Anti-dilutive share-based awards excluded from computation of diluted EPS	0.1	0.1	0.2

Shareholder's Equity

On and prior to December 18, 2013, our common stock consisted of common stock of Perrigo Company, a Michigan Corporation, and since December 19, 2013, our common stock has consisted of ordinary shares of Perrigo Company plc, incorporated under the laws of Ireland.

Perrigo Company plc - Item 8
Note 9

Prior to June 6, 2013, our common stock traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PRGO. Since June 6, 2013, our ordinary shares have traded on the New York Stock Exchange ("NYSE") under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., our ordinary shares have been trading on the Tel Aviv Stock Exchange ("TASE") since March 16, 2005.

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends of $64.8 million, $46.1 million, and $33.0 million, or $0.46, $0.39, and $0.35 per share, during fiscal years 2015, 2014, and 2013, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, capital and surplus requirements and other factors the Board of Directors may consider relevant.

NOTE 10 – SHARE-BASED COMPENSATION PLANS

All share-based compensation for employees and directors is granted under the 2013 Long-Term Incentive Plan (the "Plan"), as amended. The Plan has been approved by our shareholders and provides for the granting of awards to our employees and directors. As of June 27, 2015, there were 5.1 million shares available to be granted. The purpose of the Plan is to attract and retain individuals of exceptional managerial talent and encourage these individuals to acquire a vested interest in the Company's success and prosperity. The awards that are granted under this program include non-qualified stock options, restricted shares, and restricted share units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan. Awards granted under the Plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Share-based compensation expense was $31.6 million for fiscal year 2015, $24.6 million for fiscal year 2014, and $18.4 million for fiscal year 2013. As of June 27, 2015, unrecognized share-based compensation expense was $35.3 million, and the weighted-average period over which the expense is expected to be recognized was approximately 1.7 years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to ordinary shares.

Stock Options

A summary of activity related to stock options is presented below (options in thousands):

	Fiscal Year Ended June 27, 2015
	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning options outstanding	850	$77.26
Granted	181	$147.75
Exercised	(170)	$49.26
Forfeited or expired	(4)	$128.76
Ending options outstanding	857	$97.49	6.6	$79.8

Options exercisable	515	$74.16	5.4	$59.9
Options expected to vest	334	$132.47	8.4	$19.4

The aggregate intrinsic value for options exercised during the year was $20.7 million for fiscal year 2015, $17.8 million for fiscal year 2014, and $29.5 million for fiscal year 2013. The weighted-average fair value per share at the grant date for options granted during the year was $39.96 for fiscal year 2015, $38.28 for fiscal year 2014, and $34.24 for fiscal year 2013. The fair values were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Perrigo Company plc - Item 8
Note 10

	Fiscal Year
	2015	2014	2013
Dividend yield	0.3%	0.3%	0.3%
Volatility, as a percent	27.1%	32.7%	34.9%
Risk-free interest rate	1.7%	1.8%	0.8%
Expected life in years	5.3	5.3	5.4

The valuation model utilizes historical volatility. The risk-free interest rate is based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years is estimated based on past exercise behavior of employees.

Non-Vested Restricted Shares

A summary of activity related to nonvested restricted shares is presented below (shares in thousands):

	Fiscal Year Ended June 27, 2015
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning non-vested restricted shares outstanding	9	$100.84
Granted	—	$—
Vested	(9)	$100.84
Forfeited	—	$—
Ending non-vested restricted shares outstanding	—	$—	0.0	$—

There were no shares granted in fiscal year 2015. The weighted-average fair value per share at the date of grant for restricted shares granted during the year was $145.19 for fiscal year 2014, and $100.84 for fiscal year 2013. The total fair value of restricted shares that vested during the year was $0.9 million for fiscal year 2015, $2.3 million for fiscal year 2014, and $0.6 million for fiscal year 2013.

Non-vested Service-Based Restricted Share Units

A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Fiscal Year Ended June 27, 2015
	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning non-vested service-based share units outstanding	247	$112.89
Granted	135	$153.99
Vested	(91)	$99.54
Forfeited	(8)	$126.13
Ending non-vested service-based share units outstanding	283	$136.48	1.2	$53.9

The weighted average fair value per share at the date of grant for service-based restricted share units granted during the year was $153.99 for fiscal year 2015, $133.08 for fiscal year 2014, and $109.20 for fiscal year 2013. The total fair value of service-based restricted share units that vested during the year was $9.1 million for fiscal year 2015, $6.8 million for fiscal year 2014, and $5.7 million for fiscal year 2013.

Perrigo Company plc - Item 8
Note 10

Non-Vested Performance-Based Restricted Share Units

A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Fiscal Year Ended June 27, 2015
	Number of Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Beginning non-vested performance-based share units outstanding	182	$109.63
Granted	106	$150.14
Vested	(56)	$91.14
Forfeited	(3)	$126.96
Ending non-vested performance-based share units outstanding	229	$129.77	1.38	$43.6

The weighted-average fair value per share at the date of grant for performance-based restricted share units granted during the year was $150.14 for fiscal year 2015, $119.85 for fiscal year 2014, and $108.6 for fiscal year 2013. The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The total fair value of performance-based restricted share units that vested during the year was $5.1 million for fiscal year 2015, $4.6 million for fiscal year 2014, and $5.0 million for fiscal year 2013.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in our AOCI balances, net of tax, for fiscal years 2015 and 2014 were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at June 29, 2013	$(4.5)	$80.6	$—	$0.9	$77.0
OCI before reclassifications	(18.2)	83.8	(4.3)	(12.0)	49.3
Amounts reclassified from AOCI	6.6	—	6.7	—	13.3
Other comprehensive income (loss)	(11.6)	83.8	2.4	(12.0)	62.6
Balance at June 28, 2014	(16.1)	164.4	2.4	(11.1)	139.6
OCI before reclassifications	(15.1)	(33.5)	(5.4)	1.9	(52.1)
Amounts reclassified from AOCI	14.9	—	—	—	14.9
Other comprehensive income (loss)	(0.2)	(33.5)	(5.4)	1.9	(37.2)
Balance at June 27, 2015	$(16.3)	$130.9	$(3.0)	$(9.2)	$102.4

Perrigo Company plc - Item 8
Note 12

NOTE 12 – INCOME TAXES

Pre-tax income and the provision for income taxes from continuing operations are summarized as follows (in millions):

	Fiscal Year
	2015	2014	2013
Pre-tax income (loss):
Ireland	(821.2)	(369.3)	—
Other	1,069.2	641.9	607.7
Total	248.0	272.6	607.7
Provision for income taxes:
Current:
Ireland	(2.0)	2.2	—
United States - Federal	77.0	44.0	125.0
United States - State	6.9	9.3	10.7
Other Foreign	54.1	49.1	24.3
Subtotal	136.0	104.6	160.1
Deferred (credit):
Ireland	7.5	(24.2)	—
United States - Federal	(17.5)	7.8	16.6
United States - State	(0.8)	(5.8)	—
Other Foreign	(5.2)	(15.1)	(10.9)
Subtotal	(16.0)	(37.3)	5.7
Total	120.0	67.3	165.8

A reconciliation of the provision based on the Federal statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year
	2015	2014	2013

Provision at statutory rate	12.5%	12.5%	35.0%
Ireland tax on non-trading differences	(10.3)	2.8	—
Expenses not deductible for tax purposes/ deductions not expensed for book, net	15.5	12.1	(0.6)
U.S. Operations:
State income taxes, net of federal benefit	(1.0)	(0.2)	1.1
Foreign tax credit	—	0.2	(0.1)
Research and development credit	(0.8)	(0.5)	(0.5)
Other	5.6	(0.8)	(1.0)
Other foreign differences (earnings taxed at other than applicable statutory rate)	(16.6)	(16.0)	(8.7)
Worldwide operations:
Valuation allowance changes	25.0	2.9	—
Audit impacts	—	—	(1.2)
Change in unrecognized taxes	18.5	15.0	3.3
Rate change impacts	—	(3.3)	—
Effective income tax rate	48.4%	24.7%	27.3%

We have provided a provision for income taxes through opening balance sheet accounting on a portion of pre-acquisition earnings of the Omega group of companies. No further provision has been made for income taxes

Perrigo Company plc - Item 8
Note 12

on remaining undistributed earnings of foreign subsidiaries, of approximately $3.4 billion at June 27, 2015, since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. Due to the number of legal entities and taxing jurisdictions involved and the complexity of the legal entity structure, the complexity of tax laws in the various jurisdictions, including, but not limited to the rules pertaining to the utilization of foreign tax credits in the U.S. and the impact of income projections to calculations, we believe it is not practicable to estimate, within any reasonable range, the additional income taxes may be payable on the remittance of such undistributed earnings.

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) was as follows:

	Fiscal Year
	2015	2014
Deferred income tax asset (liability):
Depreciation and amortization	$(1,889.0)	$(982.6)
Inventory basis differences	30.2	43.9
Accrued liabilities	67.2	84.3
Allowance for doubtful accounts	0.9	0.9
Research and development	62.8	3.7
Loss carryforwards	502.4	300.4
Share-based compensation	14.3	14.3
Foreign tax credit	10.6	10.6
Federal benefit of unrecognized tax positions	26.3	20.7
Other, net	29.7	59.6
Subtotal	(1,144.6)	(444.2)
Valuation allowance for loss and credit carryforwards	(519.2)	(198.4)
Net deferred income tax asset (liability):	$(1,663.8)	$(642.6)

The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	June 27, 2015	June 28, 2014
Assets	$161.9	$86.4
Liabilities	(1,825.7)	(729.0)
Net deferred income tax (liability) asset	$(1,663.8)	$(642.6)

At June 27, 2015, we had gross carryforwards as follows: worldwide federal net operating losses, excluding U.S. states, of $2.9 billion, U.S. state net operating losses of $459.0 million, worldwide federal capital losses of $29.4 million, U.S. state credits of $1.5 billion and U.S. federal credits of $269.1 million. At June 27, 2015, gross valuation allowances had been provided for worldwide federal net operating loss carryforwards, excluding U.S. states, in the amount of $2.4 billion, $416.0 million for U.S. state net operating loss carryforwards, $29.4 million for worldwide federal capital loss carryforwards, $1.5 billion for U.S. state credit carryforwards and $198.2 million for U.S. federal credit carryforward as utilization of such carryforwards within the applicable statutory periods is uncertain. The U.S. federal net operating loss carryforwards expire through 2035, U.S. capital loss carryforward expires through 2017 and U.S. federal credit carryforwards of $37.2 million and $167.8 million expire through 2025 and through 2027, respectively, with the remaining U.S. credits having no expiration. U.S. state net operating loss carryforwards expire through 2035, and U.S. state credit carryforwards expire through 2030. Of the non-U.S. net operating loss carryforwards, $4.4 million, $32.0 million, $0.1 million, $1.2 million and $4.5 million expire through 2017, 2020, 2022, 2023, and 2025, respectively, while the remaining amounts of non U.S. net operating loss carryforwards and non-U.S. capital loss carryforwards have no expiration. The valuation allowances for these net operating loss carryforwards are adjusted annually, as necessary. After application of the valuation allowances described above, we anticipate no limitations will apply with respect to the realization of our net deferred income tax assets.

Perrigo Company plc - Item 8
Note 12

The following table summarizes the activity related to amounts recorded for uncertain tax positions, excluding interest and penalties, for the years ended June 27, 2015 and June 28, 2014 (in millions):

Unrecognized Tax Benefits
Balance at June 29, 2013	$110.1
Additions:
Positions related to the current year	28.8
Positions related to prior years	22.7
Reductions:
Positions related to the current year	—
Positions related to prior years	—
Settlements with taxing authorities	—
Lapse of statutes of limitation	(1.5)
Balance at June 28, 2014	160.1
Additions:
Positions related to the current year	38.9
Positions related to prior years	122.7
Reductions:
Positions related to the current year	—
Positions related to prior years	—
Settlements with taxing authorities	(1.4)
Lapse of statutes of limitation	(1.7)
Balance at June 27, 2015	$318.6

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $65.7 million and $45.3 million as of June 27, 2015 and June 28, 2014, respectively.

The total liability for uncertain tax positions was $384.3 million and $205.4 million as of June 27, 2015 and June 28, 2014, respectively, after considering the federal tax benefit of certain state and local items, of which $217.6 million and $170.2 million, respectively, would impact the effective tax rate in future periods, if recognized. This increase is due primarily to acquisitions and the current year impact related to prior year positions.

We file income tax returns in numerous jurisdictions and are therefore subject to audits by tax authorities. Our primary income tax jurisdictions are Ireland, the U.S., Israel, Belgium, France, and the United Kingdom.

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit and any related litigation could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

The IRS audit of fiscal years 2009 and 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million, inclusive of interest in November, 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same fiscal 2009 and 2010 audit. The statutory notice asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the notice of deficiency. In January 2015, we paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court, and in June 2015, we filed a request for a refund. In the event that the IRS denies our request for a refund, we intend to contest the IRS’s asserted positions in U.S. Federal court. The payment was recorded in the third fiscal quarter as a deferred charge

Perrigo Company plc - Item 8
Note 12

on the balance sheet given our anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on our consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, we cannot predict the outcome of any audit or related litigation.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of June 27, 2015. During the next 12 months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $2.0 million to $15.0 million.

Tax Rate Changes and Exemptions in Israel

Prior to fiscal year 2011, certain of our Israel subsidiaries had been granted Privileged Enterprise status under the Law for the Encouragement of Capital Investments (1959). Income derived from such entities was entitled to various tax benefits beginning in the year the subsidiary first generated taxable income. These benefits applied to an entity depending on certain elections.

These benefits were generally granted with the understanding that cash dividends would not be distributed from the affected income. Should dividends be distributed out of tax exempt income, the subsidiary would be required to pay a 10% to 25% tax on the distribution. We do not currently intend to cause distribution of a dividend, which would involve additional tax liability in the foreseeable future; therefore, no provision has been made for such tax on post-acquisition earnings.

In fiscal year 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. This legislation was rescinded as announced in the Official Gazette on August 5, 2013. The new legislation enacted a 9% rate for certain qualifying entities that elect to be taxed under the new legislation. We have two entities that had previously elected the new tax legislation for years after fiscal 2011. For all other entities that do not qualify for this reduced rate, the tax rate has been increased from 25% to 26.5%. These rates were applicable to us as of June 30, 2013.

In addition to the above benefits, we periodically apply for grants from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade to assist us with development projects. The receipt of these grants subjects us to certain restrictions and pre-approval requirements, which may be conditioned by additional royalty payments with rights to transfer intellectual property and/or production abroad. All affected subsidiaries are currently in compliance with these conditions.

NOTE 13 – POST EMPLOYMENT PLANS

Defined Contribution Plans

We have a qualified profit-sharing and investment plan under Section 401(k) of the IRS, which covers substantially all U.S. employees. Our contributions to the plan include an annual nondiscretionary contribution of 3% of an employee's eligible compensation and a discretionary contribution at the option of the Board of Directors. Additionally, we match a portion of employees' contributions. Our contributions to the plan were $24.6 million, $25.6 million, and $23.0 million in fiscal years 2015, 2014, and 2013, respectively.

We also have a defined contribution plan that covers Ireland employees. We contribute up to 18% of each participating employee’s annual eligible salary on a monthly basis. In connection with matching contributions under the Irish defined contribution plan, we recorded $0.7 million and $0.5 million of expense in fiscal year 2015 and from December 18, 2013 to June 28, 2014, respectively.

Perrigo Company plc - Item 8
Note 13

For the defined contribution plans associated with the Omega acquisition, we pay contributions to pension insurance plans. From March 30, 2015 to June 27, 2015, we recorded $0.6 million in connection with matching contributions to the defined contribution plans.

Pension and Postretirement Healthcare Benefit Plans

We assumed the liability of two defined benefit plans (staff and executive plan) for employees based in Ireland with the Elan acquisition in 2013. These plans were closed to new entrants from March 31, 2009, and a defined contribution plan was established for employees in Ireland hired after this date. In January 2013, Elan ceased the future accrual of benefits to the active members of the defined benefit pension plans. Active members became deferred members of the defined benefit plans on January 31, 2013 and became members of the defined contribution plan on February 1, 2013.

As of March 11, 2015, both plans (staff and executive plan) were merged and all plan assets and liabilities were transferred from the executive scheme to the staff scheme as a result of a plan combination. The value of plan assets and liabilities transferred were derived by reference to market conditions and assumptions as at March 11, 2015.

In general, upon retirement, eligible Ireland employees in the staff plan are entitled to a pension calculated at 1/60th (1/52nd for the executive plan) of their final salary for each year of service, subject to a maximum of 40 years. The investments of the plans at June 27, 2015 consisted of units held in independently administered funds.

In connection with the Omega acquisition, we also assumed the liability of a number of defined benefit plans as well as a postretirement healthcare plan. The defined benefit plans cover employees based primarily in the Netherlands, Germany, France, and Norway. Omega companies operate various pension plans across each country.

Finally, we provide certain healthcare benefits to eligible U.S. employees and their dependents who meet certain age and service requirements when they retire. Generally, benefits are provided to eligible retirees after age 65 and to their dependents. Increases in our contribution for benefits are limited to increases in the Consumer Price Index. Additional healthcare cost increases are paid through participant contributions. We accrue the expected costs of such benefits during a portion of the employees’ years of service. The plan is not funded. Under current plan provisions, the plan is not eligible for any U.S. federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy.

Perrigo Company plc - Item 8
Note 13

The change in the projected benefit obligation and plan assets at June 27, 2015 and June 28, 2014 consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Fiscal Year
	2015 *	2014 **	2015 *	2014
Projected benefit obligation at beginning of period	$89.0	$—	$4.6	$3.9
Acquisitions	70.4	84.4	1.0	—
Service costs	0.9	—	0.3	0.5
Interest cost	2.4	1.4	0.2	0.3
Actuarial loss	(6.8)	12.1	—	—
Benefits paid	(0.9)	(0.2)	(0.1)	(0.1)
Settlements	—	(8.0)	—	—
Foreign currency translation	(14.7)	(0.7)	—	—
Benefit obligation at end of period	$140.3	$89.0	$6.0	$4.6
Fair value of plan assets at beginning of period	99.6	—	—	—
Acquisitions	49.9	107.3	—	—
Actual return on plan assets	(1.0)	5.4	—	—
Benefits paid	(0.1)	(0.2)	—	—
Settlements	—	(12.1)	—	—
Employer contributions	2.4	—	—	—
Foreign currency translation	(17.5)	(0.8)	—	—
Fair value of plan assets at end of period	$133.3	$99.6	$—	$—
Funded (unfunded) status recognized in other assets	$(7.0)	$10.6	$(6.0)	$(4.6)

*	Includes Omega activity from March 30, 2015 to June 27, 2015.

**	Includes Elan activity from December 18, 2013 to June 28, 2014.

Total defined benefit pension asset of $12.8 million is recorded in Other Assets and total defined benefit pension liability of $19.8 million is recorded in Other long term liabilities. The total accumulated benefit obligation for the defined benefit pension plans was $136.6 million and $89.0 million at June 27, 2015 and June 28, 2014, respectively. As of June 27, 2015 and June 28, 2014, the unamortized net actuarial loss in AOCI for defined benefit pension was $9.2 million and $11.9 million, respectively. The estimated amount to be recognized from AOCI into net periodic cost during the next twelve months is $0.8 million.

Total other benefits liability of $6.0 million is recorded in Other long term liabilities. The unfunded accumulated projected benefit obligation related to other benefits was $6.0 million and $4.6 million at June 27, 2015 and June 28, 2014, respectively. As of June 27, 2015 and June 28, 2014, an unrecognized actuarial gain of $0.1 million was included in OCI, net of tax.

Perrigo Company plc - Item 8
Note 13

At June 27, 2015, the total estimated future benefit payments to be paid by the plans for the next five years was approximately $6.5 million for pension benefits and $1.0 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
< 1 year	$0.8	$0.1
1 - 2 years	1.1	0.2
3 - 4 years	1.2	0.2
4 - 5 years	1.5	0.2
5 - 6 years	1.9	0.3
> 6 years	13.4	1.8

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at June 27, 2015, including the expected future employee service. We expect to contribute $2.0 million to the defined benefit plans within the next year.

Net periodic pension cost for fiscal years 2015 and 2014 consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Fiscal Year
	2015 *	2014 **	2015 *	2014
Service cost	$0.9	$—	$0.3	$0.5
Interest cost	2.4	1.4	0.2	0.3
Expected return on plan assets	(2.7)	(1.9)	—	0.6
Net actuarial loss	1.0	0.7	0.1
Net periodic pension cost	$1.6	$0.2	$0.6	$1.4

*	Includes Omega activity from March 30, 2015 to June 27, 2015.

**	Includes Elan activity from December 18, 2013 to June 28, 2014.

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation as of June 27, 2015 and June 28, 2014 were:

	Pension Benefits		Other Benefits
	Fiscal Year
	2015 *	2014 **	2015 *	2014
Discount rate	2.11%	2.90%	4.25%	4.25%
Inflation	1.93%	2.00%
Expected return on assets	2.85%	2.92%

*	Includes Omega activity from March 30, 2015 to June 27, 2015.

**	Includes Elan activity from December 18, 2013 to June 28, 2014.

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high-quality corporate bonds, having regard to the duration of the plan's liabilities.

Perrigo Company plc - Item 8
Note 13

As of June 27, 2015, the expected weighted-average long-term rate of return on assets of 2.85% was calculated based on the assumptions of the following returns for each asset class:

Equities	5.8%
Bonds	1.2%
Absolute return fund	3.5%
Insurance contracts	2.3%
Property	4.8%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

As of June 27, 2015, the current long-term asset allocation ranges of the trusts are as follows:

Equities	10% - 20%
Bonds	30% - 40%
Absolute return	20% - 30%
Insurance contracts	20% - 30%
Property	0% - 10%
Other	0% - 10%

The purpose of the pension funds is to provide a flow of income for members in retirement. A flow of income delivered through fixed interest bonds provides a costly but close match to this objective. Equities are held within the portfolio as a means of reducing this cost, but holding equities creates a strategic risk because they give a very different pattern of return. Property investments are held to help diversify the portfolio. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and investment portfolio reviews.

The following table sets forth the fair value of the pension plan assets, as of June 27, 2015 (in millions):

	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$16.7	$—	$—	$16.7
Bonds	49.7	—	—	49.7
Absolute return fund	34.8	—	—	34.8
Insurance contracts	—	—	31.5	31.5
Property	—	—	0.4	0.4
Other	0.2	—	—	0.2
Total	$101.4	$—	$31.9	$133.3

Perrigo Company plc - Item 8
Note 13

The following table sets forth the fair value of the pension plan assets, as of June 28, 2014 (in millions):

	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$20.8	$—	$—	$20.8
Bonds	48.3	—	—	48.3
Property	—	—	0.8	0.8
Other	0.1	—	—	0.1
Absolute return fund	29.6	—	—	29.6
Total	$98.8	$—	$0.8	$99.6

For a discussion of the fair value levels and the valuation methodologies used to measure equities, bonds, and the absolute return fund, see Note 5.

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis for fiscal years 2015 and 2014 (in millions):

	Fiscal Year
	2015 *	2014 **
Level 3 assets held at beginning of year	$0.8	$—
Acquisitions	31.5	0.7
Unrealized gains	(0.4)	0.1
Level 3 assets held at end of year	$31.9	$0.8

*	Includes Omega activity from March 30, 2015 to June 27, 2015.

**	Includes Elan activity from December 18, 2013 to June 28, 2014.

All properties in the fund are valued by independent valuation experts by forecasting the returns of the market at regular intervals. The inputs to the forecasts include gross national product growth, interest rates and inflation.

The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

Deferred Compensation Plans

We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $32.7 million and $28.0 million at June 27, 2015 and June 28, 2014, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $32.3 million and $28.1 million at June 27, 2015 and June 28, 2014, respectively, was recorded in Other non-current liabilities.

Perrigo Company plc - Item 8
Note 13

Israeli Post Employment Benefits

Israeli labor laws and agreements require us to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. Our Israeli subsidiaries also provide retirement bonuses to certain managerial employees. We make regular deposits to retirement funds and purchase insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. The liability related to these post employment benefits, which is recorded in Other non-current liabilities, was $21.3 million and $24.0 million at June 27, 2015 and June 28, 2014, respectively. We funded $17.3 million and $19.3 million of this amount, which is recorded in Other non-current assets, as of June 27, 2015 and June 28, 2014, respectively. Our contributions to the above plans were $1.0 million, $0.4 million, and $0.9 million for fiscal years 2015, 2014, and 2013, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through calendar 2024. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows (in millions):

Due	Amount
< 1 year	$45.6
1-2 years	37.7
2-3 years	32.3
3-4 years	21.2
5-6 years	15.4
> 6 years	20.3

Rent expense under all leases was $39.2 million, $34.5 million, and $27.6 million for fiscal years 2015, 2014, and 2013, respectively.

At June 27, 2015 we had non-cancelable purchase obligations totaling $429.9 million consisting of contractual commitments to purchase materials and services to support operations. The obligations are expected to be paid within one year.

In addition to the discussions below, we have pending certain other legal actions and claims incurred in the normal course of business. We record accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of June 27, 2015, we have determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. We have accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development. Other than what is disclosed below, we consider the litigation matters to be immaterial individually and in the aggregate.

Texas Medicaid

In June 2013, we received notices from the Office of the Attorney General for the State of Texas, of civil investigative demands to two of our affiliates, Perrigo Pharmaceuticals Company and Paddock Laboratories, LLC, for information under the Texas Medicaid Fraud Prevention Act relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. We have cooperated with requests for information and are in the process of evaluating this and other information. While we do not know the full extent of our potential liability at this time and intend to vigorously defend against any claims, we could be subject to material penalties and damages. We established a contingency loss accrual of $15.0 million to cover potential settlement or other outcomes. Due to changes in circumstances, during the third quarter of fiscal year 2015, we accrued an additional $9.0 million. In addition, we recorded a receivable of $7.0 million representing the amount we expect to collect from the previous

Perrigo Company plc - Item 8
Note 14

owners of Paddock Laboratories, LLC. We cannot predict whether we will obtain a settlement on terms we deem acceptable, or whether a settlement or potential liability for these claims will be higher than the amount recorded.

Eltroxin

During October and November 2011, nine applications to certify a class action lawsuit were filed in various courts in Israel related to Eltroxin, a prescription thyroid medication manufactured by a third party and distributed in Israel by Perrigo Israel Agencies Ltd. The respondents include Perrigo Israel Pharmaceuticals Ltd. and/or Perrigo Israel Agencies Ltd., the manufacturers of the product, and various healthcare providers who provide healthcare services as part of the compulsory healthcare system in Israel.
One of the applications was dismissed and the remaining eight applications were consolidated into one application. The applications arose from the 2011 launch of a reformulated version of Eltroxin in Israel. The consolidated application generally alleges that the respondents (a) failed to timely inform patients, pharmacists and physicians about the change in the formulation; and (b) failed to inform physicians about the need to monitor patients taking the new formulation in order to confirm patients were receiving the appropriate dose of the drug. As a result, claimants allege they incurred the following damages: (a) purchases of product that otherwise would not have been made by patients had they been aware of the reformulation; (b) adverse events to some patients resulting from an imbalance of thyroid functions that could have been avoided; and (c) harm resulting from the patients' lack of informed consent prior to the use of the reformulation.
Several hearings on whether or not to certify the consolidated application took place in December 2013 and January 2014. On May 17, 2015, the District Court certified the motion against Perrigo Israel Agencies Ltd. and dismissed it against the remaining respondents, including Perrigo Israel Pharmaceuticals Ltd.
On June 16, 2015, Perrigo submitted a motion for permission to appeal the decision to certify to the Israeli Supreme Court together with a motion to stay the proceedings of the class action until the motion for permission to appeal is adjudicated. The decision whether to allow Perrigo to file an appeal has been transferred to a panel of three justices. Other than requiring Perrigo to file its statement of defense to the underlying proceedings, the underlying proceedings have been stayed pending a decision on the motion to appeal.
At this stage, we cannot reasonably predict the outcome or the liability, if any, associated with these claims.

Neot Hovav

In March and June of 2007, lawsuits were filed by three separate groups against both the State of Israel and the Council of Neot Hovav in connection with waste disposal and pollution from several companies, including ours, that have operations in the Neot Hovav region of Israel. These lawsuits were subsequently consolidated into a single proceeding in the District Court of Beer-Sheva. The Council of Neot Hovav, in June 2008, and the State of Israel, in November 2008, asserted third-party claims against several companies, including ours. The pleadings allege a variety of personal injuries arising out of the alleged environmental pollution. Neither the plaintiffs nor the third-party claimants were required to specify a maximum amount of damages, but the pleadings alleged damages in excess of $72.5 million, subject to foreign currency fluctuations between the Israeli shekel and the U.S. dollar. On January 9, 2013, the District Court of Beer-Sheva ruled in our favor. On September 29, 2014, the Supreme Court of Israel affirmed the ruling of the District Court in our favor and as a result, the matter is now closed.

Tysabri® Product Liability Lawsuits

Perrigo Company plc and collaborator Biogen Idec are co-defendants in product liability lawsuits arising out of the occurrence of Progressive Multifocal Leukoencephalopathy ("PML"), a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®. Perrigo Company plc and Biogen Idec will each be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. While these lawsuits will be vigorously defended, management cannot predict how these cases will be resolved. Adverse results in one or more of these lawsuits could result in substantial judgments against us.

Perrigo Company plc - Item 8
Note 15

NOTE 15 – COLLABORATION AGREEMENTS AND OTHER CONTRACTUAL ARRANGEMENTS

We actively collaborate with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. These types of agreements are common in the pharmaceutical industry. We may choose to enter into these types of agreements to, among other things, leverage our or others’ scientific research and development expertise or utilize our extensive marketing and distribution resources. Terms of the various collaboration agreements may require us to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on the future sale, if any, of commercial products resulting from the collaboration. Milestone and up-front payments made are generally recorded in research and development expense if the payments relate to drug candidates that have not yet received regulatory approval. Milestone and up-front payments made related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as revenues, and royalties paid are generally reflected as cost of goods sold. We enter into a number of collaboration agreements in the ordinary course of business. Although we do not consider these arrangements to be material, the following is a brief description of notable agreements entered into during fiscal years 2015, 2014, and 2013.

Fiscal Year 2015

In May 2015, we entered into a development agreement wherein we transferred the ownership rights to two pharmaceutical products to a clinical stage development company to fund and conduct development activities for the products. We do not expect to incur any expense related to the development of either product. If the products are approved by the FDA, we will execute a buy-back agreement to purchase each product for a multiple of the development costs incurred. Based on the initial development budget for each product, the estimated purchase price for both products is approximately $78.0 million. If development costs exceed the initial budgeted amounts, the purchase price will increase but will not exceed approximately $105.0 million. If the products are approved by the FDA and we purchase the products, we estimate the acquisitions will occur in 2019 and 2020.

In May 2015, we entered into an agreement with a clinical stage biotechnology company for the development of two specialty pharmaceutical products. We paid $18.0 million for an option to acquire the two products after the completion of Phase 3 clinical trials for one of the products. The $18.0 million fee is reported in research and development expense. If we exercise the purchase option to acquire both products, we would expect to make contingent payments if we obtain regulatory approval and achieve certain sales milestones. The contingent milestone payments could total $30.0 million in aggregate. If we do not exercise the purchase option for the first product, we may elect to acquire only the second product and would be subject to potential milestone payments up to $17.5 million. We will also be obligated to make certain royalty payments over periods ranging from seven to ten years from the launch of each product.

In December 2014, we entered into a collaboration agreement with a clinical stage biotechnology company, pursuant to which the parties will collaborate in the ongoing development of a topical OTC drug product. We will provide assistance including non-clinical, clinical, and manufacturing activities in support of an NDA submission to the FDA. As part of the agreement, we paid $10.0 million for an exclusive option to purchase and license certain assets as specified in separate asset purchase and license agreements. The $10.0 million fee is reported in Research and development expense. If the product is successful in Phase 3 clinical trials, we are required to make an additional option payment of $5.0 million. If we exercise our purchase option, we will be required to pay a purchase price of $10.0 million as well as certain contingent milestone payments, which could total $50.0 million in aggregate.

Perrigo Company plc - Item 8
Note 15

Fiscal Year 2014

As a result of the Elan acquisition, we acquired a collaborative arrangement with Transition related to the joint development and commercialization of ELND005 (Scyllo-inositol). During the third quarter of fiscal year 2014, we announced that we had entered into an agreement with Transition to progress the clinical development of ELND005 in a number of important indications including Alzheimer's disease, bipolar disorder and Down syndrome. As part of the agreement, Transition acquired all of the shares of a wholly owned, indirect Irish subsidiary of Perrigo Company plc, which had previously been responsible for carrying out all development activities associated with ELND005. Upon closing on February 28, 2014, Transition is solely responsible for all ongoing development activities and costs associated with ELND005. We are eligible to receive milestone payments ranging from $10.0 million to $15.0 million should ELND005 achieve approval of the ANDA as well as specific worldwide net sales hurdles. If a product were to be commercialized, we would be entitled to receive a royalty of 6.5% of net sales for the life of the product.

Fiscal Year 2013

    In November 2012, we entered into a joint development agreement with another generic pharmaceutical company pursuant to which we are to provide research and development and future manufacturing services for a generic version of a specified prescription pharmaceutical. We are entitled to receive various milestone payments throughout the development period, which will be recognized in accordance with the milestone method. During fiscal year 2013, we recognized revenue of $0.8 million upon completion of a milestone under this agreement. We are entitled to receive additional individual milestone payments ranging from $0.5 million to $2.0 million for achieving other specified milestones, including but not limited to completion of bioequivalence studies, FDA acceptance of the ANDA, and FDA approval of the ANDA. If the product is approved, we may receive combined total milestone payments ranging from $3.8 million to $5.5 million depending upon various market conditions at the time of generic market formation. Also in accordance with the agreement, the parties will share in development costs and future profits associated with the manufacture and sale of the generic prescription pharmaceutical product.

Additional future milestone payments and receipts related to agreements not specifically discussed above are not material.

NOTE 16 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies, typically in connection with business acquisitions. The following reflects our restructuring activity for fiscal years 2015, 2014, and 2013 (in millions):

Balance at June 30, 2012	$1.7
Additional charges	2.9
Payments	(1.7)
Balance at June 29, 2013	2.9
Additional charges	47.0
Payments	(28.7)
Non-cash adjustments	(4.8)
Balance at June 28, 2014	16.4
Additional charges	5.1
Payments	(18.5)
Non-cash adjustments	(1.4)
Balance at June 27, 2015	$1.6

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges during fiscal year 2014 were due primarily to Elan. There were no other material restructuring programs in any of the years

Perrigo Company plc - Item 8
Note 16

presented, and the remaining charges did not materially impact any one reportable segment. All charges are shown in restructuring expense on our Consolidated Statements of Operations. All of the remaining liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining liability for lease exit costs will be incurred over the remaining terms of the applicable leases. Asset impairments are non-cash charges recorded when the carrying amount of a discontinued fixed asset exceeds its fair value.

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

As discussed in Note 1, in conjunction with the Omega acquisition, we changed our reporting segments to better align with our new organizational structure. This structure is consistent with the way our chief operating decision maker makes operating decisions, allocates resources and manages the growth and profitability of the business. Operating segments with similar economic characteristics, including long-term profitability, nature of the products sold and production processes, distribution methods, and classes of customers, are aggregated as reportable segments.

We generated third-party net sales in the following geographic locations(1) during each of the fiscal years presented (in millions):

	2015	2014	2013
Ireland	$344.0	$146.7	$—
U.S.	3,303.6	3,291.6	2,978.1
Europe	613.6	217.2	164.0
All other countries (2)	342.7	405.3	397.7
	$4,603.9	$4,060.8	$3,539.8

(1)    We attribute net sales to countries based on sales location.
(2)    Includes sales generated primarily in Israel, Mexico, Australia, and Canada.

The net book value of property and equipment at June 27, 2015 and June 28, 2014 was as follows (in millions):

	June 27, 2015	June 28, 2014
Ireland	$1.4	$2.0
U.S.	558.6	530.7
Europe	153.8	31.7
Israel	119.8	119.6
All other countries	98.8	95.9
	$932.4	$779.9

Sales to Walmart accounted for 15% of consolidated net sales in fiscal year 2015 and 19% in both fiscal year 2014 and fiscal year 2013. Sales to Walmart are reported primarily in our CHC segment.

Perrigo Company plc - Item 8
Note 17

Below is a summary of our results by reporting segment for fiscal years 2015, 2014, and 2013. Prior periods have been restated to conform to our new reporting segments (in millions).

	CHC	BCH (1)	Rx Pharmaceut-icals	Specialty Sciences (2)	Other	Unallocated expenses	Total (3)
Fiscal Year 2015
Net sales	$2,750.0	$401.1	$1,001.1	$344.0	$107.7	$—	$4,603.9
Operating income (loss)	$405.6	$26.6	$373.9	$36.3	$26.8	$(121.5)	$747.7
Operating income %	14.7%	6.6%	37.3%	10.6%	24.9%	—%	16.2%
Total assets	$4,381.6	$6,441.1	$2,667.9	$5,979.0	$251.0	$—	$19,720.6
Capital expenditures	$80.5	$3.6	$42.9	$0.5	$6.4	$3.1	$137.0
Property and equip, net	$600.0	$122.5	$124.1	$—	$85.8	$—	$932.4
Depreciation/amortization	$123.2	$38.3	$85.1	$291.6	$10.6	$—	$548.8

Fiscal Year 2014
Net sales	$2,849.4	$—	$927.1	$146.7	$137.6	$—	$4,060.8
Operating income (loss)	$413.1	$—	$349.8	$(68.6)	$46.1	$(173.4)	$567.0
Operating income (loss) %	14.5%	—%	37.7%	(46.7)%	33.5%	—%	14.0%
Total assets	$4,931.0	$—	$2,537.2	$6,096.6	$288.0	$—	$13,852.8
Capital expenditures	$128.3	$—	$32.9	$—	$10.4	$—	$171.6
Property and equip, net	$577.3	$—	$104.8	$2.1	$95.7	$—	$779.9
Depreciation/amortization	$106.6	$—	$86.5	154.4	$11.4	$—	$358.9

Fiscal Year 2013
Net sales	$2,671.0	$—	$709.5	—	$159.3	$—	$3,539.8
Operating income (loss)	$401.8	$—	$263.2	—	$48.9	$(34.7)	$679.1
Operating income %	15.0%	—%	37.1%	—%	30.7%	—%	19.2%
Total assets	$3,447.5	$—	$1,604.9	—	$284.5	$—	$5,336.9
Capital expenditures	$97.1	$—	$17.7	—	$17.3	$—	$132.2
Property and equip, net	$508.0	$—	$80.8	—	$92.7	$—	$681.4
Depreciation/amortization	$96.1	$—	$54.9	—	$9.1	$—	$160.2

(1)    BCH only includes activity from March 30, 2015 to June 27, 2015.
(2)    Specialty Sciences only includes activity from December 18, 2013 to June 28, 2014 for fiscal year 2014.
(3)     Amounts may not cross-foot due to rounding.

Perrigo Company plc - Item 8
Note 17

The following is a summary of our net sales by category by fiscal year (in millions):

	2015	2014	2013
CHC
Cough/Cold/Allergy/Sinus (1)	$486.2	$510.1	$500.6
Analgesics (1)	441.7	504.0	536.0
Gastrointestinal (1)	395.3	400.1	388.8
Infant nutritionals	383.9	374.8	350.1
Smoking cessation	299.4	236.8	193.2
Vitamins, minerals and dietary supplements	185.6	176.9	158.3
Animal health	156.9	178.0	123.2
Other CHC (1), (2)	335.9	468.7	420.9
Total CHC	2,684.9	2,849.4	2,671.1
BCH branded OTC products	401.2	—	—
Generic prescription drugs	1,066.1	927.1	709.5
Tysabri® royalties	344.0	146.7	—
Active pharmaceutical ingredients	107.7	137.6	159.3
Total net sales	$4,603.9	$4,060.8	$3,539.8

(1)    Includes sales from our OTC contract manufacturing business.

(2)
Consists primarily of feminine hygiene, diabetes care, dermatological care, diagnostic products, and other miscellaneous or otherwise uncategorized product lines and markets none of which is greater than 10% of the CHC segment.

NOTE 18 – QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of our last eight fiscal quarters. The information below has been prepared on a basis consistent with our audited consolidated financial statements (in millions, except per share amounts).

Fiscal Year 2015	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter (5)
Net sales	$951.5	$1,071.7	$1,049.1	$1,531.6
Gross profit	$321.8	$383.8	$378.8	$628.1
Net income (loss)	$96.3	$70.2	$(94.9)	$56.4
Earnings (loss) per share(1):
Basic	$0.72	$0.52	$(0.67)	$0.39
Diluted	$0.72	$0.51	$(0.67)	$0.38
Weighted average shares outstanding
Basic	133.9	136.3	140.8	146.3
Diluted	134.4	136.8	140.8	146.8

(1)    The sum of individual per share amounts may not equal due to rounding.

(2)	Includes acquisition costs of $1.1 million, restructuring charges of $1.7 million, equity method investment losses of $3.1 million, and a $1.2 million investment distribution.

(3)
Includes restructuring charges of $2.4 million, an R&D payment made in connection with a collaborative agreement of $10.0 million, Omega transaction expenses of $17.8 million, losses on derivatives associated with the Omega acquisition of $64.7 million, equity method investment losses of $3.0 million, income from transfer of rights agreement of $12.5 million, and $9.6 million loss on extinguishment of debt.

(4)
Includes acquisition costs totaling $2.0 million, an increase in litigation accrual of $2.0 million, restructuring charges of $1.1 million, Omega financing fees of $18.6 million, and losses on derivatives associated with the Omega acquisition of $258.2 million.

(5)
Includes legal and consulting fees related to our defense against Mylan N.V. of $13.4 million, acquisition costs of $18.5 million, goodwill impairment of $6.8 million, losses on derivatives terminated with extinguishment of associated debt and associated with hedging the pending GSK acquisition of $5.5 million, losses on equity method investments of $3.5 million, an inventory step up related to the Omega acquisition totaling $15.6 million, and an initial payment made in connection with an R&D agreement of $18.0 million.

Perrigo Company plc - Item 8
Note 18

Fiscal Year 2014	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter (5)
Net sales	$933.4	$979.0	$1,004.2	$1,144.2
Gross profit	$356.3	$360.7	$315.0	$415.7
Net income (loss)	$111.4	$(86.0)	$48.1	$131.7
Earnings (loss) per share(1):
Basic	$1.18	$(0.87)	$0.36	$0.98
Diluted	$1.18	$(0.87)	$0.36	$0.98
Weighted average shares outstanding
Basic	94.2	98.7	133.7	133.8
Diluted	94.7	98.7	134.3	134.3

(1)	The sum of individual per share amounts may not equal due to rounding.

(2)	Includes Elan transactions costs of $12.0 million, litigation settlement of $2.5 million, and acquisition costs of $1.9 million.

(3)
Includes loss on extinguishment of debt of $165.8 million, Elan transaction costs of $103.2 million, restructuring charges totaling $14.9 million, write-off of contingent consideration of $4.9 million related to Fera, and write-off of IPR&D totaling $6.0 million related to Paddock and Rosemont.

(4)	Includes restructuring charges totaling $19.5 million, write-up of contingent consideration of $5.8 million related to Fera, and $3.2 million of Elan transaction costs.

(5)	Includes restructuring charges totaling $10.5 million and a loss contingency of $15.0 million related to Texas Medicaid.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 27, 2015, our management, including its Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

(b)Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of its internal control as part of this Form 10-K. The independent registered public accounting firm of Ernst & Young LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in this Form 10-K under the captions entitled "Management’s Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

In connection with the evaluation by our management, including its Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended June 27, 2015 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below:

Perrigo Company plc - Item 9A

Changes in Internal Control Over Financial Reporting

We acquired Omega Pharma Invest N.V. ("Omega") and Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps") during the the fourth quarter of fiscal year 2015 (see Item 8. Note 2 for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Omega, and Gelcaps from its evaluation of internal control over financial reporting as of June 27, 2015, other than goodwill and intangible asset controls that have been incorporated into our existing control environment. We are in the process of documenting and testing Omega's, and Gelcap's internal controls over financial reporting. We will incorporate Omega, and Gelcaps into our annual report on internal control over financial reporting for our six-month transition period ending December 31, 2015. As of June 27, 2015, assets excluded from management's assessment totaled $1,049.2 million and contributed $407.9 million of net sales and $27.1 million of operating income to our consolidated financial statements for the fiscal year ended June 27, 2015.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Perrigo Company plc - Item 10

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)Directors of Perrigo Company plc.

This information is incorporated by reference to our Proxy Statement for the Fiscal 2015 Annual Meeting under the heading "Election of Directors" or will be included in an amendment to this annual report on Form 10-K.

(b)Executive Officers of Perrigo Company plc.

See Part I, Additional Item of this Form 10-K.

(c)Audit Committee Financial Expert.

This information is incorporated by reference to our Proxy Statement for the Fiscal 2015 Annual Meeting under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(d)Identification and Composition of the Audit Committee.

This information is incorporated by reference to our Proxy Statement for the Fiscal 2015 Annual Meeting under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(e)Compliance with Section 16(a) of the Exchange Act.

This information is incorporated by reference to our Proxy Statement for the Fiscal 2015 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" or will be included in an amendment to this annual report on Form 10-K.

(f)Code of Ethics.

This information is incorporated by reference to our Proxy Statement for the Fiscal 2015 Annual Meeting under the heading "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference to our Proxy Statement for the Fiscal 2015 Annual Meeting under the headings "Executive Compensation", "Compensation Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation" or will be included in an amendment to this annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to our Proxy Statement for the Fiscal 2015 Annual Meeting under the heading "Ownership of Perrigo Ordinary Shares". Information concerning equity compensation plans is incorporated by reference to our Proxy Statement for the Fiscal 2015 Annual Meeting under the heading "Equity Compensation Plan Information" or will be included in an amendment to this annual report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to our Proxy Statement for the Fiscal 2015 Annual Meeting under the heading "Certain Relationships and Related Party Transactions" and "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to our Proxy Statement for the Fiscal 2015 Annual Meeting under the heading "Ratification of Our Independent Registered Public Accounting Firm" or will be included in an amendment to this annual report on Form 10-K.

Perrigo Company plc - Item 15
Exhibits

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

3.    Exhibits:

2.1
Transaction Agreement, dated as of July 28, 2013, among Perrigo Company, Elan Corporation, plc, Perrigo Company plc, Habsont Limited and Leopard Company, incorporated by reference from Annex A to the joint proxy statement/prospectus included in our Registration Statement on Form S-4/A filed on October 8, 2013 (File No. 333-190859).

2.2
Part A of Appendix I to Rule 2.5 Announcement (Conditions to the Implementation of the Scheme and the Acquisition), incorporated by reference from Annex B to the joint proxy statement/prospectus included in our Registration Statement on Form S-4/A filed on October 8, 2013 (File No. 333-190859).

2.3
Asset Purchase Agreement, dated as of February 5, 2013, by and among Elan Pharma International Limited, Elan Pharmaceuticals, Inc. and Biogen Idec International Holding Ltd, incorporated by reference from Exhibit 4(c)(31) of Elan Corporation, plc’s Annual Report on Form 20-F for the fiscal year ended December 31, 2012 (File No. 001-13896).

2.4
Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V., incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 12, 2014.

2.5
Amendment Agreement dated March 27, 2015 to the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V., incorporated by reference from Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2015.

2.6
Assignment Letter dated March 17, 2015 regarding the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V., incorporated by reference from Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2015.

2.7
Closing Letter dated March 17, 2015 regarding the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V., incorporated by reference from Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2015.

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited), incorporated by reference from Exhibit 4.1 of our Registration Statement on Form S-8 filed December 19, 2013.

3.2
Amended and Restated Memorandum and Articles of Association of Perrigo Company plc (formerly known as Perrigo Company Limited), incorporated by reference from Exhibit 4.2 of our Registration Statement on Form S-8 filed December 19, 2013.

Perrigo Company plc - Item 15
Exhibits

4.1
Indenture dated as of November 8, 2013, among us, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed on November 12, 2013.

4.2
First Supplemental Indenture, dated December 18, 2013 to the Indenture dated as of November 8, 2013, among us, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed on December 19, 2013.

4.3
Registration Rights Agreement, dated as of November 14, 2004, between Perrigo Company and Moshe Arkin, incorporated by reference from Appendix H to Perrigo Company’s Proxy Statement/Prospectus included in Perrigo Company’s Registration Statement on Form S-4 filed on February 11, 2005 (No. 333-121574).

4.4
Base Indenture, dated as of May 16, 2013, between Perrigo Company and Wells Fargo Bank, National Association, as trustee, incorporated by reference from Exhibit 4.1 to Perrigo Company's Current Report on Form 8-K filed on May 16, 2013 (File No. 000-19725).

4.5
First Supplemental Indenture dated as of May 16, 2013, between Perrigo Company and Wells Fargo Bank, National Association, as trustee, incorporated by reference from Exhibit 4.2 to the Perrigo Company's Current Report on Form 8-K filed on May 16, 2013 (File No. 000-19725).

4.6
Base Indenture dated as of December 2, 2014, between Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee, incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 2014.

4.7
First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee, incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 2, 2014.

4.8
Form of 3.500% Senior Notes due 2021 (included as Exhibit A-1 to the First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee), incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 2, 2014.

4.9
Form of 3.900% Senior Notes due 2024 (included as Exhibit A-2 to the First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee), incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 2, 2014.

4.10
Form of 4.900% Senior Notes due 2044 (included as Exhibit A-3 to the First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee), incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 2, 2014.

4.11
Note Purchase Agreement, between Omega Pharma Invest N.V. and the Prudential Insurance Company of America, dated May 19, 2011, in connection with the issuance and sale of EUR 135,043,889 aggregate principal amount of Omega’s 5.1045% senior notes due 2023, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 3, 2015.

4.12
Prospectus, dated November 27, 2012, in connection with the public offering of Omega Pharma Invest N.V. of EUR 300,000,000 of 5.125% retail bonds due 2017, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 3, 2015.

4.13
Prospectus, dated April 23, 2012, in connection with the public offering of Omega Pharma Invest N.V. of EUR 180,000,000 of 4.500% retail bonds due 2017 and EUR 120,000,000 of 5.000% retail bonds due 2019, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 3, 2015.

Perrigo Company plc - Item 15
Exhibits

10.1
Senior Unsecured 364-Day Bridge Facility Commitment Letter by and among the Company, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and Barclays Bank PLC dated as of November 6, 2014, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 12, 2014.

10.2
Senior Unsecured Credit Facilities Commitment Letter by and among the Company, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and Barclays Bank PLC dated as of November 6, 2014, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on November 12, 2014.

10.3
Amendment to the Revolving Credit Agreement (dated September 6, 2013) by and among the Company, Barclays Bank PLC, HSBC Bank USA, N.A., and the other lenders party thereto, dated as of November 19, 2014, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 20, 2014.

10.4
Amendment to the Term Loan Credit Agreement by and among the Company, Barclays Bank PLC, HSBC Bank USA, N.A., and the other lenders party thereto, dated as of November 19, 2014, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 20, 2014.

10.5
Revolving Credit Agreement by and among Perrigo Finance plc, Perrigo Company plc, JP Morgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 9, 2014.

10.6
Term Loan Credit Agreement by and among Perrigo Finance plc, Perrigo Company plc, JP Morgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on December 9, 2014.

10.7
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

10.8
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

10.9*
Annual Incentive Plan, adopted November 4, 2008, incorporated by reference from Perrigo Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on October 1, 2008 (File No. 000-19725).

10.10*	Amendment No. 1 to Annual Incentive Plan, effective as of June 22, 2015 (filed herewith).

10.11*
2003 Long-Term Incentive Plan, effective October 29, 2003, as amended, incorporated by reference from the Appendix to Perrigo Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders filed on September 26, 2003 (File No. 000-19725).

10.12*
Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Current Report on Form 8-K filed on November 3, 2005 (File No. 000-19725).

10.13*
2003 Long-Term Incentive Plan, as amended as of February 7, 2007, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007 (File No. 000-19725).

10.14*	2008 Long-Term Incentive Plan, adopted November 4, 2008, incorporated by reference from Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q (No. 000-19725) filed on February 3, 2009.

Perrigo Company plc - Item 15
Exhibits

10.15*	2013 Long-Term Incentive Plan, incorporated by reference from Annex J of the Company’s Registration Statement on Form S-4, as amended, filed on October 8, 2013.

10.16*
Amendment No. 1 to the 2013 Long-Term Incentive Plan, dated as of January 29, 2014, incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014.

10.17*	Amendment No. 2 to 2013 Long-Term Incentive Plan, effective as of July 9, 2015 (filed herewith).

10.18*
Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on October 11, 2007 (File No. 000-19725).

10.19*
Amendment One to the nonqualified Deferred Compensation Plan, dated December 3, 2009, to the Nonqualified Deferred Compensation Plan, incorporated by reference from Exhibit 10.14 to the Company's Annual Report on form 10-K filed on August 8, 2014.

10.20*
Amendment Two to the nonqualified Deferred Compensation Plan, dated as of October 10, 2012, to the Nonqualified Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2013 (File No. 000-19725).

10.21*
Amendment Three to the Nonqualified Deferred Compensation Plan, dated as of November 13, 2013, incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014.

10.22*
Amendment Four to the Nonqualified Deferred Compensation Plan, dated as of January 31, 2014, incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014.

10.23*
Forms of Non-Qualified Stock Option Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.49 to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2009 (File No. 000-19725).

10.24*	Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 2, 2005 (File No. 000-19725).

10.25*
Forms of Non-Qualified Stock Option Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(c) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 3, 2009 (File No. 000-19725).

10.26*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on August 22, 2006 (File No. 000-19725).

10.27*	Form of Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2007 (File No. 000-19725).

10.28*
Form of Long-Term Incentive Award Agreement under Perrigo Company’s 2003 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(d) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007 (File No. 000-19725).

10.29*
Form of 2006 Long-Term Incentive Award Agreement, for Approved Section 102 Awards under Perrigo Company’s 2003 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(f) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007 (File No. 000-19725).

10.30*
Form of 2006 Long-Term Incentive Award Agreement under Perrigo Company’s 2003 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(g) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007 (File No. 000-19725).

10.31*
Forms of Restricted Stock Unit Award Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.50 to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2009 (File No. 000-19725).

Perrigo Company plc - Item 15
Exhibits

10.32*
Forms of Restricted Stock Unit Award Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.52 to Perrigo Company's Annual Report on Form 10-K filed on August 16, 2011 (File No. 000-19725).

10.33*	Forms of Grant Agreement under the 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014.

10.34*
Forms of Restricted Stock Unit Award Agreement (Service-Based) under the Company’s 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 12, 2014.

10.35*
Forms of Service-Based and Performance-Based Restricted Stock Unit Award Agreements under the Perrigo Company plc 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 22, 2015.

10.36*
Forms of Amendments to Performance-Based Restricted Stock Unit Award Agreements under the Perrigo Company plc 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 26, 2015.

10.37*
Employment Agreement, dated as of September 8, 2006, by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K, filed on September 12, 2006 (File No. 000-19725).

10.38*
Employment Agreement, dated as of November 14, 2004, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(xx) to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2008 (File No. 000-19725).

10.39*
Amendment to Employment Agreement, dated as of March 17, 2005, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(yy) to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2008 (File No. 000-19725).

10.40*
Addendum to Employment Agreement between Sharon Kochan, Perrigo Company and Agis Industries (1983) Ltd., dated as of July 16, 2007, by and between Perrigo Company and Sharon Kochan, incorporated by reference from Exhibit 10(zz) to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2008 (File No. 000-19725).

10.41*
Consultancy Agreement, between Omega Pharma Invest N.V. and Mylecke Management, Art & Invest N.V., represented by Marc Coucke, dated November 5, 2014, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2015.

10.42*	Perrigo Company U.S. Severance Policy, incorporated by reference from Exhibit 10.3 of Perrigo Company's Current Report on Form 8-K filed on November 18, 2013 (File No. 001-09689).

10.43*	Form of Perrigo Company plc Director Indemnity Agreement, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013.

10.44*	Form of Perrigo Company plc Officer Indemnity Agreement, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013.

10.45*	Form of Perrigo Company Indemnity Agreement, incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013.

10.46*
Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Elan Corporation, plc, incorporated by reference from Exhibit 4(a)(8) of Elan Corporation, plc’s Annual Report on Form 20-F for the year ended December 31, 2010) (File No. 001-13896).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

Perrigo Company plc - Item 15
Exhibits

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

Perrigo Company plc

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY PLC
(in millions)

	Fiscal Year
	2015	2014	2013
Balance at beginning of period	$2.7	$2.1	$2.6
Net bad debt expenses	0.6	(0.5)	—
Additions/(deductions)(1)	(0.9)	1.1	(0.4)
Balance at end of period	$2.4	$2.7	$2.1

(1)	Uncollectible accounts written off, net of recoveries. Also includes effects of changes in foreign exchange rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended June 27, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on August 13, 2015.

PERRIGO COMPANY PLC

By:	/s/ Joseph C. Papa
Joseph C. Papa
Chairman, President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Joseph C. Papa, Judy L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended June 27, 2015 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended June 27, 2015 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 13, 2015.

Signature	Title

/s/ Joseph C. Papa	President and Chief Executive Officer
Joseph C. Papa	(Principal Executive Officer and Chairman of the Board)

/s/ Judy L. Brown	Executive Vice President and Chief Financial Officer
Judy L. Brown	(Principal Accounting and Financial Officer)

/s/ Laurie Brlas	Director
Laurie Brlas

/s/ Gary M. Cohen	Director
Gary M. Cohen

/s/ Jacqualyn A. Fouse	Director
Jacqualyn A. Fouse

/s/ David T. Gibbons	Director
David T. Gibbons

/s/ Ran Gottfried	Director
Ran Gottfried

/s/ Ellen R. Hoffing	Director
Ellen R. Hoffing

/s/ Michael J. Jandernoa	Director
Michael J. Jandernoa

/s/ Gary K. Kunkle, Jr.	Director
Gary K. Kunkle, Jr.

/s/ Herman Morris, Jr.	Director
Herman Morris, Jr.

/s/ Donal O'Connor	Director
Donal O'Connor

EXHIBIT INDEX

Exhibit	Document

10.10	Amendment No.1 to Annual Incentive Plan, effective as of June 22, 2015.

10.17	Amendment No. 2 to 2013 Long-Term Incentive Plan, effective as of July 9, 2015.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.