Form 10-Q
period 2015-09-26
PERRIGO Co plc
filed 2015-11-02
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  [X]   NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of October 30, 2015, there were 146,402,066 ordinary shares outstanding.

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

Please see Item 1A of our Form 10-K for the fiscal year ended June 27, 2015 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Risks and uncertainties include future actions that may be taken by Mylan N.V. ("Mylan") in furtherance of its unsolicited offer for all of our outstanding ordinary shares; the timing, amount and cost of share repurchases; and the ability to execute and achieve the desired benefits of announced initiatives. These and other important factors may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our directors accept responsibility for the information contained in this report. To the best of the knowledge and belief of our directors (who have taken all reasonable care to ensure such is the case), the information contained in this report is in accordance with the facts and does not omit anything likely to affect the import of such information.

A person interested in 1% or more of any class of our relevant securities or Mylan's may have disclosure obligations under Rule 8.3 of the Irish Takeover Panel Act, 1997, Takeover Rules, 2013.

This report contains trademarks, trade names and service marks that are our property, as well as, for informational purposes, trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, certain trademarks and trade names referred to in this report appear without the ® and ™ symbols, but those references are not intended to indicate that we or the applicable owner, as the case may be, will not assert, to the fullest extent under applicable law, our or their rights to such trademarks, trade names, and service marks.

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
Net sales	$1,344.7	$951.5
Cost of sales	795.9	629.7
Gross profit	548.8	321.8

Operating expenses
Distribution	24.9	14.4
Research and development	41.6	36.6
Selling	167.9	50.4
Administration	123.6	81.5
Restructuring	2.2	1.7
Total operating expenses	360.2	184.6

Operating income	188.6	137.2

Interest expense, net	43.4	25.9
Other expense, net	13.0	2.7
Income before income taxes	132.2	108.6
Income tax expense	19.6	12.3
Net income	$112.6	$96.3

Earnings per share
Basic earnings per share	$0.77	$0.72
Diluted earnings per share	$0.77	$0.72

Weighted-average shares outstanding
Basic	146.3	133.9
Diluted	146.9	134.4

Dividends declared per share	$0.125	$0.105

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
Net income	$112.6	$96.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(39.8)	(63.8)
Change in fair value of derivative financial instruments, net of tax	0.1	(2.1)
Change in fair value of investment securities, net of tax	2.5	0.6
Other comprehensive (loss), net of tax	(37.2)	(65.3)
Comprehensive income	$75.4	$31.0
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 26, 2015	June 27, 2015
Assets
Cash and cash equivalents	$506.5	$785.6
Investment securities	16.5	12.7
Accounts receivable, net of allowance for doubtful accounts of $2.1 million and $2.4 million, respectively	1,232.2	1,282.1
Inventories	888.0	838.9
Current deferred income taxes	69.0	122.3
Prepaid expenses and other current assets	168.6	141.3
Total current assets	2,880.8	3,182.9
Property and equipment, net	924.1	932.4
Goodwill and other indefinite-lived intangible assets	7,355.2	7,235.0
Other intangible assets, net	8,290.2	8,105.6
Non-current deferred income taxes	27.8	39.6
Other non-current assets	225.0	225.1
Total non-current assets	16,822.3	16,537.7
Total assets	$19,703.1	$19,720.6
Liabilities and Shareholders’ Equity
Accounts payable	$541.2	$747.5
Short-term debt	86.9	6.4
Payroll and related taxes	112.2	133.9
Accrued customer programs	367.1	368.1
Accrued liabilities	308.8	246.4
Accrued income taxes	82.3	52.6
Current deferred income taxes	104.5	80.6
Current portion of long-term debt	58.2	58.2
Total current liabilities	1,661.2	1,693.7
Long-term debt, less current portion	5,229.9	5,246.9
Non-current deferred income taxes	1,705.1	1,745.1
Other non-current liabilities	374.9	372.1
Total non-current liabilities	7,309.9	7,364.1
Total liabilities	8,971.1	9,057.8
Commitments and contingencies - Note 12
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,632.8	8,621.9
Accumulated other comprehensive income	65.2	102.4
Retained earnings	2,034.0	1,938.3
Total controlling interest	10,732.0	10,662.6
Noncontrolling interest	—	0.2
Total shareholders’ equity	10,732.0	10,662.8
Total liabilities and shareholders' equity	$19,703.1	$19,720.6

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	146.4	146.3

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
Cash Flows From (For) Operating Activities
Net income	$112.6	$96.3
Adjustments to derive cash flows
Depreciation and amortization	175.4	126.6
Share-based compensation	14.3	8.8
Non-cash restructuring charges	2.2	1.7
Deferred income taxes	(14.2)	(20.1)
Other non-cash adjustments	3.2	0.3
Subtotal	293.5	213.6
Increase (decrease) in cash due to:
Accounts receivable	46.2	57.3
Inventories	(57.0)	(29.7)
Accounts payable	(194.0)	(32.5)
Payroll and related taxes	(22.8)	(34.9)
Accrued customer programs	(0.4)	18.1
Accrued liabilities	61.5	0.6
Accrued income taxes	15.2	14.6
Other	(6.2)	(12.0)
Subtotal	(157.5)	(18.5)
Net cash from (for) operating activities	136.0	195.1
Cash Flows From (For) Investing Activities
Acquisitions of businesses, net of cash acquired	(405.1)	—
Additions to property and equipment	(38.6)	(31.7)
Other investing	(5.0)	1.0
Net cash from (for) investing activities	(448.7)	(30.7)
Cash Flows From (For) Financing Activities
Repayments of long-term debt	(14.3)	(39.5)
Borrowings (repayments) of short-term debt, net	79.0	(2.1)
Issuance of ordinary shares	2.2	2.6
Shares withheld for payment of employees' withholding tax liability	(9.0)	(7.5)
Cash dividends	(18.3)	(14.1)
Other financing	4.1	(0.7)
Net cash from (for) financing activities	43.7	(61.3)
Effect of exchange rate changes on cash	(10.1)	(11.1)
Net increase (decrease) in cash and cash equivalents	(279.1)	92.0
Cash and cash equivalents, beginning of period	785.6	799.5
Cash and cash equivalents, end of period	$506.5	$891.5

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$6.2	$5.2
Interest received	$0.3	$0.2
Income taxes paid	$19.8	$10.9
Income taxes refunded	$1.0	$0.5

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1
Note 1

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     General Information

The Company

Perrigo Company plc was incorporated under the laws of Ireland on June 28, 2013. We became the successor registrant of Perrigo Company, a Michigan corporation, on December 18, 2013 in connection with the acquisition of Elan Corporation, plc ("Elan"). Unless the context requires otherwise, the terms "Perrigo", the "Company", "we," "our," "us," and similar pronouns used herein refer to Perrigo Company plc, its subsidiaries, and all predecessors of Perrigo Company plc and its subsidiaries. We are a leading over-the-counter ("OTC") consumer goods and specialty pharmaceutical company, offering patients and customers high-quality products at affordable prices. From our beginning in 1887 as a packager of generic home remedies, we have grown to become the world's largest manufacturer of OTC products and supplier of infant formulas for the store brand market. We are also a leading provider of generic extended topical prescription products, and we receive royalties from sales of the multiple sclerosis drug Tysabri®. We provide “Quality Affordable Healthcare Products®” across a wide variety of product categories and geographies, primarily in North America, Europe and Australia, as well as in other markets, including Israel and China.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included.

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

Sales of OTC pharmaceutical products in the Consumer Healthcare ("CHC") segment are typically subject to seasonal demands for cough/cold/flu products from September through March and allergy products from April through September. Our Branded Consumer Healthcare ("BCH") sales are also impacted by seasonality and tend to peak in April through June due to increased demand for seasonal health and wellness products. In addition, our animal health products are subject to seasonal demand for flea and tick products that peaks during the warmer weather months, typically from March through June. Our Prescription Pharmaceuticals ("Rx"), Specialty Sciences, and Other segments' sales are not generally impacted by seasonal conditions. Accordingly, operating results for the three months ended September 26, 2015 are not necessarily indicative of the results that may be expected for a full year.

Principles of Consolidation

The Condensed Consolidated Financial Statements include our accounts and the accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Perrigo Company plc - Item 1
Note 1

Accounts Receivable Factoring

As a result of our acquisition of Omega Pharma Invest N.V. ("Omega"), we assumed multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored and excluded from accounts receivable was $159.3 million at September 26, 2015, a $12.3 million decrease since June 27, 2015.

b.     Recent Accounting Standard Pronouncements

Accounting Standard Update	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Simplifying the Accounting for Measurement-Period Adjustments
The updated guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted.

September 26, 2015
Provisional amounts that occur on or after the adoption date will be recognized in the period in which they are determined. The adoption of this accounting guidance did not materially impact the financial statements for the quarter ended September 26, 2015.

NOTE 2 – ACQUISITIONS

All of the below acquisitions have been accounted for under the acquisition method of accounting based on our analysis of the acquired inputs and processes, and the related assets acquired and liabilities assumed were recorded at fair value as of the acquisition date.

Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets and liabilities assumed, as well as asset lives, can materially impact our results of operations. For those acquisitions for which the purchase price allocation is preliminary, we will continue to refine the allocation during the measurement period. As we obtain the information to finalize our purchase accounting assessments, it is reasonably possible that there will be changes in the valuation of assets acquired and liabilities assumed that may have a material impact on our results of operations and financial position.

The effects of all of the acquisitions described below were included in the Condensed Consolidated Financial Statements prospectively from the date of each acquisition. Unless otherwise indicated, acquisition costs incurred were immaterial and were recorded in Administration expense.

Current Period Acquisitions

Naturwohl Pharma GmbH

On September 15, 2015, we completed our acquisition of 100% of Naturwohl Pharma GmbH ("Naturwohl"), a Munich, Germany-based nutritional business known for its leading German dietary supplement brand, Yokebe. The acquisition builds on our BCH segment's leading OTC product portfolio and European commercial infrastructure. The assets were purchased through an all-cash transaction valued at €133.5 million ($150.4 million). Operating results attributable to Naturwohl are included in the BCH segment. The intangible assets acquired

Perrigo Company plc - Item 1
Note 2

included a trademark with a 15-year useful life, customer relationships with a 15-year useful life, non-compete agreements with a three-year useful life, and a licensing agreement with a three-year useful life. We utilized the relief from royalty method for valuing the trademark, the multi-period excess earnings method for valuing the customer relationships, the lost income method for valuing the non-compete agreements, and the with or without approach for the licensing agreement. The with or without approach estimates the fair value of an asset by comparing the value of the business, inclusive of the asset, to the hypothetical value of the same business excluding the asset. The goodwill acquired is not deductible for tax purposes.

ScarAway®

On August 28, 2015, we acquired ScarAway®, a leading U.S. OTC scar management brand portfolio comprised of five products, from Enaltus, LLC, for $27.0 million in cash. This acquisition serves as our entry into the branded OTC business in the U.S. Operating results attributable to ScarAway® are included in the CHC segment. The intangible assets acquired included a trademark with a 25-year useful life, non-compete agreements with a four-year useful life and customer relationships with a 15-year useful life. We utilized the relief from royalty method for valuing the trademark, the multi-period excess earnings method for valuing the customer relationships, and the lost income method for valuing the non-compete agreements. The goodwill acquired is deductible for tax purposes.

GlaxoSmithKline Consumer Healthcare

On August 28, 2015, we completed the acquisition of a portfolio of well-established OTC brands from GlaxoSmithKline Consumer Healthcare (“GSK”). This acquisition further leverages our European market share and expands our product offerings. The assets were purchased through an all-cash transaction valued at €200.0 million ($223.6 million). Operating results attributable to GSK are included in the BCH segment. The intangible assets acquired included trademarks with 25-year useful lives and customer relationships with a 15-year useful life. We utilized the relief from royalty method for valuing the trademarks and the multi-period excess earnings method for valuing the customer relationships. The goodwill acquired is deductible for tax purposes.

Other Product Acquisitions

We also acquired two OTC product portfolios totaling €7.9 million ($8.7 million) during the three months ended September 26, 2015, which are included in the BCH segment.

Purchase Price Allocation of Current Period Acquisitions

The Naturwohl, ScarAway®, and GSK opening balance sheets are still preliminary and are based on valuation information, estimates, and assumptions available at September 26, 2015. As we finalize the fair value estimates of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Tax accounts as well as certain tangible and intangible assets have not yet been finalized.

Perrigo Company plc - Item 1
Note 2

The below table indicates the purchase price allocation for our current period acquisitions (in millions):

	Naturwohl*	ScarAway®*	GSK*
Total purchase consideration	$150.4	$27.0	$223.6
Assets acquired:
Cash and cash equivalents	$4.6	$—	$—
Accounts receivable	3.3	0.9	—
Inventories	1.7	—	—
Prepaid expenses and other current assets	—	0.1	—
Goodwill	63.5	4.9	48.7
Intangible assets:
Trademarks, trade names, and brands	51.8	11.6	132.4
Customer relationships and distribution networks	33.8	9.0	42.5
Non-competition agreements	0.3	0.5	—
Distribution and license agreements	21.4	—	—
Other intangible assets	107.3	21.1	174.9
Total assets	180.4	27.0	223.6
Liabilities assumed:
Accounts payable	2.8	—	—
Accrued liabilities	0.9	—	—
Current net deferred income tax liabilities	0.9	—	—
Non-current net deferred income tax liabilities	25.4	—	—
Total liabilities	30.0	—	—
Net assets acquired	$150.4	$27.0	$223.6

*	Opening balance sheets are preliminary.

Prior Period Acquisitions

Gelcaps Exportadora de Mexico, S.A. de C.V.

On May 12, 2015, we acquired 100% of Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps"), the Mexican operations of Durham, North Carolina-based Patheon Inc., for $36.4 million in cash. The purchase price was adjusted during the three months ended September 26, 2015 to account for a working capital adjustment with the seller. The acquisition added softgel manufacturing technology to our supply chain capabilities and broadened our presence, product portfolio, and customer network in Mexico. Operating results attributable to Gelcaps are included in the CHC segment. The intangible assets acquired included a trademark with a 25-year useful life and customer relationships with a 20-year useful life. We utilized the relief from royalty method for valuing the trademark and the multi-period excess earnings method for valuing the customer relationships.

Based on valuation estimates utilizing the comparative sales method, a step-up in the value of inventory of $0.6 million was recorded in the opening balance sheet, which was charged to cost of goods sold during the three months ended September 26, 2015. In addition, property, plant and equipment were written up by $0.9 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets. The goodwill recorded is not deductible for tax purposes.

Omega Pharma Invest N.V.

On March 30, 2015, we completed our acquisition of Omega, a limited liability company incorporated under the laws of Belgium. Omega was a leading European OTC company, and is providing us several key benefits, including advancing our growth strategy outside the U.S. by providing access across a larger global platform with

Perrigo Company plc - Item 1
Note 2

critical mass in key European countries, establishing commercial infrastructure in the high-barrier-to-entry European OTC marketplace, strengthening our product portfolio while enhancing scale and distribution, enhancing our financial profile, and expanding our international management capabilities.

We purchased 95.77% of the issued and outstanding share capital of Omega (685,348,257 shares) from Alychlo N.V. (“Alychlo”) and Holdco I BE N.V. (“Holdco” and, together with Alychlo, the “Sellers”), limited liability companies incorporated under the laws of Belgium, under the terms of the Share Purchase Agreement dated November 6, 2014 (the "Share Purchase Agreement"). Omega holds the remaining 30,243,983 shares as treasury shares.

The acquisition was a cash and stock transaction made up of the following consideration (in millions, except per share data):

Perrigo ordinary shares issued	5.4
Perrigo share price at transaction close on March 30, 2015	$167.64
Total value of Perrigo ordinary shares issued	$904.9
Cash consideration	2,078.3
Total consideration	$2,983.2

The cash consideration shown in the above table was financed by a combination of debt and equity. We issued $1.6 billion of debt and 6.8 million ordinary shares, which raised $999.3 million net of issuance costs.

The Sellers agreed to indemnify us for certain potential future losses. The Sellers’ indemnification and other obligations to us under the Share Purchase Agreement are secured up to €248.0 million ($277.0 million). Under the terms of the Share Purchase Agreement, Alychlo and its affiliates are subject to a three-year non-compete in Europe, and the Sellers are subject to a two-year non-solicit, in each case subject to certain exceptions. The Share Purchase Agreement contains other customary representations, warranties, and covenants of the parties thereto.

The operating results attributable to Omega are included in the BCH segment. We incurred costs in connection with the Omega acquisition related to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. The amounts recorded were not allocated to a reporting segment. The table below details the acquisition costs, as well as losses on hedging activities associated with the acquisition purchase price, and where they were recorded in the fiscal year ended June 27, 2015 (in millions):

Line item	June 27, 2015
Administration	$29.7
Interest expense, net	23.7
Other expense, net	324.0
Loss on extinguishment of debt	9.6
Total acquisition-related costs	$387.0

The $324.0 million loss recorded in Other expense, net, consisted of losses from hedging Omega's euro-denominated purchase price due to changes in the euro-to-U.S. dollar exchange rates. These losses were economically offset at closing in the final settlement of the euro-denominated purchase price.

We acquired the following intangible assets: indefinite-lived brands, a definite-lived trade name with an eight-year useful life, definite-lived brands with a 19-year useful life, a distribution network with a 21-year useful life, and developed product technology with useful lives ranging from four to 13 years. We also recorded goodwill, which is not deductible for tax purposes and represents the value we assigned to the expected synergies described above. We utilized the multi-period excess earnings method for the indefinite-lived brands, the definite-lived brands, and distribution network. We utilized the relief from royalty method for the developed product technology and definite-lived trade name.

Based on valuation estimates utilizing the comparative sales method, a step-up in the value of inventory of $15.1 million was recorded in the opening balance sheet and was charged to cost of goods sold during the three

Perrigo Company plc - Item 1
Note 2

months ended June 27, 2015. In addition, property, plant and equipment were written up $41.5 million to their estimated fair market value based on a valuation method that included both the cost and market approaches during the three months ended June 27, 2015. This step-up in value is being depreciated over the estimated remaining useful lives of the assets. Additionally, the fair value of the debt assumed on the date of acquisition exceeded par value by $101.9 million, which was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. For more information on the debt we assumed from Omega and our subsequent payments on the debt, see Note 8.

Lumara Health, Inc.

On October 31, 2014, we acquired a portfolio of women's healthcare products from Lumara Health, Inc., ("Lumara") a privately-held, Chesterfield, Missouri-based specialty pharmaceutical company, for cash consideration of $83.0 million. The acquisition of this portfolio further expanded our women's healthcare product offerings. Operating results attributable to the acquired Lumara products are included in the Rx segment. The intangible assets acquired consisted of three product formulations with useful lives ranging from eight to 12 years. The assets were valued utilizing the multi-period excess earnings method.

Purchase Price Allocation of Prior Period Acquisitions

The Lumara opening balance sheet is final. The Omega and Gelcaps opening balance sheets are still preliminary and are based on valuation information, estimates, and assumptions available at September 26, 2015.

Since the initial valuation, revisions to the Omega allocation have included: a $98.0 million increase in indefinite-lived brands and an $18.4 million increase in definite-lived intangible assets (trade names, brands, and distribution networks) due to refinements in underlying valuation assumptions; a $7.4 million reduction in inventory due to additional analysis related to the fair value of inventory and obsolescence reserves; a $9.6 million increase in property, plant, and equipment due to the completion of additional tangible asset valuations; and an increase in the net deferred tax liabilities of $31.6 million due to the valuation update. These revisions resulted in an $87.0 million reduction in goodwill. The purchase price allocation is still open for verification of the intangible assets valuation, related deferred taxes, and the resulting effects on the value of goodwill.

The Gelcaps purchase price allocation is open for verification of the intangible assets valuation, tax accounts, and any resulting effects on the value of goodwill.

Perrigo Company plc - Item 1
Note 2

The below table indicates the purchase price allocation for our prior year acquisitions (in millions):

	Gelcaps*	Omega*	Lumara
Total purchase consideration	$36.4	$2,983.2	$83.0
Assets acquired:
Cash and cash equivalents	$4.6	$14.7	$—
Accounts receivable	8.5	264.7	2.9
Inventories	7.2	207.1	1.5
Current net deferred tax assets	0.6	7.6	—
Prepaid expenses and other current assets	2.3	39.2	0.4
Property and equipment	6.0	130.8	0.1
Goodwill	4.6	1,426.1	—
Intangible assets:
Trademarks, trade names and brands	4.4	2,492.6	—
Customer relationships and distribution networks	6.6	1,393.9	—
Formulations	—	—	82.0
Developed product technology	—	32.6	—
Other intangible assets	11.0	3,919.1	82.0
Other non-current assets	0.4	2.4	—
Total assets	45.2	6,011.7	86.9
Liabilities assumed:
Accounts payable	3.4	243.1	—
Short-term debt	—	24.6	—
Accrued liabilities	1.6	44.5	3.9
Payroll and related taxes	—	51.3	—
Accrued customer programs	—	39.8	—
Long-term debt	—	1,471.0	—
Non-current net deferred income tax liabilities	3.7	1,071.7	—
Other non-current liabilities	0.1	82.5	—
Total liabilities	8.8	3,028.5	3.9
Net assets acquired	$36.4	$2,983.2	$83.0

*	Opening balance sheets are preliminary.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

Reporting Segments:	Balance at June 27, 2015	Business Acquisitions	Purchase Accounting Adjustments	Currency Translation Adjustment	Balance at September 26, 2015
CHC	$1,897.5	$4.9	$(0.2)	$(3.8)	$1,898.4
BCH	1,551.9	112.2	(87.0)	0.4	1,577.5
Rx	1,233.6	—	—	(8.1)	1,225.5
Specialty Sciences	200.7	—	—	—	200.7
Other	88.2	—	—	(3.2)	85.0
Total goodwill	$4,971.9	$117.1	$(87.2)	$(14.7)	$4,987.1

Perrigo Company plc - Item 1
Note 3

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	September 26, 2015		June 27, 2015
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements	$6,064.2	$582.6	$6,029.9	$502.3
Developed product technology/formulation and product rights	1,015.4	402.5	1,025.3	383.1
Customer relationships and distribution networks	1,888.2	181.5	1,749.9	146.2
Trademarks, trade names, and brands	502.8	16.7	340.8	11.5
Non-compete agreements	15.2	12.3	14.7	11.9
Total definite-lived intangibles	$9,485.8	$1,195.6	$9,160.6	$1,055.0
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$2,362.5	$—	$2,257.3	$—
In-process research and development	5.6	—	5.8	—
Total indefinite-lived intangibles	2,368.1	—	2,263.1	—
Total other intangible assets	$11,853.9	$1,195.6	$11,423.7	$1,055.0

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

We recorded amortization expense of $147.6 million and $106.5 million for the three months ended September 26, 2015 and September 27, 2014, respectively. The increase in amortization expense was due primarily to the incremental amortization expense incurred on the definite-lived intangible assets acquired from Omega.

NOTE 4 – INVENTORIES

Major components of inventory at September 26, 2015 and June 27, 2015, were as follows (in millions):

	September 26, 2015	June 27, 2015
Finished goods	$504.7	$468.9
Work in process	163.2	158.2
Raw materials	220.1	211.8
Total inventories	$888.0	$838.9

Perrigo Company plc - Item 1
Note 5

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

The following tables summarize the valuation of our financial instruments carried at fair value by the above pricing categories at September 26, 2015 and June 27, 2015 (in millions):

	September 26, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$16.5	$—	$—	$16.5
Foreign currency forward contracts	—	4.8	—	4.8
Funds associated with Israeli post-employment benefits	—	16.5	—	16.5
Total assets	$16.5	$21.3	$—	$37.8
Liabilities:
Foreign currency forward contracts	—	5.9	—	5.9
Total liabilities	$—	$5.9	$—	$5.9

	June 27, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$12.7	$—	$—	$12.7
Foreign currency forward contracts	—	12.4	—	12.4
Funds associated with Israeli post-employment benefits	—	17.3	—	17.3
Total assets	$12.7	$29.7	$—	$42.4
Liabilities:
Foreign currency forward contracts	—	4.6	—	4.6
Total liabilities	$—	$4.6	$—	$4.6
There were no transfers between Levels 1, 2, and 3 during the three months ended September 26, 2015. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 6 for information on our investment securities. See Note 7 for a discussion of derivatives.

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

As of September 26, 2015 and June 27, 2015, our fixed rate long-term debt consisted of public bonds, retail bonds, and private placement notes. The fair value of the public bonds was determined by quoted market prices (Level 1). As of September 26, 2015, the public bonds had a carrying value of $3.9 billion and a fair value of $3.8 billion. As of June 27, 2015, the public bonds had a carrying value and a fair value of $3.9 billion. The fair value of the retail bonds and private placement notes was determined by discounting the future cash flows of the financial

Perrigo Company plc - Item 1
Note 5

instruments to their present value, using interest rates offered for borrowings of a similar nature and remaining maturities (Level 2). As of September 26, 2015 and June 27, 2015, the retail bonds and private placement notes had a carrying value of $822.7 million and $820.9 million, respectively, and a fair value of $890.9 million and $902.4 million, respectively.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value.

NOTE 6 – INVESTMENTS

Available for Sale Securities

Our available for sale securities are reported in Investment securities. Unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	September 26, 2015	June 27, 2015
Equity securities, at cost less impairments	$17.1	$17.1
Gross unrealized gains	10.6	5.7
Gross unrealized losses	(11.2)	(10.1)
Estimated fair value of equity securities	$16.5	$12.7

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. The equity securities in a gross unrealized loss position at September 26, 2015 were in that position for less than 12 months. We have evaluated the near-term prospects of the equity securities in relation to the severity and duration of the unrealized impairments, and based on that evaluation, we have the ability and intent to hold the investments until a recovery of fair value.

Cost Method Investments

Our cost method investments totaled $6.9 million and $6.8 million at September 26, 2015 and June 27, 2015, respectively, and are included in Other non-current assets.

Equity Method Investments

Our equity method investments totaled $48.5 million and $48.9 million at September 26, 2015 and June 27, 2015, respectively, and are included in Other non-current assets. We recorded net losses of $4.1 million and $3.1 million during the three months ended September 26, 2015 and September 27, 2014, respectively, for our proportionate share of the equity method investment earnings or losses. The losses were recorded in Other expense, net.

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

Foreign currency exchange risk management - We conduct business in several major currencies other than the U.S. dollar and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce cash flow volatility associated with foreign exchange rate changes on a consolidated basis to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that change in value as

Perrigo Company plc - Item 1
Note 7

foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments, and anticipated foreign currency sales and expenses.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be offset largely by gains and losses on the original underlying asset or liability. We do not use derivative financial instruments for speculative purposes.

All of our designated derivatives were classified as cash flow hedges as of September 26, 2015 and June 27, 2015. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of Other Comprehensive Income ("OCI"), net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings, recorded in Other expense, net. All of our designated derivatives are assessed for hedge effectiveness quarterly.

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

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 15 months. The total notional amount for these contracts was $562.3 million and $452.3 million as of September 26, 2015 and June 27, 2015, respectively.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements at September 26, 2015 and June 27, 2015. All amounts exclude income tax effects and are presented in millions.

Perrigo Company plc - Item 1
Note 7

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		September 26, 2015	June 27, 2015
Designated derivatives:
Foreign currency forward contracts	Other current assets	$2.3	$3.3
Total designated derivatives		$2.3	$3.3
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$2.5	$9.1
Total non-designated derivatives		$2.5	$9.1

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 26, 2015	June 27, 2015
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.5	$2.0
Total designated derivatives		$2.5	$2.0
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$3.4	$2.6
Total non-designated derivatives		$3.4	$2.6

The gains (losses) recognized in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended
Designated Cash Flow Hedges	September 26, 2015	September 27, 2014
Interest rate swap agreements	—	2.7
Foreign currency forward contracts	(0.5)	(5.2)
	$(0.5)	$(2.5)

The gains (losses) reclassified from Accumulated Other Comprehensive Income ("AOCI") into earnings for the effective portion of our designated cash flow hedges were as follows:

Designated Cash Flow Hedges	Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
		Three Months Ended
		September 26, 2015	September 27, 2014
Interest rate swap agreements	Interest expense, net	(0.4)	(0.9)
Foreign currency forward contracts	Net sales	(0.1)	0.6
	Cost of sales	0.2	0.4
	Other expense, net	(0.1)	(0.8)
		$(0.4)	$(0.7)

The net of tax amount expected to be reclassified out of AOCI into earnings during the next 12 months is a$1.8 million loss.

Perrigo Company plc - Item 1
Note 7

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

Non-Designated Derivatives	Income Statement Location	Amount of Gain/(Loss) Recognized in Income
		Three Months Ended
		September 26, 2015	September 27, 2014
Foreign currency forward contracts	Other expense, net	$(8.9)	$(1.8)
	Interest expense, net	0.1	(1.5)
Total		$(8.8)	$(3.3)

NOTE 8 – INDEBTEDNESS

Total borrowings outstanding at September 26, 2015 and June 27, 2015 are summarized as follows (in millions):

				September 26, 2015	June 27, 2015
Short-term debt				$86.9	$6.4
Term loans
*	2014 Term loan due December 5, 2019			517.7	530.5
Public bonds
	Coupon	Due
	1.300%	November 8, 2016	(3)	500.0	500.0
*	4.500%	May 23, 2017	(2)	201.5	201.0
*	5.125%	December 12, 2017	(2)	335.8	335.0
	2.300%	November 8, 2018	(3)	600.0	600.0
*	5.000%	May 23, 2019	(2)	134.3	134.1
	3.500%	December 15, 2021	(1)	500.0	500.0
*	5.105%	July 19, 2023	(2)	151.1	150.8
	4.000%	November 15, 2023	(3)	800.0	800.0
	3.900%	December 15, 2024	(1)	700.0	700.0
	5.300%	November 15, 2043	(3)	400.0	400.0
	4.900%	December 15, 2044	(1)	400.0	400.0
	Total public bonds			4,722.7	4,720.9
Other financing				6.3	6.6
Unamortized premium (discount), net				80.4	87.5
Deferred financing fees				(39.0)	(40.5)
Total borrowings outstanding				5,375.0	5,311.4
	Less short-term debt and current portion of long-term debt			(145.1)	(64.6)
Total long-term debt less current portion				$5,229.9	$5,246.8

(1)	Public bonds issued on December 2, 2014, discussed below collectively as the "2014 Bonds."

(2)	Debt assumed from Omega.

(3)	Discussed below collectively as the "2013 Bonds."

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We were in compliance with all covenants under our various debt agreements as of September 26, 2015 and June 27, 2015.

Our term loan and revolving credit facility each have an event of default for changes of control that would be triggered upon a 35% change of control. Also, if there is a change of control under our $3.9 billion of public senior notes (the 2014 Bonds and 2013 Bonds), and they are downgraded below investment grade by both Moody's

Perrigo Company plc - Item 1
Note 8

Investor Services, Inc. and Standard & Poor's Rating Service, we would be obligated to offer to repurchase all of the 2014 Bonds and 2013 Bonds at 101% of par.

Omega Financing

Debt Issuance

On December 2, 2014, Perrigo Finance plc, our 100% owned finance subsidiary ("Perrigo Finance"), issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2021 (the "2021 Notes”), $700.0 million in aggregate principal amount of 3.90% senior notes due 2024 (the “2024 Notes”), and $400.0 million in aggregate principal amount of 4.90% senior notes due 2044 (the “2044 Notes” and, together with the 2021 Notes and the 2024 Notes, the “2014 Bonds”). Interest on the 2014 Bonds is payable semiannually in arrears in June and December of each year, beginning in June 2015. The 2014 Bonds are governed by a base indenture and a first supplemental indenture (collectively, the "2014 Indenture"). The 2014 Bonds are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo Company plc, and no other subsidiary of Perrigo Company plc guarantees the 2014 Bonds. There are no restrictions under the 2014 Bonds on our ability to obtain funds from our subsidiaries. Perrigo Finance received net proceeds of approximately $1.6 billion from issuance of the 2014 Bonds after fees and market discount. Perrigo Finance may redeem the 2014 Bonds in whole or in part at any time for cash at the make-whole redemption prices described in the 2014 Indenture.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019, and a $600.0 million revolving credit agreement, which stepped up to $1.0 billion upon the closing of the Omega acquisition (the "2014 Revolver") (together, the "2014 Credit Agreements"). On the same date, Perrigo Company plc entered into a $300.0 million term loan tranche maturing December 18, 2015, which we repaid on June 14, 2015. There were no borrowings outstanding under the 2014 Revolver as of September 26, 2015. Subsequent to September 26, 2015, we allowed the undrawn €300.0 million term loan tranche to expire.

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

On April 8, 2015, we repaid the €500.0 million ($539.1 million) outstanding under the assumed Omega revolving credit facility and terminated the facility. On May 29, 2015, we repaid the $20.0 million outstanding on the 2016 Notes.

Omega regularly utilizes overdraft facilities to meet its short-term liquidity needs and its balances fluctuate on a day-to-day basis. While the assumed overdraft facilities balance noted above was repaid as of June 27, 2015, additional borrowings were made as of September 26, 2015 and make up the majority of the short-term debt balance in the above table.

Elan Financing

Debt Issuance

On November 8, 2013, Perrigo Company issued $500.0 million aggregate principal amount of its 1.300% senior notes due 2016 (the "2016 Notes"), $600.0 million aggregate principal amount of its 2.300% senior notes due

Perrigo Company plc - Item 1
Note 8

2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.000% senior notes due 2023 (the "2023 Notes") and $400.0 million aggregate principal amount of its 5.300% senior notes due 2043 (the "2043 Notes" and, together with the 2016 Notes, the 2018 Notes and the 2023 Notes, the "2013 Bonds") in a private placement with registration rights. Interest on the 2013 Bonds is payable semiannually in arrears in May and November of each year, beginning in May 2014. The 2013 Bonds are governed by a base indenture and a first supplemental indenture (collectively, the "2013 Indenture"). The 2013 Bonds are the Company's unsecured and unsubordinated obligations, ranking equally in right of payment to all of Perrigo Company's existing and future unsecured and unsubordinated indebtedness. Perrigo Company received net proceeds of $2.3 billion from the issuance of the 2013 Bonds after fees and market discount. The 2013 Bonds are not entitled to mandatory redemption or sinking fund payments. We may redeem the 2013 Bonds in whole or in part at any time for cash at the make-whole redemption prices described in the 2013 Indenture. The 2013 Bonds were guaranteed on an unsubordinated, unsecured basis by the same entities that guaranteed our 2013 credit agreements until November 21, 2014, at which time the 2013 Indenture was amended to remove all guarantors.

On September 2, 2014, we offered to exchange our private placement senior notes with public bonds. The offer was open until October 1, 2014, at which time substantially all of the private placement notes had been exchanged for bonds registered with the Securities and Exchange Commission. As a result of the changes in the guarantor structure noted above, we are no longer required to present guarantor financial statements.

NOTE 9 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	September 26, 2015	September 27, 2014
Numerator:
Net income	$112.6	$96.3

Denominator:
Weighted average shares outstanding for basic EPS	146.3	133.9
Dilutive effect of share-based awards	0.6	0.5
Weighted average shares outstanding for diluted EPS	146.9	134.4

Anti-dilutive share-based awards excluded from computation of diluted EPS	0.1	0.1

Shareholders' Equity

On and prior to December 18, 2013, our common stock consisted of common stock of Perrigo Company, a Michigan Corporation, and since December 19, 2013, our common stock has consisted of ordinary shares of Perrigo Company plc, incorporated under the laws of Ireland.

Prior to June 6, 2013, our common stock traded on the NASDAQ Global Select Market under the symbol PRGO. Since June 6, 2013, our ordinary shares have traded on the New York Stock Exchange under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., our ordinary shares have been trading on the Tel Aviv Stock Exchange since March 16, 2005.

We issued 154 thousand and 186 thousand shares related to the exercise and vesting of share-based compensation during the three months ended September 26, 2015 and September 27, 2014, respectively.

Perrigo Company plc - Item 1
Note 9

As of September 26, 2015, we did not have an ordinary share repurchase program. On October 22, 2015, we announced a $2.0 billion share repurchase plan over three years, including $500.0 million expected to be repurchased during the fourth quarter of calendar year 2015.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in our AOCI balances, net of tax, for the three months ended September 26, 2015 were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at June 27, 2015	$130.9	$(16.3)	$(3.0)	$(9.2)	$102.4
OCI before reclassifications	(39.8)	(0.3)	2.5	—	(37.6)
Amounts reclassified from AOCI	—	0.4	—	—	0.4
Other comprehensive income	(39.8)	0.1	2.5	—	(37.2)
Balance at September 26, 2015	$91.1	$(16.2)	$(0.5)	$(9.2)	$65.2

NOTE 11 - INCOME TAXES

The effective tax rate was 14.8% and 11.4% for the three months ended September 26, 2015 and September 27, 2014, respectively.

Our tax rate is subject to adjustment over the balance of the prior fiscal year ended due to, among other things: income tax rate changes by governments; the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. GAAP; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided for taxes.

The total liability for uncertain tax positions was $399.0 million and $384.3 million as of September 26, 2015 and June 27, 2015, respectively, before considering the federal tax benefit of certain state and local items.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $69.0 million and $65.7 million as of September 26, 2015 and June 27, 2015, respectively.

We file income tax returns in numerous jurisdictions and are therefore subject to audits by tax authorities. Our primary income tax jurisdictions are Ireland, the U.S., Israel, Belgium, France, and the United Kingdom (U.K.).

Although we believe that the tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from estimates or from historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, or interest assessments.

We are under audit by the Israel Tax Authority and the Internal Revenue Service ("IRS") for the fiscal year ended June 25, 2011 and June 30, 2012. The IRS audit of the fiscal year ended June 27, 2009 and June 26, 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million, inclusive of interest, in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same fiscal year ended June 27, 2009 and June 26, 2010 audit. The statutory notice asserted an

Perrigo Company plc - Item 1
Note 11

incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the notice of deficiency. In January 2015, we paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court, and in June 2015, we filed a request for a refund. As the IRS has denied our request for a refund, we intend to contest the IRS’s asserted positions in U.S. Federal court. The payment was recorded as a deferred charge on the balance sheet given our anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on our consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, we cannot predict the outcome of any audit or related litigation.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In addition to the discussions below, we have pending certain other legal actions and claims incurred in the normal course of business. We record accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of September 26, 2015, we have determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. We have accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development. Other than what is disclosed below, we consider the litigation matters to be immaterial individually and in the aggregate.

Texas Medicaid

In June 2013, we received notices from the Office of the Attorney General for the State of Texas, of civil investigative demands to two of our affiliates, Perrigo Pharmaceuticals Company and Paddock Laboratories, LLC, for information under the Texas Medicaid Fraud Prevention Act relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. We have cooperated with requests for information and are in the process of evaluating this and other information. While we do not know the full extent of our potential liability at this time and intend to vigorously defend against any claims, we could be subject to material penalties and damages. We initially established a contingency loss accrual of $15.0 million to cover potential settlement or other outcomes. Due to changes in circumstances, during the three months ended March 28, 2015, we accrued an additional $9.0 million. In addition, we recorded a receivable of $7.0 million representing the amount we expect to collect from the previous owners of Paddock Laboratories, LLC. We cannot predict whether we will obtain a settlement on terms we deem acceptable, or whether a settlement or potential liability for these claims will be materially higher than the amount recorded.

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

Perrigo Company plc - Item 1
Note 12

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

Tysabri® Product Liability Lawsuits

Perrigo Company plc and collaborator Biogen Idec are co-defendants in product liability lawsuits arising out of the occurrence of Progressive Multifocal Leukoencephalopathy, a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®. Perrigo Company plc and Biogen Idec will each be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. While these lawsuits will be vigorously defended, management cannot predict how these cases will be resolved. Adverse results in one or more of these lawsuits could result in substantial judgments against us.

NOTE 13 – SEGMENT INFORMATION

Our reporting segments are as follows:

•
CHC is focused primarily on the global sale of OTC store brand products including cough, cold, and allergy products, gastrointestinal products, analgesics, nicotine-replacement therapy ("NRT"), Vitamins, Minerals and Supplements ("VMS"), animal health products, infant formula and foods, and diagnostic products.

•
BCH develops, manufactures, markets and distributes some of Europe's most well-known OTC brands in the natural health and VMS, cough, cold and allergy, NRT, personal care and derma-therapeutics, lifestyle, and anti-parasite categories.

•	Rx develops, manufactures and markets a portfolio of generic and specialty pharmaceutical prescription drugs primarily for the U.S. and U.K. markets.

•	Specialty Sciences is comprised primarily of royalties received from assets focused on the management of multiple sclerosis (Tysabri®).

We also have an "Other" segment comprised of our active pharmaceutical ingredient ("API") business, which develops, manufactures, and markets active API used worldwide by both generic and branded pharmaceutical companies.

The below tables show select financial measures by reporting segment (in millions):

	Three Months Ended			Balance at September 26, 2015
	September 26, 2015
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
CHC	$675.2	$117.3	$19.4	$4,211.2
BCH	302.2	4.4	36.3	6,728.0
Rx	260.3	91.0	18.6	2,597.6
Specialty Sciences	84.5	9.0	72.8	5,920.8
Other	22.5	6.2	0.5	245.5
Unallocated expenses	—	(39.3)	—	—
Total	$1,344.7	$188.6	$147.6	$19,703.1

Perrigo Company plc - Item 1
Note 13

	Three Months Ended			Balance at June 27, 2015
	September 27, 2014
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
CHC	$640.3	$74.8	$16.2	$4,381.6
BCH	—	—	—	6,441.1
Rx	194.5	64.7	17.0	2,667.9
Specialty Sciences	91.9	14.9	72.8	5,979.0
Other	24.8	7.1	0.5	251.0
Unallocated expenses	—	(24.3)	—	—
Total	$951.5	$137.2	$106.5	$19,720.6

NOTE 14 – SUBSEQUENT EVENTS

On October 22, 2015, we announced that we intend to undertake certain initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, and disposing of certain assets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Perrigo Company plc was incorporated under the laws of Ireland on June 28, 2013. We became the successor registrant of Perrigo Company, a Michigan corporation, on December 18, 2013 in connection with the acquisition of Elan Corporation, plc ("Elan"). Unless the context requires otherwise, the terms "Perrigo", the "Company", "we," "our," "us," and similar pronouns used herein refer to Perrigo Company plc, its subsidiaries, and all predecessors of Perrigo Company plc and its subsidiaries.

We are a leading global over-the-counter ("OTC") consumer goods and specialty pharmaceutical company, offering patients and customers high-quality products at affordable prices. From our beginning in 1887 as a packager of generic home remedies, we have grown to become the world's largest manufacturer of OTC products and supplier of infant formulas for the store brand market. We are also a leading provider of generic extended topical prescription products, and we receive royalties from sales of the multiple sclerosis drug Tysabri®. We provide “Quality Affordable Healthcare Products®” across a wide variety of product categories and geographies, primarily in North America, Europe, and Australia, as well as in other markets, including Israel and China.

             Our reporting segments are as follows:

•
Consumer Healthcare ("CHC") is focused primarily on the global sale of OTC store brand products including cough, cold, and allergy products, gastrointestinal products, analgesics, nicotine-replacement therapy ("NRT"), Vitamins, Minerals and Supplements ("VMS"), animal health products, infant formula and foods, and diagnostic products.

•
Branded Consumer Healthcare ("BCH") develops, manufactures, markets and distributes some of Europe's most well-known OTC brands in the natural health and VMS, cough, cold and allergy, NRT, personal care and derma-therapeutics, lifestyle, and anti-parasite categories.

•	Prescription Pharmaceuticals ("Rx") develops, manufactures and markets a portfolio of generic and specialty pharmaceutical prescription drugs primarily for the U.S. and United Kingdom markets.

•	Specialty Sciences is comprised primarily of royalties received from assets focused on the management of multiple sclerosis (Tysabri®).

Perrigo Company plc - Item 2
Executive Overview

We also have an "Other" segment comprised of our active pharmaceutical ingredients ("API") business, which develops, manufactures, and markets active API used worldwide by both generic and branded pharmaceutical companies. For results by segment, see "Segment Results" below and Item 1. Note 13.

Seasonality

Sales of OTC pharmaceutical products in the CHC segment are typically subject to seasonal demands for cough/cold/flu products from September through March and allergy products from April through September. Our BCH sales are also impacted by seasonality and tend to peak in April through June due to increased demand for seasonal health and wellness products. In addition, our animal health products are subject to seasonal demand for flea and tick products that peaks during the warmer weather months, typically from March through June. Our Rx, Specialty Sciences, and Other segments' sales are not generally impacted by seasonal conditions. Accordingly, operating results for the three months ended September 26, 2015 are not necessarily indicative of the results that may be expected for a full year.

Unsolicited Offer from Mylan N.V. ("Mylan")

In April 2015, Mylan made several unsolicited proposals to purchase all of our outstanding ordinary shares. On September 14, 2015, Mylan commenced an exchange offer (the "Exchange Offer") to acquire all of our outstanding ordinary shares, which will expire on November 13, 2015, unless it is extended with the consent of the Irish Takeover Panel. The Exchange Offer and certain of its potential consequences are explained in further detail in Part II, Item 1A. Risk Factors.

We have rejected each of Mylan’s unsolicited proposals, and on September 17, 2015, we filed a solicitation/recommendation statement unanimously recommending that shareholders do not tender into the Exchange Offer.

Defending against Mylan's proposals and the Exchange Offer has required, and will continue to require, us to incur fees. During the three months ended September 26, 2015, we incurred $15.6 million in consulting and legal fees related to our defense against Mylan's unsolicited offer. See "Cautionary Note Regarding Forward-Looking Statements" and Part II, Item 1A. Risk Factors for more information on risks relating to the Exchange Offer.

We have $517.7 million of outstanding term loans and a $1.0 billion revolving credit facility (no borrowings outstanding) as of September 26, 2015, that each have an event of default for changes of control that would be triggered upon Mylan’s acquisition of more than 35% of our ordinary shares in the Exchange Offer. The occurrence of this event of default would give our term lenders the right to immediately accelerate and declare due and payable all of such outstanding term loans and our revolving lenders the right to declare any amounts then outstanding immediately due and payable and all commitments immediately terminated.

In addition, an aggregate principal amount of approximately $3.9 billion (as of September 26, 2015) of our outstanding public bonds contain change of control provisions that would be triggered if (1) a change of control were to occur and (2) our public bonds were to suffer a rating downgrade to a level below investment grade from both Moody’s and Standard & Poor’s Rating Services. If these provisions were triggered, we would be required to commence a change of control offer to repurchase the public bonds at 101% of the aggregate principal amount, plus accrued and unpaid interest. Any of our future debt agreements could contain similar restrictions and provisions. We might not have sufficient funds to repay the amounts due in relation to our debt instruments following a change of control.

The consummation of the Exchange Offer also presents additional risks, as discussed in Item 4, “The Solicitation or Recommendation-Reasons for Recommendation” of our Solicitation/Recommendation Statement filed in response to the Exchange Offer on Schedule 14D-9, on September 17, 2015.

Perrigo Company plc - Item 2
Consolidated

RESULTS OF OPERATIONS

CONSOLIDATED

Significant Trends and Developments

On October 22, 2015, we announced that we intend to undertake certain initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, and disposing of certain assets. We also announced a $2.0 billion share repurchase plan over three years.

Consolidated Results

	Three Months Ended		% Change
($ in millions)	September 27, 2014	September 26, 2015
Net sales	$951.5	$1,344.7	41%
Gross profit	$321.8	$548.8	71%
Gross profit %	33.8%	40.8%
Operating expenses	$184.6	$360.2	95%
Operating expenses %	19.4%	26.8%
Operating income	$137.2	$188.6	37%
Operating income %	14.4%	14.0%
Interest and other, net	$28.6	$56.4	97%
Income tax expense	$12.3	$19.6	58%
Net income	$96.3	$112.6	17%

Further details and analysis of our financial results for the three months ended September 26, 2015 are described below by reporting segment and line item.

Perrigo Company plc - Item 2
CHC

CONSUMER HEALTHCARE

Significant Trends and Developments

•
On August 28, 2015, we acquired ScarAway®, a leading U.S. OTC scar management brand portfolio comprised of five products, from Enaltus, LLC for $27.0 million in cash. This acquisition serves as our entry into the branded OTC business in the U.S. We plan to continue to pursue niche branded opportunities for products for which there is not a store brand market.

Segment Results

	Three Months Ended
($ in millions)	September 27, 2014	September 26, 2015
Net sales	$640.3	$675.2
Gross profit	$193.0	$231.0
Gross profit %	30.1%	34.2%
Operating income	$74.8	$117.3
Operating income %	11.7%	17.4%

Three Months Ended September 26, 2015 vs Three Months Ended September 27, 2014

Segment operating income increased $42.5 million, or 57%, as a result of:

•	An increase in net sales of $34.9 million, or 5%, due primarily to:

•	New product sales of $65.3 million related primarily to certain new infant formula products;

•	Incremental net sales of $14.0 million from acquisitions, primarily the acquisition of Gelcaps Exportadora de Mexico, S.A. de C.V.; and

•	Increased sales volumes totaling $48.6 million, primarily in the cough/cold, infant formula, and gastrointestinal categories, due in part to an expected stronger cough/cold season in the current year;

•	Offset partially by a decline of $26.5 million in volumes of net sales in the animal health, diabetes, and analgesics categories;

•	Discontinued products of $52.5 million primarily in the infant formula and animal health categories; and

•	Unfavorable foreign currency movement of $14.0 million.

•	An increase of $38.0 million in gross profit due to:

•	Increased new product sales and favorable product mix;

•	Improved efficiencies in manufacturing facilities; and

•	Favorable commodities pricing.

•	A decrease of $4.5 million in operating expenses due to:

•	Proactive cost controls, including decreased selling expense; and

•	Decreased R&D spending due to the timing of spending for certain projects.

Perrigo Company plc - Item 2
BCH

BRANDED CONSUMER HEALTHCARE

Significant Trends and Developments

•	On September 15, 2015, we completed our acquisition of Naturwohl Pharma GmbH ("Naturwohl"), a Munich, Germany-based nutritional business known for its leading German dietary supplement brand, Yokebe.

•	On August 28, 2015, we completed the acquisition of a portfolio of well-established OTC brands from GlaxoSmithKline Consumer Healthcare (“GSK”).

•
Both of these acquisitions build upon the global platform we established through the Omega Pharma Invest N.V. ("Omega") acquisition, leveraging our European market share and expanding our product offerings.

Segment Results

Three Months Ended
($ in millions)	September 26, 2015
Net sales	$302.2
Gross profit	$164.3
Gross profit %	54.4%
Operating income	$4.4
Operating income %	1.4%

BCH sales were impacted positively by sales growth in our Top 20 brands, $30.7 million of net sales from new branded products, and $10.7 million of sales attributable to the Naturwohl and GSK acquisitions, offset partially by low distribution sales.

In the three months ended September 26, 2015, operating expenses included selling, general, and administrative expenses of $143.1 million (of which $36.3 million related to amortization expense on acquired intangible assets), research and development expenses of $6.5 million, and distribution expenses of $10.0 million. Selling expense as a percent of net sales of the BCH segment was significantly higher for the BCH segment than it was for our other business segments due to advertising and promotional expenses that are unique to the BCH segment.

PRESCRIPTION PHARMACEUTICALS

Segment Results

	Three Months Ended
($ in millions)	September 27, 2014	September 26, 2015
Net sales	$194.5	$260.3
Gross profit	$96.4	$130.4
Gross profit %	49.6%	50.1%
Operating income	$64.7	$91.0
Operating income %	33.3%	34.9%

Perrigo Company plc - Item 2
Rx

Three Months Ended September 26, 2015 vs Three Months Ended September 27, 2014

Segment operating income increased $26.3 million, or 40%, as a result of:

•	An increase in net sales of $65.8 million, or 34%, due primarily to:

•	New product sales of $18.4 million related primarily to the launches of clobetasol propionate 0.05% spray and tacrolimus 0.1% ointment;

•	Increased sales of existing products of $46.7 million; and

•	Absence of planned contractual wholesaler chargeback and stock adjustments associated with pricing programs completed in the prior year; offset partially by

•	Unfavorable foreign exchange movement of $1.2 million.

•	An increase of $34.0 million in gross profit due primarily to:

•	Higher net sales and an improved gross profit percentage; and

•	Favorable product mix and absence of pricing initiatives completed in the prior year.

•	Partially offset by a $7.7 million increase in operating expenses due to:

•	Higher research and development expenses resulting from planned higher spending on new product development; and

•	Increased selling and administrative expenses related to the specialty pharmaceuticals sales force.

SPECIALTY SCIENCES

Segment Results

	Three Months Ended
($ in millions)	September 27, 2014	September 26, 2015
Net sales	$91.9	$84.5
Gross profit	$19.4	$12.0
Gross profit %	21.1%	14.2%
Operating income	$14.9	$9.0
Operating income %	16.2%	10.7%

Three Months Ended September 26, 2015 vs Three Months Ended September 27, 2014

Segment operating income decreased $5.9 million, or 39%, as a result of:

•
A decrease in net sales and gross profit of $7.4 million due primarily to unfavorable changes in foreign currency exchange rates and the current period reflecting 13 shipping weeks of product compared to 14 weeks in the prior year; and

•	A decrease of $1.5 million in operating expenses due to a reduction in administrative expenses, primarily related to legal expenses.

Perrigo Company plc - Item 2
Other

OTHER

Segment Results

	Three Months Ended
($ in millions)	September 27, 2014	September 26, 2015
Net sales	$24.8	$22.5
Gross profit	$13.0	$11.1
Gross profit %	52.3%	49.5%
Operating income	$7.1	$6.2
Operating income %	28.3%	27.5%

Three Months Ended September 26, 2015 vs Three Months Ended September 27, 2014

Operating income decreased $0.9 million, or 12%, as a result of:

•	A decrease in net sales of $2.3 million, or 9%, due primarily to competition on certain products and unfavorable changes in foreign currency exchange rates; and

•	A decrease of $1.9 million in gross profit due primarily to a decrease in sales of existing products; partially offset by

•	A $1.0 million decrease in operating expenses due to proactive cost controls and decreases in certain R&D spending.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to the segments and are recorded above Operating income. Unallocated expenses increased from $24.3 million for the three months ended September 27, 2014 to $39.3 million for the three months ended September 26, 2015 due primarily to $15.6 million in fees incurred in our defense against Mylan's unsolicited offer.

Interest and Other (Consolidated)

Interest expense, net for the three months ended September 26, 2015 was $43.7 million, compared to $26.1 million for the three months ended September 27, 2014. The increase was due to the interest expense incurred on the incremental debt we issued to finance the Omega acquisition and the additional debt we assumed from Omega.

Other expense, net, was $13.0 million during the three months ended September 26, 2015, compared to $2.7 million during the three months ended September 27, 2014. The increase was due mainly to changes in cash balances held in foreign currencies, the largest portion consisting of a $4.6 million foreign exchange loss resulting from the impact of holding €200.0 million ($223.6 million) in cash associated with the euro-denominated purchase price of the GSK acquisition. The increase in Other expense, net, was also due to a $1.3 million increase in losses from equity method investments in the three months ended September 26, 2015, compared to the prior year period, and the absence of a $1.2 million cash distribution received from an investment in the prior year.

Income Taxes (Consolidated)

The effective tax rate was 14.8% and 11.4% for the three months ended September 26, 2015 and September 27, 2014, respectively.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

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

We are under audit by the Israel Tax Authority and the Internal Revenue Service ("IRS") for the fiscal year ended June 25, 2011 and June 30, 2012. The IRS audit of the fiscal year ended June 27, 2009 and June 26, 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million, inclusive of interest, in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same fiscal year ended June 27, 2009 and June 26, 2010 audit. The statutory notice asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the notice of deficiency. In January 2015, we paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court, and in June 2015, we filed a request for a refund. As the IRS has denied our request for a refund, we intend to contest the IRS’s asserted positions in U.S. Federal court. The payment was recorded as a deferred charge on the balance sheet given our anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on our consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, we cannot predict the outcome of any audit or related litigation.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash and Cash Equivalents

*    Working capital represents current assets less current liabilities.

Cash, cash equivalents, cash flows from operations and borrowings available under our credit facilities are expected to be sufficient to finance our known and/or foreseeable liquidity, capital expenditures, dividends, and, to the extent authorized, our share repurchases. Although our lenders have made commitments to make funds available to us in a timely fashion under our revolving credit agreements and overdraft facilities, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to our existing credit facilities.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Flows

Operating
We generated $136.0 million from operating activities during the three months ended September 26, 2015, a $59.1 million decrease over the comparable prior year period as a result of changes in working capital due primarily to the Omega acquisition. The primary driver of the decrease was payments on accounts payable, which used $194.0 million of cash compared to $32.5 million in the prior year period. The change is largely attributable to Omega as its payments to suppliers are higher in the quarters ended in March and September due primarily to inventory purchases in these periods. Omega has historically experienced favorable operating cash flow in the second and fourth calendar quarters consistent with the sales seasonality of the business. Operating cash flow was also impacted by the use of $57.0 million to increase inventory compared to $29.7 million in the prior year period, which was due primarily to the inclusion of Omega.

These decreases were offset partially by increased accrued liabilities of $61.5 million, compared to $0.6 million in the prior year period, due primarily to timing of accrued interest on the debt we assumed in the Omega acquisition, other accruals attributable to Omega, and accrued fees related to our defense against Mylan's unsolicited offer. Additionally, operating cash flow was impacted positively by increased net earnings after adjusting for non-cash items such as depreciation and amortization, which resulted in an increase in operating cash of $79.9 million over the prior year period.

Investing
Cash used for investing activities totaled $448.7 million for the three months ended September 26, 2015, an increase of $418.0 million over the comparable prior period. The increase in cash used was due primarily to the acquisitions we completed in the current year, which used $405.1 million in cash. There were no acquisitions during the three months ended September 27, 2014.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Financing
Cash generated from financing activities totaled $43.7 million for the three months ended September 26, 2015, compared to cash used for financing activities of $61.3 million for the comparable prior year period. The primary contributor to the cash generation in the current year period was the borrowing of $79.0 million of short-term debt in the current year versus net payments of short-term debt of $2.1 million in the prior year period. The increase in borrowings was due to Omega's use of overdraft facilities in its day-to-day operations. In addition, we used $25.2 million less in the current year period for payments on long-term debt than in the prior year period.

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Capital Resources

Accounts Receivable Factoring

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”) that we assumed in the Omega acquisition. Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored and excluded from accounts receivable on the Condensed Consolidated Balance Sheets was $159.3 million at September 26, 2015, a $12.3 million decrease since June 27, 2015.

Revolving Credit Agreements

There were no borrowings outstanding under our $1.0 billion revolving credit agreement at September 26, 2015 or June 27, 2015.

Long-Term Debt

We had $4.7 billion of public bonds and a $517.7 million term loan outstanding at September 26, 2015, as well as the ability to draw on a €300.0 million term loan. At June 27, 2015, we had $4.7 billion of public bonds and a $530.5 million term loan outstanding. Subsequent to September 26, 2015, we allowed the undrawn €300.0 million term loan tranche to expire.

We were in compliance with all covenants under our various debt agreements as of September 26, 2015. See Item 1. Note 8 for more information on all of the above debt facilities.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Share Repurchases

On October 22, 2015, we announced a $2.0 billion share repurchase plan over three years, including $500.0 million expected to be repurchased during the fourth quarter of calendar year 2015. We plan to fund these share repurchases through our available liquidity.

Credit Ratings

Our credit ratings on September 26, 2015 were Baa3 (stable) and BBB (watch negative) by Moody's Investors Service and Standard and Poor's ("S&P") Rating Services, respectively. On April 9, 2015, after the announcement of Mylan’s unsolicited proposal to acquire all of our outstanding ordinary shares, S&P placed our BBB credit rating on CreditWatch with negative implications.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 26, 2015, our management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Management’s Annual Report on Internal Control over Financial Reporting

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended September 26, 2015, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below.

Perrigo Company plc - Item 4
Controls and Procedures

Changes in Internal Control over Financial Reporting

We acquired Omega Pharma Invest N.V. ("Omega") and Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps") during the three months ended June 27, 2015 and we acquired Naturwohl Pharma GmbH ("Naturwohl") during the three months ended September 26, 2015 (see Item 1. Note 2 for additional information). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Omega, Gelcaps, and Naturwohl from its evaluation of internal control over financial reporting as of September 26, 2015, other than goodwill and intangible asset controls that have been incorporated into our existing control environment. We are in the process of documenting and testing Omega's, Gelcaps', and Naturwohl's internal controls over financial reporting. We will incorporate the acquired entities into our transition report on internal control over financial reporting for our six-month transition period ending December 31, 2015. As of September 26, 2015, assets excluded from management's assessment totaled $920.8 million and contributed $310.2 million of net sales and $2.9 million of operating income to our Condensed Consolidated Financial Statements for the three months ended September 26, 2015.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 12 to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended June 27, 2015 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K, other than those noted below.

We have been the subject of unsolicited interest from Mylan N.V. ("Mylan"), which has been, and may continue to be, a distraction to our management and employees and could have a material adverse impact on our business and operations.
The pharmaceutical industry has been intensely acquisitive over the past several years. Mylan has made an exchange offer to purchase all of our outstanding ordinary shares (the "Exchange Offer"). The uncertainty regarding the Exchange Offer may be disruptive to our business, which could have a negative effect on our operations, financial condition, or results of operations.
As discussed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, in April 2015, Mylan made a series of proposals to acquire all our outstanding ordinary shares (the “Proposals”). Our Board of Directors unanimously rejected each of the Proposals, concluding that they substantially undervalued us and our future growth prospects and were not in the best interests of our shareholders. Subsequent to the filing of our Annual Report on Form 10-K, there have been further developments in Mylan's unsolicited interest in acquiring our shares, including:

•	On August 28, 2015, Mylan held an extraordinary meeting of its shareholders in which Mylan received the necessary Mylan shareholder approval to move forward with the Exchange Offer.

•
On September 14, 2015, Mylan commenced the Exchange Offer, which will expire on November 13, 2015, unless it is extended with the consent of the Irish Takeover Panel. The Exchange Offer provides that if all conditions to the Exchange Offer are satisfied or waived, Mylan will exchange $75.00 in cash and 2.3 Mylan ordinary shares for each of our outstanding ordinary shares that is validly tendered. The Exchange Offer is subject to various conditions, including that Mylan receive valid acceptances of holders greater than 50% of Perrigo ordinary shares.

•	On September 17, 2015, we issued a solicitation/recommendation statement unanimously recommending that our shareholders do not tender into the Exchange Offer.

Responding to and defending against the Proposals and the Exchange Offer has been, and may continue to be, a distraction for our management and employees, and has required, and may continue to require, us to incur

Perrigo Company plc - Item 1A
Risk Factors

additional expenses and costs. Since the announcement of the initial Proposal, we have incurred $29.0 million in consulting and legal fees related to our defense. Management and employee distraction related to Mylan's unsolicited interest also may adversely impact our ability to optimally conduct our business and pursue our strategic objectives. Further, we are deemed to be in an "offer period" for purposes of the Irish Takeover Rules, which may restrict our ability to execute our strategy on a timely basis.
We have $517.7 million of outstanding term loans and a $1.0 billion revolving credit facility (no borrowings outstanding) as of September 26, 2015, that each have an event of default for changes of control that would be triggered upon Mylan’s acquisition of more than 35% of our ordinary shares in the Exchange Offer. The occurrence of this event of default would give our term lenders the right to immediately accelerate and declare due and payable all of such outstanding term loans and our revolving lenders the right to declare any amounts then outstanding immediately due and payable and all commitments immediately terminated.

In addition, an aggregate principal amount of approximately $3.9 billion (as of September 26, 2015) of our outstanding public bonds contain change of control provisions that would be triggered if (1) a change of control were to occur and (2) our public bonds were to suffer a rating downgrade to a level below investment grade from both Moody’s and Standard & Poor’s Rating Services. If these provisions were triggered, we would be required to commence a change of control offer to repurchase the public bonds at 101% of the aggregate principal amount, plus accrued and unpaid interest. Any of our future debt agreements could contain similar restrictions and provisions. We might not have sufficient funds to repay the amounts due in relation to our debt instruments following a change of control.

The consummation of the Exchange Offer also presents additional risks, as discussed in Item 4, “The Solicitation or Recommendation-Reasons for Recommendation” of our Solicitation/Recommendation Statement filed in response to the Exchange Offer on Schedule 14D-9, on September 17, 2015.

There can be no assurance that our strategic initiatives will achieve their intended effects.
We are in the process of implementing certain initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, and disposing of certain assets. We believe these initiatives will enhance our revenue, operating margins and earnings. There can be no assurance that these initiatives will produce the anticipated benefits. Any delay or failure to achieve the anticipated benefits could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We cannot guarantee that we will buy back our ordinary shares pursuant to our recently announced share repurchase plan or that our share repurchase plan will enhance long-term shareholder value.
Our board of directors recently authorized a $2.0 billion share repurchase plan, consisting of $500.0 million of initial share repurchases that are expected be completed by the end of 2015, and an additional $1.5 billion in repurchases that may extend through the year ended December 31, 2018. Though we anticipate that we will complete the initial $500.0 million of share repurchases before the end of 2015 and the remaining $1.5 billion in accordance with the announced timeline, the specific timing and amount of buybacks, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, and, with respect to the expected repurchases in 2016 and beyond, the nature of other investment opportunities. Buybacks of our ordinary shares pursuant to our share repurchase plan could affect the market price of our ordinary shares or increase its volatility. Additionally, our share repurchase plan could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase plan is intended to enhance long-term shareholder value, there is no assurance that it will do so, and short-term share price fluctuations could reduce the plan’s effectiveness.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 26, 2015, we did not have an ordinary share repurchase program. On October 22, 2015, we announced a $2.0 billion share repurchase plan over three years, including $500.0 million expected to be repurchased during the fourth quarter of calendar year 2015.

Perrigo Company plc - Part II - Item 6
Exhibits

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed December 19, 2013).

3.2
Amended and Restated Memorandum and Articles of Association of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed December 19, 2013).

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Participants under the Perrigo Company plc 2013 Long-Term Incentive Plan (filed herewith).

10.2	Amendment Five to the Nonqualified Deferred Compensation Plan, dated as of August 17, 2015 (filed herewith).

31.1	Rule 13a-14(a) Certification by Joseph C. Papa, Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Judy L. Brown, Executive Vice President and Chief Financial Officer.

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	November 2, 2015	By: /s/ Joseph C. Papa
Joseph C. Papa
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2015	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)