Form 10-KT
period 2015-12-31
PERRIGO Co plc
filed 2016-02-25
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
or
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from June 28, 2015 to December 31, 2015
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on December 31, 2015 as reported on the New York Stock Exchange, was $20,712,935,064. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2016, the registrant had 143,198,631 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-KT.

PERRIGO COMPANY PLC
FORM 10-KT
SIX MONTHS ENDED DECEMBER 31, 2015

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Risks and uncertainties include risks related to the timing, amount and cost of share repurchases, the successful integration of the Omega Pharma Invest N.V. business, and the ability to execute and achieve the desired benefits of announced acquisitions, divestitures, and initiatives. These and other important factors, including those discussed in this report under "Risk Factors" and in any subsequent filings with the Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

TRADEMARKS, TRADENAMES AND SERVICE MARKS

This report contains trademarks, trade names and service marks that are the property of Perrigo Company plc, as well as, for informational purposes, trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, certain trademarks and trade names referred to in this report appear without the ®, ™ and SM symbols, but those references are not intended to indicate that we or the applicable owner, as the case may be, will not assert, to the fullest extent under applicable law, our or their rights to such trademarks, trade names, and service marks.

PERIOD PRESENTED

References herein to the six months ended December 31, 2015 represent the transition period from June 28, 2015 to December 31, 2015. References herein to the six month period ended December 27, 2014 represent the comparative prior year period from June 29, 2014 to December 27, 2014.

Perrigo Company plc - Item 1
Business Overview

PART I.

ITEM 1.	BUSINESS

Perrigo Company plc was incorporated under the laws of Ireland on June 28, 2013. We became the successor registrant to Perrigo Company, a Michigan corporation, on December 18, 2013 in connection with the acquisition of Elan Corporation, plc ("Elan"), which is discussed further in Item 8. Note 2. Unless the context requires otherwise, the terms "Perrigo", the "Company", "we," "our," "us," and similar pronouns used herein refer to Perrigo Company plc, its subsidiaries, and all predecessors of Perrigo Company plc and its subsidiaries.

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

TRANSITION PERIOD

Our fiscal year previously consisted of a 52- or 53-week year ending on or around June 30 of each year with each quarter ending on the Saturday closest to each calendar quarter end. Beginning on January 1, 2016, we are changing our fiscal year to begin on January 1 and end on December 31 of each year. This transition report on Form 10-KT discloses the results of our operations for the transition period from June 28, 2015 to December 31, 2015, which is referred to in this report as the six months ended December 31, 2015. The comparative prior year period is June 29, 2014 through December 27, 2014, and is referred to within this report as the six months ended December 27, 2014. Going forward, we will continue to cut off our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Perrigo Company plc - Item 1
Business Overview

MAJOR DEVELOPMENTS IN OUR BUSINESS

Rejection of Mylan Unsolicited Tender Offer

In April 2015, Mylan N.V. ("Mylan") made a series of proposals to acquire a controlling interest in our outstanding ordinary shares (the “Proposals”). Our Board of Directors unanimously rejected each of the Proposals, concluding that they substantially undervalued the Company and our future growth prospects and were not in the best interests of our shareholders. On September 14, 2015, Mylan commenced an unsolicited tender offer to purchase our outstanding ordinary shares (the "Tender Offer"). The Tender Offer period concluded on November 13, 2015, with Mylan failing to receive greater than 50% of the outstanding Perrigo ordinary shares, and the Tender Offer was terminated. During the six months ended December 31, 2015, the total cost to effectively defend against Mylan was $86.9 million, which was recorded in Administration expense.

Organizational Improvements

On October 22, 2015, we announced our intention to undertake certain initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, and disposing of certain assets.

Omega Acquisition

On March 30, 2015, we acquired Omega Pharma Invest N.V. ("Omega"), for $3.0 billion in equity and cash and assumed debt of $1.4 billion, for a total purchase price of $4.4 billion. Prior to its acquisition, Omega was one of the largest OTC companies in Europe. The Omega acquisition expanded our OTC leadership position into continental Europe, accelerated our international expansion and geographic diversification through enhanced scale and a broader footprint, and diversified our revenue and cash flow streams.

We have already begun utilizing the broader European platform established through the Omega acquisition, acquiring a portfolio of well-established OTC brands primarily in Europe from GlaxoSmithKline Consumer Healthcare (“GSK”), and acquiring Naturwohl Pharma, GmbH ("Naturwohl"), with its leading German dietary supplement brand, Yokebe®. Additional information on the Omega, GSK, and Naturwohl acquisitions can be found in Item 8. Note 2.

Elan Acquisition

On December 18, 2013, we acquired Elan in a cash and stock transaction totaling $9.5 billion. The acquisition led to the creation of our new corporate structure headquartered in Dublin, Ireland. We have utilized this structure to continue to grow in our core markets and to further expand outside of the U.S. The acquisition also provided us with our Tysabri® royalty stream, enhancing our operating cash flows and further diversifying our net sales. Additional information on the Elan acquisition can be found in Item 8. Note 2.

OUR SEGMENTS

Our reporting segments are as follows:

•
Consumer Healthcare ("CHC") is focused primarily on the global sale of OTC store brand products including cough, cold, allergy and sinus, analgesic, gastrointestinal, smoking cessation, infant formula and food, Vitamins, Minerals and Supplements ("VMS"), animal health, and diagnostic products.

•
Branded Consumer Healthcare ("BCH") develops, manufactures, markets, and distributes many well-known European OTC brands in the natural health and VMS, cough, cold and allergy, smoking cessation, personal care and derma-therapeutics, lifestyle, and anti-parasite categories.

•
Prescription Pharmaceuticals ("Rx") develops, manufactures, and markets a portfolio of generic and specialty pharmaceutical prescription drugs primarily for the U.S. and United Kingdom ("U.K.") markets.

Perrigo Company plc - Item 1
Business Overview

•	Specialty Sciences is comprised primarily of royalties received from assets focused on the management of multiple sclerosis (Tysabri®).

We also have an "Other" segment comprised of our active pharmaceutical ingredients ("API") business, which develops, manufactures, and markets API used worldwide by both generic and branded pharmaceutical companies. Financial information related to our business segments and geographic locations can be found in Item 8. Note 19.

NEW PRODUCTS

We consider a product to be new if it was reformulated or a product line extension due to changes in strength, flavor, color, etc.; a change in product status from "prescription only" ("Rx") to OTC; a new generic or branded launch; a new dosage form; or sold to a new geographic area with different regulatory authorities within 12 months prior to the end of the period for which net sales are being measured. New product sales totaled $231.1 million and $77.3 million for the six months ended December 31, 2015 and December 27, 2014, respectively, and $273.8 million, $231.4 million, and $122.3 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

CONSUMER HEALTHCARE

Overview

The CHC segment is focused primarily on the global sale of OTC store brand products, including cough, cold, allergy and sinus, analgesic, gastrointestinal, smoking cessation, infant formula and food, VMS, animal health, and diagnostic products. We are a market leader in many geographies, including the U.S., U.K., and Mexico, and we are growing our position in Australia. We are a global leader of consumer healthcare products sold to consumers via store brands or our own label brands. Consumer awareness and knowledge of the quality and value that OTC store brand products represent continues to grow due to retailer efforts to promote their own label programs. During the six months ended December 31, 2015, our CHC segment represented approximately 50% of consolidated net sales.

The CHC segment develops, manufactures, and markets products that are comparable in quality and effectiveness to national brands. Store brand products must meet the same U.S. Food and Drug Administration ("FDA") requirements as national brands within the U.S., and the requirements of comparable regulatory bodies outside the U.S. In most instances, our product packaging is designed to attract consumers and to invite and reinforce comparison to national brand products, while communicating store brand value to consumers.

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

We are dedicated to being the leader in developing and marketing new OTC store brand products and have a research and development ("R&D") staff that we believe is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. Our R&D team also responds to changes in existing national brand products by reformulating existing products. For example, in the OTC pharmaceutical market, certain new products are the result of changes in product status from Rx to OTC. These “Rx-to-OTC switches” require FDA approval through a process initiated by the drug innovator. The drug innovator usually begins the process by filing a New Drug Application ("NDA"), which is often followed by filing an Abbreviated New Drug Application ("ANDA"). See "Government Regulation and Pricing" below for more information on these FDA processes.

New drugs are also marketed through the FDA's OTC monograph process, which allows for the production of drugs that are generally recognized as safe and effective without pre-market approval. The CHC segment also develops, manufactures, and distributes certain branded products when the strategy is synergistic with our store

Perrigo Company plc - Item 1
CHC

brand business. Branded products include the Good Sense®, Sergeant's®, Sentry®, Herron®, and PetArmor® value brands, and the ScarAway® brand name.

We manufacture our products at our plants in the U.S., U.K., Mexico, Israel, and Australia, and we source our remaining needs from third parties. We rely on both internal R&D and strategic product development agreements with outside sources to develop new products. In addition, in order to maximize both our capacity and sales of proprietary formulas, we engage in contract manufacturing, which involves producing unique ANDAs and monograph products through partnerships with major pharmaceutical and direct-to-consumer companies.

We believe that our CHC segment's future growth will be driven by global population growth and an aging population with fewer people to fund healthcare within the developed world, which will increase the need for the greater value that our store brands products provide consumers. In addition, we believe that new products and more products switching from Rx to OTC (as described above) will continue to drive growth within the segment.

Recent Developments

As part of our announced organizational improvements, we are pursuing the sale of our VMS business within the CHC segment and expect the sale to take place during the first half of 2016. As of December 31, 2015, we reclassified the related VMS net assets to "held for sale" as discussed in Item 8. Note 9.

On August 28, 2015, we acquired ScarAway®, a leading U.S. OTC scar management brand portfolio comprised of five products, from Enaltus, LLC for $26.7 million in cash. This acquisition serves as our entry into the branded OTC business in the U.S. We may pursue additional branded OTC opportunities in the U.S. market.

Products

Our CHC segment offers products in the following categories:

Product Category	Description
Analgesics	Pain relievers and fever reducers
Cough/cold/allergy/sinus	Cough, cold, allergy, and sinus products
Gastrointestinal	Antacids, anti-diarrheal, and anti-heartburn products
Infant nutritionals	Infant formula and food products
Smoking cessation	Gums, lozenges, and other products designed to help users quit smoking
Animal health	Pet health and wellness products
VMS	Vitamins, minerals, and dietary supplements
Other	Feminine hygiene, diabetes care, dermatological care, diagnostic products, scar management, and other miscellaneous healthcare products

Perrigo Company plc - Item 1
CHC

The chart below reflects net sales by product category in the CHC segment for the six months ended December 31, 2015.

We launched a number of new CHC products in the six months ended December 31, 2015, most notably a line of reformulated infant formula products. Net sales related to new CHC products totaled $125.3 million and $36.3 million for the six months ended December 31, 2015 and December 27, 2014, respectively, and $155.2 million, $83.4 million, and $71.6 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

We, on our own or in conjunction with partners, received final approval from global health authorities for 38 new products within the CHC segment in the six months ended December 31, 2015, and as of December 31, 2015, we had 148 new product applications pending approval.

Sales and Marketing

Our customers include major global, national, and regional retail drug, supermarket, and mass merchandise chains such as Walmart, CVS, Walgreens/Rite Aid, Kroger, Target, Dollar General, Sam’s Club, Costco, Petco, Petsmart, Boots (U.K.), Tesco (U.K.), ASDA (U.K.), Woolworth (Australia), Coles (Australia), and major wholesalers, including McKesson, Cardinal Health, and AmerisourceBergen.

We seek to establish customer loyalty through superior customer service by providing a comprehensive assortment of high quality, value-priced products; timely processing, shipment and delivery of orders; assistance in managing customer inventories; and support in managing and building the customer’s store brand business. The CHC segment employs its own sales force to service larger customers, and it uses industry brokers for other retailers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to work most effectively with the customer. They assist customers by developing customized brand management and in-store marketing programs for customers' store brand products.

The primary objective of this store brand management approach is to enable our customers, retailers and wholesalers, to increase sales of their own store brand products by communicating store brand quality and value to the consumer and by inviting comparison to national brand products. Our sales and marketing personnel assist customers in the development and introduction of new store brand products and in the promotion of customers’ existing store brand products by providing market information; establishing individualized promotions and marketing programs, which may include floor displays, bonus sizes, coupons, rebates, store signs, and promotional packs; and performing consumer research.

Perrigo Company plc - Item 1
CHC

In contrast with national brand manufacturers, which incur considerable advertising and marketing expenditures targeted directly to the end user or consumer, the CHC segment’s primary marketing efforts are channeled through retailers and wholesalers and reach the consumer through our customers’ in-store marketing programs and our digital media programs. Because the retail profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions.

Our animal health category, which has a greater emphasis on value-branded products, promotes product awareness through direct-to-consumer advertising including television commercials, on-line advertising, in-store display vehicles, and social media. In addition to in-store marketing programs, our infant formula category markets directly to consumers and healthcare professionals.

Competition

The markets for OTC pharmaceuticals, nutritional products, and infant formula are highly competitive. Our primary competitors include manufacturers, such as LNK International, Inc., PL Developments, International Vitamin Corporation, and Dr. Reddy's Labs, and brand-name pharmaceutical and consumer product companies such as Johnson & Johnson, Pfizer, Bayer AG, Nestle S.A. (Gerber), Abbott Nutrition, NBTY, and Mead Johnson Nutrition Co. The competition is highly fragmented in terms of geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. However, some competitors do have larger sales volumes in certain of our categories. Additionally, national brand companies tend to have more resources committed to marketing their products and could in the future manufacture store brands of their products at lower prices than their national brand products. Competition is based on a variety of factors, including price, quality, assortment of products, customer service, marketing support, and approvals for new products. See Item 1A. Risk Factors - Risks Related to Operations for additional information and risks associated with competition.

BRANDED CONSUMER HEALTHCARE

Overview

We established the BCH segment during the fourth quarter of the fiscal year ended June 27, 2015, and it is comprised primarily of branded OTC sales attributable to Omega. The BCH segment develops, manufactures, markets, and distributes many well-known European OTC brands in the natural health and VMS, cough, cold and allergy, personal care and derma-therapeutics, lifestyle, smoking cessation, and anti-parasite categories. In addition, the segment leverages its broad regulatory, sales, and distribution infrastructure to in-license and sell non-owned brands and generic pharmaceutical products. The BCH segment distributes these products through an extensive network of pharmacies in 36 countries, primarily in Europe. Many BCH products are top sellers in the markets in which they compete. During the six months ended December 31, 2015, the BCH segment represented approximately 23% of consolidated net sales.

Through continued investment in R&D and new technologies, the BCH segment strives to offer high quality products that meet consumers' needs. The combination of internal R&D, in-licensing, acquisitions, and partnerships support the product pipeline, both in terms of brand expansion and product improvement. Currently, most R&D is performed by external partners with oversight by our teams. The segment has seven plants dedicated to manufacturing certain of its products, but over 70% of its production is outsourced to third parties. We plan to bring some of the segment's R&D and manufacturing in-house as we integrate Omega into Perrigo operations.

Unlike the CHC segment, which develops and markets store brand products, the BCH segment focuses on building brands. In many markets outside of the U.S., a brand marketing strategy can be more effective than a store brand strategy due to the absence of mass merchandisers and pharmacy chains, and because consumer acceptance of store brands is not as developed as it is in the U.S. Additionally, the absence of a centralized regulatory environment within Europe adds to the complexity of obtaining approvals for products in these markets.

Perrigo Company plc - Item 1
BCH

While the BCH segment sells products from over 300 brands both on its own and through third parties, it focuses its resources on its "Top 20 brands", which are selected on the basis of their current sales and growth potential in the OTC market. Additional resources are allocated to these brands to build strong positions in the largest, most highly profitable categories in the OTC market, while maintaining leadership in smaller branded categories.

Recent Developments

On September 15, 2015, we completed our acquisition of Naturwohl, a Munich, Germany-based nutritional business known for its leading German dietary supplement brand, Yokebe®, for €133.5 million ($150.4 million) in cash. On August 28, 2015, we completed the acquisition of a portfolio of well-established OTC brands from GSK for €200.0 million ($223.4 million) in cash. The portfolio included smoking cessation products, cold and flu treatments, pain relief products, nasal decongestants, and cold sore management products sold primarily in Europe. Both acquisitions built upon the global platform we established through the Omega acquisition and expanded our market share in the European OTC market.

Products

Below are the categories in which the BCH segment competes and some of the top brands in each category.

Product Category	Description	Top 20 Brands
Natural Health and VMS	Vitamins, minerals, supplements, and various other natural remedies.	Biover®/Abtei® Davitamon®/Etixx® Granufink®/Bional®

Cough, Cold, and Allergy	Products that address respiratory symptoms, including traditional medications and alternative treatments such as aromatherapy and homeopathic solutions.	Bittner®/Aflubin® Bronchodual® Physiomer® Phytosun®/Valda® Prevalin®/Beconase® Solpadeine®/Antigrippine®

Personal Care and Derma-Therapeutics	Products for the face and body, including sun care, baby-specific, and feminine hygiene products, and solutions for various skin conditions and allergies such as eczema, psoriasis and rosacea.	ACO® Bodysol®/Galenco® Dermalex®(Repair) Lactacyd® Wartner®

Lifestyle	Weight management, pregnancy and fertility kits, pain relief, sleep management, smoking cessation, and eye care.	Paravet®/Clément-Thékan® Predictor® Silence®/Nytol® XLS (Medical)®

Anti-Parasite	Products focused on the elimination of parasites in both humans and pets including lice treatment and insect repellent.	Jungle Formula® Paranix®

Certain brands are considered "combination brands", as they are marketed under different names depending on the market in which they are sold. For these combination brands, we select the most appropriate products from each product line for the country where they will be marketed, then adopt the brand name that best matches local consumer preference.

We launched a number of new BCH products in the six months ended December 31, 2015, most notably lifestyle products such as XLS Max strength and cough and cold products such as Bronchostop®. New product sales during the six months ended December 31, 2015 totaled $62.6 million. During 2016, the BCH segment will focus on re-invigorating growth behind the newly acquired GSK brands Niquitin® and Coldrex® and rolling out the Yokebe® meal replacement range across Europe. The BCH segment has more than 50 strategic new products in five product categories in development, with each of its Top 20 brands having a five-year innovation master plan.

Perrigo Company plc - Item 1
BCH

Sales and Marketing

Our customers include pharmacies, drug, and grocery stores located primarily in Europe, including Boots, ASDA, Tesco, DM, Rossmann, ETOS, and Kruidvat. The BCH segment sells its products through an established pharmacy sales force and an extensive network of pharmacists. Our sales representatives visit pharmacists daily, ensuring strong in-store visibility of our brands and facilitating pharmacist education programs. Our sales, marketing, and regulatory teams use training/merchandising teams to work in conjunction with base sales representatives to identify, implement, and defend healthcare claims for key products. We seek to attract key talent personnel from leading OTC, fast moving consumer goods ("FMCG"), and Rx companies to build strong local teams throughout the countries in which the BCH segment operates.

While BCH products have a higher average gross margin than products sold by the CHC segment, selling expenses are significantly higher for our BCH products due to the sales force mentioned above, as well as targeted advertising and promotional spending to enhance brand equity. Key marketing communication tools include TV commercials, consumer leaflets, product websites, and targeted promotional campaigns.

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

PRESCRIPTION PHARMACEUTICALS

Overview

The Rx segment develops, manufactures, and markets a portfolio of generic and specialty pharmaceutical prescription drugs primarily for the U.S. and U.K. markets. We define this portfolio as predominantly "extended topical" and "specialty" as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions, and powders. The portfolio also includes select controlled substances, injectables, hormones, women's health products, oral solid dosage forms, and oral liquid formulations. During the six months ended December 31, 2015, the Rx segment represented approximately 20% of consolidated net sales.

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

We manufacture our topical, specialty, and oral products in the U.S., Israel, and U.K., and also source from various FDA-approved third parties. Rx products are manufactured, labeled, and packaged in facilities that comply with strict regulatory standards and meet customers’ stringent requirements.

In addition, the Rx segment offers OTC products through the prescription channel (referred to as "ORx®", these products are marketed using the Perrigo name). ORx® products are OTC products that are available for pharmacy fulfillment and healthcare reimbursement when prescribed by a physician. We offer numerous ORx® products that are reimbursable through many health plans and the U.S. Medicaid and Medicare programs.

We actively collaborate with other pharmaceutical companies to develop, manufacture, and market certain products or groups of products. These types of agreements are common in the pharmaceutical industry. We may choose to enter into these types of agreements to, among other things, leverage our or our collaborators' scientific R&D expertise, or utilize our extensive marketing and distribution resources. See Item 8. Note 1 for more

Perrigo Company plc - Item 1
Rx Pharmaceuticals

information regarding our method for recognizing revenue and expenses related to collaboration agreements, as well as Item 8. Note 17 for more information regarding our current collaboration agreements.

Recent Developments

On January 22, 2016, we closed on the acquisition of a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), which is a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, for $415.0 million in cash. We were the authorized generic distributor of these products from 2005 to 2013 before the agreement was terminated. The acquisition complemented our Rx portfolio, furthering our "extended topicals" strategy.

On December 15, 2015, we completed our acquisition of Entocort® (budesonide) capsules, as well as the authorized generic capsules currently marketed by Par Pharmaceuticals, for sale within the U.S., from AstraZeneca plc for $380.2 million in cash. Entocort® is a gastroenterology medicine for patients with mild to moderate Crohn's disease, and the acquisition complemented our Rx portfolio.

Products

Listed below are some of the generic prescription products, including authorized generic and ORx® products, that we manufacture and/or distribute:

Generic Name (1)	Comparative Brand-Name Drug
Adapalene cream	Differin®
Bacitracin ophthalmic ointment	N/A
Benzoyl peroxide 5% - clindamycin 1% gel (2)	BenzaClinTM
Budesonide (2)	Entocort® (2)
Clindamycin foam	Evoclin®
Clindamycin phosphate and benzoyl peroxide gel	Duac®
Clobetasol foam, lotion and shampoo	Olux®, Olux-E®, Clobex®
Desonide cream, ointment	Desonate®, Tridesilon®
Dihydroergotamine injection	D.H.E. 45
Halobetasol ointment and cream	Ultravate®
Hydrocortisone suppositories	N/A
Mupirocin ointment	Bactroban®
Nystatin topical powder	Mycostatin®
Permethrin cream	Elimite®
Potassium chloride(2)	Klor-Con®
Tacrolimus	Protopic®
Testosterone 1% gel	Androgel
Testosterone cypionate injection	Depo®, Testosterone
Triamcinolone acetonide nasal spray	Nasacort® AQ
Triamcinolone cream/ointment	Triderm™/Kenalog™

(1)    Contains the same active ingredients present in the same dosage form as the comparable brand-name drug
(2)    New product launched during the six months ended December 31, 2015.

Net sales related to new products were $43.0 million and $41.0 million for the six months ended December 31, 2015 and December 27, 2014, respectively, and $119.0 million, $106.4 million, and $48.6 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

During the six months ended December 31, 2015, we, on our own or in collaboration with partners, received final approval from global health authorities for 10 Rx drug applications, and as of December 31, 2015, we had 59 Rx drug applications pending approval.

Perrigo Company plc - Item 1
Rx Pharmaceuticals

Sales and Marketing

Our customers include major wholesalers, including Cardinal Health, McKesson, and AmerisourceBergen; sourcing groups such as Red Oak; national and regional retail drug, supermarket and mass merchandise chains, including Walgreens/Rite Aid, Walmart, CVS, Kroger, and Safeway; hospitals; and pharmacies. ORx® products are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as our OTC pharmaceutical and nutritional products. In addition, we have a small specialty sales force consisting of representatives who visit healthcare professionals to educate them on the unique clinical characteristics and benefits of our branded products. We are broadening our direct to physician promotional capabilities by expanding our field sales team and other internal resources. Our branded pharmaceutical team continues to invest in the women's health, ophthalmic, and dermatology therapeutic areas.

Competition

The market for Rx products is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of their branded products (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations, and manufacturers of therapeutically similar drugs. Among our generic drug manufacturer competitors are Allergan plc, Apotex Corp., Glenmark Generics Inc., Impax Laboratories, Inc., Mylan, Prasco, LLC, Sandoz, Sun Pharmaceuticals, Taro Pharmaceuticals, Teva Pharmaceutical Industries Ltd., Triax Pharmaceuticals, LLC, and Zydus Pharmaceuticals, Inc.

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

SPECIALTY SCIENCES

Overview

The Specialty Sciences segment is comprised primarily of assets focused on the treatment of multiple sclerosis, specifically in connection with the drug Tysabri® (natalizumab). We are entitled to royalty payments from Biogen Idec Inc. ("Biogen") based on its Tysabri® sales in all indications and geographies. We received royalties of 12% on worldwide Biogen sales of Tysabri® from December 18, 2013 through April 30, 2014. Beginning on May 1, 2014, we received, and going forward we will receive, royalties of 18% on annual worldwide Biogen sales of Tysabri® up to $2.0 billion and 25% on annual sales above $2.0 billion. During the six months ended December 31, 2015, Specialty Sciences represented approximately 6% of consolidated net sales.

Competition

Tysabri® is a complex biological product, with the majority of its patents protected through 2024, and is administered under a strict Risk and Evaluation Mitigation Strategy ("REMS") program. In the event that the patent is invalidated or is infringed upon and a biosimilar is introduced, the financial performance of our Specialty Sciences segment would be materially adversely affected. Tysabri® competes with many companies that are working to develop successful new therapies or alternative formulations of products for multiple sclerosis. If any of these competing products have a similar or more attractive profile in terms of efficacy, convenience, or safety, future sales of Tysabri® could be limited. However, the competition may be limited in its product development as Tysabri® is administered under an FDA-approved REMS programs. See Item 1A. Risk Factors - Risks Related to Operations for related risks.

Perrigo Company plc - Item 1
Other

OTHER

Overview

We have an Other segment that is comprised of API products, which does not meet the quantitative threshold required to be a separately reportable segment. We develop, manufacture, and market API products, which are used worldwide by both generic and branded pharmaceutical companies. Certain of these ingredients are used in our own pharmaceutical products. The manufacturing of API occurs primarily in Israel with some production in India.

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

Because our API customers depend on high quality supply and regulatory support, we focus on rigorous quality assurance, quality control, and regulatory compliance as part of our strategic positioning. Our quality system is designed to comply with the regulatory requirements of the FDA, the European Medicines Agency ("EMA"), and other regulatory agencies such as the Australian Therapeutic Goods Administration. We are regularly inspected by various regulatory authorities and customers.

Recent Developments

We are pursuing the sale of our API business based in India and expect the sale to take place during 2016. As of December 31, 2015, we reclassified India's net assets to "held for sale" as discussed in Item 8. Note 9.

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

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

Research and Development

R&D is a key component of our business strategy and, while managed centrally, is performed in various locations in the countries in which we operate. While we conduct a significant amount of our own R&D, we also enter into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products.

R&D spending was $88.2 million and $89.8 million for the six months ended December 31, 2015, and December 27, 2014, respectively, and $187.8 million, $152.5 million, and $115.2 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively. In addition, we wrote off in-process research and development from previous acquisitions totaling $6.0 million during the fiscal year ended June 28, 2014 and $9.0 million during the fiscal year ended June 29, 2013 due to changes in the projected development and regulatory timelines for various projects.

The six months ended December 31, 2015 included incremental R&D expense due to the Omega acquisition. The six months ended December 27, 2014 included a $10.0 million payment made in connection with our entry into a collaboration arrangement. The fiscal year ended June 27, 2015 also included incremental R&D expense due to the Omega acquisition, as well as the payment made in relation to the collaboration arrangement noted above, and an R&D contractual arrangement under which we funded $18.0 million of R&D. The fiscal year ended June 28, 2014 included incremental R&D expense attributable to the Sergeant's Pet Care Products, Inc. ("Sergeant's") and Velcera Inc. ("Velcera") acquisitions that closed during the previous fiscal year, as well as R&D

Perrigo Company plc - Item 1

expense related to the ELND005 Phase 2 clinical program in collaboration with Transition Therapeutics, Inc. ("Transition"), which we acquired from Elan. We ended our collaboration with Transition during the third quarter of the fiscal year ended June 28, 2014 and are no longer responsible for ongoing development activities and costs associated with ELND005. The fiscal year ended June 29, 2013 included incremental R&D expenses attributable to the acquisition of Sergeant's, Velcera, and Rosemont Pharmaceuticals Ltd. See Item 8. Note 2 and Item 8. Note 17 for more information on the acquisitions, collaboration arrangement, and R&D contractual arrangement noted above.

We anticipate that R&D expenditures will increase in dollar terms but will remain relatively flat to slightly higher as a percentage of net sales for the foreseeable future as we continue to cultivate our presence in the Rx-to-OTC switch and generic pharmaceutical markets, and develop our internal R&D capabilities. See Item 1A. Risk Factors - Risks Related to Operations for risks associated with innovation and R&D.

Trademarks and Patents

While we own certain trademarks and patents, neither our business as a whole, nor any of our segments, is materially dependent upon our ownership of any one trademark or patent or group of trademarks or patents.

Materials Sourcing

Affordable high quality raw materials and packaging components are essential to all of our business units due to the nature of the products we manufacture. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets, and components are limited, or are available from one or only a few suppliers. While we have the ability to manufacture and supply certain API for our OTC and Rx products, an increasing number of components and finished goods are purchased rather than manufactured because of temporary production limitations, FDA restrictions, economic conditions, or other factors.

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

Manufacturing and Distribution

Our primary manufacturing facilities are in the U.S. and Israel. We also have secondary manufacturing facilities in the U.K., Belgium, France, Germany, Austria, Mexico, Australia, and India, along with a joint venture in China. See Item 1A. Risk Factors - Risks Related to Operations for risks associated with our manufacturing facilities. We supplement our production capabilities with the purchase of products from outside sources. The capacity of some facilities may be fully utilized at certain times for various reasons, such as customer demand, the seasonality of the cough/cold/flu, allergy, or flea and tick seasons, and new product launches. We may utilize available capacity by performing contract manufacturing for other companies. We have logistics facilities in the U.S., Israel, Mexico, Australia, and numerous locations throughout Europe. We use contract freight and common carriers to deliver our products.

Perrigo Company plc - Item 1

Significant Customers

Our primary customer base aligns with the concentration of large drug retailers in the current global retail drug industry marketplace. Walmart is our largest customer and accounted for 13% of consolidated net sales for the six months ended December 31, 2015, 15% for the fiscal year ended June 27, 2015, and 19% for both the fiscal years ended June 28, 2014 and June 29, 2013. Sales to Walmart are primarily in the CHC segment. As a percentage of our total U.S. OTC sales, our sales to Walmart closely align with Walmart's U.S. retail market share. While we do not anticipate a change in the foreseeable future, should our current relationship with Walmart change adversely, the resulting loss of business could have a material adverse impact on our consolidated and CHC segment operating results and financial position. In addition, while no other customer individually comprises more than 10% of total net sales, we do have other significant customers. We believe we generally have good relationships with all of our customers. See Item 1A. Risk Factors - Risks Related to Operations for risks associated with customers.

Seasonality

Historically we have been impacted by seasonal demand and consumer dynamics in the retail environment in which our customers operate. Sales of OTC pharmaceutical products in the CHC segment are typically subject to seasonal demands for cough/cold/flu products from September through March and allergy products from April through September. Our BCH segment's sales are also impacted by seasonality and tend to peak in April through June due to increased demand for seasonal health and wellness products. In addition, our animal health products are subject to seasonal demand for flea and tick products that typically peaks during the warmer weather months, from March through June. Our Rx, Specialty Sciences, and Other segments' sales are not generally impacted by seasonal conditions. Accordingly, operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for a full year.

Environmental

We are subject to various environmental laws and regulations. We have made, and continue to make, expenditures necessary to comply with applicable environmental laws, but do not believe that the costs for complying with such laws and regulations have been or will be material to our business. We do not have any material remediation liabilities outstanding.

While we believe that climate change could present risks to our business, including increased operating costs due to additional regulatory requirements, physical risks to our facilities, water limitations, and disruptions to our supply chain, we do not believe these risks are material to our business in the near term.

Corporate Social Responsibility

We are committed to doing business in an ethical manner. We also have a long history of environmentally sound and efficient operations, safe and healthy working conditions, and active participation in the communities where we are located. As reflected in our Corporate Social Responsibility Commitment Statement available on our website, we remain committed to:

•	Helping consumers access safe, effective and affordable healthcare products;

•	Strong corporate governance;

•	Complying with regulatory and legal requirements;

•	Demonstrating environmental stewardship;

•	Continuously improving packaging sustainability;

•	Protecting human rights of our global employees and challenging our partners to do the same;

•	Providing a safe and healthy work environment for our employees;

•	Diversity and gender equality of our Board of Directors, management, and employees; and

•	Establishing effective community partnerships.

Perrigo Company plc - Item 1

Through these efforts, we strive to minimize our impact on the environment, drive responsible business practices, and ensure the welfare of our employees, their families, and the communities in which we operate now and into the future.

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

United States Regulation

U.S. Food and Drug Administration

The FDA has jurisdiction over our ANDA, NDA, Drug Efficacy Implementation, and OTC monograph drug products, infant formulas, dietary supplements, food products, and medical devices. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage, distribution, and promotion of these products. We are committed to consistently providing our customers with high quality products that adhere to "current Good Manufacturing Practices" ("cGMP") regulations promulgated by the FDA.

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

We also market generic prescription drugs and other products that have switched from prescription to OTC status. Prior to commercial marketing, these products require approval by the FDA of an ANDA or NDA that provides information on chemistry, manufacturing controls, clinical safety, efficacy and/or bioequivalence, packaging, and labeling. While the development process for a generic drug generally requires less time and expense than the development process for a new drug, the size and duration of required studies can vary greatly. The current average ANDA approval time is approximately 42 months from the date an ANDA is submitted. NDA approvals are typically achieved in 12 months or less. Changes to a product marketed under an ANDA or NDA are governed by specific FDA regulations and guidelines that define when proposed changes can be implemented and whether prior FDA notice and/or approval is required.

Under the Federal Food, Drug and Cosmetic Act, as amended ("FFDCA") (the Hatch-Waxman amendments), a company submitting an NDA can obtain a three-year period of marketing exclusivity for a prescription or OTC product if it performs a clinical study that is essential to FDA approval. Longer periods of exclusivity are possible for new chemical entities, orphan drugs (those designated under section 526 of the FFDCA) and drugs under the Generating Antibiotic Incentives Now Act. During this exclusivity period, the FDA cannot approve any ANDAs for a similar or equivalent generic product, which can preclude us from marketing a similar product during this period. A company may obtain an additional six months of exclusivity if it conducts pediatric studies requested by the FDA on the product. This exclusivity can delay both the FDA approval and sales of certain products.

Perrigo Company plc - Item 1
Regulation

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

The U.S. government's Federal Drug Supply Chain Security Act ("DSCSA") requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. The serialization of all Rx products distributed in the U.S. needs to be completed by November 27, 2017, with the requirement for tracking the products commencing on November 27, 2023. Requirements for the tracing of products at the lot level through the pharmaceutical distribution supply chain went into effect on January 1, 2015 for manufacturers, wholesale distributors, and re-packagers, and on July 1, 2015 for dispensers.

Infant Formula and Foods

The FDA’s Center for Food Safety and Applied Nutrition is responsible for the regulation of infant formula. The Office of Nutrition, Labeling and Dietary Supplements ("ONLDS") has labeling responsibility for infant formula, while the Office of Food Additive Safety ("OFAS") has program responsibility for food ingredients and packaging. The ONLDS evaluates whether an infant formula manufacturer has met the requirements under the FFDCA and consults with the OFAS regarding the safety of ingredients in infant formula and of packaging materials for infant formula.

All manufacturers of pediatric nutrition products must begin with safe food ingredients, which are either generally recognized as safe or approved as food additives. The Infant Formula Act provides specific requirements for infant formula to ensure the safety and nutrition of infant formulas, including minimum and, in some cases, maximum levels of specified nutrients.

Before marketing a particular infant formula, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation consistent with the FDA’s labeling, nutrient content, and manufacturer quality control requirements. A manufacturer must notify the FDA at least 90 days before the marketing of any infant formula that differs fundamentally in processing or in composition from any previous formulation produced by the manufacturer. We actively monitor this process and make the appropriate adjustments to remain in compliance with recent FDA rules regarding cGMP, quality control procedures, quality factors, notification requirements, and reports and records for the production of infant formulas.

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

Perrigo Company plc - Item 1
Regulation

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

Our U.S. dietary supplement facilities have been inspected by the FDA and are operating in compliance with dietary supplement cGMPs.

Active Pharmaceutical Ingredients

We develop and manufacture API in Israel and India for export to the U.S. and other global markets. Before API can be commercialized in the U.S., we must submit a drug master file ("DMF") that provides the proprietary information related to the manufacturing process. The FDA inspects the manufacturing facilities to assess cGMP compliance, and the facilities and procedures must be cGMP compliant before API may be exported to the U.S.

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

Perrigo Company plc - Item 1
Regulation

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

The Medicaid rebate agreement provides that the drug manufacturer will remit rebates to each state Medicaid agency on a quarterly basis based on pricing data reported by the manufacturer to CMS, including Average Manufacturer Price ("AMP") and, in the case of innovator products, Best Price ("BP"). We report AMP on a monthly and quarterly basis and BP on a quarterly basis. The minimum rebate amounts due are as follows: for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the AMP for the quarter; for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the BP for that same quarter. Manufacturers also pay an additional rebate on innovator drugs where price increases since launch have

Perrigo Company plc - Item 1
Regulation

outpaced inflation. Beginning with the first quarter of 2017, an additional rebate is due for noninnovator products, which is calculated somewhat differently from the innovator product additional rebate.

Under health reform legislation enacted in 2010 (the "Health Reform Law"), CMS is preparing to use AMPs to calculate a type of U.S. federal ceiling on reimbursement rates to pharmacies for multiple source drugs under the Medicaid program, known as the federal upper limit ("FUL"). CMS has been publishing draft FULs based on reported AMPs. CMS also surveys and publishes retail community pharmacy acquisition cost information to provide state Medicaid agencies with a basis for comparing their own reimbursement and pricing methodologies and rates. On February 1, 2016, CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate program under the Health Reform Law. This regulation becomes effective on April 1, 2016.

U.S. law also requires that a company that participates in the Medicaid rebate program report average sales price ("ASP") information to CMS for each calendar quarter for certain categories of drugs that are paid under Part B of the Medicare program. CMS uses these submissions to determine payment rates for drugs under Medicare Part B.

Pricing and rebate calculations are governed by statutory and regulatory requirements that are complex, vary among products and programs, can change over time, and are subject to interpretation by us, governmental or regulatory agencies, and the courts. In the case of the Medicaid rebate program, if we become aware of errors in our prior price submissions, or a prior BP submission needs to be updated due to late arriving data, we must resubmit the updated data for a period not to exceed 12 quarters from the quarter in which the data originally was due. Such restatements and recalculations increase our cost of compliance with the Medicaid rebate program, and corrections can result in an overage or underage of our rebate liability for past quarters, depending on the nature of the correction.

U.S. law requires any company that participates in the Medicaid rebate program to also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The ceiling price is derived from the data the manufacturer reports under the Medicaid rebate program and therefore any changes to statutory or regulatory requirements applicable to the Medicaid price figures may impact the 340B ceiling price calculation as well. 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.

U.S. law also requires any company that participates in the Medicaid rebate program and Medicare Part B and that wants its covered drugs paid for by certain federal agencies and grantees participate in the Department of Veterans Affairs ("VA") Federal Supply Schedule (“FSS”) pricing program. Accordingly, we must enter into an FSS contract with the VA, whereby our "covered drugs" are available to the VA, the Department of Defense, the Public Health Service, and the Coast Guard at pricing that is capped pursuant to a statutory Federal Ceiling Price (“FCP”).

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

Perrigo Company plc - Item 1
Regulation

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

Regulation Outside the U.S.

We develop and manufacture products and market third-party manufactured products in regions outside the U.S., including Russia, South Africa, Israel, Mexico, and Australia, as well as countries in Asia, South America, the Middle East, and Eastern and Western Europe, each of which has its own regulatory environment. The majority of our sales outside the U.S. are in the following categories: OTC/Rx pharmaceuticals, medical devices, dietary supplements (including VMS) and cosmetics.

Perrigo Company plc - Item 1
Regulation

European Union

OTC and Rx Pharmaceuticals

The European pharmaceutical industry is highly regulated and much of the legislative and regulatory framework is driven by the European Parliament and the European Commission. This has many benefits, including the potential to harmonize standards across the complex European market. However, obtaining regulatory agreement across member states presents complex challenges that can lead to delays in the regulatory process.

In the European Union (“EU”), as well as many other locations around the world, the manufacture and sale of medicinal products is regulated in a manner substantially similar to that of the U.S. requirements, which generally prohibit the handling, manufacture, marketing, and importation of any medicinal product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain data related to product efficacy and safety, including results of clinical testing and / or references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or if it is manufactured or marketed other than in accordance with registration conditions.

Between 1995 and 1998, the over-arching legislation that governs medicinal products was revised in an attempt to simplify and harmonize product registration. This revised legislation introduced the mutual recognition procedure (“MRP”), whereby after approval of a marketing authorization by regulatory authorities in the reference member state (“RMS”), additional marketing authorizations could be submitted to other concerned member states to obtain a product license. In November 2005, the medicinal product legislation was further revised to introduce the decentralized procedure (“DCP”) whereby marketing authorizations are submitted simultaneously to the RMS and select concerned member states. In 2005, the EMA also opened up the centralized procedure to sponsors of marketing authorizations for generic medicinal products. Unlike the MRP and DCP, the centralized procedure results in a single marketing authorization and product labeling across all member states that will allow a sponsor to file for individual country reimbursement and make the medicine available in all the EU countries listed on the application. Marketing authorizations and subsequent product licenses are granted to applicants only after the relevant health authority issues a positive assessment of quality, safety and efficacy of the product.

In addition to obtaining marketing authorization for each product, all member states require that a manufacturer’s facilities obtain approval from an EU Regulatory Authority. The EU has a code of GMP that each manufacturer must follow and comply with. Regulatory authorities in the EU may conduct inspections of the manufacturing facilities to review procedures, operating systems, and personnel qualifications. We believe that our policies, operations and products comply in all material respects with existing regulations to which our operations are subject.
Some elements of the European Falsified Medicines Directive (the “Directive”) were enacted into national laws during 2013. The provisions of the Directive are intended to reduce the risk of counterfeit medicines entering the supply chain and also to ensure the quality of API manufactured outside of the EU. The Directive required the serialization of all Rx and some OTC products, similar to the DSCSA in the U.S.
In the EU, member states regulate the pricing of prescription medicinal products, and in some cases, the formulation and dosing of products. This regulation is handled by individual member state national health services. These individual regulatory bodies can result in considerable price differences and product availability among member states. The implementation of tendering systems for the pricing of pharmaceuticals in several countries generally impacts drug pricing for generics; generally “tendering” refers to a system that requires bids to be submitted to the government by competing manufacturers to be the exclusive, or one of a few, suppliers of a product in a particular country.
Data exclusivity provisions exist in many countries, although the application is not uniform. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of the brand-name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the submission of generic drug applications for some products even after the patent protection has expired.

Perrigo Company plc - Item 1
Regulation

The requirements deriving from European pharmacovigilance legislation are constantly expanding due to increasing guidance on good vigilance practices and increased communication on inspectors’ expectations. Pharmacovigilance fee legislation became effective in late 2014 to support health authority assessment of pharmacovigilance safety evaluation reports, study protocols for post authorization safety studies and referrals. Once approved, the advertising of pharmaceuticals in the EU is governed by national regulations and guidelines. Within certain member states this is overseen by a self-certification process whereas in others national governance bodies approve material prior to release.

Medical Devices

The EU has enacted into law numerous directives and adopted many harmonizing standards pertaining to a wide range of industrial products, including medical devices. Medical devices that comply with the requirements of applicable directives are entitled to bear the CE marking of conformity, which indicates that the device conforms to the applicable requirements of the directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an organization accredited by a member state. Assessment by a Notified Body includes an audit of the manufacturer’s quality system and may also include specific testing of the product. This assessment is a prerequisite for a manufacturer to commercially distribute the product throughout the EU.

Dietary Supplements (including VMS)

Dietary supplements are subject to several regulations that inform the selection of ingredient levels and how products can be described on packaging and in advertising. These regulations include: Food Supplements Directive 2002/46/EC, Food Information to Consumers Regulation (EU) No 1169/2011, Permitted Vitamins and Minerals Regulation (EC) 1170/2009, Food Additives Regulation (EC) 1333/2008, and Nutritional & Health Claims Regulation (EC) No 1924/2006, and starting in July 2016, the Foods Intended for Particular Nutritional Uses Directive 2009/39/EC & Regulation (EU) 609/2013.

EU rules on nutrition and health claims, which were established by Regulation EC 1924/2006, apply to any nutritional or health claim by a manufacturer. The objective of the regulation is to ensure that claims made in food labeling or advertising are clear, accurate and based on scientific evidence. The European Food Safety Authority, an advisory panel to the European Commission, performs all scientific assessments of health claims on food and supplement labels. An EU register of nutrition and health claims exists to document approved, pending, and rejected claims.

Cosmetics

Cosmetic products in the EU market must comply with Regulation EC No. 1223/2009. This regulation requires manufacturers to prepare a product safety report prior to placing a cosmetic product in the market. In addition, for each cosmetic product placed in the market, a “responsible person” must be designated to oversee compliance with the regulation’s reporting requirements. Commission Regulation EU No. 655/2013 establishes the common criteria and justification for claims to be used in the packaging and advertising of cosmetics products.

Employees

As of December 31, 2015 we had approximately 13,300 full-time and temporary employees worldwide, of which approximately 2,700 were covered by collective bargaining agreements. The majority of our employees covered by collective bargaining agreements are located in Europe, Mexico, and Israel. We consider our employee relations generally satisfactory.

Available Information

Our principal executive offices are located at the Treasury Building, Lower Grand Canal Street, Dublin 2, Ireland and our administrative offices are located at 515 Eastern Avenue, Allegan, Michigan 49010. Our telephone number is +353 1 7094000. Our website address is www.perrigo.com, where we make available free of charge our reports on Forms 10-KT, 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably

Perrigo Company plc - Item 1

practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov and www.isa.gov.il.

ITEM 1A.	RISK FACTORS

Risks Related to Operations

If we do not continue to rapidly develop, manufacture, and market innovative products that meet customer demands, we may lose market share and our net sales may be negatively impacted.

Our continued growth is due in large part to our ability to rapidly develop, manufacture, and market products that meet customer requirements for quality, safety, efficacy, and cost effectiveness. Continuous introductions of new products and product categories are critical to our business. If we do not continue to develop, manufacture, and market new products, we could lose market share, and our net sales may be negatively impacted. See Item 1. Business - Research and Development for more information.

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

•
Our product margins may decline over time due to our products' aging life cycles, changes in consumer choice, changes in competition for our existing products, or the introduction of next generation innovative products; therefore, new product introductions are necessary to maintain our current financial condition. If we are unable to continue to create new products, we may lose market share or experience pricing pressure, and our net sales may be negatively impacted.

•
We must prove that the ANDA regulated drug products in our CHC and Rx segments are bioequivalent to their branded counterparts, which requires bioequivalence studies, and in the case of topical products, even more extensive clinical endpoint trials to demonstrate the efficacy. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly, and subject to a high degree of business risk. Products currently under development, if and when fully developed and tested, may not perform as expected, may not pass required bioequivalence studies, or may be the subject of intellectual property challenges. Necessary regulatory approvals may not be obtained in a timely manner, if at all, and we may not be able to successfully and profitably produce and market such products. This could negatively impact our net sales.

•
Our ability to attract and retain scientists proficient in emerging delivery forms and/or contracting with a third party in order to generate new products of this type is critical to our long-term plans. If we fail to attract and retain this talent, our long-term sales growth and profit could be adversely impacted.

•
Even upon the successful development of a product, our customer's failure to launch a product successfully, or delays in manufacturing, could adversely affect our operating results. In addition, the FDA or similar regulatory agency could impose higher standards and additional requirements, such as requiring more supporting data and clinical data than previously required, in order to gain regulatory clearance to launch new formulations into the market, which could negatively impact our future net sales.

•
We contract with clinical research organizations ("CROs") to conduct various studies that are used to support our new product development program. During the third quarter of our fiscal year ended June 29, 2013, certain of these CROs began bankruptcy or receivership proceedings, including PRACS Institute, LLC, PRACS Institute Canada B.C. Ltd., Comprehensive Clinical Development, Inc., and their related entities. It is uncertain what impact these insolvency proceedings may have on their ability to deliver their study results to us or on our ability to rely on their research. To the extent these CROs cannot deliver their study results to us or we cannot rely, in whole or in part, on the research conducted by them, we may be required to delay the launch of new products, which could have a material adverse impact on our future

Perrigo Company plc - Item 1A
Risk Factors

operating results. The FDA may be limited in its ability to inspect CROs' study facilities or to gain access to source study documents, which may result in us having to repeat biostudies. If these scenarios occur, it could result in approval delays for new products, which could adversely impact our future net sales. These situations are unique, and we are unable to predict the FDA's position on the studies conducted by these now bankrupt CROs.

Our CHC and BCH segments are impacted by changes in consumer preferences. If we are unable to adapt to these changes, we may lose market share and our net sales may be negatively impacted.

While the market for store brand products has grown in recent years, there can be no assurance that the pace of this growth will continue. Additionally, consumer preferences related to health and nutritional concerns may change, which could negatively impact demand for our CHC and BCH products or cause us to incur additional costs to change our products or product packaging.

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

•
Our BCH segment's success is dependent on the continued growth in demand for its lifestyle products, which include weight-loss products and various dietary supplements. If demand for these products decreases, our BCH segment's results of operations would be negatively impacted.

•
Our CHC customers may request changes in packaging to meet consumer demands, which could cause us to incur inventory obsolescence charges and redesign costs, which in turn would negatively impact our CHC segment's results of operations.

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

As described in Item 1. Business - Major Recent Developments, we closed on the Omega acquisition on March 30, 2015. In addition to the risks mentioned under "We may not realize the benefits of business acquisitions and divestitures we enter into, which could have a material adverse effect on our operating results", the Omega acquisition exposes us to a number of business, financial, and competitive risks, including:

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

Perrigo Company plc - Item 1A
Risk Factors

•
Compliance with differing regulatory and legal requirements, including tax laws, trade laws, labor, safety, local content, consumer protection regulation, and import or export licensing requirements; and

•	Consistency and transparency of foreign tax systems, transfer pricing stability across jurisdictions, and our ability to reinvest earnings and cash as appropriate.

Many of these factors are beyond our control, and any one of them could result in increased costs, decreased net sales, and diversion of management’s time and energy, any or all of which could materially impact our business, financial condition, and results of operations.

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

We are subject to the regulations of a variety of U.S. and non-U.S. agencies related to the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising, and sale of our products as described in detail in Item 1. Business - Government Regulation and Pricing. Government regulation in the markets in which we operate could impact our business, and our future results could be adversely affected by changes in such regulations or policies. Below are some of the ways in which government regulation could impact our business and/or financial results:

•
We must obtain approval from the appropriate regulatory agencies in order to manufacture and sell our products in the regions in which we operate. Obtaining this approval can be time consuming and costly. There can be no assurance that, in the event we submit an application for a marketing authorization to any global regulatory agency, we will obtain the approval to market a prescription or OTC product and/or that we will obtain it on a timely basis. Laws unique to the U.S. regulatory framework encourage generic competition by providing eligibility for first generic marketing exclusivity if certain conditions are met. If we are granted generic exclusivity, the exclusivity may be shared with other generic companies, including authorized generics; or it is possible that we may forfeit 180-day exclusivity if we do not obtain regulatory approval or begin marketing the product within the statutory requirements. Finally, if we are not the first to file our ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of our product.

•
Global regulatory agencies regularly inspect our manufacturing facilities and the facilities of our third-party suppliers. The failure of one of our facilities, or a facility of one of our third-party suppliers, to comply with applicable laws and regulations may lead to a breach of representations made to our customers, or to regulatory or government action against us related to the products made in that facility. Such action could include suspension of or delay in regulatory approvals. If the compliance violations are severe, agencies of the government may initiate product seizure, injunction, recall, suspension of production or distribution of our products, loss of certain licenses or other governmental penalties, or civil or criminal prosecution, thereby impacting the reputation of all of our products.

•
In the U.S., the DSCSA requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period beginning on January 1, 2015, for manufacturers, wholesale distributors, and re-packagers, and on July 1, 2015 for dispensers. Similarly, the European Commission passed legislation requiring new product packaging ‘safety features’ to prevent falsification of medicinal products primarily within the

Perrigo Company plc - Item 1A
Risk Factors

prescription medicines sector. The act was adopted in October 2015 but has yet to be officially published. Marketing Authorization holders will have 3 years from the publication date to implement the necessary changes or risk forfeiting their product licenses. Compliance with the new U.S. and EU electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens.

•
Global regulatory agencies highly scrutinize any product application submitted to switch a product from physician prescribed Rx to unsupervised OTC use by the general public.The expansion of Rx-to-OTC switches is critical to our future growth. Reluctance of regulatory agencies to approve Rx-to-OTC switches in new product categories could impact that growth.

•
Several bills have been introduced in U.S. Congress that could, if enacted, affect the manufacture and marketing of Rx and OTC drugs including labeling and packaging. For example, the FDA is proposing to change existing regulations to permit generic drug application holders to revise their labeling without prior FDA review to add new safety information that may differ from the corresponding brand drug. The FDA announced that the Final Rule is targeted for publication by June 2016. If this proposed regulatory change is adopted, it may eliminate the preemption of certain failure-to-warn claims, with respect to generic drugs, which could have a material adverse impact on our future operating results. Regulatory bodies outside of the U.S. could enact similar legislation. We cannot predict whether further label restrictions may be required, or whether additional regulations in the U.S. or other countries in which we operate, may be passed.

•
The regulatory agencies in the markets we serve may change the requirements for comparison or claim statements for our OTC products. Any labeling changes required for regulatory compliance could render our packaging inventories obsolete and could negatively impact future sales of the product.

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

•
The Mexican Ministry of Health passed new laws requiring all marketing authorization holders to submit updated chemistry, manufacturing and controls information, and in some cases new mandatory bioequivalence studies, in the next license renewal. Failure to submit the required data would result in the

Perrigo Company plc - Item 1A
Risk Factors

cancellation of the product license and loss of product marketing rights. Similar actions could be taken by other global regulatory agencies, which, if we failed to comply, could lead to commercial disruptions or possibly loss of marketing rights.

•
The Israeli Ministry of Health has issued the first draft of a new Statement of Position ("SOP") that requires a Risk Management Plan ("RMP") to be submitted in all new product marketing authorizations. The SOP is based on European legislation and submission of the EU-approved RMP is preferred. Compliance with the new requirement will become effective beginning May 1, 2016. We are currently evaluating the new requirement and cannot predict how it will impact our future product launches and results of operations.

•
Changes to the Medical Device Directive are anticipated in 2016, based on a proposal for new European Medical Device Regulation, which has been under discussion since 2012. These changes are expected to include increased supervision by the Notified Bodies by Competent Authorities and revisions to documentation requirements. We will monitor the regulation's progress and cannot currently predict how it will impact the future production and sale of products classified as medical devices.

•
Our operations extend to numerous countries outside the U.S. and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include compliance with a variety of national and local laws of countries in which we do business, such as restrictions on the import and export of certain intermediates, drugs, and technologies. We must also comply with a variety of U.S. laws related to doing business outside of the U.S., including Office of Foreign Asset Controls, United Nations and EU sanctions; the Iran Threat Reduction and Syria Human Rights Act of 2012; and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Further changes in laws, regulations, and practices affecting the pharmaceutical industry and the healthcare system, including imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare, may affect our business and operations.

Healthcare reform and related changes to reimbursement methods in and outside of the United States may have an adverse effect on our financial condition and results of operations.

Increasing healthcare expenditures have received considerable public attention in many of the countries in which we operate. In the U.S., government programs such as Medicare and Medicaid, as well as private insurers, have been focused on cost containment. In the EU and some other markets outside the U.S., the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. Both private and governmental entities are seeking ways to reduce or contain healthcare costs.

Our Rx segment in particular could be materially adversely impacted by measures taken by governmental entities or private insurers to restrict patients' access to our products or increase pressure on drug pricing, including denial of price increases, prospective and retrospective price decreases, and increased mandatory discounts or rebates. These actions may drive us and our competitors to decrease prices or may reduce the ability of customers to pay for our products, which could materially negatively impact the Rx segment's results of operations.

If we fail to comply with the reporting and payment obligations under the Medicaid rebate program or other governmental purchasing and rebate programs, we could be subject to fines or penalties, which could have an adverse effect on our financial condition and results of operations.

As described in Item 1. Business - Medicaid Drug Rebate Programs, we have a Medicaid rebate agreement and VA master agreement in effect with the U.S. government. There are inherent risks associated with participating in the Medicaid drug rebate program, and VA FSS program, including the following:

•
We are required to report pricing data to CMS, including AMP, on a monthly and quarterly basis and BP and ASP on a quarterly basis. We also are required to report quarterly and annual Non-FAMPs to the VA. If we fail to submit required information, make misrepresentations, or knowingly submit false information to the government as to AMP, ASP, or BP, we may be liable for substantial civil monetary penalties or subject to other enforcement actions, such as under the False Claims Act, and CMS may terminate our Medicaid drug

Perrigo Company plc - Item 1A
Risk Factors

rebate agreement. In that event, U.S. federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

•
The Health Reform Law enacted in 2010 requires the use of AMP data to calculate FULs and amends the statutory definitions of AMP and "multiple source drug" in a manner that materially affects the calculation of FULs. CMS surveys and publishes retail community pharmacy acquisition cost information to provide state Medicaid agencies with a basis for comparing their own reimbursement and pricing methodologies and rates. On February 1, 2016, CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate program under the Health Reform Law. This regulation becomes effective on April 1, 2016. We are currently evaluating the impact of this regulation on our business and operations. Based on our initial evaluation we do not believe that the changes will have a material impact on our business. We do not know how the methodologies for calculating AMP and FULs or the retail survey acquisition cost information will affect our pharmacy customers or to what extent these customers will seek to pass on any decrease in Medicaid reimbursements to us. We also cannot predict how the sharing of FUL data and retail survey prices may impact competition in the marketplace.

•
Statutory or regulatory changes or CMS binding guidance could affect the calculation of AMP, BP, or ASP for our products. Such changes could result in increases in our Medicaid rebate liability or reductions in the Medicare payment rate, and could negatively impact our results of operations.

•
If we inadvertently overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we would be required to refund the difference. Failure to make necessary disclosures and/or to identify contract overcharges can result in False Claims Act allegations or potential violations of other laws and regulations. Unexpected refunds to the government, and responses to a government investigation or enforcement action, are expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

•
As a manufacturer of generic versions of brand-name drugs through our CHC and Rx segments, we experience competition from brand-name drug companies that may try to prevent, discourage or delay the use of generic versions through various measures, including introduction of new branded products, legislative initiatives, changing dosage forms or dosing regimens, regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions, and negative publicity prior to introduction of a generic product. In addition, brand-name competitors may lower their prices to compete with generic products, increase advertising, or launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time the first generic product is launched, depriving the generic product market of the exclusivity intended by the Hatch-Waxman Act.

•
Our CHC and Rx segments also experience competition from our generic competitors, some of whom are significantly larger than we are, may develop their products more rapidly or complete regulatory approval processes sooner, or may market their products earlier than we do. If we are not the first to file our ANDA, the FDA may grant 180-day exclusivity to another company, which would prevent us from selling the

Perrigo Company plc - Item 1A
Risk Factors

product during the exclusivity period. Even if we are the first to file, in certain circumstances, we may not be able to fully exploit our 180-day exclusivity period.

•
Our CHC and Rx segments may experience increased price competition as other generic companies produce the same product, sometimes for dramatically lower margins in order to gain market share. Other generic companies may introduce new drugs and/or drug delivery techniques that make our current products less desirable. A drug may be subject to competition from alternative therapies during the period of patent protection or regulatory exclusivity, and thereafter we may be subject to further competition from generic products or biosimilars.

•
The pharmaceutical industry is consolidating. This creates larger competitors and places further pressure on prices, development activities, and customer retention. Our animal health category within the CHC segment has seen a dramatic increase in direct to consumer advertising by several branded competitors, and our nutritionals category has experienced increased competition through alternative channels such as health food stores, direct mail, and direct sales.

•
We develop and distribute branded products primarily through our BCH segment. We experience competition from other brand-name drug companies, many of which are larger and have more resources to devote to advertising and marketing. These direct competitors may be able to adapt more quickly to changes in customer requirements. Our current and future competitors may develop products comparable or superior to those offered by us at more competitive prices. If we are unable to compete successfully, our business will be harmed through loss of customers or increased negative pricing pressure that would adversely affect our ability to generate revenue and adversely affect our operating results.

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

•
We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher-volume or more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or result in delays and a loss of net sales. Additionally, global regulatory requirements for obtaining product approvals could substantially lengthen the approval of an alternate material source. As a result, the loss of a single-source supplier could have a material adverse effect on our results of operations.

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

•
Our products, and the raw materials used to make those products, generally have limited shelf lives. Our inventory levels are based, in part, on expectations regarding future sales. We may experience build-ups in inventory if sales slow. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products, thereby increasing the risk of inventory spoilage and corresponding inventory write-

Perrigo Company plc - Item 1A
Risk Factors

downs and write-offs. Cargo thefts and/or diversions, and economically or maliciously motivated product tampering on store shelves may occur, causing unexpected shortages, which may have a material impact on our operations.

•
We rely on third parties to source many of our raw materials, as well as to manufacture sterile, injectable products that we distribute. We maintain a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify potential counterfeit ingredients, adulterants, and toxic substances. Nevertheless, discovery of previously unknown problems with the raw materials or product manufacturing processes, or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of the contaminated product from the marketplace, either temporarily or permanently. Any future recall or removal would result in additional costs and lost revenue, harm our reputation, and may give rise to product liability litigation.

•
Changes in regulation could impact the supply of API and certain other raw materials used in our products. For example, the EU recently promulgated new standards requiring all API imported into the EU be certified as complying with GMP established by the EU. The regulations placed the certification requirement on the regulatory bodies of the exporting countries, which led to an API supply shortage in Europe as certain governments were not willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API or other raw ingredients could cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers are unable to export. This could have a material adverse effect on our business, results of operations, financial condition, and cash flow.

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

Additionally, regulatory authorities routinely inspect all of our manufacturing facilities for cGMP compliance. While our manufacturing sites are cGMP compliant, if a regulatory authority were to identify serious adverse findings not corrected upon follow up inspections, we may be required to issue product recalls, shutdown manufacturing facilities, and take other remedial actions. If any manufacturing facility were forced to cease or limit production, our business could be adversely affected.

Any breach or disruption of our information systems could have a material adverse effect on our business.

Our systems, information, and operations, as well as our independent vendor relationships (where they support information technology and manufacturing infrastructure), are highly complex and vulnerable to disruption or damage from security breaches, hacking, data theft, denial of service attacks, human error, sabotage, industrial espionage, and computer viruses. Such events may be difficult to detect; and, once detected, their impact may be difficult to assess. While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient depending upon the attack or threat posed. These risks include:

•
Breaches or disruptions could impair our ability to develop, meet regulatory approval efforts for, produce, and/or ship products, take and fulfill orders, and/or collect and make payments on a timely basis;

•
Any system issue, whether as a result of an intentional breach or a natural disaster, could damage our reputation and cause us to lose customers, experience lower sales volume, and incur significant liabilities; and

•	We could incur significant expense in addressing a disruption and in addressing related data security and privacy concerns.

Perrigo Company plc - Item 1A
Risk Factors

Because our business depends upon certain customers for a significant portion of our sales, our business would be adversely affected by a disruption of our relationship with these customers or any material adverse change in these customers' businesses.

Sales to our largest customer, Walmart, comprised approximately 13% of our total net sales for the six months ended December 31, 2015. While no other customer individually comprised more than 10% of total net sales, we do have other significant customers. If our relationship with one or more of these other customers, including the terms of doing business with the customers, changes significantly, it could have a material adverse impact on us. See Item 1. Business - Significant Customers for more information.

Many of our customers, which include chain drug stores, wholesalers, distributors, hospital systems, and group purchasing organizations, continue to merge or consolidate. Such consolidation has provided, and may continue to provide, customers with additional purchasing leverage, and consequently may increase the pricing pressures we face. The emergence of large buying groups representing independent retail pharmacies enable those groups to extract price discounts on our products. In addition, a number of our customers have instituted sourcing programs limiting the number of suppliers of generic pharmaceutical products carried by that customer. These developments have resulted in heightened pricing pressure on our products, as well as competition among generic drug producers for business from a smaller and more selective customer base.

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

We occasionally enter into arrangements that entitle us to potential royalties from third parties. Our most significant royalty is the Tysabri® royalty received quarterly from Biogen, which generated $167.3 million of pretax income during the six months ended December 31, 2015. See Item 1. Business - Specialty Sciences for more information on our Tysabri® royalty arrangement. Our pretax income could be adversely affected if the royalty streams decline in future periods. Factors that may have an adverse effect on our Tysabri® royalty stream include:

•	Foreign currency movement, which could have a negative impact on Biogen's Tysabri® sales, thereby reducing our royalties;

•
Companies working to develop new therapies or alternative formulations of products for multiple sclerosis that, if successfully developed, would compete with, or could gain greater acceptance than, Tysabri® and damage our market share;

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

Additionally, Tysabri® sales growth cannot be assured given the significant restrictions on its use and the significant safety warnings on the label, including the risk of developing Progressive Multifocal Leukoencephalopathy ("PML"), a serious brain infection. The risk of developing PML may increase with prior immunosuppressant use, longer treatment duration, or the presence of certain antibodies. Increased incidence of PML could limit sales growth, prompt regulatory review, require significant changes to the label, or result in market withdrawal. In addition, the result of ongoing or future clinical trials involving Tysabri® or other adverse events reported in association with the use of Tysabri® may have an adverse impact on prescribing behavior and reduce sales of Tysabri®.

Perrigo Company plc - Item 1A
Risk Factors

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

•
We cannot guarantee that counterfeiting, imitation or other tampering with our products will not occur or that we will be able to detect and resolve it. Any counterfeiting or contamination of any products could negatively impact our reputation and sales, particularly if counterfeit or imitation products cause death or injury to consumers.

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

•
Our BCH segment's financial success is dependent on the success of its brands, and the success of these brands can suffer if marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers and the performance of the segment may be negatively impacted if spending on such plans and initiatives does not generate the returns we anticipate. In addition, given the association of individual products within the commercial network of our BCH segment, an issue with one of our products could negatively affect the reputation of other products, thereby potentially hurting our financial results.

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

Perrigo Company plc - Item 1A
Risk Factors

•
Scientific studies and media reports can have a negative impact on the demand for certain of our products, regardless of whether they directly involve us. For instance, there have been recent reports and investigations questioning the efficacy of regular consumption of certain vitamins and supplements and challenging the dietary supplement industry. Our VMS sales have been negatively impacted by the media attention.

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

•
Our employees may knowingly or inadvertently make use of social media tools in ways that may not be aligned with our social media strategy, may give rise to liability, or could lead to the loss of trade secrets or other intellectual property, or public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others.

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

One of our strategies is inorganic growth through the acquisition of products and companies that we expect will benefit the Company. This strategy comes with a number of financial, managerial, and operational risks. We may not realize the benefits of an acquisition because of integration and other challenges, including, but not limited to the following:

•	The difficulty involved with managing the expanded operations of a larger and more complex company;

•
Uncertainties involved in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, and contingent and other liabilities of the respective parties;

•	Unanticipated changes in the business, industry, market or general economic conditions different from the assumptions underlying our rationale for pursuing the transaction;

•	Potential inability to achieve identified operating and financial synergies, or return on investment, from an acquisition in the amounts or on the time frame anticipated;

Perrigo Company plc - Item 1A
Risk Factors

•
Substantial demands on our management, operational resources, technology, and financial and internal control systems, which could lead to dissatisfaction and potential loss of key customers, management, or employees;

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

Actual results may differ from pro forma financial information of the combined companies due to changes in the fair value of assets acquired and liabilities assumed, changes in assumptions used to form estimates, differences in accounting policies between the companies, and completion of purchase accounting. In addition, we may enter into new product or geographical markets which are unknown to us and which may be difficult to properly manage.

On March 30, 2015, we completed the acquisition of Omega, which now comprises our BCH segment. Subsequent to acquiring Omega, we acquired several products (GSK products and Yokebe®), which were added to the BCH segment. The BCH segment operates in 36 countries and accordingly may experience changes in performance based on specific strategies, market dynamics, product marketing plans, or other factors related to each respective market. Further, each country has processes in place to manage advertising and promotion, inventory fulfillment, and commercial agreements with customers in those markets relating to pricing, product returns, credit terms, and other commercial requirements. Accordingly, performance in each respective market is subject to these agreements and practices.

The net sales and operating income of our BCH segment were lower than our expectations during the three months ended December 31, 2015. Excluding the impact of acquisitions, net sales were lower than Omega's prior year primarily in three main markets: Belgium, Spain, and Germany. Belgium includes the segment's generic distributions business, which experienced lower sales during the six months ended December 31, 2015. Excluding the impact of recently completed acquisitions, net sales in Spain and Germany were considerably below Omega's prior year net sales and our expectations during the three months ended December 31, 2015 due to lower sales of lifestyle and VMS products. Further, the BCH segment's operating income was lower than our expectations due primarily to the change in sales in these markets, issues with sales and inventory forecasting and management procedures, costs associated with excess inventory, product returns, and advertising and promotion initiatives incurred during the three months ended December 31, 2015. We are in the process of implementing sales forecasting, inventory planning and control procedures, and financial planning and analysis systems in the segment consistent with Perrigo practices.

There can be no assurance that we will not continue to experience challenges related to the BCH segment and these challenges could have a material impact on our business, cash flows, and results of operations.

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

For the six months ended December 31, 2015, we recorded an impairment of certain indefinite-lived intangible assets based on management’s expectations of the prospects for future revenues, profits, and cash flows associated with these assets. The indefinite-lived intangible assets were purchased in conjunction with the Omega acquisition and are included in the BCH segment. The assessment utilized the excess earnings method to determine fair value and resulted in an impairment charge of $185.1 million. This impairment represented the

Perrigo Company plc - Item 1A
Risk Factors

difference between the carrying amount of the intangible assets and their estimated fair value. See Item 8. Note 3 for further information.

No goodwill impairment charges were recorded for the six months ended December 31, 2015, however our testing indicated that our Specialty Sciences reporting unit's fair value exceeded its carrying value by less than 10%. Management evaluated the primary source of cash flow in this segment, the Tysabri® royalty stream, based on a combination of factors including independent external research, information provided from our royalty partner, and internal estimates. Based on this information, management’s expectations for future cash flow from this royalty stream have been reduced primarily due to anticipated new competitors entering the market and unfavorable changes in the U.S. dollar relative to other currencies. Actual performance different from the assumptions utilized in our quantitative analysis may further reduce the fair value of the reporting unit, which may result in the fair value no longer exceeding the carrying value, which would require us to record an impairment charge.

We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known.

There can be no assurance that our strategic initiatives will achieve their intended effects.
We are in the process of implementing certain initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, and disposing of certain assets. We believe these initiatives will enhance our revenue, operating margins, and earnings; however, there can be no assurance that these initiatives will produce the anticipated benefits. Any delay or failure to achieve the anticipated benefits could have a material adverse effect on our projected results.

Global Risks

Our business, financial condition, and results of operations are subject to risks arising from the international scope of our operations.

We manufacture, source raw materials, and sell our products in a number of countries. The percentage of our business outside the U.S. has been increasing. We are subject to risks associated with international manufacturing and sales, including:

•	Unexpected changes in regulatory requirements;

•	Problems related to markets with different cultural biases or political systems;

•	Possible difficulties in enforcing agreements;

•	Longer payment cycles and shipping lead-times;

•	Difficulties obtaining export or import licenses or changes in import/export regulations; and

•	Imposition of withholding or other taxes.

Additionally, we are subject to periodic reviews and audits by governmental authorities responsible for administering import/export regulations. To the extent that we are unable to successfully defend against an audit or review, we may be required to pay assessments, penalties, and increased duties.

Certain of our facilities operate in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board, which allows us certain tax advantages on products and raw materials shipped through these facilities. If the Foreign Trade Zone Board were to revoke the sub-zone designation or limit our use, we could be subject to increased duties.

Although we believe that we conduct our business in compliance with applicable anti-corruption, anti-bribery and economic sanctions or other anti-corruption laws, if we are found to not be in compliance with such laws or other anti-corruption laws, we could be subject to governmental investigations, legal or regulatory proceedings, substantial fines, and/or other legal or equitable penalties. This risk increases in locations outside of the U.S., particularly in locations that have not previously had to comply with the FCPA, U.K. Bribery Act, and similar laws.

Perrigo Company plc - Item 1A
Risk Factors

Current and changing global economic conditions may adversely affect our business.

A number of non-U.S. jurisdictions in which we do business have been negatively impacted by slowing growth rates or recessionary conditions and market volatility.

•
Several emerging market economies are particularly vulnerable to the impact of rising interest rates, inflationary pressures, weaker oil and other commodity prices, and large external deficits. While some of these jurisdictions are showing signs of stabilization or recovery, others, such as Ukraine, Russia and Greece, continue to experience increasing levels of stress and volatility. Risks in one country can limit our opportunities for portfolio growth and negatively affect our operations in another country or countries. As a result, any such unfavorable conditions or developments could have an adverse impact on our operations.

•
While the challenging global economic environment has not had a material impact on our liquidity or capital resources, there can be no assurance that possible future changes in global financial markets and global economic conditions will not affect our liquidity or capital resources, impact our ability to obtain financing in the future, or decrease the value of our assets.

•
Our customers could be adversely impacted if economic conditions worsen. Our CHC segment does not advertise its products like national brand companies and thus is largely dependent on retailer promotional activities to drive sales volume and increase market share. If our customers do not have the ability to invest in store brand promotional activities, our sales may suffer. Additionally, while we actively review the credit worthiness of our customers and suppliers, we cannot fully predict to what extent they may be negatively impacted by slowing economic growth.

The international scope of our business exposes us to risks associated with foreign exchange rates.

We report our financial results in U.S. dollars. However, a significant portion of our net sales, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. These currencies include among others the euro, Indian rupee, British pound, Canadian dollar, Israeli shekel, Australian dollar, and Mexican peso. The addition of Omega, a euro-denominated business, that represents a significant portion of our net sales and earnings, and a substantial portion of our net assets, has significantly increased our exposure to changes in the euro/U.S. dollar exchange rate. In addition, approximately 25% of Omega’s sales are in other foreign currencies, with the majority of the product costs for these markets denominated in euros. Our results of operations and, in some cases, cash flows, have in the past been, and may in the future, be adversely affected by movements in exchange rates. In addition, we may also be exposed to credit risks in some of those markets. We may implement currency hedges or take other actions intended to reduce our exposure to changes in foreign currency exchange rates. If we are not successful in mitigating the effects of changes in exchange rates on our business, any such changes could materially impact our results.

We operate in jurisdictions that could be affected by economic and political instability, which could have a material adverse effect on our business.

Our operations outside the U.S. could be affected by economic or political instability, embargoes, military hostilities, unstable governments and legal systems, and inter-governmental disputes. We have significant operations in Israel, which has experienced varying degrees of hostility in recent years. Doing business in Israel and certain other regions including Mexico and Eastern Europe involves the following risks:

•
Certain countries and international organizations have refused to do business with companies with Israeli operations. We are also precluded from marketing our products to certain countries due to U.S. and Israeli regulatory restrictions. International economic sanctions and boycotts of our products could negatively impact our sales and ability to export our products.

Perrigo Company plc - Item 1A
Risk Factors

•
Our facilities in Israel are within a conflict zone. If terrorist acts or military actions were to result in substantial damage to our facilities, our business activities would be disrupted since, with respect to most products, we would need to obtain prior regulatory agency approval for a change in manufacturing site. In addition, our insurance may not adequately compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

•
The U.S. Department of State and other governments have at times issued advisories regarding travel to certain countries in which we do business. As a result, regulatory agencies have at various times curtailed or prohibited their inspectors from traveling to inspect facilities. If these inspectors are unable to inspect our facilities, the regulatory agencies could withhold approval for new products intended to be produced at those facilities.

•
Our international operations may be subject to interruption due to travel restrictions, war, terrorist acts, and other armed conflicts. For example, Belgium and Eastern Europe may be exposed to further acts of terrorism, which could give rise to travel and increased security restrictions. Also, further threats of armed hostilities in Mexico could limit or disrupt markets and our operations, including disruptions resulting from the cancellation of contracts or the loss of assets. These events could have a material adverse effect on our international business operations.

Risks Related to Litigation and Insurance

We are or may become involved in lawsuits and may experience unfavorable outcomes of such proceedings.

We may become involved in lawsuits arising from various commercial matters, including, but not limited to, competitive issues, contract issues, intellectual property matters, false advertising/unfair competition, taxation matters, workers' compensation, product quality/recall issues, environmental remediation issues, and regulatory issues. Litigation is unpredictable and can be costly. No assurance can be made that litigation will not have a material adverse effect on our financial position or results of operations in the future. See Item 8. Note 16 for more information.

•
We may be subject to liability if our products violate applicable laws or regulations in the jurisdictions where our products are distributed. The successful assertion of product liability or other product-related claims against us could result in potentially significant monetary damages, and we could incur substantial legal expenses. Even if a product liability or consumer fraud claim is unsuccessful, not merited, or not fully pursued, we may still incur substantial legal expenses defending against such a claim, and our reputation may suffer.

•
We are a defendant in product liability lawsuits arising out of serious adverse events, including deaths, which occurred in patients taking Tysabri®. We expect additional product liability lawsuits related to Tysabri® usage to be filed. Tysabri®'s distributor, Biogen, and Perrigo will each be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. Along with Biogen, we intend to vigorously defend these lawsuits, however, we cannot predict how these cases will be resolved. Adverse results in one or more of these cases could result in substantial monetary judgments not covered by insurance.

•
We may face environmental exposures including, for example, those relating to discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by hazardous substances or wastes, and the health and safety of our employees. While we do not have any material remediation liabilities currently outstanding, we may in the future face liability for the costs of investigation, removal or remediation of certain hazardous substances or petroleum products on, under or in our currently or formerly owned property, or from a third-party disposal facility that we may have used, without regard to whether we knew of, or caused, the presence of the contaminants. The actual or alleged presence of these substances, or the failure to remediate them, could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on our ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on us. See Item 1. Business - Information Applicable to All Reportable Segments - Environmental for more information.

Perrigo Company plc - Item 1A
Risk Factors

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

•
As a manufacturer of generic pharmaceutical products, the ability of our CHC and Rx segments to bring new products to market is often limited by third-party patents or proprietary rights and regulatory exclusivity periods awarded on products. Launching new products prior to resolution of intellectual property issues may result in us incurring legal liability if the related litigation is later resolved against us. The cost and time for us to develop prescription and Rx-to-OTC switch products is significantly greater than the rest of the new products that we introduce. Any failure to bring new products to market in a timely manner could cause us to lose market share, and our operating results could suffer.

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

•
At times, our CHC or Rx segments may seek approval to market NDA or ANDA products before the expiration of patents for those products, based upon our belief that such patents are invalid, unenforceable or would not be infringed by our products. In these cases we may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, we may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision, or while an appeal of a lower court decision is pending, known as an "at risk" launch. The risk involved in an "at risk" launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits we make from selling the generic version of the product. By electing to proceed in this manner, we could face substantial damages if we receive an adverse final court decision. In the case where a patent holder is able to prove that our infringement was "willful" or "exceptional," under applicable law, the patent holder may be awarded up to three times the amount of its actual damages or we may be required to pay attorneys’ fees.

The success of certain of our products depends on the effectiveness of measures we take to protect our intellectual property rights and patents.

If we fail to adequately protect our intellectual property, competitors may manufacture and market similar products.

•
We have been issued patents covering certain of our products, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the U.S. Any existing or future patents issued to or licensed by us may not provide us with any significant competitive advantages for our products or may even be challenged, invalidated, or circumvented by competitors. In addition, patent rights may not prevent our competitors from developing, using, or commercializing non-infringing products that are similar or functionally equivalent to our products.

Perrigo Company plc - Item 1A
Risk Factors

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

•
Product liability insurance may not be available to us at an economically reasonable cost (or at all for certain specific products) or our insurance may not adequately cover our liability in connection with product liability claims (see Item 8. Note 16 for further information related to legal proceedings); and

•
As our business inherently exposes us to claims for injuries allegedly resulting from the use of our products, we may become subject to claims for which we are not adequately insured. Unanticipated payment of a large claim may have a material adverse effect on our business.

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

For Perrigo Company plc to be treated as a foreign corporation for U.S. federal tax purposes under section 7874 of the Code, either (i) the former stockholders of Perrigo Company must own (within the meaning of section 7874 of the Code) less than 80% (by both vote and value) of our stock by reason of holding shares in Perrigo Company (the "ownership test") as of the closing of the Elan acquisition or (ii) we must have substantial business activities in Ireland after the Elan acquisition (taking into account the activities of our expanded affiliated group).

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

Perrigo Company plc - Item 1A
Risk Factors

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

We believe that under current law, we should be treated as a foreign corporation for U.S. federal tax purposes. However, any of the following could adversely affect our status as a foreign corporation for U.S. federal tax purposes:

•	Changes to the inversion rules in section 7874 of the Code, the IRS Treasury regulations promulgated thereunder, or other IRS guidance; and

•	Legislative proposals aimed at expanding the scope of U.S. corporate tax residence.

For example, the Department of the Treasury and the IRS provided notice in September 2014 and November 2015 that the agencies intend to issue regulations to reduce the tax benefits of or preclude entirely certain inversion transactions. In the November 2015 notice, the Secretary of the Treasury communicated the intention to explore potential guidance on earnings stripping and take further action in the coming months.

The Office of the Revenue Commissioners, U.S. Congress, the Organization for Economic Co-operation and Development ("OECD"), and other Government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of "base erosion and profit shifting" ("BEPS"), where taxpayers arbitrage between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates or structure their transfer pricing arrangements to minimize tax. The OECD published fifteen action item reports and recommendations last fall, and the EU has made current proposals to enact the recommendations. Although U.S. tax officials generally state that BEPS will not require changes in U.S. law, it could affect U.S. tax regulations, and the regulations of other countries in which we and our affiliates do business.

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

Perrigo Company plc - Item 1A
Risk Factors

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

•
The IRS audit of our fiscal years ended June 27, 2009 and June 26, 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million inclusive of interest in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the audit of fiscal years ended June 27, 2009 and June 26, 2010. The statutory notice asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the notice of deficiency. In January 2015, we paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court, and in June 2015 we filed a request for a refund. The IRS denied our request for a refund. In the next several months we are likely to file a complaint in federal district court claiming a refund for these amounts. An unfavorable resolution of this matter could have a material impact on our consolidated financial statements in future periods.

•
The IRS is auditing our fiscal years ended June 25, 2011 and June 30, 2012, and may make adjustments consistent with their claims for the fiscal years ended June 27, 2009 and June 26, 2010. Subsequent to December 31, 2015, the Belgium Tax Authority notified us that all Belgium locations will be audited for the years ending December 31, 2013 and December 31, 2014.

There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, we cannot predict the outcome of any audit or related litigation.

Risks Related to Capital and Liquidity

Our indebtedness could adversely affect our ability to operate our business.

We anticipate that cash, cash equivalents, cash flows from operations, and borrowings available under our credit facilities will substantially fund working capital and capital expenditures. Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At December 31, 2015, our total indebtedness outstanding was $6.0 billion.

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

Perrigo Company plc - Item 1A
Risk Factors

•
Any default under our senior credit facilities or agreements governing our senior notes or other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If our indebtedness is accelerated, there can be no assurance that we would be able to repay or refinance our debt or obtain sufficient new financing.

•
There are various maturity dates associated with our credit facilities, senior notes, and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. Further, there is no assurance that future refinancing or renegotiation of our senior credit facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We cannot guarantee that we will buy back our ordinary shares pursuant to our recently announced share repurchase plan or that our share repurchase plan will enhance long-term shareholder value.
On October 22, 2015, our Board of Directors authorized a $2.0 billion share repurchase plan. During the three months ended December 31, 2015, we repurchased shares through the plan totaling $500.0 million. The remaining $1.5 billion in repurchases may extend through the year ended December 31, 2018. Though we anticipate that we will complete the purchase of the remaining $1.5 billion in shares in accordance with the announced timeline, the specific timing and amount of buybacks, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, and, with respect to the expected repurchases in 2016 and beyond, the nature of other investment opportunities. Buybacks of our ordinary shares pursuant to our share repurchase plan could affect the market price of our ordinary shares or increase their volatility. Additionally, our share repurchase plan could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase plan is intended to enhance long-term shareholder value, there is no assurance that it will do so, and short-term share price fluctuations could reduce the plan’s effectiveness.
Any additional shares we may issue could dilute your ownership in the Company.

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

•
Our articles of association contain, as permitted by Irish company law, a provision authorizing the board to issue new shares for cash without offering preemption rights. The authorization of the directors to issue shares and the authorization of the waiver of the statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

We are incorporated in Ireland; Irish law differs from the laws in effect in the United States and may afford less protection to, or otherwise adversely affect, our shareholders.

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

Perrigo Company plc - Item 1A
Risk Factors

•
Depending on the circumstances, shareholders may be subject to different or additional tax consequences under Irish law as a result of the acquisition, ownership and/or disposition of ordinary shares, including, but not limited to, Irish stamp duty, dividend withholding tax, and capital acquisitions tax.

•
There is no treaty between Ireland and the U.S. providing for the reciprocal enforcement of foreign judgments. Before a foreign judgment would be deemed enforceable in Ireland, the judgment must be provided by a court of competent jurisdiction and be for a final and conclusive sum. An Irish court may exercise its right to refuse to recognize and enforce a foreign judgment if the foreign judgment was obtained by fraud, if it violated Irish public policy, if it is in breach of natural justice, or if it is irreconcilable with an earlier judgment.

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

We may be limited in our ability to pay dividends in the future.

A number of factors may limit our ability to pay dividends in the future, including:

•	The availability of distributable reserves, as approved by our shareholders and the Irish High Court;

•	Our ability to receive cash dividends and distributions from our subsidiaries

•	Compliance with applicable laws and debt covenants; and

•	Our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Perrigo Company plc - Item 2

ITEM 2.	PROPERTIES
Our world headquarters is located in Dublin, Ireland, and our main administrative offices are located in Allegan, Michigan. We manufacture products at 30 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 59% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at December 31, 2015:

Country	Number of Facilities	Segment(s) Supported

Ireland	1	CHC, Rx, Specialty Sciences
United States	52	CHC, Rx
Mexico	9	CHC
Israel	5	CHC, Rx, Other
France	4	BCH
Belgium	4	BCH
Australia	4	CHC
United Kingdom	4	CHC, Rx
Germany	3	BCH
Netherlands	2	BCH
India	1	Other
Austria	1	BCH
Poland	1	BCH
Switzerland	1	BCH
Greece	1	BCH

We believe that our production facilities are adequate to support the business, and our property and equipment are well maintained. Our manufacturing plants are suitable for their intended purposes and have capacities and projected capacities adequate for current and projected needs of our existing products.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding our current legal proceedings is presented in Item 8. Note 16.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages and positions as of February 19, 2016 were:

Name	Age	Position
Douglas S. Boothe	52	Executive Vice President, General Manager, Prescription Pharmaceuticals
Judy L. Brown	47	Executive Vice President, Chief Financial Officer
Marc Coucke (1)	51	Executive Vice President, General Manager, Branded Consumer Healthcare
Thomas M. Farrington	58	Executive Vice President, Chief Information Officer
John T. Hendrickson	52	President
Todd W. Kingma	56	Executive Vice President, General Counsel and Secretary
Sharon Kochan	47	Executive Vice President, General Manager, International
Jeffrey R. Needham	59	Executive Vice President, General Manager, Consumer Healthcare
Joseph C. Papa	60	Chairman, Chief Executive Officer

(1)     Employed by Mylecke Management, Art & Invest N.V.

Perrigo Company plc - Additional Item
Executive Officers

Mr. Boothe was named Executive Vice President, General Manager, Prescription Pharmaceuticals in January 2013. Prior to joining us, Mr. Boothe was Chief Executive Officer of Actavis Inc. from August 2008 to December 2012, where he was responsible for all aspects of its generics business in North America and Latin America, and Chief Operating Officer of Actavis Inc. from 2006 to 2008. He also has held a series of leadership roles at Alpharma Inc., Pharmacia Corporation, and Xerox Corporation. Mr. Boothe is a director of Evclid Systems, a privately-owned leader in myopic lens solutions.

Ms. Brown was named Executive Vice President, Chief Financial Officer in July 2006. She served as Vice President and Corporate Controller from September 2004 to July 2006. Previously, Ms. Brown held various senior positions in finance and operations at Whirlpool Corporation from 1998 to August 2004 and prior to that worked for Ernst & Young LLP in the U.S. and Germany. Ms. Brown is a director of Belden Corporation, an NYSE traded company, that is a global leader in high quality, end-to-end signal transmission solutions and network infrastructure needs for industrial, enterprise, and broadcast markets.

Mr. Coucke was named Executive Vice President, General Manager, Branded Consumer Healthcare in March 2015. He was elected as a director of Perrigo Company plc in November 2015. He served as Omega's Chairman and Chief Executive Officer since 1987 until we acquired Omega in March 2015. Omega was founded in 1987 by Mr. Coucke and two other Belgian pharmacists and focused on the production and sales of various shampoos. Under Mr. Coucke’s leadership, the company grew and expanded geographically into a world player of consumer healthcare products, with affiliates in 36 countries. He is a qualified pharmacist (RUG). Mr. Coucke is acting as permanent representative of Mylecke Management, Art & Invest N.V.

Mr. Farrington was named Senior Vice President, Chief Information Officer in October 2006 and promoted to Executive Vice President in 2015. He formerly served as Chief Information Officer for F. Dohmen Co. in addition to serving as a division President for JASCORP LLC from 2003 to October 2006. Prior to that position, Mr. Farrington held various senior positions in information technology and finance at Dell, Inc. from 1999 to 2003.

Mr. Hendrickson was named President in October 2015. He served as Executive Vice President, Global Operations and Supply Chain from October 2009 to October 2015, and previously served as Executive Vice President and General Manager, Consumer Healthcare from March 2007 to October 2009. He served as Executive Vice President of Operations from 1999 to 2007. Mr. Hendrickson began his employment with us in 1989.

Mr. Kingma was named Executive Vice President, General Counsel and Secretary in May 2006. He served as Vice President, General Counsel and Secretary from 2003 to May 2006. Previously, Mr. Kingma held various positions at Pharmacia Corporation from 1991 through 2003. His last position with Pharmacia Corporation was Vice President and Associate General Counsel, Global Specialty Operations.

Mr. Kochan was named Executive Vice President, General Manager, International in August 2012. He served as Executive Vice President, General Manager of Prescription Pharmaceuticals from March 2007 to July 2012 and as Senior Vice President of Business Development and Strategy from 2005 to March 2007. Mr. Kochan was Vice President, Business Development of Agis Industries (1983) Ltd. from 2001 until we acquired Agis in 2005.

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

Mr. Papa was named Chairman and Chief Executive Officer of Perrigo Company plc in October 2015. He joined us in October 2006 as President and Chief Executive Officer. Mr. Papa was elected a director in November 2006 and, subsequently, was appointed as Chairman of the Board of Directors in October 2007. Previously, Mr. Papa served from 2004 to October 2006 as Chairman and Chief Executive Officer of the Pharmaceutical and Technologies Services segment of Cardinal Health, Inc. Prior to that position, he served as President and Chief Operating Officer of Watson Pharmaceuticals, Inc. from 2001 to 2004. Additionally, Mr. Papa has held management positions at DuPont Pharmaceuticals, Pharmacia Corporation, G.D. Searle & Company and Novartis AG. Mr. Papa is a director of Smith & Nephew, a developer of advanced medical devices.

Perrigo Company plc - Item 5

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On and prior to December 18, 2013, our common stock consisted of shares of Perrigo Company, a Michigan Corporation, and since December 19, 2013, our common equity consists of ordinary shares of Perrigo Company plc, incorporated under the laws of Ireland.

Prior to June 6, 2013, our common equity traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol PRGO. Since June 6, 2013, our common equity has traded on the New York Stock Exchange ("NYSE") under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., our common equity has been trading on the Tel Aviv Stock Exchange ("TASE") since March 16, 2005. As of February 19, 2016, there were 2,461 record holders of our ordinary shares.

Set forth below are the high and low sale prices for our ordinary shares by the NYSE for the periods indicated:

	Six Months Ended		Fiscal Years Ended
	December 31, 2015		June 27, 2015		June 28, 2014
	High	Low	High	Low	High	Low
First quarter	$198.42	$158.35	$160.65	$135.00	$134.31	$115.94
Second quarter	$167.92	$140.40	$171.57	$142.38	$157.47	$122.56
Third quarter	N/A	N/A	$174.65	$147.21	$168.39	$144.46
Fourth quarter	N/A	N/A	$205.72	$161.86	$158.99	$125.37

The graph below shows a comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index and the S&P Pharmaceuticals Index. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends. Information in the graph is presented for the years ended December 31, 2010 through December 31, 2015.

Perrigo Company plc - Item 5

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY PLC**, THE S&P 500 INDEX, AND THE S&P PHARMACEUTICALS INDEX

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Perrigo Company plc	$100.00	$154.17	$165.35	$244.62	$267.21	$231.99
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
S&P Pharmaceuticals	$100.00	$117.76	$134.75	$182.22	$222.70	$235.59

*	$100 invested on December 31, 2010 in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

**	Perrigo Company prior to December 18, 2013. Perrigo Company plc beginning December 18, 2013.

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends of $36.3 million ($0.25 per share) and $29.0 million ($0.21 per share) during the six months ended December 31, 2015 and December 27, 2014, respectively, and $64.8 million ($0.46 per share), $46.1 million ($0.39 per share), and $33.0 million ($0.35 per share) for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, capital and surplus requirements and other factors the Board of Directors may consider relevant.

In October 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion. During the six months ended December 31, 2015, we repurchased 3.3 million ordinary shares at an average repurchase price of $151.59 per share, for a total of $500.0 million.

Perrigo Company plc - Item 5

Share repurchase activity during the three months ended December 31, 2015 was as follows (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase (1)
September 27 - October 31, 2015	—	$—	—
November 1 - November 28, 2015	3.3	$151.59	3.3
November 29 - December 31, 2015	—	$—	—
Total	3.3			$1,500.0

(1)	The remaining $1.5 billion in the table represents the amount available to repurchase shares under our authorized share repurchase plan as of December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The Consolidated Statement of Operations data set forth below with respect to the six months ended December 31, 2015 and December 27, 2014, and the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013 and the Consolidated Balance Sheet data at December 31, 2015, June 27, 2015, and June 28, 2014 are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The Consolidated Statement of Operations set forth below with respect to the fiscal years ended June 30, 2012 and June 25, 2011, and the Consolidated Balance Sheet data at June 29, 2013, June 30, 2012, and June 25, 2011, are derived from audited consolidated financial statements not included in this report. For all years presented, the Consolidated Balance Sheet data has been adjusted for the retrospective application of a change in accounting policy to reclassify deferred financing fees from Other non-current assets to Long-term debt, as further described in Item 8. Note 1.

	Six Months Ended		Fiscal Years Ended
(in millions, except per share amounts)	December 31, 2015(1)	December 27, 2014(2)	June 27, 2015(3)	June 28, 2014(4)	June 29, 2013(5)	June 30, 2012(6)	June 25, 2011
Statement of Operations Data
Net sales	$2,769.5	$2,023.1	$4,603.9	$4,060.8	$3,539.8	$3,173.2	$2,755.0
Cost of sales	1,661.4	1,317.6	2,891.4	2,613.1	2,259.8	2,077.7	1,810.2
Gross profit	1,108.1	705.5	1,712.5	1,447.7	1,280.0	1,095.6	944.9
Operating expenses	1,013.6	384.0	964.8	880.7	600.9	526.4	454.7
Operating income	$94.5	$321.5	$747.7	$567.0	$679.1	$569.2	$490.2

Income from continuing operations	$5.6	$166.5	$128.0	$205.3	$441.9	$393.0	$340.6

Diluted earnings from continuing operations per share	$0.04	$1.23	$0.92	$1.77	$4.68	$4.18	$3.64

Dividends declared per share	$0.25	$0.21	$0.46	$0.39	$0.35	$0.31	$0.27

(1)
Includes the results of operations of Naturwohl and the GSK, ScarAway®, and Entocort® asset acquisitions for the two and half months, three months, three months, and two weeks ended December 31, 2015, respectively.

(2)	Includes the results of operations for assets acquired from Lumara Health, Inc. for the two months ended December 27, 2014.

(3)
Includes the results of operations for assets acquired from Lumara Health, Inc. and the results of operations of Omega Pharma Invest N.V. and Gelcaps Exportadora de Mexico, S.A. de C.V. for the eight, three, and two months ended June 27, 2015, respectively.

(4)
Includes the results of operations for Elan Corporation, plc and results of operations for assets acquired from Fera Pharmaceuticals, LLC (Methazolomide) and Aspen Global Inc. for the six, five and four months ended June 28, 2014, respectively.

(5)
Includes the results of operations for assets acquired from Fera Pharmaceuticals, LLC, and results of operations for Velcera, Inc., Rosemont Pharmaceuticals Ltd., Cobrek Pharmaceuticals, Inc., and Sergeant's Pet Care Products, Inc. for the two weeks, and three, five, six and nine months ended June 29, 2013, respectively.

(6)	Includes the results of operations for Paddock Laboratories, Inc. and CanAm Care, LLC for the eleven and six months ended June 30, 2012, respectively.

Perrigo Company plc - Item 6

(in millions)	December 31, 2015	December 27, 2014	June 27, 2015	June 28, 2014(1)	June 29, 2013(1)	June 30, 2012(1)	June 25, 2011(1)
Balance Sheet Data
Cash and cash equivalents	$417.8	$3,596.1	$785.6	$799.5	$779.9	$602.5	$310.1
Total assets	19,393.9	16,460.7	19,720.6	13,852.8	5,336.9	4,013.6	3,181.5
Long-term debt, less current portion	4,971.6	4,439.4	5,246.9	3,063.1	1,927.8	1,329.2	875.0

(1)
Financial data has been retrospectively adjusted for the change in accounting policy to reclassify deferred financing fees from Other non-current assets to Long-term debt, as further described in Item 8. Note 1.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis ("MD&A") is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes found in Item 8 of this report. See also "Cautionary Note Regarding Forward-Looking Statements."

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

Beginning on January 1, 2016, we are changing our fiscal year to begin on January 1 and end on December 31 of each year. This transition report on Form 10-KT discloses the results of our operations for the transition period from June 28, 2015 to December 31, 2015, which is referred to in this report as the six months ended December 31, 2015. The comparative prior year period is June 29, 2014 through December 27, 2014 (our fiscal 2015 second quarter end), and is referred to within this report as the six months ended December 27, 2014. Going forward, we will continue to cut off our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

             Our reporting segments are as follows:

•
Consumer Healthcare ("CHC") is focused primarily on the global sale of OTC store brand products including cough, cold, allergy, and sinus, analgesic, gastrointestinal, smoking cessation, infant formula and food, Vitamins, Minerals and Supplements ("VMS"), animal health, and diagnostic products.

•
Branded Consumer Healthcare ("BCH") develops, manufactures, markets and distributes many well-known European OTC brands in the natural health and VMS, cough, cold and allergy, smoking cessation, personal care and derma-therapeutics, lifestyle, and anti-parasite categories.

•
Prescription Pharmaceuticals ("Rx") develops, manufactures and markets a portfolio of generic and specialty pharmaceutical prescription drugs primarily for the U.S. and United Kingdom ("U.K.") markets.

Perrigo Company plc - Item 7
Executive Overview

•	Specialty Sciences is comprised primarily of royalties received from assets focused on the management of multiple sclerosis (Tysabri®).

We also have an "Other" segment comprised of our active pharmaceutical ingredient ("API") business, which develops, manufactures, and markets API used worldwide by both generic and branded pharmaceutical companies.

For more information on each segment, refer to Item 1. Business - Our Segments. For results by segment see below "Segment Results" and Item 8. Note 19. See Item 1. Business for information on our business environment and competitive landscape.

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

We utilize shared services and Research and Development ("R&D") centers of excellence in order to help ensure consistency in our processes around the world, and to maintain focus on our five strategic pillars.

We have grown rapidly in recent years through a combination of organic growth and targeted acquisitions. We continually reinvest in our R&D pipeline and work with partners as necessary to strive to be first-to-market with new products. Our organic growth has been and will continue to be driven by successful new product launches in the CHC, BCH, and Rx segments. We expect to continue growing inorganically through expansion into adjacent products, product categories, and channels, as well as through entry into new geographic markets. We evaluate potential acquisition targets based on whether they have the capacity to deliver a return on invested capital ("ROIC") in excess of 200 basis points over our weighted-average cost of capital ("WACC").

Competitive Advantage

We believe our consumer facing business model is best-in-class in that it combines the required competencies of a fast-moving consumer goods company and a pharmaceutical manufacturing company, with the supply chain breadth necessary to support customers in the markets we serve. The durable business model competencies align with our five strategic pillars and provide us a competitive advantage in the marketplace. We fully integrate quality in our operational systems across all products. Our ability to manage our supply chain complexity across multiple dosage forms, formulations, and stock-keeping units, as well as acquisitions, integration, and hundreds of global partners provides value to our customers. Product development and life cycle management are at the core of our operational investments. Globally we have 30 plants that are all in good regulatory compliance standing and have systems and structures in place to guide our continued success. Our leadership team is fully engaged in aligning all our metrics and objectives around sustainable compliance with industry associations and regulatory agencies.

Among other things, we believe the following give us a competitive advantage and provide value to our customers:

•	Leadership in first-to-market product development and product life cycle management;

•	Turn-key regulatory, and promotional capabilities;

•	Management of supply chain complexity and utilizing economies of scale;

•	Quality and cost effectiveness throughout the supply chain creating a sustainable, low-cost network; and

Perrigo Company plc - Item 7
Executive Overview

•	Expansive pan-European commercial infrastructure, brand-building capabilities, and diverse product portfolio.

Highlights

Six Months Ended December 31, 2015

•
On November 13, 2015, our shareholders overwhelmingly rejected an unsolicited tender offer from Mylan N.V. ("Mylan"). During the six months ended December 31, 2015, the total cost to effectively defend against Mylan was $86.9 million, which was recorded in Administration expense.

•	We expanded our product offerings through targeted acquisitions including:

•
The announced acquisition of a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, which closed in January 2016 and will expand our Rx portfolio.

•	The acquisition of Crohn's disease treatment Entocort® (budesonide) capsules and its authorized generic (for sale within the U.S.), from AstraZeneca plc, which expanded our Rx portfolio.

•
The acquisition of Naturwohl Pharma GmbH ("Naturwohl"), a nutritional business known for its leading German dietary supplement brand, Yokebe®, and the acquisition of a portfolio of well-established OTC brands, such as Niquitin® and Coldrex®, from GlaxoSmithKline Consumer Healthcare (“GSK”). Both of these acquisitions built upon the global platform we established through the Omega Pharma Invest N.V. ("Omega") acquisition, leveraging our European market share and expanding our product offerings.

•	The ScarAway® brand portfolio acquisition, which served as our entry into the branded OTC business in the U.S.

•	We launched a number of new products across our segments with sales totaling $231.1 million for the six months ended December 31, 2015.

•	We repurchased $500.0 million shares as part of our authorized share repurchase plan.

•
We executed initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, and disposing of certain assets. During the six months ended December 31, 2015, restructuring charges totaled $26.9 million.

Fiscal Year Ended June 27, 2015

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

•
The Omega acquisition provided us with a significantly larger product portfolio, broadened our global reach through access to 34 new countries, and enhanced our scale. We are currently integrating Omega into our operations and plan to realize further efficiencies as we bring some of their R&D and manufacturing in-house and further optimize procurement.

Perrigo Company plc - Item 7
Executive Overview

•	We expanded our product offerings through targeted acquisitions including:

•	The Lumara Health Inc. ("Lumara") product acquisition, which expanded our women's health offerings within our Rx segment; and

•
Patheon Inc.'s Mexican operations, Gelcaps Exportadora de Mexico, S.A. de C.V., ("Gelcaps"), which provided us with gelcap manufacturing capabilities and expanded our presence in the Mexican OTC market.

Fiscal Year Ended June 28, 2014

•	We established a differentiated platform for international expansion through the Elan acquisition.

•
The Elan acquisition led to the creation of our new parent company, Perrigo Company plc, incorporated under the laws of Ireland. Our new corporate structure has allowed us to continue to grow in core markets and further expand outside of the U.S. with the parent company serving as a global business hub and providing the scale and resources to drive our strategic initiatives and investments.

•	The acquisition also provided us with our Tysabri® royalty stream, enhancing our operating cash flows and diversifying our revenues. See Item 1. Business for more information on Tysabri®.

•	We increased our presence in the Australian market through the acquisition of a basket of OTC products from Aspen Global Inc. ("Aspen").

•	We further developed our opthalmic capabilities with the acquisition of Methazolomide from Fera Pharmaceuticals, LLC ("Fera").

Fiscal Year Ended June 29, 2013

•	We entered the Pet Health category with acquisitions of Velcera Inc. ("Velcera") and Sergeant's Pet Care Products, Inc. ("Sergeant's").

•	We expanded our ophthalmic offerings and position within the Rx extended topical space with the acquisition of a product portfolio from Fera.

•	We broadened our Rx product offerings in the U.K. through the Rosemont Pharmaceuticals Inc. ("Rosemont") acquisition.

•	We strengthened our position in foam-based technologies for our U.S. Rx products through our purchase of the controlling interest of Cobrek Pharmaceuticals Inc. ("Cobrek").

See Item 8. Note 2 for more information on all of the above-mentioned acquisitions.

Perrigo Company plc - Item 7
Consolidated

RESULTS OF OPERATIONS

CONSOLIDATED

	Fiscal Year Ended					Six Months Ended
				% Change Fiscal 2014 to Fiscal 2013	% Change Fiscal 2015 to Fiscal 2014			% Change Six Months Ended
($ in millions)	June 29, 2013	June 28, 2014	June 27, 2015			December 27, 2014	December 31, 2015
Net sales	$3,539.8	$4,060.8	$4,603.9	15%	13%	$2,023.1	$2,769.5	37%
Gross profit	$1,280.0	$1,447.7	$1,712.5	13%	18%	$705.5	$1,108.1	57%
Gross profit %	36.2%	35.7%	37.2%			34.9%	40.0%
Operating expenses	$600.9	$880.7	$964.8	47%	10%	$384.0	$1,013.6	164%
Operating expenses %	17.0%	21.7%	21.0%			19.0%	36.6%
Operating income	$679.1	$567.0	$747.7	(17)%	32%	$321.5	$94.5	(71)%
Operating income %	19.2%	14.0%	16.2%			15.9%	3.4%
Interest and other, net	$71.4	$294.4	$499.7	312%	70%	$128.2	$117.7	(8)%
Income taxes	$165.8	$67.3	$120.0	(59)%	78%	$26.8	$(28.8)	(208)%
Net income	$441.9	$205.3	$128.0	(54)%	(38)%	$166.5	$5.6	(97)%

*
Net sales by geography is derived from the location of the entity that sells to a third party. For geographic information for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, refer to Item 8. Note 19.

Further details and analysis of our financial results for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013 are described below by reporting segment and line item.

Perrigo Company plc - Item 7
Consumer Healthcare

CONSUMER HEALTHCARE

Recent Developments

•
We are pursuing the sale of our VMS business and expect the sale to take place during the first half of 2016. As of December 31, 2015, we reclassified VMS net assets to "held for sale" as discussed in Item 8. Note 9. The below table indicates the sales attributable to the VMS business:

	Fiscal Year Ended			Six Months Ended
($ in millions)	June 29, 2013	June 28, 2014	June 27, 2015	December 27, 2014	December 31, 2015
Net sales	$175.8	$189.5	$157.9	$80.8	$85.2

•
On August 28, 2015, we acquired ScarAway®, a leading U.S. OTC scar management brand portfolio comprised of five products, from Enaltus, LLC for $26.7 million in cash. This acquisition served as our entry into the branded OTC business in the U.S. We plan to continue to pursue branded opportunities for products for which there is not a store brand market.

•
Given a branded competitor's manufacturing interruptions since the third quarter of our fiscal year ended June 26, 2010, we experienced increased demand for certain adult and pediatric analgesic products in previous fiscal years, which generally had a positive impact on the CHC segment's net sales. The branded competitor re-entered the market during our fiscal year ended June 28, 2014 and continues to re-establish their market position. We believe that this re-entry is largely complete.

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

Segment Results

Six Month Comparison

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015
Net sales	$1,318.7	$1,384.7
Gross profit	$400.0	$454.9
Gross profit %	30.3%	32.9%
Operating income	$157.9	$209.2
Operating income %	12.0%	15.1%

Perrigo Company plc - Item 7
Consumer Healthcare

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

Segment operating income increased $51.3 million, or 32%, as a result of:

•	An increase in net sales of $66.0 million, or 5%, due primarily to:

•	New product sales of $125.3 million related primarily to certain new infant formula products;

•	Incremental net sales due primarily to the Gelcaps and ScarAway® acquisitions of $28.9 million; and

•	A $67.3 million increase in existing sales primarily attributable to increased sales volumes of smoking cessation, cough/cold, and gastrointestinal products; offset partially by

•	A decline of $32.1 million in sales of existing products, primarily in animal health, diabetic care, and contract cough/cold;

•	Discontinued products of $99.6 million related primarily to reformulated infant formula, analgesic, and animal health products; and

•	Unfavorable foreign currency movement of $23.9 million.

•	An increase of $54.9 million in gross profit due to:

•	Improved purchase prices and efficiencies in manufacturing facilities; and

•	Incrementally higher gross profit attributable primarily to the Gelcaps and ScarAway® acquisitions.

•	Partially offset by an increase of $3.6 million in operating expenses due to:

•	An increase in restructuring expense of $11.5 million related to strategic organizational enhancements; and

•	Increased administrative expenses of $2.2 million primarily related to the Gelcaps and ScarAway® acquisitions; offset partially by

•	Decreased R&D spend of $12.8 million due to relative timing of clinical trials.

Fiscal Year Comparison

	Fiscal Year Ended
($ in millions)	June 29, 2013	June 28, 2014	June 27, 2015
Net sales	$2,671.0	$2,849.4	$2,750.0
Gross profit	$834.7	$886.8	$870.3
Gross profit %	31.2%	31.1%	31.6%
Operating income	$401.8	$413.1	$405.6
Operating income %	15.0%	14.5%	14.7%

Perrigo Company plc - Item 7
Consumer Healthcare

Fiscal Year Ended June 27, 2015 vs. Fiscal Year Ended June 28, 2014

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

•
Increased sales volumes of smoking cessation products totaling $46.9 million due in part to certain national brand products not being available to consumers due to manufacturing and supply issues; more than offset by

•
A decline of $193.8 million in sales of existing products, primarily in contract manufacturing, as well as in sales of VMS, cough/cold, analgesic, gastrointestinal, and animal health products. The decline in contract manufacturing and analgesics was driven by a branded competitor's return to the market. The decline in VMS sales was due primarily to increased competition in the marketplace and pricing pressures;

•	Discontinued products of $104.1 million related primarily to animal health and nutritional products; and

•	Unfavorable foreign currency movement of $22.7 million.

•	A decrease of $16.5 million in gross profit due to:

•	Lower segment sales and incremental amortization expense attributable to the Aspen acquisition; offset partially by

•	Improved purchase prices and efficiencies in manufacturing facilities.

•	Partially offset by a $9.0 million decrease in operating expenses due to:

•	Decreased animal health advertising expenses; offset primarily by

•	A $10.0 million option payment related to a collaboration agreement made in the fiscal year ended June 27, 2015 (refer to Item 8. Note 17).

Fiscal Year Ended June 28, 2014 vs. Fiscal Year Ended June 29, 2013

Segment operating income increased $11.3 million, or 3%, as a result of:

•	An increase in net sales of $178.4 million, or 7%, due primarily to:

•	New product sales of $83.4 million;

•	Net sales attributable to the Sergeant's, Velcera, and Aspen acquisitions totaling $57.6 million;

•	Increased sales volumes of existing products totaling $137.7 million, primarily in smoking cessation, gastrointestinal, dermalogic and infant formula; and

•	Favorable changes in foreign currency rates of $2.9 million; offset by

•	A decline of $91.8 million in sales of existing products, primarily in contract manufacturing due to certain national brands re-entering the retail marketplace; and

•	Discontinued products of $16.9 million.

•	An increase of $52.1 million in gross profit due primarily to:

•	Incrementally higher gross profit attributable to the Sergeant's, Velcera, and Aspen acquisitions;

•	Increased new product sales; and

•	Increased sales of smoking cessation, gastrointestinal, and infant formula products; offset primarily by decreased sales in contract manufacturing.

•	Partially offset by an increase of $40.8 million in operating expenses due to:

•	Incremental operating expenses of $22.8 million from the Sergeant's and Velcera acquisitions;

•	Increased R&D of $14.5 million due primarily to higher spending on new product development projects than in the prior year;

•	Increased distribution and selling expenses as a result of higher sales volume;

•	Higher selling expenses related to marketing insync® probiotic as a branded product; and

•	Unfavorable changes in foreign currency exchange rates.

Perrigo Company plc - Item 7
Branded Consumer Healthcare

BRANDED CONSUMER HEALTHCARE

The BCH segment was created on March 30, 2015 as a result of the Omega acquisition, thus comparative prior period data is not available.

Recent Developments

•	On September 15, 2015, we completed our acquisition of Naturwohl, a Munich, Germany-based nutritional business known for its leading German dietary supplement brand, Yokebe®.

•	On August 28, 2015, we completed the acquisition of a portfolio of well-established OTC brands from GSK, including Niquitin® and Coldrex®.

•	Both of these acquisitions build upon the global platform we established through the Omega acquisition, leveraging our European market share and expanding our product offerings.

•
The segment was impacted during the six months ended December 31, 2015 by market dynamics in certain geographic sales channels including Belgium, Germany, and Spain. Net sales were unfavorable in Belgium primarily due to the generic pharmaceuticals product line, while Spain and Germany were unfavorable primarily in the branded lifestyle and VMS product categories. We expect to announce restructuring plans in the first half of 2016 to right size our business in these and other regions due to the impact of market dynamics impacting sales volumes.

Segment Results

Six Months Ended December 31, 2015

Six Months Ended
($ in millions)	December 31, 2015
Net sales	$627.9
Gross profit	$333.5
Gross profit %	53.1%
Operating loss	$(155.3)
Operating loss %	(24.7)%

BCH sales were impacted positively by sales growth in our Top 20 brands, $62.6 million of net sales from new branded products, and $42.7 million of sales attributable to the Naturwohl and GSK acquisitions, offset partially by low distribution sales and $3.8 million of discontinued products.

In the six months ended December 31, 2015, gross profit was impacted by costs associated with excess inventory and product returns, particularly in the three months ended December 31, 2015. Operating expenses included selling, general and administrative expense of $272.1 million (of which $51.7 million related to amortization expense on acquired intangible assets), R&D expense of $14.5 million, and distribution expense of $17.1 million. Selling expense as a percent of net sales of the BCH segment was significantly higher for the BCH segment than it was for our other business segments due to advertising and promotional expenses that are unique to the BCH segment, which totaled $102.9 million during the six months ended December 31, 2015. Advertising and promotion expenses during the six months ended December 31, 2015 also included the effect of higher spending for new product launches and brand marketing strategies.

Perrigo Company plc - Item 7
Branded Consumer Healthcare

In addition, during our impairment testing for the six months ended December 31, 2015, we identified an impairment of certain indefinite-lived intangible assets based on management’s expectation of the prospects for future revenues, profits, and cash flows associated with the assets and recorded impairment charges totaling $185.1 million. The impairment represented the difference between the carrying amount of the intangible assets and their estimated fair value. The significant assumptions supporting the fair value of these assets and cash flow projections assume modest revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the BCH segment currently distributes products, and gross margins and advertising and promotion investments largely consistent with historical trends. Actual performance different from the assumptions utilized in our quantitative analysis may result in additional changes in fair value of these assets. See Item 8. Note 3 for more information.

Fiscal Year Ended June 27, 2015

Fiscal Year Ended (1)
($ in millions)	June 27, 2015
Net sales	$401.1
Gross profit	$190.1
Gross profit %	47.4%
Operating income	$26.6
Operating income %	6.6%

(1)    Includes results from March 30, 2015 to June 27, 2015.

During the fiscal year ended June 27, 2015, we recognized net sales of $401.1 million related to the Omega acquisition, which closed on March 30, 2015 (see Item 8. Note 2 for additional information on the acquisition). BCH sales were impacted positively by seasonality, new products, and strong distribution sales. Net sales also reflected $32.9 million of sales attributable to new products. Operating expenses included primarily selling, general and administrative expense of $118.3 million, of which $52.2 million was related to advertising and promotional expenses, R&D expenses of $7.4 million, and distribution expenses of $9.5 million.

PRESCRIPTION PHARMACEUTICALS

Recent Developments

•
On December 17, 2015, we announced that we would be acquiring a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, for $415.0 million in cash. The acquisition, which was completed on January 22, 2016, will expand our Rx extended topicals portfolio.

•
On December 15, 2015, we completed our acquisition of Entocort® (budesonide) capsules, as well as the authorized generic capsules currently marketed by Par Pharmaceuticals, for sale within the U.S., from AstraZeneca plc for $380.2 million cash. Entocort® is a gastroenterology medicine for patients with mild to moderate Crohn's disease, and the acquisition complemented our Rx portfolio.

Perrigo Company plc - Item 7
Prescription Pharmaceuticals

Segment Results

Six Month Comparison

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015
Net sales	$471.2	$543.4
Gross profit	$245.9	$275.2
Gross profit %	52.2%	50.6%
Operating income	$174.4	$195.3
Operating income %	37.0%	35.9%

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

Segment operating income increased $20.9 million, or 12%, as a result of:

•	An increase in net sales of $72.2 million, or 15%, due primarily to:

•
New product sales of $43.0 million related primarily to the launches of clobetasol propionate 0.05% spray, tacrolimus 0.1% ointment, and benzoyl peroxide 5%-clindamycin 1% gel (a generic version of Benzaclin™);

•	Net sales attributable to the Lumara acquisition of $7.0 million; and

•	Increase in volumes of certain existing products; offset partially by

•	Unfavorable foreign exchange movement of $2.0 million for products manufactured in Israel.

•	An increase of $29.3 million in gross profit due primarily to:

•	Higher net sales and favorable product mix; and

•	Pricing initiatives taken in the first quarter of our fiscal year ended June 28, 2014.

•	Partially offset by a $8.4 million increase in operating expenses due to:

•	Increased selling and administration expense related to the specialty pharmaceuticals sales force; and

•	An increase in restructuring expense of $2.6 million related to our strategic organizational enhancements.

Fiscal Year Comparison

	Fiscal Year Ended
($ in millions)	June 29, 2013	June 28, 2014	June 27, 2015
Net sales	$709.5	$927.1	$1,001.1
Gross profit	$361.5	$489.9	$548.9
Gross profit %	51.0%	52.8%	54.8%
Operating income	$263.2	$349.8	$373.9
Operating income %	37.1%	37.7%	37.3%

Perrigo Company plc - Item 7
Prescription Pharmaceuticals

Fiscal Year Ended June 27, 2015 vs. Fiscal Year Ended June 28, 2014

Segment operating income increased $24.1 million, or 7%, as a result of:

•	An increase in net sales of $74.0 million, or 8%, due primarily to:

•	New product sales of $119.0 million related primarily to the launches of clobetasol propionate 0.05% spray, tacrolimus 0.1% ointment, and testosterone gel 1%; and

•	Net sales attributable to the Lumara product acquisition of $18.1 million; offset partially by

•	Discontinued products of $28.5 million;

•	Decrease in volumes of certain existing products; and

•	Unfavorable foreign exchange movement of $3.8 million for products manufactured in Israel.

•	An increase of $59.0 million in gross profit due primarily to:

•	Higher net sales and favorable product mix; and

•	Pricing initiatives taken in the first quarter of the fiscal year ended June 28, 2014.

•	Partially offset by a $35.0 million increase in operating expenses due to:

•	An R&D payment of $18.0 million made in connection with an R&D contractual arrangement;

•	Increased selling and administration expense related to the specialty pharmaceuticals sales force; and

•	Higher R&D expenses resulting from planned higher spending on new product development.

Fiscal Year Ended June 28, 2014 vs. Fiscal Year Ended June 29, 2013

Segment operating income increased $86.6 million, or 33%, as a result of:

•	An increase in net sales of $217.6 million, or 31%, due primarily to:

•	New product sales of $106.4 million related primarily to the launches of fenofibrate, fluocinonide cream, nitroglycerine spray, repaglinide, and azelastine nasal spray;

•	Net sales attributable to the Rosemont acquisition and Fera product acquisition totaling $83.7 million; and

•	Improved product mix for sales of existing products.

•	An increase of $128.4 million in gross profit due primarily to:

•	Incremental gross profit attributable to the Rosemont and Fera acquisitions;

•	Gross profit contribution from new products; and

•	Improved product mix for sales of existing products.

•	Partially offset by a $41.8 million increase in operating expenses due to:

•	Incremental operating expenses from the Rosemont and Fera acquisitions of $15.1 million, including $3.0 million for the start up of a branded ophthalmic sales force;

•	A $15.0 million loss accrual related to the Texas Medicaid contingency discussed in Item 8. Note 16; and

•	A write-off of IPR&D acquired through the Rosemont and Paddock acquisitions totaling $6.0 million.

SPECIALTY SCIENCES

The Specialty Sciences segment was created on December 18, 2013 as a result of the Elan acquisition.

Recent Developments

In October 2015, Biogen Inc. announced that Tysabri® had failed to meet Phase 3 trial endpoints for use in secondary progressive multiple sclerosis in clinical trials. If the trials had been successful, the additional indication for Tysabri® could have positively impacted our future royalties. The long-term projected sales for Tysabri® remain positive and stable.

Perrigo Company plc - Item 7
Specialty Sciences

Segment Results

Six Month Comparison

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015
Net sales	$178.4	$168.4
Gross profit	$33.4	$22.9
Gross profit %	18.7%	13.6%
Operating income	$24.4	$15.8
Operating income %	13.7%	9.4%

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

Segment operating income decreased $8.6 million, or 35%, as a result of:

•	A decrease in net sales of $10.0 million due to a negative foreign currency impact on Biogen's Tysabri® sales, which decreased our royalties by $10.3 million.

•	A decrease in gross profit of $10.5 million due to a negative foreign currency impact on Biogen's Tysabri® sales.

•	Offset partially by a decrease of $1.9 million in operating expenses.

Fiscal Year Comparison

	Fiscal Year
($ in millions)	June 28, 2014 (1)	June 27, 2015
Net sales	$146.7	$344.0
Gross profit	$(6.1)	$54.0
Gross profit %	(4.1)%	15.7%
Operating (loss) income	$(68.6)	$36.3
Operating (loss) income %	(46.7)%	10.6%

(1) Includes operations from December 18, 2013 to June 28, 2014.

Fiscal Year Ended June 27, 2015 vs. Fiscal Year Ended June 28, 2014

Segment operating income increased $104.9 million, or 153%, as a result of:

•	An increase in net sales of $197.3 million due to:

•	The fiscal year ended June 27, 2015 including 12 months of royalties compared to six months in fiscal year ended June 28, 2014; and

•	Tysabri® royalty percentage increasing from 12% for most of the fiscal year ended June 28, 2014 to 18% for the fiscal year ended June 27, 2015; offset partially by

•	A negative foreign currency impact on Biogen Inc.'s Tysabri® sales, which decreased our royalties by $13.0 million.

Perrigo Company plc - Item 7
Specialty Sciences

•	An increase in gross profit of $60.1 million due to:

•	The royalty percentage increase and additional months of royalties noted above; and

•	Amortization expense on the intangible assets remaining flat.

•	A decrease of $44.9 million in operating expenses due to:

•	The divestiture of a product development program; and

•	The absence of restructuring expense in the fiscal year ended June 27, 2015, which totaled $38.7 million in the fiscal year ended June 28, 2014.

OTHER

Significant Trends and Developments

We are pursuing the sale of our API business based in India and expect the sale to take place during 2016. During the six months ended December 31, 2015, we recorded an impairment of $29.0 million related to the expected sale of the business. As of December 31, 2015, we reclassified India's net assets to "held for sale" as discussed in Item 8. Note 9.

Segment Results

Six Month Comparison

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015
Net sales	$54.8	$45.1
Gross profit	$26.2	$21.6
Gross profit %	47.7%	47.8%
Operating income (loss)	$14.4	$(19.5)
Operating income (loss) %	26.4%	(43.3)%

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

Operating income decreased $33.9 million, or 235%, as a result of:

•	A decrease in net sales of $9.7 million, or 18%, due primarily to competition on certain products and unfavorable changes in foreign currency exchange rates;

•	A decrease of $4.6 million in gross profit due primarily to a decrease in sales of existing products; and

•	An impairment charge of $29.0 million on our India API held for sale assets.

Perrigo Company plc - Item 7
Other

Fiscal Year Comparison

	Fiscal Year Ended
($ in millions)	June 29, 2013	June 28, 2014	June 27, 2015
Net sales	$159.3	$137.6	$107.7
Gross profit	$83.8	$77.1	$49.2
Gross profit %	52.6%	56.0%	45.7%
Operating income	$48.9	$46.1	$26.8
Operating income %	30.7%	33.5%	24.9%

Fiscal Year Ended June 27, 2015 vs. Fiscal Year Ended June 28, 2014

Operating income decreased $19.3 million, or 42%, as a result of:

•	A decrease in net sales of $29.9 million, or 22%, due primarily to:

•	Decrease in U.S. sales of temozolomide, which had a 180-day exclusivity period that was in effect during the first six months of the fiscal year ended June 28, 2014;

•	Competition on certain products; and

•	Unfavorable changes in foreign currency exchange rates.

•	A decrease of $27.9 million in gross profit due primarily to the decrease in the sales of existing products discussed above.

•	Partially offset by a $8.6 million decrease in operating expenses due to proactive cost controls, including headcount reduction and certain decreases in R&D spending.

Fiscal Year Ended June 28, 2014 vs. Fiscal Year Ended June 29, 2013

Operating income decreased $2.8 million, or 6%, as a result of:

•	A decrease in net sales of $21.7 million, or 14%, due primarily to:

•
Decreased sales of existing products of $63.6 million due primarily to increased competition on certain products, along with lower sales related to the post-exclusivity status of a customer's generic finished dosage pharmaceutical product. Our customer launched its product with 180-day exclusivity status in the fourth quarter of our fiscal year ended June 30, 2012; offset in part by

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

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Consolidated Statements of Operations. Unallocated expenses were $151.0 million and $49.6 million for the six months ended December 31, 2015 and December 27, 2014, respectively, and $121.5 million, $173.4 million, and $34.7 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

The $101.4 million increase for the six months ended December 31, 2015 compared to the six months ended December 27, 2014 was due primarily to $86.9 million in fees incurred in our defense against Mylan's unsolicited tender offer and $7.5 million in corporate restructuring charges.

The $51.9 million decrease for the fiscal year ended June 27, 2015 compared to the fiscal year ended June 28, 2014 was due primarily to incurring fewer acquisition-related costs in Administration expense for the Omega acquisition compared to the Elan acquisition, offset partially by expenses we incurred in the fiscal year ended June 27, 2015 related to our defense against Mylan's bids. Acquisition-related costs recorded in Administration expense consist primarily of general transaction costs (legal, banking, and other professional fees).

The $138.7 million increase for the fiscal year ended June 28, 2014 compared to the fiscal year ended June 29, 2013 was due primarily to acquisition-related costs incurred in connection with the Elan transaction. See Item 8. Note 2 for more information on acquisition-related expenses.

Interest and Other (Consolidated)

	Fiscal Year Ended			Six Months Ended
($ in millions)	June 29, 2013	June 28, 2014	June 27, 2015	December 27, 2014	December 31, 2015
Interest expense, net	$65.8	$103.5	$146.0	$56.7	$89.9
Other expense, net	$5.6	$25.1	$343.2	$61.9	$26.9
Loss on extinguishment of debt	$—	$165.8	$10.5	$9.6	$0.9

Interest Expense, Net

The $33.2 million increase for the six months ended December 31, 2015 compared to the six months ended December 27, 2014 was due primarily to the incremental increase in borrowings resulting from the acquisition of Omega, including the issuance of $1.6 billion of senior notes in November 2014 and assumed Omega debt, of which $798.3 million was outstanding at December 31, 2015, as well as amounts drawn under our revolving credit facilities, including $380.0 million and $300.0 million outstanding under the 2015 Revolver and 2014 Revolver, respectively, at December 31, 2015.

The $42.5 million increase for the fiscal year ended June 27, 2015 compared to the fiscal year ended June 28, 2014 was due primarily to the interest on the incremental increase in borrowings resulting from the issuance of $1.6 billion of debt in November 2014 to finance the Omega acquisition, as well as the debt we assumed from Omega in the fourth quarter of our fiscal year ended June 27, 2015 and did not repay, which totaled $820.9 million at June 27, 2015.

The $37.7 million increase for the fiscal year ended June 28, 2014 compared to the fiscal year ended June 29, 2013 was due primarily to increased borrowings related to the issuance of $600.0 million of debt in the fourth quarter of the fiscal year ended June 29, 2013, which was paid off during the second quarter of our fiscal year ended June 28, 2014 in conjunction with the Elan acquisition. Interest expense also increased due to an incremental increase in borrowings resulting from the issuance of $2.3 billion of debt in a private placement to finance the Elan acquisition, as well as a new $1.0 billion bank term loan, both of which were completed during the second quarter of our fiscal year ended June 28, 2014. See Item 8. Note 10 for more information on the above-mentioned debt.

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Other Expense, Net

Other expense, net totaled $26.9 million for the six months ended December 31, 2015 and was comprised primarily of a $10.7 million other-than-temporary impairment of a marketable equity security, losses on equity method investments totaling $7.1 million, and a $4.8 million loss on a foreign currency derivative we entered to hedge against the change in the euro for the euro-denominated purchase price of the GSK acquisition. Other expense, net totaled $61.9 million during the six months ended December 27, 2014 due primarily to our derivative activity to economically hedge fluctuations in the euro-denominated purchase price of the Omega acquisition, which resulted in a loss of $64.7 million, offset partially by a gain of $12.5 million from the transfer of a rights agreement.

The $318.1 million increase for the fiscal year ended June 27, 2015 compared to the fiscal year ended June 28, 2014 was due primarily to $324.8 million in aggregate losses we incurred hedging the euro-denominated purchase prices of Omega and GSK, as well as a $6.8 million goodwill impairment, offset partially by a gain of $12.5 million from the transfer of a rights agreement.

The $19.5 million increase in Other expense, net for the fiscal year ended June 28, 2014 compared to the fiscal year ended June 29, 2013 was due primarily to the sale of investments acquired from Elan totaling $12.7 million and losses on equity method investments totaling $8.6 million.

See Item 8. Note 8 for more information on the derivatives, Item 8. Note 7 for information on the investments, and Item 8. Note 3 for information on the goodwill impairment charge.

Loss on Extinguishment of Debt

During the six months ended December 31, 2015 we recorded a $0.9 million loss on extinguishment of debt, which consisted of deferred financing fees we wrote off related to the undrawn tranche of the 2014 Credit Agreements (as defined below) that we allowed to expire during the period. The losses during the six months ended December 27, 2014 ($9.6 million) and during the fiscal year ended June 27, 2015 ($10.5 million) consisted mainly of interest on the bridge agreement associated with financing the Omega acquisition. The $165.8 million loss recorded in the fiscal year ended June 28, 2014 consisted of make-whole payments, write-off of unamortized discounts, write-off of deferred financing fees, and interest on the bridge agreements associated with financing the Elan acquisition.

See Item 8. Note 2 for information on the Omega and Elan acquisitions, and Item 8. Note 10 for information on the extinguishment of debt.

Income Taxes (Consolidated)

The effective tax rate on continuing operations was 124.2% for the six months ended December 31, 2015 and 48.4%, 24.7% and 27.3% for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

The effective tax rate for the six months ended December 31, 2015 was significantly higher due mainly to the foreign tax rate impacts recorded at higher than the Irish tax rate for the impairment of Omega’s intangible assets and our India API assets held for sale. The effective tax rate was favorably affected by a reduction in the reserves for uncertain tax liabilities in the amount of $6.1 million for the six months ended December 31, 2015 related to various audit resolutions. For the fiscal year ended June 27, 2015 the rate was higher due mainly to the impact of a valuation allowance on deferred taxes and as a result of the Omega transaction costs. Similarly, the effective tax rate for the fiscal year ended June 28, 2014 was impacted by the transaction costs, changes to the estimated jurisdictional mix of income and the new corporate structure attributable to the Elan transaction. Additionally, the effective tax rate for the fiscal year ended June 28, 2014 was unfavorably impacted by Israel tax rate changes in the amount of $1.8 million and favorably impacted by United Kingdom tax rate changes in the amount of $4.7 million as discussed further below.

During our fiscal year ended June 25, 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for our fiscal years ended June 25, 2011 and June 30, 2012, 7% for our fiscal years ended June 29, 2013 and June 28, 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. For all other entities that do not qualify for this reduced rate, the tax rate was increased from 25% to

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

26.5%. However, additional legislation was passed in January 2016, effective immediately, reducing the tax rate from 26.5% back to 25%.

In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates are applicable to Perrigo as of June 30, 2013 and favorably impacted the effective tax rate in the amount of $4.7 million for our fiscal year ended June 28, 2014. Additionally, in November 2015, the United Kingdom passed legislation further reducing the statutory rate to 19% and 18% beginning April 1, 2017 and April 1, 2020, respectively. These rates are applicable to us as of December 31, 2015 and favorably impacted our effective tax rate in the amount of $1.4 million for the six months ended December 31, 2015.

In December 2013, Mexico enacted legislation to rescind the scheduled rate reductions and maintain the 30% corporate tax rate for 2014 and future years. This rate was applicable to Perrigo as of June 30, 2013.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including revolving bank credit and securities offerings. Based on our current financial condition and credit relationships, management believes that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of commercial and capital market conditions on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate or if favorable capital market opportunities become available.

Cash and Cash Equivalents

*    Working capital represents current assets less current liabilities, excluding cash and cash equivalents, and current indebtedness, for all years presented.

Cash, cash equivalents, cash flows from operations and borrowings available under our credit facilities are expected to be sufficient to finance the known and/or foreseeable liquidity and capital expenditures. Although our lenders have made commitments to make funds available to us in a timely fashion under our revolving credit agreements and overdraft facilities, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to our existing credit facilities.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash Flows

Operating

Six Month Comparison

We generated $323.2 million from operating activities during the six months ended December 31, 2015, a $144.5 million decrease over the comparable prior year period. The primary driver of the decrease was increased payments on accounts payable, which used $199.5 million of cash compared to $46.8 million in the prior year period, due primarily to the addition of our BCH segment following our acquisition of Omega. Generally, our BCH segment has seasonally stronger sales in the second and fourth quarters of the calendar year. Accordingly, accounts payable terms with suppliers have historically been structured to benefit cash flow in these quarters which require investments in inventory and accounts receivable. Given the working capital structure of the segment, BCH experiences strong cash inflow in the second and fourth calendar quarters and cash outflow in the first and third calendar quarters. In order to establish a more sustainable cash flow pattern during the year, we are systematically changing these payment structures during 2016, which we expect to unfavorably impact cash flow in the first quarter and for the year by €80.0 million (approximately $87.0 million). Operating cash flow was also impacted by the use of $70.0 million to increase inventory compared to $17.7 million in the prior year period, which was due primarily to the addition of Omega, and $57.7 million used to pay for legal and consulting fees related to our defense against Mylan.

These decreases were offset partially by increased collections on accounts receivable of $86.1 million during the six months ended December 31, 2015, compared to a decrease in collections of accounts receivable of $4.5 million for the prior year period due to timing of receipt of payments. The decreases were also offset partially by the addition of our BCH segment and an increase in accrued liabilities of $75.6 million during the six months ended December 31, 2015, compared to $52.0 million in the prior year period due primarily to amounts not yet paid related to our defense against Mylan.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Fiscal Year Comparison

In the fiscal year ended June 27, 2015, net cash provided from operating activities increased $504.8 million compared to the fiscal year ended June 28, 2014 due to increased earnings after adding back non-cash expenses and changes in working capital due primarily to the Omega acquisition. Accounts receivable impacted cash flow from operations by $81.7 million compared to $226.7 million in the prior year, an improvement of $145.0 million. The improvement was largely due to sales timing in the quarter compared to the prior year. The primary improvement in working capital was in accounts payable, which benefited operating cash flow by $140.6 million compared to a use of $24.9 million in the prior year. The change is largely attributable to the addition of Omega in the second calendar quarter, as Omega structured terms with suppliers based on seasonality of the business as noted above. These cash increases were offset partially by decreased inventory levels.

In addition, our operating cash flow increased due to the increase in Tysabri® royalties we received in the fiscal year ended June 27, 2015 compared to the fiscal year ended June 28, 2014. Our royalties were 18% of Biogen's worldwide sales of Tysabri® in the fiscal year ended June 27, 2015 compared to 12% through April 30 in the fiscal year ended June 28, 2014.

In the fiscal year ended June 28, 2014, net cash provided from operating activities increased $139.7 million compared the fiscal year ended June 29, 2013, due to increased earnings after adding back non-cash expenses, primarily loss on extinguishment of debt and depreciation and amortization expenses. There was also a slight increase due to changes in working capital.

Investing

Six Month Comparison

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash used for investing activities totaled $874.4 million for the six months ended December 31, 2015, an increase of $717.8 million over the comparable prior period. The increase in cash used was due primarily to the acquisitions we completed in the current year (primarily Entocort®, GSK and Naturwohl), which used $791.6 million in cash. During the six months ended December 27, 2014, we used $83.0 million in cash to complete the Lumara acquisition.

Capital expenditures for the six months ended December 31, 2015 totaled $77.8 million, compared to $48.0 million in the comparable prior year period. Capital expenditures for the next twelve months are anticipated to be between $135.0 million to $165.0 million related primarily to manufacturing productivity capacity and quality/regulatory projects. We expect to fund these estimated capital expenditures with funds from operating cash flows.

Fiscal Year Comparison
Net cash used for investing activities during the fiscal year ended June 27, 2015 increased $942.1 million compared to the fiscal year ended June 28, 2014 due to increased acquisition activity. During the fiscal year ended June 27, 2015, we used $2.2 billion, net of cash received, to purchase Omega, Gelcaps, and the Lumara products. During the fiscal year ended June 28, 2014, we used $1.6 billion, net of cash received, to acquire Elan and products from Aspen and Fera. Investing activities for the fiscal year ended June 27, 2015 also included $329.9 million of cash outflow related to the cash settlement of non-designated foreign currency derivatives we used to hedge the euro-denominated Omega and GSK purchase prices. See Item 8. Note 2 and Item 8. Note 8 for more information on the above-mentioned acquisitions and derivatives, respectively.

Net cash used for investing activities during the fiscal year ended June 28, 2014 increased $757.0 million compared to the fiscal year ended June 29, 2013, due primarily to increased acquisition activity. During the fiscal year ended June 29, 2013, we used $852.3 million, net of cash received, to purchase Velcera, Rosemont, Sergeant's, products from Fera, and the non-controlling interest of Cobrek. There was also a $67.5 million increase in capital expenditures to support various infrastructure projects, partially offset by $81.4 million of proceeds from sales of investments in the fiscal year ended June 28, 2014.

Cash used for capital expenditures for facilities and equipment during the fiscal year ended June 27, 2015 totaled $137.0 million. Capital expenditures were incurred for manufacturing productivity and capacity projects and investments at newly acquired entities. Capital expenditures were $171.6 million and $132.2 million for the fiscal year ended June 28, 2014 and June 29, 2013, respectively. The decrease in the fiscal year ended June 27, 2015 compared to the fiscal year ended June 28, 2014 was due to several large infrastructure projects nearing completion.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Financing

Six Month Comparison

Cash generated from financing activities totaled $193.6 million for the six months ended December 31, 2015, compared to $2.5 billion for the comparable prior year period. The net cash inflow during the six months ended December 31, 2015 was due to net borrowings under our revolving credit facilities of $680.0 million and net borrowings under our overdraft facilities of $82.9 million, offset partially by $500.0 million used to repurchase shares under our share repurchase plan, $36.3 million in dividend payments, and $28.3 million in scheduled principal payments on our euro-denominated term loan. The cash generated during the six months ended December 27, 2014 was due to financing activities to fund the Omega acquisition. Financing included a public bond offering and a refinancing of our term loans, which together raised $2.5 billion net of discounts and fees, and a public equity offering, which raised $999.3 million net of issuance costs. We also used $895.0 million of proceeds to repay our previous term loans.

Fiscal Year Comparison
Net cash provided from financing activities increased $495.9 million in the fiscal year ended June 27, 2015 compared to the fiscal year ended June 28, 2014 due primarily to financing we undertook to purchase Omega in the fiscal year ended June 27, 2015. The Omega financing included raising $1.6 billion of debt, net of discount and issuance costs, and issuing 6.8 million ordinary shares, which brought in $999.3 million, net of issuance costs. In addition, we refinanced certain of our debt totaling $907.6 million. This increase in cash was offset partially by repayments of short- and long-term debt totaling $1.9 billion. In the fiscal year ended June 27, 2015 we issued $3.2 billion of debt net of issuance costs and repaid $2.2 billion of debt, including premium on early debt retirement, primarily in connection with the Elan acquisition. The increase in cash from financing activities in the fiscal year ended June 27, 2015 was also offset partially by an increase of $18.7 million in dividend payments over the fiscal year ended June 28, 2014.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Net cash provided from financing activities increased $450.8 million in the fiscal year ended June 28, 2014 compared to the fiscal year ended June 29, 2013 due primarily to the Elan financing activity described above. In the fiscal year ended June 29, 2013, we issued $600.0 million in public bonds. See the below "Long-Term Debt" section and Item 8. Note 10 for more information on the above-mentioned debt activity.

Share Repurchases

In October 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion. During the six months ended December 31, 2015 we repurchased 3.3 million ordinary shares at an average repurchase price of $151.59 per share, for a total of $500.0 million.

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends of $36.3 million ($0.25 per share) and $29.0 million ($0.21 per share) during the six months ended December 31, 2015 and December 27, 2014, respectively, and $64.8 million ($0.46 per share), $46.1 million ($0.39 per share), and $33.0 million ($0.35 per share) during the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on earnings, financial condition, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Dividends paid were as follows:

Declaration Date	Record Date	Payable	Dividend Declared

Six Months Ended December 31, 2015
November 4, 2015	November 27, 2015	December 15, 2015	$0.125
August 12, 2015	August 28, 2015	September 15, 2015	$0.125

Fiscal Year Ended June 27, 2015
April 28, 2015	May 29, 2015	June 16, 2015	$0.125
January 27, 2015	February 27, 2015	March 17, 2015	$0.125
November 3, 2014	November 28, 2014	December 16, 2014	$0.105
August 13, 2014	August 29, 2014	September 16, 2014	$0.105

Fiscal Year Ended June 28, 2014
April 28, 2014	May 30, 2014	June 17, 2014	$0.105
January 29, 2014	February 28, 2014	March 18, 2014	$0.105
November 6, 2013	November 29, 2013	December 17, 2013	$0.090
August 14, 2013	August 30, 2013	September 17, 2013	$0.090

Capital Resources

Overdraft Facilities

We acquired overdraft facilities from Omega with outstanding balances totaling €51.4 million ($56.0 million)at March 30, 2015 and repaid them prior to June 27, 2015. The repayments are shown on the Consolidated Statements of Cash Flows in Borrowings (repayments) of short-term debt, net. Our BCH segment uses overdraft facilities in its day-to-day operations. The balance outstanding under the facilities was $82.9 million at December 31, 2015 and is included in Current indebtedness.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Accounts Receivable Factoring

We assumed multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”) with the Omega acquisition. Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored and excluded from accounts receivable was $106.7 million and $171.6 million at December 31, 2015 and June 27, 2015, respectively. See Item 8. Note 4 for more information.

Revolving Credit Agreements

On December 9, 2015, Perrigo Finance Unlimited Company, formerly Perrigo Finance plc ("Perrigo Finance"), entered into a $750.0 million revolving credit agreement (the "2015 Revolver"). There was $380.0 million outstanding under the 2015 Revolver as of December 31, 2015.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019, and a $600.0 million revolving credit agreement which stepped up to $1.0 billion upon the closing of the Omega acquisition (the "2014 Revolver") (together, the "2014 Credit Agreements"), and Perrigo Company entered into a $300.0 million term loan tranche maturing December 18, 2015. We allowed the undrawn €300.0 million term loan tranche to expire.

There was $300.0 million outstanding under the 2014 Revolver as of December 31, 2015. There were no borrowings outstanding under the 2014 Revolver as of June 27, 2015, and June 28, 2014.

On January 22, 2016, we paid $415.0 million in cash to acquire a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), which was funded primarily by borrowings under our 2014 Revolver and 2015 Revolver.

We also assumed a €500.0 million ($544.5 million) revolving credit facility in connection with the Omega acquisition. We repaid the $539.1 million outstanding under this facility and terminated it on April 8, 2015. See Item 8. Note 10 for more information on our revolving credit agreements and related transactions.

Term Loans and Notes

Six Months Ended December 31, 2015

•	During the six months ended December 31, 2015, we made $28.3 million in scheduled principal payments on our euro-denominated term loan.

Fiscal Year Ended June 27, 2015

•
On September 2, 2014, we offered to exchange what were previously private placement senior notes for public bonds registered with the Securities and Exchange Commission. Substantially all of the private placement senior notes have been exchanged.

•
On December 2, 2014, Perrigo Finance, our 100% owned finance subsidiary, issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2021, $700.0 million in aggregate principal amount of 3.90% senior notes due 2024, and $400.0 million in aggregate principal amount of 4.90% senior notes due 2044 (collectively, the "2014 Bonds").

•
The 2014 Bonds are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo Company plc, and no other subsidiary of Perrigo Company plc guarantees the 2014 Bonds. We may redeem the 2014 Bonds at any time under the terms of the applicable indenture, subject to the payment of a make-whole premium.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

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

Fiscal Year Ended June 28, 2014

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

We were in compliance with all covenants under our various debt agreements as of December 31, 2015. See Item 8. Note 10 for more information on all of the above debt facilities and transactions.

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

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Credit Ratings

Our credit ratings on December 31, 2015 were Baa3 (stable) and BBB (outlook negative) by Moody's Investors Service and Standard and Poor's ("S&P") Rating Services, respectively.

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

Contractual Obligations

Our enforceable and legally binding obligations as of December 31, 2015 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions).

	Payment Due
	2016	2017-2018	2019-2020	After 2020	Total
Short and long-term debt (1)	$1,201.9	$1,568.3	$1,005.3	$4,114.3	$7,889.8
Capital lease obligations	2.4	0.5	—	—	2.9
Purchase obligations (2)	396.3	4.6	2.1	0.7	403.7
Pending acquisition (3)	415.0	—	—	—	415.0
Operating leases (4)	45.8	65.8	36.4	21.6	169.6
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (5)	6.6	0.5	—	85.7	92.8
Other (6)	45.7	10.4	8.8	11.1	76.0
Total	$2,113.7	$1,650.1	$1,052.6	$4,233.4	$9,049.8

(1)	Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at December 31, 2015.

(2)	Consists of commitments for both materials and services.

(3)	Purchase price of generic Retin A® portfolio acquisition.

(4)	Used in normal course of business, principally for warehouse facilities and computer equipment.

(5)
Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, we have funded $52.5 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(6)
Primarily includes consulting fees related to the Mylan defense for calendar year 2016, and electrical purchase contracts, which were accrued in Other current liabilities and Other non-current liabilities at December 31, 2015 for all years.

We fund our U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions, which we expect to be approximately $25.5 million over the next 12 months. Future contributions are dependent upon various factors, including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. We generally expect to fund all future contributions with cash flows from operating activities.

As of December 31, 2015, we had approximately $334.7 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Net deferred income tax liabilities were $1.5 billion as of December 31, 2015. This amount is not included in the Contractual Obligations table above because we believe this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

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

We maintain customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees, and other incentive programs. Some of these adjustments relate specifically to the Rx segment while others relate to the CHC and BCH segments. The aggregate gross-to-net adjustments related to Rx products can exceed 50% of the segment's gross sales. In contrast, the aggregate gross-to-net adjustments related to CHC and BCH typically do not exceed 10% of the segment's gross sales. Certain of these accruals and allowances are recorded on the balance sheet as current liabilities, and others are recorded as a reduction in accounts receivable.

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

Perrigo Company plc - Item 7
Critical Accounting Estimates

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

Perrigo Company plc - Item 7
Critical Accounting Estimates

Current reporting period adjustments to allowance amounts established in prior reporting periods have not historically been material.

The following table summarizes the activity in our customer-related accrual and allowance accounts on the Consolidated Balance Sheets (in millions):

Customer-Related Accruals and Allowances
	Rx				All Other Segments *
(in millions)	Chargebacks	Medicaid Rebates	Returns and Shelf Stock Allowances	Admin. Fees and Other Rebates	Rebates and Other Allowances	Total
Balance at June 29, 2013	$67.4	$9.3	$37.2	$19.3	$37.6	$170.8
Balances Acquired in Business Acquisitions	—	—	—	—	17.1	17.1
Provisions / Adjustments	885.4	52.5	46.9	116.4	117.4	1,218.6
Credits / Payments	(804.9)	(37.4)	(30.5)	(110.4)	(105.3)	(1,088.5)
Balance at June 28, 2014	$147.9	$24.4	$53.6	$25.3	$66.8	$318.0
Balances Acquired in Business Acquisitions	—	—	—	—	43.8	43.8
Provisions / Adjustments	1,123.1	46.8	35.3	133.5	155.8	1,494.5
Credits / Payments	(1,079.6)	(39.6)	(26.8)	(113.3)	(162.1)	(1,421.4)
Balance at June 27, 2015	$191.4	$31.6	$62.1	$45.5	$104.3	$434.9
FX	—	—	—	—	(1.6)	(1.6)
Provisions / Adjustments	659.4	11.7	21.3	49.7	111.0	853.1
Credits / Payments	(632.7)	(18.6)	(20.6)	(54.3)	(94.6)	(820.8)
Balance at December 31, 2015	$218.1	$24.7	$62.8	$40.9	$119.1	$465.6

*	CHC, BCH, and Specialty Sciences

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

Perrigo Company plc - Item 7
Critical Accounting Estimates

Income Taxes

Our tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, income tax rate changes by governments; the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. and international tax reform); changes in U.S. generally accepted accounting principles; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided taxes.

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

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters, as described in Item 8. Note 16. We also separately record any insurance recoveries that are probable of occurring.

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

Perrigo Company plc - Item 7
Critical Accounting Estimates

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets received. We test goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. For the transition period of June 28, 2015 through December 31, 2015, we tested both our goodwill and indefinite-lived assets (discussed further below) for impairment as of September 27, 2015, the first day of the second quarter of the transition period. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

Certain trade names, trademarks, brands, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. We review them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjust the carrying value of the asset as necessary. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

See Item 8. Note 3 for additional information regarding goodwill and indefinite-lived intangible asset impairment testing results.

Definite-Lived Intangible Assets

Other intangible assets consist of a portfolio of individual developed product technology/formulation and product rights, brands, distribution and license agreements, customer relationships, non-compete agreements, IPR&D, and trade names and trademarks. The assets categorized as developed product technology/formulation

Perrigo Company plc - Item 7
Critical Accounting Estimates

and product rights, certain distribution and license agreements and non-compete agreements are amortized over their estimated useful economic lives using the straight-line method. Customer relationships and certain distribution agreements are amortized on a proportionate basis consistent with the economic benefits derived from those relationships and agreements.

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

Assets Held for Sale

We classify assets as "held for sale" when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value and the fair market value, less costs to sell. See Item 8. Note 9 for further information on our assets held for sale.

Recently Issued Accounting Standards

See Item 8. Note 1 for information regarding recently issued accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We are a global company with operations throughout North America, Europe, Australia, Mexico, and Israel. We transact business in each location's local currency and in foreign currencies, thereby creating exposures to changes in exchange rates. Our largest exposure is the movement of the U.S. dollar relative to the euro, which has increased due to the Omega acquisition. In addition, our U.S. operations continue to expand their export business, primarily in Canada, China, and Europe, and are subject to fluctuations in the respective exchange rates relative to the U.S. dollar. A large portion of the sales of our Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations largely incur costs in their local currency. Further, a portion of Biogen's global sales of Tysabri® are denominated in local currencies creating exposures to changes in exchange rates relative to the U.S. dollar and thereby impacting the amount of U.S. dollar royalties we receive.

Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate the translation effect of a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would have increased operating income of our non-U.S. operating units by approximately $18.6 million for the six months ended December 31, 2015. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of December 31, 2015, cumulative net currency translation adjustments decreased shareholders’ equity by $4.4 million.

Perrigo Company plc - Item 7A

We monitor and strive to manage risk related to foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign exchange derivatives or netted with offsetting exposures at other entities. See Item 8. Note 8 for further information regarding our derivative and hedging activities. We cannot predict future changes in foreign currency movements and fluctuations could materially impact earnings.

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of interest income earned on our investment of cash on hand and interest expense on borrowings used to finance acquisitions and working capital requirements.

We have in the past, and may in the future, enter into certain derivative financial instruments related to the management of interest rate risk, when available on a cost-effective basis. See Item 8. Note 8 for further information regarding our derivative and hedging activities. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. We do not use derivative financial instruments for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. The framework used in carrying out our evaluation was the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.
Based on the evaluation under these frameworks, management has concluded that internal controls over financial reporting were effective as of December 31, 2015. The results of management’s assessment have been reviewed with our Audit Committee.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Transition Report on Form 10-KT, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

Perrigo Company plc - Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Perrigo Company plc

We have audited Perrigo Company plc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Perrigo Company plc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Perrigo Company plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perrigo Company plc as of December 31, 2015, June 27, 2015 and June 28, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the period from June 28, 2015 to December 31, 2015 and each of the three fiscal years in the period ended June 27, 2015 of Perrigo Company plc, and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 25, 2016

Perrigo Company plc - Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders
Perrigo Company plc

We have audited the accompanying consolidated balance sheets of Perrigo Company plc as of December 31, 2015, June 27, 2015 and June 28, 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for period from June 28, 2015 to December 31, 2015 and each of the three fiscal years in the period ended June 27, 2015. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perrigo Company plc at December 31, 2015, June 27, 2015 and June 28, 2014, and the consolidated results of its operations and its cash flows for the period June 28, 2015 to December 31, 2015 and each of the three fiscal years in the period ended June 27, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perrigo Company plc's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 25, 2016

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Net sales	$2,769.5	$4,603.9	$4,060.8	$3,539.8
Cost of sales	1,661.4	2,891.4	2,613.1	2,259.8
Gross profit	1,108.1	1,712.5	1,447.7	1,280.0

Operating expenses
Distribution	47.9	67.7	55.3	47.5
Research and development	88.2	187.8	152.5	115.2
Selling	325.9	319.0	208.6	186.1
Administration	309.1	385.2	411.3	240.2
Impairment charges	215.6	—	—	—
Write-off of in-process research and development	—	—	6.0	9.0
Restructuring	26.9	5.1	47.0	2.9
Total operating expenses	1,013.6	964.8	880.7	600.9

Operating income	94.5	747.7	567.0	679.1

Interest expense, net	89.9	146.0	103.5	65.8
Other expense, net	26.9	343.2	25.1	5.6
Loss on extinguishment of debt	0.9	10.5	165.8	—
Income (loss) before income taxes	(23.2)	248.0	272.6	607.7
Income tax expense (benefit)	(28.8)	120.0	67.3	165.8
Net income	$5.6	$128.0	$205.3	$441.9

Earnings per share
Basic	$0.04	$0.92	$1.78	$4.71
Diluted	$0.04	$0.92	$1.77	$4.68

Weighted-average shares outstanding
Basic	145.6	139.3	115.1	93.9
Diluted	146.1	139.8	115.6	94.5

Dividends declared per share	$0.25	$0.46	$0.39	$0.35

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013

Net income	$5.6	$128.0	$205.3	$441.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(135.3)	(33.5)	83.8	26.9
Change in fair value of derivative financial instruments(1)	2.1	(0.2)	(11.6)	6.0
Change in fair value of investment securities(2)	9.3	(5.4)	2.4	4.4
Change in post-retirement and pension liability(3)	6.0	1.9	(12.0)	0.3
Other comprehensive income (loss), net of tax	(117.9)	(37.2)	62.6	37.6
Comprehensive income (loss)	$(112.3)	$90.8	$267.9	$479.6

(1)
Includes tax effect of $0.4 million for the six months ended December 31, 2015, and $5.7 million, $(1.2) million, and $3.2 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

(2)
Includes tax effect of $3.6 million for the six months ended December 31, 2015, and $2.7 million, $1.2 million, and $0.0 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

(3)
Includes tax effect of $2.9 million for the six months ended December 31, 2015, and $0.6 million, $0.0 million, and $0.2 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2015	June 27, 2015	June 28, 2014
Assets
Cash and cash equivalents	$417.8	$785.6	$799.5
Accounts receivable, net of allowance for doubtful accounts of $3.0 million, $2.4 million, and $2.7 million, respectively	1,193.1	1,282.1	935.1
Inventories	844.4	838.9	631.6
Current deferred income taxes	—	122.3	62.8
Prepaid expenses and other current assets	289.1	154.0	121.9
Total current assets	2,744.4	3,182.9	2,550.9
Property and equipment, net	886.2	932.4	779.9
Goodwill and other indefinite-lived intangible assets	7,281.2	7,235.0	3,543.8
Other intangible assets, net	8,190.5	8,105.6	6,787.0
Non-current deferred income taxes	54.6	39.6	23.6
Other non-current assets	237.0	225.1	167.6
Total non-current assets	16,649.5	16,537.7	11,301.9
Total assets	$19,393.9	$19,720.6	$13,852.8
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$554.9	$747.5	$364.3
Payroll and related taxes	125.3	133.9	112.3
Accrued customer programs	398.0	368.1	256.5
Accrued liabilities	308.4	246.4	179.4
Accrued income taxes	85.2	52.6	17.4
Current deferred income taxes	—	80.6	1.1
Current indebtedness	1,018.3	64.6	143.7
Total current liabilities	2,490.1	1,693.7	1,074.7
Long-term debt, less current portion	4,971.6	5,246.9	3,063.1
Non-current deferred income taxes	1,563.7	1,745.1	727.9
Other non-current liabilities	332.4	372.1	293.4
Total non-current liabilities	6,867.7	7,364.1	4,084.4
Total liabilities	9,357.8	9,057.8	5,159.1
Commitments and contingencies - Note 16
Shareholders’ equity
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,144.6	8,621.9	6,678.2
Accumulated other comprehensive income	(15.5)	102.4	139.6
Retained earnings	1,907.6	1,938.3	1,875.1
Total controlling interest	10,036.7	10,662.6	8,692.9
Noncontrolling interest	(0.6)	0.2	0.8
Total shareholders’ equity	10,036.1	10,662.8	8,693.7
Total liabilities and shareholders' equity	$19,393.9	$19,720.6	$13,852.8

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—	—
Ordinary shares, issued and outstanding	143.1	146.3	133.8

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Cash Flows From (For) Operating Activities
Net income	$5.6	$128.0	$205.3	$441.9
Adjustments to derive cash flows
Depreciation and amortization	328.0	548.8	358.9	160.2
Loss on acquisition-related foreign currency derivatives	—	326.4	—	—
Share-based compensation	24.8	31.6	24.6	18.4
Impairment charges	215.6	—	—	—
Loss on extinguishment of debt	0.9	10.5	165.8	—
Non-cash restructuring charges	26.9	5.1	47.0	2.9
Deferred income taxes	(141.8)	(16.4)	(53.8)	5.7
Other non-cash adjustments	17.5	17.0	10.5	(3.4)
Subtotal	477.5	1,051.0	758.3	625.6
Increase (decrease) in cash due to:
Accounts receivable	86.1	(81.7)	(226.7)	(37.0)
Inventories	(70.0)	10.7	83.0	(94.6)
Accounts payable	(199.5)	140.6	(24.9)	6.5
Payroll and related taxes	(38.2)	(30.2)	(55.5)	(11.9)
Accrued customer programs	27.0	69.9	113.1	12.6
Accrued liabilities	75.6	37.3	23.0	8.4
Accrued income taxes	(30.5)	17.5	(10.7)	28.9
Other	(4.8)	(16.8)	33.9	15.3
Subtotal	(154.3)	147.3	(64.8)	(71.8)
Net cash from (for) operating activities	323.2	1,198.3	693.5	553.8
Cash Flows From (For) Investing Activities
Acquisitions of businesses, net of cash acquired	(791.6)	(2,181.8)	(1,605.8)	(852.3)
Settlement of acquisition-related foreign currency derivatives	—	(329.9)	—	—
Proceeds from sales of securities	—	—	81.4	8.6
Additions to property and equipment	(77.8)	(137.0)	(171.6)	(104.1)
Other investing	(5.0)	1.8	(8.8)	—
Net cash from (for) investing activities	(874.4)	(2,646.9)	(1,704.8)	(947.8)
Cash Flows From (For) Financing Activities
Borrowings (repayments) of revolving credit agreements and other financing, net	762.0	(52.5)	(3.0)	5.0
Issuances of long-term debt	—	2,504.3	3,293.6	637.3
Payments on long-term debt	(28.3)	(1,823.5)	(2,035.0)	(40.0)
Premium on early debt retirement	—	—	(133.5)	—
Deferred financing fees	(0.3)	(28.1)	(48.8)	(6.0)
Issuance of ordinary shares	4.9	1,043.4	9.8	10.7
Equity issuance costs	—	(35.7)	—	—
Repurchase of ordinary shares	(500.0)	—	—	—
Cash dividends	(36.3)	(64.8)	(46.1)	(33.0)
Other financing	(8.4)	(19.2)	(9.0)	3.3
Net cash from (for) financing activities	193.6	1,523.9	1,028.0	577.2
Effect of exchange rate changes on cash	(10.2)	(89.2)	2.9	(5.8)
Net increase (decrease) in cash and cash equivalents	(367.8)	(13.9)	19.6	177.4
Cash and cash equivalents, beginning of period	785.6	799.5	779.9	602.5
Cash and cash equivalents, end of period	$417.8	$785.6	$799.5	$779.9

Perrigo Company plc - Item 8

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$84.2	$143.2	$98.4	$58.5
Interest received	$0.7	$1.1	$2.4	$3.9
Income taxes paid	$87.8	$131.0	$93.2	$133.2
Income taxes refunded	$1.7	$9.6	$4.3	$1.3
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance at June 30, 2012	93.5	$504.7	$39.4	$1,306.9	$1,851.0

Net income	—	—	—	441.9	441.9
Other comprehensive income	—	—	37.6	—	37.6
Issuance of common stock under:
Stock options	0.4	10.7	—	—	10.7
Restricted stock plan	0.4	—	—	—	—
Compensation for stock options	—	6.1	—	—	6.1
Compensation for restricted stock	—	12.3	—	—	12.3
Cash dividends, $0.35 per share	—	—	—	(33.0)	(33.0)
Tax effect from stock transactions	—	17.1	—	—	17.1
Repurchase of common stock	(0.1)	(12.4)	—	—	(12.4)
Balance at June 29, 2013	94.1	538.5	77.0	1,715.9	2,331.4

Net income	—	—	—	205.3	205.3
Other comprehensive income	—	—	62.6	—	62.6
Issuance of common stock under:
Elan acquisition	39.4	6,117.2	—	—	6,117.2
Stock options	0.2	9.8	—	—	9.8
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	6.5	—	—	6.5
Compensation for restricted stock	—	18.1	—	—	18.1
Cash dividends, $0.39 per share	—	—	—	(46.1)	(46.1)
Tax effect from stock transactions	—	8.2	—	—	8.2
Repurchases of common stock	(0.1)	(7.5)	—	—	(7.5)
Registration of ordinary shares	—	(5.4)	—	—	(5.4)
Purchase of noncontrolling interest	—	(7.2)	—	—	(7.2)
Balance at June 28, 2014	133.8	6,678.2	139.6	1,875.1	8,692.9

Net income	—	—	—	128.0	128.0
Other comprehensive income	—	—	(37.2)	—	(37.2)
Issuance of ordinary shares under:
Equity offering	6.8	1,035.0	—	—	1,035.0
Omega acquisition	5.4	904.9	—	—	904.9
Stock options	0.2	8.5	—	—	8.5
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	6.9	—	—	6.9
Compensation for restricted stock	—	24.7	—	—	24.7
Cash dividends, $0.46 per share	—	—	—	(64.8)	(64.8)
Tax effect from stock transactions	—	7.0	—	—	7.0
Shares withheld for payment of employee's withholding tax liability	(0.1)	(7.6)	—	—	(7.6)
Equity issuance costs	—	(35.7)	—	—	(35.7)
Balance at June 27, 2015	146.3	8,621.9	102.4	1,938.3	10,662.6

Net income	—	—	—	5.6	5.6
Other comprehensive income	—	—	(117.9)	—	(117.9)
Issuance of ordinary shares under:					—
Stock options	0.1	4.9	—	—	4.9
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	2.5	—	—	2.5

Perrigo Company plc - Item 8

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Compensation for restricted stock	—	22.3	—	—	22.3
Cash dividends, $0.25 per share	—	—	—	(36.3)	(36.3)
Tax effect from stock transactions	—	3.3	—	—	3.3
Shares withheld for payment of employee's withholding tax liability	(0.1)	(10.3)	—	—	(10.3)
Repurchases of ordinary shares	(3.3)	(500.0)	—	—	(500.0)
Balance at December 31, 2015	143.1	$8,144.6	$(15.5)	$1,907.6	$10,036.7

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8
Note 1

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

Our fiscal year previously consisted of a 52- or 53-week year ending on or around June 30 of each year with each quarter ending on the Saturday closest to each calendar quarter end. Beginning on January 1, 2016, we are changing our fiscal year to begin on January 1 and end on December 31 of each year. This transition report on Form 10-KT discloses the results of our operations for the transition period from June 28, 2015 to December 31, 2015, which is referred to in this document as the six months ended December 31, 2015. Going forward, we will continue to cut off our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Segment Reporting

Our reportable segments are as follows:

•
Consumer Healthcare ("CHC") is focused primarily on the global sale of OTC store brand products including cough, cold, allergy, and sinus, analgesic, gastrointestinal, smoking cessation, infant formula and food, Vitamins, Minerals and Supplements ("VMS"), animal health, and diagnostic products.

•
Branded Consumer Healthcare ("BCH") develops, manufactures, markets and distributes many well-known European OTC brands in the natural health and VMS, cough, cold and allergy, smoking cessation, personal care and derma-therapeutics, lifestyle, and anti-parasite categories.

•
Prescription Pharmaceuticals ("Rx") develops, manufactures and markets a portfolio of generic and specialty pharmaceutical prescription drugs primarily for the U.S. and United Kingdom ("U.K.") markets.

•	Specialty Sciences is comprised primarily of royalties received from assets focused on the management of multiple sclerosis (Tysabri®).

We also have an Other reporting segment that consists of our Active Pharmaceutical Ingredients ("API") business, which does not meet the quantitative threshold required to be a separately reportable segment. Financial information related to our business segments and geographic locations can be found in Note 19. Our segments reflect the way in which our chief operating decision maker reviews our operating results and allocates resources.

Perrigo Company plc - Item 8
Note 1

Principles of Consolidation

The consolidated financial statements include our accounts and accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Unconsolidated Variable Interest Entities

We have research and development ("R&D") arrangements with certain biotechnology companies that we determined to be variable interest entities ("VIEs"). We did not consolidate the VIEs in our financial statements because we lack the power to direct the activities that most significantly impact their economic performance and thus are not considered the primary beneficiaries of these entities. These arrangements provide us with certain rights and obligations to purchase product candidates from the VIEs, dependent upon the outcome of the development activities.

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

b.    Revenues

We generally record revenues from product sales when the goods are shipped to the customer. For customers with Free on Board destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period. A sales allowance is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, price discrepancies, returned goods and other items. Revenue is also reduced for any contractual customer program arrangements and related liabilities are recorded concurrently.

We maintain customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the Rx segment while others relate only to the CHC and BCH segments. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable. Changes in these estimates and assumptions related to customer programs may result in additional accruals or allowances. Customer-related accruals and allowances were $465.6 million, $434.9 million, and $318.0 million at December 31, 2015, June 27, 2015, and June 28, 2014, respectively.

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

Perrigo Company plc - Item 8
Note 1

deliverable arrangement are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are considered essential to the arrangement.

To the extent such arrangements contain refund clauses triggered by non-performance or other adverse circumstances, revenue is not recognized until all contractual obligations are satisfied. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate the performance period based on the specific terms of each collaborative agreement. Revenue associated with research and development services is recognized on a proportional performance basis over the period that we perform the related activities under the terms of the agreement. Revenue resulting from the achievement of contingent milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based upon the occurrence of a substantive element specified in the contract. Tysabri® represented 93% of our royalty revenue for the six months ended December 31, 2015.

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

d.    Accounts Receivable

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

e.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method. Inventory related to research and development is expensed at the point when it is determined the materials have no alternative future use.

We maintain reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional reserves. See Note 5 for additional information on our inventory.

f.    Investments

Available for Sale Investments

We determine the appropriate classification of securities as held-to-maturity, available-for-sale, or trading. The classification depends on the purpose for which the financial assets were acquired. Marketable equity securities are classified as available-for-sale. These securities are carried at fair value with unrealized gains and losses included in AOCI. The assessment for impairment of marketable securities classified as available-for-sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If we determine that a loss in the value of an investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded in Other expense, net. See Note 7 for more information on our available for sale investments.

Perrigo Company plc - Item 8
Note 1

Cost Method Investments

Non-marketable equity securities are carried at cost, less any write down for impairments, and are adjusted for impairment based on methodologies, an assessment of the impact of general private equity market conditions, and discounted projected future cash flows. Non-marketable equity securities are recorded in Other non-current assets. See Note 7 for more information on our cost method investments.

Equity Method Investments

The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we record the investments at carrying value and adjust for a proportionate share of the profits and losses of these entities each period. We evaluate our equity method investments for recoverability. If we determine that a loss in the value of an investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded in Other expense, net. Evaluations of recoverability are based primarily on projected cash flows. Due to uncertainties in the estimation process, actual results could differ from such estimates. Equity method investments are recorded in Other non-current assets. See Note 7 for more information on our equity method investments.

g.    Derivative Instruments

We record derivative instruments on the balance sheet on a gross basis as either an asset or liability measured at fair value. See Note 8 for a table indicating where each component is recorded on the Consolidated Balance Sheets. Additionally, changes in a derivative's fair value, which are measured at the end of each period, are recognized in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income ("OCI"), net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

We are exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is our policy to manage our credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of "A" or better and by distributing the contracts among several financial institutions to diversify credit concentration risk. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. The maximum term of the forward currency exchange contracts at December 31, 2015, June 27, 2015, and June 28, 2014 was 15 months.

h.    Property, Plant and Equipment, net

Property, plant and equipment, net are recorded at cost and are depreciated using the straight-line method. Useful lives for financial reporting range from 2 to 15 years for machinery and equipment and 10 to 45 years for buildings. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense includes amortization of assets recorded under capital leases and totaled $53.8 million for the six months ended December 31, 2015 and $84.3 million, $77.9 million, and $66.2 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

Perrigo Company plc - Item 8
Note 1

We held the following property, plant and equipment, net (in millions):

	December 31, 2015	June 27, 2015	June 28, 2014
Land	$47.5	$48.7	$36.1
Buildings	508.2	528.3	430.3
Machinery and equipment	1,103.3	1,094.0	1,001.4
Gross property and equipment	1,659.0	1,671.0	1,467.8
Less accumulated depreciation	(772.8)	(738.6)	(687.9)
Property and equipment, net	$886.2	$932.4	$779.9

i.    Goodwill and Intangible Assets

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets received. We test goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists.

Effective in the transition period ended December 31, 2015, we voluntarily changed our accounting policy to conduct our annual goodwill and indefinite-lived intangible asset impairment test on the first day of the fourth fiscal quarter of the calendar year ended December 31, in order to align the testing date with our new fiscal year. For the transition period of June 28, 2015 through December 31, 2015, we tested both our goodwill and indefinite-lived assets (discussed further below) for impairment as of September 27, 2015, the first day of the second quarter of the transition period. Our annual impairment test was performed as of March 29, 2015, March 30, 2014, and March 31, 2013 during our fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

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

We have intangible assets that we have acquired through various business acquisitions and that include trademarks, trade names and brands, in-process research and development ("IPR&D"), developed product technology/formulation and product rights, distribution and license agreements, customer relationships and distribution networks, and non-compete agreements. The assets are typically initially valued using one of the following valuation methods:

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

•	Lost income method: This method estimates the fair value of an asset by comparing the value of the business, inclusive of the asset, to the hypothetical value of the same business excluding the asset.

Indefinite-lived intangible assets include IPR&D and certain trademarks, trade names, and brands. IPR&D assets are recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. If the associated research and development is completed, the IPR&D asset becomes a definite-lived intangible asset and is amortized over the asset's assigned useful life. If it is abandoned, an impairment loss is recorded.

Perrigo Company plc - Item 8
Note 1

We test indefinite-lived trademarks, trade names, and brands for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists, by comparing the carrying value of the assets to their estimated fair values. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value.

Definite-lived intangible assets consist of a portfolio of developed product technology/formulation and product rights, distribution and license agreements, customer relationships, non-compete agreements, and certain trademarks, trade names, and brands. The assets are amortized on either a straight-line basis or proportionately to the benefits derived from those relationships or agreements. Useful lives vary by asset type and are determined based on the period over which the intangible asset is expected to contribute directly or indirectly to our future cash flows. We also review all other long-lived assets that have finite lives and that are not held for sale for impairment when indicators of impairment are evident by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

See Note 3 for further information on our goodwill and intangible assets.

j.    Assets Held for Sale

We classify assets as "held for sale" when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value and the fair market value, less costs to sell. See Note 9 for further information on our assets held for sale.

k.     Deferred Financing Fees

We record deferred financing fees as a reduction of long-term debt.

l.    Share-Based Awards

We measure and record compensation expense for all share-based awards based on estimated grant date fair values, and net of any estimated forfeitures over the vesting period of the awards. Forfeiture rates are estimated at the grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

We estimate the fair value of stock option awards granted based on the Black-Scholes option pricing model, which requires the use of subjective and complex assumptions. These assumptions include estimating the expected term that awards granted are expected to be outstanding, the expected volatility of our stock price for a period commensurate with the expected term of the related options, and the risk-free rate with a maturity closest to the expected term of the related awards. Restricted stock and restricted stock units are valued based on our stock price on the day the awards are granted. See Note 12 for further information on our share-based awards.

m.    Income Taxes

Due to a change in accounting guidance described further below, we changed our accounting policy as of December 31, 2015 to record deferred income tax assets and liabilities on the balance sheet as noncurrent based upon the difference between the financial reporting and the tax reporting basis of assets and liabilities using the enacted tax rates. The policy change is applied prospectively, thus historical financial statements have not been reclassified to reflect the reclassification of deferred tax assets and liabilities from current to noncurrent. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

We have not made a provision for U.S. or additional non-U.S. taxes on undistributed post-acquisition earnings of non-U.S. subsidiaries because those earnings are considered permanently reinvested in the operations of those subsidiaries.

We record reserves for uncertain tax positions to the extent it is more likely than not that the tax position will

Perrigo Company plc - Item 8
Note 1

be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. We include interest and penalties attributable to uncertain tax positions and income taxes as a component of our income tax provision.

n.    Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters, as described in Note 16. We also separately record any insurance recoveries that are probable of occurring.

o.    Research and Development

All R&D costs, including payments related to products under development and research consulting agreements, are expensed as incurred. We may continue to make non-refundable payments to third parties for new technologies and for R&D work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. R&D spending was $88.2 million for the six months ended December 31, 2015, and $187.8 million, $152.5 million, and $115.2 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

The six months ended December 31, 2015 included incremental R&D expense due to the Omega acquisition. The fiscal year ended June 27, 2015 included incremental R&D expenses related to the collaboration agreement entered into as a result of our acquisition of Omega Pharma Invest N.V. ("Omega"). The fiscal year ended June 28, 2014 included incremental R&D expenses due to the Sergeant's, Velcera, and Aspen acquisitions, as discussed in Note 2, as well as R&D expenses related to the novel therapeutic agent for Alzheimer's disease ("ELND005") Phase 2 clinical program in collaboration with Transition Therapeutics Inc. ("Transition") that we acquired in our acquisition of Elan Corporation, plc ("Elan"). We ended our collaboration with Transition during the third quarter of the fiscal year ended June 28, 2014 and are no longer responsible for ongoing development activities and costs associated with ELND005. See Note 17 for additional information on collaboration agreements. The fiscal year ended June 29, 2013 included incremental R&D expenses attributable to the Sergeant's, Rosemont, and Velcera acquisitions as discussed in Note 2.

We actively collaborate with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. We may choose to enter into these types of agreements to, among other things, leverage our or others’ scientific research and development expertise or utilize our extensive marketing and distribution resources. Our policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") approval directly related to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. If we acquire product rights that are in the development phase and as to which we have no assurance that the third-party will successfully complete its development milestones, we expense the amount paid. See Note 17 for more information on our current collaboration agreements.

Perrigo Company plc - Item 8
Note 1

p.    Advertising Costs

We expense advertising costs as incurred. Advertising costs were $77.5 million for the six months ended December 31, 2015, and $55.7 million, $41.4 million, and $26.1 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively. Advertising costs relate primarily to print advertising, direct mail, on-line advertising and social media communications, and are incurred primarily by our CHC and BCH segments. For the six months ended December 31, 2015, 88% of advertising expenses were attributable to our BCH segment.

q.    Earnings per Share ("EPS")

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

r.    Defined Benefit Plans

As part of the Omega acquisition during the fiscal year ended June 27, 2015, we assumed the liabilities under a number of defined benefit plans for employees based primarily in the Netherlands, Germany, France and Norway. Omega companies operate various pension plans across each country. As part of the Elan acquisition during the fiscal year ended June 28, 2014, we assumed responsibility for the funding of two Irish defined benefit plans, which were subsequently combined.

Two significant assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and liability measurement. We evaluate these assumptions annually. Other assumptions involve employee demographic factors, such as retirement patterns, mortality, turnover, and the rate of compensation increase.

The liability recognized in the balance sheet in respect of defined benefit pension plans is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The defined benefit obligation is calculated periodically by independent actuaries using the projected unit credit method. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related pension liability.

Actuarial gains and losses are recognized using the corridor method. Under the corridor method, to the extent that any cumulative unrecognized net actuarial gain or loss exceeds 10% of the greater of the present value of the defined benefit obligation and the fair value of the plan assets, that portion is recognized over the expected average remaining working lives of the plan participants. Otherwise, the net actuarial gain or loss is recorded in OCI. We recognize the funded status of benefit plans on the Consolidated Balance Sheets. In addition, we recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost of the period as a component of OCI. See Note 15 for further information on our defined benefit plans.

Perrigo Company plc - Item 8
Note 1

s.    Recent Accounting Standard Pronouncements

Recently Adopted Accounting Standards
Accounting Standard Update	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Balance Sheet Classification of Deferred Taxes
Accounting rules formerly required deferred taxes to be aggregated on a jurisdiction-by-jurisdiction basis and presented as a net current asset/liability and a net noncurrent asset/liability. To simplify presentation, this update requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.
		December 31, 2015	Deferred tax assets and liabilities will be classified as noncurrent on the balance sheet on a prospective basis.
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

		September 26, 2015	Provisional amounts that occur on or after the adoption date will be recognized in the period in which they are determined. See Note 2 for the new disclosures.

Recently Issued Accounting Standards Not Yet Adopted
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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

NOTE 2 - ACQUISITIONS

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

Perrigo Company plc - Item 8
Note 2

The effects of all of the acquisitions described below were included in the Consolidated Financial Statements prospectively from the date of each acquisition. Unless otherwise indicated, acquisition costs incurred were immaterial and were recorded in Administration expense.

Acquisitions Completed During the Six Months Ended December 31, 2015

Entocort®

On December 15, 2015, we completed our acquisition of Entocort® (budesonide) capsules, as well as the authorized generic capsules, for sale within the U.S., from AstraZeneca plc for $380.2 million cash. Entocort® is a gastroenterology medicine for patients with mild to moderate Crohn's disease and the acquisition complemented our Rx portfolio. Operating results attributable to the acquisition are included within our Rx segment. The intangible assets included the branded and authorized generic products classified as developed product technology with useful lives of seven and 15 years, respectively. The intangible assets were valued with the multi-period excess earnings method.

Naturwohl Pharma GmbH

On September 15, 2015, we completed our acquisition of 100% of Naturwohl Pharma GmbH ("Naturwohl"), a Munich, Germany-based nutritional business known for its leading German dietary supplement brand, Yokebe®. The acquisition built on our BCH segment's leading OTC product portfolio and European commercial infrastructure. The assets were purchased through an all-cash transaction valued at €133.5 million ($150.4 million). Operating results attributable to Naturwohl are included in the BCH segment. The intangible assets acquired included a trademark with a 20-year useful life, customer relationships with a 15-year useful life, non-compete agreements with a three-year useful life, and a licensing agreement with a three-year useful life. We utilized the relief from royalty method for valuing the trademark, the multi-period excess earnings method for valuing the customer relationships, and the lost income method for valuing the non-compete agreements and the licensing agreement. The goodwill acquired is not deductible for tax purposes.

ScarAway®

On August 28, 2015, we acquired ScarAway®, a leading U.S. OTC scar management brand portfolio comprised of five products, from Enaltus, LLC, for $26.7 million in cash. This acquisition served as our entry into the niche branded OTC business in the U.S. Operating results attributable to ScarAway® are included in the CHC segment. The intangible assets acquired included a trademark with a 25-year useful life, non-compete agreements with a four-year useful life, developed product technology with an eight-year useful life, and customer relationships with a 15-year useful life. We utilized the relief from royalty method for valuing the trademark and developed product technology, the multi-period excess earnings method for valuing the customer relationships, and the lost income method for valuing the non-compete agreements. The goodwill acquired is deductible for tax purposes.

GlaxoSmithKline Consumer Healthcare

On August 28, 2015, we completed the acquisition of a portfolio of well-established OTC brands from GlaxoSmithKline Consumer Healthcare (“GSK”). This acquisition further leveraged our European market share and expands our product offerings. The assets were purchased through an all-cash transaction valued at €200.0 million ($223.6 million). Operating results attributable to GSK are included primarily in the BCH segment. The intangible assets acquired included trademarks with 20-year useful lives and customer relationships with a 15-year useful life. We utilized the relief from royalty method for valuing the trademarks and the multi-period excess earnings method for valuing the customer relationships. The goodwill acquired is deductible for tax purposes and recorded primarily in the BCH segment.

Purchase Price Allocation of Current Period Acquisitions

The Entocort® and GSK opening balance sheets are preliminary and are based on valuation information, estimates, and assumptions available at December 31, 2015. As we finalize the fair value estimates of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement

Perrigo Company plc - Item 8
Note 2

period. Intangible assets have not yet been finalized for either the Entocort® or GSK acquisitions as we are still evaluating the valuation assumptions. All other acquisitions completed during the six months ended December 31, 2015 are final.

The below table indicates the purchase price allocation for acquisitions completed during the six months ended December 31, 2015 (in millions):

	Entocort®*	Naturwohl	ScarAway®	GSK*	All Other(1)
Purchase price paid	$380.2	$150.4	$26.7	$223.6	$15.3
Contingent consideration	—	—	—	—	13.9
Total purchase consideration	$380.2	$150.4	$26.7	$223.6	$29.2

Assets acquired:
Cash and cash equivalents	$—	$4.6	$—	$—	$—
Accounts receivable	—	3.3	—	—	—
Inventories	0.2	1.5	1.0	—	—
Goodwill	—	61.0	3.5	32.6	—
Definite-lived intangibles:
Distribution and license agreements, supply agreements	—	21.4	—	—	—
Developed product technology, formulations, and product rights	380.0	—	0.5	—	—
Customer relationships and distribution networks	—	25.9	9.8	61.5	—
Trademarks, trade names, and brands	—	64.2	11.4	129.5	—
Non-compete agreements	—	0.3	0.5	—	—
Indefinite-lived intangibles:
In-process research and development	—	—	—	—	29.2
Total intangible assets	380.0	111.8	22.2	191.0	29.2
Total assets	380.2	182.2	26.7	223.6	29.2
Liabilities assumed:
Accounts payable	—	2.8	—	—	—
Accrued liabilities	—	1.6	—	—	—
Net deferred income tax liabilities	—	27.4	—	—	—
Total liabilities	—	31.8	—	—	—
Net assets acquired	$380.2	$150.4	$26.7	$223.6	$29.2

*	Opening balance sheet is preliminary.

(1)	Consists of eight product acquisitions in our CHC, BCH and Rx segments.

Perrigo Company plc - Item 8
Note 2

Acquisitions Completed During the Fiscal Year Ended June 27, 2015

Gelcaps Exportadora de Mexico, S.A. de C.V.

On May 12, 2015, we acquired 100% of Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps"), the Mexican operations of Durham, North Carolina-based Patheon Inc., for $37.9 million in cash. The purchase price was adjusted during the six months ended December 31, 2015 to account for working capital adjustments with the seller. The acquisition added softgel manufacturing technology to our supply chain capabilities and broadened our presence, product portfolio, and customer network in Mexico. Operating results attributable to Gelcaps are included in the CHC segment. The intangible assets acquired included a trademark with a 25-year useful life and customer relationships with a 20-year useful life. We utilized the relief from royalty method for valuing the trademark and the multi-period excess earnings method for valuing the customer relationships.

Based on valuation estimates utilizing the comparative sales method, a step-up in the value of inventory of $0.6 million was recorded in the opening balance sheet, which was charged to cost of goods sold during the six months ended December 31, 2015. In addition, property, plant and equipment were written up by $0.9 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets. The goodwill recorded is not deductible for tax purposes.

Omega Pharma Invest N.V.

On March 30, 2015, we completed our acquisition of Omega, a limited liability company incorporated under the laws of Belgium. Omega was a leading European OTC company, and is providing us several key benefits, including advancing our growth strategy outside the U.S. by providing access across a larger global platform with critical mass in key European countries, establishing commercial infrastructure in the high barrier-to-entry European OTC marketplace, strengthening our product portfolio while enhancing scale and distribution, enhancing our financial profile, and expanding our international management capabilities.

We purchased 95.77% of the issued and outstanding share capital of Omega (685,348,257 shares) from Alychlo N.V. (“Alychlo”) and Holdco I BE N.V., together with Alychlo, the “Sellers”), limited liability companies incorporated under the laws of Belgium under the terms of the Share Purchase Agreement dated November 6, 2014 (the "Share Purchase Agreement"). Omega holds the remaining 30,243,983 shares as treasury shares.

The acquisition was a cash and stock transaction made up of the following consideration (in millions except per share data):

Perrigo ordinary shares issued	5.4
Perrigo share price at transaction close on March 30, 2015	$167.64
Total value of Perrigo ordinary shares issued	$904.9
Cash consideration	2,078.3
Total consideration	$2,983.2

The cash consideration shown in the above table was financed by a combination of debt and equity. We issued $1.6 billion of debt as described in Note 10, and issued 6.8 million ordinary shares, which raised $999.3 million net of issuance costs.

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

Perrigo Company plc - Item 8
Note 2

fees), financing fees, and debt extinguishment. The amounts recorded were not allocated to a reporting segment. The table below details the acquisition costs, as well as losses on hedging activities associated with the acquisition purchase price, and where they were recorded (in millions):

Fiscal Year Ended
Line item	June 27, 2015
Administration	$29.7
Interest expense, net	23.7
Other expense, net	324.0
Loss on extinguishment of debt	9.6
Total acquisition-related costs	$387.0

See Note 8 for further details on losses on Omega-related hedging activities shown above in Other expense, net, and Note 10 for details on the loss on extinguishment of debt.

We acquired the following intangible assets: indefinite-lived brands, a definite-lived trade name with an eight-year useful life, definite-lived brands with a 22-year useful life, a distribution network with a 21-year useful life, and developed product technology with useful lives ranging from four to 13 years. We also recorded goodwill, which is not deductible for tax purposes and represents the value we assigned to the expected synergies described above, and was recorded in our BCH segment. We utilized the multi-period excess earnings method for the indefinite-lived brands, the definite-lived brands, and distribution network. We utilized the relief from royalty method for the developed product technology and definite-lived trade name.

Based on valuation estimates utilizing the comparative sales method, a step-up in the value of inventory of $15.1 million was recorded in the opening balance sheet and was charged to cost of goods sold during the fourth quarter of the fiscal year ended June 27, 2015. In addition, property, plant and equipment were written up $41.5 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets. Additionally, the fair value of the debt assumed on the date of acquisition exceeded par value by $101.9 million, which was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. For more information on the debt we assumed from Omega and our subsequent payments on the debt, see Note 10.
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

Perrigo Company plc - Item 8
Note 2

Purchase Price Allocation of Acquisitions Completed During the Fiscal Year Ended June 27, 2015

The Gelcaps, Omega, and Lumara opening balance sheets are final. Measurement period adjustments to the Gelcaps opening balance sheet were not material and the Lumara opening balance sheet was finalized prior to June 27, 2015. Since the initial valuation, revisions to the Omega allocation were as follows:

	June 27, 2015	Measurement Period Adjustments	December 31, 2015
Accounts receivable	$264.7	$(4.6)	$260.1
Inventories	$214.4	$(11.9)	$202.5
Property and equipment	$121.2	$9.6	$130.8
Goodwill	$1,513.1	$387.3	$1,900.4
Intangible assets:
Developed product technology, formulations, and product rights	$32.7	$(5.5)	$27.2
Customer relationships and distribution networks	1,342.7	(286.4)	1,056.3
Definite-lived trademarks, trade names, and brands	282.0	5.5	287.5
Indefinite-lived trademarks, trade names, and brands	2,145.2	(141.4)	2,003.8
Total intangible assets	$3,802.6	$(427.8)	$3,374.8
Accrued liabilities	$44.5	$(0.6)	$43.9
Net deferred income tax liabilities	$1,032.3	$(17.8)	$1,014.5
Other non-current liabilities	$82.5	$(29.0)	$53.5

The changes in the Omega purchase accounting were due primarily to refinements in the underlying valuation assumptions for the intangible assets, including updates to the allocations of projected cash flows to the intangible assets and the related jurisdictional tax rates that were used in those projections, the accounting of intangible assets as definite-lived versus indefinite-lived assets, and finalization of the related deferred taxes. Valuation adjustments made during the measurement period resulted in a $10.2 million reduction of amortization expense (recorded primarily in Selling expense) for the six months ended December 31, 2015 that related to the fiscal year ended June 27, 2015.

Perrigo Company plc - Item 8
Note 2

The below table indicates the purchase price allocation for acquisitions completed during the fiscal year ended June 27, 2015 (in millions):

	Gelcaps	Omega	Lumara
Total purchase consideration	$37.9	$2,983.2	$83.0
Assets acquired:
Cash and cash equivalents	$4.6	$14.7	$—
Accounts receivable	7.3	260.1	2.9
Inventories	7.2	202.5	1.5
Prepaid expenses and other current assets	2.1	39.2	0.4
Property and equipment	6.0	130.8	0.1
Goodwill	6.0	1,900.4	—
Definite-lived intangibles:
Developed product technology, formulations, and product rights	—	27.2	82.0
Customer relationships and distribution networks	6.6	1,056.3	—
Trademarks, trade names, and brands	—	287.5	—
Indefinite-lived intangibles:
Trademarks, trade names, and brands	4.4	2,003.8	—
Total intangible assets	11.0	3,374.8	82.0
Other non-current assets	0.4	2.4	—
Total assets	44.6	5,924.9	86.9
Liabilities assumed:
Accounts payable	3.3	243.1	—
Short-term debt	—	24.6	—
Accrued liabilities	1.6	43.9	3.9
Payroll and related taxes	—	51.3	—
Accrued customer programs	—	39.8	—
Long-term debt	—	1,471.0	—
Net deferred income tax liabilities	1.4	1,014.5	—
Other non-current liabilities	0.4	53.5	—
Total liabilities	6.7	2,941.7	3.9
Net assets acquired	$37.9	$2,983.2	$83.0

Acquisitions Completed During the Fiscal Year Ended June 28, 2014

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

The intangible assets acquired consisted of trademarks and trade names, customer relationships, and non-compete agreements. Customer relationships were assigned a 15-year useful life. Trademarks and trade names were assigned a 25-year useful life and non-compete agreements were assigned a five-year useful life. Goodwill is deductible for tax purposes.

Fera Pharmaceuticals, LLC

On February 18, 2014, we acquired a distribution and license agreement for the marketing and sale of

Perrigo Company plc - Item 8
Note 2

Methazolomide from Fera Pharmaceuticals, LLC ("Fera"), a privately-held specialty pharmaceutical company. The acquisition of this agreement further expanded our ophthalmic offerings. Operating results attributable to this agreement are included in the Rx segment. The intangible asset acquired was assigned a 15-year useful life.

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

In addition, we paid cash consideration of $16.1 million to the Elan stock option and share award holders for the unvested portion of their awards. This amount was charged to earnings during the fiscal year ended June 28, 2014.

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

The operating results for Elan are included in the Specialty Sciences segment. During the fiscal year ended June 28, 2014, we incurred and expensed acquisition-related costs, which were not allocated to a reporting segment. The costs related primarily to general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment. See Note 10 for further details on the loss on extinguishment of debt.

The table below details these transaction costs and where they were recorded (in millions):

Fiscal Year Ended
Line item	June 28, 2014
Administration expense	$108.9
Interest, net	10.0
Other expense, net	0.2
Loss on extinguishment of debt	165.8
Total acquisition-related costs	$284.9

Perrigo Company plc - Item 8
Note 2

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

Additionally, we recorded $2.3 billion of goodwill which represents the expected synergies of the combined company, as described above. The goodwill is not deductible for tax purposes. The following table reflects the allocation by reportable segment (in millions):

Segment	Goodwill
CHC	$1,287.4
Rx	845.1
Specialty Sciences	200.6
Total	$2,333.1

Purchase Price Allocation of Acquisitions Completed During the Fiscal Year Ended June 28, 2014

The purchase price allocations for acquisitions completed during the fiscal year ended June 28, 2014 are final. We finalized the purchase price allocation for Elan during the fiscal year ended June 27, 2015. Since June 28, 2014, revisions included a $13.0 million decrease in net tax-related liabilities, resulting in a corresponding decrease in goodwill.

Perrigo Company plc - Item 8
Note 2

The below table indicates the purchase price allocation for acquisitions completed during the fiscal year ended June 28, 2014 (in millions):

	Elan	All Other (1)
Purchase price paid	$9,451.9	$71.0
Contingent consideration	—	0.8
Total purchase consideration	$9,451.9	$71.8
Assets acquired:
Cash and cash equivalents	$1,807.3	$—
Investment securities	100.0	—
Accounts receivable	44.2	—
Inventories	—	3.0
Prepaid expenses and other current assets	27.1	—
Property and equipment	9.2	—
Goodwill	2,333.1	4.6
Definite-lived intangibles:
Distribution and license agreements, supply agreements	5,811.0	17.8
Customer relationships and distribution networks	—	9.8
Trademarks, trade names, and brands	—	34.8
Non-compete agreements	—	1.8
Total intangible assets	5,811.0	64.2
Other non-current assets	93.4	—
Total assets	10,225.3	71.8
Liabilities assumed:
Accounts payable	2.0	—
Accrued liabilities	120.8	—
Deferred tax liabilities	631.8	—
Other non-current liabilities	18.8	—
Total liabilities	773.4	—
Net assets acquired	$9,451.9	$71.8

(1)	Includes opening balance sheet of the Aspen and Fera (Methazolomide) product acquisitions.

Vedants Drug & Fine Chemicals Private Limited

To further improve the long-term cost position of its API business, on August 6, 2009, we acquired an 85% stake in Vedants Drug & Fine Chemicals Private Limited ("Vedants"), an API manufacturing facility in India, for $11.5 million in cash. We purchased the remaining 15% stake in Vedants during the fiscal year ended June 28, 2014 for $7.2 million in cash. The transaction was accounted for as an equity transaction and resulted in the elimination of the noncontrolling interest.

Actual and Unaudited Pro Forma Impact of Acquisitions

Our Consolidated Financial Statements include operating results from the Entocort®, Naturwohl, GSK, ScarAway®, Omega, Gelcaps, Lumara, Aspen, Fera (Methazolomide), and Elan acquisitions, from the date of each acquisition through December 31, 2015. Net sales and operating income attributable to the Entocort®, Naturwohl, ScarAway®, and GSK acquisitions included in our financial statements for the six months ended December 31, 2015 totaled $51.0 million and $20.6 million, respectively. Net sales and operating income attributable to the Omega, Gelcaps, and Lumara acquisitions included in our financial statements for the fiscal year ended June 27, 2015 totaled $418.2 million and $18.9 million, respectively. Net sales and operating loss attributable to the Elan, Aspen,

Perrigo Company plc - Item 8
Note 2

and Fera (Methazolomide) acquisitions included in our financial statements for the fiscal year ended June 28, 2014 totaled $168.5 million and $53.9 million, respectively.

The following unaudited pro forma information gives effect to the Entocort®, Naturwohl, GSK, ScarAway®, Omega, Gelcaps, Lumara, Aspen, Fera (Methazolomide), and Elan acquisitions, as if the acquisitions had occurred on June 30, 2013 and had been included in our Results of Operations for all periods presented thereafter (in millions):

	Six Months Ended	Fiscal Year Ended
(Unaudited)	December 31, 2015	June 27, 2015	June 28, 2014
Net sales	$2,852.4	$5,971.9	$6,200.0
Net income	$38.3	$214.8	$374.6

The historical consolidated financial information of Perrigo, and the Entocort®, Naturwohl, GSK, ScarAway®, Omega, Gelcaps, Lumara, Aspen, Fera (Methazolomide), and Elan acquisitions, has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on combined results. In order to reflect the occurrence of the acquisitions on June 30, 2013 as required, the unaudited pro forma results include adjustments to reflect the incremental amortization expense to be incurred based on the current values of each acquisition's identifiable intangible and tangible assets, along with the reclassification of acquisition-related costs from the period ended December 31, 2015 to the period ended June 28, 2014. The unaudited pro forma results do not reflect future events that have occurred or may occur after the acquisitions, including but not limited to, the anticipated realization of ongoing savings from operating synergies and tax savings in subsequent periods.

The decline in the euro relative to the U.S. dollar negatively impacted pro forma net sales attributed to Omega for the fiscal year ended June 27, 2015. If the euro to U.S. dollar exchange rate had remained constant from the fiscal year ended June 28, 2014 to the fiscal year ended June 27, 2015, pro forma net sales attributed to Omega would have increased by an estimated $189.3 million (unaudited) for the fiscal year ended June 27, 2015.

Acquisitions Completed During the Fiscal Year Ended June 29, 2013

Fera Pharmaceuticals, LLC

On June 17, 2013, we acquired an ophthalmic sterile ointment and solution product portfolio from Fera. The acquisition of this product portfolio expanded our ophthalmic offerings and position within the Rx extended topical space. Operating results attributable to this agreement are included in the Rx segment. The intangible assets were assigned a 15-year useful life. Goodwill is deductible for tax purposes.

Velcera, Inc.

On April 1, 2013, we completed the acquisition of 100% of the shares of privately-held Velcera, Inc. ("Velcera"). Velcera, through its FidoPharm subsidiary, was a leading companion pet health product company committed to providing consumers with best-in-class companion pet health products that contain the same active ingredients as branded veterinary products, but at a significantly lower cost. FidoPharm products, including the PetArmor® flea and tick products, are available at major retailers nationwide, offering consumers the benefits of convenience and cost savings to ensure the highest quality care for their pets. The acquisition helped establish our animal health category. The operating results for Velcera are included in the CHC segment.

The intangible assets acquired consisted of a distribution and license agreement, customer relationships, trade name and trademarks, and non-compete agreements. The distribution and license agreement was assigned a 10-year useful life. The customer relationships were assigned a 20-year useful life, the trademarks and trade names were assigned a 25-year useful life, and the non-compete agreements were assigned a three-year useful life. Goodwill is not deductible for tax purposes.

Perrigo Company plc - Item 8
Note 2

Rosemont Pharmaceuticals Ltd.

On February 11, 2013, we acquired 100% of the shares of privately-held Rosemont Pharmaceuticals Ltd. ("Rosemont"). Based in Leeds, U.K., Rosemont was a specialty and generic prescription pharmaceutical company focused on the manufacturing and marketing of oral liquid formulations. The acquisition expanded our Rx product offering into the U.K. and Europe. The operating results for Rosemont are included in the Rx segment.

The intangible assets acquired consisted of developed product technology, IPR&D, trademarks and trade names, distribution and license agreements, and non-compete agreements. The developed product technology has a useful life of seven years. IPR&D is considered to have an indefinite life until such time as the research is completed (at which time it becomes a definite-lived intangible asset) or is determined to have no future use (at which time it is impaired). The trademarks and trade names were assigned an indefinite useful life. The distribution and license agreements were assigned a 14-year useful life and the non-compete agreements were assigned a three-year useful life. Goodwill is not deductible for tax purposes.

Cobrek Pharmaceuticals, Inc.

On December 28, 2012, we acquired the remaining 81.5% interest of Cobrek Pharmaceuticals, Inc. ("Cobrek"), a privately-held drug development company, for $42.0 million in cash. In May 2008, we acquired the initial 18.5% minority stake in Cobrek for $12.6 million in conjunction with entering into a product development collaborative agreement focused on generic pharmaceutical foam dosage form products. As of the acquisition date, the partnership had successfully yielded two commercialized foam-based products and had an additional two U.S. Food and Drug Administration ("FDA") approved foam-based products, both of which were launched during the fiscal year ended June 29, 2013. Cobrek derived its earnings stream primarily from exclusive technology agreements, which were assigned useful lives of 12 years. The Cobrek acquisition further strengthened our position in foam-based technologies for existing and future U.S. Rx products. Goodwill is not deductible for tax purposes.

Sergeant's Pet Care Products, Inc.

On October 1, 2012, we completed the acquisition of substantially all of the assets of privately-held Sergeant's Pet Care Products, Inc. ("Sergeant's"). Sergeant's was a leading supplier of animal health products, including flea and tick remedies, health and well-being products, natural and formulated treats, and consumable products. The acquisition expanded our CHC product portfolio into the animal health category.

The intangible assets acquired include developed product technology, trademarks and trade names, favorable supply agreements, customer relationships, and non-compete agreements. The developed product technology was assigned a 10-year useful life; trademarks and trade names have an indefinite useful life; the favorable supply agreements were assigned a seven-year useful life; customer relationships were assigned a 20-year useful life; and non-compete agreements were assigned useful lives ranging from one to three years. Goodwill is not deductible for tax purposes.

At the time of the acquisition, a step-up in the value of inventory of $7.7 million was recorded in the opening balance sheet as assets acquired based on valuation estimates and was charged to cost of sales during the fiscal year ended June 29, 2013 as the acquired inventory was sold. In addition, property, plant and equipment were written up by $6.1 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets.

Perrigo Company plc - Item 8
Note 2

Purchase Price Allocation of Acquisitions Completed During the Fiscal Year Ended June 29, 2013

The purchase price allocations for all acquisitions completed during the fiscal year ended June 29, 2013 are final. The below table indicates the final purchase price allocation for each acquisition (in millions):

	Sergeant's	Rosemont	Velcera	All Other (1)
Purchase price paid	$285.0	$282.9	$175.1	$139.9
Contingent consideration	—	—	—	22.2
Total purchase consideration	$285.0	$282.9	$175.1	$162.1

Assets acquired:
Cash and cash equivalents	$—	$2.1	$18.9	$—
Accounts receivable	19.7	10.6	6.3	—
Inventories	37.7	9.6	9.7	1.3
Property and equipment	25.4	13.1	0.6	—
Goodwill	80.2	147.0	62.5	18.1
Definite-lived intangibles:
Distribution and license agreements, supply agreements	25.0	3.6	116.0	—
Developed product technology, formulations, and product rights	66.1	114.6	—	158.1
Customer relationships and distribution networks	10.0	—	8.7	—
Trademarks, trade names, and brands	—	—	7.6	—
Non-compete agreements	1.3	1.5	3.0	—
Indefinite-lived intangibles:
Trademarks, trade names, and brands	33.0	17.3	—	—
In-process research and development	—	11.2	—	—
Total intangible assets	135.4	148.2	135.3	158.1
Deferred tax assets	1.5	0.2	7.9	3.6
Other non-current assets	3.0	0.8	0.4	0.3
Total assets	302.9	331.6	241.6	181.4
Liabilities assumed:
Accounts payable	13.7	2.6	6.5	—
Accrued liabilities	4.2	7.6	4.8	0.5
Deferred tax liabilities	—	36.0	48.2	18.8
Other non-current liabilities	—	2.5	7.0	—
Total liabilities	17.9	48.7	66.5	19.3
Net assets acquired	$285.0	$282.9	$175.1	$162.1

(1)	Includes opening balance sheet of the Cobrek acquisition and Fera product acquisition.

We have completed our obligation under the contingent portion of the Fera purchase price shown above as of December 31, 2015. Payments towards the contingent consideration totaled $18.3 million during the fiscal year ended June 27, 2015 and $6.7 million during the fiscal year ended June 28, 2014. The difference between the initial contingent consideration recorded as part of the purchase price and the payments represents the change in the fair value of the contingent consideration, which was recorded to Other expense, net each quarter.

Perrigo Company plc - Item 8
Note 3

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CHC	BCH	Rx	Specialty Sciences	Other	Total
Balance at June 29, 2013	$611.6	$—	$385.4	$—	$92.2	$1,089.2
Business acquisitions	1,297.2	—	851.0	201.8	—	2,350.0
Currency translation adjustment	7.6	—	21.9	—	5.4	34.9
Balance at June 28, 2014	1,916.4	—	1,258.3	201.8	97.6	3,474.1
Business acquisitions	4.8	1,513.1	—	—	—	1,517.9
Impairments	(6.8)	—	—	—	—	(6.8)
Currency translation adjustment	(9.7)	38.8	(20.0)	—	(9.4)	(0.3)
Purchase accounting adjustments	(7.2)	—	(4.7)	(1.1)	—	(13.0)
Balance at June 27, 2015	1,897.5	1,551.9	1,233.6	200.7	88.2	4,971.9
Business acquisitions	9.7	87.4	—	—	—	97.1
Transfers to assets held for sale	(13.0)	—	—	—	(14.5)	(27.5)
Currency translation adjustment	(5.1)	(46.1)	(11.4)	—	(2.2)	(64.8)
Purchase accounting adjustments	0.9	387.3	—	—	—	388.2
Balance at December 31, 2015	$1,890.0	$1,980.5	$1,222.2	$200.7	$71.5	$5,364.9

The increase in goodwill in the six months ended December 31, 2015 in the BCH segment was due primarily to purchase accounting adjustments to the Omega acquisition described in Note 2, as well as the Naturwohl and GSK acquisitions. The increase in goodwill in the fiscal year ended June 27, 2015 was due primarily to the Omega acquisition, which was recorded in the BCH segment. The increase in goodwill in the fiscal year ended June 28, 2014 was due primarily to the acquisition of Elan, which contributed $2.3 billion of goodwill. We allocated $2.1 billion of goodwill to the reporting units that are expected to benefit from the synergies related to the Elan transaction. See Note 2 for additional information.

No impairment charges were recorded as a result of the goodwill impairment testing during the six months ended December 31, 2015, however our Specialty Sciences reporting unit's fair value exceeded the carrying value by less than 10%. Management evaluated the primary source of cash flow in this segment, the Tysabri® royalty stream, based on a combination of factors including independent external research, information provided from our royalty partner, and internal estimates. Based on this information, management’s assessment of future cash flow from this royalty stream have been reduced primarily due to anticipated new competitors entering the market and unfavorable currency exchange effects. Future performance different from the assumptions utilized in our quantitative analysis may further reduce the fair value of the reporting unit, which may result in the fair value no longer exceeding the carrying value.

Step one of our annual goodwill impairment testing in the fiscal year ended June 27, 2015 indicated that our CHC Mexico reporting unit's goodwill fair value was below its net book value as of March 28, 2015. As a result, we initiated the second step of the goodwill impairment test to measure the amount of impairment. Refer to Note 1 for our impairment process. We concluded that the goodwill was fully impaired and recorded an impairment of $6.8 million in our CHC segment during the three months ended June 27, 2015 in Other expense, net. No other segments were affected by this impairment charge. No impairment charge was recorded as a result of the annual goodwill impairment testing during the fiscal years ended June 28, 2014 and June 29, 2013.

Perrigo Company plc - Item 8
Note 3

Intangible Assets

Other intangible assets and the related accumulated amortization consisted of the following (in millions):

	December 31, 2015		June 27, 2015		June 28, 2014
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$6,053.4	$667.2	$6,029.9	$502.3	$6,027.3	$192.1
Developed product technology, formulations, and product rights	1,383.5	426.0	1,025.3	383.1	931.7	302.5
Customer relationships and distribution networks	1,520.7	193.0	1,749.9	146.2	372.0	97.5
Trademarks, trade names, and brands	539.4	22.8	340.8	11.5	47.8	5.6
Non-compete agreements	15.2	12.7	14.7	11.9	15.3	9.4
Total definite-lived intangibles	$9,512.2	$1,321.7	$9,160.6	$1,055.0	$7,394.1	$607.1
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$1,868.1	$—	$2,257.3	$—	$59.5	$—
In-process research and development	48.2	—	5.8	—	10.2	—
Total indefinite-lived intangibles	1,916.3	—	2,263.1	—	69.7	—
Total other intangible assets	$11,428.5	$1,321.7	$11,423.7	$1,055.0	$7,463.8	$607.1
Certain intangible assets are denominated in currencies other than the U.S. dollars; therefore, their gross and net carrying values are subject to foreign currency movements.

The increase in gross amortizable intangible assets during the six months ended December 31, 2015 was due to the Entocort®, GSK, Naturwohl, and ScarAway® acquisitions, offset partially by purchase price adjustments to the Omega intangible assets discussed in Note 2. The increase during the fiscal year ended June 27, 2015 was due primarily to the Omega acquisition.

During our impairment testing for the six months ended December 31, 2015, we identified an impairment of certain indefinite-lived intangible assets based on management’s expectations of the prospects for future revenues, profits, and cash flows associated with these assets. The indefinite-lived intangible assets were purchased in conjunction with the Omega acquisition and are included in the BCH segment. The assessment utilized the excess earnings method to determine fair value and resulted in an impairment charge of $185.1 million, which represents the difference between the carrying amount of the intangible assets and their estimated fair value. The amount was recorded in Impairment charges on the Consolidated Statements of Operations within the BCH segment. The primary assumptions supporting the fair value of these assets and cash flow projections assume modest revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the BCH segment currently distributes products, and gross margins and advertising and promotion investments largely consistent with historical trends. Actual performance different from the assumptions utilized in our quantitative analysis may result in additional changes in fair value of these assets.

No material impairment charges were recorded as a result of the annual intangible asset impairment testing during the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013. We did record an impairment charge of $6.0 million and $9.0 million on certain IPR&D assets during the fiscal years ended June 28, 2014 and June 29, 2013, respectively, due to changes in the projected development and regulatory timelines for various projects.

During the fiscal year ended June 28, 2014, the remaining $13.0 million of IPR&D assets acquired as part of the Paddock acquisition was reclassified to a definite-lived developed product technology intangible asset and is being amortized on a proportionate basis consistent with the economic benefits derived therefrom over an estimated useful life of 12 years.

Perrigo Company plc - Item 8
Note 3

The remaining weighted-average useful life for our amortizable intangible assets by asset class at December 31, 2015 was as follows:

Amortizable Intangible Asset Category	Remaining Weighted-Average Useful Life (Years)
Distribution and license agreements, supply agreements	19
Developed product technology, formulations, and product rights	10
Customer relationships and distribution networks	17
Trademarks, trade names, and brands	21
Non-compete agreements	2

We recorded amortization expense of $274.1 million during the six months ended December 31, 2015, and $464.5 million, $281.0 million, and $94.0 million during the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively. The increase in amortization expense in the six months ended December 31, 2015 was due primarily to definite-lived assets acquired from Omega. The increase in amortization expense in the fiscal year ended June 27, 2015 was due primarily to the incremental amortization expense incurred on the definite-lived intangible assets acquired from Elan, as well the inclusion of one quarter of amortization expense related to the intangible assets acquired from Omega. The increase in amortization expense during the fiscal year ended June 28, 2014 was due to the Elan acquisition.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. Our estimated future amortization expense is as follows (in millions):

Year	Amount
2016	$603.1
2017	595.6
2018	582.6
2019	558.3
2020	522.5
Thereafter	5,328.4

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING

We assumed multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”) in connection with the Omega acquisition. Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored and excluded from accounts receivable was $106.7 million and $171.6 million at December 31, 2015 and June 27, 2015, respectively.

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014
Finished goods	$483.4	$468.9	$307.0
Work in process	151.4	158.2	146.7
Raw materials	209.6	211.8	177.9
Total inventories	$844.4	$838.9	$631.6

Perrigo Company plc - Item 8
Note 6

NOTE 6 - FAIR VALUE MEASUREMENTS

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

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are not observable.

The following tables summarize the valuation of our financial instruments carried at fair value by the above pricing categories (in millions):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Measured at fair value on a recurring basis:
Assets:
Investment securities	$14.9	$—	$—	$14.9
Foreign currency forward contracts	—	4.8	—	4.8
Funds associated with Israeli post-employment benefits	—	17.2	—	17.2
Total assets	$14.9	$22.0	$—	$36.9
Liabilities:
Contingent consideration	$—	$—	$17.9	$17.9
Interest rate swap agreements	—	0.3	—	0.3
Foreign currency forward contracts	—	3.9	—	3.9
Total liabilities	$—	$4.2	$17.9	$22.1

Measured at fair value on a non-recurring basis:
Assets:
Indefinite-lived intangible assets	$—	$—	$1,813.8	$1,813.8
Assets held for sale, net	—	—	37.5	37.5
Total assets	$—	$—	$1,851.3	$1,851.3

	June 27, 2015
	Level 1	Level 2	Level 3	Total
Measured at fair value on a recurring basis:
Assets:
Investment securities	$12.7	$—	$—	$12.7
Foreign currency forward contracts	—	12.4	—	12.4
Funds associated with Israeli post-employment benefits	—	17.3	—	17.3
Total assets	$12.7	$29.7	$—	$42.4
Liabilities:
Foreign currency forward contracts	$—	$4.6	$—	$4.6
Total liabilities	$—	$4.6	$—	$4.6

Perrigo Company plc - Item 8
Note 6

	June 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$20.7	$—	$—	$20.7
Foreign currency forward contracts	—	3.1	—	3.1
Funds associated with Israeli post-employment benefits	—	19.3	—	19.3
Total assets	$20.7	$22.4	$—	$43.1
Liabilities:
Contingent consideration	$—	$—	$17.4	$17.4
Interest rate swap agreements	—	8.3	—	8.3
Foreign currency forward contracts	—	0.8	—	0.8
Total liabilities	$—	$9.1	$17.4	$26.5
The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014
Contingent Consideration
Beginning balance:	$—	$17.4	$22.2
Net realized losses	—	0.9	1.1
Purchases or additions	17.9	—	0.8
Settlements	—	(18.3)	(6.7)
Ending balance:	$17.9	$—	$17.4

Net realized gains (losses) in the table above were recorded in Administrative expense. There were no transfers between Level 1, 2, and 3 during the six months ended December 31, 2015 or the fiscal years ended June 27, 2015, and June 28, 2014. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 7 for information on our investment securities. See Note 8 for a discussion of derivatives.

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

Contingent consideration represents milestone payment obligations obtained through product acquisitions which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product.

As of December 31, 2015 and June 27, 2015, our fixed rate long-term debt consisted of public bonds, a private placement note, and retail bonds that were assumed with the Omega acquisition. As of December 31, 2015, the public bonds and private placement note had a carrying value of $3.9 billion and fair value of $3.8 billion, based on quoted market prices (Level 1). At June 27, 2015, the public bonds and private placement note had a carrying value and fair value of $3.9 billion, based on quoted market prices (Level 1). As of December 31, 2015 our retail bonds had a carrying value of $798.3 million (excluding a premium of $82.5 million) and a fair value of $859.8 million. As of June 27, 2015, our retail bonds had a carrying value of $820.9 million (excluding a premium of $97.1 million) and a fair value of $902.4 million. The fair value for both periods was based on interest rates offered

Perrigo Company plc - Item 8
Note 6

for borrowings of a similar nature and remaining maturities (Level 2). As of June 28, 2014, our fixed rate long-term debt consisted of private placement senior notes with registration rights with a carrying value of $2.3 billion and a fair value of $2.4 billion. The fair value at June 28, 2014 was determined by discounting the future cash flows of the financial instruments to their present value, using interest rates offered for borrowings of a similar nature and remaining maturities (Level 2).

Certain assets are required to be recorded at fair value on a non-recurring basis even when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates. See Note 3 for a more detailed discussion of the impaired indefinite-lived intangible assets and the valuation methods used. See Note 9 for information on our assets and liabilities held for sale.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value.

NOTE 7 - INVESTMENTS

Available for Sale Securities

Our available for sale securities totaled $14.9 million and $12.7 million at December 31, 2015 and June 27, 2015, respectively, and were reported in Prepaid expenses and other current assets. At June 28, 2014, available for sale securities totaled $20.7 million, of which $5.9 million were reported in Prepaid expenses and other current assets and $14.8 million were reported in Other non-current assets.

Net unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014
Net unrealized investment gains (losses):
Equity securities, at cost less impairments	$6.4	$17.1	$17.1
Gross unrealized gains	9.3	5.7	3.8
Gross unrealized losses	(0.8)	(10.1)	(0.2)
Estimated fair value of equity securities	$14.9	$12.7	$20.7

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. We recorded an impairment charge of $10.7 million related to an other-than-temporary impairment of one of our marketable equity securities during the six months ended December 31, 2015. The equity securities in a gross unrealized loss position at December 31, 2015 were in that position for less than 12 months. We have evaluated the near-term prospects of the equity securities in relation to the severity and duration of the unrealized impairments, and based on that evaluation, we have the ability and intent to hold the investments until a recovery of fair value.

During the fiscal year ended June 28, 2014, we sold one of our investment securities and recorded a loss of $9.9 million. The loss was reclassified out of AOCI and into earnings.

Perrigo Company plc - Item 8
Note 7

Cost Method Investments

Our cost method investments totaled $6.9 million, $6.8 million, and $9.0 million at December 31, 2015, June 27, 2015, and June 28, 2014, respectively, and were included in Other non-current assets.

Equity Method Investments

Our equity method investments totaled $45.5 million, $48.9 million, and $57.4 million at December 31, 2015, June 27, 2015, and June 28, 2014, respectively, and were included in Other non-current assets. We recorded net losses of $7.1 million, $9.9 million, and $8.7 million during the six months ended December 31, 2015 and the fiscal years ended June 27, 2015 and June 28, 2014, respectively, for our proportionate share of the equity method investment earnings or losses. In addition, during the fiscal year ended June 28, 2014 we sold one of our equity method investments and recorded a loss of $2.8 million. All of the losses noted above were recorded in Other expense, net.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Foreign currency exchange risk management - We conduct business in several major currencies other than the U.S. dollar and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce cash flow volatility associated with foreign exchange rate changes on a consolidated basis to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments, and anticipated foreign currency sales and expenses.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be offset largely by gains and losses on the original underlying asset or liability. We do not use derivative financial instruments for speculative purposes.

All of our designated derivatives were classified as cash flow hedges as of December 31, 2015, June 27, 2015, and June 28, 2014. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings, recorded in Other expense, net. All of our designated derivatives are assessed for hedge effectiveness quarterly.

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

Perrigo Company plc - Item 8
Note 8

During the six months ended December 31, 2015, we entered into a forward interest rate swap to hedge against changes in the benchmark interest rate between the date the interest rate swap was entered into and the date of expected future debt issuance. The interest rate swap was designated as a cash flow hedge and had a notional amount totaling $200.0 million.

We had a $300.0 million term loan with floating interest rates priced off the LIBOR yield curve, which was repaid during the fiscal year ended June 27, 2015, as described in Note 10. As a result of the term loan repayment on June 24, 2015, the forward interest rate swap agreements with notional amounts totaling $240.0 million that were in place to hedge the change in the LIBOR rate were terminated as well. We recorded a loss of $3.6 million in Other expense, net, during the fiscal year ended June 27, 2015 for the amount remaining in AOCI when the hedges were terminated.

In connection with the Omega acquisition, we assumed a $20.0 million private placement note. We also assumed an interest rate swap agreement with a notional amount totaling $20.0 million that was in place to hedge the cross currency exchange differences between the U.S. dollar and the euro on the above-mentioned debt. On May 29, 2015, we repaid the loan and the interest rate swap. We also assumed €500.0 million ($544.5 million) of debt under Omega's revolving credit facility, as well as an interest rate swap agreement with a notional amount of €135.0 million ($147.0 million) that was in place to hedge the change in the floating rate on that credit facility. On April 8, 2015, we repaid the loan and terminated the interest rate swap. Because both interest rate swaps mentioned above were recorded at fair market value on the date of termination, no gain or loss was recorded. For more information on the acquired debt and termination, see Note 10.

During the three months ended December 27, 2014, we entered into forward interest rate swaps and treasury locks (together "Rate Locks") to hedge against changes in the interest rates between the date the Rate Locks were entered into and the date of the issuance of our 2014 Bonds, discussed in Note 10. These Rate Locks were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $750.0 million. The Rate Locks were settled upon the issuance of an aggregate $1.6 billion principal amount of our 2014 Bonds on December 2, 2014 for a cumulative after-tax loss of $5.8 million in OCI after recording $1.1 million of ineffectiveness to Other expense, net, during the fiscal year ended June 27, 2015.

During the three months ended September 28, 2013, we entered into forward interest rate swap agreements to hedge against changes in the benchmark interest rate between the date the swap agreements were entered into and the date of the issuance of our 2013 Bonds, discussed in Note 10. These swaps were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $725.0 million. The interest rate swaps were settled upon the issuance of an aggregate $2.3 billion principal amount of our 2013 Bonds on December 18, 2013 for a cumulative after-tax loss of $12.8 million in OCI after recording $0.5 million of ineffectiveness to Other expense, net, during the fiscal year ended June 28, 2014.

In addition, due to the retirement of the underlying private placement senior notes (described in Note 10 as the "Private Placement Notes") on December 23, 2013, we wrote off the amounts remaining in AOCI associated with the cash flow hedges related to the Private Placement Notes, resulting in an after-tax loss of $2.6 million recorded to Other expense, net, during the fiscal year ended June 28, 2014.

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 15 months. The total notional amount for these contracts was $755.5 million, $452.3 million, and $228.5 million as of December 31, 2015, June 27, 2015, and June 28, 2014, respectively.

In June 2015, in order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated GSK acquisition discussed in Note 2, we entered into a non-designated option contract to protect against a strengthening of the euro relative to the U.S. dollar. We recorded losses of $1.9 million for the change in fair value of the option contract during the fiscal year ended June 27, 2015 in Other expense, net.

Perrigo Company plc - Item 8
Note 8

Because these derivatives were economically hedging a future acquisition, the cash outflow associated with their settlement is shown as an investing activity on the Consolidated Statements of Cash Flows. The GSK acquisition closed on August 28, 2015 and therefore, the non-designated option contract was terminated.

In November 2014, in order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price of Omega, we entered into non-designated option contracts with a total notional amount of €2.0 billion. The option contracts settled in December 2014, resulting in a loss of $26.4 million. The option contracts were replaced with non-designated forward contracts that matured during the three months ended March 28, 2015. We recorded losses of $298.1 million during the fiscal year ended June 27, 2015 related to the settlement of the forward contracts. Both losses were recorded primarily in Other expense, net. The losses on the derivatives due to changes in the euro to U.S. dollar exchange rates were economically offset at closing in the final settlement of the euro-denominated Omega purchase price. Because these derivatives were economically hedging a future acquisition, the cash outflow associated with their settlement is shown as an investing activity on the Consolidated Statements of Cash Flows.

Fair Value Hedges

During the three months ended September 28, 2013, we entered into three pay-floating interest rate swaps with a total notional amount of $425.0 million to hedge changes in the fair value of our private placement notes from fluctuations in interest rates. These swaps were designated and qualified as fair value hedges of our fixed rate debt. Accordingly, the gain or loss recorded on the pay-floating interest rate swaps was directly offset by the change in fair value of the underlying debt. Both the derivative instrument and the underlying debt were adjusted to market value at the end of each period with any resulting gain or loss recorded in Other expense, net. The hedge was terminated during the three months ended December 28, 2013 due to the retirement of the underlying notes.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all of our derivative instruments on our consolidated financial statements. All amounts are shown gross of income tax effects and are presented in millions.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
		Fair Value
	Balance Sheet Location	December 31, 2015	June 27, 2015	June 28, 2014
Designated derivatives:
Foreign currency forward contracts	Other current assets	$3.8	$3.3	$2.8
Total designated derivatives		$3.8	$3.3	$2.8
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$1.0	$9.1	$0.3
Total non-designated derivatives		$1.0	$9.1	$0.3

	Liability Derivatives
		Fair Value
	Balance Sheet Location	December 31, 2015	June 27, 2015	June 28, 2014
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.0	$2.0	$0.7
Interest rate swap agreements	Other non-current liabilities	0.3	—	8.3
Total designated derivatives		$2.3	$2.0	$9.0
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.9	$2.6	$0.1
Total non-designated derivatives		$1.9	$2.6	$0.1

Perrigo Company plc - Item 8
Note 8

The gains (losses) recognized in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Six Months Ended	Fiscal Year Ended
Designated Cash Flow Hedges	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Treasury locks	$—	$(2.7)	$—	$—
Interest rate swap agreements	(0.3)	(10.1)	7.2	(1.3)
Foreign currency forward contracts	1.7	(7.7)	15.1	(10.6)
	$1.4	$(20.5)	$22.3	$(11.9)

The gains (losses) reclassified from AOCI into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
		Six Months Ended	Fiscal Year Ended
Designated Cash Flow Hedges	Income Statement Location	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Treasury locks	Interest expense, net	$—	$(0.1)	$0.2	$(0.4)
Interest rate swap agreements	Interest expense, net	(0.8)	(16.4)	3.9	5.0
Foreign currency forward contracts	Net sales	(0.8)	2.0	(2.5)	(2.9)
	Cost of sales	0.8	(4.2)	(6.3)	4.3
	Interest expense, net	(0.4)	—	(0.2)	(0.1)
	Other expense, net	0.1	(4.5)	(2.2)	(3.2)
		$(1.1)	$(23.2)	$(7.1)	$2.7

The net of tax amount expected to be reclassified out of AOCI into earnings during the next 12 months is a $0.4 million gain.

Perrigo Company plc - Item 8
Note 8

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized in Income (Ineffective Portion)
		Six Months Ended	Fiscal Year Ended
Designated Cash Flow Hedges	Income Statement Location	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Treasury locks	Other expense, net	$—	$(0.4)	$2.3	$—
Interest rate swap agreements	Other expense, net	—	(0.7)	(5.4)	—
Foreign currency forward contracts	Net sales	(0.1)	(0.1)	(0.1)	—
	Cost of sales	0.2	0.2	0.3	0.2
Total		$0.1	$(1.0)	$(2.9)	$0.2

The effects of our fair value hedges on the Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
		Six Months Ended	Fiscal Year Ended
Designated Fair Value Hedges	Income Statement Location	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Interest rate swap agreements	Other expense, net	$—	$—	$0.9	$—
Fixed-rate debt	Other expense, net	—	—	(4.1)	—
Net hedge		$—	$—	$(3.2)	$—

The effects of our non-designated derivatives on the Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
		Six Months Ended	Fiscal Year Ended
Non-Designated Derivatives	Income Statement Location	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Foreign currency forward contracts	Other expense, net	$(8.0)	$(295.4)	$(0.1)	$4.7
	Interest expense, net	(0.7)	(3.4)	—	—
Foreign exchange option contracts	Other expense, net	—	(26.4)	—	—
Total		$(8.7)	$(325.2)	$(0.1)	$4.7

Perrigo Company plc - Item 8
Note 9

NOTE 9 - ASSETS HELD FOR SALE

During the six months ended December 31, 2015, management committed to a plan to sell our VMS and India API businesses. When a group of assets is classified as held for sale, the book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. We determined that the fair value less cost to sell the VMS business exceeded its carrying value. We determined that the carrying value of the India API business exceeded the fair value less cost to sell, resulting in an impairment charge of $29.0 million within our Other segment, which is shown in Impairment charges on the Consolidated Statements of Operations.

Assets and liabilities associated with the VMS and India API held for sale businesses were reclassified as held for sale at December 31, 2015. The assets held for sale were reported within Prepaid expenses and other current assets and liabilities held for sale were reported in Accrued liabilities. The amounts consisted of the following at December 31, 2015 (in millions):

	December 31, 2015
	CHC	Other
Assets held for sale
Current assets	$55.1	$13.6
Goodwill	13.0	14.5
Property, plant and equipment	18.8	37.4
Other assets	—	3.2
Less: impairments	—	(29.0)
Total assets held for sale	$86.9	$39.7
Liabilities held for sale
Current liabilities	$30.5	$0.5
Other liabilities	—	1.7
Total liabilities held for sale	$30.5	$2.2

Perrigo Company plc - Item 8
Note 10

NOTE 10 - INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

				December 31, 2015	June 27, 2015	June 28, 2014
Revolving credit agreements
	2015 Revolver			$380.0	$—	$—
	2014 Revolver			300.0	—	—
	Total revolving credit agreements			680.0	—	—
Term loans
	2013 Term loan due December 18, 2015			—	—	300.0
	2013 Term loan due December 18, 2018			—	—	630.0
*	2014 Term loan due December 5, 2019			488.8	530.5	—
	Total term loans			488.8	530.5	930.0
Notes and bonds
	Coupon	Due
	1.300%	November 8, 2016	(2)	500.0	500.0	500.0
*	4.500%	May 23, 2017	(3)	195.5	201.0	—
*	5.125%	December 12, 2017	(3)	325.8	335.0	—
	2.300%	November 8, 2018	(2)	600.0	600.0	600.0
*	5.000%	May 23, 2019	(3)	130.3	134.1	—
	3.500%	December 15, 2021	(1)	500.0	500.0	—
*	5.105%	July 19, 2023	(3)	146.7	150.8	—
	4.000%	November 15, 2023	(2)	800.0	800.0	800.0
	3.900%	December 15, 2024	(1)	700.0	700.0	—
	5.300%	November 15, 2043	(2)	400.0	400.0	400.0
	4.900%	December 15, 2044	(1)	400.0	400.0	—
	Total notes and bonds			4,698.3	4,720.9	2,300.0
Other financing				86.0	13.0	10.2
Unamortized premium (discount), net				73.4	87.5	(6.0)
Deferred financing fees				(36.6)	(40.5)	(27.4)
Total borrowings outstanding				5,989.9	5,311.4	3,206.8
	Current indebtedness			(1,018.3)	(64.6)	(143.7)
Total long-term debt less current portion				$4,971.6	$5,246.8	$3,063.1

(1)	Public bonds issued on December 2, 2014, discussed below collectively as the "2014 Bonds."

(2)	Private placement unsecured senior notes with registration rights as of June 28, 2014 and public bonds as of October 1, 2014, discussed below collectively as the "2013 Bonds."

(3)	Debt assumed from Omega.

*	Debt denominated in euros subject to fluctuations in the euro to U.S. dollar exchange rate.

We were in compliance with all covenants under our various debt agreements as of December 31, 2015, June 27, 2015, and June 28, 2014.

On December 9, 2015, Perrigo Finance Unlimited Company, formerly Perrigo Finance plc ("Perrigo Finance"), entered into a $750.0 million revolving credit agreement (the "2015 Revolver"). There were $380.0 million of borrowings outstanding under the 2015 Revolver as of December 31, 2015.

Perrigo Company plc - Item 8
Note 10

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

Debt Issuance

On December 2, 2014, Perrigo Finance, our 100% owned finance subsidiary, issued $500.0 million in aggregate principal amount of 3.50% senior notes due 2021 (the "2021 Notes”), $700.0 million in aggregate principal amount of 3.90% senior notes due 2024 (the “2024 Notes”), and $400.0 million in aggregate principal amount of 4.90% senior notes due 2044 (the “2044 Notes” and, together with the 2021 Notes and the 2024 Notes, the “2014 Bonds”). Interest on the 2014 Bonds is payable semiannually in arrears in June and December of each year, beginning in June 2015. The 2014 Bonds are governed by a base indenture and a first supplemental indenture (collectively the "2014 Indenture"). The 2014 Bonds are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and no other subsidiary of Perrigo guarantees the 2014 Bonds. There are no restrictions under the 2014 Bonds on our ability to obtain funds from our subsidiaries. Perrigo Finance received net proceeds of approximately $1.6 billion from issuance of the 2014 Bonds after fees and market discount. Perrigo Finance may redeem the 2014 Bonds in whole or in part at any time for cash at the make-whole redemption prices described in the 2014 Indenture.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019, and a $600.0 million revolving credit agreement which increased to $1.0 billion upon the closing of the Omega acquisition (the "2014 Revolver") (together, the "2014 Credit Agreements"), and Perrigo Company entered into a $300.0 million term loan tranche maturing December 18, 2015. We allowed the undrawn €300.0 million term loan tranche to expire. There was $300.0 million of borrowings outstanding under the 2014 Revolver as of December 31, 2015. There were no borrowings outstanding under the 2014 Revolver as of June 27, 2015, and June 28, 2014.

During the six months ended December 31, 2015, we made $28.3 million in scheduled principal payments on our euro-denominated term loan.

Debt Extinguishment

On December 5, 2014, we repaid the remaining $895.0 million outstanding under our 2013 Term Loan, then terminated both the 2013 Term Loan and 2013 Revolver described below in "Elan Financing." On June 25, 2015, we repaid the $300.0 million 2014 Term Loan. We recorded a $10.5 million loss on extinguishment of debt during the fiscal year ended June 27, 2015, which consisted of the Bridge Loan Facility interest expense and deferred financing fees related to the 2013 Term Loan, 2013 Revolver, and 2014 Term Loan.

Assumed Debt and Repayment

In connection with the Omega acquisition, we assumed $20.0 million in aggregate principal amount of 6.19% senior notes due 2016 (the "6.19% 2016 Notes"), €135.0 million ($147.0 million) in aggregate principal amount of 5.1045% senior notes due 2023 ("2023 Notes"), €300.0 million ($326.7 million) in aggregate principal amount of 5.125% retail bonds due 2017, €180.0 million ($196.0 million) in aggregate principal amount of 4.500% retail bonds due 2017, €120.0 million ($130.7 million) in aggregate principal amount of 5.000% retail bonds due 2019 (collectively, the "Retail Bonds"), a revolving credit facility with €500.0 million ($544.5 million) outstanding, and certain overdraft facilities totaling €51.4 million ($56.0 million). The fair value of the 2023 Notes and Retail Bonds exceeded par value by €93.6 million ($101.9 million) on the date of the acquisition. As a result, a fair value adjustment was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. The adjustment does not affect cash interest payments.

Perrigo Company plc - Item 8
Note 10

On April 8, 2015, we repaid the €500.0 million ($539.1 million) outstanding under the assumed Omega's revolving credit facility and terminated the facility. On May 29, 2015, we repaid the $20.0 million of the outstanding 6.19% 2016 Notes in full. On March 30, 2015 we repaid the €51.4 million ($56.0 million) outstanding under certain overdraft facilities.

Our BCH segment regularly utilizes overdraft facilities to meet its short-term liquidity needs and its balances fluctuate on a day-to-day basis. While the assumed overdraft facilities balance noted above was repaid as of June 27, 2015, additional borrowings were made as of December 31, 2015 and make up the majority of the "Other financing" section in the table above. The balance outstanding under the facilities was $82.9 million at December 31, 2015.

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

On November 8, 2013, Perrigo Company issued $500.0 million aggregate principal amount of its 1.30% senior notes due 2016 (the "1.30% 2016 Notes"), $600.0 million aggregate principal amount of its 2.30% senior notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.00% senior notes due 2023 (the "2023 Notes") and $400.0 million aggregate principal amount of its 5.30% senior notes due 2043 (the "2043 Notes" and, together with the 1.30% 2016 Notes, the 2018 Notes and the 2023 Notes, the "2013 Bonds") in a private placement with registration rights. Interest on the 2013 Bonds is payable semiannually in arrears in May and November of each year, beginning in May 2014. The 2013 Bonds are governed by a base indenture and a first supplemental indenture (collectively, the "2013 Indenture"). The 2013 Bonds are the Company's unsecured and unsubordinated obligations, ranking equally in right of payment to all of Perrigo Company existing and future unsecured and unsubordinated indebtedness. Perrigo Company received net proceeds of $2.3 billion from issuance of the 2013 Bonds after fees and market discount. The 2013 Bonds are not entitled to mandatory redemption or sinking fund payments. We may redeem the 2013 Bonds in whole or in part at any time for cash at the make-whole redemption prices described in the 2013 Indenture. The 2013 Bonds were guaranteed on an unsubordinated, unsecured basis by the same entities that guaranteed the 2013 Credit Agreement until November 21, 2014, at which time the 2013 Indenture was amended to remove all guarantors.

On September 2, 2014, we offered to exchange our private placement senior notes for public bonds (the "Exchange Offer"). The Exchange Offer expired on October 1, 2014, at which time substantially all of the private placement notes had been exchanged for bonds registered with the Securities and Exchange Commission. As a result of the changes in the guarantor structure noted above, we are no longer required to present guarantor financial statements.

Perrigo Company plc - Item 8
Note 10

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

As a result of the debt retirements, we recorded a loss of $165.8 million during the fiscal year ended June 28, 2014 (in millions):

Make-whole payments	$133.5
Write-off of financing fees on Bridge Credit Agreements	19.0
Write-off of deferred financing fees	10.5
Write-off of unamortized discount	2.8
Total loss on extinguishment of debt	$165.8

Future Maturities

The annual future maturities of our short-term and long-term debt, including capitalized leases, are as follows (in millions):

Payment Due	Amount
2016	$1,019.7
2017	576.6
2018	667.9
2019	742.6
2020	—
Thereafter	2,946.5

Perrigo Company plc - Item 8
Note 11

NOTE 11 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted EPS calculation is as follows (in millions):

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Numerator:
Net income	$5.6	$128.0	$205.3	$441.9

Denominator:
Weighted average shares outstanding for basic EPS	145.6	139.3	115.1	93.9
Dilutive effect of share-based awards	0.5	0.5	0.5	0.6
Weighted average shares outstanding for diluted EPS	146.1	139.8	115.6	94.5

Anti-dilutive share-based awards excluded from computation of diluted EPS	0.1	0.1	0.1	0.2

Shareholder's Equity

On and prior to December 18, 2013, our common stock consisted of common stock of Perrigo Company, a Michigan Corporation, and since December 19, 2013, our common stock has consisted of ordinary shares of Perrigo Company plc, a public limited company incorporated under the laws of Ireland.

Prior to June 6, 2013, our common stock traded on the NASDAQ Global Select Market under the symbol PRGO. Since June 6, 2013, our ordinary shares have traded on the New York Stock Exchange under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., our ordinary shares have been trading on the Tel Aviv Stock Exchange since March 16, 2005.

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Dividends paid (in millions)	$36.3	$64.8	46.1	$33.0
Dividends paid per share	$0.25	$0.46	$0.39	$0.35

The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Share Repurchases

In October 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion. During the six months ended December 31, 2015, we repurchased 3.3 million ordinary shares at an average repurchase price of $151.59 per share, for a total of $500.0 million.

Perrigo Company plc - Item 8
Note 12

NOTE 12 - SHARE-BASED COMPENSATION PLANS

All share-based compensation for employees and directors is granted under the 2013 Long-Term Incentive Plan (the "Plan"), as amended. The Plan has been approved by our shareholders and provides for the granting of awards to our employees and directors. As of December 31, 2015, there were 5.0 million shares available to be granted. The purpose of the Plan is to attract and retain individuals of exceptional talent and encourage these individuals to acquire a vested interest in the Company's success and prosperity. The awards that are granted under this program include non-qualified stock options, restricted shares, and restricted share units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan. Awards granted under the Plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Share-based compensation expense was $24.8 million for the six months ended December 31, 2015, and $31.6 million, $24.6 million, and $18.4 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively. As of December 31, 2015, unrecognized share-based compensation expense was $52.1 million, and the weighted-average period over which the expense is expected to be recognized was approximately 1.7 years. Proceeds from the exercise of stock options and excess income tax benefits attributable to stock options exercised are credited to ordinary shares.

Stock Options

A summary of activity related to stock options is presented below (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at June 28, 2014	850	$77.26
Granted	181	$147.75
Exercised	(170)	$49.26
Forfeited or expired	(4)	$128.76
Options outstanding at June 27, 2015	857	$97.49	6.6	$79.8
Granted	—	$—
Exercised	(72)	$69.62
Forfeited or expired	(2)	$131.91
Options outstanding at December 31, 2015	783	$99.93	6.3	$35.6

Options exercisable	614	$89.08	5.7	$34.3
Options expected to vest	165	$139.21	8.3	$1.3

The aggregate intrinsic value for options exercised during the year was $6.7 million for the six months ended December 31, 2015, and $20.7 million, $17.8 million, and $29.5 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively. There were no options granted during the six months ended December 31, 2015. The weighted-average fair value per share at the grant date for options granted during the year $39.96, $38.28, and $34.24 for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively. The fair values were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Perrigo Company plc - Item 8
Note 12

	Fiscal Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Dividend yield	0.3%	0.3%	0.3%
Volatility, as a percent	27.1%	32.7%	34.9%
Risk-free interest rate	1.7%	1.8%	0.8%
Expected life in years	5.3	5.3	5.4

The valuation model utilizes historical volatility. The risk-free interest rate is based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years is estimated based on past exercise behavior of employees.

Non-Vested Restricted Shares

A summary of activity related to non-vested restricted shares is presented below (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested restricted shares outstanding at June 28, 2014	9	$100.84
Granted	—	$—
Vested	(9)	$100.84
Forfeited	—	$—
Non-vested restricted shares outstanding at June 27, 2015	—	$—	0.0	$—

There were no restricted shares granted, vested or outstanding for the six months ended December 31, 2015. There were no shares granted during the fiscal year ended June 27, 2015.The weighted-average fair value per share at the date of grant for restricted shares granted was $145.19 for the fiscal year ended June 28, 2014 and $100.84 for the fiscal year ended June 29, 2013. The total fair value of restricted shares that vested was $0.9 million, $2.3 million, and $0.6 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

Perrigo Company plc - Item 8
Note 12

Non-Vested Service-Based Restricted Share Units

A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested service-based share units outstanding at June 28, 2014	247	$112.89
Granted	135	$153.99
Vested	(91)	$99.54
Forfeited	(8)	$126.13
Non-vested service-based share units outstanding at June 27, 2015	283	$136.48	1.2	$53.9
Granted	199	$165.64
Vested	(94)	$125.03
Forfeited	(6)	$164.56
Non-vested service-based share units outstanding at December 31, 2015	382	$154.07	2.2	$55.3

The weighted-average fair value per share at the date of grant for service-based restricted share units granted was $165.64 for the six months ended December 31, 2015, and $153.99, $133.08, and $109.20 for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively. The total fair value of service-based restricted share units that vested during the period was $11.7 million for the six months ended December 31, 2015, and $9.1 million, $6.8 million, and $5.7 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

Non-Vested Performance-Based Restricted Share Units

A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Number of Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested performance-based share units outstanding at June 28, 2014	182	$109.63
Granted	106	$150.14
Vested	(56)	$91.14
Forfeited	(3)	$126.96
Non-vested performance-based share units outstanding at June 27, 2015	229	$129.77	1.38	$43.6
Granted	55	$184.49
Vested	(58)	$109.20
Forfeited	(3)	$144.73
Non-vested performance-based share units outstanding at December 31, 2015	223	$146.31	1.49	$32.3

The weighted-average fair value per share at the date of grant for performance-based restricted share units granted during the period was $184.49 for the six months ended December 31, 2015, and $150.14, $119.85, and $108.60 for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively. The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The total fair value of performance-based

Perrigo Company plc - Item 8
Note 12

restricted share units that vested during the period was $6.4 million for the six months ended December 31, 2015, and $5.1 million, $4.6 million, and $5.0 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in our AOCI balances, net of tax, were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at June 29, 2013	$(4.5)	$80.6	$—	$0.9	$77.0
OCI before reclassifications	(18.2)	83.8	(4.3)	(12.0)	49.3
Amounts reclassified from AOCI	6.6	—	6.7	—	13.3
Other comprehensive income (loss)	(11.6)	83.8	2.4	(12.0)	62.6
Balance at June 28, 2014	(16.1)	164.4	2.4	(11.1)	139.6
OCI before reclassifications	(15.1)	(33.5)	(5.4)	1.9	(52.1)
Amounts reclassified from AOCI	14.9	—	—	—	14.9
Other comprehensive income (loss)	(0.2)	(33.5)	(5.4)	1.9	(37.2)
Balance at June 27, 2015	(16.3)	130.9	(3.0)	(9.2)	102.4
OCI before reclassifications	1.1	(135.3)	(1.4)	7.4	(128.2)
Amounts reclassified from AOCI	1.0	—	10.7	(1.4)	10.3
Other comprehensive income (loss)	2.1	(135.3)	9.3	6.0	(117.9)
Balance at December 31, 2015	$(14.2)	$(4.4)	$6.3	$(3.2)	$(15.5)

Perrigo Company plc - Item 8
Note 14

NOTE 14 - INCOME TAXES

Pre-tax income and the provision for income taxes from continuing operations are summarized as follows (in millions):

	Six Months Ended	Fiscal Year End
	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Pre-tax income (loss):
Ireland	$(346.9)	$(821.2)	$(369.3)	$—
Other	323.7	1,069.2	641.9	607.7
Total pre-tax income (loss)	(23.2)	248.0	272.6	607.7
Provision for income taxes:
Current:
Ireland	1.4	(2.0)	2.2	—
United States - federal	59.2	77.0	44.0	125.0
United States - state	3.2	6.9	9.3	10.7
Other foreign	40.4	54.1	49.1	24.3
Subtotal	104.2	136.0	104.6	160.1
Deferred (credit):
Ireland	(27.7)	7.5	(24.2)	—
United States - federal	(32.5)	(17.5)	7.8	16.6
United States - state	(3.3)	(0.8)	(5.8)	—
Other foreign	(69.5)	(5.2)	(15.1)	(10.9)
Subtotal	(133.0)	(16.0)	(37.3)	5.7
Total provision for income taxes	$(28.8)	$120.0	$67.3	$165.8

Perrigo Company plc - Item 8
Note 14

A reconciliation of the provision based on the Federal statutory income tax rate to our effective income tax rate is as follows:

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013

Provision at statutory rate	12.5%	12.5%	12.5%	35.0%
Ireland tax on non-trading differences	80.8	(10.3)	2.8	—
Expenses not deductible for tax purposes/ deductions not expensed for book, net	(151.7)	15.5	12.1	(0.6)
U.S. Operations:
State income taxes, net of federal benefit	(15.3)	(1.0)	(0.2)	1.1
Foreign tax credit	—	—	0.2	(0.1)
Research and development credit	5.1	(0.8)	(0.5)	(0.5)
Other	(43.3)	5.6	(0.8)	(1.0)
Other foreign differences (earnings taxed at other than applicable statutory rate)	394.8	(16.6)	(16.0)	(8.7)
Worldwide operations:
Valuation allowance changes	(148.6)	25.0	2.9	—
Audit impacts	—	—	—	(1.2)
Change in unrecognized taxes	(10.1)	18.5	15.0	3.3
Rate change impacts	—	—	(3.3)	—
Effective income tax rate	124.2%	48.4%	24.7%	27.3%

We have provided a provision for income taxes through opening balance sheet accounting on a portion of pre-acquisition earnings of the Omega group of companies. No further provision has been made for income taxes on remaining undistributed earnings of foreign subsidiaries, of approximately $3.7 billion at December 31, 2015, since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. Due to the number of legal entities and taxing jurisdictions involved and the complexity of the legal entity structure, the complexity of tax laws in the various jurisdictions, including, but not limited to the rules pertaining to the utilization of foreign tax credits in the U.S. and the impact of income projections to calculations, we believe it is not practicable to estimate, within any reasonable range, the additional income taxes may be payable on the remittance of such undistributed earnings.

Perrigo Company plc - Item 8
Note 14

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) were as follows:

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014
Deferred income tax asset (liability):
Depreciation and amortization	$(1,808.5)	$(1,889.0)	$(982.6)
Inventory basis differences	21.0	30.2	43.9
Accrued liabilities	58.1	67.2	84.3
Allowance for doubtful accounts	1.3	0.9	0.9
Research and development	63.7	62.8	3.7
Loss carryforwards	243.6	242.7	47.1
Share-based compensation	20.6	14.3	14.3
Foreign tax credit	10.6	10.6	10.6
Federal benefit of unrecognized tax positions	22.8	26.3	20.7
Interest carryforwards	334.6	259.7	253.3
Other, net	14.7	29.7	59.6
Subtotal	(1,017.5)	(1,144.6)	(444.2)
Valuation allowance for loss and credit carryforwards	(491.6)	(519.2)	(198.4)
Net deferred income tax asset (liability):	$(1,509.1)	$(1,663.8)	$(642.6)

The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014
Assets	$54.6	$161.9	$86.4
Liabilities	(1,563.7)	(1,825.7)	(729.0)
Net deferred income tax (liability) asset	$(1,509.1)	$(1,663.8)	$(642.6)

At December 31, 2015, we had gross carryforwards as follows: worldwide federal net operating losses, excluding U.S. states, of $823.7 million, U.S. state net operating losses of $422.5 million, worldwide federal capital losses of $19.3 million, U.S. state credits of $1.5 billion, and U.S. federal credits of $269.1 million. At December 31, 2015, gross valuation allowances had been provided for worldwide federal net operating loss carryforwards, excluding U.S. states, in the amount of $603.6 million, $388.4 million for U.S. state net operating loss carryforwards, $19.3 million for worldwide federal capital loss carryforwards, $1.5 billion for U.S. state credit carryforwards and $198.2 million for U.S. federal credit carryforward as utilization of such carryforwards within the applicable statutory periods is uncertain. The U.S. federal net operating loss carryforwards expire through 2034, U.S. capital loss carryforward expires through 2016 and U.S. federal credit carryforwards of $30.2 million, $167.8 million and $37.2 million expire through 2022, 2025 and 2027, respectively, with the remaining U.S. credits having no expiration. U.S. state net operating loss carryforwards expire through 2034, and U.S. state credit carryforwards expire through 2029. Of the non-U.S. net operating loss carryforwards, $10.2 million, $2.1 million, $22.0 million, $2.6 million, $0.1 million and $3.4 million expire through 2017, 2018, 2020, 2022, 2023, and 2025, respectively, while the remaining amounts of non U.S. net operating loss carryforwards and non-U.S. capital loss carryforwards have no expiration. The valuation allowances for these net operating loss carryforwards are adjusted annually, as necessary. After application of the valuation allowances described above, we anticipate no limitations will apply with respect to the realization of our net deferred income tax assets.

Perrigo Company plc - Item 8
Note 14

The following table summarizes the activity related to amounts recorded for uncertain tax positions, excluding interest and penalties (in millions):

Unrecognized Tax Benefits
Balance at June 29, 2013	$110.1
Additions:
Positions related to the current year	28.8
Positions related to prior years	22.7
Reductions:
Lapse of statutes of limitation	(1.5)
Balance at June 28, 2014	160.1
Additions:
Positions related to the current year	38.9
Positions related to prior years	122.7
Reductions:
Settlements with taxing authorities	(1.4)
Lapse of statutes of limitation	(1.7)
Balance at June 27, 2015	318.6
Additions:
Positions related to the current year	17.9
Reductions:
Positions related to prior years	(38.8)
Settlements with taxing authorities	(15.3)
Balance at December 31, 2015	$282.4

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $52.1 million, $65.7 million, and $45.3 million as of December 31, 2015, June 27, 2015, and June 28, 2014, respectively.

The total liability for uncertain tax positions was $334.7 million, $384.3 million, and $205.4 million as of December 31, 2015, June 27, 2015, and June 28, 2014, respectively, before considering the federal tax benefit of certain state and local items, of which $206.1 million, $217.6 million, and $170.2 million, respectively, would impact the effective tax rate in future periods, if recognized. This increase is due primarily to acquisitions and the current year impact related to prior year positions.

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

The IRS audit of fiscal years 2009 and 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million, inclusive of interest in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same audit of fiscal years ended June 27, 2009 and June 26, 2010. The statutory notice asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the notice of deficiency. In January 2015, we paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S.

Perrigo Company plc - Item 8
Note 14

Federal court, and in June 2015, we filed a request for a refund. The IRS denied our request for a refund. In the next several months we are likely to file a complaint in federal district court claiming a refund for these amounts. The payment was recorded in the third quarter of fiscal year 2015 as a deferred charge on the balance sheet given our anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on our consolidated financial statements in future periods. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, we cannot predict the outcome of any audit or related litigation.

The IRS is auditing our fiscal years ended June 25, 2011 and June 30, 2012, and may make adjustments consistent with their claims for the 2009-10 audit period. Subsequent to December 31, 2015 the Belgium Tax Authority notified us that all Belgium locations will be audited for the years ending December 31, 2013 and December 31, 2014.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of December 31, 2015. During the next 12 months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $2.0 million to $3.0 million.

Tax Rate Changes

In fiscal year 2011, Israel enacted new tax legislation that reduced the effective tax rate to 10% for 2011 and 2012, 7% for 2013 and 2014, and 6% thereafter for certain qualifying entities that elect to be taxed under the new legislation. For all other entities that do not qualify for this reduced rate, the tax rate was increased from 25% to 26.5%. However, additional legislation was passed in January 2016, effective immediately, reducing the tax rate from 26.5% back to 25%.

In July 2013, the United Kingdom passed legislation reducing the statutory rate to 21% and 20% effective April 1, 2014 and April 1, 2015, respectively. These rates are applicable to Perrigo as of June 30, 2013 and favorably impacted the effective tax rate in the amount of $4.7 million for our fiscal year ended June 28, 2014. Additionally, in November 2015, the United Kingdom passed legislation further reducing the statutory rate to 19% and 18% beginning April 1, 2017 and April 1, 2020, respectively. These rates are applicable to Perrigo as of December 31, 2015 and favorably impacted the effective tax rate in the amount of $1.4 million for the six months ended December 31, 2015.

In December 2013, Mexico enacted legislation to rescind the scheduled rate reductions and maintain the 30% corporate tax rate for 2014 and future years. This rate was applicable to Perrigo as of June 30, 2013.

Perrigo Company plc - Item 8
Note 15

NOTE 15 - POST EMPLOYMENT PLANS

Defined Contribution Plans

We have a qualified profit-sharing and investment plan under Section 401(k) of the IRS, which covers substantially all U.S. employees. Our contributions to the plan include an annual nondiscretionary contribution of 3% of an employee's eligible compensation and a discretionary contribution at the option of the Board of Directors. Additionally, we match a portion of employees' contributions. Our contributions to the plan were $15.8 million for the six months ended December 31, 2015, and $24.6 million, $25.6 million, and $23.0 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.
We also have a defined contribution plan that covers our Ireland employees. We contribute up to 18% of each participating employee’s annual eligible salary on a monthly basis. In connection with matching contributions under the Irish defined contribution plan, we recorded expense of $0.2 million during the six months ended December 31, 2015, and $0.7 million and $0.5 million during the fiscal years ended June 27, 2015, and June 28, 2014, respectively.

We assumed a number of defined contribution plans associated with the Omega acquisition and we pay contributions to the pension insurance plans. We recorded expense of $2.9 million for the six months ended December 31, 2015 and $0.6 million for the three months ended June 27, 2015, in connection with matching contributions to the defined contribution plans.

Pension and Post-Retirement Healthcare Benefit Plans

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

As of March 11, 2015, both plans (staff and executive plan) were merged and all plan assets and liabilities were transferred from the executive scheme to the staff scheme as a result of a plan combination. The value of plan assets and liabilities transferred were derived by reference to market conditions and assumptions as of March 11, 2015.

In general, upon retirement, eligible Ireland employees in the staff plan are entitled to a pension calculated at 1/60th (1/52nd for the executive plan) of their final salary for each year of service, subject to a maximum of 40 years. The investments of the plans at December 31, 2015 consisted of units held in independently administered funds.

In connection with the Omega acquisition, we also assumed the liability of a number of defined benefit plans as well as a post-retirement healthcare plan. The defined benefit plans cover employees based primarily in the Netherlands, Germany, France, and Norway. Omega companies operate various pension plans across each country.

Our defined benefit pension plans are managed externally and the related pension costs and liabilities are assessed at least annually in accordance with the advice of a qualified professional actuary. We use a December 31, 2015 (previously June 27, 2015) measurement date and all plan assets and liabilities are reported as of that date.

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

Perrigo Company plc - Item 8
Note 15

provisions, the plan is not eligible for any U.S. federal subsidy related to the Medicare Modernization Act of 2003 Part D Subsidy.

The change in the projected benefit obligation and plan assets consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Six Months Ended	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015 *	June 28, 2014 **	December 31, 2015	June 27, 2015 *	June 28, 2014
Projected benefit obligation at beginning of period	$140.3	$89.0	$—	$6.0	$4.6	$3.9
Acquisitions	5.6	70.4	84.4	—	1.0	—
Service costs	2.2	0.9	—	0.3	0.3	0.5
Interest cost	1.7	2.4	1.4	0.1	0.2	0.3
Actuarial (gain) loss	(10.1)	(6.8)	12.1	0.5	—	—
Benefits paid	(0.6)	(0.9)	(0.2)	(0.1)	(0.1)	(0.1)
Settlements	—	—	(8.0)	—	—	—
Foreign currency translation	(4.1)	(14.7)	(0.7)	0.1	—	—
Projected benefit obligation at end of period	$135.0	$140.3	$89.0	$7.0	$6.0	$4.6
Fair value of plan assets at beginning of period	133.3	99.6	—	—	—	—
Acquisitions	3.2	49.9	107.3	—	—	—
Actual return on plan assets	(0.6)	(1.0)	5.4	—	—	—
Benefits paid	(0.6)	(0.1)	(0.2)	—	—	—
Settlements	—	—	(12.1)	—	—	—
Employer contributions	3.3	2.4	—	—	—	—
Foreign currency translation	(3.7)	(17.5)	(0.8)	—	—	—
Fair value of plan assets at end of period	$134.9	$133.3	$99.6	$—	$—	$—
Funded (unfunded) status	$(0.1)	$(7.0)	$10.6	$(7.0)	$(6.0)	$(4.6)
Presented as:
Other non-current assets	$16.5	$12.8	$10.6	$—	$—	$—
Other non-current liabilities	$(16.6)	$(19.8)	$—	$(7.0)	$(6.0)	$(4.0)

*	Includes Omega activity from March 30, 2015 to June 27, 2015.

**	Includes Elan activity from December 18, 2013 to June 28, 2014.

The total accumulated benefit obligation for the defined benefit pension plans was $109.4 million, $136.6 million, and $89.0 million at December 31, 2015, June 27, 2015, and June 28, 2014, respectively.

An unrecognized actuarial loss of $0.4 million, gain of $0.1 million, loss of $0.1 million, and gain of $0.3 million for the other benefits liability for the six months ended December 31, 2015 and fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively, was included in OCI, net of tax.

As of December 31, 2015, June 27, 2015, and June 28, 2014 the unamortized net actuarial loss in AOCI for defined benefit pension and other benefits was $3.2 million, $9.2 million, and $11.9 million, respectively. The total estimated amount to be recognized from AOCI into net periodic cost during the next twelve months is $0.7 million.

Perrigo Company plc - Item 8
Note 15

At December 31, 2015, the total estimated future benefit payments to be paid by the plans for the next five years is approximately $6.9 million for pension benefits and $0.9 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
2016	$1.0	$0.1
2017	1.0	0.2
2018	1.2	0.2
2019	1.7	0.2
2020	2.0	0.2
Thereafter	12.5	2.0

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2015, including the expected future employee service. We expect to contribute $4.5 million to the defined benefit plans within the next year.

Net periodic pension cost consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Six Months Ended	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015 *	June 28, 2014 **	December 31, 2015	June 27, 2015 *	June 28, 2014
Service cost	$2.2	$0.9	$—	$0.3	$0.3	$0.5
Interest cost	1.7	2.4	1.4	0.1	0.2	0.3
Expected return on plan assets	(1.8)	(2.7)	(1.9)	—	—	0.6
Net actuarial loss	0.4	1.0	0.7	—	0.1
Net periodic pension cost	$2.5	$1.6	$0.2	$0.4	$0.6	$1.4

*	Includes Omega activity from March 30, 2015 to June 27, 2015.

**	Includes Elan activity from December 18, 2013 to June 28, 2014.

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation were:

	Pension Benefits			Other Benefits
	Six Months Ended	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015 *	June 28, 2014 **	December 31, 2015	June 27, 2015 *	June 28, 2014
Discount rate	2.22%	2.11%	2.90%	4.25%	4.25%	4.25%
Inflation	2.25%	1.93%	2.00%
Expected return on assets	2.93%	2.85%	2.92%

*	Includes Omega activity from March 30, 2015 to June 27, 2015.

**	Includes Elan activity from December 18, 2013 to June 28, 2014.

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high quality corporate bonds, having regard to the duration of the plan's liabilities.

Perrigo Company plc - Item 8
Note 15

As of December 31, 2015, the expected weighted-average long-term rate of return on assets of 2.9% was calculated based on the assumptions of the following returns for each asset class:

Equities	6.0%
Bonds	0.9%
Absolute return fund	3.5%
Insurance contracts	2.9%
Property	5.0%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

As of December 31, 2015, the current long-term asset allocation ranges of the trusts are as follows:

Equities	10%-20%
Bonds	20%-30%
Property	0%-10%
Absolute return	20%-30%
Insurance contracts	30%-40%

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

The following table sets forth the fair value of the pension plan assets, as of December 31, 2015 (in millions):

	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$15.9	$—	$—	$15.9
Bonds	39.6	—	—	39.6
Property	—	—	0.8	0.8
Insurance contracts	—	—	44.9	44.9
Absolute return fund	33.7	—	—	33.7
Total	$89.2	$—	$45.7	$134.9

Perrigo Company plc - Item 8
Note 15

The following table sets forth the fair value of the pension plan assets, as of June 27, 2015 (in millions):

	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$16.7	$—	$—	$16.7
Bonds	49.7	—	—	49.7
Property	—	—	0.4	0.4
Insurance contracts	—	—	31.5	31.5
Absolute return fund	34.8	—	—	34.8
Other	0.2	—	—	0.2
Total	$101.4	$—	$31.9	$133.3

The following table sets forth the fair value of the pension plan assets, as of June 28, 2014 (in millions):

	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$20.8	$—	$—	$20.8
Bonds	48.3	—	—	48.3
Property	—	—	0.8	0.8
Absolute return fund	29.6	—	—	29.6
Other	0.1	—	—	0.1
Total	$98.8	$—	$0.8	$99.6

For a discussion of the fair value levels and the valuation methodologies used to measure equities, bonds, and the absolute return fund, see Note 6.

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis (in millions):

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015 *	June 28, 2014 **
Level 3 assets held at beginning of year	$31.9	$0.8	$—
Acquisitions	13.1	31.5	0.7
Unrealized gains	0.7	(0.4)	0.1
Level 3 assets held at end of year	$45.7	$31.9	$0.8

*	Includes Omega activity from March 30, 2015 to June 27, 2015.

**	Includes Elan activity from December 18, 2013 to June 28, 2014.

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

Perrigo Company plc - Item 8
Note 15

Deferred Compensation Plans

We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $34.6 million, $32.7 million and $28.0 million at December 31, 2015, June 27, 2015, and June 28, 2014, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $34.5 million, $32.3 million, and $28.1 million at December 31, 2015, June 27, 2015, and June 28, 2014, respectively, was recorded in Other non-current liabilities.

Israeli Post Employment Benefits

Israeli labor laws and agreements require us to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. Our Israeli subsidiaries also provide retirement bonuses to certain managerial employees. We make regular deposits to retirement funds and purchase insurance policies to partially fund these liabilities. The deposited funds may be withdrawn only upon the fulfillment of requirements pursuant to Israeli labor laws. The liability related to these post employment benefits, which is recorded in Other non-current liabilities, was $21.8 million, $21.3 million, and $24.0 million at December 31, 2015, June 27, 2015, and June 28, 2014, respectively. We funded $17.2 million, $17.3 million, and $19.3 million of this amount, which is recorded in Other non-current assets, as of December 31, 2015, June 27, 2015, and June 28, 2014, respectively. Our contributions to the above plans were $0.6 million for the six months ended December 31, 2015, and $1.0 million, $0.4 million, and $0.9 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through the year ended December 31, 2024. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows (in millions):

Due	Amount
2016	$45.8
2017	34.1
2018	31.7
2019	20.2
2020	16.1
Thereafter	21.7

Rent expense under all leases was $26.2 million for the six months ended December 31, 2015, and $39.2 million, $34.5 million, and $27.6 million for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013, respectively.

At December 31, 2015 we had non-cancelable purchase obligations totaling $403.7 million consisting of contractual commitments to purchase materials and services to support operations. The obligations are expected to be paid within one year.

In addition to the discussions below, we have pending certain other legal actions and claims incurred in the normal course of business. We record accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 31, 2015, we have determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. We have accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we may be subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Perrigo Company plc - Item 8
Note 16

Texas Medicaid

In June 2013, we received notices from the Office of the Attorney General for the State of Texas, of civil investigative demands to two of our subsidiaries, Perrigo Pharmaceuticals Company and Paddock Laboratories, LLC ("Paddock"), for information under the Texas Medicaid Fraud Prevention Act relating to the submission of prices to Texas Medicaid in claims for reimbursement for drugs. We accrued $24.0 million prior to settlement. In addition, we recorded a receivable of $7.0 million representing the amount we expected to collect from the previous owners of Paddock. During the six months ended December 31, 2015, we settled the case for $15.0 million and the previous owners of Paddock settled their case with the state of Texas. We therefore removed the accrual and the receivable, which resulted in $2.0 million of income recorded in Other expense, net, during the six months ended December 31, 2015.

Eltroxin

During October and November 2011, nine applications to certify a class action lawsuit were filed in various courts in Israel related to Eltroxin, a prescription thyroid medication manufactured by a third party and distributed in Israel by our subsidiary, Perrigo Israel Agencies Ltd. The respondents included our subsidiaries, Perrigo Israel Pharmaceuticals Ltd. and/or Perrigo Israel Agencies Ltd., the manufacturers of the product, and various healthcare providers who provide healthcare services as part of the compulsory healthcare system in Israel.

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

On June 16, 2015, Perrigo submitted a motion for permission to appeal the decision to certify to the Israeli Supreme Court together with a motion to stay the proceedings of the class action until the motion for permission to appeal is adjudicated. Perrigo has filed its statement of defense to the underlying proceedings and the underlying proceedings have been stayed pending a decision on the motion to appeal.

At this stage, we cannot reasonably predict the outcome or the liability, if any, associated with these claims.

Tysabri® Product Liability Lawsuits

Perrigo and collaborator Biogen are co-defendants in product liability lawsuits arising out of the occurrence of Progressive Multifocal Leukoencephalopathy, a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®. Perrigo and Biogen will each be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. While these lawsuits will be vigorously defended, management cannot predict how these cases will be resolved. Adverse results in one or more of these lawsuits could result in substantial judgments against us.

Perrigo Company plc - Item 8
Note 17

NOTE 17 - COLLABORATION AGREEMENTS AND OTHER CONTRACTUAL ARRANGEMENTS

We actively collaborate with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. These types of agreements are common in the pharmaceutical industry. We may choose to enter into these types of agreements to, among other things, leverage our or others’ scientific research and development expertise or utilize our extensive marketing and distribution resources. Terms of the various collaboration agreements may require us to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on the future sale, if any, of commercial products resulting from the collaboration. Milestone and up-front payments made are generally recorded in research and development expense if the payments relate to drug candidates that have not yet received regulatory approval. Milestone and up-front payments made related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as revenues, and royalties paid are generally reflected as cost of goods sold. We enter into a number of collaboration agreements in the ordinary course of business. Although we do not consider these arrangements to be material, the following is a brief description of notable agreements entered into during the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013. We did not enter into any collaborative arrangements during the six months ended December 31, 2015.

Fiscal Year Ended June 27, 2015

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

Perrigo Company plc - Item 8
Note 17

Fiscal Year Ended June 28, 2014

As a result of the Elan acquisition, we acquired a collaborative arrangement with Transition related to the joint development and commercialization of ELND005 (Scyllo-inositol). During the third quarter of the fiscal year ended June 28, 2014, we announced that we had entered into an agreement with Transition to progress the clinical development of ELND005 in a number of important indications including Alzheimer's disease, bipolar disorder and Down syndrome. As part of the agreement, Transition acquired all of the shares of a wholly owned, indirect Irish subsidiary of Perrigo, which had previously been responsible for carrying out all development activities associated with ELND005. Upon closing on February 28, 2014, Transition is solely responsible for all ongoing development activities and costs associated with ELND005. We are eligible to receive milestone payments ranging from $10.0 million to $15.0 million should ELND005 achieve approval of the ANDA as well as specific worldwide net sales hurdles. If a product were to be commercialized, we would be entitled to receive a royalty of 6.5% of net sales for the life of the product.

Fiscal Year Ended June 29, 2013

    In November 2012, we entered into a joint development agreement with another generic pharmaceutical company pursuant to which we are to provide research and development and future manufacturing services for a generic version of a specified prescription pharmaceutical. We are entitled to receive various milestone payments throughout the development period, which will be recognized in accordance with the milestone method. During the fiscal year ended June 29, 2013, we recognized revenue of $0.8 million upon completion of a milestone under this agreement. We are entitled to receive additional individual milestone payments ranging from $0.5 million to $2.0 million for achieving other specified milestones, including but not limited to completion of bioequivalence studies, FDA acceptance of the ANDA, and FDA approval of the ANDA. If the product is approved, we may receive combined total milestone payments ranging from $3.8 million to $5.5 million depending upon various market conditions at the time of generic market formation. Also in accordance with the agreement, the parties will share in development costs and future profits associated with the manufacture and sale of the generic prescription pharmaceutical product.

Additional future milestone payments and receipts related to agreements not specifically discussed above are not material.

Perrigo Company plc - Item 8
Note 18

NOTE 18 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies, typically in connection with business acquisitions. The following reflects our restructuring activity (in millions):

Balance at June 30, 2012	$1.7
Additional charges	2.9
Payments	(1.7)
Balance at June 29, 2013	2.9
Additional charges	47.0
Payments	(28.7)
Non-cash adjustments	(4.8)
Balance at June 28, 2014	16.4
Additional charges	5.1
Payments	(18.5)
Non-cash adjustments	(1.4)
Balance at June 27, 2015	1.6
Additional charges	26.9
Payments	(6.4)
Non-cash adjustments	(1.4)
Balance at December 31, 2015	$20.7

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges incurred during the six months ended December 31, 2015 were primarily associated with actions we took to streamline our organization as announced on October 22, 2015 and did not materially impact any one reportable segment. The charges during the fiscal year ended June 28, 2014 were due primarily to Elan. There were no other material restructuring programs in any of the periods presented. All charges are recorded in Restructuring expense. All of the remaining liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining liability for lease exit costs will be incurred over the remaining terms of the applicable leases. Asset impairments are non-cash charges recorded when the carrying amount of a discontinued fixed asset exceeds its fair value.

NOTE 19 - SEGMENT AND GEOGRAPHIC INFORMATION

As discussed in Note 1, we have the following reportable segments: Consumer Healthcare, Branded Consumer Healthcare, Prescription Pharmaceuticals, Specialty Sciences, and Other. The accounting policies of each segment are the same as those described in Note 1. The majority of corporate expenses, which generally represent shared services, are charged to operating segments as part of a corporate allocation. Unallocated expenses relate to certain corporate services that are not allocated to the segments.

Perrigo Company plc - Item 8
Note 19

We generated third-party net sales in the following geographic locations(1) during each of the periods presented below (in millions):

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Ireland	$177.8	$344.0	$146.7	$—
U.S.	1,695.1	3,303.6	3,291.6	2,978.1
Europe	720.1	613.6	217.2	164.0
All other countries(2)	176.5	342.7	405.3	397.7
	$2,769.5	$4,603.9	$4,060.8	$3,539.8

(1)    We attribute net sales to countries based on sales location.
(2)    Includes sales generated primarily in Israel, Mexico, Australia, and Canada.

The net book value of property and equipment by location was as follows (in millions):

	December 31, 2015	June 27, 2015	June 28, 2014
Ireland	$1.3	$1.4	$2.0
U.S.	555.0	558.6	530.7
Europe	157.2	153.8	31.7
Israel	115.7	119.8	119.6
All other countries	57.0	98.8	95.9
	$886.2	$932.4	$779.9

Sales to Walmart accounted for 13% of consolidated net sales for the six months ended December 31, 2015 and 15%, 19%, and 19% for the fiscal years ended June 27, 2015, June 28, 2014, and June 29, 2013. Sales to Walmart are reported primarily in our CHC segment.

Perrigo Company plc - Item 8
Note 19

Below is a summary of our results by reporting segment (in millions):

	CHC	BCH (1)	Rx	Specialty Sciences (2)	Other	Unallocated	Total(3)
Six Months Ended December 31, 2015
Net sales	$1,384.7	$627.9	$543.4	$168.4	$45.1	$—	$2,769.5
Operating income (loss) (4)	$209.2	$(155.3)	$195.3	$15.8	$(19.5)	$(151.0)	$94.5
Operating income (loss) %	15.1%	(24.7)%	35.9%	9.4%	(43.3)%	—%	3.4%
Total assets	$4,007.8	$6,324.0	$3,015.5	$5,833.5	$213.1	$—	$19,393.9
Capital expenditures	$45.2	$18.4	$12.8	$—	$1.4	$—	$77.8
Property and equip, net	$586.5	$123.4	$129.0	$—	$47.3	$—	$886.2
Depreciation/amortization	$66.8	$66.5	$43.8	$145.6	$5.3	$—	$328.0

Fiscal Year Ended June 27, 2015
Net sales	$2,750.0	$401.1	$1,001.1	$344.0	$107.7	$—	$4,603.9
Operating income (loss)	$405.6	$26.6	$373.9	$36.3	$26.8	$(121.5)	$747.7
Operating income (loss) %	14.7%	6.6%	37.3%	10.6%	24.9%	—%	16.2%
Total assets	$4,381.6	$6,441.1	$2,667.9	$5,979.0	$251.0	$—	$19,720.6
Capital expenditures	$80.5	$3.6	$42.9	$0.5	$6.4	$3.1	$137.0
Property and equip, net	$600.0	$122.5	$124.1	$—	$85.8	$—	$932.4
Depreciation/amortization	$123.2	$38.3	$85.1	$291.6	$10.6	$—	$548.8

Fiscal Year Ended June 28, 2014
Net sales	$2,849.4	$—	$927.1	$146.7	$137.6	$—	$4,060.8
Operating income (loss)	$413.1	$—	$349.8	$(68.6)	$46.1	$(173.4)	$567.0
Operating income (loss) %	14.5%	—%	37.7%	(46.7)%	33.5%	—%	14.0%
Total assets	$4,931.0	$—	$2,537.2	$6,096.6	$288.0	$—	$13,852.8
Capital expenditures	$128.3	$—	$32.9	$—	$10.4	$—	$171.6
Property and equip, net	$577.3	$—	$104.8	$2.1	$95.7	$—	$779.9
Depreciation/amortization	$106.6	$—	$86.5	$154.4	$11.4	$—	$358.9

Fiscal Year Ended June 29, 2013
Net sales	$2,671.0	$—	$709.5	$—	$159.3	$—	$3,539.8
Operating income (loss)	$401.8	$—	$263.2	$—	$48.9	$(34.7)	$679.1
Operating income (loss) %	15.0%	—%	37.1%	—%	30.7%	—%	19.2%
Total assets	$3,447.5	$—	$1,604.9	$—	$284.5	$—	$5,336.9
Capital expenditures	$97.1	$—	$17.7	$—	$17.3	$—	$132.2
Property and equip, net	$508.0	$—	$80.8	$—	$92.7	$—	$681.4
Depreciation/amortization	$96.1	$—	$54.9	$—	$9.1	$—	$160.2

(1)     BCH includes activity subsequent to March 30, 2015.
(2)    Specialty Sciences includes activity subsequent to December 18, 2013.
(3)     Amounts may not cross-foot due to rounding.

(4)
    The BCH segment operating loss included a $185.1 million impairment charge on indefinite-lived intangible assets purchased in conjunction with the Omega acquisition (See Note 3 for more information). The Other operating loss included a $29.0 million impairment charge related to our India API held for sale assets (See Note 9 for more information).

Perrigo Company plc - Item 8
Note 19

The following is a summary of our net sales by category (in millions):

	Six Months Ended	Fiscal Year Ended
	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
CHC
Cough/Cold/Allergy/Sinus(1)	$259.2	$486.2	$510.1	$500.6
Analgesics(1)	200.3	441.7	504.0	536.0
Gastrointestinal(1)	204.2	395.3	400.1	388.8
Infant nutritionals	200.2	383.9	374.8	350.1
Smoking cessation	159.7	299.4	236.8	193.2
Vitamins, minerals and dietary supplements(1)	110.6	185.6	176.9	158.3
Animal health	62.3	156.9	178.0	123.2
Other CHC(1),(2)	188.2	401.0	468.7	420.9
Total CHC	1,384.7	2,750.0	2,849.4	2,671.1
BCH branded OTC products	627.9	401.1	—	—
Generic prescription drugs	543.4	1,001.1	927.1	709.5
Tysabri® royalties	168.4	344.0	146.7	—
Active pharmaceutical ingredients	45.1	107.7	137.6	159.3
Total net sales	$2,769.5	$4,603.9	$4,060.8	$3,539.8

(1)    Includes sales from our OTC contract manufacturing business.

(2)
Consists primarily of feminine hygiene, diabetes care, dermatological care, diagnostic products, and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the CHC segment.

NOTE 20 - QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of our last ten quarters. The information below has been prepared on a basis consistent with our audited consolidated financial statements (in millions, except per share amounts).

	Three Months Ended
	September 26, 2015 (2)	December 31, 2015 (3)
Net sales	$1,344.7	$1,424.8
Gross profit	$548.8	$559.3
Net income (loss)	$112.6	$(107.0)
Earnings (loss) per share(1):
Basic	$0.77	$(0.74)
Diluted	$0.77	$(0.74)
Weighted average shares outstanding
Basic	146.3	144.9
Diluted	146.9	144.9

(1)    The sum of individual per share amounts may not equal due to rounding.

(2)	Includes Mylan defense-related fees of $15.6 million.

(3)
Includes an intangible asset impairment charge of $185.1 million, Mylan defense-related fees of $71.3 million, an impairment charge on our India API held for sale assets of $29.0 million, restructuring charges of $24.7 million, and an investment impairment charge of $10.7 million.

Perrigo Company plc - Item 8
Note 20

Twleve Months Ended June 27, 2015	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Net sales	$951.5	$1,071.7	$1,049.1	$1,531.6
Gross profit	$321.8	$383.8	$378.8	$628.1
Net income (loss)	$96.3	$70.2	$(94.9)	$56.4
Earnings (loss) per share(1):
Basic	$0.72	$0.52	$(0.67)	$0.39
Diluted	$0.72	$0.51	$(0.67)	$0.38
Weighted average shares outstanding
Basic	133.9	136.3	140.8	146.3
Diluted	134.4	136.8	140.8	146.8

(1)    The sum of individual per share amounts may not equal due to rounding.

(2)
Includes losses on derivatives associated with the Omega acquisition of $64.7 million, Omega transaction expenses of $17.8 million, an R&D payment made in connection with a collaborative agreement of $10.0 million, a $9.6 million loss on extinguishment of debt, partially offset by income from transfer of rights agreement of $12.5 million.

(3)	Includes losses on derivatives associated with the Omega acquisition of $258.2 million and Omega financing fees of $18.6 million.

(4)
Includes acquisition costs of $18.5 million, an initial payment made in connection with an R&D agreement of $18.0 million, an inventory step up related to the Omega acquisition totaling $15.6 million, and $13.4 million of Mylan defense-related fees.

Twelve Months Ended June 28, 2014	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
Net sales	$933.4	$979.0	$1,004.2	$1,144.2
Gross profit	$356.3	$360.7	$315.0	$415.7
Net income (loss)	$111.4	$(86.0)	$48.1	$131.7
Earnings (loss) per share(1):
Basic	$1.18	$(0.87)	$0.36	$0.98
Diluted	$1.18	$(0.87)	$0.36	$0.98
Weighted average shares outstanding
Basic	94.2	98.7	133.7	133.8
Diluted	94.7	98.7	134.3	134.3

(1)	The sum of individual per share amounts may not equal due to rounding.

(2)	Includes Elan transactions costs of $12.0 million.

(3)	Includes loss on extinguishment of debt of $165.8 million, Elan transaction costs of $103.2 million, and restructuring charges totaling $14.9 million.

(4)	Includes restructuring charges totaling $19.5 million.

(5)	Includes a loss contingency of $15.0 million related to Texas Medicaid and restructuring charges totaling $10.5 million.

Perrigo Company plc - Item 8
Note 21

NOTE 21 - TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information (in millions, except per share amounts):

	Six Months Ended
	December 31, 2015	December 27, 2014
		(Unaudited)
Net sales	$2,769.5	$2,023.1
Cost of sales	1,661.4	1,317.6
Gross profit	1,108.1	705.5

Operating expenses
Distribution	47.9	29.2
Research and development	88.2	89.8
Selling	325.9	95.3
Administration	309.1	165.5
Impairment charges	215.6	—
Restructuring	26.9	4.2
Total operating expenses	1,013.6	384.0

Operating income	94.5	321.5

Interest expense, net	89.9	56.7
Other expense, net	26.9	61.9
Loss on extinguishment of debt	0.9	9.6
Income (loss) before income taxes	(23.2)	193.3
Income tax expense (benefit)	(28.8)	26.8
Net income	$5.6	$166.5

Earnings per share
Basic	$0.04	$1.23
Diluted	$0.04	$1.23

Weighted-average shares outstanding
Basic	145.6	135.1
Diluted	146.1	135.6

Dividends declared per share	$0.25	$0.21

NOTE 22 - SUBSEQUENT EVENTS

Matawan Pharmaceuticals, LLC portfolio

On January 22, 2016, we acquired a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), which is a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, for $415.0 million in cash, which was funded primarily by borrowings under our 2014 Revolver and 2015 Revolver. We were the authorized generic distributor of these products from 2005 to 2013. The acquisition complements our Rx portfolio, furthering our "extended topicals" strategy. A preliminary valuation and purchase price allocation will be completed for the acquisition during the first quarter of 2016. We expect the majority of the purchase price to be allocated to the acquired definite-lived intangible assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2015, our management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

(b)Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of its internal control as part of this Form 10-KT. The independent registered public accounting firm of Ernst & Young LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in this Form 10-KT under the captions entitled "Management’s Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

In connection with the evaluation by our management, including our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting pursuant to Rule 13a-15(d) of the Securities Exchange Act of 1934, no changes during the quarter ended December 31, 2015 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Perrigo Company plc - Item 10

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)Directors of Perrigo Company plc.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in April 2016 under the heading "Election of Directors" or will be included in an amendment to this transition report on Form 10-KT.

(b)Executive Officers of Perrigo Company plc.

See Part I, Additional Item of this Form 10-KT.

(c)Audit Committee Financial Expert.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in April 2016 under the heading "Audit Committee" or will be included in an amendment to this transition report on Form 10-KT.

(d)Identification and Composition of the Audit Committee.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in April 2016 under the heading "Audit Committee" or will be included in an amendment to this transition report on Form 10-KT.

(e)Compliance with Section 16(a) of the Exchange Act.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in April 2016 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" or will be included in an amendment to this transition report on Form 10-KT.

(f)Code of Ethics.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in April 2016 under the heading "Corporate Governance" or will be included in an amendment to this transition report on Form 10-KT.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in April 2016 under the headings "Executive Compensation", "Renumeration Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation" or will be included in an amendment to this transition report on Form 10-KT.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in April 2016 under the heading "Ownership of Perrigo Ordinary Shares". Information concerning equity compensation plans is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in April 2016 under the heading "Equity Compensation Plan Information" or will be included in an amendment to this transition report on Form 10-KT.

Perrigo Company plc - Item 13

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in April 2016 under the heading "Certain Relationships and Related-Party Transactions" and "Corporate Governance" or will be included in an amendment to this transition report on Form 10-KT.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in April 2016 under the heading "Ratification, in a Non-Binding Advisory Vote, of the Appointment of Ernst & Young LLP as the Independent Registered Public Accounting Firm of the Company and Authorization, in a Binding Vote, of the Board of Directors, Acting Through the Audit Committee, to fix the Renumeration of the Auditor" or will be included in an amendment to this transition report on Form 10-KT.

Perrigo Company plc - Item 15
Exhibits

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed or incorporated by reference as part of this Form 10-KT:

1.	All financial statements. See Index to Consolidated Financial Statements.

2.	Financial Schedules.
Schedule II – Valuation and Qualifying Accounts.

Schedules other than the one listed are omitted because the required information is included in the footnotes, immaterial or not applicable.

3.    Exhibits:

2.1
Transaction Agreement, dated as of July 28, 2013, among Perrigo Company, Elan Corporation, plc, Perrigo Company plc, Habsont Limited and Leopard Company, incorporated by reference from Annex A to the joint proxy statement/prospectus included in the Company's Registration Statement on Form S-4/A filed on October 8, 2013 (File No. 333-190859).

2.2
Part A of Appendix I to Rule 2.5 Announcement (Conditions to the Implementation of the Scheme and the Acquisition), incorporated by reference from Annex B to the joint proxy statement/prospectus included in the Company's Registration Statement on Form S-4/A filed on October 8, 2013 (File No. 333-190859).

2.3+
Asset Purchase Agreement, dated as of February 5, 2013, by and among Elan Pharma International Limited, Elan Pharmaceuticals, Inc. and Biogen Idec International Holding Ltd, incorporated by reference from Exhibit 4(c)(31) of Elan Corporation, plc’s Annual Report on Form 20-F for the fiscal year ended December 31, 2012 (File No. 001-13896).

2.4
Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V., incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2014 (File No. 001-36353).

2.5
Amendment Agreement dated March 27, 2015 to the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V., incorporated by reference from Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2015 (File No. 001-36353).

2.6
Assignment Letter dated March 17, 2015 regarding the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V., incorporated by reference from Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2015 (File No. 001-36353).

2.7
Closing Letter dated March 17, 2015 regarding the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V., incorporated by reference from Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2015 (File No. 001-36353).

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited), incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed December 19, 2013 (File No. 333-192946).

3.2	Memorandum and Articles of Association of Perrigo Company plc, as amended (filed herewith).

4.1
Indenture dated as of November 8, 2013, among us, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 12, 2013 (File No. 333-190859).

Perrigo Company plc - Item 15
Exhibits

4.2
First Supplemental Indenture, dated December 18, 2013 to the Indenture dated as of November 8, 2013, among us, the guarantors named therein and Wells Fargo Bank, N.A., as Trustee, incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 19, 2013 (File No. 333-190859).

4.3
Registration Rights Agreement, dated as of November 14, 2004, between Perrigo Company and Moshe Arkin, incorporated by reference from Appendix H to Perrigo Company’s Proxy Statement/Prospectus included in Perrigo Company’s Registration Statement on Form S-4 filed on February 11, 2005 (File No. 333-121574).

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

4.6
Base Indenture dated as of December 2, 2014, between Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee, incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 2014 (File No. 001-36353).

4.7
First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee, incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 2, 2014 (File No. 001-36353).

4.8
Form of 3.500% Senior Notes due 2021 (included as Exhibit A-1 to the First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee), incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014 (File No. 001-36353).

4.9
Form of 3.900% Senior Notes due 2024 (included as Exhibit A-2 to the First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee), incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014 (File No. 001-36353).

4.10
Form of 4.900% Senior Notes due 2044 (included as Exhibit A-3 to the First Supplemental Indenture dated as of December 2, 2014, between Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee), incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 2, 2014 (File No. 001-36353).

4.11
Note Purchase Agreement, between Omega Pharma Invest N.V. and the Prudential Insurance Company of America, dated May 19, 2011, in connection with the issuance and sale of EUR 135,043,889 aggregate principal amount of Omega’s 5.1045% senior notes due 2023, incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2015 (File No. 001-36353).

4.12
Prospectus, dated November 27, 2012, in connection with the public offering of Omega Pharma Invest N.V. of EUR 300,000,000 of 5.125% retail bonds due 2017, incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2015 (File No. 001-36353).

4.13
Prospectus, dated April 23, 2012, in connection with the public offering of Omega Pharma Invest N.V. of EUR 180,000,000 of 4.500% retail bonds due 2017 and EUR 120,000,000 of 5.000% retail bonds due 2019, incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2015 (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.1
Senior Unsecured 364-Day Bridge Facility Commitment Letter by and among the Company, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and Barclays Bank PLC dated as of November 6, 2014, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 12, 2014 (File No. 001-36353).

10.2
Senior Unsecured Credit Facilities Commitment Letter by and among the Company, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and Barclays Bank PLC dated as of November 6, 2014, incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 12, 2014 (File No. 001-36353).

10.3
Amendment to the Revolving Credit Agreement (dated September 6, 2013) by and among the Company, Barclays Bank PLC, HSBC Bank USA, N.A., and the other lenders party thereto, dated as of November 19, 2014, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 20, 2014 (File No. 001-36353).

10.4
Amendment to the Term Loan Credit Agreement by and among the Company, Barclays Bank PLC, HSBC Bank USA, N.A., and the other lenders party thereto, dated as of November 19, 2014, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 20, 2014 (File No. 001-36353).

10.5
Revolving Credit Agreement by and among Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, Perrigo Company plc, JP Morgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2014 (File No. 001-36353).

10.6
Term Loan Credit Agreement by and among Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, Perrigo Company plc, JP Morgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 9, 2014 (File No. 001-36353).

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

10.9
Revolving Credit Agreement, dated as of December 9, 2015, by and among the Company, Perrigo Finance Unlimited Company, HSBC Bank USA, N.A., Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., and the other lenders party thereto, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2015 (File No. 001-36353).

10.10*
Annual Incentive Plan, adopted November 4, 2008, incorporated by reference from Perrigo Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on October 1, 2008 (File No. 000-19725).

10.11*
Amendment No. 1 to Annual Incentive Plan, effective as of June 22, 2015, incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on August 13, 2015 (File No. 001-36353).

10.12*
2003 Long-Term Incentive Plan, effective October 29, 2003, as amended, incorporated by reference from the Appendix to Perrigo Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders filed on September 26, 2003 (File No. 000-19725).

10.13*
Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Current Report on Form 8-K filed on November 3, 2005 (File No. 000-19725).

Perrigo Company plc - Item 15
Exhibits

10.14*
2003 Long-Term Incentive Plan, as amended as of February 7, 2007, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007 (File No. 000-19725).

10.15*	2008 Long-Term Incentive Plan, adopted November 4, 2008, incorporated by reference from Exhibit 10(b) to Perrigo Company's Quarterly Report on Form 10-Q filed on February 3, 2009 (File No. 000-19725).

10.16*	2013 Long-Term Incentive Plan, incorporated by reference from Annex J to the Company’s Registration Statement on Form S-4/A filed on October 8, 2013 (File No. 333-190859).

10.17*
Amendment No. 1 to the 2013 Long-Term Incentive Plan, dated as of January 29, 2014, incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014 (File No. 333-190859).

10.18*
Amendment No. 2 to 2013 Long-Term Incentive Plan, effective as of July 9, 2015, incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on August 13, 2015 (File No. 001-36353).

10.19*
Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on October 11, 2007 (File No. 000-19725).

10.20*
Amendment One to the Nonqualified Deferred Compensation Plan, dated December 3, 2009, to the Nonqualified Deferred Compensation Plan, incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on August 14, 2014 (File No. 001-36353).

10.21*
Amendment Two to the Nonqualified Deferred Compensation Plan, dated as of October 10, 2012, to the Nonqualified Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2013 (File No. 000-19725).

10.22*
Amendment Three to the Nonqualified Deferred Compensation Plan, dated as of November 13, 2013, incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014 (File No. 333-190859).

10.23*
Amendment Four to the Nonqualified Deferred Compensation Plan, dated as of January 31, 2014, incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014 (File No. 333-190859).

10.24*
Amendment Five to the Nonqualified Deferred Compensation Plan, dated as of August 17, 2015, incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2015 (File No. 001-36353).

10.25*
Forms of Non-Qualified Stock Option Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.49 to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2009 (File No. 000-19725).

10.26*
Form of Non-Qualified Stock Option Agreement under Perrigo Company's 2003 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 2, 2005 (File No. 000-19725).

10.27*
Forms of Non-Qualified Stock Option Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(c) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 3, 2009 (File No. 000-19725).

10.28*
Form of Long-Term Incentive Award Agreement under Perrigo Company's 2003 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on August 22, 2006 (File No. 000-19725).

10.29*
Form of Long-Term Incentive Award Agreement under Perrigo Company's 2003 Long-Term Incentive Plan, incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2007 (File No. 000-19725).

Perrigo Company plc - Item 15
Exhibits

10.30*
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

10.33*
Forms of Restricted Stock Unit Award Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.52 to Perrigo Company's Annual Report on Form 10-K filed on August 16, 2011 (File No. 000-19725).

10.34*
Forms of Grant Agreement under the Company's 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014 (File No. 333-190859).

10.35*
Forms of Restricted Stock Unit Award Agreement (Service-Based) under the Company’s 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014 (File No. 001-36353).

10.36*
Forms of Service-Based and Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 22, 2015 (File No. 001-36353).

10.37*
Forms of Amendments to Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 26, 2015 (File No. 001-36353).

10.38*
Forms of Service-Based and Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 12, 2015 (File No. 001-36353).

10.39*
Form of Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Participants under the Company's 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2015 (File No. 001-36353).

10.40*
Forms of Amendments to Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 13, 2015 (File No. 001-36353).

10.41*	Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (filed herewith).

10.42*
Employment Agreement, dated as of September 8, 2006, by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K, filed on September 12, 2006 (File No. 000-19725).

10.43*
Amendment No. 1, dated as November 12, 2015, to the Employment Agreement, dated as of September 8, 2006, by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 13, 2015 (File No. 001-36353).

10.44*	Amendment No.2, effective as of October 22, 2015, to the Employment Agreement, dated as of September 8, 2006, by and between Perrigo Company and Joseph C. Papa (filed herewith).

10.45*
Employment Agreement, dated as of November 14, 2004, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(xx) to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2008 (File No. 000-19725).

Perrigo Company plc - Item 15
Exhibits

10.46*
Amendment to Employment Agreement, dated as of March 17, 2005, by and between Perrigo Company, Agis Industries (1983) Ltd. and Sharon Kochan, incorporated by reference from Exhibit 10(yy) to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2008 (File No. 000-19725).

10.47*
Addendum to Employment Agreement between Sharon Kochan, Perrigo Company and Agis Industries (1983) Ltd., dated as of July 16, 2007, by and between Perrigo Company and Sharon Kochan, incorporated by reference from Exhibit 10(zz) to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2008 (File No. 000-19725).

10.48*
Consultancy Agreement, between Omega Pharma Invest N.V. and Mylecke Management, Art & Invest N.V., represented by Marc Coucke, dated November 5, 2014, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2015 (File No. 001-36353).

10.49*
Perrigo Company U.S. Severance Policy, as amended and restated effective November 12, 2015, incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 13, 2015 (File No. 001-36353).

10.50*	Form of Perrigo Company plc Director Indemnity Agreement, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013 (File No. 333-190859).

10.51*	Form of Perrigo Company plc Officer Indemnity Agreement, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013 (File No. 333-190859).

10.52*	Form of Perrigo Company Indemnity Agreement, incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013 (File No. 333-190859).

10.53*
Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Elan Corporation, plc, incorporated by reference from Exhibit 4(a)(8) of Elan Corporation, plc’s Annual Report on Form 20-F for the year ended December 31, 2010) (File No. 001-13896).

10.54*
Perrigo Company plc Change in Control Severance Policy for U.S. Employees, as amended and restated effective November 12, 2015, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 13, 2015 (File No. 001-36353).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Confidential treatment has been requested for portions of this agreement. A completed copy of the agreement, including the redacted portions, has been filed separately with the SEC.

*	Denotes management contract or compensatory plan or arrangement.

Perrigo Company plc - Item 15
Exhibits

(b)	Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this Transition Report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this Transition Report. See Item 15(a)(2) above.

Perrigo Company plc

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY PLC
(in millions)

	Six Months Ended	Fiscal Year Ended
Allowance for doubtful accounts	December 31, 2015	June 27, 2015	June 28, 2014	June 29, 2013
Balance at beginning of period	$2.4	$2.7	$2.1	$2.6
Net bad debt expenses(1)	2.4	0.6	(0.5)	—
Additions/(deductions)(2)	(1.8)	(0.9)	1.1	(0.4)
Balance at end of period	$3.0	$2.4	$2.7	$2.1

(1)	Includes effects of changes in foreign exchange rates.

(2)	Uncollectible accounts written off, net of recoveries. Also includes effects of changes in foreign exchange rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Transition Report on Form 10-KT for the six months ended December 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on February 25, 2016.

PERRIGO COMPANY PLC

By:	/s/ Joseph C. Papa
Joseph C. Papa
Chairman and Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Joseph C. Papa, Judy L. Brown and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Transition Report on Form 10-KT for the six months ended December 31, 2015 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-KT for the six months ended December 31, 2015 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2016.

Signature	Title

/s/ Joseph C. Papa	Chairman and Chief Executive Officer
Joseph C. Papa	(Principal Executive Officer)

/s/ Judy L. Brown	Executive Vice President and Chief Financial Officer
Judy L. Brown	(Principal Accounting and Financial Officer)

/s/ Laurie Brlas	Director
Laurie Brlas

/s/ Gary M. Cohen	Director
Gary M. Cohen

/s/ Marc Coucke	Director
Marc Coucke

/s/ Jacqualyn A. Fouse	Director
Jacqualyn A. Fouse

/s/ Ellen R. Hoffing	Director
Ellen R. Hoffing

/s/ Michael J. Jandernoa	Director
Michael J. Jandernoa

/s/ Gary K. Kunkle, Jr.	Director
Gary K. Kunkle, Jr.

/s/ Herman Morris, Jr.	Director
Herman Morris, Jr.

/s/ Donal O'Connor	Director
Donal O'Connor

/s/ Shlomo Yanai	Director
Shlomo Yanai