Form 10-Q
period 2016-04-02
PERRIGO Co plc
filed 2016-05-16
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of May 6, 2016, there were 143,222,633 ordinary shares outstanding.

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

Please see Item 1A of our Form 10-KT for the transition period from June 28, 2015 to December 31, 2015 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including the timing, amount and cost of share repurchases, future impairment charges, our ability to achieve our guidance, and the ability to execute and achieve the desired benefits of announced initiatives. These and other important factors, including those discussed in our Form 10-KT for the transition period from June 28, 2015 to December 31, 2015 and in this report under "Risk Factors" and in any subsequent filings with the Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

TRADEMARKS, TRADENAMES AND SERVICE MARKS

This report contains trademarks, trade names and service marks that are the property of Perrigo Company plc, as well as, for informational purposes, trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, certain trademarks, trade names, and service marks referred to in this report appear without the ®, ™ and SM symbols, but those references are not intended to indicate that we or the applicable owner, as the case may be, will not assert, to the fullest extent under applicable law, our or their rights to such trademarks, trade names, and service marks.

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
Net sales	$1,383.2	$1,049.1
Cost of sales	860.3	670.3
Gross profit	522.9	378.8

Operating expenses
Distribution	21.8	14.7
Research and development	45.3	35.4
Selling	180.8	48.8
Administration	106.4	79.6
Impairment charges	467.0	—
Restructuring	5.4	1.1
Total operating expenses	826.7	179.6

Operating income (loss)	(303.8)	199.2

Interest expense, net	51.2	43.3
Other expense, net	3.8	258.6
Loss on extinguishment of debt	0.4	—
Loss before income taxes	(359.2)	(102.7)
Income tax benefit	(24.6)	(7.8)
Net loss	$(334.6)	$(94.9)

Loss per share
Basic loss per share	$(2.34)	$(0.67)
Diluted loss per share	$(2.34)	$(0.67)

Weighted-average shares outstanding
Basic	143.2	140.8
Diluted	143.2	140.8

Dividends declared per share	$0.145	$0.125

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
Net loss	$(334.6)	$(94.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	150.9	(27.9)
Change in fair value of derivative financial instruments, net of tax	(5.7)	0.8
Change in fair value of investment securities, net of tax	6.2	1.2
Change in post-retirement and pension liability adjustments, net of tax	0.8	(0.4)
Other comprehensive income (loss), net of tax	152.2	(26.3)
Comprehensive loss	$(182.4)	$(121.2)
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	April 2, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$588.9	$417.8
Accounts receivable, net of allowance for doubtful accounts of $3.4 million, and $3.0 million, respectively	1,184.2	1,193.1
Inventories	868.8	844.4
Prepaid expenses and other current assets	332.6	289.1
Total current assets	2,974.5	2,744.4
Property and equipment, net	896.3	886.2
Goodwill and other indefinite-lived intangible assets	7,033.0	7,281.2
Other intangible assets, net	8,519.1	8,190.5
Non-current deferred income taxes	78.0	54.6
Other non-current assets	225.3	237.0
Total non-current assets	16,751.7	16,649.5
Total assets	$19,726.2	$19,393.9
Liabilities and Shareholders’ Equity
Accounts payable	$559.9	$554.9
Payroll and related taxes	92.2	125.3
Accrued customer programs	331.0	398.0
Accrued liabilities	307.5	308.4
Accrued income taxes	179.4	85.2
Current indebtedness	619.2	1,018.3
Total current liabilities	2,089.2	2,490.1
Long-term debt, less current portion	5,902.7	4,971.6
Non-current deferred income taxes	1,487.0	1,563.7
Other non-current liabilities	400.6	332.4
Total non-current liabilities	7,790.3	6,867.7
Total liabilities	9,879.5	9,357.8
Commitments and contingencies - Note 14
Shareholders’ equity
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,160.8	8,144.6
Accumulated other comprehensive income	136.7	(15.5)
Retained earnings	1,549.8	1,907.6
Total controlling interest	9,847.3	10,036.7
Noncontrolling interest	(0.6)	(0.6)
Total shareholders’ equity	9,846.7	10,036.1
Total liabilities and shareholders' equity	$19,726.2	$19,393.9

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	143.2	143.1

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
Cash Flows From (For) Operating Activities
Net loss	$(334.6)	$(94.9)
Adjustments to derive cash flows
Depreciation and amortization	182.5	127.7
Loss on acquisition-related foreign currency derivatives	—	298.1
Share-based compensation	13.8	7.5
Impairment charges	467.0	—
Loss on extinguishment of debt	0.4	—
Non-cash restructuring charges	5.4	1.1
Deferred income taxes	(138.0)	(46.3)
Other non-cash adjustments	1.6	(0.2)
Subtotal	198.1	293.0
Increase (decrease) in cash due to:
Accounts receivable	23.0	39.4
Inventories	(14.8)	2.1
Accounts payable	0.3	18.0
Payroll and related taxes	(37.4)	(1.0)
Accrued customer programs	(69.7)	(27.8)
Accrued liabilities	(3.4)	(2.5)
Accrued income taxes	99.5	(51.2)
Other	(25.3)	(2.0)
Subtotal	(27.8)	(25.0)
Net cash from (for) operating activities	170.3	268.0
Cash Flows From (For) Investing Activities
Acquisitions of businesses, net of cash acquired	(416.4)	(4.0)
Additions to property and equipment	(34.7)	(31.9)
Settlement of acquisition-related foreign currency derivatives	—	(298.1)
Other investing	(1.0)	—
Net cash from (for) investing activities	(452.1)	(334.0)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,190.3	—
Payments on long-term debt	(14.3)	(13.6)
Borrowings (repayments) of revolving credit agreements and other financing, net	(704.3)	3.4
Deferred financing fees	(1.5)	(3.3)
Issuance of ordinary shares	3.1	1.2
Repurchase of ordinary shares	—	(0.1)
Cash dividends	(20.8)	(17.6)
Other financing	(3.5)	(1.6)
Net cash from (for) financing activities	449.0	(31.6)
Effect of exchange rate changes on cash	3.9	(68.1)
Net increase (decrease) in cash and cash equivalents	171.1	(165.7)
Cash and cash equivalents, beginning of period	417.8	3,596.1
Cash and cash equivalents, end of period	$588.9	$3,430.4

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$11.9	$5.2
Interest received	$0.4	$0.2
Income taxes paid	$34.5	$92.2
Income taxes refunded	$0.2	$1.6

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1
Note 1

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     General Information

The Company

Perrigo Company plc was incorporated under the laws of Ireland on June 28, 2013. We became the successor registrant of Perrigo Company, a Michigan corporation, on December 18, 2013 in connection with the acquisition of Elan Corporation, plc ("Elan"). Unless the context requires otherwise, the terms "Perrigo," the "Company," "we," "our," "us," and similar pronouns used herein refer to Perrigo Company plc, its subsidiaries, and all predecessors of Perrigo Company plc and its subsidiaries. We are a leading global over-the-counter ("OTC") consumer goods and specialty pharmaceutical company, offering patients and customers high quality products at affordable prices. From our beginning in 1887 as a packager of home remedies, we have grown to become the world's largest manufacturer of OTC healthcare products and supplier of infant formulas for the store brand market. We are also a leading provider of generic extended topical prescription products, and we receive royalties from sales of the multiple sclerosis drug Tysabri®. We provide “Quality Affordable Healthcare Products®” across a wide variety of product categories and geographies, primarily in North America, Europe, and Australia, as well as in other markets, including Israel, China, and Latin America.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in our Transition Report on Form 10-KT for the transition period from June 28, 2015 to December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The Condensed Consolidated Financial Statements include our accounts and the accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Our fiscal year previously consisted of a 52- or 53-week year ending on or around June 30 of each year with each quarter ending on the Saturday closest to each calendar quarter end. Beginning on January 1, 2016, we changed our fiscal year to begin on January 1 and end on December 31 of each year. We will continue to cut off our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

During the three months ended April 2, 2016, we identified certain errors in our consolidated financial statements for the transition period of June 28, 2015 to December 31, 2015, primarily related to the accrual estimates associated with product returns and tax related items in our BCH segment. These errors were corrected during the three months ended April 2, 2016 by increasing the consolidated operating loss by $14.5 million, which when combined with tax-related items increased the consolidated net loss by $13.7 million within the Condensed Consolidated Statements of Operations. We concluded that these errors were not material to the consolidated financial statements for the transition period of June 28, 2015 to December 31, 2015 and are not expected to be material to the consolidated financial statements for the year ended December 31, 2016.

Perrigo Company plc - Item 1
Note 1

b.     Recent Accounting Standard Pronouncements

Below are recent accounting standard updates that we are still assessing to determine the effect on our consolidated financial statements. We do not believe that any other recently issued accounting standards could have a material effect on our consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Recently Issued Accounting Standards Not Yet Adopted
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Improvements to Employee Share-Based Payment Accounting
This guidance is intended to simplify several aspects of the accounting for share-based payment award transactions. It will require all income tax effects of awards to be recorded through the income statement when they vest or settle as opposed to certain amounts being recorded in additional paid-in capital. An entity will also have to elect whether to account for forfeitures as they occur or by estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change (as currently required). The guidance will also increase the amount an employer can withhold to cover income taxes on awards. Early adoption is permitted.
		January 1, 2017	We are currently evaluating the implications of adoption on our consolidated financial statements and considering whether to early adopt the standard.
Revenue from Contracts with Customers
The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. This guidance allows for two adoption methods, full retrospective approach or modified retrospective approach. Early adoption is not permitted.
		January 1, 2018	We are currently evaluating the possible adoption methodologies and the implications of adoption on our consolidated financial statements.
Leases
This guidance was issued to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For leases with a term of 12 months or less, lessees are permitted to make an election to not recognize right-of-use assets and lease liabilities. Upon adoption, lessees will apply the new standard as of the beginning of the earliest comparative period presented in the financial statements, however lessees will be able to exclude leases that expire as of the implementation date. Early adoption is permitted.

		January 1, 2019	We are currently evaluating the implications of adoption on our consolidated financial statements and considering whether to early adopt the standard.

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

Perrigo Company plc - Item 1
Note 2

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

Current Year Acquisitions

Tretinoin Product Portfolio

On January 22, 2016, we acquired a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, for $416.4 million in cash ("Tretinoin Products"), which further expanded our extended topicals portfolio. We were the authorized generic distributor of these products from 2005 to 2013. Operating results attributable to the acquisition are included within our Prescription Pharmaceuticals ("Rx") segment. The generic product rights were valued using the multi-period excess earnings method and assigned a 20-year useful life. The non-compete agreements were valued using the lost income method and assigned a five-year useful life. The goodwill acquired is deductible for tax purposes.

Development-Stage Rx Products

In May 2015, we entered into an agreement with a clinical stage biotechnology company for two specialty pharmaceutical products in development ("Development-Stage Rx Products"). We paid $18.0 million for an option to acquire the two products, which was recorded in research and development expense. On March 1, 2016, to further invest in our specialty Rx portfolio, we exercised the option for both products, which requires us to make contingent payments if we obtain regulatory approval and achieve certain sales milestones. We will also be obligated to make certain royalty payments over periods ranging from seven to ten years from the launch of each product.

We accounted for the option exercise as a business acquisition within our Rx segment, recording in-process research and development assets ("IPR&D"), goodwill, and contingent consideration on the balance sheet. The IPR&D was valued using the multi-period excess earnings method and has an indefinite useful life until such time as the research is completed (at which time it becomes a definite-lived intangible asset), or is determined to have no future use (at which time it is impaired). The contingent consideration is an estimate of the future milestone payments and royalties based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The preliminary amount of contingent consideration recognized as of the acquisition date was $29.5 million and is recorded in Other non-current liabilities. The amount is subject to change as the valuation assumptions are refined over the measurement period. Once the purchase accounting has been finalized, the contingent consideration will continue to be updated quarterly to adjust the liability to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact future sales of the products. Any change in the liability after the purchase accounting is finalized will be recorded in Administration expense. The goodwill acquired is deductible for tax purposes.

Purchase Price Allocation of Current Year Acquisitions

The purchase accounting allocation for the acquisitions of the Tretinoin Products and Development-Stage Rx Products is preliminary and is based on the valuation information, estimates, and assumptions available at April 2, 2016. The Tretinoin Products intangible assets and the Development-Stage Rx Products contingent consideration have not yet been finalized as we are still evaluating the valuation assumptions. As we finalize the fair value estimates for these items, additional purchase price adjustments may be recorded during the measurement period to these line items as well as goodwill.

Perrigo Company plc - Item 1
Note 2

The below table indicates the purchase price allocation for the above-mentioned acquisitions as of April 2, 2016 (in millions):

	Tretinoin Products*	Development-Stage Rx Products*
Purchase price paid	$416.4	$—
Contingent consideration	—	29.5
Total purchase consideration	$416.4	$29.5

Assets acquired:
Inventories	$1.4	$—
Goodwill	1.7	0.5
Definite-lived intangibles:
Developed product technology, formulations, and product rights	411.0	—
Non-compete agreements	2.3	—
Indefinite-lived intangibles:
In-process research and development	—	29.0
Total intangible assets	413.3	29.0
Total assets	$416.4	$29.5

*    Opening balance sheet is preliminary

Prior Year Acquisitions

Entocort®

On December 15, 2015, we completed our acquisition of Entocort® (budesonide) capsules, as well as the authorized generic capsules, for sale within the U.S., from AstraZeneca plc for $380.2 million in cash. Entocort® is a gastroenterology medicine for patients with mild to moderate Crohn's disease and the acquisition complemented our Rx portfolio. Operating results attributable to the acquisition are included within our Rx segment. The intangible assets included the branded and authorized generic product rights with useful lives of 10 and 15 years, respectively. The intangible assets were valued with the multi-period excess earnings method.

Naturwohl Pharma GmbH

On September 15, 2015, we completed our acquisition of 100% of Naturwohl Pharma GmbH ("Naturwohl"), a Munich, Germany-based nutritional business known for its leading German dietary supplement brand, Yokebe®. The acquisition built on our Branded Consumer Healthcare ("BCH") segment's leading OTC product portfolio and European commercial infrastructure. The assets were purchased through an all-cash transaction valued at €133.5 million ($150.4 million). Operating results attributable to Naturwohl are included in the BCH segment. The intangible assets acquired included a trademark with a 20-year useful life, customer relationships with a 15-year useful life, non-compete agreements with a three-year useful life, and a licensing agreement with a three-year useful life. We utilized the relief from royalty method for valuing the trademark, the multi-period excess earnings method for valuing the customer relationships, and the lost income method for valuing the non-compete agreements and the licensing agreement. The goodwill acquired is not deductible for tax purposes.

Perrigo Company plc - Item 1
Note 2

ScarAway®

On August 28, 2015, we completed our acquisition of ScarAway®, a leading U.S. OTC scar management brand portfolio comprised of five products, from Enaltus, LLC, for $26.7 million in cash. This acquisition served as our entry into the niche branded OTC business in the U.S. Operating results attributable to ScarAway® are included in the Consumer Healthcare ("CHC") segment. The intangible assets acquired included a trademark with a 25-year useful life, non-compete agreements with a four-year useful life, developed product technology with an eight-year useful life, and customer relationships with a 15-year useful life. We utilized the relief from royalty method for valuing the trademark and developed product technology, the multi-period excess earnings method for valuing the customer relationships, and the lost income method for valuing the non-compete agreements. The goodwill acquired is deductible for tax purposes.

GlaxoSmithKline Consumer Healthcare Product Portfolio

On August 28, 2015, we completed our acquisition of a portfolio of well-established OTC brands from GlaxoSmithKline Consumer Healthcare (“GSK Products”). This acquisition further leveraged our European market share and expanded our product offerings. The assets were purchased through an all-cash transaction valued at €200.0 million ($223.6 million). Operating results attributable to the acquired GSK Products are included primarily in the BCH segment. The intangible assets acquired included trademarks with a 20-year useful life and customer relationships with a 15-year useful life. We utilized the relief from royalty method for valuing the trademarks and the multi-period excess earnings method for valuing the customer relationships. The goodwill acquired is deductible for tax purposes and recorded primarily in the BCH segment.

Gelcaps Exportadora de Mexico, S.A. de C.V.

On May 12, 2015, we completed our acquisition of 100% of Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps"), the Mexican operations of Durham, North Carolina-based Patheon Inc., for $37.9 million in cash. The acquisition added softgel manufacturing technology to our supply chain capabilities and broadened our presence, product portfolio, and customer network in Mexico. Operating results attributable to Gelcaps are included in the CHC segment. The intangible assets acquired included a trademark with a 25-year useful life and customer relationships with a 20-year useful life. We utilized the relief from royalty method for valuing the trademark and the multi-period excess earnings method for valuing the customer relationships.

Based on valuation estimates utilizing the comparative sales method, a step-up in the value of inventory of $0.6 million was recorded in the opening balance sheet, which was charged to cost of goods sold during the three months ended June 27, 2015. In addition, property, plant and equipment were written up by $0.9 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets. The goodwill recorded is not deductible for tax purposes.

Omega Pharma Invest N.V.

On March 30, 2015, we completed our acquisition of Omega Pharma Invest N.V. ("Omega"), a limited liability company incorporated under the laws of Belgium. Omega was a leading European OTC company and is providing us several key benefits, including advancing our growth strategy outside the U.S. by providing access across a larger global platform with critical mass in key European countries, establishing commercial infrastructure in the high barrier-to-entry European OTC marketplace, strengthening our product portfolio while enhancing scale and distribution, and expanding our international management capabilities.

We purchased 95.77% of the issued and outstanding share capital of Omega (685,348,257 shares) from Alychlo N.V. (“Alychlo”) and Holdco I BE N.V. (together with Alychlo, the “Sellers”), limited liability companies incorporated under the laws of Belgium, under the terms of the Share Purchase Agreement dated November 6, 2014 (the "Share Purchase Agreement"). Omega holds the remaining 30,243,983 shares as treasury shares.

Perrigo Company plc - Item 1
Note 2

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

The operating results attributable to Omega are included in the BCH segment. We incurred general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment charges in connection with the Omega acquisition. The amounts recorded were not allocated to a reporting segment. The table below details the acquisition costs, as well as losses on hedging activities associated with the acquisition purchase price, and where they were recorded for the three months ended March 28, 2015 (in millions):

Three months ended
Line item	March 28, 2015
Administration	$2.0
Interest expense, net	18.7
Other expense, net	258.2
Total acquisition-related costs	$278.9

See Note 8 for further details on losses on Omega-related hedging activities shown above in Other expense, net, and Note 10 for details on the loss on extinguishment of debt.

We acquired the following intangible assets: indefinite-lived brands, a definite-lived trade name with an eight-year useful life, definite-lived brands with a 22-year useful life, a distribution network with a 21-year useful life, and developed product technology with useful lives ranging from four to 13 years. We also recorded goodwill, which is not deductible for tax purposes and represents the value we assigned to the expected synergies described above, in our BCH segment. We utilized the multi-period excess earnings method for the indefinite-lived brands, the definite-lived brands, and distribution network. We utilized the relief from royalty method for the developed product technology and definite-lived trade name.

Based on valuation estimates utilizing the comparative sales method, a step-up in the value of inventory of $15.1 million was recorded in the opening balance sheet and was charged to cost of goods sold during the three months ended June 27, 2015. In addition, property, plant and equipment were written up $41.5 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets. Additionally, the fair value of the debt assumed on the date of acquisition exceeded par value by $101.9 million, which was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. For more information on the debt we assumed from Omega and our subsequent payments on the debt, see Note 10.

Perrigo Company plc - Item 1
Note 2

Purchase Price Allocation of Prior Year Acquisitions

The purchase accounting allocations for the Entocort® and GSK Products acquisitions were finalized during the three months ended April 2, 2016. Changes to the allocations were due to adjustments to the intangible asset assumptions. The purchase accounting for all other prior year acquisitions was final as of December 31, 2015. The below table indicates the purchase price allocation for acquisitions completed during the year ended December 31, 2015 (in millions):

	Entocort®	Naturwohl	ScarAway®	GSK Products	Gelcaps	Omega	All Other(1)
Purchase price paid	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$15.3
Contingent consideration	—	—	—	—	—	—	13.9
Total purchase consideration	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$29.2

Assets acquired:
Cash and cash equivalents	$—	$4.6	$—	$—	$4.6	$14.7	$—
Accounts receivable	—	3.3	—	—	7.3	260.1	—
Inventories	0.2	1.5	1.0	—	7.2	202.5	—
Prepaid expenses and other current assets	—	—	—	—	2.1	39.2	—
Property and equipment	—	—	—	—	6.0	130.8	—
Goodwill	—	61.0	3.5	32.6	6.0	1,900.4	—
Definite-lived intangibles:
Distribution and license agreements, supply agreements	—	21.4	—	—	—	—	—
Developed product technology, formulations, and product rights	380.0	—	0.5	—	—	27.2	—
Customer relationships and distribution networks	—	25.9	9.8	61.5	6.6	1,056.3	—
Trademarks, trade names, and brands	—	64.2	11.4	129.5	—	287.5	—
Non-compete agreements	—	0.3	0.5	—	—	—	—
Indefinite-lived intangibles:
Trademarks, trade names, and brands	—	—	—	—	4.4	2,003.8	—
In-process research and development	—	—	—	—	—	—	29.2
Total intangible assets	380.0	111.8	22.2	191.0	11.0	3,374.8	29.2
Other non-current assets	—	—	—	—	0.4	2.4	—
Total assets	380.2	182.2	26.7	223.6	44.6	5,924.9	29.2
Liabilities assumed:
Accounts payable	—	2.8	—	—	3.3	243.1	—
Short-term debt	—	—	—	—	—	24.6	—
Accrued liabilities	—	1.6	—	—	1.6	43.9	—
Payroll and related taxes	—	—	—	—	—	51.3	—
Accrued customer programs	—	—	—	—	—	39.8	—
Long-term debt	—	—	—	—	—	1,471.0	—
Net deferred income tax liabilities	—	27.4	—	—	1.4	1,014.5	—
Other non-current liabilities	—	—	—	—	0.4	53.5	—
Total liabilities	—	31.8	—	—	6.7	2,941.7	—
Net assets acquired	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$29.2

(1)	Consists of eight product acquisitions in our CHC, BCH and Rx segments.

Perrigo Company plc - Item 1
Note 2

Actual and Unaudited Pro Forma Impact of Acquisitions

Our Condensed Consolidated Financial Statements include operating results from the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega, Gelcaps, and two small product acquisitions (included in "All Other" in the above table) from the date of each acquisition through April 2, 2016. Net sales and operating income attributable to the Tretinoin Products acquisition included in our financial statements for the three months ended April 2, 2016 totaled $15.9 million and $11.4 million, respectively.

The following unaudited pro forma information gives effect to the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega, Gelcaps, and two small product acquisitions, as if the acquisitions had occurred on the first day of the three months ended March 28, 2015 and had been included in our Results of Operations for all periods presented thereafter (in millions):

	Three Months Ended
(Unaudited)	April 2, 2016	March 28, 2015
Net sales	$1,386.5	$1,377.3
Net loss	$(333.1)	$(75.4)

The historical consolidated financial information of Perrigo, and the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega, Gelcaps, and two small product acquisitions, has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on combined results. In order to reflect the occurrence of the acquisitions on the first day of the three months ended March 28, 2015 as required, the unaudited pro forma results include adjustments to reflect the incremental amortization expense to be incurred based on the current values of each acquisition's identifiable intangible and tangible assets, along with the reclassification of acquisition-related costs from the three months ended April 2, 2016 to the three months ended March 28, 2015. The unaudited pro forma results do not reflect future events that have occurred or may occur after the acquisitions.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

Reporting Segments:	December 31, 2015	Business acquisitions	Impairments	Changes in assets held for sale	Currency translation adjustment	April 2, 2016
CHC	$1,890.0	$—	$—	$4.8	$(1.3)	$1,893.5
BCH	1,980.5	—	(193.6)	—	100.7	1,887.6
Rx	1,222.2	2.2	—	—	(2.7)	1,221.7
Specialty Sciences	200.7	—	—	—	—	200.7
Other	71.5	—	—	3.7	2.5	77.7
Total goodwill	$5,364.9	$2.2	$(193.6)	$8.5	$99.2	$5,281.2

In connection with the preparation of our financial statements for the three month period ended April 2, 2016, we identified indicators of goodwill impairment in our BCH - rest of world (“BCH - ROW”) reporting unit, which comprises primarily of operations attributable to the Omega acquisition in all geographic regions except for Belgium. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long range revenue growth forecast. In step one of the goodwill impairment testing, the fair value of the BCH - ROW reporting unit did not exceed its carrying value. The fair value of the reporting unit was determined using a discounted cash flow technique. The main assumptions supporting the cash flow projections assume revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the reporting unit's growth plans.

The second step of the test requires that we determine the fair value of the BCH - ROW reporting unit’s goodwill, which involves determining the value of the reporting unit’s assets and liabilities. Based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an estimated impairment charge of $193.6 million in Impairment charges on the Condensed Consolidated Statements of Operations for the three months ended April 2, 2016. The change in fair value from previous estimates was due primarily to the changes in the current market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio. We expect to finalize the fair value calculation during the second quarter of 2016, which could result in an adjustment to the estimated impairment charge. As of April 2, 2016, the implied fair value of the impaired goodwill is $1.8 billion.

While no impairment charges were recorded as a result of the goodwill impairment testing for the transition period of June 28, 2015 to December 31, 2015, our Specialty Sciences reporting unit's fair value exceeded the carrying value by less than 10%. Management evaluated the primary source of cash flow in this segment, the Tysabri® royalty stream, based on a combination of factors including independent external research, information provided from our royalty partner, and internal estimates. Based on this information, management’s assessment of future cash flow from this royalty stream has been reduced primarily due to anticipated new competitors entering the market and unfavorable currency exchange effects. Future performance different from the assumptions utilized in our quantitative analysis may further reduce the fair value of the reporting unit, which may result in the fair value no longer exceeding the carrying value. In February 2016, a competitor's pipeline product, Roche's Ocrelizumab, received “Breakthrough Therapy Designation in Primary Progressive Multiple Sclerosis” from the FDA and could potentially be approved in 2017. The product would compete with Tysabri® and could have a significant impact on the royalty we receive. We will continue to monitor the progress of the potential competing product and assess the reporting unit for potential impairment should impairment indicators arise and at least annually as applicable.

Perrigo Company plc - Item 1
Note 3

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	April 2, 2016		December 31, 2015
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$6,054.8	$749.8	$6,053.4	$667.2
Developed product technology, formulations, and product rights	1,795.7	462.3	1,383.5	426.0
Customer relationships and distribution networks	1,573.2	229.0	1,520.7	193.0
Trademarks, trade names, and brands	563.6	31.2	539.4	22.8
Non-compete agreements	17.6	13.5	15.2	12.7
Total definite-lived intangibles	$10,004.9	$1,485.8	$9,512.2	$1,321.7
Indefinite-lived intangibles:
Trademarks, trade names, and brands*	$1,682.3	$—	$1,868.1	$—
In-process research and development	69.5	—	48.2	—
Total indefinite-lived intangibles	1,751.8	—	1,916.3	—
Total other intangible assets	$11,756.7	$1,485.8	$11,428.5	$1,321.7

*    Includes impairment charges of $273.4 million and $185.1 million at April 2, 2016 and December 31, 2015, respectively, as described further below.

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

We recorded amortization expense of $158.0 million and $107.8 million for the three months ended April 2, 2016 and March 28, 2015, respectively. The increase in amortization expense was due primarily to the incremental amortization expense incurred on the definite-lived intangible assets acquired from Omega.

During our impairment testing for the transition period of June 28, 2015 to December 31, 2015, we identified an impairment of certain indefinite-lived intangible assets purchased in conjunction with the Omega acquisition based on management’s expectations of the prospects for future revenues, profits, and cash flows associated with these assets. The assessment resulted in an impairment charge of $185.1 million within our BCH segment, which represented the difference between the carrying amount of the intangible assets and their estimated fair value. See our Transition Report on Form 10-KT filed on February 25, 2016 for a further discussion of this impairment charge.

In connection with the preparation of our financial statements for the three month period ended April 2, 2016, we identified indicators of impairment associated with certain indefinite-lived intangible assets acquired in conjunction with the Omega acquisition. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long range revenue growth forecast. The assessment utilized the excess earnings method to determine fair value and resulted in an impairment charge of $273.4 million in Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment, which represented the difference between the carrying amount of the intangible assets and their estimated fair value. The change in fair value from previous estimates was due primarily to the changes in the current market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio. The main assumptions supporting the fair value of these assets and cash flow projections assume revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the BCH segment distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the segment's growth plans.

Perrigo Company plc - Item 1
Note 3

The carrying value for certain intangible assets and goodwill equals fair value, as such, any further deterioration in those assets' fair value would lead to a further impairment charge. Future performance different from the assumptions utilized in our quantitative analyses may result in additional changes in the fair value. We will continue to monitor and assess these assets for potential impairment should further impairment indicators arise, as applicable, and at least annually during our fourth quarter annual impairment testing.

In addition, due to the reprioritization of certain brands in the BCH segment and change in performance expectations for our impaired lifestyle brands previously recorded as indefinite-lived assets, we reclassified the remaining asset balance of $364.5 million to definite-lived assets with a useful life of 20 years as of April 3, 2016.
NOTE 4 - ACCOUNTS RECEIVABLE FACTORING

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored and excluded from accounts receivable was $110.0 million and $106.7 million at April 2, 2016 and December 31, 2015, respectively.

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	April 2, 2016	December 31, 2015
Finished goods	$506.1	$483.4
Work in process	144.6	151.4
Raw materials	218.1	209.6
Total inventories	$868.8	$844.4
NOTE 6 – FAIR VALUE MEASUREMENTS

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

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are not observable.

The following tables summarize the valuation of our financial instruments carried at fair value by the above pricing categories (in millions):

		Fair Value
	Fair Value Hierarchy	April 2, 2016	December 31, 2015
Measured at fair value on a recurring basis:
Assets:
Investment securities	Level 1	$38.6	$14.9

Foreign currency forward contracts	Level 2	$9.4	$4.8
Funds associated with Israeli post-employment benefits	Level 2	17.6	17.2
Total level 2 assets		$27.0	$22.0

Liabilities:
Interest rate swap agreements	Level 2	$—	$0.3
Foreign currency forward contracts	Level 2	3.4	3.9
Total level 2 liabilities		$3.4	$4.2

Contingent consideration	Level 3	$48.0	$17.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill*	Level 3	$1,761.6	$—
Indefinite-lived intangible assets	Level 3	1,082.0	1,031.8
Assets held for sale, net	Level 3	—	37.5
Total level 3 assets		$2,843.6	$1,069.3

*    Goodwill with a carrying amount of $1,955.2 million was written down to its implied fair value of $1,761.6 million, resulting in an impairment charge of $193.6 million, which was included in Impairment charges on the Condensed Consolidated Statements of Operations for the three months ended April 2, 2016.

Perrigo Company plc - Item 1
Note 6

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
Contingent Consideration
Beginning balance:	$17.9	$12.4
Net realized losses	0.3	—
Purchases or additions	29.5	—
Foreign currency effect	0.3	—
Ending balance:	$48.0	$12.4

Net realized losses in the table above were recorded in Administrative expense. There were no transfers between Level 1, 2, and 3 during the three months ended April 2, 2016 and March 28, 2015. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 7 for information on our investment securities. See Note 8 for a discussion of derivatives.

Israeli post-employment benefits represent amounts we have deposited in funds managed by financial institutions designated by management to cover post-employment benefits for our Israeli employees as required by Israeli law. The funds are recorded in Other non-current assets and values are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves, that are observable at commonly quoted intervals.

Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product.

As of April 2, 2016 and December 31, 2015, our fixed rate long-term debt consisted of public bonds, a private placement note, and retail bonds. As of April 2, 2016, the public bonds and private placement note had a carrying value and fair value of $5.1 billion, based on quoted market prices (Level 1). As of December 31, 2015, the public bonds and private placement note had a carrying value of $3.9 billion and fair value of $3.8 billion, based on quoted market prices (Level 1). As of April 2, 2016, our retail bonds had a carrying value of $837.1 million (excluding a premium of $76.5 million) and a fair value of $905.5 million. As of December 31, 2015, our retail bonds had a carrying value of $798.3 million (excluding a premium of $82.5 million) and a fair value of $859.8 million. The fair value for both periods was based on interest rates offered for borrowings of a similar nature and remaining maturities (Level 2).

Certain assets are required to be recorded at fair value on a non-recurring basis even when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates. See Note 3 for a more detailed discussion of the impaired goodwill and indefinite-lived intangible assets and the valuation methods used. Note 9 for information on our assets and liabilities held for sale.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value.

Perrigo Company plc - Item 1
Note 7

NOTE 7 – INVESTMENTS

Available for Sale Securities

Our available for sale securities are reported in Prepaid expenses and other current assets. Unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	April 2, 2016	December 31, 2015
Equity securities, at cost less impairments	$21.9	$6.4
Gross unrealized gains	19.2	9.3
Gross unrealized losses	(2.5)	(0.8)
Estimated fair value of equity securities	$38.6	$14.9

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. The equity securities in a gross unrealized loss position at April 2, 2016 were in that position for less than 12 months. We have evaluated the near-term prospects of the equity securities in relation to the severity and duration of the unrealized impairments, and based on that evaluation, we have the ability and intent to hold the investments until a recovery of fair value.

Cost Method Investments

Our cost method investments totaled $7.1 million and $6.9 million at April 2, 2016 and December 31, 2015, respectively, and are included in Other non-current assets.

Equity Method Investments

Our equity method investments totaled $28.7 million and $45.5 million at April 2, 2016 and December 31, 2015, respectively, and are included in Other non-current assets. We recorded net losses of $2.4 million and $0.3 million during the three months ended April 2, 2016 and March 28, 2015, respectively, for our proportionate share of the equity method investment earnings or losses. The losses were recorded in Other expense, net.

During the three months ended April 2, 2016, one of our equity method investments became publicly traded. As a result, we transferred the $15.5 million investment to available for sale and recorded an $8.7 million unrealized gain, net of tax, in OCI, as reflected in the table above.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Perrigo Company plc - Item 1
Note 8

largely by gains and losses on the original underlying asset or liability. We do not use derivative financial instruments for speculative purposes.

All of our designated derivatives were classified as cash flow hedges as of April 2, 2016 and December 31, 2015. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings and recorded in Other expense, net. All of our designated derivatives are assessed for hedge effectiveness quarterly.

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

During the six months ended December 31, 2015, we entered into a forward interest rate swap to hedge against changes in the benchmark interest rate between the date the interest rate swap was entered into and the date of expected future debt issuance. The interest rate swap was designated as a cash flow hedge and had a notional amount totaling $200.0 million. The interest rate swap was settled upon the issuance of an aggregate $1.2 billion principal amount on March 7, 2016 for a cumulative after-tax loss of $7.0 million in OCI during the three months ended April 2, 2016.

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

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 15 months. The total notional amount for these contracts was $611.4 million and $755.5 million as of April 2, 2016 and December 31, 2015, respectively.

In order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price of Omega, we entered into non-designated forward contracts that matured during the three months ended March 28, 2015. We recorded losses of $259.8 million during the three months ended March 28, 2015 related to the settlement of the forward contracts in Other expense, net. The losses on the derivatives due to changes in the euro-to-U.S. dollar exchange rates were economically offset at closing in the final settlement of the euro-denominated Omega purchase price. Because these derivatives were economically hedging a future acquisition, the cash outflow associated with their settlement is shown as an investing activity on the Consolidated Statements of Cash Flows.

Perrigo Company plc - Item 1
Note 8

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects and are presented in millions.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		April 2, 2016	December 31, 2015
Designated derivatives:
Foreign currency forward contracts	Other current assets	$4.5	$3.8
Total designated derivatives		$4.5	$3.8
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$4.9	$1.0
Total non-designated derivatives		$4.9	$1.0

	Liability Derivatives
	Balance Sheet Location	Fair Value
		April 2, 2016	December 31, 2015
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.7	$2.0
Interest rate swap agreements	Other non-current liabilities	—	0.3
Total designated derivatives		$1.7	$2.3
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.7	$1.9
Total non-designated derivatives		$1.7	$1.9

The gains (losses) recognized in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended
Designated Cash Flow Hedges	April 2, 2016	March 28, 2015
Interest rate swap agreements	$(9.0)	$2.0
Foreign currency forward contracts	1.6	(3.8)
	$(7.4)	$(1.8)

Perrigo Company plc - Item 1
Note 8

The gains (losses) reclassified from Accumulated Other Comprehensive Income ("AOCI") into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
		Three Months Ended
Designated Cash Flow Hedges	Income Statement Location	April 2, 2016	March 28, 2015
Interest rate swap agreements	Interest expense, net	$(0.5)	$0.8
Foreign currency forward contracts	Net sales	0.6	(0.1)
	Cost of sales	0.3	(2.8)
	Interest expense, net	(0.4)	—
	Other expense, net	0.1	(0.4)
		$0.1	$(2.5)

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized in Income (Ineffective Portion)
		Three Months Ended
Designated Cash Flow Hedges	Income Statement Location	April 2, 2016	March 28, 2015
Interest rate swap agreements	Other expense, net	$(0.1)	$—
Foreign currency forward contracts	Net sales	(0.1)	—
	Cost of sales	0.1	(0.1)
Total		$(0.1)	$(0.1)

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
		Three Months Ended
Non-Designated Derivatives	Income Statement Location	April 2, 2016	March 28, 2015
Foreign currency forward contracts	Other expense, net	$(6.9)	$(255.7)
	Interest expense, net	0.1	(2.5)
Total		$(6.8)	$(258.2)

Perrigo Company plc - Item 1
Note 9

NOTE 9 – ASSETS HELD FOR SALE

During the six months ended December 31, 2015, management committed to a plan to sell our U.S. Vitamins, Minerals, and Supplements ("VMS") and India Active Pharmaceutical Ingredients ("API") businesses. When a group of assets is classified as held for sale, the book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. At December 31, 2015, we determined that the carrying value of the India API business exceeded the fair value less cost to sell, resulting in an impairment charge of $29.0 million.

Assets and liabilities associated with the U.S. VMS and India API held for sale businesses were classified as held for sale at April 2, 2016 and December 31, 2015. The assets held for sale were reported within Prepaid expenses and other current assets and liabilities held for sale were reported in Accrued liabilities. The amounts consisted of the following (in millions):

	April 2, 2016		December 31, 2015
	CHC	Other	CHC	Other
Assets held for sale
Current assets	$56.8	$8.7	$55.1	$13.6
Goodwill	8.2	10.9	13.0	14.5
Property, plant and equipment	18.9	33.7	18.8	37.4
Other assets	0.9	3.1	—	3.2
Less: impairment reserves	—	(28.2)	—	(29.0)
Total assets held for sale	$84.8	$28.2	$86.9	$39.7
Liabilities held for sale
Current liabilities	$28.5	$2.8	$30.5	$0.5
Other liabilities	—	1.8	—	1.7
Total liabilities held for sale	$28.5	$4.6	$30.5	$2.2

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

				April 2, 2016	December 31, 2015
Revolving credit agreements
	2015 Revolver			$—	$380.0
	2014 Revolver			—	300.0
	Total revolving credit agreements			—	680.0
Term loans
*	2014 Term loan due December 5, 2019			498.3	488.8
Notes and Bonds
	Coupon	Due
	1.300%	November 8, 2016	(2)	500.0	500.0
*	4.500%	May 23, 2017	(3)	205.0	195.5
*	5.125%	December 12, 2017	(3)	341.7	325.8
	2.300%	November 8, 2018	(2)	600.0	600.0
*	5.000%	May 23, 2019	(3)	136.7	130.3
	3.500%	March 15, 2021	(4)	500.0	—
	3.500%	December 15, 2021	(1)	500.0	500.0
*	5.105%	July 19, 2023	(3)	153.7	146.7
	4.000%	November 15, 2023	(2)	800.0	800.0
	3.900%	December 15, 2024	(1)	700.0	700.0
	4.375%	March 15, 2026	(4)	700.0	—
	5.300%	November 15, 2043	(2)	400.0	400.0
	4.900%	December 15, 2044	(1)	400.0	400.0
	Total notes and bonds			5,937.1	4,698.3
Other financing				65.6	86.0
Unamortized premium (discount), net				58.0	73.4
Deferred financing fees				(37.1)	(36.6)
Total borrowings outstanding				6,521.9	5,989.9
	Current indebtedness			(619.2)	(1,018.3)
Total long-term debt less current portion				$5,902.7	$4,971.6

(1)	Discussed below collectively as the "2014 Notes."

(2)	Discussed below collectively as the "2013 Notes."

(3)	Debt assumed from Omega.

(4)	Discussed below collectively as the "2016 Notes."

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We were in compliance with all covenants under our various debt agreements as of April 2, 2016 and December 31, 2015.

Revolving Credit Agreements

On December 9, 2015, our 100% owned finance subsidiary, Perrigo Finance Unlimited Company (formerly Perrigo Finance plc) ("Perrigo Finance"), entered into a $750.0 million revolving credit agreement (the "2015 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below under "2016 Notes" to repay the $750.0 million then outstanding under the 2015 Revolver and terminated the facility.

Perrigo Company plc - Item 1
Note 10

On March 30, 2015, we assumed a revolving credit facility with €500.0 million ($544.5 million) outstanding from Omega. On April 8, 2015, the €500.0 million ($539.1 million) outstanding under the assumed revolving credit facility was repaid and the facility was terminated.

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which we increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below under "2016 Notes" to repay the $435.0 million then outstanding under the 2014 Revolver. There were no borrowings outstanding under the 2014 Revolver as of April 2, 2016.

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019. During the three months ended April 2, 2016, we made a $14.3 million scheduled principal payment on the euro-denominated term loan.

Notes and Bonds

2016 Notes

On March 7, 2016, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 and $700.0 million in aggregate principal amount of 4.375% senior notes due 2026 (together, the "2016 Notes") and received net proceeds of $1.2 billion after fees and market discount. Interest on the 2016 Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2016. The 2016 Notes are governed by a base indenture and a second supplemental indenture (collectively, the "2016 Indenture"). The 2016 Notes are fully and unconditionally guaranteed on a senior basis by Perrigo, and no other subsidiary of Perrigo guarantees the 2016 Notes. The proceeds were used to repay amounts borrowed under the 2015 Revolver and the 2014 Revolver, as mentioned above. There are no restrictions under the 2016 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2016 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2016 Indenture.

Notes and Bonds Assumed from Omega

In connection with the Omega acquisition, on March 30, 2015, we assumed:

•	$20.0 million in aggregate principal amount of 6.19% senior notes due 2016, which was repaid on May 29, 2015 in full;

•	€135.0 million ($147.0 million) in aggregate principal amount of 5.1045% senior notes due 2023 (the "2023 Notes");

•
€300.0 million ($326.7 million) in aggregate principal amount of 5.125% retail bonds due 2017; €180.0 million ($196.0 million) in aggregate principal amount of 4.500% retail bonds due 2017; and €120.0 million ($130.7 million) in aggregate principal amount of 5.000% retail bonds due 2019 (collectively, the "Retail Bonds").

The fair value of the 2023 Notes and Retail Bonds exceeded par value by €93.6 million ($101.9 million) on the date of the Omega acquisition. As a result, a fair value adjustment was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. The adjustment does not affect cash interest payments.

2014 Notes

On December 2, 2014, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 (the "2021 Notes”), $700.0 million in aggregate principal amount of 3.900% senior notes due 2024 (the “2024 Notes”), and $400.0 million in aggregate principal amount of 4.900% senior notes due 2044 (the “2044 Notes” and, together with the 2021 Notes and the 2024 Notes, the “2014 Notes”) and received net proceeds of $1.6 billion after fees and market discount. Interest on the 2014 Notes is payable semiannually in arrears in June and December of each year, beginning in June 2015. The 2014 Notes are governed by a base indenture and a first

Perrigo Company plc - Item 1
Note 10

supplemental indenture (collectively, the "2014 Indenture"). The 2014 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo, and no other subsidiary of Perrigo guarantees the 2014 Notes. There are no restrictions under the 2014 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2014 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2014 Indenture.

2013 Notes

On November 8, 2013, Perrigo Company issued $500.0 million aggregate principal amount of its 1.300% senior notes due 2016 (the "1.300% 2016 Notes"), $600.0 million aggregate principal amount of its 2.300% senior notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.000% senior notes due 2023 (the "4.000% 2023 Notes") and $400.0 million aggregate principal amount of its 5.300% senior notes due 2043 (the "2043 Notes" and, together with the 1.300% 2016 Notes, the 2018 Notes and the 4.000% 2023 Notes, the "2013 Notes") in a private placement with registration rights. We received net proceeds of $2.3 billion from the issuance of the 2013 Notes after fees and market discount.

Interest on the 2013 Notes is payable semiannually in arrears in May and November of each year, beginning in May 2014. The 2013 Notes are governed by a base indenture and a first supplemental indenture (collectively, the "2013 Indenture"). The 2013 Notes are our unsecured and unsubordinated obligations, ranking equally in right of payment to all of our existing and future unsecured and unsubordinated indebtedness. The 2013 Notes are not entitled to mandatory redemption or sinking fund payments. We may redeem the 2013 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2013 Indenture. The 2013 Notes were guaranteed on an unsubordinated, unsecured basis by the same entities that guaranteed our then-outstanding credit agreement until November 21, 2014, at which time the 2013 Indenture was amended to remove all guarantors.

Other Financing

Overdraft Facilities

On March 30, 2015, we assumed and repaid certain overdraft facilities totaling €51.4 million ($56.0 million) with the Omega acquisition. Our BCH segment continues to utilize the overdraft facilities to meet its short-term liquidity needs, and its balances fluctuate on a day-to-day basis. Borrowings make up the majority of the "Other financing" section in the table above. The balance outstanding under the facilities was $60.4 million and $82.9 million at April 2, 2016 and December 31, 2015, respectively.

Perrigo Company plc - Item 1
Note 11

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
Numerator:
Net loss	$(334.6)	$(94.9)

Denominator:
Weighted average shares outstanding for basic EPS	143.2	140.8
Dilutive effect of share-based awards*	—	—
Weighted average shares outstanding for diluted EPS	143.2	140.8

Anti-dilutive share-based awards excluded from computation of diluted EPS	0.3	0.7

* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Shares

We issued 79,000 and 35,000 shares related to the exercise and vesting of share-based compensation during the three months ended April 2, 2016 and March 28, 2015, respectively.

Share Repurchases

In October 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion, of which $1.5 billion is still available to be repurchased through December 31, 2018. We did not repurchase any shares under the share repurchase plan during the three months ended April 2, 2016.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2015	$(4.4)	$(14.2)	$6.3	$(3.2)	$(15.5)
OCI before reclassifications	150.9	(5.8)	6.2	0.8	152.1
Amounts reclassified from AOCI	—	0.1	—	—	0.1
Other comprehensive income (loss)	150.9	(5.7)	6.2	0.8	152.2
Balance at April 2, 2016	$146.5	$(19.9)	$12.5	$(2.4)	$136.7

Perrigo Company plc - Item 1
Note 13

NOTE 13 – INCOME TAXES

The effective tax rate for the three months ended April 2, 2016 was a benefit of 6.8% on a net loss reported in the period due mainly to the impact of the intangible asset and goodwill impairments described in Note 3. The effective tax rate for the three months ended March 28, 2015 was a benefit of 7.6% on a net loss reported in the period.

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

Israel passed legislation in January 2016, effective immediately, reducing the tax rate from 26.5% to 25%. The impact on our effective tax rate was minimal.

The total liability for uncertain tax positions was $340.2 million and $334.7 million as of April 2, 2016 and December 31, 2015, respectively, before considering the federal tax benefit of certain state and local items.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $51.8 million and $52.1 million as of April 2, 2016 and December 31, 2015, respectively.

We file income tax returns in numerous jurisdictions and are therefore subject to audits by tax authorities. Our primary income tax jurisdictions are Ireland, the U.S., Israel, Belgium, France, and the U.K.

Although we believe that the tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit and any related litigation could be materially different from estimates or from historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

The IRS audit of our fiscal years ended June 27, 2009 and June 26, 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million, inclusive of interest in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same audit of fiscal years ended June 27, 2009 and June 26, 2010. The statutory notice asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the notice of deficiency. In January 2015, we paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court, and in June 2015, we filed a request for a refund. The IRS denied our request for a refund. We anticipate filing a complaint in federal district court claiming a refund for these amounts in the first quarter of 2017. The payment was recorded during the three months ended March 28, 2015 as a deferred charge on the balance sheet given our anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on our consolidated financial statements in future periods.

We have ongoing audits in multiple jurisdictions for which tax returns are not yet settled. These jurisdictions include, but are not limited to, the United States and Belgium. The IRS is auditing our fiscal years ended June 25, 2011 and June 30, 2012, and may make adjustments consistent with their claims for the 2009 - 2010 audit period. During the three months ended April 2, 2016, the Belgium Tax Authority notified us that all Belgium locations will be audited for the years ending December 31, 2013 and December 31, 2014. At this time, we cannot predict the outcome of any audit or related litigation.

Perrigo Company plc - Item 1
Note 14

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In addition to the discussions below, we have pending certain other legal actions and claims incurred in the normal course of business. We record accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of April 2, 2016, we have determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. We have accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further development. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

On June 16, 2015, Perrigo submitted a motion for permission to appeal the decision to certify to the Israeli Supreme Court together with a motion to stay the proceedings of the class action until the motion for permission to appeal is adjudicated. Perrigo has filed its statement of defense to the underlying proceedings and the underlying proceedings have been stayed pending a decision on the motion to appeal. The hearing on Perrigo’s motion to appeal the decision to certify the class action is scheduled for July 11, 2016. At this stage, we cannot reasonably predict the outcome or the liability, if any, associated with these claims.

Tysabri® Product Liability Lawsuits

Perrigo and collaborator Biogen Idec Inc. ("Biogen") are co-defendants in product liability lawsuits arising out of the occurrence of Progressive Multifocal Leukoencephalopathy, a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®. Perrigo and Biogen will each be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. While these lawsuits will be vigorously defended, management cannot predict how these cases will be resolved. Adverse results in one or more of these lawsuits could result in substantial judgments against us.

Perrigo Company plc - Item 1
Note 15

NOTE 15 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies, typically in connection with business acquisitions. The following reflects our restructuring activity (in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
Beginning balance	$20.7	$3.2
Additional charges	5.4	1.1
Payments	(18.2)	(0.7)
Non-cash adjustments	5.1	—
Ending balance	$13.0	$3.6

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges incurred during the three months ended April 2, 2016 were primarily associated with actions we took to streamline our organization as announced on October 22, 2015 and did not materially impact any one reportable segment. There were no other material restructuring programs in any of the periods presented. All charges are recorded in Restructuring expense. The remaining $7.2 million liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining $5.8 million liability for lease exit costs will be incurred over the remaining terms of the applicable leases.

NOTE 16 – SEGMENT INFORMATION

Our reporting segments are as follows:

•
CHC is focused primarily on the global sale of OTC store brand products including cough, cold, allergy, and sinus, analgesic, gastrointestinal, smoking cessation, infant formula and food, VMS, animal health, and diagnostic products.

•
BCH develops, manufactures, markets and distributes many well-known European OTC brands in the natural health and VMS, cough, cold and allergy, smoking cessation, personal care and derma-therapeutics, lifestyle, and anti-parasite categories.

•	Rx develops, manufactures and markets a portfolio of generic and specialty pharmaceutical prescription drugs primarily for the U.S. and U.K. markets.

•	Specialty Sciences is comprised primarily of royalties received from assets focused on the management of multiple sclerosis (Tysabri®).

We also have an Other reporting segment that consists of our API business, which does not meet the quantitative threshold required to be a separately reportable segment. Our segments reflect the way in which our chief operating decision maker reviews our operating results and allocates resources.

Perrigo Company plc - Item 1
Note 16

The below tables show select financial measures by reporting segment (in millions):

	Three Months Ended			April 2, 2016
	April 2, 2016
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
CHC	$700.3	$102.5	$19.8	$4,026.5
BCH	317.6	(482.7)	35.4	6,238.2
Rx	256.7	87.4	29.5	3,384.5
Specialty Sciences	88.0	12.9	72.8	5,859.6
Other	20.6	5.4	0.5	217.4
Unallocated	—	(29.3)	—	—
Total	$1,383.2	$(303.8)	$158.0	$19,726.2

	Three Months Ended			December 31, 2015
	March 28, 2015
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
CHC	$684.9	$104.3	$16.2	$4,007.8
BCH	—	—	—	6,324.0
Rx	251.6	100.0	18.3	3,015.5
Specialty Sciences	81.9	5.5	72.8	5,833.5
Other	30.7	10.5	0.5	213.1
Unallocated	—	(21.1)	—	—
Total	$1,049.1	$199.2	$107.8	$19,393.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Perrigo Company plc was incorporated under the laws of Ireland on June 28, 2013. We became the successor registrant of Perrigo Company, a Michigan corporation, on December 18, 2013 in connection with the acquisition of Elan Corporation, plc ("Elan"). Unless the context requires otherwise, the terms "Perrigo," the "Company," "we," "our," "us," and similar pronouns used herein refer to Perrigo Company plc, its subsidiaries, and all predecessors of Perrigo Company plc and its subsidiaries.

We are a leading global over-the-counter ("OTC") consumer goods and specialty pharmaceutical company, offering patients and customers high quality products at affordable prices. From our beginning in 1887 as a packager of home remedies, we have grown to become the world's largest manufacturer of OTC healthcare products and supplier of infant formulas for the store brand market. We are also a leading provider of generic extended topical prescription products, and we receive royalties from sales of the multiple sclerosis drug Tysabri®. We provide “Quality Affordable Healthcare Products®” across a wide variety of product categories and geographies, primarily in North America, Europe, and Australia, as well as in other markets, including Israel, China, and Latin America.

             Our reporting segments are as follows:

•
Consumer Healthcare ("CHC") is focused primarily on the global sale of OTC store brand products including cough, cold, allergy, and sinus, analgesic, gastrointestinal, smoking cessation, infant formula and food, Vitamins, Minerals and Supplements ("VMS"), animal health, and diagnostic products.

Perrigo Company plc - Item 2
Executive Overview

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

We also have an "Other" segment comprised of our active pharmaceutical ingredients ("API") business, which develops, manufactures, and markets active API used worldwide by both generic and branded pharmaceutical companies. For results by segment, see "Segment Results" below and Item 1. Note 16.

Leadership Changes

On April 24, 2016, we named Laurie Brlas Chairman of the Board of Directors, promoted John T. Hendrickson, President, to Chief Executive Officer, and accepted the resignation of Joseph C. Papa as Chairman and Chief Executive Officer.

On April 27, 2016, Sharon Kochan's role as Executive Vice President and General Manager, International, was expanded to lead the BCH segment following the resignation of Marc Coucke as Executive Vice President and General Manager of the BCH segment.

Interim Impairment Testing

In connection with the preparation of our financial statements for the three month period ended April 2, 2016, we identified indicators of impairment associated with certain indefinite-lived intangible assets and goodwill acquired in conjunction with the Omega acquisition. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long range revenue growth forecast.

The assessment for indefinite-lived intangible asset impairment utilized the excess earnings method to determine fair value and resulted in an impairment charge of $273.4 million for the three months ended April 2, 2016, which represented the difference between the carrying amount of the intangible assets and their estimated fair value. The change in fair value from previous estimates was due primarily to the changes in the current market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio. The main assumptions supporting the fair value of these assets and cash flow projections assume revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the BCH segment distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the segment's growth plans.
The assessment for goodwill impairment indicated that a portion of the goodwill acquired in the Omega acquisition was impaired as the reporting unit's fair value did not exceed its carrying value. The main assumptions supporting the cash flow projections assume revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the reporting unit's growth plans. Based on our evaluation and initial estimates of the fair value of the reporting unit, we recorded an estimated impairment charge of $193.6 million for the three months ended April 2, 2016. The change in fair value from previous estimates was due primarily to the changes in the current market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio. We expect to finalize the fair value calculation during the second quarter of 2016, which could result in an adjustment to the estimated impairment charge. As of April 2, 2016, the implied fair value of the impaired goodwill is $1.8 billion.
Both the indefinite-lived intangible asset impairment and goodwill impairment were recorded within Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment. The carrying value for certain intangible assets and goodwill equals fair value, as such, any further deterioration in those

Perrigo Company plc - Item 2
Executive Overview

assets' fair value would lead to a further impairment charge. Future performance different from the assumptions utilized in our quantitative analyses may result in additional changes in the fair value. We will continue to monitor and assess these assets for potential impairment should further impairment indicators arise, as applicable, and at least annually during our fourth quarter annual impairment testing.
In addition, due to the reprioritization of certain brands in the BCH segment and change in performance expectations for our impaired lifestyle brands previously recorded as indefinite-lived assets, we reclassified the remaining asset balance of $364.5 million to definite-lived assets with a useful life of 20 years as of April 3, 2016.

See Item 1. Note 3 for more information.

Q1 2016 Highlights

•
Consistent with previously announced actions, we continued leveraging the strength of our global platform by adding a number of positions and processes to our Dublin headquarters across a range of corporate functions, including supply chain/global operations, procurement, enterprise risk management, corporate finance, and information technology;

•	Continued restructuring primarily associated with actions we took to streamline our organization as announced on October 22, 2015;

•	Issued $1.2 billion of senior notes and repaid borrowings under revolving credit facilities;

•	Completed acquisition of a generic Retin-A® portfolio, further enhancing our Rx extended topicals strategy; and

•	Completed the acquisition of two development-stage specialty Rx products to further invest in our specialty Rx portfolio.

RESULTS OF OPERATIONS

CONSOLIDATED

Recent Trends and Developments

•
We have experienced a recent reduction in pricing expectations in our U.S. businesses from historical patterns, in particular in our Rx segment due to industry and competitive pressures in the sector. Softness in pricing is attributed to various factors, including increased focus from customers to capture supply chain productivity savings and low raw material commodity pricing, competition in specific product categories, and consolidation of certain customers in the Rx segment. We expect this softness to continue to impact us through the remainder of 2016.

•
Previously anticipated new product sales in 2016 are forecasted to be lower due primarily to changes in our expectations to achieve regulatory approval for certain new products and modified market share penetration assumptions and timing for new products in Europe.

•
In addition to lower forecasted new products sales, our expectations for the BCH segment have been impacted by market dynamics in the lifestyle and natural health/VMS categories. The BCH segment has established a brand prioritization strategy to address these market dynamics with an objective to balance the cost of advertising and promotion investments with expected contributions from category sales.

Perrigo Company plc - Item 2
Consolidated

Consolidated Results

	Three Months Ended		% Change
($ in millions)	March 28, 2015	April 2, 2016
Net sales	$1,049.1	$1,383.2	32%
Gross profit	$378.8	$522.9	38%
Gross profit %	36.1%	37.8%
Operating expenses	$179.6	$826.7	360%
Operating expenses %	17.1%	59.8%
Operating income (loss)	$199.2	$(303.8)	(253)%
Operating income (loss) %	19.0%	(22.0)%
Interest and other, net	$301.9	$55.4	(82)%
Income tax benefit	$(7.8)	$(24.6)	(215)%
Net loss	$(94.9)	$(334.6)	(252)%

The most significant change in our consolidated year-over-year results is due to the addition of Omega Pharma Invest n.v. ("Omega") in our operating results for the three months ended April 2, 2016. Omega was acquired on March 30, 2015. In addition, the net loss for the three months ended April 2, 2016 included impairment charges totaling $467.0 million, as described above under "Interim Impairment Testing" and in Item 1. Note 3, while the net loss for the prior year period included a $259.8 million loss on derivatives we used to economically hedge fluctuations in the euro-denominated purchase price of the Omega acquisition as described in Item 1. Note 8. Further details and analysis of our financial results for the three months ended April 2, 2016 and March 28, 2015 are provided below by reporting segment and line item.

Perrigo Company plc - Item 2
CHC

CONSUMER HEALTHCARE

Recent Trends and Developments

•
We are pursuing the sale of our U.S. VMS business and expect the sale to take place in the second quarter of 2016. As of April 2, 2016, the net assets of our U.S. VMS business were classified as "held for sale" as discussed in Item 1. Note 9. Sales attributable to the U.S. VMS business totaled $47.1 million and $37.5 million for the three months ended April 2, 2016 and March 28, 2015, respectively.

•
We have experienced a recent reduction in pricing expectations in our CHC segment primarily attributable to various factors including, increased focus from customers to capture supply chain productivity savings and low raw material commodity pricing, and competition in specific product categories. We expect this softness to continue to impact us through the remainder of 2016.

Segment Results

	Three Months Ended
($ in millions)	March 28, 2015	April 2, 2016
Net sales	$684.9	$700.3
Gross profit	$211.9	$213.9
Gross profit %	30.9%	30.5%
Operating income	$104.3	$102.5
Operating income %	15.2%	14.6%

Three Months Ended April 2, 2016 vs. Three Months Ended March 28, 2015

Net sales increased $15.4 million, or 2%, over the prior year period due primarily to:

•	New product sales of $30.6 million related primarily to infant formula and food products;

•	Incremental net sales of $12.9 million from acquisitions (primarily the Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps") and ScarAway® acquisitions); and

•
Increased sales volumes of existing products totaling $17.0 million due primarily to strong performance in our infant formula and smoking cessation categories, offset partially by weaker sales in our cough/cold and analgesics categories due to a mild cold and flu season; offset partially by

•	Discontinued products of $32.0 million due primarily to a label refresh within the infant formula category; and

•	Unfavorable foreign currency movement of $6.5 million.

Operating income decreased $1.8 million, or 2%, as a result of:

•	An increase of $2.0 million in gross profit due to:

•	Increased new product sales and favorable product mix; and

•	Improved efficiencies in manufacturing facilities; more than offset by

•	An increase of $3.8 million in operating expenses due to:

•	An increase in restructuring expense related to strategic organizational enhancements; and

•	Increased selling and administrative expenses related to the Gelcaps and ScarAway® acquisitions.

Gross profit as a percent of sales decreased slightly over prior year due to increased amortization expense and pricing pressures.

Perrigo Company plc - Item 2
BCH

BRANDED CONSUMER HEALTHCARE

The BCH segment was created on March 30, 2015 as a result of the Omega acquisition, thus comparative prior period data is not available.

Recent Trends and Developments

•
We have experienced a recent reduction in our expectations for the BCH segment due to market dynamics in the lifestyle and natural health/VMS categories. The BCH segment has established a brand prioritization strategy to address these market dynamics with an objective to balance the cost of advertising and promotion investments with expected contributions from category sales.

•
Previously anticipated new product sales in 2016 are forecasted to be lower due primarily to changes in our expectations to achieve regulatory approval for certain new products and modified market share penetration assumptions and timing for new products in Europe.

•
During the quarter, we made significant progress on our previously announced restructuring plans to right-size the business due to the impact of market dynamics impacting sales volumes. In addition, we made several strategic leadership changes both during the quarter and subsequent to quarter-end.

Segment Results

Three Months Ended
($ in millions)	April 2, 2016
Net sales	$317.6
Gross profit	$156.6
Gross profit %	49.3%
Operating loss	$(482.7)
Operating loss %	(152.0)%

BCH sales were led by new product sales of $31.2 million and $37.6 million of sales attributable to acquisitions (primarily Naturwohl Pharma GmbH and the GlaxoSmithKline OTC brands). Sales were also impacted by strong Top 20 brand sales primarily in the cough/cold and allergy category, despite a mild cough/cold season in Europe, offset partially by low OTC distribution sales.

Operating expenses included selling, general and administrative expense of $154.8 million (of which $27.1 million related to amortization expense on acquired intangible assets), R&D expense of $8.6 million, distribution expense of $6.7 million, and restructuring expense of $2.2 million. Selling expense as a percent of net sales of the BCH segment was significantly higher for the BCH segment than it was for our other business segments due to advertising and promotional expenses that are unique to the BCH segment, which totaled $59.1 million during the three months ended April 2, 2016. While we made seasonally high investments in advertising and promotional expense in the quarter, we employed cost control measures to partially mitigate our lower forecasted sales and operating income. Advertising and promotional expense is typically seasonally higher in the first half of the calendar year than in the second half of the year.

Operating expenses also included $467.0 million of intangible asset and goodwill impairment charges recorded in connection with the interim impairment testing described in the above section "Interim Impairment Testing". See Item 1. Note 3 for more information.

Perrigo Company plc - Item 2
Rx

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
On January 22, 2016, we acquired a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, for $416.4 million in cash ("Tretinoin Products").

•	On March 1, 2016, we completed the acquisition of two development-stage specialty Rx products to further invest in our specialty Rx portfolio.

•
We have experienced a recent reduction in pricing expectations in our Rx segment due to industry and competitive pressures in the sector. Softness in pricing is attributed to various factors including increased focus from customers to capture supply chain productivity savings and low raw material commodity pricing, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact us through the remainder of 2016.

Segment Results

	Three Months Ended
($ in millions)	March 28, 2015	April 2, 2016
Net sales	$251.6	$256.7
Gross profit	$141.7	$127.4
Gross profit %	56.3%	49.6%
Operating income	$100.0	$87.4
Operating income %	39.7%	34.0%

Three Months Ended April 2, 2016 vs. Three Months Ended March 28, 2015

Net sales increased $5.1 million, or 2%, due primarily to:

•	Sales attributable to the Entocort® and Tretinoin Products acquisitions totaling $45.6 million; and

•	New product sales of $11.2 million; offset partially by

•
Decreased sales of existing products of $50.1 million due to declined sales volume of certain products, pricing pressure across extended topical products, and the loss of the exclusivity period for a key extended topical product.

Segment operating income decreased $12.6 million, or 13%, as a result of:

•	A decrease of $1.7 million in operating expenses; more than offset by

•
A decrease of $14.3 million in gross profit due primarily to increased amortization expense from the Entocort® and Tretinoin Products acquisitions as well as the pricing pressure noted above, offset partially by a gain on the sale of an intangible asset.

Perrigo Company plc - Item 2
Specialty Sciences

SPECIALTY SCIENCES

In February 2016, a competitor's pipeline product, Roche's Ocrelizumab, received “Breakthrough Therapy Designation in Primary Progressive Multiple Sclerosis” from the FDA and could potentially be approved in 2017. The product would compete with Tysabri® and could have a significant impact on the royalty we receive. We will continue to monitor the progress of the potential competing product over the next year.

Segment Results

	Three Months Ended
($ in millions)	March 28, 2015	April 2, 2016
Net sales	$81.9	$88.0
Gross profit	$9.3	$15.2
Gross profit %	11.4%	17.3%
Operating income	$5.5	$12.9
Operating income %	6.7%	14.7%

Three Months Ended April 2, 2016 vs. Three Months Ended March 28, 2015

Net sales increased $6.1 million due to an increase in royalties received from Biogen Idec Inc.'s sales of Tysabri®. Operating income increased $7.4 million due to the increased royalties as well a $1.6 million reduction in operating expenses.

OTHER

Recent Trends and Developments

We are pursuing the sale of our API business based in India and expect the sale to take place during 2016. At April 2, 2016, the net assets of our India API business were classified as "held for sale" as discussed in Item 1. Note 9.

Segment Results

	Three Months Ended
($ in millions)	March 28, 2015	April 2, 2016
Net sales	$30.7	$20.6
Gross profit	$15.8	$9.8
Gross profit %	51.5%	47.9%
Operating income	$10.5	$5.4
Operating income %	34.1%	26.3%

Perrigo Company plc - Item 2
Other

Three Months Ended April 2, 2016 vs. Three Months Ended March 28, 2015

Net sales decreased $10.1 million due primarily to competition on certain products. Operating income decreased $5.1 million due primarily to a $6.0 million decrease in gross profit, offset partially by a $0.9 million reduction in operating expenses.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to the segments and are recorded in operating income. Unallocated expenses increased from $21.1 million for the three months ended March 28, 2015 to $29.3 million for the three months ended April 2, 2016 due primarily to increased share-based compensation expense and expenses incurred in connection with integration-related activities.

Interest and Other (Consolidated)

Interest Expense, Net

Interest expense, net for the three months ended April 2, 2016 was $51.2 million, compared to $43.3 million for the three months ended March 28, 2015. The increase was due to the interest incurred on the debt assumed in the Omega acquisition, borrowings on our revolving credit agreements during the three months ended April 2, 2016, and the issuance of $1.2 billion of senior notes on March 7, 2016. See the "Borrowings and Capital Resources" section below and Item 1. Note 10 for more information.

Other Expense, Net

Other expense, net, was $3.8 million during the three months ended April 2, 2016, compared to $258.6 million during the three months ended March 28, 2015. The decrease was due to the absence of the $259.8 million loss we incurred in the prior year period on the derivatives we used to economically hedge fluctuations in the euro-denominated purchase price of the Omega acquisition. The losses on the derivatives due to the changes in the EUR/USD exchange rate prior to their settlement economically offset the final settlement of the euro-denominated Omega purchase price paid on March 30, 2015.

Income Taxes (Consolidated)

The effective tax rate for the three months ended April 2, 2016 was a benefit of 6.8% on a net loss reported in the period due mainly to the impact of the intangible asset and goodwill impairments described above under "Interim Impairment Testing." The effective tax rate for the three months ended March 28, 2015 was a benefit of 7.6% on a net loss reported in the period.

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

Although we believe that the tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit and any related litigation could be materially different from estimates or from historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

The IRS audit of our fiscal years ended June 27, 2009 and June 26, 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

adjustments and made associated payments of $8.0 million, inclusive of interest in November 2014, the statutory notice of deficiency asserted various additional positions, including transfer pricing, relative to the same audit of fiscal years ended June 27, 2009 and June 26, 2010. The statutory notice asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the notice of deficiency. In January 2015, we paid this amount, a prerequisite to being able to contest the IRS’s positions in U.S. Federal court, and in June 2015, we filed a request for a refund. The IRS denied our request for a refund. We anticipate filing a complaint in federal district court claiming a refund for these amounts in the first quarter of 2017. The payment was recorded during the three months ended March 28, 2015 as a deferred charge on the balance sheet given our anticipated action to recover this amount. An unfavorable resolution of this matter could have a material impact on our consolidated financial statements in future periods.

We have ongoing audits in multiple jurisdictions for which tax returns are not yet settled. These jurisdictions include, but are not limited to, the United States and Belgium. The IRS is auditing our fiscal years ended June 25, 2011 and June 30, 2012, and may make adjustments consistent with their claims for the 2009 - 2010 audit period. During the three months ended April 2, 2016, the Belgium Tax Authority notified us that all Belgium locations will be audited for the years ending December 31, 2013 and December 31, 2014. At this time, we cannot predict the outcome of any audit or related litigation.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash and Cash Equivalents

*    Working capital represents current assets less current liabilities, excluding cash and cash equivalents, and current indebtedness.

Cash, cash equivalents, cash flows from operations, and borrowings available under our credit facilities are expected to be sufficient to finance our known and/or foreseeable liquidity and capital expenditures. Although our lenders have made commitments to make funds available to us in a timely fashion under our revolving credit agreements and overdraft facilities, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to our existing credit facilities.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Operating Activities
We generated $170.3 million from operating activities during the three months ended April 2, 2016, a $97.7 million decrease over the comparable prior year period due primarily to:

•	A decrease in net earnings after adjusting for $94.9 million of non-cash items such as impairment charges and depreciation and amortization;

•	A net increase in cash used for customer-related programs of $41.9 million due primarily to the increased pricing pressure we are experiencing in the Rx segment;

•
A net increase in cash used for payroll and related taxes of $36.4 million due primarily to severance payments related to the restructuring activities and the addition of Omega operations in the current year period;

•
A net decrease in cash from changes in accounts receivable of $16.4 million, inventory of $16.9 million, and accounts payable of $17.7 million, due primarily to the addition of Omega operations in the current year period; offset partially by

•
A net decrease in cash used for accrued income taxes of $150.7 million due primarily to the prior year period including a $68.9 million incremental tax payment made in connection with the contested IRS audit described above under "Income Taxes".

In addition, our operating cash flow for the current year period was unfavorably impacted by actions we took to establish a more normalized cash flow pattern within our BCH segment. Generally our BCH segment has seasonally stronger sales and cash flow inflows in the second and fourth quarters and stronger cash outflows in the first and third quarters. In the past, accounts payable terms with suppliers were structured to take account of this seasonality. In order to establish a more sustainable cash flow pattern during the year, we changed these payment structures during the three months ended April 2, 2016, which had a one-time unfavorable impact on operating cash flow in the quarter.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Investing Activities
Cash used for investing activities totaled $452.1 million for the three months ended April 2, 2016, an increase of $118.1 million over the comparable prior year period. The increase in cash used was due primarily to the Tretinoin Products acquisition in the current year, which used $416.4 million in cash. In the comparable prior year period, cash used for investing activities consisted primarily of a $298.1 million outflow related to the cash settlement of non-designated foreign currency derivatives we used to hedge the euro-denominated Omega purchase price.

Financing Activities
Cash generated from financing activities totaled $449.0 million for the three months ended April 2, 2016, compared to cash used for financing activities of $31.6 million for the comparable prior year period. The primary contributor to the cash generation in the current year period was the borrowing of $1.2 billion of long-term debt. This was offset in part by net repayments on our revolving credit agreements and other short-term financing of $704.3 million. For more information see "Borrowings and Capital Resources" below.

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

In October 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion, of which $1.5 billion is still available to be repurchased through December 31, 2018. We did not repurchase any shares under the share repurchase plan during the three months ended April 2, 2016. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, available cash flow, and other investment opportunities.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Borrowings and Capital Resources

Overdraft Facilities

Our BCH segment uses overdraft facilities in its day-to-day operations. The balance outstanding under the facilities was $60.4 million and $82.9 million at April 2, 2016 and December 31, 2015, respectively.

Accounts Receivable Factoring

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored and excluded from accounts receivable was $110.0 million and $106.7 million at April 2, 2016 and December 31, 2015, respectively.

Revolving Credit Agreements

On December 9, 2015, our 100% owned finance subsidiary, Perrigo Finance Unlimited Company (formerly Perrigo Finance plc) ("Perrigo Finance"), entered into a $750.0 million revolving credit agreement (the "2015 Revolver"). At December 31, 2015, $380.0 million was outstanding under the 2015 Revolver. On March 15, 2016, we used the proceeds of the debt issuance described below under "Long-Term Debt" to repay the $750.0 million then outstanding under the 2015 Revolver and terminated the facility.

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which we increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). At December 31, 2015, $300.0 million was outstanding under the 2014 Revolver. On March 15, 2016, we used the proceeds of the debt issuance described below under "Long-Term Debt" to repay the $435.0 million then outstanding under the 2014 Revolver. There were no borrowings outstanding under the 2014 Revolver as of April 2, 2016.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Long-term Debt

On March 7, 2016, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 and $700.0 million in aggregate principal amount of 4.375% senior notes due 2026 (together, the "2016 Notes") and received net proceeds of $1.2 billion after fees and market discount, which were used to repay the amounts outstanding under the 2015 Revolver and 2014 Revolver mentioned above.

We had $5.9 billion and $4.7 billion outstanding under our notes and bonds, and $498.3 million and $488.8 million outstanding under our term loan, as of April 2, 2016 and December 31, 2015, respectively. We expect to repay our $500.0 million note maturing in November 2016 out of our cash, cash equivalents, cash flows from operations, and/or borrowings under our credit facilities.

We were in compliance with all covenants under our various debt agreements as of April 2, 2016. See Item 1. Note 10 for more information on all of the above debt facilities.

Credit Ratings

Our credit ratings on April 2, 2016 were Baa3 (stable) and BBB (outlook negative) by Moody's Investors Service and Standard and Poor's ("S&P") Rating Services, respectively. On April 26, 2016, S&P lowered our credit rating to BBB- (stable).

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

Contractual Obligations and Commitments

Other than the obligations related to the changes to our debt structure in relation to the 2016 Notes, as discussed in Note 10 of the Notes to the Condensed Consolidated Financial Statements, there were no material changes in contractual obligations during the three months ended April 2, 2016 from those provided in our Transition Report on Form 10-KT for the transition period from June 28, 2015 to December 31, 2015. See below for a revised schedule of our enforceable and legally binding obligations as of April 2, 2016 related to our short and long-term debt arrangements.

	Payment Due by Period (in millions)
	2016(1)	2017 - 2018	2019 - 2020	After 2020	Total
Short and long-term debt(2)	$783.7	$1,698.5	$822.5	$5,512.3	$8,817.0

(1)     Reflects remaining nine months of 2016.

(2)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at April 2, 2016.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our Transition Report on Form 10-KT for the transition period from June 28, 2015 to December 31, 2015.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of April 2, 2016. Based upon that evaluation, our Chief Executive Officer and

Perrigo Company plc - Item 4
Controls and Procedures

Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 2, 2016 because of the material weakness in our internal control over financial reporting described below.

All systems of internal control, no matter how well designed, have inherent limitations. Therefore, even those systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has determined that we did not design and maintain effective management review controls that operated at a sufficient level of precision to ensure interim income taxes are properly recorded and disclosed in our consolidated financial statements in connection with the recording of indefinite-lived intangible asset impairment and estimated goodwill impairment. These control deficiencies resulted in a material misstatement in income taxes in the preliminary financial statements for the quarter ended April 2, 2016. The material misstatement in interim income taxes was corrected prior to the filing of this report. These control deficiencies did not result in a misstatement of the consolidated financial statements for the transition period from June 28, 2015 to December 31, 2015, and would have no effect on the accounting for income taxes for the fiscal year ending December 31, 2016. However, these control deficiencies created a reasonable possibility that a material misstatement to the interim consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, management concluded that these control deficiencies represent a material weakness.

Plan for Remediation of Material Weakness

To remediate the material weakness in internal control over financial reporting described above, we plan, with oversight from the Audit Committee, to:

•	Review the processes and controls in place to measure and record income taxes to enhance the efficiency and effectiveness of the design and operation of those controls;

•	Enhance monitoring activities related to income taxes;

•	Evaluate and enhance the level of precision in the management review controls related to income taxes;

•	Test and evaluate the design and operating effectiveness of the control procedures; and

•	Assess the effectiveness of the remediation plan.

The remediation actions are expected to be implemented in the second quarter of 2016. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist. We are committed to achieving and maintaining a strong internal control environment and believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Perrigo Company plc - Part II - Other Information

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 14 to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Transition Report on Form 10-KT for the transition period from June 28, 2015 to December 31, 2015 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-KT other than those described below.

We are dependent on the services of certain key executive and scientific employees. We recently replaced both our chief executive officer and the general manager of our BCH segment. Our inability to successfully manage the transition with respect to these key executives, or the failure to attract and retain other key executive and scientific employees, may have a material adverse impact on our results of operations.

As previously disclosed in the "Risk Factors" section of our recent Form 10-KT, we are dependent on the services of certain key employees, and our future success will depend in large part upon our ability to attract and retain highly skilled employees. In particular, we recently announced that our former Chairman and Chief Executive Officer, Joseph C. Papa, resigned from the Company to work for Valeant Pharmaceuticals International, Inc. and that John T. Hendrickson, formerly our President, was appointed to serve as our new Chief Executive Officer. In addition, we recently announced that the former Executive Vice President and General Manager of our BCH segment, Marc Coucke, resigned from the Company and that our current Executive Vice president and General Manager, International, Sharon Kochan, would undertake expanded responsibilities that include providing leadership and strategic direction to our BCH segment. If this management transition is not successful, or if we are unable to attract or retain other key qualified employees, our future operating results may be adversely impacted.

Publishing earnings guidance subjects us to risks, including increased stock volatility that could lead to potential lawsuits by investors.

Because we publish earnings guidance, we are subject to a number of risks. For a variety of reasons discussed under “Cautionary Note Regarding Forward-Looking Statements”, this Item 1A, and Item 1A of our Transition Report on Form 10-KT for the transition period from June 28, 2015 to December 31, 2015, actual results may vary from the guidance we provide investors from time to time, such that our stock price may decline following, among other things, any earnings releases or guidance that do not meet market expectations.

On February 18, 2016, we announced our results for the fourth quarter and calendar year ended December 31, 2015, as well as our updated guidance for calendar year 2016, and on April 25, 2016, we announced our preliminary financial results for the first quarter ended April 2, 2016, as well as our updated guidance for calendar year 2016. Our stock price declined following each such announcement, resulting in a decrease in our market capitalization. It has become increasingly commonplace for investors to file lawsuits against companies following a rapid decrease in market capitalization. Although we have not received notice of any claim or lawsuit, and would vigorously defend the Company against any such claim or lawsuit, no assurance can be made that such a claim or lawsuit will not be brought in the future. These types of lawsuits can be costly and divert management attention and other resources away from our business, regardless of their merits, and could result in adverse settlements or judgments.

We may not be able to improve operating results in our business segments.

•
We have experienced a recent reduction in pricing expectations in our U.S. businesses from historical patterns, in particular in our Rx segment due to industry and competitive pressures in the sector. Softness in pricing is attributed to various factors including increased focus from customers to capture supply chain productivity savings and low raw material commodity pricing, competition in specific product categories, and consolidation of certain customers in the Rx segment. We expect this softness to continue to impact us through calendar 2016.

Perrigo Company plc - Item 1A
Risk Factors

•
Previously anticipated new product sales in 2016 are forecasted to be lower than previously expected due primarily to changes in our expectations to achieve regulatory approval for certain new products and modified market share penetration assumptions and timing for new products in Europe.

•
We have experienced a recent reduction in our expectations for the BCH segment due to market dynamics in the lifestyle and natural health/VMS categories. The BCH segment has established a brand prioritization strategy to address these market dynamics with an objective to balance the cost of advertising and promotion investments with expected contributions from category sales.

There can be no assurance that we will not continue to experience challenges related to our segments, and these challenges could have a material impact on our business, cash flows, and results of operations, result in impairment charges and the market value of our ordinary shares and/or debt securities may decline.

We have acquired significant intangible assets and goodwill that could become impaired or subject us to losses and may result in an adverse impact on our results of operations.

We have recorded significant intangible assets and goodwill on our balance sheet as a result of previous acquisitions, which could become impaired and lead to material charges in the future. We regularly review our intangible assets and goodwill for impairment. Goodwill and indefinite-lived intangible assets are subject to impairment review on an annual basis and whenever impairment indicators are present.

During our impairment testing for the transition period of June 28, 2015 to December 31, 2015, we identified an impairment of certain indefinite-lived intangible assets purchased in conjunction with the Omega acquisition based on management’s expectations of the prospects for future revenues, profits, and cash flows associated with these assets. The assessment resulted in an impairment charge of $185.1 million within our BCH segment, which represented the difference between the carrying amount of the intangible assets and their estimated fair value. See our Transition Report on Form 10-KT filed February 25, 2016 for a further discussion of this impairment charge.
In connection with the preparation of our financial statements for the three month period ended April 2, 2016, we identified indicators of impairment associated with certain indefinite-lived intangible assets acquired in conjunction with the Omega acquisition. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long range revenue growth forecast. The assessment utilized the excess earnings method to determine fair value and resulted in an impairment charge of $273.4 million in Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment, which represented the difference between the carrying amount of the intangible assets and their estimated fair value. The change in fair value from previous estimates was due primarily to the changes in the current market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio. The main assumptions supporting the fair value of these assets and cash flow projections assume revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the BCH segment distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the segment's growth plans.
In connection with the preparation of our financial statements for the three month period ended April 2, 2016, we identified indicators of goodwill impairment in our BCH - rest of world (“BCH - ROW”) reporting unit, which comprises primarily of operations attributable to the Omega acquisition in all geographic regions except for Belgium. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long range revenue growth forecast. In step one of the goodwill impairment testing, the fair value of the BCH - ROW reporting unit did not exceed its carrying value. The fair value of the reporting unit was determined using a discounted cash flow technique. The main assumptions supporting the cash flow projections assume revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the reporting unit's growth plans.
The second step of the test requires that we determine the fair value of the BCH - ROW reporting unit’s goodwill, which involves determining the value of the reporting unit’s assets and liabilities. Based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an estimated impairment charge of $193.6 million in Impairment charges on the

Perrigo Company plc - Item 1A
Risk Factors

Condensed Consolidated Statements of Operations for the three months ended April 2, 2016. The change in fair value from previous estimates was due primarily to the changes in the current market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio. We expect to finalize the fair value calculation during the second quarter of 2016, which could result in an adjustment to the estimated impairment charge. As of April 2, 2016, the implied fair value of the impaired goodwill is $1.8 billion.

While no impairment charges were recorded as a result of the goodwill impairment testing for the transition period of June 28, 2015 to December 31, 2015, our Specialty Sciences reporting unit's fair value exceeded the carrying value by less than 10%. Management evaluated the primary source of cash flow in this segment, the Tysabri® royalty stream, based on a combination of factors including independent external research, information provided from our royalty partner, and internal estimates. Based on this information, management’s assessment of future cash flow from this royalty stream has been reduced primarily due to anticipated new competitors entering the market and unfavorable currency exchange effects. In February 2016, a competitor's pipeline product, Roche's Ocrelizumab, received “Breakthrough Therapy Designation in Primary Progressive Multiple Sclerosis” from the FDA and could potentially be approved in 2017. The product would compete with Tysabri® and could have a significant impact on the royalty we receive. We will continue to monitor the progress of the potential competing product and assess the reporting unit for potential impairment should impairment indicators arise and at least annually as applicable.

We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. The carrying value for certain intangible assets and goodwill equals fair value, as such, any further deterioration in those assets' fair value would lead to a further impairment charge. Future performance different from the assumptions utilized in our quantitative analyses may result in additional changes in the fair value. We will continue to monitor and assess these assets for potential impairment should further impairment indicators arise, as applicable, and at least annually during our fourth quarter annual impairment testing.

See Item 1. Note 3 for more information on the above impairment charges.

We identified a material weakness in our internal controls over financial reporting; failure to remediate the material weakness could negatively impact our business and the price of our ordinary shares.

We concluded that a material weakness existed in our internal controls over financial reporting, as more particularly described under Item 4. “Controls and Procedures.” More specifically, we did not design and maintain effective management review controls that operated at a sufficient level of precision to ensure interim income taxes are properly recorded and disclosed in our consolidated financial statements in connection with the recording of indefinite-lived intangible asset impairment and estimated goodwill impairment for the three months ended April 2, 2016. In response to the identified material weakness, and with oversight from our Audit Committee, we are focused on improving our internal controls over financial reporting and remedying the identified material weakness.

We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

•	Review the processes and controls in place to measure and record income taxes to enhance the efficiency and effectiveness of the design and operation of those controls;

•	Enhance monitoring activities related to income taxes;

•	Evaluate and enhance the level of precision in the management review controls related to income taxes;

•	Test and evaluate the design and operating effectiveness of the control procedures; and

•	Assess the effectiveness of the remediation plan.

We expect to implement the remediation actions in the second quarter of 2016. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist. We cannot assure you that we will be able to remediate this material weakness on a timely basis or at all. Failure to remediate this material weakness or

Perrigo Company plc - Item 1A
Risk Factors

difficulties encountered during implementation of these remediation efforts could result in material misstatements in or a future restatement of our financial statements, a failure to meet our reporting obligations, or the loss of investor confidence in our reported financial information, any of which could negatively impact our business and the price of our ordinary shares.

ITEM 5.     OTHER INFORMATION

Joseph C. Papa and Perrigo Company, a Michigan corporation and a wholly owned subsidiary of the Company (“Perrigo Michigan”), entered into Amendment No. 4, effective as of May 6, 2016, to that certain Employment Agreement between Mr. Papa and Perrigo Michigan, effective as of October 9, 2006, as amended by Amendment No. 1 effective as of November 12, 2015, Amendment No. 2 effective as of October 22, 2015, and Amendment No. 3 effective as of April 24, 2016. The sole purpose of Amendment No. 4 is to correct a typographical error contained in Amendment No. 3. A copy of Amendment No. 4 is filed with this report as Exhibit 10.5.

Perrigo Company plc - Part II - Item 6
Exhibits

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-8 filed December 19, 2013).

3.2	Memorandum and Articles of Association of Perrigo Company plc, as amended (incorporated by reference from Exhibit 3.2 to our Transition Report on Form 10-KT filed on February 25, 2016).

4.1
Supplemental Indenture No. 2, dated as of March 10, 2016, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed on March 10, 2016).

4.2	Form of Global Note representing the 2021 Notes (included in Exhibit 4.1).

4.3	Form of Global Note representing the 2026 Notes (included in Exhibit 4.1).

10.1
Amendment to the Revolving Credit Agreement, dated February 26, 2016, by and among Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, Perrigo Company plc, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014 (filed herewith).

10.2
Amendment to the Term Loan Credit Agreement, dated February 26, 2016, by and among Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, Perrigo Company plc, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014 (filed herewith).

10.3
Amendment to the Revolving Credit Agreement, dated February 26, 2016, by and among the Company, Perrigo Finance Unlimited Company, HSBC Bank USA, N.A., Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., and the other lenders party thereto, dated as of December 9, 2015 (filed herewith).

10.4
Amendment No. 3, effective as of April 24, 2016, to the Employment Agreement, effective as of October 9, 2006, by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2016 (File No. 001-36353).

10.5	Amendment No. 4, effective as of May 6, 2016, to the Employment Agreement, effective as of October 9, 2006, by and between Perrigo Company and Joseph C. Papa (filed herewith).

10.6
First Amendment and Consent to Note Purchase Agreement, between Omega Pharma N.V. and the Prudential Insurance Company of America, dated October 7, 2011, in connection with the Note Purchase Agreement, dated May 19, 2011, with respect to the issuance and sale of EUR 135,043,889 aggregate principal amount of Omega’s 5.1045% senior notes due 2023 (filed herewith).

10.7
Waiver to Note Purchase Agreement, between Omega Pharma N.V. and the Prudential Insurance Company of America, dated May 16, 2016, in connection with the Note Purchase Agreement, dated May 19, 2011 (as amended by the First Amendment and Consent to the Note Purchase Agreement, dated as of October 7, 2011), with respect to the issuance and sale of EUR 135,043,889 aggregate principal amount of Omega’s 5.1045% senior notes due 2023 (filed herewith).

31.1	Rule 13a-14(a) Certification by John T. Hendrickson, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Judy L. Brown, Executive Vice President, Business Operations and Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Perrigo Company plc - Part II - Item 6
Exhibits

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	May 16, 2016	By: /s/ John T. Hendrickson
John T. Hendrickson
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2016	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President, Business Operations and Chief Financial Officer
(Principal Accounting and Financial Officer)