Form 10-Q
period 2016-10-01
PERRIGO Co plc
filed 2016-11-10
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of November 4, 2016, there were 143,374,427 ordinary shares outstanding.

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

Please see Item 1A of our Form 10-KT for the transition period from June 28, 2015 to December 31, 2015 and Part II, Item 1A of this Form 10-Q for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including the timing, amount and cost of share repurchases, future impairment charges, our ability to achieve our guidance, and the ability to execute and achieve the desired benefits of announced initiatives. These and other important factors, including those discussed in our Form 10-KT for the transition period from June 28, 2015 to December 31, 2015, in this Form 10-Q under "Risk Factors" and in any subsequent filings with the Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$1,354.9	$1,344.7	$4,219.1	$3,925.4
Cost of sales	848.6	795.9	2,622.7	2,369.7
Gross profit	506.3	548.8	1,596.4	1,555.7

Operating expenses
Distribution	21.6	24.9	65.9	63.3
Research and development	50.2	41.6	142.5	139.7
Selling	154.6	167.9	506.9	391.6
Administration	108.6	123.6	316.8	343.3
Impairment charges	1,679.9	—	2,127.1	—
Restructuring	6.6	2.2	17.9	3.1
Total operating expenses	2,021.5	360.2	3,177.1	941.0

Operating income (loss)	(1,515.2)	188.6	(1,580.7)	614.7

Interest expense, net	54.6	43.4	163.2	132.7
Other expense, net	1.0	13.0	34.1	294.2
Loss on extinguishment of debt	0.7	—	1.1	0.9
Income (loss) before income taxes	(1,571.5)	132.2	(1,779.1)	186.9
Income tax expense (benefit)	(316.3)	19.6	(383.7)	112.7
Net income (loss)	$(1,255.2)	$112.6	$(1,395.4)	$74.2

Income (loss) per share
Basic	$(8.76)	$0.77	$(9.74)	$0.51
Diluted	$(8.76)	$0.77	$(9.74)	$0.51

Weighted-average shares outstanding
Basic	143.3	146.3	143.2	144.4
Diluted	143.3	146.9	143.2	145.0

Dividends declared per share	$0.145	$0.125	$0.435	$0.375

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income (loss)	$(1,255.2)	$112.6	$(1,395.4)	$74.2
Other comprehensive income (loss):
Foreign currency translation adjustments	27.0	(39.8)	71.8	50.9
Change in fair value of derivative financial instruments, net of tax	3.6	0.1	(3.5)	5.6
Change in fair value of investment securities, net of tax	9.8	2.5	18.4	(2.4)
Change in post-retirement and pension liability adjustments, net of tax	(0.2)	—	0.3	3.7
Other comprehensive income (loss), net of tax	40.2	(37.2)	87.0	57.8
Comprehensive income (loss)	$(1,215.0)	$75.4	$(1,308.4)	$132.0
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	October 1, 2016	December 31, 2015
Assets
Cash and cash equivalents	$362.7	$417.8
Accounts receivable, net of allowance for doubtful accounts of $4.4 million and $3.0 million, respectively	1,129.2	1,193.1
Inventories	884.6	844.4
Prepaid expenses and other current assets	250.6	289.1
Total current assets	2,627.1	2,744.4
Property and equipment, net	881.3	886.2
Goodwill and other indefinite-lived intangible assets	5,282.7	7,281.2
Other intangible assets, net	8,340.9	8,190.5
Non-current deferred income taxes	129.3	54.6
Other non-current assets	206.3	237.0
Total non-current assets	14,840.5	16,649.5
Total assets	$17,467.6	$19,393.9
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$507.9	$554.9
Payroll and related taxes	106.8	125.3
Accrued customer programs	325.5	398.0
Accrued liabilities	258.7	308.4
Accrued income taxes	76.2	85.2
Current indebtedness	265.0	1,018.3
Total current liabilities	1,540.1	2,490.1
Long-term debt, less current portion	5,638.0	4,971.6
Non-current deferred income taxes	1,169.3	1,563.7
Other non-current liabilities	448.9	332.4
Total non-current liabilities	7,256.2	6,867.7
Total liabilities	8,796.3	9,357.8
Commitments and contingencies - Note 14
Shareholders’ equity
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,151.4	8,144.6
Accumulated other comprehensive income	71.5	(15.5)
Retained earnings	449.0	1,907.6
Total controlling interest	8,671.9	10,036.7
Noncontrolling interest	(0.6)	(0.6)
Total shareholders’ equity	8,671.3	10,036.1
Total liabilities and shareholders' equity	$17,467.6	$19,393.9

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	143.4	143.1

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 1, 2016	September 26, 2015
Cash Flows From (For) Operating Activities
Net income (loss)	$(1,395.4)	$74.2
Adjustments to derive cash flows
Depreciation and amortization	556.3	470.4
Loss on acquisition-related foreign currency derivatives	—	300.0
Share-based compensation	16.1	29.7
Impairment charges	2,127.1	—
Loss on extinguishment of debt	1.1	0.9
Non-cash restructuring charges	17.9	3.1
Deferred income taxes	(507.2)	7.7
Other non-cash adjustments	34.5	15.3
Subtotal	850.4	901.3
Increase (decrease) in cash due to:
Accounts receivable	113.6	(30.9)
Inventories	(29.9)	(28.6)
Accounts payable	(51.8)	(6.5)
Payroll and related taxes	(40.0)	(26.6)
Accrued customer programs	(74.7)	17.7
Accrued liabilities	(42.8)	46.7
Accrued income taxes	9.7	0.3
Other	(31.0)	(6.7)
Subtotal	(146.9)	(34.6)
Net cash from (for) operating activities	703.5	866.7
Cash Flows From (For) Investing Activities
Acquisitions of businesses, net of cash acquired	(432.1)	(2,499.9)
Asset acquisitions	(65.1)	(4.0)
Additions to property and equipment	(84.6)	(127.6)
Proceeds from sale of business	58.5	—
Settlement of acquisition-related foreign currency derivatives	—	(304.8)
Other investing	(1.0)	(2.7)
Net cash from (for) investing activities	(524.3)	(2,939.0)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,190.3	—
Payments on long-term debt	(545.8)	(903.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	(803.6)	28.6
Deferred financing fees	(2.8)	(3.3)
Premium on early debt retirement	(0.6)	—
Issuance of ordinary shares	8.2	6.2
Cash dividends	(62.4)	(54.2)
Other financing	(17.4)	(15.5)
Net cash from (for) financing activities	(234.1)	(941.5)
Effect of exchange rate changes on cash	(0.2)	(75.8)
Net increase (decrease) in cash and cash equivalents	(55.1)	(3,089.6)
Cash and cash equivalents, beginning of period	417.8	3,596.1
Cash and cash equivalents, end of period	$362.7	$506.5

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$124.1	$92.5
Interest received	$1.1	$1.0
Income taxes paid	$116.6	$130.0
Income taxes refunded	$6.0	$3.1

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

During the three months ended April 2, 2016, we identified certain errors in our consolidated financial statements for the transition period of June 28, 2015 to December 31, 2015, related primarily to the accrual estimates associated with product returns and tax-related items in our Branded Consumer Healthcare ("BCH") segment. These errors were corrected during the three months ended April 2, 2016 by increasing the consolidated operating loss by $14.5 million, which when combined with tax-related items, increased the consolidated net loss by $13.7 million within the Condensed Consolidated Statements of Operations. We concluded that these errors were not material to the consolidated financial statements for the transition period of June 28, 2015 to December 31, 2015 and are not expected to be material to the consolidated financial statements for the year ending December 31, 2016.

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
		January 1, 2017	We are currently evaluating the implications of adoption on our consolidated financial statements.
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
Measurement of Credit Losses on Financial Instruments
This guidance changes the impairment model for most financial assets and certain other instruments, replacing the current "incurred loss" approach with an "expected loss" credit impairment model, which will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, and off-balance sheet credit exposures such as letters of credit. Early adoption is permitted.

		January 1, 2020	We are currently evaluating the new standard for potential impacts on our receivables, debt, and other financial instruments and considering whether to early adopt the standard.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

All of the below acquisitions, with the exception of the generic Benzaclin™ product purchase, have been accounted for under the acquisition method of accounting based on our analysis of the acquired inputs and processes, and the related assets acquired and liabilities assumed were recorded at fair value as of the acquisition date.

Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

The effects of all of the acquisitions described below are included in the Condensed Consolidated Financial Statements prospectively from the date of each acquisition. Unless otherwise indicated, acquisition costs incurred were immaterial and were recorded in Administration expense.

Current Year Acquisitions

Generic Benzaclin™ Product

On August 2, 2016, we purchased the remaining 60.9% product rights to a generic Benzaclin™ product ("Generic Benzaclin™"), which we had developed and marketed in collaboration with Barr Laboratories, Inc. ("Barr"), a subsidiary of Teva Pharmaceuticals, for $62.0 million in cash. In September 2007, we entered into an initial development, marketing and commercialization agreement with Barr, in which Barr contributed to the product's development costs and we developed and marketed the product in the U.S. and Israel. Under this agreement, we paid Barr a percentage of net income from the product's sales in these territories, adjusted for Barr's contributions to the product's development costs. By purchasing the remaining product right from Barr, we are now entitled to 100% of income from sales of the product. Operating results attributable to Generic Benzaclin™ are included within our Prescription Pharmaceuticals ("Rx") segment. The intangible asset acquired is a distribution and license agreement with a nine-year useful life.

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

Perrigo Company plc - Item 1
Note 2

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

We accounted for the option exercise as a business acquisition within our Rx segment, recording IPR&D and contingent consideration on the balance sheet. The IPR&D was valued using the multi-period excess earnings method and has an indefinite useful life until such time as the research is completed (at which time it will become a definite-lived intangible asset), or is determined to have no future use (at which time it would be impaired). The contingent consideration is an estimate of the future milestone payments and royalties based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The amount of contingent consideration recognized was $24.9 million and was recorded in Other non-current liabilities.

Perrigo Company plc - Item 1
Note 2

Purchase Price Allocation of Current Year Acquisitions

The purchase accounting allocation for four small product acquisitions in our Consumer Healthcare ("CHC") and Rx segments (included in "All Other" in the table below) are preliminary and are based on the valuation information, estimates, and assumptions available at October 1, 2016. As we finalize the fair value estimate, additional purchase price adjustments may be recorded during the measurement period to contingent consideration and intangible assets.

The below table indicates the purchase price allocation for acquisitions completed in the current year (in millions):

	Tretinoin Products	Development-Stage Rx Products	All Other(1)*
Purchase price paid	$416.4	$—	$21.9
Contingent consideration	—	24.9	30.6
Total purchase consideration	$416.4	$24.9	$52.5

Assets acquired:
Cash and cash equivalents	$—	$—	$3.8
Accounts receivable	—	—	4.9
Inventories	1.4	—	7.1
Prepaid expenses and other current assets	—	—	0.1
Property and equipment	—	—	1.2
Goodwill	1.7	—	0.2
Definite-lived intangibles:
Distribution and license agreements, supply agreements	—	—	3.4
Developed product technology, formulations, and product rights	411.0	—	23.3
Customer relationships and distribution networks	—	—	8.2
Non-compete agreements	2.3	—	—
Indefinite-lived intangibles:
In-process research and development	—	24.9	7.0
Total intangible assets	$413.3	$24.9	$41.9
Total assets	$416.4	$24.9	$59.2
Liabilities assumed:
Accounts payable	$—	$—	$2.8
Accrued liabilities	—	—	0.1
Long-term debt	—	—	3.3
Net deferred income tax liabilities	—	—	0.5
Total liabilities	$—	$—	$6.7
Net assets acquired	$416.4	$24.9	$52.5

*    Opening balance sheet is preliminary

(1)	Consists of four product acquisitions in the CHC and Rx segments

Perrigo Company plc - Item 1
Note 2

Prior Year Acquisitions

Entocort®

On December 15, 2015, we completed our acquisition of Entocort® (budesonide) capsules, as well as the authorized generic capsules, for sale within the U.S., from AstraZeneca plc for $380.2 million in cash. Entocort® is a gastroenterology medicine for patients with mild to moderate Crohn's disease. The acquisition complemented our Rx portfolio. Operating results attributable to the acquisition are included within our Rx segment. The intangible assets acquired included branded and authorized generic product rights with useful lives of 10 and 15 years, respectively, which were valued using the multi-period excess earnings method.

Naturwohl Pharma GmbH

On September 15, 2015, we completed our acquisition of 100% of Naturwohl Pharma GmbH ("Naturwohl"), a Munich, Germany-based nutritional business known for its leading German dietary supplement brand, Yokebe®. The acquisition built on our BCH segment's OTC product portfolio and European commercial infrastructure. The assets were purchased through an all-cash transaction valued at €133.5 million ($150.4 million). Operating results attributable to Naturwohl are included in the BCH segment. The intangible assets acquired included a trademark with a 20-year useful life, customer relationships with a 15-year useful life, non-compete agreements with a three-year useful life, and a licensing agreement with a three-year useful life. We utilized the relief from royalty method for valuing the trademark, the multi-period excess earnings method for valuing the customer relationships, and the lost income method for valuing the non-compete agreements and the licensing agreement. The goodwill acquired is not deductible for tax purposes.

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

Perrigo Company plc - Item 1
Note 2

Based on valuation estimates utilizing the comparative sales method, a step-up in the value of inventory of $0.6 million was recorded in the opening balance sheet, which was charged to cost of goods sold during the three months ended June 27, 2015. In addition, property, plant and equipment was written up by $0.9 million to its estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets. The goodwill recorded is not deductible for tax purposes.

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

The Sellers agreed to indemnify us for certain potential future losses. The Sellers’ indemnification and other obligations to us under the Share Purchase Agreement are secured by up to €120.9 million ($135.9 million as of October 1, 2016) in cash that has been escrowed or is committed to be escrowed and 1.08 million of our ordinary shares, which are both being held in escrow to secure such obligations. Under the terms of the Share Purchase Agreement, Alychlo and its affiliates are subject to a three-year non-compete in Europe, and the Sellers are subject to a two-year non-solicit, in each case subject to certain exceptions. The Share Purchase Agreement contains other customary representations, warranties, and covenants of the parties thereto. Our Board of Directors has authorized us to issue an arbitral claim against the sellers, which we plan to do.

The operating results attributable to Omega are included in the BCH segment. We incurred general transaction costs (legal, banking and other professional fees), financing fees, and debt extinguishment charges in connection with the Omega acquisition. The amounts recorded were not allocated to a reporting segment. The table below details the acquisition costs, as well as losses on hedging activities associated with the acquisition purchase price, and where they were recorded for the nine months ended September 26, 2015 (in millions):

Perrigo Company plc - Item 1
Note 2

Nine Months Ended
Line item	September 26, 2015
Administration	$18.1
Interest expense, net	18.7
Other expense, net	258.2
Total acquisition-related costs	$295.0

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

Perrigo Company plc - Item 1
Note 2

Purchase Price Allocation of Prior Year Acquisitions

The purchase accounting allocation for the Entocort® and GSK Products acquisitions were finalized during the three months ended April 2, 2016. Changes to the allocations were due to adjustments to the intangible asset valuation assumptions. The purchase accounting for all other prior year acquisitions was final as of December 31, 2015. The below table indicates the purchase price allocation for acquisitions completed during the year ended December 31, 2015 (in millions):

	Entocort®	Naturwohl	ScarAway®	GSK Products	Gelcaps	Omega	All Other(1)
Purchase price paid	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$15.3
Contingent consideration	—	—	—	—	—	—	13.9
Total purchase consideration	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$29.2

Assets acquired:
Cash and cash equivalents	$—	$4.6	$—	$—	$4.6	$14.7	$—
Accounts receivable	—	3.3	—	—	7.3	260.1	—
Inventories	0.2	1.5	1.0	—	7.2	202.5	—
Prepaid expenses and other current assets	—	—	—	—	2.1	39.2	—
Property and equipment	—	—	—	—	6.0	130.8	—
Goodwill	—	61.0	3.5	32.6	6.0	1,900.4	—
Definite-lived intangibles:
Distribution and license agreements, supply agreements	—	21.4	—	—	—	—	—
Developed product technology, formulations, and product rights	380.0	—	0.5	—	—	27.2	—
Customer relationships and distribution networks	—	25.9	9.8	61.5	6.6	1,056.3	—
Trademarks, trade names, and brands	—	64.2	11.4	129.5	—	287.5	—
Non-compete agreements	—	0.3	0.5	—	—	—	—
Indefinite-lived intangibles:
Trademarks, trade names, and brands	—	—	—	—	4.4	2,003.8	—
In-process research and development	—	—	—	—	—	—	29.2
Total intangible assets	$380.0	$111.8	$22.2	$191.0	$11.0	$3,374.8	$29.2
Other non-current assets	—	—	—	—	0.4	2.4	—
Total assets	$380.2	$182.2	$26.7	$223.6	$44.6	$5,924.9	$29.2
Liabilities assumed:
Accounts payable	$—	$2.8	$—	$—	$3.3	$243.1	$—
Short-term debt	—	—	—	—	—	24.6	—
Accrued liabilities	—	1.6	—	—	1.6	43.9	—
Payroll and related taxes	—	—	—	—	—	51.3	—
Accrued customer programs	—	—	—	—	—	39.8	—
Long-term debt	—	—	—	—	—	1,471.0	—
Net deferred income tax liabilities	—	27.4	—	—	1.4	1,014.5	—
Other non-current liabilities	—	—	—	—	0.4	53.5	—
Total liabilities	—	31.8	—	—	6.7	2,941.7	—
Net assets acquired	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$29.2

(1)	Consists of eight product acquisitions in the CHC, BCH, and Rx segments

Perrigo Company plc - Item 1
Note 2

Actual and Unaudited Pro Forma Impact of Acquisitions

Our Condensed Consolidated Financial Statements include operating results from the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega, and Gelcaps acquisitions, as well as from four small product acquisitions, from the date of each acquisition through October 1, 2016. Net sales and operating income attributable to acquisitions completed in the current year and included in our financial statements totaled $25.3 million and $13.0 million, respectively, for the three months ended October 1, 2016 and totaled $47.7 million and $31.3 million, respectively, for the nine months ended October 1, 2016.

The following unaudited pro forma information gives effect to the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega, and Gelcaps acquisitions, as well as four small product acquisitions, as if the acquisitions had occurred on the first day of the nine months ended September 26, 2015 and had been included in our Results of Operations for all periods presented thereafter (in millions):

	Three Months Ended		Nine Months Ended
(Unaudited)	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$1,359.6	$1,429.9	$4,243.3	$4,451.4
Net income (loss)	$(1,254.9)	$142.0	$(1,392.8)	$154.7

The historical consolidated financial information of Perrigo, and the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega and Gelcaps acquisitions and the four small product acquisitions, has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on combined results. In order to reflect the occurrence of the acquisitions on the first day of the nine months ended September 26, 2015 as required, the unaudited pro forma results include adjustments to reflect the incremental amortization expense to be incurred based on the current values of each acquisition's identifiable intangible and tangible assets, along with the reclassification of acquisition-related costs from the nine months ended October 1, 2016 to the nine months ended September 26, 2015. The unaudited pro forma results do not reflect future events that have occurred or may occur after the acquisitions.

Current Year Divestitures

On August 5, 2016, we completed the sale of our U.S. Vitamins, Minerals, and Supplements ("VMS") business within our CHC segment to International Vitamins Corporation ("IVC") for $61.8 million inclusive of an estimated working capital adjustment. The assets and liabilities related to this sale were classified as held-for-sale at December 31, 2015. Prior to closing the sale, we determined that the carrying value of the VMS business exceeded its fair value less the cost to sell, resulting in an impairment charge of $6.2 million, which was recorded in Impairment charges on the Condensed Consolidated Statements of Operations during the nine months ended October 1, 2016.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

Reporting Segments:	December 31, 2015	Business acquisitions	Business divestitures	Impairments	Changes in assets held for sale	Currency translation adjustment	October 1, 2016
CHC	$1,890.0	$0.2	$(8.5)	$—	$13.0	$(6.8)	$1,887.9
BCH	1,980.5	—	—	(967.5)	—	92.4	1,105.4
Rx	1,222.2	1.7	—	—	—	(13.7)	1,210.2
Specialty Sciences	200.7	—	—	—	—	—	200.7
Other	71.5	—	—	—	11.7	3.2	86.4
Total goodwill	$5,364.9	$1.9	$(8.5)	$(967.5)	$24.7	$75.1	$4,490.6

Perrigo Company plc - Item 1
Note 3

In connection with the preparation of our financial statements for the three-month period ended April 2, 2016, we identified indicators of goodwill impairment in our BCH - rest of world (“BCH - ROW”) reporting unit, which comprises primarily operations attributable to the Omega acquisition in all geographic regions except for Belgium. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long-range revenue growth forecast. Step one of the goodwill impairment test involved determining the fair value of the reporting unit using a discounted cash flow technique and comparing it to the reporting unit’s carrying value. The main assumptions supporting the cash flow projections used to determine the reporting unit’s fair value included revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the reporting unit's growth plans. The BCH - ROW reporting unit did not pass step one of goodwill impairment testing. The change in fair value from previous estimates was due primarily to the changes in the market and performance of certain brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio.

The second step of the goodwill impairment test required that we determine the implied fair value of the BCH - ROW reporting unit’s goodwill, which involved determining the value of the reporting unit’s individual assets and liabilities. Due to the complex and time-consuming nature of step two, based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an estimated impairment charge of $193.6 million for the three months ended April 2, 2016. We finalized the step two fair value calculation during the three months ended July 2, 2016, which resulted in a $30.3 million reduction to the estimated impairment charge recorded during the three months ended April 2, 2016.

In connection with the preparation of our financial statements for the three months ended October 1, 2016, we identified additional indicators of goodwill impairment in both our BCH - ROW and our BCH - Belgium reporting units. With respect to both reporting units, the primary impairment indicators included an additional decline in our 2016 performance expectations for the remainder of the year and a reduction in our long-range revenue growth and margin forecasts due to the factors outlined below. Step one of the goodwill impairment test involved determining the fair value of the reporting units using a discounted cash flow technique and comparing it to the respective reporting units' carrying value. The main assumptions supporting the cash flow projections used to determine each reporting unit’s fair value included revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends and including supply chain cost improvement plans, and advertising and promotion investments largely consistent with the reporting unit's growth plans. Both the BCH - ROW and the BCH - Belgium reporting units did not pass step one of goodwill impairment testing. As it relates to the BCH - ROW reporting unit, the changes in fair value from previous estimates were due primarily to (1) changes in the market and performance of certain brands due to moderated new product launch assumptions, (2) execution of certain key product strategies falling short of expectations causing a reduction to baseline forecast models in France, Germany and Italy, (3) certain macro-economic factors having continued to impact the business more than expected in France, Russia and Turkey in addition to unfavorable foreign currency impacts experienced primarily in the UK related to Brexit. As it relates to BCH - Belgium reporting unit, the changes in fair value from previous estimates due to change in the forecast as a result of a reduction in volume with a major wholesaler due to factors consistent with those outlined for BCH - ROW.

The second step of the goodwill impairment test required that we determine the implied fair value of both the BCH - ROW and BCH - Belgium reporting units' goodwill, which involved determining the value of each reporting unit’s individual assets and liabilities. Based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an estimated impairment charge of $734.7 million related to the BCH - ROW reporting unit and $69.4 million related to the BCH - Belgium reporting unit for the three months ended October 1, 2016. Both charges were recorded in Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment. Due to the complex and time-consuming nature of step two, we expect to finalize the fair value calculation during the fourth quarter of 2016, which could result in an adjustment to the estimated impairment charge. As of October 1, 2016, the implied fair value of goodwill that remains in the BCH - ROW and BCH - Belgium reporting units is $1.0 billion and $70.2 million, respectively.

Perrigo Company plc - Item 1
Note 3

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

During the three months ended June 27, 2015, we performed our annual goodwill impairment testing, which indicated that our CHC Mexico reporting unit's goodwill fair value was below its net book value as of March 28, 2015. As a result, we initiated the second step of the goodwill impairment test to measure the amount of impairment. We concluded that the goodwill was fully impaired and recorded an impairment of $6.8 million in the CHC segment during the nine months ended September 26, 2015 in Other expense, net.

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	October 1, 2016		December 31, 2015
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$6,122.3	$914.0	$6,053.4	$667.2
Developed product technology, formulations, and product rights	1,805.9	529.0	1,383.5	426.0
Customer relationships and distribution networks	1,564.0	288.8	1,520.7	193.0
Trademarks, trade names, and brands	631.6	54.7	539.4	22.8
Non-compete agreements	14.6	11.0	15.2	12.7
Total definite-lived intangibles	$10,138.4	$1,797.5	$9,512.2	$1,321.7
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$724.2	$—	$1,868.1	$—
In-process research and development	67.9	—	48.2	—
Total indefinite-lived intangibles	792.1	—	1,916.3	—
Total other intangible assets	$10,930.5	$1,797.5	$11,428.5	$1,321.7

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

We recorded amortization expense of $162.1 million and $147.6 million for the three months ended October 1, 2016 and September 26, 2015, respectively, and $481.8 million and $397.9 million for the nine months ended October 1, 2016 and September 26, 2015, respectively. The increase in amortization expense for the 2016 nine-month period was due primarily to the incremental amortization expense incurred on the definite-lived intangible assets acquired from the Omega, Entocort®, and Tretinoin Products acquisitions.

During our impairment testing for the transition period of June 28, 2015 to December 31, 2015, we identified an impairment of certain indefinite-lived intangible assets purchased in conjunction with the Omega acquisition based on management’s expectations of the prospects for future revenues, profits, and cash flows associated with

Perrigo Company plc - Item 1
Note 3

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

In connection with the preparation of our financial statements for the three months ended October 1, 2016, we identified additional indicators of impairment associated with certain indefinite-lived and definite-lived intangible brand category assets acquired in conjunction with the Omega acquisition. The primary impairment indicators are discussed above in goodwill. The assessment of the indefinite-lived assets utilized the excess earnings method to determine fair value and resulted in an impairment charge of $575.7 million for the three months ended October 1, 2016. With regards to the definite-lived asset, it was determined that the carrying value of the asset group was not recoverable based on an assessment of the undiscounted future cash flows expected to be generated by the asset group. Given this, the excess earnings method was utilized to determine fair value of the definite-lived asset and resulted in an impairment charge of $290.2 million for the three months ended October 1, 2016. Both charges, which represented the difference between the carrying amount of the intangible assets and their estimated fair value, were recorded in Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment. The main assumptions supporting the fair value of these assets and cash flow projections are included in the goodwill discussions above.

The carrying value for certain intangible assets and goodwill equals estimated and implied fair values, respectively, and as a result, any further deterioration in those assets' fair value would lead to a further impairment charge. Future performance different from the assumptions utilized in our quantitative analyses may result in additional changes in the fair value. We will continue to monitor and assess these assets for potential impairment should further impairment indicators arise. We will complete our required annual impairment testing during the fourth quarter of 2016.

In addition, given the additional change in performance expectations for our remaining impaired cough/cold/allergy, anti-parasite, personal care and natural health brands previously recorded as indefinite-lived assets, we reclassified the remaining asset balance of $672.4 million related to these four assets to definite-lived assets with a 20-year useful life and began amortizing the assets as of October 2, 2016.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored and excluded from accounts receivable was $36.4 million and $106.7 million at October 1, 2016 and December 31, 2015, respectively.

Perrigo Company plc - Item 1
Note 5

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	October 1, 2016	December 31, 2015
Finished goods	$511.6	$483.4
Work in process	171.0	151.4
Raw materials	202.0	209.6
Total inventories	$884.6	$844.4

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

The following table summarizes the valuation of our financial instruments carried at fair value and measured at fair value on a recurring and non-recurring basis by the above pricing categories (in millions):

		Fair Value
	Fair Value Hierarchy	October 1, 2016	December 31, 2015
Measured at fair value on a recurring basis:
Assets:
Investment securities	Level 1	$53.0	$14.9

Foreign currency forward contracts	Level 2	$5.2	$4.8

Liabilities:
Interest rate swap agreements	Level 2	$—	$0.3
Foreign currency forward contracts	Level 2	0.8	3.9
Total level 2 liabilities		$0.8	$4.2

Contingent consideration	Level 3	$75.0	$17.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	Level 3	$1,105.4	$—
Indefinite-lived intangible assets(2)	Level 3	672.4	1,031.8
Definite-lived intangible assets(3)	Level 3	66.9	—
Assets held for sale, net	Level 3	14.1	37.5
Total level 3 assets		$1,858.8	$1,069.3

(1)
Goodwill with a carrying amount of $1.9 billion was written down to its implied fair value of $1.1 billion, resulting in an impairment charge of $804.1 million for the three months ended October 1, 2016; impairment charges totaled $967.5 million for the nine months ended October 1, 2016 and are included in Impairment charges on the Condensed Consolidated Statements of Operations.

Perrigo Company plc - Item 1
Note 6

(2)
Indefinite-lived intangible assets with a carrying amount of $1.2 billion were written down to a fair value of $672.4 million resulting in total impairment charges of $575.7 million for the three months ended October 1, 2016; impairment charges totaled $849.1 million for the nine months ended October 1, 2016 and are included in Impairment charges on the Condensed Consolidated Statements of Operations.

(3)
Definite-lived intangible assets with a carrying amount of $357.1 million were written down to a fair value of $66.9 million resulting in an impairment charge of $290.2 million for the three and nine months ended October 1, 2016, which is included in Impairment charges on the Condensed Consolidated Statements of Operations.

There were no transfers among Level 1, 2, and 3 during the three and nine months ended October 1, 2016 and September 26, 2015. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 7 for information on our investment securities. See Note 8 for a discussion of derivatives.

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

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Contingent Consideration
Beginning balance	$44.9	$—	$17.9	$12.4
Net realized (gains) losses	(0.4)	—	(4.0)	(12.4)
Purchases or additions	30.6	—	61.1	—
Foreign currency effect	—	—	0.1	—
Settlements	(0.1)	—	(0.1)	—
Ending balance	$75.0	$—	$75.0	$—

As of October 1, 2016 and December 31, 2015, our fixed rate long-term debt consisted of public bonds, a private placement note, and retail bonds. As of October 1, 2016, the public bonds and private placement note had a carrying value of $4.6 billion and a fair value of $4.7 billion, based on quoted market prices (Level 1). As of December 31, 2015, the public bonds and private placement note had a carrying value of $3.9 billion and fair value of $3.8 billion, based on quoted market prices (Level 1). As of October 1, 2016, our retail bonds had a carrying value of $826.4 million (excluding a premium of $60.7 million) and a fair value of $891.4 million. As of December 31, 2015, our retail bonds had a carrying value of $798.3 million (excluding a premium of $82.5 million) and a fair value of $859.8 million. The fair value of our related bonds for both periods was based on interest rates offered for borrowings of a similar nature and remaining maturities (Level 2).

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
Note 7

NOTE 7 – INVESTMENTS

Available for Sale Securities

Our available for sale securities are reported in Prepaid expenses and other current assets. Unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	October 1, 2016	December 31, 2015
Equity securities, at cost less impairments	$20.1	$6.4
Gross unrealized gains	32.9	9.3
Gross unrealized losses	—	(0.8)
Estimated fair value of equity securities	$53.0	$14.9

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. We recorded impairment charges of $1.8 million related to other-than-temporary impairments of marketable equity securities during the nine months ended October 1, 2016 due to prolonged losses incurred on each of the investments.

Cost Method Investments

Our cost method investments totaled $7.0 million and $6.9 million at October 1, 2016 and December 31, 2015, respectively, and are included in Other non-current assets.

Equity Method Investments

Our equity method investments totaled $4.9 million and $45.5 million at October 1, 2016 and December 31, 2015, respectively, and are included in Other non-current assets.

Due to significant and prolonged losses incurred on one of our equity method investments, we recorded a $22.3 million impairment in Other expense, net, during the nine months ended October 1, 2016. In addition, during the nine months ended October 1, 2016, one of our equity method investments became publicly traded. As a result, we transferred the $15.5 million investment to available for sale and recorded an $8.7 million unrealized gain, net of tax, in Other Comprehensive Income ("OCI"), as reflected in the available for sale securities table above.

We recorded a net gain of $0.1 million and a net loss of $4.1 million during the three months ended October 1, 2016 and September 26, 2015, respectively, and a net loss of $3.8 million and $7.7 million during the nine months ended October 1, 2016, and September 26, 2015, respectively, for our proportionate share of the equity method investment earnings or losses. The gains and losses were recorded in Other expense, net.

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

Perrigo Company plc - Item 1
Note 8

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be offset largely by gains and losses on the original underlying asset or liability. We do not use derivative financial instruments for speculative purposes.

All of our designated derivatives were classified as cash flow hedges as of October 1, 2016 and December 31, 2015. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings. All of our designated derivatives are assessed for hedge effectiveness quarterly.

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

During the six months ended December 31, 2015, we entered into a forward interest rate swap to hedge against changes in the benchmark interest rate between the date the interest rate swap was entered into and the date of expected future debt issuance. The interest rate swap was designated as a cash flow hedge and had a notional amount totaling $200.0 million. The interest rate swap was settled upon the issuance of an aggregate $1.2 billion principal amount of senior notes on March 7, 2016 for a cumulative after-tax loss of $7.0 million in OCI during the nine months ended October 1, 2016.

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

During the nine months ended September 26, 2015, we repaid a $300.0 million term loan with floating interest rates priced off the LIBOR yield curve, see Note 10. As a result of the term loan repayment on June 25, 2015, the forward interest rate swap agreements with notional amounts totaling $240.0 million that were in place to hedge the change in the LIBOR rate were terminated as well. We recorded a loss of $3.6 million in Other expense, net, during the nine months ended September 26, 2015 for the amount remaining in Accumulated Other Comprehensive Income ("AOCI") when the hedges were terminated.

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 15 months. The total notional amount for these contracts was $482.5 million and $755.5 million as of October 1, 2016 and December 31, 2015, respectively.

Perrigo Company plc - Item 1
Note 8

In order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price of Omega, we entered into non-designated forward contracts that matured during the three months ended March 28, 2015. We recorded losses of $259.8 million during the nine months ended September 26, 2015 related to the settlement of the forward contracts in Other expense, net. The losses on the derivatives due to changes in the euro-to-U.S. dollar exchange rates were economically offset at closing in the final settlement of the euro-denominated Omega purchase price. In June 2015, in order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated GSK Products acquisition discussed in Note 2, we entered into a non-designated option contract to protect against a strengthening of the euro relative to the U.S. dollar. We recorded losses of $1.9 million for the change in fair value of the option contract during the nine months ended September 26, 2015 in Other expense, net. Because these derivatives were economically hedging future acquisitions, the cash outflows associated with their settlement are shown as investing activity on the Consolidated Statements of Cash Flows.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects and are presented in millions.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		October 1, 2016	December 31, 2015
Designated derivatives:
Foreign currency forward contracts	Other current assets	$3.8	$3.8
Total designated derivatives		$3.8	$3.8
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$1.4	$1.0
Total non-designated derivatives		$1.4	$1.0

	Liability Derivatives
	Balance Sheet Location	Fair Value
		October 1, 2016	December 31, 2015
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.3	$2.0
Interest rate swap agreements	Other non-current liabilities	—	0.3
Total designated derivatives		$0.3	$2.3
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.5	$1.9
Total non-designated derivatives		$0.5	$1.9

The gains (losses) recorded in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Interest rate swap agreements	$—	$—	$(9.0)	$(12.0)
Foreign currency forward contracts	3.4	(0.5)	4.7	(1.6)
Total	$3.4	$(0.5)	$(4.3)	$(13.6)

Perrigo Company plc - Item 1
Note 8

The gains (losses) reclassified from AOCI into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	Income Statement Location	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Treasury locks	Interest expense, net	$—	$—	$(0.1)	$(0.1)
Interest rate swap agreements	Interest expense, net	(0.6)	(0.4)	(1.7)	(18.6)
Foreign currency forward contracts	Net sales	0.1	(0.1)	1.0	1.8
	Cost of sales	0.9	0.2	1.8	(4.4)
	Interest expense, net	(0.4)	—	(1.3)	—
	Other expense, net	(1.4)	(0.1)	—	(0.6)
Total		$(1.4)	$(0.4)	$(0.3)	$(21.9)

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized in Income (Ineffective Portion)
		Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	Income Statement Location	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Interest rate swap agreements	Other expense, net	$—	$—	$(0.1)	$—
Foreign currency forward contracts	Net sales	—	—	0.1	(0.3)
	Cost of sales	—	—	—	0.1
	Other expense, net	—	—	0.6	—
Total		$—	$—	$0.6	$(0.2)

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Foreign currency forward contracts	Other expense, net	$(0.2)	$(8.9)	$(8.7)	$(259.4)
	Interest expense, net	(1.0)	0.1	(1.5)	(3.4)
Total		$(1.2)	$(8.8)	$(10.2)	$(262.8)

NOTE 9 – ASSETS HELD FOR SALE

During the six months ended December 31, 2015, management committed to a plan to sell our U.S. VMS and India Active Pharmaceutical Ingredients ("API") businesses. As a result, the net assets attributable to both businesses were classified as held-for-sale beginning at December 31, 2015. As described in Note 2, we completed the sale of our U.S. VMS business to IVC on August 5, 2016. In addition, during the three months ended October 1, 2016, management committed to a plan to sell certain fixed assets associated with our Animal Health pet treats plant. Such assets were classified as held-for-sale beginning at October 1, 2016.

When a group of assets is classified as held-for-sale, the book value is evaluated and adjusted to the lower of its carrying amount or fair value less the cost to sell. At December 31, 2015, we determined that the carrying value of the India API business exceeded its fair value less cost to sell, resulting in an impairment charge of

Perrigo Company plc - Item 1
Note 9

$29.0 million. We recorded additional impairment charges totaling $10.8 million during the nine months ended October 1, 2016. The API business is reported primarily in our Other segment.

At October 1, 2016, we determined that the carrying value of the fixed assets associated with our Animal Health pet treats plant exceeded the fair value less the cost to sell, resulting in an impairment charge of $3.4 million. The assets associated with our Animal Health pet treats plant are reported in our CHC segment.

The assets held-for-sale were reported within Prepaid expenses and other current assets and liabilities held-for-sale were reported in Accrued liabilities. The amounts consisted of the following (in millions):

	October 1, 2016		December 31, 2015
	CHC	Other	CHC	Other
Assets held for sale
Current assets	$—	$7.3	$55.1	$13.6
Goodwill	—	2.8	13.0	14.5
Property, plant and equipment	13.3	34.0	18.8	37.4
Other assets	—	3.2	—	3.2
Less: impairment reserves	(3.4)	(39.8)	—	(29.0)
Total assets held for sale	$9.9	$7.5	$86.9	$39.7
Liabilities held for sale
Current liabilities	$0.3	$0.9	$30.5	$0.5
Other liabilities	—	2.1	—	1.7
Total liabilities held for sale	$0.3	$3.0	$30.5	$2.2

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

				October 1, 2016	December 31, 2015
Revolving credit agreements
	2015 Revolver			$—	$380.0
	2014 Revolver			—	300.0
	Total revolving credit agreements			—	680.0
Term loans
*	2014 Term loan due December 5, 2019			463.8	488.8
Notes and Bonds
	Coupon	Due
	1.300%	November 8, 2016	(2)	—	500.0
*	4.500%	May 23, 2017	(3)	202.4	195.5
*	5.125%	December 12, 2017	(3)	337.3	325.8
	2.300%	November 8, 2018	(2)	600.0	600.0
*	5.000%	May 23, 2019	(3)	134.9	130.3
	3.500%	March 15, 2021	(4)	500.0	—
	3.500%	December 15, 2021	(1)	500.0	500.0
*	5.105%	July 19, 2023	(3)	151.8	146.7
	4.000%	November 15, 2023	(2)	800.0	800.0
	3.900%	December 15, 2024	(1)	700.0	700.0
	4.375%	March 15, 2026	(4)	700.0	—
	5.300%	November 15, 2043	(2)	400.0	400.0
	4.900%	December 15, 2044	(1)	400.0	400.0
	Total notes and bonds			5,426.4	4,698.3
Other financing				4.1	86.0
Unamortized premium (discount), net				43.3	73.4
Deferred financing fees				(34.6)	(36.6)
Total borrowings outstanding				5,903.0	5,989.9
	Current indebtedness			(265.0)	(1,018.3)
Total long-term debt less current portion				$5,638.0	$4,971.6

(1)	Discussed below collectively as the "2014 Notes."

(2)	Discussed below collectively as the "2013 Notes."

(3)	Debt assumed from Omega.

(4)	Discussed below collectively as the "2016 Notes."

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We were in compliance with all covenants under our debt agreements as of October 1, 2016.

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

Perrigo Company plc - Item 1
Note 10

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which we increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below under "2016 Notes" to repay the $435.0 million then outstanding under the 2014 Revolver. There were no borrowings outstanding under the 2014 Revolver as of October 1, 2016.

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019, and we entered into a $300.0 million term loan tranche maturing December 18, 2015, which we repaid in full on June 25, 2015. During the nine months ended October 1, 2016, we made $41.9 million in scheduled principal payments on the euro-denominated term loan.

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

Notes and Bonds Assumed from Omega

In connection with the Omega acquisition, on March 30, 2015, we assumed:

•	$20.0 million in aggregate principal amount of 6.190% senior notes due 2016, which was repaid on May 29, 2015 in full;

•	€135.0 million ($147.0 million) in aggregate principal amount of 5.1045% senior notes due 2023 (the "2023 Notes");

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

2013 Notes

On November 8, 2013, Perrigo Company issued $500.0 million aggregate principal amount of its 1.300% senior notes due 2016 (the "1.300% 2016 Notes"), $600.0 million aggregate principal amount of its 2.300% senior notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.000% senior notes due 2023 (the "4.000% 2023 Notes") and $400.0 million aggregate principal amount of its 5.300% senior notes due 2043 (the "2043 Notes" and, together with the 1.300% 2016 Notes, the 2018 Notes and the 4.000% 2023 Notes, the "2013 Notes") in a private placement with registration rights. We received net proceeds of $2.3 billion from the issuance of the 2013 Notes after fees and market discount. On September 29, 2016, we repaid all $500.0 million of the 1.300% 2016 Notes outstanding.

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

Other Financing

Overdraft Facilities

On March 30, 2015, we assumed and repaid certain overdraft facilities totaling €51.4 million ($56.0 million) with the Omega acquisition. Our BCH segment uses overdraft facilities to increase the efficiency of its cash utilization and meet its short-term liquidity needs. We repaid the balance outstanding under the overdraft facilities during the nine months ended October 1, 2016, but retain the ability to use the facilities in our day-to-day cash operations. The balance outstanding under the facilities was $82.9 million at December 31, 2015 and is shown in the above table under "Other Financing".

Perrigo Company plc - Item 1
Note 11

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Numerator:
Net income (loss)	$(1,255.2)	$112.6	$(1,395.4)	$74.2

Denominator:
Weighted average shares outstanding for basic EPS	143.3	146.3	143.2	144.4
Dilutive effect of share-based awards*	—	0.6	—	0.6
Weighted average shares outstanding for diluted EPS	143.3	146.9	143.2	145.0

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	0.1	—	—

* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Shares

We issued shares related to the exercise and vesting of share-based compensation as follows:

Three Months Ended		Nine Months Ended
October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
185,000	154,000	283,000	246,000

Share Repurchases

On October 22, 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion, of which $1.5 billion is still available to be repurchased through December 31, 2018. We did not repurchase any shares under the share repurchase plan during the nine months ended October 1, 2016.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2015	$(4.4)	$(14.2)	$6.3	$(3.2)	$(15.5)
OCI before reclassifications	71.8	(3.7)	17.1	0.3	85.5
Amounts reclassified from AOCI	—	0.2	1.3	—	1.5
Other comprehensive income (loss)	71.8	(3.5)	18.4	0.3	87.0
Balance at October 1, 2016	$67.4	$(17.7)	$24.7	$(2.9)	$71.5

Perrigo Company plc - Item 1
Note 13

NOTE 13 – INCOME TAXES

The effective tax rate for the three months ended October 1, 2016 was 20.1% on a net loss compared to 14.8% on net income for the three months ended September 26, 2015. The effective tax rate for the nine months ended October 1, 2016 was 21.6% on a net loss reported in the period compared to 60.3% on net income for the nine months ended September 26, 2015. For the three and nine months ended October 1, 2016, we have estimated income taxes using the annual effective tax rate method.

Income taxes recorded through July 2, 2016 were estimated using the discrete method. For the three and nine months ended ended October 1, 2016, we had significant changes to our estimates related to additional asset impairments recognized in the third quarter and therefore determined that estimating income taxes using the annual effective tax rate method was the more appropriate method for the period ending October 1, 2016.

Our tax rate is subject to adjustment over the balance of the fiscal year due to, among other things: income tax rate changes by governments; the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments based on differing interpretations of the applicable transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. GAAP; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided for taxes.

Israel passed legislation in January 2016, effective immediately, reducing the tax rate from 26.5% to 25%. The impact on our effective tax rate was minimal.

The United Kingdom passed legislation in September 2016, reducing the tax rate effective April 1, 2020, from 18% to 17%. We expect the impact on our effective tax rate to be minimal.

The total liability for uncertain tax positions was $368.4 million and $334.7 million as of October 1, 2016 and December 31, 2015, respectively, before considering the federal tax benefit of certain state and local items.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $56.4 million and $52.1 million as of October 1, 2016 and December 31, 2015, respectively.

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

The IRS audit of our fiscal years ended June 27, 2009 and June 26, 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million (inclusive of interest) in November 2014, the statutory notice of deficiency asserted various additional adjustments, including transfer pricing adjustments. The statutory notice of deficiency's adjustments for fiscal years 2009 and 2010 asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the statutory notice of deficiency. To contest the IRS's adjustments, in January 2015 we paid the incremental tax obligation (a prerequisite to contesting the proposed adjustments in U.S. district court), and in June 2015, we filed an administrative request for a refund with the IRS. The payment was recorded during the three months ended March 28, 2015 as a deferred charge on the balance sheet given our anticipated action to recover this amount. The IRS subsequently denied our request for a refund. We anticipate filing a complaint in U.S. district court claiming a

Perrigo Company plc - Item 1
Note 13

refund of the paid amounts prior to August 2017. An unfavorable resolution of this matter could have a material impact on our consolidated financial statements in future periods.

We have ongoing audits in multiple jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States and Belgium. The IRS is auditing our fiscal years ended June 25, 2011 and June 30, 2012, and may make adjustments consistent with the adjustments made in the statutory notice of deficiency for fiscal years 2009 and 2010. In February 2016, the Belgium Tax Authority notified us that all Belgium locations will be audited for the years ended December 31, 2013 and December 31, 2014. At this time, we cannot predict the outcome of any audit or related litigation.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably be estimated as of October 1, 2016, we have not recorded a loss reserve. If certain of these matters are determined against the Company, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Securities Litigation

On May 18, 2016, a shareholder filed a securities case against the Company and our former CEO, Joseph Papa, in the District of New Jersey (Roofers’ Pension Fund v. Papa, et al.). The plaintiff purports to represent a class of shareholders for the period from April 21, 2015 through May 11, 2016, inclusive. The complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against both defendants and 20(a) control person liability against Mr. Papa. In general, the allegations concern the actions taken by the Company and the former executive to defend against the hostile takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015. The plaintiff also alleges that we provided inadequate disclosure concerning alleged integration problems related to the Omega acquisition in the period from April 21, 2015 through May 11, 2016. The case is in an early stage. Four different plaintiff groups have sought appointment as lead plaintiff/lead counsel. The court will decide who will represent the purported class. Once the court has chosen a lead plaintiff, the plaintiff will likely file an amended complaint and the defendants will then have an opportunity to make a motion to dismiss the case.

On July 19, 2016, a shareholder filed a securities class action against the Company and our former CEO, Joseph Papa, in the District of New Jersey. (Wilson v. Papa, et al.) The plaintiff purports to represent a class of persons who sold put options on the Company shares between April 21, 2015 and May 11, 2016. In general, the allegations and the claims are the same as those made in the Roofers' Pension Fund case described above. Subsequently, this shareholder filed papers in the Roofers' Pension Fund case as one of four candidates seeking to be named lead plaintiff or co-lead plaintiff in that case. The Wilson plaintiff also filed a motion to have the Wilson case consolidated with the Roofers' Pension Fund case. The court has not yet acted on the motion to consolidate or the motion for appointment as lead plaintiff.

On May 22, 2016, shareholders filed a securities class action against the Company and five individual defendants: Mr. Papa, our former Executive Vice President and General Manager of the BCH segment Marc Coucke, our Chief Executive Officer John Hendrickson, and our Board members Gary Kunkle, Jr. and Laurie Brlas alleging violations of Israeli law in the District Court of Tel Aviv-Jaffa (Schwieger et al. v. Perrigo Company plc, et al.). On June 15, 2016, Perrigo filed a motion to stay the case pending the outcome of the securities class action pending in the New Jersey federal court. The plaintiffs did not oppose the motion. The Israeli court granted the motion on the same day, and the action is stayed.

Perrigo Company plc - Item 1
Note 14

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

During a July 11, 2016 hearing on Perrigo’s motion to appeal the certification decision, the court noted that permission should be granted to Perrigo's appeal given issues with the scope of the District Court's decision.  The court ultimately recommended the parties pursue mediation, noting that no decision on Perrigo's motion to appeal will be made pending the results of the mediation. The parties are now engaged in the mediation process. At this stage, we cannot reasonably predict the outcome or the liability, if any, associated with this claim.

Tysabri® Product Liability Lawsuits

Perrigo and collaborator Biogen are co-defendants in product liability lawsuits arising out of the occurrence of Progressive Multifocal Leukoencephalopathy, a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®. Perrigo and Biogen will each be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. During calendar year 2016, one case in the U.S. was settled and two others were dismissed with prejudice. While the remaining lawsuits will be vigorously defended, management cannot predict how these cases will be resolved. Adverse results in one or more of these lawsuits could result in substantial judgments against the Company.

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

Perrigo Company plc - Item 1
Note 15

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

NOTE 16 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies, typically in connection with business acquisitions. The following reflects our restructuring activity (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Beginning balance	$12.2	$1.7	$20.7	$3.2
Additional charges	6.6	2.2	17.9	3.1
Payments	(8.6)	(1.9)	(33.3)	(4.5)
Non-cash adjustments	0.1	(0.7)	5.0	(0.5)
Ending balance	$10.3	$1.3	$10.3	$1.3

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges incurred during the three and nine months ended October 1, 2016 were associated primarily with actions we took to streamline our organization as announced on October 22, 2015 and did not materially impact any one reportable segment. There were no other material restructuring programs in any of the periods presented. All charges are recorded in Restructuring expense. The remaining $5.1 million liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining $5.2 million liability for lease exit costs will be incurred over the remaining terms of the applicable leases.

NOTE 17 – SEGMENT INFORMATION

Our reporting segments are as follows:

•
CHC is focused primarily on the global sale of OTC store brand products including cough, cold, allergy and sinus, analgesic, gastrointestinal, smoking cessation, infant formula and food, animal health, and diagnostic products.

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

Perrigo Company plc - Item 1
Note 17

The below tables show select financial measures by reporting segment (in millions):

Total Assets	October 1, 2016	December 31, 2015
CHC	$3,873.8	$4,007.8
BCH	4,460.2	6,324.0
Rx	3,304.0	3,015.5
Specialty Sciences	5,634.0	5,833.5
Other	195.6	213.1
Total	$17,467.6	$19,393.9

	Three Months Ended
	October 1, 2016			September 26, 2015
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHC	$669.1	$100.1	$19.2	$675.2	$117.3	$19.4
BCH	304.0	(1,684.3)	38.9	302.2	4.4	36.3
Rx	267.4	77.9	30.7	260.3	91.0	18.6
Specialty Sciences	93.4	23.3	72.8	84.5	9.0	72.8
Other	21.0	(1.6)	0.5	22.5	6.2	0.5
Unallocated	—	(30.6)	—	—	(39.3)	—
Total	$1,354.9	$(1,515.2)	$162.1	$1,344.7	$188.6	$147.6

	Nine Months Ended
	October 1, 2016			September 26, 2015
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHC	$2,055.6	$313.6	$58.1	$2,106.4	$364.8	$52.1
BCH*	1,015.3	(2,128.7)	113.9	703.4	31.0	70.5
Rx	817.4	262.1	90.1	790.1	290.4	55.5
Specialty Sciences	271.3	49.7	218.3	250.1	21.0	218.4
Other	59.5	2.6	1.4	75.4	18.6	1.4
Unallocated	—	(80.0)	—	—	(111.1)	—
Total*	$4,219.1	$(1,580.7)	$481.8	$3,925.4	$614.7	$397.9

*
The BCH segment was created on March 30, 2015 as a result of the Omega acquisition, thus data for the nine months ended September 26, 2015 includes only six months of results from operations attributable to Omega.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q and our Form 10-KT for the transition period from June 28, 2015 to December 31, 2015. These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our Form 10-KT for the transition period from June 28, 2015 to December 31, 2015 and Part II, Item 1A of this Form 10-Q.

Perrigo Company plc - Item 2
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

             Our reporting segments are as follows:

•
Consumer Healthcare ("CHC") is focused primarily on the global sale of OTC store brand products including cough, cold, allergy and sinus, analgesic, gastrointestinal, smoking cessation, infant formula and food, animal health, and diagnostic products.

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

Leadership Changes

On August 29, 2016, Jim Michaud joined the Company as Executive Vice President, Chief Human Resources Officer.

On November 8, 2016, we appointed John Wesolowski the General Manager, Rx Pharmaceuticals. Mr. Wesolowski served as Acting General Manager, Rx Pharmaceuticals following the resignation of Doug Boothe on July 20, 2016.

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

Interim Impairment Testing

In connection with the preparation of our financial statements for the three-month period ended April 2, 2016, we identified indicators of goodwill impairment in our BCH - rest of world (“BCH - ROW”) reporting unit, which

Perrigo Company plc - Item 2
Executive Overview

comprises primarily operations attributable to the Omega acquisition in all geographic regions except for Belgium. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long-range revenue growth forecast. Step one of the goodwill impairment test involved determining the fair value of the reporting unit using a discounted cash flow technique and comparing it to the reporting unit’s carrying value. The main assumptions supporting the cash flow projections used to determine the reporting unit’s fair value included revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the reporting unit's growth plans. The BCH-ROW reporting unit did not pass step one of goodwill impairment testing. The change in fair value from previous estimates was due primarily to the changes in the market and performance of certain brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio.

The second step of the goodwill impairment test required that we determine the implied fair value of the BCH - ROW reporting unit’s goodwill, which involved determining the value of the reporting unit’s individual assets and liabilities. Due to the complex and time-consuming nature of step two, based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an estimated impairment charge of $193.6 million for the three months ended April 2, 2016. We finalized the step two fair value calculation during the three months ended July 2, 2016, which resulted in a $30.3 million reduction to the estimated impairment charge recorded during the three months ended April 2, 2016,

In connection with the preparation of our financial statements for the three months ended October 1, 2016, we identified additional indicators of goodwill impairment in both our BCH - ROW and our BCH - Belgium reporting units. With respect to both reporting units, the primary impairment indicators included an additional decline in our 2016 performance expectations for the remainder of the year and a reduction in our long-range revenue growth and margin forecasts due to the factors outlined below. Step one of the goodwill impairment test involved determining the fair value of the reporting units using a discounted cash flow technique and comparing it to the respective reporting units' carrying value. The main assumptions supporting the cash flow projections used to determine each reporting unit’s fair value included revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends and including supply chain cost improvement plans, and advertising and promotion investments largely consistent with the reporting unit's growth plans. Both the BCH - ROW and the BCH - Belgium reporting units did not pass step one of goodwill impairment testing. As it relates to the BCH - ROW reporting unit, the changes in fair value from previous estimates were due primarily to (1) changes in the market and performance of certain brands due to moderated new product launch assumptions, (2) execution of certain key product strategies falling short of expectations causing a reduction to baseline forecast models in France, Germany and Italy, (3) certain macro-economic factors having continued to impact the business more than expected in France, Russia and Turkey in addition to unfavorable foreign currency impacts experienced primarily in the UK related to Brexit. As it relates to BCH - Belgium reporting unit, the changes in fair value from previous estimates due to change in the forecast as a result of a reduction in volume with a major wholesaler due to factors consistent with those outlined for BCH - ROW.

The second step of the goodwill impairment test required that we determine the implied fair value of both the BCH - ROW and BCH - Belgium reporting units' goodwill, which involved determining the value of each reporting unit’s individual assets and liabilities. Based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an estimated impairment charge of $734.7 million related to the BCH - ROW reporting unit and $69.4 million related to the BCH - Belgium reporting unit for the three months ended October 1, 2016. Both charges were recorded in Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment. Due to the complex and time-consuming nature of step two we expect to finalize the fair value calculation during the fourth quarter of 2016, which could result in an adjustment to the estimated impairment charge. As of October 1, 2016, $1.0 billion and $70.2 million of goodwill remains in the BCH - ROW and BCH - Belgium reporting units, respectively.

In connection with the preparation of our financial statements for the three-month period ended April 2, 2016, we identified indicators of impairment associated with certain indefinite-lived intangible assets acquired in conjunction with the Omega acquisition. The primary impairment indicators included the decline in our 2016

Perrigo Company plc - Item 2
Executive Overview

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

In connection with the preparation of our financial statements for the three months ended October 1, 2016, we identified additional indicators of impairment associated with certain indefinite-lived and definite-lived intangible brand category assets acquired in conjunction with the Omega acquisition. The primary impairment indicators are discussed above in goodwill. The assessment of the indefinite-lived assets utilized the excess earnings method to determine fair value and resulted in an impairment charge of $575.7 million for the three months ended October 1, 2016. With regards to the definite-lived asset, it was determined that the carrying value of the asset group was not recoverable based on an assessment of the undiscounted future cash flows expected to be generated by the asset group. Given this, the excess earnings method was utilized to determine fair value of the definite-lived asset and resulted in an impairment charge of $290.2 million for the three months ended October 1, 2016. Both charges, which represented the difference between the carrying amount of the intangible assets and their estimated fair value, were recorded in Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment. The main assumptions supporting the fair value of these assets and cash flow projections are included in the goodwill discussions above.

The carrying value for certain intangible assets and goodwill equals estimated and implied fair values, respectively, and as a result, any further deterioration in those assets' fair value would lead to a further impairment charge. Future performance different from the assumptions utilized in our quantitative analyses may result in additional changes in the fair value. We will continue to monitor and assess these assets for potential impairment should further impairment indicators arise. We will complete our required annual impairment testing during the fourth quarter of 2016.

In addition, given the additional change in performance expectations for our remaining impaired cough/cold/allergy, anti-parasite, personal care and natural health brands previously recorded as indefinite-lived assets, we reclassified the remaining asset balance of $672.4 million related to these four assets to definite-lived assets with a 20-year useful life and began amortizing the assets as of October 2, 2016.

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

•	We continued restructuring associated primarily with actions we took to streamline our organization as announced on October 22, 2015;

•	We issued $1.2 billion of senior notes and repaid borrowings under revolving credit facilities;

•	We prepaid $500.0 million outstanding under our 1.300% Senior Notes due 2016 ("1.300% 2016 Notes") on September 29, 2016;

•	We completed several strategic acquisitions within our CHC and Rx segments that expanded our portfolio of products; and

•	We completed the sale of our U.S. Vitamins, Minerals, and Supplements ("VMS") business to International Vitamins Corporation ("IVC") on August 5, 2016.

RESULTS OF OPERATIONS

CONSOLIDATED

Recent Trends and Developments

•
We have experienced a reduction in pricing expectations during 2016 in comparison to historical patterns in our U.S. businesses, in particular in our Rx segment, due to industry and competitive pressures in the sector. The reduced pricing is attributable to a variety of factors including increased focus from customers to capture supply chain productivity savings, low raw material commodity pricing, competition in specific product categories, the loss of exclusivity on certain products, and consolidation of certain customers in the Rx segment. We have seen year-over-year pricing in the third quarter of 2016 moderate from the levels experienced in the first half of 2016. We expect this pricing environment to continue to impact the Company for the foreseeable future.

•
Our expectations for the BCH segment continue to be impacted by market dynamics in key countries such as Belgium, France, Germany and Italy. Factors impacting these countries include softness in certain leading brand categories primarily due to lower sell-through during the current year due to the re-staging launch timing of certain products, changes in timing of certain advertising and promotional campaigns compared to the prior year, and macro-economic factors, including unfavorable foreign currency impacts experienced primarily in the UK related to Brexit. The BCH segment has established a brand prioritization strategy to address these market dynamics, with an objective to balance the cost of advertising and promotion investments with expected contributions from category sales. The segment has further impacted in Belgium by a change in the forecasts with a major wholesaler, as management implements improved supply chain efficiencies in this market.

•
Our expectations for 2016 new product sales are consistent with those communicated in our Form 10-Q for the three months ended April 2, 2016, but continue to remain lower than we anticipated as of December 31, 2015. Several new product launches have been delayed due to the regulatory approval process for certain new products in the U.S. and modifications to market share penetration and timing assumptions for new products in our Rx and BCH segments.

•
On November 10, 2016, we announced the following strategic actions: (1) we are exploring strategic alternatives for the potential sale our Tysabri® asset, which is reported in our Specialty Sciences segment; (2) as part of the Company’s portfolio review process, we are conducting a comprehensive internal evaluation of the Rx pharmaceuticals segments’ market position, growth opportunities and interdependencies with other Company manufacturing and shared service operations to determine if

Perrigo Company plc - Item 2
Consolidated

strategic alternatives should be explored;  and (3) we are conducting a review of segment and corporate cost structures to align with existing and future expected market dynamics.  We expect to complete these evaluations and reviews by the end of March 2017.

Consolidated Results

	Three Months Ended		% Change	Nine Months Ended		% Change
($ in millions)	September 26, 2015	October 1, 2016		September 26, 2015	October 1, 2016
Net sales	$1,344.7	$1,354.9	1%	$3,925.4	$4,219.1	7%
Gross profit	$548.8	$506.3	(8)%	$1,555.7	$1,596.4	3%
Gross profit %	40.8%	37.4%		39.6%	37.8%
Operating expenses	$360.2	$2,021.5	461%	$941.0	$3,177.1	238%
Operating expenses %	26.8%	149.2%		24.0%	75.3%
Operating income (loss)	$188.6	$(1,515.2)	(904)%	$614.7	$(1,580.7)	(357)%
Operating income (loss) %	14.0%	(111.8)%		15.7%	(37.5)%
Interest and other, net	$56.4	$56.3	—%	$427.8	$198.4	(54)%
Income tax expense (benefit)	$19.6	$(316.3)	(1,719)%	$112.7	$(383.7)	(440)%
Net income (loss)	$112.6	$(1,255.2)	(1,215)%	$74.2	$(1,395.4)	(1,981)%

The increase in consolidated sales for the three months ended October 1, 2016 as compared to the prior year period was primarily due to higher sales in the Rx segment attributable to contributions from acquisitions and new products and in the Specialty Sciences segment as a result of increased royalties from sales of Tysabri®. These increases were offset partially by lower sales in the CHC segment due to the sale of the U.S. VMS business in August 2016 and lower sales in the cough/cold and analgesics categories. Consolidated operating income for the three months ended October 1, 2016 decreased from the prior year period due primarily to lower gross profit margin flow through primarily as a result of reduced pricing in the Rx segment and product mix in the BCH segment.

The most significant change in our consolidated nine-month year-over-year results was the addition of Omega Pharma Invest N.V. ("Omega"). Omega was acquired on March 30, 2015; thus, results for the nine-months ended September 26, 2015 included only six months of operations attributable to Omega. The net loss for the nine months ended October 1, 2016 was due primarily to the recording of goodwill and intangible asset impairment charges totaling $2.1 billion, as described above under "Interim Impairment Testing" and in Item 1. Note 3. Net income in the prior year period included a $259.8 million loss on derivatives we used to economically hedge fluctuations in the euro-denominated purchase price of the Omega acquisition as described in Item 1. Note 8.

Further details and analysis of our financial results for the three and nine months ended October 1, 2016 and September 26, 2015 are provided below by reporting segment and line item.

Perrigo Company plc - Item 2
CHC

CONSUMER HEALTHCARE

Recent Trends and Developments

•
On August 5, 2016, we completed the sale of our U.S. VMS business to IVC for $61.8 million inclusive of an estimated working capital adjustment. Sales attributable to the U.S. VMS business totaled $21.0 million and $40.9 million for the three months ended October 1, 2016 and September 26, 2015, respectively, and $110.1 million and $118.0 million for the nine months ended October 1, 2016 and September 26, 2015, respectively.

•
We have experienced a reduction in pricing expectations, primarily in the cough/cold, animal health and analgesics categories within our CHC segment in 2016 due to various factors, including increased focus from customers to capture supply chain productivity savings, low raw material commodity pricing, and competition in specific product categories. We expect this pricing environment to continue to impact our CHC segment for the foreseeable future.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$675.2	$669.1
Gross profit	$231.0	$216.8
Gross profit %	34.2%	32.4%
Operating income	$117.3	$100.1
Operating income %	17.4%	15.0%

Three Months Ended October 1, 2016 vs. Three Months Ended September 26, 2015

Net sales decreased $6.1 million, or 1%, over the prior year period due to:

•	Lower year-over-year sales of $19.9 million attributable to the U.S. VMS business, which was sold in August 2016;

•	A net decrease in sales of existing products of $12.3 million due to:

•	Strong sales in our infant nutrition and smoking cessation categories; more than offset by

•	Pricing pressure primarily in the cough/cold, animal health, and analgesics categories;

•	A milder allergy season, which impacted sales in the cough/cold category; and

•	Lower sales in the antacids category; and

•	Discontinued products of $5.6 million; and

•	Unfavorable foreign currency movement of $7.0 million; offset partially by

•
New product sales of $33.1 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®), the guaifenesin family of products (store brand equivalent to Mucinex®), and several new infant formula and food products; and

•	Incremental net sales of $5.6 million from acquisitions (primarily the ScarAway® acquisition).

Perrigo Company plc - Item 2
CHC

Operating income decreased $17.2 million, or 15%, as a result of:

•	A decrease of $14.2 million in gross profit due to:

•	Pricing pressure as noted above; and

•	Increased intangible asset amortization expense associated primarily with the ScarAway® acquisition; offset partially by

•	Margin contributions from new products and strong performance in the infant health and smoking cessation categories; and

•	Continued manufacturing and supply chain efficiencies.

•	An increase of $3.0 million in operating expenses due to:

•	Increased research and development investments of $1.1 million due to timing of clinical trials;

•	Increased restructuring expenses of $3.2 million related primarily to the sale of our U.S. VMS business; and

•	A $3.4 million impairment charge recorded on the held-for-sale assets associated with our Animal Health pet treats plant; offset partially by

•	Decreased administrative expenses of $4.3 million due to cost containment.

Nine Month Comparison

	Nine Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$2,106.4	$2,055.6
Gross profit	$701.1	$660.8
Gross profit %	33.3%	32.1%
Operating income	$364.8	$313.6
Operating income %	17.3%	15.3%

Nine Months Ended October 1, 2016 vs. Nine Months Ended September 26, 2015

Net sales decreased $50.8 million, or 2%, over the prior year period due to:

•	A net $94.4 million decrease in existing product sales as a result of:

•	Strong sales in our infant nutrition and smoking cessation categories; more than offset by

•	A milder cold and flu season in the first and second quarters of 2016, which led to weaker sales in the cough/cold and analgesics categories;

•	Pricing pressure, which particularly impacted sales in the cough/cold, analgesics, and animal health categories;

•	Lower sales in the antacids category; and

•	Timing of promotions in the second and third quarters of 2015 and a milder allergy season in the third quarter of 2016, which impacted current year sales in the cough/cold category; and

•	Discontinued products of $55.0 million related primarily to a label refresh within the infant formula category;

•	Lower year-over-year sales of $7.9 million attributable to the U.S. VMS business, which was sold in August 2016; and

•	Unfavorable foreign currency movement of $19.6 million; offset partially by

•
New product sales of $96.3 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®), the guaifenesin family of products (store brand equivalent to Mucinex®), several new infant formula and food products, and new animal health products; and

•	Incremental net sales of $29.8 million due primarily to the Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps") and the ScarAway® acquisitions.

Perrigo Company plc - Item 2
CHC

Operating income decreased $51.2 million, or 14%, as a result of:

•	A decrease of $40.3 million in gross profit due to:

•	Pricing pressure as noted above; and

•	Increased intangible asset amortization expense associated primarily with the Gelcaps and ScarAway® acquisitions; offset partially by

•	Margin contributions from new products and strong performance in the infant nutrition and smoking cessation categories; and

•	Continued manufacturing and supply chain efficiencies.

•	An increase of $10.9 million in operating expenses due to:

•	A $6.2 million impairment charge related to the sale of the U.S. VMS business;

•	A $3.4 million impairment charge recorded on the held-for-sale assets associated with our Animal Health Pet treats plant;

•	Increased restructuring expenses of $5.0 million related primarily to the sale of the U.S. VMS business; and

•	Increased research and development investments due to timing of clinical trials; offset partially by

•	Decreased administrative expenses due to cost containment.

BRANDED CONSUMER HEALTHCARE

Recent Trends and Developments

•
Our expectations for the BCH segment continue to be impacted by market dynamics in key countries such as Belgium, France, Germany and Italy. Factors impacting these countries include softness in certain leading brand categories primarily due to lower sell-through during the current year due to the re-staging launch timing of certain products, changes in timing of certain advertising and promotional campaigns compared to the prior year, and macro-economic factors, including unfavorable foreign currency impacts experienced primarily in the UK related to Brexit. The BCH segment has established a brand prioritization strategy to address these market dynamics, with an objective to balance the cost of advertising and promotion investments with expected contributions from category sales. The segment has further impacted in Belgium by a change in the forecasts with a major wholesaler, as management implements improved supply chain efficiencies in this market.

•
Our expectations for 2016 new product sales are consistent with those communicated in our Form 10-Q for the three months ended April 2, 2016, but continue to remain lower than anticipated as of December 31, 2015. Several new product launches have been delayed due to modifications to market share penetration and timing assumptions for new products in Europe.

•
We continue to make progress on our previously announced restructuring plans to right-size the BCH business due to the impact of market dynamics on sales volumes. In addition, we made several strategic leadership changes during the three months ended October 1, 2016, including new leaders for Belgium, France and Germany. Management continues to evaluate the overall cost structure relative to current and expected market dynamics.

•	Management continues to evaluate the most effective business model for each country and has announced strategic evaluations for Russia, South Africa, and Argentina.

Perrigo Company plc - Item 2
BCH

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$302.2	$304.0
Gross profit	$164.3	$131.6
Gross profit %	54.4%	43.3%
Operating income (loss)	$4.4	$(1,684.3)
Operating income (loss) %	1.4%	(554.1)%

Three Months Ended October 1, 2016 vs. Three Months Ended September 26, 2015

Net sales increased $1.8 million, or 1%, over the prior year period due to:

•	New product sales of $25.8 million; and

•	Incremental net sales of $17.5 million from the Naturwohl Pharma GmbH ("Naturwohl") and GlaxoSmithKline Consumer Healthcare Product Portfolio ("GSK Products") acquisitions; offset by

•
Decreased sales volumes of existing products totaling $32.1 million due primarily to weaker current year sales in the lifestyle category attributable in large part to a product launch in the prior year period and the natural health/vitamins category due primarily to timing of promotional activities and the planned divestment of the Etixx® brand;

•	Unfavorable foreign currency movement of $5.5 million; and

•	Discontinued products of $4.1 million.

Operating income decreased $1.7 billion, as a result of:

•	A decrease of $32.7 million in gross profit due to:

•	Decreased sales of existing products in the higher-margin lifestyle and natural health/vitamins categories as noted above;

•	Weaker performance in Belgium;

•	Higher inventory obsolescence realized primarily from prior year product levels; and

•	Unfavorable foreign currency effect; offset partially by

•	An increase of $1.7 billion in operating expenses due primarily to intangible asset and goodwill impairment charges totaling $1.7 billion, as described above under "Interim Impairment Testing"; and

•	A decrease of advertising and promotional spending due to previously announced strategic initiatives to better align promotional investments with sales.

Nine Month Comparison*

* The BCH segment was created on March 30, 2015 as a result of the Omega acquisition, thus comparative prior year data for the nine months ended September 26, 2015 includes only six months of results from operations.

Perrigo Company plc - Item 2
BCH

	Nine Months Ended
($ in millions)	September 26, 2015*	October 1, 2016
Net sales	$703.4	$1,015.3
Gross profit	$354.5	$461.2
Gross profit %	50.4%	45.4%
Operating income (loss)	$31.0	$(2,128.7)
Operating income (loss) %	4.4%	(209.7)%

Nine Months Ended October 1, 2016 vs. Nine Months Ended September 26, 2015

Net sales increased $311.9 million, or 44%, over the prior year period due to:

•	An additional three months of results from operations attributable to Omega;

•	New products totaling $85.3 million; and

•	Sales from the Naturwohl and GSK Products acquisitions totaling $84.2 million; offset partially by

•
Decreased sales volumes of existing products due primarily to weaker current year sales in the lifestyle category due in part to a product launch in the prior year period and the natural health/vitamins category due primarily to timing of promotional activities and the planned divestment of the Etixx® brand;

•	Unfavorable foreign currency movement of $5.0 million; and

•	Discontinued products of $5.6 million.

Operating income decreased $2.2 billion due to:

•	A $106.7 million increase in gross profit due to an additional three months of operations attributable to Omega; more than offset by

•	Decreased sales of existing products in the higher-margin lifestyle and natural health/vitamins categories noted above,

•	Weaker performance in Belgium,

•	Higher inventory obsolescence realized primarily from a prior year product levels, and

•	Unfavorable foreign currency effect; more than offset by

•	An increase of $2.3 billion in operating expenses due primarily to:

•	Intangible asset and goodwill impairment charges totaling $2.1 billion, as described above under "Interim Impairment Testing";

•	An additional three months of operations; and

•	Restructuring charges totaling $8.3 million related to strategic organizational enhancements; offset partially by

•	Cost control measures employed to mitigate lower forecasted sales and operating income.

Perrigo Company plc - Item 2
Rx

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We continue to experience a significant reduction in pricing expectations in our Rx segment due to industry and competitive pressures in the sector. This softness in pricing is attributed to various factors, including increased focus from customers to capture supply chain productivity savings, low raw material commodity pricing, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact the segment for the foreseeable future.

•
On January 22, 2016, we acquired a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, for $416.4 million in cash ("Tretinoin Products").

•	On March 1, 2016, we completed the acquisition of two development-stage specialty Rx products to further invest in our specialty Rx portfolio.

•
On August 22, 2016, we purchased the remaining 60.9% ownership right to a generic BenzaclinTM product ("Generic BenzaclinTM"), which we developed and marketed in collaboration with Barr Laboratories. As a result of this transaction, we are now entitled to 100% of income from sales of the product.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$260.3	$267.4
Gross profit	$130.4	$128.1
Gross profit %	50.1%	47.9%
Operating income	$91.0	$77.9
Operating income %	34.9%	29.1%

Three Months Ended October 1, 2016 vs. Three Months Ended September 26, 2015

Net sales increased $7.1 million, or 3%, due to:

•	Sales attributable to the Entocort® and Tretinoin Products acquisitions totaling $32.2 million; and

•	New product sales of $18.3 million due primarily to sales of benzoyl peroxide 5%-clindamycin 1% gel (a generic version of Benzaclin™); offset partially by

•
Decreased sales of existing products of $40.7 million due to lower sales volume of certain products, pricing pressure across the portfolio, and the lack of exclusive market position for two key products versus the prior year; and

•	Unfavorable foreign exchange movement of $2.8 million.

Segment operating income decreased $13.1 million, or 14%, as a result of:

•
A decrease of $2.3 million in gross profit due primarily to the pricing pressure noted above as well as higher amortization expense from the Entocort® and Tretinoin Products acquisitions, offset largely by an increase

Perrigo Company plc - Item 2
Rx

in gross profit attributable to product acquisitions, new product sales, and increased manufacturing productivity.

•
An increase of $10.8 million in operating expenses due primarily to increased research and development investments of $5.7 million as a result of the timing of clinical trials and a $4.9 million fair value adjustment on contingent consideration related to the two development-stage specialty Rx products that we acquired on March 1, 2016.

Nine Month Comparison

	Nine Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$790.1	$817.4
Gross profit	$433.4	$394.7
Gross profit %	54.8%	48.3%
Operating income	$290.4	$262.1
Operating income %	36.7%	32.1%

Nine Months Ended October 1, 2016 vs. Nine Months Ended September 26, 2015

Net sales increased $27.3 million, or 3%, due to:

•	Net sales attributable to the Entocort® and Tretinoin Products acquisitions totaling $121.5 million; and

•	New product sales of $55.1 million due primarily to sales of benzoyl peroxide 5%-clindamycin 1% gel (a generic version of Benzaclin™); offset partially by

•
Decreased sales of existing products of $140.9 million due to declined sales volume of certain products, pricing pressure across the portfolio, and the lack of exclusive market position for two key products versus the prior year;

•	Discontinued products of $3.6 million; and

•	Unfavorable foreign exchange movement of $4.8 million.

Segment operating income decreased $28.3 million, or 10%, as a result of:

•
A decrease of $38.7 million in gross profit due primarily to the pricing pressure noted above, as well as higher amortization expense from the Entocort® and Tretinoin Products acquisitions; offset partially by

•	A decrease of $10.4 million in operating expenses due primarily to:

•	The absence of an $18.0 million research and development payment made in connection with a research and development contractual arrangement in the prior year; offset by

•	Increased selling and administration expenses of $4.1 million; and

•	Increased research and development investments of $3.2 million due to timing of clinical trials.

Perrigo Company plc - Item 2
Specialty Sciences

SPECIALTY SCIENCES

Recent Trends and Developments

•
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

•	On November 10, 2016, we announced that we are exploring strategic alternatives for our Tysabri® asset, which is reported in our Specialty Sciences segment.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$84.5	$93.4
Gross profit	$12.0	$20.6
Gross profit %	14.2%	22.1%
Operating income	$9.0	$23.3
Operating income %	10.7%	25.0%

Three Months Ended October 1, 2016 vs. Three Months Ended September 26, 2015

Net sales increased $8.9 million due to an increase in royalties received from Biogen's sales of Tysabri®, inclusive of a one-time favorable adjustment Biogen made to their discounts and allowances. Based on the current royalty percentage that we receive, the effect of this benefit was approximately $3.6 million. Operating income increased $14.3 million due to the increased royalties as well a $5.7 million reduction in operating expenses due to lower legal costs in the current year.

Nine Month Comparison

	Nine Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$250.1	$271.3
Gross profit	$32.5	$53.0
Gross profit %	13.0%	19.5%
Operating income	$21.0	$49.7
Operating income %	8.4%	18.3%

Perrigo Company plc - Item 2
Specialty Sciences

Nine Months Ended October 1, 2016 vs. Nine Months Ended September 26, 2015

Net sales increased $21.2 million due to an increase in royalties received from Biogen's sales of Tysabri®, inclusive of a one-time favorable adjustment Biogen made to their discounts and allowances. Based on the current royalty percentage that we receive, the effect of this benefit was approximately $3.6 million in the three months ended October 1, 2016. This increase was offset partially by $1.4 million of unfavorable foreign currency movement. Operating income increased $28.7 million due to the increased royalties as well a $8.2 million reduction in operating expenses due primarily to lower legal costs in the current year.

OTHER

Recent Trends and Developments

We are pursuing the sale of our API business based in India and expect the sale to take place in the next 12 months. On October 1, 2016, the net assets of the India API business were classified as "held for sale" as discussed in Item 1. Note 9.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$22.5	$21.0
Gross profit	$11.1	$9.3
Gross profit %	49.5%	44.5%
Operating income (loss)	$6.2	$(1.6)
Operating income (loss) %	27.5%	(7.4)%

Three Months Ended October 1, 2016 vs. Three Months Ended September 26, 2015

Net sales decreased $1.5 million due primarily to increased competition on certain products, in particular, U.S. sales of Temozolomide. The operating loss in the current year period was due primarily to a $6.5 million impairment charge recorded on the India API held-for-sale business, offset partially by reduced operating expenses.

Nine Month Comparison

Perrigo Company plc - Item 2
Other

	Nine Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$75.4	$59.5
Gross profit	$34.2	$26.8
Gross profit %	45.4%	45.0%
Operating income	$18.6	$2.6
Operating income %	24.6%	4.4%

Nine Months Ended October 1, 2016 vs. Nine Months Ended September 26, 2015

Net sales decreased $15.9 million due primarily to competition on certain products, in particular, U.S. sales of Temozolomide. Operating income decreased $16.0 million due primarily to a $7.4 million decrease in gross profit due to increased competition and a $10.8 million impairment charge recorded on the India API held-for-sale business, offset partially by a reduction in operating expenses.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate expenses not allocated to the segments and are recorded in operating income. Unallocated expenses were $30.5 million for the three months ended October 1, 2016, compared to $39.3 million for the three months ended September 26, 2015, a decrease of $8.8 million. The reduction in unallocated expenses was due primarily to fees of $15.6 million related to our defense against the hostile takeover bid by Mylan N.V. ("Mylan") incurred in the prior-year period, offset partially by a $7.4 million increase in legal and professional fees in the current period.

Unallocated expenses were $79.9 million for the nine months ended October 1, 2016 compared to $111.1 million for the prior year period, a decrease of $31.2 million. The reduction in unallocated expense was due primarily to $18.1 million of Omega acquisition-related fees and $29.0 million of legal and professional fees related to our defense against the hostile takeover bid by Mylan, both of which were incurred only in the prior-year period. We also experienced a $14.9 million reduction in share-based compensation in the current year period due primarily to the resignation of Joseph C. Papa. These decreases were offset partially by a $20.2 million increase in legal and professional fees in the current period.

Interest and Other (Consolidated)

Interest Expense, Net

Interest expense, net was $54.6 million for the three months ended October 1, 2016, compared to $43.4 million for the prior year period. The $11.2 million increase was due to interest incurred in the current year on the $1.2 billion senior notes issued on March 7, 2016.

Interest expense, net was $163.2 million for the nine months ended October 1, 2016, compared to $132.7 million for the prior year period. The $30.5 million increase was due to interest incurred on the debt assumed in the Omega acquisition, borrowings on our revolving credit agreements during the nine months ended October 1, 2016, and the issuance of $1.2 billion of senior notes on March 7, 2016. See the "Borrowings and Capital Resources" section below and Item 1. Note 10 for more information.

Other Expense, Net

Other expense, net, was $1.0 million for the three months ended October 1, 2016, compared to $13.0 million in the prior year period. The $12.0 million decrease was due primarily to the absence of a $4.2 million

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

loss on equity methods investments and a $4.8 million loss associated with an acquisition-related derivative recorded in the prior year. See Item 1. Notes 7 and 8, for more information on the derivative losses and equity method investment losses, respectively.

Other expense, net, was $34.1 million for the nine months ended October 1, 2016, compared to $294.2 million in the prior year period. The $260.1 million decrease was due primarily to the absence of the $259.8 million loss incurred in the prior year period on the derivatives we used to economically hedge fluctuations in the euro-denominated purchase price of the Omega and GSK Products acquisitions. The losses on the derivatives due to the changes in the EUR/USD exchange rate prior to their settlement economically offset the final settlement of the euro-denominated Omega purchase price paid on March 30, 2015.

Income Taxes (Consolidated)

The effective tax rate for the three months ended October 1, 2016 was 20.1% on a net loss compared to 14.8% on net income for the three months ended September 26, 2015. The effective tax rate for the nine months ended October 1, 2016 was 21.6% on a net loss reported in the period compared to 60.3% on net income for the nine months ended September 26, 2015. For the three and nine months ended October 1, 2016, we have estimated income taxes using the annual effective tax rate method.

Income taxes recorded through July 2, 2016 were estimated using the discrete method.  For the three and nine months ended October 1, 2016, we had significant changes to our estimates related to additional asset impairments recognized in the third quarter and therefore determined that estimating income taxes using the annual effective tax rate method was the more appropriate method for the period ending October 1, 2016.

Our tax rate is subject to adjustment over the balance of the fiscal year due to, among other things: income tax rate changes by governments; the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments based on differing interpretations of the applicable transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. GAAP; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided for taxes.

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

The IRS audit of our fiscal years ended June 27, 2009 and June 26, 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million (inclusive of interest) in November 2014, the statutory notice of deficiency asserted various additional adjustments, including transfer pricing adjustments. The statutory notice of deficiency's adjustments for fiscal years 2009 and 2010 asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the statutory notice of deficiency. To contest the IRS's adjustments, in January 2015 we paid the incremental tax obligation (a prerequisite to contesting the proposed adjustments in U.S. district court), and in June 2015, we filed an administrative request for a refund with the IRS. The payment was recorded during the three months ended March 28, 2015 as a deferred charge on the balance sheet given our anticipated action to recover this amount. The IRS subsequently denied our request for a refund. We anticipate filing a complaint in U.S. district court claiming a refund of the paid amounts prior to August 2017. An unfavorable resolution of this matter could have a material impact on our consolidated financial statements in future periods.

We have ongoing audits in multiple jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States and Belgium. The IRS is auditing our fiscal years ended June 25, 2011 and June 30, 2012, and may make adjustments consistent with the adjustments made in the

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

statutory notice of deficiency for fiscal years 2009 and 2010. In February 2016, the Belgium Tax Authority notified us that all Belgium locations will be audited for the years ended December 31, 2013 and December 31, 2014. At this time, we cannot predict the outcome of any audit or related litigation.

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

Operating Activities

	Nine Months Ended
	September 26, 2015	October 1, 2016	Increase/(Decrease)
Cash Flows From (For) Operating Activities
Net income (loss)	$74.2	$(1,395.4)	$(1,469.6)
Non-cash adjustments	827.1	2,245.8	1,418.7
Subtotal	901.3	850.4	(50.9)

Increase (decrease) in cash due to:
Accounts receivable	(30.9)	113.6	144.5
Inventories	(28.6)	(29.9)	(1.3)
Accounts payable	(6.5)	(51.8)	(45.3)
Payroll and related taxes	(26.6)	(40.0)	(13.4)
Accrued customer programs	17.7	(74.7)	(92.4)
Accrued liabilities	46.7	(42.8)	(89.5)
Accrued income taxes	0.3	9.7	9.4
Other	(6.7)	(31.0)	(24.3)
Subtotal	$(34.6)	$(146.9)	$(112.3)

Net cash from (for) operating activities	$866.7	$703.5	$(163.2)

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

We generated $703.5 million of cash from operating activities during the nine months ended October 1, 2016, a $163.2 million decrease over the comparable prior year period, due primarily to increased working capital, as noted above, as a result of the following:

•	Decreased net earnings after adjusting for non-cash items such as impairment charges and depreciation and amortization;

•	Changes in accounts payable due to changes to the Omega accounts payable structure as discussed below;

•	Changes in accrued customer-related programs due to the pricing dynamics in the Rx segment;

•	Changes in accounts receivable due to increased sales volumes and timing of collections, offset partially by a reduction of factoring in the current period; and

•	Changes in accrued liabilities due primarily to lower legal expenses.

Our operating cash flow for the current year period was unfavorably impacted by actions we took to establish a more normalized cash flow pattern within our BCH segment. Generally our BCH segment has seasonally stronger sales and cash flow inflows in the second and fourth quarters and stronger cash outflows in the first and third quarters. In the past, accounts payable terms with suppliers were structured to take account of this seasonality. This payment structure had a favorable impact on operating cash flow during the prior year period as only the second quarter inflow from these payment structures was included. In order to establish a more sustainable cash flow pattern during the year, we changed these payment structures during the nine months ended October 1, 2016, which had a one-time unfavorable impact on operating cash flow.

Investing Activities
Cash used for investing activities totaled $524.3 million for the nine months ended October 1, 2016, compared to $2.9 billion in the prior year period. The cash used in the current year was due primarily to the Tretinoin Products and Generic Benzaclin™ acquisitions, which used $478.4 million in cash. In the comparable prior year period, cash used for investing activities consisted primarily of a $2.5 billion outflow for business acquisitions, mainly attributable to Omega, as well as a $304.8 million outflow related to the cash settlement of the non-designated foreign currency derivatives we used to hedge the euro-denominated Omega and GSK Products purchase prices. Cash used for capital expenditures totaled $84.6 million during nine months ended October 1, 2016 compared to $127.6 million in the prior period year. The decrease in cash used for capital expenditures over the prior year period was due primarily to several large infrastructure projects nearing completion.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Financing Activities
Cash used for financing activities totaled $234.1 million for the nine months ended October 1, 2016, compared to $941.5 million for the comparable prior year period. In the current year period, cash used for financing included $803.6 million to repay balances outstanding under our revolving credit agreements and other short-term financing and $500.0 million used to prepay our 1.300% 2016 Notes. These payments were offset by the borrowing of $1.2 billion of long-term debt. In the prior year period, the cash used for financing activities was due primarily to payments of $903.3 million on long-term debt, which included the repayment of debt assumed from Omega and a $300.0 million legacy Perrigo term loan. For more information see "Borrowings and Capital Resources" below and Item 1. Note 10.

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

In October 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion, of which $1.5 billion is still available to be repurchased through December 31, 2018. We did not repurchase any shares under the share repurchase plan during the nine months ended October 1, 2016. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, available cash flow, and other investment opportunities.

Borrowings and Capital Resources

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Overdraft Facilities

Our BCH segment uses overdraft facilities to increase the efficiency of its cash utilization and meet its short-term liquidity needs. We repaid the balance outstanding under the overdraft facilities during the nine months ended October 1, 2016, but retain the ability to use the facilities in our day-to-day cash operations. The balance outstanding under the overdraft facilities was $82.9 million at December 31, 2015.

Accounts Receivable Factoring

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored and excluded from accounts receivable on the Condensed Consolidated Balance Sheets was $36.4 million and $106.7 million at October 1, 2016 and December 31, 2015, respectively.

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

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which we increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). At December 31, 2015, $300.0 million was outstanding under the 2014 Revolver. On March 15, 2016, we used the proceeds of the debt issuance described below under "Long-Term Debt" to repay the $435.0 million then outstanding under the 2014 Revolver. There were no borrowings outstanding under the 2014 Revolver as of October 1, 2016.

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

We had $5.4 billion and $4.7 billion outstanding under our notes and bonds, and $463.8 million and $488.8 million outstanding under our term loan, as of October 1, 2016 and December 31, 2015, respectively. On September 29, 2016, we repaid the $500.0 million outstanding under the 1.300% 2016 Notes.

We were in compliance with all covenants under our debt agreements as of October 1, 2016. See Item 1. Note 10 for more information on all of the above debt facilities.

Credit Ratings

Our credit ratings on October 1, 2016 were Baa3 (negative) and BBB- (stable) by Moody's Investors Service and Standard and Poor's ("S&P") Global Ratings, respectively.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Contractual Obligations and Commitments

Other than the obligations related to the changes to our debt structure in relation to the 2016 Notes, as discussed in Note 10 of the Notes to the Condensed Consolidated Financial Statements, there were no material changes in contractual obligations as of October 1, 2016 from those provided in our Transition Report on Form
10-KT for the transition period from June 28, 2015 to December 31, 2015. See below for a revised schedule of our enforceable and legally binding obligations as of October 1, 2016 related to our short and long-term debt arrangements.

	Payment Due by Period (in millions)
	2016(1)	2017 - 2018	2019 - 2020	After 2020	Total
Short and long-term debt(2)	$77.7	$1,691.1	$817.0	$5,510.1	$8,095.9

(1)     Reflects remaining three months of 2016.

(2)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at October 1, 2016.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of October 1, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 1, 2016 because of the material weakness in our internal control over financial reporting described below.

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

Perrigo Company plc - Item 4
Controls and Procedures

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

We are in the process of testing and evaluating the design and operating effectiveness of the control procedures and are assessing the effectiveness of the remediation plan, which we began implementing during the three months ended July 2, 2016 and are continuing to implement. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist. We are committed to achieving and maintaining a strong internal control environment and believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control over Financial Reporting

As discussed above under the heading entitled "Remediation Plan for the Material Weakness," there were changes in our internal control over financial reporting during the three months ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 14 to the Condensed Consolidated Financial Statements.

.00ITEM 1A.    RISK FACTORS

Our Transition Report on Form 10-KT for the transition period from June 28, 2015 to December 31, 2015 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-KT other than those described below.

As part of our ongoing strategic portfolio review, we are considering alternatives that could result in certain asset divestitures, which may impact our future operations and financial position.

On November 10, 2016, as part of our ongoing strategic portfolio review, we announced the following strategic actions: (1) exploring strategic alternatives for the potential sale our Tysabri® royalty asset, which is reported in our Specialty Sciences segment; (2) conducting a comprehensive internal evaluation of our businesses, including the Rx pharmaceuticals segments’ market position, growth opportunities and interdependencies with our other manufacturing and shared service operations to determine if strategic alternatives should be explored; and (3) conducting a review of segment and corporate cost structures to align with existing and future expected market dynamics. If we determine that we will pursue a strategic divestiture as a result of this portfolio review, our future business, prospects, financial condition, liquidity and operating results could be significantly different than those in historical periods or projected by our management, which may in turn have a material adverse effect on the market value of our ordinary shares or credit ratings. We cannot provide any commitment regarding if or when any such divestiture would occur.

We are dependent on the services of certain key executive and scientific employees. This year, we replaced our chief executive officer and the general managers of both our BCH and Rx segments. Our inability to successfully manage the transition with respect to these key executives, or the failure to attract and retain

Perrigo Company plc - Item 1A
Risk Factors

other key executive and scientific employees, may have a material adverse impact on our results of operations.

As previously disclosed in the "Risk Factors" section of our Form 10-KT, we are dependent on the services of certain key employees, and our future success will depend in large part upon our ability to attract and retain highly skilled employees.

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

•
On November 8, 2016, we appointed John Wesolowski the General Manager, Rx Pharmaceuticals. Mr. Wesolowski served as Acting General Manager, Rx Pharmaceuticals following the resignation of Doug Boothe on July 20, 2016.

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

We are a defendant to a securities lawsuit in which the complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against both Perrigo and our former Chief Executive Officer, Joseph C. Papa, and 20(a) control person liability against Mr. Papa. In general, the allegations concern the actions taken by the Company and former executive to defend against the hostile takeover bid by Mylan in the period April 21, 2015 through November 13, 2015. The plaintiff also alleges that we provided inadequate disclosure concerning alleged integration problems as a result of the Omega acquisition in the period April 21, 2015 through May 11, 2016. Another securities class action case was also filed in the same court making essentially the same claims on behalf of a class of persons who sold put options in Perrigo shares during the same class period. There is a motion pending to consolidate the two actions.

We along with certain of our current and former executive officers and board members are also defendants in a securities class action suit where the plaintiff allege violations of Israeli law in the District Court of Tel Aviv-Jaffa.

Perrigo Company plc - Item 1A
Risk Factors

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

•
We have experienced a reduction in pricing expectations during 2016 in comparison to historical patterns in our U.S. businesses, in particular in our Rx segment, due to industry and competitive pressures in the sector. The reduced pricing is attributable to a variety of factors including increased focus from customers to capture supply chain productivity savings, low raw material commodity pricing, competition in specific product categories, the loss of exclusivity on certain products, and consolidation of certain customers in the Rx segment. We have seen year-over-year pricing in the third quarter of 2016 moderate from the levels experienced in the first half of 2016. We expect this pricing environment to continue to impact the Company for the foreseeable future.

•
Our expectations for the BCH segment continue to be impacted by market dynamics in key countries such as Belgium, France, Germany and Italy. Factors impacting these countries include softness in certain leading brand categories primarily due to lower sell-through during the current year due to the re-staging launch timing of certain products, changes in timing of certain advertising and promotional campaigns compared to the prior year, and macro-economic factors, including unfavorable foreign currency impacts experienced primarily in the UK related to Brexit. The BCH segment has established a brand prioritization strategy to address these market dynamics, with an objective to balance the cost of advertising and promotion investments with expected contributions from category sales. The segment has further impacted in Belgium by a change in the forecasts with a major wholesaler, as management implements improved supply chain efficiencies in this market.

•
Our expectations for 2016 new product sales are consistent with those communicated in our Form 10-Q for the three months ended April 2, 2016, but continue to remain lower than we anticipated as of December 31, 2015. Several new product launches have been delayed due to the regulatory approval process for certain new products in the U.S. and modifications to market share penetration and timing assumptions for new products in our Rx and BCH segments.

There can be no assurance that we will not continue to experience challenges related to our segments, and these challenges could have a material impact on our business, cash flows, and results of operations or result in impairment charges, and the market value of our ordinary shares and/or debt securities may decline.

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

In connection with the preparation of our financial statements for the three-month period ended April 2, 2016, we identified indicators of goodwill impairment in our BCH - rest of world (“BCH - ROW”) reporting unit, which comprises primarily operations attributable to the Omega acquisition in all geographic regions except for Belgium. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long-range revenue growth forecast. Step one of the goodwill impairment test involved determining the fair value of the reporting unit using a discounted cash flow technique and comparing it to the reporting unit’s carrying value. The main assumptions supporting the cash flow projections used to determine the reporting unit’s fair value included revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends, and

Perrigo Company plc - Item 1A
Risk Factors

advertising and promotion investments largely consistent with the reporting unit's growth plans. The BCH-ROW reporting unit did not pass step one of goodwill impairment testing. The change in fair value from previous estimates was due primarily to the changes in the market and performance of certain brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio.

The second step of the goodwill impairment test required that we determine the implied fair value of the BCH - ROW reporting unit’s goodwill, which involved determining the value of the reporting unit’s individual assets and liabilities. Due to the complex and time-consuming nature of step two, based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an estimated impairment charge of $193.6 million for the three months ended April 2, 2016. We finalized the step two fair value calculation during the three months ended July 2, 2016, which resulted in a $30.3 million reduction to the estimated impairment charge recorded during the three months ended April 2, 2016,

In connection with the preparation of our financial statements for the three months ended October 1, 2016, we identified additional indicators of goodwill impairment in both our BCH - ROW and our BCH - Belgium reporting units. With respect to both reporting units, the primary impairment indicators included an additional decline in our 2016 performance expectations for the remainder of the year and a reduction in our long-range revenue growth and margin forecasts due to the factors outlined below. Step one of the goodwill impairment test involved determining the fair value of the reporting units using a discounted cash flow technique and comparing it to the respective reporting units' carrying value. The main assumptions supporting the cash flow projections used to determine each reporting unit’s fair value included revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends and including supply chain cost improvement plans, and advertising and promotion investments largely consistent with the reporting unit's growth plans. Both the BCH - ROW and the BCH - Belgium reporting units did not pass step one of goodwill impairment testing. As it relates to the BCH - ROW reporting unit, the changes in fair value from previous estimates were due primarily to (1) changes in the market and performance of certain brands due to moderated new product launch assumptions, (2) execution of certain key product strategies falling short of expectations causing a reduction to baseline forecast models in France, Germany and Italy, (3) certain macro-economic factors having continued to impact the business more than expected in France, Russia and Turkey in addition to unfavorable foreign currency impacts experienced primarily in the UK related to Brexit. As it relates to BCH - Belgium reporting unit, the changes in fair value from previous estimates due to change in the forecast as a result of a reduction in volume with a major wholesaler due to factors consistent with those outlined for BCH - ROW.

The second step of the goodwill impairment test required that we determine the implied fair value of both the BCH - ROW and BCH - Belgium reporting units' goodwill, which involved determining the value of each reporting unit’s individual assets and liabilities. Based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an estimated impairment charge of $734.7 million related to the BCH - ROW reporting unit and $69.4 million related to the BCH - Belgium reporting unit for the three months ended October 1, 2016. Both charges were recorded in Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment. Due to the complex and time-consuming nature of step two, we expect to finalize the fair value calculation during the fourth quarter of 2016, which could result in an adjustment to the estimated impairment charge. As of October 1, 2016, $1.0 billion and $70.2 million of goodwill remains in the BCH - ROW and BCH - Belgium reporting units, respectively.

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

Perrigo Company plc - Item 1A
Risk Factors

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

In connection with the preparation of our financial statements for the three months ended October 1, 2016, we identified additional indicators of impairment associated with certain indefinite-lived and definite-lived intangible brand category assets acquired in conjunction with the Omega acquisition. The primary impairment indicators are discussed above in goodwill. The assessment of the indefinite-lived assets utilized the excess earnings method to determine fair value and resulted in an impairment charge of $575.7 million for the three months ended October 1, 2016. With regards to the definite-lived asset, it was determined that the carrying value of the asset group was not recoverable based on an assessment of the undiscounted future cash flows expected to be generated by the asset group. Given this, the excess earnings method was utilized to determine fair value of the definite-lived asset and resulted in an impairment charge of $290.2 million for the three months ended October 1, 2016. Both charges, which represented the difference between the carrying amount of the intangible assets and their estimated fair value, were recorded in Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment. The main assumptions supporting the fair value of these assets and cash flow projections are included in the goodwill discussions above.

The carrying value for certain intangible assets and goodwill equals estimated and implied fair values, respectively, and as a result, any further deterioration in those assets' fair value would lead to a further impairment charge. Future performance different from the assumptions utilized in our quantitative analyses may result in additional changes in the fair value. We will continue to monitor and assess these assets for potential impairment should further impairment indicators arise. We will complete our required annual impairment testing during the fourth quarter of 2016.

In addition, given the additional change in performance expectations for our remaining impaired cough/cold/allergy, anti-parasite, personal care and natural health brands previously recorded as indefinite-lived assets, we reclassified the remaining asset balance of $672.4 million related to these four assets to definite-lived assets with a 20-year useful life and began amortizing the assets as of October 2, 2016.

See Part I. Item 1. Note 3 for more information on the above impairment charges.

We identified a material weakness in our internal controls over financial reporting; failure to remediate the material weakness could negatively impact our business and the price of our ordinary shares.

In connection with the preparation of our financial statements for the three-month period ended April 2, 2016, we concluded that a material weakness existed in our internal controls over financial reporting, as described under Item 4. “Controls and Procedures.” More specifically, we did not design and maintain effective management review controls that operated at a sufficient level of precision to ensure interim income taxes are properly recorded and disclosed in our consolidated financial statements in connection with the recording of an indefinite-lived intangible asset impairment and an estimated goodwill impairment for the three months ended April 2, 2016. In

Perrigo Company plc - Item 1A
Risk Factors

response to the identified material weakness, and with oversight from our Audit Committee, we are focused on improving our internal controls over financial reporting and remedying the identified material weakness.

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

We are in the process of testing and evaluating the design and operating effectiveness of the control procedures and are assessing the effectiveness of the remediation plan, which we began implementing during the three months ended July 2, 2016 and are continuing to implement. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances. We cannot assure you that we will be able to remediate this material weakness on a timely basis or at all. Failure to remediate this material weakness or difficulties encountered during implementation of these remediation efforts could result in material misstatements in or a future restatement of our financial statements, a failure to meet our reporting obligations, or the loss of investor confidence in our reported financial information, any of which could negatively impact our business and the price of our ordinary shares.

Our global operations could be negatively impacted by the economic and political instability caused by the United Kingdom ("UK") vote to leave the European Union ("EU").

The UK held a referendum on June 23, 2016 on its membership in the EU. A majority of UK voters voted to exit the EU (“Brexit”), and negotiations will commence to determine the future terms of the UK’s relationship with the EU, subject to a negotiation period that could last up to two years after the UK government formally initiates the withdraw process, including the terms of trade between the UK and the EU. Brexit has created significant instability and volatility in the global financial markets, has led to significant weakening of the British pound compared to the U.S. dollar and other currencies, and could adversely affect European or worldwide economic or market conditions. Although it is unknown what those terms will be, they may impair the ability of our operations in the EU to transact business in the future in the UK, and similarly the ability of our UK operations to transact business in the future in the EU. Specifically, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, among other things, Brexit could reduce consumer spending in the UK and the EU, which could result in decreased demand for our products. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

ITEM 5.    OTHER INFORMATION

Director Appointments

On November 7, 2016, the Board of Directors appointed each of Geoffrey M. Parker and Theodore R. Samuels as members of the Board, effective November 7, 2016 and January 4, 2017, respectively. Each of Messrs. Parker and Samuels will serve as directors until the Company’s 2017 annual meeting of shareholders or until their successors are duly elected and qualified. Mr. Parker will serve on the Board’s Audit Committee. In connection with their appointment and service to the Board, Messrs. Parker and Samuels will receive, on a prorated basis, the same director compensation that our non-employee directors are eligible to receive, as previously disclosed in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on March 17, 2016.

Perrigo Company plc - Item 1A
Risk Factors

There are no arrangements or understandings between either of Messrs. Parker and Samuels and any other person in connection with their respective appointments to the Board. There are no transactions in which either Messrs. Parker or Samuels, or any member of their immediate family, has an interest that would require disclosure under Item 404(a) of Regulation S-K.

Directors Not Standing for Re-election

On November 7, 2016, Michael Jandernoa and Gary Kunkle advised the Board that they will not stand for re-election as directors of the Company at the 2017 annual meeting of shareholders. Messrs. Jandernoa and Kunkle will continue to serve as directors until the Company’s 2017 annual meeting of shareholders. Mr. Kunkle has served as a director since 2002 and held the position of Lead Independent Director of the Company between August 2009 and April 2016. In addition, Mr. Kunkle served on the Board’s Audit Committee and Remuneration Committee. Mr. Jandernoa has served as a director since 1981, and was the Company’s Chief Executive Officer from 1988 to 2000 and Chairman of the Board from 1991 to 2003. Each of Messrs. Kunkle and Jandernoa advised the Board that he has determined to retire from the Board after many years of distinguished service and that his decision not to stand for re-election at the 2017 annual meeting of shareholders is not the result of any disagreement with the other Board members or with the Company on any matters involving the Company’s operations, policies or practices.

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

10.1
Employment Agreement, dated as of August 3, 2016, by and among the Company, Perrigo Management Company and John T. Hendrickson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2016).

10.2
Amendment No. 2, dated September 9, 2016, to the Revolving Credit Agreement by and among Perrigo Finance Unlimited Company, the Company, JPMorgan Chase Bank, N.A. and the other lenders party thereto, dated as of December 5, 2014, as amended by Amendment No. 1, dated as of February 26, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2016).

10.3
Amendment No. 2, dated September 9, 2016, to the Term Loan Credit Agreement by and among Perrigo Finance Unlimited Company, the Company, JPMorgan Chase Bank, N.A. and the other lenders party thereto, dated as of December 5, 2014, as amended by Amendment No. 1, dated as of February 26, 2016 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 9, 2016).

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

PERRIGO COMPANY PLC
(Registrant)

Date:	November 10, 2016	By: /s/ John T. Hendrickson
John T. Hendrickson
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2016	By: /s/ Judy L. Brown
Judy L. Brown
Executive Vice President, Business Operations and Chief Financial Officer
(Principal Accounting and Financial Officer)