Form 10-Q/A
period 2016-04-02
PERRIGO Co plc
filed 2017-05-22
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q/A
(Amendment No. 1)
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)_______________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    YES [ ]    NO  [X]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  [ ]   NO [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[ ]			(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of May 6, 2016, there were 143,222,633 ordinary shares outstanding.

PERRIGO COMPANY PLC
FORM 10-Q/A

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our, or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology.

Please see Item 1A of our Form 10-K for the year ended December 31, 2016 for a discussion of certain important risk factors that relate to forward-looking statements contained in this report. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information; potential impacts of ongoing or future government investigations and regulatory initiatives; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions, and our ability to realize the desired benefits thereof; and the ability to execute and achieve the desired benefits of announced cost-reduction efforts and other initiatives. In addition, we may identify and be unable to remediate one or more material weaknesses in our internal control over financial reporting, may encounter unanticipated material issues or additional adjustments that could delay the filing of required periodic reports with the United States Securities and Exchange Commission, or may be unable to regain compliance with the NYSE continued listing rules. Furthermore, we and/or our subsidiaries may incur additional tax liabilities in respect of 2016 and prior years as a result of any restatement or may be found to have breached certain provisions of Irish company legislation in respect of prior financial statements and if so may incur additional expenses and penalties. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2016 and in this report under "Risk Factors" and in any subsequent filings with the Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q ("Form 10-Q/A") for the quarterly period ended April 2, 2016, which was filed with the United States Securities and Exchange Commission (“SEC”) on May 16, 2016 (the "Original Filing"), to reflect restatements of the Condensed Consolidated Balance Sheet at April 2, 2016 and December 31, 2015, and the Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Comprehensive Income (Loss), and Condensed Consolidated Cash Flows for the three months ended April 2, 2016 and March 28, 2015, and the related notes thereto. We intend to file our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), which will include consolidated financial statements and selected financial data for the six months ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 which are restated (the “Restated Periods”). As described below, the restatement follows a correction in accounting under U.S. generally accepted accounting principles (“U.S. GAAP”) related to the Tysabri® royalty stream.

In connection with our year-end financial statement close and preparation of our 2016 Form 10-K misstatements were identified in certain of our previous financial statements. As a result on April 19, 2017, the Board of Directors, after recommendation from the Audit Committee and consultation with Management, concluded that such financial statements, and certain financial statements for interim periods within the Restated Periods, should no longer be relied upon and would require restatement. This determination follows a correction in accounting under U.S. GAAP related to the contingent payments from Elan's May 2013 sale of Tysabri® to Biogen (the "Tysabri® royalty stream"). It was determined that the Tysabri® royalty stream should be recorded as a financial asset, rather than an intangible asset, on the date of acquisition. We have elected to account for the Tysabri® financial asset using the fair value option model. In addition, we identified certain misstatements related to the calculation of deferred tax liabilities that existed at the time of the acquisition of Omega Pharma Invest N.V. ("Omega"). As part of this restatement we also considered other previously identified adjustments. Refer to Item 1. Note 1 for additional information on the restatement. Refer to Item 1. Note 10 for additional information on how this restatement affects our debt covenants.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Consolidated Financial Statements
Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4 - Controls and Procedures
Part II - Item 1A - Risk Factors
Part II - Item 6 - Exhibits

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-Q/A does not reflect events occurring after the date of the Original Filing and should be read in conjunction with our filings with the SEC subsequent to date of the Original Filing, in each case as those filings may have been superseded or amended.

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
	Restated	Restated
Net sales	$1,347.3	$967.2
Cost of sales	814.2	597.8
Gross profit	533.1	369.4

Operating expenses
Distribution	21.8	14.7
Research and development	45.3	35.4
Selling	180.8	48.8
Administration	107.5	79.0
Impairment charges	403.9	—
Restructuring	5.4	1.1
Total operating expenses	764.7	179.0

Operating income (loss)	(231.6)	190.4

Tysabri® royalty stream - change in fair value	204.4	(100.8)
Interest expense, net	51.2	43.3
Other expense, net	2.5	258.1
Loss on extinguishment of debt	0.4	—
Loss before income taxes	(490.1)	(10.2)
Income tax expense	39.1	12.0
Net loss	$(529.2)	$(22.2)

Loss per share
Basic loss per share	$(3.70)	$(0.16)
Diluted loss per share	$(3.70)	$(0.16)

Weighted-average shares outstanding
Basic	143.2	140.8
Diluted	143.2	140.8

Dividends declared per share	$0.145	$0.125

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
	Restated	Restated
Net loss	$(529.2)	$(22.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	151.4	(27.9)
Change in fair value of derivative financial instruments, net of tax	(5.7)	0.8
Change in fair value of investment securities, net of tax	6.2	1.2
Change in post-retirement and pension liability adjustments, net of tax	0.8	(0.4)
Other comprehensive income (loss), net of tax	152.7	(26.3)
Comprehensive loss	$(376.5)	$(48.5)
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	April 2, 2016	December 31, 2015
	Restated	Restated
Assets
Cash and cash equivalents	$588.9	$417.8
Accounts receivable, net of allowance for doubtful accounts of $4.3 million, and $4.5 million, respectively	1,188.0	1,189.0
Inventories	905.1	898.7
Prepaid expenses and other current assets	332.6	286.1
Total current assets	3,014.6	2,791.6
Property, plant and equipment, net	896.3	886.2
Tysabri® royalty stream - at fair value	5,020.0	5,310.0
Goodwill and other indefinite-lived intangible assets	6,873.6	7,069.0
Other intangible assets, net	3,374.8	2,973.1
Non-current deferred income taxes	86.8	71.4
Other non-current assets	233.6	248.3
Total non-current assets	16,485.1	16,558.0
Total assets	$19,499.7	$19,349.6
Liabilities and Shareholders’ Equity
Accounts payable	$557.2	$555.8
Payroll and related taxes	92.2	125.3
Accrued customer programs	316.7	396.0
Accrued liabilities	343.2	351.9
Accrued income taxes	262.4	62.7
Current indebtedness	650.7	1,060.5
Total current liabilities	2,222.4	2,552.2
Long-term debt, less current portion	5,902.7	4,971.6
Non-current deferred income taxes	1,240.7	1,372.7
Other non-current liabilities	408.5	346.3
Total non-current liabilities	7,551.9	6,690.6
Total liabilities	9,774.3	9,242.8
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,160.8	8,142.6
Accumulated other comprehensive income (loss)	137.4	(15.3)
Retained earnings	1,427.8	1,980.1
Total controlling interest	9,726.0	10,107.4
Noncontrolling interest	(0.6)	(0.6)
Total shareholders’ equity	9,725.4	10,106.8
Total liabilities and shareholders' equity	$19,499.7	$19,349.6

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	143.2	143.1

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
	Restated	Restated
Cash Flows From (For) Operating Activities
Net loss	$(529.2)	$(22.2)
Adjustments to derive cash flows
Depreciation and amortization	109.7	55.1
Loss on acquisition-related foreign currency derivatives	—	298.1
Share-based compensation	15.8	7.5
Impairment charges	403.9	—
Tysabri® royalty stream - change in fair value	204.4	(100.8)
Loss on extinguishment of debt	0.4	—
Restructuring charges	5.4	1.1
Amortization of financing fees and debt discount (premium)	(6.7)	1.8
Deferred income taxes	(178.3)	(34.7)
Other non-cash adjustments	1.6	(0.1)
Subtotal	27.0	205.8
Increase (decrease) in cash due to:
Accounts receivable	17.3	32.3
Inventories	4.4	2.1
Accounts payable	(3.2)	18.0
Payroll and related taxes	(37.4)	(1.0)
Accrued customer programs	(81.7)	(27.8)
Accrued liabilities	(12.8)	(2.5)
Accrued income taxes	185.7	(42.9)
Other	(0.8)	(3.8)
Subtotal	71.5	(25.6)
Net cash from (for) operating activities	98.5	180.2
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	83.4	87.8
Acquisitions of businesses, net of cash acquired	(416.4)	(4.0)
Additions to property, plant and equipment	(34.7)	(31.9)
Settlement of acquisition-related foreign currency derivatives	—	(298.1)
Other investing	(1.0)	—
Net cash from (for) investing activities	(368.7)	(246.2)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,190.3	—
Payments on long-term debt	(14.3)	(13.6)
Borrowings (repayments) of revolving credit agreements and other financing, net	(715.9)	3.4
Deferred financing fees	(1.5)	(3.3)
Issuance of ordinary shares	3.1	1.2
Repurchase of ordinary shares	—	(0.1)
Cash dividends	(20.8)	(17.6)
Other financing	(3.5)	(1.6)
Net cash from (for) financing activities	437.4	(31.6)
Effect of exchange rate changes on cash and cash equivalents	3.9	(68.1)
Net increase (decrease) in cash and cash equivalents	171.1	(165.7)
Cash and cash equivalents, beginning of period	417.8	3,596.1
Cash and cash equivalents, end of period	$588.9	$3,430.4

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$11.9	$5.2
Interest received	$0.4	$0.2
Income taxes paid	$34.5	$92.2
Income taxes refunded	$0.2	$1.6
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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("US. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The Condensed Consolidated Financial Statements include our accounts and the accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Restatement

In connection with our year-end financial statement close and preparation of our Annual Report on Form 10-K for 2016, we identified misstatements in our historical financial statements, including for the nine months ended October 1, 2016, six months ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 (the "Restated Periods"). Accordingly, we have restated the Condensed Consolidated Financial Statements for the three months ended April 2, 2016 and March 28, 2015 to reflect the correction of the misstatements, the most significant of which are described below. The segments predominantly affected by this restatement are Specialty Sciences and Consumer Healthcare International. Refer to Note 10 for additional information on how this restatement affects our debt covenants.

During the 2016 year-end financial statement close process, and in anticipation of our potential sale of our royalty rights, we evaluated the potential effects of the Tysabri® royalty stream sale accounting and the accounting and disclosures associated with the pending 2018 adoption of ASC 606 “Revenues from Contracts with Customers.” After an extensive evaluation of the facts and circumstances and the judgments required to determine the appropriate classification, it was determined that under existing U.S. GAAP the contingent payments from Elan's May 2013 sale of Tysabri® to Biogen (the "Tysabri® royalty stream") should have been recorded as a financial asset, rather than an intangible asset, on the date of our acquisition of Elan.

Perrigo Company plc - Item 1
Note 1

Our Tysabri® royalty stream is now accounted for in our financial statements for fiscal 2016 and prior restated periods as a financial asset using the fair value option. We made the election to account for the Tysabri® financial asset using the fair value option as we believe this method is most appropriate for an asset that does not have a par value, a stated interest stream, or a termination date. Accounting for the Tysabri® royalty stream as a financial asset required us to adjust our financial statements for the Restated Periods to (1) remove the Tysabri® royalty stream from net sales in our Condensed Consolidated Statements of Operations, (2) remove the amortization expense (reflected in cost of goods sold) associated with recording the Tysabri® royalty stream as an intangible asset, and (3) include the quarterly changes in fair value of the Tysabri® royalty stream as a component of other non-operating income/expense. The cash payments we received from the royalty stream are included in our Condensed Consolidated Statements of Cash Flows for the Restated Periods and reflect the cash received from the Tysabri® royalty stream as cash from investing activities, rather than as cash from operating activities.

In addition, in connection with the financial closing for the year ended December 31, 2016, we identified certain tax basis intangible assets that existed at the time of the acquisition of Omega Pharma Invest N.V. (“Omega”) on March 30, 2015, which reduced the deferred tax liabilities in acquired intangible assets and increased our valuation allowance resulting in a net change to our deferred taxes of approximately $236.3 million. The resulting balance sheet reclassification required a reduction of goodwill, offset by a corresponding reduction to net deferred taxes at the date of the Omega acquisition. Further, we have evaluated the accounting effect subsequent to the acquisition date related to the remeasured deferred tax liability, including the impairments of Omega goodwill recorded in 2016 and certain adjustments to valuation allowances, which have been reflected in the Restated Periods.

In restating our financial statements to correct the misstatements discussed above, we are also making adjustments for previously identified required corrections with respect to the three months ended April 2, 2016 and March 28, 2015, which were recorded in our year ended December 31, 2016 and year ended June 27, 2015 financial results. In conjunction with the restatement, we have determined that it would be appropriate within this Form 10-Q/A to reflect these adjustments in the three months ended April 2, 2016 and March 28, 2015.

The Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, Condensed Consolidated Comprehensive Income (Loss), and Condensed Consolidated Statement of Cash Flows, and Notes 2, 3, 4, 5, 6, 8, 10, 11, 12, 13, and 16 in these financial statements were updated to reflect the restatement.

The tables below present the impact of the changes to our Condensed Consolidated Financial Statement line items in our Original Filing:

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Net sales	$1,383.2	$(85.7)	$49.8	(b)	$1,347.3
Cost of sales	860.3	(72.5)	26.4	(b)	814.2
Gross profit	522.9	(13.2)	23.4		533.1

Operating expenses
Distribution	21.8	—	—		21.8
Research and development	45.3	—	—		45.3
Selling	180.8		—		180.8
Administration	106.4	—	1.1		107.5
Impairment charges	467.0	—	(63.1)	(a)	403.9
Restructuring	5.4	—	—		5.4
Total operating expenses	826.7	—	(62.0)		764.7

Operating loss	(303.8)	(13.2)	85.4		(231.6)

Tysabri® royalty stream - change in fair value	—	204.4	—		204.4
Interest expense, net	51.2	—	—		51.2
Other expense, net	3.8	(0.1)	(1.2)		2.5
Loss on extinguishment of debt	0.4	—	—		0.4
Loss before income taxes	(359.2)	(217.5)	86.6		(490.1)
Income tax expense (benefit)	(24.6)	(27.2)	90.9	(a)(b)(c)	39.1
Net loss	$(334.6)	$(190.3)	$(4.3)		$(529.2)

Loss per share
Basic	$(2.34)	$(1.33)	$(0.03)		$(3.70)
Diluted	$(2.34)	$(1.33)	$(0.03)		$(3.70)

Weighted-average shares outstanding
Basic	143.2				143.2
Diluted	143.2				143.2

(a)
Adjustments primarily related to certain tax basis intangible assets that existed at the time of the acquisition of Omega on March 30, 2015, which reduced the deferred tax liabilities in acquired intangible assets and increased our valuation allowance resulting in a net change to our deferred taxes. The resulting balance sheet reclassification required a reduction of goodwill, offset by a corresponding reduction to net deferred taxes at the date of the Omega acquisition. The adjustment made at the date of the Omega acquisition also had an impact on previously reported goodwill impairment charges. ("BCH Deferred Tax Matters"). (Income tax expense (benefit): ($30.9) million)

(b)
Adjustments primarily related to certain contracts related to a specific Belgium distributor that were consignment in nature due to an option for the distributor to return the product if it was not sold timely. The characterization of the contracts as consignment impacted the timing of revenue recognition in the Condensed Consolidated Statement of Operations and, due to the impact on factoring arrangements, required a reclassification between accounts receivable and current liabilities for the amounts factored for these contracts. (“BCH Belgium Distribution Contracts”) (Income tax expense (benefit): $6.9 million)

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. (Income tax expense (benefit): $113.8 million)

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 28, 2015
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Net sales	$1,049.1	$(79.9)	$(2.0)		$967.2
Cost of sales	670.3	(72.5)	—		597.8
Gross profit	378.8	(7.4)	(2.0)		369.4

Operating expenses
Distribution	14.7	—	—		14.7
Research and development	35.4	—	—		35.4
Selling	48.8	—	—		48.8
Administration	79.6	—	(0.6)		79.0
Restructuring	1.1	—	—		1.1
Total operating expenses	179.6	—	(0.6)		179.0

Operating income	199.2	(7.4)	(1.4)		190.4

Tysabri® royalty stream - change in fair value	—	(100.8)	—		(100.8)
Interest expense, net	43.3	—	—		43.3
Other expense, net	258.6	0.8	(1.3)		258.1
Loss before income taxes	(102.7)	92.6	(0.1)		(10.2)
Income tax expense (benefit)	(7.8)	11.6	8.2	(c)	12.0
Net loss	$(94.9)	$81.0	$(8.3)		$(22.2)

Loss per share
Basic	$(0.67)	$0.57	$(0.06)		$(0.16)
Diluted	$(0.67)	$0.57	$(0.06)		$(0.16)

Weighted-average shares outstanding
Basic	140.8				140.8
Diluted	140.8				140.8

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes.

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	April 2, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Assets
Cash and cash equivalents	$588.9	$—	$—		$588.9
Accounts receivable, net of allowance for doubtful accounts of $4.3 million	1,184.2	—	3.8	(b)	1,188.0
Inventories	868.8	—	36.3	(b)	905.1
Prepaid expenses and other current assets	332.6	—	—		332.6
Total current assets	2,974.5	—	40.1		3,014.6
Property, plant and equipment, net	896.3	—	—		896.3
Tysabri® royalty stream - at fair value	—	5,020.0	—		5,020.0
Goodwill and other indefinite-lived intangible assets	7,033.0	—	(159.4)	(a)(b)	6,873.6
Other intangible assets, net	8,519.1	(5,139.7)	(4.6)		3,374.8
Non-current deferred income taxes	78.0	—	8.8	(a)(c)	86.8
Other non-current assets	225.3	—	8.3		233.6
Total non-current assets	16,751.7	(119.7)	(146.9)		16,485.1
Total assets	$19,726.2	$(119.7)	$(106.8)		$19,499.7
Liabilities and Shareholders’ Equity
Accounts payable	$559.9	$—	$(2.7)	(b)	$557.2
Payroll and related taxes	92.2	—	—		92.2
Accrued customer programs	331.0	—	(14.3)	(b)	316.7
Accrued liabilities	307.5	—	35.7	(b)	343.2
Accrued income taxes	179.4	—	83.0	(a)(c)	262.4
Current indebtedness	619.2	—	31.5	(b)	650.7
Total current liabilities	2,089.2	—	133.2		2,222.4
Long-term debt, less current portion	5,902.7	—	—		5,902.7
Non-current deferred income taxes	1,487.0	(15.0)	(231.3)	(a)(b)	1,240.7
Other non-current liabilities	400.6	—	7.9		408.5
Total non-current liabilities	7,790.3	(15.0)	(223.4)		7,551.9
Total liabilities	9,879.5	(15.0)	(90.2)		9,774.3
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—	—		—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,160.8	—	—		8,160.8
Accumulated other comprehensive income	136.7	—	0.7	(b)	137.4
Retained earnings	1,549.8	(104.7)	(17.3)		1,427.8
Total controlling interest	9,847.3	(104.7)	(16.6)		9,726.0
Noncontrolling interest	(0.6)	—	—		(0.6)
Total shareholders’ equity	9,846.7	(104.7)	(16.6)		9,725.4
Total liabilities and shareholders' equity	$19,726.2	$(119.7)	$(106.8)		$19,499.7

(a)
Adjustments primarily related to the BCH Deferred Tax Matters as described above. (Goodwill and other indefinite-lived intangible assets: $234.2 million, Non-current deferred income tax asset: $284.7 million, Non-current deferred tax liability: $48.4 million, and Accrued income taxes: $(29.6) million)

(b)
Adjustments primarily related to BCH Belgium Distribution Contracts as described above. (Goodwill and other indefinite-lived intangible assets: $10.7 million and Non-current deferred income tax liability: ($2.1 million))

(c)
Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. (Accrued income taxes: $113.7 million) The balance of the adjustment to deferred taxes relates to jurisdictional netting.

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Balance Sheet
(in millions)

	December 31, 2015
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Assets
Cash and cash equivalents	$417.8	$—	$—		$417.8
Accounts receivable, net of allowance for doubtful accounts of $4.5 million	1,193.1	—	(4.1)	(b)	1,189.0
Inventories	844.4	—	54.3	(b)	898.7
Prepaid expenses and other current assets	289.1	—	(3.0)		286.1
Total current assets	2,744.4	—	47.2		2,791.6
Property, plant and equipment, net	886.2	—	—		886.2
Tysabri® royalty stream - at fair value	—	5,310.0	—		5,310.0
Goodwill and other indefinite-lived intangible assets	7,281.2	—	(212.2)	(a)(b)	7,069.0
Other intangible assets, net	8,190.5	(5,212.2)	(5.2)		2,973.1
Non-current deferred income taxes	54.6	—	16.8	(a)(c)	71.4
Other non-current assets	237.0	—	11.3		248.3
Total non-current assets	16,649.5	97.8	(189.3)		16,558.0
Total assets	$19,393.9	$97.8	$(142.1)		$19,349.6
Liabilities and Shareholders’ Equity
Accounts payable	$554.9	$—	$0.9	(b)	$555.8
Payroll and related taxes	125.3	—	—		125.3
Accrued customer programs	398.0	—	(2.0)	(b)	396.0
Accrued liabilities	308.4	—	43.5	(b)	351.9
Accrued income taxes	85.2	—	(22.5)	(a)	62.7
Current indebtedness	1,018.3	—	42.2	(b)	1,060.5
Total current liabilities	2,490.1	—	62.1		2,552.2
Long-term debt, less current portion	4,971.6	—	—		4,971.6
Non-current deferred income taxes	1,563.7	12.2	(203.2)	(a)(b)(c)	1,372.7
Other non-current liabilities	332.4	—	13.9	(a)	346.3
Total non-current liabilities	6,867.7	12.2	(189.3)		6,690.6
Total liabilities	9,357.8	12.2	(127.2)		9,242.8
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—	—		—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,144.6	—	(2.0)		8,142.6
Accumulated other comprehensive income (loss)	(15.5)	—	0.2	(b)	(15.3)
Retained earnings	1,907.6	85.6	(13.1)		1,980.1
Total controlling interest	10,036.7	85.6	(14.9)		10,107.4
Noncontrolling interest	(0.6)	—	—		(0.6)
Total shareholders’ equity	10,036.1	85.6	(14.9)		10,106.8
Total liabilities and shareholders' equity	$19,393.9	$97.8	$(142.1)		$19,349.6

(a)
Adjustments primarily related to the BCH Deferred Tax Matters as described above. (Goodwill and other indefinite-lived intangible assets:$(223.3) million, Non-current deferred income tax asset: $272.2 million, and Non-current deferred income tax liability $65.4 million)

(b)
Adjustments primarily related to BCH Belgium Distribution Contracts as described above. (Goodwill and other indefinite-lived intangible assets: $10.2 million and Non-current deferred income taxes: $8.7 million)

(c)
Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. The balance of the adjustment to deferred taxes relates to jurisdictional netting.

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	April 2, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Cash Flows From (For) Operating Activities
Net loss	$(334.6)	$(190.3)	$(4.3)		$(529.2)
Adjustments to derive cash flows
Loss on extinguishment of debt	0.4	—	—		0.4
Restructuring charges	5.4	—	—		5.4
Depreciation and amortization	182.5	(72.5)	(0.3)		109.7
Impairment charges	467.0	—	(63.1)	(a)	403.9
Tysabri® royalty stream - change in fair value	—	204.4	—		204.4
Share-based compensation	13.8	—	2.0		15.8
Amortization of financing fees and debt premium	—	—	(6.7)		(6.7)
Deferred income taxes	(138.0)	(27.2)	(13.1)	(a)(b)	(178.3)
Other non-cash adjustments	1.6	—	—		1.6
Subtotal	198.1	(85.6)	(85.5)		27.0
Increase (decrease) in cash due to:
Accounts receivable	23.0	2.2	(7.9)	(b)	17.3
Inventories	(14.8)	—	19.2	(b)	4.4
Accounts payable	0.3	—	(3.5)		(3.2)
Payroll and related taxes	(37.4)	—	—		(37.4)
Accrued customer programs	(69.7)	—	(12.0)	(b)	(81.7)
Accrued liabilities	(3.4)	—	(9.4)	(b)	(12.8)
Accrued income taxes	99.5	—	86.2	(a)	185.7
Other	(25.3)	—	24.5		(0.8)
Subtotal	(27.8)	2.2	97.1		71.5
Net cash from (for) operating activities	170.3	(83.4)	11.6		98.5
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	—	83.4	—		83.4
Acquisitions of businesses, net of cash acquired	(416.4)	—	—		(416.4)
Additions to property, plant and equipment	(34.7)	—	—		(34.7)
Other investing	(1.0)	—	—		(1.0)
Net cash from (for) investing activities	(452.1)	83.4	—		(368.7)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,190.3	—	—		1,190.3
Payments on long-term debt	(14.3)	—	—		(14.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	(704.3)	—	(11.6)	(b)	(715.9)
Deferred financing fees	(1.5)	—	—		(1.5)
Issuance of ordinary shares	3.1	—	—		3.1
Cash dividends	(20.8)	—	—		(20.8)
Other financing	(3.5)	—	—		(3.5)
Net cash from (for) financing activities	449.0	—	(11.6)		437.4
Effect of exchange rate changes on cash and cash equivalents	3.9	—	—		3.9
Net increase (decrease) in cash and cash equivalents	171.1	—	—		171.1
Cash and cash equivalents, beginning of period	417.8	—	—		417.8
Cash and cash equivalents, end of period	$588.9	$—	$—		$588.9

(a)	Adjustments primarily related to the BCH Deferred Tax Matters as described above.

(b)	Adjustments primarily related to BCH Belgium Distribution Contracts as described above.

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	March 28, 2015
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Cash Flows From (For) Operating Activities
Net loss	$(94.9)	$81.0	$(8.3)		$(22.2)
Adjustments to derive cash flows
Restructuring charges	1.1	—	—		1.1
Depreciation and amortization	127.7	(72.6)	—		55.1
Impairment charges	—	—	—		—
Tysabri® royalty stream - change in fair value	—	(100.8)	—		(100.8)
Share-based compensation	7.5	—	—		7.5
Loss on acquisition-related foreign currency derivatives	298.1	—	—		298.1
Amortization of financing fees and debt discount	—	—	1.8		1.8
Deferred income taxes	(46.3)	11.6	—		(34.7)
Other non-cash adjustments	(0.2)	0.1	—		(0.1)
Subtotal	293.0	(80.7)	(6.5)		205.8
Increase (decrease) in cash due to:
Accounts receivable	39.4	(5.9)	(1.2)		32.3
Inventories	2.1	—	—		2.1
Accounts payable	18.0	—	—		18.0
Payroll and related taxes	(1.0)	—	—		(1.0)
Accrued customer programs	(27.8)	—	—		(27.8)
Accrued liabilities	(2.5)	—	—		(2.5)
Accrued income taxes	(51.2)	—	8.3	(c)	(42.9)
Other	(2.0)	—	(1.8)		(3.8)
Subtotal	(25.0)	(5.9)	5.3		(25.6)
Net cash from (for) operating activities	268.0	(86.6)	(1.2)		180.2
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	—	86.6	1.2		87.8
Acquisitions of businesses, net of cash acquired	(4.0)	—	—		(4.0)
Settlement of acquisition-related foreign currency derivatives	(298.1)	—	—		(298.1)
Additions to property, plant and equipment	(31.9)	—	—		(31.9)
Net cash from (for) investing activities	(334.0)	86.6	1.2		(246.2)
Cash Flows From (For) Financing Activities
Payments on long-term debt	(13.6)	—	—		(13.6)
Borrowings (repayments) of revolving credit agreements and other financing, net	3.4	—	—		3.4
Deferred financing fees	(3.3)	—	—		(3.3)
Issuance of ordinary shares	1.2	—	—		1.2
Repurchase of ordinary shares	(0.1)	—			(0.1)
Cash dividends	(17.6)	—	—		(17.6)
Other financing	(1.6)	—	—		(1.6)
Net cash from (for) financing activities	(31.6)	—	—		(31.6)
Effect of exchange rate changes on cash and cash equivalents	(68.1)	—	—		(68.1)
Net increase (decrease) in cash and cash equivalents	(165.7)	—	—		(165.7)
Cash and cash equivalents, beginning of period	3,596.1	—	—		3,596.1
Cash and cash equivalents, end of period	$3,430.4	$—	$—		$3,430.4

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes.

Perrigo Company plc - Item 1
Note 1

The Condensed Consolidated Statement of Comprehensive Income (Loss) was adjusted primarily for the $194.6 million increase in net loss and $0.5 million in foreign currency translation adjustments for the three months ended April 2, 2016, and the $72.7 million decrease in net loss for the three months ended March 28, 2015.

The accumulated effect on Shareholders' equity at December 27, 2014 was a $41.7 million increase.

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
Note 2

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

We accounted for the option exercise as a business acquisition within our Rx segment, recording in-process research and development assets ("IPR&D") and contingent consideration on the balance sheet. The IPR&D was valued using the multi-period excess earnings method and has an indefinite useful life until such time as the research is completed (at which time it will become a definite-lived intangible asset), or is determined to have no future use (at which time it would be impaired). The contingent consideration is an estimate of the future milestone payments and royalties based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The preliminary amount of contingent consideration recognized as of the acquisition date was $29.5 million and is recorded in Other non-current liabilities. The amount is subject to change as the valuation assumptions are refined over the measurement period. Once the purchase accounting has been finalized, the contingent consideration will continue to be updated quarterly to adjust the liability to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact future sales of the products. Any change in the liability after the purchase accounting is finalized will be recorded in Administration expense. The goodwill acquired is deductible for tax purposes.

Purchase Price Allocation of Current Year Acquisitions

The purchase accounting allocation for the acquisitions of the Tretinoin Products and Development-Stage Rx Products is preliminary and is based on the valuation information, estimates, and assumptions available at

Perrigo Company plc - Item 1
Note 2

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

We acquired the following intangible assets: indefinite-lived brands, a definite-lived trade name with an eight-year useful life, definite-lived brands with a 22-year useful life, a distribution network with a 21-year useful life, and developed product technology with useful lives ranging from four to 13 years. We also recorded goodwill, which is not deductible for tax purposes and represents the value we assigned to the expected synergies described above, in our BCH segment. We utilized the multi-period excess earnings method for the indefinite-lived brands, the definite-lived brands, and distribution network. We utilized the relief from royalty method for the developed product technology and definite-lived trade name. The weighted-average useful life of all intangible assets acquired is 20.6 years.

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

Perrigo Company plc - Item 1
Note 2

Purchase Price Allocation of Prior Year Acquisitions

The purchase accounting allocations for the Entocort® and GSK Products acquisitions were finalized during the three months ended April 2, 2016. Changes to the allocations were due to adjustments to the intangible asset valuation assumptions. The purchase accounting for all other prior year acquisitions was final as of December 31, 2015. The Omega opening balance sheet adjustments made in connection with the restatement described in Note 1 are included in the balances below. The restatement adjustments impacting the Omega purchase accounting were due primarily to the BCH Belgium Distribution Contracts and taxes. See Note 1 for further detail on the restatement.

Perrigo Company plc - Item 1
Note 2

The below table indicates the purchase price allocation for acquisitions completed during the year ended December 31, 2015 (in millions):

	Entocort®	Naturwohl	ScarAway®	GSK Products	Gelcaps	Omega* Restated	All Other(1)
Purchase price paid	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$15.3
Contingent consideration	—	—	—	—	—	—	13.9
Total purchase consideration	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$29.2

Assets acquired:
Cash and cash equivalents	$—	$4.6	$—	$—	$4.6	$14.7	$—
Accounts receivable	—	3.3	—	—	7.3	222.9	—
Inventories	0.2	1.5	1.0	—	7.2	277.0	—
Prepaid expenses and other current assets	—	—	—	—	2.1	51.2	—
Property and equipment	—	—	—	—	6.0	130.8	—
Goodwill	—	61.0	3.5	32.6	6.0	1,688.7	—
Definite-lived intangibles:
Distribution and license agreements, supply agreements	—	21.4	—	—	—	—	—
Developed product technology, formulations, and product rights	380.0	—	0.5	—	—	31.4	—
Customer relationships and distribution networks	—	25.9	9.8	61.5	6.6	1,056.3	—
Trademarks, trade names, and brands	—	64.2	11.4	129.5	—	287.5	—
Non-compete agreements	—	0.3	0.5	—	—	—	—
Indefinite-lived intangibles:
Trademarks, trade names, and brands	—	—	—	—	4.4	2,003.8	—
In-process research and development	—	—	—	—	—	—	29.2
Total intangible assets	380.0	111.8	22.2	191.0	11.0	3,379.0	29.2
Other non-current assets	—	—	—	—	0.4	2.4	—
Total assets	380.2	182.2	26.7	223.6	44.6	5,766.7	29.2
Liabilities assumed:
Accounts payable	—	2.8	—	—	3.3	225.0	—
Short-term debt	—	—	—	—	—	112.6	—
Accrued liabilities	—	1.6	—	—	1.6	49.3	—
Payroll and related taxes	—	—	—	—	—	51.3	—
Accrued customer programs	—	—	—	—	—	28.9	—
Long-term debt	—	—	—	—	—	1,471.0	—
Net deferred income tax liabilities	—	27.4	—	—	1.4	785.5	—
Other non-current liabilities	—	—	—	—	0.4	59.9	—
Total liabilities	—	31.8	—	—	6.7	2,783.5	—
Net assets acquired	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$29.2

(1)	Consists of eight product acquisitions in our CHC, BCH and Rx segments.
*    Includes opening balance sheet adjustments made as part of the restatement described in Note 1.

Perrigo Company plc - Item 1
Note 2

Actual and Unaudited Pro Forma Impact of Acquisitions

Our Condensed Consolidated Financial Statements include operating results from the acquisitions of the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega, and Gelcaps, and two small product acquisitions (included in "All Other" in the above table) from the date of each acquisition through April 2, 2016. Net sales and operating income attributable to the Tretinoin Products acquisition and included in our financial statements for the three months ended April 2, 2016 totaled $15.9 million and $11.4 million, respectively.

The following unaudited pro forma information gives effect to the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega, and Gelcaps acquisitions, and two small product acquisitions, as if the acquisitions had occurred on the first day of the three months ended March 28, 2015 and had been included in our Results of Operations for all periods presented thereafter (in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
(Unaudited)	Restated	Restated
Net sales	$1,350.6	$1,295.4
Net loss	$(527.7)	$(2.7)

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2015	Business acquisitions	Purchase accounting adjustments	Impairments	Changes in assets held for sale	Currency translation adjustment	April 2, 2016
Reporting Segments:	Restated	Restated	Restated	Restated	Restated	Restated	Restated
CHC	$1,890.0	$—	$—	$—	$4.8	$(1.3)	$1,893.5
BCH	1,769.4	—	0.6	(130.5)	—	89.7	1,729.2
Rx	1,222.2	2.2	—	—	—	(2.6)	1,221.8
Specialty Sciences	199.6	—	—	—	—	—	199.6
Other	71.5	—	—	—	3.7	2.5	77.7
Total goodwill	$5,152.7	$2.2	$0.6	$(130.5)	$8.5	$88.3	$5,121.8

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

Perrigo Company plc - Item 1
Note 3

markets in which the reporting unit distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the reporting unit's growth plans.

The second step of the test requires that we determine the fair value of the BCH - ROW reporting unit’s goodwill, which involves determining the value of the reporting unit’s assets and liabilities. Based on our estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an impairment charge of $130.5 million in Impairment charges on the Condensed Consolidated Statements of Operations for the three months ended April 2, 2016. The change in fair value from previous estimates was due primarily to the changes in the current market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio. As of April 2, 2016, the implied fair value of the impaired goodwill was $1.6 billion.

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

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	April 2, 2016		December 31, 2015
	Restated		Restated
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$243.8	$87.6	$242.4	$77.7
Developed product technology, formulations, and product rights	1,800.1	462.3	1,387.6	426.0
Customer relationships and distribution networks	1,573.3	229.0	1,520.7	193.0
Trademarks, trade names, and brands	563.6	31.2	539.4	22.8
Non-compete agreements	17.6	13.5	15.2	12.7
Total definite-lived intangibles	$4,198.4	$823.6	$3,705.3	$732.2
Indefinite-lived intangibles:
Trademarks, trade names, and brands*	$1,682.3	$—	$1,868.1	$—
In-process research and development	69.5	—	48.2	—
Total indefinite-lived intangibles	1,751.8	—	1,916.3	—
Total other intangible assets	$5,950.2	$823.6	$5,621.6	$732.2

*    Includes impairment charges of $273.4 million and $185.1 million at April 2, 2016 and December 31, 2015, respectively, as described further below.

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and accumulated amortization balances are subject to foreign currency movements.

Perrigo Company plc - Item 1
Note 3

We recorded amortization expense of $85.3 million and $35.2 million for the three months ended April 2, 2016 and March 28, 2015, respectively. The increase in amortization expense was due primarily to the incremental amortization expense incurred on the definite-lived intangible assets acquired from Omega.

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

The carrying value for certain intangible assets and goodwill equals estimated and implied fair value, accordingly, any further deterioration in those assets' fair value would lead to a further impairment charge. Future performance different from the assumptions utilized in our quantitative analyses may result in additional changes in the fair value. We will continue to monitor and assess these assets for potential impairment should further impairment indicators arise, as applicable, and at least annually during our fourth quarter annual impairment testing.

In addition, due to the reprioritization of certain brands in the BCH segment and change in performance expectations for our impaired lifestyle brands previously recorded as indefinite-lived assets, we reclassified the remaining asset balance of $364.5 million to definite-lived assets with a useful life of 20 years as of April 3, 2016.
NOTE 4 - ACCOUNTS RECEIVABLE FACTORING

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $78.5 million and $64.5 million at April 2, 2016 and December 31, 2015, respectively.

Perrigo Company plc - Item 1
Note 5

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	April 2, 2016	December 31, 2015
	Restated	Restated
Finished goods	$542.6	$537.2
Work in process	144.5	151.6
Raw materials	218.0	209.9
Total inventories	$905.1	$898.7

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

The following table summarizes the valuation of our financial instruments carried at fair value and measured at fair value on a recurring and non-recurring basis by the above pricing categories (in millions):

		Fair Value
	Fair Value Hierarchy	April 2, 2016	December 31, 2015
Measured at fair value on a recurring basis:
Assets:
Investment securities	Level 1	$38.6	$14.9

Foreign currency forward contracts	Level 2	$9.4	$4.8
Funds associated with Israeli post-employment benefits	Level 2	17.6	17.2
Total level 2 assets		$27.0	$22.0

Tysabri® royalty stream - at fair value (restated)	Level 3	$5,020.0	$5,310.0

Liabilities:
Interest rate swap agreements	Level 2	$—	$0.3
Foreign currency forward contracts	Level 2	3.4	3.9
Total level 2 liabilities		$3.4	$4.2

Contingent consideration	Level 3	$48.0	$17.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill (restated)(1)	Level 3	$1,593.3	$—
Indefinite-lived intangible assets(2)	Level 3	1,082.0	1,031.8
Assets held for sale, net	Level 3	—	37.5
Total level 3 assets		$2,675.3	$1,069.3

Perrigo Company plc - Item 1
Note 6

(1)
Goodwill with a carrying amount of $1,723.8 million was written down to its implied fair value of $1,593.3 million, resulting in an impairment charge of $130.5 million, which was included in Impairment charges on the Condensed Consolidated Statements of Operations for the three months ended April 2, 2016.

(2)
Indefinite-lived intangible assets with a carrying amount of $1,355.4 million were written down to a fair value of $1,082.0 million resulting in total impairment charges of $273.4 million, which was included in Impairment charges on the Condensed Consolidated Statements of Operations for the three months ended April 2, 2016.

There were no transfers among Level 1, 2, and 3 during the three months ended April 2, 2016 and March 28, 2015. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 7 for information on our investment securities. See Note 8 for a discussion of derivatives.

Funds Associated with Israel Severance Liability

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

Tysabri® Royalty Stream - at Fair Value

On December 18, 2013, we acquired Elan, which had a royalty agreement with Biogen Idec Inc. ("Biogen"), whereby Biogen conveyed the right to receive royalties that are typically payable on sales revenue generated by the sale, distribution or other use of the drug Tysabri®. Pursuant to the royalty agreement, we were entitled to royalty payments from Biogen based on its Tysabri® sales in all indications and geographies. We received royalties of 12% on worldwide Biogen sales of Tysabri® from December 18, 2013 through April 30, 2014. From May 1, 2014, we received royalties of 18% on annual worldwide Biogen sales of Tysabri® up to $2.0 billion and 25% on annual sales above $2.0 billion.

We are accounting for the Tysabri® royalty stream as a financial asset and have elected to use the fair value option model. We made the election to account for the Tysabri® financial asset using the fair value option as we believe this method is most appropriate for an asset that does not have a par value, a stated interest stream, or a termination date. The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected probability weighted future cash flows to be generated by the royalty stream. The financial asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including industry analyst estimates for global Tysabri® sales, probability weighted as to the timing and amount of future cash flows along with certain discount rate assumptions. Cash flow forecasts included the estimated effect and timing of future competition, considering patents in effect for Tysabri® through 2024 and contractual rights to receive cash flows into perpetuity. The discounted cash flows are based upon the expected royalty stream forecasted into perpetuity using a 20-year discrete period with a declining rate terminal value. At April 2, 2016 and December 31, 2015, the pre-tax discount rate utilized was 7.62% and 7.72%, respectively. Significant judgment is required in selecting appropriate discount rates.

Perrigo Company plc - Item 1
Note 6

In February 2016, a competitor’s pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA. Breakthrough therapy designation is when a drug intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Although the product has not launched, industry analysts believe that based on released clinical study information and the recent announcement, Ocrevus® could favorably compete against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form. Given the new market information for Ocrevus®, using industry analyst estimates we reduced our first ten year growth forecast from an average of approximately 3.4% in the fourth calendar quarter of 2015 to approximately growth of 1.8% in the first calendar quarter of 2016, which had the effect of reducing cumulative cash flows over the ten year period by approximately 3.0% compared to the fourth quarter of calendar 2015. These effects, combined with the change in discount rate, resulted in a reduction in fair value of $204.4 million in the first three months of 2016.

At April 2, 2016 and December 31, 2015, an evaluation was performed to assess the rate and general market conditions potentially affecting the fair value. As of April 2, 2016, if this discount rate had increased or decreased by 0.5%, the fair value of the asset would have decreased by $240.0 million or increased by $260.0 million, respectively. As of December 31, 2015, had this discount rate increased or decreased by 0.5%, the fair value of the asset would have decreased by $260.0 million or increased by $270.0 million, respectively. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Quarterly, we assess the expected future cash flows and to the extent such payments are greater or less than initial estimates, or the timing of such payments is materially different than the original estimates, we will adjust the estimated fair value of the asset. As of April 2, 2016, if the expected royalty cash flows used in the estimation process had increased or decreased by 5.0%, the fair value of the asset would have increased by $260.0 million or decreased by $260.0 million, respectively. As of December 31, 2015, if the expected royalty cash flows used in the estimation process had increased or decreased by 5.0%, the fair value of the asset would have increased by $270.0 million or decreased by $280.0 million, respectively.

In addition, included in our accounts receivable balance was $85.6 million and $83.4 million related to our Tysabri® royalty stream at April 2, 2016 and December 31, 2015, respectively.

The following table summarizes the change in our Condensed Consolidated Balance Sheet for the royalty rights and our fair value adjustment that is a Level 3 measurement under ASC 820, which is included in our Condensed Consolidated Statement of Operations for the three months ended April 2, 2016 and the six months ended December 31, 2015 (in millions):

	Three Months Ended	Six Months Ended
	April 2, 2016	December 31, 2015
Tysabri® Royalty Stream - at fair value
Beginning balance	$5,310.0	$5,420.0
Royalties earned	(85.6)	(167.3)
Change in fair value	(204.4)	57.3
Ending balance	$5,020.0	$5,310.0

Contingent Consideration

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

Non-Recurring Fair Value Measurements

Certain assets are required to be recorded at fair value on a non-recurring basis even when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value as of the respective balance sheet dates. See Note 3 for a more detailed discussion of the impaired goodwill and indefinite-lived intangible assets and the valuation methods used. Note 9 for information on our assets and liabilities held for sale.

Fixed Rate Long-Term Debt
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

Perrigo Company plc - Item 1
Note 7

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

Perrigo Company plc - Item 1
Note 8

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

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables, and expected future royalties denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 15 months. The total notional amount for these contracts was $611.4 million and $755.5 million as of April 2, 2016 and December 31, 2015, respectively.

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

Perrigo Company plc - Item 1
Note 8

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		April 2, 2016	December 31, 2015
Designated derivatives:
Foreign currency forward contracts	Other current assets	$4.5	$3.8
Total designated derivatives		$4.5	$3.8
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$4.9	$1.0
Total non-designated derivatives		$4.9	$1.0

	Liability Derivatives
	Balance Sheet Location	Fair Value
		April 2, 2016	December 31, 2015
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.7	$2.0
Interest rate swap agreements	Other non-current liabilities	—	0.3
Total designated derivatives		$1.7	$2.3
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.7	$1.9
Total non-designated derivatives		$1.7	$1.9

The gains (losses) recognized in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended
Designated Cash Flow Hedges	April 2, 2016	March 28, 2015
Interest rate swap agreements	$(9.0)	$2.0
Foreign currency forward contracts	1.6	(3.8)
Total	$(7.4)	$(1.8)

Perrigo Company plc - Item 1
Note 8

The gains (losses) reclassified from Accumulated Other Comprehensive Income (Loss) ("AOCI") into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
		Three Months Ended
Designated Cash Flow Hedges	Income Statement Location	April 2, 2016	March 28, 2015
Interest rate swap agreements	Interest expense, net	$(0.5)	$0.8
Foreign currency forward contracts	Net sales (restated)	0.5	(0.9)
	Cost of sales	0.3	(2.8)
	Interest expense, net	(0.4)	—
	Other expense, net (restated)	0.2	0.4
Total		$0.1	$(2.5)

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized in Income (Ineffective Portion)
		Three Months Ended
Designated Cash Flow Hedges	Income Statement Location	April 2, 2016	March 28, 2015
Interest rate swap agreements	Other expense, net	$(0.1)	$—
Foreign currency forward contracts	Net sales	(0.1)	—
	Cost of sales	0.1	(0.1)
Total		$(0.1)	$(0.1)

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
		Three Months Ended
Non-Designated Derivatives	Income Statement Location	April 2, 2016	March 28, 2015
Foreign currency forward contracts	Other expense, net	$(6.9)	$(255.7)
	Interest expense, net	0.1	(2.5)
Total		$(6.8)	$(258.2)

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

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS
Total borrowings outstanding are summarized as follows (in millions):

				April 2, 2016	December 31, 2015
Revolving credit agreements
	2015 Revolver			$—	$380.0
	2014 Revolver			—	300.0
	Total revolving credit agreements			—	680.0
Term loans
*	2014 Term loan due December 5, 2019			498.3	488.8
Notes and Bonds
	Coupon	Due
	1.300%	November 8, 2016	(2)	500.0	500.0
*	4.500%	May 23, 2017	(3)	205.0	195.5
*	5.125%	December 12, 2017	(3)	341.7	325.8
	2.300%	November 8, 2018	(2)	600.0	600.0
*	5.000%	May 23, 2019	(3)	136.7	130.3
	3.500%	March 15, 2021	(4)	500.0	—
	3.500%	December 15, 2021	(1)	500.0	500.0
*	5.105%	July 19, 2023	(3)	153.7	146.7
	4.000%	November 15, 2023	(2)	800.0	800.0
	3.900%	December 15, 2024	(1)	700.0	700.0
	4.375%	March 15, 2026	(4)	700.0	—
	5.300%	November 15, 2043	(2)	400.0	400.0
	4.900%	December 15, 2044	(1)	400.0	400.0
	Total notes and bonds			5,937.1	4,698.3
Other financing (restated)				97.1	128.2
Unamortized premium (discount), net				58.0	73.4
Deferred financing fees				(37.1)	(36.6)
Total borrowings outstanding				6,553.4	6,032.1
	Current indebtedness (restated)			(650.7)	(1,060.5)
Total long-term debt less current portion				$5,902.7	$4,971.6

(1)	Discussed below collectively as the "2014 Notes."

(2)	Discussed below collectively as the "2013 Notes."

(3)	Debt assumed from Omega.

(4)	Discussed below collectively as the "2016 Notes."

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

On April 25, 2017, the lenders under our 2014 Revolver and 2014 Term Loan waived any default or event of default that may arise from any restatement of or deficiencies in our financial statements for the periods specified in such waivers, including the quarter ended April 2, 2016. No default or event of default existed prior to receipt of these waivers. We are in compliance with all covenants under the 2014 Revolver and the 2014 Term Loan as of the date of this Form 10-Q/A.

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

Notes and Bonds

2016 Notes

On March 7, 2016, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 and $700.0 million in aggregate principal amount of 4.375% senior notes due 2026 (together, the "2016 Notes") and received net proceeds of $1.2 billion after fees and market discount. Interest on the 2016 Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2016. The 2016 Notes are governed by a base indenture and a second supplemental indenture. The 2016 Notes are fully and unconditionally guaranteed on a senior basis by Perrigo, and no other subsidiary of Perrigo guarantees the 2016 Notes. The proceeds were used to repay amounts borrowed under the 2015 Revolver and the 2014 Revolver, as mentioned above. There are no restrictions under the 2016 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2016 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2016 Notes.

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

2014 Notes

On December 2, 2014, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 (the "2021 Notes”), $700.0 million in aggregate principal amount of 3.900% senior notes due 2024 (the “2024 Notes”), and $400.0 million in aggregate principal amount of 4.900% senior notes due 2044 (the “2044 Notes” and, together with the 2021 Notes and the 2024 Notes, the “2014 Notes”) and received net proceeds of $1.6 billion after fees and market discount. Interest on the 2014 Notes is payable semiannually in arrears in June and December of each year, beginning in June 2015. The 2014 Notes are governed by a base indenture and a first

Perrigo Company plc - Item 1
Note 10

supplemental indenture. The 2014 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo, and no other subsidiary of Perrigo guarantees the 2014 Notes. There are no restrictions under the 2014 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2014 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2014 Notes.

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

Obligations Resulting from Recourse Factoring

In conjunction with the restatement related to BCH Belgium Distribution Contracts we have included the obligations due to the factors related to recourse amounts factored in Other Financing. The recourse contracts were discontinued during 2016 and no balance remains outstanding at December 31, 2016. The balance outstanding and due to the factor were $31.5 million and $42.2 million at April 2, 2016 and December 31, 2015, respectively.

Perrigo Company plc - Item 1
Note 11

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
	Restated	Restated
Numerator:
Net loss	$(529.2)	$(22.2)

Denominator:
Weighted average shares outstanding for basic EPS	143.2	140.8
Dilutive effect of share-based awards*	—	—
Weighted average shares outstanding for diluted EPS	143.2	140.8

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	—

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2015 (restated)	$(4.6)	$(14.2)	$6.4	$(2.9)	$(15.3)
OCI before reclassifications (restated)	151.4	(5.8)	6.2	0.8	152.6
Amounts reclassified from AOCI	—	0.1	—	—	0.1
Other comprehensive income (loss) (restated)	151.4	(5.7)	6.2	0.8	152.7
Balance at April 2, 2016 (restated)	$146.8	$(19.9)	$12.6	$(2.1)	$137.4

Perrigo Company plc - Item 1
Note 13

NOTE 13 – INCOME TAXES

The effective tax rate for the three months ended April 2, 2016 was an expense of 8.0% on a net loss reported in the period. The tax rate was impacted by the intangible asset and goodwill impairments described in Note 3. The tax rate was further impacted by the effects of the jurisdictional mix of income estimated in future periods used in the annual effective tax rate computation. The result of net income in jurisdictions with lower tax rates in future periods creates an estimated annual effective tax benefit compared to estimated annual net income, thereby creating a negative tax rate. The effective tax rate for the three months ended March 28, 2015 was an expense of 118.0% on a net loss reported in the period.

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

The total liability for uncertain tax positions was $355.9 million and $340.3 million as of April 2, 2016 and December 31, 2015, respectively, before considering the federal tax benefit of certain state and local items.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $56.3 million and $52.1 million as of April 2, 2016 and December 31, 2015, respectively.

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

Perrigo Company plc - Item 1
Note 13

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

We also have an "Other" segment that is comprised of our API business, which does not meet the quantitative threshold required to be a separately reportable segment. Our segments reflect the way in which our chief operating decision maker reviews our operating results and allocates resources.

Perrigo Company plc - Item 1
Note 16

The below tables show select financial measures by reporting segment (in millions):

	Three Months Ended			April 2, 2016
	April 2, 2016
	Restated			Restated
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
CHC	$700.3	$99.5	$19.8	$3,742.7
BCH	362.8	(398.1)	35.5	6,416.3
Rx	263.6	94.3	29.5	3,384.5
Specialty Sciences	—	(1.4)	—	5,738.8
Other	20.6	5.4	0.5	217.4
Unallocated	—	(31.3)		—
Total	$1,347.3	$(231.6)	$85.3	$19,499.7

	Three Months Ended			December 31, 2015
	March 28, 2015
	Restated			Restated
	Net Sales	Operating Income (Loss)	Amortization of Intangibles	Total Assets
CHC	$684.9	$104.3	$16.1	$3,384.8
BCH	—	—	—	7,083.5
Rx	251.6	100.0	18.3	2,738.0
Specialty Sciences	—	(3.3)	0.3	5,930.2
Other	30.7	10.5	0.5	213.1
Unallocated	—	(21.1)	—	—
Total	$967.2	$190.4	$35.2	$19,349.6

The Specialty Sciences segment recognized expense (income) of $204.4 million and $(100.8) million for the three months ended April 2, 2016 and March 28, 2015, respectively, for the change in the fair value of the Tysabri® royalty stream during each period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q/A and our Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2016 Form 10-K.

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

Perrigo Company plc - Item 2
Executive Overview

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

We also have an "Other" segment comprised of our our Active Pharmaceutical Ingredients ("API") business, which develops, manufactures, and markets active API used worldwide by both generic and branded pharmaceutical companies. For results by segment, see "Segment Results" below and Item 1. Note 16.

Restatement

In connection with our year-end financial statement close and preparation of our Annual Report on Form 10-K for 2016, we identified misstatements in our historical financial statements, including for the nine months ended October 1, 2016, six months ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 (the "Restated Periods"). Accordingly, we have restated the Condensed Consolidated Financial Statements for the three months ended April 2, 2016 and March 28, 2015 to reflect the correction of the misstatements, the most significant of which are described below. The segments predominantly affected by this restatement are Specialty Sciences and Consumer Healthcare International. Refer to Note 10 for additional information on how this restatement affects our debt covenants.

During the 2016 year-end financial statement close process, and in anticipation of our potential sale of our royalty rights, we evaluated the potential effects of the Tysabri® royalty stream sale accounting and the accounting and disclosures associated with the pending 2018 adoption of ASC 606 “Revenues from Contracts with Customers.” After an extensive evaluation of the facts and circumstances and the judgments required to determine the appropriate classification, it was determined that under existing U.S. GAAP the contingent payments from Elan's May 2013 sale of Tysabri® to Biogen (the "Tysabri® royalty stream") should have been recorded as a financial asset, rather than an intangible asset, on the date of our acquisition of Elan.

Our Tysabri® royalty stream is now accounted for in our financial statements for fiscal 2016 and prior restated periods as a financial asset using the fair value option. We made the election to account for the Tysabri® financial asset using the fair value option as we believe this method is most appropriate for an asset that does not have a par value, a stated interest stream, or a termination date. Accounting for the Tysabri® royalty stream as a financial asset required us to adjust our financial statements for the Restated Periods to (1) remove the Tysabri® royalty stream from net sales in our Condensed Consolidated Statements of Operations, (2) remove the amortization expense (reflected in cost of goods sold) associated with recording the Tysabri® royalty stream as an intangible asset, and (3) include the quarterly changes in fair value of the Tysabri® royalty stream as a component of other non-operating income/expense. The cash payments we received from the royalty stream are included in our

Perrigo Company plc - Item 2
Executive Overview

Condensed Consolidated Statements of Cash Flows for the Restated Periods and reflect the cash received from the Tysabri® royalty stream as cash from investing activities, rather than as cash from operating activities.

In addition, in connection with the financial closing for the year ended December 31, 2016, we identified certain tax basis intangible assets that existed at the time of the acquisition of Omega Pharma Invest N.V. (“Omega”) on March 30, 2015, which reduced the deferred tax liabilities in acquired intangible assets and increased our valuation allowance resulting in a net change to our deferred taxes of approximately $236.3 million. The resulting balance sheet reclassification required a reduction of goodwill, offset by a corresponding reduction to net deferred taxes at the date of the Omega acquisition. Further, we have evaluated the accounting effect subsequent to the acquisition date related to the remeasured deferred tax liability, including the impairments of Omega goodwill recorded in 2016 and certain adjustments to valuation allowances, which have been reflected in the Restated Periods.

In restating our financial statements to correct the misstatements discussed above, we are also making adjustments for previously identified required corrections with respect to the three months ended April 2, 2016 and March 28, 2015, which were recorded in our year ended December 31, 2016 and year ended June 27, 2015 financial results. In conjunction with the restatement, we have determined that it would be appropriate within this Form 10-Q/A to reflect these adjustments in the three months ended April 2, 2016 and March 28, 2015. All of the financial information presented in this Item 2 has been revised to reflect the restatement more fully described in Item 1. Note 1 to the Condensed Consolidated Financial Statements.

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

Perrigo Company plc - Item 2
Consolidated

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

The assessment for goodwill impairment indicated that a portion of the goodwill acquired in the Omega acquisition was impaired as the reporting unit's fair value did not exceed its carrying value. The main assumptions supporting the cash flow projections assume revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the reporting unit's growth plans. Based on our evaluation and estimates of the fair value of the reporting unit, we recorded an impairment charge of $130.5 million for the three months ended April 2, 2016. The change in fair value from previous estimates was due primarily to the changes in the current market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio. As of April 2, 2016, the implied fair value of the impaired goodwill is $1.6 billion.

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

Perrigo Company plc - Item 2
Consolidated

In addition, due to the reprioritization of certain brands in the BCH segment and change in performance expectations for our impaired lifestyle brands previously recorded as indefinite-lived assets, we reclassified the remaining asset balance of $364.5 million to definite-lived assets with a useful life of 20 years as of April 3, 2016.

See Item 1. Note 3 for more information.

Consolidated Results

	Three Months Ended
	March 28, 2015	April 2, 2016
($ in millions)	Restated	Restated
Net sales	$967.2	$1,347.3
Gross profit	$369.4	$533.1
Gross profit %	38.2%	39.6%
Operating expenses	$179.0	$764.7
Operating expenses %	18.5%	56.8%
Operating income (loss)	$190.4	$(231.6)
Operating income (loss) %	19.7%	(17.2)%
Tysabri® royalty stream - change in fair value	$(100.8)	$204.4
Interest and other, net	$301.4	$54.1
Income tax benefit	$12.0	$39.1
Net loss	$(22.2)	$(529.2)

A significant change in our consolidated year-over-year results is due to the addition of Omega in our operating results for the three months ended April 2, 2016. Omega was acquired on March 30, 2015. In addition, the net loss for the three months ended April 2, 2016 included impairment charges totaling $403.9 million, as described above under "Interim Impairment Testing" and in Item 1. Note 3, and a $204.4 million charge associated with the change in the fair value of the Tysabri® royalty stream due to changes in the discount rate and cash flow assumptions. The net loss for the prior year period included a $259.8 million loss on derivatives we used to economically hedge fluctuations in the euro-denominated purchase price of the Omega acquisition as described in Item 1. Note 8, offset partially by $100.8 million of income associated with the change in the fair value of the Tysabri® royalty stream due to changes in the discount rate and cash flow assumptions. See the below section "Tysabri® Royalty Stream - Change In Fair Value" and Item 1. Notes 1 and 6 for more information on the change in fair value of the Tysabri® royalty stream.

Perrigo Company plc - Item 2
Consolidated

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

Segment Results

	Three Months Ended
	March 28, 2015	April 2, 2016
($ in millions)		Restated
Net sales	$684.9	$700.3
Gross profit	$211.9	$210.9
Gross profit %	30.9%	30.1%
Operating income	$104.3	$99.5
Operating income %	15.2%	14.2%
Three Months Ended April 2, 2016 vs. Three Months Ended March 28, 2015

Net sales increased $15.4 million, or 2%, over the prior year period due primarily to:

•	New product sales of $30.6 million related primarily to infant formula and food products;

•	Incremental net sales of $12.9 million from acquisitions (primarily the Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps") and ScarAway® acquisitions); and

•
Increased sales volumes of existing products totaling $17.0 million due primarily to strong performance in our infant formula and smoking cessation categories, offset partially by weaker sales in our cough/cold and analgesics categories due to a mild cold and flu season; offset partially by

•	Discontinued products of $32.0 million due primarily to a label refresh within the infant formula category; and

•	Unfavorable foreign currency movement of $6.5 million.

Operating income decreased $4.8 million, or 5%, as a result of:

•	A decrease of $1.0 million in gross profit due to:

•	Increased new product sales; and

•	Improved efficiencies in manufacturing facilities; more than offset by

•	An unfavorable product mix.

•	An increase of $3.8 million in operating expenses due to:

•	An increase in restructuring expense related to strategic organizational enhancements; and

•	Increased selling and administrative expenses related to the Gelcaps and ScarAway® acquisitions.

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

Segment Results

Three Months Ended
April 2, 2016
($ in millions)	Restated
Net sales	$362.8
Gross profit	$178.1
Gross profit %	49.1%
Operating loss	$(398.1)
Operating loss %	(109.7)%

BCH sales were led by new product sales of $31.2 million and $37.6 million of sales attributable to acquisitions (primarily Naturwohl Pharma GmbH and the GlaxoSmithKline OTC brands). Sales were also impacted by strong Top 20 brand sales primarily in the cough/cold and allergy category, despite a mild cough/cold season in Europe, offset partially by low OTC distribution sales.

Operating expenses included selling, general and administrative expense of $154.8 million (of which $35.5 million related to amortization expense on acquired intangible assets), R&D expense of $8.6 million, distribution expense of $6.7 million, and restructuring expense of $2.2 million. Selling expense as a percent of net sales of the BCH segment was significantly higher for the BCH segment than it was for our other business segments due to advertising and promotional expenses that are unique to the BCH segment, which totaled $59.1 million during the three months ended April 2, 2016. While we made seasonally high investments in advertising and promotional expense in the quarter, we employed cost control measures to partially mitigate our lower forecasted sales and operating income. Advertising and promotional expense is typically seasonally higher in the first half of the calendar year than in the second half of the year.

Operating expenses also included $403.9 million of intangible asset and goodwill impairment charges recorded in connection with the interim impairment testing described in the above section "Interim Impairment Testing". See Item 1. Note 3 for more information.

Perrigo Company plc - Item 2
BCH

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

Segment Results

	Three Months Ended
	March 28, 2015	April 2, 2016
($ in millions)		Restated
Net sales	$251.6	$263.6
Gross profit	$141.7	$134.3
Gross profit %	56.3%	50.9%
Operating income	$100.0	$94.3
Operating income %	39.7%	35.8%

Three Months Ended April 2, 2016 vs. Three Months Ended March 28, 2015

Net sales increased $12.0 million, or 5%, due primarily to:

•	Sales attributable to the Entocort® and Tretinoin Products acquisitions totaling $45.6 million; and

•	New product sales of $11.2 million; offset partially by

•
Decreased sales of existing products of $57.0 million due to declined sales volume of certain products, pricing pressure across extended topical products, and the loss of the exclusivity period for a key extended topical product.

Segment operating income decreased $5.7 million, or 6%, as a result of:

•	A decrease of $1.7 million in operating expenses; more than offset by

•
A decrease of $7.4 million in gross profit due primarily to increased amortization expense from the Entocort® and Tretinoin Products acquisitions as well as the pricing pressure noted above, offset partially by a gain on the sale of an intangible asset.

SPECIALTY SCIENCES

Segment Results

Perrigo Company plc - Item 2
Specialty Sciences

Operating expenses were $1.4 million for the three months ended April 2, 2016 compared to $3.3 million for the three months ended March 28, 2015, a decrease of $1.9 million due to a reduction in legal expenses. See the Interest, Other and Royalty Stream (Consolidated) section below for discussions on the Tysabri® Royalty Stream change in fair value.

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

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to the segments and are recorded in operating income. Unallocated expenses increased from $21.1 million for the three months ended March 28, 2015 to $31.3 million for the three months ended April 2, 2016 due primarily to increased share-based compensation expense and expenses incurred in connection with integration-related activities.

Tysabri® Royalty Stream - Change In Fair Value

We are accounting for the Tysabri® royalty stream as a financial asset and have elected to use the fair value option model with changes in fair value presented in Net income (loss) under the caption Tysabri® royalty stream - change in fair value. Changes in the fair value of the Tysabri® royalty stream were $204.4 million of expense for the three months ended April 2, 2016 and $100.8 million of income for the three months ended March 28, 2015, resulting in a change of $305.2 million compared to the prior year period due to changes in the discount rate and cash flow assumptions.

In February 2016, a competitor’s pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA. Breakthrough therapy designation is when a drug intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Although the product has

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

not launched, industry analysts believe that based on released clinical study information and the recent announcement, Ocrevus® could favorably compete against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form. Given the new market information for Ocrevus®, using industry analyst estimates we reduced our first ten year growth forecast from an average of approximately 3.4% in the fourth calendar quarter of 2015 to approximately growth of 1.8% in the first calendar quarter of 2016, which had the effect of reducing cumulative cash flows over the ten year period by approximately 3.0% compared to the fourth quarter of calendar 2015. These effects, combined with the change in discount rate, resulted in a reduction in fair value of $204.4 million in the first three months of 2016. See Item 1. Note 6 for additional information on the assumptions.

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

Other Expense, Net

Other expense, net, was $2.5 million during the three months ended April 2, 2016, compared to $258.1 million during the three months ended March 28, 2015. The decrease was due to the absence of the $259.8 million loss we incurred in the prior year period on the derivatives we used to economically hedge fluctuations in the euro-denominated purchase price of the Omega acquisition. The losses on the derivatives due to the changes in the EUR/USD exchange rate prior to their settlement economically offset the final settlement of the euro-denominated Omega purchase price paid on March 30, 2015.

Income Taxes (Consolidated)

The effective tax rate for the three months ended April 2, 2016 was expense of (8.0)% on a net loss reported in the period. The tax rate was impacted by the intangible asset and goodwill impairments described above under "Interim Impairment Testing." The tax rate was further impacted by the effects of the jurisdictional mix of income estimated in future periods used in the annual effective tax rate computation. The result of net income in jurisdictions with lower tax rates in future periods creates an estimated annual effective tax benefit compared to estimated annual net income, thereby creating a negative tax rate. The effective tax rate for the three months ended March 28, 2015 was expense of (118.0)% on a net loss reported in the period.

The effective tax rate for the three months ended April 2, 2016 was expense of (8.0)% on a net loss reported in the period. The tax rate was impacted by the intangible asset and goodwill impairments described above under "Interim Impairment Testing." The tax rate was further impacted by the effects of the jurisdictional mix of income estimated in future periods used in the annual effective tax rate computation. The result of net income in jurisdictions with lower tax rates in future periods creates an estimated annual effective tax benefit compared to estimated annual net income, thereby creating a negative tax rate. The effective tax rate for the three months ended March 28, 2015 was expense of (118.0)% on a net loss reported in the period.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Our Tysabri® royalty stream is accounted for as a financial asset using the fair value option. As a result, cash receipts from the royalty stream are presented as cash from investing activities, rather than as cash from operating activities in the Condense Consolidated Statement of Cash Flows for the Restated Periods presented below.

Operating Activities
We generated $98.5 million from operating activities during the three months ended April 2, 2016, a $81.7 million decrease over the comparable prior year period due primarily to:

•	A decrease in net earnings after adjusting for $178.8 million of non-cash items such as impairment charges, changes in the fair value of the Tysabri® royalty stream, and depreciation and amortization;

•	A net increase in cash used for customer-related programs of $53.9 million due primarily to the increased pricing pressure we are experiencing in the Rx segment;

•
A net increase in cash used for payroll and related taxes of $36.4 million due primarily to severance payments related to the restructuring activities and the addition of Omega operations in the current year period; and

•
A net decrease in cash from changes in accounts receivable of $15.0 million and accounts payable of $21.2 million, due primarily to the addition of Omega operations in the current year period; offset partially by

•
A net increase in cash from changes in accrued income taxes of $228.6 million due primarily to the prior year period including a $68.9 million incremental tax payment made in connection with the contested IRS audit described above under "Income Taxes" as well as changes in annualization of accrued income taxes.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Investing Activities
Cash used for investing activities totaled $368.7 million for the three months ended April 2, 2016, an increase of $122.5 million over the comparable prior year period. The increase in cash used was due primarily to the Tretinoin Products acquisition in the current year, which used $416.4 million in cash. In the comparable prior year period, cash used for investing activities consisted primarily of a $298.1 million outflow related to the cash settlement of non-designated foreign currency derivatives we used to hedge the euro-denominated Omega purchase price. Investing cash outflows were offset partially by $83.4 million and $87.8 million of Tysabri® royalty proceeds for the three months ended April 2, 2016 and March 28, 2015, respectively.

Financing Activities
Cash generated from financing activities totaled $437.4 million for the three months ended April 2, 2016, compared to cash used for financing activities of $31.6 million for the comparable prior year period. The primary contributor to the cash generation in the current year period was the borrowing of $1.2 billion of long-term debt. This was offset in part by net repayments on our revolving credit agreements and other short-term financing of $715.9 million. For more information see "Borrowings and Capital Resources" below.

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

Accounts Receivable Factoring

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $78.5 million and $64.5 million at April 2, 2016 and December 31, 2015, respectively.

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

We had $5.9 billion and $4.7 billion outstanding under our notes and bonds, and $498.3 million and $488.8 million outstanding under our term loan, as of April 2, 2016 and December 31, 2015, respectively. We expect to repay our 1.3000% $500.0 million notes maturing in November 2016 out of our cash, cash equivalents, cash flows from operations, and/or borrowings under our credit facilities.

As described in our Current Report on Form 8-K filed on April 25, 2017, the lenders under our 2014 Revolver and 2014 Term Loan waived any default or event of default that may arise from any restatement of or deficiencies in our financial statements for the periods specified in such waivers, including the quarter ended April 2, 2016. No default or event of default existed prior to receipt of these waivers. We are in compliance with all covenants under the 2014 Revolver and the 2014 Term Loan as of the date of this Form 10-Q/A. See Item 1. Note 10 for more information on all of the above debt facilities.

Credit Ratings

Our credit ratings on April 2, 2016 were Baa3 (stable) and BBB (outlook negative) by Moody's Investors Service and Standard and Poor's Rating Services, respectively. On April 26, 2016, S&P lowered our credit rating to BBB- (stable). On August 10, 2016, Moody’s affirmed our Baa3 credit rating and changed our outlook to negative from stable.

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

	Payment Due by Period (in millions)
	2016(1)	2017 - 2018	2019 - 2020	After 2020	Total
Short and long-term debt restated(2)	$815.2	$1,698.5	$822.5	$5,512.3	$8,848.5

(1)     Reflects remaining nine months of 2016.

(2)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at April 2, 2016.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our Transition Report on Form 10-KT for the transition period from June 28, 2015 to December 31, 2015.

Perrigo Company plc - Item 4
Controls and Procedures

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of April 2, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 2, 2016 because of the material weaknesses in our internal control over financial reporting described below.

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

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Tysabri® Contingent Payments

We acquired the Tysabri® royalty stream through our acquisition of Elan in December 2013. At the time of the acquisition, we concluded that the right to receive quarterly royalty payments from Biogen should be an intangible asset and such payments recognized as revenue in our financial statements. As discussed in Item 4.02 of our Form 8-K filed on April 25, 2017, during the 2016 year-end close process, and in anticipation of our potential sale of the Tysabri® royalty rights and the 2018 adoption of ASC 606 Revenue from Contracts with Customers, we re-evaluated the historical classification of the Tysabri® royalty stream as an intangible asset and concluded that it should have been reflected in the financial statements as a financial asset as of its 2013 acquisition date. As part of this evaluation, management determined that its control over the review of the application of the accounting guidance in ASC 805 Business Combinations did not operate effectively in the appropriate identification of the assets acquired and liabilities assumed in connection with the Elan acquisition in December 2013. All of our originally filed financial statements through the filing of the Form 10-Q for the quarter ended October 1, 2016, as originally filed on November 10, 2016, included the disclosure of the Elan acquisition with the Tysabri® royalty stream presented as an intangible asset. In addition, due to the fact that the asset was historically classified as an intangible asset, we did not design or implement controls around the fair value accounting for the Tysabri® royalty stream as a financial asset, so these controls were not in place at any quarter end subsequent to the acquisition including the date of the annual assessment of controls.

These control deficiencies created a reasonable possibility that a material misstatement to the annual consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, management concluded that these control deficiencies represent material weaknesses.

Income Taxes

Management has determined that we did not design or maintain effective management review controls related to our income tax procedures in our interim income tax reporting, determination of our deferred taxes in connection with business combinations or the determination of valuation allowances for our deferred tax assets

As disclosed in our Form 10-Q for the quarterly period ended April 2, 2016 (the “First Quarter 2016 10-Q”), management determined that we did not design or maintain effective management review controls that operated at a sufficient level of precision to ensure interim income taxes were properly recorded and disclosed in our condensed consolidated financial statements in connection with the recording of an indefinite-lived intangible asset impairment and estimated goodwill impairment. These control deficiencies resulted in a material misstatement in income taxes in the preliminary financial statements for the quarter ended April 2, 2016. The material misstatement in interim income taxes was corrected prior to the filing of the First Quarter 2016 10-Q.

Perrigo Company plc - Item 4
Controls and Procedures

In February 2017, management identified the existence of tax basis in certain acquired intangible assets (“tax amortization benefits”) that existed at the time of the acquisition of Omega on March 30, 2015. Upon evaluating the tax amortization benefits, management concluded that the purchase accounting for Omega should have included the tax basis in the intangible assets in calculating the deferred tax liability in the opening balance sheet. This omission of existing tax basis in calculating the deferred tax liability on the acquisition date indicated that management’s review over the opening balance sheet deferred income tax positions was not operating appropriately.

These control deficiencies created a reasonable possibility that a material misstatement to the interim and annual consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, management concluded that these control deficiencies represent material weaknesses.

Plan for Remediation of Material Weaknesses

We are committed to remediating the control deficiencies that gave rise to the material weaknesses described above. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

To remediate the material weakness in internal control over financial reporting related to the acquisition of the Tysabri® royalty rights, we plan, with oversight from the Audit Committee, to:

•
Review the processes and controls in place related to our application of ASC 805 to enhance the effectiveness of the design and operation of those controls to identify assets acquired and liabilities assumed; and

•	Evaluate and enhance management review controls related to business acquisitions.

In addition, as part of our restatement process described in Note 1 to the Condensed Consolidated Financial Statements, we designed and initiated certain controls around the accounting for the Tysabri® royalty stream as a financial asset. These controls that we are implementing include: 1) procedures related to the fair value estimation process, such as the use of relevant data and key assumptions utilized in the projections of future cash flows and calculation of discount rates and 2) management review controls over key assumptions and methodologies used in the calculations. We expect to fully implement the remediation actions during the second quarter of 2017 to remediate the control deficiencies around the financial asset.

Until the remediation actions are fully implemented and the design and operating effectiveness of related internal controls is validated through testing, the material weaknesses described above will continue to exist.

To remediate the material weakness in internal control over financial reporting related to income taxes, we plan, with oversight from the Audit Committee, to:

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

We are committed to achieving and maintaining a strong internal control environment and believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. We intend to review each of the identified material weaknesses and add resources and improve our processes to achieve and maintain a strong control environment. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

Perrigo Company plc - Item 4
Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Perrigo Company plc - Part II - Other Information

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 14 to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) includes a detailed discussion of our risk factors. Please refer to Item 1A of our 2016 Form 10-K, which we anticipate filing on or about the date hereof, and review such risk factors in connection with your review of this Form 10-Q/A.

ITEM 5.     OTHER INFORMATION

Joseph C. Papa and Perrigo Company, a Michigan corporation and a wholly owned subsidiary of the Company (“Perrigo Michigan”), entered into Amendment No. 4, effective as of May 6, 2016, to that certain Employment Agreement between Mr. Papa and Perrigo Michigan, effective as of October 9, 2006, as amended by Amendment No. 1 effective as of November 12, 2015, Amendment No. 2 effective as of October 22, 2015, and Amendment No. 3 effective as of April 24, 2016. The sole purpose of Amendment No. 4 is to correct a typographical error contained in Amendment No. 3. A copy of Amendment No. 4 was filed with the Original Filing as Exhibit 10.5.

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

4.2	Form of Global Note representing the 2021 Notes (filed with Original Filing).

4.3	Form of Global Note representing the 2026 Notes (filed with Original Filing).

10.1
Amendment to the Revolving Credit Agreement, dated February 26, 2016, by and among Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, Perrigo Company plc, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014 (filed with Original Filing).

10.2
Amendment to the Term Loan Credit Agreement, dated February 26, 2016, by and among Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, Perrigo Company plc, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014 (filed with Original Filing).

10.3
Amendment to the Revolving Credit Agreement, dated February 26, 2016, by and among the Company, Perrigo Finance Unlimited Company, HSBC Bank USA, N.A., Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., and the other lenders party thereto, dated as of December 9, 2015 (filed with Original Filing).

10.4
Amendment No. 3, effective as of April 24, 2016, to the Employment Agreement, effective as of October 9, 2006, by and between Perrigo Company and Joseph C. Papa, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2016 (File No. 001-36353).

10.5	Amendment No. 4, effective as of May 6, 2016, to the Employment Agreement, effective as of October 9, 2006, by and between Perrigo Company and Joseph C. Papa (filed with Original Filing).

Perrigo Company plc - Part II - Item 6
Exhibits

10.6
First Amendment and Consent to Note Purchase Agreement, between Omega Pharma N.V. and the Prudential Insurance Company of America, dated October 7, 2011, in connection with the Note Purchase Agreement, dated May 19, 2011, with respect to the issuance and sale of EUR 135,043,889 aggregate principal amount of Omega’s 5.1045% senior notes due 2023 (filed with Original Filing).

10.7
Waiver to Note Purchase Agreement, between Omega Pharma N.V. and the Prudential Insurance Company of America, dated May 16, 2016, in connection with the Note Purchase Agreement, dated May 19, 2011 (as amended by the First Amendment and Consent to the Note Purchase Agreement, dated as of October 7, 2011), with respect to the issuance and sale of EUR 135,043,889 aggregate principal amount of Omega’s 5.1045% senior notes due 2023 (filed with Original Filing).

31.1	Rule 13a-14(a) Certification by John T. Hendrickson, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Ronald L. Winowiecki, Acting Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	May 22, 2017	By: /s/ John T. Hendrickson
John T. Hendrickson
Chief Executive Officer
(Principal Executive Officer)

Date:	May 22, 2017	By: /s/ Ronald L. Winowiecki
Ronald L. Winowiecki
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)