Form 10-Q/A
period 2016-07-02
PERRIGO Co plc
filed 2017-05-22
CIK 1585364

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    YES [ ]    NO  [X]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  [ ]   NO [X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q ("Form 10-Q/A") for the quarterly period ended July 2, 2016, which was filed with the United States Securities and Exchange Commission (“SEC”) on August 10, 2016 (the "Original Filing"), to reflect restatements of the Condensed Consolidated Balance Sheet at July 2, 2016 and December 31, 2015, and the Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Comprehensive Income (Loss), and Condensed Consolidated Cash Flows for the three and six months ended July 2, 2016 and June 27, 2015, and the related notes thereto. We intend to file our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), which will include consolidated financial statements and selected financial data for the six months ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 which are restated (the “Restated Periods”). As described below, the restatement follows a correction in accounting under U.S. generally accepted accounting principles (“U.S. GAAP”) related to the Tysabri® royalty stream.

In connection with our year-end financial statement close and preparation of our 2016 Form 10-K, misstatements were identified in certain of our previous financial statements. As a result on April 19, 2017, the Board of Directors, after recommendation from the Audit Committee and consultation with Management, concluded that such financial statements, and certain financial statements for interim periods within the Restated Periods, should no longer be relied upon and would require restatement. This determination follows a correction in accounting under U.S. GAAP related to the contingent payments from Elan's May 2013 sale of Tysabri® to Biogen (the "Tysabri® royalty stream"). It was determined that the Tysabri® royalty stream should be recorded as a financial asset, rather than an intangible asset, on the date of acquisition. We have elected to account for the Tysabri® financial asset using the fair value option model. In addition, we identified certain misstatements related to the calculation of deferred tax liabilities that existed at the time of the acquisition of Omega Pharma Invest N.V. ("Omega"). As part of this restatement we also considered other previously identified adjustments. Refer to Item 1. Note 1 for additional information on the restatement. Refer to Item 1. Note 10 for additional information on how this restatement affects our debt covenants.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	Restated	Restated	Restated	Restated
Net sales	$1,340.5	$1,415.2	$2,687.8	$2,382.4
Cost of sales	794.0	814.2	1,608.2	1,412.0
Gross profit	546.5	601.0	1,079.6	970.4

Operating expenses
Distribution	22.5	23.7	44.3	38.4
Research and development	47.0	62.6	92.2	98.0
Selling	171.6	174.9	352.4	223.7
Administration	104.3	140.8	211.8	219.8
Impairment charges	10.5	6.8	414.4	6.8
Restructuring	5.8	(0.1)	11.3	1.0
Total operating expenses	361.7	408.7	1,126.4	587.7

Operating income	184.8	192.3	(46.8)	382.7

Tysabri® royalty stream - change in fair value	910.8	69.2	1,115.3	(31.5)
Interest expense, net	57.4	45.9	108.6	89.2
Other expense, net	28.8	15.8	31.3	273.9
Loss on extinguishment of debt	—	0.9	0.4	0.9
Income (loss) before income taxes	(812.2)	60.5	(1,302.4)	50.2
Income tax expense (benefit)	(277.9)	82.7	(238.9)	94.7
Net loss	$(534.3)	$(22.2)	$(1,063.5)	$(44.5)

Loss per share
Basic	$(3.73)	$(0.15)	$(7.43)	$(0.31)
Diluted	$(3.73)	$(0.15)	$(7.43)	$(0.31)

Weighted-average shares outstanding
Basic	143.2	146.3	143.2	143.5
Diluted	143.2	146.3	143.2	143.5

Dividends declared per share	$0.145	$0.125	$0.29	$0.25

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	Restated	Restated	Restated	Restated
Net loss	$(534.3)	$(22.2)	$(1,063.5)	$(44.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(107.6)	118.6	43.9	90.8
Change in fair value of derivative financial instruments, net of tax	(1.3)	4.8	(7.0)	5.5
Change in fair value of investment securities, net of tax	2.4	(6.1)	8.5	(4.9)
Change in post-retirement and pension liability adjustments, net of tax	(0.3)	5.1	0.6	4.7
Other comprehensive income (loss), net of tax	(106.8)	122.4	46.0	96.1
Comprehensive income (loss)	$(641.1)	$100.2	$(1,017.5)	$51.6
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	July 2, 2016	December 31, 2015
	Restated	Restated
Assets
Cash and cash equivalents	$641.8	$417.8
Accounts receivable, net of allowance for doubtful accounts of $5.4 million, and $4.5 million, respectively	1,194.1	1,189.0
Inventories	894.6	898.7
Prepaid expenses and other current assets	297.3	286.1
Total current assets	3,027.8	2,791.6
Property, plant and equipment, net	888.6	886.2
Tysabri® royalty stream - at fair value	4,020.0	5,310.0
Goodwill and other indefinite-lived intangible assets	6,425.8	7,069.0
Other intangible assets, net	3,607.6	2,973.1
Non-current deferred income taxes	109.3	71.4
Other non-current assets	212.1	248.3
Total non-current assets	15,263.4	16,558.0
Total assets	$18,291.2	$19,349.6
Liabilities and Shareholders’ Equity
Accounts payable	$509.1	$555.8
Payroll and related taxes	98.4	125.3
Accrued customer programs	353.0	396.0
Accrued liabilities	295.7	351.9
Accrued income taxes	45.9	62.7
Current indebtedness	758.1	1,060.5
Total current liabilities	2,060.2	2,552.2
Long-term debt, less current portion	5,652.5	4,971.6
Non-current deferred income taxes	1,107.6	1,372.7
Other non-current liabilities	422.5	346.3
Total non-current liabilities	7,182.6	6,690.6
Total liabilities	9,242.8	9,242.8
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,144.0	8,142.6
Accumulated other comprehensive income (loss)	30.7	(15.3)
Retained earnings	874.3	1,980.1
Total controlling interest	9,049.0	10,107.4
Noncontrolling interest	(0.6)	(0.6)
Total shareholders’ equity	9,048.4	10,106.8
Total liabilities and shareholders' equity	$18,291.2	$19,349.6

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	143.2	143.1

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 2, 2016	June 27, 2015
	Restated	Restated
Cash Flows From (For) Operating Activities
Net loss	$(1,063.5)	$(44.5)
Adjustments to derive cash flows
Depreciation and amortization	223.7	149.9
Loss on acquisition-related foreign currency derivatives	—	300.0
Share-based compensation	9.6	15.5
Impairment charges	414.4	6.8
Tysabri® royalty stream - change in fair value	1,115.3	(31.5)
Loss on extinguishment of debt	0.4	0.9
Restructuring charges	11.3	1.0
Deferred income taxes	(322.8)	20.2
Amortization of financing fees and debt discount (premium)	(16.2)	(1.8)
Other non-cash adjustments	28.1	5.4
Subtotal	400.3	421.9
Increase (decrease) in cash due to:
Accounts receivable	41.2	(47.7)
Inventories	4.7	8.0
Accounts payable	(47.0)	167.4
Payroll and related taxes	(39.2)	(3.8)
Accrued customer programs	(44.2)	19.5
Accrued liabilities	(53.9)	(9.3)
Accrued income taxes	(2.8)	(11.3)
Other	(29.4)	18.7
Subtotal	(170.6)	141.5
Net cash from (for) operating activities	229.7	563.4
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	169.9	168.9
Acquisitions of businesses, net of cash acquired	(419.7)	(2,098.8)
Additions to property, plant and equipment	(57.1)	(89.0)
Settlement of acquisition-related foreign currency derivatives	—	(303.5)
Other investing	(1.0)	1.0
Net cash from (for) investing activities	(307.9)	(2,321.4)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,190.3	—
Payments on long-term debt	(28.7)	(889.0)
Borrowings (repayments) of revolving credit agreements and other financing, net	(803.9)	(52.0)
Deferred financing fees	(2.4)	(3.3)
Issuance of ordinary shares	3.5	4.0
Cash dividends	(41.6)	(35.9)
Other financing	(11.7)	(10.6)
Net cash from (for) financing activities	305.5	(986.8)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(65.7)
Net increase (decrease) in cash and cash equivalents	224.0	(2,810.5)
Cash and cash equivalents, beginning of period	417.8	3,596.1
Cash and cash equivalents, end of period	$641.8	$785.6

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$89.5	$86.3
Interest received	$0.7	$0.7
Income taxes paid	$38.0	$110.2
Income taxes refunded	$0.3	$2.1

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The Condensed Consolidated Financial Statements include our accounts and the accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Restatement

In connection with our year-end financial statement close and preparation of our Annual Report on Form 10-K for 2016, we identified misstatements in our historical financial statements, including for the nine months ended October 1, 2016, six months ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 (the "Restated Periods"). Accordingly, we have restated the Condensed Consolidated Financial Statements for the three and six months ended July 2, 2016 and June 27, 2015 to reflect the correction of the misstatements, the most significant of which are described below. The segments predominantly affected by this restatement are Specialty Sciences and Consumer Healthcare International. Refer to Note 10 for additional information on how this restatement affects our debt covenants.

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

In restating our financial statements to correct the misstatements discussed above, we are also making adjustments for previously identified required corrections with respect to the three and six months ended July 2, 2016 and June 27, 2015, which were recorded in our year ended December 31, 2016 and year ended June 27, 2015 financial results. In conjunction with the restatement, we have determined that it would be appropriate within this Form 10-Q/A to reflect these adjustments in the three and six months ended July 2, 2016 and June 27, 2015.

The Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, Condensed Consolidated Comprehensive Income (Loss), and Condensed Consolidated Statement of Cash Flows, and Notes 2, 3, 4, 5, 6, 7, 8, 10,11, 12, 13, and 17 in these financial statements were updated to reflect the restatement.

The tables below present the impact of the changes to our Condensed Consolidated Financial Statement line items in our Original Filing:

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	July 2, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Net sales	$1,481.0	$(88.9)	$(51.6)	(b)	$1,340.5
Cost of sales	913.8	(72.5)	(47.3)	(b)	794.0
Gross profit	567.2	(16.4)	(4.3)		546.5

Operating expenses
Distribution	22.5	—	—		22.5
Research and development	47.0	—	—		47.0
Selling	171.6	—	—		171.6
Administration	101.8	—	2.5		104.3
Impairment charges (credits)	(19.8)	—	30.3	(a)	10.5
Restructuring	5.8	—	—		5.8
Total operating expenses	328.9	—	32.8		361.7

Operating income	238.3	(16.4)	(37.1)		184.8

Tysabri® royalty stream - change in fair value	—	910.8	—		910.8
Interest expense, net	57.4	—	—		57.4
Other expense, net	29.3	0.2	(0.7)		28.8
Income (loss) before income taxes	151.6	(927.4)	(36.4)		(812.2)
Income tax (benefit)	(42.7)	(116.0)	(119.2)	(a)(b)(c)	(277.9)
Net income (loss)	$194.3	$(811.4)	$82.8		$(534.3)

Income (loss) per share
Basic	$1.36	$(5.67)	$0.58		$(3.73)
Diluted	$1.35	$(5.67)	$0.58		$(3.73)

Weighted-average shares outstanding
Basic	143.2				143.2
Diluted	143.6				143.2

(a)
Adjustments primarily related to certain tax basis intangible assets that existed at the time of the acquisition of Omega on March 30, 2015, which reduced the deferred tax liabilities in acquired intangible assets and increased our valuation allowance resulting in a net change to our deferred taxes. The resulting balance sheet reclassification required a reduction of goodwill, offset by a corresponding reduction to net deferred taxes at the date of the Omega acquisition. The adjustment made at the date of the Omega acquisition also had an impact on previously reported goodwill impairment charges. ("BCH Deferred Tax Matters"). (Income tax expense (benefit): $4.5 million)

(b)
Adjustments primarily related to certain contracts related to a specific Belgium distributor that were consignment in nature due to an option for the distributor to return the product if it was not sold timely. The characterization of the contracts as consignment impacted the timing of revenue recognition in the Condensed Consolidated Statement of Operations and, due to the impact on factoring arrangements, required a reclassification between accounts receivable and current liabilities for the amounts factored for these contracts. (“BCH Belgium Distribution Contracts”) (Income tax expense (benefit): ($3.4) million))

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. (Income tax expense (benefit): ($121.8) million)

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Six Months Ended
	July 2, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Net sales	$2,864.2	$(174.6)	$(1.8)	(b)	$2,687.8
Cost of sales	1,774.1	(145.0)	(20.9)	(b)	1,608.2
Gross profit	1,090.1	(29.6)	19.1		1,079.6

Operating expenses
Distribution	44.3	—	—		44.3
Research and development	92.2	—	—		92.2
Selling	352.4	—	—		352.4
Administration	208.2	—	3.6		211.8
Impairment charges	447.2	—	(32.8)	(a)	414.4
Restructuring	11.3	—	—		11.3
Total operating expenses	1,155.6	—	(29.2)		1,126.4

Operating loss	(65.5)	(29.6)	48.3		(46.8)

Tysabri® royalty stream - change in fair value	—	1,115.3	—		1,115.3
Interest expense, net	108.6	—	—		108.6
Other expense, net	33.1	0.1	(1.9)		31.3
Loss on extinguishment of debt	0.4	—	—		0.4
Loss before income taxes	(207.6)	(1,145.0)	50.2		(1,302.4)
Income tax benefit	(67.3)	(143.2)	(28.4)	(a)(b)(c)	(238.9)
Net loss	$(140.3)	$(1,001.8)	$78.6		$(1,063.5)

Loss per shares
Basic	$(0.98)	$(6.99)	$0.54		$(7.43)
Diluted	$(0.98)	$(6.99)	$0.54		$(7.43)

Weighted-average shares outstanding
Basic	143.2				143.2
Diluted	143.6				143.2

(a)	Adjustments primarily related to the BCH Deferred Tax Matters as described above. (Income tax expense (benefit): ($26.4) million)

(b)	Adjustments primarily related to BCH Belgium Distribution Contracts as described above. (Income tax expense (benefit): $3.5 million)

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. (Income tax expense (benefit): ($8.0) million)

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	June 27, 2015
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Net sales	$1,531.6	$(81.6)	$(34.8)	(b)	$1,415.2
Cost of sales	903.5	(72.5)	(16.8)	(b)	814.2
Gross profit	628.1	(9.1)	(18.0)		601.0

Operating expenses
Distribution	23.7	—	—		23.7
Research and development	62.6	—	—		62.6
Selling	174.9	—	—		174.9
Administration	140.1	—	0.7		140.8
Impairment charges	—	—	6.8		6.8
Restructuring	(0.1)	—	—		(0.1)
Total operating expenses	401.2	—	7.5		408.7

Operating income	226.9	(9.1)	(25.5)		192.3

Tysabri® royalty stream - change in fair value	—	69.2	—		69.2
Interest expense, net	45.9	—	—		45.9
Other expense, net	22.7	(0.8)	(6.1)		15.8
Loss on extinguishment of debt	0.9	—	—		0.9
Income before income taxes	157.4	(77.5)	(19.4)		60.5
Income tax expense	101.0	(9.7)	(8.6)	(a)(b)	82.7
Net income (loss)	$56.4	$(67.8)	$(10.8)		$(22.2)

Income (loss) per share
Basic	$0.39	$(0.46)	$(0.08)		$(0.15)
Diluted	$0.38	$(0.46)	$(0.07)		$(0.15)

Weighted-average shares outstanding
Basic	146.3				146.3
Diluted	146.8				146.3

(a)	Adjustments primarily related to the BCH Deferred Tax Matters as described above. (Income tax expense (benefit): $6.5 million)

(b)	Adjustments primarily related to BCH Belgium Distribution Contracts as described above. (Income tax expense (benefit): ($3.3 million))

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Six Months Ended
	June 27, 2015
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Net sales	$2,580.8	$(161.6)	$(36.8)	(b)	$2,382.4
Cost of sales	1,573.8	(145.1)	(16.7)	(b)	1,412.0
Gross profit	1,007.0	(16.5)	(20.1)		970.4

Operating expenses
Distribution	38.4	—	—		38.4
Research and development	98.0	—	—		98.0
Selling	223.7	—	—		223.7
Administration	219.7	—	0.1		219.8
Impairment charges	—	—	6.8		6.8
Restructuring	1.0	—	—		1.0
Total operating expenses	580.8	—	6.9		587.7

Operating income	426.2	(16.5)	(27.0)		382.7

Tysabri® royalty stream - change in fair value	—	(31.5)	—		(31.5)
Interest expense, net	89.2	—	—		89.2
Other expense, net	281.3	—	(7.4)		273.9
Loss on extinguishment of debt	0.9	—	—		0.9
Income before income taxes	54.8	15.0	(19.6)		50.2
Income tax expense	93.2	1.9	(0.4)		94.7
Net loss	$(38.4)	$13.1	$(19.2)		$(44.5)

Loss per share
Basic	$(0.27)	$0.09	$(0.13)		$(0.31)
Diluted	$(0.27)	$0.09	$(0.13)		$(0.31)

Weighted-average shares outstanding
Basic	143.5				143.5
Diluted	143.5				143.5

(b)	Adjustments primarily related to BCH Belgium Distribution Contracts as described above.

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	July 2, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Assets
Cash and cash equivalents	$641.8	$—	$—		$641.8
Accounts receivable, net of allowance for doubtful accounts of $5.4 million	1,199.1	—	(5.0)		1,194.1
Inventories	894.6	—	—		894.6
Prepaid expenses and other current assets	297.3	—	—		297.3
Total current assets	3,032.8	—	(5.0)		3,027.8
Property, plant and equipment, net	888.6	—	—		888.6
Tysabri® royalty stream - at fair value	—	4,020.0	—		4,020.0
Goodwill and other indefinite-lived intangible assets	6,627.1	—	(201.3)	(a)(b)	6,425.8
Other intangible assets, net	8,679.3	(5,067.2)	(4.5)		3,607.6
Non-current deferred income taxes	100.6	—	8.7	(a)(c)	109.3
Other non-current assets	205.2	—	6.9		212.1
Total non-current assets	16,500.8	(1,047.2)	(190.2)		15,263.4
Total assets	$19,533.6	$(1,047.2)	$(195.2)		$18,291.2
Liabilities and Shareholders’ Equity
Accounts payable	$514.1	$—	$(5.0)		$509.1
Payroll and related taxes	98.4	—	—		98.4
Accrued customer programs	354.2	—	(1.2)		353.0
Accrued liabilities	295.7	—	—		295.7
Accrued income taxes	72.5	—	(26.6)	(a)(b)(c)	45.9
Current indebtedness	758.1	—	—		758.1
Total current liabilities	2,093.0	—	(32.8)		2,060.2
Long-term debt, less current portion	5,652.5	—	—		5,652.5
Non-current deferred income taxes	1,473.7	(130.9)	(235.2)	(a)(b)(c)	1,107.6
Other non-current liabilities	414.7	—	7.8		422.5
Total non-current liabilities	7,540.9	(130.9)	(227.4)		7,182.6
Total liabilities	9,633.9	(130.9)	(260.2)		9,242.8
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—	—		—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,144.0	—	—		8,144.0
Accumulated other comprehensive income	31.3	—	(0.6)	(b)	30.7
Retained earnings	1,725.0	(916.3)	65.6		874.3
Total controlling interest	9,900.3	(916.3)	65.0		9,049.0
Noncontrolling interest	(0.6)	—	—		(0.6)
Total shareholders’ equity	9,899.7	(916.3)	65.0		9,048.4
Total liabilities and shareholders' equity	$19,533.6	$(1,047.2)	$(195.2)		$18,291.2

(a)
Adjustments primarily related to the BCH Deferred Tax Matters as described above. (Goodwill and other indefinite-lived intangible assets: $229.0 million, Non-current deferred income tax asset: $278.4 million, and Non-current deferred tax liability of $33.7 million, and Accrued income taxes: $(10.9) million)

(b)
Adjustments primarily related to BCH Belgium Distribution Contracts as described above. (Goodwill and other indefinite-lived intangible assets: $(5.4) million, Non-current deferred income tax liabiliy: $0.7 million, and Accrued income taxes: $(6.1) million)

(c)
Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. (Accrued income taxes: $(8.1) million). The balance of the adjustment to deferred taxes relates to jurisdictional netting.

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Balance Sheet
(in millions)

	December 31, 2015
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Assets
Cash and cash equivalents	$417.8	$—	$—		$417.8
Accounts receivable, net of allowance for doubtful accounts of $4.5 million	1,193.1	—	(4.1)	(b)	1,189.0
Inventories	844.4	—	54.3	(b)	898.7
Prepaid expenses and other current assets	289.1	—	(3.0)		286.1
Total current assets	2,744.4	—	47.2		2,791.6
Property, plant and equipment, net	886.2	—	—		886.2
Tysabri® royalty stream - at fair value	—	5,310.0	—		5,310.0
Goodwill and other indefinite-lived intangible assets	7,281.2	—	(212.2)	(a)(b)	7,069.0
Other intangible assets, net	8,190.5	(5,212.2)	(5.2)		2,973.1
Non-current deferred income taxes	54.6	—	16.8	(a)(c)	71.4
Other non-current assets	237.0	—	11.3		248.3
Total non-current assets	16,649.5	97.8	(189.3)		16,558.0
Total assets	$19,393.9	$97.8	$(142.1)		$19,349.6
Liabilities and Shareholders’ Equity
Accounts payable	$554.9	$—	$0.9	(b)	$555.8
Payroll and related taxes	125.3	—	—		125.3
Accrued customer programs	398.0	—	(2.0)	(b)	396.0
Accrued liabilities	308.4	—	43.5	(b)	351.9
Accrued income taxes	85.2	—	(22.5)	(a)	62.7
Current indebtedness	1,018.3	—	42.2	(b)	1,060.5
Total current liabilities	2,490.1	—	62.1		2,552.2
Long-term debt, less current portion	4,971.6	—	—		4,971.6
Non-current deferred income taxes	1,563.7	12.2	(203.2)	(a)(b)(c)	1,372.7
Other non-current liabilities	332.4	—	13.9	(a)	346.3
Total non-current liabilities	6,867.7	12.2	(189.3)		6,690.6
Total liabilities	9,357.8	12.2	(127.2)		9,242.8
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—	—		—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,144.6	—	(2.0)		8,142.6
Accumulated other comprehensive (loss)	(15.5)	—	0.2	(b)	(15.3)
Retained earnings	1,907.6	85.6	(13.1)		1,980.1
Total controlling interest	10,036.7	85.6	(14.9)		10,107.4
Noncontrolling interest	(0.6)	—	—		(0.6)
Total shareholders’ equity	10,036.1	85.6	(14.9)		10,106.8
Total liabilities and shareholders' equity	$19,393.9	$97.8	$(142.1)		$19,349.6

(a)
Adjustments primarily related to the BCH Deferred Tax Matters as described above. (Goodwill and other indefinite-lived intangible assets: $(223.3) million, Non-current deferred income tax assets: $272.2 million, and Non-current deferred income tax liability $65.4 million)

(b)
Adjustments primarily related to BCH Belgium Distribution Contracts as described above. (Goodwill and other indefinite-lived intangible assets: $10.2 million and Non-current deferred income taxes: $8.7 million)

(c)
Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. The balance of the adjustment to deferred taxes relates to jurisdictional netting.

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	July 2, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Cash Flows From (For) Operating Activities
Net income (loss)	$(140.3)	$(1,001.8)	$78.6		$(1,063.5)
Adjustments to derive cash flows
Loss on extinguishment of debt	0.4	—	—		0.4
Restructuring charges	11.3	—	—		11.3
Depreciation and amortization	369.3	(145.0)	(0.6)		223.7
Impairment charges	447.2	—	(32.8)	(a)	414.4
Tysabri® royalty stream - change in fair value	—	1,115.3	—		1,115.3
Share-based compensation	7.6	—	2.0		9.6
Amortization of financing fees and debt premium	—	—	(16.2)		(16.2)
Deferred income taxes	(157.1)	(143.2)	(22.5)	(a)(b)	(322.8)
Other non-cash adjustments	28.2	—	(0.1)		28.1
Subtotal	566.6	(174.7)	8.4		400.3
Increase (decrease) in cash due to:
Accounts receivable	42.3	5.8	(6.9)		41.2
Inventories	(50.3)	—	55.0	(b)	4.7
Accounts payable	(41.1)	—	(5.9)		(47.0)
Payroll and related taxes	(39.2)	—	—		(39.2)
Accrued customer programs	(45.3)	—	1.1	(b)	(44.2)
Accrued liabilities	(9.8)	—	(44.1)	(b)	(53.9)
Accrued income taxes	21.8	—	(24.6)	(a)(b)(c)	(2.8)
Other	(45.4)	—	16.0		(29.4)
Subtotal	(167.0)	5.8	(9.4)		(170.6)
Net cash from (for) operating activities	399.6	(168.9)	(1.0)		229.7
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	—	168.9	1.0		169.9
Acquisitions of businesses, net of cash acquired	(419.7)	—	—		(419.7)
Additions to property, plant and equipment	(57.1)	—	—		(57.1)
Other investing	(1.0)	—	—		(1.0)
Net cash from (for) investing activities	(477.8)	168.9	1.0		(307.9)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,190.3	—	—		1,190.3
Payments on long-term debt	(28.7)	—	—		(28.7)
Borrowings (repayments) of revolving credit agreements and other financing, net	(803.9)	—	—		(803.9)
Deferred financing fees	(2.4)	—	—		(2.4)
Issuance of ordinary shares	3.5	—	—		3.5
Cash dividends	(41.6)	—	—		(41.6)
Other financing	(11.7)	—	—		(11.7)
Net cash from (for) financing activities	305.5	—	—		305.5
Effect of exchange rate changes on cash and cash equivalents	(3.3)	—	—		(3.3)
Net increase (decrease) in cash and cash equivalents	224.0	—	—		224.0
Cash and cash equivalents, beginning of period	417.8	—	—		417.8
Cash and cash equivalents, end of period	$641.8	$—	$—		$641.8

(a)	Adjustments primarily related to the BCH Deferred Tax Matters as described above.

(b)	Adjustments primarily related to BCH Belgium Distribution Contracts as described above.

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes.

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	June 27, 2015
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Cash Flows From (For) Operating Activities
Net income (loss)	$(38.4)	$13.1	$(19.2)		$(44.5)
Adjustments to derive cash flows
Loss on extinguishment of debt	0.9	—	—		0.9
Restructuring charges	1.0	—	—		1.0
Depreciation and amortization	295.0	(145.1)	—		149.9
Impairment charges	—	—	6.8		6.8
Tysabri® royalty stream - change in fair value	—	(31.5)	—		(31.5)
Share-based compensation	15.5	—	—		15.5
Loss on acquisition-related foreign currency derivatives	300.0	—	—		300.0
Amortization of financing fees and debt premium	—	—	(1.8)		(1.8)
Deferred income taxes	21.9	1.9	(3.6)	(a)(b)	20.2
Other non-cash adjustments	12.1	0.1	(6.8)		5.4
Subtotal	608.0	(161.5)	(24.6)		421.9
Increase (decrease) in cash due to:
Accounts receivable	(77.2)	(6.2)	35.7	(b)	(47.7)
Inventories	28.4	—	(20.4)	(b)	8.0
Accounts payable	187.5	—	(20.1)	(b)	167.4
Payroll and related taxes	(3.8)	—	—		(3.8)
Accrued customer programs	18.1	—	1.4	(b)	19.5
Accrued liabilities	(14.8)	—	5.5	(b)	(9.3)
Accrued income taxes	(14.9)	—	3.6		(11.3)
Other	(0.6)	—	19.3		18.7
Subtotal	122.7	(6.2)	25.0		141.5
Net cash from (for) operating activities	730.7	(167.7)	0.4		563.4
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	—	167.7	1.2		168.9
Acquisitions of businesses, net of cash acquired	(2,098.8)	—	—		(2,098.8)
Settlement of acquisition-related foreign currency derivatives	(303.5)	—	—		(303.5)
Additions to property, plant and equipment	(89.0)	—	—		(89.0)
Other investing	1.0	—			1.0
Net cash from (for) investing activities	(2,490.3)	167.7	1.2		(2,321.4)
Cash Flows From (For) Financing Activities
Payments on long-term debt	(889.0)	—	—		(889.0)
Borrowings (repayments) of revolving credit agreements and other financing, net	(50.4)	—	(1.6)	(b)	(52.0)
Deferred financing fees	(3.3)	—	—		(3.3)
Premium on early debt retirement	—	—	—		—
Issuance of ordinary shares	4.0	—	—		4.0
Cash dividends	(35.9)	—	—		(35.9)
Other financing	(10.6)	—	—		(10.6)
Net cash from (for) financing activities	(985.2)	—	(1.6)		(986.8)
Effect of exchange rate changes on cash and cash equivalents	(65.7)	—	—		(65.7)
Net increase (decrease) in cash and cash equivalents	(2,810.5)	—	—		(2,810.5)
Cash and cash equivalents, beginning of period	3,596.1	—	—		3,596.1
Cash and cash equivalents, end of period	$785.6	$—	$—		$785.6

(a)	Adjustments primarily related to the BCH Deferred Tax Matters as described above.

(b)	Adjustments primarily related to BCH Belgium Distribution Contracts as described above.

Perrigo Company plc - Item 1
Note 1

The Condensed Consolidated Statement of Comprehensive Income (Loss) was adjusted primarily for a $728.6 million decrease in net income and $923.2 million increase in net loss for the three and six months ended July 2, 2016, respectively, and a $78.6 million decrease in net income and $6.1 million increase in net loss for the three and six months ended June 27, 2015, respectively, and misstatement in foreign currency translation adjustment of $1.4 million and $0.9 million for the three and six months ended July 2, 2016, respectively, and $0.1 million for the six months ended June 27, 2015.

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

Perrigo Company plc - Item 1
Note 2

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

Perrigo Company plc - Item 1
Note 2

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

Perrigo Company plc - Item 1
Note 2

The below table indicates the purchase price allocation for acquisitions completed during the year ended December 31, 2015 (in millions):

	Entocort®	Naturwohl	ScarAway®	GSK Products	Gelcaps	Omega* Restated	All Other(1)
Purchase price paid	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$15.3
Contingent consideration	—	—	—	—	—	—	13.9
Total purchase consideration	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$29.2

Assets acquired:
Cash and cash equivalents	$—	$4.6	$—	$—	$4.6	$14.7	$—
Accounts receivable	—	3.3	—	—	7.3	222.9	—
Inventories	0.2	1.5	1.0	—	7.2	277.0	—
Prepaid expenses and other current assets	—	—	—	—	2.1	51.2	—
Property, plant and equipment	—	—	—	—	6.0	130.8	—
Goodwill	—	61.0	3.5	32.6	6.0	1,688.7	—
Definite-lived intangibles:
Distribution and license agreements, supply agreements	—	21.4	—	—	—	—	—
Developed product technology, formulations, and product rights	380.0	—	0.5	—	—	31.4	—
Customer relationships and distribution networks	—	25.9	9.8	61.5	6.6	1,056.3	—
Trademarks, trade names, and brands	—	64.2	11.4	129.5	—	287.5	—
Non-compete agreements	—	0.3	0.5	—	—	—	—
Indefinite-lived intangibles:
Trademarks, trade names, and brands	—	—	—	—	4.4	2,003.8	—
In-process research and development	—	—	—	—	—	—	29.2
Total intangible assets	380.0	111.8	22.2	191.0	11.0	3,379.0	29.2
Other non-current assets	—	—	—	—	0.4	2.4	—
Total assets	380.2	182.2	26.7	223.6	44.6	5,766.7	29.2
Liabilities assumed:
Accounts payable	—	2.8	—	—	3.3	225.0	—
Short-term debt	—	—	—	—	—	112.6	—
Accrued liabilities	—	1.6	—	—	1.6	49.3	—
Payroll and related taxes	—	—	—	—	—	51.3	—
Accrued customer programs	—	—	—	—	—	28.9	—
Long-term debt	—	—	—	—	—	1,471.0	—
Net deferred income tax liabilities	—	27.4	—	—	1.4	785.5	—
Other non-current liabilities	—	—	—	—	0.4	59.9	—
Total liabilities	—	31.8	—	—	6.7	2,783.5	—
Net assets acquired	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$29.2

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

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
(Unaudited)	Restated	Restated	Restated	Restated
Net sales	$1,340.5	$1,511.5	$2,691.1	$2,807.0
Net income (loss)	$(534.3)	$8.7	$(1,062.0)	$6.0

The historical consolidated financial information of Perrigo, and the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega, and Gelcaps acquisitions, and two small product acquisitions, has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on combined results. In order to reflect the occurrence of the acquisitions on the first day of the six months ended June 27, 2015 as required, the unaudited pro forma results include adjustments to reflect the incremental amortization expense to be incurred based on the current values of each acquisition's identifiable intangible and tangible assets, along with the reclassification of acquisition-related costs from the six months ended July 2, 2016 to the six months ended June 27, 2015. The unaudited pro forma results do not reflect future events that have occurred or may occur after the acquisitions.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2015	Business acquisitions	Purchase accounting adjustments	Impairments	Changes in assets held for sale	Currency translation adjustment	July 2, 2016
Reporting Segments:	Restated	Restated	Restated	Restated	Restated	Restated	Restated
CHC	$1,890.0	$—	$—	$—	$4.5	$(5.7)	$1,888.8
BCH	1,769.4	—	0.7	(130.5)	—	52.0	1,691.6
Rx	1,222.2	1.7	—	—	—	(13.0)	1,210.9
Specialty Sciences	199.6	—	—	—	—	—	199.6
Other	71.5	—	—	—	7.2	0.9	79.6
Total goodwill	$5,152.7	$1.7	$0.7	$(130.5)	$11.7	$34.2	$5,070.5

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

Perrigo Company plc - Item 1
Note 3

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

The second step of the goodwill impairment test required that we determine the implied fair value of the BCH - ROW reporting unit’s goodwill, which involved determining the value of the reporting unit’s individual assets and liabilities. Based on our estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an impairment charge of $130.5 million in Impairment charges (credits) on the Condensed Consolidated Statements of Operations for the three months ended April 2, 2016.

While no impairment charges were recorded as a result of the goodwill impairment testing for the transition period of June 28, 2015 to December 31, 2015, our Specialty Sciences reporting unit's fair value exceeded the carrying value by less than 10%. Management evaluated the primary source of cash flow in this segment, the Tysabri® royalty stream, based on a combination of factors including independent external research, information provided from our royalty partner, and internal estimates. Based on this information, management’s assessment of future cash flow from this royalty stream has been reduced primarily due to anticipated new competitors entering the market and unfavorable currency exchange effects. Future performance different from the assumptions utilized in our quantitative analysis may further reduce the fair value of the reporting unit, which may result in the fair value no longer exceeding the carrying value. In February 2016, a competitor’s pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA and in June 2016 the FDA granted priority review with target action date in December 2016. Although the product has not launched, industry analysts believe that based on released clinical study information and the recent announcements, Ocrevus® will favorably compete against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form. The product will compete with Tysabri® and could have a significant negative impact on the royalty we receive from Biogen Idec Inc. ("Biogen") and the performance of the Specialty Sciences segment. We continue to monitor the progress of all potential competing products and assess the reporting unit for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

During the three months ended June 27, 2015, we performed our annual goodwill impairment testing, which indicated that our CHC Mexico reporting unit's goodwill fair value was below its net book value as of March 28, 2015. As a result, we initiated the second step of the goodwill impairment test to measure the amount of impairment. We concluded that the goodwill was fully impaired and recorded an impairment of $6.8 million in the CHC segment during the three months ended June 27, 2015 in Impairment charges.

Perrigo Company plc - Item 1
Note 3

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	July 2, 2016		December 31, 2015
	Restated		Restated
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$245.7	$96.5	$242.4	$77.7
Developed product technology, formulations, and product rights	1,788.9	492.1	1,387.6	426.0
Customer relationships and distribution networks	1,545.7	256.6	1,520.7	193.0
Trademarks, trade names, and brands	911.4	42.6	539.4	22.8
Non-compete agreements	14.6	10.9	15.2	12.7
Total definite-lived intangibles	$4,506.3	$898.7	$3,705.3	$732.2
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$1,288.4	$—	$1,868.1	$—
In-process research and development	66.9	—	48.2	—
Total indefinite-lived intangibles	1,355.3	—	1,916.3	—
Total other intangible assets	$5,861.6	$898.7	$5,621.6	$732.2

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and accumulated amortization balances are subject to foreign currency movements.

We recorded amortization expense of $88.9 million and $70.1 million for the three months ended July 2, 2016 and June 27, 2015, respectively, and $174.1 million and $105.3 million for the six months ended July 2, 2016 and June 27, 2015, respectively. The increase in amortization expense for the 2016 six-month period was due primarily to the incremental amortization expense incurred on the definite-lived intangible assets acquired from Omega.

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

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $54.7 million and $64.5 million at July 2, 2016 and December 31, 2015, respectively.

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	July 2, 2016	December 31, 2015
		Restated
Finished goods	$523.4	$537.2
Work in process	148.6	151.6
Raw materials	222.6	209.9
Total inventories	$894.6	$898.7

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

Perrigo Company plc - Item 1
Note 6

The following table summarizes the valuation of our financial instruments carried at fair value and measured at fair value on a recurring basis by the above pricing categories (in millions):

		Fair Value
	Fair Value Hierarchy	July 2, 2016	December 31, 2015
Measured at fair value on a recurring basis:
Assets:
Investment securities	Level 1	$40.0	$14.9

Foreign currency forward contracts	Level 2	$4.3	$4.8
Funds associated with Israeli post-employment benefits	Level 2	16.3	17.2
Total level 2 assets		$20.6	$22.0

Tysabri® royalty stream - at fair value (restated)	Level 3	$4,020.0	$5,310.0

Liabilities:
Interest rate swap agreements	Level 2	$—	$0.3
Foreign currency forward contracts	Level 2	2.8	3.9
Total level 2 liabilities		$2.8	$4.2

Contingent consideration	Level 3	$44.9	$17.9

Measured at fair value on a non-recurring basis:
Assets:
Indefinite-lived intangible assets	Level 3	$—	$1,031.8
Assets held for sale, net	Level 3	70.1	37.5
Total level 3 assets		$70.1	$1,069.3

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

We are accounting for the Tysabri® royalty stream as a financial asset and have elected to use the fair value option model. We made the election to account for the Tysabri® financial asset using the fair value option as we

Perrigo Company plc - Item 1
Note 6

believe this method is most appropriate for an asset that does not have a par value, a stated interest stream, or a termination date. The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected probability weighted future cash flows to be generated by the royalty stream. The financial asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including industry analyst estimates for global Tysabri® sales, probability weighted as to the timing and amount of future cash flows along with certain discount rate assumptions. Cash flow forecasts included the estimated effect and timing of future competition, considering patents in effect for Tysabri® through 2024 and contractual rights to receive cash flows into perpetuity. The discounted cash flows are based upon the expected royalty stream forecasted into perpetuity using a 20-year discrete period with a declining rate terminal value. At July 2, 2016 and December 31, 2015, the pre-tax discount rate utilized was 7.52% and 7.72%, respectively. Significant judgment is required in selecting appropriate discount rates.

In February 2016, a competitor’s pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA. Breakthrough therapy designation is when a drug intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In June 2016 the FDA granted priority review with target action date in December 2016. A priority review is a designation when the FDA will direct overall attention and resources to the evaluation of applications for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. Although the product has not launched, industry analysts believe that based on released clinical study information and the recent announcement, Ocrevus® could favorably compete against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form. Given the new market information for Ocrevus®, using industry analyst estimates we reduced our first ten year growth forecast from an average of approximately 3.4% in the fourth calendar quarter of 2015 to approximately growth of 1.8% and a decline of minus 0.4% in the first and second calendar quarters of 2016, respectively, which had the effect of reducing cumulative cash flows over the ten year period by approximately 3.0% and 18.0% compared to the fourth quarter of calendar 2015, respectively. These effects, combined with the change in discount rate, resulted in a reduction in fair value of $1.1 billion in the first six months of 2016.

At July 2, 2016 and December 31, 2015, an evaluation was performed to assess the rate and general market conditions potentially affecting the fair value. As of July 2, 2016 if this discount rate had increased or decreased by 0.5%, the fair value of the asset would have decreased by $190.0 million or increased by $200.0 million, respectively. As of December 31, 2015 had this discount rate increased or decreased by 0.5%, the fair value of the asset would have decreased by $260.0 million or increased by $270.0 million, respectively. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Quarterly, we assess the expected future cash flows and to the extent such payments are greater or less than initial estimates, or the timing of such payments is materially different than the original estimates, we will adjust the estimated fair value of the asset. As of July 2, 2016 if the expected royalty cash flows used in the estimation process had increased or decreased by 5.0%, the fair value of the asset would have increased by $200.0 million or decreased by $210.0 million, respectively. As of December 31, 2015 if the expected royalty cash flows used in the estimation process increased or decreased by 5.0%, the fair value of the asset would have increased by $270.0 million or decreased by $280.0 million, respectively.

In addition, included in our accounts receivable balance was $89.2 million and $83.4 million related to our Tysabri® royalty stream at July 2, 2016 and December 31, 2015, respectively.

The following table summarizes the change in our Condensed Consolidated Balance Sheet for the royalty rights and our fair value adjustment that is a Level 3 measurement under ASC 820, which is included in our Condensed Consolidated Statement of Operations for the six months ended July 2, 2016 and the six months ended December 31, 2015 (in millions):

Perrigo Company plc - Item 1
Note 6

	Six Months Ended	Six Months Ended
	July 2, 2016	December 31, 2015
Tysabri® royalty stream - at fair value
Beginning balance	$5,310.0	$5,420.0
Royalties earned	(174.7)	(167.3)
Change in fair value	(1,115.3)	57.3
Ending balance	$4,020.0	$5,310.0

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

Non-Recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. See Note 3 for a more detailed discussion of the impaired goodwill and indefinite-lived intangible assets and the valuation methods used, and Note 9 for information on the impaired assets held for sale, net.

Fixed Rate Long-Term Debt

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

Equity Method Investments

Our equity method investments totaled $4.8 million and $45.5 million at July 2, 2016 and December 31, 2015, respectively, and are included in Other non-current assets. We recorded a net loss of $1.6 million and $3.9 million during the three and six months ended July 2, 2016, respectively, and a net loss of $5.0 million and $5.3 million during the three and six months ended June 27, 2015, respectively, for our proportionate share of the equity method investment earnings or losses. The losses were recorded in Other expense, net.

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

During the three months ended June 27, 2015, we repaid a $300.0 million term loan with floating interest rates priced off the LIBOR yield curve, see Note 10. As a result of the term loan repayment on June 25, 2015, the forward interest rate swap agreements with notional amounts totaling $240.0 million that were in place to hedge the change in the LIBOR rate were terminated as well. We recorded a loss of $3.6 million in Other expense, net, during the three months ended June 27, 2015 for the amount remaining in Accumulated Other Comprehensive Income (Loss) ("AOCI") when the hedges were terminated.

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables, and future royalties denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 15 months. The total notional amount for these contracts was $500.4 million and $755.5 million as of July 2, 2016 and December 31, 2015, respectively.

Perrigo Company plc - Item 1
Note 8

In order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price of Omega, we entered into non-designated forward contracts that matured during the three months ended March 28, 2015. We recorded losses of $259.8 million during the three months ended March 28, 2015 related to the settlement of the forward contracts in Other expense, net. The losses on the derivatives due to changes in the euro-to-U.S. dollar exchange rates were economically offset at closing in the final settlement of the euro-denominated Omega purchase price. In June 2015, in order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated GSK Products acquisition discussed in Note 2, we entered into a non-designated option contract to protect against a strengthening of the euro relative to the U.S. dollar. We recorded losses of $1.9 million for the change in fair value of the option contract during the three months ended June 27, 2015 in Other expense, net. Because these derivatives were economically hedging future acquisitions, the cash outflows associated with their settlement are shown as investing activity on the Condensed Consolidated Statements of Cash Flows.

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

Perrigo Company plc - Item 1
Note 8

The gains (losses) reclassified from AOCI into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
		Three Months Ended		Six Months Ended
Designated Cash Flow Hedges	Income Statement Location	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Treasury locks	Interest expense, net	$—	$(0.1)	$—	$(0.1)
Interest rate swap agreements	Interest expense, net	(0.6)	(19.1)	(1.1)	(18.2)
Foreign currency forward contracts	Net sales (restated)	(0.1)	2.7	0.4	1.8
	Cost of sales	0.6	(1.8)	0.9	(4.6)
	Interest expense, net	(0.6)	—	(0.9)	—
	Other expense, net (restated)	1.7	(0.9)	1.9	(0.4)
Total		$1.0	$(19.2)	$1.2	$(21.5)

The net of tax amount expected to be reclassified out of AOCI into earnings during the next 12 months is a $1.0 million loss.

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized in Income (Ineffective Portion)
		Three Months Ended		Six Months Ended
Designated Cash Flow Hedges	Income Statement Location	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Interest rate swap agreements	Other expense, net	$—	$—	$(0.1)	$—
Foreign currency forward contracts	Net sales (restated)	(0.1)	—	0.1	(0.3)
	Cost of sales	(0.1)	0.1	—	0.1
	Other expense, net (restated)	0.6	—	0.6	—
Total		$0.4	$0.1	$0.6	$(0.2)

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
		Three Months Ended		Six Months Ended
Non-Designated Derivatives	Income Statement Location	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Foreign currency forward contracts	Other expense, net	$(1.6)	$5.2	$(8.5)	$(250.5)
	Interest expense, net	(0.6)	(1.0)	(0.5)	(3.5)
Total		$(2.2)	$4.2	$(9.0)	$(254.0)

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

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

				July 2, 2016	December 31, 2015
Revolving credit agreements
	2015 Revolver			$—	$380.0
	2014 Revolver			—	300.0
	Total revolving credit agreements			—	680.0
Term loans
*	2014 Term loan due December 5, 2019			473.3	488.8
Notes and Bonds
	Coupon	Due
	1.300%	November 8, 2016	(2)	500.0	500.0
*	4.500%	May 23, 2017	(3)	200.5	195.5
*	5.125%	December 12, 2017	(3)	334.1	325.8
	2.300%	November 8, 2018	(2)	600.0	600.0
*	5.000%	May 23, 2019	(3)	133.6	130.3
	3.500%	March 15, 2021	(4)	500.0	—
	3.500%	December 15, 2021	(1)	500.0	500.0
*	5.105%	July 19, 2023	(3)	150.4	146.7
	4.000%	November 15, 2023	(2)	800.0	800.0
	3.900%	December 15, 2024	(1)	700.0	700.0
	4.375%	March 15, 2026	(4)	700.0	—
	5.300%	November 15, 2043	(2)	400.0	400.0
	4.900%	December 15, 2044	(1)	400.0	400.0
	Total notes and bonds			5,918.6	4,698.3
Other financing (restated)				4.6	128.2
Unamortized premium (discount), net				49.5	73.4
Deferred financing fees				(35.4)	(36.6)
Total borrowings outstanding				6,410.6	6,032.1
	Current indebtedness (restated)			(758.1)	(1,060.5)
Total long-term debt less current portion				$5,652.5	$4,971.6

(1)	Discussed below collectively as the "2014 Notes."

(2)	Discussed below collectively as the "2013 Notes."

(3)	Debt assumed from Omega.

(4)	Discussed below collectively as the "2016 Notes."

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

On April 25, 2017, the lenders under our 2014 Revolver and 2014 Term Loan waived any default or event of default that may arise from any restatement of or deficiencies in our financial statements for the periods specified in such waivers, including the quarter ended July 2, 2016. No default or event of default existed prior to receipt of these waivers. We are in compliance with all covenants under the 2014 Revolver and the 2014 Term Loan as of the date of this Form 10-Q/A.

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

2014 Notes

On December 2, 2014, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 (the "2021 Notes”), $700.0 million in aggregate principal amount of 3.900% senior notes due 2024 (the “2024 Notes”), and $400.0 million in aggregate principal amount of 4.900% senior notes due 2044 (the “2044 Notes” and, together with the 2021 Notes and the 2024 Notes, the “2014 Notes”) and received net proceeds

Perrigo Company plc - Item 1
Note 10

of $1.6 billion after fees and market discount. Interest on the 2014 Notes is payable semiannually in arrears in June and December of each year, beginning in June 2015. The 2014 Notes are governed by a base indenture and a first supplemental indenture. The 2014 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo, and no other subsidiary of Perrigo guarantees the 2014 Notes. There are no restrictions under the 2014 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2014 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2014 Notes.

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

Obligations Resulting from Recourse Factoring

In conjunction with the restatement related to BCH Belgium Distribution Contracts we have included the obligations due to the factors related to recourse amounts factored in Other Financing. The recourse contracts were discontinued during 2016 and no balance remains outstanding at July 2, 2016. The balance outstanding and due to the factor was $42.2 million at December 31, 2015.

Perrigo Company plc - Item 1
Note 11

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	Restated	Restated	Restated	Restated
Numerator:
Net loss	$(534.3)	$(22.2)	$(1,063.5)	$(44.5)

Denominator:
Weighted average shares outstanding for basic EPS	143.2	146.3	143.2	143.5
Dilutive effect of share-based awards*	—	—	—	—
Weighted average shares outstanding for diluted EPS	143.2	146.3	143.2	143.5

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	—	—	—

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2015 (restated)	$(4.6)	$(14.2)	$6.4	$(2.9)	$(15.3)
OCI before reclassifications (restated)	43.9	(5.6)	7.2	0.6	46.1
Amounts reclassified from AOCI	—	(1.4)	1.3	—	(0.1)
Other comprehensive income (loss) (restated)	43.9	(7.0)	8.5	0.6	46.0
Balance at July 2, 2016 (restated)	$39.3	$(21.2)	$14.9	$(2.3)	$30.7

Perrigo Company plc - Item 1
Note 13

NOTE 13 – INCOME TAXES

The effective tax rate for the three months ended July 2, 2016 was a benefit of 34.2% on a net loss compared to expense of 136.8% for the three months ended June 27, 2015. The effective tax rate for the six months ended July 2, 2016 was a benefit of 18.3% on a net loss reported in the period compared to 188.5% on income for the six months ended June 27, 2015.

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

The total liability for uncertain tax positions was $371.7 million and $340.3 million as of July 2, 2016 and December 31, 2015, respectively, before considering the federal tax benefit of certain state and local items.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $60.7 million and $52.1 million as of July 2, 2016 and December 31, 2015, respectively.

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

Perrigo Company plc - Item 1
Note 14

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

Perrigo Company plc - Item 1
Note 16

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

The below tables show select financial measures by reporting segment (in millions):

	July 2, 2016	December 31, 2015
Total Assets	Restated	Restated
CHC	$3,748.3	$3,384.8
BCH	6,290.7	7,083.5
Rx	3,340.1	2,738.0
Specialty Sciences	4,710.1	5,930.2
Other	202.0	213.1
Total	$18,291.2	$19,349.6

	Three Months Ended
	July 2, 2016			June 27, 2015
	Restated			Restated
	Total Revenue	Operating Income (Loss)	Intangible Asset Amortization	Total Revenue	Operating Income (Loss)	Intangible Asset Amortization
CHC	$686.3	$115.0	$19.0	$746.4	$130.1	$16.6
BCH	343.1	(1.8)	39.5	368.3	16.7	34.2
Rx	293.3	96.8	29.9	278.3	99.5	18.6
Specialty Sciences	—	(3.8)	—	—	(5.2)	0.2
Other	17.8	(1.3)	0.5	22.2	1.9	0.5
Unallocated	—	(20.1)	—	—	(50.7)	—
Total	$1,340.5	$184.8	$88.9	$1,415.2	$192.3	$70.1

Perrigo Company plc - Item 1
Note 17

	Six Months Ended
	July 2, 2016			June 27, 2015
	Restated			Restated
	Total Revenue	Operating Income (Loss)	Intangible Asset Amortization	Total Revenue	Operating Income (Loss)	Intangible Asset Amortization
CHC	$1,386.6	$214.5	$38.8	$1,431.3	$234.4	$32.8
BCH*	705.9	(400.0)	74.9	368.3	16.8	34.2
Rx	556.9	191.1	59.4	529.9	199.5	36.9
Specialty Sciences	—	(5.1)	—	—	(8.5)	0.5
Other	38.4	4.1	1.0	52.9	12.4	0.9
Unallocated	—	(51.4)	—	—	(71.9)	—
Total*	$2,687.8	$(46.8)	$174.1	$2,382.4	$382.7	$105.3

*
The BCH segment was created on March 30, 2015 as a result of the Omega acquisition, thus data for the six months ended June 27, 2015 includes only three months of results from operations attributable to Omega.

The Specialty Sciences segment recognized expense (income) of $910.8 million and $69.2 million for the three months ended July 2, 2016 and June 27, 2015, respectively, and $1.1 billion and $(31.5) million for the six months ended July 2, 2016 and June 27, 2015, respectively, for the change in the fair value of the Tysabri® royalty stream during each period.

NOTE 18 – SUBSEQUENT EVENTS

On August 5, 2016 we closed the sale of our U.S. VMS business to International Vitamins Corporation for $61.8 million in cash inclusive of an estimated working capital adjustment. During the three months ended July 2, 2016 we recorded an impairment of $6.2 million to bring the carrying value of the assets held for sale in line with the expected sales price. See Note 9 for more information.

Perrigo Company plc - Item 2
Executive Overview

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q/A and our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2016 Form 10-K.

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

Restatement

In connection with our year-end financial statement close and preparation of our Annual Report on Form 10-K for 2016, we identified misstatements in our historical financial statements, including for the nine months ended October 1, 2016, six months ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 (the "Restated Periods"). Accordingly, we have restated the Condensed Consolidated Financial Statements for the three and six months ended July 2, 2016 and June 27, 2015 to reflect the correction of the misstatements, the most significant of which are described below. The segments predominantly affected by this restatement are Specialty Sciences and Consumer Healthcare International. Refer to Item 1. Note 10 for additional information on how this restatement affects our debt covenants.

Perrigo Company plc - Item 2
Executive Overview

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

In restating our financial statements to correct the misstatements discussed above, we are also making adjustments for previously identified required corrections with respect to the three and six months ended July 2, 2016 and June 27, 2015, which were recorded in our year ended December 31, 2016 and year ended June 27, 2015 financial results. In conjunction with the restatement, we have determined that it would be appropriate within this Form 10-Q/A to reflect these adjustments in the three and six months ended July 2, 2016 and June 27, 2015.
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

Perrigo Company plc - Item 2
Consolidated

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

See Item 1. Note 3 for more information.

Consolidated Results

	Three Months Ended		Six Months Ended
	June 27, 2015	July 2, 2016	June 27, 2015	July 2, 2016
($ in millions)	Restated	Restated	Restated	Restated
Net sales	$1,415.2	$1,340.5	$2,382.4	$2,687.8
Gross profit	$601.0	$546.5	$970.4	$1,079.6
Gross profit %	42.5%	40.8%	40.7%	40.2%
Operating expenses	$408.7	$361.7	$587.7	$1,126.4
Operating expenses %	28.9%	27.0%	24.7%	41.9%
Operating income (loss)	$192.3	$184.8	$382.7	$(46.8)
Operating income (loss) %	13.6%	13.8%	16.1%	(1.7)%
Tysabri® royalty stream - change in fair value	$69.2	$910.8	$(31.5)	$1,115.3
Interest and other, net	$62.6	$86.2	$364.0	$140.3
Income tax expense (benefit)	$82.7	$(277.9)	$94.7	$(238.9)
Net loss	$(22.2)	$(534.3)	$(44.5)	$(1,063.5)

Perrigo Company plc - Item 2
Consolidated

The decline in consolidated sales for the three months ended July 2, 2016 as compared to the prior year period was due primarily to lower sales in the CHC segment's cough/cold, analgesics, and OTC contract manufacturing categories. This decrease was offset partially by higher sales in the Rx segment due to contributions from acquisitions and new products. Consolidated operating income for the three months ended July 2, 2016 decreased from the prior year period due to lower gross profit resulting primarily from reduced pricing in the Rx segment and product mix in the BCH segment, offset partially by lower operating expenses due in part to cost containment measures.

A significant change in our consolidated six-month year-over-year results is the addition of Omega Pharma Invest N.V. ("Omega"). Omega was acquired on March 30, 2015; thus, results for the six months ended June 27, 2015 included only three months of operations attributable to Omega. The net loss for the six months ended July 2, 2016 was due primarily to goodwill and intangible asset impairment charges totaling $403.9 million, as described above under "Interim Impairment Testing" and in Item 1. Note 3, and $1.1 billion in charges associated with the change in the fair value of the Tysabri® royalty stream (compared to income of $31.5 million in the prior year period) due to changes in the discount rate and cash flow assumptions. See the below section "Tysabri® Royalty Stream - Change In Fair Value" and Item 1. Notes 1 and 6 for more information on the change in fair value of the Tysabri® royalty stream. The net loss for the prior year period included a $259.8 million loss on derivatives we used to economically hedge fluctuations in the euro-denominated purchase price of the Omega acquisition as described in Item 1. Note 8.

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

Perrigo Company plc - Item 2
CHC

Segment Results

Three Month Comparison

	Three Months Ended
	June 27, 2015	July 2, 2016
($ in millions)	Restated	Restated
Net sales	$746.4	$686.3
Gross profit	$251.9	$234.1
Gross profit %	33.7%	34.1%
Operating income	$130.1	$115.0
Operating income %	17.4%	16.8%
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

•	Incremental net sales of $11.4 million from acquisitions (primarily the Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps") and ScarAway® acquisitions); more than offset by

•	A net decrease in sales of existing products of $83.5 million due to:

•	Strong sales in our infant health and smoking cessation categories; more than offset by

•	Weaker sales in the cough/cold category due to timing of promotions and a weaker allergy season;

•	Pricing pressure primarily in the analgesics category due to increased competition; and

•	Lower sales in the OTC contract manufacturing and animal health categories;

•	Discontinued products of $12.0 million due primarily to a label refresh within the infant formula category; and

•	Unfavorable foreign currency movement of $6.0 million.

Perrigo Company plc - Item 2
CHC

Operating income decreased $15.1 million, or 12%, as a result of:

•	A decrease of $17.8 million in gross profit due to:

•	Margin contributions from new products and strong performance in the infant health and smoking cessation categories; and

•	Continued manufacturing and supply chain efficiencies; more than offset by

•	Decreased sales of existing and discontinued products as described above; and

•	Increased intangible asset amortization expense associated primarily with the Gelcaps and ScarAway® acquisitions.

•	An increase of $2.7 million in operating expenses due to:

•	A $6.2 million impairment charge recorded on the VMS held-for-sale business; and

•	Increased research and development investments due to timing of clinical trials; offset partially by

•	Decreased selling and administrative expenses due to cost containment actions taken during the prior year; and

•	Absence of a $6.8 million goodwill impairment charge related to our CHC Mexico reporting unit.

Six Month Comparison

	Six Months Ended
	June 27, 2015	July 2, 2016
($ in millions)	Restated	Restated
Net sales	$1,431.3	$1,386.6
Gross profit	$463.8	$445.0
Gross profit %	32.4%	32.1%
Operating income	$234.4	$214.5
Operating income %	16.4%	15.5%
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

•	Incremental net sales of $24.2 million due primarily to the Gelcaps and ScarAway® acquisitions; more than offset by

•	A net $66.1 million decrease in existing product sales due to:

•	Strong sales in our infant health and smoking cessation categories; more than offset by

•	Weaker sales in the cough/cold category due to a mild cold and flu season, weaker allergy season, and timing of promotions;

•	Decreased sales of analgesics due to a mild cold and flu season and pricing pressure due to increased competition; and

•	Lower sales in the OTC contract manufacturing and animal health categories;

•	Discontinued products of $49.9 million related primarily to a label refresh within the infant formula category; and

•	Unfavorable foreign currency movement of $12.6 million.

Perrigo Company plc - Item 2
CHC

Operating income decreased $19.9 million, or 8%, as a result of:

•	A decrease of $18.8 million in gross profit due to:

•	Decreased sales of existing and discontinued products in the first half of 2016 as described above; and

•	Increased intangible asset amortization expense associated primarily with the Gelcaps and ScarAway® acquisitions; offset partially by

•	Margin contributions from new products and strong performance in the infant health and smoking cessation categories; and

•	Continued manufacturing and supply chain efficiencies.

•	A decrease of $1.1 million in operating expenses due to:

•	A $6.2 million impairment charge recorded on the VMS held-for-sale business; and

•	Increased research and development investments due to timing of clinical trials; offset partially by

•	Decreased selling and administrative expenses due to cost containment actions taken during the prior year; and

•	Absence of a $6.8 million goodwill impairment charge related to our CHC Mexico reporting unit.

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

Segment Results

Three Month Comparison

	Three Months Ended
	June 27, 2015	July 2, 2016
($ in millions)	Restated	Restated
Net sales	$368.3	$343.1
Gross profit	$180.4	$165.6
Gross profit %	49.0%	48.3%
Operating income (loss)	$16.7	$(1.8)
Operating income (loss) %	4.6%	(0.5)%

Perrigo Company plc - Item 2
BCH

Three Months Ended July 2, 2016 vs. Three Months Ended June 27, 2015

Net sales decreased $25.2 million, or 7%, over the prior year period due to:

•	New product sales of $28.3 million; and

•	Incremental net sales of $29.1 million from the Naturwohl Pharma GmbH ("Naturwohl") and GlaxoSmithKline Consumer Healthcare Product Portfolio ("GSK Products") acquisitions; more than offset by

•	Decreased sales volumes of existing products totaling $82.6 million due primarily to:

•
Weaker current year sales in the lifestyle category due in large part to a product launch in the prior year period and the natural health/vitamins category due primarily to timing of promotional activities and the planned divestment of the Etixx® brand; and

•	Lower sales in France due to market dynamics.

Operating income decreased $18.5 million, or 111%, as a result of:

•	A decrease of $14.8 million in gross profit due to decreased sales of existing products in the lifestyle and natural health/vitamins categories as noted above; and

•	An increase of $3.7 million in operating expenses due to:

•	Decreased advertising and promotional investment due to previously announced strategic initiatives to better align promotional investments with sales; offset partially by

•	Restructuring expense totaling $4.8 million in the current quarter related to strategic organizational enhancements.

Six Month Comparison*

* The BCH segment was created on March 30, 2015 as a result of the Omega acquisition, thus comparative prior year data for the six months ended June 27, 2015 includes only three months of results from operations.

	Six Months Ended
	June 27, 2015*	July 2, 2016
($ in millions)	Restated	Restated
Net sales	$368.3	$705.9
Gross profit	$180.4	$343.7
Gross profit %	49.0%	48.7%
Operating income (loss)	$16.8	$(400.0)
Operating income (loss) %	4.6%	(56.7)%

Six Months Ended July 2, 2016 vs. Six Months Ended June 27, 2015

Net sales increased $337.6 million, or 92%, over the prior year period due to:

•	An additional three months of results from operations attributable to Omega;

•	New products totaling $59.5 million; and

•	Sales from the Naturwohl and GSK Products acquisitions totaling $66.7 million; offset partially by

•	Decreased sales volumes of existing products due primarily to:

•
Weaker current year sales in the lifestyle category due in large part to a product launch in the prior year period and the natural health/vitamins category due primarily to timing of promotional activities and the planned divestment of the Etixx® brand; and

•	Lower sales in France due to market dynamics.

Perrigo Company plc - Item 2
BCH

Operating income decreased $416.8 million due to:

•	A $163.3 million increase in gross profit due to an additional three months of operations attributable to Omega; offset by

•	An increase of $580.1 million in operating expenses due to:

•	Intangible asset and goodwill impairment charges totaling $403.9 million recorded during the six months ended July 2, 2016 described above under "Interim Impairment Testing";

•	An additional three months of operations; and

•	Restructuring charges totaling $7.1 million related to strategic organizational enhancements; offset partially by

•	Cost control measures employed to mitigate lower forecasted sales and operating income.

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

Six Month Comparison

	Six Months Ended
	June 27, 2015	July 2, 2016
($ in millions)		Restated
Net sales	$529.9	$556.9
Gross profit	$303.1	$273.5
Gross profit %	57.2%	49.1%
Operating income	$199.5	$191.1
Operating income %	37.6%	34.3%
Six Months Ended July 2, 2016 vs. Six Months Ended June 27, 2015

Net sales increased $27.0 million, or 5%, due to:

•	Net sales attributable to the Entocort® and Tretinoin Products acquisitions totaling $89.3 million; and

•	New product sales of $36.8 million due primarily to to sales of benzoyl peroxide 5%-clindamycin 1% gel (a generic version of Benzaclin™); offset partially by

•
Decreased sales of existing products of $93.5 million due to declined sales volume of certain products, pricing pressure across the portfolio, and the lack of exclusive market position for two key products versus the prior year;

•	Discontinued products of $3.5 million; and

•	Unfavorable foreign exchange movement of $2.0 million.

Segment operating income decreased $8.4 million, or 4%, as a result of:

•
A decrease of $29.6 million in gross profit due primarily to the pricing pressure noted above, as well as higher amortization expense from the Entocort® and Tretinoin Products acquisitions; offset partially by

•
A decrease of $21.2 million in operating expenses due primarily to the absence of an $18.0 million research and development payment made in connection with a research and development contractual arrangement in the prior year.

Perrigo Company plc - Item 2
Specialty Sciences

SPECIALTY SCIENCES

Segment Results

Operating expenses were $3.8 million for the three months ended July 2, 2016, compared to $5.2 million for the prior year period. Operating expenses were $5.1 million for the six months ended July 2, 2016 compared to $8.5 million for the prior year period. The decreases of $1.4 million and $3.4 million were due to a reduction in legal expenses. See the Interest, Other and Royalty Stream (Consolidated) section below for discussions on the Tysabri® Royalty Stream change In fair value.

OTHER

Recent Trends and Developments

We are pursuing the sale of our API business based in India and expect the sale to take place during 2016. On July 2, 2016, the net assets of our India API business were classified as "held for sale" as discussed in Item 1. Note 9.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	June 27, 2015	July 2, 2016
Net sales	$22.2	$17.8
Gross profit	$7.3	$7.5
Gross profit %	32.8%	42.4%
Operating income (loss)	$1.9	$(1.3)
Operating income (loss) %	8.4%	(7.1)%
Three Months Ended July 2, 2016 vs. Three Months Ended June 27, 2015

Net sales decreased $4.4 million due primarily to increased competition on certain products, in particular, U.S. sales of Temozolomide. The operating loss in the current year period was due primarily to a $4.3 million impairment charge recorded on the India API held-for-sale business, offset partially by reduced operating expenses.

Six Month Comparison

Perrigo Company plc - Item 2
Other

	Six Months Ended
($ in millions)	June 27, 2015	July 2, 2016
Net sales	$52.9	$38.4
Gross profit	$23.1	$17.4
Gross profit %	43.6%	45.3%
Operating income	$12.4	$4.1
Operating income %	23.3%	10.8%
Six Months Ended July 2, 2016 vs. Six Months Ended June 27, 2015

Net sales decreased $14.5 million due primarily to competition on certain products, in particular, U.S. sales of Temozolomide. Operating income decreased $8.3 million due primarily to a $5.7 million decrease in gross profit due to increased competition, and a $4.3 million impairment charge recorded on the India API held-for-sale business, offset partially by a reduction in operating expenses.

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

Unallocated expenses were $51.4 million for the six months ended July 2, 2016 compared to $71.9 million for the prior year period, a decrease of $20.5 million. The reduction in unallocated expense was due primarily to fees incurred in the prior year period: $18.1 million of Omega acquisition-related fees and $13.4 million of legal and professional fees related to our defense against the hostile takeover bid by Mylan. In addition, we experienced an $8.9 million reduction in share-based compensation due primarily to the resignation of Joseph C. Papa, which was offset by a $12.8 million increase in legal and professional fees and $11.2 million of integration and restructuring related expense incurred in the current period.

Tysabri® Royalty Stream - Change In Fair Value

We are accounting for the Tysabri® royalty stream as a financial asset and have elected to use the fair value option model with changes in fair value presented in Net income (loss) under the caption Tysabri® royalty stream - change in fair value. Changes in the fair value of the Tysabri® royalty stream were $910.8 million of expense and $69.2 million of expense for the three months ended July 2, 2016 and June 27, 2015, respectively. Changes in the fair value of the Tysabri® royalty stream were $1.1 billion of expense and $31.5 million of income for the six months ended July 2, 2016 and June 27, 2015, respectively, resulting in a change of $841.6 million and $1.1 billion for the three and six months ended July 2, 2016 compared to the prior year period, due to changes in the discount rate and cash flow assumptions, respectively.

In February 2016, a competitor’s pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA. Breakthrough therapy designation is when a drug intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In June 2016 the FDA

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

granted priority review with target action date in December 2016. A priority review is a designation when the FDA will direct overall attention and resources to the evaluation of applications for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. Although the product has not launched, industry analysts believe that based on released clinical study information and the recent announcement, Ocrevus® could favorably compete against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form. Given the new market information for Ocrevus®, using industry analyst estimates we reduced our first ten year growth forecast from an average of approximately 3.4% in the fourth calendar quarter of 2015 to approximately growth of 1.8% and a decline of minus 0.4% in the first and second calendar quarters of 2016, respectively, which had the effect of reducing cumulative cash flows over the ten year period by approximately 3.0% and 18.0% compared to the fourth quarter of calendar 2015, respectively. These effects, combined with the change in discount rate, resulted in a reduction in fair value of $1.1 billion in the first six months of 2016. See Item 1. Note 6 for more information on the assumptions.

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

Other Expense, Net

Other expense, net, was $28.8 million for the three months ended July 2, 2016, compared to $15.8 million in the prior year period. The $13.0 million increase was due to a $22.3 million impairment charge on an equity method investment recorded in the current year period, offset partially by the absence of $5.5 million of losses associated with an acquisition-related derivative and the termination of an interest rate swap recorded in the prior year. See Item 1. Notes 3, 7, and 8, for more information on the goodwill impairment charge, equity method investment loss, and derivative loss, respectively.

Other expense, net, was $31.3 million for the six months ended July 2, 2016, compared to $273.9 million in the prior year period. The $242.6 million decrease was due primarily to the absence of the $259.8 million loss we incurred in the prior year period on the derivatives we used to economically hedge fluctuations in the euro-denominated purchase price of the Omega and GSK Products acquisitions, offset partially by a gain of $12.5 million from the transfer of a rights agreement in the prior year. The losses on the derivatives due to the changes in the EUR/USD exchange rate prior to their settlement economically offset the final settlement of the euro-denominated Omega purchase price paid on March 30, 2015.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rate for the three months ended July 2, 2016 was a benefit of 34.2% on a net loss compared to expense of 136.8% for the three months ended June 27, 2015. The effective tax rate for the six months ended July 2, 2016 was a benefit of 18.3% on a net loss reported in the period compared to 188.5% on income for the six months ended June 27, 2015.

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

Our Tysabri® royalty stream is now accounted for as a financial asset using the fair value option. As a result, cash receipts from the royalty stream are presented as cash from investing activities, rather than as cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the Restated Periods presented below.

Operating Activities
We generated $229.7 million of cash from operating activities during the six months ended July 2, 2016, a $333.7 million decrease over the comparable prior year period due primarily to the following:

•
Changes in accounts payable, which contributed to a $47.0 million outflow in the first six months of 2016 compared to a $167.4 million inflow in the first six months of 2015. The primary reasons for the outflow in 2016 were the addition of Omega operations in the current year period and changes to the Omega accounts payable structure as discussed below.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

•
Changes in accrued customer-related programs, which led to a $44.2 million outflow in the first six months of 2016 compared to a $19.5 million inflow for the first six months of 2015. The primary reason for the outflow in 2016 is the pricing dynamics in the Rx segment.

•
Changes in accrued liabilities, which led to a $53.9 million outflow in the first six months of 2016 compared to a $9.3 million outflow in the prior year period due primarily to payment of legal expenses associated with the Mylan defense which were accrued at December 31, 2015.

•
Changes in accrued payroll and related taxes, which contributed to a $39.2 million outflow in the first six months of 2016 compared to a $3.8 million outflow in the first six months of 2015. The primary reasons for the increased outflow in 2016 were severance payments related to the restructuring activities and the addition of Omega operations in the current year period.

•
Offset partially by changes in accounts receivable, which contributed to a $41.2 million inflow in the first six months of 2016 compared to $47.7 million outflow in 2015. The inflow in the first six months of 2016 was due to reduced accounts receivable due to lower sales volumes, offset partially by a reduction of factoring in the current period.

Operating cash flow was also impacted by decreased net earnings after adjusting for non-cash items such as impairment charges, changes in the fair value of the Tysabri® royalty stream, and depreciation and amortization.

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

Investing Activities
Cash used for investing activities totaled $307.9 million for the six months ended July 2, 2016, compared to $2.3 billion in the prior year period. The cash used in the current year was due primarily to the Tretinoin Products acquisition, which used $416.4 million in cash. In the comparable prior year period, cash used for investing activities consisted primarily of a $2.1 billion outflow for business acquisitions, mainly attributable to Omega, as well as a $303.5 million outflow related to the cash settlement of non-designated foreign currency derivatives we used to hedge the euro-denominated Omega and GSK Products purchase prices. Cash used for capital expenditures totaled $57.1 million during six months ended July 2, 2016 compared to $89.0 million in the prior period year. The decrease in cash used for capital expenditures over the prior year period was due primarily to several large infrastructure projects nearing completion. Investing cash outflows were offset partially by $169.9 million and $168.9 million of Tysabri® royalty proceeds for the six months ended July 2, 2016 and June 27, 2015, respectively.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Financing Activities
Cash generated from financing activities totaled $305.5 million for the six months ended July 2, 2016, compared to cash used for financing activities of $986.8 million for the comparable prior year period. The primary contributor to the cash generation in the current year period was the borrowing of $1.2 billion of long-term debt. This was offset in part by net repayments on our revolving credit agreements and other short-term financing totaling $803.9 million. In the prior year period, the cash used for financing activities was due primarily to payments of $889.0 million on long-term debt, which included the repayment of debt assumed from Omega and a $300.0 million legacy Perrigo term loan. For more information see "Borrowings and Capital Resources" below and Item 1. Note 10.

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

Accounts Receivable Factoring

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $54.7 million and $64.5 million at July 2, 2016 and December 31, 2015, respectively.

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

We had $5.9 billion and $4.7 billion outstanding under our notes and bonds, and $473.3 million and $488.8 million outstanding under our term loan, as of July 2, 2016 and December 31, 2015, respectively. We expect to prepay our 1.300% $500.0 million senior notes due November 2016 in September 2016.

As described in our Current Report on Form 8-K filed on April 25, 2017, the lenders under our 2014 Revolver and 2014 Term Loan waived any default or event of default that may arise from any restatement of or deficiencies in our financial statements for the periods specified in such waivers, including the quarter ended July 2, 2016. No default or event of default existed prior to receipt of these waivers. We are in compliance with all covenants under the 2014 Revolver and the 2014 Term Loan as of the date of this Form 10-Q/A. See Item 1. Note 10 for more information on all of the above debt facilities.

Credit Ratings

Our credit ratings on July 2, 2016 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Global Ratings, respectively. On August 10, 2016, Moody’s affirmed our Baa3 credit rating and changed our outlook to negative from stable.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in operating

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of July 2, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 2, 2016 because of the material weaknesses in our internal control over financial reporting described below.

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

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Tysabri® Contingent Payments

We acquired the Tysabri® royalty stream through our acquisition of Elan in December 2013. At the time of the acquisition, we concluded that the right to receive quarterly royalty payments from Biogen should be an intangible asset and such payments recognized as revenue in our financial statements. As discussed in Item 4.02 of our Form 8-K filed on April 25, 2017, during the 2016 year-end close process, and in anticipation of our potential sale of the Tysabri® royalty rights and the 2018 adoption of ASC 606 Revenue from Contracts with Customers, we re-evaluated the historical classification of the Tysabri® royalty stream as an intangible asset and concluded that it should have been reflected in the financial statements as a financial asset as of its 2013 acquisition date. As part of this evaluation, management determined that its control over the review of the application of the accounting guidance in ASC 805 Business Combinations did not operate effectively in the appropriate identification of the assets acquired and liabilities assumed in connection with the Elan acquisition in December 2013. All of our originally filed financial statements through the filing of the Form 10-Q for the quarter ended October 1, 2016, as originally filed on November 10, 2016, included the disclosure of the Elan acquisition with the Tysabri® royalty stream presented as an intangible asset. In addition, due to the fact that the asset was historically classified as an

Perrigo Company plc - Item 4
Controls and Procedures

intangible asset, we did not design or implement controls around the fair value accounting for the Tysabri® royalty stream as a financial asset, so these controls were not in place at any quarter end subsequent to the acquisition including the date of the annual assessment of controls.

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

Perrigo Company plc - Item 4
Controls and Procedures

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

Changes in Internal Control over Financial Reporting
As disclosed above under “Income Taxes,” "Tysabri® Contingent Payments," and in the Original Filing, we identified the material weakness related to interim income taxes during the quarterly period ended April 2, 2016. During the quarterly period ended July 2, 2016, we began taking the actions described above under “Plan for Remediation of Material Weaknesses” to remediate that material weakness. There were no other changes in our internal control over financial reporting during the three months ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

On August 9, 2016, we issued a notice of redemption to redeem all of the $500.0 million in aggregate principal amount of then outstanding 1.300% senior notes due 2016 (the “1.300% 2016 Notes”). We redeemed all of the 1.300% 2016 Notes on September 29, 2016.

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

Perrigo Company plc - Part II - Item 6
Exhibits

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

Perrigo Company plc - Part II - Item 6
Exhibits

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