Form 10-Q/A
period 2016-10-01
PERRIGO Co plc
filed 2017-05-23
CIK 1585364

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q ("Form 10-Q/A") for the quarterly period ended October 1, 2016, which was filed with the United States Securities and Exchange Commission (“SEC”) on November 10, 2016 (the "Original Filing"), to reflect restatements of the Condensed Consolidated Balance Sheet at October 1, 2016, and December 31, 2015, and the Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Comprehensive Income (Loss), and Condensed Consolidated Cash Flows for the three and nine months ended October 1, 2016, and September 26, 2015, and the related notes thereto. We intend to file our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), which will include consolidated financial statements and selected financial data for the six months ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 which are restated (the “Restated Periods”). As described below, the restatement follows a correction in accounting under U.S. generally accepted accounting principles (“U.S. GAAP”) related to the Tysabri® royalty stream.

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

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	Restated	Restated	Restated	Restated
Net sales	$1,261.6	$1,273.1	$3,949.3	$3,655.6
Cost of sales	777.1	737.9	2,385.2	2,150.0
Gross profit	484.5	535.2	1,564.1	1,505.6

Operating expenses
Distribution	21.6	24.9	65.9	63.3
Research and development	50.2	41.6	142.5	139.7
Selling	154.6	167.9	506.9	391.6
Administration	105.4	123.3	317.2	343.1
Impairment charges	1,614.4	—	2,028.8	6.8
Restructuring	6.6	2.2	17.9	3.1
Total operating expenses	1,952.8	359.9	3,079.2	947.6

Operating income (loss)	(1,468.3)	175.3	(1,515.1)	558.0

Tysabri® royalty stream - change in fair value	377.4	(173.8)	1,492.6	(205.4)
Interest expense, net	54.6	43.4	163.2	132.7
Other expense, net	1.0	10.9	32.4	284.8
Loss on extinguishment of debt	0.7	—	1.1	0.9
Income (loss) before income taxes	(1,902.0)	294.8	(3,204.4)	345.0
Income tax expense (benefit)	(311.8)	33.9	(550.7)	128.6
Net income (loss)	$(1,590.2)	$260.9	$(2,653.7)	$216.4

Income (loss) per share
Basic	$(11.10)	$1.78	$(18.53)	$1.50
Diluted	$(11.10)	$1.78	$(18.53)	$1.50

Weighted-average shares outstanding
Basic	143.3	146.3	143.2	144.4
Diluted	143.3	146.9	143.2	145.0

Dividends declared per share	$0.145	$0.125	$0.435	$0.375

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	Restated	Restated	Restated	Restated
Net income (loss)	$(1,590.2)	$260.9	$(2,653.7)	$216.4
Other comprehensive income (loss):
Foreign currency translation adjustments	27.5	(39.9)	71.5	50.9
Change in fair value of derivative financial instruments, net of tax	3.6	0.1	(3.5)	5.6
Change in fair value of investment securities, net of tax	9.8	2.5	18.4	(2.4)
Change in post-retirement and pension liability adjustments, net of tax	(0.2)	—	0.4	4.7
Other comprehensive income (loss), net of tax	40.7	(37.3)	86.8	58.8
Comprehensive income (loss)	$(1,549.5)	$223.6	$(2,566.9)	$275.2
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	October 1, 2016	December 31, 2015
	Restated	Restated
Assets
Cash and cash equivalents	$362.7	$417.8
Accounts receivable, net of allowance for doubtful accounts of $5.7 million and $4.5 million, respectively	1,124.1	1,189.0
Inventories	884.6	898.7
Prepaid expenses and other current assets	250.6	286.1
Total current assets	2,622.0	2,791.6
Property, plant and equipment, net	881.3	886.2
Tysabri® royalty stream - at fair value	3,550.0	5,310.0
Goodwill and other indefinite-lived intangible assets	5,145.6	7,069.0
Other intangible assets, net	3,336.2	2,973.1
Non-current deferred income taxes	136.2	71.4
Other non-current assets	216.8	248.3
Total non-current assets	13,266.1	16,558.0
Total assets	$15,888.1	$19,349.6
Liabilities and Shareholders’ Equity
Accounts payable	$502.9	$555.8
Payroll and related taxes	106.8	125.3
Accrued customer programs	324.3	396.0
Accrued liabilities	258.7	351.9
Accrued income taxes	55.1	62.7
Current indebtedness	265.0	1,060.5
Total current liabilities	1,512.8	2,552.2
Long-term debt, less current portion	5,638.0	4,971.6
Non-current deferred income taxes	798.0	1,372.7
Other non-current liabilities	456.7	346.3
Total non-current liabilities	6,892.7	6,690.6
Total liabilities	8,405.5	9,242.8
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,148.6	8,142.6
Accumulated other comprehensive income (loss)	71.5	(15.3)
Retained earnings (accumulated deficit)	(736.9)	1,980.1
Total controlling interest	7,483.2	10,107.4
Noncontrolling interest	(0.6)	(0.6)
Total shareholders’ equity	7,482.6	10,106.8
Total liabilities and shareholders' equity	$15,888.1	$19,349.6

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	143.4	143.1

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 1, 2016	September 26, 2015
	Restated	Restated
Cash Flows From (For) Operating Activities
Net income (loss)	$(2,653.7)	$216.4
Adjustments to derive cash flows
Depreciation and amortization	338.4	252.9
Loss on acquisition-related foreign currency derivatives	—	300.0
Share-based compensation	15.3	29.7
Impairment charges	2,028.8	6.8
Tysabri® royalty stream - change in fair value	1,492.6	(205.4)
Loss on extinguishment of debt	1.1	0.9
Restructuring charges	17.9	3.1
Amortization of financing fees and debt premium	(24.6)	(8.5)
Deferred income taxes	(674.1)	13.1
Other non-cash adjustments	34.5	8.4
Subtotal	576.2	617.4
Increase (decrease) in cash due to:
Accounts receivable	113.0	(8.4)
Inventories	25.1	(28.9)
Accounts payable	(57.7)	(28.1)
Payroll and related taxes	(40.0)	(26.6)
Accrued customer programs	(73.7)	25.9
Accrued liabilities	(90.0)	41.1
Accrued income taxes	5.2	11.3
Other	(9.4)	13.7
Subtotal	(127.5)	—
Net cash from (for) operating activities	448.7	617.4
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	259.5	250.3
Acquisitions of businesses, net of cash acquired	(436.8)	(2,499.9)
Asset acquisitions	(65.1)	(4.0)
Additions to property, plant and equipment	(84.6)	(127.6)
Proceeds from sale of business	58.5	—
Settlement of acquisition-related foreign currency derivatives	—	(304.8)
Other investing	(1.0)	(2.7)
Net cash from (for) investing activities	(269.5)	(2,688.7)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,190.3	—
Payments on long-term debt	(545.8)	(903.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	(803.6)	27.6
Deferred financing fees	(2.8)	(3.3)
Premium on early debt retirement	(0.6)	—
Issuance of ordinary shares	8.2	6.2
Cash dividends	(62.4)	(54.2)
Other financing	(17.4)	(15.5)
Net cash from (for) financing activities	(234.1)	(942.5)
Effect of exchange rate changes on cash and cash receipts	(0.2)	(75.8)
Net increase (decrease) in cash and cash equivalents	(55.1)	(3,089.6)
Cash and cash equivalents, beginning of period	417.8	3,596.1
Cash and cash equivalents, end of period	$362.7	$506.5

Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$124.1	$92.5
Interest received	$1.1	$1.0
Income taxes paid	$116.6	$130.0
Income taxes refunded	$6.0	$3.1

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

Restatement

In connection with our year-end financial statement close and preparation of our Annual Report on Form 10-K for 2016, we identified misstatements in our historical financial statements, including for the nine months ended October 1, 2016, six months ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 (the "Restated Periods"). Accordingly, we have restated the Condensed Consolidated Financial Statements for the three and nine months ended October 1, 2016 and September 26, 2015 to reflect the correction of the misstatements, the most significant of which are described below. The segments predominantly affected by this restatement are Specialty Sciences and Consumer Healthcare International. Refer to Note 10 for additional information on how this restatement affects our debt covenants.

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

In restating our financial statements to correct the misstatement discussed above, we are also making adjustments for previously identified required corrections with respect to the three and nine months ended October 1, 2016 and September 26, 2015, which were recorded in our year ended December 31, 2016 and six months ended December 31, 2015 financial results. In conjunction with the restatement, we have determined that it would be appropriate within this Form 10-Q/A to reflect these adjustments in the three and nine months ended October 1, 2016 and September 26, 2015.

The Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, Condensed Consolidated Comprehensive Income (Loss), and Condensed Consolidated Statement of Cash Flows, and Notes 2, 3, 4, 5, 6, 7, 8, 10, 11, 12, 13, and 17 in these financial statements were updated to reflect the restatement.

The tables below present the impact of the changes to our Condensed Consolidated Financial Statement line items in our Original Filing:

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	October 1, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Net sales	$1,354.9	$(92.4)	$(0.9)		$1,261.6
Cost of sales	848.6	(72.5)	1.0		777.1
Gross profit	506.3	(19.9)	(1.9)		484.5

Operating expenses
Distribution	21.6	—	—		21.6
Research and development	50.2	—	—		50.2
Selling	154.6	—	—		154.6
Administration	108.6	—	(3.2)		105.4
Impairment charges	1,679.9	—	(65.5)	(a)	1,614.4
Restructuring	6.6	—	—		6.6
Total operating expenses	2,021.5	—	(68.7)		1,952.8

Operating loss	(1,515.2)	(19.9)	66.8		(1,468.3)

Tysabri® royalty stream - change in fair value	—	377.4	—		377.4
Interest expense, net	54.6	—	—		54.6
Other expense, net	1.0	0.2	(0.2)		1.0
Loss on extinguishment of debt	0.7	—	—		0.7
Loss before income taxes	(1,571.5)	(397.5)	67.0		(1,902.0)
Income tax (benefit)	(316.3)	(49.7)	54.2	(a)(c)	(311.8)
Net loss	$(1,255.2)	$(347.8)	$12.8		$(1,590.2)

Loss per share
Basic	$(8.76)	$(2.43)	$0.09		$(11.10)
Diluted	$(8.76)	$(2.43)	$0.09		$(11.10)

Weighted-average shares outstanding
Basic	143.3				143.3
Diluted	143.3				143.3

(a)
Adjustments primarily related to certain tax basis intangible assets that existed at the time of the acquisition of Omega on March 30, 2015, which reduced the deferred tax liabilities in acquired intangible assets and increased our valuation allowance resulting in a net change to our deferred taxes. The resulting balance sheet reclassification required a reduction of goodwill, offset by a corresponding reduction to net deferred taxes at the date of the Omega acquisition. The adjustment made at the date of the Omega acquisition also had an impact on previously reported goodwill impairment charges. ("BCH Deferred Tax Matters"). (Income tax expense (benefits): $39.8 million)

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. (Income tax expense (benefit): $14.2 million)

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Nine Months Ended
	October 1, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Net sales	$4,219.1	$(267.0)	$(2.8)	(b)	$3,949.3
Cost of sales	2,622.7	(217.5)	(20.0)	(b)	2,385.2
Gross profit	1,596.4	(49.5)	17.2		1,564.1

Operating expenses
Distribution	65.9	—	—		65.9
Research and development	142.5	—	—		142.5
Selling	506.9	—	—		506.9
Administration	316.8	—	0.4		317.2
Impairment charges	2,127.1	—	(98.3)	(a)	2,028.8
Restructuring	17.9	—	—		17.9
Total operating expenses	3,177.1	—	(97.9)		3,079.2

Operating loss	(1,580.7)	(49.5)	115.1		(1,515.1)

Tysabri® royalty stream - change in fair value	—	1,492.6	—		1,492.6
Interest expense, net	163.2	—	—		163.2
Other expense, net	34.1	0.4	(2.1)		32.4
Loss on extinguishment of debt	1.1	—	—		1.1
Loss before income taxes	(1,779.1)	(1,542.5)	117.2		(3,204.4)
Income tax (benefit)	(383.7)	(192.8)	25.8	(a)(b)(c)	(550.7)
Net loss	$(1,395.4)	$(1,349.7)	$91.4		$(2,653.7)

Loss per share
Basic	$(9.74)	$(9.42)	$0.63		$(18.53)
Diluted	$(9.74)	$(9.42)	$0.63		$(18.53)

Weighted-average shares outstanding
Basic	143.2				143.2
Diluted	143.2				143.2

(a)	Adjustments primarily related to the BCH Deferred Tax Matters as described above. (Income tax expense: $13.4 million)

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

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. (Income tax expense (benefit): $6.2 million)

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	September 26, 2015
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Net sales	$1,344.7	$(83.1)	$11.5	(b)	$1,273.1
Cost of sales	795.9	(72.5)	14.5	(b)	737.9
Gross profit	548.8	(10.6)	(3.0)		535.2

Operating expenses
Distribution	24.9	—	—		24.9
Research and development	41.6	—	—		41.6
Selling	167.9	—	—		167.9
Administration	123.6	—	(0.3)		123.3
Restructuring	2.2	—	—		2.2
Total operating expenses	360.2	—	(0.3)		359.9

Operating income	188.6	(10.6)	(2.7)		175.3

Tysabri® royalty stream - change in fair value	—	(173.8)	—		(173.8)
Interest expense, net	43.4	—	—		43.4
Other expense, net	13.0	0.7	(2.8)		10.9
Loss on extinguishment of debt	—	—	—		—
Income before income taxes	132.2	162.5	0.1		294.8
Income tax expense	19.6	20.3	(6.0)	(a)(c)	33.9
Net income	$112.6	$142.2	$6.1		$260.9

Income per share
Basic	$0.77	$0.97	$0.04		$1.78
Diluted	$0.77	$0.97	$0.04		$1.78

Weighted-average shares outstanding
Basic	146.3				146.3
Diluted	146.9				146.9

(a)	Adjustments primarily related to the BCH Deferred Tax Matters as described above. (Income tax expense (benefit): ($19.5) million)

(b)	Adjustments primarily related to BCH Belgium Distribution Contracts as described above.

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. (Income tax expense (benefit)): $13.6 million)

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Operations
(in millions, except per share amounts)
(unaudited)

	Nine Months Ended
	September 26, 2015
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Net sales	$3,925.4	$(244.6)	$(25.2)	(b)	$3,655.6
Cost of sales	2,369.7	(217.5)	(2.2)	(b)	2,150.0
Gross profit	1,555.7	(27.1)	(23.0)		1,505.6

Operating expenses
Distribution	63.3	—	—		63.3
Research and development	139.7	—	—		139.7
Selling	391.6	—	—		391.6
Administration	343.3	—	(0.2)		343.1
Impairment charges	—	—	6.8		6.8
Restructuring	3.1	—	—		3.1
Total operating expenses	941.0	—	6.6		947.6

Operating income	614.7	(27.1)	(29.6)		558.0

Tysabri® royalty stream - change in fair value	—	(205.4)	—		(205.4)
Interest expense, net	132.7	—	—		132.7
Other expense, net	294.2	0.8	(10.2)		284.8
Loss on extinguishment of debt	0.9	—	—		0.9
Income before income taxes	186.9	177.5	(19.4)		345.0
Income tax expense	112.7	22.2	(6.3)	(a)(b)(c)	128.6
Net income	$74.2	$155.3	$(13.1)		$216.4

Income per share
Basic	$0.51	$1.08	$(0.09)		$1.50
Diluted	$0.51	$1.08	$(0.09)		$1.50

Weighted-average shares outstanding
Basic	144.4				144.4
Diluted	145.0				145.0

(a)	Adjustments primarily related to the BCH Deferred Tax Matters as described above. (Income tax expense (benefit): ($13.0) million)

(b)	Adjustments primarily related to BCH Belgium Distribution Contracts as described above. (Income tax expense (benefit): ($3.3) million)

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. (Income tax expense (benefit): $13.4 million)

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	October 1, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Assets
Cash and cash equivalents	$362.7	$—	$—		$362.7
Accounts receivable, net of allowance for doubtful accounts of $5.7 million	1,129.2	—	(5.1)		1,124.1
Inventories	884.6	—	—		884.6
Prepaid expenses and other current assets	250.6	—	—		250.6
Total current assets	2,627.1	—	(5.1)		2,622.0
Property, plant and equipment, net	881.3	—	—		881.3
Tysabri® royalty stream - at fair value	—	3,550.0	—		3,550.0
Goodwill and other indefinite-lived intangible assets	5,282.7	—	(137.1)	(a)(b)	5,145.6
Other intangible assets, net	8,340.9	(4,994.7)	(10.0)		3,336.2
Non-current deferred income taxes	129.3	—	6.9	(a)(c)	136.2
Other non-current assets	206.3	—	10.5		216.8
Total non-current assets	14,840.5	(1,444.7)	(129.7)		13,266.1
Total assets	$17,467.6	$(1,444.7)	$(134.8)		$15,888.1
Liabilities and Shareholders’ Equity
Accounts payable	$507.9	$—	$(5.0)		$502.9
Payroll and related taxes	106.8	—	—		106.8
Accrued customer programs	325.5	—	(1.2)		324.3
Accrued liabilities	258.7	—	—		258.7
Accrued income taxes	76.2	—	(21.1)	(a)(b)(c)	55.1
Current indebtedness	265.0	—	—		265.0
Total current liabilities	1,540.1	—	(27.3)		1,512.8
Long-term debt, less current portion	5,638.0	—	—		5,638.0
Non-current deferred income taxes	1,169.3	(180.6)	(190.7)	(a)(b)(c)	798.0
Other non-current liabilities	448.9	—	7.8		456.7
Total non-current liabilities	7,256.2	(180.6)	(182.9)		6,892.7
Total liabilities	8,796.3	(180.6)	(210.2)		8,405.5
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—	—		—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,151.4	—	(2.8)		8,148.6
Accumulated other comprehensive income	71.5	—	—		71.5
Retained earnings (accumulated deficit)	449.0	(1,264.1)	78.2		(736.9)
Total controlling interest	8,671.9	(1,264.1)	75.4		7,483.2
Noncontrolling interest	(0.6)	—	—		(0.6)
Total shareholders’ equity	8,671.3	(1,264.1)	75.4		7,482.6
Total liabilities and shareholders' equity	$17,467.6	$(1,444.7)	$(134.8)		$15,888.1

(a)
Adjustments primarily related to the BCH Deferred Tax Matters as described above. (Goodwill and other indefinite-lived intangible assets: $231.2 million, Non-current deferred income tax asset: $281.1 million, Non-current deferred income tax liability $83.7 million, and Accrued income taxes: ($20.9 million))

(b)
Adjustments primarily related to BCH Belgium Distribution Contracts as described above. (Goodwill and other indefinite-lived intangible assets: $5.4 million, Non-current deferred income tax liability: $0.1 million, and Accrued income taxes: $($5.5 million))

(c)
Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes. (Accrued income taxes: $6.1 million). The balance of the adjustment to deferred taxes relates to jurisdictional netting.

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

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	October 1, 2016
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Cash Flows From (For) Operating Activities
Net income (loss)	$(1,395.4)	$(1,349.7)	$91.4		$(2,653.7)
Adjustments to derive cash flows
Loss on extinguishment of debt	1.1	—	—		1.1
Restructuring charges	17.9	—	—		17.9
Depreciation and amortization	556.3	(217.5)	(0.4)		338.4
Impairment charges	2,127.1	—	(98.3)	(a)	2,028.8
Tysabri® royalty stream - change in fair value	—	1,492.6	—		1,492.6
Share-based compensation	16.1	—	(0.8)		15.3
Amortization of financing fees and debt premium	—	—	(24.6)		(24.6)
Deferred income taxes	(507.2)	(192.8)	25.9	(a)(b)	(674.1)
Other non-cash adjustments	34.5	—	—		34.5
Subtotal	850.4	(267.4)	(6.8)		576.2
Increase (decrease) in cash due to:
Accounts receivable	113.6	9.5	(10.1)		113.0
Inventories	(29.9)	—	55.0	(b)	25.1
Accounts payable	(51.8)	—	(5.9)		(57.7)
Payroll and related taxes	(40.0)	—	—		(40.0)
Accrued customer programs	(74.7)	—	1.0	(b)	(73.7)
Accrued liabilities	(42.8)	—	(47.2)	(b)	(90.0)
Accrued income taxes	9.7	—	(4.5)	(a)(b)(c)	5.2
Other	(31.0)	—	21.6		(9.4)
Subtotal	(146.9)	9.5	9.9		(127.5)
Net cash from (for) operating activities	703.5	(257.9)	3.1		448.7
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	—	257.9	1.6		259.5
Acquisitions of businesses, net of cash acquired	(432.1)	—	(4.7)		(436.8)
Asset acquisitions	(65.1)	—	—		(65.1)
Additions to property, plant and equipment	(84.6)	—	—		(84.6)
Proceeds from sale of business	58.5	—	—		58.5
Other investing	(1.0)	—	—		(1.0)
Net cash from (for) investing activities	(524.3)	257.9	(3.1)		(269.5)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,190.3	—	—		1,190.3
Payments on long-term debt	(545.8)	—	—		(545.8)
Borrowings (repayments) of revolving credit agreements and other financing, net	(803.6)	—	—		(803.6)
Deferred financing fees	(2.8)	—	—		(2.8)
Premium on early debt retirement	(0.6)	—	—		(0.6)
Issuance of ordinary shares	8.2	—	—		8.2
Cash dividends	(62.4)	—	—		(62.4)
Other financing	(17.4)	—	—		(17.4)
Net cash from (for) financing activities	(234.1)	—	—		(234.1)
Effect of exchange rate changes on cash and cash receipts	(0.2)	—	—		(0.2)
Net increase (decrease) in cash and cash equivalents	(55.1)	—	—		(55.1)
Cash and cash equivalents, beginning of period	417.8	—	—		417.8
Cash and cash equivalents, end of period	$362.7	$—	$—		$362.7

(a)	Adjustments primarily related to the BCH Deferred Tax Matters as described above.

(b)	Adjustments primarily related to BCH Belgium Distribution Contracts as described above.

(c)	Adjustment related to income tax expense (benefit) for interim period tax accounting required under ASC 740, Accounting for Income Taxes.

Perrigo Company plc - Item 1
Note 1

Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 26, 2015
		Adjustments
	Previously Reported	Tysabri®	Other		Restated
Cash Flows From (For) Operating Activities
Net income (loss)	$74.2	$155.3	$(13.1)		$216.4
Adjustments to derive cash flows
Loss on extinguishment of debt	0.9	—	—		0.9
Restructuring charges	3.1	—	—		3.1
Depreciation and amortization	470.4	(217.5)	—		252.9
Impairment charges	—	—	6.8		6.8
Tysabri® royalty stream - change in fair value	—	(205.4)	—		(205.4)
Share-based compensation	29.7	—	—		29.7
Loss on acquisition-related foreign currency derivatives	300.0	—	—		300.0
Amortization of financing fees and debt premium	—	—	(8.5)		(8.5)
Deferred income taxes	7.7	22.2	(16.8)	(a)(b)	13.1
Other non-cash adjustments	15.3		(6.9)		8.4
Subtotal	901.3	(245.4)	(38.5)		617.4
Increase (decrease) in cash due to:
Accounts receivable	(30.9)	(3.1)	25.6	(b)	(8.4)
Inventories	(28.6)	—	(0.3)	(b)	(28.9)
Accounts payable	(6.5)	—	(21.6)	(b)	(28.1)
Payroll and related taxes	(26.6)	—	—		(26.6)
Accrued customer programs	17.7	—	8.2	(b)	25.9
Accrued liabilities	46.7	—	(5.6)		41.1
Accrued income taxes	0.3	—	11.0	(a)	11.3
Other	(6.7)	—	20.4		13.7
Subtotal	(34.6)	(3.1)	37.7		—
Net cash from (for) operating activities	866.7	(248.5)	(0.8)		617.4
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	—	248.5	1.8		250.3
Acquisitions of businesses, net of cash acquired	(2,499.9)	—	—		(2,499.9)
Asset acquisitions	(4.0)	—	—		(4.0)
Settlement of acquisition-related foreign currency derivatives	(304.8)	—	—		(304.8)
Additions to property, plant and equipment	(127.6)	—	—		(127.6)
Other investing	(2.7)	—	—		(2.7)
Net cash from (for) investing activities	(2,939.0)	248.5	1.8		(2,688.7)
Cash Flows From (For) Financing Activities
Payments on long-term debt	(903.3)	—	—		(903.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	28.6	—	(1.0)		27.6
Deferred financing fees	(3.3)	—	—		(3.3)
Issuance of ordinary shares	6.2	—	—		6.2
Cash dividends	(54.2)	—	—		(54.2)
Other financing	(15.5)	—	—		(15.5)
Net cash from (for) financing activities	(941.5)	—	(1.0)		(942.5)
Effect of exchange rate changes on cash and cash receipts	(75.8)	—	—		(75.8)
Net increase (decrease) in cash and cash equivalents	(3,089.6)	—	—		(3,089.6)
Cash and cash equivalents, beginning of period	3,596.1	—	—		3,596.1
Cash and cash equivalents, end of period	$506.5	$—	$—		$506.5

(a)	Adjustments primarily related to the BCH Deferred Tax Matters as described above.

(b)	Adjustments primarily related to BCH Belgium Distribution Contracts as described above.

Perrigo Company plc - Item 1
Note 1

The Condensed Consolidated Statement of Comprehensive Income (Loss) was adjusted primarily for a $335.0 million increase in net loss and $1.3 billion increase in net loss for the three and nine months ended October 1, 2016, respectively, and a $148.3 million increase in net income and $142.2 million increase in net income for the three and nine months ended September 26, 2015, respectively, as well as an adjustment in foreign currency translation of $0.5 million and $0.3 million for the three and nine months ended October 1, 2016, respectively, and $0.1 million for the three months ended September 26, 2015.

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

Perrigo Company plc - Item 1
Note 2

The below table indicates the purchase price allocation for acquisitions completed in the current year (in millions):

	Tretinoin Products	Development-Stage Rx Products	All Other(1)*
Purchase price paid	$416.4	$—	$26.6
Contingent consideration	—	24.9	30.6
Total purchase consideration	$416.4	$24.9	$57.2

Assets acquired:
Cash and cash equivalents	$—	$—	$3.8
Accounts receivable	—	—	4.9
Inventories	1.4	—	7.1
Prepaid expenses and other current assets	—	—	0.1
Property and equipment	—	—	1.2
Goodwill	1.7	—	0.2
Definite-lived intangibles:
Distribution and license agreements, supply agreements	—	—	3.4
Developed product technology, formulations, and product rights	411.0	—	28.0
Customer relationships and distribution networks	—	—	8.2
Non-compete agreements	2.3	—	—
Indefinite-lived intangibles:
In-process research and development	—	24.9	7.0
Total intangible assets	$413.3	$24.9	$46.6
Total assets	$416.4	$24.9	$63.9
Liabilities assumed:
Accounts payable	$—	$—	$2.8
Accrued liabilities	—	—	0.1
Long-term debt	—	—	3.3
Net deferred income tax liabilities	—	—	0.5
Total liabilities	$—	$—	$6.7
Net assets acquired	$416.4	$24.9	$57.2

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

Perrigo Company plc - Item 1
Note 2

The below table indicates the purchase price allocation for acquisitions completed during the year ended December 31, 2015 (in millions):

	Entocort®	Naturwohl	ScarAway®	GSK Products	Gelcaps	Omega* Restated	All Other(1)
Purchase price paid	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$15.3
Contingent consideration	—	—	—	—	—	—	13.9
Total purchase consideration	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$29.2

Assets acquired:
Cash and cash equivalents	$—	$4.6	$—	$—	$4.6	$14.7	$—
Accounts receivable	—	3.3	—	—	7.3	222.9	—
Inventories	0.2	1.5	1.0	—	7.2	277.0	—
Prepaid expenses and other current assets	—	—	—	—	2.1	51.2	—
Property, plant and equipment	—	—	—	—	6.0	130.8	—
Goodwill	—	61.0	3.5	32.6	6.0	1,688.7	—
Definite-lived intangibles:
Distribution and license agreements, supply agreements	—	21.4	—	—	—	—	—
Developed product technology, formulations, and product rights	380.0	—	0.5	—	—	31.4	—
Customer relationships and distribution networks	—	25.9	9.8	61.5	6.6	1,056.3	—
Trademarks, trade names, and brands	—	64.2	11.4	129.5	—	287.5	—
Non-compete agreements	—	0.3	0.5	—	—	—	—
Indefinite-lived intangibles:
Trademarks, trade names, and brands	—	—	—	—	4.4	2,003.8	—
In-process research and development	—	—	—	—	—	—	29.2
Total intangible assets	$380.0	$111.8	$22.2	$191.0	$11.0	$3,379.0	$29.2
Other non-current assets	—	—	—	—	0.4	2.4	—
Total assets	$380.2	$182.2	$26.7	$223.6	$44.6	$5,766.7	$29.2
Liabilities assumed:
Accounts payable	$—	$2.8	$—	$—	$3.3	$225.0	$—
Short-term debt	—	—	—	—	—	112.6	—
Accrued liabilities	—	1.6	—	—	1.6	49.3	—
Payroll and related taxes	—	—	—	—	—	51.3	—
Accrued customer programs	—	—	—	—	—	28.9	—
Long-term debt	—	—	—	—	—	1,471.0	—
Net deferred income tax liabilities	—	27.4	—	—	1.4	785.5	—
Other non-current liabilities	—	—	—	—	0.4	59.9	—
Total liabilities	—	31.8	—	—	6.7	2,783.5	—
Net assets acquired	$380.2	$150.4	$26.7	$223.6	$37.9	$2,983.2	$29.2

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

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
(Unaudited)	Restated	Restated	Restated	Restated
Net sales	$1,266.3	$1,358.3	$3,957.4	$4,165.4
Net income (loss)	$(1,589.9)	$290.3	$(2,651.9)	$296.0

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

Perrigo Company plc - Item 1
Note 3

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2015	Business acquisitions	Purchase accounting adjustments	Impairments	Changes in assets held for sale	Currency translation adjustment	October 1, 2016
Reportable Segments:	Restated	Restated	Restated	Restated	Restated	Restated	Restated
CHC	$1,890.0	$—	$—	$—	$4.5	$(6.6)	$1,887.9
BCH	1,769.4	—	0.7	(868.5)	—	67.9	969.5
Rx	1,222.2	1.8	—	—	—	(13.8)	1,210.2
Specialty Sciences	199.6	—	—	—	—	—	199.6
Other	71.5	—	—	—	11.7	3.1	86.3
Total goodwill	$5,152.7	$1.8	$0.7	$(868.5)	$16.2	$50.6	$4,353.5

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

The second step of the goodwill impairment test required that we determine the implied fair value of the BCH - ROW reporting unit’s goodwill, which involved determining the value of the reporting unit’s individual assets and liabilities. Based on our estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an impairment charge of $130.5 million for the three months ended April 2, 2016.

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

Perrigo Company plc - Item 1
Note 3

forecast as a result of a reduction in volume with a major wholesaler due to factors consistent with those outlined for BCH - ROW.

The second step of the goodwill impairment test required that we determine the implied fair value of both the BCH - ROW and BCH - Belgium reporting units' goodwill, which involved determining the value of each reporting unit’s individual assets and liabilities. Based on our estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an impairment charge of $675.6 million related to the BCH - ROW reporting unit and $62.3 million related to the BCH - Belgium reporting unit for the three months ended October 1, 2016. Both charges were recorded in Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment. As of October 1, 2016, the implied fair value of goodwill that remains in the BCH - ROW and BCH - Belgium reporting units is $897.6 million and $71.9 million, respectively.

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

During the three months ended June 27, 2015, we performed our annual goodwill impairment testing, which indicated that our CHC Mexico reporting unit's goodwill fair value was below its net book value as of March 28, 2015. As a result, we initiated the second step of the goodwill impairment test to measure the amount of impairment. We concluded that the goodwill was fully impaired and recorded an impairment of $6.8 million in the CHC segment during the nine months ended September 26, 2015 in Impairment charges.

Perrigo Company plc - Item 1
Note 3

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	October 1, 2016		December 31, 2015
	Restated		Restated
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$311.3	$106.2	$242.4	$77.7
Developed product technology, formulations, and product rights	1,804.4	529.0	1,387.6	426.0
Customer relationships and distribution networks	1,564.0	288.8	1,520.7	193.0
Trademarks, trade names, and brands	631.6	54.7	539.4	22.8
Non-compete agreements	14.6	11.0	15.2	12.7
Total definite-lived intangibles	$4,325.9	$989.7	$3,705.3	$732.2
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$724.2	$—	$1,868.1	$—
In-process research and development	67.9	—	48.2	—
Total indefinite-lived intangibles	792.1	—	1,916.3	—
Total other intangible assets	$5,118.0	$989.7	$5,621.6	$732.2

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and accumulated amortization balances are subject to foreign currency movements.

We recorded amortization expense of $89.7 million and $75.0 million for the three months ended October 1, 2016 and September 26, 2015, respectively, and $263.9 million and $180.4 million for the nine months ended October 1, 2016 and September 26, 2015, respectively. The increase in amortization expense for the 2016 nine-month period was due primarily to the incremental amortization expense incurred on the definite-lived intangible assets acquired from the Omega, Entocort®, and Tretinoin Products acquisitions.

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

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $36.4 million and $64.5 million at October 1, 2016 and December 31, 2015, respectively.

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	October 1, 2016	December 31, 2015
		Restated
Finished goods	$511.6	$537.2
Work in process	171.0	151.6
Raw materials	202.0	209.9
Total inventories	$884.6	$898.7

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

Perrigo Company plc - Item 1
Note 6

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

The following table summarizes the valuation of our financial instruments carried at fair value and measured at fair value on a recurring and non-recurring basis by the above pricing categories (in millions):

		Fair Value
	Fair Value Hierarchy	October 1, 2016	December 31, 2015
Measured at fair value on a recurring basis:
Assets:
Investment securities	Level 1	$53.0	$14.9

Foreign currency forward contracts	Level 2	$5.2	$4.8
Funds associated with Israeli post-employment benefits	Level 2	16.5	17.2
Total level 2 assets		$21.7	$22.0

Tysabri® royalty stream - at fair value (restated)	Level 3	$3,550.0	$5,310.0

Liabilities:
Interest rate swap agreements	Level 2	$—	$0.3
Foreign currency forward contracts	Level 2	0.8	3.9
Total level 2 liabilities		$0.8	$4.2

Contingent consideration	Level 3	$75.0	$17.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill (restated)(1)	Level 3	$969.5	$—
Indefinite-lived intangible assets(2)	Level 3	672.4	1,031.8
Definite-lived intangible assets(3)	Level 3	66.9	—
Assets held for sale, net	Level 3	14.1	37.5
Total level 3 assets		$1,722.9	$1,069.3

(1)
Goodwill with a carrying amount of $1.7 billion was written down to its implied fair value of $1.0 billion, resulting in an impairment charge of $737.9 million for the three months ended October 1, 2016; impairment charges totaled $868.5 million for the nine months ended October 1, 2016 and are included in Impairment charges on the Condensed Consolidated Statements of Operations.

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

(3)
Definite-lived intangible assets with a carrying amount of $357.8 million were written down to a fair value of $66.9 million resulting in an impairment charge of $290.9 million for the three and nine months ended October 1, 2016, which is included in Impairment charges on the Condensed Consolidated Statements of Operations.

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

Perrigo Company plc - Item 1
Note 6

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

We are accounting for the Tysabri® royalty stream as a financial asset and have elected to use the fair value option model. We made the election to account for the Tysabri® financial asset using the fair value option as we believe this method is most appropriate for an asset that does not have a par value, a stated interest stream, or a termination date. The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected probability weighted future cash flows to be generated by the royalty stream. The financial asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including industry analyst estimates for global Tysabri® sales, probability weighted as to the timing and amount of future cash flows along with certain discount rate assumptions. Cash flow forecasts included the estimated effect and timing of future competition, considering patents in effect for Tysabri® through 2024 and contractual rights to receive cash flows into perpetuity. The discounted cash flows are based upon the expected royalty stream forecasted into perpetuity using a 20-year discrete period with a declining rate terminal value. At October 1, 2016 and December 31, 2015, the pre-tax discount rate utilized was 7.75% and 7.72%. Significant judgment is required in selecting appropriate discount rates.

In February 2016, a competitor’s pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA. Breakthrough therapy designation is when a drug intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In June 2016 the FDA granted priority review with target action date in December 2016. A priority review is a designation when the FDA will direct overall attention and resources to the evaluation of applications for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. Although the product has not launched, industry analysts believe that based on released clinical study information and the recent announcement, Ocrevus® could favorably compete against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form. Given the new market information for Ocrevus®, using industry analyst estimates we reduced our first ten year growth forecast from an average of approximately 3.4% in the fourth calendar quarter of 2015 to approximately growth of 1.8%, a decline of minus 0.4%, and a decline of minus 1.7% in the first, second, and third calendar quarter of 2016, respectively, which had the effect of reducing cumulative cash flows over the ten year period by approximately 3.0%, 18.0%, and 24.0% compared to the fourth quarter of calendar 2015, respectively. These effects, combined with the change in discount rate, resulted in a reduction in fair value of $1.5 billion in the first nine months of 2016.

Perrigo Company plc - Item 1
Note 6

At October 1, 2016 and December 31, 2015, an evaluation was performed to assess the rate and general market conditions potentially affecting the fair value. As of October 1, 2016 if this discount rate had increased or decreased by 0.5%, the fair value of the asset would have decreased by $150.0 million or increased by $170.0 million, respectively. As of December 31, 2015 had this discount rate increased or decreased by 0.5%, the fair value of the asset would have decreased by $260.0 million or increased by $270.0 million, respectively. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Quarterly, we assess the expected future cash flows and to the extent such payments are greater or less than initial estimates, or the timing of such payments is materially different than the original estimates, we will adjust the estimated fair value of the asset. As of October 1, 2016 if the expected royalty cash flows used in the estimation process had increased or decreased by 5.0%, the fair value of the asset would have increased by $190.0 million or decreased by $180.0 million, respectively. As of December 31, 2015 if the expected royalty cash flows used in the estimation process increased or decreased by 5.0%, the fair value of the asset would have increased by $270.0 million or decreased by $280.0 million, respectively.

In addition, included in our accounts receivable balance was $92.7 million and $83.4 million related to our Tysabri® royalty stream at October 1, 2016 and December 31, 2015, respectively.

The following table summarizes the change in our Condensed Consolidated Balance Sheet for the royalty rights and our fair value adjustment that is a Level 3 measurement under ASC 820, which is included in our Condensed Consolidated Statement of Operations for the nine months ended October 1, 2016 and the six months ended December 31, 2015 (in millions):

	Nine Months Ended	Six Months Ended
	October 1, 2016	December 31, 2015
Tysabri® royalty stream - at fair value
Beginning balance	$5,310.0	$5,420.0
Royalties earned	(267.4)	(167.3)
Change in fair value	(1,492.6)	57.3
Ending balance	$3,550.0	$5,310.0

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

Perrigo Company plc - Item 1
Note 6

Non-Recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. See Note 3 for a more detailed discussion of the impaired goodwill indefinite and definite-lived intangible assets and the valuation methods used, and Note 9 for information on the impaired assets held for sale, net.

Fixed Rate Long-Term Debt

As of October 1, 2016 and December 31, 2015, our fixed rate long-term debt consisted of public bonds, a private placement note, and retail bonds. As of October 1, 2016, the public bonds and private placement note had a carrying value of $4.6 billion and a fair value of $4.7 billion, based on quoted market prices (Level 1). As of December 31, 2015, the public bonds and private placement note had a carrying value of $3.9 billion and fair value of $3.8 billion, based on quoted market prices (Level 1). As of October 1, 2016, our retail bonds had a carrying value of $826.4 million (excluding a premium of $60.7 million) and a fair value of $891.4 million. As of December 31, 2015, our retail bonds had a carrying value of $798.3 million (excluding a premium of $82.5 million) and a fair value of $859.8 million. The fair values of our related bonds for both periods was based on interest rates offered for borrowings of a similar nature and remaining maturities (Level 2).

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

Perrigo Company plc - Item 1
Note 7

We recorded a net gain of $0.1 million and a net loss of $2.4 million during the three months ended October 1, 2016 and September 26, 2015, respectively, and a net loss of $3.8 million and $7.7 million during the nine months ended October 1, 2016, and September 26, 2015, respectively, for our proportionate share of the equity method investment earnings or losses. The gains and losses were recorded in Other expense, net.

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

Perrigo Company plc - Item 1
Note 8

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

Perrigo Company plc - Item 1
Note 8

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		October 1, 2016	December 31, 2015
Designated derivatives:
Foreign currency forward contracts	Other current assets	$3.8	$3.8
Total designated derivatives		$3.8	$3.8
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$1.4	$1.0
Total non-designated derivatives		$1.4	$1.0

	Liability Derivatives
	Balance Sheet Location	Fair Value
		October 1, 2016	December 31, 2015
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.3	$2.0
Interest rate swap agreements	Other non-current liabilities	—	0.3
Total designated derivatives		$0.3	$2.3
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.5	$1.9
Total non-designated derivatives		$0.5	$1.9

The gains (losses) recorded in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Interest rate swap agreements	$—	$—	$(9.0)	$(12.0)
Foreign currency forward contracts	3.4	(0.5)	4.7	(1.6)
Total	$3.4	$(0.5)	$(4.3)	$(13.6)

The gains (losses) reclassified from AOCI into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
		Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	Income Statement Location	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Treasury locks	Interest expense, net	$—	$—	$(0.1)	$(0.1)
Interest rate swap agreements	Interest expense, net	(0.6)	(0.4)	(1.7)	(18.6)
Foreign currency forward contracts	Net sales (restated)	(0.1)	0.3	0.3	1.4
	Cost of sales	0.9	0.2	1.8	(4.4)
	Interest expense, net	(0.4)	—	(1.3)	—
	Other expense, net (restated)	(1.2)	(0.5)	0.7	(0.2)
Total		$(1.4)	$(0.4)	$(0.3)	$(21.9)

Perrigo Company plc - Item 1
Note 8

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized in Income (Ineffective Portion)
		Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	Income Statement Location	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Interest rate swap agreements	Other expense, net	$—	$—	$(0.1)	$—
Foreign currency forward contracts	Net sales (restated)	—	—	0.1	(0.3)
	Cost of sales	—	—	—	0.1
	Other expense, net (restated)	—	—	0.6	—
Total		$—	$—	$0.6	$(0.2)

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Foreign currency forward contracts	Other expense, net	$(0.2)	$(8.9)	$(8.7)	$(259.4)
	Interest expense, net	(1.0)	0.1	(1.5)	(3.4)
Total		$(1.2)	$(8.8)	$(10.2)	$(262.8)

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

Perrigo Company plc - Item 1
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

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

				October 1, 2016	December 31, 2015
Revolving credit agreements
	2015 Revolver			$—	$380.0
	2014 Revolver			—	300.0
	Total revolving credit agreements			—	680.0
Term loans
*	2014 Term loan due December 5, 2019			463.8	488.8
Notes and Bonds
	Coupon	Due
	1.300%	November 8, 2016	(2)	—	500.0
*	4.500%	May 23, 2017	(3)	202.4	195.5
*	5.125%	December 12, 2017	(3)	337.3	325.8
	2.300%	November 8, 2018	(2)	600.0	600.0
*	5.000%	May 23, 2019	(3)	134.9	130.3
	3.500%	March 15, 2021	(4)	500.0	—
	3.500%	December 15, 2021	(1)	500.0	500.0
*	5.105%	July 19, 2023	(3)	151.8	146.7
	4.000%	November 15, 2023	(2)	800.0	800.0
	3.900%	December 15, 2024	(1)	700.0	700.0
	4.375%	March 15, 2026	(4)	700.0	—
	5.300%	November 15, 2043	(2)	400.0	400.0
	4.900%	December 15, 2044	(1)	400.0	400.0
	Total notes and bonds			5,426.4	4,698.3
Other financing (restated)				4.1	128.2
Unamortized premium (discount), net				43.3	73.4
Deferred financing fees				(34.6)	(36.6)
Total borrowings outstanding				5,903.0	6,032.1
	Current indebtedness (restated)			(265.0)	(1,060.5)
Total long-term debt less current portion				$5,638.0	$4,971.6

(1)	Discussed below collectively as the "2014 Notes."

(2)	Discussed below collectively as the "2013 Notes."

(3)	Debt assumed from Omega.

(4)	Discussed below collectively as the "2016 Notes."

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

On April 25, 2017, the lenders under our 2014 Revolver and 2014 Term Loan waived any default or event of default that may arise from any restatement of or deficiencies in our financial statements for the periods specified in such waivers, including the quarter ended October 1, 2016. No default or event of default existed prior to receipt of these waivers. We are in compliance with all covenants under the 2014 Revolver and the 2014 Term Loan as of the date of this Form 10-Q/A.

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

Obligations Resulting from Recourse Factoring

In conjunction with the restatement related to BCH Belgium Distribution Contracts we have included the obligations due to the factors related to recourse amounts factored in Other Financing. The recourse contracts were discontinued during 2016 and no balance remains outstanding at October 1, 2016. The balance outstanding and due to the factor was $42.2 million at December 31, 2015.

Perrigo Company plc - Item 1
Note 11

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	Restated	Restated	Restated	Restated
Numerator:
Net income (loss)	$(1,590.2)	$260.9	$(2,653.7)	$216.4

Denominator:
Weighted average shares outstanding for basic EPS	143.3	146.3	143.2	144.4
Dilutive effect of share-based awards*	—	0.6	—	0.6
Weighted average shares outstanding for diluted EPS	143.3	146.9	143.2	145.0

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	0.1	—	—

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2015 (restated)	$(4.6)	$(14.2)	$6.4	$(2.9)	$(15.3)
OCI before reclassifications (restated)	71.5	(3.7)	17.1	0.4	85.3
Amounts reclassified from AOCI	—	0.2	1.3	—	1.5
Other comprehensive income (loss) (restated)	71.5	(3.5)	18.4	0.4	86.8
Balance at October 1, 2016 (restated)	$66.9	$(17.7)	$24.8	$(2.5)	$71.5

Perrigo Company plc - Item 1
Note 13

NOTE 13 – INCOME TAXES

The effective tax rate for the three months ended October 1, 2016 was a benefit of 16.4% on a net loss compared to expense of 11.5% on net income for the three months ended September 26, 2015. The effective tax rate for the nine months ended October 1, 2016 was a benefit of 17.2% on a net loss reported in the period compared to expense of 37.3% on net income for the nine months ended September 26, 2015.

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

The total liability for uncertain tax positions was $386.9 million and $340.3 million as of October 1, 2016 and December 31, 2015, respectively, before considering the federal tax benefit of certain state and local items.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $62.5 million and $52.1 million as of October 1, 2016 and December 31, 2015, respectively.

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

Perrigo Company plc - Item 1
Note 13

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

Perrigo Company plc - Item 1
Note 17

The below tables show select financial measures by reporting segment (in millions):

	October 1, 2016	December 31, 2015
Total Assets	Restated	Restated
CHC	$3,594.8	$3,384.8
BCH	4,605.5	7,083.5
Rx	3,303.9	2,738.0
Specialty Sciences	4,188.3	5,930.2
Other	195.6	213.1
Total	$15,888.1	$19,349.6

	Three Months Ended
	October 1, 2016			September 26, 2015
	Restated			Restated
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Total Revenue	Operating Income (Loss)	Intangible Asset Amortization
CHC	$669.1	$99.3	$19.2	$675.1	$117.2	$19.3
BCH	304.0	(1,619.3)	39.3	315.2	2.8	36.3
Rx	267.4	77.9	30.7	260.3	91.0	18.6
Specialty Sciences	—	3.2	—	—	(2.7)	0.3
Other	21.1	(1.5)	0.5	22.5	6.2	0.5
Unallocated	—	(27.9)	—	—	(39.2)	—
Total	$1,261.6	$(1,468.3)	$89.7	$1,273.1	$175.3	$75.0

	Nine Months Ended
	October 1, 2016			September 26, 2015
	Restated			Restated
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Total Revenue	Operating Income (Loss)	Intangible Asset Amortization
CHC	$2,055.6	$313.8	$58.1	$2,106.5	$351.7	$52.2
BCH*	1,009.9	(2,019.2)	114.3	683.6	19.7	70.5
Rx	824.3	268.9	90.1	790.1	290.3	55.5
Specialty Sciences	—	(2.0)	—	—	(11.1)	0.8
Other	59.5	2.6	1.4	75.4	18.5	1.4
Unallocated	—	(79.2)	—	—	(111.1)	—
Total*	$3,949.3	$(1,515.1)	$263.9	$3,655.6	$558.0	$180.4

*
The BCH segment was created on March 30, 2015 as a result of the Omega acquisition, thus data for the nine months ended September 26, 2015 includes only six months of results from operations attributable to Omega.

The Specialty Sciences segment recognized expense (income) of $377.4 million and $(173.8) million for the three months ended October 1, 2016 and September 26, 2015, respectively, and $1.5 billion and $(205.4) million for the nine months ended October 1, 2016 and September 26, 2015, respectively, for the change in the fair value of the Tysabri® royalty stream during each period.

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

Perrigo Company plc - Item 2
Executive Overview

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

Restatement

In connection with our year-end financial statement close and preparation of our Annual Report on Form 10-K for 2016, we identified misstatements in our historical financial statements, including for the nine months ended October 1, 2016, six months ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 (the "Restated Periods"). Accordingly, we have restated the Condensed Consolidated Financial Statements for the three and nine months ended October 1, 2016 and September 26, 2015 to reflect the correction of the misstatements, the most significant of which are described below. The segments predominantly affected by this restatement are Specialty Sciences and Consumer Healthcare International. Refer to Item 1. Note 10 for additional information on how this restatement affects our debt covenants.

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

Perrigo Company plc - Item 2
Executive Overview

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

In restating our financial statements to correct the misstatement discussed above, we are also making adjustments for previously identified required corrections with respect to the three and nine months ended October 1, 2016 and September 26, 2015, which were recorded in our year ended December 31, 2016 and six months ended December 31, 2015 financial results. In conjunction with the restatement, we have determined that it would be appropriate within this Form 10-Q/A to reflect these adjustments in the three and nine months ended October 1, 2016 and September 26, 2015. All of the financial information presented in this Item 2 has been revised to reflect the restatement more fully described in Item 1. Note 1 to the Condensed Consolidated Financial Statements.

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

•
On November 10, 2016, we announced the following strategic actions: (1) we are exploring strategic alternatives for the potential sale our Tysabri® asset, which is reported in our Specialty Sciences segment; (2) as part of the Company’s portfolio review process, we are conducting a comprehensive internal evaluation of the Rx pharmaceuticals segments’ market position, growth opportunities and interdependencies with other Company manufacturing and shared service operations to determine if  strategic alternatives should be explored;  and (3) we are conducting a review of segment and corporate

Perrigo Company plc - Item 2
Consolidated

cost structures to align with existing and future expected market dynamics.  We expect to complete these evaluations and reviews by the end of March 2017.

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

The second step of the goodwill impairment test required that we determine the implied fair value of both the BCH - ROW and BCH - Belgium reporting units' goodwill, which involved determining the value of each reporting unit’s individual assets and liabilities. Based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an estimated impairment charge of $675.6 million related to the BCH - ROW reporting unit and $62.3 million related to the BCH - Belgium reporting unit for the three months ended October 1, 2016. Both charges were recorded in Impairment charges on the Condensed Consolidated Statements of Operations within our BCH segment. Due to the complex and time-consuming nature of step two we expect to finalize the fair value calculation during the fourth quarter of 2016, which could result in an adjustment to the estimated impairment charge. As of October 1, 2016, $0.9 billion and $71.9 million of goodwill remains in the BCH - ROW and BCH - Belgium reporting units, respectively.

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

The second step of the goodwill impairment test required that we determine the implied fair value of the BCH - ROW reporting unit’s goodwill, which involved determining the value of the reporting unit’s individual assets and liabilities. Based on our estimates of the fair values of the assets and liabilities and the deficit of the fair value

Perrigo Company plc - Item 2
Consolidated

when compared to the related book value, we recorded an impairment charge of $130.5 million for the three months ended April 2, 2016.

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

See Item 1. Note 3 for more information.

Perrigo Company plc - Item 2
Consolidated

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 26, 2015	October 1, 2016	September 26, 2015	October 1, 2016
($ in millions)	Restated	Restated	Restated	Restated
Net sales	$1,273.1	$1,261.6	$3,655.6	$3,949.3
Gross profit	$535.2	$484.5	$1,505.6	$1,564.1
Gross profit %	42.0%	38.4%	41.2%	39.6%
Operating expenses	$359.9	$1,952.8	$947.6	$3,079.2
Operating expenses %	28.3%	154.8%	25.9%	78.0%
Operating income (loss)	$175.3	$(1,468.3)	$558.0	$(1,515.1)
Operating income (loss) %	13.8%	(116.4)%	15.3%	(38.4)%
Tysabri® royalty stream - change in fair value	$(173.8)	$377.4	$(205.4)	$1,492.6
Interest and other, net	$54.3	$56.3	$418.4	$196.7
Income tax expense (benefit)	$33.9	$(311.8)	$128.6	$(550.7)
Net income (loss)	$260.9	$(1,590.2)	$216.4	$(2,653.7)

The decrease in consolidated net sales for the three months ended October 1, 2016 as compared to the prior year period was primarily due to lower sales in the CHC segment due to the sale of the U.S. VMS business in August 2016 and lower sales in the cough/cold and analgesics categories offset partially by higher sales in the Rx segment attributable to contributions from acquisitions and new products. The consolidated operating loss for the three months ended October 1, 2016 was due to $1.6 billion of goodwill and intangible asset impairment charges as well as lower gross profit margin flow through primarily as a result of reduced pricing in the Rx segment and product mix in the BCH segment. The net loss for the three months ended October 1, 2016 was due to the asset impairment charges mentioned above and a $377.4 million charge associated with the change in the fair value of the Tysabri® royalty stream. Prior year net income included $173.8 million of income from changes in the fair value of the Tysabri® royalty stream.

A significant change in our consolidated nine-month year-over-year results was the addition of Omega Pharma Invest N.V. ("Omega"). Omega was acquired on March 30, 2015; thus, results for the nine-months ended September 26, 2015 included only six months of operations attributable to Omega. The net loss for the nine months ended October 1, 2016 was due primarily to the recording of goodwill and intangible asset impairment charges totaling $2.0 billion and charges associated with the change in the fair value of the Tysabri® royalty stream totaling $1.5 billion due to changes in the discount rate and cash flow assumptions. Net income in the prior year period included $205.4 million of income from changes in the fair value of the Tysabri® royalty stream due to changes in the discount rate and cash flow assumptions, offset by a $259.8 million loss on derivatives we used to economically hedge fluctuations in the euro-denominated purchase price of the Omega acquisition as described in Item 1. Note 8.

Perrigo Company plc - Item 2
Consolidated

See above "Interim Impairment Testing" and Item 1. Note 3. for more information on the impairment charges, and the below section "Tysabri® Royalty Stream - Change In Fair Value" and Item 1. Notes 1 and 6 for more information on the change in fair value of the Tysabri® Royalty Stream.

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

Segment Results

Three Month Comparison

	Three Months Ended
	September 26, 2015	October 1, 2016
($ in millions)	Restated	Restated
Net sales	$675.1	$669.1
Gross profit	$230.9	$216.0
Gross profit %	34.2%	32.3%
Operating income	$117.2	$99.3
Operating income %	17.4%	14.8%
Three Months Ended October 1, 2016 vs. Three Months Ended September 26, 2015

Net sales decreased $6.0 million, or 1%, over the prior year period due to:

•	Lower year-over-year sales of $19.9 million attributable to the U.S. VMS business, which was sold in August 2016;

•	A net decrease in sales of existing products of $12.2 million due to:

•	Strong sales in our infant nutrition and smoking cessation categories; more than offset by

•	Pricing pressure primarily in the cough/cold, animal health, and analgesics categories;

•	A milder allergy season, which impacted sales in the cough/cold category; and

•	Lower sales in the antacids category; and

•	Discontinued products of $5.6 million; and

•	Unfavorable foreign currency movement of $7.0 million; offset partially by

•
New product sales of $33.1 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®), the guaifenesin family of products (store brand equivalent to Mucinex®), and several new infant formula and food products; and

Perrigo Company plc - Item 2
CHC

•	Incremental net sales of $5.6 million from acquisitions (primarily the ScarAway® acquisition).

Operating income decreased $17.9 million, or 15%, as a result of:

•	A decrease of $14.9 million in gross profit due to:

•	Pricing pressure as noted above; and

•	Increased intangible asset amortization expense associated primarily with the ScarAway® acquisition; offset partially by

•	Margin contributions from new products and strong performance in the infant health and smoking cessation categories; and

•	Continued manufacturing and supply chain efficiencies.

•	An increase of $3.0 million in operating expenses due to:

•	Increased research and development investments of $1.1 million due to timing of clinical trials;

•	Increased restructuring expenses of $3.2 million related primarily to the sale of our U.S. VMS business; and

•	A $3.4 million impairment charge recorded on the held-for-sale assets associated with our Animal Health pet treats plant; offset partially by

•	Decreased administrative expenses of $4.3 million due to cost containment.

Nine Month Comparison

	Nine Months Ended
	September 26, 2015	October 1, 2016
($ in millions)	Restated	Restated
Net sales	$2,106.5	$2,055.6
Gross profit	$694.8	$660.9
Gross profit %	33.0%	32.2%
Operating income	$351.7	$313.8
Operating income %	16.7%	15.3%
Nine Months Ended October 1, 2016 vs. Nine Months Ended September 26, 2015

Net sales decreased $50.9 million, or 2%, over the prior year period due to:

•	A net $94.5 million decrease in existing product sales as a result of:

•	Strong sales in our infant nutrition and smoking cessation categories; more than offset by

•	A milder cold and flu season in the first and second quarters of 2016, which led to weaker sales in the cough/cold and analgesics categories;

•	Pricing pressure, which particularly impacted sales in the cough/cold, analgesics, and animal health categories;

•	Lower sales in the antacids category; and

•	Timing of promotions in the second and third quarters of 2015 and a milder allergy season in the third quarter of 2016, which impacted current year sales in the cough/cold category; and

•	Discontinued products of $55.0 million related primarily to a label refresh within the infant formula category;

•	Lower year-over-year sales of $7.9 million attributable to the U.S. VMS business, which was sold in August 2016; and

•	Unfavorable foreign currency movement of $19.6 million; offset partially by

•
New product sales of $96.3 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®), the guaifenesin family of products (store brand equivalent to Mucinex®), several new infant formula and food products, and new animal health products; and

•	Incremental net sales of $29.8 million due primarily to the Gelcaps Exportadora de Mexico, S.A. de C.V. ("Gelcaps") and the ScarAway® acquisitions.

Perrigo Company plc - Item 2
CHC

Operating income decreased $37.9 million, or 11%, as a result of:

•	A decrease of $33.9 million in gross profit due to:

•	Pricing pressure as noted above; and

•	Increased intangible asset amortization expense associated primarily with the Gelcaps and ScarAway® acquisitions; offset partially by

•	Margin contributions from new products and strong performance in the infant nutrition and smoking cessation categories; and

•	Continued manufacturing and supply chain efficiencies.

•	An increase of $4.0 million in operating expenses due to:

•	A $6.2 million impairment charge related to the sale of the U.S. VMS business;

•	A $3.4 million impairment charge recorded on the held-for-sale assets associated with our Animal Health Pet treats plant;

•	Increased restructuring expenses of $5.0 million related primarily to the sale of the U.S. VMS business;

•	Increased research and development investments due to timing of clinical trials; offset partially by

•	Decreased administrative expenses due to cost containment; and

•	Absence of a $6.8 million goodwill impairment charge related to our CHC Mexico reporting unit.

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

Perrigo Company plc - Item 2
BCH

Segment Results

Three Month Comparison

	Three Months Ended
	September 26, 2015	October 1, 2016
($ in millions)	Restated	Restated
Net sales	$315.2	$304.0
Gross profit	$162.8	$131.2
Gross profit %	51.6%	43.2%
Operating income (loss)	$2.8	$(1,619.3)
Operating income (loss) %	0.9%	(532.7)%

Three Months Ended October 1, 2016 vs. Three Months Ended September 26, 2015

Net sales decreased $11.2 million, or 4%, over the prior year period due to:

•	New product sales of $25.8 million; and

•	Incremental net sales of $17.5 million from the Naturwohl Pharma GmbH ("Naturwohl") and GlaxoSmithKline Consumer Healthcare Product Portfolio ("GSK Products") acquisitions; offset by

•
Decreased sales volumes of existing products totaling $45.1 million due primarily to weaker current year sales in the lifestyle category attributable in large part to a product launch in the prior year period and the natural health/vitamins category due primarily to timing of promotional activities and the planned divestment of the Etixx® brand;

•	Unfavorable foreign currency movement of $5.5 million; and

•	Discontinued products of $4.1 million.

Operating income decreased $1.6 billion, as a result of:

•	A decrease of $31.6 million in gross profit due to:

•	Decreased sales of existing products in the higher-margin lifestyle and natural health/vitamins categories as noted above;

•	Weaker performance in Belgium;

•	Higher inventory obsolescence realized primarily from prior year product levels; and

•	Unfavorable foreign currency effect; offset partially by

•	An increase of $1.6 billion in operating expenses due primarily to intangible asset and goodwill impairment charges totaling $1.6 billion, as described above under "Interim Impairment Testing"; and

•	A decrease of advertising and promotional spending due to previously announced strategic initiatives to better align promotional investments with sales.

Nine Month Comparison*

* The BCH segment was created on March 30, 2015 as a result of the Omega acquisition, thus comparative prior year data for the nine months ended September 26, 2015 includes only six months of results from operations.

Perrigo Company plc - Item 2
BCH

	Nine Months Ended
	September 26, 2015*	October 1, 2016
($ in millions)	Restated	Restated
Net sales	$683.6	$1,009.9
Gross profit	$343.3	$474.9
Gross profit %	50.2%	47.0%
Operating income (loss)	$19.7	$(2,019.2)
Operating income (loss) %	2.9%	(199.9)%

Nine Months Ended October 1, 2016 vs. Nine Months Ended September 26, 2015

Net sales increased $326.3 million, or 48%, over the prior year period due to:

•	An additional three months of results from operations attributable to Omega;

•	New products totaling $85.3 million; and

•	Sales from the Naturwohl and GSK Products acquisitions totaling $84.2 million; offset partially by

•
Decreased sales volumes of existing products due primarily to weaker current year sales in the lifestyle category due in part to a product launch in the prior year period and the natural health/vitamins category due primarily to timing of promotional activities and the planned divestment of the Etixx® brand;

•	Unfavorable foreign currency movement of $5.0 million; and

•	Discontinued products of $5.6 million.

Operating income decreased $2.0 billion due to:

•	A $131.6 million increase in gross profit due to an additional three months of operations attributable to Omega; more than offset by

•	Decreased sales of existing products in the higher-margin lifestyle and natural health/vitamins categories noted above;

•	Weaker performance in Belgium;

•	Higher inventory obsolescence realized primarily from a prior year product levels; and

•	Unfavorable foreign currency effect; more than offset by

•	An increase of $2.2 billion in operating expenses due primarily to:

•	Intangible asset and goodwill impairment charges totaling $2.0 billion, as described above under "Interim Impairment Testing";

•	An additional three months of operations; and

•	Restructuring charges totaling $8.3 million related to strategic organizational enhancements; offset partially by

•	Cost control measures employed to mitigate lower forecasted sales and operating income.

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

•
On August 2, 2016, we purchased the remaining 60.9% ownership right to a generic BenzaclinTM product ("Generic BenzaclinTM"), which we developed and marketed in collaboration with Barr Laboratories. As a result of this transaction, we are now entitled to 100% of income from sales of the product.

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

Nine Month Comparison

	Nine Months Ended
	September 26, 2015	October 1, 2016
($ in millions)		Restated
Net sales	$790.1	$824.3
Gross profit	$433.3	$401.6
Gross profit %	54.8%	48.7%
Operating income	$290.3	$268.9
Operating income %	36.7%	32.6%
Nine Months Ended October 1, 2016 vs. Nine Months Ended September 26, 2015

Net sales increased $34.2 million, or 4%, due to:

•	Net sales attributable to the Entocort® and Tretinoin Products acquisitions totaling $121.5 million; and

•	New product sales of $55.1 million due primarily to sales of benzoyl peroxide 5%-clindamycin 1% gel (a generic version of Benzaclin™); offset partially by

•
Decreased sales of existing products of $134.0 million due to declined sales volume of certain products, pricing pressure across the portfolio, and the lack of exclusive market position for two key products versus the prior year;

•	Discontinued products of $3.6 million; and

•	Unfavorable foreign exchange movement of $4.8 million.

Segment operating income decreased $21.4 million, or 7%, as a result of:

•
A decrease of $31.7 million in gross profit due primarily to the pricing pressure noted above, as well as higher amortization expense from the Entocort® and Tretinoin Products acquisitions; offset partially by

•	A decrease of $10.3 million in operating expenses due primarily to:

•	The absence of an $18.0 million research and development payment made in connection with a research and development contractual arrangement in the prior year; offset by

•	Increased selling and administration expenses of $4.1 million; and

•	Increased research and development investments of $3.2 million due to timing of clinical trials.

SPECIALTY SCIENCES

Segment Results

Operating expenses were $(3.2) million for the three months ended October 1, 2016, compared to $2.7 million for the prior year period. Operating expenses were $2.0 million for the nine months ended October 1, 2016 compared to $11.1 million for the prior year period. The decreases of $5.9 million and $9.1 million were due to a reduction in legal expenses. See the Interest, Other and Royalty Stream (Consolidated) section below for discussions on the Tysabri® Royalty Stream change In fair value.

Perrigo Company plc - Item 2
Rx

OTHER

Recent Trends and Developments

We are pursuing the sale of our API business based in India and expect the sale to take place in the next 12 months. On October 1, 2016, the net assets of the India API business were classified as "held for sale" as discussed in Item 1. Note 9.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$22.5	$21.1
Gross profit	$11.1	$9.4
Gross profit %	49.5%	44.5%
Operating income (loss)	$6.2	$(1.5)
Operating income (loss) %	27.5%	(7.4)%
Three Months Ended October 1, 2016 vs. Three Months Ended September 26, 2015

Net sales decreased $1.4 million due primarily to increased competition on certain products, in particular, U.S. sales of Temozolomide. The operating loss in the current year period was due primarily to a $6.5 million impairment charge recorded on the India API held-for-sale business, offset partially by reduced operating expenses.

Nine Month Comparison

	Nine Months Ended
($ in millions)	September 26, 2015	October 1, 2016
Net sales	$75.4	$59.5
Gross profit	$34.2	$26.8
Gross profit %	45.4%	45.0%
Operating income	$18.5	$2.6
Operating income %	24.6%	4.4%
Nine Months Ended October 1, 2016 vs. Nine Months Ended September 26, 2015

Net sales decreased $15.9 million due primarily to competition on certain products, in particular, U.S. sales of Temozolomide. Operating income decreased $15.9 million due primarily to a $7.4 million decrease in gross profit due to increased competition and a $10.8 million impairment charge recorded on the India API held-for-sale business, offset partially by a reduction in operating expenses.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Unallocated Expenses

Unallocated expenses are comprised of certain corporate expenses not allocated to the segments and are recorded in operating income. Unallocated expenses were $27.7 million for the three months ended October 1, 2016, compared to $39.2 million for the three months ended September 26, 2015, a decrease of $11.5 million. The reduction in unallocated expenses was due primarily to fees of $15.6 million related to our defense against the hostile takeover bid by Mylan N.V. ("Mylan") incurred in the prior-year period, offset partially by a $7.4 million increase in legal and professional fees in the current period.

Unallocated expenses were $79.1 million for the nine months ended October 1, 2016 compared to $111.1 million for the prior year period, a decrease of $32.0 million. The reduction in unallocated expense was due primarily to $18.1 million of Omega acquisition-related fees and $29.0 million of legal and professional fees related to our defense against the hostile takeover bid by Mylan, both of which were incurred only in the prior-year period. We also experienced a $15.7 million reduction in share-based compensation in the current year period due primarily to the resignation of Joseph C. Papa. These decreases were offset partially by a $20.2 million increase in legal and professional fees in the current period.

Tysabri® Royalty Stream - Change In Fair Value

We are accounting for the Tysabri® royalty stream as a financial asset and have elected to use the fair value option model with changes in fair value presented in Net income (loss) under the caption Tysabri® royalty stream - change in fair value. Changes in the fair value of the Tysabri® royalty stream were $377.4 million of expense and $173.8 million of income for the three months ended October 1, 2016 and September 26, 2015, respectively. Changes in the fair value of the Tysabri® royalty stream were $1.5 billion of expense and $205.4 million of income for the nine months ended October 1, 2016 and September 26, 2015, respectively, resulting in a change of $551.2 million and $1.7 billion, respectively compared to the prior year period due to changes in the discount rate and cash flow assumptions.

In February 2016, a competitor’s pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA. Breakthrough therapy designation is when a drug intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In June 2016 the FDA granted priority review with target action date in December 2016. A priority review is a designation when the FDA will direct overall attention and resources to the evaluation of applications for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. Although the product has not launched, industry analysts believe that based on released clinical study information and the recent announcement, Ocrevus® could favorably compete against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form. Given the new market information for Ocrevus®, using industry analyst estimates we reduced our first ten year growth forecast from an average of approximately 3.4% in the fourth calendar quarter of 2015 to approximately growth of 1.8%, a decline of minus 0.4%, and a decline of minus 1.7% in the first, second, and third calendar quarter of 2016, respectively, which had the effect of reducing cumulative cash flows over the ten year period by approximately 3.0%, 18.0%, and 24.0% compared to the fourth quarter of calendar 2015, respectively. These effects, combined with the change in discount rate, resulted in a reduction in fair value of $1.5 billion in the first nine months of 2016. See Item 1. Note 6 for more information on the assumptions.

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

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

in the Omega acquisition, borrowings on our revolving credit agreements during the nine months ended October 1, 2016, and the issuance of $1.2 billion of senior notes on March 7, 2016. See the "Borrowings and Capital Resources" section below and Item 1. Note 10 for more information.

Other Expense, Net

Other expense, net, was $1.0 million for the three months ended October 1, 2016, compared to $10.9 million in the prior year period. The $9.9 million decrease was due primarily to the absence of a $2.5 million loss on equity methods investments and a $4.8 million loss associated with an acquisition-related derivative recorded in the prior year. See Item 1. Notes 7 and 8, for more information on the derivative losses and equity method investment losses, respectively.

Other expense, net, was $32.4 million for the nine months ended October 1, 2016, compared to $284.8 million in the prior year period. The $252.4 million decrease was due primarily to the absence of the $259.8 million loss incurred in the prior year period on the derivatives we used to economically hedge fluctuations in the euro-denominated purchase price of the Omega and GSK Products acquisitions. The losses on the derivatives due to the changes in the EUR/USD exchange rate prior to their settlement economically offset the final settlement of the euro-denominated Omega purchase price paid on March 30, 2015.

Income Taxes (Consolidated)

The effective tax rate for the three months ended October 1, 2016 was a benefit of 16.4% on a net loss compared to expense of 11.5% on net income for the three months ended September 26, 2015. The effective tax rate for the nine months ended October 1, 2016 was a benefit of 17.2% on a net loss reported in the period compared to expense of 37.3% on net income for the nine months ended September 26, 2015.

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

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Operating Activities

	Nine Months Ended
	September 26, 2015	October 1, 2016	Increase/(Decrease)
	Restated	Restated
Cash Flows From (For) Operating Activities
Net income (loss)	$216.4	$(2,653.7)	$(2,870.1)
Non-cash adjustments	401.0	3,229.9	2,828.9
Subtotal	617.4	576.2	(41.2)

Increase (decrease) in cash due to:
Accounts receivable	(8.4)	113.0	121.4
Inventories	(28.9)	25.1	54.0
Accounts payable	(28.1)	(57.7)	(29.6)
Payroll and related taxes	(26.6)	(40.0)	(13.4)
Accrued customer programs	25.9	(73.7)	(99.6)
Accrued liabilities	41.1	(90.0)	(131.1)
Accrued income taxes	11.3	5.2	(6.1)
Other	13.7	(9.4)	(23.1)
Subtotal	$—	$(127.5)	$(127.5)

Net cash from (for) operating activities	$617.4	$448.7	$(168.7)

We generated $448.7 million of cash from operating activities during the nine months ended October 1, 2016, a $168.7 million decrease over the comparable prior year period, due primarily to the following:

•
Changes in accrued liabilities due primarily to payment of legal expenses associated with the Mylan defense which were accrued at December 31, 2015, and deferred revenue associated with the BCH Belgium Distribution Contracts;

•	Changes in accrued customer-related programs due to the pricing dynamics in the Rx segment;

•	Changes in accounts payable due to changes to the Omega accounts payable structure as discussed below; and

•	Decreased net earnings after adjusting for non-cash items such as impairment charges, changes in the fair value of the Tysabri® royalty stream, and depreciation and amortization; offset partially by

•	Changes in accounts receivable due to increased sales volumes and timing of collections, offset partially by a reduction of factoring in the current period; and

•	Changes in inventories due to improved inventory management in our CHCI and CHCA segments.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Investing Activities
Cash used for investing activities totaled $269.5 million for the nine months ended October 1, 2016, compared to $2.7 billion in the prior year period. The cash used in the current year was due primarily to the Tretinoin Products and Generic Benzaclin™ acquisitions, which used $478.4 million in cash. The outflow was offset partially by proceeds from Tysabri® royalties of $259.5 million. In the comparable prior year period, cash used for investing activities consisted primarily of a $2.5 billion outflow for business acquisitions, attributable mainly to Omega, as well as a $304.8 million outflow related to the cash settlement of the non-designated foreign currency derivatives we used to hedge the euro-denominated Omega and GSK Products purchase prices. The cash outflow was offset partially by $250.3 million in proceeds from Tysabri® royalties. Cash used for capital expenditures totaled $84.6 million during nine months ended October 1, 2016 compared to $127.6 million in the prior period year. The decrease in cash used for capital expenditures over the prior year period was due primarily to several large infrastructure projects nearing completion.

Financing Activities
Cash used for financing activities totaled $234.1 million for the nine months ended October 1, 2016, compared to $942.5 million for the comparable prior year period. In the current year period, cash used for financing included $803.6 million to repay balances outstanding under our revolving credit agreements and other short-term financing and $500.0 million used to prepay our 1.300% 2016 Notes. These payments were offset by the borrowing of $1.2 billion of long-term debt. In the prior year period, the cash used for financing activities was due primarily to payments of $903.3 million on long-term debt, which included the repayment of debt assumed from Omega and a $300.0 million legacy Perrigo term loan. For more information see "Borrowings and Capital Resources" below and Item 1. Note 10.

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

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

Accounts Receivable Factoring

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, plus interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $36.4 million and $64.5 million at October 1, 2016 and December 31, 2015, respectively.

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

As described in our Current Report on Form 8-K filed on April 25, 2017, the lenders under our 2014 Revolver and 2014 Term Loan waived any default or event of default that may arise from any restatement of or deficiencies in our financial statements for the periods specified in such waivers, including the quarter ended October 1, 2016. No default or event of default existed prior to receipt of these waivers. We are in compliance with all covenants under the 2014 Revolver and the 2014 Term Loan as of the date of this Form 10-Q/A. See Item 1. Note 10 for more information on all of the above debt facilities.

Credit Ratings

Our credit ratings on October 1, 2016 were Baa3 (negative) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Global Ratings, respectively.

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

Perrigo Company plc - Item 4
Controls and Procedures

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of October 1, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 1, 2016 because of the material weaknesses in our internal control over financial reporting described below.

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

Perrigo Company plc - Item 4
Controls and Procedures

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

Changes in Internal Control over Financial Reporting

As disclosed above under “Income Taxes,” "Tysabri® Contingent Payments," and in the Original Filing, we identified the material weakness related to interim income taxes during the quarterly period ended April 2, 2016. During the quarterly period ended October 1, 2016, we continued taking the actions we began in the quarterly period ended July 2, 2016 and described above under “Plan for Remediation of Material Weakness” to remediate

Perrigo Company plc - Item 4
Controls and Procedures

that material weaknesses. There were no other changes in our internal control over financial reporting during the three months ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 14 to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) includes a detailed discussion of our risk factors. Please refer to Item 1A of our 2016 Form 10-K, which we anticipate filing on or about the date hereof, and review such risk factors in connection with your review of this quarterly report.

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