Form 10-Q
period 2017-04-01
PERRIGO Co plc
filed 2017-05-30
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 1, 2017
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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of May 26, 2017, there were 143,397,295 ordinary shares outstanding.

PERRIGO COMPANY PLC
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or the negative of those terms or other comparable terminology.

Please see Item 1A of our Form 10-K for the year ended December 31, 2016 for a discussion of certain important risk factors that relate to forward-looking statements contained in this report and Part II, Item 1A of this Form 10-Q. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information; potential impacts of ongoing or future government investigations and regulatory initiatives; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions, and our ability to realize the desired benefits thereof; and the ability to execute and achieve the desired benefits of announced cost-reduction efforts and other initiatives. In addition, we may identify and be unable to remediate one or more material weaknesses in our internal control over financial reporting or may be unable to regain compliance with the NYSE continued listing rules. Furthermore, we and/or our subsidiaries may incur additional tax liabilities in respect of 2016 and prior years as a result of any restatement or may be found to have breached certain provisions of Irish company legislation in respect of prior financial statements and if so may incur additional expenses and penalties. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2016 and in this report under “Risk Factors” and in any subsequent filings with the Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$1,194.0	$1,347.3
Cost of sales	729.6	814.2
Gross profit	464.4	533.1

Operating expenses
Distribution	21.1	21.8
Research and development	39.8	45.3
Selling	155.0	180.8
Administration	105.4	107.5
Impairment charges	12.2	403.9
Restructuring	38.7	5.4
Other operating income	(36.3)	—
Total operating expenses	335.9	764.7

Operating income (loss)	128.5	(231.6)

Tysabri® royalty stream	(17.1)	204.4
Interest expense, net	53.3	51.2
Other (income) expense, net	(3.5)	2.5
Loss on extinguishment of debt	—	0.4
Income (loss) before income taxes	95.8	(490.1)
Income tax expense	24.2	39.1
Net income (loss)	$71.6	$(529.2)

Earnings (loss) per share
Basic	$0.50	$(3.70)
Diluted	$0.50	$(3.70)

Weighted-average shares outstanding
Basic	143.4	143.2
Diluted	143.6	143.2

Dividends declared per share	$0.160	$0.145

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income (loss)	$71.6	$(529.2)
Other comprehensive income:
Foreign currency translation adjustments	65.4	151.4
Change in fair value of derivative financial instruments, net of tax	1.6	(5.7)
Change in fair value of investment securities, net of tax	(11.4)	6.2
Change in post-retirement and pension liability adjustments, net of tax	(0.1)	0.8
Other comprehensive income, net of tax	55.5	152.7
Comprehensive income (loss)	$127.1	$(376.5)
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	April 1, 2017	December 31, 2016
Assets
Cash and cash equivalents	$3,077.8	$622.3
Accounts receivable, net of allowance for doubtful accounts of $6.0 million and $6.3 million, respectively	1,050.2	1,176.0
Inventories	800.2	795.0
Prepaid expenses and other current assets	185.2	212.0
Total current assets	5,113.4	2,805.3
Property, plant and equipment, net	875.3	870.1
Tysabri® royalty stream	—	2,350.0
Goodwill and other indefinite-lived intangible assets	4,178.0	4,163.9
Other intangible assets, net	3,341.4	3,396.8
Non-current deferred income taxes	76.4	72.1
Other non-current assets	394.9	211.9
Total non-current assets	8,866.0	11,064.8
Total assets	$13,979.4	$13,870.1
Liabilities and Shareholders’ Equity
Accounts payable	$476.3	$471.7
Payroll and related taxes	146.0	115.8
Accrued customer programs	348.2	380.3
Accrued liabilities	281.6	263.3
Accrued income taxes	57.7	32.4
Current indebtedness	1,175.4	572.8
Total current liabilities	2,485.2	1,836.3
Long-term debt, less current portion	4,618.9	5,224.5
Non-current deferred income taxes	349.4	389.9
Other non-current liabilities	458.6	461.8
Total non-current liabilities	5,426.9	6,076.2
Total liabilities	7,912.1	7,912.5
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,118.1	8,135.0
Accumulated other comprehensive (loss)	(26.3)	(81.8)
Retained earnings (accumulated deficit)	(2,024.0)	(2,095.1)
Total controlling interest	6,067.8	5,958.1
Noncontrolling interest	(0.5)	(0.5)
Total shareholders’ equity	6,067.3	5,957.6
Total liabilities and shareholders' equity	$13,979.4	$13,870.1

Supplemental Disclosures of Balance Sheet Information
Ordinary shares, issued and outstanding	143.4	143.4

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash Flows From (For) Operating Activities
Net income (loss)	$71.6	$(529.2)
Adjustments to derive cash flows
Depreciation and amortization	109.4	109.7
Share-based compensation	6.1	15.8
Impairment charges	12.2	403.9
Tysabri® royalty stream	(17.1)	204.4
Loss on extinguishment of debt	—	0.4
Restructuring charges	38.7	5.4
Deferred income taxes	(46.0)	(178.3)
Amortization of debt discount (premium)	(6.4)	(6.7)
Other non-cash adjustments	(1.1)	1.6
Subtotal	167.4	27.0
Increase (decrease) in cash due to:
Accounts receivable	50.1	17.3
Inventories	0.5	4.4
Accounts payable	2.5	(3.2)
Payroll and related taxes	(10.1)	(37.4)
Accrued customer programs	(32.7)	(81.7)
Accrued liabilities	2.3	(12.8)
Accrued income taxes	41.4	185.7
Other	(26.9)	(0.8)
Subtotal	27.1	71.5
Net cash from (for) operating activities	194.5	98.5
Cash Flows From (For) Investing Activities
Proceeds from royalty rights - at fair value	85.3	83.4
Acquisitions of businesses, net of cash acquired	—	(416.4)
Additions to property and equipment	(22.0)	(34.7)
Proceeds from sale of business and other assets	25.3	—
Proceeds from sale of the Tysabri® royalty stream	2,200.0	—
Other investing	(0.8)	(1.0)
Net cash from (for) investing activities	2,287.8	(368.7)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	—	1,190.3
Payments on long-term debt	(13.6)	(14.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	0.3	(715.9)
Deferred financing fees	(0.4)	(1.5)
Issuance of ordinary shares	—	3.1
Cash dividends	(23.0)	(20.8)
Other financing	(0.5)	(3.5)
Net cash from (for) financing activities	(37.2)	437.4
Effect of exchange rate changes on cash and cash equivalents	10.4	3.9
Net increase in cash and cash equivalents	2,455.5	171.1
Cash and cash equivalents, beginning of period	622.3	417.8
Cash and cash equivalents, end of period	$3,077.8	$588.9

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

We are a leading global healthcare company, delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We are the world's largest manufacturer of over-the-counter (“OTC”) healthcare products and supplier of infant formulas for the store brand market. We also are a leading provider of branded OTC products throughout Europe and the U.S., as well as a leading producer of generic standard topical products such as creams, lotions, gels, as well as inhalants and injections ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements have been included and include our accounts and the accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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
Clarifying the Definition of a Business
This update clarifies the definition of a business and addresses whether transactions should be accounted for as asset acquisitions or business combinations (or divestitures). The guidance includes an initial threshold that an acquired set of assets will not be considered a business if substantially all of the fair value of the assets acquired is concentrated in a single tangible or identifiable intangible asset (or group of similar assets). If the acquired set does not pass the initial threshold, then the guidance requires that, to be a business, the set must include an input and a substantive process that together significantly contribute to the ability to create outputs. Different factors are considered to determine whether the set includes a substantive process, such as the inclusion of an organized workforce. Further, the guidance removes language stating that a business need not include all of the inputs and processes that the seller used in operating the business.
January 1, 2017
We early adopted this new standard and will apply it prospectively when determining whether transactions should be accounted for as asset acquisitions or business combinations (divestitures). During the three months ended April 1, 2017, we applied the new guidance when determining whether certain product divestitures represented sales of assets or businesses. In each case, we determined that the assets sold did not meet the definition of a business under the new rules.

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
January 1, 2017
We adopted this standard as of January 1, 2017. We elected to estimate the number of awards expected to be forfeited and adjust the estimate when it is likely to change, consistent with past practice. We did not change the amounts that we withhold to cover income taxes on awards. As the requirement to record all income tax effects of vested or settled awards through the income statement is prospective in nature, there was no cumulative effect of adopting the standard on our balance sheet.

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
January 1, 2018
We continue to evaluate the implications of adoption of the new revenue standard on our consolidated financial statements. We have completed an initial assessment of the adoption and are in the process of completing a detailed review of our various customer contracts. Based on our initial analysis, we do not expect there to be a material impact on our revenue recognition practices. We plan to adopt the new revenue standard effective January 1, 2018 using the modified retrospective approach.

Intra-Entity Asset Transfers of Assets Other Than Inventory
Under the new guidance, the tax impact to the seller on the profit from the transfers and the buyer’s deferred tax benefit on the increased tax basis would be recognized when the transfers occur, resulting in the recognition of expense sooner than under historical guidance. The guidance excludes intra-entity transfers of inventory. For intra-entity transfers of inventory, the FASB decided to retain current GAAP, which requires an entity to recognize the income tax consequences when the inventory has been sold to an outside party.
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
Intangibles - Goodwill and Other Simplifying the Test for Goodwill
The objective of this update is to reduce the cost and complexity of subsequent goodwill accounting by simplifying the impairment test by removing the Step 2 requirement to perform a hypothetical purchase price allocation when the carrying value of a reporting unit exceeds its fair value.  If a reporting unit’s carrying value exceeds its fair value, an entity would record an impairment charge based on that difference, limited to the amount of goodwill attributed to that reporting unit. The proposal would not change the guidance on completing Step 1 of the goodwill impairment test. The proposed guidance would be applied prospectively with an effective date for Perrigo of January 1, 2020, with early adoption permitted as of January 1, 2017.
		January 1, 2020	We are currently evaluating the implications of adoption on our consolidated financial statements and considering whether to early adopt the standard.

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

Perrigo Company plc - Item 1
Note 2

Prior Year Acquisitions

Generic Benzaclin™ Product

On August 2, 2016, we purchased the remaining 60.9% product rights to a generic Benzaclin™ product ("Generic Benzaclin™"), which we had developed and marketed in collaboration with Barr Laboratories, Inc. ("Barr"), a subsidiary of Teva Pharmaceuticals, for $62.0 million in cash. In September 2007, we entered into an initial development, marketing and commercialization agreement with Barr, in which Barr contributed to the product's development costs and we developed and marketed the product in the U.S. and Israel. Under this agreement, we paid Barr a percentage of net income from the product's sales in these territories, adjusted for Barr's contributions to the product's development costs. By purchasing the remaining product rights from Barr, we are now entitled to 100% of income from sales of the product. Operating results attributable to Generic Benzaclin™ are included within our Prescription Pharmaceuticals ("RX ") segment. The intangible asset acquired is a distribution and license agreement with a nine-year useful life.

Tretinoin Product Portfolio

On January 22, 2016, we acquired a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, for $416.4 million in cash ("Tretinoin Products"), which further expanded our standard topical products such as creams, lotions, and gels, as well as our inhalants and injections ("extended topicals") portfolio. We were the authorized generic distributor of these products from 2005 to 2013. Operating results attributable to the acquisition are included within our RX segment. The intangible assets acquired included generic product rights valued using the multi-period excess earnings method and assigned a 20-year useful life, and non-compete agreements valued using the lost income method and assigned a five-year useful life. The goodwill acquired is deductible for tax purposes.

Development-Stage Rx Products

In May 2015, we entered into an agreement with a clinical stage biotechnology company for two specialty pharmaceutical products in development ("Development-Stage Rx Products"). We paid $18.0 million for an option to acquire the two products, which was recorded in Research and Development expense. On March 1, 2016, to further invest in our specialty "prescription only" ("Rx") portfolio, we exercised the option for both products, which requires us to make contingent payments if we obtain regulatory approval and achieve certain sales milestones. We are also obligated to make certain royalty payments over periods ranging from seven to ten years from the launch of each product.

We accounted for the option exercise as a business acquisition within our RX segment, recording In Process Research and Development ("IPR&D") and contingent consideration on the balance sheet. The IPR&D was valued using the multi-period excess earnings method and has an indefinite useful life until such time as the research is completed (at which time it will become a definite-lived intangible asset), or is determined to have no future use (at which time it would be impaired). The contingent consideration is an estimate of the future milestone payments and royalties based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The amount of contingent consideration recognized was $24.9 million and was recorded in Other non-current liabilities.

Perrigo Company plc - Item 1
Note 2

Purchase Price Allocation of Prior Year Acquisitions

The Tretinoin Products, Development-Stage Rx Products and four small product acquisitions (included in "All Other" in the table below) are final.

The below table indicates the purchase price allocation for acquisitions completed during the year ended December 31, 2016 (in millions):

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

(1)	Consists of four product acquisitions in our Consumer Healthcare Americas ("CHCA"), Consumer Healthcare International ("CHCI") and RX segments

Current Year Divestitures

On February 1, 2017, we completed the sale of the Animal Health pet treats plant fixed assets, which were previously classified as held-for sale, and received $7.7 million in proceeds.

Perrigo Company plc - Item 1
Note 2

On January 3, 2017, we sold certain Abbreviated New Drug Applications ("ANDAs") for $15.0 million to a third party, which was recorded in Other operating income on the Condensed Consolidated Statement of Operations.

Prior Year Divestitures

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

Reporting Segments:	December 31, 2016	Currency translation adjustment	April 1, 2017
CHCA	$1,810.6	$2.3	$1,812.9
CHCI	1,070.8	14.8	1,085.6
RX	1,086.6	4.5	1,091.1
Other	81.4	5.1	86.5
Total goodwill	$4,049.4	$26.7	$4,076.1

In connection with the preparation of our financial statements for the three-month period ending April 2, 2016, we identified indicators of goodwill impairment for certain of our reporting units, which required us to complete interim goodwill impairment testing. Step one of the goodwill impairment test involves determining the fair value of the reporting unit using a discounted cash flow technique and comparing it to the reporting unit’s carrying value. The main assumptions supporting the cash flow projections used to determine the reporting units’ fair value include revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the reporting unit's growth plans. If a reporting unit does not pass step one of the goodwill impairment test, step two is completed. The second step of the goodwill impairment test requires that we determine the implied fair value of the reporting unit’s goodwill, which involves determining the value of the reporting unit’s individual assets and liabilities. If the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill, an impairment charge is recorded to adjust the goodwill carrying value to the implied fair value.

In connection with the preparation of our financial statements for the three months ended April 2, 2016, we identified indicators of impairment for our Branded Consumer Healthcare - Rest of World ("BCH-ROW") reporting unit, which comprises primarily operations attributable to the Omega Pharma Invest N.V. ("Omega") acquisition in all geographic regions except for Belgium. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long-range revenue growth forecast. BCH-ROW did not pass step one of goodwill impairment testing. The change in fair value from previous estimates was due primarily to the changes in the market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions is being more focused to maximize the potential of all brands in the segment's portfolio. Based on our evaluation and estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded $130.5 million in impairment charges for the three months ended April 2, 2016 within our CHCI segment.

Perrigo Company plc - Item 1
Note 3

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	April 1, 2017		December 31, 2016
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$307.6	$132.5	$305.6	$120.4
Developed product technology, formulations, and product rights	1,428.2	562.5	1,418.1	526.0
Customer relationships and distribution networks	1,505.7	339.8	1,489.9	307.5
Trademarks, trade names, and brands	1,203.4	71.5	1,189.3	55.3
Non-compete agreements	14.5	11.7	14.3	11.2
Total definite-lived intangibles	$4,459.4	$1,118.0	$4,417.2	$1,020.4
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$50.8	$—	$50.5	$—
In-process research and development	51.1	—	64.0	—
Total indefinite-lived intangibles	101.9	—	114.5	—
Total other intangible assets	$4,561.3	$1,118.0	$4,531.7	$1,020.4

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and accumulated amortization balances are subject to foreign currency movements.

We recorded amortization expense of $85.5 million and $85.3 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

We recorded an impairment charge of $12.2 million on certain IPR&D assets during the three months ended April 1, 2017 due to changes in the projected development and regulatory timelines for various projects. During the three months ended April 1, 2017, we recorded a decrease in the contingent consideration liability associated with certain IPR&D assets in Other operating income on the Condensed Consolidated Statement of Operations. Refer to Note 6 for additional information.

We identified indicators of impairment associated with certain indefinite-lived intangible assets acquired in conjunction with the Omega acquisition. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long-range revenue growth forecast. The assessment utilized the excess earnings method to determine fair value and resulted in an impairment charge of $273.4 million in Impairment charges on the Condensed Consolidated Statements of Operations within our CHCI segment, which represented the difference between the carrying amount of the intangible assets and their estimated fair value. The change in fair value from previous estimates was due primarily to the changes in the market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions is being more focused to maximize the potential of all brands in the segment's portfolio. The main assumptions supporting the fair value of these assets and cash flow projections included revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the CHCI segment distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the segment's growth plans.

In addition, due to reprioritization of certain brands in the CHCI segment and change in performance expectations for the cough/cold/allergy, anti-parasite, personal care, lifestyle, and natural health brands, on April 3, 2016, we reclassified $364.5 million of indefinite-lived assets to definite-lived assets with a useful life of 20 years. We began amortizing the assets in the second quarter of 2016.

Perrigo Company plc - Item 1
Note 4

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $19.3 million and $50.7 million at April 1, 2017 and December 31, 2016, respectively.

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	April 1, 2017	December 31, 2016
Finished goods	$449.3	$431.1
Work in process	151.7	165.7
Raw materials	199.2	198.2
Total inventories	$800.2	$795.0

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

Perrigo Company plc - Item 1
Note 6

The following table summarizes the valuation of our financial instruments carried at fair value and measured at fair value on a recurring and non-recurring basis by the above pricing categories (in millions):

		Fair Value
	Fair Value Hierarchy	April 1, 2017	December 31, 2016
Measured at fair value on a recurring basis:
Assets:
Investment securities	Level 1	$22.8	$38.2

Foreign currency forward contracts	Level 2	$6.5	$3.8
Funds associated with Israeli severance liability	Level 2	17.1	15.9
Total level 2 assets		$23.6	$19.7

Royalty Pharma contingent milestone payments	Level 3	$184.5	$—
Tysabri® royalty stream	Level 3	—	2,350.0
Total level 3 assets		$184.5	$2,350.0

Liabilities:
Foreign currency forward contracts	Level 2	$2.5	$5.0

Contingent consideration	Level 3	$52.0	$69.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	Level 3	$—	$1,148.4
Indefinite-lived intangible assets(2)	Level 3	13.8	0.3
Definite-lived intangible assets(3)	Level 3	—	758.0
Assets held for sale, net	Level 3	11.0	18.2
Total level 3 assets		$24.8	$1,924.9

(1)	As of December 31, 2016, goodwill with a carrying amount of $2.2 billion was written down to its implied fair value of $1.1 billion.

(2)
As of April 1, 2017, indefinite-lived intangible assets with a carrying amount of $26.0 million were written down to a fair value of $13.8 million, resulting in a total impairment charge of $12.2 million. As of December 31, 2016, indefinite-lived intangible assets with a carrying amount of $0.7 million were written down to a fair value of $0.3 million.

(3)
As of December 31, 2016, definite-lived intangible assets with a carrying amount of $2.3 billion were written down to a fair value of $758.0 million resulting in a total impairment charge of $1.5 billion. Included in this balance are indefinite-lived intangible assets with fair value of $364.5 million and $674.2 million that were reclassified to definite-lived assets at April 3, 2016 and October 2, 2016, respectively.

There were no transfers among Level 1, 2, and 3 during the three months ended April 1, 2017 or the year ended December 31, 2016. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 7 for information on our investment securities. See Note 8 for a discussion of derivatives.

Foreign currency forward contracts

The fair value of foreign currency forward contracts is determined using a market approach, which utilizes values for comparable derivative instruments.

Perrigo Company plc - Item 1
Note 6

Funds Associated with Israel Severance Liability

Israeli labor laws and agreements require us to pay benefits to employees dismissed or retiring under certain circumstances. Severance pay is calculated on the basis of the most recent employee salary levels and the length of employee service. Our Israeli subsidiaries also provide retirement bonuses to certain managerial employees. We make regular deposits to retirement funds and purchase insurance policies to partially fund these liabilities. The funds are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves, that are observable at commonly quoted intervals.

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

We accounted for the Tysabri® royalty stream as a financial asset and had elected to use the fair value option model. We made the election to account for the Tysabri® financial asset using the fair value option as we believed this method was most appropriate for an asset that did not have a par value, a stated interest stream, or a termination date. The financial asset acquired represented a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected probability weighted future cash flows to be generated by the royalty stream. The financial asset was classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including industry analyst estimates for global Tysabri® sales, probability weighted as to the timing and amount of future cash flows along with certain discount rate assumptions. Cash flow forecasts included the estimated effect and timing of future competition, considering patents in effect for Tysabri® through 2024 and contractual rights to receive cash flows into perpetuity. The discounted cash flows were based upon the expected royalty stream forecasted into perpetuity using a 20-year discrete period with a declining rate terminal value.

In the first quarter of 2016, a competitor's pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA. Breakthrough therapy designation is granted when a drug intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In June 2016, the FDA granted priority review with a target action date in December 2016. A priority review is a designation when the FDA will direct overall attention and resources to the evaluation of applications for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. The product was approved in the first quarter of 2017. The product is expected to compete with Tysabri®, and we expected it to have a significant negative impact on the Tysabri® royalty stream. Although the product has not launched, industry analysts believe that, based on released clinical study information, Ocrevus® will compete favorably against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form.

Given the new market information for Ocrevus®, using industry analyst estimates we reduced our first ten year growth forecasts from an average of growth of approximately 3.4% in the fourth calendar quarter of 2015 to an average decline of approximately minus 2.0% in the third and fourth calendar quarters of 2016. In November 2016, we announced we were evaluating strategic alternatives for the Tysabri® asset. As of December 31, 2016, the financial asset was adjusted based on the strategic review and sale process. These effects, combined with the change in discount rate each quarter, led to a reduction in fair value of $204.4 million, $910.8 million, $377.4 million and $1.1 billion in the first, second, third and fourth quarters of 2016, respectively.

Perrigo Company plc - Item 1
Note 6

On March 27, 2017, we announced the completed divestment of our Tysabri® royalty stream to Royalty Pharma for up to $2.85 billion, which consists of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended April 1, 2017. We elected the fair value option for the contingent milestone payments, and these were recorded at an estimated fair value of $184.5 million as of April 1, 2017. We elected to account for the Royalty Pharma contingent milestone payments using the fair value option as we believe that this will provide investors with the expected value we could potentially receive under the two contingent milestones receivable which would help them understand the potential future cash flows we might receive in future periods. We valued the contingent milestone payments using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma over time until payment of the contingent milestone payments is completed. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. We assumed volatility of 30.0% and a rate of return of 8.05% in the valuation of contingent milestone payments performed as of April 1, 2017. We will reassess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties.

In addition, included in our accounts receivable balance at December 31, 2016 was $84.4 million related to the Tysabri® royalty stream.

Interest Rate Swaps

The fair values of interest rate swaps are determined using a market approach, which utilizes values for comparable swap instruments.

Contingent Consideration

Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product. Purchases or additions for the three months ended April 2, 2016 included contingent consideration associated with one transaction. We reduced a contingent consideration liability associated with certain IPR&D assets, and recorded a corresponding gain of $16.5 million in the three months ended April 1, 2017. The liability decrease relates to a reduction of the probability of achievement assumptions and anticipated cash flows. Refer to Note 3 for additional information. This gain was offset by net realized losses of $2.1 million.

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Net realized (gains) losses in the table were recorded in Other (income) expense, net.

	Three Months Ended
	April 1, 2017	April 2, 2016
Contingent Consideration
Beginning balance	$69.9	$17.9
Net realized (gains) losses	(14.4)	0.3
Purchases or additions	—	29.5
Foreign currency effect	(0.1)	0.3
Settlements	(3.4)	—
Ending balance	$52.0	$48.0

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

Goodwill and Indefinite Lived Intangible Assets

We have seven reporting units for which we assess the goodwill for impairment. We utilize a comparable company market approach, weighted equally with a discounted cash flow analysis, to determine the fair value of the reporting units. We utilize either a relief from royalty method or a multi-period excess earnings method ("MPEEM") to value our indefinite-lived intangible assets. We use a consistent set of projected financial information for the goodwill and indefinite-lived asset impairment tests. The discounted cash flow analysis that we prepared for goodwill impairment testing purposes for the year ended December 31, 2016 included long-term growth rates ranging from 2.0% to 3.0%. We also utilized discount rates ranging from 7.0% to 14.5%, which were deemed to be commensurate with the required investment return and risk involved in realizing the projected free cash flows of each reporting unit. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows of each reporting unit, and applied the tax rates that were applicable to the jurisdictions represented within each reporting unit. We recorded Impairment charges on the Condensed Consolidated Statements of Operations related to Goodwill and indefinite lived intangible assets of $130.5 million and $273.4 million, respectively, for the three months ended April 2, 2016. See Note 3 for additional detail on impaired goodwill and indefinite-lived intangible assets.

Definite Lived Intangible Assets

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

Fixed Rate Long-term Debt

As of April 1, 2017 and December 31, 2016, our fixed rate long-term debt consisted of public bonds, a private placement notes, and retail bonds. As of April 1, 2017, the public bonds and private placement note had a carrying value and a fair value of $4.6 billion, based on quoted market prices (Level 1). As of December 31, 2016, the public bonds and private placement notes had a carrying value and fair value of $4.6 billion, based on quoted market prices (Level 1). As of April 1, 2017, our retail bonds and private placement notes had a carrying value of $783.2 million (excluding a premium of $43.4 million) and a fair value of $833.0 million. As of December 31, 2016, our retail bonds and private placement notes had a carrying value of $773.1 million (excluding a premium of $49.8

Perrigo Company plc - Item 1
Note 6

million) and a fair value of $825.0 million. The fair value of our retail bonds for both periods was based on interest rates offered for borrowings of a similar nature and remaining maturities (Level 2).

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

NOTE 7 – INVESTMENTS

Available for Sale Securities

Our available for sale securities are reported in Prepaid expenses and other current assets. Unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	April 1, 2017	December 31, 2016
Equity securities, at cost less impairments	$15.5	$16.5
Gross unrealized gains	7.3	21.7
Estimated fair value of equity securities	$22.8	$38.2

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. During the year ended December 31, 2016, we recorded an impairment charge of $1.8 million, related to other-than-temporary impairments of marketable equity securities due to prolonged losses incurred on each of the investments.

During the three months ended April 1, 2017 and the year ended December 31, 2016, we sold a number of our investment securities and recorded gains of $1.6 million and $1.0 million, respectively. The gains were reclassified out of Accumulated Other Comprehensive Income (loss) ("AOCI") and into earnings.

Cost Method Investments

Our cost method investments totaled $6.9 million at April 1, 2017, and December 31, 2016, and are included in Other non-current assets.

Equity Method Investments

Our equity method investments totaled $4.8 million and $4.6 million at April 1, 2017 and December 31, 2016, respectively, and are included in Other non-current assets. We recorded a net gain of $0.1 million and a net loss of $2.4 million during the three months ended April 1, 2017 and April 2, 2016, respectively, for our proportionate share of the equity method investment earnings or losses. The gains and losses were recorded in Other expense, net.

During the three months ended April 2, 2016, one of our equity method investments became publicly traded. As a result, we transferred the $15.5 million investment to available for sale and recorded an $8.7 million unrealized gain, net of tax in Other Comprehensive Income ("OCI").

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

Perrigo Company plc - Item 1
Note 8

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

     All of our designated derivatives were classified as cash flow hedges as of April 1, 2017 and December 31, 2016. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings. All of our designated derivatives are assessed for hedge effectiveness quarterly.

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

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 18 months. The total notional amount for these contracts was $469.3 million and $533.5 million as of April 1, 2017 and December 31, 2016, respectively.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects and are presented in millions.

Perrigo Company plc - Item 1
Note 8

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		April 1, 2017	December 31, 2016
Designated derivatives:
Foreign currency forward contracts	Other current assets	$3.0	$3.1
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$3.5	$0.7

	Liability Derivatives
	Balance Sheet Location	Fair Value
		April 1, 2017	December 31, 2016
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.9	$3.0
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.6	$2.0

The gains (losses) recorded in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended
Designated Cash Flow Hedges	April 1, 2017	April 2, 2016
Interest rate swap agreements	$—	$(9.0)
Foreign currency forward contracts	2.5	1.6
Total	$2.5	$(7.4)

The gains (losses) reclassified from AOCI into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI to Income (Effective Portion)
		Three Months Ended
Designated Cash Flow Hedges	Income Statement Location	April 1, 2017	April 2, 2016
Interest rate swap agreements	Interest expense, net	$(0.6)	$(0.5)
Foreign currency forward contracts	Net sales	0.2	0.5
	Cost of sales	0.7	0.3
	Interest expense, net	(0.6)	(0.4)
	Other (income) expense, net	(0.5)	0.2
Total		$(0.8)	$0.1

Perrigo Company plc - Item 1
Note 8

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized in Income (Ineffective Portion)
		Three Months Ended
Designated Cash Flow Hedges	Income Statement Location	April 1, 2017	April 2, 2016
Interest rate swap agreements	Other (income) expense, net	$—	$(0.1)
Foreign currency forward contracts	Net sales	—	(0.1)
	Cost of sales	—	0.1
	Other (income) expense, net	0.9	—
Total		$0.9	$(0.1)

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
		Three Months Ended
Non-Designated Derivatives	Income Statement Location	April 1, 2017	April 2, 2016
Foreign currency forward contracts	Other (income) expense, net	$(8.9)	$(6.9)
	Interest expense, net	(0.4)	0.1
Total		$(9.3)	$(6.8)

NOTE 9 – ASSETS HELD FOR SALE

During the six months ended December 31, 2015, management committed to a plan to sell our India Active Pharmaceutical Ingredients ("API") businesses. As a result, the net assets attributable to the business were classified as held-for-sale beginning at December 31, 2015. As described in Note 18, we completed the sale of our India API business on April 6, 2017.

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

During the three months ended October 1, 2016, management committed to a plan to sell certain fixed assets associated with our Animal Health pet treats plant. Such assets were classified as held-for-sale beginning at October 1, 2016. As described in Note 2, on February 1, 2017, we completed the sale of the Animal Health pet treats plant fixed assets.

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

Perrigo Company plc - Item 1
Note 9

The assets held-for-sale were reported within Prepaid expenses and other current assets and liabilities held-for-sale were reported in Accrued liabilities. The amounts consisted of the following (in millions):

	April 1, 2017		December 31, 2016
	CHCA	Other	CHCA	Other
Assets held for sale
Current assets	$—	$4.2	$—	$5.1
Goodwill	—	5.5	—	5.5
Property, plant and equipment	2.7	33.0	13.5	33.2
Other assets	—	3.2	—	3.8
Less: impairment reserves	—	(34.5)	(3.7)	(35.3)
Total assets held for sale	$2.7	$11.4	$9.8	$12.3
Liabilities held for sale
Current liabilities	$0.1	$1.0	$0.1	$1.9
Other liabilities	—	2.0	—	1.9
Total liabilities held for sale	$0.1	$3.0	$0.1	$3.8

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

				April 1, 2017	December 31, 2016
Term loans
*	2014 Term loan due December 5, 2019			$412.9	$420.7
Notes and Bonds
	Coupon	Due
*	4.500%	May 23, 2017	(3)	191.8	189.3
*	5.125%	December 12, 2017	(3)	319.7	315.6
	2.300%	November 8, 2018	(2)(5)	600.0	600.0
*	5.000%	May 23, 2019	(3)	127.9	126.2
	3.500%	March 15, 2021	(4)	500.0	500.0
	3.500%	December 15, 2021	(1)	500.0	500.0
*	5.105%	July 19, 2023	(3)	143.8	142.0
	4.000%	November 15, 2023	(2)	800.0	800.0
	3.900%	December 15, 2024	(1)	700.0	700.0
	4.375%	March 15, 2026	(4)	700.0	700.0
	5.300%	November 15, 2043	(2)	400.0	400.0
	4.900%	December 15, 2044	(1)	400.0	400.0
	Total notes and bonds			5,383.2	5,373.1
Other financing				3.1	3.6
Unamortized premium (discount), net				27.1	33.0
Deferred financing fees				(32.0)	(33.1)
Total borrowings outstanding				5,794.3	5,797.3
	Current indebtedness			(1,175.4)	(572.8)
Total long-term debt less current portion				$4,618.9	$5,224.5

(1)	Discussed below collectively as the "2014 Notes."

(2)	Discussed below collectively as the "2013 Notes."

(3)	Debt assumed from Omega.

(4)	Discussed below collectively as the "2016 Notes."

(5)	Inclusive of $600.0 million, in aggregate principal amount of 2.300% 2018 Notes, which were repaid May 8, 2017.

*	Debt denominated in Euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Perrigo Company plc - Item 1
Note 10

We entered into amendments to the 2014 Revolver and the 2014 Term Loan providing for additional time to deliver certain financial statements, as well as the modification of certain financial and other covenants. We entered into additional amendments to the 2014 Revolver and the 2014 Term Loan to modify provisions of such agreements necessary as a result of the correction in accounting related to the Tysabri® royalty stream, as well as waivers of any default or event of default that may arise from any restatement of or deficiencies in our financial statements for the periods specified in such amendments and waivers. No default or event of default existed prior to entering into these amendments and waivers. We are in compliance with all covenants under the 2014 Revolver and the 2014 Term Loan as of the date of this Quarterly Report on Form 10-Q.

As a result of the filing of this Quarterly Report on Form 10-Q, as of the filing date we are in compliance with all covenants, including the financial statement delivery obligations, under the 2013 Indenture and 2014 Indenture.

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

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below under "2016 Notes" to repay the $435.0 million then outstanding under the 2014 Revolver. There were no borrowings outstanding under the 2014 Revolver as of April 1, 2017.

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019, and we entered into a $300.0 million term loan tranche maturing December 18, 2015, which we repaid in full on June 25, 2015. During the three months ended April 1, 2017, we made $13.3 million in scheduled principal payments on the euro-denominated term loan.

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

Perrigo Company plc - Item 1
Note 10

€120.0 million ($130.7 million) in aggregate principal amount of 5.000% retail bonds due 2019 (collectively, the "Retail Bonds").

The fair value of the 2023 Notes and Retail Bonds exceeded par value by €93.6 million ($101.9 million) on the date of the Omega acquisition. As a result, a fair value adjustment was recorded as part of the carrying value of the underlying debt and is being amortized as a reduction of interest expense over the remaining term of the respective debt instruments. The adjustment does not affect cash interest payments.

On May 23, 2017, we repaid the €180.0 million ($196.0 million) 4.500% retail bonds. Refer to Note 18 for additional detail.

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

2013 Notes

On November 8, 2013, Perrigo Company issued $500.0 million aggregate principal amount of its 1.300% senior notes due 2016 (the "1.300% 2016 Notes"), $600.0 million aggregate principal amount of its 2.300% senior notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.000% senior notes due 2023 (the "4.000% 2023 Notes") and $400.0 million aggregate principal amount of its 5.300% senior notes due 2043 (the "2043 Notes" and, together with the 1.300% 2016 Notes, the 2018 Notes and the 4.000% 2023 Notes, the "2013 Notes") in a private placement with registration rights. We received net proceeds of $2.3 billion from the issuance of the 2013 Notes after fees and market discount. On September 29, 2016, we repaid all $500.0 million of the 1.300% 2016 Notes outstanding. On May 8, 2017, we redeemed all of the 2018 Notes. Refer to Note 18 for additional detail.

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

Other Financing

Overdraft Facilities

We may use overdraft facilities to increase the efficiency of our cash utilization and to meet our short-term liquidity needs. We report any balances outstanding in the above table under "Other Financing." We repaid the balances outstanding under our overdraft facilities during the year ended December 31, 2016, but retain the ability to use the facilities in our day-to-day cash operations. There were no balances outstanding under the facilities at April 1, 2017 and December 31, 2016.

Perrigo Company plc - Item 1
Note 11

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Numerator:
Net income (loss)	$71.6	$(529.2)

Denominator:
Weighted average shares outstanding for basic EPS	143.4	143.2
Dilutive effect of share-based awards*	0.2	—
Weighted average shares outstanding for diluted EPS	143.6	143.2

Anti-dilutive share-based awards excluded from computation of diluted EPS*	1.0	—

* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Shares

We issued shares related to the exercise and vesting of share-based compensation as follows:

Three Months Ended
April 1, 2017	April 2, 2016
14,400	79,000

Share Repurchases

On October 22, 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion, of which $1.5 billion is still available to be repurchased through December 31, 2018. We did not repurchase any shares under the share repurchase plan during the three months ended April 1, 2017.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2016	$(67.9)	$(19.5)	$15.1	$(9.5)	$(81.8)
OCI before reclassifications	65.4	1.5	(13.0)	(0.1)	53.8
Amounts reclassified from AOCI	—	0.1	1.6	—	1.7
Other comprehensive income (loss)	65.4	1.6	(11.4)	(0.1)	55.5
Balance at April 1, 2017	$(2.5)	$(17.9)	$3.7	$(9.6)	$(26.3)

Perrigo Company plc - Item 1
Note 13

NOTE 13 – INCOME TAXES

The effective tax rate for the three months ended April 1, 2017 was 25.3% on net income reported in the period compared to 8.0% on a net loss for the three months ended April 2, 2016. The tax rate for the three months ended April 2, 2016 was impacted by the effects of the jurisdictional mix of income estimated in future periods used in the annual effective tax rate computation. The result of net income in jurisdictions with lower tax rates in future periods creates an estimated annual effective tax benefit compared to estimated annual net income, thereby creating a negative tax rate.

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

The total liability for uncertain tax positions was $407.8 million and $398.0 million as of April 1, 2017 and December 31, 2016, respectively, before considering the federal tax benefit of certain state and local items.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $67.1 million and $63.5 million as of April 1, 2017 and December 31, 2016, respectively.

We file income tax returns in numerous jurisdictions and are therefore subject to audits by tax authorities. Our primary income tax jurisdictions are Ireland, the United States, Israel, Belgium, France, and the U.K.

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

The IRS issued a statutory notice of deficiency on April 20, 2017 for the IRS audits of our fiscal years ended June 25, 2011 and June 30, 2012. While we agreed to certain adjustments with respect to these years in October 2016 and made minimal associated payments, the statutory notice of deficiency asserted various additional adjustments, including transfer pricing adjustments. The statutory notice of deficiency for fiscal years 2011 and 2012 asserted an incremental tax obligation of approximately $74.2 million, inclusive of interest and penalties. We disagree with the IRS's positions asserted in this notice. In anticipation of contesting the IRS's adjustments, in May 2017 we paid the incremental tax obligation (a prerequisite to contesting the proposed adjustments in U.S. District Court) and expect to file an administrative request for a refund. The payment will be recorded in the second quarter

Perrigo Company plc - Item 1
Note 13

of the year ending December 31, 2017 as a deferred charge on the balance sheet given our anticipated action to recover this amount.

We received notices of proposed adjustments on December 22, 2016 for the IRS audit of Athena Neurosciences, Inc., a subsidiary of Elan Corporation plc, which Perrigo acquired in December 2013, for the years ended December 31, 2011 and December 31, 2012. We disagree with the IRS’s positions asserted in the notices of proposed adjustments and intend to contest them. Additionally, examination of transfer pricing positions is ongoing.

Unfavorable resolutions of the audit matters discussed above could have a material impact on our consolidated financial statements in future periods.

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Israel and Belgium. The IRS notified us in January 2017, that it will be auditing our fiscal years ended June 29, 2013 and June 28, 2014. The Israel Tax Authority is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014. In the fourth quarter of the year ended December 31, 2016, the Belgium Tax Authority proposed minimal adjustments for the years ending December 31, 2013 and December 31, 2014.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably be estimated as of April 1, 2017, we have not recorded a loss reserve. If certain of these matters are determined against the Company, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits

Perrigo has been named as a co-defendant with other manufacturers in a number of cases alleging that we and other manufacturers of the same product engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as June 2013. The products in question are Clobetasol, Desonide, and Econazole and one complaint involving Levothyroxine, a product that Perrigo neither made nor sold. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

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

Perrigo Company plc - Item 1
Note 14

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

Perrigo Company plc - Item 1
Note 14

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

Claim Arising from the Omega Acquisition

On December 16, 2016, Perrigo and Perrigo Ireland 2 brought an arbitral claim ("Claim") against Alychlo NV (Alychlo) and Holdco I BE NV ("Holdco") (together the Sellers) in accordance with clause 26.2 of the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of the Belgian Centre for Arbitration and Mediation ("CEPANI"). Perrigo’s Claim relates to the accuracy and completeness of information about Omega Pharma Invest N.V. provided by the Sellers as part of the sale process, the withholding of information by the Sellers during that process and breaches of Sellers’ warranties. Perrigo is seeking monetary damages from the Sellers. The Sellers served their respective responses to the Claim on February 20, 2017. In its response, Alychlo has asserted a counterclaim for monetary damages contending that Perrigo breached the duty of good faith in performing the SPA. There can be no assurance that Perrigo’s Claim will be successful, and Sellers deny liability for the Claim. Perrigo denies that Alychlo is entitled to any relief (including monetary relief) under the counterclaim. The arbitration proceedings are confidential as required by the SPA and the rules of the CEPANI.

NOTE 15 – COLLABORATION AGREEMENTS AND OTHER CONTRACTUAL ARRANGEMENTS

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

During the year ended December 31, 2016, we added three additional products to the May 15, 2015 development agreement that are subject to similar buy-back terms if the products are approved by the FDA. We did not receive any consideration from the clinical stage development company, nor do we expect to incur any expense related to the development of the additional products. The estimated purchase price for these additional products, based on the initial development budget, is approximately $126.0 million. If development costs exceed the initial budgeted amounts, the purchase price will increase, but will not exceed approximately $174.0 million. If the products are approved by the FDA and we purchase the products, we estimate that one of the acquisitions will occur in 2019 and two of the acquisitions will occur in 2021. There can be no assurance that any such products will be approved by the FDA on the anticipated schedule or at all.

On May 1, 2015, we entered into an agreement with a clinical stage biotechnology company for the development of two specialty pharmaceutical products. We paid $18.0 million for an option to acquire the two products, which we reported in research and development expense. On March 1, 2016, we exercised the purchase option to acquire both products. We will make additional payments if we obtain regulatory approval and achieve certain sales milestones, and these contingent milestone payments could total $30.0 million in aggregate.  We will also be obligated to make certain royalty payments over periods ranging from seven to ten years from the launch of each product. Refer to the Development-Stage Rx Products acquisition in Note 2 for additional information regarding the acquisition. In addition, during the three months ended April 1, 2017, we recorded an impairment of these assets and a corresponding reduction in the liability for the contingent milestone payments, which are further discussed in Notes 3 and 6, respectively.”

Perrigo Company plc - Item 1
Note 16

NOTE 16 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies, typically in connection with business acquisitions. The following reflects our restructuring activity (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Beginning balance	$19.7	$20.7
Additional charges	38.7	5.4
Payments	(7.1)	(18.2)
Non-cash adjustments	0.2	5.1
Ending balance	$51.5	$13.0

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges incurred during the three months ended April 1, 2017 were primarily associated with actions we took to streamline our organization as announced on February 21, 2017. During the three months ended April 1, 2017, $38.7 million of restructuring expenses were recorded. Of this amount, $23.7 million was recorded in our CHCA segment. There were no other material restructuring programs that significantly impacted any other reportable segment. All charges are recorded in Restructuring expense. The remaining $46.9 million liability for employee severance benefits is expected to be paid within the next year, while the remaining $4.6 million liability for lease exit costs is expected to be incurred over the remaining terms of the applicable leases.

NOTE 17 – SEGMENT INFORMATION

Effective January 1, 2017, in addition to the segment change in the fourth quarter of 2016, we implemented certain changes to our reporting segments following the sale of the Tysabri® royalty stream. As a result, beginning in the first quarter of fiscal year 2017, our reporting segments consist of CHCA, CHCI, RX and Other.

Our reporting segments are as follows:

•	CHCA, comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract, infant formula and animal health categories).

•
CHCI, comprises our legacy Branded Consumer Healthcare segment and now includes our consumer focused businesses in the U.K., Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	RX, comprises our U.S. Prescription Pharmaceuticals business.

We also have an Other reporting segment that consists of our API business, which does not meet the quantitative threshold required to be a separately reportable segment. Our segments reflect the way in which our chief operating decision maker reviews our operating results and allocates resources.

Perrigo Company plc - Item 1
Note 17

The below tables show select financial measures by reporting segment (in millions):

Total Assets	April 1, 2017	December 31, 2016
CHCA	$6,295.7	$3,351.3
CHCI	4,796.9	4,795.2
RX	2,685.4	2,646.4
Specialty Sciences	—	2,775.8
Other	201.4	301.4
Total	$13,979.4	$13,870.1

	Three Months Ended
	April 1, 2017			April 2, 2016
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHCA	$582.8	$75.0	$17.1	$639.1	$100.6	$18.1
CHCI	374.9	0.2	45.7	439.4	(396.4)	41.2
RX	217.4	88.2	22.3	248.2	91.4	25.5
Specialty Sciences	—	—	—	—	(1.4)	—
Other	18.9	5.7	0.4	20.6	5.5	0.5
Unallocated	—	(40.6)	—	—	(31.3)	—
Total	$1,194.0	$128.5	$85.5	$1,347.3	$(231.6)	$85.3

NOTE 18 – SUBSEQUENT EVENTS

On April 6, 2017, we announced the completed divestment of our India API business to Strides Shasun Limited. Total cash received was $22.2 million. The sale is not expected to have a material impact on our operations nor will the transaction result in a significant gain or loss when recorded in the second quarter of 2017.

On April 7, 2017, we issued a notice of redemption to redeem all of the $600.0 million in aggregate principal amount of the outstanding 2018 Notes. On May 8, 2017, using proceeds from the sale of the Tysabri® royalty stream, we redeemed all of the 2018 Notes.

On May 23, 2017, we repaid the €180.0 million ($196.0 million) 4.500% retail bonds with cash from operations.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q and our Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2016 Form 10-K.

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

We are a leading global healthcare company, who delivers value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have

Perrigo Company plc - Item 2
Executive Overview

built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We are the world's largest manufacturer of over-the-counter (“OTC”) healthcare products and supplier of infant formulas for the store brand market. We also are a leading provider of branded OTC products throughout Europe and the U.S., as well as a leading producer of generic standard topical products such as creams, lotions, gels, as well as inhalants and injections ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

Effective January 1, 2017, in addition to the segment change in the fourth quarter of 2016, we implemented certain changes to our reporting segments following the sale of the Tysabri® royalty stream. As a result, beginning in the first quarter of fiscal year 2017, our reporting segments consist of CHCA, CHCI, RX and Other.

             Our reporting segments are as follows:

•	Consumer Healthcare Americas ("CHCA"), comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract, infant formula and animal health categories).

•
Consumer Healthcare International ("CHCI"), comprises our legacy Branded Consumer Healthcare segment and now includes our consumer focused businesses in the U.K., Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	Prescription Pharmaceuticals ("RX"), comprises our U.S. Prescription Pharmaceuticals business.

We also have an "Other" reporting segment which comprises our legacy Active Pharmaceutical Ingredients ("API") business, which does not meet the quantitative threshold required to be a separately reportable segment. For results by segment, see "Segment Results" below and Item 1. Note 18.

2017 Year-to-Date Highlights

•	On February 27, 2017, we announced we were exploring strategic alternatives for our Israel API operations.

•
On March 27, 2017, we announced the completed divestment of our Tysabri® royalty stream, effective January 1, 2017, to Royalty Pharma for up to $2.85 billion, which consists of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments to us if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we derecognized the Tysabri® financial asset and recorded a $17.1 million gain.

•
On April 6, 2017, we completed the divestment of our India API business to Strides Shasun Limited. As of December 31, 2016, the net assets of our India API business were classified as "held for sale" as discussed in Item 1. Note 9. The sale is not expected to have a material impact on our operations or result in a significant gain or (loss) when recorded in the second quarter of 2017.

•
On April 7, 2017, we issued a notice of redemption to redeem all of the $600.0 million in aggregate principal amount of the outstanding 2.300% senior notes due November 8, 2018 (the “2.300% 2018 Notes”). On May 8, 2017, using proceeds from the sale of the Tysabri® royalty stream, we redeemed all of the 2.300% 2018 Notes.

•	On May 23, 2017, we repaid the €180.0 million ($196.0 million) 4.500% retail bonds with cash from operations.

Perrigo Company plc - Item 2
Consolidated

RESULTS OF OPERATIONS

CONSOLIDATED

Recent Trends and Developments

•	As discussed above under 2017 Year-to-Date Highlights, on March 27, 2017, we announced the completed divestment of our Tysabri® royalty stream to Royalty Pharma.

•
We continue to experience a significant reduction in pricing expectations from historical levels in our RX segment due to industry and competitive pressures. This softness in pricing is attributed to various factors, including increased focus from customers to capture supply chain productivity savings, low raw material commodity pricing, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact the segment for the foreseeable future, and we are forecasting a 9% - 11% pricing decline in this segment for year ending December 31, 2017.

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

In connection with this plan, we estimate that we will recognize total pre-tax restructuring charges of approximately $55.0 million to $65.0 million, consisting of one-time termination benefits, severance arrangements, and other termination costs. We expect to incur the majority of the remaining charges in 2017, with the remaining balance to be recognized during the first quarter of the year ending December 31, 2018.

Our cost optimization strategy is expected to yield approximately $130.0 million in savings per annum by mid-2018. This is in addition to the savings that our supply chain organization continues to generate for both our North American and International segments.

Consolidated Results

	Three Months Ended
($ in millions)	April 2, 2016	April 1, 2017
Net sales	$1,347.3	$1,194.0
Gross profit	$533.1	$464.4
Gross profit %	39.6%	38.9%
Operating expenses	$764.7	$335.9
Operating expenses %	56.8%	28.1%
Operating income (loss)	$(231.6)	$128.5
Operating income (loss) %	(17.2)%	10.8%
Tysabri® royalty stream	$204.4	$(17.1)
Interest and other, net	$54.1	$49.8
Income tax expense	$39.1	$24.2
Net income (loss)	$(529.2)	$71.6

Perrigo Company plc - Item 2
Consolidated

The decrease in consolidated net sales for the three months ended April 1, 2017 as compared to the prior year period was due to lower sales in the CHCA segment as a result of the sale of the VMS business in August 2016, lower sales in the CHCI segment due to the exit of certain distribution businesses, and lower sales in the RX segment driven by lower net sales of Entocort®. Consolidated operating income for the three months ended April 1, 2017 increased due primarily to the absence of asset impairment charges in the amount of $403.9 million taken in the prior year along with current year Abbreviated New Drug Application ("ANDA") sales within the RX segment, offset partially by restructuring charges discussed above. Further details and analysis of our financial results for the three months ended April 1, 2017 and April 2, 2016 are provided below by reporting segment and line item.

CONSUMER HEALTHCARE AMERICAS

Recent Trends and Developments

•
We have experienced a reduction in pricing expectations within our CHCA segment, primarily in the cough/cold, animal health, and analgesics categories due to various factors, including increased focus from customers to capture supply chain productivity savings and competition in specific product categories. We expect this pricing environment to continue to impact our CHCA segment for the foreseeable future.

•	We completed the sale of the Animal Health pet treats plant fixed assets on February 1, 2017 and received $7.7 million in proceeds.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	April 2, 2016	April 1, 2017
Net sales	$639.1	$582.8
Gross profit	$196.0	$188.4
Gross profit %	30.7%	32.3%
Operating income	$100.6	$75.0
Operating income %	15.7%	12.9%

Perrigo Company plc - Item 2
CHCA

Three Months Ended April 1, 2017 vs. Three Months Ended April 2, 2016

Net sales decreased $56.3 million, or 9%, over the prior year period due to:

•	New product sales of $25.3 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®) and nicotine replacement gum products; more than offset by

•	Lower year-over-year sales of $47.1 million attributable to the U.S. VMS business, which was sold in August 2016;

•	A net decrease in sales of existing products of $27.7 million due to:

•	Strong sales in our cough/cold category and contract business; more than offset by

•	Pricing pressures and lower volumes in the antacid and Animal Health categories;

•	Lower volumes in the nicotine replacement and supply constraints in our infant nutrition category;

•	Discontinued products of $5.0 million; and

•	Unfavorable foreign currency movement of $2.0 million.

Operating income decreased $25.6 million, or 25%, as a result of:

•	A decrease of $7.6 million in gross profit due to:

•	Sale of the U.S. VMS business; offset partially by

•	Margin contributions from new products and strong performance in the cough/cold category; and

•	Continued manufacturing and supply chain efficiencies.

•	An increase of $18.0 million in operating expenses due to:

•	Increased restructuring expenses of $22.2 million related primarily to cost reduction initiatives; offset by

•	Decreased research and development investments of $2.4 million due to timing of clinical trials; and

•	Decreased selling and administrative expenses of $1.9 million.

CONSUMER HEALTHCARE INTERNATIONAL

Recent Trends and Developments

•	As part of our strategic initiatives, management continues to drive improvements and evaluate the overall cost structures within our CHCI segment in the following ways:

•
On December 8, 2016, we announced the cancellation of the unprofitable EuroGenerics NV distribution agreement in Belgium. The cancellation, combined with the exit of certain OTC distribution agreements, is expected to reduce net sales by approximately $220.0 million in 2017.

•
We continue to make progress on our previously announced restructuring plans to right-size the Omega business due to the impact of market dynamics on sales volumes. Management continues to evaluate the overall cost structure relative to current and expected market dynamics. As of April 1, 2017, we recognized $2.9 million of restructuring expense in the CHCI segment.

•	Management continues to evaluate the most effective business model for each country and has announced strategic evaluations for Russia and Argentina.

•	The combination of these actions are expected to improve the segment's focus on higher value OTC products, reduce selling costs and improve operating margins in the segment.

Perrigo Company plc - Item 2
CHCI

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	April 2, 2016	April 1, 2017
Net sales	$439.4	$374.9
Gross profit	$199.3	$169.5
Gross profit %	45.4%	45.2%
Operating income (loss)	$(396.4)	$0.2
Operating income (loss) %	(90.2)%	0.1%

Three Months Ended April 1, 2017 vs. Three Months Ended April 2, 2016

Net sales decreased $64.5 million, or 15%, over the prior year period due to:

•	New product sales of $19.6 million; more than offset by

•	The cancellation of unprofitable distribution contracts with a year-over-year impact of $38.2 million;

•	Unfavorable foreign currency movement of $20.4 million;

•	Decreased sales volumes of existing products totaling $18.8 million due primarily to lower sales in Germany and Belgium; and

•	Discontinued products of $8.4 million.

Operating income increased $396.6 million, as a result of:

•	A decrease of $29.8 million in gross profit due to:

•	Weaker performance in Germany and Belgium; and

•	Unfavorable foreign currency effect; more than offset by

•	A decrease of $426.4 million in operating expenses primarily due to:

•	The absence of an intangible asset and goodwill impairment charges totaling $403.9 million recorded in the prior year period, refer to Item 1. Note 3 for additional information; and

•	A decrease of advertising and promotional spending of $12.2 million due to previously announced strategic initiatives to better align promotional investments with sales.

Perrigo Company plc - Item 2
RX

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We continue to experience a significant reduction in pricing expectations from historical levels in our RX segment due to industry and competitive pressures. This softness in pricing is attributed to various factors, including increased focus from customers to capture supply chain productivity savings, low raw material commodity pricing, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact the segment for the foreseeable future and we are forecasting a 9% - 11% pricing decline in this segment for year ending December 31, 2017.

•
On November 10, 2016, we announced that as part of our portfolio review process we are conducting a comprehensive internal evaluation of the RX segment's market position, growth opportunities, and interdependencies with our manufacturing and shared service operations to determine if strategic alternatives should be explored.

•
During the three months ended December 31, 2016, the U.S. market for our Entocort® (Budesonide) capsules, including both brand and authorized generic capsules, experienced significant and unexpected increased competition, reducing our future revenue stream. We expect our 2017 net sales to be negatively effected by approximately $72.0 million.

•	During the three months ended April 1, 2017, we sold various ANDAs for $21.8 million.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	April 2, 2016	April 1, 2017
Net sales	$248.2	$217.4
Gross profit	$127.9	$96.3
Gross profit %	51.5%	44.3%
Operating income	$91.4	$88.2
Operating income %	36.8%	40.5%
Three Months Ended April 1, 2017 vs. Three Months Ended April 2, 2016

Net sales decreased $30.8 million, or 12%, due to:

•	New product sales of $16.5 million due primarily to Benzoyl Peroxide 5%-Clindamycin 1% gel (a generic version of Benzaclin™); more than offset by

•	Lower Entocort® sales of $25.2 million; and

•	Decreased sales of other existing products of $22.0 million due primarily to price erosion compared to the prior year.

Segment operating income decreased $3.2 million, or 4%, as a result of:

•	A decrease of $31.6 million in gross profit due primarily to the pricing pressure and lower Entocort® sales noted above; offset partially by

Perrigo Company plc - Item 2
RX

•
A decrease of $28.4 million in operating expenses due primarily to sales of certain ANDAs for $21.8 million partially offset by $5.6 million of restructuring expenses related to the specialty pharma sales force.

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

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	April 2, 2016	April 1, 2017
Net sales	$20.6	$18.9
Gross profit	$9.9	$10.2
Gross profit %	47.9%	54.0%
Operating income	$5.5	$5.7
Operating income %	26.3%	30.1%
Three Months Ended April 1, 2017 vs. Three Months Ended April 2, 2016

Net sales decreased $1.7 million due primarily to increased competition on certain products. Operating income increased $0.2 million, driven by increased margin due to favorable product mix.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended
April 2, 2016	April 1, 2017
$31.3	$40.6

The increase in unallocated expenses was due to an increase of $13.3 million administrative expenses driven by legal and other professional fees and $5.6 million of restructuring expenses related to our cost reduction initiatives partially offset by a decrease in share-based compensation expenses of $9.6 million driven by the departure of certain executives. Effective January 1, 2017, due to the sale of the Tysabri® financial asset, all legal expenses associated with the former Specialty Sciences segment were moved to unallocated expenses.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Interest, Other and Tysabri® Royalty Stream (Consolidated)

	Three Months Ended
($ in millions)	April 2, 2016	April 1, 2017
Tysabri® royalty stream	$204.4	$(17.1)
Interest expense, net	$51.2	$53.3
Other (income) expense, net	$2.5	$(3.5)
Loss on extinguishment of debt	$0.4	$—

Tysabri® Royalty Stream

We accounted for the Tysabri® royalty stream as a financial asset and had elected to use the fair value option model. We made the election to account for the Tysabri® financial asset using the fair value option as we believed this method was most appropriate for an asset that did not have a par value, a stated interest stream, or a termination date. The financial asset acquired represented a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected probability weighted future cash flows to be generated by the royalty stream. The financial asset was classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including industry analyst estimates for global Tysabri® sales, probability weighted as to the timing and amount of future cash flows along with certain discount rate assumptions. Cash flow forecasts included the estimated effect and timing of future competition, considering patents in effect for Tysabri® through 2024 and contractual rights to receive cash flows into perpetuity. The discounted cash flows were based upon the expected royalty stream forecasted into perpetuity using a 20-year discrete period with a declining rate terminal value.

In the first quarter of 2016, a competitor's pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA. Breakthrough therapy designation is granted when a drug intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In June 2016, the FDA granted priority review with a target action date in December 2016. A priority review is a designation when the FDA will direct overall attention and resources to the evaluation of applications for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. The product was approved in the first quarter of 2017. The product is expected to compete with Tysabri®, and we expected it to have a significant negative impact on the Tysabri® royalty stream. Although the product has not launched, industry analysts believe that, based on released clinical study information, Ocrevus® will compete favorably against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form.

Given the new market information for Ocrevus®, using industry analyst estimates we reduced our first ten year growth forecasts from an average of growth of approximately 3.4% in the fourth calendar quarter of 2015 to an average decline of approximately minus 2.0% in the third and fourth calendar quarters of 2016. In November 2016, we announced we were evaluating strategic alternatives for the Tysabri® asset. As of December 31, 2016, the financial asset was adjusted based on the strategic review and sale process. These effects, combined with the change in discount rate each quarter, led to a reduction in fair value of $204.4 million, $910.8 million, $377.4 million and $1.1 billion in the first, second, third and fourth quarters of 2016, respectively.

On March 27, 2017, we announced the completed divestment of our Tysabri® royalty stream to Royalty Pharma for up to $2.85 billion, which consists of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended April 1, 2017. We elected the fair value option for the contingent milestone payments, and these were recorded at an estimated fair value of $184.5 million as of April 1, 2017. We elected to account for the Royalty Pharma contingent milestone payments using the fair value option as we believe that this will provide investors with the expected value we could potentially receive under the two contingent milestones receivable which would help them understand the potential future cash

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

flows we might receive in future periods. We valued the contingent milestone payments using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma over time until payment of the contingent milestone payments is completed. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. We assumed volatility of 30.0% and a rate of return of 8.05% in the valuation of contingent milestone payments performed as of April 1, 2017. We will reassess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. Refer to Item 1. Note 6 for additional information.

Interest Expense, Net

Interest expense, net remained relatively flat year over year. See the "Borrowings and Capital Resources" section below and Item 1. Note 10 for more information.

Other (Income) Expense, Net

Other (income) expense, net was $3.5 million of income during the three months ended April 1, 2017, compared to $2.5 million of expense for the three months ended April 2, 2016. The $6.0 million improvement was due primarily to $2.5 million of favorable changes in cash balances held in foreign currencies and a $2.4 million reduction in equity method losses.

Income Taxes (Consolidated)

The effective tax rate for the three months ended April 1, 2017 was 25.3% on net income reported in the period compared to 8.0% on a net loss for the three months ended April 2, 2016. The tax rate for the three months ended April 2, 2016 was impacted by the effects of the jurisdictional mix of income estimated in future periods used in the annual effective tax rate computation. The result of net income in jurisdictions with lower tax rates in future periods creates an estimated annual effective tax benefit compared to estimated annual net income, thereby creating a negative tax rate.

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

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

anticipated action to recover this amount. The IRS subsequently denied our request for a refund. We anticipate filing a complaint in U.S. district court claiming a refund of the paid amounts prior to August 2017.

The IRS issued a statutory notice of deficiency on April 20, 2017 for the IRS audits of our fiscal years ended June 25, 2011 and June 30, 2012. While we agreed to certain adjustments with respect to these years in October 2016 and made minimal associated payments, the statutory notice of deficiency asserted various additional adjustments, including transfer pricing adjustments. The statutory notice of deficiency for fiscal years 2011 and 2012 asserted an incremental tax obligation of approximately $74.2 million, inclusive of interest and penalties. We disagree with the IRS's positions asserted in this notice. In anticipation of contesting the IRS's adjustments, in May 2017 we paid the incremental tax obligation (a prerequisite to contesting the proposed adjustments in U.S. District Court) and expect to file an administrative request for a refund. The payment will be recorded in the second quarter of the year ending December 31, 2017 as a deferred charge on the balance sheet given our anticipated action to recover this amount.

We received notices of proposed adjustments on December 22, 2016 for the IRS audit of Athena Neurosciences, Inc., a subsidiary of Elan Corporation plc, which Perrigo acquired in December 2013, for the years ended December 31, 2011 and December 31, 2012. We disagree with the IRS’s positions asserted in the notices of proposed adjustments and intend to contest them. Additionally, examination of transfer pricing positions is ongoing.

Unfavorable resolutions of the audit matters discussed above could have a material impact on our consolidated financial statements in future periods.

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Israel and Belgium. The IRS notified us in January 2017, that it will be auditing our fiscal years ended June 29, 2013 and June 28, 2014. The Israel Tax Authority is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014. In the fourth quarter of the year ended December 31, 2016, the Belgium Tax Authority proposed minimal adjustments for the years ending December 31, 2013 and December 31, 2014.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to our existing credit facilities.

Consistent with our investment grade philosophy, we intend to pay down a portion of our outstanding indebtedness during 2017 using the proceeds from the sale of our Tysabri® royalty stream completed on March 27, 2017.

Operating Activities

	Three Months Ended
	April 2, 2016	April 1, 2017	Increase/(Decrease)
Cash Flows From (For) Operating Activities
Net income (loss)	$(529.2)	$71.6	$600.8
Non-cash adjustments	556.2	95.8	(460.4)
Subtotal	27.0	167.4	140.4

Increase (decrease) in cash due to:
Accounts receivable	17.3	50.1	32.8
Inventories	4.4	0.5	(3.9)
Accounts payable	(3.2)	2.5	5.7
Payroll and related taxes	(37.4)	(10.1)	27.3
Accrued customer programs	(81.7)	(32.7)	49.0
Accrued liabilities	(12.8)	2.3	15.1
Accrued income taxes	185.7	41.4	(144.3)
Other	(0.8)	(26.9)	(26.1)
Subtotal	$71.5	$27.1	$(44.4)

Net cash from (for) operating activities	$98.5	$194.5	$96.0

We generated $194.5 million of cash from operating activities during the three months ended April 1, 2017, a $96.0 million increase over the prior year period, due primarily to the following:

•
Increased net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in the fair value of the Tysabri® royalty stream, and depreciation and amortization;

•	Changes in accrued customer-related programs due to the pricing dynamics in the RX segment;

•	Changes in accounts receivable due to timing of receipt of payments; and

•	Changes in payroll and related taxes due primarily to the severance expenses related to restructuring activities; offset primarily by

•	Changes in accrued income taxes due primarily to the effects of the annual effective tax rate computation impacts in the current quarter.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Investing Activities
Cash generated from investing activities totaled $2.3 billion for the three months ended April 1, 2017, compared to cash used of $368.7 million in the prior year period. The inflow in the current year was due primarily to the completed divestment of our Tysabri® royalty stream to Royalty Pharma, for which we received $2.2 billion in cash at closing. Refer Item 1. Note 6 for additional details. The outflow in the prior year was due primarily to the Tretinoin Products acquisition, which used $416.4 million in cash. Refer to Item 1. Note 2 for additional details. Cash used for capital expenditures totaled $22.0 million during the three months ended April 1, 2017 compared to $34.7 million in the prior period year. The decrease in cash used for capital expenditures over the prior year period was due primarily to several large infrastructure projects nearing completion.

Financing Activities
Cash used for financing activities totaled $37.2 million for the three months ended April 1, 2017, compared to $437.4 million of cash generated for the comparable prior year period. In the current year period, cash used for financing included $13.6 million of repayments on long-term debt, as well as $23.0 million paid in dividends. In the prior year period, the cash generated from financing activities was due primarily to borrowings of $1.2 billion of long-term debt, offset in part by net repayments on our revolving credit agreements and other short-term financing of $715.9 million. For more information see "Borrowings and Capital Resources" below and Item 1. Note 10.

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

In October 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion, of which $1.5 billion is still available to be repurchased through December 31, 2018. We did not repurchase any shares under the share repurchase plan during the three months ended April 1, 2017. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, available cash flow, and other investment opportunities.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Borrowings and Capital Resources

Overdraft Facilities

We may use overdraft facilities to increase the efficiency of our cash utilization and to meet our short-term liquidity needs. We repaid the balances outstanding under our overdraft facilities during the year ended December 31, 2016, but retain the ability to use the facilities in our day-to-day cash operations. There were no balances outstanding under the facilities at April 1, 2017 and December 31, 2016.

Accounts Receivable Factoring

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable were $19.3 million and $50.7 million at April 1, 2017 and December 31, 2016, respectively.

Revolving Credit Agreements

On December 9, 2015, our 100% owned finance subsidiary, Perrigo Finance Unlimited Company (formerly Perrigo Finance plc) ("Perrigo Finance"), entered into a $750.0 million revolving credit agreement (the "2015 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below to repay the $750.0 million then outstanding under the 2015 Revolver and terminated the facility.

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below to repay the $435.0 million then outstanding under the 2014 Revolver. There were no borrowings outstanding under the 2014 Revolver as of April 1, 2017.

Term Loans and Notes

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

We had $5.4 billion and $5.4 billion outstanding under our notes and bonds, and $412.9 million and $420.7 million outstanding under our term loan, as of April 1, 2017 and December 31, 2016, respectively. On September 29, 2016, we repaid the $500.0 million outstanding under the 1.300% 2016 Notes.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019, and we entered into a $300.0 million term loan tranche maturing December 18, 2015, which we repaid in full on June 25, 2015. During the three months ended April 1, 2017, we made $13.3 million in scheduled principal payments on the euro-denominated term loan.

We entered into amendments to the 2014 Revolver and the 2014 Term Loan providing for additional time to deliver certain financial statements, as well as the modification of certain financial and other covenants. We entered into additional amendments to the 2014 Revolver and the 2014 Term Loan to modify provisions of such agreements necessary as a result of the correction in accounting related to the Tysabri® royalty stream, as well as waivers of any default or event of default that may arise from any restatement of or deficiencies in our financial statements for the periods specified in such amendments and waivers. No default or event of default existed prior to entering into these amendments and waivers. We are in compliance with all covenants under the 2014 Revolver and the 2014 Term Loan as of the date of this Quarterly Report on Form 10-Q.

As a result of the filing of this Quarterly Report on Form 10-Q, as of the filing date we are in compliance with all covenants, including the financial statement delivery obligations, under the 2013 Indenture and 2014 Indenture. See Item 1. Note 10 for more information on all of the above debt facilities.

Credit Ratings

Our credit ratings on April 1, 2017 were Baa3 (negative) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Global Ratings, respectively.

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

Contractual Obligations and Commitments

There were no material changes in contractual obligations as of April 1, 2017 from those provided in our 2016 Form 10-K.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of April 1, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 1, 2017 because of the material weaknesses in our internal control over financial reporting described below.

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

Tysabri® Contingent Payments

We acquired the Tysabri® royalty stream in our acquisition of Elan Pharmaceuticals plc (“Elan”) in December 2013, and at the time of the acquisition concluded that the right to receive quarterly royalty payments from Biogen, Inc. should be an intangible asset and such payments recognized as revenue in our financial statements. As discussed in Item 4.02 of our Form 8-K filed on April 25, 2017, during the 2016 year-end close process, and in anticipation of our potential sale of the Tysabri® royalty rights and the 2018 adoption of ASC 606 Revenue from Contracts with Customers, we re-evaluated the historical classification of the Tysabri® royalty stream as an intangible asset and concluded that it should have been reflected in the financial statements as a financial asset as of its 2013 acquisition date. As part of this evaluation, management determined that its control over the review of the application of the accounting guidance in ASC 805 Business Combinations did not operate effectively in the appropriate identification of the assets acquired and liabilities assumed in connection with the Elan acquisition in December 2013. All of our originally filed financial statements through the filing of the Form 10-Q for the quarter ended October 1, 2016, as originally filed on November 10, 2016, included the disclosure of the Elan acquisition with the Tysabri® royalty stream presented as an intangible asset. In addition, due to the fact that the asset was historically classified as an intangible asset, we did not design or implement controls around the fair value accounting for the Tysabri® royalty stream as a financial asset, so these controls were not in place at any quarter end subsequent to the acquisition, including the date of the quarterly and annual assessment of internal control. Accordingly, management concluded that these control deficiencies represent material weaknesses.

Income Taxes

Management has determined that we did not design or maintain effective management review controls related to our (1) evaluation of non-routine transactions that impact our effective tax rate on an annual and interim basis and (2) determination of our deferred taxes in connection with business combinations.

During our quarterly and annual fiscal 2016 close processes, management determined that the design and operating effectiveness of our controls around the evaluation of non-routine events did not operate appropriately. As disclosed in our Form 10-Q for the quarterly period ended April 2, 2016, our management review controls did not operate at a sufficient level of precision to ensure interim income taxes were properly recorded and disclosed in our condensed consolidated financial statements in connection with the recording of an indefinite-lived intangible asset impairment and estimated goodwill impairment as part of the Company’s controls to evaluate non-routine events that occur during a quarterly period and the related income tax impacts. These control deficiencies resulted in a material misstatement in income taxes in the preliminary financial statements for the quarter ended April 2, 2016. Additionally, these controls remained unremediated at April 1, 2017, as in February 2017, we identified that these controls did not appropriately evaluate the need for a valuation allowance. ASC 740, Income Taxes, requires a company to record a valuation allowance to reduce a deferred tax asset to its net realizable value. Our controls related to consideration of non-routine transactions or events were not designed and did not operate appropriately and identify whether a valuation allowance was needed as they did not identify that we entered into a three year cumulative loss and did not consider the positive and negative evidence in evaluating the potential sources of taxable income in determining whether a valuation allowance was required in the consolidated financial statements.

In February 2017, management identified the existence of tax basis in certain acquired intangible assets (“tax amortization benefits”) that existed at the time of the acquisition of Omega Pharma Invest N.V. (“Omega”) on March 30, 2015. Upon evaluating the tax amortization benefits, management concluded that the purchase

Perrigo Company plc - Item 4
Controls and Procedures

accounting for Omega should have included the tax basis in the intangible assets in calculating the deferred tax liability in the opening balance sheet. This omission of existing tax basis in calculating the deferred tax liability on the acquisition date indicated that management’s review over the opening balance sheet deferred income tax accounts was not designed or operating appropriately.

Accordingly, management concluded that these control deficiencies represent material weaknesses.

Impairment

In connection with our long-lived asset impairment testing, management determined that the controls around the identification of the relevant asset group under ASC 360, Impairment and Disposal of Long-lived Assets, did not operate effectively. In determining the level to evaluate the long-lived assets in our Animal Health reporting unit for impairment testing, we inappropriately grouped the assets that constituted the asset group in applying the guidance in ASC 360.

Accordingly, management concluded that this control deficiency represented a material weakness.

Remediation Plan for the Material Weaknesses

We are committed to remediating the control deficiencies that gave rise to the material weaknesses described above. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

To remediate the material weakness in internal control over financial reporting related to the acquisition of the Tysabri® royalty rights, we have begun, with oversight from the Audit Committee, to:

•
Review the processes and controls in place related to our application of ASC 805 to enhance the effectiveness of the design and operation of those controls to identify assets acquired and liabilities assumed; and

•	Evaluate and enhance management review controls related to business acquisitions.

In addition, following our identification of misstatements in certain of our previous financial statements, we designed and initiated certain controls around the accounting for the Tysabri® royalty stream as a financial asset. These controls that we are implementing include: (1) review procedures related to the fair value estimation process, such as the use of relevant data and key assumptions utilized in the projections of future cash flows and calculation of discount rates and (2) management review controls over key assumptions and methodologies used in the calculations.

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

To remediate the material weakness in internal control over financial reporting related to the identification of assets groups as part of our impairment testing, we plan, with oversight from the Audit Committee, to:

Perrigo Company plc - Item 4
Controls and Procedures

•	Review the design and operation of our controls related to asset group determination in our impairment process on an interim and annual basis; and

•	Evaluate and enhance the management review controls related to impairment

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 14 to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K, other than described below.

We identified material weaknesses in our internal controls over financial reporting; failure to remediate the material weakness could negatively impact our business and the price of our ordinary shares.

In connection with our review of certain material misstatements related to the characterization of the Tysabri® royalty stream acquired in the Elan transaction, as well as material misstatements related to the calculation of deferred tax liabilities that existed at the time of the acquisition of Omega, and the evaluation of long-lived assets in our Animal Health reporting unit for impairment testing, in each case contained in certain of our historical financial statements, we concluded that there were material weaknesses in our internal control over financial reporting that contributed to those misstatements. As a result of the material weaknesses, which existed at December 31, 2016 and remained at April 1, 2017, we have concluded that we did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016 or April 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The failure to maintain effective control over financial reporting in turn resulted in material deficiencies in our disclosure controls and procedures.

We have identified and begun the implementation of actions, and continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures, but there can be no assurance that such remediation efforts will be successful. We have also incurred and will continue to incur substantial accounting, legal, consulting, and other costs in connection with identifying and remediating the material weaknesses. Failure to remediate the material weaknesses could have a negative impact on our business and the market for our ordinary shares. For more information on our material weaknesses and the status of our remediation efforts, See Part I, Item 4 - Controls and Procedures.

Perrigo Company plc - Part II - Item 6
Exhibits

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 19, 2013).

3.2	Memorandum and Articles of Association of Perrigo Company plc, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Transition Report on Form 10-KT filed on February 25, 2016).

10.1	Perrigo Company plc Change in Control Severance Policy for U.S. Employees, as amended and restated effective February 5, 2017 (filed herewith).

10.2	Perrigo Company plc U.S. Severance Policy, as amended and restated effective February 6, 2017 (filed herewith).

10.3	Form of Performance-Based Restricted Sock Unit Award Agreement under the Company's 2013 Long-term Incentive Plan (filed herewith).

31.1	Rule 13a-14(a) Certification by John T. Hendrickson, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Ronald L. Winowiecki, Acting Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	May 30, 2017	By: /s/ John T. Hendrickson
John T. Hendrickson
Chief Executive Officer
(Principal Executive Officer)

Date:	May 30, 2017	By: /s/ Ronald L. Winowiecki
Ronald L. Winowiecki
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)