Form 10-Q
period 2017-07-01
PERRIGO Co plc
filed 2017-08-10
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2017
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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of August 4, 2017, there were 142,611,088 ordinary shares outstanding.

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

Please see Item 1A of our Form 10-K for the year ended December 31, 2016 for a discussion of certain important risk factors that relate to forward-looking statements contained in this report and Part II, Item 1A of this Form 10-Q. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; the success of management transition; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information; potential impacts of ongoing or future government investigations and regulatory initiatives; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions, and our ability to realize the desired benefits thereof; and the ability to execute and achieve the desired benefits of announced cost-reduction efforts and other initiatives. In addition, we may identify and be unable to remediate one or more material weaknesses in our internal control over financial reporting. Furthermore, we and/or our subsidiaries may incur additional tax liabilities in respect of 2016 and prior years as a result of any restatement or may be found to have breached certain provisions of Irish company legislation in respect of prior financial statements and if so may incur additional expenses and penalties. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2016, in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$1,237.9	$1,340.5	$2,431.9	$2,687.8
Cost of sales	733.3	794.0	1,463.0	1,608.2
Gross profit	504.6	546.5	968.9	1,079.6

Operating expenses
Distribution	21.6	22.5	42.7	44.3
Research and development	42.6	47.0	82.3	92.2
Selling	155.6	171.6	310.6	352.4
Administration	98.2	104.3	203.6	211.8
Impairment charges	27.4	10.5	39.6	414.4
Restructuring	12.1	5.8	50.8	11.3
Other operating income	(1.7)	—	(38.0)	—
Total operating expenses	355.8	361.7	691.6	1,126.4

Operating income (loss)	148.8	184.8	277.3	(46.8)

Change in financial assets	38.7	910.8	21.6	1,115.3
Interest expense, net	45.1	57.4	98.4	108.6
Other expense, net	6.1	28.8	2.5	31.3
Loss on extinguishment of debt	135.2	—	135.2	0.4
Income (loss) before income taxes	(76.3)	(812.2)	19.6	(1,302.4)
Income tax expense (benefit)	(6.7)	(277.9)	17.6	(238.9)
Net income (loss)	$(69.6)	$(534.3)	$2.0	$(1,063.5)

Earnings (loss) per share
Basic	$(0.49)	$(3.73)	$0.01	$(7.43)
Diluted	$(0.49)	$(3.73)	$0.01	$(7.43)

Weighted-average shares outstanding
Basic	143.3	143.2	143.3	143.2
Diluted	143.3	143.2	143.6	143.2

Dividends declared per share	$0.160	$0.145	$0.320	$0.290

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income (loss)	$(69.6)	$(534.3)	$2.0	$(1,063.5)
Other comprehensive income:
Foreign currency translation adjustments	154.7	(107.6)	220.1	43.9
Change in fair value of derivative financial instruments, net of tax	6.9	(1.3)	8.5	(7.0)
Change in fair value of investment securities, net of tax	(4.8)	2.4	(16.3)	8.5
Change in post-retirement and pension liability adjustments, net of tax	—	(0.3)	—	0.6
Other comprehensive income (loss), net of tax	156.8	(106.8)	212.3	46.0
Comprehensive income (loss)	$87.2	$(641.1)	$214.3	$(1,017.5)
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	July 1, 2017	December 31, 2016
Assets
Cash and cash equivalents	$760.8	$622.3
Accounts receivable, net of allowance for doubtful accounts of $5.3 million and $6.3 million, respectively	1,065.9	1,176.0
Inventories	818.1	795.0
Prepaid expenses and other current assets	176.5	212.0
Total current assets	2,821.3	2,805.3
Property, plant and equipment, net	876.9	870.1
Financial asset	—	2,350.0
Goodwill and other indefinite-lived intangible assets	4,253.0	4,163.9
Other intangible assets, net	3,373.4	3,396.8
Non-current deferred income taxes	31.7	72.1
Other non-current assets	435.9	211.9
Total non-current assets	8,970.9	11,064.8
Total assets	$11,792.2	$13,870.1
Liabilities and Shareholders’ Equity
Accounts payable	$480.8	$471.7
Payroll and related taxes	131.0	115.8
Accrued customer programs	370.2	380.3
Accrued liabilities	240.8	263.3
Accrued income taxes	—	32.4
Current indebtedness	406.9	572.8
Total current liabilities	1,629.7	1,836.3
Long-term debt, less current portion	3,267.9	5,224.5
Non-current deferred income taxes	368.4	389.9
Other non-current liabilities	445.0	461.8
Total non-current liabilities	4,081.3	6,076.2
Total liabilities	5,711.0	7,912.5
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	8,044.7	8,135.0
Accumulated other comprehensive income (loss)	130.5	(81.8)
Retained earnings (accumulated deficit)	(2,094.0)	(2,095.1)
Total controlling interest	6,081.2	5,958.1
Noncontrolling interest	—	(0.5)
Total shareholders’ equity	6,081.2	5,957.6
Total liabilities and shareholders' equity	$11,792.2	$13,870.1

Supplemental Disclosures of Balance Sheet Information
Ordinary shares, issued and outstanding	142.6	143.4

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash Flows From (For) Operating Activities
Net income (loss)	$2.0	$(1,063.5)
Adjustments to derive cash flows
Depreciation and amortization	220.8	223.7
Share-based compensation	14.8	9.6
Impairment charges	39.6	414.4
Change in financial assets	21.6	1,115.3
Loss on extinguishment of debt	135.2	0.4
Restructuring charges	50.8	11.3
Deferred income taxes	(8.1)	(322.8)
Amortization of debt discount (premium)	(11.8)	(16.2)
Other non-cash adjustments	(20.6)	28.1
Subtotal	444.3	400.3
Increase (decrease) in cash due to:
Accounts receivable	51.8	41.2
Inventories	(4.6)	4.7
Accounts payable	(6.0)	(47.0)
Payroll and related taxes	(37.9)	(39.2)
Accrued customer programs	(13.8)	(44.2)
Accrued liabilities	(49.4)	(53.9)
Accrued income taxes	(85.8)	(2.8)
Other	(13.3)	(29.4)
Subtotal	(159.0)	(170.6)
Net cash from operating activities	285.3	229.7
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	85.7	169.9
Acquisitions of businesses, net of cash acquired	—	(419.7)
Additions to property and equipment	(37.2)	(57.1)
Net proceeds from sale of business and other assets	37.2	—
Proceeds from sale of the Tysabri® royalty stream	2,200.0	—
Other investing	(3.7)	(1.0)
Net cash from (for) investing activities	2,282.0	(307.9)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	—	1,190.3
Payments on long-term debt	(2,229.1)	(28.7)
Borrowings (repayments) of revolving credit agreements and other financing, net	—	(803.9)
Deferred financing fees	(4.0)	(2.4)
Premium on early debt retirement	(116.1)	—
Issuance of ordinary shares	0.2	3.5
Repurchase of ordinary shares	(58.2)	—
Cash dividends	(46.0)	(41.6)
Other financing	4.7	(11.7)
Net cash from (for) financing activities	(2,448.5)	305.5
Effect of exchange rate changes on cash and cash equivalents	19.7	(3.3)
Net increase in cash and cash equivalents	138.5	224.0
Cash and cash equivalents, beginning of period	622.3	417.8
Cash and cash equivalents, end of period	$760.8	$641.8

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

We are a leading global healthcare company, delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and supplier of infant formulas for the store brand market. We also are a leading provider of branded OTC products throughout Europe and the U.S., as well as a leading producer of generic standard topical products such as creams, lotions, and gels, as well as inhalants and injections ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

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

Perrigo Company plc - Item 1
Note 1

Recent Accounting Standard Pronouncements

Below are recent accounting standard updates that we are still assessing to determine the effect on our Condensed Consolidated Financial Statements. We do not believe that any other recently issued accounting standards could have a material effect on our Condensed Consolidated Financial Statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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
January 1, 2017
We early adopted this new standard and will apply it prospectively when determining whether transactions should be accounted for as asset acquisitions (divestitures) or business combinations (divestitures). During the six months ended July 1, 2017, we applied the new guidance when determining whether certain product divestitures represented sales of assets or businesses. In each case, we determined that the assets sold did not meet the definition of a business under the new rules.

Improvements to Employee Share-Based Payment Accounting
This guidance is intended to simplify several aspects of the accounting for share-based payment award transactions. It will require all income tax effects of awards to be recorded through the income statement when the awards vest or settle as opposed to certain amounts being recorded in additional paid-in capital. An entity will also have to elect whether to account for forfeitures as they occur or by estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change (as currently required). The guidance will also increase the amount an employer can withhold to cover income taxes on awards.
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
January 1, 2018
We continue to evaluate the implications of adoption of the new revenue standard on our Consolidated Financial Statements. We have completed an initial assessment of the adoption and are in the process of completing a detailed review of our various customer contracts. In our assessment of the new standard, our contract reviews have been focused on, but not limited to, the concepts of over-time vs. point-in-time recognition, variable consideration and performance obligations. We plan to adopt the new revenue standard effective January 1, 2018 using the modified retrospective method.

Intra-Entity Asset Transfers of Assets Other Than Inventory
Under the new guidance, the tax impact to the seller on the profit from the transfers and the buyer’s deferred tax benefit on the increased tax basis would be recognized when the transfers occur, resulting in the recognition of expense sooner than under historical guidance. The guidance excludes intra-entity transfers of inventory. For intra-entity transfers of inventory, the Financial Accounting Standards Board ("FASB") decided to retain current GAAP, which requires an entity to recognize the income tax consequences when the inventory has been sold to an outside party.
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

NOTE 2 – DIVESTITURES

Current Year Divestitures

On February 1, 2017, we completed the sale of the Animal Health pet treats plant fixed assets, which were previously classified as held-for sale, and received $7.7 million in proceeds which resulted in an immaterial loss.

On January 3, 2017, we sold certain Abbreviated New Drug Applications ("ANDAs") for $15.0 million to a third party, which was recorded as a gain in Other operating income on the Condensed Consolidated Statements of Operations in our Prescription Pharmaceuticals ("RX") segment.

On April 6, 2017, we completed the sale of our India Active Pharmaceutical Ingredients ("API") business to Strides Shasun Limited. We received $22.2 million of proceeds inclusive of an estimated working capital adjustment. Prior to closing the sale, we determined that the carrying value of the India API business exceeded its fair value less the cost to sell, resulting in an impairment charge of $35.3 million, which was recorded in Impairment charges on the Consolidated Statements of Operations for the year ended December 31, 2016.

Prior Year Divestitures

On August 5, 2016, we completed the sale of our U.S. Vitamins, Minerals, and Supplements ("VMS") business within our Consumer Healthcare Americas ("CHCA) segment to International Vitamins Corporation ("IVC") for $61.8 million inclusive of an estimated working capital adjustment. Prior to closing the sale, we determined that the carrying value of the VMS business exceeded its fair value less the cost to sell, resulting in an impairment charge of $6.2 million, which was recorded in Impairment charges on the Consolidated Statements of Operations for the year ended December 31, 2016.

Perrigo Company plc - Item 1
Note 3

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

Reporting Segments:	December 31, 2016	Changes in assets held for sale	Currency translation adjustment	July 1, 2017
CHCA	$1,810.6	$—	$3.1	$1,813.7
CHCI	1,070.8	(4.0)	85.2	1,152.0
RX	1,086.6	—	7.7	1,094.3
Other	81.4	—	8.9	90.3
Total goodwill	$4,049.4	$(4.0)	$104.9	$4,150.3

In connection with the preparation of our financial statements for the three months ended April 2, 2016, we identified indicators of impairment for our Branded Consumer Healthcare - Rest of World ("BCH-ROW") reporting unit, which comprises primarily operations attributable to the Omega Pharma Invest N.V. ("Omega") acquisition in all geographic regions except for Belgium. Identification of these indicators of impairment required us to complete interim goodwill impairment testing. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long-range revenue growth forecast. BCH-ROW did not pass step one of goodwill impairment testing. The change in fair value from previous estimates was due primarily to the changes in the market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions is being more focused to maximize the potential of all brands in the segment's portfolio. Based on our evaluation and estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded $130.5 million in impairment charges for the three months ended April 2, 2016 within our Consumer Healthcare International ("CHCI") segment.

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	July 1, 2017		December 31, 2016
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$309.4	$145.2	$305.6	$120.4
Developed product technology, formulations, and product rights	1,385.6	566.5	1,418.1	526.0
Customer relationships and distribution networks	1,584.6	384.8	1,489.9	307.5
Trademarks, trade names, and brands	1,279.5	91.8	1,189.3	55.3
Non-compete agreements	14.6	12.0	14.3	11.2
Total definite-lived intangibles	$4,573.7	$1,200.3	$4,417.2	$1,020.4
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$51.5	$—	$50.5	$—
In-process research and development	51.2	—	64.0	—
Total indefinite-lived intangibles	102.7	—	114.5	—
Total other intangible assets	$4,676.4	$1,200.3	$4,531.7	$1,020.4

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and accumulated amortization balances are subject to foreign currency movements.

Perrigo Company plc - Item 1
Note 3

We recorded amortization expense of $87.2 million and $88.9 million for the three months ended July 1, 2017 and July 2, 2016, respectively, and $172.8 million and $174.1 million for the six months ended July 1, 2017 and July 2, 2016, respectively.

We recorded an impairment charge of $12.2 million on certain In Process Research and Development ("IPR&D") assets during the three months ended April 1, 2017 due to changes in the projected development and regulatory timelines for various projects. During the six months ended July 1, 2017, we recorded a decrease in the contingent consideration liability associated with certain IPR&D assets in Other operating income on the Condensed Consolidated Statements of Operations. Refer to Note 6 for additional information.

During the three months ended July 1, 2017, we identified impairment indicators for our Lumara Health, Inc. ("Lumara") product assets. The primary impairment indicators included the decline in our 2017 performance expectations and a reduction in our long-range revenue growth forecast. The assessment utilized the multi-period excess earnings method to determine fair value and resulted in an impairment charge of $18.5 million in Impairment charges on the Condensed Consolidated Statements of Operations within our RX segment, which represented the difference between the carrying amount of the intangible assets and their estimated fair value.

In connection with the preparation of our Condensed Consolidated Financial Statements for three-month period ended April 2, 2016, we identified indicators of impairment associated with certain indefinite-lived intangible assets acquired in conjunction with the Omega acquisition. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long-range revenue growth forecast. The assessment utilized the excess earnings method to determine fair value and resulted in an impairment charge of $273.4 million, which was recorded in Impairment charges on the Condensed Consolidated Statements of Operations within our CHCI segment, which represented the difference between the carrying amount of the intangible assets and their estimated fair value. The change in fair value from previous estimates was due primarily to the changes in the market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions is being more focused to maximize the potential of all brands in the segment's portfolio. The main assumptions supporting the fair value of these assets and cash flow projections included revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the CHCI segment distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the segment's growth plans.

In addition, due to reprioritization of certain brands in the CHCI segment and change in performance expectations for the cough/cold/allergy, anti-parasite, personal care, lifestyle, and natural health brands, on April 3, 2016, we reclassified $364.5 million of indefinite-lived assets to definite-lived assets with a useful life of 20 years. We began amortizing the assets during the second quarter of 2016.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.07% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus 50 to 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $27.0 million and $50.7 million at July 1, 2017 and December 31, 2016, respectively.

Perrigo Company plc - Item 1
Note 5

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	July 1, 2017	December 31, 2016
Finished goods	$467.5	$431.1
Work in process	136.8	165.7
Raw materials	213.8	198.2
Total inventories	$818.1	$795.0

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

Perrigo Company plc - Item 1
Note 6

The following table summarizes the valuation of our financial instruments carried at fair value and measured at fair value on a recurring and non-recurring basis by the above pricing categories (in millions):

		Fair Value
	Fair Value Hierarchy	July 1, 2017	December 31, 2016
Measured at fair value on a recurring basis:
Assets:
Investment securities	Level 1	$13.6	$38.2

Foreign currency forward contracts	Level 2	$16.6	$3.8
Funds associated with Israeli severance liability	Level 2	18.1	15.9
Total level 2 assets		$34.7	$19.7

Royalty Pharma contingent milestone payments	Level 3	$145.8	$—
Tysabri® royalty stream	Level 3	—	2,350.0
Total level 3 assets		$145.8	$2,350.0

Liabilities:
Foreign currency forward contracts	Level 2	$4.0	$5.0

Contingent consideration	Level 3	$49.7	$69.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	Level 3	$—	$1,148.4
Indefinite-lived intangible assets(2)	Level 3	13.8	0.3
Definite-lived intangible assets(3)	Level 3	11.5	758.0
Assets held for sale, net	Level 3	11.8	18.2
Total level 3 assets		$37.1	$1,924.9

(1)	As of December 31, 2016, goodwill with a carrying amount of $2.2 billion was written down to its implied fair value of $1.1 billion.

(2)
As of April 1, 2017, indefinite-lived intangible assets with a carrying amount of $26.0 million were written down to a fair value of $13.8 million, resulting in a total impairment charge of $12.2 million. As of December 31, 2016, indefinite-lived intangible assets with a carrying amount of $0.7 million were written down to a fair value of $0.3 million.

(3)
As of July 1, 2017, definite-lived intangible assets with a carrying amount of $31.1 million were written down to a fair value of $11.5 million, resulting in a total impairment charge of $19.6 million. As of December 31, 2016, definite-lived intangible assets with a carrying amount of $2.3 billion were written down to a fair value of $758.0 million, resulting in a total impairment charge of $1.5 billion. Included in this balance are indefinite-lived intangible assets with a fair value of $364.5 million and $674.2 million that were reclassified to definite-lived assets at April 3, 2016 and October 2, 2016, respectively.

There were no transfers among Level 1, 2, and 3 during the three and six months ended July 1, 2017 or the year ended December 31, 2016. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period. See Note 7 for information on our investment securities. See Note 8 for a discussion of derivatives.

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

We accounted for the Tysabri® royalty stream as a financial asset and elected to use the fair value option model. We made the election to account for the Tysabri® financial asset using the fair value option as we believed this method was most appropriate for an asset that did not have a par value, a stated interest stream, or a termination date. The financial asset acquired represented a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected probability weighted future cash flows to be generated by the royalty stream. The financial asset was classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including industry analyst estimates for global Tysabri® sales, probability weighted as to the timing and amount of future cash flows along with certain discount rate assumptions. Cash flow forecasts included the estimated effect and timing of future competition, considering patents in effect for Tysabri® through 2024 and contractual rights to receive cash flows into perpetuity. The discounted cash flows were based upon the expected royalty stream forecasted into perpetuity using a 20-year discrete period with a declining rate terminal value.

In the first quarter of 2016, a competitor's pipeline product, Ocrevus®, received breakthrough therapy designation from the U.S. Food and Drug Administration ("FDA"). Breakthrough therapy designation is granted when a drug is intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In June 2016, the FDA granted priority review with a target action date in December 2016. A priority review is a designation when the FDA will direct overall attention and resources to the evaluation of applications for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. The product was approved late in the first quarter of 2017. The product is expected to compete with Tysabri®, and we expected it to have a significant negative impact on the Tysabri® royalty stream. Industry analysts believe that, based on released clinical study information, Ocrevus® will compete favorably against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form.

Given the new market information for Ocrevus®, we used industry analyst estimates to reduce our first ten year growth forecasts from an average of growth of approximately 3.4% in the fourth calendar quarter of 2015 to an average decline of approximately minus 2.0% in the third and fourth calendar quarters of 2016. In November 2016, we announced we were evaluating strategic alternatives for the Tysabri® asset. As of December 31, 2016, the financial asset was adjusted based on the strategic review and sale process. These effects, combined with the change in discount rate each quarter, led to a reduction in fair value of $204.4 million, $910.8 million, $377.4 million and $1.1 billion in the first, second, third and fourth quarters of 2016, respectively.

Perrigo Company plc - Item 1
Note 6

On March 27, 2017, we announced the completed divestment of our Tysabri® royalty stream to Royalty Pharma for up to $2.85 billion, which consists of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended July 1, 2017. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $145.8 million as of July 1, 2017. We chose the fair value option as we believe it will help investors understand the potential future cash flows we may receive associated with the two contingent milestones.

We valued the contingent milestone payments using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma over time until payment of the contingent milestone payments is completed. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. We assumed volatility of 30.0% and a rate of return of 8.05% in the valuation of contingent milestone payments performed as of July 1, 2017. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. During the three months ended July 1, 2017, the fair value of the Royalty Pharma contingent milestone payments decreased $39.2 million as a result of a decrease in the estimated projected Tysabri® revenues due to the launch of Ocrevus® late in the first quarter of 2017.

Our accounts receivable balance at December 31, 2016 included $84.4 million related to the Tysabri® royalty stream.

The table below presents a reconciliation for Royalty Pharma contingent milestone payments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Realized losses in the table were recorded in the line item "Change in financial assets" on the Condensed Consolidated Statements of Operations.

	Three Months Ended	Six Months Ended
	July 1, 2017	July 1, 2017
Royalty Pharma Contingent Milestone Payments
Beginning balance	$184.5	$—
Purchases or additions	—	184.5
Foreign currency effect	0.5	0.5
Realized losses	(39.2)	(39.2)
Ending balance	$145.8	$145.8

Contingent Consideration

Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product. We reduced a contingent consideration liability associated with certain IPR&D assets and recorded a corresponding gain of $15.6 million during the six months ended July 1, 2017. The liability decrease relates to a reduction of the probability of achievement assumptions and anticipated cash flows. Purchases or additions for the six months ended July 2, 2016 included contingent consideration associated with two transactions. Refer to Note 3 for additional information.

Perrigo Company plc - Item 1
Note 6

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Net realized (gains) losses in the table were recorded in Other expense, net.

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Contingent Consideration
Beginning balance	$52.0	$48.0	$69.9	$17.9
Net realized (gains) losses	(1.3)	(3.9)	(15.6)	(3.8)
Purchases or additions	—	1.0	—	30.5
Foreign currency effect	1.4	(0.2)	1.3	0.3
Settlements	(2.4)	—	(5.9)	—
Ending balance	$49.7	$44.9	$49.7	$44.9

Goodwill and Indefinite-Lived Intangible Assets

We have seven reporting units for which we assess goodwill for impairment. We utilize a comparable company market approach, weighted equally with a discounted cash flow analysis, to determine the fair value of the reporting units. We utilize either a relief from royalty method or a multi-period excess earnings method ("MPEEM") to value our indefinite-lived intangible assets, and use a consistent set of projected financial information for the goodwill and indefinite-lived asset impairment tests. The discounted cash flow analysis that we prepared for goodwill impairment testing purposes for the year ended December 31, 2016 included long-term growth rates ranging from 2.0% to 3.0%. We also utilized discount rates ranging from 7.0% to 14.5%, which were deemed to be commensurate with the required investment return and risk involved in realizing the projected free cash flows of each reporting unit. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows of each reporting unit, and applied the tax rates that were applicable to the jurisdictions represented within each reporting unit. We recorded Impairment charges on the Condensed Consolidated Statements of Operations related to Goodwill and indefinite-lived intangible assets of $130.5 million and $273.4 million, respectively, for the three months ended April 2, 2016. See Note 3 for additional detail on impaired goodwill and indefinite-lived intangible assets.

Definite-Lived Intangible Assets

When assessing our definite-lived assets for impairment, we utilize either a MPEEM or a relief from royalty method to determine the fair value of the asset and use the forecasts that are consistent with those used in the reporting unit analysis. Below is a summary of the various metrics used in our valuations:

Three Months Ended
July 1, 2017
Lumara
5-year average growth rate	(4.1)%
Discount rate	13.5%
Valuation method	MPEEM

Perrigo Company plc - Item 1
Note 6

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

Fixed Rate Long-term Debt

As of July 1, 2017 and December 31, 2016, our fixed rate long-term debt consisted of public bonds, private placement notes, and retail bonds. As of July 1, 2017, the public bonds had a carrying value of $2.6 billion and a fair value of $2.7 billion. As of December 31, 2016, the public bonds had a carrying value and fair value of $4.6 billion. The fair values of our public bonds for both periods were based on quoted market prices (Level 1).

As of July 1, 2017, our retail bonds and private placement notes had a carrying value of $634.3 million (excluding a premium of $40.2 million) and a fair value of $682.7 million. As of December 31, 2016, our retail bonds and private placement notes had a carrying value of $773.1 million (excluding a premium of $49.8 million) and a fair value of $825.0 million. The fair values of our retail bonds and private placement notes for both periods were based on interest rates offered for borrowings of a similar nature and remaining maturities (Level 2).

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value.

NOTE 7 – INVESTMENTS

Available for Sale Securities

Our available for sale securities are reported in Prepaid expenses and other current assets. Unrealized investment gains/(losses) on available for sale securities were as follows (in millions):

	July 1, 2017	December 31, 2016
Equity securities, at cost less impairments	$15.5	$16.5
Gross unrealized gains	—	21.7
Gross unrealized losses	(1.9)	—
Estimated fair value of equity securities	$13.6	$38.2

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. During the six months ended July 2, 2016, we recorded an impairment charge of $1.7 million, related to other-than-temporary impairments of marketable equity securities due to prolonged losses incurred on each of the investments.

We have evaluated the near-term prospects of the equity securities in relation to the severity and duration of any impairments, and based on that evaluation, we have the ability and intent to hold these investments until a recovery of fair value.

Perrigo Company plc - Item 1
Note 7

During the six months ended July 1, 2017, we sold a number of our investment securities and recorded a gain of $1.6 million. The gain was reclassified out of Accumulated Other Comprehensive Income (loss) ("AOCI") and into earnings.

Cost Method Investments

Our cost method investments totaled $7.1 million and $6.9 million at July 1, 2017, and December 31, 2016, and are included in Other non-current assets.

Equity Method Investments

Our equity method investments totaled $4.9 million and $4.6 million at July 1, 2017 and December 31, 2016, respectively, and are included in Other non-current assets. We recorded net gains of $0.2 million and $0.3 million during the three and six months ended July 1, 2017, respectively, and net losses of $1.6 million and $3.9 million during the three and six months ended July 2, 2016, respectively, for our proportionate share of the equity method investment earnings or losses. The gains and losses were recorded in Other expense, net.

During the six months ended July 2, 2016, one of our equity method investments became publicly traded. As a result, we transferred the $15.5 million investment to available for sale and recorded an $8.7 million unrealized gain, net of tax in Other Comprehensive Income ("OCI"). In addition, due to significant and prolonged losses incurred on one of our equity method investments, we recorded a $22.3 million impairment charge in Other expense, net during the six months ended July 2, 2016.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We enter into certain derivative financial instruments, when available on a cost-effective basis, to mitigate our risk associated with changes in interest rates and foreign currency exchange rates as follows:

Interest rate risk management - We are exposed to the impact of interest rate changes through our cash investments and borrowings. We utilize a variety of strategies to manage the impact of changes in interest rates, including using a mix of debt maturities along with both fixed-rate and variable-rate debt. In addition, we may enter into treasury-lock agreements and interest rate swap agreements on certain investing and borrowing transactions to manage our exposure to interest rate changes and our overall cost of borrowing.

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

     All of our designated derivatives were classified as cash flow hedges as of July 1, 2017 and December 31, 2016. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings. All of our designated derivatives are assessed for hedge effectiveness quarterly.

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

During the three months ended July 1, 2017, we repaid $584.4 million of senior notes with an interest rate of 4.000% due 2023 and $309.5 million of senior notes with an interest rate of 5.300% due 2043 (refer to Note 10). As a result of the senior note repayments on June 15, 2017, the proportionate amount remaining in OCI related to the pre-issuance hedge was reclassified to earnings. Accordingly, we recorded a loss of $5.9 million in Other expense, net, during the three months ended July 1, 2017 for the amount remaining in OCI.

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

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 18 months. The total notional amount for these contracts was $644.9 million and $533.5 million as of July 1, 2017 and December 31, 2016, respectively.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects and are presented in millions.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		July 1, 2017	December 31, 2016
Designated derivatives:
Foreign currency forward contracts	Other current assets	$5.2	$3.1
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$11.4	$0.7

	Liability Derivatives
	Balance Sheet Location	Fair Value
		July 1, 2017	December 31, 2016
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.9	$3.0
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.1	$2.0

Perrigo Company plc - Item 1
Note 8

The gains (losses) recorded in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended		Six Months Ended
Designated Cash Flow Hedges	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest rate swap agreements	$—	$—	$—	$(9.0)
Foreign currency forward contracts	2.7	(0.3)	5.2	1.3
Total	$2.7	$(0.3)	$5.2	$(7.7)

The gains (losses) reclassified from AOCI into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)
		Three Months Ended		Six Months Ended
Designated Cash Flow Hedges	Income Statement Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest rate swap agreements	Interest expense, net	$(0.6)	$(0.6)	$(1.3)	$(1.1)
	Other expense, net	(5.9)	—	(5.9)	—
Foreign currency forward contracts	Net sales	0.6	(0.1)	0.9	0.4
	Cost of sales	0.9	0.6	1.6	0.9
	Interest expense, net	(0.5)	(0.6)	(1.1)	(0.9)
	Other expense, net	—	1.7	(0.5)	1.9
Total		$(5.5)	$1.0	$(6.3)	$1.2

The net of tax amount expected to be reclassified from AOCI into earnings during the next 12 months is a $2.0 million gain.

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized against Earnings (Ineffective Portion)
		Three Months Ended		Six Months Ended
Designated Cash Flow Hedges	Income Statement Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest rate swap agreements	Other expense, net	$—	$—	$—	$(0.1)
Foreign currency forward contracts	Net sales	—	(0.1)	—	0.1
	Cost of sales	—	(0.1)	—	—
	Other expense, net	0.1	0.6	1.0	0.6
Total		$0.1	$0.4	$1.0	$0.6

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized against Earnings
		Three Months Ended		Six Months Ended
Non-Designated Derivatives	Income Statement Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign currency forward contracts	Other expense, net	$(5.0)	$(1.6)	$(13.9)	$(8.5)
	Interest expense, net	(0.7)	(0.6)	(1.1)	(0.5)
Total		$(5.7)	$(2.2)	$(15.0)	$(9.0)

Perrigo Company plc - Item 1
Note 8

NOTE 9 – ASSETS HELD FOR SALE

Our India API business was classified as held-for-sale beginning as of December 31, 2015. We recorded an impairment charge totaling $6.3 million during the year ended December 31, 2016 after determining the carrying value of the India API business exceeded its fair value less the cost to sell. The API business is reported in our Other segment. As described in Note 2, on April 6, 2017, we completed the sale of our India API business.

During the three months ended October 1, 2016, management committed to a plan to sell certain fixed assets associated with our Animal Health pet treats plant. Such assets were classified as held-for-sale beginning at October 1, 2016. As described in Note 2, on February 1, 2017, we completed the sale of our Animal Health pet treats plant fixed assets. We determined that the carrying value of the fixed assets associated with our Animal Health pet treats plant exceeded the fair value less the cost to sell. We recorded impairment charges totaling $3.7 million during the year ended December 31, 2016. The assets associated with our Animal Health pet treats plant are reported in our CHCA segment.

During the three months ended July 1, 2017, management committed to a plan to sell our Russian business. Such assets were classified as held-for-sale beginning at July 1, 2017. We determined that the carrying value of the goodwill associated with our Russian business exceeded the fair value less the cost to sell. We recorded impairment charges totaling $3.7 million during the three months ended July 1, 2017. The assets associated with our Russian business are reported in our CHCI segment.

The assets held-for-sale are reported within Prepaid expenses and other current assets and liabilities held-for-sale are reported in Accrued liabilities. The amounts consist of the following (in millions):

	July 1, 2017	December 31, 2016
	CHCI	CHCA	Other
Assets held for sale
Current assets	$17.0	$—	$5.1
Goodwill	7.7	—	5.5
Property, plant and equipment	—	13.5	33.2
Other assets	—	—	3.8
Less: impairment reserves	(3.7)	(3.7)	(35.3)
Total assets held for sale	$21.0	$9.8	$12.3
Liabilities held for sale
Current liabilities	$8.0	$0.1	$1.9
Other liabilities	1.2	—	1.9
Total liabilities held for sale	$9.2	$0.1	$3.8

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

			July 1, 2017	December 31, 2016
Term loans
2014 term loan due December 5, 2019		(1)	$428.6	$420.7
Notes and Bonds
Coupon	Due
4.500%	May 23, 2017	(1)(2)	—	189.3
5.125%	December 12, 2017	(1)(2)	342.9	315.6
2.300%	November 8, 2018		—	600.0
5.000%	May 23, 2019	(1)(2)	137.1	126.2
3.500%	March 15, 2021		280.4	500.0
3.500%	December 15, 2021		309.6	500.0
5.105%	July 19, 2023	(1)(2)	154.3	142.0
4.000%	November 15, 2023		215.6	800.0
3.900%	December 15, 2024		700.0	700.0
4.375%	March 15, 2026		700.0	700.0
5.300%	November 15, 2043		90.5	400.0
4.900%	December 15, 2044		303.9	400.0
Total notes and bonds			3,234.3	5,373.1
Other financing			2.9	3.6
Unamortized premium (discount), net			29.1	33.0
Deferred financing fees			(20.1)	(33.1)
Total borrowings outstanding			3,674.8	5,797.3
Current indebtedness			(406.9)	(572.8)
Total long-term debt less current portion			$3,267.9	$5,224.5

(1)	Debt denominated in Euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

(2)	Debt assumed from Omega.

As previously disclosed, during the three months ended April 1, 2017 we entered into amendments to the 2014 Revolver and the 2014 term loan to modify provisions of such agreements necessary as a result of the correction in accounting related to the Tysabri® royalty stream, as well as waivers of any default or event of default that may have arisen from any restatement of or deficiencies in our financial statements for the periods specified in such amendments and waivers. We are in compliance with all covenants under our debt agreements as of July 1, 2017.

Revolving Credit Agreements

We have a revolving credit agreement with a borrowing capacity of $1.0 billion (the "2014 Revolver"). There were no borrowings outstanding under the 2014 Revolver as of July 1, 2017 and December 31, 2016.

Other Financing

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other Financing". There were no balances outstanding under the facilities at July 1, 2017 and December 31, 2016.

Perrigo Company plc - Item 1
Note 10

Debt Repayments and Related Extinguishment

During the six months ended July 1, 2017, we reduced our outstanding debt through a variety of transactions (in millions):

Date	Series	Transaction Type	Principal Retired
April 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	$13.3
July 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	14.5
May 8, 2017	$600.0 2.300% senior notes due 2018	Early redemption	600.0
May 23, 2017	€180.0 4.500% retail bonds due 2017	Scheduled maturity	201.3
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	190.4
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	219.6
June 15, 2017	$800.0 4.000% senior notes due 2023	Tender offer	584.4
June 15, 2017	$400.0 5.300% senior notes due 2043	Tender offer	309.5
June 15, 2017	$400.0 4.900% senior notes due 2044	Tender offer	96.1
			$2,229.1

As a result of the debt retirements discussed above, we recorded a loss of $135.2 million during the three months ended July 1, 2017 in Loss on extinguishment of debt (in millions):

Premium on debt repayment	$116.1
Transaction costs	3.8
Write-off of deferred financing fees	10.6
Write-off of remaining discount on bond	4.7
Total loss on extinguishment of debt	$135.2

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Net income (loss)	$(69.6)	$(534.3)	$2.0	$(1,063.5)

Denominator:
Weighted average shares outstanding for basic EPS	143.3	143.2	143.3	143.2
Dilutive effect of share-based awards*	—	—	0.3	—
Weighted average shares outstanding for diluted EPS	143.3	143.2	143.6	143.2

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	—	0.8	—

* In the period of a net loss, diluted shares equal basic shares.

Perrigo Company plc - Item 1
Note 11

Shareholders' Equity

Shares

We issued shares related to the exercise and vesting of share-based compensation as follows:

Three Months Ended		Six Months Ended
July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
31,900	19,000	46,400	98,000

Share Repurchases

On October 22, 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion (the "2015 Authorization"). During the three months ended July 1, 2017, we repurchased 812,184 ordinary shares at an average repurchase price of $71.67 per share, for a total of $58.2 million. As of July 1, 2017, there was $1.4 billion still available to be repurchased through December 31, 2018 under the 2015 Authorization. We did not repurchase any shares under the share repurchase plan during the six months ended July 2, 2016.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2016	$(67.9)	$(19.5)	$15.1	$(9.5)	$(81.8)
OCI before reclassifications	220.1	3.5	(14.7)	—	208.9
Amounts reclassified from AOCI	—	5.0	(1.6)	—	3.4
Other comprehensive income (loss)	220.1	8.5	(16.3)	—	212.3
Balance at July 1, 2017	$152.2	$(11.0)	$(1.2)	$(9.5)	$130.5

NOTE 13 – INCOME TAXES

The effective tax rate for the three months ended July 1, 2017 was 8.7% on net loss reported in the period compared to 34.2% on a net loss for the three months ended July 2, 2016. The effective tax rate for the six months ended July 1, 2017 was 89.9% on net income reported in the period compared to 18.3% on net loss for the six months ended July 2, 2016. The effective tax rate for the six months ended July 1, 2017 was negatively impacted by non-deductible fees related to our debt cancellation and additional valuation allowances recorded against deferred tax assets.

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

The total liability for uncertain tax positions was $427.4 million and $398.0 million as of July 1, 2017 and December 31, 2016, respectively, before considering the federal tax benefit of certain state and local items.

Perrigo Company plc - Item 1
Note 13

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $71.8 million and $63.5 million as of July 1, 2017 and December 31, 2016, respectively.

We file income tax returns in numerous jurisdictions and are therefore subject to audits by tax authorities. Our primary income tax jurisdictions are Ireland, the United States, Israel, Belgium, France, and the United Kingdom.

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

In the United States, the Internal Revenue Service ("IRS") audit of our fiscal years ended June 27, 2009 and June 26, 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million (inclusive of interest) in November 2014, the statutory notice of deficiency asserted various additional adjustments, including transfer pricing adjustments. The statutory notice of deficiency's adjustments for fiscal years 2009 and 2010 asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the statutory notice of deficiency. To contest the IRS's adjustments, in January 2015 we paid the incremental tax obligation (a prerequisite to contesting the proposed adjustments in U.S. district court), and in June 2015, we filed an administrative request for a refund with the IRS. The payment was recorded during the three months ended March 28, 2015 as a deferred charge on the balance sheet given our anticipated action to recover this amount. The IRS subsequently denied our request for a refund. We anticipate filing a complaint in U.S. district court claiming a refund of the paid amounts in August 2017.

The IRS issued a statutory notice of deficiency on April 20, 2017 for the IRS audits of our fiscal years ended June 25, 2011 and June 30, 2012. While we agreed to certain adjustments with respect to these years in October 2016 and made minimal associated payments, the statutory notice of deficiency asserted various additional adjustments, including transfer pricing adjustments. The statutory notice of deficiency for fiscal years 2011 and 2012 asserted an incremental tax obligation of approximately $74.2 million, inclusive of interest and penalties. We disagree with the IRS's positions asserted in this notice. In anticipation of contesting the IRS's adjustments, in May 2017 we paid the incremental tax obligation (a prerequisite to contesting the proposed adjustments in U.S. District Court) and filed an administrative request for a refund. The payment was recorded in the second quarter of the year ending December 31, 2017 as a deferred charge on the balance sheet given our anticipated action to recover this amount.

On December 22, 2016, we received a notice of proposed adjustment for the IRS audit of Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the years ended December 31, 2011, December 31, 2012 and December 31, 2013.  Perrigo acquired Elan in December 2013.  This proposed adjustment relates to the deductibility of litigation costs.  We disagree with the IRS’s position asserted in the notice of proposed adjustment and intend to contest it.

On July 11, 2017, we received a draft notice of proposed adjustment associated with transfer pricing positions for the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013.  Athena was the originator of the patents associated with Tysabri® prior to the acquisition of Athena by Elan in 1996.  The amount of adjustments that may be asserted by the IRS in the final notice of proposed adjustment cannot be quantified at this time; however, based on the draft notice received, the amount to be assessed may be material.   We disagree with the IRS’s position as asserted in the draft notice of proposed adjustment and intend to contest it.

Unfavorable resolutions of the audit matters discussed above could have a material impact on our consolidated financial statements in future periods.

Perrigo Company plc - Item 1
Note 13

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Israel and France. The IRS is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014. The Israel Tax Authority is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014. The French Tax Authority is currently auditing the years ended December 2014, December 2015 and December 2016.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably be estimated as of July 1, 2017, we have not recorded a loss reserve. If certain of these matters are determined against the Company, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Antitrust Violations

We have been named as a counterclaim co-defendant in the lawsuit Fera Pharmaceuticals, LLC v. Akorn, Inc., et al., in which Akorn, Inc. (“Akorn”) alleges tortious interference and antitrust violations against us and Fera Pharmaceuticals, LLC (“Fera”). This litigation arises from our acquisition of bacitracin ophthalmic ointment from Fera in 2013. Akorn asserts claims under Sections 1 and 2 of the Sherman Antitrust Act alleging that we and Fera conspired to monopolize, attempted to monopolize, and did unlawfully monopolize the market for sterile bacitracin ophthalmic ointment in the United States through the use of an exclusive agreement with a supplier of sterile bacitracin active pharmaceutical ingredient. The lawsuit is currently pending in the Southern District of New York. A mediation is scheduled for September 2017 and a trial is set for January 2018. Akorn seeks damages, injunctive relief, and attorney’s fees. Any award of antitrust damages would be subject to trebling under antitrust laws. An estimate of any possible loss cannot be determined at this time.

We believe the claims are without merit and intend to defend them vigorously. We have preserved our indemnification rights against Fera for potential liability, defense costs, and expenses incurred as a result of this litigation.

Price-Fixing Lawsuits

We have been named as a co-defendant with other manufacturers in a number of cases alleging that we and other manufacturers of the same product engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as June 2013. The products in question are Clobetasol, Desonide, and Econazole and one complaint involving Levothyroxine, a product that we neither made nor sold. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

Securities Litigation

In the United States

On May 18, 2016, a shareholder filed a securities case against the Company and our former CEO, Joseph Papa, in the U.S. District Court for the District of New Jersey (Roofers’ Pension Fund v. Papa, et al.). The plaintiff purported to represent a class of shareholders for the period from April 21, 2015 through May 11, 2016, inclusive. The original complaint alleged violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against both defendants and 20(a) control person liability against Mr. Papa. In general, the allegations concerned the actions taken by the Company and the former executive to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015. The plaintiff also alleged that the defendants provided inadequate disclosure concerning alleged integration problems related to the Omega

Perrigo Company plc - Item 1
Note 14

acquisition in the period from April 21, 2015 through May 11, 2016.  On July 19, 2016, a different shareholder filed a securities class action against the Company and our former CEO, Joseph Papa, also in the District of New Jersey (Wilson v. Papa, et al.). The plaintiff purported to represent a class of persons who sold put options on the Company shares between April 21, 2015 and May 11, 2016. In general, the allegations and the claims were the same as those made in the original complaint filed in the Roofers' Pension Fund case described above. On December 8, 2016, the court consolidated Roofers' Pension Fund case and the Wilson case under the Roofers' Pension Fund case number. In February 2017, the court selected the lead plaintiffs for the consolidated case and the lead counsel to the putative class. In March 2017, the court entered a scheduling order.

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. The lead plaintiffs seek to represent a class of shareholders for the period April 21, 2015 through May 3, 2017, and identifies three subclasses - shareholders who traded during the entire period on the US exchanges; shareholders who traded during the entire period on the Tel Aviv exchange; and shareholders who traded during the period while the Mylan tender offer was pending (April 21, 2015 through November 13, 2015). The amended complaint names as defendants the Company and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by the Company and the former executive to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. The time for the defendants to respond to the amended complaint has not yet expired. We will defend the lawsuit vigorously.

In Israel

Because the Company’s shares are traded on the Tel Aviv exchange under a dual trading arrangement, the Company is subject to securities litigation in Israel. Three cases are currently pending. Perrigo is consulting Israeli counsel about its response to these allegations and will defend these cases vigorously.

On May 22, 2016, shareholders filed a securities class action against the Company and five individual defendants: Our former CEO Mr. Papa, our former Executive Vice President and General Manager of the BCH segment Marc Coucke, our Chief Executive Officer John Hendrickson, and our Board members Gary Kunkle, Jr. and Laurie Brlas alleging violations of Israeli law in the District Court of Tel Aviv-Jaffa (Schweiger et al. v. Perrigo Company plc, et al.). On June 15, 2016, Perrigo filed a motion to stay the case pending the outcome of the securities class action pending in the New Jersey Federal Court. The plaintiffs did not oppose the motion. The Israeli court granted the motion on the same day, and the Schweiger action is stayed. We will defend the lawsuit vigorously when and if the stay is lifted.

On March 29, 2017, plaintiff Eyal Keinan commenced an action in the District Court of Tel Aviv-Jaffa asserting securities claims against two defendants: Perrigo and its auditor Ernst & Young LLP ("EY"). The case is styled Keinan v. Perrigo Company plc, et al. The action seeks certification of a class of purchasers of Perrigo shares on the Israeli exchange beginning February 6, 2014. The proposed closing date for the class is not clear from the complaint though it appears to extend into 2017. In general, the plaintiff asserts that Perrigo improperly accounted for its stream of royalty income from two drugs: Tysabri® and Prialt. The court filings contend that the alleged improper accounting caused the audited financial results for Perrigo to be incorrect for the six month period ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 and the other financial data released by the Company over those years and 2016 to also be inaccurate. The plaintiff maintains that the defendants are liable under Israeli securities law or, in the alternative, under U.S. securities law. The plaintiff indicates an initial, preliminary class damages estimate of 686.0 million NIS (approximately $192.0 million at 1 NIS = $0.28 cent). The response from the defendants is not yet due. We intend to defend the lawsuit vigorously.

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who traded

Perrigo Company plc - Item 1
Note 14

in Perrigo stock on the Tel Aviv exchange during the period April 24, 2015 through May 3, 2017. The amended complaint names as defendants the Company, EY (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under US securities laws of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under Israeli securities laws. In general, the allegations concern the actions taken by the Company and the former executive to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure concerning purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = $0.28 cent). We intend to defend the lawsuit vigorously.

On July 12, 2017, the plaintiff in the Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. case filed a motion to have all three cases pending in Israel either consolidated or the other two cases dismissed so that the Israel Elec. Corp. Educ. Fund plaintiff can proceed as the sole plaintiff. That motion is pending. A variety of other procedural motions are also pending at this time having to do with the timing of any response by defendants.

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

On June 16, 2015, we submitted a motion for permission to appeal the decision to certify to the Israeli Supreme Court together with a motion to stay the proceedings of the class action until the motion for permission to appeal is adjudicated. We have filed our statement of defense to the underlying proceedings. The parties are currently engaged in mediation in an attempt to settle the matter. The underlying proceedings have been stayed pending the outcome of the mediation process and, if necessary, a decision on the motion to appeal.

Perrigo Company plc - Item 1
Note 14

Tysabri® Product Liability Lawsuits

We and our collaborator Biogen are co-defendants in product liability lawsuits arising out of the occurrence of Progressive Multifocal Leukoencephalopathy, a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®. Each co-defendant would be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. During calendar year 2016, one case in the U.S. was settled and two others were dismissed with prejudice. In April 2017, another case was dismissed with prejudice. While we intend to vigorously defend the remaining lawsuits, management cannot predict how these cases will be resolved. Adverse results in one or more of these lawsuits could result in substantial judgments against us.

Claim Arising from the Omega Acquisition

On December 16, 2016, we and Perrigo Ireland 2 brought an arbitral claim ("Claim") against Alychlo NV ("Alychlo") and Holdco I BE NV ("Holdco") (together the Sellers) in accordance with clause 26.2 of the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of the Belgian Centre for Arbitration and Mediation ("CEPANI"). Our Claim relates to the accuracy and completeness of information about Omega provided by the Sellers as part of the sale process, the withholding of information by the Sellers during that process and breaches of Sellers’ warranties. We are seeking monetary damages from the Sellers. The Sellers served their respective responses to the Claim on February 20, 2017. In its response, Alychlo has asserted a counterclaim for monetary damages contending that we breached the duty of good faith in performing the SPA. There can be no assurance that our Claim will be successful, and Sellers deny liability for the Claim. We deny that Alychlo is entitled to any relief (including monetary relief) under the counterclaim. The arbitration proceedings are confidential as required by the SPA and the rules of the CEPANI.

NOTE 15 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. The following reflects our restructuring activity (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Beginning balance	$51.5	$13.0	$19.7	$20.7
Additional charges	12.1	5.8	50.8	11.3
Payments	(23.6)	(6.6)	(30.7)	(24.8)
Non-cash adjustments	(0.3)	—	(0.1)	5.0
Ending balance	$39.7	$12.2	$39.7	$12.2

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges incurred during the three and six months ended July 1, 2017 were primarily associated with actions we took to streamline our organization as announced on February 21, 2017. During the three and six months ended July 1, 2017, $12.1 million and $50.8 million of restructuring expenses were recorded, respectively. Of the amount recorded during the six months ended July 1, 2017, $28.0 million was related to the CHCA segment. There were no other material restructuring programs that significantly impacted any other reportable segment. All charges are recorded in Restructuring expense. The remaining $35.5 million liability for employee severance benefits is expected to be paid within the next year, while the remaining $4.2 million liability for lease exit costs is expected to be incurred over the remaining terms of the applicable leases.

NOTE 16 – SEGMENT INFORMATION

Our reporting segments are as follows:

•	CHCA, comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract, infant formula and Animal Health categories).

Perrigo Company plc - Item 1
Note 16

•
CHCI, comprises our legacy Branded Consumer Healthcare segment and now includes our consumer focused businesses in the U.K., Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	RX, comprises our U.S. Prescription Pharmaceuticals business.

We also have an "Other" reporting segment that consists of our legacy API business, which does not meet the quantitative threshold required to be a separately reportable segment. Effective January 1, 2017, due to the sale of the Tysabri® financial asset, all legal expenses associated with the former Specialty Sciences segment were moved to unallocated expenses. Our segments reflect the way in which our chief operating decision maker reviews our operating results and allocates resources.

The below tables show select financial measures by reporting segment (in millions):

	Total Assets
	July 1, 2017	December 31, 2016
CHCA	$3,907.1	$3,351.3
CHCI	5,012.1	4,795.2
RX	2,560.8	2,646.4
Specialty Sciences	—	2,775.8
Other	312.2	301.4
Total	$11,792.2	$13,870.1

	Three Months Ended
	July 1, 2017			July 2, 2016
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHCA	$604.9	$104.2	$17.0	$629.9	$116.8	$17.6
CHCI	376.5	3.9	47.5	415.9	0.6	44.9
RX	240.4	69.3	22.3	276.9	92.6	25.9
Specialty Sciences	—	—	—	—	(3.8)	—
Other	16.1	4.1	0.4	17.8	(1.3)	0.5
Unallocated	—	(32.7)	—	—	(20.1)	—
Total	$1,237.9	$148.8	$87.2	$1,340.5	$184.8	$88.9

	Six Months Ended
	July 1, 2017			July 2, 2016
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHCA	$1,187.6	$179.2	$34.2	$1,269.0	$217.4	$35.7
CHCI	751.5	4.2	93.2	855.3	(395.8)	86.1
RX	457.8	157.5	44.6	525.0	184.0	51.4
Specialty Sciences	—	—	—	—	(5.2)	—
Other	35.0	9.7	0.8	38.5	4.2	0.9
Unallocated	—	(73.3)	—	—	(51.4)	—
Total	$2,431.9	$277.3	$172.8	$2,687.8	$(46.8)	$174.1

NOTE 17 – SUBSEQUENT EVENTS

On August 4, 2017, we signed a definitive agreement for the sale of our Israel API business to SK Capital for $110.0 million in cash, inclusive of a working capital adjustment. We expect to finalize the sale within the next six months, and the sale is not expected to have a material impact on our operations.

Perrigo Company plc - Item 2
Executive Overview

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q and our Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2016 Form 10-K and Part II, Item 1A of this Form 10-Q.

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

We are a leading global healthcare company that delivers value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and supplier of infant formulas for the store brand market. We also are a leading provider of branded OTC products throughout Europe and the U.S., as well as a leading producer of generic standard topical products such as creams, lotions, and gels, as well as inhalants and injections ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

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

We also have an "Other" reporting segment, which comprises our legacy Active Pharmaceutical Ingredients ("API") business, which does not meet the quantitative threshold required to be a separately reportable segment. Effective January 1, 2017, due to the sale of the Tysabri® financial asset, all legal expenses associated with the former Specialty Sciences segment were moved to unallocated expenses. For results by segment, see "Segment Results" below and Item 1. Note 16.

Perrigo Company plc - Item 2
Executive Overview

2017 Year-to-Date Highlights

•
On March 27, 2017, we completed the sale of our Tysabri® royalty stream, effective January 1, 2017, to Royalty Pharma for up to $2.85 billion, which consists of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we derecognized the Tysabri® financial asset and recorded a $17.1 million gain.

•	On April 6, 2017, we completed the sale of our Israel API business to Strides Shasun Limited for $22.2 million, inclusive of an estimated working capital adjustment.

•
On August 4, 2017, we signed a definitive agreement for the sale of our Israel API business to SK Capital for $110.0 million in cash, inclusive of a working capital adjustment. We expect to finalize the sale within the next six months, and the sale is not expected to have a material impact on our operations.

•	We completed $2.2 billion of debt repayments during the six months ended July 1, 2017.

RESULTS OF OPERATIONS

CONSOLIDATED

Restructuring

On February 21, 2017, we approved a workforce reduction plan as part of a larger cost optimization strategy across the Company. We expect to reduce our global workforce by approximately 750 employees, which includes some actions already taken and 235 employees who have elected to participate in a voluntary early retirement program. This represents a reduction of approximately 14% of our global non-production workforce.  The changes to our workforce will vary by country, based on legal requirements and required consultations with works councils and other employee representatives, as appropriate. During the six months ended July 1, 2017, we recognized $50.8 million of restructuring expenses due primarily to this cost optimization strategy.

In connection with this plan, we estimate that we will recognize total pre-tax restructuring charges of approximately $55.0 million to $65.0 million, consisting of one-time termination benefits, severance arrangements, and other termination costs. We expect to incur the majority of the remaining charges in 2017, with the balance to be recognized during the first quarter of the year ending December 31, 2018.

Our cost optimization strategy is expected to yield approximately $130.0 million in savings per annum by mid-2018. This is in addition to the savings that our supply chain organization continues to generate for both our North American and International segments.

Perrigo Company plc - Item 2
Consolidated

Consolidated Results

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017
Net sales	$1,340.5	$1,237.9	$2,687.8	$2,431.9
Gross profit	$546.5	$504.6	$1,079.6	$968.9
Gross profit %	40.8%	40.8%	40.2%	39.8%
Operating expenses	$361.7	$355.8	$1,126.4	$691.6
Operating expenses %	27.0%	28.7%	41.9%	28.4%
Operating income (loss)	$184.8	$148.8	$(46.8)	$277.3
Operating income (loss) %	13.8%	12.0%	(1.7)%	11.4%
Change in financial assets	$910.8	$38.7	$1,115.3	$21.6
Interest and other, net	$86.2	$51.2	$139.9	$100.9
Loss on extinguishment of debt	$—	$135.2	$0.4	$135.2
Income tax expense (benefit)	$(277.9)	$(6.7)	$(238.9)	$17.6
Net income (loss)	$(534.3)	$(69.6)	$(1,063.5)	$2.0

Details and analysis of our financial results for the three and six months ended July 1, 2017 are described below by reporting segment and line item. Refer to the "Interest, Other and Change in financial assets (Consolidated)" and "Unallocated Expenses" sections below for discussions related to our expenses.

Perrigo Company plc - Item 2
CHCA

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

•	We completed the sale of the Animal Health pet treats plant fixed assets on February 1, 2017 and received $7.7 million in proceeds (refer to Item 1. Note 2).

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	July 2, 2016	July 1, 2017
Net sales	$629.9	$604.9
Gross profit	$220.0	$203.8
Gross profit %	34.9%	33.7%
Operating income	$116.8	$104.2
Operating income %	18.5%	17.2%
Three Months Ended July 1, 2017 vs. Three Months Ended July 2, 2016

Net sales decreased $25.0 million, or 4%, over the prior year period due to:

•	The absence of $42.2 million in sales attributable to the U.S. Vitamins, Minerals, Supplements ("VMS") business, which was sold in August 2016 (refer to Item 1. Note 2); and

•	Discontinued products of $3.2 million; offset partially by

•	New product sales of $12.5 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®) and smoking cessation products; and

•	A net increase in sales of existing products of $8.3 million due to:

•	Higher sales in the dermatologic and smoking cessation categories and improved performance in our Mexico business; offset partially by

•	Pricing pressures and lower volumes in the cough/cold and analgesics categories; and

•	Decreased sales in our Animal Health category driven by increased competition on certain products.

Perrigo Company plc - Item 2
CHCA

Operating income decreased $12.6 million, or 11%, as a result of:

•	A decrease of $16.2 million in gross profit due to:

•	The absence of $7.1 million in gross profit as a result of the sale of the U.S. VMS business (refer to Item 1. Note 2); and

•	Sales of higher margin products in the previous year and pricing pressures as noted above; offset partially by

•	Positive contributions from supply chain manufacturing efficiencies.

•	A decrease of $3.6 million in operating expenses due to:

•	The absence of a $6.2 million impairment charge related to the U.S. VMS business (refer to Item 1. Note 2);

•	Decreased selling expenses of $2.9 million due to timing of promotions related to our Animal Health category; and

•	A $2.5 million gain related to contingent consideration (refer to Item 1. Note 6); offset partially by

•	A $4.1 million impairment charge recorded on idle property, plant and equipment; and

•	Increased restructuring expense of $4.0 million related primarily to cost reduction initiatives (refer to Item 1. Note 15).

•
Gross profit as a percentage of net sales was 1.2% lower due primarily to an unfavorable product mix and pricing in certain categories offset partially by positive contributions from supply chain and manufacturing efficiencies.

Six Month Comparison

	Six Months Ended
($ in millions)	July 2, 2016	July 1, 2017
Net sales	$1,269.0	$1,187.6
Gross profit	$415.9	$392.1
Gross profit %	32.8%	33.0%
Operating income	$217.4	$179.2
Operating income %	17.1%	15.1%
Six Months Ended July 1, 2017 vs. Six Months Ended July 2, 2016

Net sales decreased $81.4 million, or 6%, over the prior year period due to:

•	The absence of $89.2 million in sales attributable to the U.S. VMS business (refer to Item 1. Note 2);

•	Discontinued products of $8.2 million;

•	Unfavorable foreign currency movement of $2.5 million;

•	A net decrease in sales of existing products of $19.4 million due to:

•	Higher sales in the OTC contract category driven by new analgesic contracts; more than offset by

•	Lower sales in our infant nutrition category due to supply constraints;

•	Pricing pressures and lower volumes in the analgesics and gastrointestinal categories; and

•	Decreased sales in our Animal Health category driven by increased competition on certain products; offset partially by

•	New product sales of $37.8 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®) and smoking cessation products.

Perrigo Company plc - Item 2
CHCA

Operating income decreased $38.2 million, or 18%, as a result of:

•	A decrease of $23.8 million in gross profit due to:

•	The absence of $15.0 million in gross profit as a result of the sale of the U.S. VMS business (refer to Item 1. Note 2); and

•	Sales of higher margin products in th previous year and pricing pressures as noted above; offset partially by

•	Positive contributions from supply chain manufacturing efficiencies.

•	An increase of $14.4 million in operating expenses due to:

•	Increased restructuring expenses of $26.2 million related primarily to cost reduction initiatives (refer to Item 1. Note 15); and

•	A $4.1 million impairment charge recorded on idle property, plant and equipment; offset partially by

•	The absence of a $6.2 million impairment charge related to the U.S. VMS business (refer to Item 1. Note 2);

•	Decreased selling expenses of $6.8 million due primarily to timing of promotions related to our Animal Health category; and

•	Decreased Research and Development ("R&D") expenses of $3.1 million due to timing of clinical trials.

•
Operating income as a percentage of net sales was 2.0% lower due primarily to the once-off costs of the restructuring actions that we took as a result of our previously announced strategic initiatives.

CONSUMER HEALTHCARE INTERNATIONAL

Recent Trends and Developments

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

•
We continue to make progress on our previously announced restructuring plans to right-size the Omega business due to the impact of market dynamics on sales volumes. Management continues to evaluate the overall cost structure relative to current and expected market dynamics. During the six months ended July 1, 2017, we recognized $9.5 million of restructuring expense in the CHCI segment.

•	Management continues to evaluate the most effective business model for each country, aligning our sales infrastructure and actively integrating sales strategies with promotional programs.

•
During the three months ended July 1, 2017, management committed to a plan to sell our Russian business. As a result, the related assets and liabilities are classified as held-for-sale (refer to Item 1. Note 9).

The combination of these actions is expected to improve the segment's focus on higher value OTC products, reduce selling costs and improve operating margins in the segment.

Perrigo Company plc - Item 2
CHCI

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	July 2, 2016	July 1, 2017
Net sales	$415.9	$376.5
Gross profit	$187.6	$174.0
Gross profit %	45.1%	46.2%
Operating income	$0.6	$3.9
Operating income %	0.1%	1.0%

Three Months Ended July 1, 2017 vs. Three Months Ended July 2, 2016

Net sales decreased $39.4 million, or 9%, over the prior year period due primarily to:

•	The absence of $38.6 million in sales attributable to the cancellation of unprofitable distribution contracts;

•	Unfavorable foreign currency movement of $16.3 million; and

•	Discontinued products of $5.3 million; offset partially by

•	New product sales of $19.3 million and increased sales primarily in the cough/cold, allergy and analgesics categories.

Operating income increased $3.3 million, as a result of:

•	A decrease of $13.6 million in gross profit due primarily to:

•	Unfavorable foreign currency movement;

•	Decreased sales due to the exit of certain unprofitable distribution contracts; and

•	Lower margins in our U.K. store brand business.

•	A decrease of $16.9 million in operating expenses due primarily to:

•
A decrease of $21.4 million in selling and administrative expenses due to previously announced strategic initiatives to better align promotional investments with sales and cost reduction initiatives taken in the current year; offset partially by

•	Increased restructuring charges totaling $1.8 million related to strategic organizational enhancements; and

•	A $3.7 million impairment charge recorded related to the Russian business (refer to Item 1. Note 9).

•
Gross profit as a percentage of net sales was 1.1% higher due primarily to the exit of certain unprofitable distribution contracts, as described above, and the insource production of branded OTC products; offset by lower margins in our United Kingdom store brand business.

•
Operating income as a percentage of net sales was 0.9% higher due primarily to the exit of certain unprofitable distribution contracts and lower operating costs as a result of our previously announced strategic initiatives to better align promotional investments with sales and improve operating efficiencies.

Perrigo Company plc - Item 2
CHCI

Six Month Comparison

	Six Months Ended
($ in millions)	July 2, 2016	July 1, 2017
Net sales	$855.3	$751.5
Gross profit	$386.9	$343.5
Gross profit %	45.2%	45.7%
Operating income (loss)	$(395.8)	$4.2
Operating income (loss) %	(46.3)%	0.6%

Six Months Ended July 1, 2017 vs. Six Months Ended July 2, 2016

Net sales decreased $103.8 million, or 12%, over the prior year period due primarily to:

•	The absence of $96.4 million in sales attributable to the cancellation of unprofitable distribution contracts;

•	Unfavorable foreign currency movement of $36.7 million; and

•	Discontinued products of $7.3 million; offset partially by

•	New product sales of $38.8 million and increased sales primarily in the cough/cold, allergy and lifestyle categories.

Operating income increased $400.0 million due to:

•	A decrease of $43.4 million in gross profit due primarily to:

•	Unfavorable foreign currency movement; and

•	Decreased sales due to the exit of certain unprofitable distribution contracts.

•	A decrease of $443.4 million in operating expenses due primarily to:

•	A $3.7 million impairment charge recorded related to the Russian business (refer to Item 1. Note 9); more than offset by

•	The absence of intangible asset and goodwill impairment charges totaling $403.9 million recorded in the prior year period (refer to Item 1. Note 3); and

•
A decrease in selling and administrative expenses of $43.9 million due to previously announced strategic initiatives to better align promotional investments with sales and cost reduction initiatives taken in the current year.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We continue to experience a significant reduction in pricing expectations from historical levels in our RX segment due to industry and competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture supply chain productivity savings, low raw material commodity pricing, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact the segment for the foreseeable future, and we are forecasting a 9% to 11% pricing decline in this segment for the year ending December 31, 2017.

•
On November 10, 2016, we announced that as part of our portfolio review process we are conducting a comprehensive internal evaluation of the RX segment's market position, growth opportunities, and interdependencies with our manufacturing and shared service operations to determine if strategic alternatives should be explored.

Perrigo Company plc - Item 2
RX

•
During the three months ended December 31, 2016, the U.S. market for Entocort® (Budesonide) capsules, including both brand and authorized generic capsules, experienced significant and unexpected increased competition, which reduced our future revenue stream. We expect our net sales in the RX segment for the year ending December 31, 2017 will be negatively impacted by approximately $72.0 million.

•	During the six months ended July 1, 2017, we sold various Abbreviated New Drug Applications ("ANDAs") for $18.7 million.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	July 2, 2016	July 1, 2017
Net sales	$276.9	$240.4
Gross profit	$131.4	$119.1
Gross profit %	47.5%	49.6%
Operating income	$92.6	$69.3
Operating income %	33.5%	28.8%
Three Months Ended July 1, 2017 vs. Three Months Ended July 2, 2016

Net sales decreased $36.5 million, or 13%, due to:

•	Lower Entocort® sales of $26.4 million;

•	Decreased sales of other existing products of $14.1 million due primarily to pricing pressure across the portfolio; and

•	Discontinued products of $1.9 million; offset partially by

•	Increased sales volume of certain products; and

•	New product sales of $5.9 million due primarily to Testosterone 2% topical.

Segment operating income decreased $23.3 million, or 25%, as a result of:

•	A decrease of $12.3 million in gross profit due primarily to:

•	Lower Entocort® sales as noted above; and

•	Pricing pressure as discussed above.

•	An increase of $11.0 million in operating expenses due primarily to:

•	A $18.5 million impairment charge on certain definite-lived intangible assets (refer to Item 1. Note 3); offset partially by

•	Decreased selling expenses of $5.1 million due primarily to the absence of the specialty pharmaceuticals sale force restructuring initiative; and

•	Decreased R&D expenses of $3.9 million due to timing of clinical trials.

•	Gross profit as a percentage of net sales was 2.1% higher due primarily to improved product mix and reduced floor stock adjustments; offset by lower sales of Entocort® and pricing pressures.

•	Operating income as a percentage of net sales was 4.7% lower due primarily to lower sales of Entocort® and a current year definite-lived intangible asset impairment charge (refer to Item 1. Note 3).

Perrigo Company plc - Item 2
RX

Six Month Comparison

	Six Months Ended
($ in millions)	July 2, 2016	July 1, 2017
Net sales	$525.0	$457.8
Gross profit	$259.3	$215.4
Gross profit %	49.4%	47.0%
Operating income	$184.0	$157.5
Operating income %	35.0%	34.4%
Six Months Ended July 1, 2017 vs. Six Months Ended July 2, 2016

Net sales decreased $67.2 million, or 13%, due to:

•	Lower Entocort® sales of $51.6 million;

•	Decreased sales of existing products of $36.1 million due to decreased sales volume of certain products and pricing pressure across the portfolio; and

•	Discontinued products of $1.9 million; offset partially by

•	New product sales of $22.4 million due primarily to sales of benzoyl peroxide 5%-clindamycin 1% gel (a generic version of Benzaclin™) and Testosterone 2% topical.

Operating income decreased $26.5 million, or 14%, as a result of:

•	A decrease of $43.9 million in gross profit due primarily to:

•	Lower Entocort® sales as noted above;

•	Pricing pressure as discussed above; and

•	Decreased R&D expenses due to timing of clinical trials.

•	A decrease of $17.4 million in operating expenses due to:

•	Gain on sales of certain ANDAs of $23.0 million;

•	A $15.6 million gain related to contingent consideration (refer to Item 1. Note 6);

•	Decreased selling expenses of $8.5 million due primarily to the prior year specialty pharmaceuticals sales force restructuring initiative; and

•	Decreased R&D expenses of $6.8 million due to timing of clinical trials; offset partially by

•	Impairment charges related to certain definite-lived intangible assets and In-Process Research and Development ("IPR&D") of $30.7 million (refer to Item 1. Note 3); and

•	Increased restructuring expenses of $5.8 million related to the specialty pharmaceuticals sales force.

•	Gross profit as a percentage of net sales was 2.4% lower due primarily to lower sales of Entocort® as discussed above.

Perrigo Company plc - Item 2
Other

OTHER

Recent Trends and Developments

On August 4, 2017, we signed a definitive agreement for the sale of our Israel API business to SK Capital for $110.0 million in cash, inclusive of a working capital adjustment. We expect to finalize the sale within the next six months, and the sale is not expected to have a material impact on our operations.

On April 6, 2017, we completed the sale of our India API business to Strides Shasun Limited. We received $22.2 million of proceeds inclusive of an estimated working capital adjustment. Prior to closing the sale, we determined that the carrying value of the India API business exceeded its fair value less the cost to sell, resulting in an impairment charge of $35.3 million, which was recorded in Impairment charges on the Consolidated Statements of Operations for the year ended December 31, 2016.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	July 2, 2016	July 1, 2017
Net sales	$17.8	$16.1
Gross profit	$7.5	$8.5
Gross profit %	42.4%	52.6%
Operating income	$(1.3)	$4.1
Operating income %	(7.1)%	25.1%
Three Months Ended July 1, 2017 vs. Three Months Ended July 2, 2016

Net sales decreased $1.7 million due primarily to increased competition on certain products. Operating income increased $5.4 million due to a $1.0 million increase in gross profit driven by favorable product mix and a decrease of $4.4 million in operating expenses, related primarily to the absence of a $4.3 million impairment charge recorded on the India API business in the prior year.

Six Month Comparison

	Six Months Ended
($ in millions)	July 2, 2016	July 1, 2017
Net sales	$38.5	$35.0
Gross profit	$17.5	$18.7
Gross profit %	45.3%	53.4%
Operating income	$4.2	$9.7
Operating income %	10.8%	27.8%

Perrigo Company plc - Item 2
Other

Six Months Ended July 1, 2017 vs. Six Months Ended July 2, 2016

Net sales decreased $3.5 million due primarily to competition on certain products. Operating income increased $5.5 million due to a $1.2 million increase in gross profit driven by favorable product mix and a $4.3 million decrease in operating expenses, related primarily to the absence of a $4.3 million impairment charge recorded on the India API business in the prior year.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Six Months Ended
July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017
$20.1	$31.9	$51.4	$72.5

The increase of $11.8 million in unallocated expenses during the three months ended July 1, 2017 compared to the prior year period was due primarily to an increase in share-based compensation expense of $13.6 million driven primarily by the resignation of certain executives, which had a favorable impact on prior year period.

The increase of $21.1 million in unallocated expenses during the six months ended July 1, 2017 compared to the prior year period was due to an increase of $11.3 million of administrative expenses driven by legal and other professional fees, $5.8 million of restructuring expenses related to our cost reduction initiatives, and an increase of $4.1 million in share-based compensation driven primarily by the resignation of certain executives. Effective January 1, 2017, due to the sale of the Tysabri® financial asset, all legal expenses associated with the former Specialty Sciences segment were moved to unallocated expenses.

Interest, Other and Change in financial assets (Consolidated)

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017
Change in financial assets	$910.8	$38.7	$1,115.3	$21.6
Interest expense, net	$57.4	$45.1	$108.6	$98.4
Other expense, net	$28.8	$6.1	$31.3	$2.5
Loss on extinguishment of debt	$—	$135.2	$0.4	$135.2

Change in Financial Assets

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

We accounted for the Tysabri® royalty stream as a financial asset and elected to use the fair value option model. We made the election to account for the Tysabri® financial asset using the fair value option as we believed this method was most appropriate for an asset that did not have a par value, a stated interest stream, or a termination date. The financial asset acquired represented a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected probability

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

weighted future cash flows to be generated by the royalty stream. The financial asset was classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including industry analyst estimates for global Tysabri® sales, probability weighted as to the timing and amount of future cash flows along with certain discount rate assumptions. Cash flow forecasts included the estimated effect and timing of future competition, considering patents in effect for Tysabri® through 2024 and contractual rights to receive cash flows into perpetuity. The discounted cash flows were based upon the expected royalty stream forecasted into perpetuity using a 20-year discrete period with a declining rate terminal value.

In the first quarter of 2016, a competitor's pipeline product, Ocrevus®, received breakthrough therapy designation from the U.S. Food and Drug Administration ("FDA"). Breakthrough therapy designation is granted when a drug is intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In June 2016, the FDA granted priority review with a target action date in December 2016. A priority review is a designation when the FDA will direct overall attention and resources to the evaluation of applications for drugs that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. The product was approved late in the first quarter of 2017. The product is expected to compete with Tysabri®, and we expected it to have a significant negative impact on the Tysabri® royalty stream. Industry analysts believe that, based on released clinical study information, Ocrevus® will compete favorably against Tysabri® in the relapsing, remitting multiple sclerosis market segment due to its high efficacy and convenient dosage form.

Given the new market information for Ocrevus®, we used industry analyst estimates to reduce our first ten year growth forecasts from an average of growth of approximately 3.4% in the fourth calendar quarter of 2015 to an average decline of approximately minus 2.0% in the third and fourth calendar quarters of 2016. In November 2016, we announced we were evaluating strategic alternatives for the Tysabri® asset. As of December 31, 2016, the financial asset was adjusted based on the strategic review and sale process. These effects, combined with the change in discount rate each quarter, led to a reduction in fair value of $204.4 million, $910.8 million, $377.4 million and $1.1 billion in the first, second, third and fourth quarters of 2016, respectively.

On March 27, 2017, we announced the completed divestment of our Tysabri® royalty stream to Royalty Pharma for up to $2.85 billion, which consists of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended July 1, 2017. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $145.8 million as of July 1, 2017. We chose the fair value option as we believe it will help investors understand the potential future cash flows we may receive associated with the two contingent milestones.

We valued the contingent milestone payments using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma over time until payment of the contingent milestone payments is completed. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. We assumed volatility of 30.0% and a rate of return of 8.05% in the valuation of contingent milestone payments performed as of July 1, 2017. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. During the three months ended July 1, 2017, the fair value of the Royalty Pharma contingent milestone payments decreased $39.2 million as a result of a decrease in the estimated projected Tysabri® revenues due to the launch of Ocrevus® late in the first quarter of 2017 (refer to Item 1. Note 6).

Interest Expense, Net

Interest expense, net was $45.1 million and $98.4 million during the three and six months ended July 1, 2017, respectively, compared to $57.4 million and $108.6 million for the three and six months ended July 2, 2016, respectively. The $12.3 million and $10.2 million decreases were the result of the early debt repayments made

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

during the six months ended July 1, 2017. See the "Borrowings and Capital Resources" section below and Item 1. Note 10 for more information.

Other (Income) Expense, Net

Other expense, net was $6.1 million for the three months ended July 1, 2017, compared to $28.8 million for the three months ended July 2, 2016. The $22.7 million decrease in expense was due primarily to the absence of a $22.3 million equity investment impairment (refer to Item 1. Note 7), $1.6 million of favorable changes in cash balances held in foreign currencies, and a $1.8 million reduction in equity method losses, partially offset by a $5.9 million loss related to the pre-issuance hedge reclassification (refer to Item 1. Note 8).

Other expense, net was $2.5 million during the six months ended July 1, 2017, compared to $31.3 million for the six months ended July 2, 2016. The $28.8 million decrease in expense was due primarily to the absence of a $22.3 million equity investment impairment (refer to Item 1. Note 7), $4.2 million of favorable changes in cash balances held in foreign currencies, and a $4.1 million reduction in equity method losses, partially offset by a $5.9 million loss related to the pre-issuance hedge reclassification (refer to Item 1. Note 8).

Loss on Extinguishment of Debt

During the six months ended July 1, 2017, we recorded a $135.2 million loss on extinguishment of debt, which consisted of tender premium on debt repayments, transaction costs, write-off of deferred financing fees, and bond discounts related to the $500.0 million 3.500% senior notes due December 2021, $500.0 million 3.500% senior notes due March 2021, $400.0 million 4.900% senior notes due 2044, $800.0 million 4.000% senior notes due 2023, and $400.0 million 5.300% senior notes due 2043 (refer to Item 1. Note 10).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017
34.2%	8.7%	18.3%	89.9%

The tax rate for the six months ended July 1, 2017 was negatively impacted by non-deductible fees related to our debt cancellation and additional valuation allowances recorded against deferred tax assets.

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

In the United States, the Internal Revenue Service ("IRS") audit of our fiscal years ended June 27, 2009 and June 26, 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

(inclusive of interest) in November 2014, the statutory notice of deficiency asserted various additional adjustments, including transfer pricing adjustments. The statutory notice of deficiency's adjustments for fiscal years 2009 and 2010 asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the statutory notice of deficiency. To contest the IRS's adjustments, in January 2015 we paid the incremental tax obligation (a prerequisite to contesting the proposed adjustments in U.S. district court), and in June 2015, we filed an administrative request for a refund with the IRS. The payment was recorded during the three months ended March 28, 2015 as a deferred charge on the balance sheet given our anticipated action to recover this amount. The IRS subsequently denied our request for a refund. We anticipate filing a complaint in U.S. district court claiming a refund of the paid amounts in August 2017.

The IRS issued a statutory notice of deficiency on April 20, 2017 for the IRS audits of our fiscal years ended June 25, 2011 and June 30, 2012. While we agreed to certain adjustments with respect to these years in October 2016 and made minimal associated payments, the statutory notice of deficiency asserted various additional adjustments, including transfer pricing adjustments. The statutory notice of deficiency for fiscal years 2011 and 2012 asserted an incremental tax obligation of approximately $74.2 million, inclusive of interest and penalties. We disagree with the IRS's positions asserted in this notice. In anticipation of contesting the IRS's adjustments, in May 2017 we paid the incremental tax obligation (a prerequisite to contesting the proposed adjustments in U.S. District Court) and filed an administrative request for a refund. The payment was recorded in the second quarter of the year ending December 31, 2017 as a deferred charge on the balance sheet given our anticipated action to recover this amount.

On December 22, 2016, we received a notice of proposed adjustment for the IRS audit of Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan Corporation plc (“Elan”) acquired in 1996, for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. Perrigo acquired Elan in December 2013. This proposed adjustment relates to the deductibility of litigation costs. We disagree with the IRS’s position asserted in the notice of proposed adjustment and intend to contest it.

On July 11, 2017, we received a draft notice of proposed adjustment associated with transfer pricing positions for the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. Athena was the originator of the patents associated with Tysabri® prior to the acquisition of Athena by Elan in 1996. The amount of adjustments that may be asserted by the IRS in the final notice of proposed adjustment cannot be quantified at this time; however, based on the draft notice received, the amount to be assessed may be material. We disagree with the IRS’s position as asserted in the draft notice of proposed adjustment and intend to contest it.

Unfavorable resolutions of the audit matters discussed above could have a material impact on our consolidated financial statements in future periods.

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Israel and France. The IRS is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014. The Israel Tax Authority is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014. The French Tax Authority is currently auditing the years ended December 2014, December 2015 and December 2016.

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

Operating Activities

	Six Months Ended
(in millions)	July 2, 2016	July 1, 2017	Increase/(Decrease)
Cash Flows From (For) Operating Activities
Net income (loss)	$(1,063.5)	$2.0	$1,065.5
Non-cash adjustments	1,463.8	442.3	(1,021.5)
Subtotal	400.3	444.3	44.0

Increase (decrease) in cash due to:
Accounts receivable	41.2	51.8	10.6
Inventories	4.7	(4.6)	(9.3)
Accounts payable	(47.0)	(6.0)	41.0
Payroll and related taxes	(39.2)	(37.9)	1.3
Accrued customer programs	(44.2)	(13.8)	30.4
Accrued liabilities	(53.9)	(49.4)	4.5
Accrued income taxes	(2.8)	(85.8)	(83.0)
Other	(29.4)	(13.3)	16.1
Subtotal	$(170.6)	$(159.0)	$11.6

Net cash from operating activities	$229.7	$285.3	$55.6

We generated $285.3 million of cash from operating activities during the six months ended July 1, 2017, a $55.6 million increase over the prior year period, due to the following:

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

•
Increased net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in the fair value of the Tysabri® royalty stream, and depreciation and amortization;

•	Changes in accounts payable due primarily to changes to the Omega accounts payable structure that occurred in the prior year period;

•	Changes in accrued customer-related programs due to the pricing dynamics in the RX segment; and

•	Changes in accounts receivable due to timing of receipt of payments; offset primarily by

•
Changes in accrued income taxes due primarily to the annual effective tax rate computation impacts in the current quarter and a tax obligation payment made in current year period (refer to Item 1. Note 13).

Investing Activities

	Six Months Ended
($ in millions)	July 2, 2016	July 1, 2017	Increase/(Decrease)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	$169.9	$85.7	$(84.2)
Acquisitions of businesses, net of cash acquired	(419.7)	—	419.7
Additions to property and equipment	(57.1)	(37.2)	19.9
Net proceeds from sale of business and other assets	—	37.2	37.2
Proceeds from sale of the Tysabri® royalty stream	—	2,200.0	2,200.0
Other investing	(1.0)	(3.7)	(2.7)
Net cash from (for) investing activities	$(307.9)	$2,282.0	$2,589.9

Cash generated from investing activities totaled $2.3 billion for the six months ended July 1, 2017, compared to cash used of $307.9 million in the prior year period. The inflow in the current year was due primarily to the completed divestment of our Tysabri® royalty stream to Royalty Pharma, for which we received $2.2 billion in cash at closing (refer to Item 1. Note 6). The outflow in the prior year was due primarily to the acquisition of a portfolio of generic dosage forms and strengths of Retin-A® ("Tretinoin"), a topical prescription acne treatment from Mattawan Pharmaceuticals, LLC, which used $416.4 million in cash. Cash used for capital expenditures totaled $37.2 million during the six months ended July 1, 2017 compared to $57.1 million in the prior year period. The decrease in cash used for capital expenditures over the prior year period was due primarily to several large infrastructure projects nearing completion.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Financing Activities

	Six Months Ended
($ in millions)	July 2, 2016	July 1, 2017	Increase/(Decrease)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	$1,190.3	$—	$(1,190.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	(803.9)	—	803.9
Payments on long-term debt	(28.7)	(2,229.1)	(2,200.4)
Deferred financing fees	(2.4)	(4.0)	(1.6)
Premium on early debt retirement	—	(116.1)	(116.1)
Issuance of ordinary shares	3.5	0.2	(3.3)
Repurchase of ordinary shares	—	(58.2)	(58.2)
Cash dividends	(41.6)	(46.0)	(4.4)
Other financing	(11.7)	4.7	16.4
Net cash from (for) financing activities	$305.5	$(2,448.5)	$(2,754.0)

Cash used for financing activities totaled $2.4 billion for the six months ended July 1, 2017, compared to $305.5 million of cash generated from financing activities for the comparable prior year period. In the current year period, cash used for financing included $2.2 billion of repayments on long-term debt and $116.1 million of discounts on early debt retirement related to the current year debt extinguishment and $58.2 million in share repurchases, as discussed below. In the prior year period, the cash generated from financing activities was due primarily to borrowings of $1.2 billion of long-term debt, offset in part by net repayments on our revolving credit agreements and other short-term financing of $803.9 million. For more information see "Borrowings and Capital Resources" below and Item 1. Note 10.

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

On October 22, 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion (the "2015 Authorization"). During the six months ended July 1, 2017, we repurchased 812,184 ordinary shares at an average repurchase price of $71.67 per share, for a total of $58.2 million. As of July 1, 2017, there was $1.4 billion still available to be repurchased through December 31, 2018 under the 2015 Authorization. We did not repurchase any shares under the share repurchase plan during the six months ended July 2, 2016.

Borrowings and Capital Resources

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no balances outstanding under the facilities at July 1, 2017 and December 31, 2016.

Accounts Receivable Factoring

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.07% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus 50 to 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $27.0 million and $50.7 million at July 1, 2017 and December 31, 2016, respectively.

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

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below to repay the $435.0 million then outstanding under the 2014 Revolver. There were no borrowings outstanding under the 2014 Revolver as of July 1, 2017.

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

We had $3.2 billion and $5.4 billion outstanding under our notes and bonds, and $428.6 million and $420.7 million outstanding under our term loan, as of July 1, 2017 and December 31, 2016, respectively. On September 29, 2016, we repaid the 1.300% senior notes due 2016 in full.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019, and we entered into a $300.0 million term loan tranche maturing December 18, 2015, which we repaid in full on June 25, 2015.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Debt Repayments

During the six months ended July 1, 2017, we reduced our outstanding debt through a variety of transactions (in millions):

Date	Series	Transaction Type	Principal Retired
April 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	$13.3
July 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	14.5
May 8, 2017	$600.0 2.300% senior notes due 2018	Early redemption	600.0
May 23, 2017	€180.0 4.500% retail bonds due 2017	Scheduled maturity	201.3
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	190.4
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	219.6
June 15, 2017	$800.0 4.000% senior notes due 2023	Tender offer	584.4
June 15, 2017	$400.0 5.300% senior notes due 2043	Tender offer	309.5
June 15, 2017	$400.0 4.900% senior notes due 2044	Tender offer	96.1
			$2,229.1

As previously disclosed, during the three months ended April 1, 2017 we entered into amendments to the 2014 Revolver and the 2014 Term Loan to modify provisions of such agreements necessary as a result of the correction in accounting related to the Tysabri® royalty stream, as well as waivers of any default or event of default that may have arisen from any restatement of or deficiencies in our financial statements for the periods specified in such amendments and waivers. We are in compliance with all covenants under our debt agreements as of July 1, 2017.

See Item 1. Note 10 for more information on all of the above debt facilities.

Credit Ratings

Our credit ratings on July 1, 2017 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Global Ratings, respectively.

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

Contractual Obligations and Commitments

Other than the obligations related to the changes to our debt structure in relation to the repayments, as discussed in Item 1. Note 10, there were no material changes in contractual obligations as of July 1, 2017 from those provided in our 2016 Form 10-K. See below for a revised schedule of our enforceable and legally binding obligations as of July 1, 2017 related to our short and long-term debt arrangements.

	Payment Due by Period (in millions)
	2017(1)	2018 - 2019	2020 - 2021	After 2021	Total
Short and long-term debt(2)	$452.8	$791.8	$811.9	$2,853.8	$4,910.3

(1)     Reflects remaining six months of 2017.

(2)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at July 1, 2017.

Perrigo Company plc - Item 3
Quantitative and Qualitative Disclosures

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of July 1, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 1, 2017 because of the material weaknesses in our internal control over financial reporting described below.

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

Tysabri® Contingent Payments

We acquired the Tysabri® royalty stream in our acquisition of Elan Pharmaceuticals plc (“Elan”) in December 2013, and at the time of the acquisition, concluded that the right to receive quarterly royalty payments from Biogen Idec Inc. should be an intangible asset and such payments recognized as revenue in our financial statements. As discussed in Item 4.02 of our Form 8-K filed on April 25, 2017, during the 2016 year-end close process, and in anticipation of our potential sale of the Tysabri® royalty rights and the 2018 adoption of ASC 606 Revenue from Contracts with Customers, we re-evaluated the historical classification of the Tysabri® royalty stream as an intangible asset and concluded that it should have been reflected in the financial statements as a financial asset as of its 2013 acquisition date. As part of this evaluation, management determined that its control over the review of the application of the accounting guidance in ASC 805 Business Combinations did not operate effectively in the appropriate identification of the assets acquired and liabilities assumed in connection with the Elan acquisition in December 2013. All of our originally filed financial statements through the filing of the Form 10-Q for the quarter ended October 1, 2016, as originally filed on November 10, 2016, included the disclosure of the Elan acquisition with the Tysabri® royalty stream presented as an intangible asset. In addition, due to the fact that the asset was historically classified as an intangible asset, we did not design or implement controls around the fair value accounting for the Tysabri® royalty stream as a financial asset, so these controls were not in place at any quarter end subsequent to the acquisition, including the date of the quarterly and annual assessment of internal control. Accordingly, management concluded that these control deficiencies represent material weaknesses.

Income Taxes

Management has determined that we did not design or maintain effective management review controls related to our (1) evaluation of non-routine transactions that impact our effective tax rate on an annual and interim basis and (2) determination of our deferred taxes in connection with business combinations.

During our quarterly and annual fiscal 2016 close processes, management determined that the design and operating effectiveness of our controls around the evaluation of non-routine events did not operate appropriately. As

Perrigo Company plc - Item 4
Controls and Procedures

disclosed in our Form 10-Q for the quarterly period ended April 2, 2016, our management review controls did not operate at a sufficient level of precision to ensure interim income taxes were properly recorded and disclosed in our condensed consolidated financial statements in connection with the recording of an indefinite-lived intangible asset impairment and estimated goodwill impairment as part of the Company’s controls to evaluate non-routine events that occur during a quarterly period and the related income tax impacts. These control deficiencies resulted in a material misstatement in income taxes in the preliminary financial statements for the quarter ended April 2, 2016. Additionally, these controls remained unremediated as of July 1, 2017, as they were in February 2017, when we identified that these controls did not appropriately evaluate the need for a valuation allowance. ASC 740, Income Taxes, requires a company to record a valuation allowance to reduce a deferred tax asset to its net realizable value. Our controls related to consideration of non-routine transactions or events were not designed and did not operate appropriately and identify whether a valuation allowance was needed as they did not identify that we entered into a three year cumulative loss and did not consider the positive and negative evidence in evaluating the potential sources of taxable income in determining whether a valuation allowance was required in the consolidated financial statements.

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

In addition, following our identification of misstatements in certain of our previous financial statements, we designed and initiated certain controls around the accounting for the Tysabri® royalty stream as a financial asset. These controls that we implemented include: (1) review procedures related to the fair value estimation process, such as the use of relevant data and key assumptions utilized in the projections of future cash flows and calculation of discount rates and (2) management review controls over key assumptions and methodologies used in the

Perrigo Company plc - Item 4
Controls and Procedures

calculations. Based on the testing performed on these newly implemented controls around the accounting for financial assets in the first and second quarter of 2017, we have concluded that these controls have been designed appropriately and are operating effectively. As such, we consider this material weakness to be remediated as of July 1, 2017.

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

To remediate the material weakness in internal control over financial reporting related to the identification of assets groups as part of our impairment testing, we have begun, with oversight from the Audit Committee, to:

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

Changes in Internal Control over Financial Reporting

Other than as described above under "Remediation Plan for Material Weaknesses" related to the accounting for financial assets, there have been no changes in our internal control over financial reporting during the three months ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 14 of the Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1A
Risk Factors

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K, other than described below.

We identified material weaknesses in our internal controls over financial reporting; failure to remediate the material weaknesses could negatively impact our business and the price of our ordinary shares.

In connection with our review of certain material misstatements related to the characterization of the Tysabri® royalty stream acquired in the Elan transaction, as well as material misstatements related to the calculation of deferred tax liabilities that existed at the time of the acquisition of Omega, and the evaluation of long-lived assets in our Animal Health reporting unit for impairment testing, in each case contained in certain of our historical financial statements, we concluded that there were material weaknesses in our internal control over financial reporting that contributed to those misstatements. As a result of the material weaknesses, which existed at December 31, 2016 and remained at July 1, 2017, we have concluded that we did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, April 1, 2017 or July 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The failure to maintain effective control over financial reporting in turn resulted in material deficiencies in our disclosure controls and procedures.

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

We are currently involved in a search for a new Chief Executive Officer and a subsequent search for a permanent Chief Financial Officer. If these searches are delayed, our business could be negatively impacted.

On June 5, 2017, we announced the forthcoming retirement of John T. Hendrickson as our Chief Executive Officer. Mr. Hendrickson will continue to serve as our Chief Executive Officer and a member of our Board until such time as a successor has been appointed. Our Board of Directors has initiated a Chief Executive Officer search process and has retained an executive search and leadership advisory firm to assist with the process of identifying and evaluating candidates.

In addition, on February 21, 2017, we announced the resignation of Judy L. Brown as our Executive Vice President, Business Operations and Chief Financial Officer, effective February 27, 2017. Since that time, Ronald L. Winowiecki has served as our acting Chief Financial Officer. Although Mr. Winowiecki remains a key candidate for our permanent Chief Financial Officer, our Board of Directors has suspended its Chief Financial Officer search during its search for Mr. Hendrickson’s successor as Chief Executive Officer. There are no assurances concerning the timing or outcome of our search for a new Chief Executive Officer or subsequent search for a permanent Chief Financial Officer. If there are any delays in this process, or if any transition is not successful, our business could be negatively impacted.

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

Perrigo Company plc - Item 1A
Risk Factors

•
In the United States, the Internal Revenue Service (“IRS”) audit of our fiscal years ended June 27, 2009 and June 26, 2010 had previously concluded with the issuance of a statutory notice of deficiency on August 27, 2014. While we had previously agreed on certain adjustments and made associated payments of $8.0 million (inclusive of interest) in November 2014, the statutory notice of deficiency asserted various additional adjustments, including transfer pricing adjustments. The statutory notice of deficiency's adjustments for fiscal years 2009 and 2010 asserted an incremental tax obligation of approximately $68.9 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in the statutory notice of deficiency. To contest the IRS’s adjustments, in January 2015 we paid the incremental tax obligation (a prerequisite to contesting the proposed adjustments in U.S. district court), and in June 2015, we filed an administrative request for a refund with the IRS. The IRS subsequently denied our request for a refund. We anticipate filing a complaint in U.S. district court claiming a refund of the paid amounts in August 2017.

•
The IRS issued a statutory notice of deficiency on April 20, 2017 for the IRS audits of our fiscal years ended June 25, 2011 and June 30, 2012. While we agreed to certain adjustments with respect to these years in October 2016 and made minimal associated payments, the statutory notice of deficiency asserted various additional adjustments, including transfer pricing adjustments. The statutory notice of deficiency for fiscal years 2011 and 2012 asserted an incremental tax obligation of approximately $74.2 million, inclusive of interest and penalties. We disagree with the IRS’s positions asserted in this notice. In anticipation of contesting the IRS’s adjustments, in May 2017 we paid the incremental tax obligation (a prerequisite to contesting the proposed adjustments in U.S. district court) and expect to file an administrative request for refund.

•
On December 22, 2016, we received a notice of proposed adjustment for the IRS audit of Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan Corporation plc (“Elan”) acquired in 1996, for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. We acquired Elan in December 2013. This proposed amendment relates to the deductibility of litigation costs. We disagree with the IRS’s position asserted in the notice of proposed adjustment and intend to contest it.

On July 11, 2017, we received a draft notice of proposed adjustment associated with transfer pricing positions for the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. Athena was the originator of the patents associated with Tysabri® prior to the acquisition of Athena by Elan in 1996. The amount of adjustments that may be asserted by the IRS in the final notice of proposed adjustment cannot be quantified at this time; however, based on the draft notice received, the amount to be assessed may be material. We disagree with the IRS’s position as asserted in the draft notice of proposed adjustment and intend to contest it.

There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, we cannot predict the outcome of any audit or related litigation. Unfavorable resolutions of the audit matters discussed above could have a material impact on our consolidated financial statements in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended July 1, 2017 was as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase(1)
April 1 - April 30, 2017	—	$—	—	$1.50	billion
May 1 - May 31, 2017	—	$—	—	$1.50	billion
June 1 - June 30, 2017	812,184	$71.67	812,184
Total	812,184			$1.44	billion

(1) The remaining $1.44 billion in the table represents the amount available to be repurchased under our 2015 Authorization as of July 1, 2017.

Perrigo Company plc - Item 1A
Risk Factors

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 19, 2013).

3.2	Memorandum and Articles of Association of Perrigo Company plc, as amended and restated (filed herewith).

3.3	Memorandum and Articles of Association of Perrigo Company plc, as amended and restated (marked copy) (filed herewith).

10.1
Amendment No. 5 and Waiver to Revolving Credit Agreement, dated as of April 19, 2017, among Perrigo Company plc, Perrigo Finance Unlimited Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2017).

10.2
Amendment No. 5 and Waiver to Term Loan Credit Agreement, dated as of April 19, 2017, among Perrigo Company plc, Perrigo Finance Unlimited Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 25, 2017).

10.3
Amendment No.1 to Employment Agreement, effective as of June 5, 2017, made by and among Perrigo Company plc, Perrigo Management Company and John T. Hendrickson (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2017).

10.4	Perrigo Company Employee Severance Programme - Ireland, effective December 18, 2016 (filed herewith).

10.5	Perrigo Company plc Executive Committee Severance Policy, effective as of June 14, 2017 (filed herewith).

10.6	Forms of Amendment to Service-Based Restricted Stock Unit Award Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (filed herewith).

10.7	Forms of Amendment to Performance-Based Restricted Stock Unit Award Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (filed herewith).

10.8	Forms of Amendment to Nonqualified Stock Option Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (filed herewith).

31.1	Rule 13a-14(a) Certification by John T. Hendrickson, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Ronald L. Winowiecki, Acting Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	August 10, 2017	By: /s/ John T. Hendrickson
John T. Hendrickson
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2017	By: /s/ Ronald L. Winowiecki
Ronald L. Winowiecki
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)