Form 10-Q
period 2017-09-30
PERRIGO Co plc
filed 2017-11-09
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	(Do not check if smaller reporting company)
Smaller reporting company	[ ]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of November 3, 2017, there were 140,840,721 ordinary shares outstanding.

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

Please see Item 1A of our Form 10-K for the year ended December 31, 2016 for a discussion of certain important risk factors that relate to forward-looking statements contained in this report and Part II, Item 1A of this Form 10-Q. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; the success of management transition; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information; potential impacts of ongoing or future government investigations and regulatory initiatives; resolution of uncertain tax positions; the impact of U.S. tax reform legislation; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions, and our ability to realize the desired benefits thereof; and the ability to execute and achieve the desired benefits of announced cost-reduction efforts and other initiatives. In addition, we may identify and be unable to remediate one or more material weaknesses in our internal control over financial reporting. Furthermore, we and/or our subsidiaries may incur additional tax liabilities in respect of 2016 and prior years as a result of any restatement or may be found to have breached certain provisions of Irish company legislation in respect of prior financial statements and if so may incur additional expenses and penalties. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2016, in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$1,231.3	$1,261.6	$3,663.1	$3,949.3
Cost of sales	733.5	777.1	2,196.4	2,385.2
Gross profit	497.8	484.5	1,466.7	1,564.1

Operating expenses
Distribution	21.5	21.6	64.2	65.9
Research and development	38.4	50.2	120.8	142.5
Selling	143.5	154.6	454.1	506.9
Administration	123.3	105.4	326.9	317.2
Impairment charges	7.8	1,614.4	47.4	2,028.8
Restructuring	3.8	6.6	54.7	17.9
Other operating income	(2.9)	—	(41.0)	—
Total operating expenses	335.4	1,952.8	1,027.1	3,079.2

Operating income (loss)	162.4	(1,468.3)	439.6	(1,515.1)

Change in financial assets	2.6	377.4	24.2	1,492.6
Interest expense, net	34.7	54.6	133.1	163.2
Other (income) expense, net	(3.6)	1.0	(1.1)	32.4
Loss on extinguishment of debt	—	0.7	135.2	1.1
Income (loss) before income taxes	128.7	(1,902.0)	148.2	(3,204.4)
Income tax expense (benefit)	84.2	(311.8)	101.8	(550.7)
Net income (loss)	$44.5	$(1,590.2)	$46.4	$(2,653.7)

Earnings (loss) per share
Basic	0.31	(11.10)	$0.33	$(18.53)
Diluted	$0.31	$(11.10)	$0.32	$(18.53)

Weighted-average shares outstanding
Basic	141.3	143.3	142.5	143.2
Diluted	141.7	143.3	142.8	143.2

Dividends declared per share	$0.160	$0.145	$0.480	$0.435

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income (loss)	$44.5	$(1,590.2)	$46.4	$(2,653.7)
Other comprehensive income:
Foreign currency translation adjustments	69.9	27.5	289.9	71.5
Change in fair value of derivative financial instruments, net of tax	0.1	3.6	8.7	(3.5)
Change in fair value of investment securities, net of tax	(8.1)	9.8	(24.4)	18.4
Change in post-retirement and pension liability, net of tax	(1.2)	(0.2)	(1.2)	0.4
Other comprehensive income, net of tax	60.7	40.7	273.0	86.8
Comprehensive income (loss)	$105.2	$(1,549.5)	$319.4	$(2,566.9)
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$775.9	$622.3
Accounts receivable, net of allowance for doubtful accounts of $6.2 million and $6.3 million, respectively	1,076.6	1,176.0
Inventories	821.9	795.0
Prepaid expenses and other current assets	297.4	212.0
Total current assets	2,971.8	2,805.3
Property, plant and equipment, net	822.3	870.1
Financial assets	—	2,350.0
Goodwill and other indefinite-lived intangible assets	4,255.4	4,163.9
Other intangible assets, net	3,347.4	3,396.8
Non-current deferred income taxes	22.4	72.1
Other non-current assets	423.3	211.9
Total non-current assets	8,870.8	11,064.8
Total assets	$11,842.6	$13,870.1
Liabilities and Shareholders’ Equity
Accounts payable	$477.1	$471.7
Payroll and related taxes	133.4	115.8
Accrued customer programs	368.8	380.3
Accrued liabilities	274.6	263.3
Accrued income taxes	61.5	32.4
Current indebtedness	417.1	572.8
Total current liabilities	1,732.5	1,836.3
Long-term debt, less current portion	3,275.7	5,224.5
Non-current deferred income taxes	357.7	389.9
Other non-current liabilities	434.9	461.8
Total non-current liabilities	4,068.3	6,076.2
Total liabilities	5,800.8	7,912.5
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value, 10 million shares authorized	—	—
Ordinary shares, €0.001 par value, 10 billion shares authorized	7,900.1	8,135.0
Accumulated other comprehensive income (loss)	191.2	(81.8)
Retained earnings (accumulated deficit)	(2,049.6)	(2,095.1)
Total controlling interest	6,041.7	5,958.1
Noncontrolling interest	0.1	(0.5)
Total shareholders’ equity	6,041.8	5,957.6
Total liabilities and shareholders' equity	$11,842.6	$13,870.1

Supplemental Disclosures of Balance Sheet Information
Ordinary shares, issued and outstanding (in millions)	140.8	143.4

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash Flows From (For) Operating Activities
Net income (loss)	$46.4	$(2,653.7)
Adjustments to derive cash flows
Depreciation and amortization	333.1	338.4
Share-based compensation	28.1	15.3
Impairment charges	47.4	2,028.8
Change in financial assets	24.2	1,492.6
Loss on extinguishment of debt	135.2	1.1
Restructuring charges	54.7	17.9
Deferred income taxes	(16.3)	(674.1)
Amortization of debt premium	(18.4)	(24.6)
Other non-cash adjustments, net	(27.2)	34.5
Subtotal	607.2	576.2
Increase (decrease) in cash due to:
Accounts receivable	38.4	113.0
Inventories	(28.3)	25.1
Accounts payable	(6.0)	(57.7)
Payroll and related taxes	(36.7)	(40.0)
Accrued customer programs	(15.8)	(73.7)
Accrued liabilities	(18.8)	(90.0)
Accrued income taxes	(61.5)	5.2
Other, net	3.5	(9.4)
Subtotal	(125.2)	(127.5)
Net cash from operating activities	482.0	448.7
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	86.4	259.5
Acquisitions of businesses, net of cash acquired	—	(436.8)
Asset acquisitions	—	(65.1)
Additions to property, plant and equipment	(55.2)	(84.6)
Net proceeds from sale of business and other assets	46.7	58.5
Proceeds from sale of the Tysabri® financial asset	2,200.0	—
Other investing, net	(5.8)	(1.0)
Net cash from (for) investing activities	2,272.1	(269.5)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	—	1,190.3
Payments on long-term debt	(2,243.7)	(545.8)
Borrowings (repayments) of revolving credit agreements and other financing, net	—	(803.6)
Deferred financing fees	(4.2)	(2.8)
Premium on early debt retirement	(116.1)	(0.6)
Issuance of ordinary shares	0.5	8.2
Repurchase of ordinary shares	(191.5)	—
Cash dividends	(68.7)	(62.4)
Other financing	2.7	(17.4)
Net cash (for) financing activities	(2,621.0)	(234.1)
Effect of exchange rate changes on cash and cash equivalents	20.5	(0.2)
Net increase (decrease) in cash and cash equivalents	153.6	(55.1)
Cash and cash equivalents, beginning of period	622.3	417.8
Cash and cash equivalents, end of period	$775.9	$362.7

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

We are a leading global healthcare company, delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We also are a leading provider of branded OTC products throughout Europe and the U.S., as well as a leading producer of generic standard topical products such as creams, lotions, and gels, as well as inhalants and injections ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

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
January 1, 2017
We early adopted this new standard and will apply it prospectively when determining whether transactions should be accounted for as asset acquisitions (divestitures) or business combinations (divestitures). During the nine months ended September 30, 2017, we applied the new guidance when determining whether certain product divestitures represented sales of assets or businesses.

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
January 1, 2018
We continue to evaluate the implications of adoption of the new revenue standard on our Consolidated Financial Statements. We have completed an initial assessment and are in the process of quantifying the adoption impact, if any, related to certain topics identified through our evaluation process. Our assessment of the new revenue standard has been focused on, but has not been limited to, the concepts of over-time versus point-in-time revenue recognition patterns, variable consideration, and identification of performance obligations. We will not complete our final assessment and quantification of the impact of the new revenue standard on our Consolidated Financial Statements until the adoption date. Our analysis indicates that certain contract manufacturing and private label arrangements may require revenue recognition over-time in situations in which we produce products that have no alternative use and we have an enforceable right to payment for performance completed to date, inclusive of a reasonable profit margin. This may result in an acceleration of revenue recognition for certain contractual arrangements as compared to recognition under current accounting literature. We plan to adopt the new revenue standard effective January 1, 2018 using the modified retrospective method.

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
Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities
The objective of this simplification update is to improve the decision usefulness of financial instrument reporting, and it principally affects accounting for equity investments currently classified as available for sale and financial liabilities where the fair value option has been elected. Entities will have to measure many equity investments at fair value and recognize changes in fair value in net income rather than other comprehensive income as required under current U.S. GAAP.
January 1, 2018
We have identified certain investments that will require an adjustment, however, at this time, we are unable to estimate the impact of adopting this standard as the significance of the impact will depend upon our equity investments as of the date of adoption.

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
January 1, 2019
We are currently evaluating the implications of adoption on our Consolidated Financial Statements and have commenced the first step of identifying a task force to take the lead in implementing the new Lease standard.

Derivatives and Hedging
This update was issued to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. In addition, the amendments simplify the application of hedge accounting in certain situations. Under the new rule, the entity’s ability to hedge non-financial and financial risk components is expanded. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and also eases certain documentation and assessment requirements. Early adoption is permitted.
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
Intangibles - Goodwill and Other Simplifying the Test for Goodwill
The objective of this update is to reduce the cost and complexity of subsequent goodwill accounting by simplifying the impairment test by removing the Step 2 requirement to perform a hypothetical purchase price allocation when the carrying value of a reporting unit exceeds its fair value. If a reporting unit’s carrying value exceeds its fair value, an entity would record an impairment charge based on that difference, limited to the amount of goodwill attributed to that reporting unit. The proposal would not change the guidance on completing Step 1 of the goodwill impairment test. The proposed guidance would be applied prospectively. Early adoption is permitted.
		January 1, 2020	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.

Perrigo Company plc - Item 1
Note 2

NOTE 2 – DIVESTITURES

Current Year Divestitures

On January 3, 2017, we sold certain Abbreviated New Drug Applications ("ANDAs") for $15.0 million to a third party, which was recorded as a gain in Other operating income on the Condensed Consolidated Statements of Operations in our Prescription Pharmaceuticals ("RX") segment.

On February 1, 2017, we completed the sale of the animal health pet treats plant fixed assets within our Consumer Healthcare Americas ("CHCA") segment, which were previously classified as held-for sale. We received $7.7 million in proceeds, which resulted in an immaterial loss.

On April 6, 2017, we completed the sale of our India Active Pharmaceutical Ingredients ("API") business to Strides Shasun Limited. We received $22.2 million of proceeds, inclusive of an estimated working capital adjustment, which resulted in an immaterial gain recorded in our Other segment. Prior to closing the sale, we determined that the carrying value of the India API business exceeded its fair value less the cost to sell, resulting in an impairment charge of $35.3 million, which was recorded in Impairment charges on the Consolidated Statements of Operations for the year ended December 31, 2016.

On August 25, 2017, we completed the sale of our Russian business, which was previously classified as held-for-sale, to Alvogen Pharma LLC and Alvogen CEE Kft. The total sale price was €12.7 million ($15.1 million), inclusive of an estimated working capital adjustment, which resulted in an immaterial gain recorded in our Consumer Healthcare International ("CHCI") segment. Prior to closing the sale, we determined that the carrying value of the Russian business exceeded its fair value less the cost to sell, resulting in an impairment charge of $3.7 million, which was recorded in Impairment charges on the Condensed Consolidated Statements of Operations for the three months ended July 1, 2017.

Prior Year Divestitures

On August 5, 2016, we completed the sale of our U.S. Vitamins, Minerals, and Supplements ("VMS") business within our CHCA segment to International Vitamins Corporation ("IVC") for $61.8 million inclusive of an estimated working capital adjustment. Prior to closing the sale, we determined that the carrying value of the VMS business exceeded its fair value less the cost to sell, resulting in an impairment charge of $6.2 million, which was recorded in Impairment charges on the Condensed Consolidated Statements of Operations for the year ended December 31, 2016.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

Reporting Segments:	December 31, 2016	Business divestitures	Re-class to assets held-for-sale	Currency translation adjustment	September 30, 2017
CHCA	$1,810.6	$—	$—	$2.9	$1,813.5
CHCI	1,070.8	(4.1)	—	122.3	1,189.0
RX	1,086.6	—	—	6.5	1,093.1
Other	81.4	—	(32.6)	7.6	56.4
Total goodwill	$4,049.4	$(4.1)	$(32.6)	$139.3	$4,152.0

As discussed in our Form 10-K for the year ended December 31, 2016, during the three months ended April 2, 2016 and October 1, 2016, we identified indicators of impairment for our Branded Consumer Healthcare - Rest of World ("BCH-ROW") reporting unit and recorded impairment charges of $130.5 million and $675.6 million, respectively. In addition, during the three months ended October 1, 2016, we identified impairment indicators in our Branded Consumer Healthcare - Belgium ("BCH-Belgium") reporting unit and recorded impairment charges of $62.3 million. The impairment charges for both reporting units were recorded within our CHCI segment.

Perrigo Company plc - Item 1
Note 3

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	September 30, 2017		December 31, 2016
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$310.2	$157.5	$305.6	$120.4
Developed product technology, formulations, and product rights	1,355.4	568.8	1,418.1	526.0
Customer relationships and distribution networks	1,623.7	424.5	1,489.9	307.5
Trademarks, trade names, and brands	1,317.5	111.0	1,189.3	55.3
Non-compete agreements	14.7	12.3	14.3	11.2
Total definite-lived intangibles	$4,621.5	$1,274.1	$4,417.2	$1,020.4
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$52.0	$—	$50.5	$—
In-process research and development	51.4	—	64.0	—
Total indefinite-lived intangibles	103.4	—	114.5	—
Total other intangible assets	$4,724.9	$1,274.1	$4,531.7	$1,020.4

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and accumulated amortization balances are subject to foreign currency movements.

We recorded amortization expense of $88.5 million and $89.7 million for the three months ended September 30, 2017 and October 1, 2016, respectively, and $261.3 million and $263.9 million for the nine months ended September 30, 2017 and October 1, 2016, respectively.

We recorded an impairment charge within our RX segment of $12.7 million on certain In Process Research and Development ("IPR&D") assets during the nine months ended September 30, 2017 due to changes in the projected development and regulatory timelines for various projects. During the nine months ended September 30, 2017, we recorded a decrease in the contingent consideration liability associated with certain IPR&D assets in Other operating income on the Condensed Consolidated Statements of Operations (refer to Note 6).

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

As discussed in our Form 10-K for the year ended December 31, 2016, during the three months ended April 2, 2016, we identified indicators of impairment associated with certain indefinite-lived intangible assets acquired in conjunction with our acquisition of Omega Pharma Invest N.V. ("Omega") and recorded an impairment charge of $273.4 million. In addition, during the three months ended October 1, 2016, we identified indicators of impairment associated with certain indefinite-lived and definite-lived intangible brand category assets acquired in conjunction with the Omega acquisition. As a result of these additional indicators, we recorded impairment charges of $575.7 million on our indefinite-lived assets and $290.9 million on our definite-lived assets. The impairment charges for both the indefinite-lived assets and definite-lived assets were recorded within our CHCI segment.

In addition, due to reprioritization of certain brands in the CHCI segment and change in performance expectations for the cough/cold/allergy, anti-parasite, personal care, lifestyle, and natural health brands, we

Perrigo Company plc - Item 1
Note 3

reclassified $364.5 million and $674.4 million of indefinite-lived assets to definite-lived assets with useful lives of 20 years, which we began amortizing during the second and third quarters of 2016, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $24.3 million and $50.7 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	September 30, 2017	December 31, 2016
Finished goods	$471.4	$431.1
Work in process	146.8	165.7
Raw materials	203.7	198.2
Total inventories	$821.9	$795.0

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

Perrigo Company plc - Item 1
Note 6

The following table summarizes the valuation of our financial instruments carried at fair value and measured at fair value on a recurring and non-recurring basis by the above pricing categories (in millions):

		Fair Value
	Fair Value Hierarchy	September 30, 2017	December 31, 2016
Measured at fair value on a recurring basis:
Assets:
Investment securities	Level 1	$6.1	$38.2

Foreign currency forward contracts	Level 2	$13.1	$3.8
Funds associated with Israeli severance liability	Level 2	16.1	15.9
Total level 2 assets		$29.2	$19.7

Royalty Pharma contingent milestone payments	Level 3	$143.2	$—
Financial assets	Level 3	—	2,350.0
Total level 3 assets		$143.2	$2,350.0

Liabilities:
Foreign currency forward contracts	Level 2	$3.3	$5.0

Contingent consideration	Level 3	$44.9	$69.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	Level 3	$—	$1,148.4
Indefinite-lived intangible assets(2)	Level 3	13.3	0.3
Definite-lived intangible assets(3)	Level 3	11.5	758.0
Assets held for sale, net	Level 3	95.1	18.2
Total level 3 assets		$119.9	$1,924.9

(1)	As of December 31, 2016, goodwill with a carrying amount of $2.2 billion was written down to its implied fair value of $1.1 billion.

(2)
As of September 30, 2017, indefinite-lived intangible assets with a carrying amount of $26.0 million were written down to a fair value of $13.3 million. As of December 31, 2016, indefinite-lived intangible assets with a carrying amount of $0.7 million were written down to a fair value of $0.3 million.

(3)
As of July 1, 2017, definite-lived intangible assets with a carrying amount of $31.1 million were written down to a fair value of $11.5 million. As of December 31, 2016, definite-lived intangible assets with a carrying amount of $2.3 billion were written down to a fair value of $758.0 million. Included in this balance are indefinite-lived intangible assets with a fair value of $364.5 million and $674.2 million that were reclassified to definite-lived assets at April 3, 2016 and October 2, 2016, respectively.

There were no transfers among Level 1, 2, and 3 during the three and nine months ended September 30, 2017 or the year ended December 31, 2016. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period (refer to Note 7 for information on our investment securities and Note 8 for a discussion of derivatives).

Perrigo Company plc - Item 1
Note 6

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

Royalty Pharma Contingent Milestone Payments and Financial Assets

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

Perrigo Company plc - Item 1
Note 6

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

On March 27, 2017, we announced the completed divestment of our Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, which consists of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended July 1, 2017. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $143.2 million as of September 30, 2017. We chose the fair value option as we believe it will help investors understand the potential future cash flows we may receive associated with the two contingent milestones.

We valued the contingent milestone payments using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma over time until payment of the contingent milestone payments is completed. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. In the valuation of contingent milestone payments performed, we assumed volatility of 30.0% and a rate of return of 8.05% as of July 1, 2017 and volatility of 30.0% and a rate of return of 8.06% as of September 30, 2017. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. During the three and nine months ended September 30, 2017, the fair value of the Royalty Pharma contingent milestone payments decreased $2.9 million and $42.1 million, respectively, as a result of the decrease in the estimated projected Tysabri® revenues due to the launch of Ocrevus® late in the first quarter of 2017.

Our accounts receivable balance at December 31, 2016 included $84.4 million related to the Tysabri® financial asset.

The table below presents a reconciliation for the Royalty Pharma contingent milestone payments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Change in fair value in the table was recorded in Change in financial assets on the Condensed Consolidated Statements of Operations.

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Royalty Pharma Contingent Milestone Payments
Beginning balance	$145.8	$—
Additions	—	184.5
Foreign currency effect	0.3	0.8
Change in fair value	(2.9)	(42.1)
Ending balance	$143.2	$143.2

Contingent Consideration

Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product. We reduced a contingent consideration liability associated with certain IPR&D assets (refer to Note 3) and recorded a corresponding gain of $17.0 million during the nine months ended September 30, 2017. The liability decrease relates to a reduction of the probability of achievement assumptions and

Perrigo Company plc - Item 1
Note 6

anticipated cash flows. Purchases or additions for the nine months ended October 1, 2016 included contingent consideration associated with five transactions.

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Net realized losses in the table were recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Contingent Consideration
Beginning balance	$49.7	$44.9	$69.9	$17.9
Net realized losses	(2.9)	(0.4)	(18.5)	(4.0)
Purchases or additions	—	30.6	—	61.1
Foreign currency effect	0.2	—	1.5	0.1
Settlements	(2.1)	(0.1)	(8.0)	(0.1)
Ending balance	$44.9	$75.0	$44.9	$75.0

Goodwill and Indefinite-Lived Intangible Assets

We have seven reporting units for which we assess goodwill for impairment. We utilize a comparable company market approach, weighted equally with a discounted cash flow analysis, to determine the fair value of the reporting units. We utilize either a relief from royalty method or a multi-period excess earnings method ("MPEEM") to value our indefinite-lived intangible assets, and use a consistent set of projected financial information for the goodwill and indefinite-lived asset impairment tests. The discounted cash flow analysis that we prepared for goodwill impairment testing purposes for the year ended December 31, 2016 included long-term growth rates ranging from 2.0% to 3.0%. We also utilized discount rates ranging from 7.0% to 14.5%, which were deemed to be commensurate with the required investment return and risk involved in realizing the projected free cash flows of each reporting unit. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows of each reporting unit, and applied the tax rates that were applicable to the jurisdictions represented within each reporting unit. We recorded impairment charges on the Condensed Consolidated Statements of Operations related to goodwill in the BCH-ROW reporting unit and indefinite-lived intangible assets of $130.5 million and $273.4 million, respectively, for the three months ended April 2, 2016. For the three months ended October 1, 2016, we recorded impairment charges related to goodwill on the Condensed Consolidated Statements of Operations of $675.6 million in the BCH-ROW reporting unit and $62.3 million in the BCH-Belgium reporting unit, as well as indefinite-lived intangible asset impairments of $575.7 million (refer to Note 3).

Definite-Lived Intangible Assets

When assessing our definite-lived assets for impairment, we utilize either a MPEEM or a relief from royalty method to determine the fair value of the asset and use the forecasts that are consistent with those used in the reporting unit analysis. Below is a summary of the various metrics used in our valuations:

Nine Months Ended
September 30, 2017
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

We recorded Impairment charges on the Condensed Consolidated Statements of Operations related to definite-lived intangible assets of $18.5 million and $290.9 million for the nine months ended September 30, 2017 and October 1, 2016, respectively (refer to Note 3).

Assets Held For Sale

When a group of assets is classified as held-for-sale, the book value is evaluated and adjusted to the lower of its carrying amount or fair value less the cost to sell (refer to Note 9).

Fixed Rate Long-term Debt

As of September 30, 2017 and December 31, 2016, our fixed rate long-term debt consisted of public bonds, a private placement note, and retail bonds. As of September 30, 2017, the public bonds had a carrying value of
$2.6 billion and a fair value of $2.7 billion. As of December 31, 2016, the public bonds had a carrying value and fair value of $4.6 billion. The fair values of our public bonds for both periods were based on quoted market prices
(Level 1).

As of September 30, 2017, our retail bonds and private placement note had a carrying value of $655.8 million (excluding a premium of $35.6 million) and a fair value of $699.2 million. As of December 31, 2016, our retail bonds and private placement note had a carrying value of $773.1 million (excluding a premium of $49.8 million) and a fair value of $825.0 million. The fair values of our retail bonds and private placement note for both periods were based on interest rates offered for borrowings of a similar nature and remaining maturities (Level 2).

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

NOTE 7 – INVESTMENTS

Available for Sale Securities

Our available for sale securities are reported in Prepaid expenses and other current assets. Unrealized investment gains/(losses) on available for sale securities were as follows (in millions):

	September 30, 2017	December 31, 2016
Equity securities, at cost less impairments	$15.5	$16.5
Gross unrealized gains	—	21.7
Gross unrealized losses	(9.4)	—
Estimated fair value of equity securities	$6.1	$38.2

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. During the nine months ended October 1, 2016, we recorded an impairment charge of $1.8 million, which related to other-than-temporary impairments of marketable equity securities due to prolonged losses incurred on each of the investments.

Perrigo Company plc - Item 1
Note 7

We have evaluated the near-term prospects of the equity securities in relation to the severity and duration of any impairments, and based on that evaluation, we have the ability and intent to hold these investments until a recovery of fair value.

During the nine months ended September 30, 2017, we sold a number of our investment securities and recorded a gain of $1.6 million. The gain was reclassified out of Accumulated Other Comprehensive Income (loss) ("AOCI") and into earnings.

Cost Method Investments

Our cost method investments totaled $7.2 million and $6.9 million at September 30, 2017 and
December 31, 2016, respectively, and are included in Other non-current assets.

Equity Method Investments

Our equity method investments totaled $4.8 million and $4.6 million at September 30, 2017 and December 31, 2016, respectively, and are included in Other non-current assets. We recorded net losses of $0.1 million and net gains of $0.2 million during the three and nine months ended September 30, 2017, respectively, and net gains of $0.1 million and net losses of $3.8 million during the three and nine months ended October 1, 2016, respectively, for our proportionate share of the equity method investment earnings or losses. The gains and losses were recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations.

During the nine months ended October 1, 2016, one of our equity method investments became publicly traded. As a result, we transferred the $15.5 million investment to available for sale and recorded an $8.7 million unrealized gain, net of tax in Other Comprehensive Income ("OCI"). In addition, due to significant and prolonged losses incurred on one of our equity method investments, we recorded a $22.3 million impairment charge in Other (income) expense, net on the Condensed Consolidated Statements of Operations.

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

     All of our designated derivatives were classified as cash flow hedges as of September 30, 2017 and December 31, 2016. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change

Perrigo Company plc - Item 1
Note 8

in fair value of the derivative is immediately recognized in earnings. All of our designated derivatives are assessed for hedge effectiveness quarterly.

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

During the three months ended July 1, 2017, we repaid $584.4 million of senior notes with an interest rate of 4.000% due 2023 and $309.5 million of senior notes with an interest rate of 5.300% due 2043 (refer to Note 10). As a result of the senior note repayments on June 15, 2017, the proportionate amount remaining in OCI related to the pre-issuance hedge was reclassified to earnings. Accordingly, we recorded a loss of $5.9 million in Other expense, net, on the Condensed Consolidated Statements of Operations during the three months ended July 1, 2017 for the amount remaining in OCI.

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

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 18 months. The total notional amount for these contracts was $578.3 million and $533.5 million as of September 30, 2017 and December 31, 2016, respectively.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects and are presented in millions.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		September 30, 2017	December 31, 2016
Designated derivatives:
Foreign currency forward contracts	Other current assets	$4.6	$3.1
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$8.5	$0.7

Perrigo Company plc - Item 1
Note 8

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 30, 2017	December 31, 2016
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.6	$3.0
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$0.7	$2.0

The gains (losses) recorded in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest rate swap agreements	$—	$—	$—	$(9.0)
Foreign currency forward contracts	1.1	3.4	6.3	4.7
Total	$1.1	$3.4	$6.3	$(4.3)

The gains (losses) reclassified from AOCI into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)
		Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	Income Statement Location	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Treasury locks	Interest expense, net	$—	$—	$—	$(0.1)
Interest rate swap agreements	Interest expense, net	(0.4)	(0.6)	(1.7)	(1.7)
	Other (income) expense, net	—	—	(5.9)	—
Foreign currency forward contracts	Net sales	—	(0.1)	0.9	0.3
	Cost of sales	1.8	0.9	3.5	1.8
	Interest expense, net	(0.7)	(0.4)	(1.8)	(1.3)
	Other (income) expense, net	(1.2)	(1.2)	(1.7)	0.7
Total		$(0.5)	$(1.4)	$(6.7)	$(0.3)

The net of tax amount expected to be reclassified from AOCI into earnings during the next 12 months is a $2.8 million gain.

Perrigo Company plc - Item 1
Note 8

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized against Earnings (Ineffective Portion)
		Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	Income Statement Location	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest rate swap agreements	Other (income) expense, net	$—	$—	$—	$(0.1)
Foreign currency forward contracts	Net sales	0.2	—	0.1	0.1
	Cost of sales	0.1	—	0.1	—
	Other (income) expense, net	—	—	1.0	0.6
Total		$0.3	$—	$1.2	$0.6

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized against Earnings
		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign currency forward contracts	Other (income) expense, net	$10.1	$(0.2)	$(3.8)	$(8.7)
	Interest expense, net	(1.8)	(1.0)	(2.9)	(1.5)
Total		$8.3	$(1.2)	$(6.7)	$(10.2)

NOTE 9 – ASSETS HELD FOR SALE

Our India API business was classified as held-for-sale beginning as of December 31, 2015. We recorded an impairment charge totaling $6.3 million during the year ended December 31, 2016 after determining the carrying value of the India API business exceeded its fair value less the cost to sell. The India API business is reported in our Other segment. On April 6, 2017, we completed the sale of our India API business (refer to Note 2).

During the three months ended October 1, 2016, management committed to a plan to sell certain fixed assets associated with our animal health pet treats plant. Such assets were classified as held-for-sale beginning at October 1, 2016. On February 1, 2017, we completed the sale of our animal health pet treats plant fixed assets (refer to Note 2). We determined that the carrying value of the fixed assets associated with our animal health pet treats plant exceeded the fair value less the cost to sell. We recorded impairment charges totaling $3.7 million during the year ended December 31, 2016. The assets associated with our animal health pet treats plant are reported in our CHCA segment.

During the three months ended September 30, 2017, management committed to a plan to sell our Israel API business. The business was classified as held-for-sale beginning at September 30, 2017. We determined that the carrying value of the Israel API business exceeded its fair value less the cost to sell. We recorded impairment charges totaling $3.3 million during the three months ended September 30, 2017. The Israel API business is reported in our Other segment.

Perrigo Company plc - Item 1
Note 9

The assets held-for-sale are reported within Prepaid expenses and other current assets and liabilities held-for-sale are reported in Accrued liabilities. The amounts consist of the following (in millions):

	September 30, 2017	December 31, 2016
	Other	CHCA	Other
Assets held for sale
Current assets	$44.0	$—	$5.1
Goodwill	32.6	—	5.5
Intangible assets	5.5	—	—
Property, plant and equipment	45.9	13.5	33.2
Other assets	3.1	—	3.8
Less: impairment reserves	(3.3)	(3.7)	(35.3)
Total assets held for sale	$127.8	$9.8	$12.3
Liabilities held for sale
Current liabilities	$7.6	$0.1	$1.9
Other liabilities	25.1	—	1.9
Total liabilities held for sale	$32.7	$0.1	$3.8

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

			September 30, 2017	December 31, 2016
Term loans
2014 term loan due December 5, 2019		(1)	$428.3	$420.7
Notes and Bonds
Coupon	Due
4.500%	May 23, 2017	(1)(2)	—	189.3
5.125%	December 12, 2017	(1)(2)	354.5	315.6
2.300%	November 8, 2018		—	600.0
5.000%	May 23, 2019	(1)(2)	141.8	126.2
3.500%	March 15, 2021		280.4	500.0
3.500%	December 15, 2021		309.6	500.0
5.105%	July 19, 2023	(1)(2)	159.5	142.0
4.000%	November 15, 2023		215.6	800.0
3.900%	December 15, 2024		700.0	700.0
4.375%	March 15, 2026		700.0	700.0
5.300%	November 15, 2043		90.5	400.0
4.900%	December 15, 2044		303.9	400.0
Total notes and bonds			3,255.8	5,373.1
Other financing			2.9	3.6
Unamortized premium (discount), net			24.8	33.0
Deferred financing fees			(19.0)	(33.1)
Total borrowings outstanding			3,692.8	5,797.3
Current indebtedness			(417.1)	(572.8)
Total long-term debt less current portion			$3,275.7	$5,224.5

(1)	Debt denominated in Euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

(2)	Debt assumed from Omega.

Perrigo Company plc - Item 1
Note 10

During the three months ended April 1, 2017, we entered into amendments to the 2014 Revolver (as defined below) and the 2014 term loan to modify provisions of such agreements necessary as a result of the correction in accounting related to the Tysabri® financial asset, as well as waivers of any default or event of default that may have arisen from any restatement of or deficiencies in our financial statements for the periods specified in such amendments and waivers. We are in compliance with all covenants under our debt agreements as of September 30, 2017.

Revolving Credit Agreements

We have a revolving credit agreement with a borrowing capacity of $1.0 billion (the "2014 Revolver"). There were no borrowings outstanding under the 2014 Revolver as of September 30, 2017 and December 31, 2016.

Other Financing

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no balances outstanding under the facilities at September 30, 2017 and December 31, 2016.

Debt Repayments and Related Extinguishment

During the nine months ended September 30, 2017, we reduced our outstanding debt through a variety of transactions (in millions):

Date	Series	Transaction Type	Principal Retired
April 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	$13.3
July 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	14.3
September 30, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	14.8
May 8, 2017	$600.0 2.300% senior notes due 2018	Early redemption	600.0
May 23, 2017	€180.0 4.500% retail bonds due 2017	Scheduled maturity	201.3
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	190.4
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	219.6
June 15, 2017	$800.0 4.000% senior notes due 2023	Tender offer	584.4
June 15, 2017	$400.0 5.300% senior notes due 2043	Tender offer	309.5
June 15, 2017	$400.0 4.900% senior notes due 2044	Tender offer	96.1
			$2,243.7

As a result of the of the early redemption and tender offer transactions discussed above, we recorded a loss of $135.2 million during the three months ended July 1, 2017 in Loss on extinguishment of debt (in millions):

Premium on debt repayment	$116.1
Transaction costs	3.8
Write-off of deferred financing fees	10.6
Write-off of remaining discount on bond	4.7
Total loss on extinguishment of debt	$135.2

Perrigo Company plc - Item 1
Note 11

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Net income (loss)	$44.5	$(1,590.2)	$46.4	$(2,653.7)

Denominator:
Weighted average shares outstanding for basic EPS	141.3	143.3	142.5	143.2
Dilutive effect of share-based awards*	0.4	—	0.3	—
Weighted average shares outstanding for diluted EPS	141.7	143.3	142.8	143.2

Anti-dilutive share-based awards excluded from computation of diluted EPS*	1.0	—	0.8	—

* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Shares

We issued shares related to the exercise and vesting of share-based compensation as follows:

Three Months Ended		Nine Months Ended
September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
99,800	185,000	146,100	283,000

Share Repurchases

On October 22, 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion (the "2015 Authorization"). During the three and nine months ended September 30, 2017, we repurchased 1.9 million and 2.7 million ordinary shares at an average repurchase price of $71.73 and $71.72 per share, for a total of $133.3 million and $191.5 million, respectively. As of September 30, 2017, there was $1.3 billion still available to be repurchased through December 31, 2018 under the 2015 Authorization. We did not repurchase any shares under the share repurchase plan during the nine months ended October 1, 2016.

Perrigo Company plc - Item 1
Note 12

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2016	$(67.9)	$(19.5)	$15.1	$(9.5)	$(81.8)
OCI before reclassifications	289.9	4.4	(22.8)	(1.2)	270.3
Amounts reclassified from AOCI	—	4.3	(1.6)	—	2.7
Other comprehensive income (loss)	289.9	8.7	(24.4)	(1.2)	273.0
Balance at September 30, 2017	$222.0	$(10.8)	$(9.3)	$(10.7)	$191.2

NOTE 13 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
65.5%	16.4%	68.7%	17.2%

The effective tax rate for the nine months ended September 30, 2017 was negatively impacted by non-deductible fees related to our debt cancellation, discrete tax items, and additional valuation allowances recorded against deferred tax assets.

Our tax rate is subject to adjustment over the balance of the fiscal year due to, among other things: the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments based on differing interpretations of the applicable transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. GAAP; and expiration of or the inability to renew tax rulings or tax holiday incentives.

The total liability for uncertain tax positions was $454.9 million and $398.0 million as of September 30, 2017 and December 31, 2016, respectively, before considering the federal tax benefit of certain state and local items.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $79.0 million and $63.5 million as of September 30, 2017 and December 31, 2016, respectively.

We file income tax returns in numerous jurisdictions and are therefore subject to audits by tax authorities. Our primary income tax jurisdictions are Ireland, the United States, Israel, Belgium, France, and the United Kingdom.

On August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the Internal Revenue Service (“IRS”), plus statutory interest thereon from the dates of payment, for the fiscal years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that were deducted when paid or incurred in defending

Perrigo Company plc - Item 1
Note 13

against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Our claims for refund were disallowed by certified letters dated August 18, 2015 and July 11, 2017, for the 2009-2010 tax years and 2011-2012 tax years, respectively. The complaint was timely, based upon the refund claim denials, and seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year, and $24.7 million for the 2012 tax year. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges on our balance sheet during the three months ended July 1, 2017.

On December 22, 2016, we received a notice of proposed adjustment for the IRS audit of Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. Perrigo acquired Elan in December 2013. This proposed adjustment relates to the deductibility of litigation costs. We disagree with the IRS’s position asserted in the notice of proposed adjustment and intend to contest it.

On July 11, 2017, we received a draft notice of proposed adjustment associated with transfer pricing positions for the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December 31, 2013.  Athena was the originator of the patents associated with Tysabri® prior to the acquisition of Athena by Elan in 1996. The amount of adjustments that may be asserted by the IRS in the final notice of proposed adjustment cannot be quantified at this time; however, based on the draft notice received, the amount to be assessed may be material. We disagree with the IRS’s position as asserted in the draft notice of proposed adjustment and intend to contest it.

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Israel and France. In addition to the matters discussed above, the IRS is currently auditing our fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015. The Israel Tax Authority is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014. The French Tax Authority is currently auditing the years ended December 2014, December 2015, and December 2016.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of September 30, 2017, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations, or cash flows.

Antitrust Violations

We have been named as a counterclaim co-defendant in the lawsuit Fera Pharmaceuticals, LLC v. Akorn, Inc., et al., in which Akorn, Inc. (“Akorn”) alleges tortious interference and antitrust violations against us and Fera Pharmaceuticals, LLC (“Fera”). This litigation arises from our acquisition of bacitracin ophthalmic ointment from Fera in 2013. Akorn asserts claims under Sections 1 and 2 of the Sherman Antitrust Act alleging that we and Fera conspired to monopolize, attempted to monopolize, and did unlawfully monopolize the market for sterile bacitracin ophthalmic ointment in the United States through the use of an exclusive agreement with a supplier of sterile bacitracin active pharmaceutical ingredient. The lawsuit is currently pending in the Southern District of New York. Trial was rescheduled from January 2018 to February 2018. Akorn seeks damages, injunctive relief, and attorney’s fees. Any award of antitrust damages would be subject to trebling under antitrust laws. An estimate of any possible loss cannot be determined at this time.

Perrigo Company plc - Item 1
Note 14

We believe the claims are without merit and intend to defend them vigorously. We have preserved our indemnification rights against Fera for potential liability, defense costs, and expenses incurred as a result of this litigation.

Price-Fixing Lawsuits

We have been named as a co-defendant with other manufacturers in a number of cases alleging that we and other manufacturers of the same product engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as June 2013. The products in question are Clobetasol, Desonide, and Econazole. These complaints, along with complaints filed against other companies alleging price fixing with respect to 15 other drugs, have been consolidated for pretrial proceedings as part of a case captioned In re Generic Pharmaceuticals Pricing Antitrust Litigation, MDL No. 2724. Pursuant to the court’s schedule staging various cases in phases, we have moved to dismiss the complaints relating to Clobetasol and Econazole. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

Securities Litigation

In the United States

On May 18, 2016, a shareholder filed a securities case against us and our former CEO, Joseph Papa, in the U.S. District Court for the District of New Jersey (Roofers’ Pension Fund v. Papa, et al.). The plaintiff purported to represent a class of shareholders for the period from April 21, 2015 through May 11, 2016, inclusive. The original complaint alleged violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against both defendants and 20(a) control person liability against Mr. Papa. In general, the allegations concerned the actions taken by us and the former executive to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015. The plaintiff also alleged that the defendants provided inadequate disclosure concerning alleged integration problems related to the Omega acquisition in the period from April 21, 2015 through May 11, 2016. On July 19, 2016, a different shareholder filed a securities class action against us and our former CEO, Joseph Papa, also in the District of New Jersey (Wilson v. Papa, et al.). The plaintiff purported to represent a class of persons who sold put options on our shares between April 21, 2015 and May 11, 2016. In general, the allegations and the claims were the same as those made in the original complaint filed in the Roofers' Pension Fund case described above. On December 8, 2016, the court consolidated Roofers' Pension Fund case and the Wilson case under the Roofers' Pension Fund case number. In February 2017, the court selected the lead plaintiffs for the consolidated case and the lead counsel to the putative class. In March 2017, the court entered a scheduling order.

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. The lead plaintiffs seek to represent a class of shareholders for the period April 21, 2015 through May 3, 2017, and identifies three subclasses - shareholders who traded during the entire period on the U.S. exchanges; shareholders who traded during the entire period on the Tel Aviv exchange; and shareholders who traded during the period while the Mylan tender offer was pending (April 21, 2015 through November 13, 2015). The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. In August 2017, the defendants filed motions to dismiss the amended complaint. The plaintiffs filed their opposition in October 2017. The defendants filed replies in support of the motions to dismiss in November 2017. The court has not indicated whether there will be oral argument of the motions or whether the court will decide the motions on the papers. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 1
Note 14

On November 1, 2017, Carmignac Gestion, S.A., filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Carmignac Gestion, S.A. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through April 2016. Plaintiff contends that the defendants provided inadequate disclosure throughout the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, our reporting about the generic prescription pharmaceutical business and its prospects, and the activities surrounding the efforts to defeat the Mylan tender offer during 2015. Many of the allegations in this newly-filed case overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiff does not provide an estimate of damages. We intend to defend the lawsuit vigorously.

In Israel

Because our shares are traded on the Tel Aviv exchange under a dual trading arrangement, we are subject to securities litigation in Israel. Three cases are currently pending. We are consulting Israeli counsel about our response to these allegations and we intend to defend these cases vigorously.

On May 22, 2016, shareholders filed a securities class action against us and five individual defendants: Our former CEO Mr. Papa, our former Executive Vice President and General Manager of the BCH segment Marc Coucke, our Chief Executive Officer John Hendrickson, our former Board member Gary Kunkle, Jr., and our Board member Laurie Brlas alleging violations of Israeli law in the District Court of Tel Aviv-Jaffa (Schweiger et al. v. Perrigo Company plc, et al.). On June 15, 2016, we filed a motion to stay the case pending the outcome of the securities class action pending in the New Jersey Federal Court. The plaintiffs did not oppose the motion. The Israeli court granted the motion on the same day, and the Schweiger action is stayed. We intend to defend the lawsuit vigorously when and if the stay is lifted. In October 2017, the Schweiger plaintiffs dismissed their claims without prejudice because of the pendency of another class action case filed in Israel (see discussion below of the Israel Elec. Corp. Employees’ Educ. Fund case). The court approved the voluntary dismissal.

On March 29, 2017, plaintiff Eyal Keinan commenced an action in the District Court of Tel Aviv-Jaffa asserting securities claims against two defendants: Perrigo and its auditor Ernst & Young LLP ("EY"). The case is styled Keinan v. Perrigo Company plc, et al. The action seeks certification of a class of purchasers of Perrigo shares on the Israeli exchange beginning February 6, 2014. The proposed closing date for the class is not clear from the complaint though it appears to extend into 2017. In general, the plaintiff asserts that we improperly accounted for our stream of royalty income from two drugs: Tysabri® and Prialt. The court filings contend that the alleged improper accounting caused the audited financial results for Perrigo to be incorrect for the six month period ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 and the other financial data released by us over those years and 2016 to also be inaccurate. The plaintiff maintains that the defendants are liable under Israeli securities law or, in the alternative, under U.S. securities law. The plaintiff indicates an initial, preliminary class damages estimate of 686.0 million NIS (approximately $192.0 million at 1 NIS = $0.28 cent). The response from the defendants is not yet due. We intend to defend the lawsuit vigorously.

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who traded in Perrigo stock on the Tel Aviv exchange during the period April 24, 2015 through May 3, 2017. The amended complaint names as defendants the Company, EY (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under U.S. securities laws of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under Israeli securities laws. In general, the allegations concern the actions taken by us and our former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure concerning purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company, alleges price fixing activities with respect to six

Perrigo Company plc - Item 1
Note 14

generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = $0.28 cent). We intend to defend the lawsuit vigorously.

On July 12, 2017, the plaintiff in the Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. case filed a motion to have all three cases pending in Israel either consolidated or the other two cases dismissed so that the Israel Elec. Corp. Educ. Fund plaintiff can proceed as the sole plaintiff. That motion is pending. In October 2017, the Schweiger plaintiffs (see description above) voluntarily dismissed their securities class action without prejudice as part of their response to the motion filed by the Israel Elec. Corp. Educ. Fund plaintiff. A variety of other procedural motions are also pending at this time having to do with the timing of any response by defendants. The court has scheduled an initial conference on November 9, 2017 to address the motion filed by the Israel Elec. Corp. Educ. Fund plaintiff. The court has indicated that other procedural motions will be addressed after it has decided the Israel Elec. Corp. Educ. Fund plaintiff’s motion.

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

Tysabri® Product Liability Lawsuits

We and our collaborator Biogen are co-defendants in product liability lawsuits arising out of the occurrence of Progressive Multifocal Leukoencephalopathy, a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®. Each co-defendant would be responsible for 50% of losses and expenses arising out of any Tysabri® product liability claims. During calendar year 2016, one case in the U.S. was settled and two others were dismissed with prejudice. In 2017, seven other cases were dismissed with prejudice. While we intend to vigorously defend the remaining lawsuits, management cannot predict how these cases will be resolved. Adverse results in one or more of these lawsuits could result in substantial judgments against us.

Claim Arising from the Omega Acquisition

On December 16, 2016, we and Perrigo Ireland 2 brought an arbitral claim ("Claim") against Alychlo NV ("Alychlo") and Holdco I BE NV ("Holdco") (together the Sellers) in accordance with clause 26.2 of the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of the Belgian Centre for Arbitration and

Perrigo Company plc - Item 1
Note 14

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

NOTE 15 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. The following reflects our restructuring activity (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Beginning balance	$39.7	$12.2	$19.7	$20.7
Additional charges	3.8	6.6	54.7	17.9
Payments	(17.8)	(8.6)	(47.6)	(33.3)
Non-cash adjustments	0.4	0.1	(0.7)	5.0
Ending balance	$26.1	$10.3	$26.1	$10.3

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges incurred during the three and nine months ended September 30, 2017 were primarily associated with actions we took to streamline our organization as announced on February 21, 2017. During the three and nine months ended September 30, 2017, $3.8 million and $54.7 million of restructuring expenses were recorded, respectively. Of the amount recorded during the nine months ended September 30, 2017, $27.2 million was related to the CHCA segment. There were no other material restructuring programs that significantly impacted any other reportable segments. All charges are recorded in Restructuring on the Condensed Consolidated Statements of Operations. The remaining $22.4 million liability for employee severance benefits is expected to be paid within the next year, while the remaining $3.7 million liability for lease exit costs is expected to be incurred over the remaining terms of the applicable leases.

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

Perrigo Company plc - Item 1
Note 16

The below tables show select financial measures by reporting segment (in millions):

	Total Assets
	September 30, 2017	December 31, 2016
CHCA	$3,833.7	$3,351.3
CHCI	5,114.2	4,795.2
RX	2,597.0	2,646.4
Specialty Sciences	—	2,775.8
Other	297.7	301.4
Total	$11,842.6	$13,870.1

	Three Months Ended
	September 30, 2017			October 1, 2016
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHCA	$598.8	$124.3	$16.9	$611.2	$99.0	$17.6
CHCI	365.4	4.6	50.2	377.4	(1,615.5)	44.4
RX	250.6	82.1	21.0	251.9	74.4	27.2
Specialty Sciences	—	—	—	—	3.2	—
Other	16.5	(0.4)	0.4	21.1	(1.5)	0.5
Unallocated	—	(48.2)	—	—	(27.9)	—
Total	$1,231.3	$162.4	$88.5	$1,261.6	$(1,468.3)	$89.7

	Nine Months Ended
	September 30, 2017			October 1, 2016
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHCA	$1,786.4	$303.6	$51.1	$1,880.2	$316.4	$53.3
CHCI	1,116.8	8.7	143.4	1,232.7	(2,011.3)	130.6
RX	708.4	239.6	65.6	776.9	258.3	78.6
Specialty Sciences	—	—	—	—	(1.9)	—
Other	51.5	9.4	1.2	59.5	2.6	1.4
Unallocated	—	(121.7)	—	—	(79.2)	—
Total	$3,663.1	$439.6	$261.3	$3,949.3	$(1,515.1)	$263.9

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

Perrigo Company plc - Item 2
Executive Overview

We are a leading global healthcare company that delivers value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We also are a leading provider of branded OTC products throughout Europe and the U.S., as well as a leading producer of generic standard topical products such as creams, lotions, and gels, as well as inhalants and injections ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

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

We also have an "Other" reporting segment, which comprises our legacy Active Pharmaceutical Ingredients ("API") business, which does not meet the quantitative threshold required to be a separately reportable segment. Effective January 1, 2017, due to the sale of the Tysabri® financial asset, all legal expenses associated with our former Specialty Sciences segment were moved to unallocated expenses. For results by segment, see "Segment Results" below and Item 1. Note 16.

2017 Year-to-Date Highlights

•
On March 27, 2017, we completed the sale of our Tysabri® financial asset, effective January 1, 2017, to Royalty Pharma for up to $2.85 billion, which consists of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we derecognized the Tysabri® financial asset and recorded a $17.1 million gain (refer to Item 1. Note 6).

•
On April 6, 2017, we completed the sale of our India API business to Strides Shasun Limited for $22.2 million, inclusive of an estimated working capital adjustment. The sale did not have a material impact on our operations (refer to Item 1. Note 2).

•
On August 4, 2017, we signed a definitive agreement for the sale of our Israel API business to SK Capital for $110.0 million in cash, inclusive of a net debt adjustment. We expect to finalize the sale within the next three months. The sale is not expected to have a material impact on our operations (refer to Item 1. Note 9).

•	We completed $2.2 billion of debt repayments during the nine months ended September 30, 2017 (refer to Item 1. Note 10).

•
On August 25, 2017, we completed the sale of our Russian business to Alvogen Pharma LLC and Alvogen CEE Kft. for €12.7 million ($15.1 million), inclusive of an estimated working capital adjustment. The sale did not have a material impact on our operations (refer to Item 1. Note 2).

Perrigo Company plc - Item 2
Consolidated

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Results

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017
Net sales	$1,261.6	$1,231.3	$3,949.3	$3,663.1
Gross profit	$484.5	$497.8	$1,564.1	$1,466.7
Gross profit %	38.4%	40.4%	39.6%	40.0%
Operating expenses	$1,952.8	$335.4	$3,079.2	$1,027.1
Operating expenses %	154.8%	27.2%	78.0%	28.0%
Operating income (loss)	$(1,468.3)	$162.4	$(1,515.1)	$439.6
Operating income (loss) %	(116.4)%	13.2%	(38.4)%	12.0%
Change in financial assets	$377.4	$2.6	$1,492.6	$24.2
Interest and other, net	$55.6	$31.1	$195.6	$132.0
Loss on extinguishment of debt	$0.7	$—	$1.1	$135.2
Income tax expense (benefit)	$(311.8)	$84.2	$(550.7)	$101.8
Net income (loss)	$(1,590.2)	$44.5	$(2,653.7)	$46.4

The $30.3 million decrease in consolidated net sales for the three months ended September 30, 2017 as compared to the prior year period was due to discontinued products of $6.2 million, lower sales in the CHCA segment, due primarily to the absence of $21.0 million of sales related to the U.S. Vitamins, Minerals, and Supplements ("VMS") business, lower sales in the CHCI segment due primarily to the absence of $41.7 million of sales as a result of the cancellation of certain distribution contracts, and lower sales in the RX segment driven by lower net sales of Entocort® in the amount of $10.2 million and pricing pressures across the portfolio. These decreases were partially offset by new product sales of $55.4 million and favorable foreign currency translation of $13.0 million. Consolidated operating income for the three months ended September 30, 2017 increased due primarily to the absence of asset impairment charges in the amount of $1.6 billion taken in the prior year period (refer to Item 1. Note 3).

The $286.2 million decrease in consolidated net sales for the nine months ended September 30, 2017 as compared to the prior year period was due to discontinued products of $18.4 million, lower sales in the CHCA segment due primarily to the absence of $110.1 million of sales related to the U.S. VMS business, lower sales in the CHCI segment due primarily to the absence of $118.4 million of sales as a result of the cancellation of certain distribution contracts, and lower sales in the RX segment driven by lower net sales of Entocort® in the amount of $61.4 million and pricing pressures across the portfolio. These decreases were partially offset by new product sales

Perrigo Company plc - Item 2
Consolidated

of $155.8 million. Consolidated operating income for the nine months ended September 30, 2017 increased due primarily to the absence of asset impairment charges in the amount of $2.0 billion taken in the prior year period (refer to Item 1. Note 3).

Further details and analysis of our financial results for the three and nine months ended September 30, 2017 are described below by reporting segment and line item. Refer to the "Unallocated Expenses," "Interest, Other and Change in financial assets (Consolidated)," and "Income Taxes (Consolidated)" sections below for discussions related to our expenses.

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

In connection with this plan, we estimate that we will recognize total pre-tax restructuring charges of approximately $55.0 million to $65.0 million, consisting of one-time termination benefits, severance arrangements, and other termination costs. We expect to incur the majority of the remaining charges in 2017, with the balance to be recognized during the first quarter of the year ending December 31, 2018. During the three and nine months ended September 30, 2017, we recognized $3.8 million and $54.7 million, respectively, of restructuring expenses due primarily to this cost optimization strategy.

Our cost optimization strategy is expected to yield approximately $130.0 million in savings per annum by mid-2018. This is in addition to the savings that our supply chain organization continues to generate for both our North American and International segments.

CONSUMER HEALTHCARE AMERICAS

Recent Trends and Developments

•
We continue to experience a reduction in pricing expectations within our CHCA segment, primarily in the cough/cold, animal health, and analgesics categories due to various factors, including increased focus from customers to capture supply chain productivity savings and competition in specific product categories. We expect this pricing environment to continue to impact our CHCA segment for the foreseeable future.

•	We completed the sale of the animal health pet treats plant fixed assets on February 1, 2017 and received $7.7 million in proceeds (refer to Item 1. Note 2).

Perrigo Company plc - Item 2
CHCA

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	October 1, 2016	September 30, 2017
Net sales	$611.2	$598.8
Gross profit	$199.2	$206.1
Gross profit %	32.6%	34.4%
Operating income	$99.0	$124.3
Operating income %	16.2%	20.8%
Three Months Ended September 30, 2017 vs. Three Months Ended October 1, 2016

Net sales decreased $12.4 million, or 2%, over the prior year period due to:

•	New product sales of $13.2 million related primarily to the launches of Esomemprazole Magnesium (store brand equivalent to Nexium®); and

•	Favorable foreign currency translation movement of $1.4 million; more than offset by

•	The absence of $21.0 million in sales attributable to the U.S. VMS business, which was sold in August 2016 (refer to Item 1. Note 2);

•	A net decrease in sales of existing products of $3.2 million due primarily to:

•	Higher sales in the gastrointestinal and animal health categories and in our Mexico business;

•	Pricing pressures in the cough/cold, and analgesics categories; and

•	Lower volumes in the nicotine replacement category; and

•	Discontinued products of $2.7 million.

Operating income increased $25.3 million, or 26%, as a result of:

•	An increase of $6.9 million in gross profit due to:

•	Favorable product mix in certain categories; and

•	Positive contributions from supply chain efficiencies; offset partially by

•	The absence of $3.4 million in gross profit as a result of the sale of the U.S. VMS business (refer to Item 1. Note 2); and

•	Pricing pressures in certain categories as discussed above.

•	A decrease of $18.4 million in operating expenses due to:

•	Decreased restructuring expense of $4.8 million related primarily to the cost reduction initiatives taken in the prior year (refer to Item 1. Note 15);

•
Decreased selling and administrative expenses of $4.8 million due primarily to timing of promotions related to our animal health category and savings related to our previously announced strategic initiatives;

•	Decreased Research and Development ("R&D") expenses of $4.5 million due to timing of clinical trials; and

•	The absence of a $3.4 million impairment charge related to held-for-sale assets associated with our animal health pet treats plant (refer to Item 1. Note 9); offset partially by

•	A $2.0 million gain related to contingent consideration (refer to Item 1. Note 6).

•	Gross profit as a percentage of net sales was 1.8% higher due primarily to favorable product mix and supply chain efficiencies as discussed above.

Perrigo Company plc - Item 2
CHCA

•	Operating income as a percentage of net sales was 4.6% higher due primarily to favorable product mix as discussed above and decreased operating expenses.

Nine Month Comparison

	Nine Months Ended
($ in millions)	October 1, 2016	September 30, 2017
Net sales	$1,880.2	$1,786.4
Gross profit	$615.1	$598.3
Gross profit %	32.7%	33.5%
Operating income	$316.4	$303.6
Operating income %	16.8%	17.0%
Nine Months Ended September 30, 2017 vs. Nine Months Ended October 1, 2016

Net sales decreased $93.8 million, or 5%, over the prior year period due to:

•
New product sales of $51.2 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®), smoking cessation products and Esomemprazole Magnesium (store brand equivalent to Nexium®); more than offset by

•	The absence of $110.1 million in sales attributable to the U.S. VMS business (refer to Item 1. Note 2);

•	A net decrease in sales of existing products of $22.6 million due to:

•	Higher sales in the cough/cold category and Mexico business; more than offset by

•	Lower sales in our infant nutrition and animal health categories;

•	Pricing pressures in the cough/cold, analgesics, and gastrointestinal categories; and

•	Lower volumes in the nicotine replacement category;

•	Discontinued products of $11.1 million; and

•	Unfavorable foreign currency translation movement of $1.1 million.

Operating income decreased $12.8 million, or 4%, as a result of:

•	A decrease of $16.8 million in gross profit due to:

•	Favorable product mix in certain categories; and

•	Positive contributions from supply chain efficiencies; more than offset by

•	The absence of $17.6 million in gross profit as a result of the sale of the U.S. VMS business (refer to Item 1. Note 2); and

•	Pricing pressures in certain categories as discussed above.

•	A decrease of $4.0 million in operating expenses due to:

•
Decreased selling and administrative expenses of $10.8 million due primarily to timing of promotions related to our animal health category and savings related to our cost reduction initiatives taken in the prior year;

•
The absence of a $9.6 million impairment charge related to the U.S. VMS business (refer to Item 1. Note 2) and held-for-sale assets associated with our animal health pet treats plant (refer to Item 1. Note 9); and

•
Decreased R&D expenses of $7.6 million due to timing of clinical trials, reduced spending on infant formula clinical trials and lower costs related to our cost reduction initiatives; offset partially by

•	A $2.9 million gain related to contingent consideration (refer to Item 1. Note 6);

•	Increased restructuring expenses of $21.5 million related primarily to strategic organizational enhancements (refer to Item 1. Note 15); and

•	A $4.1 million impairment charge recorded on idle property, plant and equipment.

Perrigo Company plc - Item 2
CHCI

CONSUMER HEALTHCARE INTERNATIONAL

Recent Trends and Developments

As part of our strategic initiatives, management continues to drive improvements and evaluate the overall cost structures within our CHCI segment in the following ways:

•
On December 8, 2016, we announced the cancellation of the unprofitable EuroGenerics NV distribution agreement in Belgium. The cancellation, combined with the exit of certain OTC distribution agreements, is expected to reduce net sales by approximately $210.0 million in 2017.

•
We continue to make progress on our previously announced restructuring plans to right-size the Omega business due to the impact of market dynamics on sales volumes. Management continues to evaluate the overall cost structure relative to current and expected market dynamics. During the three and nine months ended September 30, 2017, we recognized $3.6 million and $13.2 million of restructuring expense in the CHCI segment, respectively.

•	Management continues to evaluate the most effective business model for each country, aligning our sales infrastructure and actively integrating sales strategies with promotional programs.

•
On August 25, 2017, we completed the sale of our Russian business, which was previously classified as held-for-sale, to Alvogen Pharma LLC and Alvogen CEE Kft. The total sale price was €12.7 million ($15.1 million), inclusive of an estimated working capital adjustment, which resulted in an immaterial gain in the segment (refer to Item 1. Note 2).

The combination of these actions is expected to improve the segment's focus on higher value OTC products, reduce selling costs and improve operating margins in the segment.

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	October 1, 2016	September 30, 2017
Net sales	$377.4	$365.4
Gross profit	$155.2	$165.9
Gross profit %	41.1%	45.4%
Operating income (loss)	$(1,615.5)	$4.6
Operating income (loss) %	(428.1)%	1.2%
Three Months Ended September 30, 2017 vs. Three Months Ended October 1, 2016

Net sales decreased $12.0 million, or 3%, over the prior year period due primarily to:

•	Favorable foreign currency translation movement of $11.6 million;

•	New product sales of $11.4 million; and

•	A net increase in sales of existing products of $8.9 million due to increased sales primarily in the cough/cold, allergy, analgesics, and lifestyle categories; more than offset by

Perrigo Company plc - Item 2
CHCI

•	The absence of $41.7 million in sales attributable to the cancellation of unprofitable distribution contracts; and

•	Discontinued products of $3.2 million.

Operating income increased $1.6 billion, as a result of:

•	An increase of $10.7 million in gross profit due primarily to:

•	Favorable foreign currency translation movement;

•	Improved product mix for sales of existing products; and

•	Operational efficiencies across the organization.

•	A decrease of $1.6 billion in operating expenses due primarily to:

•
The absence of $1.6 billion of impairment charges on certain indefinite-lived and definite-lived intangible brand category assets and goodwill impairments in the Branded Consumer Healthcare - Rest of World ("BCH-ROW") and Branded Consumer Healthcare - Belgium ("BCH-Belgium")

reporting units recorded in the prior year period (refer to Item 1. Note 3); and

•
A decrease of $4.6 million in selling and administrative expenses due to previously announced strategic initiatives to better align promotional investments with sales and cost reduction initiatives taken in the current year; offset partially by

•	Increased restructuring charges totaling $1.2 million related to strategic organizational enhancements (refer to Item 1. Note 15).

•	Gross profit as a percentage of net sales was 4.3% higher due primarily to improved product mix primarily driven by the cancellation of certain unprofitable distribution contracts, as described above.

•
Operating income as a percentage of net sales was 429.3% higher due primarily to the absence of $1.6 billion of intangible asset and goodwill impairment charges as discussed above (refer to Item 1. Note 3).

Nine Month Comparison

	Nine Months Ended
($ in millions)	October 1, 2016	September 30, 2017
Net sales	$1,232.7	$1,116.8
Gross profit	$542.1	$509.4
Gross profit %	44.0%	45.6%
Operating income (loss)	$(2,011.3)	$8.7
Operating income (loss) %	(163.2)%	0.8%

Nine Months Ended September 30, 2017 vs. Nine Months Ended October 1, 2016

Net sales decreased $115.9 million, or 9%, over the prior year period due primarily to:

•	New product sales of $50.4 million; more than offset by

•	The absence of $118.4 million in sales attributable to the cancellation of unprofitable distribution contracts;

•	Unfavorable foreign currency translation movement of $25.2 million;

•	A decrease in sales of existing products of $17.4 million primarily in the anti-parasites and vitamins categories; and

•	Discontinued products of $5.0 million.

Perrigo Company plc - Item 2
CHCI

Operating income increased $2.0 billion due to:

•	A decrease of $32.7 million in gross profit due primarily to:

•	Improved product mix for sales of existing products; and

•	Operational efficiencies across the organization; more than offset by

•	Lower margins in our U.K. store brand business; and

•	Unfavorable foreign currency translation movement.

•	A decrease of $2.1 billion in operating expenses due primarily to:

•	The absence of $2.0 billion of impairment charges on certain indefinite-lived and definite-lived intangible brand category assets and goodwill impairments in the BCH-ROW and BCH-Belgium reporting units recorded in the prior year period (refer to Item 1. Note 3); and

•
A decrease in selling and administrative expenses of $48.5 million due to previously announced strategic initiatives to better align promotional investments with sales and cost reduction initiatives taken in the current year; offset partially by

•	A $4.8 million impairment charge recorded related to the Russian business (refer to Item 1. Note 2) and In-Process Research and Development ("IPR&D"); and

•	Increased restructuring expense of $2.8 million related to strategic organizational enhancements (refer to Item 1. Note 15).

•	Gross profit as a percentage of net sales was 1.6% higher due primarily to improved product mix primarily driven by the cancellation of certain unprofitable distribution contracts, as described above.

•
Operating income as a percentage of net sales was 164.0% higher due primarily to the absence of $2.0 billion of intangible asset and goodwill impairment charges as discussed above (refer to Item 1. Note 3).

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We continue to experience a significant reduction in pricing expectations from historical levels in our RX segment due to industry and competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture supply chain productivity savings, low raw material commodity pricing, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact the segment for the foreseeable future, and we are forecasting a high single digit pricing decline in this segment for the year ending December 31, 2017.

•
On November 10, 2016, we announced that as part of our portfolio review process we are conducting a comprehensive internal evaluation of the RX segment's market position, growth opportunities, and interdependencies with our manufacturing and shared service operations to determine if strategic alternatives should be explored.

•
During the three months ended December 31, 2016, the U.S. market for Entocort® (Budesonide) capsules, including both brand and authorized generic capsules, experienced significant and unexpected increased competition, which reduced our future revenue stream. We expect our net sales in the RX segment for the year ending December 31, 2017 will be negatively impacted by approximately $67.0 million.

•	During the nine months ended September 30, 2017, we sold various Abbreviated New Drug Applications ("ANDAs") for a total gain of $23.0 million.

Perrigo Company plc - Item 2
RX

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	October 1, 2016	September 30, 2017
Net sales	$251.9	$250.6
Gross profit	$120.9	$116.7
Gross profit %	48.0%	46.6%
Operating income	$74.4	$82.1
Operating income %	29.5%	32.8%
Three Months Ended September 30, 2017 vs. Three Months Ended October 1, 2016

Net sales decreased $1.3 million, or 1%, due to:

•	New product sales of $30.8 million due primarily to the sale of Scopolamine and Testosterone 2% topical (store brand equivalent to Axiron®); more than offset by

•	Decreased sales of existing products of $21.5 million due primarily to pricing pressure across the portfolio; and

•	Lower Entocort® sales of $10.2 million.

Segment operating income increased $7.7 million, or 10%, as a result of:

•	A decrease of $4.2 million in gross profit due primarily to:

•	Lower Entocort® sales as discussed above; and

•	Pricing pressure as discussed above.

•	A decrease of $11.9 million in operating expenses due primarily to:

•	Decreased selling and administrative expenses of $8.4 million due primarily to the prior year specialty pharmaceuticals sales force restructuring initiative; and

•	Decreased R&D expenses of $7.3 million due to timing of clinical trials, lower legal spend, and lower ongoing costs on certain projects; offset partially by

•	A $4.0 million impairment charge on certain fixed assets in the current period.

•	Gross profit as a percentage of net sales was 1.4% lower due primarily to lower sales of Entocort® and pricing pressures.

•
Operating income as a percentage of net sales was 3.3% higher due primarily to decreased costs related to R&D spend and restructuring initiatives taken in the prior year; offset partially by lower sales of Entocort®.

Perrigo Company plc - Item 2
RX

Nine Month Comparison

	Nine Months Ended
($ in millions)	October 1, 2016	September 30, 2017
Net sales	$776.9	$708.4
Gross profit	$380.2	$332.1
Gross profit %	48.9%	46.9%
Operating income	$258.3	$239.6
Operating income %	33.3%	33.8%
Nine Months Ended September 30, 2017 vs. Nine Months Ended October 1, 2016

Net sales decreased $68.5 million, or 9%, due to:

•	New product sales of $53.2 million due primarily to sales of Scopolamine and Testosterone 2% topical (store brand equivalent to Axiron®); more than offset by

•	Lower Entocort® sales of $61.4 million;

•	Decreased sales of existing products of $58.0 million due to decreased sales volume of certain products and pricing pressure across the portfolio; and

•	Discontinued products of $2.3 million.

Operating income decreased $18.7 million, or 7%, as a result of:

•	A decrease of $48.1 million in gross profit due primarily to:

•	Lower Entocort® sales as noted above; and

•	Pricing pressure as discussed above.

•	A decrease of $29.4 million in operating expenses due to:

•	A $23.0 million gain on sales of certain ANDAs;

•	A $17.0 million gain related to contingent consideration (refer to Item 1. Note 6);

•	Decreased selling and administrative expenses of $18.3 million due primarily to the prior year specialty pharmaceuticals sales force restructuring initiative; and

•	Decreased R&D expenses of $14.1 million due to timing of clinical trials, lower legal spend, and lower ongoing costs on certain projects; offset partially by

•	Impairment charges related to certain definite-lived intangible assets, certain fixed assets and IPR&D of $34.8 million (refer to Item 1. Note 3); and

•	Increased restructuring expenses of $5.9 million related to strategic organizational enhancements (refer to Item 1. Note 15).

•	Gross profit as a percentage of net sales was 2.0% lower due primarily to lower sales of Entocort® as discussed above.

Perrigo Company plc - Item 2
Other

OTHER

Recent Trends and Developments

On April 6, 2017, we completed the sale of our India API business to Strides Shasun Limited. We received $22.2 million of proceeds, inclusive of an estimated working capital adjustment, which resulted in an immaterial gain. Prior to closing the sale, we determined that the carrying value of the India API business exceeded its fair value less the cost to sell, resulting in an impairment charge of $35.3 million, which was recorded in Impairment charges on the Consolidated Statements of Operations for the year ended December 31, 2016 (refer to Item 1. Note 2).

On August 4, 2017, we signed a definitive agreement for the sale of our Israel API business to SK Capital for $110.0 million in cash, inclusive of a net debt adjustment. We expect to finalize the sale within the next three months, and the sale is not expected to have a material impact on our operations (refer to Item 1. Note 9).

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	October 1, 2016	September 30, 2017
Net sales	$21.1	$16.5
Gross profit	$9.4	$9.1
Gross profit %	44.5%	55.5%
Operating income (loss)	$(1.5)	$(0.4)
Operating income (loss)%	(7.4)%	(2.4)%
Three Months Ended September 30, 2017 vs. Three Months Ended October 1, 2016

Net sales decreased $4.6 million due primarily to increased competition on certain products. Operating loss decreased $1.1 million due primarily to a $1.4 million decrease in operating expenses. The decrease in operating expenses related to the absence of a $6.5 million impairment charge recorded on the India API business in the prior year; offset partially by a $3.3 million impairment charge recorded on the Israel API business in the current period (refer to Item 1. Note 9).

Perrigo Company plc - Item 2
Other

Nine Month Comparison

	Nine Months Ended
($ in millions)	October 1, 2016	September 30, 2017
Net sales	$59.5	$51.5
Gross profit	$26.8	$27.8
Gross profit %	45.0%	54.1%
Operating income	$2.6	$9.4
Operating income %	4.4%	18.2%
Nine Months Ended September 30, 2017 vs. Nine Months Ended October 1, 2016

Net sales decreased $8.0 million due primarily to competition on certain products. Operating income increased $6.8 million due to a $1.0 million increase in gross profit driven by favorable product mix and a $5.8 million decrease in operating expenses. The decrease in operating expenses related primarily to the absence of a $10.8 million impairment charge recorded on the India API business in the prior year; offset partially by a $3.3 million impairment charge recorded on the Israel API business in the current period (refer to Item 1. Note 9).

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Nine Months Ended
October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017
$27.7	$48.2	$79.1	$120.8

Effective January 1, 2017, due to the sale of the Tysabri® financial asset, all legal expenses associated with the former Specialty Sciences segment were moved to unallocated expenses.

The increase of $20.5 million in unallocated expenses during the three months ended September 30, 2017 compared to the prior year period was due primarily to an increase in share-based compensation expense of $4.7 million driven primarily by the resignation of certain executives, which had a favorable impact on the prior year period, and an increase of $15.6 million of administrative expenses driven by consulting fees and employee-related expenses.

The increase of $41.7 million in unallocated expenses during the nine months ended September 30, 2017 compared to the prior year period was due to an increase of $26.9 million of administrative expenses driven by consulting fees and employee-related expenses, $8.8 million in share-based compensation driven primarily by the resignation of certain executives, which had a favorable impact on the prior year period, and $5.9 million of restructuring expenses related to our cost reduction initiatives.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Interest, Other and Change in financial assets (Consolidated)

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017
Change in financial assets	$377.4	$2.6	$1,492.6	$24.2
Interest expense, net	$54.6	$34.7	$163.2	$133.1
Other (income) expense, net	$1.0	$(3.6)	$32.4	$(1.1)
Loss on extinguishment of debt	$0.7	$—	$1.1	$135.2

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

On March 27, 2017, we announced the completed divestment of our Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, which consists of $2.2 billion in cash and up to $250.0 million and $400.0 million in

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended July 1, 2017. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $143.2 million as of September 30, 2017. We chose the fair value option as we believe it will help investors understand the potential future cash flows we may receive associated with the two contingent milestones.

We valued the contingent milestone payments using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma over time until payment of the contingent milestone payments is completed. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. In the valuation of contingent milestone payments performed, we assumed volatility of 30.0% and a rate of return of 8.05% as of July 1, 2017 and a volatility of 30.0% and a rate of return of 8.06% as of September 30, 2017. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. During the three and nine months ended September 30, 2017, the fair value of the Royalty Pharma contingent milestone payments decreased $2.9 million and $42.1 million, respectively, as a result of the decrease in the estimated projected Tysabri® revenues due to the launch of Ocrevus® late in the first quarter of 2017 (refer to Item 1. Note 6).

Interest Expense, Net

Interest expense, net was $34.7 million and $133.1 million during the three and nine months ended September 30, 2017, respectively, compared to $54.6 million and $163.2 million for the three and nine months ended October 1, 2016, respectively. The $19.9 million and $30.1 million decreases were the result of the early debt repayments made during the nine months ended September 30, 2017 (refer to the "Borrowings and Capital Resources" section below and Item 1. Note 10).

Other (Income) Expense, Net

Other (income) expense, net was $3.6 million income for the three months ended September 30, 2017, compared to $1.0 million expense for the three months ended October 1, 2016. The $4.6 million decrease in expense was due primarily to $2.6 million of favorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

Other (income) expense, net was $1.1 million income during the nine months ended September 30, 2017, compared to $32.4 million expense for the nine months ended October 1, 2016. The $33.5 million decrease in expenses was due primarily to the absence of a $22.3 million equity investment impairment (refer to Item 1. Note 7), $6.7 million of favorable changes in revaluation of monetary assets and liabilities held in foreign currencies, and a $4.2 million reduction in equity method losses, partially offset by a $5.9 million loss related to the pre-issuance hedge reclassification (refer to Item 1. Note 8).

Loss on Extinguishment of Debt

During the nine months ended September 30, 2017, we recorded a $135.2 million loss on extinguishment of debt, which consisted of tender premium on debt repayments, transaction costs, write-off of deferred financing fees, and bond discounts related to the $500.0 million 3.500% senior notes due December 2021, $500.0 million 3.500% senior notes due March 2021, $400.0 million 4.900% senior notes due 2044, $800.0 million 4.000% senior notes due 2023, and $400.0 million 5.300% senior notes due 2043 (refer to Item 1. Note 10).

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017
16.4%	65.5%	17.2%	68.7%

The effective tax rate for the nine months ended September 30, 2017 was negatively impacted by non-deductible fees related to our debt cancellation, discrete tax items, and additional valuation allowances recorded against deferred tax assets.

Our tax rate is subject to adjustment over the balance of the fiscal year due to, among other things: the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments based on differing interpretations of the applicable transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. GAAP; and expiration of or the inability to renew tax rulings or tax holiday incentives.

On August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the Internal Revenue Service (“IRS”), plus statutory interest thereon from the dates of payment, for the fiscal years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Our claims for refund were disallowed by certified letters dated August 18, 2015 and July 11, 2017, for the 2009-2010 tax years and 2011-2012 tax years, respectively. The complaint was timely, based upon the refund claim denials, and seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year, and $24.7 million for the 2012 tax year. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges on our balance sheet during the three months ended July 1, 2017.

On December 22, 2016, we received a notice of proposed adjustment for the IRS audit of Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. Perrigo acquired Elan in December 2013. This proposed adjustment relates to the deductibility of litigation costs.

On July 11, 2017, we received a draft notice of proposed adjustment associated with transfer pricing positions for the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December 31, 2013.  Athena was the originator of the patents associated with Tysabri® prior to the acquisition of Athena by Elan in 1996. The amount of adjustments that may be asserted by the IRS in the final notice of proposed adjustment cannot be quantified at this time; however, based on the draft notice received, the amount to be assessed may be material. We disagree with the IRS’s position as asserted in the draft notice of proposed adjustment and intend to contest it.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Israel and France. In addition to the matters discussed above, the IRS is currently auditing our fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015. The Israel Tax Authority is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014. The French Tax Authority is currently auditing the years ended December 2014, December 2015, and December 2016.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Operating Activities

	Nine Months Ended
(in millions)	October 1, 2016	September 30, 2017	Increase/(Decrease)
Cash Flows From (For) Operating Activities
Net income (loss)	$(2,653.7)	$46.4	$2,700.1
Non-cash adjustments	3,229.9	560.8	(2,669.1)
Subtotal	576.2	607.2	31.0

Increase (decrease) in cash due to:
Accounts receivable	113.0	38.4	(74.6)
Inventories	25.1	(28.3)	(53.4)
Accounts payable	(57.7)	(6.0)	51.7
Payroll and related taxes	(40.0)	(36.7)	3.3
Accrued customer programs	(73.7)	(15.8)	57.9
Accrued liabilities	(90.0)	(18.8)	71.2
Accrued income taxes	5.2	(61.5)	(66.7)
Other, net	(9.4)	3.5	12.9
Subtotal	$(127.5)	$(125.2)	$2.3

Net cash from operating activities	$448.7	$482.0	$33.3

We generated $482.0 million of cash from operating activities during the nine months ended September 30, 2017, a $33.3 million increase over the prior year period, due to the following:

•
Increased net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, loss on extinguishment of debt, and depreciation and amortization;

•	Changes in accrued liabilities due to deferred revenue associated with BCH-Belgium distribution contracts and the absence of accruals related to the sale of our U.S. VMS business;

•	Changes in accrued customer-related programs due primarily to the pricing dynamics in the RX segment; and

•	Changes in accounts payable due primarily to changes to the Omega accounts payable structure that occurred in the prior year period; offset primarily by

•	Changes in accounts receivable due primarily to timing of receipt of payments and the absence of receivables related to the sale of our U.S. VMS business;

•	Changes in inventory due to the build up of inventory levels to support customer demands in the current period; offset by improved inventory management in the comparable prior year period; and

•	Changes in accrued income taxes due primarily to a U.S. Federal tax obligation payment made in the current year period, offset by expected tax refunds (refer to Item 1. Note 13).

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Investing Activities

	Nine Months Ended
($ in millions)	October 1, 2016	September 30, 2017	Increase/(Decrease)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	$259.5	$86.4	$(173.1)
Acquisitions of businesses, net of cash acquired	(436.8)	—	436.8
Asset acquisitions	(65.1)	—	65.1
Additions to property, plant and equipment	(84.6)	(55.2)	29.4
Net proceeds from sale of business and other assets	58.5	46.7	(11.8)
Proceeds from sale of the Tysabri® financial asset	—	2,200.0	2,200.0
Other investing, net	(1.0)	(5.8)	(4.8)
Net cash from (for) investing activities	$(269.5)	$2,272.1	$2,541.6

Cash generated from investing activities totaled $2.3 billion for the nine months ended September 30, 2017, compared to cash used of $269.5 million in the prior year period. The inflow in the current year was due primarily to the completed divestment of our Tysabri® financial asset to Royalty Pharma, for which we received $2.2 billion in cash at closing (refer to Item 1. Note 6). The outflow in the prior year was due primarily to the acquisition of a portfolio of generic dosage forms and strengths of Retin-A® ("Tretinoin"), a topical prescription acne treatment from Mattawan Pharmaceuticals, LLC, which used $416.4 million in cash. The prior year outflow was offset partially by proceeds from royalty rights of $259.5 million. Cash used for capital expenditures totaled $55.2 million during the nine months ended September 30, 2017 compared to $84.6 million in the prior year period. The decrease in cash used for capital expenditures was due primarily to the decrease in the number of projects in the current year compared to the prior year period.

Financing Activities

	Nine Months Ended
($ in millions)	October 1, 2016	September 30, 2017	Increase/(Decrease)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	$1,190.3	$—	$(1,190.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	(803.6)	—	803.6
Payments on long-term debt	(545.8)	(2,243.7)	(1,697.9)
Deferred financing fees	(2.8)	(4.2)	(1.4)
Premium on early debt retirement	(0.6)	(116.1)	(115.5)
Issuance of ordinary shares	8.2	0.5	(7.7)
Repurchase of ordinary shares	—	(191.5)	(191.5)
Cash dividends	(62.4)	(68.7)	(6.3)
Other financing	(17.4)	2.7	20.1
Net cash (for) financing activities	$(234.1)	$(2,621.0)	$(2,386.9)

Cash used for financing activities totaled $2.6 billion for the nine months ended September 30, 2017, compared to $234.1 million for the comparable prior year period. In the current year period, cash used for financing included $2.2 billion of repayments on long-term debt and $116.1 million of discounts on early debt retirement related to the current year debt extinguishment and $191.5 million in share repurchases, as discussed below. In the prior year period, the cash used for financing activities was due primarily to borrowings of $1.2 billion of long-term debt, more than offset by net repayments on our revolving credit agreements and other short-term financing of $803.6 million and net repayments on our long-term debt of $545.8 million (refer to "Borrowings and Capital Resources" below and Item 1. Note 10).

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

On October 22, 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion (the "2015 Authorization"). During the three and nine months ended September 30, 2017, we repurchased 1.9 million and 2.7 million ordinary shares at an average repurchase price of $71.73 and $71.72 per share, for a total of $133.3 million and $191.5 million, respectively. As of September 30, 2017, there was $1.3 billion still available to be repurchased through December 31, 2018 under the 2015 Authorization. We did not repurchase any shares under the share repurchase plan during the nine months ended October 1, 2016.

Borrowings and Capital Resources

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no balances outstanding under the facilities at September 30, 2017 and December 31, 2016.

Accounts Receivable Factoring

We have multiple accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee ranging from 0.14% to 0.15% per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus 70 basis points. The total amount factored on a non-recourse basis and excluded from accounts receivable was $24.3 million and $50.7 million at September 30, 2017 and December 31, 2016, respectively.

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

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below to repay the $435.0 million then outstanding under the 2014 Revolver. There were no borrowings outstanding under the 2014 Revolver as of September 30, 2017.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

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

We had $3.3 billion and $5.4 billion outstanding under our notes and bonds, and $428.3 million and $420.7 million outstanding under our term loan, as of September 30, 2017 and December 31, 2016, respectively. On September 29, 2016, we repaid the 1.300% senior notes due 2016 in full.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019, and we entered into a $300.0 million term loan tranche maturing December 18, 2015, which we repaid in full on June 25, 2015.

Debt Repayments

During the nine months ended September 30, 2017, we reduced our outstanding debt through a variety of transactions (in millions):

Date	Series	Transaction Type	Principal Retired
April 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	$13.3
July 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	14.3
September 30, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	14.8
May 8, 2017	$600.0 2.300% senior notes due 2018	Early redemption	600.0
May 23, 2017	€180.0 4.500% retail bonds due 2017	Scheduled maturity	201.3
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	190.4
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	219.6
June 15, 2017	$800.0 4.000% senior notes due 2023	Tender offer	584.4
June 15, 2017	$400.0 5.300% senior notes due 2043	Tender offer	309.5
June 15, 2017	$400.0 4.900% senior notes due 2044	Tender offer	96.1
			$2,243.7

As previously disclosed, during the three months ended April 1, 2017 we entered into amendments to the 2014 Revolver and the 2014 term loan to modify provisions of such agreements necessary as a result of the correction in accounting related to the Tysabri® financial asset, as well as waivers of any default or event of default that may have arisen from any restatement of or deficiencies in our financial statements for the periods specified in such amendments and waivers. We are in compliance with all covenants under our debt agreements as of September 30, 2017.

See Item 1. Note 10 for more information on all of the above debt facilities.

Credit Ratings

Our credit ratings on September 30, 2017 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Global Ratings, respectively.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Contractual Obligations and Commitments

Other than the obligations related to the changes to our debt structure in relation to the repayments, as discussed in Item 1. Note 10, there were no material changes in contractual obligations as of September 30, 2017 from those provided in our 2016 Form 10-K. See below for a revised schedule of our enforceable and legally binding obligations as of September 30, 2017 related to our short and long-term debt arrangements.

	Payment Due by Period (in millions)
	2017(1)	2018 - 2019	2020 - 2021	After 2021	Total
Short and long-term debt(2)	$406.5	$811.5	$812.5	$2,859.6	$4,890.1

(1)     Reflects remaining three months of 2017.

(2)	Short and long-term debt includes interest payments, which were calculated using the effective interest rate at September 30, 2017.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because of the material weaknesses in our internal control over financial reporting described below.

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

Perrigo Company plc - Item 4
Controls and Procedures

Tysabri® Contingent Payments

We acquired the Tysabri® royalty stream in our acquisition of Elan Pharmaceuticals plc (“Elan”) in December 2013, and at the time of the acquisition, concluded that the right to receive quarterly royalty payments from Biogen Idec Inc. should be an intangible asset and such payments recognized as revenue in our financial statements. As discussed in Item 4.02 of our Form 8-K filed on April 25, 2017, during the 2016 year-end close process, and in anticipation of our potential sale of the Tysabri® royalty rights and the 2018 adoption of ASC 606 Revenue from Contracts with Customers, we re-evaluated the historical classification of the Tysabri® royalty stream as an intangible asset and concluded that it should have been reflected in the financial statements as a financial asset as of its 2013 acquisition date. As part of this evaluation, management determined that its control over the review of the application of the accounting guidance in ASC 805 Business Combinations did not operate effectively in the appropriate identification of the assets acquired and liabilities assumed in connection with the Elan acquisition in December 2013. All of our originally filed financial statements through the filing of the Form 10-Q for the quarter ended October 1, 2016, as originally filed on November 10, 2016, included the disclosure of the Elan acquisition with the Tysabri® royalty stream presented as an intangible asset. In addition, due to the fact that the asset was historically classified as an intangible asset, we did not design or implement controls around the fair value accounting for the Tysabri® royalty stream as a financial asset, so these controls were not in place at any quarter end subsequent to the acquisition, including the date of the quarterly and annual assessment of internal control. Accordingly, management concluded that these control deficiencies represent material weaknesses. As discussed in our Form 10-Q for the quarter ended July 1, 2017, the material weakness related to the fair value accounting for the Tysabri® royalty stream as a financial asset was remediated during that period. See below for our discussion of the remediation efforts related to our acquisition of the Tysabri® royalty rights.

Income Taxes

Management has determined that we did not design or maintain effective management review controls related to our (1) evaluation of non-routine transactions that impact our effective tax rate on an annual and interim basis and (2) determination of our deferred taxes in connection with business combinations.

During our quarterly and annual fiscal 2016 close processes, management determined that the design and operating effectiveness of our controls around the evaluation of non-routine events did not operate appropriately. As disclosed in our Form 10-Q for the quarterly period ended April 2, 2016, our management review controls did not operate at a sufficient level of precision to ensure interim income taxes were properly recorded and disclosed in our condensed consolidated financial statements in connection with the recording of an indefinite-lived intangible asset impairment and estimated goodwill impairment as part of the Company’s controls to evaluate non-routine events that occur during a quarterly period and the related income tax impacts. These control deficiencies resulted in a material misstatement in income taxes in the preliminary financial statements for the quarter ended April 2, 2016. Additionally, these controls remained unremediated as of September 30, 2017, as they were in February 2017 when we identified that these controls did not appropriately evaluate the need for a valuation allowance. ASC 740, Income Taxes, requires a company to record a valuation allowance to reduce a deferred tax asset to its net realizable value. Our controls related to consideration of non-routine transactions or events were not designed and did not operate appropriately and identify whether a valuation allowance was needed as they did not identify that we entered into a three year cumulative loss and did not consider the positive and negative evidence in evaluating the potential sources of taxable income in determining whether a valuation allowance was required in the consolidated financial statements.

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

Perrigo Company plc - Item 4
Controls and Procedures

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

Tysabri® Contingent Payments

To remediate the material weakness related to the acquisition of the Tysabri® royalty rights, we, with oversight from the Audit committee, designed certain controls around the identification of assets acquired and liabilities assumed in our business combination process. As part of the re-design of the controls, we: (1) considered our controls around the review of the related contracts and agreements and our application of ASC 805 to identify the type of assets acquired and liabilities assumed and (2) evaluated and enhanced management review controls related to business acquisitions. Based on the evaluation of the design and changes to our business acquisition process performed during the second and third quarters of 2017 on these newly implemented controls, we have concluded that these controls have been designed and implemented appropriately. As a result, we consider this material weakness to be remediated as of September 30, 2017.

Income Taxes

To remediate the material weaknesses in internal control over financial reporting related to income taxes, we have, with oversight from the Audit Committee, completed the review of the organizational structure, resources, processes and controls in place to measure and record income taxes to enhance the effectiveness of the design and operation of those controls. In addition, we continue to:

•	Evaluate the design and operating effectiveness of our controls related to income taxes for business acquisitions and non-routine transactions on an interim and annual basis;

•	Enhance monitoring activities related to income taxes; and

•	Evaluate and enhance the level of precision in the management review controls related to income taxes.

We have begun to implement the remediation actions and expect to complete the implementation as part of our 2017 fiscal year closing process. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weaknesses related to income taxes described above will continue to exist.

Impairment

We, with oversight from the Audit Committee, designed and initiated certain controls around the financial reporting related to the identification of asset groups as part of our impairment testing. Controls we implemented include: (1) reviewing the design and operation of our controls related to asset group determination in our impairment process on an interim and annual basis and (2) evaluating and enhancing the management review controls related to impairment. Based on the testing performed during the second and third quarters of 2017 on these newly implemented controls around the identification of asset groups as part of our impairment testing, we have concluded that these controls have been designed appropriately and are operating effectively. As a result, we consider this material weakness to be remediated as of September 30, 2017.

Perrigo Company plc - Item 4
Controls and Procedures

We are committed to achieving and maintaining a strong internal control environment and believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. We continue to review the remaining un-remediated material weaknesses and intend to add resources and improve our processes to achieve and maintain a strong control environment. We will continue to monitor the effectiveness of our remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control over Financial Reporting

Other than as described above under "Remediation Plan for Material Weaknesses," there have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our review of certain material misstatements related to the characterization of the Tysabri® royalty stream acquired in the Elan transaction, as well as material misstatements related to the calculation of deferred tax liabilities that existed at the time of the acquisition of Omega, and the evaluation of long-lived assets in our animal health reporting unit for impairment testing, in each case contained in certain of our historical financial statements, we concluded that there were material weaknesses in our internal control over financial reporting that contributed to those misstatements. As a result of the material weaknesses, which existed at December 31, 2016 and some of which remained at September 30, 2017, we have concluded that we did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, April 1, 2017, July 1, 2017 or September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The failure to maintain effective control over financial reporting in turn resulted in material deficiencies in our disclosure controls and procedures.

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

Perrigo Company plc - Item 1A
Risk Factors

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

•
On August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the Internal Revenue Service (“IRS”), plus statutory interest thereon from the dates of payment, for the fiscal years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Our claims for refund were disallowed by certified letters dated August 18, 2015 and July 11, 2017, for the 2009-2010 tax years and 2011-2012 tax years, respectively. The complaint was timely, based upon the refund claim denials, and seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year and $24.7 million for the 2012 tax year. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges on our balance sheet in the second quarter of the year ending December 31, 2017.

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

Perrigo Company plc - Item 1A
Risk Factors

There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. At this time, we cannot predict the outcome of any audit or related litigation. Unfavorable resolutions of the audit matters discussed above could have a material impact on our consolidated financial statements in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended September 30, 2017 was as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase(1)
July 2 - July 31, 2017	484,860	$72.27	484,860
August 1 - August 31, 2017	1,354,721	$71.46	1,354,721
September 1 - September 30, 2017	19,124	$77.50	19,124
Total	1,858,705			$1.30	billion

(1) The remaining $1.30 billion in the table represents the amount available to be repurchased under our 2015 Authorization as of September 30, 2017.

ITEM 5. OTHER INFORMATION
Our Board of Directors has established May 4, 2018 as the date of our 2018 Annual General Meeting of Shareholders (the “2018 Annual Meeting”). Because the date of the 2018 Annual Meeting will be more than 30 days before the anniversary of our 2017 Annual General Meeting of Shareholders, we are informing shareholders of the change in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

For shareholders who wish to present a proposal to be considered for inclusion in our proxy materials for the 2018 Annual Meeting, we have set a new deadline for the receipt of those proposals in accordance with Rule 14a-8 under the Exchange Act. To be considered timely, shareholders must submit their proposals, in writing, to our Company Secretary at our principal executive offices located at Treasury Building, Lower Grand Canal Street, Dublin 2, Ireland by December 19, 2017, which we have determined to be a reasonable time before we expect to begin to print and mail our proxy materials. Shareholder proposals must also comply with all applicable requirements of Rule 14a-8.

Because the 2018 Annual Meeting will be more than 30 days before the anniversary of the 2017 Annual General Meeting of Shareholders, our Articles of Association (the “Articles”) provide that shareholders who wish to bring a proposal or nominate a director at the 2018 Annual Meeting, but who are not requesting that the proposal or nomination be included in our proxy materials, must notify our Company Secretary, in writing, not earlier than the close of business on February 3, 2018 and not later than the close of business on February 23, 2018. Shareholders are advised to review the Articles, which contain additional requirements about advance notice of shareholder proposals and director nominations.

Perrigo Company plc - Part II - Item 6
Exhibits

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 19, 2013).

3.2
Memorandum and Articles of Association of Perrigo Company plc, as amended and restated (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017).

10.1
Letter Agreement between Perrigo Company plc and Ronald L. Winowiecki, dated July 18, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017).

10.2	Amendment No. 3 to the 2013 Long-Term Incentive Plan, effective as of November 3,2017 (filed herewith).

10.3	Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (filed herewith).

10.4	Forms of Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (filed herewith).

10.5	Forms of Nonqualified Stock Option Agreements under the Company's 2013 Long-Term Incentive Plan filed (herewith).

31.1	Rule 13a-14(a) Certification by John T. Hendrickson, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Ronald L. Winowiecki, Acting Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	November 9, 2017	By: /s/ John T. Hendrickson
John T. Hendrickson
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2017	By: /s/ Ronald L. Winowiecki
Ronald L. Winowiecki
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)