Form 10-K
period 2017-12-31
PERRIGO Co plc
filed 2018-03-01
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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
.

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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on June 30, 2017 as reported on the New York Stock Exchange, was $10,768,787,616. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2018, the registrant had 140,833,598 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10-K
YEAR ENDED DECEMBER 31, 2017

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; the success of management transition; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information; potential impacts of ongoing or future government investigations and regulatory initiatives; resolution of uncertain tax positions; the impact of U.S. tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions and the success of such transactions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts and other initiatives. In addition, we may be unable to remediate one or more previously identified material weaknesses in our internal control over financial reporting. Furthermore, we may incur additional tax liabilities in respect of 2016 and prior years or be found to have breached certain provisions of Irish company law in connection with our restatement of our previously filed financial statements, which may result in additional expenses and penalties. These and other important factors, including those discussed in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

NOTE REGARDING FISCAL YEAR

Our fiscal year previously consisted of a 52- or 53-week year ending on or around June 30 of each year with each quarter ending on the Saturday closest to each calendar quarter end. Beginning on January 1, 2016, we changed our fiscal year to begin on January 1 and end on December 31 of each year. As a result of our change in year end, this report on Form 10-K discloses the results of our operations for the twelve-month periods from January 1, 2017 through December 31, 2017 and January 1, 2016 through December 31, 2016. The six months ended December 31, 2015 reflects our financial results from June 28, 2015 through December 31, 2015. The year ended June 27, 2015 reflects our financial results for the twelve-month period from June 29, 2014 to June 27, 2015.

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

WHO WE ARE

We are a leading global healthcare company, delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We are a leading provider of branded OTC products throughout Europe, and also a leading producer of generic pharmaceutical topical products such as creams, lotions, and gels, as well as nasal sprays and injection ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

MAJOR DEVELOPMENTS IN OUR BUSINESS

Restructuring

On February 21, 2017, we approved a workforce reduction plan as part of a larger cost optimization strategy across the Company, which was completed during the year. Our plan was to reduce our global workforce by approximately 750 employees, which included some actions already taken and 235 employees who had elected to participate in a voluntary early retirement program. This represented a reduction of approximately 14% of our global non-production workforce. The changes to our workforce varied by country, based on legal requirements and required consultations with works councils and other employee representatives, as appropriate. During the year ended December 31, 2017, we recognized $61.0 million of restructuring expenses (refer to Item 8. Note 18). In addition, during the year ended December 31, 2017, we executed a supply chain reorganization which continues to generate savings for both our North American and International segments.

Perrigo Company plc - Item 1
Business Overview

Segments

Our reporting segments are as follows:

•	Consumer Healthcare Americas ("CHCA"), comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract, infant formula and animal health categories).

•
Consumer Healthcare International ("CHCI"), comprises our branded consumer healthcare business primarily in Europe and our consumer focused businesses in the U.K., Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	Prescription Pharmaceuticals ("RX"), comprises our U.S. Prescription Pharmaceuticals business.

We also had two legacy operating segments, Specialty Sciences and Other, which contained our Tysabri® financial asset and Active Pharmaceuticals business ("API") businesses, respectively, which we divested (refer to Item 8. Note 2 and Note 6). Following these divestitures, there were no substantial assets or operations left in either of these segments. Effective January 1, 2017, all expenses associated with our former Specialty Sciences segment were moved to unallocated expenses. Financial information related to our business segments and geographic locations can be found in Item 8. Note 19. Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

Omega Acquisition

On March 30, 2015, we acquired Omega Pharma Invest N.V. ("Omega"), one of the largest OTC companies in Europe, for $3.0 billion in equity and cash and assumed debt of $1.6 billion, for a total purchase price of $4.6 billion. The Omega acquisition expanded our OTC leadership position into continental Europe, accelerated our international expansion and geographic diversification through enhanced scale and a broader footprint, and diversified our net sales and cash flow streams.

The broader European platform established through the Omega acquisition, facilitated the acquisition of a portfolio of well-established OTC brands sold primarily in Europe from GlaxoSmithKline Consumer Healthcare (“GSK”), on August 28, 2015 and Naturwohl Pharma, GmbH ("Naturwohl"), with its leading German dietary supplement brand, Yokebe®, on September 15, 2015 (refer to Item 8. Note 2). Subsequently, during the year ended December 31, 2016, we identified impairment indicators associated with certain intangible assets and goodwill, which required us to test these assets for impairment. As a result, we recorded total impairments of $2.0 billion (refer to Item 8. Note 3).

Elan Acquisition

On December 18, 2013, we acquired Elan in a cash and stock transaction totaling $9.5 billion. The acquisition led to the creation of our then new corporate structure headquartered in Dublin, Ireland. We have utilized this structure to continue to grow in our core markets and further expand outside of the U.S. The acquisition also provided us with the Tysabri® financial asset.

In November 2016, we initiated a strategic review of the Tysabri® financial asset. During this review, we identified impairment indicators of the fair value of that royalty stream, which led to a goodwill impairment recorded during the year ended December 31, 2016 (refer to Item 8. Note 3 and Note 6 for additional information on the impairment and fair value adjustments, respectively). On March 27, 2017, we announced the completed divestment of the Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in royalties earned if global net sales of Tysabri® meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended April 1, 2017 (refer to Item 8. Note 6 for additional information on the Royalty Pharma contingent milestone payments).

Divestitures

In addition to the above mentioned Tysabri® financial asset disposal, as a result of our continued efforts to implement certain initiatives, streamline our organization and review our portfolio, during the year ended December 31, 2017, we divested the following (refer to Item 8. Note 2):

Perrigo Company plc - Item 1
Business Overview

•	Certain Abbreviated New Drug Applications ("ANDAs") for $15.0 million in proceeds.

•	Our animal health pet treats plant fixed assets for $7.7 million in proceeds.

•	Our India API business for $22.2 million in proceeds.

•	Our Russian business for €12.7 million ($15.1 million) in proceeds.

•	Our Israel API business for $110.0 million in proceeds.

NEW PRODUCTS

We consider a product to be new if it was (i) reformulated, (ii) involved product line extension due to changes in characteristics such as strength, flavor, or color, (iii) involved a change in product status from "prescription only" ("Rx") to OTC, (iv) was a new generic or branded launch, (v) was provided in a new dosage form or (vi) was sold to a new geographic area with different regulatory authorities, in all cases, within 12 months prior to the end of the period for which net sales are being measured. During the year ended December 31, 2017, new product sales were $209.7 million.

CONSUMER HEALTHCARE AMERICAS

Overview

The CHCA segment is focused primarily on the sale of OTC store brand products, including cough, cold, allergy and sinus, analgesic, gastrointestinal, smoking cessation, infant formula and food, animal health, and diagnostic products in the U.S., Mexico and Canada. We are a leading provider of consumer healthcare products sold to consumers via store brands and also sell consumer healthcare products under our own brands. Consumer awareness and knowledge of the quality and value that OTC store brand products represent continues to grow due to retailer efforts to promote their own label programs. During the year ended December 31, 2017, our CHCA segment represented approximately 49% of consolidated net sales.

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

We are dedicated to continuing to be the leader in developing and marketing new OTC store brand products, including infant formula, and have a research and development ("R&D") staff that we believe is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. Our R&D team also responds to changes in existing national brand products by reformulating existing products. For example, in the OTC pharmaceutical market, certain new products are the result of changes in product status from Rx to OTC. These “Rx-to-OTC switches” require FDA approval through a process initiated by the drug innovator. The drug innovator usually begins the process by filing a New Drug Application ("NDA"), which is often followed by filing an ANDA. New drugs are also marketed through the FDA's OTC monograph process, which allows for the production of drugs that are generally recognized as safe and effective without pre-marketing approval.

The CHCA segment also develops, manufactures, and distributes certain branded products when the strategy is synergistic with our store brand business. Branded products include the Good Sense®, Sergeant's®, Sentry®, Zephrex D®, PetArmor®, and ScarAway® brand names.

Perrigo Company plc - Item 1
CHCA

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

The chart below reflects net sales by product category in the CHCA segment for the year ended December 31, 2017.

Perrigo Company plc - Item 1
CHCA

We launched a number of new CHCA products in the year ended December 31, 2017, most notably esomeprazole magnesium (store brand equivalent to Nexium® 24HR capsules), and smoking cessation products. During the year ended December 31, 2017, new product sales in the CHCA segment were $68.7 million.

We, on our own or in conjunction with partners, received final FDA approval from U.S. health authorities for two new products within the CHCA segment in the year ended December 31, 2017, and as of December 31, 2017, we had eight new product applications pending FDA approval.

Sales and Marketing

Our customers include major global, national, and regional retail drug, supermarket, and mass merchandise chains such as Walmart, CVS, Walgreens Boots Alliance, Rite Aid, Kroger, Target, Dollar General, Sam’s Club, Costco, Petco, Petsmart, Aldi, Amazon, and major wholesalers, including McKesson, Cardinal Health, and Amerisource Bergen.

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

Our animal health category, which has a greater emphasis on value-branded products, promotes product awareness through direct-to-consumer advertising, including television commercials, online advertising, in-store display vehicles, and social media.

In addition to in-store marketing programs, our infant formula category markets directly to consumers and healthcare professionals.

Competition

The markets for OTC pharmaceuticals and infant formula are highly competitive and differ for each product line and geographic region. Our primary competitors include manufacturers, such as LNK International, Inc., PL Developments, and Dr. Reddy's Labs, and brand-name pharmaceutical and consumer product companies, such as Johnson & Johnson, Pfizer, Bayer AG, GSK, Nestle S.A. (Gerber), Abbott Nutrition, and Mead Johnson Nutrition Co. The competition is highly fragmented in terms of geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. However, some competitors do have larger sales volumes in certain of our categories. Additionally, national brand companies tend to have more resources committed to marketing their products and could in the future manufacture store brands of their products at lower prices than their national brand products. Competition is based on a variety of factors, including price, quality, assortment of products, customer service, marketing support, and approvals for new products (refer to Item 1A. Risk Factors - Risks Related to Operations for additional information and risks associated with competition).

Perrigo Company plc - Item 1
CHCA

CONSUMER HEALTHCARE INTERNATIONAL

Overview

The CHCI segment is comprised of our branded OTC sales primarily in Europe and our consumer focused businesses in the U.K., Australia, and Israel. The CHCI segment develops, manufactures, markets and distributes many well-known European OTC brands in the cough, cold and allergy, lifestyle, personal care and derma-therapeutics, natural health and vitamins, and anti-parasite categories. In addition, the segment leverages its broad regulatory, sales, and distribution infrastructure to in-license and sell third-party brands and generic pharmaceutical products. The CHCI segment distributes these products through an extensive network of customers including pharmacies, wholesalers, drug and grocery store retailers, and para-pharmacies in 28 countries, primarily in Europe. Many CHCI products have market leading positions in the markets in which they compete. During the year ended December 31, 2017, the CHCI segment represented approximately 30% of consolidated net sales.

Through continued investment in R&D partnerships and new technologies, the CHCI segment strives to offer high quality products that meet consumers' needs. The combination of internal R&D, in-sourcing, acquisitions, and partnerships support the product pipeline, both in terms of brand expansion and product improvement. In the U.K., R&D focuses on oral liquid formulations for the branded Rx products for which liquid formulations are not available, as well as the development of store brand products and products for the branded business. An additional R&D center resides in Sweden. In the rest of Europe, most R&D is performed by external partners with oversight by our teams. The segment has six plants dedicated to manufacturing certain of its products.

The CHCI segment primarily focuses on building local and regional brands. In many markets outside of the U.S., a brand marketing strategy can be more effective than a store brand strategy due to the absence of mass merchandisers and large scale pharmacy chains. Additionally, the absence of a centralized regulatory environment within Europe adds to the complexity of obtaining approvals for products in these markets.

While the CHCI segment sells products from over 300 brands both on its own and through third parties, it focuses its resources on its "Focus brands", which are selected on the basis of their current sales and growth potential in the OTC market. Additional resources are allocated to these brands to build strong positions in the largest, most highly profitable categories in the OTC market, while maintaining leadership in smaller branded categories.

Recent Developments

•
Management has developed a strategy to: (1) implement a brand prioritization to address certain market dynamics, with an objective to balance the cost of advertising and promotional investments with expected contributions from category sales, (2) restructure the sales force in certain markets to more effectively serve customers, and (3) in-source certain product manufacturing and development. The combination of these actions is expected to improve the segment's focus on higher value OTC products, reduce selling costs and improve operating margins in the segment.

•	As part of our previously announced strategic initiatives, management implemented improvements and evaluated the overall cost structures within our CHCI segment in the following ways:

•
On December 8, 2016, we announced the cancellation of the unprofitable EuroGenerics NV distribution agreement in Belgium. The year-over-year effect of the cancellation, combined with the exit of certain OTC distribution agreements, reduced our net sales by $200.3 million in 2017, with an immaterial impact to operating income.

•
We made progress on our previously announced restructuring plans to right-size the Omega business due to the impact of market dynamics on sales volumes. During the year ended December 31, 2017, we recognized $17.1 million of restructuring expense in the CHCI segment (refer to Item 8. Note 18).

Perrigo Company plc - Item 1
CHCI

•	Management continues to evaluate the most effective business model for each country, aligning our sales infrastructure and actively integrating sales strategies with promotional programs.

•
On August 25, 2017, we completed the sale of our Russian business, which was previously classified as held-for-sale, to Alvogen Pharma LLC. The total sale price was €12.7 million ($15.1 million), inclusive of an estimated working capital adjustment, which resulted in an immaterial gain in the segment (refer to Item 8. Note 2).

The combination of these actions improved the segment's focus on higher value OTC products, reduced selling costs and improved operating margins in the segment.

•
The CHCI segment has been positively impacted by market dynamics in countries such as the Nordics, Italy, and Portugal, offset by softness in certain brand categories in France and Germany, as well as unfavorable foreign currency impacts primarily in the U.K. related to Brexit.

Products

Below are the categories in which the CHCI segment competes and some of the top brands in each category.

Product Category	Description	Focus Brands
Cough, Cold, and Allergy	Products that address respiratory symptoms, including traditional medications and alternative treatments such as aromatherapy solutions.	Bittner®/Aflubin® Bronchenolo®/Bronchostop® Coldrex® Libenar® Physiomer® Phytosun®/Valda® Solpadeine®/Antigrippine®
Lifestyle	Weight management, pregnancy and fertility kits, pain relief, sleep management, smoking cessation, and eye care.	Niquitin® Silence®/Nytol® XLS (Medical)® Ymea®

Personal Care and Derma-Therapeutics	Products for the face and body, including sun care, baby-specific, and feminine hygiene products, and solutions for various skin conditions and allergies such as eczema, psoriasis and rosacea.	ACO® Biodermal® Canoderm® Dermalex® Lactacyd® Wartner®
Natural Health and Vitamin, Minerals, and Supplements ("VMS")	Vitamins, minerals, supplements, and various other natural remedies.	Abtei® Biover® Davitamon® Granufink®

Anti-Parasite	Products focused on the elimination of parasites in both humans and pets including lice treatment and insect repellent.	Jungle Formula® Paranix®

The chart below reflects net sales by product category in the CHCI segment for the year ended December 31, 2017.

Perrigo Company plc - Item 1
CHCI

We launched a number of new CHCI products in the year ended December 31, 2017, most notably a cold & flu triple active hot drink, various intimate hygiene products, derma-therapeutics, and VMS line extensions. During the year ended December 31, 2017, new product sales in the CHCI segment were $64.1 million.

The CHCI segment has more than 100 strategic new products in five product categories in development, with each of its Focus brands having a five-year innovation master plan.

Sales and Marketing

Our customers include pharmacies, drug, and grocery stores located primarily in Europe, including Walgreens Boots Alliance, ASDA, Tesco, DM, Rossmann, ETOS, and Kruidvat. The CHCI segment sells its products primarily through an established pharmacy sales force to an extensive network of pharmacists. Our sales representatives visit pharmacists daily, ensuring strong in-store visibility of our brands and facilitating pharmacist education programs. Our sales, marketing, and regulatory teams use training/merchandising teams to work in conjunction with local sales representatives to improve our brands' presence and recognition. We seek to attract key talent from leading OTC, Fast Moving Consumer Goods ("FMCG"), and retailer companies to build strong local teams throughout the countries in which the CHCI segment operates.

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

Competition

The competitive landscape of the European OTC market is highly fragmented, as local companies often hold leadership positions in individual product segments in particular countries. As a result, the relevant competition in each of the CHCI segment's markets is both local and global. Competitors include Sarnofi, Bayer, Reckitt Benckiser, GSK, Novartis, and Johnson & Johnson, as well as additional regional competitors. We believe our key advantage lies in our unique combination of best practices in sales, marketing, and product development from

Perrigo Company plc - Item 1
CHCI

FMCG and OTC/Rx, while embracing the pharmacy channel to drive self-care (refer to Item 1A. Risk Factors - Risks Related to Operations for additional information and risks associated with competition).

PRESCRIPTION PHARMACEUTICALS

Overview

The RX segment develops, manufactures, and markets a portfolio of generic prescription drugs primarily in the U.S. We define this portfolio as predominantly "extended" topical as it encompasses a broad array of topical dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, solutions, and powders. The portfolio also includes select controlled substances, injectables, hormones, oral solid dosage forms, and oral liquid formulations. During the year ended December 31, 2017, the RX segment represented approximately 20% of consolidated net sales.

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

We manufacture our topical and oral products in the U.S. and Israel, and also source from various FDA-approved third parties. Rx products are manufactured, labeled, and packaged in facilities that comply with strict regulatory standards and meet customers’ stringent requirements.

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

We actively collaborate with other pharmaceutical companies to develop, manufacture, and market certain products or groups of products. These types of agreements are common in the pharmaceutical industry. We may choose to enter into these types of agreements to, among other things, leverage our or our collaborators' scientific R&D expertise, or utilize our extensive marketing and distribution resources (refer to Item 8. Note 1 for more information regarding our method for recognizing revenue and expenses related to collaboration agreements, as well as Item 8. Note 17 for more information regarding our collaboration agreements).

Recent Developments

•
We continue to experience a significant reduction in pricing expectations from historical levels in our RX segment due to competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture supply chain productivity savings, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact the segment for the foreseeable future, and we are forecasting a high single digit pricing decline in this segment for the year ending December 31, 2018.

•
We are continuing our previously announced portfolio review process, which includes the ongoing comprehensive internal evaluation of the RX segment's market position, growth opportunities, and interdependencies with our manufacturing and shared service operations to determine if strategic alternatives should be explored related to this segment.

•	During the year ended December 31, 2017, we sold various ANDAs for a total gain of $23.0 million.

Perrigo Company plc - Item 1
RX

Products

Listed below are some of the generic prescription products, including authorized generic and ORx® products, that we manufacture and/or distribute:

Generic Name (1)	Comparative Brand-Name Drug
Adapalene cream	Differin®
Bacitracin ophthalmic ointment	N/A
Benzoyl peroxide 5% - clindamycin 1% gel	BenzaClinTM
Budesonide	Entocort®
Clindamycin foam	Evoclin®
Clindamycin phosphate and benzoyl peroxide gel	Duac®
Clobetasol foam, lotion and shampoo	Olux®, Olux-E®, Clobex®
Desonide cream, ointment	Desonate®, Tridesilon®
Dihydroergotamine injection	D.H.E. 45
Halobetasol ointment and cream	Ultravate®
Hydrocortisone suppositories	N/A
Mupirocin ointment	Bactroban®
Nystatin topical powder	Mycostatin®
Olopatadine nasal spray	Patanase®
Permethrin cream	Elimite®
Scopolamine patch	TransdermScop®
Tacrolimus	Protopic®
Testosterone 1% gel	Androgel
Testosterone cypionate injection	Depo®, Testosterone
Testosterone solution	Axiron®
Triamcinolone acetonide nasal spray	Nasacort® AQ
Triamcinolone cream/ointment	Triderm™/Kenalog™

(1)    Contains the same active ingredients present in the same dosage form as the comparable brand-name drug

We launched a number of new RX products in the year ended December 31, 2017, most notably Scopolamine and Testosterone 2% topical (generic equivalent to Axiron®). During the year ended December 31, 2017, new product sales in the RX segment were $75.9 million.

During the year ended December 31, 2017, we, on our own or in collaboration with partners, received final approval from FDA health authorities for 12 Rx drug applications, and as of December 31, 2017, we had 21 Rx drug applications pending approval.

Sales and Marketing

Our customers include major wholesalers, including Cardinal Health, McKesson, and AmerisourceBergen; sourcing groups such as Red Oak and ClarusOne; national and regional retail drug, supermarket and mass merchandise chains, including Walgreens Boots Alliance, Rite Aid, Walmart, CVS, Kroger, and Safeway; hospitals; and pharmacies. ORx® products are sold to the consumer through the pharmacy counter of predominantly the same retail outlets as our OTC pharmaceutical products.

Competition

The market for Rx products is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of their branded products (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations, and manufacturers of therapeutically similar drugs. Among our generic drug manufacturer competitors are Par Pharmeceuticals, Apotex Corp., Glenmark Generics Inc., Impax Laboratories, Inc., Mylan, Prasco, LLC, Sandoz, Sun Pharmaceuticals, Taro Pharmaceuticals, Teva Pharmaceutical Industries Ltd., and Akorn.

Perrigo Company plc - Item 1
RX

We believe that one of our primary competitive advantages is our ability to introduce difficult to develop and/or manufacture topical generic versions to brand-name drug products. Generally, these products are exposed to less competition due to the relatively longer and more expensive development, clinical trial, and approval processes. In addition, we believe we have a favorable competitive position due primarily to our efficient distribution systems, topical production economies of scale, customer service, and overall reputation (refer to Item 1A. Risk Factors - Risks Related to Operations for more information and risks associated with competition).

SPECIALTY SCIENCES

Overview

The Specialty Sciences segment was comprised of assets focused on the treatment of multiple sclerosis, specifically in connection with the drug Tysabri® (natalizumab). We received contingent payments related to the Tysabri® financial asset until we disposed of it on March 27, 2017.

We were entitled to contingent payments from Biogen Idec Inc. ("Biogen") based on its Tysabri® sales in all indications and geographies. We received contingent payments that were based on royalties of 12% on worldwide Biogen sales of Tysabri® from December 18, 2013 through April 30, 2014. As of May 1, 2014, we received royalties of 18% on annual worldwide Biogen sales of Tysabri® up to $2.0 billion and 25% on annual sales above $2.0 billion. The cash received from Biogen for the royalty percentage on Tysabri® sales was recorded as cash flows from investing activities in our Consolidated Statements of Cash Flow.

We had recorded the Tysabri® royalty stream as a financial asset and elected to account for this asset using the fair value option method, which incorporates discounted cash flows related to the expected future cash flows to be received. We used significant judgment in determining our valuation inputs, including estimates as to the probability and timing of future sales of Tysabri®, as well as estimates of the expected future cash flows. The estimated fair value of the asset was subject to variation should those cash flows vary significantly from our estimates. We had performed evaluations at each reporting period to assess those estimates, discount rates utilized and general market conditions affecting fair value (refer to Item 8. Note 6).

The Specialty Sciences segment also included ongoing obligations under the sale agreement between Biogen and Elan for 50% of losses and litigation expenses arising out of any Tysabri® product liability claims, required insurance coverage and related expenses. Effective January 1, 2017, due to the sale of the Tysabri® financial asset, all the above mentioned expenses were moved to unallocated expenses.

On March 27, 2017, we announced the completed divestment of our Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended April 1, 2017. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $134.5 million as of December 31, 2017 (refer to Item 8. Note 6 and Item 1A. Risk Factors - Risks Related to Operations).

OTHER

Recent Developments

We had an Other segment that was primarily comprised of sales of API products, which did not meet the quantitative threshold required to be a separate reportable segment. We developed, manufactured, and marketed API products, which were used worldwide by both generic and branded pharmaceutical companies. Certain of these ingredients were used in our own pharmaceutical products. The manufacturing of API occurred primarily in Israel with some production in India.

Perrigo Company plc - Item 1
Other

On April 6, 2017, we completed the sale of our India API business to Strides Shasun Limited. We received $22.2 million of proceeds, inclusive of an estimated working capital adjustment, which resulted in an immaterial gain recorded in Other expense (Income), net on the Consolidated Statements of Operations. Prior to closing the sale, we determined that the carrying value of the India API business exceeded its fair value less the cost to sell, resulting in an impairment charge of $35.3 million, which was recorded in Impairment charges on the Consolidated Statements of Operations for the year ended December 31, 2016 (refer to Item 8. Note 2).

On November 21, 2017, we completed the sale of our Israel API business, which was previously classified as held-for-sale to SK Capital, for a sale price of $110.0 million, which resulted in an immaterial gain recorded in Other expense (Income), net on the Consolidated Statements of Operations (refer to Item 8. Note 2 and Note 6).

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

Research and Development

R&D is a key component of our business strategy and is performed in various locations in the countries in which we operate. While we conduct a significant amount of our own R&D, we also enter into strategic alliance agreements to obtain the rights to manufacture and/or distribute new products. R&D investments were $167.7 million for the year ended December 31, 2017 (refer to Item 8. Note 17).

During the years ended December 31, 2017 and December 31, 2016, we wrote off capitalized in-process research and development from previous acquisitions totaling $12.7 million and $3.5 million, respectively, due to changes in the projected development and regulatory timelines for various projects.

The year ended December 31, 2017 included R&D expense related to new product development and clinical trial expenses in our CHCA, CHCI and RX segments. The year ended December 31, 2016 included R&D expense related to clinical trial expenses primarily in our CHCA and RX segments. The six months ended December 31, 2015 included incremental R&D expense due to the Omega acquisition. The six months ended December 27, 2014 included a $10.0 million payment made in connection with our entry into a collaboration arrangement. The year ended June 27, 2015 also included incremental R&D expense due to the Omega acquisition, as well as the payment made in relation to the collaboration arrangement noted above, and an R&D contractual arrangement under which we funded $18.0 million of R&D.

We anticipate that R&D expenditures will increase as a percentage of net sales for the foreseeable future as we continue to cultivate our presence in the Rx-to-OTC switch and generic pharmaceutical markets, and develop our internal R&D capabilities (refer to Item 1A. Risk Factors - Risks Related to Operations for risks associated with innovation and R&D).

Trademarks and Patents

While we own certain trademarks and patents, neither our business as a whole, nor any of our segments, is materially dependent upon our ownership of any one trademark, or patent, or group of trademarks or patents.

Materials Sourcing

Affordable high quality raw materials and packaging components are essential to all of our business units due to the nature of the products we manufacture. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets, and components may be more limited, as they are available from one or only a few suppliers and may require regulatory approval before we can use them. Prior to the sale of our Israel and India API businesses, we had the ability to manufacture and supply certain API for our OTC and Rx products, which we now source from the companies that have acquired our API business. We have been purchasing an increasing number of components and select finished goods rather than manufacturing them because of the availability of goods, economic reasons, temporary production limitations, FDA restrictions, sale of our API business, and other factors.

Historically, we have been able to react effectively to situations that require alternate sourcing. Should such alternate sourcing be necessary, FDA requirements placed on products approved through the ANDA or NDA

Perrigo Company plc - Item 1

process could substantially lengthen the approval of an alternate source and adversely affect financial results. We believe we have good, cooperative working relationships with substantially all of our suppliers and have historically been able to capitalize on economies of scale in the purchase of materials and supplies due to our volume of purchases (refer to Item 1A. Risk Factors - Risks Related to Operations for risks associated with materials sourcing).

Manufacturing and Distribution

Our primary manufacturing facilities are in the U.S. We also have manufacturing facilities in the U.K., Belgium, France, Germany, Austria, Israel, Mexico, and Australia, along with a joint venture in China (refer to Item 1A. Risk Factors - Risks Related to Operations for risks associated with our manufacturing facilities). We supplement our production capabilities with the purchase of products from outside sources. The capacity of some facilities may be fully utilized at certain times for various reasons, such as customer demand, the seasonality of the cough/cold/flu, allergy, or flea and tick seasons, and new product launches. We may utilize available capacity by performing contract manufacturing for other companies. We have logistics facilities in the U.S., Israel, Mexico, Australia, and numerous locations throughout Europe. We use contract freight and common carriers to deliver our products.

Significant Customers

Our primary customer base aligns with the concentration of large drug retailers in the current global retail drug industry marketplace. Walmart is our largest customer and accounted for the following percentage of consolidated net sales:

Year Ended		Six Months Ended		Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	December 27, 2014	June 27, 2015
13%	13%	13%	19%	16%

Sales to Walmart are primarily in the CHCA segment. As a percentage of our total U.S. OTC sales, our sales to Walmart generally align with Walmart's U.S. retail market share in the products we sell to them. In addition, while no other customer individually comprises more than 10% of net sales, we do have other significant customers. We believe we generally have good relationships with all of our customers (refer to Item 1A. Risk Factors - Risks Related to Operations for risks associated with customers).

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

Perrigo Company plc - Item 1

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

GOVERNMENT REGULATION AND PRICING

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising, and sale of our products are subject to regulation by a variety of agencies in the localities in which our products are sold. In addition, we manufacture and market certain of our products in accordance with standards set by various organizations. We believe that our policies, operations, and products comply in all material respects with existing regulations to which we are subject (refer to Item 1A. Risk Factors - Risks Related to Operations for related risks).

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

            We also market generic prescription drugs and non-prescription products that have switched from prescription to OTC status. Prior to commercial marketing, these products require approval by the FDA of an ANDA or NDA that provides information on chemistry, manufacturing controls, clinical safety, efficacy and/or bioequivalence, packaging, and labeling. While the development process for these drugs generally requires less time and expense than the development process of a new drug, the size and duration of required studies can vary greatly. Prior to the onset of the Generic Drug User Fee Amendments of 2012 (“GDUFA”), the FDA approval of generic drug applications took approximately three to five times longer than approval of innovator drugs. Pursuant to GDUFA II, beginning October 1, 2017, year five of the program, the FDA pledged to complete a first cycle review on 90% of electronic generic applications within 10 months of submission.

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

Perrigo Company plc - Item 1
Regulation

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

The U.S. government's Federal Drug Supply Chain Security Act ("DSCSA") requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. The serialization of all Rx products distributed in the U.S. needed to be completed by November 26, 2018, with the requirement for tracking the products commencing on November 27, 2023. Requirements for the tracing of products at the lot level through the pharmaceutical distribution supply chain went into effect on January 1, 2015 for manufacturers, wholesale distributors, and re-packagers, and on July 1, 2015 for dispensers.

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

In addition, the FFDCA requires infant formula manufacturers to test product composition during production and shelf-life; to keep records on production, testing, and distribution of each batch of infant formula; to use cGMP and quality control procedures; and to maintain records of all complaints and adverse events, some of which may reveal the possible existence of a health hazard. The FDA conducts yearly inspections of all facilities that manufacture infant formula, inspects new facilities during early production runs, and collects and analyzes samples of infant formula. Our infant formula manufacturing facilities have been inspected by the FDA after the effective date of the final rule and found to be in full compliance with the new GMP regulations with no corrective actions required.

Perrigo Company plc - Item 1
Regulation

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

Active Pharmaceutical Ingredients

Third parties develop and manufacture API for use in certain of our products that are exported to the U.S. and other global markets. Before API can be commercialized in the U.S., the manufacturer and/or developer must submit a drug master file ("DMF") that provides the proprietary information related to the manufacturing process. The FDA inspects the manufacturing facilities to assess cGMP compliance, and the facilities and procedures must be cGMP compliant before API may be exported to the U.S.

The facilities and products are subject to regulation by the applicable regulatory bodies in the place of manufacture as well as the regulatory agency in the country from which the product is exported or imported. For API exported to European markets, the manufacturer must submit a European DMF and, where applicable, obtain a certificate of suitability from the European Directorate for the Quality of Medicines. The manufacturing facilities and production procedures for API marketed in Europe must meet EU-GMP and European Pharmacopeia standards.

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

U.S. Environmental Protection Agency

The U.S. Environmental Protection Agency ("EPA") is the main regulatory body in the United States for veterinary pesticides. The EPA's Office of Pesticide Programs is responsible for the regulation of pesticide products applied to animals. All manufacturers of animal health pesticides must show that their products will not cause “unreasonable adverse effects to man or the environment” as stated in the Federal Insecticide, Fungicide, and Rodenticide Act. Within the U. S., pesticide products that are approved by the EPA must also be approved by individual state pesticide authorities before distribution in that state. Post-approval monitoring of products is required, with reports provided to the EPA and some state regulatory agencies.

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

Perrigo Company plc - Item 1
Regulation

The DEA inspects all manufacturing facilities to review security, record keeping, reporting, and handling prior to issuing a controlled substance registration, and it also periodically inspects facilities for compliance with the CSA and its regulations. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action, such as civil penalties, refusal to renew necessary registration, or the initiation of proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution. We are also subject to state laws regulating the manufacture and distribution of certain products.

Federal Healthcare Programs and Drug Pricing Regulation

Within the U.S., government healthcare insurance and welfare programs such as the Medicare and Medicaid programs are important third party payers for patients who take our products. These programs include several indirect forms of price regulation applicable to our drug products as a condition to coverage and/or payment for our products, and also regulate the amount that pharmacies and other healthcare providers will be paid for our products. Specifically, U.S. law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available for the manufacturer’s drugs under Medicaid and Medicare Part B, enter into three government pricing program agreements: (i) a Medicaid rebate agreement with the Secretary of Health and Human Services (“HHS”) to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program; (ii) a 340B program agreement with the Secretary of HHS to provide discounts to certain “covered entity” safety net healthcare providers; and (iii) a Master Agreement with the Department of Veterans Affairs ("VA") under which discounts are available for purchases by federal agencies. We have such agreements in effect.

Medicaid Rebate Agreement

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

Under the Medicaid rebate program, the minimum rebate amounts due are as follows: (i) for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the AMP for the quarter; and (ii) for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the BP for that same quarter. Manufacturers also pay an “additional rebate" on innovator drugs where price increases since launch have outpaced inflation. Beginning with the first quarter of 2017, an additional rebate is due for noninnovator products, which is calculated somewhat differently from the innovator product additional rebate, but likewise generally applies where and to the extent that a manufacturer’s AMP increases faster than the rate of inflation.

CMS issued a final regulation, generally effective April 1, 2016, to implement changes to the Medicaid rebate program under the 2010 health reform legislation (“Health Reform Law”) and otherwise to provide program guidance. In addition to guidance concerning rebate program administration matters, the regulation also addressed certain related Medicaid reimbursement matters. First, under the Health Reform Law, CMS has also begun to use manufacturer AMP data to calculate reimbursement limits for pharmacies for multiple source drugs under the Medicaid program, known as the federal upper limits ("FULs"). CMS also surveys and publishes retail community pharmacy acquisition cost information to provide state Medicaid agencies with a basis for comparing their own reimbursement and pricing methodologies and rates. Second, the regulation also directed states to update their Medicaid payment methodologies to provide for payment amounts designed to reflect pharmacies’ "actual acquisition costs" for drugs, a change from the prior "estimated acquisition" standard. The regulation also required states to provide the government with findings to support their compliance with this standard by April 1, 2017.

Pricing and rebate calculations are governed by statutory and regulatory requirements that are complex, vary among products and programs, can change over time, and are subject to interpretation by us, governmental or regulatory agencies, and the courts. In the case of the Medicaid rebate program, if we become aware of errors in

Perrigo Company plc - Item 1
Regulation

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

340B Program Agreement

The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The ceiling price is derived from the data the manufacturer reports under the Medicaid rebate program and therefore any changes to statutory or regulatory requirements applicable to the Medicaid price figures may impact the 340B ceiling price calculation as well. 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as certain hospitals that serve a disproportionate share of low-income patients.

Master Agreement with the Department of Veterans Affairs

U.S. law also requires any company that participates in the Medicaid rebate program and Medicare Part B and that wants its covered drugs paid for by certain federal agencies and grantees to enter into a Master Agreement with the VA. Under the Master Agreement, the company must offer its innovator drugs for procurement under the Federal Supply Schedule (“FSS”) contracting program, and must charge certain agencies (VA, Department of Defense, Public Health Service and the Coast Guard) no more than a statutory Federal Ceiling Price (“FCP”). The FCP is calculated based on Non-Federal Average Manufacturer Price (“NFAMP”) data we submit to the VA. FSS contracts include extensive disclosure and certification requirements and standard government terms and conditions with which we must comply. Consistent with VA’s interpretation of the Master Agreement, we have also entered into an agreement to pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.

Medicare Part D “Coverage Gap” Rebates

For certain innovator products, manufacturers must also enter into an agreement with the Secretary of HHS to provide rebates with respect to utilization of their products by certain Medicare Part D beneficiaries while those patients are within the Medicare Part D benefit “coverage gap.” Manufacturers are not required to submit separate pricing data under this program; the rebate amount is calculated by CMS based on Part D plans’ “negotiated prices” paid to pharmacies.

Other Price Regulation

In addition to these technical government pricing regulation programs, drug pricing has come under increasing public scrutiny arising out of general concerns about high drug costs or price increases, and transparency of pricing and discounting practices within the pharmaceutical distribution system. Several states, including Maryland, Nevada, and California, have recently enacted laws that prohibit “price gouging,” require manufacturers to report certain information concerning price increases exceeding certain amounts, and/or provide advance notice of price increases to certain entities (refer to Item 1A. Risk Factors - Risks Related to Operations for risks related to the above-mentioned programs).

Other U.S. Regulations and Organizations

We are subject to various other federal, state, non-governmental, and local agency rules and regulations. Compliance with the laws and regulations regarding the manufacture and sale of our current products and the discovery, development, and introduction of new products requires substantial effort, expense and capital investment. Other regulatory agencies, organizations, legislation, regulation and laws that may impact our business include, but are not limited to:

•
Physician Payment Sunshine Act - This act requires certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payment database and public reporting of the payment data.

Perrigo Company plc - Item 1
Regulation

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

•	Anti-Bribery Laws - Various jurisdictions in which we operate have laws and regulations, including the U.K. Bribery Act 2010, aimed at preventing and penalizing corrupt and anticompetitive behavior.

•
Other State Agencies - We are subject to regulation by numerous other state health departments, insurance departments, boards of pharmacy, state controlled substance agencies, state consumer health and safety regulations, and other comparable state agencies, each of which have license requirements and fees that vary by state.

Regulation Outside the U.S.

We develop and manufacture products and market third-party manufactured products in regions outside the U.S., including Eastern and Western Europe, Israel, Mexico, Australia, countries in Asia, South America, and the Middle East, each of which has its own regulatory environment. The majority of our sales outside the U.S. are in the following categories: OTC/Rx pharmaceuticals, medical devices, dietary supplements and cosmetics. Other regulatory agencies, organizations and legislation that may impact our business include, but are not limited to:

•
Privacy Regulations - We are subject to numerous global laws and regulations designed to protect personal data, such as the European Union Directive on Data Protection (which will be replaced by the European Union General Data Protection Regulation (“GDPR”) from May 2018 onward). The GDPR will introduce more stringent data protection requirements in the European Union ("EU"), as well as substantial fines for breaches of the data protection rules. The GDPR will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR.

Perrigo Company plc - Item 1
Regulation

•
Transparency Laws - In various jurisdictions in which we operate, we are subject to the laws and regulations aimed at increasing transparency of financial relationships between healthcare professionals and pharmaceutical/medical device manufacturers.

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

In the EU, as well as many other locations around the world, the manufacture and sale of medicinal products are regulated in a manner substantially similar to that of the U.S. requirements, which generally prohibit the handling, manufacture, marketing, and importation of any medicinal product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain data related to product efficacy and safety, including results of clinical testing and/or references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or if it is manufactured or marketed other than in accordance with registration conditions.

Between 1995 and 1998, the over-arching regulation that governs medicinal products was revised in an attempt to simplify and harmonize product registration. This revised legislation introduced the mutual recognition procedure (“MRP”), whereby after approval of a marketing authorization by regulatory authorities in the reference member state (“RMS”), additional marketing authorizations could be submitted to other concerned member states to obtain a product license. In November 2005, the medicinal product legislation was further revised to introduce the decentralized procedure (“DCP”), whereby marketing authorizations are submitted simultaneously to the RMS and select concerned member states. In 2005, the EMA also opened up the centralized procedure to sponsors of marketing authorizations for generic medicinal products. Unlike the MRP and DCP, the centralized procedure results in a single marketing authorization and product labeling across all member states that will allow a sponsor to file for individual country reimbursement and make the medicine available in all the EU countries listed on the application. Marketing authorizations and subsequent product licenses are granted to applicants only after the relevant health authority issues a positive assessment of quality, safety and efficacy of the product.

In addition to obtaining marketing authorization for each product, all member states require that a manufacturer’s facilities obtain approval from an EU Regulatory Authority. The EU has a code of GMP that each manufacturer must follow and comply with. Regulatory authorities in the EU may conduct inspections of the manufacturing facilities to review procedures, operating systems and personnel qualifications. We believe that our policies, operations and products comply in all material respects with existing regulations to which our operations are subject.
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

Perrigo Company plc - Item 1
Regulation

for a fixed period of time following the first approval of the brand-name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the submission of generic drug applications for some products even after the patent protection has expired.
The requirements deriving from European pharmacovigilance regulation are constantly expanding due to increasing guidance on good vigilance practices and increased communication on inspectors’ expectations. Pharmacovigilance fee regulation became effective in late 2014 to support health authority assessment of pharmacovigilance safety evaluation reports, study protocols for post authorization safety studies and referrals. Once approved, the advertising of pharmaceuticals in the EU is governed by national regulations and guidelines. Within certain member states this is overseen by a self-certification process whereas in others national governance bodies approve material prior to release.

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

Dietary Supplements

Dietary supplements are subject to several regulations that inform the selection of ingredient levels and how products can be described on packaging and in advertising. These regulations include: Food Supplements Directive 2002/46/EC, Food Information to Consumers Regulation (EU) No 1169/2011, Permitted Vitamins and Minerals Regulation (EC) 1170/2009, Food Additives Regulation (EC) 1333/2008, Nutritional & Health Claims Regulation (EC) No 1924/2006, the Foods Intended for Particular Nutritional Uses Directive 2009/39/EC, and Regulation (EU) 609/2013.

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

Perrigo Company plc - Item 1

Employees

As of December 31, 2017, we had approximately 10,400 full-time and temporary employees worldwide, of which approximately 24% were covered by collective bargaining agreements. We consider our employee relations generally satisfactory.

Available Information

Our principal executive offices are located at Treasury Building, Lower Grand Canal Street, Dublin 2, Ireland, and our North American base of operations is located at 515 Eastern Avenue, Allegan, Michigan 49010. Our telephone number is +353 1 7094000. Our website address is www.perrigo.com, where we make available free of charge our reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov and www.isa.gov.il.

ITEM 1A.	RISK FACTORS

Risks Related to Operations

We face vigorous competition from other pharmaceutical and consumer goods companies that may threaten the commercial acceptance and pricing of our products.

We operate in a highly competitive environment. Our products compete against store brand, generic, and branded pharmaceuticals. Competition is also impacted by changes in regulations and government pricing programs that may give competitors an advantage.

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

•
Our CHCA and RX segments may experience increased price competition as other generic companies produce the same product, sometimes for dramatically lower margins in order to gain market share. Other generic companies may introduce new drugs and/or drug delivery techniques that make our current products less desirable. A drug may be subject to competition from alternative therapies during the period of patent protection or regulatory exclusivity, and thereafter, we may be subject to further competition from generic products or biosimilars.

•
The pharmaceutical industry is consolidating. This creates larger competitors and places further pressure on prices, development activities, and customer retention. Our animal health category within the CHCA segment has seen an increase in direct to consumer advertising by several branded competitors, which may increase in the future, and our nutritionals category has experienced increased competition through alternative channels such as health food stores, direct mail and direct sales.

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

•
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

•
We must prove that the regulated generic drug products in our CHCA and RX segments are bioequivalent to their branded counterparts, which may require bioequivalence studies, and in the case of topical products, even more extensive clinical endpoint trials to demonstrate their efficacy. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly, and subject to a high degree of business risk. Products currently under development may require re-design to meet evolving FDA standards, may not perform as expected, may not pass required bioequivalence studies, or may be the subject of intellectual property challenges. Necessary regulatory approvals may not be obtained in a timely manner, if at all. Any of these events may negatively impact our net sales.

•
Even if we are successful in developing a product, our customers' failure to launch one of our products successfully, or delays in manufacturing developed products, could adversely affect our operating results. In addition, the FDA or similar regulatory agency could impose higher standards and additional requirements, such as requiring more supporting data and clinical data than previously required, in order to gain regulatory clearance to launch new formulations into the market, which could negatively impact our future net sales.

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

Perrigo Company plc - Item 1A
Risk Factors

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

We operate in highly regulated industries, and any inability to timely meet current or future regulatory requirements could have a material adverse effect on our business, financial position, and operating results.

We are subject to the regulations of a variety of U.S. and non-U.S. agencies related to the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising, and sale of our products as described in detail in Item 1. Business - Government Regulation and Pricing. Government regulation in the markets in which we operate impacts our business, and our future results could be materially adversely affected by changes in such regulations or policies. Below are some of the ways in which government regulation could impact our business and/or financial results:

•
We must obtain approval from the appropriate regulatory agencies in order to manufacture and sell our products in the regions in which we operate. Obtaining this approval can be time consuming and costly. There can be no assurance that, in the event we submit an application for a marketing authorization to any global regulatory agency, we will obtain the approval to market a product and/or that we will obtain it on a timely basis. Laws unique to the U.S. regulatory framework encourage generic competition by providing eligibility for first generic marketing exclusivity if certain conditions are met. If we are granted generic exclusivity, the exclusivity may be shared with other generic companies, including authorized generics; or it is possible that we may forfeit 180-day exclusivity if we do not obtain regulatory approval or begin marketing the product within the statutory requirements. Finally, if we are not the first to file our ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of our product and/or possibly reducing our market share.

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

•
In order to commercially distribute our medical device products in the EU, they need to conform with the requirements of applicable EU directives. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an organization accredited by a member state, which includes an audit of the manufacturer’s quality system and, for some products, specific product testing. If our products fail to meet the applicable EU directives, then we may not meet our projected growth targets and/or incur fines and penalties.

•
Our operations extend to numerous countries outside the U.S. and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include compliance with a variety of national and local laws of countries in which we do business, such as restrictions on the import and export of certain intermediates, drugs, and technologies. We must also comply with a variety of U.S. laws related to doing business outside of the U.S., including Office of Foreign Asset Controls; United Nations and EU sanctions; the Iran Threat Reduction and Syria Human Rights Act of 2012; and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Further changes in laws, regulations, and practices affecting the pharmaceutical industry and the healthcare system, including imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare, may affect our business and operations.

•
Changes in existing regulations or the adoption of new regulations in the countries in which we operate could impose restrictions or delays on our ability to manufacture, distribute, sell or market our products, may be difficult or expensive for us to comply with, and may adversely affect our revenues, results of operations, or financial condition.

Perrigo Company plc - Item 1A
Risk Factors

Continuing Healthcare reforms and related changes to reimbursement methods in and outside of the United States may have an adverse effect on our financial condition and results of operations.

Increasing healthcare expenditures have received considerable public attention in many of the countries in which we operate. In the U.S., government programs such as Medicare and Medicaid, as well as private insurers, have been focused on cost containment. In some markets in the EU and outside the U.S., the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. Both private and governmental entities are seeking ways to reduce or contain healthcare costs.

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

As described in Item 1. Business - Medicaid Drug Rebate Programs, we have entered into various government drug pricing agreements with the U.S. government. There are inherent risks associated with participating in these programs, including the following:

•
By their nature, these programs require us to provide discounts and rebates and therefore reduce our net product revenues. Further, because the amounts of these discounts are based on our commercial sales practices and can be adversely affected by both significant discounts and price increases, it is important that we maintain pricing practices that appropriately take into account these government pricing programs.

•
We are required to report pricing data to CMS, including AMP, on a monthly and quarterly basis and BP and ASP on a quarterly basis. We also are required to report quarterly and annual Non-FAMPs to the VA. If we fail to submit required information on a timely basis, make misrepresentations, or knowingly submit false information to the government as to AMP, ASP, or BP, we may be liable for substantial civil monetary penalties or subject to other enforcement actions, such as under the False Claims Act, and CMS may terminate our Medicaid drug rebate agreement. In that event, U.S. federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

•
Because many of our products may be subject to Medicaid FULs or CMS’s new Medicaid “actual acquisition cost” payment methodology standard, our products may be subject to reimbursement pressures, and in some cases, those pressures may result from practices outside of our control, including how our competitors price their equivalent products. Based on our initial evaluation, we do not believe that the changes have had a material impact on our business. However, states are continuing to evaluate their payment methods, and we cannot predict how the new FUL or state payment methodologies will affect our pharmacy customers or to what extent these customers may seek additional discounts in light of reimbursement changes. We also cannot predict how the sharing of FUL data and retail survey prices may impact competition in the marketplace in the future.

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

Perrigo Company plc - Item 1A
Risk Factors

•
Our reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Our calculations and methodologies are subject to review by the governmental agencies, and it is possible that these reviews could result in challenges to our submissions. If we do not comply with those reporting and payment obligations, we could be subject to civil and/or criminal sanctions, including fines, penalties, and possible exclusion from U.S. federal healthcare programs.

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

•
Our products, and the raw materials used to make the products mentioned above, generally have limited shelf lives. Our inventory levels are based, in part, on expectations regarding future sales. We may experience build-ups in inventory if sales slow. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products, thereby increasing the risk of inventory spoilage and corresponding inventory write-downs and write-offs. Cargo thefts and/or diversions, and economically or maliciously motivated product tampering on store shelves may occur, causing unexpected shortages and harm to our reputation, which may have a material impact on our operations.

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

Perrigo Company plc - Item 1A
Risk Factors

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

Any breach, disruption or misuse of our information systems, cyber security efforts or personal data could have a material adverse effect on our business.

We are increasingly dependent upon information technology systems to operate our business. Our systems, information, and operations, as well as our independent vendor relationships (where they support information technology and manufacturing infrastructure), are highly complex. These systems may contain confidential information (including trade secrets or other intellectual property or proprietary business information). The size and complexity of these systems makes them potentially vulnerable to disruption or damage from security breaches, hacking, data theft, denial of service attacks, human error, sabotage, industrial espionage, and computer viruses. Such events may be difficult to detect, and once detected, their impact may be difficult to assess. While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient depending upon the attack or threat posed.

We are subject to numerous laws and regulations designed to protect personal data, such as the national laws implementing the European Union Directive on Data Protection (which will be replaced by the EU GDPR from May 2018 onward). The EU GDPR will introduce more stringent data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

These risks include:

•
Breaches or disruptions could impair our ability to develop, meet regulatory approval efforts, produce, and/or ship products, take and fulfill orders, and/or collect and make payments on a timely basis;

•
Any system issue, whether as a result of an intentional breach or a natural disaster, could damage our reputation and cause us to lose customers, experience lower sales volume, and incur significant liabilities;

•	We could incur significant expense by ensuring compliance with any required disclosures mandated by the numerous global privacy and security laws and regulations; and

•
Any interruption, security breach, or loss, misappropriation, or unauthorized access, use or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, and results of operations.

Perrigo Company plc - Item 1A
Risk Factors

Because our business depends upon certain customers for a significant portion of our sales, our business would be adversely affected by a disruption of our relationship with these customers or any material adverse change in these customers' businesses.

Sales to our largest customer, Walmart, comprised approximately 13% of our net sales for the year ended December 31, 2017. While no other customer individually comprised more than 10% of net sales, we do have other significant customers. If our relationship with Walmart or any of our other significant customers, including the terms of doing business with the customers, changes significantly, it could have a material adverse impact on us (refer to Item 1. Business - Significant Customers).

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

We occasionally enter into arrangements that entitle us to potential royalties from third parties. Our most significant royalty has been the Tysabri® royalty stream which we received quarterly from Biogen. During the year ended December 31, 2016, $84.4 million of cash was earned, which was received during the year ended December 31, 2017. On March 27, 2017, we divested our rights to the Tysabri® royalty stream to Royalty Pharma for $2.2 billion in cash at closing and up to $250.0 million and $400.0 million in milestone payments if global net sales of Tysabri® meet specific thresholds in 2018 and 2020, respectively. Our receipt of these milestone payments may be negatively impacted if the royalty streams decrease and are insufficient to meet the specified thresholds. Given the fact these milestone payments are recorded at fair value, if it is determined that Tysabri® global sales levels do not meet specific thresholds, we would recognize a material charge in the Consolidated Statement of Operations. Factors that may have an adverse effect on the Tysabri® royalty stream include:

•
Companies working to develop new therapies or alternative formulations of products for multiple sclerosis that, if successfully developed, would compete with, or could gain greater acceptance than, Tysabri® and damage it’s market share. In February 2016, a competitor's pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA, this product was launched in 2017. The product is expected to compete with Tysabri® and have a significant negative impact on the Tysabri® royalty stream;

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

Perrigo Company plc - Item 1A
Risk Factors

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

We are dependent on the services of certain key members of management. Our inability to successfully manage transition, or the failure to attract and retain other key members of management, may have a material adverse impact on our results of operations.

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

Management transition creates uncertainties, and any difficulties we experience in managing such transitions may negatively impact our business.

Recently, we have experienced changes in our executive leadership. In June 2017, we announced the forthcoming retirement of John T. Hendrickson as our Chief Executive Officer. On January 8, 2018, we announced the appointment of Uwe Roehrhoff as President and Chief Executive Officer and member of our Board. Mr. Hendrickson will continue to serve in an advisory role until March 15, 2018. In addition, in February 2017, we announced the resignation of Judy L. Brown as our Executive Vice President, Business Operations and Chief Financial Officer, effective February 27, 2017. Ronald L. Winowiecki, who had been with the Company in various treasury and senior finance roles since October 2008, most recently as our Senior Vice President of Business Finance, served as acting Chief Financial Officer from February 27, 2017 until his appointment as Chief Financial Officer on February 20, 2018. Changes in executive management create uncertainty. Moreover, changes in our company as a result of management transition could have a disruptive impact on our ability to implement, or result in changes to, our strategy and could negatively impact our business, financial condition and results of operations.

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

Perrigo Company plc - Item 1A
Risk Factors

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

Perrigo Company plc - Item 1A
Risk Factors

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

We may not be able to sustain or improve operating results in our business segments.

•
We have experienced a reduction in pricing expectations during 2017 in comparison to historical patterns in our U.S. businesses, in particular in our RX segment, due to competitive pressures in the sector. The reduced pricing is attributable to a variety of factors including increased focus from customers to capture supply chain productivity savings, competition in specific product categories, the loss of exclusivity on certain products, the recent increase in the speed and number of approvals from the FDA, and consolidation of certain customers in the RX segment. We expect this pricing environment to continue to impact the Company for the foreseeable future.

•
The CHCI segment has been positively impacted by market dynamics in countries such as the Nordics, Italy, and Portugal offset by softness in certain brand categories in France and Germany, as well as by unfavorable foreign currency impacts primarily in the U.K. related to Brexit. In addition, the segment had been impacted in Belgium due to cancellations of unprofitable distribution agreements. The CHCI segment has restructured its approach to addressing these markets including: (1) the implementation of a brand prioritization strategy to address these market dynamics, with an objective to balance the cost of advertising and promotional investments with expected contributions from category sales, and (2) restructured its sales force in each of these markets to more effectively serve customers. The combination of these actions is expected to improve the segment's focus on higher value OTC products, reduce selling costs and improve operating margins in the segment.

•
We continue to experience a reduction in pricing expectations within our CHCA segment, primarily in the cough/cold, animal health, and analgesics categories due to various factors, including focus from customers to capture supply chain productivity savings and competition in specific product categories. We expect this pricing environment to continue to impact our CHCA segment for the foreseeable future.

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

In the normal course of business, we engage in discussions relating to possible acquisitions and divestitures. These transactions are accompanied by a number of risks. Many of these risks are beyond our control, and any one of them could result in increased cost, decreased net sales and diversion of management’s time and energy, any or all of which could materially impact our business, financial condition, and results of operations.

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

Perrigo Company plc - Item 1A
Risk Factors

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

Our business could be negatively affected by the performance of our collaboration partners and suppliers.
We have entered into strategic alliances with partners and suppliers to develop, manufacture, market and/or distribute certain products, or components of our products in various markets. We commit substantial effort, funds and other resources to these various collaborations. There is a risk that our investments in these collaborative arrangements will not generate financial returns. While we believe our relationships with our partners and suppliers generally are successful, disputes, conflicting priorities or regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefit of the collaboration (refer to Item 8. Note 17 for additional detail on our collaborative agreements and other contractual arrangements). A failure or inability of our partners or suppliers to fulfill their collaboration obligations, or the occurrence of any of the risks above, could have an adverse effect on our business, financial condition and results of operations.
We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations.

We have recorded significant intangible assets and goodwill on our balance sheet as a result of previous acquisitions, which could become impaired and lead to material charges in the future.

As of the year ended December 31, 2017, we recorded definite-lived intangible asset impairment charges of $19.7 million related to developed product technology/formulation and product rights, and distribution and license

Perrigo Company plc - Item 1A
Risk Factors

agreements primarily in our RX segment and $12.7 million of impairment charge related to certain IPR&D assets primarily in our RX segment.

As of the year ended December 31, 2016, we recorded the following impairments:

•	Goodwill impairment charges of $1.1 billion related to our Specialty Sciences, Branded Consumer Healthcare-Rest of World ("BCH-ROW"), BCH-Belgium, and Animal Health reporting units.

•
Indefinite-lived and definite-lived intangible asset impairment charges of $1.5 billion related to: Trademarks, trade names and brands, developed product technology/formulation and product rights, distribution and license agreements, and supply agreements.

We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. As of December 31, 2017, the net book value of our intangible assets and goodwill were $3.4 billion and $4.2 billion, respectively. See Item 8. Note 3 for more information on the above impairment charges.

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

In connection with our review of certain material misstatements related to the characterization of the Tysabri® royalty stream, income taxes and the evaluation of long-lived assets in our animal health reporting unit for impairment testing, in each case contained in certain of our historical financial statements and identified as part of our December 31, 2016 year end, we concluded that there were material weaknesses in our internal control over financial reporting that contributed to those misstatements. The material weaknesses over the income tax process that was identified during our fiscal year ended December 31, 2016 was not remediated during our fiscal year ended December 31, 2017, and we determined that we did not design or maintain effective controls over our income tax accounting process. As a result of the material weaknesses, we concluded that we did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, April 1, 2017, July 1, 2017, September 30, 2017 or December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The failure to maintain effective control over financial reporting in turn resulted in material deficiencies in our disclosure controls and procedures.

We continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures, but there can be no assurance that such remediation efforts will be successful. We have also incurred and may continue to incur substantial accounting, legal, consulting, and other costs in connection with remediating the material weaknesses. Failure to remediate the material weaknesses could have a negative impact on our business and the market for our ordinary shares. For more information on our material weaknesses and the status of our remediation efforts, see Item 9A - Controls and Procedures, which includes Management's Report on Internal Control over Financial Reporting.

Perrigo Company plc - Item 1A
Risk Factors

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

Our operations and supply partners could be affected by economic or political instability, embargoes, military hostilities, unstable governments and legal systems, and inter-governmental disputes. We have significant operations in Israel, which has experienced varying degrees of hostility in recent years. Doing business in Israel and certain other regions involves the following risks:

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

•
Our international operations may be subject to interruption due to travel restrictions, war, terrorist acts, and other armed conflicts. Also, further threats of armed hostilities in certain countries could limit or disrupt markets and our operations, including disruptions resulting from the cancellation of contracts or the loss of assets. These events could have a material adverse effect on our international business operations.

•
The UK held a referendum on June 23, 2016 on its membership in the EU. A majority of UK voters voted to exit the EU (“Brexit”). The UK is scheduled to leave the EU on March 29, 2019, and negotiations are taking place to determine the future terms of the UK’s relationship with the EU, including the terms of withdrawal, the terms of future trading and relations and any potential transition periods. Brexit has created significant instability and volatility in the global financial markets, has led to significant weakening of the British pound compared to the U.S. dollar and other currencies, and could adversely affect European or worldwide economic or market conditions. Although it is unknown what the future trading terms with the EU will be, they may impair the ability of our operations in the EU to transact business in the future in the UK, and similarly the ability of our UK operations to transact business in the future in the EU. Specifically, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries, increased restrictions on freedom of movement for employees, and increased regulatory complexities. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, among other things, Brexit could reduce consumer spending in the UK and the EU, which could result in decreased demand for our products. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

•
While the challenging global economic environment has not had a material impact on our liquidity or capital resources, there can be no assurance that possible future changes in global financial markets and global economic conditions will not affect our liquidity or capital resources, impact our ability to obtain financing, or decrease the value of our assets.

•
The challenging economic conditions have also impacted the movements in exchange rates, which have experienced significant recent volatility. Uncertainty regarding the future growth rates between countries, the influence of central bank actions, and the changing political environment globally may contribute to continued high levels of exchange rate volatility, which could have an adverse impact on our results.

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

We report our financial results in U.S. dollars. However, a significant portion of our net sales, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. These currencies include among others the euro, Indian rupee, British pound, Canadian dollar, Israeli shekel, Australian dollar, and Mexican peso. The addition of Omega, a euro-denominated business, that represents a significant portion of our net sales and earnings, and a substantial portion of our net assets, has significantly increased our exposure to changes in the euro/U.S. dollar exchange rate. Approximately 34% of Omega’s sales are in other foreign currencies, with the majority of the product costs for these markets denominated in euros.

In addition, several emerging market economies are particularly vulnerable to the impact of rising interest rates, inflationary pressures, weaker oil and other commodity prices, and large external deficits. While some of

Perrigo Company plc - Item 1A
Risk Factors

these jurisdictions are showing signs of stabilization or recovery, others continue to experience levels of stress and volatility. Risks in one country can limit our opportunities for portfolio growth and negatively affect our operations in another country or countries. As a result, any such unfavorable conditions or developments could have an adverse impact on our operations. Our results of operations and, in some cases, cash flows, have in the past been, and may in the future be, adversely affected by movements in exchange rates. In addition, we may also be exposed to credit risks in some of those markets. We may implement currency hedges or take other actions intended to reduce our exposure to changes in foreign currency exchange rates. If we are not successful in mitigating the effects of changes in exchange rates on our business, any such changes could materially impact our results.

Risks Related to Litigation and Insurance

We are or may become involved in lawsuits and may experience unfavorable outcomes of such proceedings.

We may become involved in lawsuits arising from a wide variety of commercial, manufacturing, development, marketing, sales and other business-related matters, including, but not limited to, competitive issues, pricing, contract issues, intellectual property matters, false advertising, unfair competition, taxation matters, workers' compensation, product quality/recall, environmental remediation, securities law, disclosure, and regulatory issues. Litigation is unpredictable and can be costly. We intend to vigorously defend against any lawsuits, however, we cannot predict how the cases will be resolved. Adverse results in the cases could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on our financial position or results of operations in the future (refer to Item 8. Note 16 for more information on specific ongoing litigation).

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

•	Additionally, we may be the target of claims asserting violations of securities fraud and derivative actions, or other litigation proceedings in the future.

Perrigo Company plc - Item 1A
Risk Factors

Increased scrutiny on pricing practices and competition in the pharmaceutical industry, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and results of operations.

                There has been increased scrutiny regarding sales, marketing, and pricing practices in the pharmaceutical industry from both government agencies and the media, including allegations of “price gouging” and/or collusion. This includes recent U.S. Congressional inquiries and hearings in connection with the investigation of specific price increases by several pharmaceutical companies, proposed and enacted legislation seeking greater transparency in drug pricing, and criminal investigations regarding drug pricing. U.S. federal and state prosecutors have issued subpoenas to a number of pharmaceutical companies seeking information about their drug pricing practices, and several class action lawsuits have been filed that allege price-fixing with respect to various pharmaceutical products. In December 2016, the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) filed criminal charges against two former executives from a competitor of the Company for their roles in conspiracies to fix prices, rig bids and allocate customers for certain generic drugs.

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

If criminal antitrust charges are filed involving Perrigo, we would incur substantial litigation and other costs, and could face substantial monetary penalties, injunctive relief, negative publicity and damage to our reputation. Regardless of the ultimate outcome, responding to those charges would divert management’s time and attention and could impair our operations. Further, we cannot predict whether legislative or regulatory changes may result from the ongoing public scrutiny of our industry, what the nature of any such changes might be, or what impact they may have on Perrigo. Any of these developments could have a material adverse impact on our business, results of operations, and reputation.

We are cooperating with the government’s investigation and are committed to operating our business in compliance with all applicable laws and regulations and the highest standards of ethical conduct. We do not condone, and will not countenance, any violation of these standards by our employees, agents, and business partners.

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

It has become increasingly commonplace for investors to file lawsuits against companies following a rapid decrease in market capitalization. We have been in the past, and may be in the future, named in these types of lawsuits. These types of lawsuits can be costly and divert management attention and other resources away from our business, regardless of their merits, and could result in adverse settlements or judgments, which could have a material impact on the Company.

Third-party patents and other intellectual property rights may limit our ability to bring new products to market and may subject us to potential legal liability, causing us to incur significant costs.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry.

Perrigo Company plc - Item 1A
Risk Factors

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

Perrigo Company plc - Item 1A
Risk Factors

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

•
Deductible or retention amounts could increase or our coverage could be reduced in the future and to the extent losses occur, there could be an adverse effect on our financial results depending on the nature of the loss and the level of insurance coverage we maintained (refer to Item 8. Note 16 for further information related to legal proceedings);

•
Product liability insurance may not be available to us at an economically reasonable cost (or at all for certain specific products) or our insurance may not adequately cover our liability in connection with product liability claims (refer to Item 8. Note 16 for further information related to legal proceedings); and

•
As our business inherently exposes us to claims for injuries allegedly resulting from the use of our products, we may become subject to claims for which we are not adequately insured. Unanticipated payment of a large claim may have a material adverse effect on our business.

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

Upon our acquisition of Elan, Perrigo Company stockholders held 71% (by both vote and value) of our shares. As a result, we believe that under current law, we should be treated as a foreign corporation for U.S. federal tax purposes. However, we cannot assure that the IRS will agree with our position that the ownership test is satisfied. There is limited guidance regarding the section 7874 provisions, including the application of the ownership test. An unfavorable determination on Perrigo Company plc’s treatment as a foreign corporation under section 7874 of the Code could have a material impact on our consolidated financial statements in future periods.

Based on the limited guidance available, we currently expect that Section 7874 of the Code likely will limit our and our U.S. affiliates’ ability to use their U.S. tax attributes, such as net operating losses, to offset certain U.S. taxable income, if any, generated by the Elan acquisition or certain specified transactions for a period of time following the Elan acquisition (refer to Item 8, Note 14).

Perrigo Company plc - Item 1A
Risk Factors

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

On October 16, 2016, Treasury released final regulations regarding corporate tax inversions and related earnings stripping. These final regulations include provisions that may be interpreted to impact otherwise common tax structures including intercompany financing and obligations. We believe that these regulations do not materially impact our intercompany financing and obligations. Treasury has indicated that they will continue to study certain portions of the proposed regulations that were not finalized, and we will evaluate the impacts of any additional guidance or regulations to our cross-border treasury management practices and intercompany financing structures at that time. We have no assurance that such guidance, if any, will not impact our ability to utilize existing or similar structures in the future.

The Organization for Economic Co-operation and Development, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles relating to Base Erosion and Profit Shifting ("BEPS"). These changes are being adopted and implemented by many of the countries in which we do business and may increase our taxes in these countries. In addition, the European Commission has launched several initiatives to implement BEPS actions including an anti-tax avoidance directive ("ATADI & II") and having a common (consolidated) corporate tax base. It is unclear at present if and how these initiatives will be implemented by the EU countries. Specifically, Ireland is embarking on a consultation process to implement the ATAD & II directives and BEPS related measures. The shape of this reform may adversely impact our consolidated effective tax rate.

On December 25, 2017, Belgium enacted a tax reform bill (“Belgium Tax Act”) providing for a simplified tax system including, among other items, a corporate income tax rate reduction from 33% to 29% in 2018 (and to 25% from 2020) and an increase in the participation exemption on qualifying dividends from 95% to 100% (refer to Item 8, Note 14 for further information related to the Belgium Tax Act).

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. Tax Act”). The U.S. Tax Act includes a number of significant changes to existing U.S. tax laws that impact us. These changes include a corporate income tax rate reduction from 35% to 21% and the elimination or reduction of certain U.S. deductions and credits, including limitations on the deductibility of interest expense and executive compensation. The U.S. Tax Act also transitions international taxation from a worldwide system to a modified territorial system. This modified territorial system includes, among other items, base erosion prevention measures which have the effect of subjecting certain earnings of our U.S. owned foreign corporations to U.S. taxation as global intangible low-taxed income (“GILTI”) and the establishment of a minimum tax on certain payments from our U.S. subsidiaries to related foreign persons as base erosion and anti-abuse tax (“BEAT”). These changes are effective beginning in 2018. The U.S. Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated U.S. owned foreign

Perrigo Company plc - Item 1A
Risk Factors

corporations’ previously untaxed foreign earnings (“Transition Toll Tax”). The Transition Toll Tax will be paid over an eight-year period starting in 2018 and will not accrue interest.

Our preliminary estimate of the impact of the U.S. Tax Act (including the Transition Toll Tax) is subject to the finalization of management's analysis related to certain matters, such as developing interpretations of the provisions of the U.S. Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain U.S. owned foreign subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the U.S. Tax Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. The final determination of the impact of the U.S. Tax Act (including the Transition Toll Tax) will be completed as additional information becomes available, but no later than one year from the enactment of the U.S. Tax Act (refer to Item 8, Note 14 for further information related to the U.S. Tax Act).

Any of these changes could have a prospective or retroactive application to us, our shareholders, and affiliates, and could adversely affect us by changing our effective tax rate and limiting our ability to utilize cash in a tax efficient manner.

Our effective tax rate or cash tax payment requirements may change in the future, which could adversely impact our future results from operations.

A number of factors may adversely impact our future effective tax rates or cash tax payment requirements, which may impact our future results and cash flows from operations (refer to Item 8. Note 14 for further information related to Income Taxes). These factors include, but are not limited to:

•	Changes to tax laws or the interpretation of such tax laws (including additional proposals for fundamental international tax reform);

•	Income tax rate changes by governments;

•	The jurisdictions in which our profits are determined to be earned and taxed;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Adjustments to our interpretation of transfer pricing standards, treatment or characterization of intercompany transactions, changes in available tax credits, grants and other incentives;

•	Changes in stock-based compensation expense;

•	Changes in U.S. generally accepted accounting principles;

•	Expiration or the inability to renew tax rulings or tax holiday incentives;

•	Divestitures of current operations; and

•	Repatriation of non-U.S. earnings with respect to which we have not previously provided for U.S. taxes.

The resolution of uncertain tax positions could be unfavorable, which could have an adverse effect on our business.

Although we believe that our tax estimates are reasonable and that our tax filings are prepared in accordance with all applicable tax laws, the final determination with respect to any tax audit or any related litigation could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made and in future periods after the determination. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties or interest assessments.

We are currently involved in several audit and adjustment related disputes, including litigation, with the Internal Revenue Service (“IRS”). These include litigation regarding our 2009, 2010, 2011, and 2012 tax years, as well as proposed audit adjustments related to litigation costs and transfer pricing positions related to Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the 2011, 2012 and 2013 tax years.

Perrigo Company plc - Item 1A
Risk Factors

At this time, we cannot predict the outcome of any audit or related litigation. Unfavorable resolutions of the audit matters discussed above could have a material impact on our consolidated financial statements in future periods. (refer to Item 8. Note 14 for further information related to uncertain tax positions and ongoing tax audits and Item 8. Note 16 for further information related to legal proceedings).

Risks Related to Capital and Liquidity

Our historical failure to timely file our periodic reports with the SEC may limit our options in accessing the public markets to raise debt or equity capital, which in turn may limit our ability to pursue future transactions or strategies.

We did not timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 or our Quarterly Report on Form 10-Q for the quarter ended April 1, 2017. As a result, there currently are limits on our ability to access the public markets. For example, we are not eligible to use Form S-3 until we establish the required history of making timely filings for twelve full calendar months. The ability to use Form S-3 to register public offerings in the United States offers certain benefits, such as relatively lower costs and shorter time-frames to prepare a registration statement and cause it to become effective, which may enhance our ability to take advantage of positive market conditions as they develop. The limited availability of access to the public markets could increase the time and costs related to raising capital or prevent us from pursuing transactions or implementing future business strategies. We expect we will again become eligible to use Form S-3 as of June 1, 2018; however, any failure by us to timely file one or more of our periodic reports or otherwise remain current in our SEC reporting requirements may further inhibit our ability to access the public markets.

Our indebtedness could adversely affect our ability to implement our strategic initiatives.

We anticipate that cash, cash equivalents, cash flows from operations, and borrowings available under our credit facilities will substantially fund working capital and capital expenditures. Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At December 31, 2017, our total indebtedness outstanding was $3.3 billion.

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

•
There are various maturity dates associated with our credit facilities, senior notes, and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. Further, there is no assurance that future refinancing or renegotiation of our senior credit facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms (refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Perrigo Company plc - Item 1A
Risk Factors

We cannot guarantee that we will buy back our ordinary shares pursuant to our announced share repurchase plan or that our share repurchase plan will enhance long-term shareholder value.
In October 2015, our Board of Directors authorized a $2.0 billion three-year share repurchase plan. During the three months ended December 31, 2015, we repurchased shares through the plan totaling $500.0 million. During 2016, we did not purchase any shares in the open market. During 2017, we repurchased $191.5 million worth of shares. The specific timing and amount of buybacks, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, and the nature of other investment opportunities. Buybacks of our ordinary shares pursuant to our share repurchase plan could affect the market price of our ordinary shares or increase their volatility. Additionally, our share repurchase plan could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase plan is intended to enhance long-term shareholder value, there is no assurance that it will do so, and short-term share price fluctuations could reduce the plan’s effectiveness.
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

•
Our articles of association contain, as permitted by Irish company law, a provision authorizing our Board of Directors to issue new shares for cash without offering preemption rights. The authorization of the directors to issue shares and the authorization of the waiver of the statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

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

Perrigo Company plc - Item 1A
Risk Factors

•
An Irish court may stay proceedings if concurrent proceedings are being brought elsewhere. Judgments of U.S. courts of liabilities predicated upon U.S. federal securities laws may not be enforced by Irish courts if deemed to be contrary to public policy in Ireland.

We are subject to Irish takeover rules under which our Board of Directors is not permitted to take any action without shareholder or Irish Takeover Panel approval that might frustrate an offer for our ordinary shares once we have received an approach that may lead to an offer, or have reason to believe an offer is or may be imminent. Further, it could be more difficult for us to obtain shareholder approval for a merger or negotiated transaction than if we were a U.S. company because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under Irish law.

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
Our world headquarters is located in Dublin, Ireland, and our North American base of operations is located in Allegan, Michigan. We manufacture products at 28 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 72% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at December 31, 2017:

Country	Number of Facilities	Segment(s) Supported

Ireland	1	CHCA, CHCI, RX
United States	44	CHCA, RX, Other
Mexico	9	CHCA
United Kingdom	7	CHCI
France	6	CHCI
Belgium	4	CHCI
Austria	4	CHCI
Australia	3	CHCI
Israel	3	CHCA, CHCI, RX
India	2	CHCA
Germany	2	CHCI
Switzerland	2	CHCI
Italy	1	CHCI
Portugal	1	CHCI

Perrigo Company plc - Item 2

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

Our executive officers and their ages and positions as of February 23, 2018 were:

	Title and Business Experience	Age
Svend Andersen
Mr. Andersen was named Executive Vice President and President, Consumer Healthcare International in February 2017. Prior to joining Perrigo in May 2016, Mr. Andersen served as Executive Vice President - Europe for LEO-Pharma from December 2015 to May 2016. Prior to that, he was Regional President and Corporate officer at Hospira, Inc.’s Europe, Middle East and Africa (“EMEA”) business for five years, was Executive Vice President responsible for the Western European division’s pharmaceuticals, generics, OTC and hospital products businesses at Actavis from 2008 to 2015 including leading Alpharma’s EMEA businesses prior to its acquisition by Actavis, and prior to that, spent 10 years with Ferrosan (A Novo Nordisk Subsidiary) specialized in OTC and consumer health products as Vice President for Global Commercial Operations.
		56
Thomas M. Farrington	Mr. Farrington was named Executive Vice President and Chief Information Officer in November 2015. He formerly served as Senior Vice President and Chief Information Officer from October 2006 to November 2015.	60
Ronald Janish	Mr. Janish was named Executive Vice President of Global Operations and Supply Chain in October 2015. He served as Senior Vice President of International and Rx Operations from 2012 until 2015 and as Managing Director of Perrigo’s Australian operations from 2010 to 2012. Previously, he held Senior Vice President roles for Perrigo in International Market Development, China Business Development and Global Procurement.	52
Todd W. Kingma	Mr. Kingma was named Executive Vice President, General Counsel and Secretary in May 2006. He served as Vice President, General Counsel and Secretary from August 2003 to May 2006.	58
Sharon Kochan
Mr. Kochan was named Executive Vice President and President, Branded Consumer Healthcare and International in February 2017. He served as Executive Vice President and General Manager, Consumer Healthcare International from August 2012 to February 2017. He served as Executive Vice President, General Manager of Prescription Pharmaceuticals from March 2007 to July 2012 and as Senior Vice President of Business Development and Strategy from March 2005 to March 2007. Mr. Kochan was Vice President, Business Development of Agis Industries (1983) Ltd. from July 2001 until the acquisition of Agis by the Company in March 2005.
		49
James R. Michaud	Mr. Michaud was named Executive Vice President, Chief Human Resources Officer in August 2016. In 2014, Mr. Michaud was President of Human Resources Strategies, a consulting company focused on providing business based human resource strategies to a wide variety of companies in multiple industries. His corporate career spanned senior human resource roles in Alcoa, Arcelor Mittal Steel, and most recently, Cliffs Natural Resources, where he served as Executive Vice President, Chief Human Resources Officer from 2010 to 2014.	62
Jeffrey R. Needham	Mr. Needham was named Executive Vice President and President of Consumer Healthcare Americas in October 2009. He served as Senior Vice President of Commercial Business Development for Consumer Healthcare from March 2005 through October 2009. Previously, he served as Senior Vice President of International from November 2004 to March 2005. He served as Managing Director of Perrigo’s U.K. operations from May 2002 to November 2004 and as Vice President of Marketing from 1993 to 2002.	61
Grainne Quinn	Ms. Quinn was named Executive Vice President in July 2016 and has served as Chief Medical Officer since November 2015. Prior to that she served as Vice President and Head of Global Patient Safety from January 2014 until November 2015. Dr. Quinn was Vice President and Head of Global Pharmacovigilance and Risk Management for Elan from April 2009 until December 2013 when the Company acquired Elan.	48
Uwe F. Roehrhoff
Mr. Roehrhoff was appointed President, Chief Executive Officer and Board Member effective January 15, 2018. Prior to joining Perrigo, Mr. Roehrhoff served as Chief Executive Officer of Gerresheimer AG, a leading global manufacturer of pharmaceutical packaging products and medical devices for storage, dosage and safe administration of drugs. He began his career with Gerresheimer AG in 1991 and steadily advanced to serve in a number of key leadership roles in Europe and North America, including leading the American subsidiary Gerresheimer Glass Inc. from 2001 to 2010. He served as an executive board member from 2003 to 2017, responsible for two of the company’s three business units, and CEO of Gerresheimer AG from 2010 until his retirement in August 2017. Mr. Roehrhoff served as Audit Committee Chairman on the Board of Directors of Catalent, Inc. from February 2017 to February 2018 and as deputy chairman of Klöckner&Co SE since May 2017.
		55
Paul Weninger	Mr. Weninger was named Executive Vice President of Global Quality Operations in December 2015. He served as Senior Vice President, U.S. Quality Operations from 2013 to 2015; Vice President, Consumer Healthcare and Rx Quality Operations, U.S. and Asia Pacific from 2010 to 2013; Vice President, Global CHC Quality Operations from 2007 to 2010.	54
John Wesolowski	Mr. Wesolowski was named Executive Vice President, President RX in November 2016. He previously was named as Acting General Manager, RX, in July 2016 and served in that capacity until November 2016. Previously, he served as Senior Vice President of RX Commercial Operations, from 2013 until July 2016. Mr. Wesolowski joined Perrigo in February 2004 as the Vice President, RX Sales and Marketing and was subsequently promoted to the Senior Vice President of RX Sales and Marketing in 2012.	50
Ronald L. Winowiecki	Mr. Winowiecki was appointed CFO in February 2018. He served as Acting CFO from February 2017 to February 2018; Senior Vice President of Business Finance from January 2014 to February 2017; Vice President for Treasury and Accounting Shared Services from September 2011 to December 2013; and the Company’s Corporate Vice President Treasurer from October 2008 to August 2011.	51

Perrigo Company plc - Item 5

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to June 6, 2013, our common equity traded on the Nasdaq Global Select Market under the symbol PRGO. Since June 6, 2013, our common equity has traded on the New York Stock Exchange ("NYSE") under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., our common equity has been trading on the Tel Aviv Stock Exchange ("TASE") since March 16, 2005. As of February 23, 2018, there were 1,498 record holders of our ordinary shares.

Set forth below are the high and low sale prices for our ordinary shares on the NYSE for the periods indicated:

	Year Ended				Six Months Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	High	Low	High	Low	High	Low
First quarter	$87.48	$66.29	$152.36	$122.62	$198.42	$158.35
Second quarter	$77.74	$65.47	$133.53	$84.85	$167.92	$140.40
Third quarter	$89.87	$63.68	$99.14	$82.50	N/A	N/A
Fourth quarter	$91.73	$79.70	$97.17	$79.72	N/A	N/A

The graph below shows a comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index and the S&P Pharmaceuticals Index. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends. Information in the graph is presented for the years ended December 31, 2012 through December 31, 2017.

Perrigo Company plc - Item 5

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY PLC**, THE S&P 500 INDEX, AND THE S&P PHARMACEUTICALS INDEX

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Perrigo Company plc	$100.00	$147.94	$161.60	$140.30	$81.18	$85.72
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
S&P Pharmaceuticals	$100.00	$135.23	$165.27	$174.84	$172.10	$193.74

*	$100 invested on December 31, 2012 in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

**	Perrigo Company prior to December 18, 2013. Perrigo Company plc beginning December 18, 2013.

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, capital and surplus requirements and other factors the Board of Directors may consider relevant (refer to Item 8. Note 11 for additional information on dividends paid).

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. We did not repurchase any shares under the share repurchase plan during the three months ended December 31, 2017. During the year ended December 31, 2017, we repurchased 2.7 million ordinary shares at an average repurchase price of $71.72 per share, for a total of $191.5 million. We did not repurchase any shares under the share repurchase plan during the year ended December 31, 2016. During the six months ended December 31, 2015, we repurchased 3.3 million ordinary shares at an average repurchase price of $151.59 per share, for a total of $500.0 million.

Perrigo Company plc - Item 6

ITEM 6.	SELECTED FINANCIAL DATA

The Consolidated Statements of Operations data set forth below with respect to the years ended December 31, 2017 and December 31, 2016, the six months ended December 31, 2015 and December 27, 2014, and the year ended June 27, 2015, and the Consolidated Balance Sheet data at December 31, 2017, December 31, 2016, and December 31, 2015 are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The Consolidated Statements of Operations data set forth below with respect to the year ended June 28, 2014 and the Consolidated Balance Sheet data at June 27, 2015 and June 28, 2014 are derived from audited consolidated financial statements not included in this report.

	Year Ended		Six Months Ended		Year Ended
(in millions, except per share amounts)	December 31, 2017	December 31, 2016(1)	December 31, 2015(2)	December 27, 2014(3)	June 27, 2015(4)	June 28, 2014(5)
Statements of Operations Data
Net sales	$4,946.2	$5,280.6	$2,632.2	$1,844.7	$4,227.1	$3,914.1
Cost of sales	2,966.7	3,228.8	1,553.3	1,170.9	2,582.9	2,462.0
Gross profit	1,979.5	2,051.8	1,078.9	673.8	1,644.2	1,452.1
Operating expenses	1,381.3	4,051.5	1,011.3	384.1	971.7	880.7
Operating income (loss)	$598.2	$(1,999.7)	$67.6	$289.7	$672.5	$571.4

Net income (loss)	$119.6	$(4,012.8)	$42.5	$180.6	$136.1	$232.8

Diluted earnings from continuing operations per share	$0.84	$(28.01)	$0.29	$1.34	$0.97	$2.01

Dividends declared per share	$0.64	$0.58	$0.25	$0.21	$0.46	$0.39

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

(in millions)	December 31, 2017	December 31, 2016	December 31, 2015	December 27, 2014	June 27, 2015	June 28, 2014
Balance Sheet Data
Cash and cash equivalents	$678.7	$622.3	$417.8	$3,596.1	$785.6	$799.5
Total assets	11,628.8	13,870.1	$19,349.6	16,508.4	$19,591.9	$13,879.1
Long-term debt, less current portion	3,270.8	5,224.5	4,971.6	4,439.4	5,246.9	5,246.9

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Perrigo Company plc - Item 7
Executive Overview

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

We are a leading global healthcare company, delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We are a leading provider of branded OTC products throughout Europe, and also a leading producer of generic pharmaceutical topical products such as creams, lotions, and gels, as well as nasal sprays and injection ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

Our fiscal year previously consisted of a 52- or 53-week year ending on or around June 30 of each year with each quarter ending on the Saturday closest to each calendar quarter end. Beginning on January 1, 2016, we changed our fiscal year to begin on January 1 and end on December 31 of each year. As a result of our change in year end, this report on Form 10-K discloses the results of our operations for:

•	The twelve-month period from January 1, 2017 through December 31, 2017;

•	The twelve-month period from January 1, 2016 through December 31, 2016;

•	The twelve-month period from January 1, 2015 through December 31, 2015;

•	The six-month period from June 28, 2015 through December 31, 2015; and

•	The six-month period from June 29, 2014 through December 27, 2014.

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

•
Consumer Healthcare International ("CHCI"), comprises our branded consumer healthcare business primarily in Europe and our consumer focused businesses in the U.K., Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	Prescription Pharmaceuticals ("RX"), comprises our U.S. Prescription Pharmaceuticals business.

We also had two legacy operating segments, Specialty Sciences and Other, which contained our Tysabri® financial asset and Active Pharmaceuticals business ("API") businesses, respectively, which we divested (refer to Item 8. Note 2 and Note 6). Following these divestitures, there were no substantial assets or operations left in either of these segments. Effective January 1, 2017, all expenses associated with our former Specialty Sciences segment were moved to unallocated expenses. Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

      For information on each segment, refer to Item 1. Business - Our Segments. For results by segment and geographic locations see below "Segment Results" and Item 8. Note 19. See Item 1. Business for information on our business environment and competitive landscape.

Perrigo Company plc - Item 7
Executive Overview

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

Competitive Advantage

We believe our consumer facing business model is best-in-class in that it combines the unique competencies of a fast-moving consumer goods company and a pharmaceutical manufacturing company, with the supply chain breadth necessary to support customers in the markets we serve. These durable business model competencies align with our five strategic pillars and provide us a competitive advantage in the marketplace. We fully integrate quality in our operational systems across all products. Our ability to manage our supply chain complexity across multiple dosage forms, formulations, and stock-keeping units, as well as acquisitions, integration, and hundreds of global partners provides value to our customers. Product development and life cycle management are at the core of our operational investments. Globally we have 28 manufacturing plants that are all in good regulatory compliance standing and have systems and structures in place to guide our continued success. Our leadership team is fully engaged in aligning all our metrics and objectives around sustainable compliance with industry associations and regulatory agencies.

Among other things, we believe the following give us a competitive advantage and provide value to our customers:

•	Leadership in first-to-market product development and product life cycle management;

•	Turn-key regulatory, and promotional capabilities;

•	Management of supply chain complexity and utilizing economies of scale;

•	Quality and cost effectiveness throughout the supply chain creating a sustainable, low-cost network; and

•	Expansive pan-European commercial infrastructure, brand-building capabilities, and a diverse product portfolio.

Perrigo Company plc - Item 7
Executive Overview

Highlights

Year Ended December 31, 2017

•
On March 27, 2017, we completed the sale of our Tysabri® financial asset, effective January 1, 2017, to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we derecognized the Tysabri® financial asset and recorded a $17.1 million gain (refer to Item 8. Note 6).

•
On April 6, 2017, we completed the sale of our India API business to Strides Shasun Limited for $22.2 million, inclusive of an estimated working capital adjustment. The sale did not have a material impact on our operations (refer to Item 8. Note 2).

•
On August 25, 2017, we completed the sale of our Russian business to Alvogen Pharma LLC. for €12.7 million ($15.1 million), inclusive of an estimated working capital adjustment. The sale did not have a material impact on our operations (refer to Item 8. Note 2).

•
On November 21, 2017, we completed the sale of our Israel API business to SK Capital, for a sale price of $110.0 million, which resulted in an immaterial gain recorded in our Other segment in Other expense (Income), net on the Consolidated Statements of Operations (refer to Item 8. Note 2 and Note 6).

•	We completed $2.6 billion of debt repayments (refer to Item 8. Note 10).

•	We repurchased $191.5 million worth of shares as part of our authorized share repurchase plan (refer to Item 8. Note 11).

•	We executed initiatives related to our cost optimization strategy that was announced on February 21, 2017. Restructuring charges totaled $61.0 million (refer to Item 8. Note 18).

Year Ended December 31, 2016

•
Consistent with previously announced actions, we added a number of positions and processes to our Dublin headquarters across a range of corporate functions, including supply chain/global operations, procurement, enterprise risk management, and corporate finance, leveraging the strength of our global platform.

•	We repaid $500.0 million outstanding under our 1.300% Senior Notes due 2016 ("1.300% 2016 Notes") on September 29, 2016 (refer to Item 8. Note 10).

•	On August 5, 2016, we completed the sale of our U.S. Vitamins, Minerals, and Supplements ("VMS") business to International Vitamins Corporation (refer to Item 8. Note 2).

Six Months Ended December 31, 2015

•
On November 13, 2015, our shareholders rejected an unsolicited tender offer from Mylan N.V. ("Mylan"). During the six months ended December 31, 2015, the total cost to effectively defend against Mylan was $86.9 million, which was recorded in Administration expense.

•	We expanded our product offerings through targeted acquisitions including (refer to Item 8. Note 2):

•
The announced acquisition of a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, which closed in January 2016 and expanded our "prescription only" ("Rx") portfolio.

•	The acquisition of Crohn's disease treatment Entocort® (budesonide) capsules and its authorized generic (for sale within the U.S.), from AstraZeneca plc, which expanded our Rx portfolio.

Perrigo Company plc - Item 7
Executive Overview

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

•	The ScarAway® brand portfolio acquisition, which served as our entry into the branded OTC business in the U.S.

•	We repurchased $500.0 million worth of shares as part of our authorized share repurchase plan (refer to Item 8. Note 11).

•
We executed initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, and disposing of certain assets. During the six months ended December 31, 2015, restructuring charges totaled $26.9 million (refer to Item 8. Note 18).

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Results

	Six Months Ended		Year Ended
($ in millions)	December 27, 2014	December 31, 2015	December 31, 2015	December 31, 2016	December 31, 2017
Net sales	$1,844.7	$2,632.2	$5,014.7	$5,280.6	$4,946.2
Gross profit	$673.8	$1,078.9	$2,049.4	$2,051.8	$1,979.5
Gross profit %	36.5%	41.0%	40.9%	38.9%	40.0%
Operating expenses	$384.1	$1,011.3	$1,599.0	$4,051.5	$1,381.3
Operating expenses %	20.8%	38.4%	31.9%	76.7%	27.9%
Operating income (loss)	$289.7	$67.6	$450.4	$(1,999.7)	$598.2
Operating income (loss) %	15.7%	2.6%	9.0%	(37.9)%	12.1%
Change in financial assets	$(46.9)	$(57.3)	$(88.8)	$2,608.2	$24.9
Interest and other, net	$117.0	$115.1	$478.2	$239.3	$158.0
Loss on extinguishment of debt	$9.6	$0.9	$1.8	$1.1	$135.2
Income tax expense (benefit)	$29.4	$(33.6)	$61.1	$(835.5)	$160.5
Net income (loss)	$180.6	$42.5	$(1.9)	$(4,012.8)	$119.6

Perrigo Company plc - Item 7
Consolidated

*
Total net sales by geography is derived from the location of the entity that sells to a third party. For geographic information for the year ended December 31, 2016, six months ended December 31, 2015, and the year ended June 27, 2015, refer to Item 8. Note 19.

Details and analysis of our financial results for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, the six months ended December 31, 2015 and December 27, 2014, and the years ended June 27, 2015 and June 28, 2014 are described below by reporting segment and line item. Refer to the "Unallocated Expenses," "Interest, Other and Change in financial assets (Consolidated)," and "Income Taxes (Consolidated)" sections below for discussions related to our expenses.

Restructuring

On February 21, 2017, we approved a workforce reduction plan as part of a larger cost optimization strategy across the Company, which was completed during the year. Our plan was to reduce our global workforce by approximately 750 employees, which included some actions already taken and 235 employees who had elected to participate in a voluntary early retirement program. This represented a reduction of approximately 14% of our global non-production workforce. The changes to our workforce varied by country, based on legal requirements and required consultations with works councils and other employee representatives, as appropriate. During the year ended December 31, 2017, we recognized $61.0 million of restructuring expenses (refer to Item 8. Note 18). In addition, during the year ended December 31, 2017, we executed a supply chain reorganization which continues to generate savings for both our North American and International segments.

Impairments

Throughout the years ended December 31, 2017 and December 31, 2016, we identified impairment indicators for various assets across our different segments, and therefore, we performed impairment testing. Below is a summary of the impairment charges by segment (in millions):

	Year Ended
	December 31, 2017
	Definite-Lived Intangible Assets	Assets Held-For-Sale	IPR&D	Fixed Assets	Total
CHCA(1)	$—	$—	$—	$4.5	$4.5
CHCI(2)	—	3.7	1.1	—	4.8
RX(3)	19.7	—	11.6	3.6	34.9
Other(4)	—	3.3	—	—	3.3
	$19.7	$7.0	$12.7	$8.1	$47.5

(1) Relates to certain idle property, plant and equipment.
(2) Relates primarily to our Russian business assets held-for-sale, which were sold August 25, 2017 (refer to Item 8. Note 2).

Perrigo Company plc - Item 7
Consolidated

(3) Relates primarily to intangible assets acquired through the Lumara Health, Inc. acquisition and In-Process Research and Development ("IPR&D") assets acquired in conjunction with certain Development-Stage Rx Products (refer to Item 8. Note 3).
(4) Relates to our Israel API assets held-for-sale, which were sold November 21, 2017 (refer to Item 8. Note 2).

	Year Ended
	December 31, 2016
	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Assets Held-For-Sale	IPR&D	Fixed Assets	Total
CHCA(1)	$24.5	$0.4	$—	$9.9	$—	$3.5	$38.3
CHCI(2)	868.4	849.1	321.4	—	3.5	—	2,042.4
RX(3)	—	—	342.2	—	—	0.2	342.4
Specialty Sciences(4)	199.6	—	—	—	—	—	199.6
Other(5)	—	—	2.0	6.3	—	—	8.3
	$1,092.5	$849.5	$665.6	$16.2	$3.5	$3.7	$2,631.0

(1) Relates primarily to goodwill acquired through the acquisition of Sergeant’s Pet Care Products, Inc. and Velcera Inc. (refer to Item 8. Note 3), as well as U.S. VMS assets held for sale, which were subsequently sold on August 5, 2016 (refer to Item 8. Note 2).
(2) Relates to certain intangible assets and goodwill acquired in conjunction with the Omega acquisition as well as trademarks originally acquired through the acquisition of Aspen Global Inc. (refer to Item 8. Note 3).
(3) Relates primarily to our intangible assets acquired in conjunction with the Entocort® acquisition (refer to Item 8. Note 3).
(4) Relates to goodwill from our Elan acquisition (refer to Item 8. Note 3).
(5) Relates primarily to our India API assets held-for-sale, which were sold April 6, 2017 (refer to Item 8. Note 2 and 9).

CONSUMER HEALTHCARE AMERICAS

Recent Trends and Developments

•
We continue to experience a reduction in pricing expectations within our CHCA segment, primarily in the cough/cold, animal health, and analgesics categories due to various factors, including focus from customers to capture supply chain productivity savings and competition in specific product categories. We expect this pricing environment to continue to impact our CHCA segment for the foreseeable future.

•	We completed the sale of the animal health pet treats plant fixed assets on February 1, 2017 and received $7.7 million in proceeds (refer to Item 8. Note 2).

Segment Results

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	Year Ended
($ in millions)	December 31, 2016	December 31, 2017
Net sales	$2,507.1	$2,429.9
Gross profit	$825.2	$817.8
Gross profit %	32.9%	33.7%
Operating income	$399.8	$445.0
Operating income %	15.9%	18.3%

Perrigo Company plc - Item 7
CHCA

Net sales decreased $77.2 million, or 3%, over the prior year due to:

•	The absence of $110.2 million in sales attributable to the U.S. VMS business (refer to Item 8. Note 2);

•	A net decrease in sales of existing products of $21.5 million due to pricing pressures and lower volumes in certain categories; and

•	Discontinued products of $14.0 million; partially offset by

•
New product sales of $68.7 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®), smoking cessation products and esomeprazole magnesium (store brand equivalent to Nexium® 24HR capsules).

Operating income increased $45.2 million, or 11%, as a result of:

•	A decrease of $7.4 million in gross profit due to:

•	Favorable product mix in certain categories; and

•	Positive contributions from supply chain efficiencies; more than offset by

•	The absence of $17.6 million in gross profit as a result of the sale of the U.S. VMS business (refer to Item 8. Note 2); and

•	Pricing pressures in certain categories as discussed above.

•	A decrease of $52.6 million in operating expenses due to:

•
The absence of a $36.7 million intangible asset and goodwill impairment charges related to the sale of the U.S. VMS business, held-for-sale assets associated with our animal health pet treats plant and our animal health business (refer to Item 8. Note 2, Note 3, and Note 9);

•
Decreased selling and administrative expenses of $31.0 million due primarily to timing of promotions related to our animal health category and savings related to our cost reduction initiatives taken in the prior year;

•	Decreased R&D expenses of $8.2 million due to timing of clinical trials, reduced spending on infant formula clinical trials and lower costs related to our cost reduction initiatives; and

•	A $4.1 million gain related to contingent consideration (refer to Item 8. Note 6); offset partially by

•	Increased restructuring expenses of $21.8 million related primarily to strategic organizational enhancements (refer to Item 8. Note 18); and

•	A $4.5 million impairment charge recorded on idle property, plant and equipment.

•	Gross profit as a percentage of net sales was 0.8% higher due primarily to favorable product mix and supply chain efficiencies as discussed above.

•	Operating income as a percentage of net sales was 2.4% higher due primarily to favorable product mix as discussed above and decreased operating expenses.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	Year Ended
($ in millions)	December 31, 2015	December 31, 2016
Net sales	$2,554.2	$2,507.1
Gross profit	$846.7	$825.2
Gross profit %	33.2%	32.9%
Operating income	$439.9	$399.8
Operating income %	17.2%	15.9%

Perrigo Company plc - Item 7
CHCA

Net sales decreased $47.1 million, or 2%, over the prior year due to:

•	Discontinued products of $61.3 million related primarily to a label refresh within the infant formula category; and

•	A net $56.5 million decrease in existing product sales as a result of:

•	Strong sales in our infant nutrition, and smoking cessation categories; more than offset by

•	A milder cold and flu season in the first and second quarters of 2016, which led to weaker sales in the cough/cold and analgesics categories;

•	Pricing pressure, which impacted sales in the cough/cold, analgesics, and animal health categories in particular;

•	Lower sales in the antacids category; and

•	Timing of promotions in the second and third quarters of 2015 and a milder allergy season in the third quarter of 2016, which had a negative impact on year-over-year sales in the cough/cold category;

•	Lower year-over-year sales of $52.1 million attributable to the U.S. VMS business, which was sold in August 2016; and

•	Unfavorable foreign currency translation movement of $15.0 million; offset partially by

•
New product sales of $117.4 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®), certain guaifenesin products (store brand equivalent to Mucinex®), several new infant formula and food products, and new animal health products; and

•	Incremental net sales of $20.3 million related primarily to the Gelcaps and ScarAway® acquisitions.

Operating income decreased $40.1 million, or 9%, as a result of:

•	A decrease of $21.5 million in gross profit due to:

•	Pricing pressure as noted above; and

•	Increased intangible asset amortization expense associated primarily with the Gelcaps and ScarAway® acquisitions; offset partially by

•	Margin contributions from new products and strong performance in the infant nutrition and smoking cessation categories; and

•	Continued manufacturing and supply chain efficiencies.

•	An increase of $18.6 million in operating expenses due to:

•	A $24.5 million goodwill impairment charge related to our animal health business, (refer to Item 8. Note 3);

•	Increased research and development investments of $6.5 million due to timing of clinical trials;

•	A $6.2 million impairment charge related to the sale of the U.S. VMS business, (refer to Item 8. Note 2);

•	A $3.7 million impairment charge recorded on the held-for-sale assets associated with our animal health pet treats plant, (refer to Item 8. Note 9); partially offset by

•	Decreased restructuring expense of $9.9 million (refer to Item 8. Note 18); and

•	Decreased selling and administrative expenses due to cost containment.

Perrigo Company plc - Item 7
CHCA

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015
Net sales	$1,176.1	$1,251.5
Gross profit	$361.2	$417.9
Gross profit %	30.7%	33.4%
Operating income	$151.1	$209.2
Operating income %	12.9%	16.7%
Net sales increased $75.4 million, or 6%, due primarily to:

•	New product sales of $122.9 million related primarily to certain new infant formula products;

•	Incremental net sales due primarily to the Gelcaps and ScarAway® acquisitions of $20.2 million; and

•	A $66.0 million increase in existing sales primarily attributable to increased sales volumes of smoking cessation, cough/cold, and gastrointestinal products; offset partially by

•	A decline of $22.9 million in sales of existing products, primarily in animal health and diabetic care;

•	Discontinued products of $99.6 million related primarily to reformulated infant formula, analgesic, and animal health products; and

•	Unfavorable foreign currency translation movement of $11.2 million.

Operating income increased $58.1 million, or 38%, as a result of:

•	An increase of $56.7 million in gross profit due to:

•	Improved purchase prices and efficiencies in manufacturing facilities; and

•	Incrementally higher gross profit attributable primarily to the Gelcaps and ScarAway® acquisitions; and

•	A decrease of $1.4 million in operating expenses due to:

•	Decreased R&D spend of $13.6 million due to relative timing of clinical trials; offset partially by

•	An increase in restructuring expense of $10.9 million related to strategic organizational enhancements; and

•	Increased administrative expenses of $1.9 million primarily related to the Gelcaps and ScarAway® acquisitions.

CONSUMER HEALTHCARE INTERNATIONAL

Recent Trends and Developments

•
Management has developed a strategy to: (1) implement a brand prioritization to address certain market dynamics, with an objective to balance the cost of advertising and promotional investments with expected contributions from category sales, (2) restructure the sales force in certain markets to more effectively serve customers, and (3) in-source certain product manufacturing and development. The combination of these actions is expected to improve the segment's focus on higher value OTC products, reduce selling costs and improve operating margins in the segment.

•	As part of our previously announced strategic initiatives, management implemented improvements and evaluated the overall cost structures within our CHCI segment in the following ways:

•	On December 8, 2016, we announced the cancellation of the unprofitable EuroGenerics NV distribution agreement in Belgium. The year-over-year effect of the cancellation, combined with the

Perrigo Company plc - Item 7
CHCI

exit of certain OTC distribution agreements, reduced our net sales by $200.3 million in 2017, with an immaterial impact to operating income.

•
We made progress on our previously announced restructuring plans to right-size the Omega business due to the impact of market dynamics on sales volumes. During the year ended December 31, 2017, we recognized $17.1 million of restructuring expense in the CHCI segment (refer to Item 8. Note 18).

•	Management continues to evaluate the most effective business model for each country, aligning our sales infrastructure and actively integrating sales strategies with promotional programs.

•
On August 25, 2017, we completed the sale of our Russian business, which was previously classified as held-for-sale, to Alvogen Pharma LLC. The total sale price was €12.7 million ($15.1 million), inclusive of an estimated working capital adjustment, which resulted in an immaterial gain in the segment (refer to Item 8. Note 2).

The combination of these actions improved the segment's focus on higher value OTC products, reduced selling costs and improved operating margins in the segment.

•
The CHCI segment has been positively impacted by market dynamics in countries such as the Nordics, Italy, and Portugal offset by softness in certain brand categories in France and Germany, as well as by unfavorable foreign currency impacts primarily in the U.K. related to Brexit.

Segment Results

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	Year Ended
($ in millions)	December 31, 2016	December 31, 2017
Net sales	$1,652.2	$1,491.0
Gross profit	$693.4	$682.0
Gross profit %	42.0%	45.7%
Operating income (loss)	$(2,087.4)	$12.5
Operating income (loss) %	(126.3)%	0.8%

Net sales decreased $161.2 million, or 10%, over the prior year due to:

•	The absence of $200.3 million in sales attributable to the cancellation of unprofitable distribution contracts;

•	Discontinued products of $14.7 million; and

•	A net decrease in sales of existing products of $11.3 million due primarily to the absence of sales from our exited Russian business (refer to Item 8. Note 2); partially offset by

•	New product sales of $64.1 million.

Operating income increased $2.1 billion, due to:

•	A $11.4 million decrease in gross profit due primarily to:

•	Operational efficiencies across the organization; more than offset by

•	Lower volumes in sales; and

•	Lower margins in our U.K. store brand business.

•	A decrease of $2.1 billion in operating expenses due primarily to:

Perrigo Company plc - Item 7
CHCI

•
The absence of $2.0 billion of impairment charges on certain indefinite-lived and definite-lived intangible brand category assets and goodwill impairments in the Branded Consumer Healthcare-Rest of World ("BCH-ROW") and BCH-Belgium reporting units recorded in the prior year period (refer to Item 8. Note 3); and

•
A decrease in selling and administrative expenses of $66.6 million due to previously announced strategic initiatives to better align promotional investments with sales and cost reduction initiatives taken in the current year; offset partially by

•	A $4.8 million impairment charge recorded related to the Russian business (refer to Item 8. Note 2); and

•	Increased restructuring expense of $3.8 million related to strategic organizational enhancements (refer to Item 1. Note 18).

•	Gross profit as a percentage of net sales was 3.7% higher due primarily to improved product mix primarily driven by the cancellation of certain unprofitable distribution contracts, as described above.

•
Operating income as a percentage of net sales was 127.1% higher due primarily to the absence of $2.0 billion of intangible asset and goodwill impairment charges as discussed above (refer to Item 8. Note 3).

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	Year Ended
($ in millions)	December 31, 2015(1)	December 31, 2016
Net sales	$1,360.6	$1,652.2
Gross profit	$614.7	$693.4
Gross profit %	45.2%	42.0%
Operating loss	$(124.3)	$(2,087.4)
Operating loss %	(9.1)%	(126.3)%

(1) Includes Omega results from March 30, 2015 to December 31, 2015.
Net sales increased $291.6 million, or 21%, over the prior year due to:

•	An additional three months of results from operations attributable to Omega;

•	New products totaling $119.0 million; and

•	Incremental nets sales due to the Naturwohl and GSK Product acquisitions totaling $84.2 million; offset partially by

•	A net $143.6 million decrease in sales volumes of existing products due primarily to:

•	Lower sales in the lifestyle category due in part to a product launch in the prior year;

•	Lower sales in the natural health and VMS category due primarily to timing of promotional activities;

•	Divestment of a European sports brand; and

•	The expiration of a distribution contract in the prior year;

•	Unfavorable foreign currency translation movement of $44.1 million; and

•	Discontinued products of $8.4 million.

Perrigo Company plc - Item 7
CHCI

Operating loss increased $2.0 billion, due to:

•	A $78.7 million increase in gross profit due to an additional three months of operations attributable to Omega; offset partially by

•	Decreased sales of existing products in the higher-margin lifestyle and natural health and VMS categories noted above;

•	Weaker performance in Belgium and Germany; and

•	Unfavorable foreign currency translation effect; more than offset by

•	An increase of $2.0 billion in operating expenses due primarily to:

•	Intangible asset and goodwill impairment charges totaling $2.0 billion, (refer to Item 8. Note 3); and

•	Restructuring charges totaling $20.9 million related to strategic organizational enhancements (refer to Item 8. Note 18);

•	An additional three months of operations from the Omega acquisition; offset partially by

•	Cost control measures.

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015
Net sales	$177.1	$833.0
Gross profit	$55.9	$386.0
Gross profit %	31.6%	46.3%
Operating income (loss)	$14.1	$(148.5)
Operating income (loss) %	8.0%	(17.8)%
Net sales increased $655.9 million, over the prior year due to:

•	Incremental net sales attributable to the Omega, Naturwohl and GSK acquisitions totaling $569.1 million; and

•	New products totaling $66.8 million; offset partially by

•	Unfavorable foreign currency translation movement of $14.8 million; and

•	Discontinued products of $3.8 million.

Operating income decreased $162.6 million, due to:

•	A $330.1 million increase in gross profit and a $492.7 million increase in operating expenses due to an additional six months of operations attributable to Omega.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We continue to experience a significant reduction in pricing expectations from historical levels in our RX segment due to competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture supply chain productivity savings, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact the segment for the foreseeable future, and we are forecasting a high single digit pricing decline in this segment for the year ending December 31, 2018.

Perrigo Company plc - Item 7
RX

•
During the three months ended December 31, 2016, the U.S. market for Entocort® (Budesonide) capsules, including both brand and authorized generic capsules, experienced significant and unexpected increased competition, which reduced our future revenue stream. As a result, our net sales in the RX segment for the year ended December 31, 2017 were negatively impacted by $67.2 million.

•
We are continuing our previously announced portfolio review process, which includes the ongoing comprehensive internal evaluation of the RX segment's market position, growth opportunities, and interdependencies with our manufacturing and shared service operations to determine if strategic alternatives should be explored.

•	During the year ended December 31, 2017, we sold various Abbreviated New Drug Applications ("ANDAs") for a total gain of $23.0 million.

Segment Results

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	Year Ended
($ in millions)	December 31, 2016	December 31, 2017
Net sales	$1,042.8	$969.7
Gross profit	$501.1	$449.7
Gross profit %	48.1%	46.4%
Operating income (loss)	$(0.2)	$307.6
Operating income (loss) %	—%	31.7%
Net sales decreased $73.1 million, or 7%, due to:

•	New product sales of $75.9 million due primarily to sales of Scopolamine and Testosterone 2% topical (generic equivalent to Axiron®); more than offset by

•	Decreased sales of existing products of $78.5 million due primarily to pricing pressures across the portfolio;

•	Lower Entocort® sales of $67.2 million; and

•	Discontinued products of $3.3 million.
Operating income increased $307.8 million, as a result of:

•	A decrease of $51.4 million in gross profit due primarily to:

•	Lower Entocort® sales as noted above; and

•	Pricing pressures as discussed above.

•	A decrease of $359.2 million in operating expenses due to:

•	The absence of a $342.2 million impairment charge related to the Entocort® intangible asset (refer to Item 8. Note 3);

•	A $23.0 million gain on sales of certain ANDAs;

•	A $15.4 million net gain related to contingent consideration (refer to Item 8. Note 6);

•	Decreased selling expenses of $17.4 million due primarily to the prior year specialty pharmaceuticals sales force restructuring initiative; and

•	Decreased R&D expenses of $8.3 million due to timing of clinical trials, lower legal spend, and lower ongoing costs on certain projects; offset partially by

•	Impairment charges related to certain definite-lived intangible assets, certain fixed assets and IPR&D of $34.9 million (refer to Item 8. Note 3);

Perrigo Company plc - Item 7
RX

•	Increased administrative expenses of $6.2 million due primarily to the settlement of our antitrust violation lawsuit (refer to Item 8. Note 16); and

•	Increased restructuring expenses of $3.8 million related to strategic organizational enhancements (refer to Item 8. Note 18).

•	Gross profit as a percentage of net sales was 1.7% lower due primarily to lower sales of Entocort® as discussed above.

•	Operating income as a percentage of net sales was 31.7% higher due primarily to the absence of a $342.2 million impairment charge related to the Entocort® intangible asset (refer to Item 8. Note 3).

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	Year Ended
($ in millions)	December 31, 2015	December 31, 2016
Net sales	$1,001.9	$1,042.8
Gross profit	$543.3	$501.1
Gross profit %	54.2%	48.1%
Operating income (loss)	$377.8	$(0.2)
Operating income %	37.7%	—%
Net sales increased $40.9 million, or 4%, due to:

•	Net sales attributable to the Entocort® and Tretinoin Products acquisitions totaling $150.9 million; and

•	New product sales of $68.0 million due primarily to sales of Benzoyl Peroxide 5%-Clindamycin 1% gel (a generic version of Benzaclin™); offset partially by

•
Decreased sales of existing products of $174.1 million due to declined sales volume of certain products, pricing pressure across the portfolio, and the lack of exclusive market position for two key products versus the prior year; and

•	Discontinued products of $3.9 million.

Operating income decreased $378.0 million, or 100%, as a result of:

•	A decrease of $42.2 million in gross profit due primarily to the pricing pressure noted above, as well as higher amortization expense from the Entocort® and Tretinoin Products acquisitions; and

•	An increase of $335.8 million in operating expenses due primarily to:

•	A $342.2 million impairment charge related to the Entocort® intangible assets, (refer to Item 8. Note 3);

•	Increased selling and administration expenses of $9.3 million, and

•	Increased R&D investments of $3.0 million due to timing of clinical trials; offset partially by

•	The absence of an $18.0 million R&D payment made in connection with a R&D contractual arrangement in the prior year (refer to Item 8. Note 17).

Perrigo Company plc - Item 7
RX

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015
Net sales	$436.7	$502.6
Gross profit	$230.5	$253.4
Gross profit %	52.8%	50.4%
Operating income	$168.8	$181.9
Operating income %	38.6%	36.2%
Net sales increased $65.9 million, or 15%, due primarily to:

•	New product sales of $41.2 million related primarily to the launches of Clobetasol Propionate 0.05% spray, Tacrolimus 0.1% ointment, and Testosterone gel 1%; and

•	Net sales attributable to the Lumara product acquisition of $7.0 million; offset partially by

•	A decrease in volumes of certain existing products.

Operating income increased $13.1 million, or 8%, as a result of:

•	An increase of $22.9 million in gross profit due primarily to:

•	Higher net sales and favorable product mix; and

•	Certain pricing initiatives.

•	Partially offset by a $9.8 million increase in operating expenses due to:

•	Increased selling and administration expense related to the specialty pharmaceuticals sales force; and

•	An increase in restructuring expense of $2.6 million related to our strategic organizational enhancements (refer to Item 8. Note 18).

SPECIALTY SCIENCES

Recent Trends and Developments

•
On March 27, 2017, we announced the completed divestment of our Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended April 1, 2017. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $134.5 million as of December 31, 2017 (refer to Item 8. Note 6 and Critical Accounting Estimates for additional information on the contingent milestones).

Segment Results

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Operating expenses were $201.2 million for the year ended December 31, 2015, compared to $15.0 million for the prior year period. The decreases of $186.2 million primarily relates to a $199.6 million impairment charge related to the Tysabri® goodwill (refer to Item 8. Note 3).

Perrigo Company plc - Item 7
Specialty Sciences

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

Operating expenses were $6.5 million for the six months ended December 31, 2015, compared to $9.0 million for the prior year period. The decreases of $2.5 million was due to a reduction in legal expenses.

See the Interest, Other and Change in financial asset (Consolidated) section below for discussions on the Tysabri® financial asset.

OTHER

Recent Trends and Developments

On April 6, 2017, we completed the sale of our India API business to Strides Shasun Limited. We received $22.2 million of proceeds, inclusive of an estimated working capital adjustment, which resulted in an immaterial gain. Prior to closing the sale, we determined that the carrying value of the India API business exceeded its fair value less the cost to sell, resulting in an impairment charge of $35.3 million, which was recorded in Impairment charges on the Consolidated Statements of Operations for the year ended December 31, 2016 (refer to Item 8. Note 2).

On November 21, 2017, we completed the sale of our Israel API business, which was previously classified as held-for-sale, to SK Capital for a sale price of $110.0 million, which resulted in an immaterial gain recorded in our Other segment in Other expense (Income), net on the Consolidated Statements of Operations (refer to Item 8. Note 2 and Note 6).

Segment Results

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	Year Ended
($ in millions)	December 31, 2016	December 31, 2017
Net sales	$78.5	$55.6
Gross profit	$32.3	$30.9
Gross profit %	41.2%	55.6%
Operating income	$6.1	$8.7
Operating income %	7.8%	15.6%
Net sales decreased $22.9 million due primarily to competition on certain products and the sale of our Israel API business (refer to Item 8. Note 2). Operating income increased $2.6 million due to a $1.4 million decrease in gross profit due primarily to a decrease in sales of existing products offset by a $4.0 million decrease in operating expenses. The decrease in operating expenses related primarily to the absence of a $8.3 million impairment charge recorded on the India API business and certain definite-lived intangible assets in the prior year; offset partially by a $3.3 million impairment charge recorded on the Israel API business in the current period.

Perrigo Company plc - Item 7
Other

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	Year Ended
($ in millions)	December 31, 2015	December 31, 2016
Net sales	$98.0	$78.5
Gross profit	$44.7	$32.3
Gross profit %	45.5%	41.2%
Operating income (loss)	$(7.1)	$6.1
Operating income (loss) %	(7.3)%	7.8%
Net sales decreased $19.5 million due primarily to competition on certain products, in particular, U.S. sales of Temozolomide. Operating income increased $13.2 million due primarily to the absence of a $29.0 million impairment on our India API held-for-sale assets recorded in the prior year period (refer to Item 8. Note 9). Gross profit decreased $12.4 million as a result of increased competition, a $6.3 million impairment charge recorded on the India API held-for-sale business (refer to Item 8. Note 9), and a $2.0 million impairment charge related to a definite-lived intangible asset (refer to Item 8. Note 3).

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015
Net sales	$54.8	$45.1
Gross profit	$26.2	$21.6
Gross profit %	47.7%	47.8%
Operating income (loss)	$14.5	$(19.5)
Operating income (loss) %	26.4%	(43.3)%
Net sales decreased $9.7 million, or 18%, due primarily to competition on certain products and unfavorable changes in foreign currency translation. Operating income decreased $34.0 million as a result of a decrease of $4.6 million in gross profit due primarily to a decrease in sales of existing products and an impairment charge of $29.0 million on our India API held-for-sale assets (refer to Item 8. Note 9).

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Six Months Ended		Year Ended
December 27, 2014	December 31, 2015	December 31, 2015	December 31, 2016	December 31, 2017
$49.6	$149.0	$220.9	$116.6	$174.7

Perrigo Company plc - Item 7
Other

The $58.1 million increase for the year ended December 31, 2017 compared to the prior year was due primarily to an increase in share-based compensation expense of $12.6 million driven primarily by the resignation of certain executives, an increase of $41.1 million of administrative expenses driven by legal fees, consulting fees and employee-related expenses, and an increase in restructuring of $6.0 million related to strategic organizational enhancements (refer to Item 8. Note 15).

The $104.3 million decrease for the year ended December 31, 2016 compared to the prior year was due primarily to the absence of legal and professional fees related to our defense against the unsolicited takeover bid by Mylan of $100.3 million and Omega acquisition-related fees of $18.1 million. We also experienced a $15.0 million reduction in share-based compensation compared to the prior year due primarily to the resignation of our former Chief Executive Officer, Joseph C. Papa. These decreases were offset partially by a $36.2 million increase in legal and professional fees in the current year.

The $99.4 million increase for the six months ended December 31, 2015 compared to the prior year period was due primarily to $86.9 million in fees incurred in our defense against the unsolicited takeover bid by Mylan and $7.5 million in corporate restructuring charges.

Interest, Other and Change in Financial Assets (Consolidated)

	Six Months Ended		Year Ended
($ in millions)	December 27, 2014	December 31, 2015	December 31, 2015	December 31, 2016	December 31, 2017
Change in financial assets	$(46.9)	$(57.3)	$(88.8)	$2,608.2	$24.9
Interest expense, net	$56.7	$89.9	$179.1	$216.6	$168.1
Other expense (Income), net	$60.3	$25.2	$299.1	$22.7	$(10.1)
Loss on extinguishment of debt	$9.6	$0.9	$1.8	$1.1	$135.2

Change in Financial Assets

Prior to its divestiture on March 27, 2017, we accounted for the Tysabri® royalty stream as a financial asset and had elected to use the fair value option model with changes in fair value presented in Net income (loss) under the caption Change in financial assets. Royalty rights were $24.9 million of expense, $2.6 billion of expense and $88.8 million of income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Royalty rights were $57.3 million of income and $46.9 million of income for the six months ended December 31, 2015 and December 27, 2014, respectively. Royalty rights were $78.5 million of income and $26.6 million of income for the years ended June 27, 2015 and June 28, 2014, respectively, resulting in a change in financial asset of $2.6 billion, $2.7 billion, $10.4 million, and $51.9 million for the year ended December 31, 2017, December 31, 2016, six months ended December 31, 2015, and the year ended June 27, 2015 compared to the prior year periods, respectively (refer to Item 8. Note 6 for additional information on the assumptions).

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

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Given the new market information for Ocrevus®, we used industry analyst estimates to reduce our first ten year growth forecasts from an average growth of approximately 3.4% in the fourth calendar quarter of 2015 to an average decline of approximately minus 2.0% in the third and fourth calendar quarters of 2016. In November 2016, we announced we were evaluating strategic alternatives for the Tysabri® financial asset. As of December 31, 2016, the financial asset was adjusted based on the strategic review and sale process. These effects, combined with the change in discount rate each quarter, led to a reduction in fair value of $204.4 million, $910.8 million, $377.4 million and $1.1 billion in the first, second, third and fourth quarters of 2016, respectively.

On March 27, 2017, we announced the completed divestment of our Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended April 1, 2017. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $134.5 million as of December 31, 2017. We chose the fair value option as we believe it will help investors understand the potential future cash flows we may receive associated with the two contingent milestones.

We valued the contingent milestone payments using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma over time until payment of the contingent milestone payments is completed. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. In the valuation of contingent milestone payments performed, we assumed volatility of 30.0% and a rate of return of 8.07% as of December 31, 2017. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. During the year ended December 31, 2017, the fair value of the Royalty Pharma contingent milestone payments decreased $42.0 million, as a result of the decrease in the estimated projected Tysabri® revenues due to the launch of Ocrevus® late in the first quarter of 2017.

In addition, payment of the contingent milestone payments is dependent on global net sales of Tysabri®. Of the $134.5 million of estimated fair valued contingent milestone payments as of December 31, 2017, $79.7 million and $54.8 million relates to the 2018 and 2020 contingent milestone payments, respectively. If Tysabri® global net sales do not meet the prescribed threshold in 2018, we will write off the $79.7 million asset as an expense to Change in financial assets on the Consolidated Statement of Operations. If the prescribed threshold is exceeded, we will write up the asset to $250.0 million and recognize income of $170.3 million in Change in financial assets on the Consolidated Statement of Operations. If Tysabri® global net sales do not meet the prescribed threshold in 2020, we will write off the $54.8 million asset as an expense to Change in financial assets on the Consolidated Statement of Operations. If the prescribed threshold is exceeded, we will write up the asset to $400.0 million and recognize income of $345.2 million in Change in financial assets on the Consolidated Statement of Operations.

Global Tysabri® net sales need to exceed $1.9 billion and $2.0 billion in 2018 and 2020, respectively, in order for Royalty Pharma to receive the level of royalties needed to trigger the milestone payments owed to us. Tysabri® net sales are anticipated to decline on a global basis in 2018, compared to 2017, due to increased competition from Ocrevus®, offset by volume growth in Tysabri® international markets (refer to Item 8. Note 6).

Interest Expense, Net

Interest expense, net was $168.1 million for the year ended December 31, 2017, compared to $216.6 million in the prior year. The $48.5 million decrease for the year ended December 31, 2017 compared to the prior year was the result of the early debt repayments made during the year ended December 31, 2017.

Interest expense, net was $216.6 million for the year ended December 31, 2016, compared to $179.1 million in the prior year. The $37.5 million increase for the year ended December 31, 2016 compared to the prior year was due to interest incurred on the debt assumed in the Omega acquisition and borrowings on our revolving credit agreements during the year ended December 31, 2016.

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Interest expense, net was $89.9 million for the six months ended December 31, 2015, compared to $56.7 million in the prior year period. The $33.2 million increase for the six months ended December 31, 2015 compared to the prior year period was due primarily to the incremental increase in borrowings resulting from the Omega acquisition, including the issuance of $1.6 billion of senior notes in November 2014 and assumed Omega debt, of which $798.3 million was outstanding at December 31, 2015, as well as amounts drawn under our revolving credit facilities, including $380.0 million and $300.0 million outstanding under the 2015 Revolver and 2014 Revolver, respectively, at December 31, 2015.

See the "Borrowings and Capital Resources" section below and Item 8. Note 10 for more information.

Other Expense (Income), Net

Other expense (Income), net, was $10.1 million for the year ended December 31, 2017, compared to $22.7 million in the prior year. The $32.8 million decrease was due primarily to the absence of a $22.3 million equity investment impairment, $8.2 million of favorable changes in revaluation of monetary assets and liabilities held in foreign currencies, and a $3.2 million reduction in equity method losses.

Other expense (Income), net, was $22.7 million for the year ended December 31, 2016, compared to $299.1 million in the prior year. The $276.4 million decrease was due primarily to the absence of the $259.8 million loss incurred in the prior year on the derivatives used to economically hedge fluctuations in the euro-denominated purchase price of the Omega and GSK Products acquisitions. The losses on the derivatives due to the changes in the EUR/USD exchange rate prior to their settlement economically offset the final settlement of the euro-denominated Omega purchase price paid on March 30, 2015.

Other expense (Income), net, was $25.2 million for the six months ended December 31, 2015, compared to $60.3 million in the prior year period. The $35.1 million decrease was due primarily to a $10.7 million other-than-temporary impairment of a marketable equity security, losses on equity method investments totaling $7.1 million, and a $4.8 million loss on a foreign currency derivative we entered into, to hedge against the change in the euro for the euro-denominated purchase price of the GSK Products acquisition, offset by the absence of a $64.7 million loss related to derivative activity to economically hedge fluctuations in the euro-denominated purchase price of the Omega acquisition and a gain of $12.5 million from the transfer of a rights agreement.

See Item 8. Note 8 for more information on the derivatives and Item 8. Note 7 for information on the investments.

Loss on Extinguishment of Debt

During the year ended December 31, 2017, we recorded a $135.2 million loss on extinguishment of debt, which consisted of tender premium on debt repayments, transaction costs, write-off of deferred financing fees, and bond discounts related to the $500.0 million 3.500% senior notes due December 2021, $500.0 million 3.500% senior notes due March 2021, $400.0 million 4.900% senior notes due 2044, $800.0 million 4.000% senior notes due 2023, and $400.0 million 5.300% senior notes due 2043.

During the year ended December 31, 2016, we recorded a $1.1 million loss on extinguishment of debt, which consisted of deferred financing fees we wrote off primarily related to the prepayment of 1.300% 2016 Notes. During the six months and year ended December 31, 2015 we recorded a $0.9 million and $1.8 million loss on extinguishment of debt, respectively, which consisted of deferred financing fees we wrote off related to the undrawn tranche of certain credit facilities that we allowed to expire during the period. The $9.6 million and $10.5 million losses during the six months and year ended December 27, 2014 and June 27, 2015, respectively, consisted mainly of interest on the bridge agreement associated with financing the Omega acquisition. The $165.8 million loss recorded in the year ended June 28, 2014 consisted of make-whole payments, write-off of unamortized discounts, write-off of deferred financing fees, and interest on the bridge agreements associated with financing the Elan acquisition.

See Item 8. Note 2 for information on the Omega acquisition, and Item 8. Note 10 for information on the extinguishment of debt.

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rates were as follows:

Six Months Ended		Year Ended
December 27, 2014	December 31, 2015	December 31, 2015	December 31, 2016	December 31, 2017
14.0%	(376.2)%	103.3%	17.2%	57.3%

The effective tax rate for the year ended December 31, 2017 was higher compared to the year ended December 31, 2016 due to an increase in the valuation allowance position due to current year activity, tax law changes in the U.S., increases in unrecognized tax benefits, offset by tax law changes in Belgium.

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

For the year ended December 31, 2017, statutory income tax rate changes in the U.S. and Belgium impacted the effective tax rate with a reduction to U.S. income tax expense of $2.4 million and increased Belgium income tax expense by $24.1 million. For the years ended December 31, 2016 and December 31, 2015, statutory income tax rate changes, primarily in Europe, favorably impacted the effective tax rate by $27.9 million and $4.0 million, respectively (refer to Item 8. Note 14).

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

Operating Activities

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	Year Ended
($ in millions)	December 31, 2016	December 31, 2017	Increase/(Decrease)
Cash Flows From (For) Operating Activities
Net income (loss)	$(4,012.8)	$119.6	$4,132.4
Non-cash adjustments	4,769.2	683.2	(4,086.0)
Subtotal	756.4	802.8	46.4

Increase (decrease) in cash due to:
Accounts receivable	(0.6)	3.2	3.8
Inventories	100.7	(16.0)	(116.7)
Accounts payable	(75.7)	(39.6)	36.1
Payroll and related taxes	(41.1)	(27.4)	13.7
Accrued customer programs	(13.9)	34.6	48.5
Accrued liabilities	(79.5)	(47.8)	31.7
Accrued income taxes	20.9	(6.1)	(27.0)
Other, net	(12.3)	(4.8)	7.5
Subtotal	$(101.5)	$(103.9)	$(2.4)

Net cash from operating activities	$654.9	$698.9	$44.0

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

We generated $698.9 million of cash from operating activities during the year ended December 31, 2017, a $44.0 million increase over the prior year period, due to the following:

•
Increased net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, loss on extinguishment of debt, and depreciation and amortization;

•
Changes in accrued customer-related programs due primarily to new product launches, resulting in higher customer related-accruals, pricing dynamics in the RX segment, as well as timing of rebate and chargeback payments;

•	Changes in accounts payable due primarily to changes to the Omega accounts payable structure that occurred in the prior year period; and

•
Changes in accrued liabilities due primarily to deferred revenue associated with BCH-Belgium distribution contracts and the absence of accruals related to the sale of our U.S. VMS business; partially offset by increased litigation accruals (refer to Item 8. Note 16), and fair market value adjustments related to contingent consideration (refer to Item 8. Note 6); offset partially by

•	Changes in inventory due to the build up of inventory levels to support customer demands in the current period; offset by improved inventory management in the comparable prior year period; and

•	Changes in accrued income taxes due primarily to Federal tax obligation payments made in the current year period, offset by expected tax refunds (refer to Item 8. Note 14).

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	Year Ended
($ in millions)	December 31, 2015	December 31, 2016	Increase/ (Decrease)
Cash Flows From (For) Operating Activities
Net loss	$(1.9)	$(4,012.8)	$(4,010.9)
Non-cash adjustments	745.4	4,769.2	4,023.8
Subtotal	743.5	756.4	12.9

Increase (decrease) in cash due to:
Accounts receivable	4.8	(0.6)	(5.4)
Inventories	(21.5)	100.7	122.2
Accounts payable	(26.7)	(75.7)	(49.0)
Payroll and related taxes	(42.0)	(41.1)	0.9
Accrued customer programs	53.9	(13.9)	(67.8)
Accrued liabilities	98.9	(79.5)	(178.4)
Accrued income taxes	(67.9)	20.9	88.8
Other, net	21.3	(12.3)	(33.6)
Subtotal	$20.8	$(101.5)	$(122.3)

Net cash from operating activities	$764.3	$654.9	$(109.4)

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

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

•	Changes in accrued customer-related programs due to the pricing dynamics in the RX segment; and

•	Changes in accounts payable due to changes to the Omega accounts payable structure as discussed below; offset partially by

•	Changes in inventories due to improved inventory management in our CHCI and CHCA segments and increased sales of cough/cold products at the end of the year ended December 31, 2016; and

•	Changes in accrued income taxes due primarily to the prior year including a $68.9 million incremental tax payment made in connection with the contested IRS audit (refer to Item 8. Note 14).

In addition, increased net earnings after adjusting for non-cash items such as impairment charges, loss on extinguishment of debt, changes in our financial assets, and depreciation and amortization contributed to an increase in operating cash flow.

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015	Increase / (Decrease)
Cash Flows From (For) Operating Activities
Net income	$180.6	$42.5	$(138.1)
Non-cash adjustments	88.6	279.2	190.6
Subtotal	269.2	321.7	52.5

Increase (decrease) in cash due to:
Accounts receivable	(3.4)	52.5	55.9
Inventories	(19.4)	(29.6)	(10.2)
Accounts payable	(46.8)	(194.1)	(147.3)
Payroll and related taxes	(26.3)	(38.2)	(11.9)
Accrued customer programs	51.8	34.4	(17.4)
Accrued liabilities	52.1	108.1	56.0
Accrued income taxes	33.1	(56.8)	(89.9)
Other, net	(18.3)	2.9	21.2
Subtotal	$22.8	$(120.8)	$(143.6)

Net cash from operating activities	$292.0	$200.9	$(91.1)

We generated $200.9 million of cash from operating activities during the six months ended December 31, 2015, a $91.1 million decrease over the comparable prior year period, due primarily to the following:

•	Changes in accounts payable due primarily to the addition of Omega as well as changes to the Omega accounts payable structure as discussed below; and

•	Changes in accrued income taxes due primarily to a $68.9 million incremental tax payment made in connection with the contested IRS audit (refer to Item 8. Note 14); offset partially by

•	Changes in accrued liabilities due primarily to amounts not yet paid related to our defense against Mylan;

•	Changes in accounts receivable due to timing of receipt of payments; and

•	Increased net earnings after adjusting for non-cash items such as impairment charges, changes in our financial assets, and depreciation and amortization.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

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

Investing Activities

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	Year Ended
($ in millions)	December 31, 2016	December 31, 2017	Increase/(Decrease)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	$353.7	$87.3	$(266.4)
Acquisitions of businesses, net of cash acquired	(427.4)	(0.4)	$427.0
Asset acquisitions	(65.1)	—	$65.1
Proceeds from sale of securities	4.5	—	$(4.5)
Additions to property, plant and equipment	(106.2)	(88.6)	$17.6
Net proceeds from sale of business and other assets	69.1	154.6	$85.5
Proceeds from sale of the Tysabri® financial asset	—	2,200.0	$2,200.0
Other investing, net	(3.6)	(14.8)	$(11.2)
Net cash from (for) investing activities	$(175.0)	$2,338.1	$2,513.1

Cash generated from investing activities totaled $2.3 billion for the year ended December 31, 2017, compared to cash used of $175.0 million in the prior year. The inflow in the current year was due primarily to the completed divestment of our Tysabri® financial asset to Royalty Pharma, for which we received $2.2 billion in cash at closing (refer to Item 8. Note 6). In addition, we received $154.6 million in cash primarily related to the sale of our Israel API business (refer to Item 8. Note 2). The outflow in the prior year was due primarily to the acquisition of a portfolio of generic dosage forms and strengths of Retin-A® ("Tretinoin"), a topical prescription acne treatment from Mattawan Pharmaceuticals, LLC, and the Generic Benzaclin™ product rights, which used $478.4 million in cash. The outflow was offset partially by proceeds from royalty rights of $353.7 million.

Cash used for capital expenditures totaled $88.6 million during the year ended December 31, 2017 compared to $106.2 million in the prior year. The decrease in cash used for capital expenditures was due primarily to the decrease in the number of manufacturing projects in the current year compared to the prior year. Capital expenditures for the next twelve months are anticipated to be between $90.0 million and $115.0 million related to manufacturing productivity capacity and quality/regulatory projects. We expect to fund these estimated capital expenditures with funds from operating cash flows.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	Year Ended
($ in millions)	December 31, 2015	December 31, 2016	Increase/ (Decrease)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	$335.1	$353.7	$18.6
Acquisitions of businesses, net of cash acquired	(2,886.4)	(427.4)	2,459.0
Asset acquisitions	(4.0)	(65.1)	(61.1)
Settlement of acquisition-related foreign currency derivatives	(304.8)	—	304.8
Proceeds from sale of securities	—	4.5	4.5
Additions to property, plant and equipment	(166.8)	(106.2)	60.6
Proceeds from sale of business	—	69.1	69.1
Other investing, net	(2.7)	(3.6)	(0.9)
Net cash from (for) investing activities	$(3,029.6)	$(175.0)	$2,854.6

Cash used for investing activities totaled $175.0 million for the year ended December 31, 2016, a $2.9 billion decrease over the prior year. The outflow in the year ended December 31, 2016 was due primarily to the acquisitions of the Tretinoin Products and the Generic Benzaclin™ product rights, which used $478.4 million in cash, offset partially by $353.7 million of proceeds from royalty rights. The outflow in the prior year was due primarily to $2.9 billion used for business acquisitions, most notably Omega, as well as $304.8 million related to the cash settlement of the non-designated foreign currency derivatives we used to hedge the euro-denominated Omega and GSK Products purchase prices. See Item 8. Note 2 and Item 8. Note 8 for more information on the above-mentioned acquisitions and derivatives, respectively.

Cash used for capital expenditures totaled $106.2 million during year ended December 31, 2016 compared to $166.8 million in the prior year. The decrease in capital expenditures over the prior year was due primarily to several large infrastructure projects nearing completion.

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015	Increase / (Decrease)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	$175.8	$166.3	$(9.5)
Acquisitions of businesses, net of cash acquired	(83.0)	(791.6)	$(708.6)
Settlement of acquisition-related foreign currency derivatives	(26.4)	(1.3)	$25.1
Additions to property, plant and equipment	(48.0)	(77.8)	$(29.8)
Other investing, net	0.8	(3.7)	$(4.5)
Net cash from (for) investing activities	$19.2	$(708.1)	$(727.3)

Cash used for investing activities totaled $708.1 million for the six months ended December 31, 2015, compared to cash from investing activities of $19.2 million in the prior year period. The cash outflow for the six months ended December 31, 2015 was to complete the Entocort®, GSK and Naturwohl acquisitions, offset partially by proceeds from royalty rights of $166.3 million. During the six months ended December 27, 2014, we used $83.0 million in cash to complete the Lumara products acquisition, and $26.4 million to hedge the euro-denominated Omega purchase price, and received $175.8 million in proceeds from royalty rights (refer to Item 8. Note 2 and Item 8. Note 8 for more information on the above-mentioned acquisitions and derivatives, respectively). Capital expenditures for the six months ended December 31, 2015 totaled $77.8 million, compared to $48.0 million in the comparable prior year period.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Financing Activities

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	Year Ended
($ in millions)	December 31, 2016	December 31, 2017	Increase/(Decrease)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	$1,190.3	$—	$(1,190.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	(802.5)	6.8	809.3
Payments on long-term debt	(559.2)	(2,611.0)	(2,051.8)
Deferred financing fees	(2.8)	(4.8)	(2.0)
Premium on early debt retirement	(0.6)	(116.1)	(115.5)
Issuance of ordinary shares	8.3	0.7	(7.6)
Equity issuance costs	(10.3)	—	10.3
Repurchase of ordinary shares	—	(191.5)	(191.5)
Cash dividends	(83.2)	(91.1)	(7.9)
Other financing, net	(8.7)	2.3	11.0
Net cash for financing activities	$(268.7)	$(3,004.7)	$(2,736.0)

Cash used for financing activities totaled $3.0 billion for the year ended December 31, 2017, compared to $268.7 million of cash used for financing activities for the prior year. In the current year, cash used for financing included $2.6 billion of repayments on long-term debt, $116.1 million of premium on early debt retirement related to the current year debt extinguishment and $191.5 million in share repurchases, as discussed below. In the prior year, the cash used for financing activities was due primarily to borrowings of $1.2 billion of long-term debt, more than offset by net repayments on our revolving credit agreements and other short-term financing of $802.5 million and net repayments on our long-term debt of $559.2 million.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	Year Ended
($ in millions)	December 31, 2015	December 31, 2016	Increase / (Decrease)
Cash Flows From (For) Financing Activities
Borrowings (repayments) of revolving credit agreements and other financing, net	$666.0	$(802.5)	$(1,468.5)
Issuances of long-term debt	—	1,190.3	1,190.3
Payments on long-term debt	(917.3)	(559.2)	358.1
Premium on early debt retirement	—	(0.6)	(0.6)
Deferred financing fees	(3.6)	(2.8)	0.8
Issuance of ordinary shares	8.9	8.3	(0.6)
Equity issuance costs	—	(10.3)	(10.3)
Repurchase of ordinary shares	(500.0)	—	500.0
Cash dividends	(72.2)	(83.2)	(11.0)
Other financing, net	(19.0)	(8.7)	10.3
Net cash from (for) financing activities	$(837.2)	$(268.7)	$568.5

Cash used for financing activities totaled $268.7 million for the year ended December 31, 2016, compared to $837.2 million for the prior year. In the year ended December 31, 2016, cash used for financing included $802.5 million to repay balances outstanding under our revolving credit agreements and other short-term financing, $500.0 million used to prepay our 1.300% 2016 Notes, and $59.2 million in scheduled debt payments. These

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

payments were offset by the borrowing of $1.2 billion of long-term debt. In the year ended December 31, 2015, the cash used for financing activities was due primarily to payments of $917.3 million on long-term debt, which included the repayment of debt assumed from Omega and a $300.0 million legacy Perrigo term loan, and $500.0 million used to repurchase shares under our share purchase plan. This was offset by $666.0 million of net borrowings under our revolving credit facilities and other short term borrowings.

Six Months Ended December 31, 2015 vs. Six Months Ended December 27, 2014

	Six Months Ended
($ in millions)	December 27, 2014	December 31, 2015	Increase / (Decrease)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	$2,504.3	$—	$(2,504.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	(2.1)	718.0	$720.1
Payments on long-term debt	(934.5)	(28.3)	$906.2
Deferred financing fees	(24.8)	(0.3)	$24.5
Issuance of ordinary shares	1,039.5	4.9	$(1,034.6)
Equity issuance costs	(35.7)	—	$35.7
Repurchase of ordinary shares	—	(500.0)	$(500.0)
Cash dividends	(29.0)	(36.3)	$(7.3)
Other financing, net	(8.8)	(8.4)	$0.4
Net cash from financing activities	$2,508.9	$149.6	$(2,359.3)

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

For more information see "Borrowings and Capital Resources" below and Item 8. Note 10.

Share Repurchases

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. During the year ended December 31, 2017, we repurchased 2.7 million ordinary shares at an average repurchase price of $71.72 per share, for a total of $191.5 million. We did not repurchase any shares under the share repurchase plan during the year ended December 31, 2016. During the six months ended December 31, 2015, we repurchased 3.3 million ordinary shares at an average repurchase price of $151.59 per share, for a total of $500.0 million.

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

	Six Months Ended		Year Ended
	December 27, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Dividends paid (in millions)	$29.0	$36.3	$83.2	$91.1
Dividends paid per share	$0.21	$0.25	$0.58	$0.64

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Dividends paid were as follows:

Declaration Date	Record Date	Payable	Dividend Declared

Year Ended December 31, 2017
November 2, 2017	December 1, 2017	December 19, 2017	$0.160
August 8, 2017	August 25, 2017	September 12, 2017	$0.160
May 3, 2017	May 26, 2017	June 13, 2017	$0.160
February 21, 2017	March 3, 2017	March 21, 2016	$0.160

Year Ended December 31, 2016
November 8, 2016	November 25, 2016	December 13, 2016	$0.145
August 2, 2016	August 26, 2016	September 13, 2016	$0.145
April 26, 2016	May 27, 2016	June 14, 2016	$0.145
February 16, 2016	February 26, 2016	March 15, 2016	$0.145

Six Months Ended December 31, 2015
November 4, 2015	November 27, 2015	December 15, 2015	$0.125
August 12, 2015	August 28, 2015	September 15, 2015	$0.125

Borrowings and Capital Resources

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in "Other Financing" in Item 8, Note 10. The balance outstanding under the facilities was $6.9 million and $82.9 million at December 31, 2017 and December 31, 2015, respectively, and there were no balances outstanding under the facilities at December 31, 2016.

On March 30, 2015, we assumed and repaid certain overdraft facilities totaling €51.4 million ($56.0 million) with the Omega acquisition.

Accounts Receivable Factoring

We have accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. The total amount factored on a non-recourse basis and excluded from accounts receivable was $27.5 million, $50.7 million, and $64.5 million at December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

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

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below under "2016 Notes" to repay the $435.0 million then outstanding under the 2014 Revolver. There were no borrowings outstanding under the 2014 Revolver as of December 31, 2017 or December 31, 2016.

Term Loans, Notes and Bonds

•
We had $2.9 billion, $5.4 billion, and $4.7 billion outstanding under our notes and bonds, and $420.0 million,$420.7 million, and $488.8 million outstanding under our term loan, as of December 31, 2017, December 31, 2016, and December 31, 2015, respectively. On September 29, 2016, we repaid the 1.300% senior notes due 2016 in full.

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

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

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

•	On May 29, 2015, we repaid the $20.0 million in aggregate principal amount of the 2016 Notes.

Debt Repayments and Related Extinguishment During the Year Ended December 31, 2017

During the year ended December 31, 2017, we reduced our outstanding debt through a variety of transactions (in millions):

Date	Series	Transaction Type	Principal Retired
April 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	$13.3
May 8, 2017	$600.0 2.300% senior notes due 2018	Early redemption	600.0
May 23, 2017	€180.0 4.500% retail bonds due 2017	Scheduled maturity	201.3
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	190.4
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	219.6
June 15, 2017	$800.0 4.000% senior notes due 2023	Tender offer	584.4
June 15, 2017	$400.0 5.300% senior notes due 2043	Tender offer	309.5
June 15, 2017	$400.0 4.900% senior notes due 2044	Tender offer	96.1
July 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	14.3
September 30, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	14.8
December 12, 2017	€300.0 5.125% senior notes due 2017	Scheduled maturity	352.3
December 31, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	15.0
			$2,611.0

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

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

We entered into amendments on March 16, 2017 related to the 2014 Revolver and the 2014 Term Loan providing for additional time to deliver certain financial statements, as well as the modification of certain financial and other covenants. We also entered into additional amendments to the 2014 Revolver and the 2014 Term Loan on April 25, 2017 to modify provisions of such agreements necessary as a result of the correction in accounting related to the Tysabri® financial asset, as well as waivers of any default or event of default that may arise from any restatement of or deficiencies in our financial statements for the periods specified in such amendments and waivers. No default or event of default existed prior to entering into these amendments and waivers. We are in compliance with all covenants under our debt agreements as of December 31, 2017.

See Item 1. Note 10 for more information on all of the above debt facilities.

Credit Ratings

Our credit ratings on December 31, 2017 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Rating Services, respectively.

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

Contractual Obligations

Our enforceable and legally binding obligations as of December 31, 2017 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions).

	Payment Due
	2018	2019-2020	2021-2022	After 2022	Total
Short and long-term debt (1)	$198.3	$746.9	$791.9	$2,767.8	$4,504.9
Capital lease obligations	0.8	1.4	—	—	2.2
Purchase obligations (2)	757.2	13.7	0.1	—	771.0
Operating leases (3)	38.1	56.2	32.3	16.6	143.2
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (4)	—	—	—	92.1	92.1
Other (5)	90.0	6.6	4.9	1.5	103.0
Total	$1,084.4	$824.8	$829.2	$2,878.0	$5,616.4

(1)	Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at December 31, 2017.

(2)	Consists of commitments for both materials and services.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

(3)	Used in normal course of business, principally for warehouse facilities and computer equipment.

(4)
Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, we have funded $34.6 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(5)
Primarily includes consulting fees, legal settlements, contingent consideration obligations, restructuring accruals, insurance obligations, and electrical and gas purchase contracts, which were accrued in Other current liabilities and Other non-current liabilities at December 31, 2017 for all years.

We fund our U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions, which we expect to be approximately $25.9 million over the next 12 months. Future contributions are dependent upon various factors, including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. We generally expect to fund all future contributions with cash flows from operating activities.

As of December 31, 2017, we had approximately $501.7 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $311.5 million as of December 31, 2017. This amount is not included in the Contractual Obligations table above because we believe this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

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

Perrigo Company plc - Item 7
Critical Accounting Estimates

Chargebacks

We market and sell products directly to wholesalers, distributors, warehousing pharmacy chains, and other direct purchasing groups. We also market products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, collectively referred to as ("indirect customers"). In addition, we enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide chargeback credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler's invoice price. The accrual for chargebacks is based on historical chargeback experience and confirmed wholesaler inventory levels, as well as estimated sell-through levels by wholesalers to retailers. We regularly assess current pricing dynamics and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Medicaid Rebates

We participate in certain qualifying U.S. federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient usage, contract performance, and field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be billed as many as 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate provision includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Our rebates are reviewed on a monthly basis against actual claims data to ensure the liability is fairly stated.

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

Perrigo Company plc - Item 7
Critical Accounting Estimates

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

The following table summarizes the activity in our customer-related accrual and allowance accounts on the Consolidated Balance Sheets (in millions):

Customer-Related Accruals and Allowances
	RX				All Other Segments *
	Chargebacks	Medicaid Rebates	Returns and Shelf Stock Allowances	Admin. Fees and Other Rebates	Rebates and Other Allowances	Total
Balance at June 27, 2015	$191.4	$31.6	$62.1	$45.3	$128.8	$459.2
Foreign currency translation adjustments	—	—	—	—	(3.2)	(3.2)
Provisions / Adjustments	666.3	11.7	21.3	47.8	144.3	891.4
Credits / Payments	(632.7)	(18.6)	(20.6)	(53.1)	(133.0)	(858.0)
Balance at December 31, 2015	$225.0	$24.7	$62.8	$40.0	$136.9	$489.4
Foreign currency translation adjustments	—	—	—	—	(7.5)	(7.5)
Provisions / Adjustments	1,437.2	27.4	48.0	103.4	259.6	1,875.6
Credits / Payments	(1,445.2)	(27.5)	(33.7)	(108.8)	(258.0)	(1,873.2)
Balance at December 31, 2016	$217.0	$24.6	$77.1	$34.6	$131.0	$484.3
Foreign currency translation adjustments	—	—	—	—	0.1	0.1
Provisions / Adjustments	1,564.3	45.1	43.7	113.8	281.2	2,048.1
Credits / Payments	(1,551.4)	(32.9)	(44.6)	(105.2)	(286.1)	(2,020.2)
Balance at December 31, 2017	$229.9	$36.8	$76.2	$43.2	$126.2	$512.3

*	Primarily CHCA and CHCI.

Revenue Recognition

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

Perrigo Company plc - Item 7
Critical Accounting Estimates

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

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters (refer to Item 8. Note 16). We also separately record any insurance recoveries that are probable of occurring.

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

Perrigo Company plc - Item 7
Critical Accounting Estimates

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

Financial Assets

We accounted for the Tysabri® royalty stream as a financial asset and elected to use the fair value option model. We made the election to account for the Tysabri® financial asset using the fair value option as we believed this method was most appropriate for an asset that did not have a par value, a stated interest stream, or a termination date. The change in estimated fair value from investments in royalty rights is presented on our Consolidated Statements of Operations under the caption, "Change in financial assets."

We were entitled to quarterly payments of royalties on Tysabri® sales. We recorded our right to royalty payments from Biogen when earned and when collection was reasonably assured. We recorded the change in fair value of the Tysabri® financial asset in our financial statements each period. Critical estimates in determining the fair value are the underlying revenue assumptions of Tysabri® sales and the discount rates. The revenue assumptions were impacted by product demand and market growth assumptions, inventory target levels, product approval and pricing assumptions. Factors that could cause a change in estimates of future cash flows include a change in estimated market size, entry of a competitive product that would erode market share, manufacturing and approval of a biosimilar equivalent product, a change in pricing strategy or reimbursement coverage, a delay in obtaining regulatory approval, a change in dosage of the product, and a change in the number of treatments.

Perrigo Company plc - Item 7
Critical Accounting Estimates

The Tysabri® financial asset acquired in 2013 as part of the Elan acquisition represented a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by the royalty stream from Biogen based on the royalty percentage payments of Tysabri® sales. The financial asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including industry analyst estimates for global Tysabri® sales, probability weighted as to the timing and amount of future cash flows along with certain discount rate assumptions. Cash flow forecasts included the estimated effect and timing of future competition, considering patents in effect for Tysabri® through 2024 and contractual rights to receive cash flows into perpetuity. The discounted cash flows are based upon the expected royalty stream forecasted into perpetuity using a 20-year discrete period with a declining rate terminal value. The pre-tax discount rate utilized was 7.72% and 7.83% at December 31, 2015, and June 27, 2015, respectively. Significant judgment is required in selecting appropriate discount rates.     At December 31, 2015, and June 27, 2015, we performed an evaluation to assess the discount rate and general market conditions potentially affecting the fair value of our Tysabri® financial asset. As of December 31, 2015, had this discount rate increased or decreased by 0.5%, the fair value of the asset would have increased by $270.0 million or decreased by $260.0 million, respectively. As of June 27, 2015, had this discount rate increased or decreased by 0.5%, the fair value of the asset would have decreased by $260.0 million or increased by $290.0 million, respectively. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Quarterly, we assess the expected future cash flows and to the extent such payments are greater or less than initial estimates, or the timing of such payments is materially different than the original estimates, we will adjust the estimated fair value of the asset. As of December 31, 2015, if the expected royalty cash flows used in the estimation process had increased or decreased by 5.0%, the fair value of the asset would have increased by $270.0 million or decreased by $280.0 million, respectively. As of June 27, 2015, if the expected royalty cash flows used in the estimation process had increased or decreased by 5.0%, the fair value of the asset would have increased by $280.0 million or decreased by $280.0 million, respectively. In November 2016, we announced we were evaluating strategic alternatives for the Tysabri® financial asset. As of December 31, 2016, the financial asset was adjusted based on this strategic review and sale process, see discussion below for additional information on the sale.

The following table summarizes the change in our Consolidated Balance Sheet for the Tysabri® financial asset, which includes our fair value adjustment that is a Level 3 measurement under ASC 820 and is included in our Consolidated Statement of Operations for the years ended December 31, 2017, and December 31, 2016, and the six months ended December 31, 2015 (in millions):

	Year Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Tysabri® financial asset
Beginning balance	$2,350.0	$5,310.0	$5,420.0
Royalties earned	—	(351.8)	(167.3)
Change in fair value	—	(2,608.2)	57.3
Divestiture	(2,350.0)	—	—
Ending balance	$—	$2,350.0	$5,310.0

Change in Financial Assets

On March 27, 2017, we announced the completed divestment of our Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended April 1, 2017. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $134.5 million as of December 31, 2017. We chose the fair value option as we believe it will help investors understand the potential future cash flows we may receive associated with the two contingent milestones.

Perrigo Company plc - Item 7
Critical Accounting Estimates

We valued the contingent milestone payments using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma over time until payment of the contingent milestone payments is completed. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. In the valuation of contingent milestone payments performed, we assumed volatility of 30.0% and a rate of return of 8.07% as of December 31, 2017. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. During the year ended December 31, 2017, the fair value of the Royalty Pharma contingent milestone payments decreased $42.0 million, as a result of the decrease in the estimated projected Tysabri® revenues due to the launch of Ocrevus® late in the first quarter of 2017.

In addition, payment of the contingent milestone payments is dependent on global net sales of Tysabri®. Of the $134.5 million of estimated fair valued contingent milestone payments as of December 31, 2017, $79.7 million and $54.8 million relates to the 2018 and 2020 contingent milestone payments, respectively. If Tysabri® global net sales do not meet the prescribed threshold in 2018, we will write off the $79.7 million asset as an expense to Change in financial assets on the Consolidated Statement of Operations. If the prescribed threshold is exceeded, we will write up the asset to $250 million and recognize income of $170.3 million in Change in financial assets on the Consolidated Statement of Operations. If Tysabri® global net sales do not meet the prescribed threshold in 2020, we will write off the $54.8 million asset as an expense to Change in financial assets on the Consolidated Statement of Operations. If the prescribed threshold is exceeded, we will write up the asset to $400.0 million and recognize income of $345.2 million in Change in financial assets on the Consolidated Statement of Operations.

Global Tysabri® net sales need to exceed $1.9 billion and $2.0 billion in 2018 and 2020, respectively in order for Royalty Pharma to receive the level of royalties needed to trigger the milestone payments owed to us. Tysabri® net sales are anticipated to decline on a global basis in 2018, compared to 2017, due to increased competition from Ocrevus®, offset by volume growth in Tysabri® international markets (refer to Item 8. Note 6).

The table below presents a reconciliation for the Royalty Pharma contingent milestone payments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Change in fair value in the table was recorded in Change in financial assets on the Consolidated Statements of Operations.

Year Ended
December 31, 2017
Royalty Pharma Contingent Milestone Payments
Beginning balance	$—
Additions	184.5
Payments	(8.0)
Change in fair value	(42.0)
Ending balance	$134.5

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets received. We test goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists (refer to Item 8. Note 1). Effective in the year ended December 31, 2016, we changed our segment structure. We performed our annual goodwill testing as of October 1, 2017, the first day of the fourth quarter of the year ended December 31, 2017. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows that include assumptions about future performance. The discount rates used in testing each of our reporting units’ goodwill for impairment as of our annual testing date in the fourth quarter of 2017 are based on the weighted average cost of capital determined for each of the Company’s reporting units and ranged from 7.5% to 13.5%. Perpetual growth rates for each reporting unit ranged from 2.0% to 3.0%. Changes in these estimates may result in the recognition of an impairment loss.

Perrigo Company plc - Item 7
Critical Accounting Estimates

During our annual goodwill testing as of October 1, 2017, we determined the fair value of each of our reporting units exceeded their net book values. The fair values of the BCH, UK AUS, and Animal Health reporting units were each less than 25.0% higher than their respective net book values. As a result, these reporting units are inherently at a higher risk for future impairments if they experience deterioration in business performance or market multiples, or increases in discount rates. These reporting units had the following remaining goodwill balances as of December 31, 2017:

Reporting Unit	Goodwill Remaining in Reporting Unit	Segment	Fair Value in excess of Carrying Value
BCH	$1,026.0	CHCI	6.6%
Animal Health	$178.9	CHCA	23.6%
UK AUS	$53.1	CHCI	18.3%

The discounted cash flow forecasts used for these reporting units in goodwill impairment testing include assumptions about future activity levels in the near term and longer-term. If growth in these reporting units is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in the reporting units may be impaired in future impairment tests. We continue to monitor the progress and assess the reporting units for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

Management performed sensitivity analyses on the discounted cash flow valuations that were prepared to estimate the enterprise values of each reporting unit. Discount rates were increased and decreased by increments of 50 basis points, up to cumulative increases and decreases of 150 basis points. Perpetual revenue growth rates were increased and decreased by increments of 50 basis points, up to cumulative increases and decreases of 100 basis points. A summary of the sensitivity analysis results is provided below for the three reporting units for which estimated fair value was less than 25.0% higher than net book value.

BCH

A 50 basis point increase in the discount rate, a 100 basis point decrease in the perpetual revenue growth rate, or different combinations thereof, would indicate potential impairment for this reporting unit. Based on the sensitivity of the discount rate assumption on the BCH reporting unit analysis, any increase in the discount rate over the next twelve months could negatively impact the estimated fair value of this reporting unit and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting unit, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in BCH performance over the next twelve months, such as lower than expected revenues or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis.

Animal Health

A 100 basis point increase in the discount rate combined with a 100 basis point decrease in the perpetual revenue growth rate, or a 150 basis point increase in the discount rate combined with 50 basis point decrease in the perpetual revenue growth rate, would indicate potential impairment of this reporting unit. If the expected results for this reporting unit are not achieved, potential indicators of impairment may result, requiring further analysis.

During the fourth quarter of 2017, the Animal Health reporting unit had an indication of potential impairment resulting from the termination of a supply agreement. We prepared an impairment test as of December 31, 2017 and determined the fair value of the Animal Health reporting unit continued to exceed net book value, by 8.9%. The 8.9% margin was lower than the excess fair value over carrying value of 23.6% that was estimated as of October 1, 2017. Therefore, while no impairment was recorded in 2017, the supply agreement termination increased the risk of future impairment in this reporting unit. Based on our estimates of fair value and the reported carrying values as of December 31, 2017, a 100 basis point increase in the discount rate, or a 100 basis point decrease in the perpetual revenue growth rate, would indicate potential impairment of this reporting unit. If the expected results for this reporting unit are not achieved, additional indicators of impairment may result, requiring further analysis.

Perrigo Company plc - Item 7
Critical Accounting Estimates

UK AUS

A 150 basis point increase in the discount rate, or a 100 basis point increase in the discount rate combined with a 100 basis point decrease in the perpetual revenue growth rate, would indicate potential impairment of this reporting unit. If the expected results for this reporting unit are not achieved, potential indicators of impairment may result, requiring further analysis.

The sensitivity analyses described above for BCH, UK AUS, and Animal Health, while a useful tool, should not be used as a sole predictor of impairment. A thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss was appropriate.

Certain trade names, trademarks, brands, as well as IPR&D assets, are determined to have an indefinite useful life and are not subject to amortization. We review them for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that any individual asset might be impaired, and adjust the carrying value of the asset as necessary. IPR&D assets are initially recognized at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. We recorded the following impairment charges on the Consolidated Statements of Operations (in millions):

	Year Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Goodwill	$—	$1,092.6	$—
Indefinite-lived intangible assets	$—	$849.5	$185.1
IPR&D	$12.7	$3.5	$—

As of December 31, 2017, the remaining goodwill and indefinite-lived asset balances are $4.2 billion and $90.3 million, respectively (refer to Item 8. Note 3 and Note 6 for additional information regarding goodwill and indefinite-lived intangible asset impairment testing results and assumptions used, respectively).

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

For intangible assets subject to amortization, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of any individual asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. We recorded the following impairment charges on the Consolidated Statements of Operations (in millions):

	Year Ended
	December 31, 2017	December 31, 2016
Definite-lived Intangible assets	$19.7	$665.5

To the extent we experience additional unanticipated competitive market entrants or major adverse macro-economic events, we may incur additional impairment losses (refer to Item 8. Note 3 and Note 6 for a more detailed discussion of the impaired definite-lived intangible assets and assumptions used, respectively).

Perrigo Company plc - Item 7
Critical Accounting Estimates

Guaranteed Liabilities

On November 21, 2017, we completed the sale of our Israel API business, which was previously classified as held-for-sale, to SK Capital (refer to Item 8. Note 2). As a result of the sale, we recognized a guarantee liability. Per the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business, will be assessed by and liable to the Israel Tax Authority ("ITA") for any audit findings. We are no longer the primary obligor on the liabilities transferred to SK Capital on November 21, 2017, however, we have provided a guarantee on certain obligations that were recorded at a fair value of $13.8 million, with a maximum possible payout of $34.9 million.

Recently Issued Accounting Standards

See Item 8. Note 1 for information regarding recently issued accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We are a global company with operations throughout North America, Europe, Australia, Mexico, and Israel. We transact business in each location's local currency and in foreign currencies, thereby creating exposures to changes in exchange rates. Our largest exposure is the movement of the U.S. dollar relative to the euro, which has increased due to the Omega acquisition. In addition, our U.S. operations continue to expand their export business, primarily in Canada, China, and Europe, and are subject to fluctuations in the respective exchange rates relative to the U.S. dollar. A large portion of the sales of our Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations largely incur costs in their local currency. Further, a portion of Biogen's global sales of Tysabri® are denominated in local currencies creating exposures to changes in exchange rates relative to the U.S. dollar and thereby impacting the amount of U.S. dollar royalties necessary to achieve our contingent payment thresholds in 2018 and 2020.

Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate the translation effect of a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would have increased operating income of our non-U.S. operating units by approximately $87.1 million for the year ended December 31, 2017. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of December 31, 2017, cumulative net currency translation adjustments decreased shareholders’ equity by $260.6 million.

We monitor and strive to manage risk related to foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign exchange derivatives or netted with offsetting exposures at other entities (refer to Item 8. Note 8 for further information regarding our derivative and hedging activities). We cannot predict future changes in foreign currency movements and fluctuations that could materially impact earnings.

Perrigo Company plc - Item 7A

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of interest income earned on our investment of cash on hand and interest expense on borrowings used to finance acquisitions and other general corporate purposes.

We have in the past, and may in the future, enter into certain derivative financial instruments related to the management of interest rate risk, when available on a cost-effective basis (refer to Item 8. Note 8 for further information regarding our derivative and hedging activities). These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. We do not use derivative financial instruments for speculative purposes. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged.

Perrigo Company plc - Item 8

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Perrigo Company plc - Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perrigo Company plc (the Company) as of December 31, 2017, 2016 and 2015, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years ended December 31, 2017 and 2016, the period from June 28, 2015 to December 31, 2015, and the fiscal year ended June 27, 2015, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years ended December 31, 2017 and 2016, the period from June 28, 2015 to December 31, 2015, and the fiscal year ended June 27, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Grand Rapids, Michigan
March 1, 2018

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Net sales	$4,946.2	$5,280.6	$2,632.2	$4,227.1
Cost of sales	2,966.7	3,228.8	1,553.3	2,582.9
Gross profit	1,979.5	2,051.8	1,078.9	1,644.2

Operating expenses
Distribution	87.0	88.3	47.9	67.7
Research and development	167.7	184.0	88.2	187.8
Selling	598.4	665.0	325.9	319.0
Administration	461.1	452.2	306.8	385.3
Impairment charges	47.5	2,631.0	215.6	6.8
Restructuring	61.0	31.0	26.9	5.1
Other operating income	(41.4)	—	—	—
Total operating expenses	1,381.3	4,051.5	1,011.3	971.7

Operating income (loss)	598.2	(1,999.7)	67.6	672.5

Change in financial assets	24.9	2,608.2	(57.3)	(78.5)
Interest expense, net	168.1	216.6	89.9	146.0
Other expense (Income), net	(10.1)	22.7	25.2	334.2
Loss on extinguishment of debt	135.2	1.1	0.9	10.5
Income (loss) before income taxes	280.1	(4,848.3)	8.9	260.3
Income tax expense (benefit)	160.5	(835.5)	(33.6)	124.2
Net income (loss)	$119.6	$(4,012.8)	$42.5	$136.1

Earnings (loss) per share
Basic	$0.84	$(28.01)	$0.29	$0.97
Diluted	$0.84	$(28.01)	$0.29	$0.97

Weighted-average shares outstanding
Basic	142.3	143.3	145.6	139.3
Diluted	142.6	143.3	146.1	139.8

Dividends declared per share	$0.64	$0.58	$0.25	$0.46

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015

Net income (loss)	$119.6	$(4,012.8)	$42.5	$136.1
Other comprehensive income:
Foreign currency translation adjustments	328.5	(63.3)	(135.5)	(33.5)
Change in fair value of derivative financial instruments(1)	9.7	(5.3)	2.1	(0.2)
Change in fair value of investment securities(2)	(14.1)	8.7	9.3	(5.3)
Change in post-retirement and pension liability(3)	10.8	(6.6)	5.3	2.9
Other comprehensive income (loss), net of tax	334.9	(66.5)	(118.8)	(36.1)
Comprehensive income (loss)	$454.5	$(4,079.3)	$(76.3)	$100.0

(1)
Includes tax effect of $3.5 million, $2.1 million, $0.4 million and $5.7 million for the years ended December 31, 2017, December 31, 2016, the six months ended December 31, 2015, and the year ended June 27, 2015, respectively.

(2)
Includes tax effect of $0.5 million, $4.1 million, $3.6 million and $2.7 million for the years ended December 31, 2017, December 31, 2016, the six months ended December 31, 2015, and the year ended June 27, 2015, respectively.

(3)
Includes tax effect of $0.0 million, $2.5 million, $2.8 million and $0.6 million for the years ended December 31, 2017, December 31, 2016, the six months ended December 31, 2015, and the year ended June 27, 2015, respectively.

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2017	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$678.7	$622.3	$417.8
Accounts receivable, net of allowance for doubtful accounts of $6.2, $6.3 and $4.5, respectively	1,130.8	1,176.0	1,189.0
Inventories	806.9	795.0	898.7
Prepaid expenses and other current assets	203.2	212.0	286.1
Total current assets	2,819.6	2,805.3	2,791.6
Property, plant and equipment, net	833.1	870.1	886.2
Financial assets	—	2,350.0	5,310.0
Goodwill and other indefinite-lived intangible assets	4,265.7	4,163.9	7,069.0
Other intangible assets, net	3,290.5	3,396.8	2,973.1
Non-current deferred income taxes	10.4	72.1	71.4
Other non-current assets	409.5	211.9	248.3
Total non-current assets	8,809.2	11,064.8	16,558.0
Total assets	$11,628.8	$13,870.1	$19,349.6
Liabilities and Shareholders’ Equity
Accounts payable	$450.2	$471.7	$555.8
Payroll and related taxes	148.8	115.8	125.3
Accrued customer programs	419.7	380.3	396.0
Accrued liabilities	230.8	263.3	351.9
Accrued income taxes	116.1	32.4	62.7
Current indebtedness	70.4	572.8	1,060.5
Total current liabilities	1,436.0	1,836.3	2,552.2
Long-term debt, less current portion	3,270.8	5,224.5	4,971.6
Non-current deferred income taxes	321.9	389.9	1,372.7
Other non-current liabilities	429.5	461.8	346.3
Total non-current liabilities	4,022.2	6,076.2	6,690.6
Total liabilities	5,458.2	7,912.5	9,242.8
Commitments and contingencies - Note 16
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,892.9	8,135.0	8,142.6
Accumulated other comprehensive income (loss)	253.1	(81.8)	(15.3)
Retained earnings (accumulated deficit)	(1,975.5)	(2,095.1)	1,980.1
Total controlling interest	6,170.5	5,958.1	10,107.4
Noncontrolling interest	0.1	(0.5)	(0.6)
Total shareholders’ equity	6,170.6	5,957.6	10,106.8
Total liabilities and shareholders' equity	$11,628.8	$13,870.1	$19,349.6

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—	—
Ordinary shares, issued and outstanding	140.8	143.4	143.1

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Cash Flows From (For) Operating Activities
Net income (loss)	$119.6	$(4,012.8)	$42.5	$136.1
Adjustments to derive cash flows
Depreciation and amortization	444.8	457.0	182.4	258.7
Loss on acquisition-related foreign currency derivatives	—	—	—	326.4
Share-based compensation	43.8	23.0	22.8	31.6
Impairment charges	47.5	2,631.0	215.6	6.8
Change in financial assets	24.9	2,608.2	(57.3)	(78.5)
Loss on extinguishment of debt	135.2	1.1	0.9	10.5
Restructuring charges	61.0	31.0	26.9	5.1
Deferred income taxes	(48.9)	(990.9)	(120.0)	(16.3)
Amortization of debt premium	(22.4)	(24.7)	(10.2)	0.2
Other non-cash adjustments, net	(2.7)	33.5	18.1	10.2
Subtotal	802.8	756.4	321.7	690.8
Increase (decrease) in cash due to:
Accounts receivable	3.2	(0.6)	52.5	(51.1)
Inventories	(16.0)	100.7	(29.6)	(11.4)
Accounts payable	(39.6)	(75.7)	(194.1)	120.5
Payroll and related taxes	(27.4)	(41.1)	(38.2)	(30.2)
Accrued customer programs	34.6	(13.9)	34.4	71.3
Accrued liabilities	(47.8)	(79.5)	108.1	42.8
Accrued income taxes	(6.1)	20.9	(56.8)	21.9
Other, net	(4.8)	(12.3)	2.9	0.6
Subtotal	(103.9)	(101.5)	(120.8)	164.4
Net cash from operating activities	698.9	654.9	200.9	855.2
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	87.3	353.7	166.3	344.6
Acquisitions of businesses, net of cash acquired	(0.4)	(427.4)	(791.6)	(2,177.8)
Asset acquisitions	—	(65.1)	—	(4.0)
Settlement of acquisition-related foreign currency derivatives	—	—	(1.3)	(329.9)
Proceeds from sale of securities	—	4.5	—	—
Additions to property, plant and equipment	(88.6)	(106.2)	(77.8)	(137.0)
Net proceeds from sale of business and other assets	154.6	69.1	—	—
Proceeds from sale of the Tysabri® financial asset	2,200.0	—	—	—
Other investing, net	(14.8)	(3.6)	(3.7)	1.8
Net cash from (for) investing activities	2,338.1	(175.0)	(708.1)	(2,302.3)
Cash Flows From (For) Financing Activities
Borrowings (repayments) of revolving credit agreements and other financing, net	6.8	(802.5)	718.0	(54.0)
Issuances of long-term debt	—	1,190.3	—	2,504.3
Payments on long-term debt	(2,611.0)	(559.2)	(28.3)	(1,823.5)
Premium on early debt retirement	(116.1)	(0.6)	—	—
Deferred financing fees	(4.8)	(2.8)	(0.3)	(28.1)
Issuance of ordinary shares	0.7	8.3	4.9	1,043.5
Equity issuance costs	—	(10.3)	—	(35.7)
Repurchase of ordinary shares	(191.5)	—	(500.0)	—
Cash dividends	(91.1)	(83.2)	(36.3)	(64.8)
Other financing, net	2.3	(8.7)	(8.4)	(19.3)
Net cash from (for) financing activities	(3,004.7)	(268.7)	149.6	1,522.4
Effect of exchange rate changes on cash and cash equivalents	24.1	(6.7)	(10.2)	(89.2)
Net increase (decrease) in cash and cash equivalents	56.4	204.5	(367.8)	(13.9)
Cash and cash equivalents, beginning of period	622.3	417.8	785.6	799.5
Cash and cash equivalents, end of period	$678.7	$622.3	$417.8	$785.6

Perrigo Company plc - Item 8

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$187.6	$205.1	$84.2	$143.2
Interest received	$9.3	$1.2	$0.7	$1.1
Income taxes paid	$186.9	$139.5	$87.8	$131.0
Income taxes refunded	$3.6	$9.3	$1.7	$9.6
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at June 28, 2014	133.8	$6,678.2	$139.6	$1,902.6	$8,720.4

Net income	—	—	—	136.1	136.1
Other comprehensive loss	—	—	(36.1)	—	(36.1)
Issuance of ordinary shares under:
Equity offering	6.8	1,035.0	—	—	1,035.0
Omega acquisition	5.4	904.9	—	—	904.9
Stock options	0.2	8.5	—	—	8.5
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	6.9	—	—	6.9
Compensation for restricted stock	—	24.7	—	—	24.7
Cash dividends, $0.46 per share	—	—	—	(64.8)	(64.8)
Tax effect from stock transactions	—	7.0	—	—	7.0
Shares withheld for payment of employee's withholding tax liability	(0.1)	(7.6)	—	—	(7.6)
Equity issuance costs	—	(35.7)	—	—	(35.7)
Balance at June 27, 2015	146.3	8,621.9	103.5	1,973.9	10,699.3

Net income	—	—	—	42.5	42.5
Other comprehensive loss	—	—	(118.8)	—	(118.8)
Issuance of ordinary shares under:
Stock options	0.1	4.9	—	—	4.9
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	2.5	—	—	2.5
Compensation for restricted stock	—	20.3	—	—	20.3
Cash dividends, $0.25 per share	—	—	—	(36.3)	(36.3)
Tax effect from stock transactions	—	3.3	—	—	3.3
Shares withheld for payment of employee's withholding tax liability	(0.1)	(10.3)	—	—	(10.3)
Repurchases of ordinary shares	(3.3)	(500.0)	—	—	(500.0)
Balance at December 31, 2015	143.1	8,142.6	(15.3)	1,980.1	10,107.4

Net loss	—	—	—	(4,012.8)	(4,012.8)
Other comprehensive loss	—	—	(66.5)	—	(66.5)
Issuance of ordinary shares under:
Stock options	0.2	8.3	—	—	8.3
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	5.0	—	—	5.0
Compensation for restricted stock	—	18.0	—	—	18.0
Cash dividends, $0.58 per share	—	(20.8)	—	(62.4)	(83.2)
Tax effect from stock transactions	—	(1.5)	—	—	(1.5)
Shares withheld for payment of employee's withholding tax liability	(0.1)	(6.3)	—	—	(6.3)
Equity issuance costs	—	(10.3)	—	—	(10.3)
Balance at December 31, 2016	143.4	8,135.0	(81.8)	(2,095.1)	5,958.1

Net income	—	—	—	119.6	119.6
Other comprehensive income	—	—	334.9	—	334.9
Stock options	0.1	0.7	—	—	0.7
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	8.9	—	—	8.9

Perrigo Company plc - Item 8

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Compensation for restricted stock	—	34.9	—	—	34.9
Cash dividends, $0.64 per share	—	(91.1)	—	—	(91.1)
Shares withheld for payment of employee's withholding tax liability	(0.1)	(4.0)	—	—	(4.0)
Repurchases of ordinary shares	(2.7)	(191.5)	—	—	(191.5)
Balance at December 31, 2017	140.8	$7,892.9	$253.1	$(1,975.5)	$6,170.5

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

We are a leading global healthcare company, delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We are a leading provider of branded OTC products throughout Europe, and also a leading producer of generic pharmaceutical topical products such as creams, lotions, and gels, as well as nasal sprays and injection ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

Basis of Presentation

Our fiscal year previously consisted of a 52- or 53-week year ending on or around June 30 of each year with each quarter ending on the Saturday closest to each calendar quarter end. Beginning on January 1, 2016, we changed our fiscal year to begin on January 1 and end on December 31 of each year. As a result of our change in year end, this report on Form 10-K discloses the results of our operations for:

•	The twelve-month period from January 1, 2017 through December 31, 2017;

•	The twelve-month period from January 1, 2016 through December 31, 2016;

•	The six-month period from June 28, 2015 through December 31, 2015;

•	The twelve-month period from June 29, 2014 to June 27, 2015; and

•	The six-month period from June 29, 2014 through December 27, 2014.

We cut off our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Segment Reporting

Our reporting segments are as follows:

•	Consumer Healthcare Americas ("CHCA"), comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract, infant formula and animal health categories).

•
Consumer Healthcare International ("CHCI"), comprises our branded consumer healthcare business primarily in Europe and our consumer focused businesses in the U.K., Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	Prescription Pharmaceuticals ("RX"), comprises our U.S. Prescription Pharmaceuticals business.

We also had two legacy operating segments, Specialty Sciences and Other, which contained our Tysabri® financial asset and Active Pharmaceuticals business ("API") businesses, respectively, which we divested (refer to Note 2 and Note 6). Following these divestitures, there were no substantial assets or operations left in either of these segments. Effective January 1, 2017, all expenses associated with our former Specialty Sciences segment

Perrigo Company plc - Item 8
Note 1

were moved to unallocated expenses. Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

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

We maintain customer-related accruals and allowances that consist primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Some of these adjustments relate specifically to the RX segment while others relate only to the CHCA and CHCI segments. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable. Changes in these estimates and assumptions related to customer programs may result in additional accruals or allowances. Customer-related accruals and allowances were $512.3 million,
$484.3 million, and $489.4 million at December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

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

Perrigo Company plc - Item 8
Note 1

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

               In addition, included in our accounts receivable balance is $84.4 million and $83.4 million related to our Tysabri® financial asset at December 31, 2016 and December 31, 2015, respectively, for amounts earned that have not yet been received.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out method. Costs include material and conversion costs. Inventory related to R&D is expensed at the point when it is determined the materials have no alternative future use.

We maintain reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional reserves (refer to Note 5).

Investments

Available for Sale Investments

We determine the appropriate classification of securities as held-to-maturity, available-for-sale, or trading. The classification depends on the purpose for which the financial assets were acquired. Marketable equity securities are classified as available-for-sale. These securities are carried at fair value with unrealized gains and losses included in AOCI. The assessment for impairment of marketable securities classified as available-for-sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If we determine that a loss in the value of an investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded in Other expense, net (refer to Note 7).

Perrigo Company plc - Item 8
Note 1

Cost Method Investments

Non-marketable equity securities are carried at cost, less any write down for impairments, and are adjusted for impairment based on methodologies, an assessment of the impact of general private equity market conditions, and discounted projected future cash flows. Non-marketable equity securities are recorded in Other non-current assets (refer to Note 7).

Equity Method Investments

The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we record the investments at carrying value and adjust for a proportionate share of the profits and losses of these entities each period. We evaluate our equity method investments for recoverability. If we determine that a loss in the value of an investment is other than temporary, the investment is written down to its estimated fair value. Any such losses are recorded in Other expense, net. Evaluations of recoverability are based primarily on projected cash flows. Due to uncertainties in the estimation process, actual results could differ from such estimates. Equity method investments are recorded in Other non-current assets (refer to Note 7).

Derivative Instruments

We record derivative instruments on the balance sheet on a gross basis as either an asset or liability measured at fair value (refer to Note 8). Additionally, changes in a derivative's fair value, which are measured at the end of each period, are recognized in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met for cash flow hedges, the changes in a derivative’s fair value are recorded in shareholders’ equity as a component of other comprehensive income ("OCI"), net of tax. These deferred gains and losses are recognized in income in the period in which the hedged item and hedging instrument affect earnings. Any ineffective portion of the change in fair value is immediately recognized in earnings.

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

Property, Plant and Equipment, net

Property, plant and equipment, net are recorded at cost and are depreciated using the straight-line method. Useful lives for financial reporting range from 3 to 20 years for machinery and equipment and 10 to 45 years for buildings. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense includes amortization of assets recorded under capital leases and totaled $95.2 million, $100.2 million, $53.8 million, and $84.3 million, for the years ended December 31, 2017 and December 31, 2016, the six months ended December 31, 2015, and the year ended June 27, 2015, respectively.

We held the following property, plant and equipment, net (in millions):

	December 31, 2017	December 31, 2016	December 31, 2015
Land	$45.5	$45.0	$47.5
Buildings	514.3	520.2	508.2
Machinery and equipment	1,078.6	1,094.7	1,103.3
Gross property, plant and equipment	1,638.4	1,659.9	1,659.0
Less accumulated depreciation	(805.3)	(789.8)	(772.8)
Property, plant and equipment, net	$833.1	$870.1	$886.2

Perrigo Company plc - Item 8
Note 1

Financial Assets

Prior to its divestiture on March 27, 2017, we accounted for the Tysabri® royalty stream as a financial asset and have elected to use the fair value option model (refer to Note 6). We made the election to account for the Tysabri® financial asset using the fair value option as we believe this method is most appropriate for an asset that does not have a par value, a stated interest stream, or a termination date. The fair value of the Tysabri® financial asset is determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as Level 3 assets within the fair value hierarchy, as our valuation estimates utilize significant unobservable inputs, including estimates as to the probability and timing of future sales of the related products. Critical estimates in determining the fair value are the underlying revenue assumptions of Tysabri® sales and the discount rates. The revenue assumptions are impacted by product demand and market growth assumptions, inventory target levels, product approval, currency movements and pricing assumptions. Factors that could cause a change in estimates of future cash flows include a change in estimated market size, entry of a competitive product that would erode market share, manufacturing and approval of a biosimilar equivalent product, a change in pricing strategy or reimbursement coverage, a delay in obtaining regulatory approval, a change in dosage of the product, or a change in the number of treatments.

Goodwill and Intangible Assets

Goodwill

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets received. Goodwill is tested for impairment annually on the first day of our fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists.

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected discounted future cash flows. Changes in these estimates may result in the recognition of an impairment loss. Our annual impairment tests were performed as of October 1, 2017, October 2, 2016, September 27, 2015, and March 29, 2015, for the years ended December 31, 2017 and December 31, 2016, the six months ended December 31, 2015, and the year ended June 27, 2015, respectively.

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

We test indefinite-lived trademarks, trade names, and brands for impairment quarterly, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists, by comparing the carrying value of the assets to their estimated fair values. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value.

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

Assets Held for Sale

We classify assets as "held for sale" when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value and the fair market value, less costs to sell (refer to Note 9).

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

We estimate the fair value of stock option awards granted based on the Black-Scholes option pricing model, which requires the use of subjective and complex assumptions. These assumptions include estimating the expected term that awards granted are expected to be outstanding, the expected volatility of our stock price for a period commensurate with the expected term of the related options, and the risk-free rate with a maturity closest to the expected term of the related awards. Restricted stock and restricted stock units are valued based on our stock price on the day the awards are granted. The estimated fair value of outstanding Relative Total Shareholder Return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation, which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends (refer to Note 12).

Income Taxes

We record deferred income tax assets and liabilities on the balance sheet as noncurrent based upon the difference between the financial reporting and the tax reporting basis of assets and liabilities using the enacted tax rates. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

We have provided for income taxes for certain earnings of certain foreign subsidiaries which have not been

Perrigo Company plc - Item 8
Note 1

deemed to be permanently reinvested. For those foreign subsidiaries we have deemed to be permanently reinvested, we have provided no further tax provision.

We record reserves for uncertain tax positions to the extent it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. We include interest and penalties attributable to uncertain tax positions and income taxes as a component of our income tax provision (refer to Note 14).

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters (refer to Note 16). We also separately record any insurance recoveries that are probable of occurring.

Research and Development

All R&D costs, including payments related to products under development and research consulting agreements, are expensed as incurred. We may continue to make non-refundable payments to third parties for new technologies and for R&D work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. R&D expense was $167.7 million, $184.0 million, $88.2 million, and $187.8 million for the years ended December 31, 2017, and December 31, 2016, the six months ended December 31, 2015 and the year ended June 27, 2015, respectively.

The year ended December 31, 2017 included R&D expense related to new product development and clinical trial expenses in our CHCA, CHCI and RX segments. The year ended December 31, 2016 included R&D expense related to clinical trials primarily in our CHCA and RX segments. The six months ended December 31, 2015 included incremental R&D expense attributable to the Omega Pharma Invest N.V. ("Omega") acquisition. The year ended June 27, 2015 included incremental R&D expense related to a collaboration agreement entered into as a result the Omega acquisition.

We actively collaborate with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. We may choose to enter into these types of agreements to, among other things, leverage our or others’ scientific research and development expertise or utilize our extensive marketing and distribution resources. Our policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") approval directly related to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. If we acquire product rights that are in the development phase and as to which we have no assurance that the third party will successfully complete its development milestones, we expense the amount paid (refer to Note 17 for more information on our current collaboration agreements).

Perrigo Company plc - Item 8
Note 1

Advertising Costs

We expense advertising costs as incurred. Advertising costs relate primarily to print advertising, direct mail, on-line advertising and social media communications. For the year ended December 31, 2017, 94% of advertising expense was attributable to our CHCI segment. Advertising costs were as follows (in millions):

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
$145.3	$155.9	$77.5	$55.7

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

Defined Benefit Plans

We operate a number of defined benefit plans for employees globally.

Two significant assumptions, the discount rate and the expected rate of return on plan assets, are important elements of expense and liability measurement. We evaluate these assumptions annually. Other assumptions involve employee demographic factors, such as retirement patterns, mortality, turnover, and the rate of compensation increase.

The liability recognized in the balance sheet in respect of defined benefit pension plans is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The defined benefit obligation is calculated periodically by independent actuaries using the projected unit credit method. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of either high quality corporate bonds or long term government bonds depending on the depth and liquidity of the high quality corporate bond market in the different geographies where we have pension liabilities. The bonds are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related pension liability.

Actuarial gains and losses are recognized on the Consolidated Statement of Operations using the corridor method. Under the corridor method, to the extent that any cumulative unrecognized net actuarial gain or loss exceeds 10% of the greater of the present value of the defined benefit obligation and the fair value of the plan assets, that portion is recognized over the expected average remaining working lives of the plan participants. Otherwise, the net actuarial gain or loss is recorded in OCI. We recognize the funded status of benefit plans on the Consolidated Balance Sheets. In addition, we recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost of the period as a component of OCI (refer to Note 15).

Recent Accounting Standard Pronouncements

Below are recent accounting standard updates that we have adopted or are still assessing to determine the effect on our Consolidated Financial Statements. We do not believe that any other recently issued accounting standards could have a material effect on our Consolidated Financial Statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Perrigo Company plc - Item 8
Note 1

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
January 1, 2017
We early adopted this new standard and will apply it prospectively when determining whether transactions should be accounted for as asset acquisitions (divestitures) or business combinations (divestitures). During the year ended December 31, 2017, we applied the new guidance when determining whether certain product divestitures represented sales of assets or businesses.

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
January 1, 2018
We have substantially completed our evaluation of the impact of adoption of the new revenue standard  on our Consolidated Financial Statements. We will adopt the new revenue standard effective January 1, 2018 using the modified retrospective method. Upon adoption, we anticipate recognizing an adjustment of $5.4 million to the opening balance of retained earnings. The impact of adoption relates primarily to the new guidance on when revenue should be recognized, focusing on indicators of the customer gaining control. Under this new model, in certain cases revenue may be recognized over-time as opposed to a point in time. In our business, revenue may be recognized over-time for certain of our contract manufacturing and private label arrangements in which we produce products that do not have an alternative use, and if the contracts with customers were canceled, we would have an enforceable right to payment for performance completed to date, inclusive of a reasonable profit margin. As a result, we expect to recognize revenue earlier in the performance period for these arrangements as product is customized, as opposed to when units are shipped or delivered. Our assessment of the new revenue standard has also included, but has not been limited to, estimation of variable consideration and identification of performance obligations and we have determined that the related accounting is not materially different compared to our current practice.

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
		January 1, 2018	We have identified certain intra-entity asset transfers that will require an adjustment; based on our current analysis, no material adjustments have been identified at this time.
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
		January 1, 2018	We have identified certain investments that will require an adjustment; based on our current analysis, no material adjustments have been identified at this time.

Perrigo Company plc - Item 8
Note 1

Recently Issued Accounting Standards Not Yet Adopted (continued)
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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
January 1, 2019
We are currently evaluating the implications of adoption on our Consolidated Financial Statements. The actual impact will depend on our lease portfolio at the time of adoption. We have commenced the first step of identifying a task force to take the lead in implementing the new lease standard.

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

Perrigo Company plc - Item 8
Note 2

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

Tretinoin Product Portfolio

On January 22, 2016, we acquired a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, for $416.4 million in cash ("Tretinoin Products"), which further expanded our standard topical products such as creams, lotions and gels, as well as inhalants and injections ("extended topicals") portfolio. We were the authorized generic distributor of these products from 2005 to 2013. Operating results attributable to the acquisition are included within our RX segment. The intangible assets acquired included generic product rights valued using the multi-period excess earnings method and assigned a 20-year useful life, and non-compete agreements valued using the lost income method and assigned a five-year useful life. The goodwill acquired is deductible for tax purposes.

Development-Stage Rx Products

In May 2015, we entered into an agreement with a clinical stage biotechnology company for two specialty pharmaceutical products in development ("Development-Stage Rx Products"). We paid $18.0 million for an option to acquire the two products, which was recorded in R&D expense. On March 1, 2016, to further invest in our specialty "prescription only" ("Rx") portfolio, we exercised the option for both products, which requires us to make contingent payments if we obtain regulatory approval and achieve certain sales milestones. We will also be obligated to make certain royalty payments over periods ranging from seven to ten years from the launch of each product.

We accounted for the option exercise as a business acquisition within our RX segment, recording IPR&D and contingent consideration on the balance sheet. The IPR&D was valued using the multi-period excess earnings method and has an indefinite useful life until such time as the research is completed (at which time it will become a definite-lived intangible asset), or is determined to have no future use (at which time it would be impaired). The contingent consideration is an estimate of the future milestone payments and royalties based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The amount of contingent consideration recognized was $24.9 million and was recorded in Other non-current liabilities. On December 20,

Perrigo Company plc - Item 8
Note 2

2017, we completed the sale of one of the Development-Stage Rx Products to an ophthalmic pharmaceutical company (see below for additional details on the divestiture).

Purchase Price Allocation of Acquisitions Completed During the Year Ended December 31, 2016

The Tretinoin Products, Developed-Stage Rx Products, and four product acquisitions opening balance sheets are final. The below table indicates the purchase price allocations for acquisitions completed during the year ended December 31, 2016 (in millions):

	Tretinoin Products	Development-Stage Rx Products	All Other(1)
Purchase price paid	$416.4	$—	$17.1
Contingent consideration	—	24.9	26.2
Total purchase consideration	$416.4	$24.9	$43.3

Assets acquired:
Cash and cash equivalents	$—	$—	$3.8
Accounts receivable	—	—	4.9
Inventories	1.4	—	7.1
Prepaid expenses and other current assets	—	—	0.1
Property, plant and equipment, net	—	—	1.2
Goodwill	1.7	—	—
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$—	$—	$1.8
Developed product technology, formulations, and product rights	411.0	—	18.0
Customer relationships and distribution networks	—	—	8.2
Non-compete agreements	2.3	—	—
Indefinite-lived intangibles:
In-process research and development	$—	$24.9	$4.9
Total intangible assets	$413.3	$24.9	$32.9
Total assets	$416.4	$24.9	$50.0
Liabilities assumed:
Accounts payable	$—	$—	$2.8
Accrued liabilities	—	—	0.1
Long-term debt	—	—	3.3
Net deferred income tax liabilities	—	—	0.5
Total liabilities	$—	$—	$6.7
Net assets acquired	$416.4	$24.9	$43.3

(1)	Consists of four product acquisitions in our CHCA, CHCI and RX segments.

Perrigo Company plc - Item 8
Note 2

Acquisitions Completed During the Six Months Ended December 31, 2015

Entocort®

On December 15, 2015, we completed our acquisition of Entocort® (budesonide) capsules, as well as the authorized generic capsules, for sale within the U.S., from AstraZeneca plc for $380.2 million in cash. Entocort® is a gastroenterology medicine for patients with mild to moderate Crohn's disease. The acquisition complemented our Rx portfolio. Operating results attributable to the acquisition are included within our RX segment. The intangible assets acquired included branded and authorized generic product rights with useful lives of 10 and 15 years, respectively, which were valued using the multi-period excess earnings method. During the year ended December 31, 2016, we recorded an impairment charge of $342.2 million (refer to Note 3).

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

Perrigo Company plc - Item 8
Note 2

Purchase Price Allocation of Acquisitions Completed During the Six Months Ended December 31, 2015

The Entocort®, Naturwohl, ScarAway®, GSK Products, and eight product development acquisitions opening balance sheets are final.The below table indicates the purchase price allocations for acquisitions completed during the six months ended December 31, 2015 (in millions):

	Entocort®	Naturwohl	ScarAway®	GSK Products	All Other(1)
Purchase price paid	$380.2	$150.4	$26.7	$223.6	$15.3
Contingent consideration	—	—	—	—	13.9
Total purchase consideration	$380.2	$150.4	$26.7	$223.6	$29.2

Assets acquired:
Cash and cash equivalents	$—	$4.6	$—	$—	$—
Accounts receivable	—	3.3	—	—	—
Inventories	0.2	1.5	1.0	—	—
Goodwill	—	61.0	3.5	32.6	—
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$—	$21.4	$—	$—	$—
Developed product technology, formulations, and product rights	380.0	—	0.5	—	—
Customer relationships and distribution networks	—	25.9	9.8	61.5	—
Trademarks, trade names, and brands	—	64.2	11.4	129.5	—
Non-compete agreements	—	0.3	0.5	—	—
Indefinite-lived intangibles:
In-process research and development	$—	$—	$—	$—	$29.2
Total intangible assets	$380.0	$111.8	$22.2	$191.0	$29.2
Total assets	$380.2	$182.2	$26.7	$223.6	$29.2
Liabilities assumed:
Accounts payable	$—	$2.8	$—	$—	$—
Accrued liabilities	—	1.6	—	—	—
Net deferred income tax liabilities	—	27.4	—	—	—
Total liabilities	$—	$31.8	$—	$—	$—
Net assets acquired	$380.2	$150.4	$26.7	$223.6	$29.2

(1)	Consists of eight product development acquisitions in our CHCA, CHCI and RX segments.

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

Perrigo Company plc - Item 8
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

The cash consideration shown in the above table was financed by a combination of debt and equity. We issued $1.6 billion of debt and issued 6.8 million ordinary shares, which raised $999.3 million, net of issuance costs (refer to Note 10).

The Sellers agreed to indemnify us for certain potential future losses. The Sellers’ indemnification and other obligations to us under the Share Purchase Agreement are secured by up to €120.9 million ($127.2 million as of December 31, 2017) in cash that has been escrowed and 1.08 million of our ordinary shares, which are both being held in escrow to secure such obligations. Under the terms of the Share Purchase Agreement, Alychlo and its affiliates are subject to a three-year non-compete in Europe, and the Sellers are subject to a two-year non-solicit, in each case subject to certain exceptions. The Share Purchase Agreement contains other customary representations, warranties, and covenants of the parties, thereto. On December 16, 2016, we commenced an arbitral claim against the Sellers in connection with the Sellers' obligations to us under the Share Purchase Agreement. The fact of the claim has been made public, but the proceedings otherwise remain confidential. The Sellers deny liability (refer to Note 16 for additional information).

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

Perrigo Company plc - Item 8
Note 2

Year Ended
Line item	June 27, 2015
Administration	$29.7
Interest expense, net	23.7
Other expense, net	324.0
Loss on extinguishment of debt	9.6
Total acquisition-related costs	$387.0

See Note 8 for further details on losses on the Omega-related hedging activities shown above in Other expense, net, and Note 10 for details on the loss on extinguishment of debt.

We acquired the following intangible assets: indefinite-lived brands, a definite-lived trade name with an eight-year useful life, definite-lived brands with a 22-year useful life, a distribution network with a 21-year useful life, and developed product technology with useful lives ranging from four to 13 years. We also recorded goodwill, which is not deductible for tax purposes and represents the value we assigned to the expected synergies described above, in our CHCI segment. We utilized the multi-period excess earnings method to value the indefinite-lived brands, the definite-lived brands, and distribution network. We utilized the relief from royalty method to value the developed product technology and definite-lived trade name. The weighted-average useful life of all intangible assets acquired is 20.6 years (refer to Note 3 for further detail on Goodwill and Other Intangible Assets).

Based on valuation estimates utilizing the comparative sales method, a step-up in the value of inventory of $15.1 million was recorded in the opening balance sheet and was charged to cost of goods sold during the three months ended June 27, 2015. In addition, property, plant and equipment were written up $41.5 million to their estimated fair market value based on a valuation method that included both the cost and market approaches. This additional step-up in value is being depreciated over the estimated remaining useful lives of the assets. Additionally, the fair value of the debt assumed on the date of acquisition exceeded par value by $101.9 million, which was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments (refer to Note 10 for more information on the debt we assumed from Omega and our subsequent payments on the debt).

Lumara Health, Inc.

On October 31, 2014, we acquired a portfolio of women's healthcare products from Lumara Health, Inc., ("Lumara") a privately-held, Chesterfield, Missouri-based specialty pharmaceutical company, for $83.0 million in cash. The acquisition of this portfolio further expanded our women's healthcare product offerings. Operating results attributable to the acquired Lumara products are included in the RX segment. The intangible assets acquired consisted of three product formulations with useful lives ranging from eight to 12 years. The assets were valued utilizing the multi-period excess earnings method.

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

	June 27, 2015	Measurement Period Adjustments	December 31, 2015
Accounts receivable	$227.4	$(4.5)	$222.9
Inventories	$288.9	$(11.9)	$277.0
Property, plant and equipment, net	$121.2	$9.6	$130.8
Goodwill	$1,269.6	$419.1	$1,688.7
Intangible assets:
Developed product technology, formulations, and product rights	$36.9	$(5.5)	$31.4
Customer relationships and distribution networks	1,342.7	(286.4)	1,056.3
Definite-lived trademarks, trade names, and brands	282.0	5.5	287.5
Indefinite-lived trademarks, trade names, and brands	2,145.2	(141.4)	2,003.8
Total intangible assets	$3,806.8	$(427.8)	$3,379.0
Accrued liabilities	$50.0	$(0.7)	$49.3
Net deferred income tax liabilities	$771.1	$14.4	$785.5
Other non-current liabilities	$88.9	$(29.0)	$59.9

The measurement period changes in the Omega purchase accounting were due primarily to refinements in the underlying valuation assumptions for the intangible assets, including updates to the allocations of projected cash flows to the intangible assets and the related jurisdictional tax rates that were used in those projections, the accounting of intangible assets as definite-lived versus indefinite-lived assets, and finalization of the related deferred taxes. Valuation adjustments made during the measurement period resulted in a $10.2 million reduction of amortization expense (recorded primarily in Selling expense) for the six months ended December 31, 2015 that were related to the year ended June 27, 2015 (refer to Note 3 for further detail on Goodwill and Other Intangible Assets).

Perrigo Company plc - Item 8
Note 2

The below table indicates the purchase price allocation for acquisitions completed during the year ended June 27, 2015 (in millions):

	Gelcaps	Omega	Lumara
Total purchase consideration	$37.9	$2,983.2	$83.0
Assets acquired:
Cash and cash equivalents	$4.6	$14.7	$—
Accounts receivable	7.3	222.9	2.9
Inventories	7.2	277.0	1.5
Prepaid expenses and other current assets	2.1	51.2	0.4
Property, plant and equipment, net	6.0	130.8	0.1
Goodwill	6.0	1,688.7	—
Definite-lived intangibles:
Developed product technology, formulations, and product rights	$—	$31.4	$82.0
Customer relationships and distribution networks	6.6	1,056.3	—
Trademarks, trade names, and brands	—	287.5	—
Indefinite-lived intangibles:
Trademarks, trade names, and brands	4.4	2,003.8	—
Total intangible assets	$11.0	$3,379.0	$82.0
Other non-current assets	0.4	2.4	—
Total assets	$44.6	$5,766.7	$86.9
Liabilities assumed:
Accounts payable	$3.3	$225.0	$—
Short-term debt	—	112.6	—
Accrued liabilities	1.6	49.3	3.9
Payroll and related taxes	—	51.3	—
Accrued customer programs	—	28.9	—
Long-term debt	—	1,471.0	—
Net deferred income tax liabilities	1.4	785.5	—
Other non-current liabilities	0.4	59.9	—
Total liabilities	$6.7	$2,783.5	$3.9
Net assets acquired	$37.9	$2,983.2	$83.0

Perrigo Company plc - Item 8
Note 2

Actual and Unaudited Pro Forma Impact of Acquisitions

Our Consolidated Financial Statements include operating results from the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega, Gelcaps, and Lumara® acquisitions as well as from three small product acquisitions, from the date of each acquisition through December 31, 2017. Net sales and operating income attributable to the Tretinoin Products and two small product acquisitions included in our financial statements for the year ended December 31, 2016 totaled $85.3 million and $45.1 million, respectively. Net sales and operating income attributable to the Entocort®, Naturwohl, ScarAway®, and GSK acquisitions included in our financial statements for the six months ended December 31, 2015 totaled $51.0 million and $20.6 million, respectively. Net sales and operating income attributable to the Omega, Gelcaps, and Lumara acquisitions included in our financial statements for the year ended June 27, 2015 totaled $418.2 million and $18.9 million, respectively.

The following unaudited pro forma information gives effect to the Tretinoin Products, Entocort®, Naturwohl, GSK Products, ScarAway®, Omega, Gelcaps, and Lumara acquisitions, as well as two small product acquisitions, as if the acquisitions had occurred on the first day of the year ended ended June 27, 2015 and had been included in our Results of Operations for all periods presented thereafter (in millions):

	Year Ended	Six Months Ended	Year Ended
(Unaudited)	December 31, 2016	December 31, 2015	June 27, 2015
Net sales	$5,288.6	$2,748.8	$5,682.5
Net income (loss)	$(4,011.0)	$81.0	$250.2

The historical consolidated financial information of Perrigo, and the Tretinoin Products, Entocort®, Naturwohl, GSK Products, and ScarAway®, Omega, Gelcaps, and Lumara® acquisitions and the two small product acquisitions, has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on combined results. In order to reflect the occurrence of the acquisitions on the first day of the year ended June 27, 2015 as required, the unaudited pro forma results include adjustments to reflect the incremental amortization expense to be incurred based on the current values of each acquisition's identifiable intangible and tangible assets, along with the reclassification of acquisition-related costs from the period ended December 31, 2016 to the period ended June 27, 2015. The unaudited pro forma results do not reflect future events that have occurred or may occur after the acquisitions.

Divestitures Completed During the Year Ended December 31, 2017

On January 3, 2017, we sold certain ANDAs for $15.0 million to a third party, which was recorded as a gain in Other operating income on the Consolidated Statements of Operations in our RX segment.

On February 1, 2017, we completed the sale of the animal health pet treats plant fixed assets within our CHCA segment, which were previously classified as held-for sale. We received $7.7 million in proceeds, which resulted in an immaterial loss.

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

Perrigo Company plc - Item 8
Note 2

On August 25, 2017, we completed the sale of our Russian business, which was previously classified as held-for-sale, to Alvogen Pharma LLC. The total sale price was €12.7 million ($15.1 million), inclusive of an estimated working capital adjustment, which resulted in an immaterial gain recorded in our CHCI segment. Prior to closing the sale, we determined that the carrying value of the Russian business exceeded its fair value less the cost to sell, resulting in an impairment charge of $3.7 million, which was recorded in Impairment charges on the Consolidated Statements of Operations for the three months ended July 1, 2017.

On November 21, 2017, we completed the sale of our Israel API business, which was previously classified as held-for-sale, to SK Capital for a sale price of $110.0 million, which resulted in an immaterial gain recorded in our Other segment in Other expense (Income), net on the Consolidated Statements of Operations.

As a result of the sale, we recognized a guarantee liability (refer to Note 6). Per the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business, will be assessed by and liable to the Israel Tax Authority ("ITA") for any audit findings. We are no longer the primary obligor on the liabilities transferred to SK Capital on November 21, 2017, however, we have provided a guarantee on certain obligations that were recorded at a fair value of $13.8 million, with a maximum possible payout of $34.9 million.

On December 20, 2017, we completed the sale of one of the Development-Stage Rx Products to an ophthalmic pharmaceutical company. We will potentially receive the following consideration: (1) a milestone payment of $1.5 million after the buyer achieves net sales of $25.0 million in any given calendar year; (2) a milestone payment of $5.0 million after the buyer achieves $50.0 million in net sales in any given year; and (3) royalty payments of 2.5% of all net sales of the product from the date of the first commercial sales of the product and continuing until market entry of a generic equivalent of the product.

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

Perrigo Company plc - Item 8
Note 3

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CHCA	CHCI	RX	Specialty Sciences	Other	Total
Balance at June 27, 2015	$1,817.2	$1,530.2	$1,086.0	$199.6	$88.2	$4,721.2
Business acquisitions	9.7	87.4	—	—	—	97.1
Changes in assets held-for-sale	(13.0)	—	—	—	(14.6)	(27.6)
Currency translation adjustments	(0.8)	(53.3)	(1.9)	—	(2.1)	(58.1)
Purchase accounting adjustments	1.2	418.9	—	—	—	420.1
Balance at December 31, 2015	1,814.3	1,983.2	1,084.1	199.6	71.5	5,152.7
Business acquisitions	—	—	1.7	—	—	1.7
Changes in assets held-for-sale	4.5	—	—	—	9.0	13.5
Impairments	(24.5)	(868.4)	—	(199.6)	—	(1,092.5)
Currency translation adjustments	(0.9)	(27.5)	0.8	—	0.9	(26.7)
Purchase accounting adjustments	17.2	(16.5)	—	—	—	0.7
Balance at December 31, 2016	1,810.6	1,070.8	1,086.6	—	81.4	4,049.4
Re-allocation of goodwill(1)	35.3	—	27.7	—	(63.0)	—
Business divestitures	—	(4.1)	—	—	(26.4)	(30.5)
Currency translation adjustments	1.5	139.0	8.0	—	8.0	156.5
Balance at December 31, 2017	$1,847.4	$1,205.7	$1,122.3	$—	$—	$4,175.4

(1) Certain cash flow associated with the API business were retained. We performed a relative fair value allocation of the business retained and allocated it among the two segments where the business was allocated.

The increase in goodwill in the year ended December 31, 2017 was due primarily to foreign currency translation adjustments. The decrease in goodwill for the year ended December 31, 2016 was due primarily to impairment charges recorded in the CHCI and Specialty Sciences segments as discussed below. The increase in goodwill in the six months ended December 31, 2015 was due primarily to purchase accounting adjustments to the Omega acquisition, as well as the Naturwohl and GSK acquisitions recorded in the CHCI segment (refer to Note 2).

As required by our policy, we tested goodwill for impairment in the fourth quarter of 2017 (refer to Note 1). We determined the fair value of each of our reporting units exceeded their net book values. The fair values of the BCH, UK AUS and Animal Health reporting units were each less than 25.0% higher than their respective net book values as of the annual assessment date. As a result, these reporting units are inherently at a higher risk for future impairments if they experience deterioration in business performance or market multiples, or increases in discount rates. These reporting units had the following remaining goodwill balances as of December 31, 2017 (in millions):

Reporting Unit	Goodwill Remaining in Reporting Unit	Segment	Fair Value in excess of Carrying Value
BCH	$1,026.0	CHCI	6.6%
Animal Health	$178.9	CHCA	23.6%
UK AUS	$53.1	CHCI	18.3%

Subsequently, at the end of the fourth quarter of 2017, the Animal Health reporting unit had an indication of potential impairment resulting from the termination of a supply agreement. We prepared an impairment test as of December 31, 2017 and determined the fair value of the Animal Health reporting unit continued to exceed net book value, by 8.9%. The 8.9% margin was lower than the excess fair value over carrying value of 23.6% that was estimated as of October 1, 2017. Therefore, while no impairment was recorded in 2017, the supply agreement termination increased the risk of future impairment in this reporting unit.

Perrigo Company plc - Item 8
Note 3

The discounted cash flow forecasts used for these reporting units in goodwill impairment testing include assumptions about future activity levels in both the near term and longer-term. If growth in these reporting units is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in the reporting units may be impaired in future impairment tests. We continue to monitor the progress and assess the reporting units for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

During the year ended December 31, 2016, we identified indicators of goodwill impairment for certain of our reporting units, which required us to complete interim goodwill impairment testing (refer to Note 1 for our impairment process). Step one of the goodwill impairment test involves determining the fair value of the reporting unit using a discounted cash flow technique and comparing it to the reporting unit’s carrying value. The main assumptions supporting the cash flow projections used to determine the reporting units’ fair value include revenue growth based on product line extensions, product life cycle strategies, and geographical expansion within the markets in which the reporting unit distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the reporting unit's growth plans. If a reporting unit does not pass step one of the goodwill impairment test, step two is completed. The second step of the goodwill impairment test requires that we determine the implied fair value of the reporting unit’s goodwill, which involves determining the value of the reporting unit’s individual assets and liabilities. If the reporting unit’s carrying value exceeds its book value, an impairment charge is recorded.
During the three months ended April 2, 2016, we identified indicators of impairment for our Branded Consumer Healthcare - Rest of World ("BCH-ROW") reporting unit, which comprises primarily operations attributable to the Omega acquisition in all geographic regions except for Belgium. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long-range revenue growth forecast. BCH-ROW did not pass step one of goodwill impairment testing. The change in fair value from previous estimates was due primarily to the changes in the market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio. Based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded $130.5 million in impairment charges on the Consolidated Statement of Operations within our CHCI segment.
During the three months ended October 1, 2016, we identified additional indicators of goodwill impairment in both our BCH-ROW and our Branded Consumer Healthcare - Belgium ("BCH-Belgium") reporting units. With respect to both reporting units, the primary impairment indicators included an additional decline in our 2016 performance expectations for the remainder of the year and a reduction in our long-range revenue growth and margin forecasts due to the factors outlined below. Neither the BCH-ROW nor the BCH-Belgium reporting units passed step one of goodwill impairment testing.
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
Based on our estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an impairment charge of $675.6 million related to the BCH-ROW reporting unit and $62.3 million related to the BCH-Belgium reporting unit on the Consolidated Statement of Operations within our CHCI segment.

During the three months ended December 31, 2016, we identified indicators of goodwill impairment in the BCH-Belgium reporting unit related to the early termination of a distribution agreement. We prepared a goodwill impairment test as of December 3, 2016, which was the end of the month in which the impairment indicator

Perrigo Company plc - Item 8
Note 3

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

During the three months ended December 31, 2016, we identified indicators of goodwill impairment in the Specialty Sciences reporting unit related to our decision to review strategic alternatives for the Tysabri® financial asset. As a result of the impairment indicators, we prepared a goodwill impairment test as of December 31, 2016. Step one of the goodwill impairment test indicated that the fair value of the Specialty Sciences reporting unit was below its net book value. As a result, we initiated the second step of the goodwill impairment test to measure the amount of impairment. We concluded that the goodwill was fully impaired and recorded an impairment of $199.6 million in Impairment charges on the Consolidated Statement of Operations within our Specialty Sciences segment.

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

Intangible Assets

Other intangible assets and the related accumulated amortization consisted of the following (in millions):

	December 31, 2017		December 31, 2016		December 31, 2015
	Gross	Accumulated Amortization	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements, supply agreements	$311.2	$169.8	$305.6	$120.4	$242.4	$77.7
Developed product technology, formulations, and product rights	1,358.4	598.7	1,418.1	526.0	1,387.6	426.0
Customer relationships and distribution networks	1,642.0	460.6	1,489.9	307.5	1,520.7	193.0
Trademarks, trade names, and brands	1,335.4	129.5	1,189.3	55.3	539.4	22.8
Non-compete agreements	14.7	12.6	14.3	11.2	15.2	12.7
Total definite-lived intangibles	$4,661.7	$1,371.2	$4,417.2	$1,020.4	$3,705.3	$732.2
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$52.1	$—	$50.5	$—	$1,868.1	$—
In-process research and development	38.2	—	64.0	—	48.2	—
Total indefinite-lived intangibles	$90.3	$—	$114.5	$—	$1,916.3	$—
Total other intangible assets	$4,752.0	$1,371.2	$4,531.7	$1,020.4	$5,621.6	$732.2
Certain intangible assets are denominated in currencies other than the U.S. dollars; therefore, their gross and net carrying values are subject to foreign currency movements.

The increase in gross amortizable intangible assets during the year ended December 31, 2017 was due primarily to foreign currency translation. The decrease in gross amortizable intangible assets during the year ended

Perrigo Company plc - Item 8
Note 3

December 31, 2016 was due to the reclassification of Omega indefinite-lived assets to definite-lived assets as described below, offset by current year impairments taken as described below. The increase during the six months ended December 31, 2015 was due to the Entocort®, GSK, Naturwohl, and ScarAway® acquisitions, offset partially by purchase price adjustments to the Omega intangible assets (refer to Note 2).

Intangible asset impairments taken are as follows (in millions):

	Year Ended					Six Months Ended
	December 31, 2017		December 31, 2016			December 31, 2015
	Definite-Lived Intangible Assets	IPR&D	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	IPR&D	Indefinite-Lived Intangible Assets
CHCA	$—	$—	$0.4	$—	$—	$—
CHCI	—	1.1	849.1	321.4	3.5	185.1
RX	19.7	11.6	—	342.2	—	—
Other	—	—	—	2.0	—	—
	$19.7	$12.7	$849.5	$665.6	$3.5	$185.1

During the three months ended July 1, 2017, we identified impairment indicators for our Lumara Health, Inc. ("Lumara") product assets. The primary impairment indicators included the decline in our 2017 performance expectations and a reduction in our long-range revenue growth forecast. The assessment utilized the multi-period excess earnings method to determine fair value and resulted in an impairment charge of $18.5 million in Impairment charges on the Consolidated Statements of Operations within our RX segment, which represented the difference between the carrying amount of the intangible assets and their estimated fair value.

During the three months ended April 2, 2016, we identified indicators of impairment associated with certain indefinite-lived intangible assets acquired in conjunction with the Omega acquisition. The primary impairment indicators included the decline in our 2016 performance expectations and a reduction in our long-range revenue growth forecast. The assessment utilized the excess earnings method to determine fair value and resulted in an impairment charge of $273.4 million in Impairment charges on the Consolidated Statements of Operations within our CHCI segment, which represented the difference between the carrying amount of the intangible assets and their estimated fair value. The change in fair value from previous estimates was due primarily to the changes in the market and performance of the brands such that the evaluation of brand prioritization and product extensions or launches in new regions are being more focused to maximize the potential of all brands in the segment's portfolio. The main assumptions supporting the fair value of these assets and cash flow projections included revenue growth based on product line extensions, product life cycle strategies, geographical expansion within the markets in which the CHCI segment distributes products, gross margins consistent with historical trends, and advertising and promotion investments largely consistent with the segment's growth plans.

During the three months ended October 1, 2016, we identified additional indicators of impairment associated with certain indefinite-lived and definite-lived intangible brand category assets acquired in conjunction with the Omega acquisition. The primary impairment indicators are discussed above in goodwill. The assessment of the indefinite-lived assets utilized the excess earnings method to determine fair value and resulted in an impairment charge of $575.7 million. With regards to definite-lived assets, it was determined that the carrying value of one asset group was not recoverable based on an assessment of the undiscounted future cash flows expected to be generated by the asset group. Given this, the excess earnings method was utilized to determine fair value of the definite-lived asset and resulted in an impairment charge of $290.9 million. Both charges, which represented the difference between the carrying amount of the intangible assets and their estimated fair value, were recorded in Impairment charges on the Consolidated Statements of Operations within our CHCI segment. The main assumptions supporting the fair value of these assets and cash flow projections are included in the goodwill discussions above.

During the three months ended December 31, 2016, we identified impairment indicators in our Entocort® product assets which related to the entrance of new market competition and resulting negative impacts on sales volume and pricing. Utilizing a multi-period excess earnings method, we determined that the Entocort® product

Perrigo Company plc - Item 8
Note 3

assets were impaired by $342.2 million. We recorded this impairment in Impairment charges on the Consolidated Statement of Operations within our RX segment.

During the three months ended December 31, 2016, we identified impairment indicators in certain definite-lived intangible assets, including trademarks and trade names related to our Herron products that we originally acquired through the acquisition of Aspen. After determining the assets were impaired, we utilized the relief from royalty method to quantify the impairment, resulting in a $30.5 million impairment. We recorded these impairments in Impairment charges on the Consolidated Statement of Operations within our CHCI segment.

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

No material impairment charges were recorded as a result of the annual intangible asset impairment testing during the year ended June 27, 2015.

We recorded an impairment charge of $12.7 million and $3.5 million on certain IPR&D assets during the years ended December 31, 2017 and December 31, 2016, respectively, due to changes in the projected development and regulatory timelines for various projects, we also recorded a decrease in the contingent consideration liability associated with certain IPR&D assets in Other operating income on the Consolidated Statements of Operations (refer to Note 6).

In addition, due to reprioritization of certain brands in the CHCI segment and change in performance expectations for the cough/cold/allergy, anti-parasite, personal care, lifestyle, and natural health brands, we reclassified $364.5 million and $674.4 million of indefinite-lived assets to definite-lived assets with useful lives of 20 years, which we began amortizing during the second and third quarters of 2016, respectively.

The remaining weighted-average useful life for our amortizable intangible assets by asset class at December 31, 2017 was as follows:

Amortizable Intangible Asset Category	Remaining Weighted-Average Useful Life (Years)
Distribution and license agreements, supply agreements	7
Developed product technology, formulations, and product rights	12
Customer relationships and distribution networks	17
Trademarks, trade names, and brands	20
Non-compete agreements	2

We recorded amortization expense of $349.6 million, $356.8 million, $128.6 million, $174.5 million during the years ended December 31, 2017 and December 31, 2016, the six months ended December 31, 2015, and the year ended June 27, 2015, respectively. The amortization expense in the year ended December 31, 2017 remained relatively flat. The increase in amortization expense in the year ended December 31, 2016 was due primarily to the incremental amortization expense incurred on the definite-lived intangible assets acquired from the Omega, Entocort®, and Tretinoin Products acquisitions. In addition, we incurred additional amortization in 2016 due to the previously indefinite-lived Omega brands changing classification to definite-lived during the year. The increase in amortization expense in the six months ended December 31, 2015 was due primarily to definite-lived assets

Perrigo Company plc - Item 8
Note 3

acquired from Omega. The increase in amortization expense in the year ended June 27, 2015 was due primarily to the inclusion of one quarter of amortization expense related to the intangible assets acquired from Omega.

Estimated future amortization expense includes the additional amortization related to recently acquired intangible assets subject to amortization. Our estimated future amortization expense is as follows (in millions):

Year	Amount
2018	$341.0
2019	316.4
2020	280.8
2021	251.8
2022	222.0
Thereafter	1,878.5

NOTE 4 - ACCOUNTS RECEIVABLE FACTORING

We have accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. The total amount factored on a non-recourse basis and excluded from accounts receivable was $27.5 million, $50.7 million, and $64.5 million at December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	December 31, 2017	December 31, 2016	December 31, 2015
Finished goods	$454.3	$431.1	$537.2
Work in process	152.8	165.7	151.6
Raw materials	199.8	198.2	209.9
Total inventories	$806.9	$795.0	$898.7

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

Perrigo Company plc - Item 8
Note 6

The following tables summarize the valuation of our financial instruments carried at fair value by the above pricing categories (in millions):

		Fair Value
	Fair Value Hierarchy	December 31, 2017	December 31, 2016	December 31, 2015
Measured at fair value on a recurring basis:
Assets:
Investment securities	Level 1	$17.0	$38.2	$14.9

Foreign currency forward contracts	Level 2	$6.3	$3.8	$4.8
Funds associated with Israeli severance liability	Level 2	16.3	15.9	17.2
Total level 2 assets		$22.6	$19.7	$22.0

Royalty Pharma contingent milestone payments	Level 3	$134.5	$—	$—
Financial assets	Level 3	—	2,350.0	5,310.0
Total level 3 assets		$134.5	$2,350.0	$5,310.0

Liabilities:
Interest rate swap agreements	Level 2	$—	$—	$0.3
Foreign currency forward contracts	Level 2	3.8	5.0	3.9
Total level 2 liabilities		$3.8	$5.0	$4.2

Contingent consideration	Level 3	$22.0	$69.9	$17.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	Level 3	$—	$1,148.4	$—
Indefinite-lived intangible assets(2)	Level 3	—	0.3	1,031.8
Definite-lived intangible assets(3)	Level 3	11.5	758.0	—
Assets held for sale, net	Level 3	—	18.2	37.5
Total level 3 assets		$11.5	$1,924.9	$1,069.3

(1)	As of December 31, 2016, goodwill with a carrying amount of $2.2 billion was written down to its implied fair value of $1.1 billion.

(2)
As of December 31, 2016, indefinite-lived intangible assets with a carrying amount of $0.7 million were written down to a fair value of $0.3 million. As of December 31, 2015, indefinite-lived intangible assets with a carrying amount of $1.2 billion were written down to a fair value of $1.0 billion.

(3)
As of December 31, 2017, definite-lived intangible assets with a carrying amount of $31.2 million were written down to a fair value of $11.5 million. As of December 31, 2016, definite-lived intangible assets with a carrying amount of $2.3 billion were written down to a fair value of $758.0 million. Included in this balance are indefinite-lived intangible assets with a fair value of $364.5 million and $674.2 million that were reclassified to definite-lived assets at April 3, 2016 and October 2, 2016, respectively.

There were no transfers among Level 1, 2, and 3 during the years ended December 31, 2017, and December 31, 2016, or the six months ended December 31, 2015. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period (refer to Note 7 for information on our investment securities and Note 8 for a discussion of derivatives).

Perrigo Company plc - Item 8
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

Prior to its divestiture on March 27, 2017, we accounted for the Tysabri® royalty stream as a financial asset and elected to use the fair value option model. We made the election to account for the Tysabri® financial asset using the fair value option as we believed this method was most appropriate for an asset that did not have a par value, a stated interest stream, or a termination date. The financial asset acquired represented a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected probability weighted future cash flows to be generated by the royalty stream. The financial asset was classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including industry analyst estimates for global Tysabri® sales, probability weighted as to the timing and amount of future cash flows along with certain discount rate assumptions. Cash flow forecasts included the estimated effect and timing of future competition, considering patents in effect for Tysabri® through 2024 and contractual rights to receive cash flows into perpetuity. The discounted cash flows were based upon the expected royalty stream forecasted into perpetuity using a 20-year discrete period with a declining rate terminal value. The pre-tax discount rate utilized was 7.72% and 7.83% at December 31, 2015, and June 27, 2015, respectively.

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

Perrigo Company plc - Item 8
Note 6

Given the new market information for Ocrevus®, we used industry analyst estimates to reduce our first ten year growth forecasts from an average growth of approximately 3.4% in the fourth calendar quarter of 2015 to an average decline of approximately minus 2.0% in the third and fourth calendar quarters of 2016. In November 2016, we announced we were evaluating strategic alternatives for the Tysabri® financial asset. As of December 31, 2016, the financial asset was adjusted based on the strategic review and sale process. These effects, combined with the change in discount rate each quarter, led to a reduction in fair value of $204.4 million, $910.8 million, $377.4 million and $1.1 billion in the first, second, third and fourth quarters of 2016, respectively.

At December 31, 2015, and June 27, 2015, we performed an evaluation to assess the discount rate and general market conditions potentially affecting the fair value of our Tysabri® financial asset. As of December 31, 2015, had this discount rate increased or decreased by 0.5%, the fair value of the asset would have increased by $270.0 million or decreased by $260.0 million, respectively. As of June 27, 2015, had this discount rate increased or decreased by 0.5%, the fair value of the asset would have decreased by $260.0 million or increased by $290.0 million, respectively. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Quarterly, we assess the expected future cash flows and to the extent such payments are greater or less than initial estimates, or the timing of such payments is materially different than the original estimates, we will adjust the estimated fair value of the asset. As of December 31, 2015, if the expected royalty cash flows used in the estimation process had increased or decreased by 5.0%, the fair value of the asset would have increased by $270.0 million or decreased by $280.0 million, respectively. As of June 27, 2015, if the expected royalty cash flows used in the estimation process had increased or decreased by 5.0%, the fair value of the asset would have increased by $280.0 million or decreased by $280.0 million, respectively. In November 2016, we announced we were evaluating strategic alternatives for the Tysabri® financial asset. As of December 31, 2016, the financial asset was adjusted based on this strategic review and sale process.

On March 27, 2017, we announced the completed divestment of our Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended April 1, 2017. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $134.5 million as of December 31, 2017. We chose the fair value option as we believe it will help investors understand the potential future cash flows we may receive associated with the two contingent milestones.

The following table summarizes the change in our Consolidated Balance Sheet for the Tysabri® Financial Asset, which includes our fair value adjustment that is a Level 3 measurement under ASC 820 and is included in our Consolidated Statement of Operations for the years ended December 31, 2017 and December 31, 2016, six months ended December 31, 2015, and year ended June 27, 2015 (in millions):

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Tysabri® financial asset
Beginning balance	$2,350.0	$5,310.0	$5,420.0	$5,680.0
Royalties earned	—	(351.8)	(167.3)	(338.5)
Change in fair value	—	(2,608.2)	57.3	78.5
Divestitures	(2,350.0)	—	—	—
Ending balance	$—	$2,350.0	$5,310.0	$5,420.0

Perrigo Company plc - Item 8
Note 6

Royalty Pharma Contingent Milestone Payments

We valued the contingent milestone payments using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma over time until payment of the contingent milestone payments is completed. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. In the valuation of contingent milestone payments performed, we assumed volatility of 30.0% and a rate of return of 8.07% as of December 31, 2017. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. During the year ended December 31, 2017, the fair value of the Royalty Pharma contingent milestone payments decreased $42.0 million, as a result of the decrease in the estimated projected Tysabri® revenues due to the launch of Ocrevus® late in the first quarter of 2017.

In addition, payment of the contingent milestone payments is dependent on global net sales of Tysabri®. Of the $134.5 million of estimated fair valued contingent milestone payments as of December 31, 2017, $79.7 million and $54.8 million relates to the 2018 and 2020 contingent milestone payments, respectively. If Tysabri® global net sales do not meet the prescribed threshold in 2018, we will write off the $79.7 million asset as an expense to Change in financial assets on the Consolidated Statement of Operations. If the prescribed threshold is exceeded, we will write up the asset to $250 million and recognize income of $170.3 million in Change in financial assets on the Consolidated Statement of Operations. If Tysabri® global net sales do not meet the prescribed threshold in 2020, we will write off the $54.8 million asset as an expense to Change in financial assets on the Consolidated Statement of Operations. If the prescribed threshold is exceeded, we will write up the asset to $400.0 million and recognize income of $345.2 million in Change in financial assets on the Consolidated Statement of Operations.

Global Tysabri® net sales need to exceed $1.9 billion and $2.0 billion in 2018 and 2020, respectively in order for Royalty Pharma to receive the level of royalties needed to trigger the milestone payments owed to us.

See Note 1 for amounts recorded in our accounts receivable related to our Tysabri® financial asset.

The table below presents a reconciliation for the Royalty Pharma contingent milestone payments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Change in fair value in the table was recorded in Change in financial assets on the Consolidated Statements of Operations.

Year Ended
December 31, 2017
Royalty Pharma Contingent Milestone Payments
Beginning balance	$—
Additions	184.5
Payments	(8.0)
Change in fair value	(42.0)
Ending balance	$134.5

Interest Rate Swaps

The fair values of interest rate swaps are determined using a market approach, which utilizes values for comparable swap instruments.

Perrigo Company plc - Item 8
Note 6

Guarantee Liability Related to The Israel API Sale

On November 21, 2017, we completed the sale of our Israel API business to SK Capital (refer to Item 8. Note 2). As a result of the sale, we recognized a guarantee liability, which was classified as a level 3 liability. Per the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business, will be assessed by and liable to the Israel Tax Authority ("ITA") for any audit findings. As of November 21, 2017, we are no longer the primary obligor on the liabilities transferred to SK Capital, however, we have provided a guarantee on certain obligations that were recorded at a fair value of $13.8 million, with a maximum possible payout of $34.9 million.

Contingent Consideration

Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product. We reduced a contingent consideration liability associated with certain IPR&D assets (refer to Note 3) and recorded a corresponding gain of $17.4 million during the year ended December 31, 2017. The liability decrease relates to a reduction of the probability of achievement assumptions and anticipated cash flows (refer to Note 2). In addition, we sold a certain IPR&D asset and the corresponding contingent consideration of $12.5 million was reduced. Purchases or additions for the year ended December 31, 2016 included contingent consideration associated with five transactions.
The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Net realized losses in the table were recorded in Other expense (Income), net on the Consolidated Statements of Operations.

	Year Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Contingent Consideration
Beginning balance	$69.9	$17.9	$—
Net realized losses	(19.5)	(2.1)	—
Purchases or additions	—	56.7	17.9
Divestiture	(12.5)	—	—
Currency translation adjustments	1.5	0.1	—
Settlements	(17.4)	(2.7)	—
Ending balance	$22.0	$69.9	$17.9

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Goodwill and Indefinite-Lived Intangible Assets

We have six reporting units for which we assess the goodwill in each reporting unit for impairment. We conduct our goodwill and indefinite-lived intangible asset impairment test on the first day of the fourth quarter, unless indications of impairment exists during an interim period. We utilize a comparable company market approach, weighted equally with a discounted cash flow analysis, to determine the fair value of the reporting units. We utilize either a relief from royalty method or a multi-period excess earnings method to value our indefinite-lived intangible assets. We use a consistent set of projected financial information for the goodwill and indefinite-lived asset impairment tests. The discounted cash flow analysis that we prepared for goodwill impairment testing purposes for the year ended December 31, 2017 included long-term growth rates ranging from of 2.0% to 3.0%. We

Perrigo Company plc - Item 8
Note 6

also utilized discount rates ranging from 7.5% to 13.5%, which were deemed to be commensurate with the required investment return and risk involved in realizing the projected free cash flows of each reporting unit. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows of each reporting unit, and applied the tax rates that were applicable to the jurisdictions represented within each reporting unit. We recorded Impairment charges on the Consolidated Statements of Operations related to Goodwill and indefinite lived intangible assets of $1.1 billion and $849.5 million, for the year ended December 31, 2016, respectively. We recorded Impairment charges on the Consolidated Statements of Operations related to indefinite-lived intangible assets of $185.1 million for the six months ended December 31, 2015. As of December 31, 2017, the remaining goodwill and indefinite-lived asset balances were $4.2 billion and $90.3 million, respectively (refer to Note 3).

Definite-Lived Intangible Assets

When assessing our definite-lived assets for impairment, we utilize either a multi-period excess earnings method or a relief from royalty method to determine the fair value of the asset and use the forecasts that are consistent with those used in the reporting unit analysis. We conduct our definite-lived intangible asset impairment test quarterly when indications of impairment exists. Below is a summary of the various metrics used in our valuations:

Year Ended
December 31, 2017
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

We recorded Impairment charges on the Consolidated Statements of Operations related to definite-lived intangible assets of $665.6 million during the year ended December 31, 2016. These impairments were primarily recorded in our BCH and RX goodwill reporting units (refer to Note 3 for a additional detail on impaired definite-lived intangible assets).

Perrigo Company plc - Item 8
Note 6

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of public bonds, a private placement note and retail bonds as follows (in millions):

		Year Ended
	Fair Value Hierarchy	December 31, 2017	December 31, 2016	December 31, 2015

Public bonds	Level 1
Carrying value		$2.6	$4.6	$3.9
Fair value		$2.7	$4.6	$3.8

Retail bonds and private placement note	Level 2
Carrying value (excluding premium)		$306.0	$773.1	$798.3
Fair value		$342.1	$825.0	$859.8
Premium		$21.4	$49.8	$82.5
The fair values of our public bonds for all periods were based on quoted market prices. The fair values of our retail bonds and private placement note for all periods were based on interest rates offered for borrowings of a similar nature and remaining maturities.

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

NOTE 7 - INVESTMENTS

Available for Sale Securities

Our available for sale securities are reported in Prepaid expenses and other current assets. Unrealized investment gains (losses) on available for sale securities were as follows (in millions):

	Year Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Equity securities, at cost less impairments	$15.5	$16.5	$6.4
Gross unrealized gains	1.5	21.7	9.3
Gross unrealized losses	—	—	(0.8)
Estimated fair value of equity securities	$17.0	$38.2	$14.9

The factors affecting the assessment of impairments include both general financial market conditions and factors specific to a particular company. We recorded impairment charges of $1.8 million and $10.7 million during the year ended December 31, 2016, and the six months ended December 31, 2015, respectively, related to other-than-temporary impairments of marketable equity securities due to prolonged losses incurred on each of the investments.

We have evaluated the near-term prospects of the equity securities in relation to the severity and duration of any impairments, and based on that evaluation, we have the ability and intent to hold these investments until a recovery of fair value.

We sold a number of our investment securities and recorded gains of $1.6 million and $1.0 million during the years ended December 31, 2017 and December 31, 2016, respectively. The gains were reclassified out of AOCI and into earnings.

Perrigo Company plc - Item 8
Note 7

Cost Method Investments

Our cost method investments totaled $6.3 million, $6.9 million, and $6.9 million at December 31, 2017, December 31, 2016, and December 31, 2015, respectively, and were included in Other non-current assets. During the year ended December 31, 2017, due to significant and prolonged losses incurred by one of our cost method investments, we recorded a $1.0 million impairment charge in Other (income) expense, net on the Consolidated Statements of Operations.

Equity Method Investments

Our equity method investments totaled $4.9 million, $4.6 million, and $45.5 million at December 31, 2017, December 31, 2016, and December 31, 2015, respectively, and were included in Other non-current assets. We recorded net gains of $0.3 million, and net losses of $4.1 million, $5.4 million, and $11.6 million during the years ended December 31, 2017 and December 31, 2016, the six months ended December 31, 2015, and the year ended June 27, 2015, respectively, for our proportionate share of the equity method investment earnings or losses. The gains and losses were recorded in Other (income) expense, net on the Consolidated Statements of Operations.

During the year ended December 31, 2016, one of our equity method investments became publicly traded. As a result, we transferred the $15.5 million investment to available for sale and recorded an $8.7 million unrealized gain, net of tax in Other Comprehensive Income ("OCI"). In addition, due to significant and prolonged losses incurred on one of our equity method investments, we recorded a $22.3 million impairment charge in Other (income) expense, net on the Consolidated Statements of Operations.

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

    All of our designated derivatives were classified as cash flow hedges as of December 31, 2017, December 31, 2016, and December 31, 2015. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings. All of our designated derivatives are assessed for hedge effectiveness quarterly.

We also have economic non-designated derivatives that do not meet hedge accounting criteria. These derivative instruments are adjusted to current market value at the end of each period through earnings. Gains or losses on these instruments are offset substantially by the remeasurement adjustment on the hedged item.

Perrigo Company plc - Item 8
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

During the year ended June 27, 2015, we repaid a $300.0 million term loan with floating interest rates priced off the LIBOR yield curve (refer to Note 10). As a result of the term loan repayment on June 24, 2015, the forward interest rate swap agreements with notional amounts totaling $240.0 million that were in place to hedge the change in the LIBOR rate were terminated as well. We recorded a loss of $3.6 million in Other expense, net, during the year ended June 27, 2015 for the amount remaining in AOCI when the hedges were terminated.

In connection with the Omega acquisition, we assumed a $20.0 million private placement note. We also assumed an interest rate swap agreement with a notional amount totaling $20.0 million that was in place to hedge the cross currency exchange differences between the U.S. dollar and the euro on the above-mentioned debt. On May 29, 2015, we repaid the loan and the interest rate swap. We also assumed €500.0 million ($544.5 million) of debt under Omega's revolving credit facility, as well as an interest rate swap agreement with a notional amount of €135.0 million ($147.0 million) that was in place to hedge the change in the floating rate on that credit facility. On April 8, 2015, we repaid the loan and terminated the interest rate swap. Because both interest rate swaps mentioned above were recorded at fair market value on the date of termination, no gain or loss was recorded. For more information on the acquired debt and termination (refer to Note 10).

During the year ended June 27, 2015, we entered into forward interest rate swaps and treasury locks (together "Rate Locks") to hedge against changes in the interest rates between the date the Rate Locks were entered into and the date of the issuance of our 2014 Bonds (refer to Note 10). These Rate Locks were designated as cash flow hedges of expected future debt issuances with a notional amount totaling $750.0 million. The Rate Locks were settled upon the issuance of an aggregate $1.6 billion principal amount of our 2014 Bonds on December 2, 2014 for a cumulative after-tax loss of $5.8 million in OCI after recording $1.1 million of ineffectiveness to Other expense, net, during the year ended June 27, 2015.

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables, and expected future royalties denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 18 months. The total notional amount for these contracts was $592.3 million, $533.5 million, and $755.5 million, as of December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

In June 2015, in order to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated GSK Products acquisition (refer to Note 2), we entered into a non-designated

Perrigo Company plc - Item 8
Note 8

option contract to protect against a strengthening of the euro relative to the U.S. dollar. We recorded losses of $1.9 million for the change in fair value of the option contract during the year ended June 27, 2015 in Other expense, net. Because these derivatives were economically hedging future acquisitions, the cash outflows associated with their settlement are shown as investing activity on the Consolidated Statements of Cash Flows.

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

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

		Asset Derivatives
		Fair Value
	Balance Sheet Location	December 31, 2017	December 31, 2016	December 31, 2015
Designated derivatives:
Foreign currency forward contracts	Other current assets	$4.1	$3.1	$3.8
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$2.2	$0.7	$1.0

		Liability Derivatives
		Fair Value
	Balance Sheet Location	December 31, 2017	December 31, 2016	December 31, 2015
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.4	$3.0	$2.0
Interest rate swap agreements	Other non-current liabilities	—	—	0.3
Total designated derivatives		$1.4	$3.0	$2.3
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.4	$2.0	$1.9

The gains (losses) recorded in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Year Ended		Six Months Ended	Year Ended
Designated Cash Flow Hedges	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Treasury locks	$—	$—	$—	$(2.7)
Interest rate swap agreements	—	(9.0)	(0.3)	(10.1)
Foreign currency forward contracts	9.4	2.1	1.7	(7.7)
	$9.4	$(6.9)	$1.4	$(20.5)

Perrigo Company plc - Item 8
Note 8

The gains (losses) reclassified from AOCI into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)
		Year Ended		Six Months Ended	Year Ended
Designated Cash Flow Hedges	Income Statement Location	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Treasury locks	Interest expense, net	$(0.1)	$(0.1)	$—	$(0.1)
Interest rate swap agreements	Interest expense, net	(2.1)	(2.3)	(0.8)	(16.4)
	Other expense (Income), net	(6.0)	—	—	—
Foreign currency forward contracts	Net sales	1.5	1.3	(1.8)	1.9
	Cost of sales	5.6	3.0	0.8	(4.2)
	Interest expense, net	(2.6)	(1.6)	(0.4)	—
	Other expense (Income), net	(1.5)	0.4	1.1	(4.4)
		$(5.2)	$0.7	$(1.1)	$(23.2)

The net of tax amount expected to be reclassified out of AOCI into earnings during the next 12 months is a $5.5 million gain.

The gains (losses) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized against Earnings (Ineffective Portion)
		Year Ended		Six Months Ended	Year Ended
Designated Cash Flow Hedges	Income Statement Location	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Treasury locks	Other expense (Income), net	$—	$—	$—	$(0.4)
Interest rate swap agreements	Other expense (Income), net	—	(0.1)	—	(0.7)
Foreign currency forward contracts	Net sales	0.2	(0.1)	(0.1)	(0.1)
	Cost of sales	0.1	(0.1)	0.2	0.2
	Other expense, net	1.0	$0.6	—	—
Total		$1.3	$0.3	$0.1	$(1.0)

The effects of our non-designated derivatives on the Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized in Income
		Year Ended		Six Months Ended	Year Ended
Non-Designated Derivatives	Income Statement Location	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Foreign currency forward contracts	Other expense (Income), net	$12.6	$(2.4)	$(8.0)	$(295.4)
	Interest expense, net	(5.3)	(2.2)	(0.7)	(3.4)
Foreign exchange option contracts	Other expense (Income), net	—	—	—	(26.4)
Total		$7.3	$(4.6)	$(8.7)	$(325.2)

NOTE 9 - ASSETS HELD FOR SALE

Our India API business was classified as held-for-sale beginning as of December 31, 2015. We recorded impairment charges totaling $6.3 million and $29.0 million during the years ended December 31, 2016 and December 31, 2015, respectively, after determining the carrying value of the India API business exceeded its fair

Perrigo Company plc - Item 8
Note 9

value less the cost to sell. On April 6, 2017, we completed the sale of our India API business (refer to Note 2). The India API business was reported in our Other segment.

During the three months ended October 1, 2016, management committed to a plan to sell certain fixed assets associated with our animal health pet treats plant. Such assets were classified as held-for-sale beginning at October 1, 2016. On February 1, 2017, we completed the sale of our animal health pet treats plant fixed assets (refer to Note 2). We determined that the carrying value of the fixed assets associated with our animal health pet treats plant exceeded the fair value less the cost to sell. We recorded impairment charges totaling $3.7 million during the year ended December 31, 2016. The assets associated with our animal health pet treats plant were reported in our CHCA segment.

The assets held-for-sale were reported within Prepaid expenses and other current assets and liabilities held-for-sale were reported in Accrued liabilities. The amounts consisted of the following (in millions):

	December 31, 2016
	CHCA	Other
Assets held for sale
Current assets	$—	$5.1
Goodwill	—	5.5
Property, plant and equipment	13.5	33.2
Other assets	—	3.8
Less: impairment reserves	(3.7)	(35.3)
Total assets held for sale	$9.8	$12.3
Liabilities held for sale
Current liabilities	$0.1	$1.9
Other liabilities	—	1.9
Total liabilities held for sale	$0.1	$3.8

Perrigo Company plc - Item 8
Note 10

NOTE 10 - INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

				December 31, 2017	December 31, 2016	December 31, 2015
Revolving credit agreements
	2015 Revolver			$—	$—	$380.0
	2014 Revolver			—	—	300.0
	Total revolving credit agreements			—	—	680.0
Term loans
*	2014 term loan due December 5, 2019			420.0	420.7	488.8
Notes and bonds
	Coupon	Due
	1.300%	November 8, 2016	(2)	—	—	500.0
*	4.500%	May 23, 2017	(3)	—	189.3	195.5
*	5.125%	December 12, 2017	(3)	—	315.6	325.8
	2.300%	November 8, 2018	(2)	—	600.0	600.0
*	5.000%	May 23, 2019	(3)	144.0	126.2	130.3
	3.500%	March 15, 2021	(4)	280.4	500.0	—
	3.500%	December 15, 2021	(1)	309.6	500.0	500.0
*	5.105%	July 19, 2023	(3)	162.0	142.0	146.7
	4.000%	November 15, 2023	(2)	215.6	800.0	800.0
	3.900%	December 15, 2024	(1)	700.0	700.0	700.0
	4.375%	March 15, 2026	(4)	700.0	700.0	—
	5.300%	November 15, 2043	(2)	90.5	400.0	400.0
	4.900%	December 15, 2044	(1)	303.9	400.0	400.0
	Total notes and bonds			2,906.0	5,373.1	4,698.3
Other financing				11.7	3.6	128.2
Unamortized premium (discount), net				21.4	33.0	73.4
Deferred financing fees				(17.9)	(33.1)	(36.6)
Total borrowings outstanding				3,341.2	5,797.3	6,032.1
	Current indebtedness			(70.4)	(572.8)	(1,060.5)
Total long-term debt less current portion				$3,270.8	$5,224.5	$4,971.6

(1)	Discussed below collectively as the "2014 Notes."

(2)	Discussed below collectively as the "2013 Notes."

(3)	Debt assumed from Omega.

(4)	Discussed below collectively as the "2016 Notes."

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We entered into amendments on March 16, 2017 related to the 2014 Revolver and the 2014 Term Loan, providing for additional time to deliver certain financial statements, as well as the modification of certain financial and other covenants. We also entered into additional amendments to the 2014 Revolver and the 2014 Term Loan on April 25, 2017 to modify provisions of such agreements necessary as a result of the correction in accounting related to the Tysabri® financial asset, as well as waivers of any default or event of default that may arise from any restatement of or deficiencies in our financial statements for the periods specified in such amendments and waivers. No default or event of default existed prior to entering into these amendments and waivers. We are in compliance with all covenants under our debt agreements as of December 31, 2017.

Perrigo Company plc - Item 8
Note 10

Revolving Credit Agreements

On December 9, 2015, our 100% owned finance subsidiary, Perrigo Finance Unlimited Company ("Perrigo Finance"), entered into a $750.0 million revolving credit agreement (the "2015 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below under "2016 Notes" to repay the $750.0 million then outstanding under the 2015 Revolver and terminated the facility.

On March 30, 2015, we assumed a revolving credit facility with €500.0 million ($544.5 million) outstanding from Omega. On April 8, 2015, we repaid the €500.0 million ($539.1 million) outstanding under the assumed revolving credit facility and terminated the facility.

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 15, 2016, we used the proceeds of the long-term debt issuance described below under "2016 Notes" to repay the $435.0 million then outstanding under the 2014 Revolver. There were no borrowings outstanding under the 2014 Revolver as of December 31, 2017 or December 31, 2016.

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, with the ability to draw an additional €300.0 million ($368.6 million) tranche, maturing December 5, 2019; we also entered into a $300.0 million term loan tranche maturing December 18, 2015, which we repaid in full on June 25, 2015.

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

Notes and Bonds Assumed from Omega

In connection with the Omega acquisition, on March 30, 2015, we assumed:

Perrigo Company plc - Item 8
Note 10

•	$20.0 million in aggregate principal amount of 6.190% senior notes due 2016, which was repaid on May 29, 2015 in full;

•	€135.0 million ($147.0 million) in aggregate principal amount of 5.105% senior notes due 2023 (the "2023 Notes");

•	€300.0 million ($326.7 million) in aggregate principal amount of 5.125% retail bonds due 2017;
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

Perrigo Company plc - Item 8
Note 10

Other Financing

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". The balance outstanding under the facilities was $6.9 million and $82.9 million at December 31, 2017 and December 31, 2015 respectively, and there were no balances outstanding under the facilities at December 31, 2016.

On March 30, 2015, we assumed and repaid certain overdraft facilities totaling €51.4 million ($56.0 million) with the Omega acquisition.

Debt Repayments and Related Extinguishment During the Year Ended December 31, 2017

During the year ended December 31, 2017, we reduced our outstanding debt through a variety of transactions (in millions):

Date	Series	Transaction Type	Principal Retired
April 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	$13.3
May 8, 2017	$600.0 2.300% senior notes due 2018	Early redemption	600.0
May 23, 2017	€180.0 4.500% retail bonds due 2017	Scheduled maturity	201.3
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	190.4
June 15, 2017	$500.0 3.500% senior notes due 2021	Tender offer	219.6
June 15, 2017	$800.0 4.000% senior notes due 2023	Tender offer	584.4
June 15, 2017	$400.0 5.300% senior notes due 2043	Tender offer	309.5
June 15, 2017	$400.0 4.900% senior notes due 2044	Tender offer	96.1
July 1, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	14.3
September 30, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	14.8
December 12, 2017	€300.0 5.125% senior notes due 2017	Scheduled maturity	352.3
December 31, 2017	2014 term loan due December 5, 2019	Scheduled quarterly payment	15.0
			$2,611.0

As a result of the early redemption and tender offer transactions, we recorded a loss of $135.2 million during the three months ended July 1, 2017 in Loss on extinguishment of debt (in millions):

Premium on debt repayment	$116.1
Transaction costs	3.8
Write-off of deferred financing fees	10.6
Write-off of remaining discount on bond	4.7
Total loss on extinguishment of debt	$135.2

Perrigo Company plc - Item 8
Note 10

Future Maturities

The annual future maturities of our short-term and long-term debt, including capitalized leases, are as follows (in millions):

Payment Due	Amount
2018	$70.4
2019	504.7
2020	0.7
2021	590.0
2022	—
Thereafter	2,171.9

NOTE 11 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted EPS calculation is as follows (in millions):

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Numerator:
Net income (loss)	$119.6	$(4,012.8)	$42.5	$136.1

Denominator:
Weighted average shares outstanding for basic EPS	142.3	143.3	145.6	139.3
Dilutive effect of share-based awards*	0.3	—	0.5	0.5
Weighted average shares outstanding for diluted EPS	142.6	143.3	146.1	139.8

Anti-dilutive share-based awards excluded from computation of diluted EPS*	0.8	—	0.1	0.1

* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Our common stock consists of ordinary shares of Perrigo Company plc, a public limited company incorporated under the laws of Ireland.

We trade our ordinary shares on the New York Stock Exchange under the symbol PRGO. Our ordinary shares are also traded on the Tel Aviv Stock Exchange.

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Dividends paid (in millions)	$91.1	$83.2	$36.3	$64.8
Dividends paid (per share)	$0.64	$0.58	$0.25	$0.46

Perrigo Company plc - Item 8
Note 11

The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Share Repurchases

In October 2015, the Board of Directors approved a share repurchase plan of up to $2.0 billion (the "2015 Authorization"). We did not repurchase any shares under the share repurchase plan during the three months ended December 31, 2017. During the year ended December 31, 2017, we repurchased 2.7 million ordinary shares at an average repurchase price of $71.72 per share, for a total of $191.5 million. We did not repurchase any shares under the share repurchase plan during the year ended December 31, 2016. During the six months ended December 31, 2015, we repurchased 3.3 million ordinary shares at an average repurchase price of $151.59 per share, for a total of $500.0 million.

NOTE 12 - SHARE-BASED COMPENSATION PLANS

All share-based compensation for employees and directors is granted under the 2013 Long-Term Incentive Plan, as amended (the "Plan"). The Plan has been approved by our shareholders and provides for the granting of awards to our employees and directors. As of December 31, 2017, there were 3.8 million shares available to be granted. The purpose of the Plan is to attract and retain individuals of exceptional talent and encourage these individuals to acquire a vested interest in our success and prosperity. The awards that may be granted under this program include non-qualified stock options, restricted shares, restricted share units, and RTSR units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan. RTSR performance share units are subject to a market condition. Awards granted under the Plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule.

Share-based compensation expense was as follows (in millions):

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
$43.8	$23.0	$22.8	$31.6

As of December 31, 2017, unrecognized share-based compensation expense was $51.2 million, and the weighted-average period over which the expense is expected to be recognized was approximately 2.0 years. Proceeds from the exercise of stock options are credited to ordinary shares.

Perrigo Company plc - Item 8
Note 12

Stock Options

A summary of activity related to stock options is presented below (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	783	$99.93
Granted	344	$126.67
Exercised	(122)	$67.68
Forfeited or expired	(256)	$126.54
Options outstanding at December 31, 2016	749	$108.40	6.6	$5.5
Granted	439	$70.34
Exercised	(31)	$24.75
Forfeited or expired	(85)	$118.47
Options outstanding December 31, 2017	1,072	$94.90	6.9	$10.9
Options exercisable	519	$107.14	5.0	$3.8
Options expected to vest	533	$83.63	8.7	$6.8

The aggregate intrinsic value for options exercised was as follows (in millions):

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
$1.7	$5.2	$6.7	$20.7

The weighted-average fair values per share at the grant date for options granted were $19.50, $33.53, and $39.96 for the years ended December 31, 2017, December 31, 2016, and June 27, 2015, respectively. There were no options granted during the six months ended December 31, 2015. The fair values were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31, 2017	December 31, 2016	June 27, 2015
Dividend yield	0.9%	0.5%	0.3%
Volatility, as a percent	30.0%	27.6%	27.1%
Risk-free interest rate	1.8%	1.3%	1.7%
Expected life in years	5.41	5.5	5.3

The valuation model utilizes historical volatility. The risk-free interest rate is based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years is estimated based on past exercise behavior of employees.

Non-Vested Restricted Shares

There were no restricted shares granted, vested or outstanding for the years ended December 31, 2017 or December 31, 2016, the six months ended December 31, 2015, or the year ended June 27, 2015. The total fair value of restricted shares that vested was $0.9 million for the year ended June 27, 2015.

Perrigo Company plc - Item 8
Note 12

Non-Vested Service-Based Restricted Share Units

A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested service-based share units outstanding at December 31, 2015	382	$154.07
Granted	298	$113.26
Vested	(92)	$137.15
Forfeited	(120)	$151.64
Non-vested service-based share units outstanding at December 31, 2016	468	$137.53	1.7	$39.0
Granted	298	$70.55
Vested	(112)	$128.86
Forfeited	(55)	$120.97
Non-vested service-based share units outstanding at December 31, 2017	599	$107.26	1.5	$52.2

The weighted-average fair value per share at the date of grant for service-based restricted share units granted was as follows (in millions):

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
$70.55	$113.26	$165.64	$153.99

The total fair value of service-based restricted share units that vested was as follows (in millions):

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
$14.5	$12.6	$11.7	$9.1

Perrigo Company plc - Item 8
Note 12

Non-Vested Performance-Based Restricted Share Units

A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Number of Non-vested Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years*	Aggregate Intrinsic Value
Non-vested performance-based share units outstanding at December 31, 2015	223	$146.31
Granted	159	$126.37
Vested	(81)	$128.74
Forfeited	(124)	$143.64
Non-vested performance-based share units outstanding at December 31, 2016	177	$138.29	1.7	$14.8
Granted	191	$70.34
Vested	(27)	$142.18
Forfeited	(38)	$130.34
Non-vested performance-based share units outstanding at December 31, 2017	303	$93.65	2.0	$26.5

The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The weighted-average fair value per share at the date of grant for performance-based restricted share units granted was as follows:

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
$70.34	$126.37	$184.49	$150.14

The total fair value of performance-based restricted share units that vested was as follows (in millions):

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
$3.8	$10.4	$6.4	$5.1

Non-vested Relative Total Shareholder Return Performance Share Units

The fair value of the RTSR performance share units is determined using the Monte Carlo pricing model as the number of shares to be awarded is subject to a market condition. The valuation model considers a range of possible outcomes, and compensation cost is recognized regardless of whether the market condition is actually satisfied.
The assumptions used in estimating the fair value of the RTSR performance share units granted during each year were as follows:

Perrigo Company plc - Item 8
Note 12

Year Ended
December 31, 2017
Dividend yield	0.9%
Volatility, as a percent	36.1%
Risk-free interest rate	1.4%
Expected life in years	2.57

A summary of activity related to non-vested RTSR performance share units is presented below (units in thousands):

	Number of Non-vested RTSR Performance Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years*	Aggregate Intrinsic Value
Non-vested RTSR performance share units outstanding at December 31, 2016	—	$—	0	$—
Granted	39	$64.82
Non-vested RTSR performance share units outstanding at December 31, 2017	39	$64.82	2.0	$3.4

* Midpoint used in calculation.

The weighted-average fair value per share at the date of grant for RTSR performance share units granted was $64.82.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in our AOCI balances, net of tax, were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at June 27, 2015	$(16.3)	$130.9	$(2.9)	$(8.2)	$103.5
OCI before reclassifications	1.1	(135.5)	(1.4)	6.7	(129.1)
Amounts reclassified from AOCI	1.0	—	10.7	(1.4)	10.3
Other comprehensive income (loss)	2.1	(135.5)	9.3	5.3	(118.8)
Balance at December 31, 2015	(14.2)	(4.6)	6.4	(2.9)	(15.3)
OCI before reclassifications	(5.4)	(63.3)	7.4	(3.2)	(64.5)
Amounts reclassified from AOCI	0.1	—	1.3	(3.4)	(2.0)
Other comprehensive income (loss)	(5.3)	(63.3)	8.7	(6.6)	(66.5)
Balance at December 31, 2016	(19.5)	(67.9)	15.1	(9.5)	(81.8)
OCI before reclassifications	7.1	328.5	(12.5)	15.0	338.1
Amounts reclassified from AOCI	2.6	—	(1.6)	(4.2)	(3.2)
Other comprehensive income (loss)	9.7	328.5	(14.1)	10.8	334.9
Balance at December 31, 2017	$(9.8)	$260.6	$1.0	$1.3	$253.1

NOTE 14 - INCOME TAXES

Pre-tax income (loss) and the (benefit) provision for income taxes from continuing operations are summarized as follows (in millions):

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Pre-tax income (loss):
Ireland	$(454.0)	$(3,624.1)	$(310.2)	$(792.8)
Other	734.1	(1,224.2)	319.1	1,053.1
Total pre-tax income (loss)	280.1	(4,848.3)	8.9	260.3
(Benefit) provision for income taxes:
Current:
Ireland	(8.1)	0.3	1.6	(2.2)
United States - federal	96.4	93.0	58.9	77.2
United States - state	4.0	0.7	3.0	6.8
Other foreign	46.1	26.7	53.0	67.4
Subtotal	138.4	120.7	116.5	149.2
Deferred (credit):
Ireland	13.1	(549.4)	(23.1)	11.1
United States - federal	6.8	(7.6)	(34.4)	(19.9)
United States - state	1.0	(5.1)	(3.3)	(0.8)
Other foreign	1.2	(394.1)	(89.3)	(15.4)
Subtotal	22.1	(956.2)	(150.1)	(25.0)
Total (benefit) provision for income taxes	$160.5	$(835.5)	$(33.6)	$124.2

Perrigo Company plc - Item 8
Note 14

A reconciliation of the provision based on the Federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015

Provision at statutory rate	12.5%	12.5%	12.5%	12.5%
Ireland tax on non-trading differences	(47.7)	(0.4)	(207.4)	(9.9)
Expenses not deductible for tax purposes/deductions not expensed for book, net	63.4	(0.7)	394.0	14.7
Goodwill impairment not deductible for tax purposes	—	(2.8)	—	—
U.S. Operations:
State income taxes, net of federal benefit	(1.4)	0.1	38.4	(1.0)
Research and development credit	(0.6)	—	(13.2)	(0.7)
Other	(5.8)	0.4	112.3	4.8
Tax Law Change - US	5.4	—	—	—
Tax Law Change - Belgium	(3.2)	—	—	—
Other foreign differences (earnings taxed at other than applicable statutory rate)	(22.7)	3.3	(647.2)	(16.1)
Intangible impairment differences	(3.0)	4.8	(397.6)	—
Worldwide operations:
Valuation allowance changes	17.8	0.8	249.3	25.7
Change in unrecognized taxes	25.3	(0.8)	82.7	17.7
Withholding taxes	17.3	—	—	—
Effective income tax rate	57.3%	17.2%	(376.2)%	47.7%

We have provided for income taxes for certain earnings of certain foreign subsidiaries that have not been deemed to be permanently reinvested. No further provision has been made for income taxes on remaining undistributed earnings of foreign subsidiaries of approximately $6.3 billion at December 31, 2017, since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. Due to the complexity of the legal entity structure and the complexity of the tax laws in various jurisdictions, we believe it is not practicable to estimate, within any reasonable range, the additional income taxes that may be payable on the remittance of such undistributed earnings.

Perrigo Company plc - Item 8
Note 14

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Deferred income tax asset (liability):
Depreciation and amortization	$(457.8)	$(765.2)	$(1,550.6)
Inventory basis differences	21.3	27.4	22.8
Accrued liabilities	87.9	68.5	50.8
Allowance for doubtful accounts	1.5	1.7	1.3
Research and development	58.9	61.7	63.7
Loss and credit carryforwards	292.5	292.4	244.2
Share-based compensation	16.2	18.1	20.6
Foreign tax credit	—	10.6	10.6
Federal benefit of unrecognized tax positions	17.0	24.3	22.8
Interest carryforwards	30.5	435.3	334.6
Other, net	28.2	3.0	14.7
Subtotal	$96.2	$177.8	$(764.5)
Valuation allowance	(407.7)	(495.6)	(536.8)
Net deferred income tax asset (liability):	$(311.5)	$(317.8)	$(1,301.3)

The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	December 31, 2017	December 31, 2016	December 31, 2015
Assets	$10.4	$72.1	$71.4
Liabilities	(321.9)	(389.9)	(1,372.7)
Net deferred income tax (liability) asset	$(311.5)	$(317.8)	$(1,301.3)

At December 31, 2017, we had gross carryforwards as follows:

	December 31, 2017
	Gross Carryforwards(1)	Gross Valuation Allowances
U.S. state net operating losses	$248.5	$203.6
Worldwide federal net operating losses excluding U.S. states	$1,389.0	$861.6
Worldwide federal capital losses	$22.0	$22.0
U.S. federal credits	$82.6	$82.6
U.S. state credits	$71.9	$71.9
Interest carryforwards	$478.8	$127.0

(1) Utilization of such carryforwards within the applicable statutory periods is uncertain.

In 2017, we recorded income tax expense related to valuation allowances of $10.3 million in Ireland. In addition, we released valuation allowances of $42.4 million and $55.8 million for Omega and the U.S. and other jurisdictions, respectively, resulting in a tax benefit.

Perrigo Company plc - Item 8
Note 14

U.S. federal credit carryforwards of $28.2 million, $37.2 million and $167.8 million expire through 2022, 2025 and 2027, respectively, with the remaining U.S. credits having no expiration. U.S. state net operating loss carryforwards expire through 2037, and U.S. state credit carryforwards expire through 2032. Of the non-U.S. net operating loss carryforwards, $1.8 million, $20.3 million, $0.9 million, and $0.1 million expire through 2019, 2022, 2024 and 2025, respectively, while the remaining amounts of non U.S. net operating loss carryforwards and non-U.S. capital loss carryforwards have no expiration. The valuation allowances for these net operating loss carryforwards are adjusted annually, as necessary. After application of the valuation allowances, as described above, we anticipate no significant limitations will apply with respect to the realization of our net deferred income tax assets.

The following table summarizes the activity related to amounts recorded for uncertain tax positions, excluding interest and penalties (in millions):

Unrecognized Tax Benefits
Balance at June 27, 2015	$324.0
Additions:
Positions related to the current year	22.9
Reductions:
Positions related to prior years	(43.5)
Settlements with taxing authorities	(15.3)
Balance at December 31, 2015	288.1
Additions:
Positions related to the current year	45.5
Positions related to prior years	8.6
Reductions:
Settlements with taxing authorities	(2.4)
Lapse of statutes of limitation	(5.3)
Balance at December 31, 2016	334.5
Additions:
Positions related to the current year	55.0
Positions related to prior years	76.6
Reductions:
Settlements with taxing authorities	(11.1)
Lapse of statutes of limitation	(0.1)
Decrease in prior year positions	(35.2)
Balance at December 31, 2017	$419.7

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $82.0 million, $63.5 million, and $52.1 million as of December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

The total liability for uncertain tax positions was $501.7 million, $398.0 million, and $340.3 million as of December 31, 2017, December 31, 2016, and December 31, 2015, respectively, before considering the federal tax benefit of certain state and local items, of which $204.0 million, $248.7 million, and $198.5 million, respectively, would impact the effective tax rate in future periods, if recognized.

We file income tax returns in numerous jurisdictions and are therefore subject to audits by tax authorities. Our primary income tax jurisdictions are Ireland, U.S., Israel, Belgium, France, and the United Kingdom.

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit and any related litigation could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an

Perrigo Company plc - Item 8
Note 14

audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

On August 15, 2017, we filed a complaint in the U.S. District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the Internal Revenue Service (“IRS”), plus statutory interest thereon from the dates of payment, for the fiscal years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Our claims for refund were disallowed by certified letters dated August 18, 2015 and July 11, 2017, for the 2009-2010 tax years and 2011-2012 tax years, respectively. The complaint was timely, based upon the refund claim denials, and seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year, and $24.7 million for the 2012 tax year. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges on our balance sheet during the three months ended July 1, 2017.

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

On July 11, 2017, we received a draft notice of proposed adjustment associated with transfer pricing positions for the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. Athena was the originator of the patents associated with Tysabri® prior to the acquisition of Athena by Elan in 1996. In response to the draft notice of proposed adjustment, we provided the IRS with substantial additional documentation supporting our position. The amount of adjustments that may be asserted by the IRS in the final notice of proposed adjustment cannot be quantified at this time; however, based on the draft notice received, the amount to be assessed may be material. We disagree with the IRS’s position as asserted in the draft notice of proposed adjustment and intend to contest it.

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the U.S., Israel, Ireland and other jurisdictions in Europe. In addition to the matters discussed above, the IRS is currently auditing our fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015. The Israel Tax Authority is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014 (which covers the period of the Elan transaction). The Ireland Tax Authority is currently auditing our years ended December 31, 2012 and December 31, 2013.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of December 31, 2017. During the next 12 months, it is reasonably possible that such circumstances may occur that would have a material effect on previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $1.0 million to $17.9 million.

Perrigo Company plc - Item 8
Note 14

Tax Law Changes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. Tax Act”). The U.S. Tax Act includes a number of significant changes to existing U.S. tax laws that impact the Company. These changes include a corporate income tax rate reduction from 35% to 21% and the elimination or reduction of certain U.S. deductions and credits including limitations on the U.S. deductibility of interest expense and executive compensation. The U.S. Tax Act also transitions the U.S. taxation of international earnings from a worldwide system to a modified territorial system. These changes are effective beginning in 2018. The U.S. Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated U.S. owned foreign corporations’ previously untaxed foreign earnings (“Transition Toll Tax”). The Transition Toll Tax may be paid over an eight-year period, starting in 2018, and will not accrue interest.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of the U.S. GAAP ASC 740 income tax accounting for tax law changes enacted during 2017, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. In accordance with SAB 118, we have recorded an income tax benefit of $2.4 million in connection with the remeasurement of certain deferred tax assets and liabilities. We also recorded a $17.5 million increase of current tax expense in connection with the Transition Toll Tax on cumulative U.S. owned foreign earnings of $1.2 billion. The tax impacts represent provisional amounts and are a reasonable estimate at December 31, 2017. Additional work is necessary to perform additional analysis of historical foreign earnings and U.S. cumulative temporary differences, as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

The U.S. Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At December 31, 2017, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.

On December 22, 2017, the Belgian Parliament approved Belgian tax reform legislation (“Belgium Tax Act”), which was signed by the Belgian King and enacted on December 25, 2017. The Belgium Tax Act provides for a reduction to the corporate income tax rate from 34% to 30%, for 2018 and 2019, as well as a reduced corporate income tax rate of 25% for 2020 and beyond. The Belgium Tax Act also increased the participation exemption on dividend distributions to Belgium entities from 95% to 100%. The Belgium Tax Act also introduces Belgium tax consolidation and other anti-tax avoidance directives. We recorded an additional income tax expense of $24.1 million for the remeasurement of certain deferred tax assets and additional income tax benefit of $33.2 million for the remeasurement of certain deferred tax liabilities as a result of the Belgium Tax Act.

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

Perrigo Company plc - Item 8
Note 15

We assumed a number of defined contribution plans associated with the Omega acquisition and we pay contributions to the pension insurance plans.

Our contributions to all of the plans were as follows (in millions):

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015*
$25.5	$26.1	$18.9	$25.9
*    Includes Omega activity from March 30, 2015 to June 27, 2015

Pension and Post-Retirement Healthcare Benefit Plans

We assumed the liability of two defined benefit plans (staff and executive plan) for employees based in Ireland with the Elan acquisition in 2013. These plans were subsequently merged and all plan assets and liabilities were transferred from the executive scheme to the staff scheme as a result of a plan combination.

In connection with the Omega acquisition, we assumed the liability of a number of defined benefit plans. The defined benefit plans cover employees based primarily in the Netherlands, Belgium, Germany, Switzerland, Greece, France, and Norway. Omega companies operate various pension plans across each country.

Our defined benefit pension plans are managed externally and the related pension costs and liabilities are assessed at least annually in accordance with the advice of a qualified professional actuary. We used a December 31, 2017 measurement date and all plan assets and liabilities are reported as of that date.

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

Perrigo Company plc - Item 8
Note 15

The change in the projected benefit obligation and plan assets consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Year Ended		Six Months Ended	Year Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2017	December 31, 2016	December 31, 2015
Projected benefit obligation at beginning of period	$158.9	$135.0	$140.3	$5.8	$7.0	$6.0
Acquisitions	—	—	5.6	—	—	—
Curtailment	(1.0)	—	—	—	—	—
Service costs	4.5	4.1	2.2	0.6	0.6	0.3
Interest cost	3.3	3.6	1.7	0.2	0.2	0.1
Actuarial (gain) loss	(10.3)	22.6	(10.1)	(0.3)	(1.9)	0.5
Contributions paid	0.1	0.3	—	—	—	—
Benefits paid	(2.5)	(1.7)	(0.6)	(0.1)	(0.1)	(0.1)
Foreign currency translation	21.0	(5.0)	(4.1)	—	—	0.1
Projected benefit obligation at end of period	$174.0	$158.9	$135.0	$6.2	$5.8	$7.0
Fair value of plan assets at beginning of period	138.2	126.7	128.1	—	—	—
Acquisitions	—	—	3.2	—	—	—
Actual return on plan assets	5.5	9.4	(1.7)	—	—	—
Benefits paid	(2.5)	(1.7)	(0.6)	—	—	—
Employer contributions	2.2	8.2	1.4	—	—	—
Contributions paid	0.1	0.3	—	—	—	—
Foreign currency translation	19.0	(4.7)	(3.7)	—	—	—
Fair value of plan assets at end of period	$162.5	$138.2	$126.7	$—	$—	$—
Unfunded status	$(11.5)	$(20.7)	$(8.3)	$(6.2)	$(5.8)	$(7.0)
Presented as:
Other non-current assets	$22.0	$10.4	$16.5	$—	$—	$—
Other non-current liabilities	$(33.5)	$(31.1)	$(24.8)	$—	$(5.8)	$(7.0)
The total accumulated benefit obligation for the defined benefit pension plans was as follows (in millions):

Year Ended		Six Months Ended
December 31, 2017	December 31, 2016	December 31, 2015
$167.6	$136.3	$109.4

The following unrecognized actual gains (losses) for the other benefits liability was included in OCI, net of tax (in millions):

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
$0.3	$(0.7)	$(0.4)	$0.1

Perrigo Company plc - Item 8
Note 15

The unamortized net actuarial loss in AOCI net of tax for defined benefit pension and other benefits was as follows (in millions):

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015*
$(1.3)	$9.5	$2.9	$8.2

*    Includes Omega activity from March 30, 2015 to June 27, 2015

The total estimated credit amount to be recognized from AOCI into net periodic cost during the next year is $0.7 million.

At December 31, 2017, the total estimated future benefit payments to be paid by the plans for the next five years is approximately $9.9 million for pension benefits and $1.0 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
2018	$1.4	$0.1
2019	1.5	0.2
2020	2.3	0.2
2021	2.1	0.2
2022	2.6	0.3
Thereafter	20.1	1.9

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2017, including the expected future employee service. We expect to contribute $2.2 million to the defined benefit plans within the next year.

Net periodic pension cost consisted of the following (in millions):

	Pension Benefits				Other Benefits
	Year Ended		Six Months Ended	Year Ended	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015*	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015*
Service cost	$4.5	$4.1	$2.2	$0.9	$0.6	$0.6	$0.3	$0.3
Interest cost	3.3	3.6	1.7	2.4	0.2	0.2	0.1	0.2
Expected return on assets	(4.3)	(3.9)	(1.8)	(2.7)	—	—	—	—
Curtailment	(0.7)	—	—	—	—	—	—	—
Net actuarial loss	0.8	0.5	0.4	1.0	(0.1)	—	—	0.1
Net periodic pension cost	$3.6	$4.3	$2.5	$1.6	$0.7	$0.8	$0.4	$0.6

*    Includes Omega activity from March 30, 2015 to June 27, 2015

Perrigo Company plc - Item 8
Note 15

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation were:

	Pension Benefits				Other Benefits
	Year Ended		Six Months Ended	Year Ended	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015*	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015*
Discount rate	1.91%	1.76%	2.22%	2.11%	3.59%	4.00%	4.25%	4.25%
Inflation	1.45%	1.43%	2.25%	1.93%
Expected return on assets	2.90%	2.89%	2.93%	2.85%

*    Includes Omega activity from March 30, 2015 to June 27, 2015

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high quality corporate bonds, having regard to the duration of the plan's liabilities.

As of December 31, 2017, the expected weighted-average long-term rate of return on assets of 2.9% was calculated based on the assumptions of the following returns for each asset class:

Equities	6.0%
Bonds	1.9%
Absolute return fund	4.0%
Insurance contracts	2.8%
Other	2.5%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

Certain of our plans have target asset allocation ranges, as of December 31, 2017 these ranges are as follows:

Equities	10% - 20%
Bonds	20% - 30%
Absolute return	50% - 60%

Other plans do not have target asset allocation ranges, for such plans the strategy is to invest primarily 100% in Insurance Contracts.

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

Perrigo Company plc - Item 8
Note 15

The following table sets forth the fair value of the pension plan assets, as of December 31, 2017 (in millions):

	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$0.1	$19.1	$—	$19.2
Bonds	1.8	30.2	—	32.0
Insurance contracts	—	—	50.8	50.8
Absolute return fund	—	54.5	—	54.5
Other	—	6.0	—	6.0
Total	$1.9	$109.8	$50.8	$162.5

The following table sets forth the fair value of the pension plan assets, as of December 31, 2016 (in millions):

	Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$0.1	$13.6	$—	$13.7
Bonds	1.6	22.8	—	24.4
Insurance contracts	—	—	43.4	43.4
Absolute return fund	—	51.5	—	51.5
Other	—	5.2	—	5.2
Total	$1.7	$93.1	$43.4	$138.2

The following table sets forth the fair value of the pension plan assets, as of December 31, 2015 (in millions):

	Other Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)	Total
Equities	$14.5	$—	$14.5
Bonds	38.1	—	38.1
Property	—	0.3	0.3
Insurance contracts	—	34.9	34.9
Absolute return fund	33.7	—	33.7
Other	5.2	—	5.2
Total	$91.5	$35.2	$126.7

For a discussion of the fair value levels and the valuation methodologies used to measure equities, bonds, and the absolute return fund (refer to Note 6).

Perrigo Company plc - Item 8
Note 15

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis (in millions):

	Year Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Assets at beginning of year	$43.4	$35.2	$34.3
Actual return on plan assets	1.0	6.7	0.1
Purchases, sales and settlements, net	0.9	(4.2)	2.1
Net transfers	—	7.6	—
Foreign exchange	5.5	(1.9)	(1.3)
Assets at end of year	$50.8	$43.4	$35.2
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

Deferred Compensation Plans

We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $34.6 million, $32.7 million and $34.6 million at December 31, 2017, December 31, 2016, and December 31, 2015, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $31.6 million, $29.3 million, and $34.5 million at December 31, 2017, December 31, 2016, and December 31, 2015, respectively, was recorded in Other non-current liabilities.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through the year ended December 31, 2024. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows (in millions):

Due	Amount
2018	$38.1
2019	31.9
2020	24.3
2021	18.6
2022	13.7
Thereafter	16.6

Rent expense under all leases was $50.9 million, $53.0 million, $26.2 million, and $39.2 million for the years ended December 31, 2017 and December 31, 2016, the six months ended December 31, 2015, and the year ended June 27, 2015, respectively.

Perrigo Company plc - Item 8
Note 16

At December 31, 2017, we had non-cancelable purchase obligations totaling $771.0 million consisting of contractual commitments to purchase materials and services to support operations. The obligations are expected to be paid within one year.

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of December 31, 2017, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Antitrust Violations

We were named as a counterclaim co-defendant in the lawsuit Fera Pharmaceuticals, LLC v. Akorn, Inc., et al. in the Southern District of New York, in which Akorn, Inc. (“Akorn”) alleged tortious interference and antitrust violations against us and Fera Pharmaceuticals, LLC (“Fera”). Trial was set for February 2018 in the Southern District of New York. This litigation arose out of our acquisition of bacitracin ophthalmic ointment from Fera in 2013. Akorn asserted claims under Sections 1 and 2 of the Sherman Antitrust Act alleging that we and Fera conspired to monopolize, attempted to monopolize, and did unlawfully monopolize the market for sterile bacitracin ophthalmic ointment in the United States through the use of an exclusive agreement with a supplier of sterile bacitracin active pharmaceutical ingredient. The parties have executed a written settlement of all claims and the case has been dismissed.

Price-Fixing Lawsuits

We have been named as a co-defendant with other manufacturers in a number of class actions alleging that we and other manufacturers of the same product engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as June 2013. The products in question are Clobetasol, Desonide, and Econazole. These complaints, along with complaints filed against other companies alleging price fixing with respect to more than two dozen other drugs, have been consolidated for pretrial proceedings as part of a case captioned In re Generic Pharmaceuticals Pricing Antitrust Litigation, MDL No. 2724 in the U.S. District Court for the Eastern District of Pennsylvania. Pursuant to the court’s schedule staging various cases in phases, we have moved to dismiss the complaints relating to Clobetasol and Econazole. We have also recently been named a defendant along with 31 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of all generic pharmaceutical products starting in 2013. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

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

Perrigo Company plc - Item 8
Note 16

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. The lead plaintiffs seek to represent a class of shareholders for the period April 21, 2015 through May 3, 2017, and the amended complaint identifies three subclasses - shareholders who purchased shares during the period on the U.S. exchanges; shareholders who purchased shares during the period on the Tel Aviv exchange; and shareholders who owned shares on the final day of the Mylan tender offer November 13, 2015. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. In August 2017, the defendants filed motions to dismiss the amended complaint. The plaintiffs filed their opposition in October 2017. The defendants filed replies in support of the motions to dismiss in November 2017. The court has not indicated whether there will be oral argument of the motions or whether the court will decide the motions on the papers. We intend to defend the lawsuit vigorously.

On November 1, 2017, Carmignac Gestion, S.A., filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Carmignac Gestion, S.A. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through April 2016. Plaintiff contends that the defendants provided inadequate disclosure throughout the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, our reporting about the generic prescription pharmaceutical business and its prospects, and the activities surrounding the efforts to defeat the Mylan tender offer during 2015. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiff does not provide an estimate of damages. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motions to dismiss filed in the Roofers' Pension Fund case (discussed above), and the court granted the stay motion.

On January 16, 2018, Manning & Napier Advisors, LLC filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Manning & Napier Advisors, LLC v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5) and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a

Perrigo Company plc - Item 8
Note 16

ruling on the motion to dismiss filed in the Roofers' Pension Fund case (discussed above), and the court granted the stay motion.

On January 26, 2018, two different plaintiff groups (the Mason Capital group and the Pentwater group) each filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). The same law firm represents these two plaintiff groups, and the two complaints are substantially similar. These two cases are not securities class actions. One case is styled Mason Capital L.P., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The other case is styled Pentwater Equity Opportunities Master Fund Ltd., et al.  v. Perrigo Company plc, et al., and also was filed in the U.S. District Court for the District of New Jersey. Both cases are assigned to the same federal judge that is hearing the class action case and the other individual cases described above (Carmignac and Manning & Napier). Each complaint asserts claims under Securities Exchange Act sections 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations describe events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. Many of the factual allegations in these two cases overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the Carmignac case described above. The plaintiff does not provide an estimate of damages. The parties to each case jointly requested that the court stay each case pending the outcome of a ruling on the motions to dismiss filed in the Roofers’ Pension Fund case (discussed above). The court granted the stay motion in each case. We intend to defend both lawsuits vigorously.

On February 13, 2018, a group of plaintiff investors affiliated with Harel Insurance Investments & Financial Services, Ltd. filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). The new complaint is substantially similar to the amended complaint in the Roofers' Pension Fund case. The relevant period in the new complaint stretches from February 2014 to May 2, 2017. The complaint adds as defendants two individuals who served on our Board prior to 2016. The case is styled Harel Insurance Company, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey and is assigned to the same federal judge that is hearing the class action cases and the four other individual cases described above (Carmignac, Manning & Napier, Mason Capital, and Pentwater). The Harel Insurance Company complaint asserts claims under Securities Exchange Act section 10(b) (and related SEC Rule 10b‑5) and section 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. The complaint also asserts claims based on Israeli securities laws. In general, the plaintiff’s allegations describe events during the period from February 2014 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset from February 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in these two cases overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the four opt out cases also described above. The plaintiff does not provide an estimate of damages. The parties jointly filed a stay motion similar to the stay sought in the five other opt out cases. The court granted the stay motion. We intend to defend the lawsuit vigorously.

On February 16, 2018, First Manhattan Company filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled First Manhattan Co. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the five other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. This lawsuit was

Perrigo Company plc - Item 8
Note 16

filed by the same law firm that filed the Manning & Napier Advisors case and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier Advisors case. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motions to dismiss filed in the Roofers’ Pension Fund case (discussed above). The court granted the stay motion.

In Israel

Because our shares are traded on the Tel Aviv exchange under a dual trading arrangement, we are potentially subject to securities litigation in Israel. Three cases were filed; two were voluntarily dismissed and one was stayed. We are consulting Israeli counsel about our response to these allegations and we intend to defend these cases vigorously.

On May 22, 2016, shareholders filed a securities class action against us and five individual defendants: Our former CEO Mr. Papa, our former Executive Vice President and General Manager of the BCH segment Marc Coucke, our then Chief Executive Officer John Hendrickson, our former Board member Gary Kunkle, Jr., and our Board member Laurie Brlas alleging violations of Israeli law in the District Court of Tel Aviv-Jaffa (Schweiger et al. v. Perrigo Company plc, et al.). On June 15, 2016, we filed a motion to stay the case pending the outcome of the securities class action pending in the New Jersey Federal Court. The plaintiffs did not oppose the motion. The Israeli court granted the motion on the same day, and the Schweiger action was stayed. In October 2017, the Schweiger plaintiffs dismissed their claims without prejudice because of the pendency of another class action case filed in Israel (see discussion below of the Israel Elec. Corp. Employees’ Educ. Fund case). The court approved the voluntary dismissal.

On March 29, 2017, plaintiff Eyal Keinan commenced an action in the District Court of Tel Aviv-Jaffa asserting securities claims against two defendants: Perrigo and its auditor Ernst & Young LLP ("EY"). The case is styled Keinan v. Perrigo Company plc, et al. The action sought certification of a class of purchasers of Perrigo shares on the Israeli exchange beginning February 6, 2014. The proposed closing date for the class was not clear from the complaint though it appeared to extend into 2017. In general, the plaintiff asserted that we improperly accounted for our stream of royalty income from two drugs: Tysabri® and Prialt. The court filings contended that the alleged improper accounting caused the audited financial results for Perrigo to be incorrect for the six month period ended December 31, 2015, and the years ended June 27, 2015 and June 28, 2014 and the other financial data released by us over those years and 2016 to also be inaccurate. The plaintiff maintained that the defendants are liable under Israeli securities law or, in the alternative, under U.S. securities law. The plaintiff indicated an initial, preliminary class damages estimate of 686.0 million NIS (approximately $192.0 million at 1 NIS = $0.28 cent). In January 2018, the Keinan plaintiff announced its intention to dismiss his claims because of the pendency of another class action case filed in Israel (see discussion below of the Israel Elec. Corp. Employees’ Educ. Fund case). The court granted the dismissal on February 11, 2018.

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv exchange during the period April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the Mylan tender offer (November 13, 2015). The amended complaint names as defendants the Company, EY (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under U.S. securities laws of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under Israeli securities laws. In general, the allegations concern the actions taken by us and our former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure concerning purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = $0.28 cent). We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 8
Note 16

On July 12, 2017, the plaintiff in the Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. case filed a motion to have all three cases pending in Israel either consolidated or the other two cases dismissed so that the Israel Elec. Corp. Educ. Fund plaintiff can proceed as the sole plaintiff. In October 2017, the Schweiger plaintiffs (see description above) voluntarily dismissed their securities class action without prejudice as part of their response to the motion filed by the Israel Elec. Corp. Educ. Fund plaintiff. A variety of other procedural motions were also pending having to do with the timing of any response by defendants. The court held an initial conference on November 9, 2017 to address the motion filed by the Israel Elec. Corp. Educ. Fund plaintiff. Subsequently, the competing class plaintiffs held discussions and informed the court in January 2018 that they had reached an agreement among themselves such that the Education Fund case will continue while the Keinan plaintiff will dismiss its case. The court approved this outcome. At the request of the parties, the court has stayed the Education Fund case pending the final adjudication of the class action case in DNJ (the Roofers’ Pension Fund case described above under Securities Litigation In the United States). The court approved the stay.

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

On November 14, 2017 the Parties submitted the agreed settlement agreement to the approval of the Supreme Court, which referred the approval back to the District Court. During three hearings that took place on November 29, 2017, December 13, 2017 and January 11, 2018 the District Court opined that it would approve the settlement agreement subject to certain amendments to be proposed by the Court (which would not impact the monetary settlement reached) and set a hearing for January 30, 2018 to discuss and finalize the proposed changes. Meanwhile, the Court ordered the settlement to be (1) provided to the Attorney General for review (standard procedure); and (2) published in the written media (newspapers), to enable the class members to submit any objections or “opt-out” to  the proposed settlement by February 15, 2018.

On February 21, 2018, the District Court held a hearing to, among others, review objections received from class members who had notified the District Court of their desire to opt out of the settlement. In addition, a representative of the Israeli Attorney General’s office notified the District Court that, based upon their preliminary examination of the settlement, they intend to object to the settlement in its current form. The District Court recommended that the parties continue to discuss and minimize objections to the settlement and scheduled another hearing for May 13, 2018.

Perrigo Company plc - Item 8
Note 16

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

NOTE 17 - COLLABORATION AGREEMENTS AND OTHER CONTRACTUAL ARRANGEMENTS

We actively collaborate with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. These types of agreements are common in the pharmaceutical industry. We may choose to enter into these types of agreements to, among other things, leverage our or others’ scientific research and development expertise or utilize our extensive marketing and distribution resources. Terms of the various collaboration agreements may require us to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on the future sale, if any, of commercial products resulting from the collaboration. Milestone and up-front payments made are generally recorded in research and development expense if the payments relate to drug candidates that have not yet received regulatory approval. Milestone and up-front payments made related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as revenues, and royalties paid are generally reflected as cost of goods sold. We enter into a number of collaboration agreements in the ordinary course of business. Although we do not consider these arrangements to be material, the following is a brief description of notable agreements entered into during the years ended December 31, 2016 and June 27, 2015. We did not enter into any collaborative arrangements during the the six months ended December 31, 2015.

Year Ended December 31, 2017

In December 2017, we entered into a collaboration agreement with a generic pharmaceutical development company, pursuant to which the parties will collaborate in the ongoing development and commercialization of a generic injectable product. We will provide assistance including preparing and filing the product ANDA, and be responsible for commercializing the product. As part of the agreement, we paid a $2.5 million milestone payment on the effective date of the agreement. The $2.5 million fee is reported in Research and development on the consolidated financial statements. We will make additional payments if regulatory approval is obtained and certain other development milestones are achieved. These contingent milestone payments could total $14.5 million in aggregate. There can be no assurance that any such products will be approved by the FDA on the anticipated schedule or at all.

Perrigo Company plc - Item 8
Note 17

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

On May 1, 2015, we entered into an agreement with a clinical stage biotechnology company for the development of two specialty pharmaceutical products. We paid $18.0 million for an option to acquire the two products, which we reported in research and development expense. On March 1, 2016, we exercised the purchase option to acquire both products. We will make additional payments if we obtain regulatory approval and achieve certain sales milestones, and these contingent milestone payments could total $30.0 million in aggregate. We will also be obligated to make certain royalty payments over periods ranging from seven to ten years from the launch of each product (refer to the Development-Stage Rx Products acquisition in Note 2 for additional information regarding the acquisition). In addition, on December 20, 2017, we divested one of the development-stage Rx products (refer to Note 2 for additional information on the divestment.

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

Perrigo Company plc - Item 8
Note 18

NOTE 18 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies, typically in connection with business acquisitions. The following reflects our restructuring activity (in millions):

Balance at June 28, 2014	$16.4
Additional charges	5.1
Payments	(18.5)
Non-cash adjustments	(1.4)
Balance at June 27, 2015	1.6
Additional charges	26.9
Payments	(6.4)
Non-cash adjustments	(1.4)
Balance at December 31, 2015	20.7
Additional charges	31.0
Payments	(35.8)
Non-cash adjustments	3.8
Balance at December 31, 2016	19.7
Additional charges	61.0
Payments	(59.6)
Non-cash adjustments	0.3
Balance at December 31, 2017	$21.4

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges incurred during the six months ended December 31, 2015 and the year ended December 31, 2016 were primarily associated with actions we took to streamline our organization as announced on October 22, 2015. The charges incurred during the year ended December 31, 2017 were primarily associated with actions we took to streamline our organization as announced on February 21, 2017. During the year ended December 31, 2017, $61.0 million of restructuring expenses were recorded, $27.4 million of which was recorded in our CHCA segment and $17.1 million in our CHCI segment. There were no other material restructuring programs that impacted any other one reportable segment for the year ended December 31, 2017. During the year ended December 31, 2016, $31.0 million of restructuring expenses were recorded, $20.9 million of which was recorded in our CHCI segment. There were no other material restructuring programs in any of the periods presented. All charges are recorded in Restructuring expense. The remaining $17.6 million liability for employee severance benefits will be paid within the next year, while the remaining $3.8 million liability for lease exit costs will be incurred over the remaining terms of the applicable leases.

NOTE 19 - SEGMENT AND GEOGRAPHIC INFORMATION

Our segment reporting structure is consistent with the way our chief operating decision maker makes operating decisions, allocates resources and manages the growth and profitability of the business. Operating segments with similar economic characteristics, including long-term profitability, nature of the products sold and production processes, distribution methods, and classes of customers, are aggregated as reportable segments (refer to Note 1).

Perrigo Company plc - Item 8
Note 19

We generated third-party revenue in the following geographic locations(1) during each of the periods presented below (in millions):

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
Ireland	$30.4	$89.1	$11.4	$7.2
U.S.	3,272.3	3,353.0	1,686.2	3,303.2
Europe	1,313.2	1,493.0	758.2	576.4
All other countries(2)	330.3	345.5	176.4	340.3
	$4,946.2	$5,280.6	$2,632.2	$4,227.1

(1)    The net sales by geography is derived from the location of the entity that sells to a third party.
(2)    Includes revenue generated primarily in Israel, Mexico, Australia, and Canada.

The net book value of Property, plant and equipment, net by location was as follows (in millions):

	December 31, 2017	December 31, 2016	December 31, 2015
Ireland	$4.6	$2.7	$1.3
U.S.	538.3	556.6	555.0
Europe	155.6	144.6	157.2
Israel	81.5	114.3	115.7
All other countries	53.1	51.9	57.0
	$833.1	$870.1	$886.2

Sales to Walmart as a percentage of Consolidated Net sales (reported primarily in our CHCA segment) were as follows:

Year Ended		Six Months Ended	Year Ended
December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
13.0%	13.0%	13.0%	16.0%

Perrigo Company plc - Item 8
Note 19

Below is a summary of our results by reporting segment (in millions):

	CHCA	CHCI(1)	RX	Specialty Sciences	Other		Unallocated	Total
Year Ended December 31, 2017
Net sales	$2,429.9	$1,491.0	$969.7	$—	$55.6		$—	$4,946.2
Operating income (loss)	$445.0	$12.5	$307.6	$—	$8.7		$(175.6)	$598.2
Operating income (loss) %	18.3%	0.8%	31.7%	—%	15.6%		—%	12.1%
Total assets	$3,786.8	$5,029.0	$2,813.0	$—	$—		$—	$11,628.8
Capital expenditures	$39.5	$27.5	$21.6	$—	$—		$—	$88.6
Property, plant and equipment, net	$512.7	$180.9	$139.5	$—	$—		$—	$833.1
Depreciation/amortization	$115.2	$223.7	$100.1	$—	$5.8		$—	$444.8
Change in financial assets	$—	$—	$—	$24.9	$—		$—	$24.9

Year Ended December 31, 2016
Net sales	$2,507.1	$1,652.2	$1,042.8	$—	$78.5		$—	$5,280.6
Operating income (loss)	$399.8	$(2,087.4)	$(0.2)	$(201.2)	$6.1		$(116.8)	$(1,999.7)
Operating income (loss) %	15.9%	(126.3)%	—%	—%	7.8%		—%	(37.9)%
Total assets	$3,351.3	$4,795.2	$2,646.4	$2,775.8	$301.4		$—	$13,870.1
Capital expenditures	$59.1	$23.7	$20.4	$—	$3.0		$—	$106.2
Property, plant and equip, net	$528.3	$167.2	$129.7	$0.4	$44.5		$—	$870.1
Depreciation/amortization	$119.1	$210.0	$120.1	$—	$7.8		$—	$457.0
Change in financial assets	$—	$—	$—	$2,608.2	$—		$—	$2,608.2

Six Months Ended December 31, 2015
Net sales	$1,251.5	$833.0	$502.6	$—	$45.1		$—	$2,632.2
Operating income (loss)	$209.2	$(148.5)	$181.9	$(6.5)	$(19.5)		$(149.0)	$67.6
Operating income (loss) %	16.7%	(17.8)%	36.2%	—%	(43.3)%		—%	2.6%
Total assets	$3,384.8	$7,083.5	$2,738.0	$5,930.2	$213.1		$—	$19,349.6
Capital expenditures	$38.0	$26.3	$12.1	$—	$1.4		$—	$77.8
Property, plant and equip, net	$540.9	$179.5	$118.5	$—	$47.3	—	$—	$886.2
Depreciation/amortization	$60.9	$81.9	$34.3	$—	$5.3		$—	$182.4
Change in financial assets	$—	$—	$—	$(57.3)	$—		$—	$(57.3)

Year Ended June 27, 2015
Net sales	$2,478.8	$704.6	$936.0	$—	$107.7		$—	$4,227.1
Operating income (loss)	$381.9	$38.2	$364.7	$(17.6)	$26.8		$(121.5)	$672.5
Operating income %	15.4%	5.4%	39.0%	—%	24.9%		—%	15.9%
Total assets	$3,763.8	$7,163.0	$2,373.4	$6,040.7	$251.0		$—	$19,591.9
Capital expenditures	$76.8	$13.1	$41.0	$0.5	$5.6		$—	$137.0
Property, plant and equip, net	$556.8	$176.8	$113.0	$—	$85.8		$—	$932.4
Depreciation/amortization	$108.4	$72.5	$65.7	$1.5	$10.6		$—	$258.7
Change in financial assets	$—	$—	$—	$(78.5)	$—		$—	$(78.5)

(1)     CHCI includes Omega activity subsequent to March 30, 2015.

Perrigo Company plc - Item 8
Note 19

The following is a summary of our revenue by category (in millions):

	Year Ended		Six Months Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 27, 2015
CHCA
Cough/Cold/Allergy/Sinus(1)	$483.7	$454.6	$234.6	$455.6
Analgesics(1)	349.8	343.5	173.1	375.7
Gastrointestinal(1)	340.0	335.4	195.8	384.0
Infant nutritionals	413.9	427.0	200.2	383.8
Smoking cessation	297.2	308.5	147.5	284.5
Vitamins, minerals and dietary supplements(1)	45.4	160.4	105.8	183.5
Animal health	141.3	143.7	62.3	157.0
Other CHCA(1),(2)	358.6	334.0	132.2	254.7
Total CHCA	2,429.9	2,507.1	1,251.5	2,478.8
CHCI
Branded OTC	1,174.0	1,349.2	665.9	368.4
Other CHCI(3)	317.0	303.0	167.1	336.2
Total CHCI	1,491.0	1,652.2	833.0	704.6
Generic prescription drugs	969.7	1,042.8	502.6	936.0
Active pharmaceutical ingredients	55.6	78.5	45.1	107.7
Total revenue	$4,946.2	$5,280.6	$2,632.2	$4,227.1

(1)    Includes net sales from our OTC contract manufacturing business.

(2)
Consists primarily of feminine hygiene, diabetes care, dermatological care, branded OTC, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the CHCA segment.

(3)
Consists primarily of liquids licensed products, cough/cold/allergy, analgesics, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the CHCI segment.

NOTE 20 - QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of our last ten quarters. The information below has been prepared on a basis consistent with our audited consolidated financial statements (in millions, except per share amounts).

Year Ended December 31, 2017	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter (5)
Net sales	$1,194.0	$1,237.9	$1,231.3	$1,283.0
Gross profit	$464.4	$504.6	$497.8	$512.7
Change in financial assets	$(17.1)	$38.7	$2.6	$0.7
Net income (loss)	$71.6	$(69.6)	$44.5	$73.1
Earnings (loss) per share(1):
Basic	$0.50	$(0.49)	$0.31	$0.52
Diluted	$0.50	$(0.49)	$0.31	$0.52
Weighted average shares outstanding
Basic	143.4	143.3	141.3	140.8
Diluted	143.6	143.3	141.7	141.2

(1)    The sum of individual per share amounts may not equal due to rounding.

(2)	Includes IPR&D impairment charges of $12.2 million, gain on certain divestiture of $21.8 million, and restructuring charges of $38.7 million.

(3)	Includes intangible asset impairment charges of $18.5 million, changes in financial assets of $38.7 million, and loss on early debt extinguishment of $135.2 million.

Perrigo Company plc - Item 8
Note 20

(4)	Includes held-for-sale impairment charges of $3.3 million, and fixed asset impairment charges of $4.0 million.

(5)	Includes unusual litigation charge reversal of $0.2 million.

Year Ended December 31, 2016	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter (5)
Net sales	$1,347.3	$1,340.5	$1,261.6	$1,331.2
Gross profit	$533.1	$546.5	$484.5	$487.7
Change in financial assets	$204.4	$910.8	$377.4	$1,115.6
Net loss	$(529.2)	$(534.3)	$(1,590.2)	$(1,359.1)
Loss per share(1):
Basic	$(3.70)	$(3.73)	$(11.10)	$(9.48)
Diluted	$(3.70)	$(3.73)	$(11.10)	$(9.48)
Weighted average shares outstanding
Basic	143.2	143.2	143.3	143.4
Diluted	143.2	143.2	143.3	143.4

(1)    The sum of individual per share amounts may not equal due to rounding.

(2)	Includes an intangible asset impairment charges of $273.3 million, and a goodwill impairment charge of $130.5 million.

(3)	Includes held-for-sale impairment charges of $10.5 million and change in financial assets of $910.8 million.

(4)	Includes intangible asset impairment charges of $866.6 million, goodwill impairment charge of $737.9 thousand, and held-for-sale impairment charges of $10.2 million.

(5)	Includes intangible asset impairment charges of $378.6 million, goodwill impairment charge of $224.1 million, and a reduction in held-for-sale impairment charges of $4.5 million.

Six Months Ended December 31, 2015	September 26, 2015 (2)	December 31, 2015 (3)
Net sales	$1,273.1	$1,359.1
Gross profit	$535.2	$543.7
Change in financial assets	$(173.8)	$116.6
Net income (loss)	$260.9	$(218.4)
Earnings (loss) per share(1):
Basic	$1.78	$(1.51)
Diluted	$1.78	$(1.51)
Weighted average shares outstanding
Basic	146.3	144.9
Diluted	146.9	144.9

(1)	The sum of individual per share amounts may not equal due to rounding.

(2)	Includes Mylan defense-related fees of $15.6 million.

(3)
Includes an intangible asset impairment charge of $185.1 million, Mylan defense-related fees of $71.3 million, an impairment charge on our India API held for sale assets of $29.0 million, restructuring charges of $24.7 million, and an investment impairment charge of $10.7 million.

Perrigo Company plc - Item 8
Note 21

NOTE 21 - TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information (in millions, except per share amounts):

	Six Months Ended
	December 31, 2015	December 27, 2014
		(Unaudited)
Net sales	$2,632.2	$1,844.7
Cost of sales	1,553.3	1,170.9
Gross profit	1,078.9	673.8

Operating expenses
Distribution	47.9	29.2
Research and development	88.2	89.8
Selling	325.9	95.3
Administration	306.8	165.6
Impairment charges	215.6	—
Restructuring	26.9	4.2
Total operating expenses	1,011.3	384.1

Operating income	67.6	289.7

Change in financial assets	(57.3)	(46.9)
Interest expense, net	89.9	56.7
Other expense (Income), net	25.2	60.3
Loss on extinguishment of debt	0.9	9.6
Income before income taxes	8.9	210.0
Income tax expense (benefit)	(33.6)	29.4
Net income	$42.5	$180.6

Income per share
Basic	$0.29	$1.34
Diluted	$0.29	$1.34

Weighted-average shares outstanding
Basic	145.6	135.1
Diluted	146.1	135.6

Dividends declared per share	$0.25	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)

Perrigo Company plc - Item 9A

or 15d-15(e) of the Exchange Act) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2017 because of the material weakness in our internal control over financial reporting described in the "Management's Annual Report on Internal Control over Financial Reporting." Notwithstanding this material weakness, management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2017 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2017.

(b)Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.

Management has concluded that our internal control over financial reporting was ineffective as of December 31, 2017. The results of management’s assessment have been reviewed with our Audit Committee.

Perrigo Company plc - Item 8

Income Taxes

The material weaknesses over the income tax process that was identified during our fiscal year ended December 31, 2016 was not remediated during our fiscal year ended December 31, 2017, and we determined that we did not design or maintain effective controls over our income tax accounting process. Accordingly, there is a reasonable possibility that a material misstatement will not be prevented or detected on a timely basis.

The results of management’s assessment have been reviewed with our Audit Committee. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report that is included herein.

REMEDIATION PLAN

We are committed to remediating the control deficiencies that gave rise to the material weakness described above. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.

With oversight from the Audit Committee, we have taken significant steps to remediate our internal control deficiencies in income taxes by redesigning our controls, many of which operated for the first time at December 31, 2017. Our efforts have consisted primarily of strengthening our tax organization and designing a suite of controls related to the components of our income tax process, including valuation allowances, uncertain tax positions and non-routine events and transactions, to enhance our management review controls over income taxes. Because many of our controls operated for the first time at December 31, 2017, we have not had a sufficient period of time to demonstrate operating effectiveness in 2017.

Some of the key remediation actions taken include:

•	Reviewing our income tax processes and controls and enhancing the overall design and procedures performed in calculating our income tax provision on an interim and annual basis

•	Significantly strengthening our tax capabilities through a combination of key new hires and providing additional resources

•	Re-designing our management review controls and enhancing the precision of review around the key income tax areas

To complete the remediation, we plan, with oversight from the Audit Committee, to continue to:

•	Evaluate the sufficiency of our income tax resources and personnel to determine whether additional enhancements are needed

•	Evaluate whether further enhancements are needed to the design of our income tax procedures and controls

•	Demonstrate consistent operating effectiveness of our management review controls over income taxes over a number of quarterly periods

We expect to implement the remaining remediation actions in 2018. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist.

We are committed to achieving and maintaining a strong internal control environment and believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified.

(c)    Changes in Internal Control over Financial Reporting

Other than as described above under "Remediation Plan for Material Weakness," there have been no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Perrigo Company plc - Item 8

ITEM 9B.	OTHER INFORMATION

Not applicable.

Perrigo Company plc - Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on Internal Control Over Financial Reporting

We have audited Perrigo Company plc’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Perrigo Company plc (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s income tax accounting process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017, 2016 and 2015, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years ended December 31, 2017 and 2016, the period from June 28, 2015 to December 31, 2015, and the fiscal year ended June 27, 2015, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 1, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

Perrigo Company plc - Item 8

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 1, 2018

Perrigo Company plc - Item 10

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)Directors of Perrigo Company plc.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in May, 2018 under the heading "Election of Directors" or will be included in an amendment to this annual report on Form 10-K.

(b)Executive Officers of Perrigo Company plc.

See Part I, Additional Item of this Form 10-K under the heading "Executive Officers of the Registrant."

(c)Audit Committee Financial Expert.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in May, 2018 under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(d)Identification and Composition of the Audit Committee.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in May, 2018 under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(e)Compliance with Section 16(a) of the Exchange Act.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in May, 2018 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" or will be included in an amendment to this annual report on Form 10-K.

(f)Code of Ethics.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in May, 2018 under the heading "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in May, 2018 under the headings "Executive Compensation", "Renumeration Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation" or will be included in an amendment to this annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in May, 2018 under the heading "Ownership of Perrigo Ordinary Shares" or will be included in an amendment to this annual report on Form 10-K. Information concerning equity compensation plans is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in May, 2018 under the heading "Equity Compensation Plan Information" or will be included in an amendment to this annual report on Form 10-K.

Perrigo Company plc - Item 13

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in May, 2018 under the heading "Certain Relationships and Related-Party Transactions" and "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in May, 2018 under the heading "Ratification, in a Non-Binding Advisory Vote, of the Appointment of Ernst & Young LLP as Independent Auditor of the Company and Authorization, in a Binding Vote, of the Board of Directors, Acting Through the Audit Committee, to Fix the Renumeration of the Auditor" or will be included in an amendment to this annual report on Form 10-K.

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

3.2
Memorandum and Articles of Association of Perrigo Company plc, as amended and restated (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

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

4.3
Base Indenture dated as of December 2, 2014, between Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 2014) (File No. 001-36353).

4.4
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

4.6
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

4.7
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

4.9	Form of Global Note representing the 2021 Notes (included in Exhibit 4.5).

4.10	Form of Global Note representing the 2026 Notes (included in Exhibit 4.5).

4.11
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

10.4
Amendment No. 3, dated December 8, 2016, to the Revolving Credit Agreement by and among Perrigo Finance Unlimited Company, the Company, JPMorgan Chase Bank, N.A. and the other lenders party thereto, dated as of December 5, 2014, as amended by Amendment No. 1, dated as of February 26, 2016, as further amended by Amendment No. 2, dated as of September 9, 2016 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on May 22, 2017) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.5
Amendment No. 4 to Revolving Credit Agreement, dated as of March 14, 2017, among the Company, Perrigo Finance Unlimited Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2017) (File No. 001-36353).

10.6
Amendment No. 5 and Waiver to Revolving Credit Agreement, dated as of April 19, 2017, among Perrigo Company plc, Perrigo Finance Unlimited Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2017).

10.7
Term Loan Credit Agreement by and among Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, the Company, JP Morgan Chase Bank, N.A., Barclays Bank PLC, and the other lenders party thereto, dated as of December 5, 2014 (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 9, 2014) (File No. 001-36353).

10.8
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

10.9
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

10.10
Amendment No. 3, dated December 8, 2016, to the Term Loan Credit Agreement by and among Perrigo Finance Unlimited Company, the Company, JPMorgan Chase Bank, N.A. and the other lenders party thereto, dated as of December 5, 2014, as amended by Amendment No. 1, dated as of February 26, 2016, as further amended by Amendment No. 2, dated as of September 9, 2016 (incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on May 22, 2017) (File No. 001-36353).

10.11
Amendment No. 4 to Term Loan Credit Agreement, dated as of March 14, 2017, among the Company, Perrigo Finance Unlimited Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2017) (File No. 001-36353).

10.12
Amendment No. 5 and Waiver to Term Loan Credit Agreement, dated as of April 19, 2017, among Perrigo Company plc, Perrigo Finance Unlimited Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 25, 2017).

10.13
Purchase and Sale Agreement by and among Perrigo Pharma International Designated Activity Company, Perrigo Company plc and RPI Finance Trust, dated February 27, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2017) (File No. 001-36353).

10.14*
Annual Incentive Plan, adopted November 4, 2008 (incorporated by reference from Perrigo Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders filed on October 1, 2008) (File No. 000-19725).

10.15*
Amendment No. 1 to Annual Incentive Plan, effective as of June 22, 2015 (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on August 13, 2015) (File No. 001-36353).

10.16*
Amendment No. 2 to the Perrigo Company Annual Incentive Plan, effective June 14, 2016 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2016) (File No. 001-36353).

10.17*
2003 Long-Term Incentive Plan, effective October 29, 2003, as amended (incorporated by reference from the Appendix to Perrigo Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders filed on September 26, 2003) (File No. 000-19725).

10.18*
Amendment to the 2003 Long-Term Incentive Plan, effective as of October 28, 2005 (incorporated by reference from Exhibit 10(a) to Perrigo Company’s Current Report on Form 8-K filed on November 3, 2005) (File No. 000-19725).

10.19*
2003 Long-Term Incentive Plan, as amended as of February 7, 2007 (incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007) (File No. 000-19725).

Perrigo Company plc - Item 15
Exhibits

10.20*
2008 Long-Term Incentive Plan, adopted November 4, 2008 (incorporated by reference from Exhibit 10(b) to Perrigo Company's Quarterly Report on Form 10-Q filed on February 3, 2009) (File No. 000-19725).

10.21*	2013 Long-Term Incentive Plan (incorporated by reference from Annex J to the Company’s Registration Statement on Form S-4/A filed on October 8, 2013) (File No. 333-190859).

10.22*
Amendment No. 1 to the 2013 Long-Term Incentive Plan, dated as of January 29, 2014 (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.23*
Amendment No. 2 to the 2013 Long-Term Incentive Plan, effective as of July 9, 2015 (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on August 13, 2015) (File No. 001-36353).

10.24*
Amendment No. 3 to the 2013 Long-Term Incentive Plan, effective as of November 3,2017 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.25*
Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007 (incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on October 11, 2007) (File No. 000-19725).

10.26*
Amendment One to the Nonqualified Deferred Compensation Plan, dated December 3, 2009 (incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on August 14, 2014) (File No. 001-36353).

10.27*
Amendment Two to the Nonqualified Deferred Compensation Plan, dated as of October 10, 2012, (incorporated by reference from Exhibit 10.1 to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2013) (File No. 000-19725).

10.28*
Amendment Three to the Nonqualified Deferred Compensation Plan, dated as of November 13, 2013 (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.29*
Amendment Four to the Nonqualified Deferred Compensation Plan, dated as of January 31, 2014 (incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.30*
Amendment Five to the Nonqualified Deferred Compensation Plan, dated as of August 17, 2015 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2015) (File No. 001-36353).

10.31*
Perrigo Company Employee Severance Programme - Ireland, effective December 18, 2016 (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.32*
Perrigo Company plc Executive Committee Severance Policy, effective as of June 14, 2017 (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.33*
Perrigo Company plc Change in Control Severance Policy for U.S. Employees, as amended and restated effective February 5, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2017) (File No. 001-36353).

10.34*
Perrigo Company plc U.S. Severance Policy, as amended and restated effective February 6, 2017 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2017) (File No. 001-36353).

10.35*
Forms of Non-Qualified Stock Option Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.49 to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2009) (File No. 000-19725).

10.36*
Form of Non-Qualified Stock Option Agreement under Perrigo Company's 2003 Long-Term Incentive Plan (incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 2, 2005) (File No. 000-19725).

10.37*
Forms of Non-Qualified Stock Option Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan (incorporated by reference from Exhibit 10(c) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 3, 2009) (File No. 000-19725).

Perrigo Company plc - Item 15
Exhibits

10.38*
Form of Long-Term Incentive Award Agreement under Perrigo Company's 2003 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on August 22, 2006) (File No. 000-19725).

10.39*
Form of Long-Term Incentive Award Agreement under Perrigo Company's 2003 Long-Term Incentive Plan (incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2007) (File No. 000-19725).

10.40*
Form of 2006 Long-Term Incentive Award Agreement, for Approved Section 102 Awards under Perrigo Company’s 2003 Long-Term Incentive Plan (incorporated by reference from Exhibit 10(f) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007) (File No. 000-19725).

10.41*
Form of 2006 Long-Term Incentive Award Agreement under Perrigo Company’s 2003 Long-Term Incentive Plan (incorporated by reference from Exhibit 10(g) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007) (File No. 000-19725).

10.42*
Forms of Restricted Stock Unit Award Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.50 to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2009) (File No. 000-19725).

10.43*
Forms of Restricted Stock Unit Award Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.52 to Perrigo Company's Annual Report on Form 10-K filed on August 16, 2011) (File No. 000-19725).

10.44*
Forms of Grant Agreement under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.45*
Forms of Restricted Stock Unit Award Agreement (Service-Based) under the Company’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014) (File No. 001-36353).

10.46*
Forms of Service-Based and Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 22, 2015) (File No. 001-36353).

10.47*
Forms of Amendments to Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 26, 2015) (File No. 001-36353).

10.48*
Forms of Service-Based and Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 12, 2015) (File No. 001-36353).

10.49*
Form of Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Participants under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2015) (File No. 001-36353).

10.50*
Forms of Amendments to Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 13, 2015) (File No. 001-36353).

10.51*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.41 to the Company’s Transition Report on Form 10-KT filed on February 25, 2016) (File No. 001-36353).

10.52*	Form of Perrigo Company plc Director Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.53*	Form of Perrigo Company plc Officer Indemnity Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.54*	Form of Perrigo Company Indemnity Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.55*
Forms of Amendment to Service-Based Restricted Stock Unit Award Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.56*
Forms of Amendment to Performance-Based Restricted Stock Unit Award Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.57*
Forms of Amendment to Nonqualified Stock Option Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.58*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.59*
Forms of Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.60*
Forms of Nonqualified Stock Option Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.61*	Forms of Service-Based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (filed herewith).

10.62*	Forms of Performance-Based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (filed herewith).

10.63*	Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (filed herewith).

10.64*
Employment agreement, dated October 25, 2016, by and between Perrigo Israel Pharmaceuticals Ltd. and Sharon Kochan (incorporated by reference from Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on May 22, 2017) (File No. 001-36353).

10.65*
Amendment No.1 to Employment Agreement, effective as of June 5, 2017, made by and among Perrigo Company plc, Perrigo Management Company and John T. Hendrickson (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2017) (File No. 001-36353).

10.66*
Letter Agreement between Perrigo Company plc and Ronald L. Winowiecki, dated July 18, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017) (File No. 001-36353).

10.67*
Employment Agreement, effective as of January 15, 2018, by and between Perrigo Pharma International DAC and Uwe Roehrhoff (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2018) (File No. 001-36353).

10.68*	Amendment No. 1 to Employment Agreement, effective as of January 26, 2018, by and between Perrigo Pharma International DAC Company and Uwe Roehrhoff (filed herewith).

10.69*	Management Agreement, effective as of February 20, 2017, by and between Omega Pharma International NV and Svend Andersen (filed herewith).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Perrigo Company plc - Item 15
Exhibits

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Confidential treatment has been requested for portions of this agreement. A completed copy of the agreement, including the redacted portions, has been filed separately with the SEC.

*	Denotes management contract or compensatory plan or arrangement.

(b)	Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

Perrigo Company plc

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY PLC
(in millions)

	Year Ended		Six Months Ended
Allowance for doubtful accounts	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of period	$6.3	$4.5	$2.6
Net bad debt expenses(1)	1.4	2.1	2.5
Additions/(deductions)(2)	(1.5)	(0.3)	(0.6)
Balance at end of period	$6.2	$6.3	$4.5

(1)	Includes effects of changes in foreign exchange rates.

(2)	Uncollectible accounts written off, net of recoveries. Also includes effects of changes in foreign exchange rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2017 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on March 1, 2018.

PERRIGO COMPANY PLC

By:	/s/ Uwe F. Roehrhoff
Uwe F. Roehrhoff
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Uwe F. Roehrhoff, Ronald L. Winowiecki and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2017 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2017 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2018.

Signature	Title

/s/ Uwe F. Roehrhoff	President and Chief Executive Officer
Uwe F. Roehrhoff	(Principal Executive Officer)

/s/ Ronald L. Winowiecki	Chief Financial Officer
Ronald L. Winowiecki	(Principal Accounting and Financial Officer)

/s/ Laurie Brlas	Chairman
Laurie Brlas

/s/ Bradley A. Alford	Director
Bradley A. Alford

/s/ Rolf A. Classon	Director
Rolf A. Classon

/s/ Adriana Karaboutis	Director
Adriana Karaboutis

/s/ Gary M. Cohen	Director
Gary M. Cohen

/s/ Jeffrey B. Kindler	Director
Jeffrey B. Kindler

/s/ Donal O'Connor	Director
Donal O'Connor

/s/ Geoffrey M. Parker	Director
Geoffrey M. Parker

/s/ Theodore R. Samuels	Director
Theodore R. Samuels

/s/ Jeffrey C. Smith	Director
Jeffrey C. Smith