Form 10-Q
period 2018-03-31
PERRIGO Co plc
filed 2018-05-08
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of May 4, 2018, there were 138,462,112 ordinary shares outstanding.

PERRIGO COMPANY PLC
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions, future events or future performance contained in this report, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” "forecast," “predict,” “potential” or the negative of those terms or other comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; the success of management transition; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information; potential impacts of ongoing or future government investigations and regulatory initiatives; resolution of uncertain tax positions; the impact of U.S. tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions and the success of such transactions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts and other initiatives. In addition, we may identify new, or be unable to remediate previously identified, material weaknesses in our internal control over financial reporting. Furthermore, we may incur additional tax liabilities in respect of 2016 and prior years or be found to have breached certain provisions of Irish company law in connection with our restatement of our previously filed financial statements, which may result in additional expenses and penalties. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2017 and in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$1,217.0	$1,194.0
Cost of sales	724.3	729.6
Gross profit	492.7	464.4

Operating expenses
Distribution	24.7	21.1
Research and development	38.4	39.8
Selling	161.3	155.0
Administration	107.6	105.4
Impairment charges	—	12.2
Restructuring	1.5	38.7
Other operating loss (income)	2.9	(36.3)
Total operating expenses	336.4	335.9

Operating income	156.3	128.5

Change in financial assets	9.6	(17.1)
Interest expense, net	31.4	53.3
Other expense (income), net	4.3	(3.5)
Loss on extinguishment of debt	0.5	—
Income before income taxes	110.5	95.8
Income tax expense	29.7	24.2
Net income	$80.8	$71.6

Earnings per share
Basic	$0.57	$0.50
Diluted	$0.57	$0.50

Weighted-average shares outstanding
Basic	140.8	143.4
Diluted	141.4	143.6

Dividends declared per share	$0.19	$0.16

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$80.8	$71.6
Other comprehensive income:
Foreign currency translation adjustments	73.0	65.4
Change in fair value of derivative financial instruments, net of tax	(0.6)	1.6
Change in fair value of investment securities, net of tax	—	(11.4)
Change in post-retirement and pension liability, net of tax	(0.2)	(0.1)
Other comprehensive income, net of tax	72.2	55.5
Comprehensive income	$153.0	$127.1
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$687.3	$678.7
Accounts receivable, net of allowance for doubtful accounts of $6.5 million and $6.2 million, respectively	1,123.4	1,130.8
Inventories	843.8	806.9
Prepaid expenses and other current assets	246.2	203.2
Total current assets	2,900.7	2,819.6
Property, plant and equipment, net	829.3	833.1
Goodwill and other indefinite-lived intangible assets	4,300.8	4,265.7
Other intangible assets, net	3,259.1	3,290.5
Non-current deferred income taxes	19.6	10.4
Other non-current assets	330.1	409.5
Total non-current assets	8,738.9	8,809.2
Total assets	$11,639.6	$11,628.8
Liabilities and Shareholders’ Equity
Accounts payable	$512.2	$450.2
Payroll and related taxes	113.0	148.8
Accrued customer programs	438.3	419.7
Accrued liabilities	205.3	230.8
Accrued income taxes	65.7	116.1
Current indebtedness	58.0	70.4
Total current liabilities	1,392.5	1,436.0
Long-term debt, less current portion	3,280.6	3,270.8
Non-current deferred income taxes	332.0	321.9
Other non-current liabilities	428.9	429.5
Total non-current liabilities	4,041.5	4,022.2
Total liabilities	5,434.0	5,458.2
Commitments and contingencies - Note 14
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,769.5	7,892.9
Accumulated other comprehensive income	324.3	253.1
Retained earnings (accumulated deficit)	(1,888.4)	(1,975.5)
Total controlling interest	6,205.4	6,170.5
Noncontrolling interest	0.2	0.1
Total shareholders’ equity	6,205.6	6,170.6
Total liabilities and shareholders' equity	$11,639.6	$11,628.8

Supplemental Disclosures of Balance Sheet Information
Ordinary shares, issued and outstanding	139.7	140.8

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash Flows From (For) Operating Activities
Net income	$80.8	$71.6
Adjustments to derive cash flows
Depreciation and amortization	109.5	109.4
Share-based compensation	12.7	6.1
Impairment charges	—	12.2
Change in financial assets	9.6	(17.1)
Loss on extinguishment of debt	0.5	—
Restructuring charges	1.5	38.7
Deferred income taxes	(7.2)	(46.0)
Amortization of debt premium	(2.1)	(6.4)
Other non-cash adjustments, net	12.1	(1.1)
Subtotal	217.4	167.4
Increase (decrease) in cash due to:
Accounts receivable	2.6	50.1
Inventories	(43.7)	0.5
Accounts payable	57.5	2.5
Payroll and related taxes	(38.9)	(10.1)
Accrued customer programs	17.3	(32.7)
Accrued liabilities	(24.0)	2.3
Accrued income taxes	6.4	41.4
Other, net	(22.2)	(26.9)
Subtotal	(45.0)	27.1
Net cash from operating activities	172.4	194.5
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	10.0	85.3
Additions to property, plant and equipment	(13.4)	(22.0)
Net proceeds from sale of business and other assets	1.3	25.3
Proceeds from sale of the Tysabri® financial asset	—	2,200.0
Other investing, net	—	(0.8)
Net cash from (for) investing activities	(2.1)	2,287.8
Cash Flows From (For) Financing Activities
Issuances of long-term debt	431.0	—
Payments on long-term debt	(444.5)	(13.6)
Borrowings (repayments) of revolving credit agreements and other financing, net	(6.2)	0.3
Deferred financing fees	(2.4)	(0.4)
Repurchase of ordinary shares	(108.1)	—
Cash dividends	(26.7)	(23.0)
Other financing, net	(5.7)	(0.5)
Net cash (for) financing activities	(162.6)	(37.2)
Effect of exchange rate changes on cash and cash equivalents	0.9	10.4
Net increase (decrease) in cash and cash equivalents	8.6	2,455.5
Cash and cash equivalents, beginning of period	678.7	622.3
Cash and cash equivalents, end of period	$687.3	$3,077.8

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

We are a leading global healthcare company, delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We are a leading provider of branded OTC products throughout Europe, and also a leading producer of generic pharmaceutical topical products such as creams, lotions, gels, and nasal sprays ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements have been included and include our accounts and the accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Standard Pronouncements

Below are recent Accounting Standard Updates ("ASU") that we are still assessing to determine the effect on our Condensed Consolidated Financial Statements. We do not believe that any other recently issued accounting standards could have a material effect on our Condensed Consolidated Financial Statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Perrigo Company plc - Item 1
Note 1

Recently Issued Accounting Standards Not Yet Adopted
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Leases
This guidance was issued to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. For leases with a term of 12 months or less, lessees are permitted to make an election to not recognize right-of-use assets and lease liabilities. The guidance is required to be adopted using the modified retrospective approach. Early adoption is permitted.
January 1, 2019
We have begun to prepare a full inventory of our portfolio of leases and once complete, we will begin to assess and quantify the likely impact on our Consolidated Financial Statements. In addition, we are in the design phase of our lease integration tool.

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
Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This guidance permits tax effects stranded in accumulated other comprehensive income as a result of tax reform to be reclassified to retained earnings. This reclassification is optional and will require additional disclosure regarding whether reclassification is elected or not.
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
		January 1, 2020	We are currently evaluating the new standard for potential impacts on our receivables, and other financial instruments.
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
January 1, 2020
Upon adoption, this guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment. After adoption, a Step 1 failure will result in an immediate impairment charge based on the carrying value of the reporting unit. There is no immediate adoption impact on the Consolidated Financial Statements as the standard will be adopted prospectively.

Perrigo Company plc - Item 1
Note 2

NOTE 2 – REVENUE RECOGNITION

We adopted ASU 2014-09 Revenue from Contracts with Customers and its related amendments (collectively, "ASC 606"), as required, on January 1, 2018 using the modified retrospective method for all contracts not completed as of the adoption date. The reported results for the periods in 2018 reflect the application of ASC 606 while the results for the comparable reporting periods in 2017 were prepared under the guidance of Revenue Recognition ("ASC 605"). The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the transfer of control of our products and will provide enhanced disclosures to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these products.

Product Revenue

Revenues from product sales are recognized when or as the customer obtains control of our products.

We generally recognize product revenues for our contract performance obligations at a point in time, typically upon shipment or delivery of the product to the customer. For point in time customers for which control transfers on delivery to the customer due to free on board destination terms (“FOB”), an adjustment is recorded to defer revenue recognition over an estimate of days until control transfers at the point of delivery. Where we recognize revenues at a point in time, the transfer of title is the primary indicator that control has transferred. In other limited instances, primarily relating to those contracts that relate to contract manufacturing performed for our customers and certain store branded products, control transfers as the product is manufactured. Control is deemed to transfer over time for these contracts as the product does not have an alternative use and we have a contractual right to payment for performance completed to date. Revenue for contract manufacturing contracts is recognized over the transfer period using an input method that measures progress towards completion of the performance obligation as costs are incurred. For store branded product revenues recognized over time, an output method is used to recognize revenue when production of a unit is completed, because product customization occurs when the product is packaged as a finished good under the store brand label of the customer.

Net product sales include estimates of variable consideration for which accruals and allowances are established. Variable consideration for product sales consists primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable. Where appropriate, these estimates take into consideration a range of possible outcomes in which relevant factors such as historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns are either probability weighted to derive an estimate of expected value or the estimate reflects the single most likely outcome. Overall, these reserves reflect the best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known.

Other Revenue Policies

We receive payments from our customers based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. In most cases, the timing of the unconditional right to payment aligns with shipment or delivery of the product and the recognition of revenue; however, for those customers where revenue is recognized at a time prior to shipment or delivery due to over-time revenue recognition, a contract asset is recorded and is reclassified to an accounts receivable when it becomes unconditional under the contract upon shipment or delivery to the customer.

We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised products to the customer will be one year or less, which is the case with substantially all customers.

Perrigo Company plc - Item 1
Note 2

Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Shipping and handling costs billed to customers are included in net sales. Conversely, shipping and handling expenses we incur are included in cost of sales.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

Three Months Ended
March 31, 2018
U.S.	$786.4
Europe(2)	361.9
All other countries(3)	68.7
$1,217.0

(1) The net sales by geography is derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $5.4 million.
(3) Includes net sales generated primarily in Israel, Mexico, Australia, and Canada.

The following is a summary of our net sales by category (in millions):

Three Months Ended
March 31, 2018
CHCA
Cough/Cold/Allergy/Sinus(1)	$141.5
Infant Nutritionals	103.4
Analgesics(1)	93.7
Gastrointestinal(1)	92.2
Smoking Cessation	65.9
Animal Health	26.3
Vitamins, Minerals and Dietary Supplements(1)	3.0
Other CHCA(1),(2)	75.6
Total CHCA	601.6
CHCI
Cough, Cold, and Allergy	98.7
Lifestyle	89.7
Personal Care and Derma-Therapeutics	75.6
Natural Health and Vitamins, Minerals and Dietary Supplements	33.2
Anti-Parasite	28.1
Other CHCI(3)	76.1
Total CHCI	401.4
Total RX	214.0
Total net sales	$1,217.0

(1)    Includes net sales from our OTC contract manufacturing business.

(2)	Consists primarily of branded OTC, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

(3)
Consists primarily of liquid licensed products, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

Perrigo Company plc - Item 1
Note 2

While the majority of revenue is recognized at a point in time, certain of our product revenues are recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements which occur in both the Consumer Healthcare Americas ("CHCA") and Consumer Healthcare International ("CHCI") segments. Contract manufacturing revenues were $69.4 million for the three months ended March 31, 2018.

We also recognized a portion of the store brand OTC product revenues in the CHCA segment on an over time basis; however, the timing between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	January 1, 2018	March 31, 2018
Short-term contract assets	Prepaid expenses and other current assets	$20.5	$26.1

We had no asset impairment charges related to contract assets in the three months ended March 31, 2018.

Impact on financial statements

Condensed Consolidated Statement of Operations

Net sales and Cost of sales were higher in the three months ended March 31, 2018 as a result of adopting ASC 606 due to net sales from contract manufacturing and certain OTC product sales being recognized on an over time basis as the performance obligation was satisfied, compared to the previous revenue recognition under ASC 605, which would have occurred when the product was shipped or delivered. This has resulted in the recognition of a contract asset.

	Three Months Ended
	March 31, 2018
(in millions, except per share amounts, unaudited)	As reported	Adjustments	Before adoption of ASC 606
Net sales	$1,217.0	$(5.6)	$1,211.4
Cost of sales	724.3	(3.1)	721.2
Gross profit	492.7	(2.5)	490.2

Operating income	156.3	(2.5)	153.8

Net income	$80.8	$(2.5)	$78.3

Earnings per share
Basic	$0.57	$(0.02)	$0.55
Diluted	$0.57	$(0.02)	$0.55

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended
	March 31, 2018
(in millions, unaudited)	As reported	Adjustments	Before adoption of ASC 606
Net income	$80.8	$(2.5)	$78.3
Comprehensive income	$153.0	$(2.5)	$150.5

Perrigo Company plc - Item 1
Note 2

Condensed Consolidated Balance Sheet

	Three Months Ended
	March 31, 2018
(in millions, unaudited)	As reported	Adjustments	Before adoption of ASC 606
Assets
Inventories	$843.8	$17.9	$861.7
Prepaid expenses and other current assets	246.2	(26.1)	220.1
Total current assets	2,900.7	(8.2)	2,892.5
Total assets	$11,639.6	$(8.2)	$11,631.4
Liabilities and Shareholders’ Equity
Other non-current liabilities	$428.9	$(0.3)	$428.6
Total non-current liabilities	4,041.5	(0.3)	4,041.2
Total liabilities	5,434.0	(0.3)	5,433.7
Shareholders’ equity
Controlling interest:
Retained earnings (accumulated deficit)	(1,888.4)	(7.9)	(1,896.3)
Total controlling interest	6,205.4	(7.9)	6,197.5
Total shareholders’ equity	6,205.6	(7.9)	6,197.7
Total liabilities and shareholders' equity	$11,639.6	$(8.2)	$11,631.4

Condensed Consolidated Statement of Cash Flows

	Three Months Ended
	March 31, 2018
(in millions, unaudited)	As reported	Adjustments	Before adoption of ASC 606
Cash Flows From (For) Operating Activities
Net income	$80.8	$(2.5)	$78.3
Increase (decrease) in cash due to:
Inventories	(43.7)	(3.1)	(46.8)
Other, net	(22.2)	5.6	(16.6)
Subtotal	(45.0)	2.5	(42.5)
Net cash from operating activities	$172.4	$—	$172.4

NOTE 3 – DIVESTITURES

Prior Year Divestitures

On January 3, 2017, we sold certain Abbreviated New Drug Applications ("ANDAs") for $15.0 million to a third party, which was recorded as a gain in Other operating loss (income) on the Condensed Consolidated Statements of Operations in our Prescription Pharmaceuticals ("RX") segment.

On February 1, 2017, we completed the sale of the animal health pet treats plant fixed assets within our CHCA segment, which were previously classified as held-for sale. We received $7.7 million in proceeds, which resulted in an immaterial loss.

Perrigo Company plc - Item 1
Note 4

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

Reporting Segments:	December 31, 2017	Currency translation adjustments	March 31, 2018
CHCA	$1,847.4	$1.7	$1,849.1
CHCI	1,205.7	32.7	1,238.4
RX	1,122.3	(0.3)	1,122.0
Total goodwill	$4,175.4	$34.1	$4,209.5

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	March 31, 2018		December 31, 2017
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$312.3	$180.2	$311.2	$169.8
Developed product technology, formulations, and product rights	1,362.8	629.5	1,358.4	598.7
Customer relationships and distribution networks	1,675.0	500.8	1,642.0	460.6
Trademarks, trade names, and brands	1,367.5	149.9	1,335.4	129.5
Non-compete agreements	14.8	12.9	14.7	12.6
Total definite-lived intangibles	$4,732.4	$1,473.3	$4,661.7	$1,371.2
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$52.8	$—	$52.1	$—
In-process research and development	38.5	—	38.2	—
Total indefinite-lived intangibles	91.3	—	90.3	—
Total other intangible assets	$4,823.7	$1,473.3	$4,752.0	$1,371.2

Certain intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and accumulated amortization balances are subject to foreign currency movements.

We recorded amortization expense of $87.2 million and $85.5 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

We recorded an impairment charge of $12.2 million on certain In Process Research and Development ("IPR&D") assets during the three months ended April 1, 2017 due to changes in the projected development and regulatory timelines for various projects. We also recorded a decrease in the contingent consideration liability associated with certain IPR&D assets in Other operating loss (income) on the Condensed Consolidated Statements of Operations (refer to Note 7).

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING

We have accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR

Perrigo Company plc - Item 1
Note 4

LIBOR rate plus a spread. The total amount factored on a non-recourse basis and excluded from accounts receivable was $22.5 million and $27.5 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 6 – INVENTORIES

Major components of inventory were as follows (in millions):

	March 31, 2018	December 31, 2017
Finished goods	$467.4	$454.3
Work in process	161.1	152.8
Raw materials	215.3	199.8
Total inventories	$843.8	$806.9

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of our financial instruments carried at fair value and measured at fair value on a recurring and non-recurring basis by the above pricing categories (in millions):

		Fair Value
	Fair Value Hierarchy	March 31, 2018	December 31, 2017
Measured at fair value on a recurring basis:
Assets:
Investment securities	Level 1	$13.8	$17.0

Foreign currency forward contracts	Level 2	$5.0	$6.3
Funds associated with Israeli severance liability	Level 2	15.0	16.3
Total level 2 assets		$20.0	$22.6

Royalty Pharma contingent milestone payments	Level 3	$124.9	$134.5

Liabilities:
Foreign currency forward contracts	Level 2	$3.8	$3.8

Contingent consideration	Level 3	$18.1	$22.0

Measured at fair value on a non-recurring basis:
Assets:
Definite-lived intangible assets(1)	Level 3	$—	$11.5

(1)	As of December 31, 2017, definite-lived intangible assets with a carrying amount of $31.2 million were written down to a fair value of $11.5 million.

Perrigo Company plc - Item 1
Note 7

There were no transfers among Level 1, 2, and 3 during the three months ended March 31, 2018 or the year ended December 31, 2017. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period (refer to Note 8 for information on our investment securities and Note 9 for a discussion of derivatives).

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

Financial Assets

On March 27, 2017, we announced the completed divestment of our Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended April 1, 2017. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $184.5 million as of April 1, 2017. We chose the fair value option as we believe it will help investors understand the potential future cash flows we may receive associated with the two contingent milestones.

Royalty Pharma Contingent Milestone Payments

We valued our contingent milestone payments from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. In the valuation of contingent milestone payments performed, we assumed volatility of 30.0% and a rate of return of 8.08% as of March 31, 2018. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. During the three months ended March 31, 2018, the fair value of the Royalty Pharma contingent milestone payments decreased $9.6 million. The decrease was primarily attributed to projected global net sales of Tysabri® continuing to fall below the threshold required for payment of the $250.0 million milestone payment for 2018. Global net sales of Tysabri® are being impacted by competition, namely the launch of Ocrevus® in the U.S. and European markets in 2017 and 2018, respectively.

Payment of the contingent milestone payments is dependent on actual global net sales of Tysabri® in 2018 and 2020. Of the $124.9 million of estimated fair value contingent milestone payments as of March 31, 2018, $68.2 million and $56.7 million relates to the 2018 and 2020 contingent milestone payments, respectively. If Tysabri® global net sales do not meet the prescribed threshold in 2018, we will write off the $68.2 million asset as an expense to Change in financial assets on the Condensed Consolidated Statement of Operations. If the prescribed threshold is exceeded, we will write up the asset to $250.0 million and recognize income of $181.8 million in Change in financial assets on the Condensed Consolidated Statement of Operations. If Tysabri® global net sales do not meet the prescribed threshold in 2020, we will write off the $56.7 million asset as an expense to Change in financial assets on the Condensed Consolidated Statement of Operations. If the prescribed threshold is exceeded,

Perrigo Company plc - Item 1
Note 7

we will write up the asset to $400.0 million and recognize income of $343.8 million in Change in financial assets on the Condensed Consolidated Statement of Operations.

Global Tysabri® net sales need to exceed $1.85 billion and $1.95 billion in 2018 and 2020, respectively, in order for Royalty Pharma to receive the level of royalties needed to trigger the milestone payments owed to us.

The table below presents a reconciliation for the Royalty Pharma contingent milestone payments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Change in fair value in the table was recorded in Change in financial assets on the Condensed Consolidated Statements of Operations.

Three Months Ended
March 31, 2018
Royalty Pharma Contingent Milestone Payments
Beginning balance	$134.5
Change in fair value	(9.6)
Ending balance	$124.9

Contingent Consideration

Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product. We reduced a contingent consideration liability associated with certain IPR&D assets (refer to Note 4) and recorded a corresponding gain of $16.5 million during the three months ended April 1, 2017, this gain was partially offset by net realized losses of $2.1 million. The liability decrease relates to a reduction of the probability of achievement assumptions and anticipated cash flows.

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Net realized losses in the table were recorded in Other expense (income), net on the Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31, 2018	April 1, 2017
Contingent Consideration
Beginning balance	$22.0	$69.9
Net realized (gains) losses	0.4	(14.4)
Currency translation adjustments	0.1	(0.1)
Settlements	(4.4)	(3.4)
Ending balance	$18.1	$52.0

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Perrigo Company plc - Item 1
Note 7

Definite-Lived Intangible Assets

When assessing our definite-lived assets for impairment, we utilize either a multi-period excess earnings method ("MPEEM") or a relief from royalty method to determine the fair value of the asset and use the forecasts that are consistent with those used in the reporting unit analysis. Below is a summary of the various metrics used in our valuations:

Year Ended
December 31, 2017
Lumara Branded Intangible
5-year average growth rate	(4.1)%
Discount rate	13.5%
Valuation method	MPEEM

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of public bonds, a private placement note, and a retail bond as follows:

	Fair Value Hierarchy	March 31, 2018	December 31, 2017
(in billions)
Public Bonds	Level 1
Carrying Value (excluding discount)		$2.6	$2.6
Fair value		$2.6	$2.7

(in millions)
Retail bond and private placement note	Level 2
Carrying value (excluding premium)		$314.3	$306.0
Fair value		$348.0	$342.1

The fair values of our public bonds for all periods were based on quoted market prices. The fair values of our retail bond and private placement note for all periods were based on interest rates offered for borrowings of a similar nature and remaining maturities.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and variable rate long-term debt, approximate their fair value.

Perrigo Company plc - Item 1
Note 8

NOTE 8 – INVESTMENTS

The following table summarizes our equity security measurement category, balance sheet location, and balances (in millions):

Measurement Category	Balance Sheet Location	March 31, 2018	December 31, 2017(2)
Fair value method	Prepaid expenses and other current assets	$13.8	$17.0
Fair value method(1)	Other non-current assets	$5.1	$6.3
Equity method	Other non-current assets	$4.7	$4.9

(1) The March 31, 2018 equity securities are measured at fair value using the Net Asset Value practical expedient.
(2) The December 31, 2017 balances presented reflect historical recognition and measurement investment categories existing prior to the adoption of ASU 2016-01, which include available for sale and cost method securities.

The following table summarizes our equity security expense (income) recognized in earnings (in millions):

		Three Months Ended
Measurement Category	Income Statement Location	March 31, 2018	April 1, 2017
Fair value method	Other expense (income), net	$4.4	$—
Equity method	Other expense (income), net	$0.2	$(0.1)

On January 1, 2018, as a result of the adoption of ASU 2016-01, we made a $1.4 million cumulative-effect adjustment to Retained earnings (accumulated deficit) that consisted of net unrealized losses on previously classified available for sale securities from Other comprehensive income ("OCI").

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     All of our designated derivatives were classified as cash flow hedges as of March 31, 2018 and December 31, 2017. Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in Shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. Any ineffective portion of the change in fair value of the derivative is immediately recognized in earnings. All of our designated derivatives are assessed for hedge effectiveness quarterly.

Perrigo Company plc - Item 1
Note 9

We also have economic non-designated derivatives that do not meet hedge accounting criteria. These derivative instruments are adjusted to current market value at the end of each period through earnings. Gains or losses on these instruments are offset substantially by the remeasurement adjustment on the hedged item.

Interest Rate Swaps

Interest rate swap agreements are contracts to exchange floating rate for fixed rate payments (or vice versa) over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to Interest expense, net.

Foreign Currency Derivatives

We enter into foreign currency forward contracts, both designated and non-designated, in order to manage the impact of foreign exchange fluctuations on expected future purchases and related payables denominated in a foreign currency, as well as to hedge the impact of foreign exchange fluctuations on expected future sales and related receivables denominated in a foreign currency. Both types of forward contracts have a maximum maturity date of 18 months. The total notional amount for these contracts was $583.3 million and $592.3 million as of March 31, 2018 and December 31, 2017, respectively.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects and are presented in millions.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2018	December 31, 2017
Designated derivatives:
Foreign currency forward contracts	Other current assets	$3.4	$4.1
Non-designated derivatives:
Foreign currency forward contracts	Other current assets	$1.6	$2.2

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2018	December 31, 2017
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.2	$1.4
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.6	$2.4

The gains (losses) recorded in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended
Designated Cash Flow Hedges	March 31, 2018	April 1, 2017
Foreign currency forward contracts	$(0.2)	$2.5

Perrigo Company plc - Item 1
Note 9

The gains (losses) reclassified from Accumulated other comprehensive income ("AOCI") into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)
		Three Months Ended
Designated Cash Flow Hedges	Income Statement Location	March 31, 2018	April 1, 2017
Interest rate swap agreements	Interest expense, net	$(0.4)	$(0.6)
Foreign currency forward contracts	Net sales	(0.1)	0.2
	Cost of sales	2.3	0.7
	Interest expense, net	(1.0)	(0.6)
	Other expense (income), net	(0.4)	(0.5)
Total		$0.4	$(0.8)

The net of tax amount expected to be reclassified out of AOCI into earnings during the next 12 months is a $1.8 million loss.

The gains (losses) recognized in earnings for the ineffective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Recognized in Earnings (Ineffective Portion)
		Three Months Ended
Designated Cash Flow Hedges	Income Statement Location	March 31, 2018	April 1, 2017
Foreign currency forward contracts	Other expense (income), net	$—	$0.9

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized against Earnings
		Three Months Ended
Non-Designated Derivatives	Income Statement Location	March 31, 2018	April 1, 2017
Foreign currency forward contracts	Other expense (income), net	$3.5	$(8.9)
	Interest expense, net	(0.9)	(0.4)
Total		$2.6	$(9.3)

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		March 31, 2018	December 31, 2017
Term loans
2018 Term loan due March 8, 2020(1)		$417.9	$—
2014 Term loan due December 5, 2019(1)		—	420.0
Total term loans		417.9	420.0
Notes and Bonds
Coupon	Due
5.000%	March 23, 2019(1)	147.9	144.0
3.500%	March 15, 2021	280.4	280.4
3.500%	December 15, 2021	309.6	309.6
5.105%	July 19, 2023(1)	166.4	162.0
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,914.3	2,906.0
Other financing		5.3	11.7
Unamortized premium (discount), net		20.1	21.4
Deferred financing fees		(19.0)	(17.9)
Total borrowings outstanding		3,338.6	3,341.2
Current indebtedness		(58.0)	(70.4)
Total long-term debt less current portion		$3,280.6	$3,270.8

(1)	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of March 31, 2018.

Revolving Credit Agreements

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 8, 2018, we terminated the 2014 Revolver and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver or 2014 Revolver as of March 31, 2018 or December 31, 2017, respectively.

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing December 5, 2019. On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020. In addition, as a result of the refinancing during the three months ended March 31, 2018, we recorded a loss of $0.5 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt.

Perrigo Company plc - Item 1
Note 10

Other Financing

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". The balance outstanding under the overdraft facilities was $1.2 million and $6.9 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Numerator:
Net income	$80.8	$71.6

Denominator:
Weighted average shares outstanding for basic EPS	140.8	143.4
Dilutive effect of share-based awards	0.6	0.2
Weighted average shares outstanding for diluted EPS	141.4	143.6

Anti-dilutive share-based awards excluded from computation of diluted EPS	0.7	1.0

Shareholders' Equity

Shares

We issued shares related to the exercise and vesting of share-based compensation as follows:

Three Months Ended
March 31, 2018	April 1, 2017
53,000	14,400

Share Repurchases

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. During the three months ended March 31, 2018, we repurchased 1.3 million ordinary shares at an average repurchase price of $81.92 per share, for a total of $108.1 million. We did not repurchase any shares under the share repurchase plan during the three months ended April 1, 2017.

Perrigo Company plc - Item 1
Note 13

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Foreign currency translation adjustments	Fair value of derivative financial instruments, net of tax	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2017	$260.6	$(9.8)	$1.0	$1.3	$253.1
ASU 2016-01 adoption impact	—	—	(1.0)	—	(1.0)
Balance at December 31, 2017 after adoption impact	$260.6	$(9.8)	$—	$1.3	$252.1
OCI before reclassifications	73.0	(0.1)	—	(0.2)	72.7
Amounts reclassified from AOCI	—	(0.5)	—	—	(0.5)
Other comprehensive income	$73.0	$(0.6)	$—	$(0.2)	$72.2
Balance at March 31, 2018	$333.6	$(10.4)	$—	$1.1	$324.3

NOTE 13 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended
March 31, 2018	April 1, 2017
26.9%	25.3%

The effective tax rate for the three months ended March 31, 2018 increased in comparison to the prior year period due primarily to additional valuation allowances recorded against deferred tax assets partially offset by discrete tax benefits.

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

On August 15, 2017, we filed a complaint in the U.S. District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the Internal Revenue Service (“IRS”), plus statutory interest thereon from the dates of payment, for the fiscal years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Our claims for refund were disallowed by certified letters dated August 18, 2015 and July 11, 2017, for the 2009-2010 tax years and 2011-2012 tax years, respectively. The

Perrigo Company plc - Item 1
Note 13

complaint was timely, based upon the refund claim denials, and seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year, and $24.7 million for the 2012 tax year. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017.

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

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the U.S., Israel, Ireland and other jurisdictions in Europe. In addition to the matters discussed above, the IRS is currently auditing our fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015 (which covers the period of the Elan transaction). The Israel Tax Authority is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014. The Ireland Tax Authority is currently auditing our years ended December 31, 2012 and December 31, 2013.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of the U.S. GAAP ASC 740 income tax accounting for tax law changes enacted during 2017, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. In accordance with SAB 118, for the year ended December 31, 2017, we recorded an income tax benefit of $2.4 million in connection with the remeasurement of certain deferred tax assets and liabilities and also recorded a $17.5 million increase of current tax expense in connection with the Transition Toll Tax on cumulative U.S. owned foreign earnings of $1.2 billion. The tax impacts represent provisional amounts and are a reasonable estimate. The IRS issued additional guidance related to the U.S. Tax Act during the quarter ended March 31, 2018, which resulted in no changes to the provisional estimates recorded at December 31, 2017. Further work is necessary to perform additional analysis of historical foreign earnings and U.S. cumulative temporary differences, as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense when the analysis is complete in 2018.

The U.S. Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed

Perrigo Company plc - Item 1
Note 13

Income states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, we made a reasonable estimate of the tax effect of a GILTI inclusion for 2018, which is not material for the quarter. We also estimate that we will not be subject to the base erosion anti-avoidance tax in 2018 and will not record tax benefits for deductions related to foreign-derived intangible income.

On December 22, 2017, the Belgian Parliament approved Belgian tax reform legislation (“Belgium Tax Act”), which was signed by the Belgian King and enacted on December 25, 2017. The Belgium Tax Act provides for a reduction to the corporate income tax rate from 34% to 30%, for 2018 and 2019, as well as a reduced corporate income tax rate of 25% for 2020 and beyond. The Belgium Tax Act also increased the participation exemption on dividend distributions to Belgium entities from 95% to 100%. The Belgium Tax Act also introduces Belgium tax consolidation and other anti-tax avoidance directives. For the year ended December 31, 2017, we recorded additional income tax expense of $24.1 million for the remeasurement of certain deferred tax assets and additional income tax benefit of $33.2 million for the remeasurement of certain deferred tax liabilities as a result of the Belgium Tax Act.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of March 31, 2018, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Price-Fixing Lawsuits

We have been named as a co-defendant with other manufacturers in a number of class actions alleging that we and other manufacturers of the same product engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as June 2013. The products in question are Clobetasol, Desonide, and Econazole. These complaints, along with complaints filed against other companies alleging price fixing with respect to more than two dozen other drugs, have been consolidated for pretrial proceedings as part of a case captioned In re Generic Pharmaceuticals Pricing Antitrust Litigation, MDL No. 2724 in the U.S. District Court for the Eastern District of Pennsylvania. Pursuant to the court’s schedule staging various cases in phases, we have moved to dismiss the complaints relating to Clobetasol and Econazole. We have also recently been named a defendant along with 31 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of all generic pharmaceutical products starting in 2013. A schedule for responses

Perrigo Company plc - Item 1
Note 14

to this complaint will be determined after decisions are rendered on the pending motions to dismiss the class cases. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

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

Perrigo Company plc - Item 1
Note 14

the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motions to dismiss filed in the Roofers' Pension Fund case (discussed above), and the court granted the stay motion.

On January 16, 2018, Manning & Napier Advisors, LLC filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Manning & Napier Advisors, LLC v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5) and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motion to dismiss filed in the Roofers' Pension Fund case (discussed above), and the court granted the stay motion.

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

On February 13, 2018, a group of plaintiff investors affiliated with Harel Insurance Investments & Financial Services, Ltd. filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). This lawsuit is not a securities class action. The new complaint is substantially similar to the amended complaint in the Roofers' Pension Fund case. The relevant period in the new complaint stretches from February 2014 to May 2, 2017. The complaint adds as defendants two individuals who served on our Board prior to 2016. The case is styled Harel Insurance Company, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey and is assigned to the same federal judge that is hearing the class action cases and the four other individual cases described above (Carmignac, Manning & Napier, Mason Capital, and Pentwater). The Harel Insurance Company complaint asserts claims under Securities Exchange Act section 10(b) (and related SEC Rule 10b‑5) and section 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. The complaint also asserts claims based on Israeli securities laws. In general, the plaintiffs' allegations describe events during the period from February 2014 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and

Perrigo Company plc - Item 1
Note 14

alleged improper accounting for the Tysabri® financial asset from February 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the four opt out cases also described above. The plaintiffs do not provide an estimate of damages. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motions to dismiss filed in the Roofers’ Pension Fund case (discussed above), which was granted by the court.

On February 16, 2018, First Manhattan Company filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled First Manhattan Co. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the five other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. This lawsuit was filed by the same law firm that filed the Manning & Napier Advisors case and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier Advisors case. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. On April 20, 2018, the plaintiff filed an amended complaint that did not materially change the factual allegations of the original complaint. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motions to dismiss filed in the Roofers’ Pension Fund case (discussed above). The court granted the stay motion.

On April 20, 2018, a group of plaintiff investors affiliated with TIAA-CREF filed a lawsuit against us and the same individuals who are the defendants in the Harel Insurance case complaint. This lawsuit is not a securities class action. The law firm representing the plaintiffs in the Harel Insurance case also represents the TIAA-CREF plaintiff entities in this case, and the new complaint is substantially similar to the Harel Insurance complaint. The relevant period in the new complaint is August 14, 2014 to May 2, 2017 inclusive. The case is styled TIAA-CREF Investment Management, LLC., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey and is assigned to the same federal judge that is hearing the class action case and the six other individual cases described above (Carmignac, Manning & Napier, Mason Capital, Pentwater, Harel Insurance, and First Manhattan). The TIAA-CREF Investment Management complaint asserts claims under Securities Exchange Act section 10(b) (and related SEC Rule l0b-5), section 14(e) (related to tender offer disclosures) against all defendants as well as section 20(a) control person liability against the individual defendants. In general, plaintiffs' allegations describe events during the period from August 2014 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset from August 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiffs do not provide an estimate of damages. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motions to dismiss filed in the Roofers' Pension Fund case (discussed above). The court granted the stay motion.

In Israel

Because our shares are traded on the Tel Aviv exchange under a dual trading arrangement, we are potentially subject to securities litigation in Israel. Three cases were filed; two were voluntarily dismissed and one was stayed. We are consulting Israeli counsel about our response to these allegations and we intend to defend these cases vigorously.

Perrigo Company plc - Item 1
Note 14

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

On July 12, 2017, the plaintiff in the Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. case filed a motion to have all three cases pending in Israel either consolidated or the other two cases dismissed so that the Israel Elec. Corp. Educ. Fund plaintiff can proceed as the sole plaintiff. In October 2017, the Schweiger plaintiffs (see description above) voluntarily dismissed their securities class action without prejudice as part of their response to the motion filed by the Israel Elec. Corp. Educ. Fund plaintiff. A variety of other procedural motions were also pending having to do with the timing of any response by defendants. The court held an initial conference on November 9, 2017 to address the motion filed by the Israel Elec. Corp. Educ. Fund plaintiff. Subsequently, the competing class plaintiffs held discussions and informed the court in January 2018 that they had reached an agreement among themselves such that the Education Fund case will continue and the Keinan plaintiff dismissed its case. The court approved this outcome. At the request of the parties, the court has stayed the Education Fund case pending the final adjudication of the class action case in D.N.J. (the Roofers’ Pension Fund case described above under Securities Litigation In the United States). The court approved the stay.

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

The District Court Justice was appointed as a Supreme Court Justice and ordered to move the case to a different panel. In an effort to reach a decision before the appointment, an additional hearing was held on March 12, 2018 in which the court urged the parties to try and exhaust their negotiations to the fullest and provide an update by May 13, 2018. In addition, the Court ordered the Attorney General to submit its opinion to the settlement agreement by May 30, 2018.

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

NOTE 15 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. The following reflects our restructuring activity (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Beginning balance	$21.4	$19.7
Additional charges	1.5	38.7
Payments	(10.8)	(7.1)
Non-cash adjustments	0.3	0.2
Ending balance	$12.4	$51.5

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges incurred during the three months ended March 31, 2018 were primarily associated with continued costs from actions we took to streamline our organization as announced on February 21, 2017. During the three months ended April 1, 2017, $23.7 million of restructuring expenses were recorded in the CHCA segment. There were no other material restructuring programs that significantly impacted any other reportable segments for the three months ended March 31, 2018 or April 1, 2017. All charges are recorded in Restructuring expense on the Condensed Consolidated financial statements. The remaining $8.5 million liability for employee severance benefits will be paid within the next year, while the remaining $3.9 million liability for lease exit costs will be paid over the remaining terms of the applicable leases.

NOTE 16 – SEGMENT INFORMATION

Our reporting segments are as follows:

•	Consumer Healthcare Americas, comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract, infant formula and animal health categories).

Perrigo Company plc - Item 1
Note 16

•
Consumer Healthcare International, comprises our branded consumer healthcare business primarily in Europe and our consumer focused businesses in the U.K., Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	Prescription Pharmaceuticals, comprises our U.S. Prescription Pharmaceuticals business.

We also had a legacy operating segment, Other, which contained our Active Pharmaceuticals ("API") business, which we divested (refer to Note 7). Following the divestitures, there were no substantial assets or operations left in the segment. Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

The below tables show select financial measures by reporting segment (in millions):

	Total Assets
	March 31, 2018	December 31, 2017
CHCA	$3,699.0	$3,786.8
CHCI	5,174.2	5,029.0
RX	2,766.4	2,813.0
Total	$11,639.6	$11,628.8

	Three Months Ended
	March 31, 2018			April 1, 2017
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHCA	$601.6	$113.1	$15.2	$582.8	$75.0	$17.1
CHCI	401.4	14.9	51.4	374.9	0.2	45.7
RX	214.0	61.9	20.6	217.4	88.2	22.3
Other	—	—	—	18.9	5.7	0.4
Unallocated	—	(33.6)	—	—	(40.6)	—
Total	$1,217.0	$156.3	$87.2	$1,194.0	$128.5	$85.5

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q and our Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2017 Form 10-K and Part II. Item 1A of this Form 10-Q.

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

We are a leading global healthcare company, delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We are a leading provider of branded OTC products throughout Europe, and also a leading producer of generic pharmaceutical topical products such as creams, lotions,

Perrigo Company plc - Item 2
Executive Overview

gels, and nasal sprays ("extended topical") prescription drugs. We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

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

2018 Highlights

•
We adopted ASU 2014-09 Revenue from Contracts with Customers and its related amendments (collectively, "ASC 606") on January 1, 2018 using the modified retrospective method. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the transfer of control of products to our customers and will provide financial statement readers with enhanced disclosures (refer to Item 1. Note 2).

•	We adopted ASU 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities effective January 1, 2018 (refer to Item 1. Note 8 and Note 12).

•	We repurchased $108.1 million worth of shares as part of our authorized share repurchase plan (refer to Item 1. Note 11).

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Results

	Three Months Ended
($ in millions)	April 1, 2017	March 31, 2018
Net sales	$1,194.0	$1,217.0
Gross profit	$464.4	$492.7
Gross profit %	38.9%	40.5%
Operating expenses	$335.9	$336.4
Operating expenses %	28.1%	27.6%
Operating income	$128.5	$156.3
Operating income %	10.8%	12.8%
Change in financial assets	$(17.1)	$9.6
Interest expense, net	$53.3	$31.4
Other expense (income), net	$(3.5)	$4.3
Loss on extinguishment of debt	$—	$0.5
Income tax expense	$24.2	$29.7
Net income	$71.6	$80.8

Perrigo Company plc - Item 2
Consolidated

* Total net sales by geography is derived from the location of the entity that sells to a third party.

The $23.0 million increase in consolidated net sales for the three months ended March 31, 2018 as compared to the prior year period was due primarily to new product sales of $41.2 million and favorable foreign currency translation of $44.5 million, partially offset by the absence of sales attributable to the exited Russian business, prior year distribution phase out initiatives of $21.7 million in the CHCI segment, the absence of Active Pharmaceuticals Ingredient ("API") business sales of $18.9 million in the former Other segment, and discontinued products of $8.3 million.

The $27.8 million increase in consolidated operating income for the three months ended March 31, 2018 as compared to the prior year period was due primarily to increased sales volumes, operational efficiencies, and lower operating expenses; partially offset by pricing pressures in certain categories across the organization.

Further details and analysis of our financial results for the three months ended March 31, 2018 are described below by reporting segment and line item. Refer to the "Unallocated Expenses," "Interest, Other and Change in financial assets (Consolidated)," and "Income Taxes (Consolidated)" sections below for discussions related to our expenses.

CONSUMER HEALTHCARE AMERICAS

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	April 1, 2017	March 31, 2018
Net sales	$582.8	$601.6
Gross profit	$188.4	$200.4
Gross profit %	32.3%	33.3%
Operating income	$75.0	$113.1
Operating income %	12.9%	18.8%

Perrigo Company plc - Item 2
CHCA

Three Months Ended March 31, 2018 vs. Three Months Ended April 1, 2017

Net sales increased $18.8 million, or 3%, over the prior year period due to:

•	New product sales of $11.2 million related primarily to the launches of esomeprazole magnesium (store brand equivalent to Nexium® 24HR capsules) and infant formula products; and

•	A net increase in sales of existing products of $8.4 million due primarily to:

•	Higher sale volumes in our infant nutritional, analgesics, and cough/cold/allergy categories; partially offset by

•	Lower sales in our animal health business; and

•	Ongoing pricing pressures in the segment, which we expect to continue for the foreseeable future;

•	Favorable foreign currency translation movement of $1.1 million; partially offset by

•	The absence of sales of discontinued products of $1.9 million.

Operating income increased $38.1 million, or 51%, as a result of:

•	An increase of $12.0 million in gross profit due to:

•	Higher volumes in certain categories, as discussed above; and

•	Positive contributions from supply chain efficiencies; offset partially by

•	Pricing pressures in the segment, as discussed above.

•	A decrease of $26.1 million in operating expenses due to:

•	Decreased restructuring expense of $23.3 million related to the cost reduction initiatives taken in the prior year period (refer to Item 1. Note 15);

•	Decreased Research and Development ("R&D") expenses of $1.4 million due to timing of clinical trials; and

•	Decreased contingent consideration adjustments of $1.5 million (refer to Item 1. Note 7).

•	Gross profit as a percentage of net sales was 100 bps higher due primarily to improved product mix; partially offset by pricing pressures, as discussed above.

•	Operating income as a percentage of net sales was 590 bps higher due primarily to decreased restructuring expense and improved product mix, each as discussed above.

CONSUMER HEALTHCARE INTERNATIONAL

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	April 1, 2017	March 31, 2018
Net sales	$374.9	$401.4
Gross profit	$169.5	$194.6
Gross profit %	45.2%	48.5%
Operating income	$0.2	$14.9
Operating income %	0.1%	3.7%

Perrigo Company plc - Item 2
CHCI

Three Months Ended March 31, 2018 vs. Three Months Ended April 1, 2017

Net sales increased $26.5 million, or 7%, over the prior year period due primarily to:

•	Favorable foreign currency translation movement of $43.3 million;

•	New product sales of $20.3 million; partially offset by

•	The absence of $21.7 million in sales attributable to the exited Russian business and prior year distribution phase out initiatives;

•	A net decrease in sales of existing products of $9.7 million due primarily to lower sales in the cough/cold/allergy, personal care, and analgesics categories; and

•	The absence of sales of discontinued products of $5.7 million.

Operating income increased $14.7 million, as a result of:

•	An increase of $25.1 million in gross profit due primarily to:

•	Favorable foreign currency translation movement; and

•	Improved product mix for sales of existing products.

•	An increase of $10.4 million in operating expenses due primarily to:

•	An increase of $11.3 million in selling and administrative expenses due primarily to unfavorable foreign currency translation; and

•	An increase in distribution costs of $2.3 million due primarily to unfavorable foreign currency translation; offset partially by

•	Decreased restructuring expense of $2.3 million related to the cost reduction initiatives taken in the prior year (refer to Item 1. Note 15); and

•	The absence of a $1.1 million impairment charge on certain In-process Research and Development ("IPR&D") assets.

•	Gross profit as a percentage of net sales was 330 bps higher due primarily to improved product mix, as described above.

•	Operating income as a percentage of net sales was 360 bps higher due primarily to an increase in gross profit.

•
Management continues to implement its previously disclosed strategy for brand prioritization, sales force restructuring, and manufacturing in-sourcing, which is expected to reduce selling costs, improve operating margins and focus on higher value OTC products.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We continue to experience a significant year-over-year reduction in pricing in our RX segment due to competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture supply chain productivity savings, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact the segment for the foreseeable future, and we are forecasting a high single digit pricing decline in this segment for the year ending December 31, 2018.

•
We are continuing our previously announced portfolio review process, which includes the ongoing comprehensive internal evaluation of the RX segment's market position, growth opportunities, and interdependencies with our manufacturing and shared service operations to determine if strategic alternatives should be explored.

Perrigo Company plc - Item 2
RX

Segment Results

Three Month Comparison

	Three Months Ended
($ in millions)	April 1, 2017	March 31, 2018
Net sales	$217.4	$214.0
Gross profit	$96.3	$97.8
Gross profit %	44.3%	45.7%
Operating income	$88.2	$61.9
Operating income %	40.5%	28.9%
Three Months Ended March 31, 2018 vs. Three Months Ended April 1, 2017

Net sales decreased $3.4 million, or 2%, due to:

•	New product sales of $9.7 million due primarily to sales of esomeprazole and testosterone 2% topical (generic equivalent to Axiron®); more than offset by

•	Decreased sales of existing products of $12.4 million due primarily to pricing pressure across the portfolio, which were partially offset by favorable volume and product mix; and

•	The absence of sales of discontinued products of $0.7 million.

Segment operating income decreased $26.3 million, or 30%, as a result of:

•	An increase of $1.5 million in gross profit due primarily to favorable volumes and product mix, as discussed above.

•	An increase of $27.8 million in operating expenses due primarily to:

•	The absence of the following:

•	Gain on the sale of certain Abbreviated New Drug Applications ("ANDAs") of $21.8 million (refer to Item 1. Note 3);

•	Gain related to contingent consideration of $16.2 million (refer to Item 1. Note 7); and

•	An impairment charge related to certain IPR&D assets of $11.1 million (refer to Item 1. Note 4);

•	Expenses related to acquisition charges and certain adjustments to contingent consideration of $4.1 million (refer to Item 1. Note 7); partially offset by

•	Decreased restructuring expense of $5.3 million due to the cost reduction initiatives taken in the prior year (refer to Item 1. Note 15).

•	Gross profit as a percentage of net sales was 140 bps higher due primarily to favorable product mix; offset partially by pricing pressure across the portfolio, each as discussed above.

•
Operating income as a percentage of net sales was 1,160 bps lower due primarily to the absence of gains on certain ANDA sales and contingent consideration in the prior year period; offset partially by the absence of impairment charges related to certain IPR&D assets in the prior year period.

Perrigo Company plc - Item 2
Other

OTHER

We had a legacy operating segment, Other, which contained our API businesses, which we divested in 2017 (refer to Item 1. Note 7). Following the divestitures, there were no substantial assets or operations left in the segment. During the three months ended April 1, 2017, the Other segment had $18.9 million of net sales and $5.7 million of operating income.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended
April 1, 2017	March 31, 2018
$40.6	$33.5

Effective January 1, 2017, due to the sale of the Tysabri® financial asset, all legal expenses associated with the former Specialty Sciences segment were moved to unallocated expenses.

The decrease of $7.1 million in unallocated expenses during the three months ended March 31, 2018 compared to the prior year period was due to a decrease of $5.3 million of administrative expenses driven primarily by decreased legal and consulting fees, and a $6.3 million decrease in restructuring expense related to the cost reduction initiatives taken in the prior year, partially offset by an increase in share-based compensation expense of $4.5 million driven by the absence of prior year adjustments related to the departure of certain executives.

Interest, Other and Change in Financial Assets (Consolidated)

	Three Months Ended
($ in millions)	April 1, 2017	March 31, 2018
Change in financial assets	$(17.1)	$9.6
Interest expense, net	$53.3	$31.4
Other expense (income), net	$(3.5)	$4.3
Loss on extinguishment of debt	$—	$0.5

Change in Financial Assets

On March 27, 2017, we announced the completed divestment of our Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain during the three months ended April 1, 2017. We elected to account for the contingent milestone payments using the fair value option method.

During the three months ended March 31, 2018, the fair value of the Royalty Pharma contingent milestone payments decreased $9.6 million. The decrease was primarily attributed to projected global net sales of Tysabri® continuing to fall below the threshold required for payment of the $250.0 million milestone payment for 2018. Global net sales of Tysabri® are being impacted by competition, namely the launch of Ocrevus® in the U.S. and European markets in 2017 and 2018, respectively (refer to Item 1. Note 7).

Interest Expense, Net

Interest expense, net was $31.4 million during the three months ended March 31, 2018 compared to $53.3 million for the three months ended April 1, 2017. The $21.9 million decrease was the result of the debt

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

repayments made during the year ended December 31, 2017 (refer to the "Borrowings and Capital Resources" section below and Item 1. Note 10).

Other (Income) Expense, Net

Other expense (income), net was $4.3 million expense for the three months ended March 31, 2018, compared to $3.5 million income for the three months ended April 1, 2017. The $7.8 million change was due primarily to a $4.4 loss on equity securities, $1.8 million of unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies, and the absence of a $1.6 million gain recorded on the sale of certain investment securities in the prior year period.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended
April 1, 2017	March 31, 2018
25.3%	26.9%

The effective tax rate for the three months ended March 31, 2018 increased in comparison to the prior year period due primarily to additional valuation allowances recorded against deferred tax assets partially offset by discrete tax benefits.

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

On August 15, 2017, we filed a complaint in the U.S. District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the Internal Revenue Service (“IRS”), plus statutory interest thereon from the dates of payment, for the fiscal years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Our claims for refund were disallowed by certified letters dated August 18, 2015 and July 11, 2017, for the 2009-2010 tax years and 2011-2012 tax years, respectively. The complaint was timely, based upon the refund claim denials, and seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year, and $24.7 million for the 2012 tax year. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017.

On December 22, 2016, we received a notice of proposed adjustment for the IRS audit of Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. Perrigo acquired Elan in December 2013. This proposed adjustment

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

relates to the deductibility of litigation costs. We disagree with the IRS’s position asserted in the notice of proposed adjustment and intend to contest it.

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

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the U.S., Israel, Ireland and other jurisdictions in Europe. In addition to the matters discussed above, the IRS is currently auditing our fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015 (which covers the period of the Elan transaction). The Israel Tax Authority is currently auditing our fiscal years ended June 29, 2013 and June 28, 2014. The Ireland Tax Authority is currently auditing our years ended December 31, 2012 and December 31, 2013.

For the year ended December 31, 2017, statutory income tax rate changes in the U.S. and Belgium impacted the effective tax rate with a reduction to U.S. income tax expense of $2.4 million and increased Belgium income tax expense by $24.1 million. For the three months ended March 31, 2018, there were no material adjustments to these amounts.
Critical Accounting Policies
The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting policies disclosed in our 2017 Form 10-K other than revenue recognition policies that we updated upon adoption of ASC 606 (refer to Item 1. Note 2).

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

agreements and overdraft facilities, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to our existing credit facilities.

Operating Activities

	Three Months Ended
($ in millions)	April 1, 2017	March 31, 2018	Increase/(Decrease)
Cash Flows From (For) Operating Activities
Net income	$71.6	$80.8	$9.2
Non-cash adjustments	95.8	136.6	40.8
Subtotal	167.4	217.4	50.0

Increase (decrease) in cash due to:
Accounts receivable	50.1	2.6	(47.5)
Inventories	0.5	(43.7)	(44.2)
Accounts payable	2.5	57.5	55.0
Payroll and related taxes	(10.1)	(38.9)	(28.8)
Accrued customer programs	(32.7)	17.3	50.0
Accrued liabilities	2.3	(24.0)	(26.3)
Accrued income taxes	41.4	6.4	(35.0)
Other, net	(26.9)	(22.2)	4.7
Subtotal	$27.1	$(45.0)	$(72.1)

Net cash from operating activities	$194.5	$172.4	$(22.1)

We generated $172.4 million of cash from operating activities during the three months ended March 31, 2018, a $22.1 million decrease over the prior year period, due to the following:

•	Changes in accounts payable due primarily to timing of payments, mix of payment terms, and an increase in inventory;

•
Increased net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, loss on extinguishment of debt, and depreciation and amortization; and

•
Changes in accrued customer-related programs due primarily to new product launches, which resulted in higher customer related-accruals, pricing dynamics in the RX segment, and timing of rebate payments; more than offset by

•	Changes in accounts receivable due primarily to timing of sales and receipt of payments, and the discontinuation of our Belgium accounts receivable factoring program;

•	Changes in inventory due primarily to increased purchasing volumes related to a strategic build-up of inventories and insourcing initiatives in our CHCI segment;

•	Changes in accrued income taxes due primarily to Federal tax obligation payments made in the current year period, offset by expected tax refunds (refer to Item 1. Note 13);

•	Changes in payroll and related taxes due primarily to timing of annual management and employee bonus payouts; and

•
Changes in accrued liabilities due primarily to legal and professional accruals, interest payable related to our debt holdings (refer to Item 1. Note 10), and fair market value adjustments related to contingent consideration (refer to Item 1. Note 7).

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Investing Activities

	Three Months Ended
($ in millions)	April 1, 2017	March 31, 2018	Increase/(Decrease)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	$85.3	$10.0	$(75.3)
Additions to property, plant and equipment	(22.0)	(13.4)	8.6
Net proceeds from sale of business and other assets	25.3	1.3	(24.0)
Proceeds from sale of the Tysabri® financial asset	2,200.0	—	(2,200.0)
Other investing, net	(0.8)	—	0.8
Net cash from (for) investing activities	$2,287.8	$(2.1)	$(2,289.9)

Cash used for investing activities totaled $2.1 million for the three months ended March 31, 2018, compared to cash generated of $2.3 billion in the prior year period. In the current year period, cash used for investing was due primarily to capital expenditures of $13.4 million, as discussed below, offset partially by $10.0 million of proceeds from royalty rights. The prior year inflow was due primarily to the completed divestment of our Tysabri® financial asset to Royalty Pharma, for which we received $2.2 billion in cash at closing.

Cash used for capital expenditures totaled $13.4 million during the three months ended March 31, 2018 compared to $22.0 million in the prior year period. The decrease in cash used for capital expenditures was due primarily to the decrease in the number of projects and timing of significant projects in the current year compared to the prior year period.

Financing Activities

	Three Months Ended
($ in millions)	April 1, 2017	March 31, 2018	Increase/(Decrease)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	$—	$431.0	$431.0
Payments on long-term debt	(13.6)	(444.5)	(430.9)
Borrowings (repayments) of revolving credit agreements and other financing, net	0.3	(6.2)	(6.5)
Deferred financing fees	(0.4)	(2.4)	(2.0)
Repurchase of ordinary shares	—	(108.1)	(108.1)
Cash dividends	(23.0)	(26.7)	(3.7)
Other financing, net	(0.5)	(5.7)	(5.2)
Net cash (for) financing activities	$(37.2)	$(162.6)	$(125.4)

Cash used for financing activities totaled $162.6 million for the three months ended March 31, 2018, compared to $37.2 million used for the comparable prior year period. In the current year period, cash used for financing included $444.5 million of repayments on long-term debt offset by $431.0 million of debt issuance related to our 2018 Term loan due March 8, 2020, $108.1 million in share repurchases, as discussed below, and $26.7 million paid in dividends. The prior year outflow was due primarily to cash used for financing including $13.6 million of repayments on long-term debt, as well as $23.0 million paid in dividends (refer to "Borrowings and Capital Resources" below and Item 1. Note 10).

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion (the "2015 Authorization"). During the three months ended March 31, 2018, we repurchased 1.3 million ordinary shares at an average repurchase price of $81.92 per share, for a total of $108.1 million. We did not repurchase any shares under the share repurchase plan during the three months ended April 1, 2017.

Borrowings and Capital Resources

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. The balance outstanding under the overdraft facilities was $1.2 million and $6.9 million at March 31, 2018 and December 31, 2017, respectively.

Accounts Receivable Factoring

We have accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. The total amount factored on a non-recourse basis and excluded from accounts receivable was $22.5 million and $27.5 million at March 31, 2018 and December 31, 2017, respectively.

Revolving Credit Agreements

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 8, 2018, we terminated the 2014 Revolver and entered into a $1.0 billion revolving credit agreement (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver or 2014 Revolver as of March 31, 2018 or December 31, 2017, respectively.

Term Loans and Notes

We had $2.9 billion and $2.9 billion outstanding under our notes and bonds, and $417.9 million and $420.0 million outstanding under our term loan as of March 31, 2018 and December 31, 2017, respectively.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing December 5, 2019. On March 8, 2018, we refinanced the €350.0 million

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020.

We are in compliance with all covenants under our debt agreements as of March 31, 2018 (refer to Item 1. Note 10 for more information on all of the above debt facilities).

Credit Ratings

Our credit ratings on March 31, 2018 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Rating Services, respectively.

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

Contractual Obligations and Commitments

There were no material changes in contractual obligations as of March 31, 2018 from those provided in our
2017 Form 10-K.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2017 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018 because of the material weakness in our internal control over financial reporting described below.

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

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.

Management has concluded that our internal control over financial reporting was ineffective as of March 31, 2018. The results of management’s assessment have been reviewed with our Audit Committee.

Perrigo Company plc - Item 4
Controls and Procedures

Income Taxes

The material weakness over the income tax process that was identified during our fiscal year ended December 31, 2017 was not remediated during the three months ended March 31, 2018, and we determined that we did not design or maintain effective controls over our income tax accounting process. Accordingly, there is a reasonable possibility that a material misstatement will not be prevented or detected on a timely basis.

Remediation Plan

We are committed to remediating the control deficiencies that gave rise to the material weakness described above. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.

With oversight from the Audit Committee, we have taken significant steps to remediate our internal control deficiencies in income taxes by redesigning our controls, many of which operated for the first time at December 31, 2017. Our efforts have consisted primarily of strengthening our tax organization and designing a suite of controls related to the components of our income tax process, including valuation allowances, uncertain tax positions and non-routine events and transactions, to enhance our management review controls over income taxes. Because many of our controls operated for the first time at December 31, 2017, we have not had a sufficient period of time to demonstrate operating effectiveness.

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

Changes in Internal Control over Financial Reporting

Other than as described above under "Remediation Plan," there have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Perrigo Company plc - Part II - Other Information

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 14 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2018 was as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase(1)
January 1 - January 31, 2018	—	$—	—	$1.30	billion
February 1 - February 28, 2018	—	$—	—	$1.30	billion
March 1 - March 31, 2018	1,319,841	$81.92	1,319,841
Total	1,319,841			$1.20	billion

(1) The remaining $1.20 billion in the table represents the amount available to be repurchased under our 2015 Authorization as of March 31, 2018.

ITEM 5. OTHER INFORMATION

At the Company’s Annual General Meeting of Shareholders held on May 4, 2018, the Company’s shareholders voted on the following matters:

1.	Election of eleven directors of the Company:

Nominee	For	Against	Abstain	Broker Non-Votes
Bradley A. Alford	113,054,869	2,020,823	205,840	5,392,317
Laurie Brlas	113,545,554	1,522,841	213,137	5,392,317
Rolf A. Classon	113,702,949	1,380,203	198,381	5,392,316
Gary M. Cohen	111,809,782	3,139,772	331,979	5,392,316
Adriana Karaboutis	112,649,079	2,484,681	147,773	5,392,316
Jeffrey B. Kindler	109,778,418	5,357,638	145,476	5,392,317
Donal O’Connor	113,633,212	1,499,560	148,759	5,392,318
Geoffrey M. Parker	113,971,828	1,160,926	148,779	5,392,316
Uwe F. Roehrhoff	112,856,212	2,279,156	146,165	5,392,316
Theodore R. Samuels	113,132,420	2,001,258	147,853	5,392,318
Jeffrey C. Smith	111,107,682	4,026,684	147,167	5,392,316

2.
Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditor for the year ending December 31, 2018 and authorization of the Board of Directors, acting through the Audit Committee, to fix the remuneration of the auditor:

For	Against	Abstain	Broker Non-Votes
117,698,303	829,729	1,805,376	0

Perrigo Company plc - Item 5
Other Information

3.	Advisory vote to approve the Company’s executive compensation:

For	Against	Abstain	Broker Non-Votes
104,731,659	8,891,947	1,657,946	5,392,297

4.	Renewal of the Board of Directors’ authority to issue shares under Irish law:

For	Against	Abstain	Broker Non-Votes
115,550,322	4,857,825	265,702	0

5.	Renewal of the Board of Directors’ authority to opt-out of statutory pre-emption rights under Irish law:

For	Against	Abstain	Broker Non-Votes
115,068,951	5,327,980	276,891	0

Perrigo Company plc - Item 6
Exhibits

ITEM 6.    EXHIBITS

Exhibit Number	Description

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

10.1	Employment Agreement, dated as of May 7, 2018, by and between Perrigo Management Company and Uwe Roehrhoff (filed herewith).

10.2
Employment Agreement, effective as of January 15, 2018, by and between Perrigo Pharma International DAC Company and Uwe Roehrhoff (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2018).

10.3
Amendment No. 1 to Employment Agreement, effective as of January 26, 2018, by and between Perrigo Pharma International DAC Company and Uwe Roehrhoff (incorporated by reference from Exhibit 10.68 to the Company’s Annual Report on Form 10-K filed on March 1, 2018).

10.4
Revolving Credit Agreement by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of March 8, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2018).

10.5
Term Loan Credit Agreement by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of March 8, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2018).

31.1	Rule 13a-14(a) Certification by Uwe F. Roehrhoff, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Ronald L. Winowiecki, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	May 8, 2018	/s/ Uwe F. Roehrhoff
Uwe F. Roehrhoff
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 8, 2018	/s/ Ronald L. Winowiecki
Ronald L. Winowiecki
Chief Financial Officer
(Principal Accounting and Financial Officer)