Form 10-Q
period 2018-06-30
PERRIGO Co plc
filed 2018-08-09
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of August 3, 2018, there were 136,832,585 ordinary shares outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; the success of management transition; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressure from customers and consumers; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information; potential impacts of ongoing or future government investigations and regulatory initiatives; resolution of uncertain tax positions; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions and the success of such transactions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts and strategic and other initiatives. Statements regarding the separation of our Prescription Pharmaceuticals business, including the expected benefits, anticipated timing, form of any such separation and whether the separation ultimately occurs, are all subject to various risks and uncertainties, including future financial and operating results, our ability to separate the business, the effect of existing interdependencies with our manufacturing and shared service operations, and the tax consequences of the planned separation to us or our shareholders. In addition, we may identify new, or be unable to remediate previously identified, material weaknesses in our internal control over financial reporting. Furthermore, we may incur additional tax liabilities in respect of 2016 and prior years or be found to have breached certain provisions of Irish company law in connection with our restatement of our previously-filed financial statements, which may result in additional expenses and penalties. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2017, in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This report contains trademarks, trade names and service marks that are the property of Perrigo Company plc, as well as, for informational purposes, trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, certain trademarks, trade names, and service marks referred to in this report appear without the ®, ™ and SM symbols, but those references are not intended to indicate that we or the applicable owners, as the case may be, will not assert, to the fullest extent under applicable law, our or their rights to such trademarks, trade names, and service marks.

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$1,186.4	$1,237.9	$2,403.4	$2,431.9
Cost of sales	715.4	733.3	1,439.7	1,463.0
Gross profit	471.0	504.6	963.7	968.9

Operating expenses
Distribution	23.8	21.6	48.5	42.7
Research and development	91.9	42.6	130.3	82.3
Selling	155.2	155.6	316.5	310.6
Administration	96.8	98.2	204.5	203.6
Impairment charges	1.7	27.4	1.7	39.6
Restructuring	3.7	12.1	5.2	50.8
Other operating expense (income)	3.2	(1.7)	6.1	(38.0)
Total operating expenses	376.3	355.8	712.8	691.6

Operating income	94.7	148.8	250.9	277.3

Change in financial assets	(0.6)	38.7	9.0	21.6
Interest expense, net	32.1	45.1	63.5	98.4
Other expense, net	7.9	6.1	12.1	2.5
Loss on extinguishment of debt	—	135.2	0.5	135.2
Income (loss) before income taxes	55.3	(76.3)	165.8	19.6
Income tax expense (benefit)	19.1	(6.7)	48.8	17.6
Net income (loss)	$36.2	$(69.6)	$117.0	$2.0

Earnings (loss) per share
Basic	$0.26	$(0.49)	$0.84	$0.01
Diluted	$0.26	$(0.49)	$0.84	$0.01

Weighted-average shares outstanding
Basic	138.1	143.3	139.5	143.3
Diluted	138.7	143.3	140.0	143.6

Dividends declared per share	$0.19	$0.16	$0.38	$0.32

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$36.2	$(69.6)	$117.0	$2.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(165.6)	154.7	(92.6)	220.1
Change in fair value of derivative financial instruments, net of tax	(3.5)	6.9	(4.1)	8.5
Change in fair value of investment securities, net of tax	—	(4.8)	—	(16.3)
Change in post-retirement and pension liability, net of tax	(0.2)	—	(0.4)	—
Other comprehensive income (loss), net of tax	(169.3)	156.8	(97.1)	212.3
Comprehensive income (loss)	$(133.1)	$87.2	$19.9	$214.3
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$526.5	$678.7
Accounts receivable, net of allowance for doubtful accounts of $6.5 and $6.2, respectively	1,129.8	1,130.8
Inventories	883.8	806.9
Prepaid expenses and other current assets	238.4	203.2
Total current assets	2,778.5	2,819.6
Property, plant and equipment, net	811.9	833.1
Goodwill and other indefinite-lived intangible assets	4,227.1	4,265.7
Other intangible assets, net	3,066.0	3,290.5
Non-current deferred income taxes	1.0	10.4
Other non-current assets	341.1	409.5
Total non-current assets	8,447.1	8,809.2
Total assets	$11,225.6	$11,628.8
Liabilities and Shareholders’ Equity
Accounts payable	$533.4	$450.2
Payroll and related taxes	103.9	148.8
Accrued customer programs	451.9	419.7
Accrued liabilities	192.8	230.8
Accrued income taxes	57.9	116.1
Current indebtedness	197.7	70.4
Total current liabilities	1,537.6	1,436.0
Long-term debt, less current portion	3,085.3	3,270.8
Non-current deferred income taxes	290.8	321.9
Other non-current liabilities	414.6	429.5
Total non-current liabilities	3,790.7	4,022.2
Total liabilities	5,328.3	5,458.2
Commitments and contingencies - Refer to Note 13
Shareholders’ equity
Controlling interest:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,594.3	7,892.9
Accumulated other comprehensive income	155.0	253.1
Retained earnings (accumulated deficit)	(1,852.2)	(1,975.5)
Total controlling interest	5,897.1	6,170.5
Noncontrolling interest	0.2	0.1
Total shareholders’ equity	5,897.3	6,170.6
Total liabilities and shareholders' equity	$11,225.6	$11,628.8

Supplemental Disclosures of Balance Sheet Information
Ordinary shares, issued and outstanding	137.6	140.8

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash Flows From (For) Operating Activities
Net income	$117.0	$2.0
Adjustments to derive cash flows
Depreciation and amortization	217.8	220.8
Share-based compensation	22.3	14.8
Impairment charges	1.7	39.6
Change in financial assets	9.0	21.6
Loss on extinguishment of debt	0.5	135.2
Restructuring charges	5.2	50.8
Deferred income taxes	(14.2)	(8.1)
Amortization of debt premium	(3.7)	(11.8)
Other non-cash adjustments, net	5.1	(20.6)
Subtotal	360.7	444.3
Increase (decrease) in cash due to:
Accounts receivable	(24.3)	51.8
Inventories	(99.3)	(4.6)
Accounts payable	89.2	(6.0)
Payroll and related taxes	(48.4)	(37.9)
Accrued customer programs	33.9	(13.8)
Accrued liabilities	(30.4)	(49.4)
Accrued income taxes	(20.8)	(85.8)
Other, net	(5.9)	(13.3)
Subtotal	(106.0)	(159.0)
Net cash from operating activities	254.7	285.3
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	10.3	85.7
Purchase of investment securities	(7.5)	—
Proceeds from sale of securities	—	—
Additions to property, plant and equipment	(33.3)	(37.2)
Net proceeds from sale of business and other assets	1.3	37.2
Proceeds from sale of the Tysabri® financial asset	—	2,200.0
Other investing, net	—	(3.7)
Net cash from (for) investing activities	(29.2)	2,282.0
Cash Flows From (For) Financing Activities
Issuances of long-term debt	431.0	—
Payments on long-term debt	(457.3)	(2,229.1)
Borrowings (repayments) of revolving credit agreements and other financing, net	(8.2)	—
Deferred financing fees	(2.4)	(4.0)
Premium on early debt retirement	—	(116.1)
Issuance of ordinary shares	—	0.2
Repurchase of ordinary shares	(265.0)	(58.2)
Cash dividends	(52.8)	(46.0)
Other financing, net	(7.5)	4.7
Net cash (for) financing activities	(362.2)	(2,448.5)
Effect of exchange rate changes on cash and cash equivalents	(15.5)	19.7
Net increase (decrease) in cash and cash equivalents	(152.2)	138.5
Cash and cash equivalents, beginning of period	678.7	622.3
Cash and cash equivalents, end of period	$526.5	$760.8

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
ASU 2016-02 Leases
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
January 1, 2019
We have completed our initial scoping reviews and assessment phase to identify our leasing processes and go-forward policy that will be impacted by the new standard. We are continuing the design phase of our new lease integration tool and expect our financial statement disclosures will be expanded to present additional details of our leasing arrangements. At this time, we are unable to reasonably estimate the expected increase in assets and liabilities on our Consolidated Balance Sheets or the impacts to our Consolidated Financial Statements upon adoption. We plan to adopt the amended guidance on the effective date, and we expect the right of use asset and corresponding liability will be material and require certain changes to our systems and processes.

ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This guidance permits tax effects stranded in accumulated other comprehensive income as a result of tax reform to be reclassified to retained earnings. This reclassification is optional and will require additional disclosure regarding whether reclassification is elected or not.
		January 1, 2019	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.
ASU 2016-13 Measurement of Credit Losses on Financial Instruments
This guidance changes the impairment model for most financial assets and certain other instruments, replacing the current "incurred loss" approach with an "expected loss" credit impairment model, which will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and off-balance sheet credit exposures such as letters of credit. Early adoption is permitted.
		January 1, 2020	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.
ASU 2017-04 Intangibles - Goodwill and Other Simplifying the Test for Goodwill
The objective of this update is to reduce the cost and complexity of subsequent goodwill accounting by simplifying the impairment test by removing the Step 2 requirement to perform a hypothetical purchase price allocation when the carrying value of a reporting unit exceeds its fair value. If a reporting unit’s carrying value exceeds its fair value, an entity would record an impairment charge based on that difference, limited to the amount of goodwill attributed to that reporting unit. The proposal would not change the guidance on completing Step 1 of the goodwill impairment test. The proposed guidance would be applied prospectively. Early adoption is permitted.
January 1, 2020
Upon adoption, this guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment. After adoption, a Step 1 failure will result in an immediate impairment charge based on the carrying value of the reporting unit. We plan to adopt the standard prospectively on the effective date.

NOTE 2 – REVENUE RECOGNITION

We adopted ASU 2014-09 Revenue from Contracts with Customers and its related amendments (collectively, "ASC 606"), as required, on January 1, 2018 using the modified retrospective method for all contracts not completed as of the adoption date. The reported results for the periods in 2018 reflect the application of ASC 606 while the results for the comparable reporting periods in 2017 were prepared under the guidance of Revenue Recognition ("ASC 605"). The adoption of ASC 606 represents a change in accounting principle that closely aligns revenue recognition with the transfer of control of our products and will provide enhanced disclosures of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In accordance

Perrigo Company plc - Item 1
Note 2

with ASC 606, revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these products.

Product Revenue

We generally recognize product revenue for our contract performance obligations at a point in time, typically upon shipment or delivery of products to customers. For point in time customers for which control transfers on delivery to the customer due to free on board destination terms (“FOB”), an adjustment is recorded to defer revenue recognition over an estimate of days until control transfers at the point of delivery. Where we recognize revenue at a point in time, the transfer of title is the primary indicator that control has transferred. In other limited instances, primarily relating to those contracts that relate to contract manufacturing performed for our customers and certain store branded products, control transfers as the product is manufactured. Control is deemed to transfer over time for these contracts as the product does not have an alternative use and we have a contractual right to payment for performance completed to date. Revenue for contract manufacturing contracts is recognized over the transfer period using an input method that measures progress towards completion of the performance obligation as costs are incurred. For store branded product revenue recognized over time, an output method is used to recognize revenue when production of a unit is completed because product customization occurs when the product is packaged as a finished good under the store brand label of the customer.

Net product sales include estimates of variable consideration for which accruals and allowances are established. Variable consideration for product sales consists primarily of chargebacks, rebates, sales returns, shelf stock allowances, administrative fees and other incentive programs. Certain of these accruals and allowances are recorded in the balance sheet as current liabilities and others are recorded as a reduction in accounts receivable. Where appropriate, these estimates take into consideration a range of possible outcomes in which relevant factors, such as historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, are either probability weighted to derive an estimate of expected value or the estimate reflects the single most likely outcome. Overall, these reserves reflect the best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known.

Other Revenue Policies

We receive payments from our customers based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. In most cases, the timing of the unconditional right to payment aligns with shipment or delivery of the product and the recognition of revenue; however, for those customers where revenue is recognized at a time prior to shipment or delivery due to over time revenue recognition, a contract asset is recorded and is reclassified to an accounts receivable when it becomes unconditional under the contract upon shipment or delivery to the customer.

We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised products to the customer will be one year or less, which is the case with substantially all customers.

Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

Shipping and handling costs billed to customers are included in Net sales. Conversely, shipping and handling expenses we incur are included in Cost of sales.

Perrigo Company plc - Item 1
Note 2

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
U.S.	$772.3	$1,558.7
Europe(2)	344.3	706.2
All other countries(3)	69.8	138.5
	$1,186.4	$2,403.4

(1) The net sales by geography is derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $5.0 million and $10.4 million for the three and six months ended June 30, 2018, respectively.
(3) Includes net sales generated primarily in Israel, Mexico, Australia and Canada.

The following is a summary of our net sales by category (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
CHCA
Cough/Cold/Allergy/Sinus(1)	$109.3	$250.8
Infant Nutritionals	109.2	212.6
Gastrointestinal(1)	103.0	195.2
Analgesics(1)	92.2	185.9
Smoking Cessation	71.2	137.1
Animal Health	31.9	58.2
Vitamins, Minerals and Dietary Supplements(1)	4.3	7.3
Other CHCA(1),(2)	75.7	151.3
Total CHCA	596.8	1,198.4
CHCI
Lifestyle	86.1	175.8
Cough, Cold, and Allergy	84.7	183.4
Personal Care and Derma-Therapeutics	79.7	155.3
Anti-Parasite	30.4	58.5
Natural Health and Vitamins, Minerals and Dietary Supplements	27.9	61.1
Other CHCI(3)	72.2	148.3
Total CHCI	381.0	782.4
Total RX	208.6	422.6
Total net sales	$1,186.4	$2,403.4

(1)    Includes net sales from our OTC contract manufacturing business.

(2)
Consists primarily of branded OTC, diabetic care, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

(3)
Consists primarily of liquid licensed products, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

Perrigo Company plc - Item 1
Note 2

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the Consumer Healthcare Americas ("CHCA") and Consumer Healthcare International ("CHCI") segments. Contract manufacturing revenue was $77.1 million and $146.5 million for the three and six months ended June 30, 2018, respectively.

We also recognized a portion of the store brand OTC product revenues in the CHCA segment on an over time basis; however, the timing between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	January 1, 2018	June 30, 2018
Short-term contract assets	Prepaid expenses and other current assets	$20.5	$19.2

Impact on financial statements

Condensed Consolidated Statements of Operations

Net sales and Cost of sales were lower in the three and six months ended June 30, 2018 as a result of adopting ASC 606 due to net sales from contract manufacturing and certain OTC product sales being recognized on an over time basis as the performance obligation was satisfied, compared to the previous revenue recognition under ASC 605, which would have occurred when the product was shipped or delivered. This has resulted in the recognition of a contract asset.

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
(in millions, except per share amounts)	As reported	Adjustments	Before adoption of ASC 606	As reported	Adjustments	Before adoption of ASC 606
Net sales	$1,186.4	$6.9	$1,193.3	$2,403.4	$1.3	$2,404.7
Cost of sales	715.4	4.2	719.6	1,439.7	1.1	1,440.8
Gross profit	471.0	2.7	473.7	963.7	0.2	963.9

Operating income	94.7	2.7	97.4	250.9	0.2	251.1

Income tax expense (benefit)	19.1	(0.1)	19.0	48.8	(0.1)	48.7
Net income	$36.2	$2.8	$39.0	$117.0	$0.3	$117.3

Earnings per share
Basic	$0.26	$0.02	$0.28	$0.84	$—	$0.84
Diluted	$0.26	$0.02	$0.28	$0.84	$—	$0.84

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
(in millions)	As reported	Adjustments	Before adoption of ASC 606	As reported	Adjustments	Before adoption of ASC 606
Net income	$36.2	$2.8	$39.0	$117.0	$0.3	$117.3
Comprehensive income (loss)	$(133.1)	$2.8	$(130.3)	$19.9	$0.3	$20.2

Perrigo Company plc - Item 1
Note 2

Condensed Consolidated Balance Sheet

	June 30, 2018
(in millions)	As reported	Adjustments	Before adoption of ASC 606
Assets
Inventories	$883.8	$13.7	$897.5
Prepaid expenses and other current assets	238.4	(19.2)	219.2
Total current assets	2,778.5	(5.5)	2,773.0
Total assets	$11,225.6	$(5.5)	$11,220.1
Liabilities and Shareholders’ Equity
Other non-current liabilities	$414.6	$(0.4)	$414.2
Total non-current liabilities	3,790.7	(0.4)	3,790.3
Total liabilities	5,328.3	(0.4)	5,327.9
Shareholders’ equity
Controlling interest:
Accumulated deficit	(1,852.2)	(5.1)	(1,857.3)
Total controlling interest	5,897.1	(5.1)	5,892.0
Total shareholders’ equity	5,897.3	(5.1)	5,892.2
Total liabilities and shareholders' equity	$11,225.6	$(5.5)	$11,220.1

Condensed Consolidated Statement of Cash Flows

	Six Months Ended
	June 30, 2018
(in millions)	As reported	Adjustments	Before adoption of ASC 606
Cash Flows From (For) Operating Activities
Net income	$117.0	$0.3	$117.3
(Decreases) in cash due to:
Inventories	(99.3)	1.1	(98.2)
Accrued income taxes	(20.8)	(0.1)	(20.9)
Other, net	(5.9)	(1.3)	(7.2)
Subtotal	(106.0)	(0.3)	(106.3)
Net cash from operating activities	$254.7	$—	$254.7

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisitions during the six months ended June 30, 2018

Nasonex-branded products

On May 29, 2018, we entered into a license agreement with Merck Sharp & Dohme Corp. ("Merck") allowing us to develop and commercialize an OTC version of Nasonex-branded products containing the compound, mometasone furoate monohydrate. The acquisition was accounted for as an asset acquisition based on our assessment that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset to be used for research and development. In accordance with Accounting Standards Codification Topic 730 Research and Development ("ASC 730"), the non-refundable upfront license fee of $50.0 million was recorded in Research and development ("R&D") expense in our CHCA segment because the intangible research and development asset acquired has no alternative use. The agreement requires us to make contingent payments if we obtain regulatory approval and achieve certain sales milestones. We will also be obligated to make royalty payments on potential future sales. The contingent consideration will be included in the measurement of the cost of the asset when the contingency is resolved, and the consideration is paid or becomes payable. Consideration paid after U.S. Food and Drug Administration ("FDA") approval will be capitalized and amortized to cost of goods sold over the economic life of each product.

Perrigo Company plc - Item 1
Note 3

Divestitures during the six months ended July 1, 2017

On January 3, 2017, we sold certain Abbreviated New Drug Applications ("ANDAs") for $15.0 million to a third party, which was recorded as a gain in Other operating expense (income) on the Condensed Consolidated Statements of Operations in our Prescription Pharmaceuticals ("RX") segment.

On February 1, 2017, we completed the sale of the animal health pet treats plant fixed assets within our CHCA segment, which were previously classified as held-for sale. We received $7.7 million in proceeds, which resulted in an immaterial loss.

On April 6, 2017, we completed the sale of our India Active Pharmaceuticals Ingredient ("API") business to Strides Shasun Limited. We received $22.2 million of proceeds, inclusive of an estimated working capital adjustment, which resulted in an immaterial gain recorded in our legacy Other segment. Prior to closing the sale, we determined that the carrying value of the India API business exceeded its fair value less the cost to sell, resulting in an impairment charge of $35.3 million, which was recorded in Impairment charges on the Condensed Consolidated Statements of Operations for the year ended December 31, 2016.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2017	Currency translation adjustments	June 30, 2018
CHCA	$1,847.4	$(2.0)	$1,845.4
CHCI	1,205.7	(30.6)	1,175.1
RX	1,122.3	(5.3)	1,117.0
Total goodwill	$4,175.4	$(37.9)	$4,137.5

Animal Health

Following a prior indication of potential impairment during the three months ended December 31, 2017, the animal health reporting unit had an additional indication of potential impairment during the three month ended June 30, 2018 due to its year-to-date financial results failing to meet performance expectations. We performed an impairment test as of June 30, 2018 and determined the fair value of the animal health reporting unit exceeded its net book value and therefore, no impairment was recorded as of the three months ended June 30, 2018.

Perrigo Company plc - Item 1
Note 4

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	June 30, 2018		December 31, 2017
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$310.0	$188.3	$311.2	$169.8
Developed product technology, formulations, and product rights	1,349.8	647.0	1,358.4	598.7
Customer relationships and distribution networks	1,608.7	513.2	1,642.0	460.6
Trademarks, trade names, and brands	1,304.3	159.8	1,335.4	129.5
Non-compete agreements	14.5	13.0	14.7	12.6
Total definite-lived intangibles	$4,587.3	$1,521.3	$4,661.7	$1,371.2
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$51.7	$—	$52.1	$—
In-process research and development	37.9	—	38.2	—
Total indefinite-lived intangibles	89.6	—	90.3	—
Total other intangible assets	$4,676.9	$1,521.3	$4,752.0	$1,371.2

We recorded amortization expense of $85.3 million and $172.4 million for the three and six months ended June 30, 2018, respectively, and $87.2 million and $172.8 million for the three and six months ended July 1, 2017, respectively.

We recorded an impairment charge of $12.2 million on certain In-process Research and Development ("IPR&D") assets, primarily in our RX segment, during the three months ended April 1, 2017 due to changes in the projected development and regulatory timelines for various projects. In addition, we recorded a decrease in the contingent consideration liability associated with certain IPR&D assets in Other operating expense (income) on the Condensed Consolidated Statements of Operations (refer to Note 6).

During the three months ended July 1, 2017, we identified impairment indicators for our Lumara Health, Inc. product assets. The primary impairment indicators included the decline in our 2017 performance expectations and a reduction in our long-range revenue growth forecast. As part of our assessment, we utilized the multi-period excess earnings method to determine fair value. This resulted in an impairment charge of $18.5 million in Impairment charges on the Condensed Consolidated Statements of Operations within our RX segment, which represented the difference between the carrying amount of the intangible assets and their estimated fair value.

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	June 30, 2018	December 31, 2017
Finished goods	$485.7	$454.3
Work in process	175.6	152.8
Raw materials	222.5	199.8
Total inventories	$883.8	$806.9

Perrigo Company plc - Item 1
Note 6

NOTE 6 – FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of our financial instruments carried at fair value and measured at fair value on a recurring and non-recurring basis by the above pricing categories (in millions):

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$8.1	$—	$—	$17.0	$—	$—
Foreign currency forward contracts	—	2.7	—	—	6.3	—
Funds associated with Israeli severance liability	—	14.2	—	—	16.3	—
Royalty Pharma contingent milestone payments	—	—	125.5	—	—	134.5
Total assets	$8.1	$16.9	$125.5	$17.0	$22.6	$134.5

Liabilities:
Foreign currency forward contracts	$—	$9.1	$—	$—	$3.8	$—
Contingent consideration	—	—	16.2	—	—	22.0
Total liabilities	$—	$9.1	$16.2	$—	$3.8	$22.0

Measured at fair value on a non-recurring basis:
Assets:
Definite-lived intangible assets	$—	$—	$—	$—	$—	$11.5

There were no transfers among Level 1, 2, and 3 during the three and six months ended June 30, 2018 or the year ended December 31, 2017.

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

Royalty Pharma Contingent Milestone Payments

We valued our contingent milestone payments from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. In the valuation of contingent milestone payments performed, we assumed volatility of 30.0% for each of June 30, 2018 and July 1, 2017, and a rate of return of 8.09% and 8.05% as of June 30, 2018 and July 1, 2017, respectively. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties.

The fair value of the Royalty Pharma contingent milestone payments increased by $0.6 million during the three months ended June 30, 2018. This increase included a $2.9 million decrease in the fair value of the 2018 contingent milestone payment, more than offset by a $3.5 million increase in the fair value of the 2020 contingent milestone payment. During the six months ended June 30, 2018, the fair value of the contingent milestone payments decreased by $9.0 million. The net changes in the fair value of the contingent milestone payments were

Perrigo Company plc - Item 1
Note 6

due to the fluctuation of the projected global net sales of Tysabri®. Global net sales of Tysabri® are being impacted by competition, namely the launch of Ocrevus® in the U.S. and European markets in 2017 and 2018, respectively.

The fair value of the Royalty Pharma contingent milestone payments decreased $39.2 million in each of the three and six months ended July 1, 2017 as a result of a decrease in the estimated Tysabri® revenues due to the launch of Ocrevus® in the U.S. market late in the first quarter of 2017.

Payment of the contingent milestone payments is dependent on actual global net sales of Tysabri® in 2018 and 2020. Of the $125.5 million of estimated fair value contingent milestone payments as of June 30, 2018, $65.3 million and $60.2 million relates to the 2018 and 2020 contingent milestone payments, respectively. If Tysabri® global net sales do not meet the prescribed threshold in 2018, we will write off the $65.3 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $250.0 million and recognize income of $184.7 million in Change in financial assets on the Condensed Consolidated Statements of Operations. If Tysabri® global net sales do not meet the prescribed threshold in 2020, we will write off the $60.2 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $339.8 million in Change in financial assets on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Royalty Pharma Contingent Milestone Payments
Beginning balance	$124.9	$184.5	$134.5	$—
Additions	—	—	—	184.5
Foreign currency effect	—	0.5	—	0.5
Change in fair value	0.6	(39.2)	(9.0)	(39.2)
Ending balance	$125.5	$145.8	$125.5	$145.8

Contingent Consideration

Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product. We reduced a contingent consideration liability associated with certain IPR&D assets (refer to Note 4) and recorded a corresponding gain of $15.6 million during the six months ended July 1, 2017. The liability decrease related to a reduction of the probability of achievement assumptions and anticipated cash flows.

Perrigo Company plc - Item 1
Note 6

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Net realized losses in the table were recorded in Other operating expense (income) on the Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Contingent Consideration
Beginning balance	$18.1	$52.0	$22.0	$69.9
Net realized (gains) losses	(1.8)	(1.3)	(1.4)	(15.6)
Currency translation adjustments	(0.1)	1.4	—	1.3
Settlements	—	(2.4)	(4.4)	(5.9)
Ending balance	$16.2	$49.7	$16.2	$49.7

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of public bonds, a retail bond and a private placement note as follows (in millions):

	June 30, 2018		December 31, 2017
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,600.0		$2,600.0
Fair value	$2,525.9		$2,650.8

Retail bond and private placement note
Carrying value (excluding premium)		$298.0		$306.0
Fair value		$326.7		$342.1

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

Perrigo Company plc - Item 1
Note 7

NOTE 7 – INVESTMENTS

The following table summarizes our equity security measurement category, balance sheet location, and balances (in millions):

Measurement Category	Balance Sheet Location	June 30, 2018	December 31, 2017(2)
Fair value method	Prepaid expenses and other current assets	$8.1	$17.0
Fair value method(1)	Other non-current assets	$4.6	$6.3
Equity method	Other non-current assets	$13.1	$4.9

(1) The June 30, 2018 equity securities are measured at fair value using the Net Asset Value practical expedient.
(2) The December 31, 2017 balances presented reflect historical recognition and measurement investment categories existing prior to the adoption of ASU 2016-01, which include available for sale and cost method securities.

The following table summarizes our equity security expense (income) recognized in earnings (in millions):

		Three Months Ended		Six Months Ended
Measurement Category	Income Statement Location	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Fair value method	Other expense, net	$6.3	$—	$10.6	$—
Equity method	Other expense, net	$(0.9)	$(0.2)	$(0.7)	$(0.3)

On January 1, 2018, as a result of the adoption of ASU 2016-01, we made a $1.0 million cumulative-effect adjustment to Retained earnings (accumulated deficit) net of tax that consisted of net unrealized losses on previously classified available for sale securities from Other comprehensive income ("OCI").

During the three months ended June 30, 2018, Perrigo Asia Holding Company Limited increased its investment in Zibo Xinhua - Perrigo Pharmaceutical Company Limited by $7.5 million.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     All of our designated derivatives were classified as cash flow hedges as of June 30, 2018 and December 31, 2017.

Interest Rate Swaps

During the three months ended July 1, 2017, we repaid $584.4 million of senior notes with an interest rate of 4.000% due 2023 and $309.5 million of senior notes with an interest rate of 5.300% due 2043 (refer to Note 9). As a result of these senior note repayments, the proportionate amount remaining in OCI related to the pre-issuance hedge was reclassified to earnings. Accordingly, we recorded a loss of $5.9 million in Other expense, net, during the three months ended July 1, 2017 for the amount remaining in OCI.

Foreign Currency Forward Contracts

The total notional amount for our foreign currency forward contracts was $594.2 million and $592.3 million as of June 30, 2018 and December 31, 2017, respectively.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects and are presented in millions.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows:

Perrigo Company plc - Item 1
Note 8

	Asset Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2018	December 31, 2017
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.1	$4.1
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.6	$2.2

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2018	December 31, 2017
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$5.0	$1.4
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$4.1	$2.4

The gains (losses) recorded in OCI for the effective portion of our designated cash flow hedges were as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended		Six Months Ended
Designated Cash Flow Hedges	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign currency forward contracts	$(4.3)	$2.7	$(4.3)	$5.2

The gains (losses) reclassified from Accumulated other comprehensive income ("AOCI") into earnings for the effective portion of our designated cash flow hedges were as follows:

		Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)
		Three Months Ended		Six Months Ended
Designated Cash Flow Hedges	Income Statement Location	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest rate swap agreements	Interest expense, net	$(0.4)	$(0.6)	$(0.9)	$(1.3)
	Other expense, net	—	(5.9)	—	(5.9)
Foreign currency forward contracts	Net sales	—	0.6	—	0.9
	Cost of sales	1.6	0.9	3.9	1.6
	Interest expense, net	(1.1)	(0.5)	(2.0)	(1.1)
	Other expense, net	(0.1)	—	(0.5)	(0.5)
Total		$—	$(5.5)	$0.5	$(6.3)

The net of tax amount expected to be reclassified out of AOCI into earnings during the next 12 months is a $5.2 million loss.

The gains (losses) recognized in earnings for the ineffective portion of our designated cash flow hedges were as follows:

Perrigo Company plc - Item 1
Note 8

		Amount of Gain/(Loss) Recognized in Earnings (Ineffective Portion)
		Three Months Ended	Six Months Ended
Designated Cash Flow Hedges	Income Statement Location	July 1, 2017	July 1, 2017
Foreign currency forward contracts	Other expense, net	$0.1	$1.0

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows:

		Amount of Gain/(Loss) Recognized against Earnings
		Three Months Ended		Six Months Ended
Non-Designated Derivatives	Income Statement Location	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign currency forward contracts	Other expense, net	$11.8	$(5.0)	$8.6	$(13.9)
	Interest expense, net	0.2	(0.7)	(0.7)	(1.1)
Total		$12.0	$(5.7)	$7.9	$(15.0)

NOTE 9 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		June 30, 2018	December 31, 2017
Term loans
2018 Term loan due March 8, 2020(1)		$383.5	$—
2014 Term loan due December 5, 2019(1)		—	420.0
Total term loans		383.5	420.0
Notes and Bonds
Coupon	Due
5.000%	May 23, 2019(1)	140.2	144.0
3.500%	March 15, 2021	280.4	280.4
3.500%	December 15, 2021	309.6	309.6
5.105%	July 19, 2023(1)	157.8	162.0
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,898.0	2,906.0
Other financing		3.0	11.7
Unamortized premium (discount), net		16.6	21.4
Deferred financing fees		(18.1)	(17.9)
Total borrowings outstanding		3,283.0	3,341.2
Current indebtedness		(197.7)	(70.4)
Total long-term debt less current portion		$3,085.3	$3,270.8

(1)	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of June 30, 2018.

Perrigo Company plc - Item 1
Note 9

Revolving Credit Agreements

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 8, 2018, we terminated the 2014 Revolver and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of June 30, 2018 or under the 2014 Revolver as of December 31, 2017.

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing December 5, 2019. On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020. In addition, as a result of the refinancing during the three months ended March 31, 2018, we recorded a loss of $0.5 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2018, we made $26.3 million in scheduled principal payments.

Other Financing

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding at June 30, 2018. The balance outstanding under the overdraft facilities was $6.9 million at December 31, 2017.

Debt Extinguishment

As a result of early redemption and tender offer transactions during the three months ended July 1, 2017, we recorded a loss of $135.2 million in Loss on extinguishment of debt on our Condensed Consolidated Statements of Operations (in millions):

Premium on debt repayment	$116.1
Transaction costs	3.8
Write-off of deferred financing fees	10.6
Write-off of remaining discount on bond	4.7
Total loss on extinguishment of debt	$135.2

Perrigo Company plc - Item 1
Note 10

NOTE 10 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net income (loss)	$36.2	$(69.6)	$117.0	$2.0

Denominator:
Weighted average shares outstanding for basic EPS	138.1	143.3	139.5	143.3
Dilutive effect of share-based awards*	0.6	—	0.5	0.3
Weighted average shares outstanding for diluted EPS	138.7	143.3	140.0	143.6

Anti-dilutive share-based awards excluded from computation of diluted EPS	1.7	—	0.9	0.8

* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Shares

We issued shares related to the exercise and vesting of share-based compensation as follows:

Three Months Ended		Six Months Ended
June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
74,000	31,900	127,000	46,400

Share Repurchases

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. During the three and six months ended June 30, 2018, we repurchased 2.0 million and 3.3 million ordinary shares at an average repurchase price of $79.42 and $80.42 per share, for a total of $156.9 million and $265.0 million, respectively. During the three and six months ended July 1, 2017, we repurchased 812,184 ordinary shares at an average repurchase price of $71.67 per share, for a total of $58.2 million.

Perrigo Company plc - Item 1
Note 11

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2017	$(9.8)	$260.6	$1.0	$1.3	$253.1
ASU 2016-01 adoption impact	—	—	(1.0)	—	(1.0)
Balance at December 31, 2017 after adoption impact	$(9.8)	$260.6	$—	$1.3	$252.1
OCI before reclassifications	(3.6)	(92.6)	—	(0.4)	(96.6)
Amounts reclassified from AOCI	(0.5)	—	—	—	(0.5)
Other comprehensive income	$(4.1)	$(92.6)	$—	$(0.4)	$(97.1)
Balance at June 30, 2018	$(13.9)	$168.0	$—	$0.9	$155.0

NOTE 12 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
34.5%	8.7%	29.4%	89.9%

The effective tax rate for the three months ended June 30, 2018 increased in comparison to the prior period due primarily to additional valuation allowances against deferred taxes and uncertain tax positions recorded in foreign jurisdictions. The effective tax rate for the six months ended June 30, 2018 decreased in comparison to the prior period due primarily to the negative impacts of non-deductible fees related to debt cancellation in the prior period.

Our tax rate is subject to adjustment over the balance of the calendar year due to, among other things, the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments based on differing interpretations of the applicable transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. GAAP; and expiration of or the inability to renew tax rulings or tax holiday incentives.

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

Perrigo Company plc - Item 1
Note 12

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

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Ireland and other jurisdictions in Europe. In addition to the matters discussed above, the IRS is currently auditing our fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015 (which covers the period of the Elan transaction). The Israel Tax Authority's audit of our fiscal years ended June 29, 2013 and June 28, 2014 concluded with no material impact to the financial statements. The Ireland Tax Authority is currently auditing our years ended December 31, 2012 and December 31, 2013.

Tax Law Changes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“U.S. Tax Act”). The U.S. Tax Act includes a number of significant changes to existing U.S. tax laws that impact us. These changes include a corporate income tax rate reduction from 35% to 21% and the elimination or reduction of certain U.S. deductions and credits including limitations on the U.S. deductibility of interest expense and executive compensation. The U.S. Tax Act also transitions the U.S. taxation of international earnings from a worldwide system to a modified territorial system. These changes were effective beginning in 2018. The U.S. Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated U.S. owned foreign corporations’ previously untaxed foreign earnings (“Transition Toll Tax”). The Transition Toll Tax may be paid over an eight-year period, starting in 2018, and will not accrue interest.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of the U.S. GAAP ASC 740 income tax accounting for tax law changes enacted during 2017, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. In accordance with SAB 118, for the year ended December 31, 2017, we recorded an income tax benefit of $2.4 million in connection with the remeasurement of certain deferred tax assets and liabilities and also recorded a $17.5 million increase of current tax expense in connection with the Transition Toll Tax on cumulative U.S. owned foreign earnings of $1.2 billion. The tax impacts represent provisional amounts and are a reasonable estimate. The IRS issued additional guidance related to the U.S. Tax Act during the quarters ended March 31, 2018 and June 30, 2018, which resulted in no changes to the provisional estimates recorded at December 31, 2017. Further work is necessary to perform additional analysis of historical foreign earnings, the impacts of repatriating foreign earnings, and U.S. cumulative temporary differences, as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense when the analysis is complete in 2018.

Perrigo Company plc - Item 1
Note 12

The U.S. Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, we made a reasonable estimate of the tax effect of a GILTI inclusion for 2018, which is not material for the six months ended June 30, 2018. We also estimate that we will not be subject to the base erosion anti-avoidance tax in 2018 and will not record tax benefits for deductions related to foreign-derived intangible income.

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

The IRS issued a notice of proposed regulations on August 1, 2018, implementing Section 965 of the Internal Revenue Code as amended by the U.S. Tax Act, which was enacted on December 22, 2017. The regulations affect any U. S. company with direct or indirect ownership interests in certain foreign corporations. We are currently evaluating the impact of the regulations on our financial statements.

NOTE 13 – CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of June 30, 2018, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Price-Fixing Lawsuits

We have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class actions alleging that we and other manufacturers of the same product engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as June 2013. The products in question are Clobetasol, Desonide, and Econazole. Recently, the same class plaintiffs have filed new complaints

Perrigo Company plc - Item 1
Note 13

naming us as a co-defendant, along with 27 other manufacturers, alleging an overarching conspiracy to fix or raise the prices of 15 generic pharmaceutical products starting in 2011. Perrigo manufactures only two of the products at issue, Nystatin cream and Nystatin ointment. We have also recently been named a co-defendant along with 35 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of 31 generic pharmaceutical products starting in 2013. These complaints, along with complaints filed against other companies alleging price fixing with respect to more than two dozen other drugs, have been consolidated for pretrial proceedings as part of a case captioned In re Generic Pharmaceuticals Pricing Antitrust Litigation, MDL No. 2724 in the U.S. District Court for the Eastern District of Pennsylvania. Pursuant to the court’s schedule staging various cases in phases, we have moved to dismiss the complaints relating to Clobetasol and Econazole. A schedule for responses to the other complaints will be determined after decisions are rendered on the pending motions to dismiss the class cases. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. The lead plaintiffs seek to represent a class of shareholders for the period April 21, 2015 through May 3, 2017, and the amended complaint identifies three subclasses - shareholders who purchased shares during the period on the U.S. exchanges; shareholders who purchased shares during the period on the Tel Aviv exchange; and shareholders who owned shares on the final day of the Mylan tender offer November 13, 2015. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. In August 2017, the defendants filed motions to dismiss the amended complaint. The plaintiffs filed their opposition in October 2017. The defendants filed replies in support of the motions to dismiss in November 2017. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company, Joe

Perrigo Company plc - Item 1
Note 13

Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. We intend to defend the lawsuit vigorously.

On November 1, 2017, Carmignac Gestion, S.A., filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Carmignac Gestion, S.A. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through April 2016. Plaintiff contends that the defendants provided inadequate disclosure throughout the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, our reporting about the generic prescription pharmaceutical business and its prospects, and the activities surrounding the efforts to defeat the Mylan tender offer during 2015. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiff does not provide an estimate of damages. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motions to dismiss filed in the Roofers' Pension Fund case, and the court granted the stay motion. Because the court has issued a decision in the Roofer’s Pension Fund case, the parties to the case described in this paragraph will confer to discuss how that ruling affects this case and the scheduling issues for this case.

On January 16, 2018, Manning & Napier Advisors, LLC filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Manning & Napier Advisors, LLC v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5) and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motion to dismiss filed in the Roofers' Pension Fund case, and the court granted the stay motion. Because the court has issued a decision in the Roofer’s Pension Fund case, the parties to the case described in this paragraph will confer to discuss how that ruling affects this case and the scheduling issues for this case.

On January 26, 2018, two different plaintiff groups (the Mason Capital group and the Pentwater group) each filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). The same law firm represents these two plaintiff groups, and the two complaints are substantially similar. These two cases are not securities class actions. One case is styled Mason Capital L.P., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The other case is styled Pentwater Equity Opportunities Master Fund Ltd., et al.  v. Perrigo Company plc, et al., and also was filed in the U.S. District Court for the District of New Jersey. Both cases are assigned to the same federal judge that is hearing the class action case and the other individual cases described above (Carmignac and Manning & Napier). Each complaint asserts claims under Securities Exchange Act sections 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations describe events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. Many of the factual allegations in these two cases overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the Carmignac case described above. The plaintiff does not provide an estimate of damages. The parties to each case jointly requested that the court stay each case pending the outcome of a ruling on the motions to dismiss filed in the Roofers’ Pension Fund case. The court

Perrigo Company plc - Item 1
Note 13

granted the stay motion in each case. Because the court has issued a decision in the Roofer’s Pension Fund case, the parties to the case described in this paragraph will confer to discuss how that ruling affects this case and the scheduling issues for this case. We intend to defend both lawsuits vigorously.

On February 13, 2018, a group of plaintiff investors affiliated with Harel Insurance Investments & Financial Services, Ltd. filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). This lawsuit is not a securities class action. The new complaint is substantially similar to the amended complaint in the Roofers' Pension Fund case. The relevant period in the new complaint stretches from February 2014 to May 2, 2017. The complaint adds as defendants two individuals who served on our Board prior to 2016. The case is styled Harel Insurance Company, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey and is assigned to the same federal judge that is hearing the class action cases and the four other individual cases described above (Carmignac, Manning & Napier, Mason Capital, and Pentwater). The Harel Insurance Company complaint asserts claims under Securities Exchange Act section 10(b) (and related SEC Rule 10b‑5) and section 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. The complaint also asserts claims based on Israeli securities laws. In general, the plaintiffs' allegations describe events during the period from February 2014 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset from February 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the four opt out cases also described above. The plaintiffs do not provide an estimate of damages. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motions to dismiss filed in the Roofers’ Pension Fund case, which was granted by the court. Because the court has issued a decision in the Roofer’s Pension Fund case, the parties to the case described in this paragraph will confer to discuss how that ruling affects this case and the scheduling issues for this case.

On February 16, 2018, First Manhattan Company filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled First Manhattan Co. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the five other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. This lawsuit was filed by the same law firm that filed the Manning & Napier Advisors case and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier Advisors case. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. On April 20, 2018, the plaintiff filed an amended complaint that did not materially change the factual allegations of the original complaint. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motions to dismiss filed in the Roofers’ Pension Fund case. The court granted the stay motion. Because the court has issued a decision in the Roofer’s Pension Fund case, the parties to the case described in this paragraph will confer to discuss how that ruling affects this case and the scheduling issues for this case.

On April 20, 2018, a group of plaintiff investors affiliated with TIAA-CREF filed a lawsuit against us and the same individuals who are the defendants in the Harel Insurance case complaint. This lawsuit is not a securities class action. The law firm representing the plaintiffs in the Harel Insurance case also represents the TIAA-CREF plaintiff entities in this case, and the new complaint is substantially similar to the Harel Insurance complaint. The relevant period in the new complaint is August 14, 2014 to May 2, 2017 inclusive. The case is styled TIAA-CREF Investment Management, LLC., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the

Perrigo Company plc - Item 1
Note 13

District of New Jersey and is assigned to the same federal judge that is hearing the class action case and the six other individual cases described above (Carmignac, Manning & Napier, Mason Capital, Pentwater, Harel Insurance, and First Manhattan). The TIAA-CREF Investment Management complaint asserts claims under Securities Exchange Act section 10(b) (and related SEC Rule l0b-5), section 14(e) (related to tender offer disclosures) against all defendants as well as section 20(a) control person liability against the individual defendants. In general, plaintiffs' allegations describe events during the period from August 2014 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset from August 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiffs do not provide an estimate of damages. We intend to defend the lawsuit vigorously. The parties jointly requested that the court stay this case pending the outcome of a ruling on the motions to dismiss filed in the Roofers' Pension Fund case. The court granted the stay motion. Because the court has issued a decision in the Roofer’s Pension Fund case, the parties to the case described in this paragraph will confer to discuss how that ruling affects this case and the scheduling issues for this case.

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

Perrigo Company plc - Item 1
Note 13

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

Perrigo Company plc - Item 1
Note 13

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

The District Court Justice was appointed as a Supreme Court Justice and ordered to move the case to a different panel. In an effort to reach a decision before the appointment, an additional hearing was held on March 12, 2018 in which the court urged the parties to try and exhaust their negotiations to the fullest and provide an update by May 13, 2018. In addition, the Court ordered the Attorney General to submit its opinion to the settlement agreement by May 30, 2018, which was extended until July 23, 2018.

Tysabri® Product Liability Lawsuits

               We and our collaborator Biogen have been co-defendants in product liability lawsuits arising out of the occurrence of Progressive Multifocal Leukoencephalopathy ("PML"), a serious brain infection, and serious adverse events, including deaths, which occurred in patients taking Tysabri®.  In 2018, the last outstanding PML case was dismissed with prejudice.

Claim Arising from the Omega Acquisition

On December 16, 2016, we and Perrigo Ireland 2 brought an arbitral claim ("Claim") against Alychlo NV ("Alychlo") and Holdco I BE NV ("Holdco") (together the Sellers) in accordance with clause 26.2 of the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of the Belgian Centre for Arbitration and Mediation ("CEPANI"). Our Claim relates to the accuracy and completeness of information about Omega provided by the Sellers as part of the sale process, the withholding of information by the Sellers during that process and breaches of Sellers’ warranties. We are seeking monetary damages from the Sellers. The Sellers served their respective responses to the Claim on February 20, 2017. In its response, Alychlo has asserted a counterclaim for monetary damages contending that we breached a warranty in the SPA and breached the duty of good faith in performing the SPA. There can be no assurance that our Claim will be successful, and Sellers deny liability for the Claim. We deny that Alychlo is entitled to any relief (including monetary relief) under the counterclaim. The arbitration proceedings are confidential as required by the SPA and the rules of the CEPANI.

NOTE 14 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. The following reflects our restructuring activity (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beginning balance	$12.4	$51.5	$21.4	$19.7
Additional charges	3.7	12.1	5.2	50.8
Payments	(3.1)	(23.6)	(13.8)	(30.7)
Non-cash adjustments	(0.3)	(0.3)	(0.1)	(0.1)
Ending balance	$12.7	$39.7	$12.7	$39.7

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges incurred during the three and six months ended June 30, 2018 were primarily associated with continued costs from actions we took to streamline our organization as announced on February 21, 2017 as well as additional lease exit costs. Of the amount recorded during the six months ended July 1, 2017, $28.0 million was related to the CHCA segment. There were no other material restructuring programs that significantly impacted any other reportable segments for

Perrigo Company plc - Item 1
Note 15

the three and six months ended June 30, 2018 or July 1, 2017. All charges are recorded in Restructuring expense on the Condensed Consolidated Financial Statements. The remaining $7.3 million liability for employee severance benefits will be paid within the next year, while the remaining $5.4 million liability for lease exit costs will be paid over the remaining terms of the applicable leases.

NOTE 15 – SEGMENT INFORMATION

Our reporting segments are as follows:

•	Consumer Healthcare Americas, comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract, infant formula and animal health categories).

•
Consumer Healthcare International, comprises our branded consumer healthcare business primarily in Europe and our consumer focused businesses in the United Kingdom, Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	Prescription Pharmaceuticals, comprises our U.S. Prescription Pharmaceuticals business.

We also had a legacy operating segment, Other, which contained our API businesses, which we divested. Following the divestitures, there were no substantial assets or operations left in the segment. Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

The below tables show select financial measures by reporting segment (in millions):

	Total Assets
	June 30, 2018	December 31, 2017
CHCA	$3,673.0	$3,786.8
CHCI	4,799.4	5,029.0
RX	2,753.2	2,813.0
Total	$11,225.6	$11,628.8

	Three Months Ended
	June 30, 2018			July 1, 2017
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHCA	$596.8	$57.4	$15.3	$604.9	$104.2	$17.0
CHCI	381.0	5.6	49.5	376.5	3.9	47.5
RX	208.6	56.9	20.5	240.4	69.3	22.3
Other	—	—	—	16.1	4.1	0.4
Unallocated	—	(25.2)	—	—	(32.7)	—
Total	$1,186.4	$94.7	$85.3	$1,237.9	$148.8	$87.2

	Six Months Ended
	June 30, 2018			July 1, 2017
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHCA	$1,198.4	$170.5	$30.5	$1,187.6	$179.2	$34.2
CHCI	782.4	20.4	100.8	751.5	4.2	93.2
RX	422.6	118.7	41.1	457.8	157.5	44.6
Other	—	—	—	35.0	9.7	0.8
Unallocated	—	(58.7)	—	—	(73.3)	—
Total	$2,403.4	$250.9	$172.4	$2,431.9	$277.3	$172.8

Perrigo Company plc - Item 1
Note 16

NOTE 16 – SUBSEQUENT EVENTS

On August 9, 2018, we announced a plan to separate our RX business. We intend to begin the preparations for a spin-off of the RX business to shareholders and will also remain open to other value-enhancing options, including a possible sale, merger or other form of separation. We currently expect the separation of the RX business to be completed during the second half of 2019.

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

•
Consumer Healthcare International ("CHCI"), comprises our branded consumer healthcare business primarily in Europe and our consumer focused businesses in the United Kingdom, Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	Prescription Pharmaceuticals ("RX"), comprises our U.S. Prescription Pharmaceuticals business.

Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company. For results by segment, see "Segment Results" below and Item 1. Note 15.

Perrigo Company plc - Item 2
Executive Overview

2018 Highlights

•
On January 1, 2018, we adopted Accounting Standard Updates ("ASU") 2014-09 Revenue from Contracts with Customers and its related amendments (collectively, "ASC 606") using the modified retrospective method. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the transfer of control of products to our customers and will provide financial statement readers with enhanced disclosures (refer to Item 1. Note 2).

•	On January 1, 2018, we adopted ASU 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities (refer to Item 1. Note 7 and Note 11).

•	During the six months ended June 30, 2018, we repurchased $265.0 million worth of shares as part of our authorized share repurchase plan (refer to Item 1. Note 10).

•
On August 9, 2018, we announced a plan to separate our RX business. We intend to begin the preparations for a spin-off of the RX business to shareholders and will also remain open to other value-enhancing options, including a possible sale, merger or other form of separation. We believe the separation, which we currently expect to be completed during the second half of 2019, will enable us to focus on expanding our leading consumer businesses. We anticipate incurring significant costs in connection with the proposed separation, which we cannot quantify until the form of separation is determined.

RESULTS OF OPERATIONS

CONSOLIDATED

Recent Trends and Developments

•
We are performing a growth-driven exercise focused around our core competencies. We are measuring potential business opportunities, including organic and inorganic growth prospects against our strengths and capabilities, as well as identifying gaps and areas for improvement. Following our assessment, we will prioritize potential investment opportunities across the organization and solidify our strategic road-map. Through this exercise, we may further refine our portfolio and the necessary capital resources deployed to deliver consistent shareholder returns.

Consolidated Results

Three Month Comparison

	Three Months Ended
(in millions)	June 30, 2018	July 1, 2017
Net sales	$1,186.4	$1,237.9
Gross profit	$471.0	$504.6
Gross profit %	39.7%	40.8%
Operating expenses	$376.3	$355.8
Operating expenses %	31.7%	28.7%
Operating income	$94.7	$148.8
Operating income %	8.0%	12.0%

Perrigo Company plc - Item 2
Consolidated

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Net sales decreased $51.5 million, or 4%, over the prior year period as a result of:

•	A net decrease in sales of existing products of $72.7 million;

•	The absence of sales of discontinued products of $16.7 million;

•	The absence of Active Pharmaceuticals Ingredient ("API") business sales of $16.1 million in the former Other segment; and

•	The absence of sales attributable to the exited Russian business and prior year distribution phase out initiatives of $7.3 million in the CHCI segment; partially offset by

•	New product sales of $42.3 million; and

•	Favorable foreign currency translation of $19.0 million.

Operating income decreased $54.1 million, or 36%, over the prior year period as a result of:

•	A decrease in gross profit of $33.6 million due primarily to the decrease in net sales and pricing pressure, primarily in the RX segment.

•	An increase in operating expenses of $20.5 million due primarily to:

•	A $50.0 million payment to enter into a license agreement with Merck Sharp & Dohme Corp. ("Merck") in our CHCA segment, offset partially by

•	The absence of $23.3 million of impairment charges related to certain definite-lived intangible assets in our RX segment and the Russian business in our CHCI segment in the prior year period; and

•	Decreased Restructuring expense of $8.4 million related to the cost reduction initiatives taken in the prior year period.

Six Month Comparison

	Six Months Ended
(in millions)	June 30, 2018	July 1, 2017
Net sales	$2,403.4	$2,431.9
Gross profit	$963.7	$968.9
Gross profit %	40.1%	39.8%
Operating expenses	$712.8	$691.6
Operating expenses %	29.7%	28.4%
Operating income	$250.9	$277.3
Operating income %	10.4%	11.4%

Perrigo Company plc - Item 2
Consolidated

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Net sales decreased $28.5 million, or 1%, over the prior year period as a result of:

•	A net decrease in sales of existing products of $86.4 million;

•	The absence of API business sales of $35.0 million in the former Other segment;

•	The absence of sales attributable to the exited Russian business and prior year distribution phase out initiatives of $29.0 million in the CHCI segment; and

•	The absence of sales of discontinued products of $25.0 million, partially offset by

•	New product sales of $83.5 million; and

•	Favorable foreign currency translation of $63.5 million.

Operating income decreased $26.4 million, or 10%, over the prior year period as a result of:

•	A decrease in gross profit of $5.2 million.

•	An increase in operating expenses of $21.2 million due primarily to:

•	A $50.0 million payment to enter into a license agreement with Merck in our CHCA segment;

•	The absence of $22.9 million in gains in the prior year period related to certain Abbreviated New Drug Applications ("ANDAs") in our RX segment; and

•	Increased acquisition-related charges and contingent consideration adjustments of $22.5 million; partially offset by

•	Decreased Restructuring expense of $45.6 million related to the cost reduction initiatives taken in the prior year period; and

•	The absence of $30.7 million of impairment charges related to certain In-process Research and Development ("IPR&D") and definite-lived intangible assets in our RX segment in the prior year period.

Perrigo Company plc - Item 2
CHCA

CONSUMER HEALTHCARE AMERICAS

Recent Trends and Developments

•
On May 29, 2018, we entered into a license agreement with Merck that will allow us to develop and commercialize an OTC version of Nasonex-branded products, as well as other products containing the same active ingredient. In connection with this license agreement, we paid an upfront license fee of $50.0 million. In addition, if we achieve certain development milestones, we will make future milestone and royalty payments (refer to Item 1. Note 3).

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	June 30, 2018	July 1, 2017
Net sales	$596.8	$604.9
Gross profit	$195.3	$203.8
Gross profit %	32.7%	33.7%
Operating income	$57.4	$104.2
Operating income %	9.6%	17.2%

Three Months Ended June 30, 2018 vs. Three Months Ended July 1, 2017

Net sales decreased $8.1 million, or 1%, over the prior year period as a result of:

•	A net decrease in sales of existing products of $18.3 million due primarily to:

•	Lower sales in our animal health and smoking cessation categories; and

•	Ongoing pricing pressure, which we expect to continue for the foreseeable future; partially offset by

•	Higher sales volumes in our cough/cold/allergy/sinus category and infant formula business;

•	The absence of sales of discontinued products of $4.0 million; and

•	The effect of unfavorable foreign currency translation of $1.1 million; partially offset by

•	New product sales of $15.3 million related primarily to esomeprazole magnesium (store brand equivalent to Nexium® 24HR capsules) and infant formula products.

Operating income decreased $46.8 million, or 45%, over the prior year period as a result of:

•	A decrease of $8.5 million in gross profit due primarily to the decrease in net sales and higher cost of sales.

•	An increase of $38.3 million in operating expenses due primarily to:

•	Increased Research and development ("R&D") expense of $48.4 million related primarily to the $50.0 million payment to enter into a license agreement with Merck; partially offset by

•	Decreased Restructuring expense of $4.3 million related to the cost reduction initiatives taken in the prior year period;

•	Absence of fixed asset impairments in the prior year period of $4.1 million; and

•	Decreased Administration expense of $3.6 million due primarily to decreased legal fees.

Perrigo Company plc - Item 2
CHCA

Six Month Comparison

	Six Months Ended
(in millions)	June 30, 2018	July 1, 2017
Net sales	$1,198.4	$1,187.6
Gross profit	$395.7	$392.1
Gross profit %	33.0%	33.0%
Operating income	$170.5	$179.2
Operating income %	14.2%	15.1%

Six Months Ended June 30, 2018 vs. Six Months Ended July 1, 2017

Net sales increased $10.8 million, or 1%, over the prior year period as a result of:

•	New product sales of $26.5 million related primarily to the launches of esomeprazole magnesium (store brand equivalent to Nexium® 24HR capsules) and infant formula products; partially offset by

•	A net decrease in sales of existing products of $9.9 million due to:

•	Higher sale volumes in our cough/cold/allergy/sinus and infant nutrition categories; more than offset by

•	Lower sales in our animal health and smoking cessation categories; and

•	Ongoing pricing pressure, which we expect to continue for the foreseeable future; and

•	The absence of sales of discontinued products of $5.9 million.

Operating income decreased $8.7 million, or 5%, over the prior year period as a result of:

•	An increase of $3.6 million in gross profit due primarily to the increase in net sales.

•	An increase of $12.3 million in operating expenses due primarily to:

•	Increased R&D expense of $47.0 million related primarily to the $50.0 million payment to enter into the license agreement with Merck; partially offset by

•	Decreased Restructuring expense of $27.6 million related to the cost reduction initiatives taken in the prior year period;

•	Decreased Selling and Administration expense of $4.4 million due primarily to decreased employee-related costs and decreased selling expense in our animal health category; and

•	Absence of fixed asset impairments in the prior year period of $4.1 million.

CONSUMER HEALTHCARE INTERNATIONAL

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	June 30, 2018	July 1, 2017
Net sales	$381.0	$376.5
Gross profit	$181.2	$174.0
Gross profit %	47.5%	46.2%
Operating income	$5.6	$3.9
Operating income %	1.5%	1.0%

Perrigo Company plc - Item 2
CHCI

Three Months Ended June 30, 2018 vs. Three Months Ended July 1, 2017

Net sales increased $4.5 million, or 1%, over the prior year period as a result of:

•	The effect of favorable foreign currency translation of $20.1 million; and

•	New product sales of $19.2 million; partially offset by

•
A net decrease in sales of existing products of $19.8 million due primarily to lower sales in the analgesics, anti-parasite and lifestyle categories; partially offset by higher sales volumes in diagnostic products;

•	The absence of sales of discontinued products of $7.7 million; and

•	The absence of $7.3 million in sales attributable to the exited Russian business and prior year distribution phase out initiatives.

Operating income increased $1.7 million, or 42%, over the prior year period as a result of:

•	An increase of $7.2 million in gross profit due primarily to:

•	Increased net sales and benefits from continued insourcing initiatives; and

•	The effect of favorable foreign currency translation.

•	An increase of $5.5 million in operating expenses due primarily to:

•	Increased Selling and Administration expense of $11.9 million due primarily to the effect of unfavorable foreign currency translation; offset by

•	Decreased Restructuring expense of $6.2 million related to the cost reduction initiatives taken in the prior year.

•
Management continues to implement its previously disclosed strategy for brand prioritization, sales force restructuring, and manufacturing in-sourcing, which is expected to reduce selling costs, improve operating margins and focus on higher value OTC products.

Six Month Comparison

	Six Months Ended
(in millions)	June 30, 2018	July 1, 2017
Net sales	$782.4	$751.5
Gross profit	$375.7	$343.5
Gross profit %	48.0%	45.7%
Operating income	$20.4	$4.2
Operating income %	2.6%	0.6%

Six Months Ended June 30, 2018 vs. Six Months Ended July 1, 2017

Net sales increased $30.9 million, or 4%, over the prior year period as a result of:

•	The effect of favorable foreign currency translation of $63.3 million; and

•	New product sales of $39.5 million; partially offset by

•	The absence of $29.0 million in sales attributable to the exited Russian business and prior year distribution phase out initiatives;

•	A decrease in sales of existing products of $29.5 million due primarily to lower sales in the cough/cold/allergy and lifestyle categories, partially offset by improved pricing on certain products; and

•	The absence of sales of discontinued products of $13.3 million.

Operating income increased $16.2 million over the prior year period as a result of:

•	An increase of $32.2 million in gross profit due primarily to:

•	Increased net sales and benefits from continued insourcing initiatives; and

•	The effect of favorable foreign currency translation.

Perrigo Company plc - Item 2
CHCI

•	An increase of $16.0 million in operating expenses due primarily to:

•	Increased Selling and Administration expense of $23.2 million due primarily to the effect of unfavorable foreign currency translation; and

•	Increased distribution expense of $3.9 million due primarily to a new distribution center and the effect of unfavorable foreign currency translation; offset by

•	Decreased Restructuring expense of $8.5 million related to the cost reduction initiatives taken in the prior year; and

•	The absence of a $3.7 million impairment charge related to the Russian business in the prior year period.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We continue to experience a significant year-over-year reduction in pricing in our RX segment due to competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture supply chain productivity savings, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact the segment for the foreseeable future and we are forecasting a 10%-12% pricing decline in this segment for the year ending December 31, 2018.

•
On August 9, 2018, we announced a plan to separate our RX business. We intend to begin the preparations for a spin-off of the RX business to shareholders and will also remain open to other value-enhancing options, including a possible sale, merger or other form of separation. We currently expect the separation of the RX business to be completed during the second half of 2019.

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	June 30, 2018	July 1, 2017
Net sales	$208.6	$240.4
Gross profit	$94.5	$119.1
Gross profit %	45.3%	49.6%
Operating income	$56.9	$69.3
Operating income %	27.3%	28.8%

Three Months Ended June 30, 2018 vs. Three Months Ended July 1, 2017

Net sales decreased $31.8 million, or 13%, over the prior year period as a result of:

•	Decreased sales of existing products of $34.6 million due primarily to pricing pressure; and

•	The absence of sales of discontinued products of $5.1 million; offset partially by

•	New product sales of $7.8 million due primarily to sales of testosterone 2% topical (generic equivalent to Axiron®).

Operating income decreased $12.4 million, or 18%, over the prior year period as a result of:

•	A decrease of $24.6 million in gross profit due primarily to lower sales and pricing pressure.

•	A decrease of $12.2 million in operating expenses due primarily to:

•	The absence of $19.6 million of impairment charges related to certain definite-lived intangible assets in the prior year period; offset partially by

Perrigo Company plc - Item 2
RX

•	An increase of $4.5 million in acquisition-related charges and contingent consideration adjustments.

Six Month Comparison

	Six Months Ended
(in millions)	June 30, 2018	July 1, 2017
Net sales	$422.6	$457.8
Gross profit	$192.3	$215.4
Gross profit %	45.5%	47.0%
Operating income	$118.7	$157.5
Operating income %	28.1%	34.4%

Six Months Ended June 30, 2018 vs. Six Months Ended July 1, 2017

Net sales decreased $35.2 million, or 8%, over the prior year period as a result of:

•	Decreased sales of existing products of $47.0 million due primarily to pricing pressure and decreased sales volume of certain products; and

•	The absence of sales of discontinued products of $5.7 million; partially offset by

•	New product sales of $17.5 million due primarily to sales of testosterone 2% topical (generic equivalent to Axiron®).

Operating income decreased $38.8 million, or 25%, over the prior year period as a result of:

•	A decrease of $23.1 million in gross profit due primarily to lower net sales and pricing pressure.

•	An increase of $15.7 million in operating expenses due primarily to:

•	The absence of the following:

•	Gain on the sale of certain ANDAs of $22.9 million;

•	Gain related to contingent consideration of $14.8 million; offset partially by

•	An impairment charge related to certain IPR&D assets of $11.1 million; and

•	An impairment charge related to certain definite-lived intangible assets of $19.6 million in the prior year period; and

•	An increase of $2.9 million in R&D expense due primarily to the timing of clinical studies; and

•	Expenses related to acquisition-related charges and contingent consideration adjustments of $8.8 million; partially offset by

•	Decreased Restructuring expense of $5.6 million due to the cost reduction initiatives taken in the prior year period.

OTHER

We had a legacy operating segment, Other, which contained our API businesses, which we divested in 2017. Following the divestitures, there were no substantial assets or operations left in the segment. During the three and six months ended July 1, 2017, the Other segment had $16.1 million and $35.0 million of net sales and $4.1 million and $9.7 million of operating income, respectively.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Three Months Ended		Six Months Ended
June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
$25.2	$31.9	$58.7	$72.5

Effective January 1, 2017, due to the sale of the Tysabri® financial asset, all legal expenses associated with the former Specialty Sciences segment were moved to unallocated expenses.

The decrease of $6.7 million in unallocated expenses during the three months ended June 30, 2018 compared to the prior year period was due to a decrease of $10.3 million of Administration expense driven primarily by an insurance recovery of $7.5 million, partially offset by a $2.4 million increase in Restructuring expense driven by lease exit costs and an increase in share-based compensation expense of $1.2 million driven by the absence of prior year adjustments related to the departure of certain executives.

The decrease of $13.8 million in unallocated expenses during the six months ended June 30, 2018 compared to the prior year period was due to a decrease of $15.5 million of Administration expense driven primarily by an insurance recovery of $16.3 million and a $3.9 million decrease in Restructuring expense related to the cost reduction initiatives taken in the prior year, partially offset by a $5.6 million increase in share-based compensation expense driven by the absence of prior year adjustments related to the departure of certain executives.

Change in Financial Assets, Interest expense, net, and Other expense, net (Consolidated)

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Change in financial assets	$(0.6)	$38.7	$9.0	$21.6
Interest expense, net	$32.1	$45.1	$63.5	$98.4
Other expense, net	$7.9	$6.1	$12.1	$2.5

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

The fair value of the Royalty Pharma contingent milestone payments increased by $0.6 million during the three months ended June 30, 2018. This increase included a $2.9 million decrease in the fair value of the 2018 contingent milestone payment, more than offset by a $3.5 million increase in the fair value of the 2020 contingent milestone payment. During the six months ended June 30, 2018, the fair value of the contingent milestone payments decreased by $9.0 million. The net changes in the fair value of the contingent milestone payments were due to the fluctuation of the projected global net sales of Tysabri®. Global net sales of Tysabri® are being impacted by competition, namely the launch of Ocrevus® in the U.S. and European markets in 2017 and 2018, respectively.

The fair value of the Royalty Pharma contingent milestone payments decreased $39.2 million in each of the three and six months ended July 1, 2017 as a result of a decrease in the estimated Tysabri® revenues due to the launch of Ocrevus® in the U.S. market late in the first quarter of 2017 (refer to Item 1. Note 6).

Interest Expense, Net

Interest expense, net was $32.1 million during the three months ended June 30, 2018 compared to $45.1 million for the three months ended July 1, 2017. The $13.0 million decrease was the result of the debt repayments made during the three months ended July 1, 2017 (refer to the "Borrowings and Capital Resources" section below and Item 1. Note 9).

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Interest expense, net was $63.5 million during the six months ended June 30, 2018 compared to $98.4 million for the six months ended July 1, 2017. The $34.9 million decrease was the result of the debt repayments made during the six months ended July 1, 2017 (refer to the "Borrowings and Capital Resources" section below and Item 1. Note 9).

Other (Income) Expense, Net

Other expense, net was $7.9 million for the three months ended June 30, 2018 compared to $6.1 million for the three months ended July 1, 2017. The $1.8 million change was due primarily to a $6.3 million loss on investment securities (refer to Item 1. Note 7), $1.6 million of unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies, and the absence of a $5.9 million loss on hedges related to the extinguishment of debt in the prior year period (refer to Item 1. Note 8).

Other expense, net was $12.1 million during the six months ended June 30, 2018 compared to $2.5 million for the six months ended July 1, 2017. The $9.6 million change was due primarily to a $10.6 million loss on investment securities (refer to Item 1. Note 7), $3.4 million of unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies, the absence of a $5.9 million loss on hedges related to the extinguishment of debt in the prior year period (refer to Item 1. Note 8), and the absence of a $1.6 million gain recorded on the sale of certain investment securities in the prior year period.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
34.5%	8.7%	29.4%	89.9%

The effective tax rate for the three months ended June 30, 2018 increased in comparison to the prior period due primarily to additional valuation allowances against deferred taxes and uncertain tax positions recorded in foreign jurisdictions. The effective tax rate for the six months ended June 30, 2018 decreased in comparison to the prior period due primarily to the negative impacts of non-deductible fees related to debt cancellation in the prior period.

Our tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments based on differing interpretations of the applicable transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. GAAP; and expiration of or the inability to renew tax rulings or tax holiday incentives.

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

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

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

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Ireland and other jurisdictions in Europe. In addition to the matters discussed above, the IRS is currently auditing our fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015 (which covers the period of the Elan transaction). The Israel Tax Authority's audit of our fiscal years ended June 29, 2013 and June 28, 2014 concluded with no material impact to the financial statements. The Ireland Tax Authority is currently auditing our years ended December 31, 2012 and December 31, 2013.

Critical Accounting Policies
The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting policies disclosed in our 2017 Form 10-K other than those discussed below and revenue recognition policies that we updated upon adoption of ASC 606 (refer to Item 1. Note 2).

Animal Health Goodwill

Following a prior indication of potential impairment during the three months ended December 31, 2017, the animal health reporting unit had an additional indication of potential impairment during the three month ended June 30, 2018 due to its year-to-date financial results failing to meet performance expectations. We performed an impairment test as of June 30, 2018 and determined the fair value of the animal health reporting unit exceeded net book value by an amount less than 5.0%, which was lower than the excess fair value over carrying value as of our prior year testing dates. Therefore, while no impairment was recorded in the three months ended June 30, 2018, the reporting unit’s recent financial performance increased the risk of future impairment. Based on our estimates of fair value and the reported carrying values as of June 30, 2018, a 25 to 50 basis point increase in the discount rate, a 50 basis point decline in the perpetual revenue growth rate, a decline in market multiples, or some combination thereof, may indicate potential impairment of this reporting unit. If we experience additional sustained declines in our sales or erosion of our operating margins, potential indicators of impairment may result, which could require further analysis and may potentially lead to impairment of our animal health goodwill.

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

Operating Activities

	Six Months Ended
(in millions)	June 30, 2018	July 1, 2017	Increase/(Decrease)
Cash Flows From (For) Operating Activities
Net income	$117.0	$2.0	$115.0
Non-cash adjustments	243.7	442.3	(198.6)
Subtotal	360.7	444.3	(83.6)

Increase (decrease) in cash due to:
Accounts receivable	(24.3)	51.8	(76.1)
Inventories	(99.3)	(4.6)	(94.7)
Accounts payable	89.2	(6.0)	95.2
Payroll and related taxes	(48.4)	(37.9)	(10.5)
Accrued customer programs	33.9	(13.8)	47.7
Accrued liabilities	(30.4)	(49.4)	19.0
Accrued income taxes	(20.8)	(85.8)	65.0
Other, net	(5.9)	(13.3)	7.4
Subtotal	$(106.0)	$(159.0)	$53.0

Net cash from operating activities	$254.7	$285.3	$(30.6)

We generated $254.7 million of cash from operating activities during the six months ended June 30, 2018, a $30.6 million decrease over the prior year period, due to the following:

•	Decreased net income after non-cash adjustments;

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

•	Changes in inventory due primarily to increased purchasing and manufacturing volumes related to a strategic build-up of inventories in our CHCA segment and insourcing initiatives in our CHCI segment;

•	Changes in accounts receivable due primarily to the timing of sales and receipt of payments, and the discontinuation of our Belgium accounts receivable factoring program; and

•	Changes in payroll and related taxes due primarily to the timing of annual management and employee bonus payouts; partially offset by

•	Changes in accounts payable due primarily to the timing of payments, mix of payment terms, and an increase in inventory;

•	Changes in accrued income taxes due primarily to Federal tax obligation payments made in the current year period, offset by expected tax refunds (refer to Item 1. Note 12);

•
Changes in accrued customer-related programs due primarily to new product launches, which resulted in higher customer related-accruals, pricing dynamics in the RX segment, and the timing of rebate payments; and

•	Changes in accrued liabilities due primarily to legal and professional accruals, and fair market value adjustments related to contingent consideration (refer to Item 1. Note 6).

Investing Activities

	Six Months Ended
(in millions)	June 30, 2018	July 1, 2017	Increase/(Decrease)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	$10.3	$85.7	$(75.4)
Purchase of investment securities	(7.5)	—	(7.5)
Additions to property, plant and equipment	(33.3)	(37.2)	3.9
Net proceeds from sale of business and other assets	1.3	37.2	(35.9)
Proceeds from sale of the Tysabri® financial asset	—	2,200.0	(2,200.0)
Other investing, net	—	(3.7)	3.7
Net cash from (for) investing activities	$(29.2)	$2,282.0	$(2,311.2)

Cash used for investing activities totaled $29.2 million for the six months ended June 30, 2018 compared to cash generated of $2.3 billion in the prior year period. In the current year period, cash used for investing was due primarily to capital expenditures of $33.3 million, and a $7.5 million investment in Zibo Xinhua - Perrigo Pharmaceutical Company Limited (refer to Item 1. Note 7), offset partially by $10.3 million of proceeds from royalty rights. The prior year inflow was due primarily to the completed divestment of our Tysabri® financial asset to Royalty Pharma, for which we received $2.2 billion in cash at closing (refer to Item 1. Note 6).

Cash used for capital expenditures totaled $33.3 million during the six months ended June 30, 2018 compared to $37.2 million in the prior year period. The decrease in cash used for capital expenditures was due primarily to the decrease in the number of projects and the timing of significant projects in the current year compared to the prior year period.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Financing Activities

	Six Months Ended
(in millions)	June 30, 2018	July 1, 2017	Increase/(Decrease)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	$431.0	$—	$431.0
Payments on long-term debt	(457.3)	(2,229.1)	1,771.8
Borrowings (repayments) of revolving credit agreements and other financing, net	(8.2)	—	(8.2)
Deferred financing fees	(2.4)	(4.0)	1.6
Premium on early debt retirement	—	(116.1)	116.1
Issuance of ordinary shares	—	0.2	(0.2)
Repurchase of ordinary shares	(265.0)	(58.2)	(206.8)
Cash dividends	(52.8)	(46.0)	(6.8)
Other financing, net	(7.5)	4.7	(12.2)
Net cash (for) financing activities	$(362.2)	$(2,448.5)	$2,086.3

Cash used for financing activities totaled $362.2 million for the six months ended June 30, 2018 compared to $2.4 billion in the prior year period. In the current year period, cash used for financing activities included $457.3 million of repayments on long-term debt offset by $431.0 million of debt issuance related to our 2018 term loan due March 8, 2020, $265.0 million in share repurchases, and $52.8 million paid in dividends. The prior year outflow was due primarily to $2.2 billion of repayments on long-term debt, $116.1 million of discounts on early debt retirement, $58.2 million in shares repurchased, as well as $46.0 million paid in dividends (refer to "Borrowings and Capital Resources" below and Item 1. Note 9).

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. During the three and six months ended June 30, 2018, we repurchased 2.0 million and 3.3 million ordinary shares at an average repurchase price of $79.42 and $80.42 per share, for a total of $156.9 million and $265.0 million, respectively. During the three and six months ended July 1, 2017, we repurchased 812,184 ordinary shares at an average repurchase price of $71.67 per share, for a total of $58.2 million.

Borrowings and Capital Resources

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Revolving Credit Agreements

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 8, 2018, we terminated the 2014 Revolver and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of June 30, 2018 or under the 2014 Revolver as of December 31, 2017.

Term Loans and Notes

We had $2.9 billion outstanding under our notes and bonds as of each of June 30, 2018 and December 31, 2017. We had $383.5 million and $420.0 million outstanding under our term loan as of June 30, 2018 and December 31, 2017, respectively.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing December 5, 2019. On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020.

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no borrowings outstanding under these facilities at June 30, 2018. The balance outstanding under the overdraft facilities was $6.9 million at December 31, 2017.

Accounts Receivable Factoring

The total amount factored on a non-recourse basis and excluded from accounts receivable was $22.9 million and $27.5 million at June 30, 2018 and December 31, 2017, respectively.

We are in compliance with all covenants under our debt agreements as of June 30, 2018 (refer to Item 1. Note 9 for more information on all of the above debt facilities).

Credit Ratings

Our credit ratings on June 30, 2018 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Rating Services, respectively.

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

Contractual Obligations and Commitments

There were no material changes in contractual obligations as of June 30, 2018 from those provided in our
2017 Form 10-K.

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

Perrigo Company plc - Item 4
Controls and Procedures

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018 because of the material weakness in our internal control over financial reporting described below.

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

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.

Management has concluded that our internal control over financial reporting was ineffective as of June 30, 2018. The results of management’s assessment have been reviewed with our Audit Committee.

Income Taxes

The material weakness over the income tax process that was identified during our fiscal year ended December 31, 2017 was not remediated during the three months ended June 30, 2018, and we determined that we did not design or maintain effective controls over our income tax accounting process. Accordingly, there is a reasonable possibility that a material misstatement will not be prevented or detected on a timely basis.

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

Perrigo Company plc - Item 4
Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Other than as described above under "Remediation Plan," there have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 13 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K, other than described below.

The plan to separate our RX business from the Company is contingent upon a number of conditions, is subject to change in form or timing, may not achieve the intended benefits, and could adversely affect our business and financial condition.

On August 9, 2018, we announced a plan to separate our RX business from our other operations. The separation may take one of several forms and would be subject to a number of conditions, which could include effectiveness of registration statements or other filing requirements with the U.S. Securities and Exchange Commission, possible legal opinions regarding the tax treatment of the separation, and Board approval. We currently expect the separation to be completed during the second half of 2019, however there can be no assurances as to the form or timing of a separation or if a separation will be consummated.

The proposed separation, regardless of form, would be a complex endeavor and could be affected by unanticipated developments and other factors, such as the impact of the U.S. Tax Cuts and Jobs Act, other tax reform and related existing regulations or future regulations (which may be retroactive), existing interdependencies with our manufacturing and shared-service operations, the outcome of the liability, if any, associated with our price-fixing claims, results of other strategic initiatives, and changes in market conditions, any of which could change, delay or prevent the achievement of our strategic and financial objectives for the Company or our RX business. In addition, the separation of the RX business could impact our ability to retain key employees, comply with existing debt arrangements, maintain our credit ratings or raise future capital.

Perrigo Company plc - Item 1A
Risk Factors

Even if the separation is completed, we may not achieve anticipated operational, financial, strategic and other benefits of the separation. After the separation, the combined value and financial performance of the Company and RX business may not equal the value and financial performance of the Company had the separation not occurred.

We will also incur significant costs in connection with the proposed separation, which we cannot quantify until the form of separation is determined. In addition, completion of the separation will require a significant amount of management time and effort, which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including our other strategic initiatives, possible organic or inorganic growth opportunities, and customer and vendor relationships. Any of the foregoing could adversely affect our business, results of operations, liquidity, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended June 30, 2018 was as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase(1)
April 1 - April 30, 2018	1,114,615	$82.43	1,114,615
May 1 - May 31, 2018	860,500	$75.51	860,500
June 1 - June 30, 2018	—	$—	—	$1.04	billion
Total	1,975,115			$1.04	billion

(1) The remaining $1.04 billion in the table represents the amount available to be repurchased under our share repurchase program as of June 30, 2018. Refer to Part II, Item 1. Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional information on our share repurchase program.

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

10.1
Employment Agreement, dated as of May 7, 2018, by and between Perrigo Management Company and Uwe Roehrhoff (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2018).

10.2
Amendment Agreement dated as of June 11, 2018 to the Stock Escrow Agreement, dated March 30, 2015, by and among Alychlo NV, Perrigo Company plc, Perrigo Ireland 2 Limited, Computershare Inc., and Computershare Trust Company, N.A. (filed herewith).

10.3	Amendment Six to the Perrigo Company Nonqualified Deferred Compensation Plan, dated as of July 23, 2018 (filed herewith).

31.1	Rule 13a-14(a) Certification by Uwe F. Roehrhoff, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Ronald L. Winowiecki, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	August 9, 2018	/s/ Uwe F. Roehrhoff
Uwe F. Roehrhoff
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 9, 2018	/s/ Ronald L. Winowiecki
Ronald L. Winowiecki
Chief Financial Officer
(Principal Accounting and Financial Officer)