Form 10-Q
period 2018-09-29
PERRIGO Co plc
filed 2018-11-08
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 29, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO  [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  [X]   NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer
Smaller reporting company	[ ]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
As of November 2, 2018, there were 135,856,544 ordinary shares outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; the success of management transition; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market share in certain product categories than we do; pricing pressure from customers and consumers; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information; potential impacts of ongoing or future government investigations and regulatory initiatives; resolution of uncertain tax positions; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions and the success of such transactions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts and strategic and other initiatives. Statements regarding the separation of our Prescription Pharmaceuticals business, including the expected benefits, anticipated timing, form of any such separation and whether the separation ultimately occurs, are all subject to various risks and uncertainties, including future financial and operating results, our ability to separate the business, the effect of existing interdependencies with our manufacturing and shared service operations, and the tax consequences of the planned separation to us or our shareholders. In addition, we may identify new, or be unable to remediate previously identified, material weaknesses in our internal control over financial reporting. Furthermore, we may incur additional tax liabilities in respect of 2016 and prior years or be found to have breached certain provisions of Irish company law in connection with our restatement of our previously-filed financial statements, which may result in additional expenses and penalties. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2017, in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$1,133.1	$1,231.3	$3,536.5	$3,663.1
Cost of sales	708.3	733.5	2,148.0	2,196.4
Gross profit	424.8	497.8	1,388.5	1,466.7

Operating expenses
Distribution	22.5	21.5	71.0	64.2
Research and development	43.7	38.4	174.0	120.8
Selling	134.7	143.5	451.2	454.1
Administration	105.6	123.3	310.0	326.9
Impairment charges	221.8	7.8	223.5	47.4
Restructuring	18.0	3.8	23.2	54.7
Other operating expense (income)	0.5	(2.9)	6.6	(41.0)
Total operating expenses	546.8	335.4	1,259.5	1,027.1

Operating income (loss)	(122.0)	162.4	129.0	439.6

Change in financial assets	(74.9)	2.6	(65.9)	24.2
Interest expense, net	31.7	34.7	95.2	133.1
Other (income) expense, net	0.2	(3.6)	12.3	(1.1)
Loss on extinguishment of debt	—	—	0.5	135.2
Income (loss) before income taxes	(79.0)	128.7	86.9	148.2
Income tax expense (benefit)	(11.5)	84.2	37.3	101.8
Net income (loss)	$(67.5)	$44.5	$49.6	$46.4

Earnings (loss) per share
Basic	$(0.49)	$0.31	$0.36	$0.33
Diluted	$(0.49)	$0.31	$0.36	$0.32

Weighted-average shares outstanding
Basic	137.4	141.3	138.5	142.5
Diluted	137.4	141.7	139.0	142.8

Dividends declared per share	$0.19	$0.16	$0.57	$0.48

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income (loss)	$(67.5)	$44.5	$49.6	$46.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(9.9)	69.9	(102.5)	289.9
Change in fair value of derivative financial instruments, net of tax	(0.9)	0.1	(5.0)	8.7
Change in fair value of investment securities, net of tax	—	(8.1)	—	(24.4)
Change in post-retirement and pension liability, net of tax	(1.0)	(1.2)	(1.4)	(1.2)
Other comprehensive income (loss), net of tax	(11.8)	60.7	(108.9)	273.0
Comprehensive income (loss)	$(79.3)	$105.2	$(59.3)	$319.4
See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 29, 2018	December 31, 2017
Assets
Cash and cash equivalents	$444.2	$678.7
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $6.2, respectively	1,079.8	1,130.8
Inventories	885.3	806.9
Prepaid expenses and other current assets	359.5	203.2
Total current assets	2,768.8	2,819.6
Property, plant and equipment, net	820.2	833.1
Goodwill and other indefinite-lived intangible assets	4,042.0	4,265.7
Other intangible assets, net	2,959.3	3,290.5
Non-current deferred income taxes	0.8	10.4
Other non-current assets	351.8	409.5
Total non-current assets	8,174.1	8,809.2
Total assets	$10,942.9	$11,628.8
Liabilities and Shareholders’ Equity
Accounts payable	$503.6	$450.2
Payroll and related taxes	129.2	148.8
Accrued customer programs	416.4	419.7
Accrued liabilities	194.1	230.8
Accrued income taxes	56.0	116.1
Current indebtedness	194.2	70.4
Total current liabilities	1,493.5	1,436.0
Long-term debt, less current portion	3,071.0	3,270.8
Non-current deferred income taxes	294.7	321.9
Other non-current liabilities	423.7	429.5
Total non-current liabilities	3,789.4	4,022.2
Total liabilities	5,282.9	5,458.2
Commitments and contingencies - Refer to Note 13
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,436.3	7,892.9
Accumulated other comprehensive income	143.2	253.1
Retained earnings (accumulated deficit)	(1,919.7)	(1,975.5)
Total controlling interest	5,659.8	6,170.5
Noncontrolling interest	0.2	0.1
Total shareholders’ equity	5,660.0	6,170.6
Total liabilities and shareholders' equity	$10,942.9	$11,628.8

Supplemental Disclosures of Balance Sheet Information
Ordinary shares, issued and outstanding	135.9	140.8

See accompanying Notes to the Condensed Consolidated Financial Statements

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash Flows From (For) Operating Activities
Net income	$49.6	$46.4
Adjustments to derive cash flows:
Depreciation and amortization	324.0	333.1
Share-based compensation	26.6	28.1
Impairment charges	223.5	47.4
Change in financial assets	(65.9)	24.2
Loss on extinguishment of debt	0.5	135.2
Restructuring charges	23.2	54.7
Deferred income taxes	(8.4)	(16.3)
Amortization of debt premium	(6.2)	(18.4)
Other non-cash adjustments, net	5.9	(27.2)
Subtotal	572.8	607.2
Increase (decrease) in cash due to:
Accounts receivable	20.2	38.4
Inventories	(101.3)	(28.3)
Accounts payable	44.5	(6.0)
Payroll and related taxes	(40.8)	(36.7)
Accrued customer programs	(1.2)	(15.8)
Accrued liabilities	(31.1)	(18.8)
Accrued income taxes	(60.0)	(61.5)
Other, net	(4.4)	3.5
Subtotal	(174.1)	(125.2)
Net cash from operating activities	398.7	482.0
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	11.4	86.4
Purchase of investment securities	(7.5)	—
Asset acquisitions	(32.8)	—
Additions to property, plant and equipment	(56.8)	(55.2)
Net proceeds from sale of business and other assets	5.0	46.7
Proceeds from sale of the Tysabri® financial asset	—	2,200.0
Other investing, net	—	(5.8)
Net cash from (for) investing activities	(80.7)	2,272.1
Cash Flows From (For) Financing Activities
Issuances of long-term debt	431.0	—
Payments on long-term debt	(470.0)	(2,243.7)
Borrowings (repayments) of revolving credit agreements and other financing, net	(8.7)	—
Deferred financing fees	(2.4)	(4.2)
Premium on early debt retirement	—	(116.1)
Issuance of ordinary shares	1.0	0.5
Repurchase of ordinary shares	(400.0)	(191.5)
Cash dividends	(78.7)	(68.7)
Other financing, net	(9.8)	2.7
Net cash (for) financing activities	(537.6)	(2,621.0)
Effect of exchange rate changes on cash and cash equivalents	(14.9)	20.5
Net increase (decrease) in cash and cash equivalents	(234.5)	153.6
Cash and cash equivalents, beginning of period	678.7	622.3
Cash and cash equivalents, end of period	$444.2	$775.9

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

We are a leading global healthcare company, delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We are a leading provider of branded OTC products throughout Europe, and also a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, gels, and nasal sprays ("extended topical"). We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

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
ASU 2016-02 Leases (Topic 842)

ASU 2018-01 Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842

ASU 2018-10 Leases Improvements to (Topic 842)

ASU 2018-11 Leases (Topic 842): Targeted Improvements

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
January 1, 2019
We have substantially completed: (1) our identification of the global lease population, and (2) the data migration to a lease integration tool that will support the accounting and disclosure requirements under the standard. We are currently in the testing and review phase of the tool and designing processes and internal controls over the post-implementation leasing activities. We intend to apply the transition package of practical expedients allowed by the standard and to transition to the standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. We expect our financial statement disclosures in the period of adoption to be expanded to present additional qualitative and quantitative details of our leasing arrangements. At this time, we are unable to reasonably estimate the expected increase in assets and liabilities on our Consolidated Balance Sheets; however, we do expect the right of use asset and corresponding liability to be material.

ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This guidance permits tax effects stranded in accumulated other comprehensive income as a result of tax reform to be reclassified to retained earnings. This reclassification is optional and will require additional disclosure regarding whether or not reclassification is elected.
		January 1, 2019	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.
ASU 2017-12 Derivatives and Hedging (Topic 815)
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
January 1, 2019
We plan to adopt the standard on the effective date and upon adoption, we expect to elect the policy to amortize excluded components. We are currently evaluating the implications of adoption on our Consolidated Financial Statements.

ASU 2018-15: Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

This guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.
January 1, 2020
We expect to adopt the standard prospectively on the effective date. As a result, no impact is currently expected on transition, however, future hosting arrangements treated as a service contract will need to be evaluated for capitalizable costs during implementation. The Consolidated Financial Statement impact will align with the presentation of the underlying hosting contracts, which is expected to be included within Operating expenses.

ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	This guidance amends ASC 820 to add, remove, and modify certain disclosure requirements for fair value measurements.	January 1, 2020	We plan to adopt the standard on the effective date and, upon adoption, we will be required to provide additional disclosures on Level 3 fair value measurements.
ASU) 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This guidance changes the impairment model for most financial assets and certain other instruments, replacing the current "incurred loss" approach with an "expected loss" credit impairment model, which will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and off-balance sheet credit exposures such as letters of credit. Early adoption is permitted.
		January 1, 2020	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.

Perrigo Company plc - Item 1
Note 1

Recently Issued Accounting Standards Not Yet Adopted (Continued)
Standard	Description	Effective Date	Effects on the Financial Statements or Other Significant Matters
ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill
The objective of this update is to reduce the cost and complexity of subsequent goodwill accounting and simplify the impairment test by removing the Step 2 requirement to perform a hypothetical purchase price allocation when the carrying value of a reporting unit exceeds its fair value. If a reporting unit’s carrying value exceeds its fair value, an entity would record an impairment charge based on that difference, limited to the amount of goodwill attributed to that reporting unit. The proposal would not change the guidance on completing Step 1 of the goodwill impairment test. The proposed guidance would be applied prospectively. Early adoption is permitted.
January 1, 2020
Upon adoption, this guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment. After adoption, a Step 1 failure will result in an immediate impairment charge based on the carrying value of the reporting unit. We plan to adopt the standard prospectively on the effective date.

Accounting Standards Update (ASU) No. 2018-14: Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans
	This guidance amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans.	December 31, 2020	We plan to adopt the standard on the effective date. We are currently evaluating the implications of adoption on our Condensed Consolidated Financial Statements.

NOTE 2 – REVENUE RECOGNITION

We adopted ASU 2014-09 Revenue from Contracts with Customers and its related amendments (collectively, "ASC 606"), as required, on January 1, 2018 using the modified retrospective method for all contracts not completed as of the adoption date. The reported results for the periods in 2018 reflect the application of ASC 606 while the results for the comparable reporting periods in 2017 were prepared under the guidance of Revenue Recognition ("ASC 605"). The adoption of ASC 606 represents a change in accounting principle that closely aligns revenue recognition with the transfer of control of our products and will provide enhanced disclosures of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In accordance with ASC 606, revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

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

Perrigo Company plc - Item 1
Note 2

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

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
U.S.	$739.0	$2,297.7
Europe(2)	317.2	1,023.4
All other countries(3)	76.9	215.4
	$1,133.1	$3,536.5

(1) Derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $9.9 million and $20.3 million for the three and nine months ended September 29, 2018, respectively.
(3) Includes net sales generated primarily in Israel, Mexico, Australia and Canada.

Perrigo Company plc - Item 1
Note 2

The following is a summary of our net sales by category (in millions):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
CHCA(1)
Cough/Cold/Allergy/Sinus	$113.8	$364.6
Infant Nutritionals	112.4	325.0
Analgesics	96.8	282.7
Gastrointestinal	95.4	290.6
Smoking Cessation	72.8	209.9
Animal Health	20.4	78.6
Vitamins, Minerals and Dietary Supplements	5.0	12.3
Other CHCA(2)	79.6	230.9
Total CHCA	596.2	1,794.6
CHCI
Cough/Cold/Allergy/Sinus	94.8	278.2
Lifestyle	70.5	246.3
Personal Care and Derma-Therapeutics	60.0	215.3
Natural Health and Vitamins, Minerals and Dietary Supplements	32.2	93.3
Anti-Parasite	30.2	88.7
Other CHCI(3)	69.9	218.2
Total CHCI	357.6	1,140.0
Total RX	179.3	601.9
Total net sales	$1,133.1	$3,536.5

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

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the Consumer Healthcare Americas ("CHCA") and Consumer Healthcare International ("CHCI") segments. Contract manufacturing revenue was $85.6 million and $231.8 million for the three and nine months ended September 29, 2018, respectively.

We also recognized a portion of the store brand OTC product revenues in the CHCA segment on an over time basis; however, the timing between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	January 1, 2018	September 29, 2018
Short-term contract assets	Prepaid expenses and other current assets	$20.5	$28.8

Perrigo Company plc - Item 1
Note 2

Impact on consolidated financial statements

Net sales and Cost of sales were higher in the three and nine months ended September 29, 2018 as a result of adopting ASC 606 due to net sales from contract manufacturing and certain OTC product sales being recognized on an over time basis as the performance obligation was satisfied, compared to the previous revenue recognition under ASC 605, which would have occurred when the product was shipped or delivered. This has resulted in the recognition of a contract asset.
Condensed Consolidated Statements of Operations

	Three Months Ended			Nine Months Ended
	September 29, 2018			September 29, 2018
(in millions, except per share amounts)	As reported	Adjustments	Before adoption of ASC 606	As reported	Adjustments	Before adoption of ASC 606
Net sales	$1,133.1	$(9.7)	$1,123.4	$3,536.5	$(8.4)	$3,528.1
Cost of sales	708.3	(5.4)	702.9	2,148.0	(4.3)	2,143.7
Gross profit	424.8	(4.3)	420.5	1,388.5	(4.1)	1,384.4

Operating income (loss)	(122.0)	(4.3)	(126.3)	129.0	(4.1)	124.9

Income tax expense (benefit)	(11.5)	0.1	(11.4)	37.3	—	37.3
Net income (loss)	$(67.5)	$(4.4)	$(71.9)	$49.6	$(4.1)	$45.5

Earnings (loss) per share
Basic	$(0.49)	$(0.03)	$(0.52)	$0.36	$(0.03)	$0.33
Diluted	$(0.49)	$(0.03)	$(0.52)	$0.36	$(0.03)	$0.33

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended			Nine Months Ended
	September 29, 2018			September 29, 2018
(in millions)	As reported	Adjustments	Before adoption of ASC 606	As reported	Adjustments	Before adoption of ASC 606
Net income (loss)	$(67.5)	$(4.4)	$(71.9)	$49.6	$(4.1)	$45.5
Comprehensive income (loss)	$(79.3)	$(4.4)	$(83.7)	$(59.3)	$(4.1)	$(63.4)

Perrigo Company plc - Item 1
Note 2

Condensed Consolidated Balance Sheet

	September 29, 2018
(in millions)	As reported	Adjustments	Before adoption of ASC 606
Assets
Inventories	$885.3	$19.1	$904.4
Prepaid expenses and other current assets	359.5	(28.8)	330.7
Total current assets	2,768.8	(9.7)	2,759.1
Total assets	$10,942.9	$(9.7)	$10,933.2
Liabilities and Shareholders’ Equity
Other non-current liabilities	$423.7	$(0.2)	$423.5
Total non-current liabilities	3,789.4	(0.2)	3,789.2
Total liabilities	5,282.9	(0.2)	5,282.7
Shareholders’ equity
Controlling interests:
Accumulated deficit	(1,919.7)	(9.5)	(1,929.2)
Total controlling interests	5,659.8	(9.5)	5,650.3
Total shareholders’ equity	5,660.0	(9.5)	5,650.5
Total liabilities and shareholders' equity	$10,942.9	$(9.7)	$10,933.2

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	September 29, 2018
(in millions)	As reported	Adjustments	Before adoption of ASC 606
Cash Flows From (For) Operating Activities
Net income	$49.6	$(4.1)	$45.5
(Decreases) in cash due to:
Inventories	(101.3)	(4.3)	(105.6)
Accrued income taxes	(60.0)	—	(60.0)
Other, net	(4.4)	8.4	4.0
Subtotal	(174.1)	4.1	(170.0)
Net cash from operating activities	$398.7	$—	$398.7

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisitions during the nine months ended September 29, 2018

Diclofenac Sodium Gel 3%

On August 24, 2018, we purchased the Abbreviated New Drug Application ("ANDA") for Diclofenac Sodium Gel, 3% ("Diclo 3%"), for $30.4 million in cash, which we capitalized as a developed product technology intangible asset. We expect to launch Diclo 3% within the next twelve months and will amortize the developed product technology over a 20-year useful life. Operating results attributable to Diclo 3% will be included within our Prescription Pharmaceuticals ("RX") segment.

Nasonex-branded products

On May 29, 2018, we entered into a license agreement with Merck Sharp & Dohme Corp. ("Merck") allowing us to develop and commercialize an OTC version of Nasonex-branded products containing the compound, mometasone furoate monohydrate. The acquisition was accounted for as an asset acquisition based on our assessment that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset to be used for research and development. In accordance with Accounting Standards Codification Topic 730 Research and Development, the non-refundable upfront license fee of $50.0 million was recorded in

Perrigo Company plc - Item 1
Note 3

Research and Development ("R&D") expense in our CHCA segment because the intangible research and development asset acquired has no alternative use. The agreement requires us to make contingent payments if we obtain regulatory approval and achieve certain sales milestones. We will also be obligated to make royalty payments on potential future sales. The contingent consideration will be included in the measurement of the cost of the asset when the contingency is resolved and the consideration is paid or becomes payable. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product.

Divestitures during the nine months ended September 30, 2017

On January 3, 2017, we sold certain ANDAs to a third party for $15.0 million, which was recorded as a gain in Other operating expense (income) on the Condensed Consolidated Statements of Operations in our RX segment.

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

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2017	Impairments	Currency translation adjustments	September 29, 2018
CHCA	$1,847.4	$(136.7)	$(0.5)	$1,710.2
CHCI	1,205.7	—	(39.3)	1,166.4
RX	1,122.3	—	(4.7)	1,117.6
Total goodwill	$4,175.4	$(136.7)	$(44.5)	$3,994.2

Animal Health

During the three months ended September 29, 2018, the animal health reporting unit continued to experience declines in its year-to-date financial results and had additional indications of potential impairment due to changes in channel dynamics and a decline in the forecasted outlook of the reporting unit. In addition, as discussed below, we determined a significant asset group within the reporting unit was not recoverable, and we impaired certain intangible assets within the asset group. In step one of the goodwill impairment testing, we determined the fair value of the reporting unit had fallen below its net book value.

The second step of the test requires that we determine the fair value of the animal health reporting unit’s goodwill, which involves determining the value of the reporting unit’s assets and liabilities. Based on our evaluation and initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book value, we recorded an estimated impairment charge of $136.7 million in Impairment charges on the

Perrigo Company plc - Item 1
Note 4

Condensed Consolidated Statements of Operations. We expect to finalize the fair value calculation during the three months ending December 31, 2018, which could result in an adjustment to the estimated impairment charge. As of September 29, 2018, the implied fair value of the impaired goodwill is $42.2 million (refer to Note 6).

Intangible Assets

Other intangible assets and related accumulated amortization consisted of the following (in millions):

	September 29, 2018		December 31, 2017
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$180.9	$95.9	$311.2	$169.8
Developed product technology, formulations, and product rights	1,324.2	634.0	1,358.4	598.7
Customer relationships and distribution networks	1,601.7	541.3	1,642.0	460.6
Trademarks, trade names, and brands	1,296.3	173.9	1,335.4	129.5
Non-compete agreements	14.5	13.2	14.7	12.6
Total definite-lived intangibles	$4,417.6	$1,458.3	$4,661.7	$1,371.2
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$18.5	$—	$52.1	$—
In-process research and development	29.3	—	38.2	—
Total indefinite-lived intangibles	47.8	—	90.3	—
Total other intangible assets	$4,465.4	$1,458.3	$4,752.0	$1,371.2

We recorded amortization expense of $84.3 million and $256.8 million for the three and nine months ended September 29, 2018, respectively, and $88.5 million and $261.3 million for the three and nine months ended September 30, 2017, respectively.

We recorded impairment charges of $8.5 million and $12.7 million on certain In-process Research and Development ("IPR&D") assets in our CHCA and RX segments, respectively, during the nine months ended September 29, 2018 and September 30, 2017, respectively, due to changes in the projected development and regulatory timelines for various projects. In addition, we recorded a decrease in the contingent consideration liability associated with certain IPR&D assets in Other operating expense (income) on the Condensed Consolidated Statements of Operations (refer to Note 6).

Animal Health

During the three months ended September 29, 2018, the animal health reporting unit continued to experience declines in its year-to-date financial results and had additional indications of potential impairment due to changes in channel dynamics, a strategic decision to re-prioritize our brands, and a decline in the forecasted outlook of the reporting unit. We performed an impairment test of an indefinite-lived intangible asset as of September 29, 2018 and determined the fair value of the indefinite-lived intangible asset had fallen below its net book value. Based on our estimate of the fair value of the indefinite-lived intangible asset, we recorded a brand intangible asset impairment charge of $27.7 million in Impairment charges on the Condensed Consolidated Statements of Operations within our CHCA segment (refer to Note 6).

As a result of the strategic decision to re-prioritize a brand within the indefinite-lived asset, we reassessed the useful life of the indefinite-lived intangible asset and reclassified the remaining $5.4 million asset to a definite-lived asset.

Perrigo Company plc - Item 1
Note 4

For the reasons indicated above, we also performed a recoverability test and determined a significant asset group was not recoverable. As such, we performed an impairment test as of September 29, 2018 and determined the amount by which the fair value of the asset group had fallen below its net book value. Based on our estimate of the fair value of the definite-lived intangible assets in the asset group, we recorded a developed product technology intangible asset impairment of $41.6 million, a supply agreement intangible asset impairment of $2.8 million, and a trade name and trademark intangible asset impairment of $4.5 million, in Impairment charges on the Condensed Consolidated Statements of Operations within our CHCA segment (refer to Note 6).

Lumara Health, Inc.

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

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	September 29, 2018	December 31, 2017
Finished goods	$473.7	$454.3
Work in process	180.3	152.8
Raw materials	231.3	199.8
Total inventories	$885.3	$806.9

NOTE 6 – FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of our financial instruments carried at fair value and measured at fair value on a recurring and non-recurring basis by the above pricing categories (in millions):

	September 29, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$7.0	$—	$—	$17.0	$—	$—
Foreign currency forward contracts	—	3.3	—	—	6.3	—
Funds associated with Israeli severance liability	—	14.2	—	—	16.3	—
Royalty Pharma contingent milestone payments	—	—	200.4	—	—	134.5
Total assets	$7.0	$17.5	$200.4	$17.0	$22.6	$134.5

Liabilities:
Foreign currency forward contracts	$—	$6.6	$—	$—	$3.8	$—
Contingent consideration	—	—	16.4	—	—	22.0
Total liabilities	$—	$6.6	$16.4	$—	$3.8	$22.0

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$42.2	$—	$—	$—
Indefinite-lived intangible assets(2)	—	—	10.5	—	—	—
Definite-lived intangible assets(3)	—	—	22.4	—	—	11.5
Total assets	$—	$—	$75.1	$—	$—	$11.5

Perrigo Company plc - Item 1
Note 6

(1)	As of September 29, 2018, goodwill with a carrying amount of $178.9 million was written down to a fair value of $42.2 million.

(2)	As of September 29, 2018, indefinite-lived intangible assets with a carrying amount of $46.7 million were written down to a fair value of $10.5 million.

(3)
As of September 29, 2018, definite-lived intangible assets with a carrying amount of $71.3 million were written down to a fair value of $22.4 million. As of December 31, 2017, definite-lived intangible assets with a carrying amount of $31.2 million were written down to a fair value of $11.5 million.

There were no transfers among Level 1, 2, and 3 during the three and nine months ended September 29, 2018 or the year ended December 31, 2017.

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

Royalty Pharma Contingent Milestone Payments

We valued our contingent milestone payments from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. In the valuation of contingent milestone payments performed, we assumed volatility of 30.0% as of both September 29, 2018 and September 30, 2017 and a rate of return of 8.07% and 8.06% as of September 29, 2018 and September 30, 2017, respectively. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties.

The fair value of the Royalty Pharma contingent milestone payments increased by $74.9 million during the three months ended September 29, 2018. This increase included $67.7 million and $7.2 million increases in the fair value of the 2018 and 2020 contingent milestone payments, respectively. During the nine months ended September 29, 2018, the fair value of the contingent milestone payments increased by $65.9 million. This increase included $53.2 million and $12.7 million increases in the fair value of the 2018 and 2020 contingent milestone payments, respectively. The net changes in the fair value of the contingent milestone payments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the respective earn-outs as of September 29, 2018.

The fair value of the Royalty Pharma contingent milestone payments decreased $2.9 million and $42.1 million during the three and nine months ended September 30, 2017, respectively, as a result of a decrease in the estimated Tysabri® revenues due to the launch of Ocrevus® in the U.S. market late in the first quarter of 2017.

Payment of the contingent milestone payments is dependent on actual global net sales of Tysabri® in 2018 and 2020. Of the $200.4 million of estimated fair value contingent milestone payments as of September 29, 2018, $133.0 million and $67.4 million relates to the 2018 and 2020 contingent milestone payments, respectively. If Tysabri® global net sales do not meet the prescribed threshold in 2018, we will write off the $133.0 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $250.0 million and recognize income of $117.0 million in Change in financial assets on the Condensed Consolidated Statements of Operations. If Tysabri® global net sales do not meet the prescribed threshold in 2020, we will write off the $67.4 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $332.6 million in Change in financial assets on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Royalty Pharma Contingent Milestone Payments
Beginning balance	$125.5	$145.8	$134.5	$—
Additions	—	—	—	184.5
Foreign currency effect	—	0.3	—	0.8
Change in fair value	74.9	(2.9)	65.9	(42.1)
Ending balance	$200.4	$143.2	$200.4	$143.2

Contingent Consideration

Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product. We reduced a contingent consideration liability associated with certain IPR&D assets (refer to Note 4) and recorded a corresponding gain of $17.0 million during the nine months ended September 30, 2017. The liability decrease related to a reduction of the probability of achievement assumptions and anticipated cash flows.

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions). Net realized losses in the table were recorded in Other operating expense (income) on the Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Contingent Consideration
Beginning balance	$16.2	$49.7	$22.0	$69.9
Net realized (gains) losses	1.1	(2.9)	(0.3)	(18.5)
Currency translation adjustments	(0.3)	0.2	(0.3)	1.5
Settlements	(0.6)	(2.1)	(5.0)	(8.0)
Ending balance	$16.4	$44.9	$16.4	$44.9

Goodwill and Indefinite-Lived Intangible Assets

Animal Health

            When determining the fair value of our animal health reporting unit, we utilized a combination of comparable company market and discounted cash flow techniques. In our comparable company market approach, we considered observable market information and transactions for companies that we deemed to be of a comparable nature, scope, and size of animal health (Level 2 inputs). Our cash flow projections included revenue assumptions related to new products, product line extensions, and existing products, plus gross margin, advertising and promotion, and other operating expenses based on the growth plans (Level 3 inputs). In our discounted cash flow analysis, we utilized projected sales growth rate and discount rate assumptions of 2.5% and 9.75%, respectively.  The discount rate correlates with the required investment return and risk that we believe market participants would apply to the projected growth. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows and applied the jurisdictional tax rate of 22.8%. We weighted indications of fair value resulting from the market approach and present value techniques, considering the reasonableness of the range of measurements and the point within the range that we determined was most representative of fair market conditions (refer to Note 4).

Perrigo Company plc - Item 1
Note 6

When assessing our animal health indefinite-lived intangible asset, we utilized a multi-period excess earnings method ("MPEEM") to determine the fair value of the intangible asset. Our cash flow projections included revenue assumptions related to new products, product line extensions, and existing products. We utilized long-term growth rate and discount rate assumptions of (0.3)% and 9.75%, respectively, and we applied a jurisdictional tax rate of 22.8% (refer to Note 4).

Definite-Lived Intangible Assets

When assessing our animal health definite-lived assets for impairment, we utilized a combination of MPEEM and relief from royalty methods to determine the fair values of definite-lived assets within the asset group. The projected financial information, inputs, and assumptions utilized were consistent with those utilized in the goodwill discounted cash flow analysis described above (refer to Note 4).

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	September 29, 2018		December 31, 2017
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,600.0		$2,600.0
Fair value	$2,513.9		$2,650.8

Retail bond and private placement note
Carrying value (excluding premium)		$296.1		$306.0
Fair value		$321.1		$342.1

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

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	September 29, 2018	December 31, 2017(2)
Fair value method	Prepaid expenses and other current assets	$7.0	$17.0
Fair value method(1)	Other non-current assets	$4.8	$6.3
Equity method	Other non-current assets	$14.1	$4.9

(1) The September 29, 2018 equity securities are measured at fair value using the Net Asset Value practical expedient.
(2) The December 31, 2017 balances presented reflect historical recognition and measurement investment categories existing prior to the adoption of ASU 2016-01, which include available for sale and cost method securities.

Perrigo Company plc - Item 1
Note 7

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended		Nine Months Ended
Measurement Category	Income Statement Location	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Fair value method	Other (income) expense, net	$0.9	$—	$11.6	$—
Equity method	Other (income) expense, net	$(1.0)	$0.1	$(1.6)	$(0.2)

On January 1, 2018, as a result of the adoption of ASU 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), we made a $1.0 million cumulative-effect adjustment to Retained earnings (accumulated deficit) net of tax that consisted of net unrealized losses on previously classified available for sale securities from Other comprehensive income ("OCI").

During the nine months ended September 29, 2018, we increased our equity method investment in Zibo Xinhua - Perrigo Pharmaceutical Company Limited by $7.5 million.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     All of our designated derivatives were classified as cash flow hedges as of September 29, 2018 and December 31, 2017.

Interest Rate Swaps

During the three months ended July 1, 2017, we repaid $584.4 million of senior notes with an interest rate of 4.000% due 2023 and $309.5 million of senior notes with an interest rate of 5.300% due 2043 (refer to Note 9). As a result of these senior note repayments, the proportionate amount remaining in OCI related to the pre-issuance hedge was reclassified to earnings. Accordingly, we recorded a loss of $5.9 million in Other (income) expense, net, during the three months ended July 1, 2017 for the amount remaining in OCI.

Foreign Currency Forward Contracts

The total notional amount for our foreign currency forward contracts was $598.4 million and $592.3 million as of September 29, 2018 and December 31, 2017, respectively.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments was as follows (in millions):

	Asset Derivatives
	Balance Sheet Location	Fair Value
		September 29, 2018	December 31, 2017
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.0	$4.1
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.3	$2.2

Perrigo Company plc - Item 1
Note 8

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 29, 2018	December 31, 2017
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$5.2	$1.4
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.4	$2.4

The gain (loss) recorded in OCI for the effective portion of our designated cash flow hedges was as follows:

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign currency forward contracts	$—	$1.1	$(4.2)	$6.3

The gain (loss) reclassified from Accumulated other comprehensive income ("AOCI") into earnings for the effective portion of our designated cash flow hedges was as follows (in millions):

		Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)
		Three Months Ended		Nine Months Ended
Designated Cash Flow Hedges	Income Statement Location	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest rate swap agreements	Interest expense, net	$(0.4)	$(0.4)	$(1.3)	$(1.7)
	Other (income) expense, net	—	—	—	(5.9)
Foreign currency forward contracts	Net sales	0.4	—	0.4	0.9
	Cost of sales	(0.3)	1.8	3.5	3.5
	Interest expense, net	(1.1)	(0.7)	(3.1)	(1.8)
	Other (income) expense, net	2.5	(1.2)	2.0	(1.7)
Total		$1.1	$(0.5)	$1.5	$(6.7)

The net of tax amount expected to be reclassified out of AOCI into earnings during the next 12 months is a $5.2 million loss.

The gain (loss) recognized in earnings for the ineffective portion of our designated cash flow hedges was as follows (in millions):

		Amount of Gain/(Loss) Recognized in Earnings (Ineffective Portion)
		Three Months Ended	Nine Months Ended
Designated Cash Flow Hedges	Income Statement Location	September 30, 2017	September 30, 2017
Foreign currency forward contracts	Net sales	0.2	0.1
	Cost of sales	0.1	0.1
Foreign currency forward contracts	Other (income) expense, net	—	1.0
Total		$0.3	$1.2

Perrigo Company plc - Item 1
Note 8

The effects of our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Amount of Gain/(Loss) Recognized against Earnings
		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign currency forward contracts	Other (income) expense, net	$(2.0)	$10.1	$6.6	$(3.8)
	Interest expense, net	(0.2)	(1.8)	(0.9)	(2.9)
Total		$(2.2)	$8.3	$5.7	$(6.7)

NOTE 9 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		September 29, 2018	December 31, 2017
Term loans
2018 Term loan due March 8, 2020(1)		$368.3	$—
2014 Term loan due December 5, 2019(1)		—	420.0
Total term loans		368.3	420.0
Notes and Bonds
Coupon	Due
5.000%	May 23, 2019(1)	139.4	144.0
3.500%	March 15, 2021	280.4	280.4
3.500%	December 15, 2021	309.6	309.6
5.105%	July 19, 2023(1)	156.7	162.0
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,896.1	2,906.0
Other financing		3.7	11.7
Unamortized premium (discount), net		14.4	21.4
Deferred financing fees		(17.3)	(17.9)
Total borrowings outstanding		3,265.2	3,341.2
Current indebtedness		(194.2)	(70.4)
Total long-term debt less current portion		$3,071.0	$3,270.8

(1) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of September 29, 2018.

Revolving Credit Agreements

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 8, 2018, we terminated the 2014 Revolver and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of September 29, 2018 or under the 2014 Revolver as of December 31, 2017.

Perrigo Company plc - Item 1
Note 9

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing December 5, 2019. On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020. In addition, as a result of the refinancing during the three months ended March 31, 2018, we recorded a loss of $0.5 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations. During the nine months ended September 29, 2018, we made $39.0 million in scheduled principal payments.

Other Financing

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding at September 29, 2018. The balance outstanding under the overdraft facilities was $6.9 million at December 31, 2017.

Debt Extinguishment

As a result of early redemption and tender offer transactions during the three months ended July 1, 2017, we recorded a loss of $135.2 million in Loss on extinguishment of debt on our Condensed Consolidated Statements of Operations (in millions):

Premium on debt repayment	$116.1
Transaction costs	3.8
Write-off of deferred financing fees	10.6
Write-off of remaining discount on bond	4.7
Total loss on extinguishment of debt	$135.2

NOTE 10 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Net income (loss)	$(67.5)	$44.5	$49.6	$46.4

Denominator:
Weighted average shares outstanding for basic EPS	137.4	141.3	138.5	142.5
Dilutive effect of share-based awards*	—	0.4	0.5	0.3
Weighted average shares outstanding for diluted EPS	137.4	141.7	139.0	142.8

Anti-dilutive share-based awards excluded from computation of diluted EPS	—	1.0	1.2	0.8

* In the period of a net loss, diluted shares equal basic shares.

Perrigo Company plc - Item 1
Note 10

Shareholders' Equity

Shares

We issued shares related to the exercise and vesting of share-based compensation as follows:

Three Months Ended		Nine Months Ended
September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
90,000	99,800	217,000	146,100

Share Repurchases

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. During the three and nine months ended September 29, 2018, we repurchased 1.8 million and 5.1 million ordinary shares at an average repurchase price of $73.46 and $77.93 per share, for a total of $135.0 million and $400.0 million, respectively. During the three and nine months ended September 30, 2017, we repurchased 1.9 million and 2.7 million ordinary shares at an average repurchase price of $71.73 and $71.72 per share, for a total of $133.3 million and $191.5 million, respectively. Given the expiration of the previous authorization, in October 2018, the Board of Directors authorized up to $1.0 billion of shares repurchase authorization. This authorization has no expiration date.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2017	$(9.8)	$260.6	$1.0	$1.3	$253.1
ASU 2016-01 adoption impact	—	—	(1.0)	—	(1.0)
Balance at December 31, 2017 after adoption impact	$(9.8)	$260.6	$—	$1.3	$252.1
OCI before reclassifications	(3.6)	(102.5)	—	(1.4)	(107.5)
Amounts reclassified from AOCI	(1.4)	—	—	—	(1.4)
Other comprehensive loss	$(5.0)	$(102.5)	$—	$(1.4)	$(108.9)
Balance at September 29, 2018	$(14.8)	$158.1	$—	$(0.1)	$143.2

NOTE 12 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
14.5%	65.5%	42.9%	68.7%

The effective tax rate for the three months ended September 29, 2018 decreased compared to the prior year period due primarily to an additional tax benefit recorded in the current period adjusting the provisional estimate of the 2017 U.S. deferred tax balances as well as the exclusion of withholding tax related to sale transactions and the impacts of audit settlements recorded in the prior year period. The effective tax rate for the nine months ended September 29, 2018 decreased compared to the prior year period due primarily to the previously mentioned exclusion of withholding tax and audit settlements recorded in the prior year period offset by non-deductible intangible and goodwill impairments recorded in the current year period.

Perrigo Company plc - Item 1
Note 12

Our tax rate is subject to adjustment over the balance of the calendar year due to, among other things, the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments based on differing interpretations of the applicable transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, IRS proposed regulations related to tax reform); changes in U.S. GAAP; and expiration of or the inability to renew tax rulings or tax holiday incentives.

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

On October 31, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years under audit 2012-2013. The audit finding letter relates to Elan’s taxation of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan. The consideration paid by Biogen to Elan took the form of an upfront payment and future contingent royalty payments. We disagree with the Irish Revenue position as asserted in the audit finding letter and intend to contest it, and therefore the amount of adjustments, if any, that may ultimately be asserted by the Irish Revenue cannot be quantified at this stage. The amount of any future assessment could be material.

Perrigo Company plc - Item 1
Note 12

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of the U.S. GAAP ASC 740 income tax accounting for tax law changes enacted in the U.S. during 2017, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. In accordance with SAB 118, for the year ended December 31, 2017, we recorded an income tax benefit of $2.4 million in connection with the remeasurement of certain deferred tax assets and liabilities and also recorded a $17.5 million increase of current tax expense in connection with the Transition Toll Tax on cumulative U.S. owned foreign earnings of $1.2 billion. The tax impacts represent provisional amounts and are a reasonable estimate. The IRS issued additional guidance related to the U.S. Tax Act during the quarters ended March 31, 2018 and June 30, 2018, which resulted in no changes to the provisional estimates recorded at December 31, 2017.

On August 1, 2018, the IRS issued a notice of proposed regulations that implemented Section 965 of the Internal Revenue Code as amended by the U.S. Tax Act. The regulations affect any U.S. company with direct or indirect ownership interests in certain foreign corporations. We are currently evaluating the impact of the regulations on our financial statements and the provisional estimate recorded as of December 31, 2017 related to the Transition Toll Tax.

During the three months ended September 29, 2018 we recorded a tax benefit of $7.7 million as an adjustment to the provisional estimate of 2017 U.S. deferred tax balances. Further work is necessary to perform additional analysis of historical foreign earnings, the impacts of repatriating foreign earnings, and U.S. cumulative temporary differences, as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense during the three months ended December 31, 2018.

The U.S. Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 29, 2018, we made a reasonable estimate of the tax effect of a GILTI inclusion for 2018. We also estimate that we will not be subject to the base erosion anti-avoidance tax in 2018 and will not record tax benefits for deductions related to foreign-derived intangible income.

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

Perrigo Company plc - Item 1
Note 12

consolidation and other anti-tax avoidance directives. For the year ended December 31, 2017, we recorded additional income tax expense of $24.1 million for the remeasurement of certain deferred tax assets and additional income tax benefit of $33.2 million for the remeasurement of certain deferred tax liabilities as a result of the Belgium Tax Act.

NOTE 13 – CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of September 29, 2018, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Price-Fixing Lawsuits

We have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class actions alleging that we and other manufacturers of the same product engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as June 2013. The products in question are Clobetasol, Desonide, and Econazole. Recently, the same class plaintiffs have filed new complaints naming us as a co-defendant, along with 27 other manufacturers, alleging an overarching conspiracy to fix or raise the prices of 15 generic prescription pharmaceutical products starting in 2011. Perrigo manufactures only two of the products at issue, Nystatin cream and Nystatin ointment. We have also recently been named a co-defendant along with 35 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of 31 generic prescription pharmaceutical products starting in 2013, and another by a large managed care organization alleging price-fixing and customer allocation concerning 17 different products among 27 manufacturers including Perrigo. These complaints, along with complaints filed against other companies alleging price fixing with respect to more than two dozen other drugs, have been consolidated for pretrial proceedings as part of a case captioned In re Generic Pharmaceuticals Pricing Antitrust Litigation, MDL No. 2724 in the U.S. District Court for the Eastern District of Pennsylvania. Pursuant to the court’s schedule staging various cases in phases, we moved to dismiss the complaints relating to Clobetasol and Econazole. The Court issued a decision denying the motions in part in October, 2018, other portions of the motions to dismiss remain pending and undecided. A schedule for responses to the other complaints will be determined and limited discovery relating to the claims in the various claims will commence. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

Perrigo Company plc - Item 1
Note 13

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. The lead plaintiffs seek to represent a class of shareholders for the period April 21, 2015 through May 3, 2017, and the amended complaint identifies three subclasses - shareholders who purchased shares during the period on the U.S. exchanges; shareholders who purchased shares during the period on the Tel Aviv exchange; and shareholders who owned shares on the final day of the Mylan tender offer November 13, 2015. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation has begun. We intend to defend the lawsuit vigorously.

On November 1, 2017, Carmignac Gestion, S.A., filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Carmignac Gestion, S.A. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through April 2016. Plaintiff contends that the defendants provided inadequate disclosure throughout the period concerning the valuation and integration of Omega, the financial

Perrigo Company plc - Item 1
Note 13

guidance provided by us during that period, our reporting about the generic prescription pharmaceutical business and its prospects, and the activities surrounding the efforts to defeat the Mylan tender offer during 2015. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiff does not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) may file a motion to dismiss addressing the additional allegations in this case. We intend to defend the lawsuit vigorously.

On January 16, 2018, Manning & Napier Advisors, LLC filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Manning & Napier Advisors, LLC v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5) and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) may file a motion to dismiss addressing the additional allegations in this case. We intend to defend the lawsuit vigorously.

On January 26, 2018, two different plaintiff groups (the Mason Capital group and the Pentwater group) each filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). The same law firm represents these two plaintiff groups, and the two complaints are substantially similar. These two cases are not securities class actions. One case is styled Mason Capital L.P., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The other case is styled Pentwater Equity Opportunities Master Fund Ltd., et al.  v. Perrigo Company plc, et al., and also was filed in the U.S. District Court for the District of New Jersey. Both cases are assigned to the same federal judge that is hearing the class action case and the other individual cases described above (Carmignac and Manning & Napier). Each complaint asserts claims under Securities Exchange Act sections 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations describe events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. Many of the factual allegations in these two cases overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the Carmignac case described above. The plaintiff does not provide an estimate of damages. The defendants (the Company, Mr. Papa, and Ms. Brown) will file responsive papers on or before November 21, 2018. We intend to defend both lawsuits vigorously.

On February 13, 2018, a group of plaintiff investors affiliated with Harel Insurance Investments & Financial Services, Ltd. filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). This lawsuit is not a securities class action. The new complaint is substantially similar to the amended complaint in the Roofers' Pension Fund case. The relevant period in the new complaint stretches from February 2014 to May 2, 2017. The complaint adds as defendants two individuals who served on our Board prior to 2016. The case is styled Harel Insurance Company, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey and is

Perrigo Company plc - Item 1
Note 13

assigned to the same federal judge that is hearing the class action cases and the four other individual cases described above (Carmignac, Manning & Napier, Mason Capital, and Pentwater). The Harel Insurance Company complaint asserts claims under Securities Exchange Act section 10(b) (and related SEC Rule 10b‑5) and section 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. The complaint also asserts claims based on Israeli securities laws. In general, the plaintiffs' allegations describe events during the period from February 2014 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset from February 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the four opt out cases also described above. The plaintiffs do not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) will answer the complaint in November 2018. We intend to defend the lawsuit vigorously.

On February 16, 2018, First Manhattan Company filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled First Manhattan Co. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the five other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset. This lawsuit was filed by the same law firm that filed the Manning & Napier Advisors case and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier Advisors case. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. On April 20, 2018, the plaintiff filed an amended complaint that did not materially change the factual allegations of the original complaint. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants may file a motion to dismiss addressing the additional allegations in this case. We intend to defend the lawsuit vigorously.

On April 20, 2018, a group of plaintiff investors affiliated with TIAA-CREF filed a lawsuit against us and the same individuals who are the defendants in the Harel Insurance case complaint. This lawsuit is not a securities class action. The law firm representing the plaintiffs in the Harel Insurance case also represents the TIAA-CREF plaintiff entities in this case, and the new complaint is substantially similar to the Harel Insurance complaint. The relevant period in the new complaint is August 14, 2014 to May 2, 2017 inclusive. The case is styled TIAA-CREF Investment Management, LLC., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey and is assigned to the same federal judge that is hearing the class action case and the six other individual cases described above (Carmignac, Manning & Napier, Mason Capital, Pentwater, Harel Insurance, and First Manhattan). The TIAA-CREF Investment Management complaint asserts claims under Securities Exchange Act section 10(b) (and related SEC Rule l0b-5), section 14(e) (related to tender offer disclosures) against all defendants as well as section 20(a) control person liability against the individual defendants. In general, plaintiffs' allegations describe events during the period from August 2014 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® financial asset from August 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in this case also overlap with the allegations of the June

Perrigo Company plc - Item 1
Note 13

2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiffs do not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brlas) will answer the complaint in November 2018. We intend to defend the lawsuit vigorously.

On October 29, 2018, Nationwide Mutual Funds and Nationwide Variable Insurance Trust (both on behalf of several fund series) filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Nationwide Mutual Funds, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the seven other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the First Manhattan case, the Manning & Napier Advisors case, and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofer’s Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. We intend to defend the lawsuit vigorously.

In Israel

Because our shares are traded on the Tel Aviv exchange under a dual trading arrangement, we are potentially subject to securities litigation in Israel. Three cases were filed; one was voluntarily dismissed in each of 2017 and 2018 and one was stayed in 2018. We are consulting Israeli counsel about our response to these allegations and we intend to defend this case vigorously.

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv exchange during the period April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the Mylan tender offer (November 13, 2015). The amended complaint names as defendants the Company, Ernst & Young LLP ("EY") (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under U.S. securities laws of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under Israeli securities laws. In general, the allegations concern the actions taken by us and our former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure concerning purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = 0.28 cents). After the other two cases filed in Israel were voluntarily dismissed, the plaintiff in this case agreed to stay this case pending the outcome of the Roofers’ Pension Fund case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 1
Note 13

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

On August 2, 2018 the Attorney General submitted its objection to the settlement, noting, among other things, that it did not provide compensation for harm to autonomy. On August 12, 2018 we submitted our response to the Attorney General's objection together with an amended settlement which incorporated the court's comments.  Following the submission of the amended settlement agreement on August 23, 2018, the District Court rendered a decision that it will be willing to approve the amended settlement agreement providing that a few additional amendments will be made. Both Parties agreed to carry out the requested amendments. On September 13, 2018

Perrigo Company plc - Item 1
Note 13

the Attorney General filed a request to file a response to the amended settlement agreement and asked for an extension to file a response until November 11, 2018, which was granted by the court.

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

Other Matters

Our Board of Directors received a shareholder demand letter dated October 30, 2018 relating to the allegations in the securities cases and price fixing lawsuits described above. The letter demands that the Board of Directors initiate an action against certain current and former executives and Board members to recover damages allegedly caused to the Company. The Board of Directors is reviewing the demand letter to determine the appropriate course of action.

NOTE 14 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. The following reflects our restructuring activity (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Beginning balance	$12.7	$39.7	$21.4	$19.7
Additional charges	18.0	3.8	23.2	54.7
Payments	(1.7)	(17.8)	(15.4)	(47.6)
Non-cash adjustments	—	0.4	(0.2)	(0.7)
Ending balance	$29.0	$26.1	$29.0	$26.1

Restructuring activity includes severance, lease exit costs, and asset impairments. The charges incurred during the three and nine months ended September 29, 2018 were primarily associated with continued costs from actions we took to streamline our organization, as well as additional lease exit costs. Of the amount recorded during the nine months ended September 29, 2018, $18.0 million related to the CHCI segment. Of the amount recorded during the nine months ended September 30, 2017, $27.2 million and $13.2 million were related to the CHCA and CHCI segments, respectively. There were no other material restructuring programs that significantly impacted any other reportable segments for the three and nine months ended September 29, 2018 or September 30, 2017. All charges are recorded in Restructuring expense on the Condensed Consolidated Financial Statements. The remaining $29.0 million liability for employee severance benefits and lease exit costs will be paid within the next year.

Perrigo Company plc - Item 1
Note 15

NOTE 15 – SEGMENT INFORMATION

Our reporting segments are as follows:

•	CHCA, comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract manufacturing, infant formula and animal health categories).

•
CHCI, comprises our branded consumer healthcare business primarily in Europe and our consumer focused businesses in the United Kingdom, Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	RX, comprises our U.S. Prescription Pharmaceuticals business.

Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

The below tables show select financial measures by reporting segment (in millions):

	Total Assets
	September 29, 2018	December 31, 2017
CHCA	$3,420.6	$3,786.8
CHCI	4,823.3	5,029.0
RX	2,699.0	2,813.0
Total	$10,942.9	$11,628.8

	Three Months Ended
	September 29, 2018			September 30, 2017
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHCA	$596.2	$(123.9)	$15.3	$598.8	$124.3	$16.9
CHCI	357.6	(2.0)	48.5	365.4	4.6	50.2
RX	179.3	36.0	20.5	250.6	82.1	21.0
Other	—	—	—	16.5	(0.4)	0.4
Unallocated	—	(32.1)	—	—	(48.2)	—
Total	$1,133.1	$(122.0)	$84.3	$1,231.3	$162.4	$88.5

	Nine Months Ended
	September 29, 2018			September 30, 2017
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CHCA	$1,794.6	$46.6	$45.8	$1,786.4	$303.6	$51.1
CHCI	1,140.0	18.4	149.4	1,116.8	8.7	143.4
RX	601.9	154.8	61.6	708.4	239.6	65.6
Other	—	—	—	51.5	9.4	1.2
Unallocated	—	(90.8)	—	—	(121.7)	—
Total	$3,536.5	$129.0	$256.8	$3,663.1	$439.6	$261.3

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

We are a leading global healthcare company, delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We believe we are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We are a leading provider of branded OTC products throughout Europe, and also a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, gels, and nasal sprays ("extended topical"). We are headquartered in Ireland, and sell our products primarily in North America and Europe, as well as in other markets, including Australia, Israel and China.

         Our reporting segments are as follows:

•	Consumer Healthcare Americas ("CHCA"), comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract manufacturing, infant formula and animal health categories).

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

•	On January 1, 2018, we adopted ASU 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities (refer to Item 1. Note 7 and Note 11).

•	During the nine months ended September 29, 2018, we repurchased $400.0 million worth of shares as part of our authorized share repurchase plan (refer to Item 1. Note 10).

•
On August 9, 2018, we announced a plan to separate our RX business. We have begun the preparations for the separation of our RX business, which may include a possible sale, spin-off, merger or other form of

Perrigo Company plc - Item 2
Executive Overview

separation. We believe the separation, which we currently are targeting to be completed during the second half of 2019, will enable us to focus on expanding our leading consumer businesses. In connection with the proposed separation, we anticipate incurring significant preparation costs, excluding restructuring expenses and transaction costs, in the range of $45.0 million to $80.0 million depending on the final structure of a transaction, with a spin-off resulting in costs at the higher end of this range.

RESULTS OF OPERATIONS

CONSOLIDATED

Recent Trends and Developments

•
We are performing a growth-driven exercise focused around our core competencies. We are measuring potential business opportunities, including organic and inorganic growth prospects, against our strengths and capabilities, as well as identifying gaps and areas for improvement. Following our assessment, we will prioritize potential investment opportunities across the organization and solidify our strategic road-map. Through this exercise, we may further refine our portfolio and the necessary capital resources deployed to deliver consistent shareholder returns.

Consolidated Results

Three Month Comparison

	Three Months Ended
(in millions)	September 29, 2018	September 30, 2017
Net sales	$1,133.1	$1,231.3
Gross profit	$424.8	$497.8
Gross profit %	37.5%	40.4%
Operating expenses	$546.8	$335.4
Operating expenses %	48.3%	27.2%
Operating income (loss)	$(122.0)	$162.4
Operating income (loss) %	(10.8)%	13.2%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

•	Net sales decreased $98.2 million, or 8%, over the prior year period due primarily to competition driven pricing pressure and decreased sales volume of certain products in the CHCA and RX segments.

Perrigo Company plc - Item 2
Consolidated

•	Gross profit as a percentage of net sales was 290 basis points lower due primarily to product mix in the RX segment.

•	Operating income decreased $284.4 million, or 175%, over the prior year period due primarily to impairment charges related to our animal health goodwill and intangible assets in the CHCA segment.

Nine Month Comparison

	Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017
Net sales	$3,536.5	$3,663.1
Gross profit	$1,388.5	$1,466.7
Gross profit %	39.3%	40.0%
Operating expenses	$1,259.5	$1,027.1
Operating expenses %	35.6%	28.0%
Operating income	$129.0	$439.6
Operating income %	3.6%	12.0%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

•	Net sales decreased $126.6 million, or 4%, over the prior year period due primarily to competition driven pricing pressure and decreased sales volume of certain products in the CHCA and RX segments.

•	Operating income decreased $310.6 million, or 71%, over the prior year period due primarily to impairment charges related to our animal health goodwill and intangible assets in the CHCA segment.

CONSUMER HEALTHCARE AMERICAS

Recent Trends and Developments

•
On May 29, 2018, we entered into a license agreement with Merck Sharp & Dohme Corp. ("Merck") that will allow us to develop and commercialize an OTC version of Nasonex-branded products, as well as other products containing the same active ingredient. In connection with this license agreement, we paid an upfront license fee of $50.0 million. In addition, if we achieve certain development milestones, we will make future milestone and royalty payments (refer to Item 1. Note 3).

Perrigo Company plc - Item 2
CHCA

•
During the three months ended September 29, 2018, we identified indications of impairment in the animal health reporting unit. The impairment indicators related to continued decline in the reporting unit’s operating results in the period and the impact this has on future periods, compared to performance expectations in the prior period. We recorded impairment charges of $213.3 million of goodwill and intangible assets in Impairment charges on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 4 and Note 6).

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	September 29, 2018	September 30, 2017
Net sales	$596.2	$598.8
Gross profit	$184.7	$206.1
Gross profit %	31.0%	34.4%
Operating income (loss)	$(123.9)	$124.3
Operating income (loss) %	(20.8)%	20.8%

Three Months Ended September 29, 2018 vs. Three Months Ended September 30, 2017

Net sales decreased $2.6 million, or 0.4%, over the prior year period primarily as a result of:

•	A net decrease in sales of existing products of $12.2 million due primarily to:

•	Lower sales in our animal health category due primarily to lost distribution and channel dynamics;

•	Ongoing pricing pressure, which we expect to continue for the foreseeable future, and lower sales volumes in our gastrointestinal category; partially offset by

•	Higher sales volumes in our smoking cessation category and our infant formula and dermatological businesses; and

•	The absence of sales of discontinued products of $1.0 million; partially offset by

•
New product sales of $12.5 million due primarily to the launches of esomeprazole magnesium (store brand equivalent to Nexium® 24HR capsules), omeprazole delayed release orally disintegrating tablets and infant formula products.

Operating income decreased $248.2 million, or 200%, over the prior year period as a result of:

•
A decrease of $21.4 million in gross profit and a decrease in gross profit as a percentage of net sales of 340 basis points due primarily to lower sales in the higher margin animal health category, pricing pressures and increased commodity cost for certain products and operating inefficiencies.

•
An increase of $226.8 million in operating expenses due primarily to impairment charges related to animal health goodwill and intangible assets and certain In-process Research and Development ("IPR&D") of $221.8 million.

Perrigo Company plc - Item 2
CHCA

Nine Month Comparison

	Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017
Net sales	$1,794.6	$1,786.4
Gross profit	$580.3	$598.3
Gross profit %	32.3%	33.5%
Operating income	$46.6	$303.6
Operating income %	2.6%	17.0%

Nine Months Ended September 29, 2018 vs. Nine Months Ended September 30, 2017

Net sales increased $8.2 million, or 0.5%, over the prior year period primarily as a result of:

•
New product sales of $39.0 million due primarily to the launches of esomeprazole magnesium (store brand equivalent to Nexium® 24HR capsules), omeprazole delayed release orally disintegrating tablets, and infant formula products; partially offset by

•	A net decrease in sales of existing products of $22.2 million due to:

•	Lower sales in our animal health category due to lost distribution and channel dynamics;

•	Ongoing pricing pressure, which we expect to continue for the foreseeable future, and lower sales volumes in our gastrointestinal category; partially offset by

•	Higher sale volumes in our cough/cold/allergy/sinus and analgesics categories and our infant formula business; and

•	The absence of sales of discontinued products of $6.8 million.

Operating income decreased $257.0 million, or 85%, over the prior year period as a result of:

•
A decrease of $18.0 million in gross profit and a decrease in gross profit as a percentage of net sales of 120 basis points due primarily to increased commodity costs for certain products, operating inefficiencies related to our infant formula business, unfavorable product mix and pricing pressure.

•	An increase of $239.0 million in operating expenses due primarily to:

•	Impairment charges related to animal health goodwill and intangible assets and certain IPR&D of $221.8 million; and

•	Increased Research and Development ("R&D") expense of $47.1 million due primarily to a $50.0 million payment to enter into a license agreement with Merck; partially offset by

•	Decreased Restructuring expense of $26.8 million related to the cost reduction initiatives taken in the prior year period.

CONSUMER HEALTHCARE INTERNATIONAL

Recent Trends and Developments

•
Management continues to implement its previously disclosed strategy for brand prioritization, sales force restructuring, and manufacturing insourcing, which is expected to reduce selling costs, improve operating margins and focus on higher value OTC products. As part of this strategy we implemented a new restructuring plan in our CHCI segment that is expected to improve our cost structure.

Perrigo Company plc - Item 2
CHCI

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	September 29, 2018	September 30, 2017
Net sales	$357.6	$365.4
Gross profit	$166.7	$165.9
Gross profit %	46.6%	45.4%
Operating income (loss)	$(2.0)	$4.6
Operating income (loss) %	(0.6)%	1.2%

Three Months Ended September 29, 2018 vs. Three Months Ended September 30, 2017

Net sales decreased $7.8 million, or 2%, over the prior year period primarily as a result of:

•
A decrease in sales of existing products of $10.6 million due primarily to lower sales in the lifestyle category and non-branded U.K. business; partially offset by higher sales volumes in the analgesics business and anti-parasite and personal care categories;

•	Unfavorable foreign currency translation of $9.9 million; and

•	The absence of sales of discontinued products of $4.7 million; partially offset by

•	New product sales of $19.2 million.

Operating income decreased $6.6 million, or 144%, over the prior year period primarily as a result of:

•	An increase of $7.4 million in operating expenses due primarily to:

•	Increased Restructuring expense of $14.4 million related to the cost reduction initiatives taken in the current period; partially offset by

•
Decreased Selling and Administration expense of $7.6 million due primarily to cost improvement actions and lower promotional spend in current period and the effect of favorable foreign currency translation.

Nine Month Comparison

	Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017
Net sales	$1,140.0	$1,116.8
Gross profit	$542.4	$509.4
Gross profit %	47.6%	45.6%
Operating income	$18.4	$8.7
Operating income %	1.6%	0.8%

Nine Months Ended September 29, 2018 vs. Nine Months Ended September 30, 2017

Net sales increased $23.2 million, or 2%, over the prior year period as a result of:

•	New product sales of $58.7 million; and

•	Favorable foreign currency translation of $53.4 million; partially offset by

•
A decrease in sales of existing products of $40.1 million due primarily to lower sales in the cough/cold/allergy/sinus, lifestyle, and personal care categories; partially offset by higher sales volume in the natural health and vitamins, minerals and dietary supplements category;

•	The absence of $30.8 million in sales attributable to the exited Russian business and prior year distribution phase out initiatives; and

Perrigo Company plc - Item 2
CHCI

•	The absence of sales of discontinued products of $18.0 million.

Operating income increased $9.7 million, or 112%, over the prior year period as a result of:

•
An increase of $33.0 million in gross profit and an increase in gross profit as a percentage of net sales of 200 basis points due primarily to improved product mix driven by new products and benefits from continued insourcing initiatives; partially offset by

•	An increase of $23.3 million in operating expenses due primarily to:

•	Increased Selling and Administration expense of $15.6 million due primarily to the effect of unfavorable foreign currency translation; and

•	Increased Restructuring expense of $5.9 million related to the cost reduction initiatives taken in the current period.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We continue to experience a significant year-over-year reduction in pricing in our RX segment due to competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture supply chain productivity savings, competition in specific products, and consolidation of certain customers. We expect this softness to continue to impact the segment for the foreseeable future and we are forecasting a 11%-14% pricing decline in this segment for the year ending December 31, 2018.

•
On August 9, 2018, we announced a plan to separate our RX business. We have begun the preparations for the separation of our RX business, which may include a possible sale, spin-off, merger or other form of separation. We believe the separation, which we currently are targeting to be completed during the second half of 2019, will enable us to focus on expanding our leading consumer businesses. In connection with the proposed separation, we anticipate incurring significant preparation costs, excluding restructuring expenses and transaction costs, in the range of $45.0 million to $80.0 million depending on the final structure of a transaction, with a spin-off resulting in costs at the higher end of this range.

•
On August 24, 2018, we purchased the Abbreviated New Drug Application ("ANDA") for Diclofenac Sodium Gel, 3% ("Diclo 3%") for $30.4 million in cash, which we capitalized as a developed product technology intangible asset. We expect to launch Diclo 3% within the next twelve months (refer to Item 1. Note 3).

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	September 29, 2018	September 30, 2017
Net sales	$179.3	$250.6
Gross profit	$73.4	$116.7
Gross profit %	41.0%	46.6%
Operating income	$36.0	$82.1
Operating income %	20.1%	32.8%

Three Months Ended September 29, 2018 vs. Three Months Ended September 30, 2017

Net sales decreased $71.3 million, or 29%, over the prior year period as a result of:

•
A decrease of $70.8 million in sales of existing products due primarily to increased competition driven pricing pressure, and customer service challenges resulting in decreased sales volume of certain products; and

Perrigo Company plc - Item 2
RX

•	The absence of sales of discontinued products of $3.8 million; partially offset by

•	New product sales of $3.3 million.

Operating income decreased $46.1 million, or 56%, over the prior year period as a result of:

•	A decrease in gross profit of $43.3 million and a decrease of gross profit as a percentage of net sales of 560 basis points due primarily to pricing pressure and product mix.

•	An increase of $2.8 million in operating expenses due primarily to an increase in R&D of $7.0 million, which represented 580 basis points increase in R&D as a percentage of net sales.

Nine Month Comparison

	Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017
Net sales	$601.9	$708.4
Gross profit	$265.7	$332.1
Gross profit %	44.2%	46.9%
Operating income	$154.8	$239.6
Operating income %	25.7%	33.8%

Nine Months Ended September 29, 2018 vs. Nine Months Ended September 30, 2017

Net sales decreased $106.5 million, or 15%, over the prior year period as a result of:

•	A decrease in sales of existing products of $117.8 million due primarily to increased competition driven pricing pressure and decreased sales volume of certain products; and

•	The absence of sales of discontinued products of $9.5 million; partially offset by

•	New product sales of $20.8 million due primarily to sales of testosterone 2% topical (generic equivalent to Axiron®).

Operating income decreased $84.8 million, or 35%, over the prior year period as a result of:

•	A decrease of $66.4 million in gross profit and a decrease in gross profit as a percentage of net sales of 270 basis points due primarily to pricing pressure and product mix.

•	An increase of $18.4 million in operating expenses due primarily to the absence of a gain of $23.0 million for the sale of certain ANDAs recognized in the prior year period.

OTHER

We had a legacy operating segment, Other, which contained our API businesses, which we divested in 2017. Following the divestitures, there were no substantial assets or operations left in the segment. During the three and nine months ended September 30, 2017, the Other segment had $16.5 million and $51.5 million of net sales and $0.4 million of operating loss and $9.4 million of operating income, respectively.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Three Months Ended		Nine Months Ended
September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
$32.1	$48.2	$90.9	$120.8

The decrease of $16.1 million in unallocated expenses during the three months ended September 29, 2018 compared to the prior year period was due to a decrease of $9.7 million of Administration expense due primarily to a $3.7 million gain on the sale of an asset and decreased employee-related costs of $6.7 million. In addition, share-based compensation expenses were lower by $6.0 million driven by a decrease in expected attainment towards performance-based incentives.

The decrease of $29.9 million in unallocated expenses during the nine months ended September 29, 2018 compared to the prior year period was due to a decrease of $25.3 million of Administration expense due primarily to an insurance recovery of $17.8 million, a decrease in legal and consulting fees of $8.6 million, and a $3.7 million gain on the sale of an asset. In addition, the prior year included Restructuring expense of $4.2 million related to cost reduction initiatives.

Change in Financial Assets, Interest expense, net, and Other expense, net (Consolidated)

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Change in financial assets	$(74.9)	$2.6	$(65.9)	$24.2
Interest expense, net	$31.7	$34.7	$95.2	$133.1
Other (income) expense, net	$0.2	$(3.6)	$12.3	$(1.1)
Loss on extinguishment of debt	$—	$—	$0.5	$135.2

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

The fair value of the Royalty Pharma contingent milestone payments increased by $74.9 million during the three months ended September 29, 2018. This increase included $67.7 million and $7.2 million increases in the fair value of the 2018 and 2020 contingent milestone payments, respectively. During the nine months ended September 29, 2018, the fair value of the contingent milestone payments increased by $65.9 million. This increase included $53.2 million and $12.7 million increases in the fair value of the 2018 and 2020 contingent milestone payments, respectively. The net changes in the fair value of the contingent milestone payments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the respective earn-outs as of September 29, 2018.

The fair value of the Royalty Pharma contingent milestone payments decreased $2.9 million and $42.1 million during the three and nine months ended September 30, 2017, respectively, as a result of a decrease in the estimated Tysabri® revenues due to the launch of Ocrevus® in the U.S. market late in the first quarter of 2017.

Payment of the contingent milestone payments is dependent on actual global net sales of Tysabri® in 2018 and 2020. Of the $200.4 million of estimated fair value contingent milestone payments as of September 29, 2018, $133.0 million and $67.4 million relates to the 2018 and 2020 contingent milestone payments, respectively. If Tysabri® global net sales do not meet the prescribed threshold in 2018, we will write off the $133.0 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $250.0 million and recognize income of $117.0 million in Change in financial assets on the Condensed Consolidated Statements of Operations. If Tysabri® global net sales do not meet the prescribed threshold in 2020, we will write off the $67.4 million asset as an

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

expense. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $332.6 million in Change in financial assets on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 6).

Interest Expense, Net

Interest expense, net was $31.7 million during the three months ended September 29, 2018 compared to $34.7 million for the three months ended September 30, 2017. The $3.0 million decrease was due primarily to a debt repayment made during the three months ended December 31, 2017 related to our 5.125% retail bonds (refer to the "Borrowings and Capital Resources" section below and Item 1. Note 9).

Interest expense, net was $95.2 million during the nine months ended September 29, 2018 compared to $133.1 million for the nine months ended September 30, 2017. The $37.9 million decrease was the result of $2.2 billion of repayments on long-term debt made during the three months ended June 1, 2017 (refer to the "Borrowings and Capital Resources" section below and Item 1. Note 9).

Other (Income) Expense, Net

Other (income) expense, net was $0.2 million expense for the three months ended September 29, 2018 compared to $3.6 million income for the three months ended September 30, 2017. The $3.8 million change was due primarily to a $0.9 million loss on investment securities (refer to Item 1. Note 7), and $1.1 million of unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

Other (income) expense, net was $12.3 million expense during the nine months ended September 29, 2018 compared to $1.1 million income for the nine months ended September 30, 2017. The $13.4 million change was due primarily to a $11.6 million loss on investment securities (refer to Item 1. Note 7), $4.5 million of unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies; partially offset by the absence of a $5.9 million loss on hedges related to the extinguishment of debt in the prior year period (refer to Item 1. Note 8).

Loss on Extinguishment of Debt

During the nine months ended September 30, 2017, we recorded a $135.2 million loss on extinguishment of debt, which consisted of tender premium on debt repayments, transaction costs, write-off of deferred financing fees, and bond discounts related to the $500.0 million 3.500% senior notes due December 2021, $500.0 million 3.500% senior notes due March 2021, $400.0 million 4.900% senior notes due 2044, $800.0 million 4.000% senior notes due 2023, and $400.0 million 5.300% senior notes due 2043 (refer to Item 1. Note 9).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
14.5%	65.5%	42.9%	68.7%

The effective tax rate for the three months ended September 29, 2018 decreased compared to the prior year period due primarily to an additional tax benefit recorded in the current period adjusting the provisional estimate of the 2017 U.S. deferred tax balances as well as the exclusion of withholding tax related to sale transactions and the impacts of audit settlements recorded in the prior year period. The effective tax rate for the nine months ended September 29, 2018 decreased compared to the prior year period due primarily to the previously mentioned exclusion of withholding tax and audit settlements recorded in the prior year period offset by non-deductible intangible and goodwill impairments recorded in the current year period.

Our tax rate is subject to adjustment over the balance of the fiscal year due to, among other things, the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments based on

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

differing interpretations of the applicable transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, IRS proposed regulations related to tax reform); changes in U.S. GAAP; and expiration of or the inability to renew tax rulings or tax holiday incentives.

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

On October 31, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years under audit 2012-2013. The audit finding letter relates to Elan’s taxation of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan. The consideration paid by Biogen to Elan took the form of an upfront payment and future contingent royalty payments. We disagree with the Irish Revenue position as asserted in the audit finding letter and intend to contest it, and therefore the amount of adjustments, if any, that may ultimately be asserted by the Irish Revenue cannot be quantified at this stage. The amount of any future assessment could be material.

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

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

years ended June 29, 2013 and June 28, 2014 concluded with no material impact to the financial statements. The Ireland Tax Authority is currently auditing our years ended December 31, 2012 and December 31, 2013.

Critical Accounting Policies
The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting policies disclosed in our 2017 Form 10-K other than the revenue recognition policies that we updated upon adoption of ASC 606 (refer to Item 1. Note 2).

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Operating Activities

	Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	Increase/(Decrease)
Cash Flows From (For) Operating Activities
Net income	$49.6	$46.4	$3.2
Non-cash adjustments	523.2	560.8	(37.6)
Subtotal	572.8	607.2	(34.4)

Increase (decrease) in cash due to:
Accounts receivable	20.2	38.4	(18.2)
Inventories	(101.3)	(28.3)	(73.0)
Accounts payable	44.5	(6.0)	50.5
Payroll and related taxes	(40.8)	(36.7)	(4.1)
Accrued customer programs	(1.2)	(15.8)	14.6
Accrued liabilities	(31.1)	(18.8)	(12.3)
Accrued income taxes	(60.0)	(61.5)	1.5
Other, net	(4.4)	3.5	(7.9)
Subtotal	$(174.1)	$(125.2)	$(48.9)

Net cash from operating activities	$398.7	$482.0	$(83.3)

We generated $398.7 million of cash from operating activities during the nine months ended September 29, 2018, a $83.3 million decrease over the prior year period, due to the following:

•
Changes in inventory due primarily to increased volumes related to operating inefficiencies and actions to improve customer service in our CHCA segment, insourcing initiatives in our CHCI segment and changing market dynamics in our RX segment;

•	Decreased net income after non-cash adjustments;

•
Changes in accounts receivable due primarily to the discontinuation of our Belgium accounts receivable factoring program, more than offset by timing of sales and receipt of payments in our CHCA and CHCI segments;

•
Changes in accrued liabilities due primarily to the change in legal and professional expense accruals, royalty and profit sharing accruals, accrued interest payable and deferred revenue associated with BCH-Belgium distribution contracts; partially offset by

•	Changes in accounts payable due primarily to timing of payments, mix of payment terms, and an increase in inventory; and

•	Changes in accrued customer-related programs due primarily to higher customer related-accruals and the timing of rebate payments.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Investing Activities

	Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	Increase/(Decrease)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	$11.4	$86.4	$(75.0)
Purchase of investment securities	(7.5)	—	(7.5)
Asset acquisitions	(32.8)	—	(32.8)
Additions to property, plant and equipment	(56.8)	(55.2)	(1.6)
Net proceeds from sale of business and other assets	5.0	46.7	(41.7)
Proceeds from sale of the Tysabri® financial asset	—	2,200.0	(2,200.0)
Other investing, net	—	(5.8)	5.8
Net cash from (for) investing activities	$(80.7)	$2,272.1	$(2,352.8)

Cash used for investing activities totaled $80.7 million for the nine months ended September 29, 2018 compared to cash generated of $2.3 billion in the prior year period. In the current year period, cash used for investing was due primarily to capital expenditures of $56.8 million, asset acquisitions of $32.8 million related primarily to Diclo 3% (refer to Item 1. Note 3), and a $7.5 million investment in Zibo Xinhua - Perrigo Pharmaceutical Company Limited (refer to Item 1. Note 7), offset partially by $11.4 million of proceeds from royalty rights and $5.0 million in proceeds from sales of business and other assets. The prior year inflow was due primarily to the completed divestment of our Tysabri® financial asset to Royalty Pharma, for which we received $2.2 billion in cash at closing (refer to Item 1. Note 6).

Financing Activities

	Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	Increase/(Decrease)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	$431.0	$—	$431.0
Payments on long-term debt	(470.0)	(2,243.7)	1,773.7
Borrowings (repayments) of revolving credit agreements and other financing, net	(8.7)	—	(8.7)
Deferred financing fees	(2.4)	(4.2)	1.8
Premium on early debt retirement	—	(116.1)	116.1
Issuance of ordinary shares	1.0	0.5	0.5
Repurchase of ordinary shares	(400.0)	(191.5)	(208.5)
Cash dividends	(78.7)	(68.7)	(10.0)
Other financing, net	(9.8)	2.7	(12.5)
Net cash (for) financing activities	$(537.6)	$(2,621.0)	$2,083.4

Cash used for financing activities totaled $537.6 million for the nine months ended September 29, 2018 compared to $2.6 billion in the prior year period. In the current year period, cash used for financing activities included $470.0 million of repayments on long-term debt offset by $431.0 million of debt issuance related to our 2018 term loan due March 8, 2020, $400.0 million in share repurchases, and $78.7 million paid in dividends. The prior year outflow was due primarily to $2.2 billion of repayments on long-term debt, $116.1 million of discounts on early debt retirement, $191.5 million in shares repurchased, as well as $68.7 million paid in dividends (refer to "Borrowings and Capital Resources" below and Item 1. Note 9).

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Given the expiration of the previous authorization, in October 2018, the Board of Directors authorized up to $1.0 billion of shares repurchase authorization. This authorization has no expiration date (refer to Item 1. Note 10).

Borrowings and Capital Resources

Revolving Credit Agreements

On December 5, 2014, Perrigo Finance entered into a $600.0 million revolving credit agreement, which increased to $1.0 billion on March 30, 2015 (the "2014 Revolver"). On March 8, 2018, we terminated the 2014 Revolver and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of September 29, 2018 or under the 2014 Revolver as of December 31, 2017.

Term Loans and Notes

We had $2.9 billion outstanding under our notes and bonds as of both September 29, 2018 and December 31, 2017. We had $368.3 million and $420.0 million outstanding under our term loan as of September 29, 2018 and December 31, 2017, respectively.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing December 5, 2019. On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020.

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no borrowings outstanding under these facilities at September 29, 2018. The balance outstanding under the overdraft facilities was $6.9 million at December 31, 2017.

Accounts Receivable Factoring

The total amount factored on a non-recourse basis and excluded from accounts receivable was $19.4 million and $27.5 million at September 29, 2018 and December 31, 2017, respectively.

We are in compliance with all covenants under our debt agreements as of September 29, 2018 (refer to Item 1. Note 9 for more information on all of the above debt facilities).

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Credit Ratings

Our credit ratings on September 29, 2018 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Rating Services, respectively.

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

Contractual Obligations and Commitments

There were no material changes in contractual obligations as of September 29, 2018 from those provided in our 2017 Form 10-K.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2017 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 29, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 29, 2018 because of the material weakness in our internal control over financial reporting described below.

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

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 29, 2018. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.

Management has concluded that our internal control over financial reporting was ineffective as of September 29, 2018. The results of management’s assessment have been reviewed with our Audit Committee.

Income Taxes

The material weakness over the income tax process that was identified during our fiscal year ended December 31, 2017 was not remediated during the three months ended September 29, 2018, and we determined that we did not design or maintain effective controls over our income tax accounting process. Accordingly, there is a reasonable possibility that a material misstatement will not be prevented or detected on a timely basis.

Perrigo Company plc - Item 4
Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Other than as described above under "Remediation Plan," there have been no changes in our internal control over financial reporting during the three months ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently involved in several audit and adjustment related disputes, including litigation, with the Internal Revenue Service (“IRS”). These include litigation regarding our 2009, 2010, 2011, and 2012 tax years, as well as proposed audit adjustments related to litigation costs and transfer pricing positions related to Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the 2011, 2012 and 2013 tax years. In addition, on October 31, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years under audit 2012-2013. The audit finding letter relates to Elan’s taxation of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan. The consideration paid by Biogen to Elan took the form of an upfront payment and future contingent royalty payments.

At this time, we cannot predict the outcome of any audit or related litigation. Unfavorable resolutions of the audit matters discussed above could, individually or in the aggregate, have a material impact on our consolidated financial statements in future periods.

Management transition creates uncertainties, and any difficulties we experience in managing such transitions may negatively impact our business.

Over the last several years, we have experienced a number of changes in our executive leadership. Most recently, on October 8, 2018, we announced the appointment of Murray S. Kessler as President and Chief Executive Officer and member of our Board. Mr. Kessler’s appointment followed the resignation of Uwe Roehrhoff, who had held those roles since his appointment in January 2018. Changes in executive management create uncertainty. Moreover, changes in our company as a result of management transition could have a disruptive impact on our ability to implement, or result in changes to, our strategy and could negatively impact our business, financial condition and results of operations.

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

The proposed separation, regardless of form, would be a complex endeavor and could be affected by unanticipated developments and other factors, such as the impact of the U.S. Tax Cuts and Jobs Act, other tax reform and related existing regulations or future regulations (which may be retroactive), existing interdependencies with our manufacturing and shared-service operations, the outcome of the liability, if any, associated with our price-fixing claims, results of other strategic initiatives, and changes in market conditions, any of which could change,

Perrigo Company plc - Item 1A
Risk Factors

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

In connection with the proposed separation, we anticipate incurring significant preparation costs, excluding restructuring expenses and transaction costs, in the range of $45.0 million to $80.0 million depending on the final structure of a transaction, with a spin-off resulting in costs at the higher end of this range. In addition, completion of the separation will require a significant amount of management time and effort, which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including our other strategic initiatives, possible organic or inorganic growth opportunities, and customer and vendor relationships. Any of the foregoing could adversely affect our business, results of operations, liquidity, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended September 29, 2018 was as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Value of Shares Available for Purchase(1)
July 1 - July 31, 2018	852,400	$76.25	852,400
August 1 - August 31, 2018	985,700	$71.04	985,700
September 1 - September 30, 2018	—	$—	—	$908.46	million
Total	1,838,100			$908.46	million

(1) The remaining $908.46 million in the table represents the amount available to be repurchased under our share repurchase program as of September 29, 2018, which was replaced by a new repurchase authorization in October 2018. Refer to Part II, Item 1. Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional information on our share repurchase program.

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

10.1
Employment Agreement, effective as of October 8, 2018, by and between Perrigo Management Company and Murray S. Kessler (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2018).

10.2	Separation Agreement and General Release, effective as of October 8, 2018, by and between Perrigo Management Company and Uwe F. Roehrhoff (filed herewith).

31.1	Rule 13a-14(a) Certification by Murray S. Kessler, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Ronald L. Winowiecki, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	November 8, 2018	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 8, 2018	/s/ Ronald L. Winowiecki
Ronald L. Winowiecki
Chief Financial Officer
(Principal Accounting and Financial Officer)