Form 10-K
period 2018-12-31
PERRIGO Co plc
filed 2019-02-27
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-36353
Perrigo Company plc
(Exact name of registrant as specified in its charter)

Ireland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Sharp Building, Hogan Place, Dublin 2, Ireland	-
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +353 1 7094000
Securities registered pursuant to Section 12(b) of the Act:

Ordinary shares, €0.001 par value	New York Stock Exchange
Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES	[X]	NO	[ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	YES	[ ]	NO	[X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	YES	[X]	NO	[ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on June 29, 2018 as reported on the New York Stock Exchange, was $10,034,430,689. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2019, the registrant had 135,873,069 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10-K
YEAR ENDED DECEMBER 31, 2018

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; the success of management transition; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company's appeal of the Notice of Assessment ("NoA") issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) and the impact that an adverse result in such proceedings would have on operating results, cash flows and liquidity; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information and litigation relating to uncertain tax positions, including the NoA; potential impacts of ongoing or future government investigations and regulatory initiatives; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions and the success of such transactions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts, strategic and other initiatives. Statements regarding the separation of the RX business, including the expected benefits, anticipated timing, form of any such separation and whether the separation ultimately occurs, are all subject to various risks and uncertainties, including future financial and operating results, our ability to separate the business, the effect of existing interdependencies with our manufacturing and shared service operations, and the tax consequences of the planned separation to us or our shareholders. Furthermore, we may incur additional tax liabilities in respect of 2016 and prior years or be found to have breached certain provisions of Irish company law in connection with our restatement of our previously filed financial statements, which may result in additional expenses and penalties. These and other important factors, including those discussed in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

WHO WE ARE

We are a leading global healthcare company that has been delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We are also a leading provider of branded consumer health and wellness products throughout Europe and a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, gels, and nasal sprays ("extended topicals"). We are headquartered in Ireland and sell our products primarily in North America and Europe, as well as in other markets, including Israel, Mexico, Australia, and Canada.

Segments

Our operating and reportable segments are as follows:

•	Consumer Healthcare Americas ("CHCA"), comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract manufacturing, infant formula and animal health categories).

•
Consumer Healthcare International ("CHCI"), comprises our branded consumer healthcare business primarily in Europe and our consumer focused businesses in the United Kingdom ("U.K."), Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	Prescription Pharmaceuticals ("RX"), comprises our U.S. Prescription Pharmaceuticals business.

Perrigo Company plc - Item 1
Business Overview

We previously had two legacy segments, Specialty Sciences and Other, which contained our Tysabri® financial asset and API businesses, respectively, which we divested. Following these divestitures, there were no substantial assets or operations left in either of these segments. Effective January 1, 2017, all expenses associated with our former Specialty Sciences segment were moved to unallocated expenses. Financial information related to our business segments can be found in Item 8. Note 19. Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

MAJOR DEVELOPMENTS IN OUR BUSINESS

Vision Transformation

Upon the arrival of our new CEO and President Murray Kessler, he and his leadership team made their first priority to set a new vision for the Company that will help us transform into a consumer-focused company. That vision is "To make lives better by bringing "Quality, Affordable Self-Care Products™" that consumers trust everywhere they are sold." The new vision for the future is designed to support the shifting focus on our consumer branded and store brand portfolio and our global reach and the opportunities for growth we see ahead of us, while remaining loyal to our heritage. The vision represents an evolution from healthcare to self-care, which takes advantage of a massive global trend and opens up a large number of adjacent growth opportunities for the Company.

Irish Tax Appeals Commission Notice of Amended Assessment

Perrigo Pharma International, a designated activity company organized under the laws of Ireland, formerly known as Elan Pharma International Limited (“Elan Pharma”) and currently a subsidiary of Perrigo Company plc, timely filed an appeal on December 27, 2018 with the Irish Tax Appeals Commission regarding a NoA issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the calendar year ended December 31, 2013. The NoA is dated November 29, 2018, and assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties.

Perrigo acquired Elan Pharma through the December 2013 business combination between Perrigo’s predecessor and Elan Corporation, plc. The NoA relates to the tax treatment of the April 2013 sale by Elan Pharma of Tysabri® intellectual property and related assets to Biogen Idec. As previously reported, the consideration paid by Biogen Idec took the form of an upfront payment and future contingent payments. The upfront payment received from Biogen Idec in 2013 and contingent payments received in subsequent years were recognized as trading income in Elan Pharma’s tax returns filed with Irish Revenue. This treatment is consistent with Elan Pharma’s activities for two decades relating to the active management of intellectual property rights, which includes acquiring, developing, holding, exploiting, dealing in and disposing of intellectual property rights for use in the pharmaceutical industry.

On October 30, 2018, Irish Revenue issued an audit findings letter to Elan Pharma asserting the claim that (a) IP sales transactions by Elan Pharma, including the sale of Tysabri®, were not part of the trade of Elan Pharma and therefore should have been treated as chargeable gains subject to an effective 33% tax rate, rather than the 12.5% tax rate applicable to trading income, and (b) all amounts received in respect of both the Tysabri® transaction and the related transaction entered into with RPI Finance Trust in 2017 should be taxed in Elan Pharma’s 2013 tax year.

We disagree with both the basis on which Elan Pharma has been assessed and the methodology used to calculate the amount set out in the NoA. We believe the NoA is without merit and that Irish Revenue’s position is incorrect as a matter of law. Accordingly, we filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. As part of this strategy to pursue all available administrative and judicial avenues, Elan Pharma was, on February 25, 2019, granted leave by the Irish High Court to seek judicial review of the issuance of the NoA. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. If we are ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission has been stayed until a decision on the judicial review application has been made, which could take up to, or more than, a year. No payment of any amount related to this assessment is required to be made, if at all, until all applicable proceedings

Perrigo Company plc - Item 1
Business Overview

have been completed, which could take a number of years. However, while we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is ultimately resolved unfavorably it would have a material adverse impact on us, including on liquidity and capital resources (refer to Item 1A. Risk Factors - Tax related Risks and Item 8. Note 14).

RX Separation

On August 9, 2018, we announced a plan to separate our RX business, which, when completed, will enable us to focus on expanding our consumer-facing businesses. We have begun the preparations for the separation, which may include a possible sale, spin-off, merger or other form of separation. While we are currently targeting to complete the separation by the end of 2019, the form of separation may delay its completion beyond this date. In connection with the proposed separation, we anticipate incurring significant preparation costs, excluding restructuring expenses and transaction costs, in the range of $45.0 million to $80.0 million depending on the final structure of a transaction, with a spin-off resulting in costs at the higher end of this range.

API Divestitures

During the year ended December 31, 2017, we completed the sale of our India API business to Strides Shasun Limited for $22.2 million in proceeds. Prior to closing the sale, we determined that the carrying value of the India API business exceeded its fair value less the cost to sell, resulting in an impairment charge of $35.3 million, which was recorded in Impairment charges on the Consolidated Statements of Operations for the year ended December 31, 2016.

During the year ended December 31, 2017, we completed the sale of our Israel API business to SK Capital, for a sale price of $110.0 million.

Financial Asset

During the year ended December 31, 2016, we initiated a strategic review of the Tysabri® financial asset and identified impairment indicators of the fair value of that royalty stream, which led to a goodwill impairment of $199.6 million, which was recorded in Impairment charges on the Consolidated Statements of Operations. During the year ended December 31, 2017, we divested the Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $134.5 million as of December 31, 2017. During the year ended December 31, 2018, Tysabri® met the 2018 global net sales threshold resulting in a $170.1 million gain recorded in Change in financial assets. We received the $250.0 million royalty payment on February 22, 2019. In order for us to receive the 2020 milestone payment, Royalty Pharma contingent payments for Tysabri® sales in 2020 must exceed $351.0 million. The fair value of the 2020 milestone payment is $73.2 million as of December 31, 2018.

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

The broader European platform established through the Omega acquisition facilitated the acquisition of a portfolio of well-established OTC brands sold primarily in Europe from GlaxoSmithKline Consumer Healthcare (“GSK”), on August 28, 2015, as well as Naturwohl Pharma, GmbH ("Naturwohl"), with its leading German dietary supplement brand Yokebe®, on September 15, 2015.

Perrigo Company plc - Item 1
Business Overview

During the year ended December 31, 2016, we identified impairment indicators associated with certain intangible assets and goodwill, which required us to test these assets for impairment. As a result, we recorded total impairments of $2.0 billion which was recorded in Impairment charges on the Consolidated Statements of Operations (refer to Item 8. Note 4).

NEW PRODUCTS

We consider a product to be new if it (i) was reformulated, (ii) was a product line extension due to changes in characteristics such as strength, flavor, or color, (iii) had a change in product status from "prescription only" ("Rx") to OTC, (iv) was a new store brand or branded launch, (v) was provided in a new dosage form or (vi) was sold to a new geographic area with different regulatory authorities, in all cases, within 12 months prior to the end of the period for which net sales are being measured. During the year ended December 31, 2018, new product sales were $169.7 million.

CONSUMER HEALTHCARE AMERICAS

Overview

The CHCA segment is focused primarily on the sale of store-brand products, including OTC cough, cold, allergy and sinus, analgesic, gastrointestinal, smoking cessation, infant formula and food, diagnostic products, and animal health products in the U.S., Mexico and Canada. We are a leading provider of consumer healthcare products sold to consumers via store brands as well as consumer healthcare products under our own brands. Consumer awareness and knowledge of the quality and value that OTC store brand products represent continues to grow due to efforts to promote their own label programs. During the year ended December 31, 2018, our CHCA segment represented approximately 51% of consolidated net sales.

The CHCA segment develops, manufactures, and markets store-brand products that are comparable in quality and effectiveness to national brands. Store brand products must meet the same U.S. Food and Drug Administration ("FDA") requirements as national brands within the U.S. and the requirements of comparable regulatory bodies outside the U.S. In most instances our product packaging is designed to invite and reinforce comparison to national brand products, while communicating store brand value to consumers.

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

We are dedicated to continuing to be the leader in developing and marketing new store brand products, including infant formula, and have a research and development ("R&D") staff that we believe is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. Our R&D team also responds to changes in existing national brand products by reformulating existing products. For example, in the OTC pharmaceutical market, certain new products are the result of changes in product status from Rx to OTC. These “Rx-to-OTC switches” require FDA approval through a process initiated by the drug innovator. The drug innovator usually begins the process by filing a New Drug Application ("NDA"), which is often followed by a competitor filing an ANDA. New drugs are also marketed through the FDA's OTC monograph process, which allows for the production of drugs that are generally recognized as safe and effective without pre-marketing approval.

The CHCA segment also develops, manufactures, and distributes certain branded products, which is consistent with the segment's healthcare strategy to meet consumer needs wherever they are sold. Branded products are sold under the brand names Good Sense®, Sergeant's®, Sentry®, Zephrex D®, PetArmor®, and ScarAway® brand names.

We manufacture a significant portion of our CHCA segment's products at our plants in the U.S., Mexico, and Israel, and we source the remaining product materials from third parties. We rely on both internal R&D and strategic

Perrigo Company plc - Item 1
CHCA

product development agreements with outside sources to develop new products. In addition, in order to maximize both our capacity and sales of proprietary formulas, we engage in contract manufacturing, which involves producing unique ANDAs and monograph products through partnerships with major pharmaceutical and direct-to-consumer companies.

We believe the increasing age of the population, in combination with continued rising healthcare costs, will drive the need for the greater value that our store brand products provide consumers. In addition, we believe that new products and products switching from Rx to OTC (as described above) will continue to drive growth within the segment.

Recent Developments

•
On May 29, 2018, we entered into a license agreement with Merck Sharp & Dohme Corp. ("Merck") that will allow us to develop and commercialize an OTC version of Nasonex-branded products, as well as other products containing the same active ingredient. In connection with this license agreement, we paid an upfront license fee of $50.0 million. In addition, if we achieve certain development milestones, we will make future milestone and royalty payments.

•
During the year ended December 31, 2018, we identified indications of impairment in the animal health reporting unit. The impairment indicators related to changes in channel dynamics, a strategic decision to re-prioritize our brands, and a decline in the forecasted outlook of the reporting unit. We recorded goodwill and intangible asset impairment charges of $213.3 million in Impairment charges on the Consolidated Statements of Operations.

Products

Our CHCA segment offers products in the following categories:

Product Category	Description
Analgesics	Pain relievers and fever reducers
Cough/cold/allergy/sinus	Cough suppressant, chest expectorant, sinus and pain pressure relief
Gastrointestinal	Antacids, anti-diarrheal, and anti-heartburn products
Infant nutritionals	Infant formula and food products
Smoking cessation	Gums, lozenges, and other products designed to help users quit smoking
Animal health	Pet health and wellness products
VMS	Vitamins, minerals and dietary supplements
Other	Feminine hygiene, diabetes care, dermatological care, diagnostic products, scar management, and other miscellaneous healthcare products

Perrigo Company plc - Item 1
CHCA

The chart below reflects net sales by product category in the CHCA segment, which includes net sales from our OTC contract manufacturing business for the year ended December 31, 2018.

We launched a number of new CHCA products in the year ended December 31, 2018, most notably esomeprazole magnesium (store brand equivalent to Nexium® 24HR capsules), omeprazole delayed release orally disintegrating tablets, and infant formula products. During the year ended December 31, 2018, new product sales in the CHCA segment were $48.7 million.

We, on our own or in conjunction with partners, received final FDA approval from U.S. health authorities for four new products within the CHCA segment in the year ended December 31, 2018, and as of December 31, 2018, we had eight new product applications pending FDA approval.

Sales and Marketing

Our customers include major global, national, and regional retail drug, supermarket, and mass merchandise chains such as Walmart, Costco, Kroger, Target, CVS, Walgreens Boots Alliance, Dollar General, Sam’s Club, Rite Aid, Amazon, Aldi, Petsmart, and Petco, and major wholesalers, including McKesson, Amerisource Bergen, and Cardinal Health.

We seek to establish customer loyalty through superior customer service by providing a comprehensive assortment of high quality, value-priced products; timely processing, shipment and delivery of orders; assistance in managing customer inventories; and support in managing and building the customer’s store brand business. The CHCA segment employs its own sales force to service larger customers, and uses industry brokers for other customers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to work most effectively with the customer. They assist customers by developing customized brand and in-store marketing programs for customers' store brand products.

The primary objective of this store brand management approach is to enable our customers, retailers and wholesalers, to increase sales and market share of their own store brand products by communicating store brand

Perrigo Company plc - Item 1
CHCA

quality and value to the consumer and by inviting comparison to national brand products. Our sales and marketing personnel assist customers in the development and introduction of new store brand products and in the promotion of customers’ existing store brand products by providing market information; establishing individualized promotions and marketing programs, which may include floor displays, bonus sizes, coupons, rebates, store signs, and promotional packs; and performing consumer research. As eCommerce continues to grow as a consumer channel for our products, we are developing resources, programs and tools to be a strategic marketing partner for our customers’ digital marketing efforts.

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

Competition

The markets for OTC pharmaceuticals, smoking cessation, and infant formula are highly competitive and differ for each product line and geographic region. Our primary competitors include manufacturers, such as LNK International, Inc., PL Developments, and Dr. Reddy's Labs, and brand-name pharmaceutical and consumer product companies, such as Johnson & Johnson, Pfizer, Bayer AG, GSK, Nestle S.A. (Gerber), Abbott Nutrition, Aurobindo, and Mead Johnson Nutrition Co. The competition is highly fragmented in terms of geographic market coverage and product categories, such that a competitor generally does not compete across all product lines. However, some competitors do have larger sales volumes in certain of our categories. Additionally, national brand companies tend to have more resources committed to marketing their products and could in the future manufacture store brands of their products at lower prices than their national brand products. Competition is based on a variety of factors, including price, quality, assortment of products, customer service, marketing support, and approvals for new products (refer to Item 1A. Risk Factors - Risks Related to Operations for additional information and risks associated with competition).

CONSUMER HEALTHCARE INTERNATIONAL

Overview

The CHCI segment is comprised of our branded consumer products across self-care, skin care, and lifestyle products primarily in Europe and our consumer focused businesses in the U.K., Australia, and Israel. This segment also includes our U.K. liquid licensed generic product business. The CHCI segment develops, manufactures, markets and distributes many well-known European consumer healthcare brands in the cough, cold, allergy, sinus, lifestyle, personal care and derma-therapeutics, natural health and vitamins, smoking cessation, and anti-parasite categories. In addition, the segment leverages its broad regulatory, sales, and distribution infrastructure to in-license and sell third-party brands and generic pharmaceutical products. The CHCI segment distributes these products through an extensive network of customers including pharmacies, wholesalers, drug and grocery store retailers, and para-pharmacies in 27 countries, primarily in Europe. Many CHCI products have market leading positions in the markets in which they compete. During the year ended December 31, 2018, the CHCI segment represented approximately 32% of consolidated net sales.

Through continued investment in R&D partnerships and new technologies, the CHCI segment strives to offer high quality products that meet consumers' needs. The combination of internal R&D, new product development, insourcing, acquisitions, and partnerships support the new product pipeline, both in terms of brand extensions and product improvements. In the U.K., R&D focuses on oral liquid formulations for the branded Rx products for which liquid formulations are not available, as well as the development of store brand products and

Perrigo Company plc - Item 1
CHCI

products for the branded business. Additional R&D centers are located in France, Sweden, Austria, and Belgium. In the rest of Europe, most R&D is performed by external partners with oversight by our teams. The segment has seven plants dedicated to manufacturing certain of its products.

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

While the CHCI segment sells products from over 200 brands both on its own and through third parties, it focuses its resources on its "Focus brands", which are selected on the basis of their current sales and growth potential in the OTC market. Additional resources are allocated to these brands to build strong positions in the largest, most highly profitable categories in the OTC market, while maintaining leadership in smaller branded categories.

Recent Developments

•
Management continues to implement its previously disclosed strategy for brand prioritization, sales force restructuring, and manufacturing insourcing, which is expected to reduce selling costs, improve operating margins and focus on higher value OTC products. As part of this strategy, we implemented a new restructuring plan in our CHCI segment that is expected to improve our cost structure.

Products

Below are the categories in which the CHCI segment competes and some of the top brands in each category.

Product Category	Description	Focus Brands
Cough, Cold, Allergy, and Sinus	Products that address pain relief and respiratory symptoms, including traditional medications and alternative treatments such as aromatherapy solutions.	Bittner®/Aflubin® Bronchenolo®/Bronchostop® Libenar® Physiomer® Phytsosun®/Valda® Solpadeine®/Coldrex®/Antigrippine®
Lifestyle	Weight management, pregnancy and fertility kits, sleep management, smoking cessation, and eye care.	Niquitin® Silence®/Nytol® XLS (Medical)®

Personal Care and Derma-Therapeutics	Products for the face and body, including sun care, baby-specific, and feminine hygiene products, and solutions for various skin conditions and allergies such as eczema, psoriasis and rosacea.	ACO® Biodermal® Canoderm® Dermalex® Lactacyd® Wartner®
Natural Health and Vitamins, Minerals, and Supplements	Vitamins, minerals, supplements, and various other natural remedies.	Abtei® Biover® Davitamon® Granufink® Ymea®

Anti-Parasite	Products focused on the elimination of parasites in both humans and pets including lice treatment and insect repellent.	Jungle Formula® Paranix®

Perrigo Company plc - Item 1
CHCI

The chart below reflects net sales by product category in the CHCI segment for the year ended December 31, 2018.

We launched a number of new CHCI products in the year ended December 31, 2018, most notably Phytsosun®, Paranix®, and ACO®. During the year ended December 31, 2018, new product sales in the CHCI segment were $77.8 million.

The CHCI segment has more than 100 strategic new products in 12 product categories in development, with each of its Focus brands having a five-year innovation master plan.

Sales and Marketing

Our customers include pharmacies, drug stores, and grocery stores located primarily in Europe, including Walgreens Boots Alliance, ASDA, Tesco, DM, Rossmann, ETOS, and Kruidvat. The CHCI segment sells its products primarily through an established pharmacy sales force to an extensive network of individual pharmacists. Our sales representatives visit pharmacists frequently, ensuring strong in-store visibility of our brands and facilitating pharmacist education programs. Our sales, marketing, and regulatory teams use training/merchandising teams to work in conjunction with local sales representatives to improve our brands' presence and recognition. We seek to attract key talent from leading OTC, Fast Moving Consumer Goods ("FMCG"), and retailer companies to build strong local teams throughout the countries in which the CHCI segment operates.

While CHCI products have a higher average gross margin than products sold by the CHCA segment, selling expenses are significantly higher due to the sales force mentioned above, as well as broadcast advertising and point-of-sale promotional spending to enhance brand equity. Key marketing communication tools for the CHCI segment include television and digital commercials, consumer leaflets, product websites, and targeted promotional campaigns.

Competition

The competitive landscape of the European consumer products market, in the categories in which we compete, is highly fragmented, as local companies often hold leadership positions in individual product segments in particular countries. As a result, the relevant competition in each of the CHCI segment's markets is both local and

Perrigo Company plc - Item 1
CHCI

global. Competitors include Sanofi, Bayer, Reckitt Benckiser, GSK, Novartis, and Johnson & Johnson, as well as additional regional competitors. We believe our key advantage lies in our unique combination of best practices in sales, marketing, and product development from FMCG and OTC/Rx, while embracing the pharmacy channel to drive self-care (refer to Item 1A. Risk Factors - Risks Related to Operations for additional information and risks associated with competition).

PRESCRIPTION PHARMACEUTICALS

Overview

The RX segment develops, manufactures, and markets a portfolio of generic prescription drugs primarily in the U.S. We define this portfolio as predominantly "extended topicals" as it encompasses a broad array of dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, and solutions. The portfolio also includes select controlled substances, injectables, hormones, oral solid dosage forms, and oral liquid formulations. During the year ended December 31, 2018, the RX segment represented approximately 17% of consolidated net sales.

In addition to extended topical products, our current development areas include other delivery systems such as oral liquids, metered dose inhalers, injectables, and transdermal products, some of which we are developing with third parties. Our other areas of expertise include our production capabilities for controlled substances and hormonal products. R&D efforts focus on complex formulations, many of which require costly clinical endpoint trials.

We manufacture our topical and oral products in the U.S. and Israel, and also source from various FDA-approved third parties. Rx products are manufactured, labeled, and packaged in facilities that comply with strict regulatory standards and meet customers’ stringent requirements.

In addition, the RX segment offers OTC products through the prescription channel (referred to as "ORx®", these products are marketed using the Perrigo name). ORx® products are OTC products that are available for pharmacy fulfillment and may be eligible for healthcare reimbursement when prescribed by a physician. We offer numerous ORx® products that are reimbursable through many health plans and the U.S. Medicaid and Medicare programs.

We actively collaborate with other pharmaceutical companies to develop, manufacture, and market certain products or groups of products. These types of agreements are common in the pharmaceutical industry. We may choose to enter into these types of agreements to, among other things, leverage our or our collaborators' scientific R&D expertise, or utilize our extensive marketing and distribution resources (refer to Item 8. Note 2 for more information regarding our method for recognizing revenue and expenses related to collaboration agreements, as well as Item 8. Note 17 for more information regarding our collaboration agreements).

Recent Trends and Developments

•
We continue to experience a significant year-over-year reduction in pricing in our RX segment due to competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture competition in specific products, supply chain productivity savings, and consolidation of certain customers. While in the fourth quarter of 2018, we experienced a year-over-year decrease in pricing pressure, we expect softness in pricing to continue to impact the segment for the foreseeable future.

•
On August 9, 2018, we announced a plan to separate our RX business, which, when completed, will enable us to focus on expanding our consumer-facing businesses. We have begun the preparations for the separation, which may include a possible sale, spin-off, merger or other form of separation. While we are currently targeting to complete the separation by the end of 2019, the form of separation may delay its completion beyond this date. In connection with the proposed separation, we anticipate incurring significant preparation costs, excluding restructuring expenses and transaction costs, in the range of $45.0 million to $80.0 million depending on the final structure of a transaction, with a spin-off resulting in costs at the higher end of this range.

Perrigo Company plc - Item 1
RX

Products

Listed below are some of the generic prescription products, including authorized generic and ORx® products, that we manufacture and/or distribute:

Generic Name (1)	Comparative Brand-Name Drug
Adapalene cream	Differin®
Bacitracin ophthalmic ointment	N/A
Benzoyl peroxide 5% - clindamycin 1% gel	BenzaClinTM
Budesonide	Entocort®
Clindamycin foam	Evoclin®
Clindamycin phosphate and benzoyl peroxide gel	Duac®
Clobetasol foam, lotion and shampoo	Olux®, Olux-E®, Clobex®
Desonide cream, ointment	Desonate®, Tridesilon®
Dihydroergotamine injection	D.H.E. 45
Halobetasol ointment and cream	Ultravate®
Hydrocortisone suppositories	N/A
Mupirocin ointment	Bactroban®
Nystatin topical powder	Mycostatin®
Olopatadine nasal spray	Patanase®
Permethrin cream	Elimite®
Scopolamine patch	TransdermScop®
Tacrolimus	Protopic®
Testosterone 1.62% gel	Androgel®
Testosterone cypionate injection	Depo®, Testosterone
Testosterone solution	Axiron®
Triamcinolone acetonide nasal spray	Nasacort® AQ
Triamcinolone cream/ointment	Triderm™/Kenalog™
Tretinoin Cream and Gel	Retin-A®

(1)    Contains the same active ingredients present in the same dosage form as the comparable brand-name drug

We launched a number of new RX products in the year ended December 31, 2018, most notably Testosterone Gel 1.62% (generic equivalent to Androgel®). During the year ended December 31, 2018, new product sales in the RX segment were $43.2 million.

During the year ended December 31, 2018, we, on our own or in collaboration with partners, received final approval from FDA health authorities for four Rx drug applications, and as of December 31, 2018, we had 27 Rx drug applications pending approval.

Sales and Marketing

Our customers include sourcing groups such as Red Oak, WBAD and ClarusONE, major wholesalers, national and regional retail drug, supermarket and mass merchandise chains, hospitals, and pharmacies.

Competition

The market for Rx products is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of their branded products (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations, and manufacturers of therapeutically similar drugs. Among our generic drug manufacturer competitors are Taro Pharmaceuticals, Mylan, Teva Pharmaceutical Industries Ltd., Glenmark Generics Inc., Akorn, Lupin, and Apotex Corp.

Perrigo Company plc - Item 1
RX

We believe that one of our primary competitive advantages is our ability to introduce difficult to develop and/or manufacture topical generic versions to brand-name drug products. Generally, these products are exposed to less competition due to the relatively longer and more expensive development, clinical trial, and approval processes. In addition, we believe we have a favorable competitive position due primarily to our efficient distribution systems, topical production economies of scale, customer service, and overall reputation for high quality products (refer to Item 1A. Risk Factors - Risks Related to Operations for more information and risks associated with competition).

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

Trademarks, Patents and Licensing Agreements

While we own certain trademarks and patents, neither our business as a whole, nor any of our segments, is materially dependent upon our ownership of any one trademark, or patent, or group of trademarks or patents.

Materials Sourcing

Affordable high quality raw materials and packaging components are essential to all of our business units due to the nature of the products we manufacture. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials, bulk tablets, and components may be more limited, as they are available from one or only a few suppliers and may require regulatory approval before we can use them. Prior to the sale of our Israel and India API businesses, we had the ability to manufacture and supply certain API for our OTC and Rx products, which we now source from the companies that have acquired our API businesses. We have been purchasing an increasing number of components and select finished goods rather than manufacturing them because of the availability of goods, economic reasons, temporary production limitations, FDA restrictions, sale of our API businesses, and other factors.

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

Perrigo Company plc - Item 1

Significant Customers

Our primary customer base aligns with the concentration of large drug retailers in the current global retail drug industry marketplace. Walmart is our largest customer and accounted for the following percentage of consolidated net sales:

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
12.8%	13.0%	13.0%

Sales to Walmart are primarily in the CHCA segment. In addition, while no other customer individually comprises more than 10% of net sales, we do have other significant customers. The next five largest customers represent 23% of net sales in 2018. The loss of several of these customers could be material. We believe we generally have good relationships with all of our customers (refer to Item 1A. Risk Factors - Risks Related to Operations for risks associated with customers).

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

Corporate Social Responsibility

We are committed to doing business in an ethical manner. We have a long history of environmentally sound and efficient operations, safe and healthy working conditions, and active participation in the communities where we are located. As reflected in our Corporate Social Responsibility Commitment Statement available on our website, we remain committed to:

•	Helping consumers access safe, effective and affordable health and wellness products;

•	Strong corporate governance;

•	Complying with regulatory and legal requirements;

•	Demonstrating environmental stewardship;

•	Continuously improving packaging sustainability;

•	Protecting human rights of our global employees and challenging our partners to do the same;

•	Diversity of thought, experience and perspective;

•	Providing a safe and healthy work environment for our employees; and

•	Establishing effective community partnerships.

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

Perrigo Company plc - Item 1
Regulation

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

The Food and Drug Administration Safety and Innovation Act ("FDASIA") was signed into law on July 9, 2012. The law established, among other things, new user fee statutes for generic drugs and biosimilars, FDA authority concerning drug shortages, changes to enhance the FDA's inspection authority of the drug supply chain, and a limited extension of the 30-month stay provision described above. The FDASIA also reduced the time required for FDA responses to generic-blocking citizen petitions. We implemented new systems and processes to comply with the new facility self-identification and user fee requirements of the FDASIA, and we monitor facility self-

Perrigo Company plc - Item 1
Regulation

identification and fee payment compliance to mitigate the risk of potential supply chain interruptions or delays in regulatory approval of new applications.

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

In addition, the FFDCA requires infant formula manufacturers to test product composition during production and shelf-life; to keep records on production, testing, and distribution of each batch of infant formula; to use cGMP and quality control procedures; and to maintain records of all complaints and adverse events, some of which may reveal the possible existence of a health hazard. The FDA conducts yearly inspections of all facilities that manufacture infant formula, inspects new facilities during early production runs, and collects and analyzes samples of infant formula. Our infant formula manufacturing facilities have been inspected by the FDA with no corrective actions required.

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

The facilities and products are subject to regulation by the applicable regulatory bodies in the place of manufacture as well as the regulatory agency in the country from which the product is exported or imported. For API

Perrigo Company plc - Item 1
Regulation

exported to European markets, the manufacturer must submit a European DMF and, where applicable, obtain a certificate of suitability from the European Directorate for the Quality of Medicines. The manufacturing facilities and production procedures for API marketed in Europe must meet European Union ("EU")-GMP and European Pharmacopeia standards.

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

Federal Healthcare Programs and Drug Pricing Regulation

Within the U.S., government healthcare insurance and welfare programs such as the Medicare and Medicaid programs are important third party payers for patients who take our products. These programs include several indirect forms of price regulation applicable to our drug products as a condition for coverage and/or payment for our products and also regulate the amount that pharmacies and other healthcare providers will be paid for our products. Specifically, U.S. law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available for the manufacturer’s drugs under Medicaid and Medicare Part B, enter into three government pricing program agreements: (i) a Medicaid rebate agreement with the Secretary of Health and Human Services (“HHS”) to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program; (ii) a 340B program agreement with the Secretary of HHS to provide discounts to certain “covered entity” safety net healthcare providers; and (iii) a Master Agreement with the Department of Veterans Affairs ("VA") under which discounts are available for purchases by federal agencies. We have such agreements in effect.

Perrigo Company plc - Item 1
Regulation

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

Perrigo Company plc - Item 1
Regulation

Master Agreement with the Department of Veterans Affairs

U.S. law also requires any company that participates in the Medicaid rebate program and Medicare Part B and that wants its covered drugs paid for by certain federal agencies and grantees to enter into a Master Agreement with the VA. Under the Master Agreement, the company must offer its innovator drugs for procurement under the Federal Supply Schedule (“FSS”) contracting program, and must charge certain agencies (VA, Department of Defense, Public Health Service and the Coast Guard) no more than a statutory Federal Ceiling Price (“FCP”). The FCP is calculated based on Non-Federal Average Manufacturer Price data we submit to the VA. FSS contracts include extensive disclosure and certification requirements and standard government terms and conditions with which we must comply. Consistent with VA’s interpretation of the Master Agreement, we have also entered into an agreement to pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.

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

Perrigo Company plc - Item 1
Regulation

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

•
Health Insurance Portability and Accountability Act ("HIPAA") - HIPAA is a set of regulations designed to protect personal information and data collected and stored in medical records. It established a national standard to be used in all doctors' offices, hospitals and other businesses where personal medical information is stored. In addition to protecting personal medical information, HIPAA also gives patients the right to view their medical records and request changes if the data is incorrect. We could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.

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

Regulation Outside the U.S.

We develop and manufacture products and market third-party manufactured products in regions outside the U.S., including Eastern and Western Europe, Israel, Mexico, Australia, countries in Asia, South America, and the Middle East, each of which has its own regulatory environment. The majority of our sales outside the U.S. are in the following categories: OTC/Rx pharmaceuticals, medical devices, dietary supplements and cosmetics. Other regulatory agencies, organizations and legislation that may impact our business include, but are not limited to:

•
Privacy Regulations - We are subject to numerous global laws and regulations designed to protect personal data, such as the European Union General Data Protection Regulation (“GDPR”). The GDPR introduced more stringent data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The GDPR increased our responsibility and potential liability in relation to personal data that we process, and we have put in place additional mechanisms to ensure compliance with the GDPR.

•
Transparency Laws - In various jurisdictions in which we operate, we are subject to the laws and regulations aimed at increasing transparency of financial relationships between healthcare professionals and pharmaceutical/medical device manufacturers. These acts require certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to healthcare professionals.

•
Anti-Bribery Laws - Various jurisdictions in which we operate have laws and regulations, including the U.K. Bribery Act 2010 and the Irish Criminal Justice (Corruption Offenses) Act 2018, aimed at preventing and penalizing corrupt and anticompetitive behavior.

European Union

OTC and Rx Pharmaceuticals

The European pharmaceutical industry is highly regulated and much of the legislative and regulatory framework is driven by the European Parliament and the European Commission. This has many benefits, including

Perrigo Company plc - Item 1
Regulation

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
In 2011, it was first proposed that the EU Member States had to transition to the European Falsified Medicines Directive (the “Directive”). The Directive was subsequently written into national law on January 2, 2013. The Directive made reference to a Delegated Act (the Delegated Act lists the detailed requirements for manufacturers). The Delegated Act was finalized and published in February 2017, and given a two-year implementation period. The provisions of the Directive are intended to reduce the risk of counterfeit medicines entering the supply chain and also to ensure the quality of API manufactured outside of the EU. The Directive required the serialization of all Rx and some OTC products, similar to the DSCSA in the U.S.
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

Perrigo Company plc - Item 1
Regulation

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

Medical Devices

The EU has enacted into law numerous directives and adopted many harmonizing standards pertaining to a wide range of industrial products, including medical devices. Medical devices that comply with the requirements of applicable directives are entitled to bear the CE marking of conformity, which indicates that the device conforms to the applicable requirements of the directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an organization accredited by a member state. Assessment by a Notified Body includes an audit of the manufacturer’s quality system and may also include specific testing of the product. This assessment is a prerequisite for a manufacturer to commercially distribute the product throughout the EU. On May 25, 2017, the EU’s Medical Device Regulation (the “MDR”) became effective. Beginning May 26, 2024, all medical devices sold in the EU will need to be approved under the MDR. Notified Bodies, which are organizations accredited by a member state, can continue to approve medical devices under the existing Medical Device Directives (the “MDDs”) until May 26, 2020. Beginning on May 27, 2020, Notified Bodies will no longer be able to approve new medical devices under the MDDs or approve notifications of “substantial” design changes, including changes to labeling/packaging, changes to the manufacturing process, or the addition of new features and functionality, to medical devices that were approved under the MDDs.

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

Perrigo Company plc - Item 1

Employees

As of December 31, 2018, we had approximately 10,600 full-time and temporary employees worldwide, of which approximately 19% were covered by collective bargaining agreements. We consider our employee relations generally good.

Available Information

Our principal executive offices are located at The Sharp Building, Hogan Place, Dublin 2, D02 TY74, and our North American base of operations is located at 515 Eastern Avenue, Allegan, Michigan 49010. Our telephone number is +353 1 7094000. Our website address is www.perrigo.com, where we make available free of charge our reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov and www.isa.gov.il.

ITEM 1A.	RISK FACTORS

Risks Related to Operations

We face vigorous competition from other pharmaceutical and consumer packaged goods companies that may threaten the commercial acceptance and pricing of our products.

We operate in a highly competitive environment. Our products compete against store brand, generic, and branded health and wellness products. Competition is also impacted by changes in regulations and government pricing programs that may give competitors an advantage. If we are unable to compete successfully, our business will be harmed through loss of customers or increased negative pricing pressure that would adversely affect our ability to generate revenue and adversely affect our operating results.

•
As a manufacturer of generic versions of brand-name drugs through our CHCA and RX segments, we experience competition from brand-name drug companies that may try to prevent, discourage or delay the use of generic versions through various measures, including introduction of new branded products, legislative initiatives, changing dosage forms or dosing regimens, regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions, and negative publicity prior to introduction of a generic product. In addition, brand-name competitors may lower their prices to compete with generic products, increase advertising, or launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time the first generic product is launched, depriving the generic product of potential market exclusivity.

•
Our CHCA and RX segments may experience increased price competition as other generic companies produce the same product, sometimes for dramatically lower margins in order to gain market share. Other generic companies may introduce new drugs and/or drug delivery techniques that make our current products less desirable. A drug may be subject to competition from alternative therapies during the period of patent protection or regulatory exclusivity, and thereafter, we may be subject to further competition from generic products and OTC pharmaceuticals or biosimilars.

•	The pharmaceutical industry is consolidating. This creates larger competitors and places further pressure on prices, development activities, and customer retention.

•
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

Perrigo Company plc - Item 1A
Risk Factors

changes in customer requirements. Our current and future competitors may develop products comparable or superior to those offered by us at more competitive prices.

•
Our CHCA and RX segments also experience competition from generic manufacturers, some of whom are significantly larger than we are, who may develop their products more rapidly or complete regulatory approval processes sooner, or may market their products earlier than we do.

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

Perrigo Company plc - Item 1A
Risk Factors

•
Our CHCI segment's success is dependent on the continued growth in demand for its lifestyle products, which include weight management, pregnancy and fertility kits, sleep management, smoking cessation, and eye care. If demand for these products decreases, our CHCI segment's results of operations would be negatively impacted.

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

We are subject to the regulations of a variety of U.S. and non-U.S. agencies related to the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, advertising, and sale of our products as described in detail in Item 1. Business - Government Regulation and Pricing. Changes in existing regulations or the adoption of new regulations in the countries in which we operate could impose restrictions or delays on our ability to manufacture, distribute, sell or market our products, may be difficult or expensive for us to comply with, and may adversely affect our revenue, results of operations, and financial condition. Below are some of the ways in which government regulation could impact our business and/or financial results:

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

•
In the U.S., the DSCSA requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period beginning on January 1, 2015, for manufacturers, wholesale distributors, and re-packagers, and on July 1, 2015 for dispensers. Similarly, the European Commission passed legislation requiring new product packaging ‘safety features’ to prevent falsification of medicinal products primarily within the prescription medicines sector. All marketing authorization holders in the EU member states and EEA

Perrigo Company plc - Item 1A
Risk Factors

members Norway, Iceland, Liechtenstein and Switzerland were required to introduce the necessary changes by February 9, 2019 (or risk forfeiting their product licenses). However, manufacturers based out of Greece, Belgium and Italy have an extended timeline until February 9, 2025 to implement the serialization guidelines as they already feature similar requirements on their current drug packages. Compliance with the new U.S. and EU electronic pedigree requirements has and will continue to increase our operational expenses and impose significant administrative burdens.

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

Increasing healthcare expenditures have received considerable public attention in many of the countries in which we operate. In the U.S., government programs such as Medicare and Medicaid, as well as private insurers, have been focused on cost containment. In some markets in the EU and outside the U.S., the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. Both private and governmental entities are seeking ways to reduce or contain healthcare costs. For example, the recently introduced Affordable Drug Manufacturing Act would create a U.S. federal agency tasked with manufacturing certain generic drugs to be offered directly to consumers. It is unclear if this proposed legislation will be enacted, but these or similar legislative or regulatory efforts could place further pricing pressure on our products and could negatively impact our results of operations.

Perrigo Company plc - Item 1A
Risk Factors

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

As described in Item 1. Business - Medicaid Rebate Agreement, we have entered into various government drug pricing agreements with the U.S. government. There are inherent risks associated with participating in these programs, including the following:

•
By their nature, these programs require us to provide discounts and rebates and therefore reduce our net product revenue. Further, because the amounts of these discounts are based on our commercial sales practices and can be adversely affected by both significant discounts and price increases, it is important that we maintain pricing practices that appropriately take into account these government pricing programs.

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

•
Changes in regulation could impact the supply of the API and certain other raw materials used in our products. For example, the EU recently promulgated new standards requiring all API imported into the EU be certified as complying with GMP established by the EU. The regulations placed the certification requirement on the regulatory bodies of the exporting countries, which led to an API supply shortage in Europe as certain governments were not willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API or other raw ingredients could cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers who are unable to export. This could have a material adverse effect on our business, results of operations, financial condition, and cash flow.

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

We are increasingly dependent upon information technology systems to operate our business. Our systems, information, and operations, as well as our independent vendor relationships (that support information technology and manufacturing infrastructure), are highly complex. These systems may contain confidential information (including trade secrets or other intellectual property or proprietary business information). The size and complexity of these systems makes them potentially vulnerable to disruption or damage from security breaches, hacking, data theft, denial of service attacks, human error, sabotage, industrial espionage, and computer viruses. Such events may be difficult to detect, and once detected, their impact may be difficult to assess and address.

Cyber attacks have become increasingly common, and we experience phishing, firewall, business email compromise and other types of attacks on our information technology systems. While we continue to employ resources to monitor our systems and protect our infrastructure, including the use of outside advisors, these measures may prove insufficient depending upon the attack or threat posed, and that could subject us to significant risks, including, without limitation:

•
Breaches or disruptions that impair our ability to develop, meet regulatory approval efforts, produce, and/or ship products, take and fulfill orders, and/or collect and make payments on a timely basis;

•
Any system issue, whether as a result of an intentional breach or a natural disaster, that damages our reputation and causes us to lose customers, experience lower sales volume, and incur significant liabilities;

•	Incurring significant expense to ensure compliance with any required disclosures mandated by the numerous global privacy and security laws and regulations; and

•
Any interruption, security breach, or loss, misappropriation, or unauthorized access, use or disclosure of confidential information could result in financial, legal, business, or reputational harm to us and could have a material adverse effect on our business, financial condition, and results of operations.

We are also subject to numerous laws and regulations designed to protect personal data, such as the national laws implementing the GDPR. The GDPR introduced more stringent data protection requirements in the EU, as well as significant fines for breaches of the data protection rules. The GDPR increased our responsibility and liability in relation to personal data that we process, and we have put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Perrigo Company plc - Item 1A
Risk Factors

Because our business depends upon certain customers for a significant portion of our sales, our business would be adversely affected by a disruption of our relationship with these customers or any material adverse change in these customers' businesses.

Sales to our largest customer, Walmart, comprised approximately 12.8% of our net sales for the year ended December 31, 2018. While no other customer individually comprised more than 10% of net sales, we do have other significant customers. If our relationship with Walmart or any of our other significant customers, including the terms of doing business with the customers, changes significantly, it could have a material adverse impact on us (refer to Item 1. Business - Significant Customers).

Many of our customers, which include major global, national, and regional retail drug, supermarket, and mass merchandise chains, major wholesalers, sourcing groups, hospitals, pharmacies, and drug, and grocery stores located primarily in Europe, continue to merge or consolidate. Such consolidation has provided, and may continue to provide, customers with additional purchasing leverage, and consequently may increase the pricing pressures we face. The emergence of large buying groups representing independent retail pharmacies enable those groups to extract price discounts on our products. In addition, a number of our customers have instituted sourcing programs limiting the number of suppliers of generic pharmaceutical products carried by that customer. These developments have resulted in heightened pricing pressure on our products, as well as competition among generic drug producers for business from a smaller and more selective customer base.

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

During the year ended December 31, 2017, we divested our rights to the Tysabri® royalty stream to Royalty Pharma for $2.2 billion in cash at closing and up to $250.0 million and $400.0 million in milestone payments. During the year ended December 31, 2018, Tysabri® met the 2018 global net sales threshold resulting in a $170.1 million gain recorded in Change in financial assets. We received the $250.0 million royalty payment on February 22, 2019. In order for us to receive the 2020 milestone payment, Royalty Pharma contingent payments for Tysabri® sales in 2020 must exceed $351.0 million. The fair value of the 2020 milestone payment is $73.2 million as of December 31, 2018. Our receipt of the 2020 milestone payment may be negatively impacted if the royalty streams decrease and are insufficient to meet the specified thresholds. Given the fact that the 2020 milestone payment is recorded at fair value, if it is determined that Tysabri® global sales levels do not meet specific thresholds, we would recognize a material charge in the Consolidated Statement of Operations. Factors that may have an adverse effect on the Tysabri® royalty stream include:

•
Companies working to develop new therapies or alternative formulations of products for multiple sclerosis that, if successfully developed, would compete with, or could gain greater acceptance than, Tysabri® and damage its market share. In February 2016, a competitor's pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA, and this product was launched in 2017. The product is expected to compete with Tysabri® and have a significant negative impact on the Tysabri® royalty stream;

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

Perrigo Company plc - Item 1A
Risk Factors

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

Furthermore, there can be no assurance that Royalty Pharma will pay the 2020 milestone payment even if the specified thresholds are met.

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

Perrigo Company plc - Item 1A
Risk Factors

impact our reputation and sales, particularly if counterfeit or imitation products cause death or injury to consumers.

•
Many of the brands we acquired from Omega Pharma Invest N.V. ("Omega") have European recognition. This recognition is the result of the large investments Omega has made in its products over many years. The quality and safety of the products are critical to our business. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, efficacy, or similar matters, sentiments toward us and our products could be negatively impacted.

•
Our CHCI segment's financial success is dependent on the success of its brands, and the success of these brands can suffer if marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers, and the performance of the segment may be negatively impacted if spending on such plans and initiatives does not generate the returns we anticipate. In addition, given the association of individual products within the commercial network of our CHCI segment, an issue with one of our products could negatively affect the reputation of other products, thereby potentially hurting our financial results.

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

•
We continue to experience a significant year-over-year reduction in pricing in our RX segment due to competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture supply chain productivity savings, competition in specific products, and consolidation of certain customers. While in the fourth quarter of 2018, we experienced a year-over-year decrease in pricing pressure, we expect softness in pricing to continue to impact the segment for the foreseeable future.

•
The CHCI segment has been positively impacted by market dynamics in countries such as the Nordics, Italy, and Portugal offset by softness in certain brand categories in France and Germany, as well as by unfavorable foreign currency impacts primarily in the U.K. related to Brexit. The CHCI segment has restructured its approach to addressing these markets including by: (1) implementing of a brand prioritization strategy to address these market dynamics, with an objective to balance the cost of advertising and promotional investments with expected contributions from category sales, and (2) restructuring its sales force in each of these markets to more effectively serve customers. The combination of these actions is expected to improve the segment's focus on higher value OTC products, reduce selling costs and improve operating margins in the segment.

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

Perrigo Company plc - Item 1A
Risk Factors

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

The plan to separate our RX business is contingent upon a number of conditions, is subject to change in form or timing, may not achieve the intended benefits, and could adversely affect our business and financial condition.

On August 9, 2018, we announced a plan to separate our RX business which, when completed, will enable us to focus on expanding our consumer-focused businesses. We have begun the preparations for the separation, which may include a possible sale, spin-off, merger or other form of separation. While we are currently targeting to complete the separation by the end of 2019, the form of separation may delay the completion of the separation beyond this date, however, there can be no assurances as to the form or timing of a separation or if a separation will be consummated.

The proposed separation, regardless of form, will be a complex endeavor and could be affected by unanticipated developments and other factors, such as the impact of the U.S. Tax Cuts and Jobs Act ("U.S. Tax Act"), other tax reform and related existing or future regulations (which may be retroactive), the potential impact of the NoA issued by Irish Revenue on our financial condition, existing interdependencies with our manufacturing and shared-service operations, the outcome of the price-fixing claims brought against us, results of other strategic initiatives, and changes in market conditions, any of which could change, delay or prevent the achievement of the strategic and financial objectives of the separation. In addition, the separation of the RX business could impact our ability to retain key employees, comply with existing debt arrangements, maintain our credit ratings and raise future capital.

Even if the separation is completed, we may not achieve the anticipated operational, financial, strategic or other benefits of the separation. After the separation, the combined value and financial performance of the

Perrigo Company plc - Item 1A
Risk Factors

Company and RX business may not equal the value and financial performance of the Company had the separation not occurred.

In connection with the proposed separation, we anticipate incurring significant preparation costs, excluding restructuring expenses and transaction costs, in the range of $45.0 million to $80.0 million depending on the final structure of a transaction, with a spin-off resulting in costs at the higher end of this range. In addition, completion of the separation will require a significant amount of management time and effort, which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including our other strategic initiatives, possible organic or inorganic growth opportunities, and customer and vendor relationships. Any of the foregoing risks could adversely affect our business, results of operations, liquidity, and financial condition.

Our business could be negatively affected by the performance of our collaboration partners and suppliers.
We have entered into strategic alliances with partners and suppliers to develop, manufacture, market and/or distribute certain products, or components of our products in various markets. We commit substantial effort, funds and other resources to these various collaborations. There is a risk that our investments in these collaborative arrangements will not generate financial returns. While we believe our relationships with our partners and suppliers generally are successful, disputes, conflicting priorities or regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefit of the collaboration (refer to Item 8. Note 17). A failure or inability of our partners or suppliers to fulfill their collaboration obligations, or the occurrence of any of the risks above, could have an adverse effect on our business, financial condition and results of operations.
We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations.

We have recorded significant goodwill and intangible assets on our balance sheet as a result of previous acquisitions, which could become impaired and lead to material charges in the future.

As of the year ended December 31, 2018, we recorded goodwill, definite-lived and indefinite-lived intangible asset impairment charges of $136.7 million, $49.6 million and $27.7 million primarily in our CHCA segment, respectively, and $8.7 million of impairment charge related to certain In-process research & development ("IPR&D") assets in our CHCA segment.

As of the year ended December 31, 2017, we recorded definite-lived intangible asset impairment charges of $19.7 million related to developed product technology/formulation and product rights, and distribution and license agreements primarily in our RX segment and $12.7 million of impairment charge related to certain IPR&D assets primarily in our RX segment.

As of the year ended December 31, 2016, we recorded goodwill impairment charges of $1.1 billion related to our Specialty Sciences, Branded Consumer Healthcare-Rest of World, BCH-Belgium, and Animal Health reporting units and indefinite-lived and definite-lived intangible asset impairment charges of $1.5 billion related to trademarks, trade names and brands, developed product technology/formulation and product rights, distribution and license agreements, and supply agreements.

We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statement of Operations. As of December 31, 2018, the net book value of our goodwill and intangible assets were $4.0 billion and $2.9 billion, respectively (refer to Item 8. Note 4).

Perrigo Company plc - Item 1A
Risk Factors

There can be no assurance that our strategic initiatives will achieve their intended effects.
We are in the process of implementing certain initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, making key executive employee changes, performing a strategic portfolio review, and disposing of certain assets. Furthermore, we have developed a new vision for the Company as we transition into a consumer-focused company. We believe these initiatives will enhance our net sales, operating margins, and earnings; however, there can be no assurance that these initiatives will produce the anticipated benefits. Any delay or failure to achieve the anticipated benefits could have a material adverse effect on our projected results.

While we have remediated previously identified material weaknesses in our internal control over financial reporting related to our income tax process, we may identify other material weaknesses in the future.

We are required to evaluate the effectiveness of our disclosure controls on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. During the years ended December 31, 2016 and December 31, 2017, we identified certain material weaknesses in our internal control over financial reporting that related to the matters associated with our income tax process, which have been remediated.

While we have remediated those previously identified material weaknesses, there can be no assurances that our controls will remain adequate. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, including retention of key employees, could result in additional material weaknesses or material misstatements in our Consolidated Financial Statements. Any new misstatement could cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. We cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.

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

Although we believe that we conduct our business in compliance with applicable anti-corruption, anti-bribery and economic sanctions laws, if we are found to not be in compliance with such laws or other anti-corruption laws,

Perrigo Company plc - Item 1A
Risk Factors

we could be subject to governmental investigations, legal or regulatory proceedings, substantial fines, and/or other legal or equitable penalties. This risk increases in locations outside of the U.S., particularly in locations that have not previously had to comply with the FCPA, U.K. Bribery Act, the Irish Criminal Justice (Corruption Offenses) Act 2018, and similar laws.

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

•
The U.S. Department of State and other governments have at times issued advisories regarding travel to certain countries in which we do business. As a result, regulatory agencies have, at various times, curtailed or prohibited their inspectors from traveling to inspect facilities. If these inspectors are unable to inspect our facilities, the regulatory agencies could withhold approval for new products intended to be produced at those facilities.

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

•
The UK held a referendum on June 23, 2016 on its membership in the EU. A majority of UK voters voted to exit the EU (“Brexit”). The UK is scheduled to leave the EU on March 29, 2019, and negotiations are taking place to determine the future terms of the UK’s relationship with the EU, including the terms of withdrawal, the terms of future trading and relations and any potential transition periods. Brexit has created significant instability and volatility in the global financial markets, has led to significant weakening of the British pound compared to the U.S. dollar and other currencies, and could adversely affect European or worldwide economic or market conditions. Although it is unknown what the future trading terms with the EU will be, they may impair the ability of our operations in the EU to transact business in the future in the UK, and similarly the ability of our UK operations to transact business in the future in the EU. Specifically, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries, increased restrictions on freedom of movement for employees, and increased regulatory complexities. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. We are actively monitoring Brexit updates from a government and regulatory perspective. We are preparing for a “hard (no deal) Brexit," which is intended to ensure we meet both applicable EU and UK regulatory requirements as well as stock-builds to secure supply continuity. There can be no assurances, however, that these preparations will be sufficient or that the final exit terms will be as we anticipate. Any of the above mentioned effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

•
While the challenging global economic environment has not had a material impact on our liquidity or capital resources, there can be no assurance that possible future changes in global financial markets and global economic conditions will not affect our liquidity or capital resources, impact our ability to obtain financing, or decrease the value of our assets.

Perrigo Company plc - Item 1A
Risk Factors

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

•
Our customers could be adversely impacted if U.S. economic conditions worsen. Our CHCA segment does not advertise its products like national brand companies and thus is largely dependent on retailer promotional activities to drive sales volume and increase market share. If our customers do not have the ability to invest in store brand promotional activities, our sales may suffer. Additionally, while we actively review the credit worthiness of our customers and suppliers, we cannot fully predict to what extent they may be negatively impacted by slowing economic growth.

The international scope of our business exposes us to risks associated with foreign exchange rates.

We report our financial results in U.S. dollars. However, a significant portion of our net sales, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. These currencies include, among others, the Euro, Indian rupee, British pound, Canadian dollar, Israeli shekel, Australian dollar, and Mexican peso. The addition of Omega, a euro-denominated business, that represents a significant portion of our net sales and earnings, and a substantial portion of our net assets, has significantly increased our exposure to changes in the euro/U.S. dollar exchange rate. Approximately 35% of Omega’s sales are in other foreign currencies, with the majority of the product costs for these markets denominated in euros.

In addition, several emerging market economies are particularly vulnerable to the impact of rising interest rates, inflationary pressures, weaker oil and other commodity prices, and large external deficits. While some of these jurisdictions are showing signs of stabilization or recovery, others continue to experience levels of stress and volatility. Risks in one country can limit our opportunities for portfolio growth and negatively affect our operations in another country or countries. As a result, any such unfavorable conditions or developments could have an adverse impact on our operations. Our results of operations and, in some cases, cash flows, have in the past been, and may in the future be, adversely affected by movements in exchange rates. In addition, we may also be exposed to credit risks in some of those markets. We may implement currency hedges or take other actions intended to reduce our exposure to changes in foreign currency exchange rates. If we are not successful in mitigating the effects of changes in exchange rates on our business, any such changes could materially impact our results.

Risks Related to Litigation and Insurance

We are or may become involved in lawsuits and may experience unfavorable outcomes of such proceedings.

We may become involved in lawsuits arising from a wide variety of commercial, manufacturing, development, marketing, sales and other business-related matters, including, but not limited to, competitive issues, pricing, contract issues, intellectual property matters, false advertising, unfair competition, taxation matters, workers' compensation, product quality/recall, environmental remediation, securities law, disclosure, and regulatory issues. Litigation is unpredictable and can be costly. We intend to vigorously defend against any lawsuits, however, we cannot predict how the cases will be resolved. Adverse results in the cases could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on our financial position or results of operations in the future (refer to Item 8. Note 16).

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

Perrigo Company plc - Item 1A
Risk Factors

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

If criminal antitrust charges are filed involving Perrigo, we would incur substantial litigation and other costs, and could face substantial monetary penalties, injunctive relief, negative publicity and damage to our reputation. Regardless of the ultimate outcome, responding to those charges would divert management’s time and attention and could impair our operations. Further, we cannot predict whether legislative or regulatory changes may result from the ongoing public scrutiny of our industry, what the nature of any such changes might be, or what impact they may have on Perrigo. Any of these developments could have a material adverse impact on our business, results of operations, and reputation. While we intend to defend these lawsuits vigorously, any adverse decision could have a material adverse impact on our business, results of operations and reputation.

We are cooperating with the government’s investigation and are committed to operating our business in compliance with all applicable laws and regulations and the highest standards of ethical conduct. We do not condone, and will not countenance, any violation of these standards by our employees, agents, and business partners.

In addition, we have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class action lawsuits alleging that we and other manufacturers of the same product engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early

Perrigo Company plc - Item 1A
Risk Factors

as June 2013 (refer to Item 8. Note 16). While we intend to defend these lawsuits vigorously, any adverse decision could have a material adverse impact on our business, results of operations and reputation.

Publishing earnings guidance subjects us to risks, including increased stock volatility, that could lead to potential lawsuits by investors.

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

•
As a manufacturer of generic pharmaceutical products, the ability of our CHCA, CHCI, and RX segments to bring new products to market is often limited by third-party patents or proprietary rights and regulatory exclusivity periods awarded on products. Launching new products prior to resolution of intellectual property issues may result in us incurring legal liability if the related litigation is later resolved against us. The cost and time for us to develop prescription and Rx-to-OTC switch products is significantly greater than the rest of the new products that we introduce. Any failure to bring new products to market in a timely manner could cause us to lose market share, and our operating results could suffer.

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

Perrigo Company plc - Item 1A
Risk Factors

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
To protect the Company against various potential liabilities, we maintain a variety of insurance programs, including property, general, product, and directors' and officers' liability. We may reevaluate and change the types and levels of insurance coverage that we purchase. We are self-insured when insurance is not available or not available at reasonable premiums. Risks associated with insurance plans include:

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

•	Insurance may not be available to us at an economically reasonable cost or our insurance may not adequately cover our liability in connection with claims brought against us; and

•
As our business inherently exposes us to claims, we may become subject to claims for which we are not adequately insured. Unanticipated payment of a large claim may have a material adverse effect on our business.

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

Perrigo Company plc - Item 1A
Risk Factors

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

Since our acquisition of Elan in 2013, the United States Treasury ("Treasury") and the IRS have issued a number of Notices and proposed, temporary, and final regulations, including most recently, on July 12, 2018, new final regulations addressing various aspects of section 7874 and related provisions, including guidance to address certain specific post-inversion transactions. All of the Notices and regulations are either effective for dates after the Elan acquisition occurred or do not provide guidance that we believe would have a material impact on the treatment of our status as a foreign corporation.

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles relating to Base Erosion and Profit Shifting ("BEPS"). These changes are being adopted and implemented by many of the countries in which we do business and may increase our taxes in these countries. In addition, the European Commission has launched several initiatives to implement BEPS actions including an Anti-Tax Avoidance Directive ("ATAD") and having a common (consolidated) corporate tax base. It is unclear at present if and how these initiatives will be implemented by the EU countries. Specifically, Ireland has implemented so-called "controlled foreign corporation legislation" effective January 1, 2019 as required by the ATAD measures. Ireland has embarked on a consultation process to further implement the ATAD I & II directives and BEPS related measures. Other EU countries have implemented or are contemplating tax legislation to implement BEPS actions, similar to the Ireland legislation, including tax legislation enacted by the French parliament in December 2018. The shape and implementation of this reform may adversely impact our consolidated effective tax rate. The recent announcement from the OECD Inclusive Framework group that they plan to develop further proposals to the existing international tax rules that could go beyond the so-called arm’s length principle may further adversely impact our consolidated effective tax rate.

On December 22, 2017, the U.S. enacted the U.S. Tax Act. The U.S. Tax Act includes a number of significant changes to existing U.S. tax laws that impact us. These changes include a corporate income tax rate reduction from 35% to 21%, full expensing of fixed assets placed in service in 2018 and the elimination or reduction of certain U.S. deductions and credits, including limitations on the deductibility of interest expense and executive compensation. The U.S. Tax Act also transitions international taxation from a worldwide system to a modified territorial system. This modified territorial system includes, among other items, base erosion prevention measures

Perrigo Company plc - Item 1A
Risk Factors

which have the effect of subjecting certain earnings of our U.S. owned foreign corporations to U.S. taxation as global intangible low-taxed income (“GILTI”) and the establishment of a minimum tax on certain payments from our U.S. subsidiaries to related foreign persons as base erosion and anti-abuse tax (“BEAT”). These changes became effective in 2018. The U.S. Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated U.S. owned foreign corporations’ previously untaxed foreign earnings (“Transition Toll Tax”). The Transition Toll Tax can be paid over an eight-year period starting in 2018 and will not accrue interest. Based on the 2017 U.S. federal income tax return filed by the Company, the Transition Toll Tax was paid in full with the 2017 U.S. federal income tax return. During 2018, Treasury and the IRS issued various forms of guidance, including notices of proposed rule making and proposed Treasury regulations, implementing and clarifying aspects of the U.S. Tax Act and other related topics, such as:

•	Transition Toll Tax;

•	BEAT;

•	GILTI;

•	Foreign tax credit computations;

•	The full expensing of fixed assets placed in service in 2018;

•	Interest expense limitations under Section 163(j);

•	Deductibility of interest and/or royalty payments made by U.S. corporate taxpayers to foreign related parties in so-called “hybrid mismatch” arrangements under Section 267A; and

•	The limitation of deductions for key executive compensation as determined under Section 162(m).

           During the year ended December 31, 2018, we considered and evaluated Treasury and IRS guidance issued as described above and reflected certain changes in our income tax provision for 2018. In 2019, Treasury and the IRS are expected to issue final tax regulations (“Final Regulations”) on certain code sections that were introduced by, or changed as a result of, the U.S. Tax Act. We will record the tax effects of the Final Regulations in the quarter in which they are issued.

Our preliminary estimate of the impact of the U.S. Tax Act (including the Transition Toll Tax) was recorded as of December 31, 2017 and was subject to the finalization of management's analysis related to certain matters, such as developing interpretations of the provisions of the U.S. Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain U.S. owned foreign subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the U.S. Tax Act required further adjustments and changes in our 2017 estimates, which did not have a material adverse effect on our business, results of operations or financial conditions. The final determination of the impact of the U.S. Tax Act (including the Transition Toll Tax) was completed in 2018, as required by SAB 118 (refer to Item 8, Note 14).

Any of these changes could have a prospective or retroactive application to us, our shareholders, and affiliates, and could adversely affect us by changing our effective tax rate and limiting our ability to utilize cash in a tax efficient manner.

Our effective tax rate or cash tax payment requirements may change in the future, which could adversely impact our future results from operations.

A number of factors may adversely impact our future effective tax rate or cash tax payment requirements, which may impact our future results and cash flows from operations (refer to Item 8, Note 14). These factors include, but are not limited to:

•	Changes to tax laws or the interpretation of such tax laws (including additional proposals for fundamental international tax reform in a number of jurisdictions globally);

•	Income tax rate changes by governments;

•	The jurisdictions in which our profits are determined to be earned and taxed;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Adjustments to estimated taxes upon finalization of various tax returns;

Perrigo Company plc - Item 1A
Risk Factors

•	Adjustments to our interpretation of transfer pricing standards, treatment or characterization of intercompany transactions, changes in available tax credits, grants and other incentives;

•	Changes in stock-based compensation expense;

•	Changes in U.S. generally accepted accounting principles;

•	Expiration or the inability to renew tax rulings or tax holiday incentives; and

•	Divestitures of current operations.

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

We are currently involved in several audit and adjustment related disputes, including litigation, with the IRS. These include litigation regarding our 2009, 2010, 2011, and 2012 tax years, as well as proposed audit adjustments related to litigation costs and transfer pricing positions related to Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the 2011, 2012 and 2013 tax years.

In addition, on October 31, 2018, we received an audit finding letter from Irish Revenue for the years under audit 2012-2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a NoA on November 29, 2018 which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties. We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. As part of this strategy to pursue all available administrative and judicial avenues, Elan Pharma was, on February 25, 2019, granted leave by the Irish High Court to seek judicial review of the issuance of the NoA. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. If Perrigo is ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission has been stayed until a decision on the judicial review application has been made, which could take up to, or more than, a year. No payment of any amount related to this assessment is required to be made, if at all, until all applicable proceedings have been completed, which could take a number of years. However, while we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is ultimately resolved unfavorably it would have a material adverse impact on Perrigo, including on liquidity and capital resources. In addition, going forward, uncertainty regarding the future outcome of the NoA may have an adverse impact on our financial condition and strategy, including our plan to separate our Rx business.

At this time, we cannot predict the outcome of any audit or related litigation. Unfavorable developments in or resolutions of matters such as those discussed above could, individually or in the aggregate, have a material impact on our consolidated financial statements in future periods (refer to Item 8, Note 14 for further information related to uncertain tax positions and ongoing tax audits and Item 8. Note 16 for further information related to legal proceedings).

Perrigo Company plc - Item 1A
Risk Factors

Risks Related to Capital and Liquidity

Our indebtedness could adversely affect our ability to implement our strategic initiatives.

We anticipate that cash, cash equivalents, cash flows from operations, and borrowings available under our credit facilities will substantially fund working capital and capital expenditures. Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At December 31, 2018, our total indebtedness outstanding was $3.2 billion.

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
In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion (the "2015 Authorization"). Following the expiration of our 2015 Authorization, in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date (the "2018 Authorization"), subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. Through December 31, 2018, we repurchased a total of 7.8 million ordinary shares through the 2015 Authorization. The specific timing and amount of buybacks under the 2018 Authorization, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, the nature of other investment opportunities and the availability of distributable reserves of Perrigo Company plc. Buybacks of our ordinary shares pursuant to our share repurchase plan could affect the market price of our ordinary shares or increase their volatility. Additionally, our share repurchase plan could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase plan is intended to enhance long-term shareholder value, there is no assurance that it will do so, and short-term share price fluctuations could reduce the plan’s effectiveness.

Perrigo Company plc - Item 1A
Risk Factors

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

•
Subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to authorize the waiver of the statutory preemption rights either in our articles of association or by way of a special resolution. Such disapplication of these preemption rights can either be generally applicable or be in respect of a particular allotment of shares.

•
At our annual general meeting of shareholders in May 2018, our shareholders authorized our Board of Directors to issue up to a maximum of 33% of our issued ordinary capital on that date for a period of 18 months from the passing of the resolution. At the annual general meeting, our shareholders also authorized our Board of Directors to issue ordinary shares on a nonpreemptive basis in the following circumstances: (i) an issuance of shares in connection with any rights issuance and (ii) an issuance of shares for cash, if the issuance is limited to up to 5% of the Company’s issued ordinary share capital (with the possibility of issuing an additional 5% of the Company’s issued ordinary share capital provided the Company uses it only in connection with an acquisition or a specified capital investment that is announced contemporaneously with the issuance, or which has taken place in the preceding six-month period and is disclosed in the announcement of the issuance), bringing the total acceptable limit to 10% of the Company’s issued ordinary share capital. Once these authorizations expire, we cannot provide any assurance that they will be renewed by the shareholders at subsequent annual general meetings, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

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

•
Depending on the circumstances, shareholders may be subject to different or additional tax consequences under Irish law as a result of the acquisition, ownership and/or disposition of ordinary shares, including, but not limited to, Irish stamp duty, dividend withholding tax, Irish income tax, and capital acquisitions tax.

•
There is no treaty between Ireland and the U.S. providing for the reciprocal enforcement of foreign judgments. Before a foreign judgment would be deemed enforceable in Ireland, the judgment must be (i) for a definite sum, (ii) provided by a court of competent jurisdiction and (iii) final and conclusive. An Irish High Court may exercise its right to refuse to recognize and enforce a foreign judgment if the foreign judgment was obtained by fraud, if it violated Irish public policy, if it is in breach of natural justice, or if it is irreconcilable with an earlier judgment.

•
An Irish High Court may stay proceedings if concurrent proceedings are being brought elsewhere. Judgments of U.S. courts of liabilities predicated upon U.S. federal securities laws may not be enforced by Irish High Courts if deemed to be contrary to public policy in Ireland.

•
It could be more difficult for us to obtain shareholder approval for a merger or negotiated transaction than if we were a U.S. company because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under Irish law.

Perrigo Company plc - Item 1A
Risk Factors

Irish law differs from the laws in effect in the U.S. with respect to defending unwanted takeover proposals and may give our Board of Directors less ability to control negotiations with hostile offerors.

We are subject to the Irish Takeover Panel Act, 1997, Takeover Rules, 2013. Under those Irish Takeover Rules, the Board of Directors is not permitted to take any action that might frustrate an offer for our ordinary shares once the Board of Directors has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as (i) the issuance of ordinary shares, options or convertible securities, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business, or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer, are prohibited during the course of an offer or at any earlier time during which the Board of Directors has reason to believe an offer is or may be imminent. These provisions may give the Board of Directors less ability to control negotiations with hostile offerors and protect the interests of holders of ordinary shares than would be the case for a corporation incorporated in a jurisdiction of the United States.

We may be limited in our ability to pay dividends or repurchase shares in the future.

A number of factors may limit our ability to pay dividends in the future, including:

•	Our ability to receive cash dividends and distributions from our subsidiaries;

•	Compliance with applicable laws and debt covenants;

•	Our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant; and

•	The availability of Perrigo Company plc's distributable reserves, being profits of the company available for distribution to shareholders.

Under Irish law, distributable reserves means the accumulated realized profits so far as not previously utilized by distribution or capitalization, less accumulated realized losses so far as not previously written off in a reduction or a reorganization of capital duly made. In addition, no distribution or dividend may be made if, at that time, Perrigo Company plc's's net assets are not, or would not be after giving effect to such distribution or dividend, equal to, or in excess of, the aggregate of Perrigo Company plc's called-up share capital plus undistributable reserves.
While we currently expect to continue paying dividends and operating our share repurchase plan, significant changes in our business or financial condition such as asset impairments, sustained operating losses and the selling of assets, could impact the amount of distributable reserves available to us. We could seek to create additional distributable reserves through a reduction in Perrigo Company plc's share premium, which would require 75% shareholder approval and the approval of the Irish High Court. The Irish High Court’s approval is a matter for the discretion of the court, and there can be no assurances that such approval would be obtained. In the event that additional distributable reserves are not created in this way, dividends, share repurchases or other distributions would generally not be permitted under Irish law until such time as Perrigo Company plc has created sufficient distributable reserves in our audited statutory financial statements as a result of its business activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Perrigo Company plc - Item 2

ITEM 2.	PROPERTIES
Our world headquarters is located in Dublin, Ireland, and our North American base of operations is located in Allegan, Michigan. We manufacture products at 20 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 74% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at December 31, 2018:

Country	Number of Facilities	Segment(s) Supported

Ireland	1	CHCA, CHCI, RX
United States	45	CHCA, CHCI, RX
Mexico	10	CHCA
United Kingdom	7	CHCI
France	5	CHCI
Belgium	4	CHCI
Austria	4	CHCI
Australia	4	CHCI
Israel	3	CHCA, CHCI, RX
India	2	CHCA, CHCI
Germany	1	CHCI

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

Our executive officers and their ages and positions as of February 22, 2019 were:

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
		57
James E. Dillard III
James E. Dillard III was named Executive Vice President and Chief Scientific Officer in January 2019. Mr. Dillard joined Perrigo from Altria Group, Inc., where he served as Senior Vice President, Research, Development and Sciences and Chief Innovation Officer from January 2009 to May 2018. During his tenure with Altria Group, Mr. Dillard led the creation of the Regulatory Affairs function in 2009 and also served as Chief Innovation Officer for Altria Client Services and Senior Vice President of Research, Development & Regulatory Affairs for Altria Group. He held science and technology leadership roles with U.S. Smokeless Tobacco Company, an Altria Group Inc. operating company, from 2001 to 2009. Mr. Dillard worked for the U.S. Food and Drug Administration between 1987 and 2001 as Director of the Division of Cardiovascular and Respiratory Devices, as well as in various leadership roles in the Center for Devices and Radiological Health and the Office of Device Evaluation.
		55
Thomas M. Farrington	Mr. Farrington was named Executive Vice President and Chief Information Officer in November 2015. He formerly served as Senior Vice President and Chief Information Officer from October 2006 to November 2015.	61
Ronald Janish	Mr. Janish was named Executive Vice President of Global Operations and Supply Chain in October 2015. He served as Senior Vice President of International and Rx Operations from 2012 until 2015 and as Managing Director of Perrigo’s Australian operations from 2010 to 2012. Previously, he held Senior Vice President roles for Perrigo in International Market Development, China Business Development and Global Procurement.	53
Murray S. Kessler
Mr. Kessler was appointed President, Chief Executive Officer and Board Member of Perrigo Company plc, effective October 8, 2018. Before joining Perrigo, Mr. Kessler served as the Chairman of the Board of Directors, President and CEO of Lorillard, Inc. (2010-2015). He served as Vice Chair of Altria, Inc. (2009) and President and CEO of UST, Inc. (2000-2009), a wholly owned subsidiary. Previous to his time at UST, Mr. Kessler had over 18 years of consumer packaged goods experience with companies including Vlasic Foods International, Campbell Soup and The Clorox Company. Since 2015, Mr. Kessler has served as voluntary President of the United States Equestrian Federation, a non-profit national governing body.
		59
Todd W. Kingma	Mr. Kingma was named Executive Vice President, General Counsel and Secretary in May 2006. He served as Vice President, General Counsel and Secretary from August 2003 to May 2006.	59
Sharon Kochan
Mr. Kochan was named Executive Vice President and President, RX Pharmaceuticals in October 2018. He served as Executive Vice President and President, Branded Consumer Healthcare International from February 2017 to October 2018. He served as Executive Vice President and General Manager, Consumer Healthcare International from August 2012 to February 2017. He served as Executive Vice President, General Manager of Prescription Pharmaceuticals from March 2007 to July 2012 and as Senior Vice President of Business Development and Strategy from March 2005 to March 2007. Mr. Kochan was Vice President, Business Development of Agis Industries (1983) Ltd. from July 2001 until the acquisition of Agis by the Company in March 2005.
		50
James R. Michaud	Mr. Michaud was named Executive Vice President, Chief Human Resources Officer in August 2016. In 2014, Mr. Michaud was President of Human Resources Strategies, a consulting company focused on providing business based human resource strategies to a wide variety of companies in multiple industries. His corporate career spanned senior human resource roles in Alcoa, Arcelor Mittal Steel, and most recently, Cliffs Natural Resources, where he served as Executive Vice President, Chief Human Resources Officer from 2010 to 2014.	63
Jeffrey R. Needham	Mr. Needham was named Executive Vice President and President of Consumer Healthcare Americas in October 2009. He served as Senior Vice President of Commercial Business Development for Consumer Healthcare from March 2005 through October 2009. Previously, he served as Senior Vice President of International from November 2004 to March 2005. He served as Managing Director of Perrigo’s U.K. operations from May 2002 to November 2004 and as Vice President of Marketing from 1993 to 2002.	62
Grainne Quinn	Dr. Quinn was named Executive Vice President in July 2016 and has served as Chief Medical Officer since November 2015. Prior to that she served as Vice President and Head of Global Patient Safety from January 2014 until November 2015. Dr. Quinn was Vice President and Head of Global Pharmacovigilance and Risk Management for Elan from April 2009 until December 2013 when the Company acquired Elan.	49
Ronald L. Winowiecki	Mr. Winowiecki was appointed Chief Financial Officer in February 2018. He served as Acting Chief Financial Officer from February 2017 to February 2018; Senior Vice President of Business Finance from January 2014 to February 2017; Vice President for Treasury and Accounting Shared Services from September 2011 to December 2013; and the Company’s Corporate Vice President Treasurer from October 2008 to August 2011.	52

Perrigo Company plc - Item 5

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to June 6, 2013, our common equity traded on the Nasdaq Global Select Market under the symbol PRGO. Since June 6, 2013, our common equity has traded on the New York Stock Exchange under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., our common equity has been trading on the Tel Aviv Stock Exchange since March 16, 2005 under the same symbol. As of February 22, 2019, there were 1,470 record holders of our ordinary shares.

The graph below shows a comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index and the S&P Pharmaceuticals Index. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends. Information in the graph is presented for the years ended December 31, 2013 through December 31, 2018.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY PLC**, THE S&P 500 INDEX, AND THE S&P PHARMACEUTICALS INDEX

*	$100 invested on December 31, 2013 in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.
** Perrigo Company prior to December 31, 2013. Perrigo Company plc beginning December 18, 2013.

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. We did not repurchase any shares under the share repurchase plan during the three months ended December 31, 2018. During the year ended December 31, 2018, we repurchased 5.1 million ordinary shares at an average repurchase price of $77.93 per share, for a total of $400.0 million. During the year ended December 31, 2017, we repurchased 2.7 million ordinary shares at an average repurchase price of $71.72 per share, for a total of $191.5 million. Following the expiration of our 2015 Authorization, in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program.

Perrigo Company plc - Item 5

ITEM 6.	SELECTED FINANCIAL DATA

The Consolidated Statements of Operations data set forth below with respect to the years ended December 31, 2018, December 31, 2017, and December 31, 2016, and the Consolidated Balance Sheet data at December 31, 2018 and December 31, 2017 are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The Consolidated Statements of Operations data set forth below with respect to the the six months ended December 31, 2015 and December 27, 2014, and the year ended June 27, 2015 and the Consolidated Balance Sheet data at December 31, 2016, December 31, 2015, December 27, 2014 and June 27, 2015 are derived from audited consolidated financial statements not included in this report.

	Year Ended			Six Months Ended		Year Ended
(in millions, except per share amounts)	December 31, 2018	December 31, 2017	December 31, 2016(1)	December 31, 2015(2)	December 27, 2014(3)	June 27, 2015(4)
Statements of Operations Data
Net sales	$4,731.7	$4,946.2	$5,280.6	$2,632.2	$1,844.7	$4,227.1
Cost of sales	2,900.2	2,966.7	3,228.8	1,553.3	1,170.9	2,582.9
Gross profit	1,831.5	1,979.5	2,051.8	1,078.9	673.8	1,644.2
Operating expenses	1,595.0	1,381.3	4,051.5	1,011.3	384.1	971.7
Operating income (loss)	$236.5	$598.2	$(1,999.7)	$67.6	$289.7	$672.5

Net income (loss)	$131.0	$119.6	$(4,012.8)	$42.5	$180.6	$136.1

Diluted earnings (loss) from continuing operations per share	$0.95	$0.84	$(28.01)	$0.29	$1.34	$0.97

Dividends declared per share	$0.76	$0.64	$0.58	$0.25	$0.21	$0.46

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

(in millions)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 27, 2014	June 27, 2015
Balance Sheet Data
Cash and cash equivalents	$551.1	$678.7	$622.3	$417.8	$3,596.1	$785.6
Total assets	$10,983.4	$11,628.8	$13,870.1	$19,349.6	$16,508.4	$19,591.9
Long-term debt, less current portion	$3,052.2	$3,270.8	$5,224.5	$4,971.6	$4,439.4	$5,246.9

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a leading global healthcare company that has been delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We are also a leading provider of branded consumer health and wellness products throughout Europe and a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, gels, and nasal sprays ("extended topicals"). We are headquartered in Ireland and sell our products primarily in North America and Europe, as well as in other markets, including Israel, Mexico, Australia, and Canada.

Our fiscal year begins on January 1 and ends on December 31 of each year. We end our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Our Segments

Our operating and reportable segments are as follows:

•	Consumer Healthcare Americas ("CHCA"), comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract manufacturing, infant formula and animal health categories).

•
Consumer Healthcare International ("CHCI"), comprises our branded consumer healthcare business primarily in Europe and our consumer focused businesses in the United Kingdom ("U.K."), Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

•	Prescription Pharmaceuticals ("RX"), comprises our U.S. Prescription Pharmaceuticals business.

Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

      For information on each segment, refer to Item 1. Business - Our Segments. For results by segment and geographic locations see below "Segment Results" and Item 8. Note 2 and 19. See Item 1. Business for information on our business environment and competitive landscape.

Strategy

Our strategy has been to deliver Quality Affordable Healthcare Products® by leveraging our global infrastructure to expand our product offerings, thereby providing new innovative products and product line extensions to existing consumers and servicing new healthcare consumers through entry into adjacent or new markets. We accomplish this strategy by investing in and continually improving all aspects of our five strategic pillars:

•	High quality;

•	Superior customer service;

•	Leading innovation;

•	Best cost; and

•	Empowered people.

We utilize shared services and Research and Development ("R&D") centers of excellence in order to help ensure consistency in our processes around the world, and to maintain focus on our five strategic pillars.

Perrigo Company plc - Item 7
Executive Overview

We have grown rapidly in recent years through a combination of organic and inorganic growth. We continually reinvest in our R&D pipeline and work with partners as necessary to strive to be first-to-market with new products. Our organic growth has been and will continue to be driven by successful new product launches in all our segments. Over time, we expect to continue to grow inorganically through expansion into adjacent products, product categories, and channels, as well as potentially through entry into new geographic markets. We evaluate potential acquisition targets using a return on invested capital metric.

Vision Transformation

Upon the arrival of our new CEO and President Murray Kessler, he and his leadership team made their first priority to set a new vision for the Company that will help us transform into a consumer-focused company. That vision is "To make lives better by bringing "Quality, Affordable Self-Care Products™" that consumers trust everywhere they are sold." The new vision for the future is designed to support the shifting focus on our consumer branded and store brand portfolio and our global reach and the opportunities for growth we see ahead of us, while remaining loyal to our heritage. The vision represents an evolution from healthcare to self-care, which takes advantage of a massive global trend and opens up a large number of adjacent growth opportunities for the Company.

Competitive Advantage

Our consumer-facing business model combines the unique competencies of a fast-moving consumer goods company and a pharmaceutical manufacturing company with the supply chain breadth necessary to support customers in the markets we serve. These durable business model competencies align with our five strategic pillars and provide us a competitive advantage in the marketplace. We fully integrate quality in our operational systems across all products. Our ability to manage our supply chain complexity across multiple dosage forms, formulations, and stock-keeping units, as well as acquisitions, integration, and hundreds of global partners provides value to our customers. Product development capacity and life cycle management are at the core of our operational investments. Globally we have 20 manufacturing plants that are all in good regulatory compliance standing and have systems and structures in place to guide our continued success. Our leadership team is fully engaged in aligning all our metrics and objectives around sustainable compliance with industry associations and regulatory agencies.

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

Highlights

Year Ended December 31, 2018

•
On August 9, 2018, we announced a plan to separate our RX business, which, when completed, will enable us to focus on expanding our consumer-facing businesses. We have begun the preparations for the separation, which may include a possible sale, spin-off, merger or other form of separation. While we are currently targeting to complete the separation by the end of 2019, the form of separation may delay its completion beyond this date. In connection with the proposed separation, we anticipate incurring significant preparation costs, excluding restructuring expenses and transaction costs, in the range of $45.0 million to $80.0 million depending on the final structure of a transaction, with a spin-off resulting in costs at the higher end of this range.

Perrigo Company plc - Item 7
Executive Overview

•	During the year ended December 31, 2018, Tysabri® met the 2018 global net sales threshold resulting in a $170.1 million gain. We received the $250.0 million royalty payment on February 22, 2019.

•	During the year ended December 31, 2018, we repurchased $400.0 million worth of shares as part of our authorized share repurchase plan.

Year Ended December 31, 2017

•
On March 27, 2017, we completed the sale of our Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we derecognized the Tysabri® financial asset and recorded a $17.1 million gain.

•
On April 6, 2017, we completed the sale of our India Active Pharmaceutical Ingredient ("API") business to Strides Shasun Limited for $22.2 million, inclusive of an estimated working capital adjustment. The sale did not have a material impact on our operations.

•
On August 25, 2017, we completed the sale of our Russian business to Alvogen Pharma LLC for €12.7 million ($15.1 million), inclusive of an estimated working capital adjustment. The sale did not have a material impact on our operations.

•	On November 21, 2017, we completed the sale of our Israel API business to SK Capital, for a sale price of $110.0 million, which resulted in an immaterial gain.

•	We completed $2.6 billion of debt repayments.

•	We repurchased $191.5 million worth of shares as part of our authorized share repurchase plan.

•	We executed initiatives related to our cost optimization strategy that was announced on February 21, 2017. Restructuring charges totaled $61.0 million.

Year Ended December 31, 2016

•
Consistent with previously announced actions, we added a number of positions and processes to our Dublin headquarters across a range of corporate functions, including supply chain/global operations, procurement, enterprise risk management, and corporate finance, leveraging the strength of our global platform.

•	On September 29, 2016, we repaid $500.0 million outstanding under our 1.300% Senior Notes due 2016.

•
On August 5, 2016, we completed the sale of our U.S. Vitamins, Minerals, and Supplements ("VMS") business to International Vitamins Corporation for $61.8 million inclusive of an estimated working capital adjustment.

RESULTS OF OPERATIONS

CONSOLIDATED

Recent Developments

Irish Tax Appeals Commission Notice of Amended Assessment

Perrigo Pharma International, a designated activity company organized under the laws of Ireland, formerly known as Elan Pharma International Limited (“Elan Pharma”) and currently a subsidiary of Perrigo Company plc, timely filed an appeal on December 27, 2018 with the Irish Tax Appeals Commission regarding a Notice of Amended Assessment (“NoA”) issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the calendar year

Perrigo Company plc - Item 7
Consolidated

ended December 31, 2013. The NoA is dated November 29, 2018, and assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties.

Perrigo acquired Elan Pharma through the December 2013 business combination between Perrigo’s predecessor and Elan Corporation, plc. The NoA relates to the tax treatment of the April 2013 sale by Elan Pharma of Tysabri® intellectual property and related assets to Biogen Idec. As previously reported, the consideration paid by Biogen Idec took the form of an upfront payment and future contingent payments. The upfront payment received from Biogen Idec in 2013 and contingent payments received in subsequent years were recognized as trading income in Elan Pharma’s tax returns filed with Irish Revenue. This treatment is consistent with Elan Pharma’s activities for two decades relating to the active management of intellectual property rights, which includes acquiring, developing, holding, exploiting, dealing in and disposing of intellectual property rights for use in the pharmaceutical industry.

On October 30, 2018, Irish Revenue issued an audit findings letter to Elan Pharma asserting the claim that (a) IP sales transactions by Elan Pharma, including the sale of Tysabri®, were not part of the trade of Elan Pharma and therefore should have been treated as chargeable gains subject to an effective 33% tax rate, rather than the 12.5% tax rate applicable to trading income, and (b) all amounts received in respect of both the Tysabri® transaction and the related transaction entered into with RPI Finance Trust in 2017 should be taxed in Elan Pharma’s 2013 tax year.

We disagree with both the basis on which Elan Pharma has been assessed and the methodology used to calculate the amount set out in the NoA. We believe the NoA is without merit and that Irish Revenue’s position is incorrect as a matter of law. Accordingly, we filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. As part of this strategy to pursue all available administrative and judicial avenues, Elan Pharma was, on February 25, 2019, granted leave by the Irish High Court to seek judicial review of the issuance of the NoA. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. If we are ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission has been stayed until a decision on the judicial review application has been made, which could take up to, or more than, a year. No payment of any amount related to this assessment is required to be made, if at all, until all applicable proceedings have been completed, which could take a number of years. However, while we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is ultimately resolved unfavorably it would have a material adverse impact on us, including on liquidity and capital resources (refer to Item 1A. Risk Factors - Tax related Risks and Item 8. Note 14).

Impairments

Throughout the years ended December 31, 2018, December 31, 2017, and December 31, 2016, we identified impairment indicators for various assets across our different segments, and therefore, we performed impairment testing. Below is a summary of the impairment charges by segment (in millions):

	Year Ended
	December 31, 2018
	CHCA(1)	CHCI	Total
Goodwill	$136.7	$—	$136.7
Indefinite-lived intangible assets	27.7	—	27.7
Definite-lived intangible assets	48.9	0.7	49.6
Assets held-for-sale	0.6	1.1	1.7
IPR&D	8.7	—	8.7
	$222.6	$1.8	$224.4

(1) Relates primarily to animal health and certain IPR&D.

Perrigo Company plc - Item 7
Consolidated

	Year Ended
	December 31, 2017
	CHCA(1)	CHCI(2)	RX(3)	Other(4)	Total
Definite-lived intangible assets	$—	$—	$19.7	$—	$19.7
Assets held-for-sale	—	3.7	—	3.3	7.0
IPR&D	—	1.1	11.6	—	12.7
Property, plant, and equipment	4.5	—	3.6	—	8.1
	$4.5	$4.8	$34.9	$3.3	$47.5

(1) Relates to certain idle property, plant and equipment.
(2) Relates primarily to our Russian business, which was sold August 25, 2017.
(3) Relates primarily to intangible assets acquired through the Lumara Health, Inc. acquisition and IPR&D assets acquired in conjunction with certain Development-Stage Rx Products.
(4) Relates to our Israel API business, which was sold November 21, 2017.

	Year Ended
	December 31, 2016
	CHCA(1)	CHCI(2)	RX(3)	Other(4)	Total
Goodwill	$24.5	$868.4	$—	$199.6	$1,092.5
Indefinite-lived intangible Assets	0.4	849.1	—	—	849.5
Definite-lived intangible assets	—	321.4	342.2	2.0	665.6
Assets held-for-sale	9.9	—	—	6.3	16.2
IPR&D	—	3.5	—	—	3.5
Property, plant, and equipment	3.5	—	0.2	—	3.7
	$38.3	$2,042.4	$342.4	$207.9	$2,631.0

(1) Relates primarily to goodwill acquired through the Sergeant’s Pet Care Products, Inc. and Velcera Inc. acquisitions.
(2) Relates primarily to goodwill and certain intangible assets acquired in conjunction with the Omega acquisition.
(3) Relates primarily to our intangible assets acquired in conjunction with the Entocort® acquisition.
(4) Relates primarily to goodwill from our Elan acquisition that was in our former Specialty Sciences segment.

Perrigo Company plc - Item 7
Consolidated

Consolidated Results

	Year Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$4,731.7	$4,946.2	$5,280.6
Gross profit	$1,831.5	$1,979.5	$2,051.8
Gross profit %	38.7%	40.0%	38.9%
Operating expenses	$1,595.0	$1,381.3	$4,051.5
Operating expenses %	33.7%	27.9%	76.7%
Operating income (loss)	$236.5	$598.2	$(1,999.7)
Operating income (loss) %	5.0%	12.1%	(37.9)%

*	Total net sales by geography is derived from the location of the entity that sells to a third party.

CONSUMER HEALTHCARE AMERICAS

Recent Developments

•
On May 29, 2018, we entered into a license agreement with Merck Sharp & Dohme Corp. ("Merck") that will allow us to develop and commercialize an OTC version of Nasonex-branded products, as well as other products containing the same active ingredient. In connection with this license agreement, we paid an upfront license fee of $50.0 million. In addition, if we achieve certain development milestones, we will make future milestone and royalty payments.

•
During the year ended December 31, 2018, we identified indications of impairment in the animal health reporting unit. The impairment indicators related to changes in channel dynamics, a strategic decision to re-prioritize our brands, and a decline in the forecasted outlook of the reporting unit. We recorded goodwill and intangible asset impairment charges of $213.3 million in Impairment charges on the Consolidated Statements of Operations.

Perrigo Company plc - Item 7
CHCA

Segment Results

Year Ended December 31, 2018 vs. December 31, 2017

	Year Ended
(in millions)	December 31, 2018	December 31, 2017
Net sales	$2,411.6	$2,429.9
Gross profit	$762.2	$817.8
Gross profit %	31.6%	33.7%
Operating income	$147.6	$445.0
Operating income %	6.1%	18.3%

Net sales decreased $18.3 million, or 1%, due primarily to:

•	The absence of $32.1 million in sales of discontinued products; and

•	A net decrease of $31.5 million in sales of existing products due to:

•	Lower sales in our animal health category due to lost distribution and channel dynamics;

•	Ongoing pricing pressure, which we expect to continue for the foreseeable future, and lower sales volumes in our gastrointestinal category; partially offset by

•	Higher sales volumes in our analgesics and dermatologic categories; and

•	Unfavorable foreign currency translation of $3.4 million; partially offset by

•
New product sales of $48.7 million due primarily to the launches of esomeprazole magnesium (store brand equivalent to Nexium® 24HR capsules), omeprazole delayed release orally disintegrating tablets, and infant formula products.

Operating income decreased $297.4 million, or 67%, due primarily to:

•
A decrease of $55.6 million in gross profit, or a 210 basis point decrease in gross profit as a percentage of net sales, due primarily to operating variances and increased input costs, lower sales in the higher margin animal health business and pricing pressure.

•	An increase of $241.8 million in operating expenses due primarily to:

•	Impairment charges due primarily to animal health goodwill and intangible assets of $222.6 million; and

•	Increased R&D expense of $44.8 million due primarily to a $50.0 million upfront license fee payment to enter into a license agreement with Merck; partially offset by

•	Decreased Restructuring expense of $26.9 million related to the cost reduction initiatives taken in the prior year.

Year Ended December 31, 2017 vs. December 31, 2016

	Year Ended
(in millions)	December 31, 2017	December 31, 2016
Net sales	$2,429.9	$2,507.1
Gross profit	$817.8	$825.2
Gross profit %	33.7%	32.9%
Operating income	$445.0	$399.8
Operating income %	18.3%	15.9%

Perrigo Company plc - Item 7
CHCA

Net sales decreased $77.2 million, or 3%, due to:

•	The absence of $110.2 million in sales attributable to the U.S. VMS business;

•	A net decrease of $21.5 million in sales of existing products due to pricing pressures and lower volumes in certain categories; and

•	The absence of $14.0 million in sales of discontinued products; partially offset by

•
New product sales of $68.7 million related primarily to the launches of fluticasone nasal spray (store brand equivalent to Flonase®), smoking cessation products and esomeprazole magnesium (store brand equivalent to Nexium® 24HR capsules).

Operating income increased $45.2 million, or 11%, due primarily to:

•	A decrease of $7.4 million in gross profit due to:

•	The absence of $17.6 million in gross profit as a result of the sale of the U.S. VMS business; and

•	Pricing pressures in certain categories; partially offset by

•	Favorable product mix in certain categories; and

•	Positive contributions from supply chain efficiencies.

•	A decrease of $52.6 million in operating expenses due to:

•
The absence of $36.7 million in goodwill and intangible asset impairment charges related to the sale of the U.S. VMS business, previously held-for-sale assets associated with our animal health pet treats plant and our animal health business;

•
Decreased selling and administrative expenses of $31.0 million due primarily to timing of promotions related to our animal health category and savings related to our cost reduction initiatives taken in the prior year;

•	Decreased R&D expenses of $8.2 million due to timing of clinical trials, reduced spending on infant formula clinical trials and lower costs related to our cost reduction initiatives; and

•	A $4.1 million gain related to contingent consideration; offset partially by

•	Increased restructuring expenses of $21.8 million related primarily to strategic organizational enhancements; and

•	A $4.5 million impairment charge recorded on idle property, plant and equipment.

•	An increase of 80 basis points in gross profit as a percentage of net sales due primarily to favorable product mix and supply chain efficiencies.

CONSUMER HEALTHCARE INTERNATIONAL

Recent Developments

•
Management continues to implement its previously disclosed strategy for brand prioritization, sales force restructuring, and manufacturing insourcing, which is expected to reduce selling costs, improve operating margins and focus on higher value OTC products. As part of this strategy, we implemented a new restructuring plan in our CHCI segment that is expected to improve our cost structure.

Perrigo Company plc - Item 7
CHCI

Segment Results

Year Ended December 31, 2018 vs. December 31, 2017

	Year Ended
(in millions)	December 31, 2018	December 31, 2017
Net sales	$1,495.9	$1,491.0
Gross profit	$702.5	$682.0
Gross profit %	47.0%	45.7%
Operating income	$16.5	$12.5
Operating income %	1.1%	0.8%

Net sales increased $4.9 million due primarily to:

•	New product sales of $77.8 million; and

•	Favorable foreign currency translation of $36.9 million; partially offset by

•	A net decrease of $57.3 million in sales of existing products due primarily to lower sales in the lifestyle and cough/cold/allergy/sinus categories;

•	The absence of $33.0 million in sales attributable to the exited Russian business and prior year distribution phase out initiatives; and

•	The absence of $19.7 million in sales of discontinued products.

Operating income increased $4.0 million, or 33%, due primarily to:

•
An increase of $20.5 million in gross profit, or a 130 basis point increase in gross profit as a percentage of net sales, due primarily to brand prioritization and exit of low margin businesses, improved pricing and benefits from continued insourcing initiatives.

•	An increase of $16.5 million in operating expenses due primarily to:

•	Increased selling and administration expenses of $11.1 million due primarily to the effect of unfavorable foreign currency translation; and

•	Increased R&D expense of $3.2 million due primarily to innovation investments and the effect of unfavorable foreign currency translation.

Year Ended December 31, 2017 vs. December 31, 2016

	Year Ended
(in millions)	December 31, 2017	December 31, 2016
Net sales	$1,491.0	$1,652.2
Gross profit	$682.0	$693.4
Gross profit %	45.7%	42.0%
Operating income (loss)	$12.5	$(2,087.4)
Operating income (loss) %	0.8%	(126.3)%

Net sales decreased $161.2 million, or 10%, due to:

•	The absence of $200.3 million in sales attributable to the cancellation of unprofitable distribution contracts;

•	The absence of $14.7 million in sales of discontinued products; and

•	A net decrease of $11.3 million in sales of existing products due primarily to the absence of sales from our exited Russian business; partially offset by

•	New product sales of $64.1 million.

Perrigo Company plc - Item 7
CHCI

Operating income increased $2.1 billion due primarily to:

•	A decrease of $11.4 million in gross profit due primarily to:

•	Lower sales volumes; and

•	Lower margins in our U.K. store brand business; partially offset by

•	Operational efficiencies across the organization.

•	A decrease of $2.1 billion in operating expenses due primarily to:

•	The absence of $2.0 billion in goodwill and intangible asset impairment charges recorded in the prior year; and

•
A decrease in selling and administrative expenses of $66.6 million due to previously announced strategic initiatives to better align promotional investments with sales and cost reduction initiatives taken in the current year; offset partially by

•	A $4.8 million impairment charge recorded related to the Russian business; and

•	Increased restructuring expense of $3.8 million related to strategic organizational enhancements.

•	An increase of 370 basis points in gross profit as a percentage of net sales due primarily to improved product mix primarily driven by the cancellation of certain unprofitable distribution contracts.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We continue to experience a significant year-over-year reduction in pricing in our RX segment due to competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture competition in specific products, supply chain productivity savings, and consolidation of certain customers. While in the fourth quarter of 2018, we experienced a year-over-year decrease in pricing pressure, we expect softness in pricing to continue to impact the segment for the foreseeable future.

•
On August 24, 2018, we purchased the Abbreviated New Drug Application ("ANDA") for Diclofenac Sodium Gel, 3% ("Diclo 3%") for $30.4 million in cash, which we capitalized as a developed product technology intangible asset. Diclo 3% was launched at the end of December 2018.

Segment Results

Year Ended December 31, 2018 vs. December 31, 2017

	Year Ended
(in millions)	December 31, 2018	December 31, 2017
Net sales	$824.2	$969.7
Gross profit	$366.9	$449.7
Gross profit %	44.5%	46.4%
Operating income	$222.6	$307.6
Operating income %	27.0%	31.7%

Net sales decreased $145.5 million, or 15%, due to:

•	A net decrease of $174.1 million in sales of existing products due primarily to increased competition driving pricing pressure and decreased sales volumes of certain products; and

•	The absence of $14.6 million in sales of discontinued products; partially offset by

•	New product sales of $43.2 million due primarily to Testosterone Gel 1.62% (generic equivalent to Androgel®).

Perrigo Company plc - Item 7
RX

Operating income decreased $85.0 million, or 28%, due primarily to:

•	A decrease of $82.8 million in gross profit, or a 190 basis point decrease in gross profit as a percentage of net sales, due primarily to pricing pressure and unfavorable product mix.

•	An increase of $2.2 million in operating expense due primarily to:

•	The absence of a gain of $23.0 million for the sale of certain ANDAs recognized in the prior year; and;

•	The absence of a gain of $15.0 million related to contingent consideration adjustments; partially offset by

•	The absence of impairments of $34.9 million related to certain definite-lived intangible assets and In-Process Research and Development ("IPR&D").

Year Ended December 31, 2017 vs. December 31, 2016

	Year Ended
(in millions)	December 31, 2017	December 31, 2016
Net sales	$969.7	$1,042.8
Gross profit	$449.7	$501.1
Gross profit %	46.4%	48.1%
Operating income (loss)	$307.6	$(0.2)
Operating income %	31.7%	—%

Net sales decreased $73.1 million, or 7%, due to:

•	A net decrease of $78.5 million in sales of existing products due primarily to pricing pressures across the portfolio;

•	Lower Entocort® net sales of $67.2 million; and

•	The absence of $3.3 million in sales of discontinued products; partially offset by

•	New product sales of $75.9 million due primarily to sales of Scopolamine and Testosterone 2% topical (generic equivalent to Axiron®).

Operating income increased $307.8 million due primarily to:

•	A decrease of $51.4 million in gross profit, or a 170 basis point decrease in gross profit as a percentage of net sales, due primarily to:

•	Lower Entocort® net sales; and

•	Pricing pressure.

•	A decrease of $359.2 million in operating expenses due to:

•	The absence of a $342.2 million impairment charge related to the Entocort® intangible asset;

•	A $23.0 million gain on sales of certain ANDAs;

•	A $15.4 million net gain related to contingent consideration;

•	Decreased Selling expenses of $17.4 million due primarily to the prior year specialty pharmaceuticals sales force restructuring initiative; and

•	Decreased R&D expenses of $8.3 million due to timing of clinical trials, lower legal spend, and lower ongoing costs on certain projects; offset partially by

•	Impairment charges related to certain definite-lived intangible assets, certain fixed assets and IPR&D of $34.9 million;

•	Increased Administration expenses of $6.2 million due primarily to the settlement of our antitrust violation lawsuit; and

•	Increased restructuring expenses of $3.8 million related to strategic organizational enhancements.

Perrigo Company plc - Item 7
Other

OTHER

We previously had two legacy segments, Specialty Sciences and Other, which contained our Tysabri® financial asset and API businesses, respectively, which we divested. Following these divestitures, there were no substantial assets or operations left in either of these segments. Effective January 1, 2017, all expenses associated with our former Specialty Sciences segment were moved to unallocated expenses.

During the year ended December 31, 2017, we completed the divestment of the Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain in Change in financial assets.

During the year ended December 31, 2017, we completed the sale of our India API business to Strides Shasun Limited. We received $22.2 million in proceeds, resulting in an immaterial gain recorded in Other (income) expense, net on the Consolidated Statements of Operations. Prior to closing the sale, we determined that the carrying value of the India API business exceeded its fair value less the cost to sell, resulting in an impairment charge of $35.3 million, which was recorded in Impairment charges on the Consolidated Statements of Operations for the year ended December 31, 2016.

During the year ended December 31, 2017, we completed the sale of our Israel API business to SK Capital for a sale price of $110.0 million, which resulted in an immaterial gain recorded in Other (income) expense, net on the Consolidated Statements of Operations.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$150.1	$174.7	$116.6

The $24.6 million decrease for the year ended December 31, 2018 compared to the prior year was due primarily to an insurance recovery of $17.8 million, a decrease in legal and consulting fees of $8.7 million and, a decrease in Restructuring expense of $5.5 million related to strategic organizational enhancements; partially offset by an increase in employee-related expenses of $5.2 million.

The $58.1 million increase for the year ended December 31, 2017 compared to the prior year was due primarily to an increase in share-based compensation expense of $12.6 million driven primarily by the resignation of certain executives, an increase of $41.1 million of administrative expenses driven by legal fees, consulting fees and employee-related expenses, and an increase in Restructuring expenses of $6.0 million related to strategic organizational enhancements.

Interest, Other (Income) Expense and Change in Financial Assets (Consolidated)

	Year Ended
(in millions)	December 31, 2018	December 31, 2017	December 31, 2016
Change in financial assets	$(188.7)	$24.9	$2,608.2
Interest expense, net	$128.0	$168.1	$216.6
Other (income) expense, net	$6.1	$(10.1)	$22.7
Loss on extinguishment of debt	$0.5	$135.2	$1.1

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Change in Financial Assets

During the year ended December 31, 2018, Tysabri® met the 2018 global net sales threshold resulting in an increase to the asset and a gain of $170.1 million recognized in Change in financial assets on the Consolidated Statement of Operations. Due to higher projected global net sales of Tysabri® and the estimated probability of achieving the 2020 contingent milestone payment, the fair value of the 2020 Royalty Pharma contingent milestone payment increased $18.6 million during the year ended December 31, 2018.

During the year ended December 31, 2017, we announced the completed divestment of our Tysabri® financial asset to Royalty Pharma, resulting in a $17.1 million gain. As a result of a decrease in the estimated Tysabri® revenue due to a competitor’s pipeline product, Ocrevus®, the fair value of the Royalty Pharma contingent milestone payments decreased $42.0 million.

During the year ended December 31, 2016 Ocrevus® entered the market, leading us to evaluate strategic alternatives for the Tysabri® financial asset and reduce the fair value of the Tysabri® financial asset by $2.6 billion.

Interest Expense, Net

The $40.1 million decrease during the year ended December 31, 2018 compared to the prior year was the result of early debt repayments made during the year ended December 31, 2017.

The $48.5 million decrease during the year ended December 31, 2017 compared to the prior year was the result of early debt repayments made during the year ended December 31, 2017.

Other (Income) Expense, Net

The $16.2 million decrease during the year ended December 31, 2018 compared to the prior year was due primarily to the absence of $10.0 million in milestone income related to royalty rights, a $9.5 million loss on our fair value investment securities, and $4.5 million of unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies; partially offset by the absence of a $5.9 million loss on hedges related to the extinguishment of debt in the prior year, and a $2.7 million gain on our equity method investments.

The $32.8 million decrease during the year ended December 31, 2017 compared to the prior year was due primarily to the absence of a $22.3 million equity investment impairment, $8.2 million of favorable changes in revaluation of monetary assets and liabilities held in foreign currencies and a $3.2 million reduction in equity method losses.

Loss on Extinguishment of Debt

During the year ended December 31, 2017, we recorded a $135.2 million loss on extinguishment of debt, which consisted of tender premium on debt repayments, transaction costs, write-off of deferred financing fees, and bond discounts.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
54.9%	57.3%	17.2%

The effective tax rate for the year ended December 31, 2018 decreased in comparison to the prior year due primarily to the 2017 sale of API Israel and the one-time U.S. transition toll tax, offset by additional tax expense due to valuation allowances in Belgium and state tax recorded for the future distributions of foreign earnings recorded in 2018. The effective tax rate for the year ended December 31, 2017 was higher compared to the year ended

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

December 31, 2016 due to an increase in the valuation allowance position due to current year activity, tax law changes in the U.S. and increases in unrecognized tax benefits, offset by tax law changes in Belgium.

For the year ended December 31, 2017, statutory income tax rate changes in the U.S. and Belgium impacted the effective tax rate with a reduction to U.S. income tax expense of $2.4 million and increased Belgium income tax expense by $24.1 million. For the year ended December 31, 2016, statutory income tax rate changes, primarily in Europe, favorably impacted the effective tax rate by $27.9 million (refer to Item 8. Note 14).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including revolving bank credit and securities offerings. In determining our future capital requirements we regularly consider, among other factors, known trends and uncertainties, such as the NoA and other contingencies. In that connection, we note that no payment of the additional amounts assessed by Irish Revenue pursuant to the NoA is currently required, and no such payment is expected to be required, unless and until a final determination of the matter is reached that is adverse to us. Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, if favorable capital market opportunities become available, or if any change in conditions relating to the NoA or other contingencies has a material impact on our capital requirements.

Cash and Cash Equivalents

*    Working capital represents current assets less current liabilities, excluding cash and cash equivalents, and current indebtedness.

Cash, cash equivalents, cash flows from operations, and borrowings available under our credit facilities are expected to be sufficient to finance our liquidity and capital expenditures in both the short and long term. Although our lenders have made commitments to make funds available to us in a timely fashion under our revolving credit agreements and overdraft facilities, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to our existing credit facilities. Should our outlook on liquidity requirements change substantially from current projections, we may seek additional sources of liquidity in the future.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Operating Activities
Year Ended December 31, 2018 vs. December 31, 2017

The $105.9 million decrease in operating cash flow was due primarily to:

•
Decreased net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, loss on extinguishment of debt, and depreciation and amortization;

•
Changes in inventory due primarily to increased volumes and actions to improve customer service in our CHCA segment and increased volumes due to new product launches and changing market dynamics in our RX segment;

•
Changes in accounts payable due primarily to timing of payments, mix of payment terms, and the absence of transactions related to the exited Russian business and prior year distribution phase out initiatives;

•	Changes in accrued income taxes due primarily to U.S. Federal tax obligation payments made in the prior year, offset by expected tax refunds;

•	Changes in accrued liabilities due primarily to the change in royalty and profit sharing accruals; and

•
Changes in accounts receivable due primarily to the discontinuation of our Belgium accounts receivable factoring program, more than offset by timing of sales and receipt of payments in our CHCA and RX segments.

Year Ended December 31, 2017 vs. December 31, 2016

The $44.0 million increase in operating cash flow was due primarily to:

•
Increased net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, loss on extinguishment of debt, and depreciation and amortization;

•
Changes in accrued customer programs due primarily to new product launches, resulting in higher customer-related accruals, pricing dynamics in the RX segment, as well as timing of rebate and chargeback payments;

•	Changes in accounts payable due primarily to changes to the Omega accounts payable structure that occurred in 2016;

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

•
Changes in accrued liabilities due primarily to deferred revenue associated with BCH-Belgium distribution contracts and the absence of accruals related to the sale of our U.S. VMS business; partially offset by increased litigation accruals, and fair market value adjustments related to contingent consideration;

•	Changes in inventory due to the build up of inventory levels to support customer demands in 2017; offset by improved inventory management in 2016; and

•	Changes in accrued income taxes due primarily to Federal tax obligation payments made in the current year, offset by expected tax refunds.

Cash Generated by (Used in) Investing Activities
Year Ended December 31, 2018 vs. December 31, 2017

The $2.5 billion decrease in investing cash flow was due primarily to:

•	Absence of the prior year completed divestment of our Tysabri® financial asset to Royalty Pharma, for which we received $2.2 billion in cash;

•	Absence of prior year net proceeds from sale of business and other assets of $149.4 million;

•	Decreased proceeds from royalty rights of $73.6 million; and

•	Asset acquisitions of $35.6 million related primarily to Diclo 3%.

Cash used for capital expenditures totaled $102.6 million during the year ended December 31, 2018 compared to $88.6 million in the prior year. The increase in cash used for capital expenditures was due primarily to the increase in the number of manufacturing projects in the current year compared to the prior year. Capital expenditures for the next twelve months are anticipated to be between $145.0 million and $209.0 million related to manufacturing productivity, increased tablet and infant formula capacity and quality/regulatory projects. We expect to fund these estimated capital expenditures with funds from operating cash flows.

Year Ended December 31, 2017 vs. December 31, 2016

The $2.5 billion increase in investing cash flow was due primarily to:

•	Completed divestment of our Tysabri® financial asset to Royalty Pharma, for which we received $2.2 billion in cash;

•	Absence of the prior year acquisition of a portfolio of generic dosage forms and strengths of Retin-A®, a topical prescription acne treatment from Mattawan Pharmaceuticals, LLC for $416.4 million; and

•	Absence of the prior year acquisition of Generic Benzaclin™ product rights for $62.0 million; partially offset by

•	A decrease in proceeds from royalty rights of $266.4 million.

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

Cash Generated by (Used in) Financing Activities

Year Ended December 31, 2018 vs. December 31, 2017

The $2.4 billion increase in financing cash flow was due primarily to:

•	Decrease in payments on long-term debt and premium on early debt retirement of $2.1 billion and $116.1 million, respectively, due to debt extinguishment in 2017; and

•	Issuance of $431.0 million of long-term debt in the current year; partially offset by

•	An increase in share repurchases of $208.5 million.

Year Ended December 31, 2017 vs. December 31, 2016

The $2.7 billion decrease in financing cash flow was due primarily to:

•	Increase in payments on long-term debt and premium on early debt retirement of $2.1 billion and $115.5 million, respectively, due to debt extinguishment in 2017;

•	Absence of issuance of long-term debt of $1.2 billion in 2016; and

•	Share repurchases of $191.5 million in 2017; partially offset by

•	A decrease in borrowings (repayments) of revolving credit agreements and other financing, net of $809.3 million.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Dividends paid (in millions)	$104.9	$91.1	$83.2
Dividends paid per share	$0.76	$0.64	$0.58

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Borrowings and Capital Resources
Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in "Other Financing" in Item 8, Note 10. There were no borrowings outstanding under these facilities at December 31, 2018. The balance outstanding under the overdraft facilities was $6.9 million at December 31, 2017.

Accounts Receivable Factoring

We have accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. The total amount factored on a non-recourse basis and excluded from accounts receivable was $24.3 million and $27.5 million at December 31, 2018 and December 31, 2017, respectively.

Revolving Credit Agreements

On March 8, 2018, we terminated the revolving credit agreement entered into in December 2014 (the "2014 Revolver") and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of December 31, 2018 or under the 2014 Revolver as of December 31, 2017.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Term Loans, Notes and Bonds

Total Term Loans, Notes and Bonds outstanding are summarized as follows (in millions):

			December 31, 2018	December 31, 2017
Term loans
*	2018 Term loan due March 8, 2020		$351.3	$—
*	2014 Term loan due December 5, 2019		—	420.0
	Total term loans		351.3	420.0
Notes and bonds
	Coupon	Due
*	5.000%	May 23, 2019	137.6	144.0
	3.500%	March 15, 2021	280.4	280.4
	3.500%	December 15, 2021	309.6	309.6
*	5.105%	July 19, 2023	154.9	162.0
	4.000%	November 15, 2023	215.6	215.6
	3.900%	December 15, 2024	700.0	700.0
	4.375%	March 15, 2026	700.0	700.0
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		$2,892.5	$2,906.0

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Debt Repayments

During the year ended December 31, 2018, we made $51.5 million in scheduled principal payments.
During the year ended December 31, 2017, we reduced our outstanding debt by $2.6 billion through a variety of early redemption and tender offer transactions.

We are in compliance with all covenants under our debt agreements as of December 31, 2018.

Credit Ratings

Our credit ratings on December 31, 2018 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Rating Services, respectively.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources. We acquire and collaborate on potential products still in development and enter into R&D arrangements with third parties that often require milestone payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of the product. Because of the contingent nature of these payments, they are not included in our table of contractual obligations below.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Contractual Obligations

Our enforceable and legally binding obligations as of December 31, 2018 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions):

	Payment Due
	2019	2020-2021	2022-2023	After 2023	Total
Short and long-term debt (1)	$313.5	$1,113.9	$557.3	$2,297.1	$4,281.8
Capital lease obligations	1.1	1.5	0.7	—	3.3
Purchase obligations (2)	754.0	4.2	0.1	—	758.3
Operating leases (3)	39.3	56.9	26.6	33.0	155.8
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (4)	—	—	—	110.4	110.4
Other (5)	74.3	9.0	4.3	—	87.6
Total	$1,182.2	$1,185.5	$589.0	$2,440.5	$5,397.2

(1)	Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at December 31, 2018.

(2)	Consists of commitments for both materials and services.

(3)	Used in normal course of business, principally for warehouse facilities and computer equipment.

(4)
Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, we have funded $31.5 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(5)
Primarily includes consulting fees, legal settlements, contingent consideration obligations, restructuring accruals, insurance obligations, and electrical and gas purchase contracts, which were accrued in Other current liabilities and Other non-current liabilities at December 31, 2018 for all years.

We fund our U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions, which we expect to be approximately $22.8 million over the next 12 months. Future contributions are dependent upon various factors, including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. We generally expect to fund all future contributions with cash flows from operating activities.

As of December 31, 2018, we had approximately $463.9 million of liabilities for uncertain tax positions, including interest and penalties. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $281.1 million as of December 31, 2018. This amount is not included in the Contractual Obligations table above because we believe this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

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

Revenue Recognition

Net product sales include estimates of variable consideration for which accruals and allowances are established. Variable consideration for product sales consists primarily of chargebacks, rebates, other incentive programs, and related administrative fees recorded on the Consolidated Balance Sheets as Accrued customer programs, and sales returns and shelf stock allowances recorded on the Consolidated Balance Sheets as a reduction to Accounts receivable. Where appropriate, these estimates take into consideration a range of possible outcomes in which relevant factors, such as historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, are either probability-weighted to derive an estimate of expected value or the estimate reflects the single most likely outcome. Overall, these reserves reflect the best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known.

The aggregate gross-to-net adjustments related to RX products can exceed 50% of the segment's gross sales. In contrast, the aggregate gross-to-net adjustments related to CHCA and CHCI typically do not exceed 10% of the segment's gross sales. The following table summarizes the activity in Accrued customer programs and allowance accounts on the Consolidated Balance Sheets (in millions):

	RX				All Other Segments *
	Chargebacks	Medicaid Rebates	Sales Returns and Shelf Stock Allowances	Admin. Fees and Other Rebates	Rebates and Other Allowances	Total
Balance at December 31, 2016	$217.0	$24.6	$77.1	$34.6	$131.0	$484.3
Foreign currency translation adjustments	—	—	—	—	0.1	0.1
Provisions / Adjustments	1,564.3	45.1	43.7	113.8	281.2	2,048.1
Credits / Payments	(1,551.4)	(32.9)	(44.6)	(105.2)	(286.1)	(2,020.2)
Balance at December 31, 2017	$229.9	$36.8	$76.2	$43.2	$126.2	$512.3
Foreign currency translation adjustments	—	—	—	—	(3.5)	(3.5)
Provisions / Adjustments	1,754.4	58.3	17.0	99.6	270.3	2,199.6
Credits / Payments	(1,718.3)	(58.7)	(22.2)	(98.3)	(276.1)	(2,173.6)
Balance at December 31, 2018	$266.0	$36.4	$71.0	$44.5	$116.9	$534.8

*	Primarily and .

Perrigo Company plc - Item 7
Critical Accounting Estimates

Chargebacks

We market and sell U.S. Rx pharmaceutical products directly to wholesalers, distributors, warehousing pharmacy chains, and other direct purchasing groups. We also market products indirectly to independent pharmacies, non-warehousing chains, managed care organizations, and group purchasing organizations, (collectively referred to as "indirect customers"). In addition, we enter into agreements with some indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide chargeback credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler's invoice price. The accrual for chargebacks includes an estimate for outstanding claims that occurred but for which the related claim has not yet been paid, and an estimate for future claims that will be made when the wholesaler inventory is sold to the indirect customer. This estimate is based on historical chargeback experience, which includes sell-through levels by wholesalers to retailers, and confirmed wholesaler inventory levels. We regularly assess current pricing dynamics and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

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

Perrigo Company plc - Item 7
Critical Accounting Estimates

RX Administrative Fees and Other Rebates

Rebates or administrative fees are offered to certain wholesale customers, group purchasing organizations, and end-user customers. Settlement of rebates and fees generally may occur from one to 15 months from the date of sale. We provide a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Estimates used to establish the provision include level of wholesaler inventories, contract sales volumes, and average contract pricing.

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

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments (refer to Item 8. Note 14).

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters. We also separately record any insurance recoveries that are probable to occur (refer to Item 8. Note 16).

Change in Financial Assets

We valued our contingent milestone payments from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of

Perrigo Company plc - Item 7
Critical Accounting Estimates

return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

	Year Ended
	December 31, 2018	December 31, 2017
Volatility	30.0%	30.0%
Rate of return	8.05%	8.07%

In order for us to receive the 2020 milestone payment, Royalty Pharma contingent payments for Tysabri® sales in 2020 must exceed $351.0 million. If Royalty Pharma contingent payments for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $73.2 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $326.8 million in Change in financial assets on the Consolidated Statements of Operations (refer to Item 8. Note 7).

Goodwill

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets received. We have six reporting units subject to impairment testing annually, on the first day of the fourth quarter, or more frequently if events suggest an impairment may exist. We had triggering events during the third quarter of the year ended December 31, 2018 and therefore performed an interim impairment test in the third quarter of 2018, followed by our annual test performed as of September 30, 2018, the first day of our fourth quarter. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows that include assumptions about future performance. The discount rates used in testing each of our reporting units’ goodwill for impairment during our interim and annual testing were based on the weighted average cost of capital determined for each of our reporting units and ranged from 8.5% to 13.8%. Perpetual growth rates for each reporting unit ranged from 2.0% to 3.0%. Changes in these estimates may result in the recognition of an impairment loss. We recorded goodwill impairment losses of $136.7 million related to animal health and $1.1 billion related to BCH and Specialty Sciences during the years ended December 31, 2018 and December 31, 2016, respectively, which was recorded in Impairment charges on the Consolidated Statements of Operations. No goodwill impairments were recorded during the year ended December 31, 2017.

During our annual goodwill testing as of September 30, 2018, we determined the fair value of the BCH reporting unit included in the CHCI segment was less than 10.0% higher than its net book value. We performed additional quantitative analysis during the three months ended December 31, 2018 and concluded that the fair value of the BCH reporting unit remained less than 10% higher than its net book value as of December 31, 2018. As a result of the relatively narrow margin between fair value and net book value during the three months ended December 31, 2018, this reporting unit is inherently at a higher risk for future impairments if it experiences deterioration in business performance or market multiples or increases in discount rates.

The discounted cash flow forecasts used for the BCH reporting unit include assumptions about future activity levels in the near term and longer-term. If growth in this reporting unit is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in the reporting unit may be impaired in future impairment tests. We continue to monitor the progress and assess the reporting unit for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

Management performed sensitivity analyses on the discounted cash flow valuations that were prepared to estimate the enterprise values of each reporting unit. Discount rates were increased and decreased by increments of 50 basis points, up to cumulative increases and decreases of 250 basis points. Perpetual revenue growth rates were increased and decreased by increments of 25 or 50 basis points, up to cumulative increases and decreases of 100 basis points.

Perrigo Company plc - Item 7
Critical Accounting Estimates

A 100 basis point increase in the discount rate, or different combinations of changes in discount rate and the perpetual revenue growth rate, would indicate potential impairment for this reporting unit. Based on the sensitivity of the discount rate assumption on the BCH reporting unit analysis, an increase in the discount rate over the next twelve months could negatively impact the estimated fair value of this reporting unit and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting unit, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in BCH performance over the next twelve months, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis.

See Item 8. Note 4 and Note 7 for further information.

Recently Issued Accounting Standards Pronouncements

See Item 8. Note 1 for information regarding recently issued accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We are a global company with operations primarily throughout North America, Europe, Australia, Mexico, and Israel. We transact business in each location's local currency and in foreign currencies, thereby creating exposures to changes in exchange rates. Our largest exposure is the movement of the U.S. dollar relative to the euro. In addition, our U.S. operations continue to expand their export business, primarily in Canada, China, and Europe, and are subject to fluctuations in the respective exchange rates relative to the U.S. dollar. A large portion of the sales of our Israeli operations is in foreign currencies, primarily U.S. dollars and euros, while these operations largely incur costs in their local currency. Further, a portion of Biogen's global sales of Tysabri® are denominated in local currencies, creating exposures to changes in exchange rates relative to the U.S. dollar and thereby impacting the amount of U.S. dollar royalties necessary to achieve our contingent payment threshold in 2020.

Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate the translation effect of a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would have increased operating income of our non-U.S. operating units by approximately $33.5 million for the year ended December 31, 2018. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of December 31, 2018, cumulative net currency translation adjustments increased shareholders’ equity by $104.5 million.

We monitor and strive to manage risk related to foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign exchange derivatives or netted with offsetting exposures at other entities. We cannot predict future changes in foreign currency movements and fluctuations that could materially impact earnings.

Perrigo Company plc - Item 7A

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of interest income earned on our investment of cash on hand and interest expense on borrowings.

We have in the past, and may in the future, enter into certain derivative financial instruments related to the management of interest rate risk, when available on a cost-effective basis. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged. We do not use derivative financial instruments for speculative purposes.

    See Item 8. Note 9 and Note 1 for further information regarding our derivative instruments and hedging activities.

Perrigo Company plc - Item 8

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Perrigo Company plc - Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perrigo Company plc (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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

Grand Rapids, Michigan
February 27, 2019

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$4,731.7	$4,946.2	$5,280.6
Cost of sales	2,900.2	2,966.7	3,228.8
Gross profit	1,831.5	1,979.5	2,051.8

Operating expenses
Distribution	94.2	87.0	88.3
Research and development	218.6	167.7	184.0
Selling	595.7	598.4	665.0
Administration	435.9	461.1	452.2
Impairment charges	224.4	47.5	2,631.0
Restructuring	21.0	61.0	31.0
Other operating expense (income)	5.2	(41.4)	—
Total operating expenses	1,595.0	1,381.3	4,051.5

Operating income (loss)	236.5	598.2	(1,999.7)

Change in financial assets	(188.7)	24.9	2,608.2
Interest expense, net	128.0	168.1	216.6
Other (income) expense, net	6.1	(10.1)	22.7
Loss on extinguishment of debt	0.5	135.2	1.1
Income (loss) before income taxes	290.6	280.1	(4,848.3)
Income tax expense (benefit)	159.6	160.5	(835.5)
Net income (loss)	$131.0	$119.6	$(4,012.8)

Earnings (loss) per share
Basic	$0.95	$0.84	$(28.01)
Diluted	$0.95	$0.84	$(28.01)

Weighted-average shares outstanding
Basic	137.8	142.3	143.3
Diluted	138.3	142.6	143.3

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Net income (loss)	$131.0	$119.6	$(4,012.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	(156.1)	328.5	(63.3)
Change in fair value of derivative financial instruments	(5.7)	9.7	(5.3)
Change in fair value of investment securities	—	(14.1)	8.7
Change in post-retirement and pension liability	(5.7)	10.8	(6.6)
Other comprehensive income (loss), net of tax	(167.5)	334.9	(66.5)
Comprehensive income (loss)	$(36.5)	$454.5	$(4,079.3)

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$551.1	$678.7
Accounts receivable, net of allowance for doubtful accounts of $6.4 and $6.2, respectively	1,073.1	1,130.8
Inventories	878.0	806.9
Prepaid expenses and other current assets	400.0	203.2
Total current assets	2,902.2	2,819.6
Property, plant and equipment, net	829.1	833.1
Goodwill and indefinite-lived intangible assets	4,029.1	4,265.7
Definite-lived intangible assets, net	2,858.9	3,290.5
Deferred income taxes	1.2	10.4
Other non-current assets	362.9	409.5
Total non-current assets	8,081.2	8,809.2
Total assets	$10,983.4	$11,628.8
Liabilities and Shareholders’ Equity
Accounts payable	$474.9	$450.2
Payroll and related taxes	132.1	148.8
Accrued customer programs	442.4	419.7
Accrued liabilities	201.3	230.8
Accrued income taxes	96.5	116.1
Current indebtedness	190.2	70.4
Total current liabilities	1,537.4	1,436.0
Long-term debt, less current portion	3,052.2	3,270.8
Deferred income taxes	282.3	321.9
Other non-current liabilities	443.4	429.5
Total non-current liabilities	3,777.9	4,022.2
Total liabilities	5,315.3	5,458.2
Commitments and contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,421.7	7,892.9
Accumulated other comprehensive income	84.6	253.1
Retained earnings (accumulated deficit)	(1,838.3)	(1,975.5)
Total controlling interests	5,668.0	6,170.5
Noncontrolling interest	0.1	0.1
Total shareholders’ equity	5,668.1	6,170.6
Total liabilities and shareholders' equity	$10,983.4	$11,628.8

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	135.9	140.8

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash Flows From (For) Operating Activities
Net income	$131.0	$119.6	$(4,012.8)
Adjustments to derive cash flows:
Depreciation and amortization	423.6	444.8	457.0
Share-based compensation	37.7	43.8	23.0
Impairment charges	224.4	47.5	2,631.0
Change in financial assets	(188.7)	24.9	2,608.2
Loss on extinguishment of debt	0.5	135.2	1.1
Restructuring charges	21.0	61.0	31.0
Deferred income taxes	(17.9)	(48.9)	(990.9)
Amortization of debt premium	(8.1)	(22.4)	(24.7)
Other non-cash adjustments, net	(11.1)	(2.7)	33.5
Subtotal	612.4	802.8	756.4
Increase (decrease) in cash due to:
Accounts receivable	21.0	3.2	(0.6)
Inventories	(98.6)	(16.0)	100.7
Accounts payable	28.8	(39.6)	(75.7)
Payroll and related taxes	(34.5)	(27.4)	(41.1)
Accrued customer programs	25.5	34.6	(13.9)
Accrued liabilities	(20.9)	(47.8)	(79.5)
Accrued income taxes	68.1	(6.1)	20.9
Other, net	(8.8)	(4.8)	(12.3)
Subtotal	(19.4)	(103.9)	(101.5)
Net cash from (for) operating activities	593.0	698.9	654.9
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	13.7	87.3	353.7
Acquisitions of businesses, net of cash acquired	—	(0.4)	(427.4)
Asset acquisitions	(35.6)	—	(65.1)
Purchase of investment securities	(7.5)	—	—
Proceeds from sale of securities	—	—	4.5
Additions to property, plant and equipment	(102.6)	(88.6)	(106.2)
Net proceeds from sale of business and other assets	5.2	154.6	69.1
Proceeds from sale of the Tysabri® financial asset	—	2,200.0	—
Other investing, net	—	(14.8)	(3.6)
Net cash from (for) investing activities	(126.8)	2,338.1	(175.0)
Cash Flows From (For) Financing Activities
Borrowings (repayments) of revolving credit agreements and other financing, net	(4.4)	6.8	(802.5)
Issuances of long-term debt	431.0	—	1,190.3
Payments on long-term debt	(482.5)	(2,611.0)	(559.2)
Premium on early debt retirement	—	(116.1)	(0.6)
Deferred financing fees	(2.4)	(4.8)	(2.8)
Issuance of ordinary shares	1.3	0.7	8.3
Equity issuance costs	—	—	(10.3)
Repurchase of ordinary shares	(400.0)	(191.5)	—
Cash dividends	(104.9)	(91.1)	(83.2)
Other financing, net	(10.0)	2.3	(8.7)
Net cash from (for) financing activities	(571.9)	(3,004.7)	(268.7)
Effect of exchange rate changes on cash and cash equivalents	(21.9)	24.1	(6.7)
Net increase (decrease) in cash and cash equivalents	(127.6)	56.4	204.5
Cash and cash equivalents, beginning of period	678.7	622.3	417.8
Cash and cash equivalents, end of period	$551.1	$678.7	$622.3

Perrigo Company plc - Item 8

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$133.8	$187.6	$205.1
Interest received	$5.0	$9.3	$1.2
Income taxes paid	$144.2	$186.9	$139.5
Income taxes refunded	$5.1	$3.6	$9.3
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2015	143.1	$8,142.6	$(15.3)	$1,980.1	$10,107.4

Net loss	—	—	—	(4,012.8)	(4,012.8)
Other comprehensive loss	—	—	(66.5)	—	(66.5)
Issuance of ordinary shares under:
Stock options	0.2	8.3	—	—	8.3
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	5.0	—	—	5.0
Compensation for restricted stock	—	18.0	—	—	18.0
Cash dividends, $0.58 per share	—	(20.8)	—	(62.4)	(83.2)
Tax effect from stock transactions	—	(1.5)	—	—	(1.5)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(6.3)	—	—	(6.3)
Equity issuance costs	—	(10.3)	—	—	(10.3)
Balance at December 31, 2016	143.4	8,135.0	(81.8)	(2,095.1)	5,958.1

Net income	—	—	—	119.6	119.6
Other comprehensive income	—	—	334.9	—	334.9
Issuance of ordinary shares under:
Stock options	0.1	0.7	—	—	0.7
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	8.9	—	—	8.9
Compensation for restricted stock	—	34.9	—	—	34.9
Cash dividends, $0.64 per share	—	(91.1)	—	—	(91.1)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(4.0)	—	—	(4.0)
Repurchases of ordinary shares	(2.7)	(191.5)	—	—	(191.5)
Balance at December 31, 2017	140.8	7,892.9	253.1	(1,975.5)	6,170.5

Adoption of new accounting standards	—	—	(1.0)	6.2	5.2
Net income	—	—	—	131.0	131.0
Other comprehensive income	—	—	(167.5)	—	(167.5)
Issuance of ordinary shares under:
Stock options	0.1	1.3	—	—	1.3
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	8.1	—	—	8.1
Compensation for restricted stock	—	29.6	—	—	29.6
Cash dividends, $0.76 per share	—	(104.9)	—	—	(104.9)
Repurchases of ordinary shares	(5.1)	(400.0)	—	—	(400.0)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.3)	—	—	(5.3)
Balance at December 31, 2018	135.9	$7,421.7	$84.6	$(1,838.3)	$5,668.0

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

We are a leading global healthcare company that has been delivering value to our customers and consumers by providing Quality Affordable Healthcare Products®. Founded in 1887 as a packager of home remedies, we have built a unique business model that is best described as the convergence of a fast-moving consumer goods company, a high-quality pharmaceutical manufacturing organization and a world-class supply chain network. We are one of the world's largest manufacturers of over-the-counter (“OTC”) healthcare products and suppliers of infant formulas for the store brand market. We are also a leading provider of branded consumer health and wellness products throughout Europe and a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, gels, and nasal sprays ("extended topicals"). We are headquartered in Ireland and sell our products primarily in the U.S. and Europe, as well as in other markets, including Israel, Mexico, Australia, and Canada.

Basis of Presentation

Our fiscal year begins on January 1 and ends on December 31 of each year. We end our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Segment Reporting

Our operating and reportable segments are as follows:

•	Consumer Healthcare Americas ("CHCA"), comprises our U.S., Mexico and Canada consumer healthcare business (OTC, contract manufacturing, infant formula and animal health categories).

•
Consumer Healthcare International ("CHCI"), comprises our branded consumer healthcare business primarily in Europe and our consumer focused businesses in the United Kingdom ("U.K."), Australia, and Israel. This segment also includes our U.K. liquid licensed products business.

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

Perrigo Company plc - Item 8
Note 1

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

Non-U.S. Operations

We translate our non-U.S. dollar-denominated operations’ assets and liabilities into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of Accumulated other comprehensive income (loss) ("AOCI"). Gains or losses from foreign currency transactions are included in Other (income) expense, net.

Revenue

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

Net product sales include estimates of variable consideration for which accruals and allowances are established. Variable consideration for product sales consists primarily of chargebacks, rebates, and administrative fees and other incentive programs recorded on the Consolidated Balance Sheets as Accrued customer programs, and sales returns and shelf stock allowances recorded on the Consolidated Balance Sheets as a reduction to Accounts receivable. Where appropriate, these estimates take into consideration a range of possible outcomes in which relevant factors, such as historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, are either probability weighted to derive an estimate of expected value or the estimate reflects the single most likely outcome. Overall, these reserves reflect the best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known. Accrued customer programs and allowances were $534.8 million and $512.3 million at December 31, 2018 and December 31, 2017, respectively.

Perrigo Company plc - Item 8
Note 1

Other Revenue Policies

We receive payments from our customers based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. In most cases, the timing of the unconditional right to payment aligns with shipment or delivery of the product and the recognition of revenue; however, for those customers where revenue is recognized at a time prior to shipment or delivery due to over time revenue recognition, a contract asset is recorded and is reclassified to accounts receivable when it becomes unconditional under the contract upon shipment or delivery to the customer.

Our performance obligations are generally expected to be fulfilled in less than one year. Therefore, we do not provide quantitative information about remaining performance obligations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out method. Costs include material and conversion costs. Inventory related to R&D is expensed when it is determined the materials have no alternative future use.

We maintain reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, products on quality hold, current and future customer demand and market conditions. Changes in these conditions may result in additional reserves (refer to Note 6).
Investments

Fair Value Method Investments

Equity investments in which we own less than a 20% interest and cannot exert significant influence are recorded at fair value with unrealized gains and losses included in net income. For equity investments without readily determinable fair values, we may use the Net Asset Value ("NAV") per share as a practical expedient to measure the fair value, if eligible. If the NAV practical expedient cannot be applied, we may elect to use a measurement alternative until the investment’s fair value becomes readily determinable. Under the alternative method, the equity investments are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in an orderly transaction for an identical or similar investment of the same issuer.

Equity Method Investments

The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally, this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we record the investments at carrying value and adjust for a proportionate share of the

Perrigo Company plc - Item 8
Note 1

profits and losses of these entities each period. We evaluate our equity method investments for recoverability. If we determine that a loss in the value of an investment is other than temporary, the investment is written down to its estimated fair value. Evaluations of recoverability are based primarily on projected cash flows.

For more information on our investments, refer to Note 8.

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

We are exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is our policy to manage our credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of "A-/A3" or better and by distributing the contracts among several financial institutions to diversify credit concentration risk. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. The maximum term of our forward currency exchange contracts is 18 months.

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

Non-designated derivatives are those that do not meet hedge accounting criteria. These derivative instruments are adjusted to current market value at the end of each period through earnings. Gains or losses on these instruments are offset substantially by the remeasurement adjustment on the hedged item.

Perrigo Company plc - Item 8
Note 1

In addition, we have interest rate swap agreements that are contracts to exchange floating rate for fixed rate payments (or vice versa) over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

For more information on our derivatives, refer to Note 9.

Property, Plant and Equipment, net

Property, plant and equipment, net is recorded at cost and is depreciated using the straight-line method. Useful lives for financial reporting range from 3 to 20 years for machinery and equipment and 10 to 45 years for buildings. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense includes amortization of assets recorded under capital leases and totaled $90.0 million, $95.2 million, and $100.2 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

We held the following property, plant and equipment, net (in millions):

	December 31, 2018	December 31, 2017
Land	$49.0	$45.5
Buildings	552.3	514.3
Machinery and equipment	1,079.3	1,078.6
Gross property, plant and equipment	1,680.6	1,638.4
Less accumulated depreciation	(851.5)	(805.3)
Property, plant and equipment, net	$829.1	$833.1

Goodwill and Intangible Assets

Goodwill

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets acquired. Goodwill is tested for impairment annually on the first day of our fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists.

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected discounted future cash flows. We have six reporting units that are evaluated for impairment. Changes in these estimates may result in the recognition of an impairment loss. Our annual impairment tests were performed as of September 30, 2018 and October 1, 2017 for the years ended December 31, 2018 and December 31, 2017, respectively.

Intangible Assets

We have intangible assets that we have acquired through various business acquisitions and include trademarks, trade names and brands, in-process research and development ("IPR&D"), developed product technology/formulation and product rights, distribution and license agreements, customer relationships and distribution networks, and non-compete agreements. The assets are typically initially valued using the relief from royalty method.

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

Perrigo Company plc - Item 8
Note 1

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

IPR&D assets are recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated R&D efforts. If the associated R&D is completed, the IPR&D asset becomes a definite-lived intangible asset and is amortized over the asset's assigned useful life. If it is abandoned, an impairment loss is recorded.

Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statement of Operations. See Note 4 for further information on our goodwill and intangible assets.

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

Perrigo Company plc - Item 8
Note 1

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

Research and Development

All R&D costs, including payments related to products under development and research consulting agreements, are expensed as incurred. We may continue to make non-refundable payments to third parties for new technologies and for R&D work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. R&D expense was $218.6 million, $167.7 million, and $184.0 million, for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. During the year ended December 31, 2018, we paid an up-front license fee of $50.0 million allowing us to develop and commercialize an OTC version of Nasonex-branded products (refer to Note 3).

We actively collaborate with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. We may choose to enter into these types of agreements to, among other things, leverage our or others’ scientific research and development expertise or utilize our extensive marketing and distribution resources. Our policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") approval directly related to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. If we acquire product rights that are in the development phase and as to which we have no assurance that the third party will successfully complete its development milestones, we expense the amount paid (refer to Note 17).

Advertising Costs

Advertising costs relate primarily to print advertising, direct mail, on-line advertising and social media communications and are expensed as incurred. For the year ended December 31, 2018, 92% of advertising expense was attributable to our CHCI segment. Advertising costs were as follows (in millions):

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$159.2	$145.3	$155.9

Earnings per Share ("EPS")

Basic EPS is calculated using the weighted-average number of ordinary shares outstanding during each period. It excludes both the dilutive effects of additional common shares that would have been outstanding if the shares issued under stock incentive plans had been exercised and the dilutive effect of restricted share units, to the extent those shares and units have not vested. Diluted EPS is calculated including the effects of shares and potential shares issued under stock incentive plans, following the treasury stock method.

Perrigo Company plc - Item 8
Note 1

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

The liability recognized in the balance sheet in respect of defined benefit pension plans is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The defined benefit obligation is calculated periodically by independent actuaries using the projected unit credit method. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of either high quality corporate bonds or long term government bonds depending on the depth and liquidity of the high quality corporate bond market in the different geographies where we have pension liabilities. The bonds are denominated in the currency in which the benefits will be paid and have terms to maturity approximating the terms of the related pension liability.

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

Recent Accounting Standard Pronouncements

Below are recent Accounting Standard Updates ("ASU") that we have adopted or are still assessing to determine the effect on our Consolidated Financial Statements. We do not believe that any other recently issued accounting standards could have a material effect on our Consolidated Financial Statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Recently Issued Accounting Standards Not Yet Adopted
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02 Leases (Topic 842)

ASU 2018-01 Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842

ASU 2018-10 Leases (Topic 842): Codification Improvements to Topic 842, Leases

ASU 2018-11 Leases (Topic 842): Targeted Improvements

ASU 2018-20 Leases (Topic 842): Narrow-Scope Improvements for Lessors

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
January 1, 2019
We plan to adopt the standard using the modified retrospective approach on the effective date. Upon adoption, we intend to apply the transition package of practical expedients allowed by the standard and to transition to the standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We expect our financial statement disclosures to be expanded to present additional qualitative and quantitative details of our leasing arrangements.

We have substantially completed: (1) our identification of the global lease population, (2) the data migration to a lease integration tool that will support the accounting and disclosure requirements under the standard, (3) the testing and review phase of the tool, and (4) designing processes and internal controls over the post-implementation leasing activities.

Based on our current lease portfolio, in the period of adoption we anticipate recognizing a lease liability and related right-of-use asset of $150.0 million to $170.0 million on our Consolidated Balance Sheets. We anticipate an immaterial impact on our Consolidated Statement of Operations and no impact on our Consolidated Statement of Cash Flows.

Perrigo Company plc - Item 8
Note 1

Recently Issued Accounting Standards Not Yet Adopted (continued)
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This guidance permits tax effects stranded in accumulated other comprehensive income as a result of the U.S. Tax Cuts and Jobs Act to be reclassified to retained earnings. This reclassification is optional and will require additional disclosure regarding whether or not reclassification is elected. This guidance is required to be adopted retrospectively.
January 1, 2019
We plan to adopt the standard on the effective date. Upon adoption, we anticipate not to elect to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) ("AOCI") to Retained earnings (accumulated deficit).

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
January 1, 2019
We plan to adopt the standard on the effective date. Upon adoption, we expect to: (1) record the entire change in fair value of the hedging instrument in the same line item impacted by the hedged item, (2) elect to transition from a fair value recognition model of excluded components to a straight-line amortization model, (3) recognize the excluded component amortization in the same line item as the hedged item which previously recorded in Interest expense, net, and (4) include tabular disclosures related to the effect on the Consolidated Statement of Operations of our cash flow hedges.

Upon adoption, the adjustment to recognize a cumulative-effect adjustment to the opening balance of Retained earnings (accumulated deficit) related to the transition from fair value recognition of excluded components to straight-line amortization of the initial value is anticipated to be immaterial to the Consolidated Financial Statements.

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
January 1, 2020
We plan to adopt the standard prospectively on the effective date. Upon adoption, no impact is currently expected, however, future hosting arrangements treated as service contracts will need to be evaluated for capitalizable costs during implementation. The Consolidated Financial Statement impact will align with the presentation of the underlying hosting contracts, which will be included within Operating expenses.

ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	This guidance amends ASC 820 to add, remove, and modify certain disclosure requirements for fair value measurements.	January 1, 2020
We plan to adopt the standard on the effective date. Upon adoption, we will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurement. We will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy.

ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill
The objective of this update is to reduce the cost and complexity of subsequent goodwill accounting and simplify the impairment test by removing the Step 2 requirement to perform a hypothetical purchase price allocation when the carrying value of a reporting unit exceeds its fair value. If a reporting unit’s carrying value exceeds its fair value, an entity would record an impairment charge based on that difference, limited to the amount of goodwill attributed to that reporting unit. This will not change the guidance on completing Step 1 of the goodwill impairment test and would be applied prospectively. Early adoption is permitted.
January 1, 2020
We plan to adopt the standard prospectively on the effective date. Upon adoption, we will no longer be required to calculate the implied fair value of goodwill to measure a goodwill impairment. Rather, a Step 1 failure will result in an immediate impairment charge based on the carrying value of the reporting unit.

Perrigo Company plc - Item 8
Note 1

Recently Issued Accounting Standards Note Yet Adopted (Continued)
Standard	Description	Effective Date	Effects on the Financial Statements or Other Significant Matters
ASU) 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ASU 2018-19 Codification Improvements for Topic 326: Measurement of Credit Losses on Financial Instruments

This guidance changes the impairment model for most financial assets and certain other instruments, replacing the current "incurred loss" approach with an "expected loss" credit impairment model, which will apply to most financial assets measured at amortized cost, and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and off-balance sheet credit exposures such as letters of credit.
		January 1, 2020	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.
ASU 2018-14: Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans	This guidance amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post-retirement plans.	December 31, 2020	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.
ASU 2018-18 Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606
This guidance amends ASC 808 to clarify that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. The proposed guidance would be applied retrospectively to the date of initial adoption of Topic 606.
		January 1, 2021	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.

NOTE 2 - REVENUE RECOGNITION

We adopted ASU 2014-09 Revenue from Contracts with Customers and its related amendments (collectively, "ASC 606") on January 1, 2018 using the modified retrospective method for all contracts not completed as of the adoption date. The reported results for 2018 reflect the application of ASC 606 while the results for 2017 and 2016 were prepared under the guidance of Revenue Recognition ("ASC 605"). The adoption of ASC 606 represents a change in accounting principle that closely aligns revenue recognition with the transfer of control of our products and provides enhanced disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products (refer to Note 1 for revenue recognition policies).

We generated third-party revenue in the following geographic locations(1) during each of the periods presented below (in millions):

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
U.S.	$3,098.3	$3,272.3	$3,353.0
Europe(2)	1,347.6	1,343.6	1,582.1
All other countries(3)	285.8	330.3	345.5
	$4,731.7	$4,946.2	$5,280.6

(1)    The net sales by geography is derived from the location of the entity that sells to a third party.

(2)	Includes Ireland net sales of $25.7 million, $30.4 million, and $89.1 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
(3) Includes revenue generated primarily in Israel, Mexico, Australia, and Canada.

Perrigo Company plc - Item 8
Note 2

The following is a summary of our revenue by category (in millions):

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
CHCA(1)
Cough/Cold/Allergy/Sinus	$492.1	$483.7	$454.6
Infant Nutritionals	423.2	413.9	427.0
Gastrointestinal	400.8	340.0	335.4
Analgesics	380.6	349.8	343.5
Smoking Cessation	296.4	297.2	308.5
Animal Health	93.9	141.3	143.7
Vitamins, Minerals and Dietary Supplements	16.5	45.4	160.4
Other CHCA(2)	308.1	358.6	334.0
Total CHCA	2,411.6	2,429.9	2,507.1
CHCI
Cough/Cold/Allergy/Sinus	384.6	372.0	348.2
Lifestyle	319.5	315.7	300.2
Personal Care and Derma-Therapeutics	273.3	269.0	269.1
Natural Health and Vitamins, Minerals and Dietary Supplements	124.4	119.5	124.5
Anti-Parasites	105.5	104.5	111.0
Other CHCI(3)	288.6	310.3	499.2
Total CHCI	1,495.9	1,491.0	1,652.2
Total RX	824.2	969.7	1,042.8
Active pharmaceutical ingredients	—	55.6	78.5
Total net sales	$4,731.7	$4,946.2	$5,280.6

(1)    Includes net sales from our OTC contract manufacturing business.

(2)
Consists primarily of feminine hygiene, diabetes care, dermatological care, branded OTC, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment.

(3)
Consists primarily of liquids licensed products, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the CHCI segment.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CHCA and CHCI segments. Contract manufacturing revenue was $300.5 million for the year ended December 31, 2018.

We also recognized a portion of the store brand OTC product revenue in the CHCA segment on an over time basis; however, the timing between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	January 1, 2018	December 31, 2018
Short-term contract assets	Prepaid expenses and other current assets	$20.5	$25.5

Perrigo Company plc - Item 8
Note 2

Impact on consolidated financial statements

Net sales and Cost of sales were higher in the year ended December 31, 2018 as a result of adopting ASC 606 due to net sales from contract manufacturing and certain OTC product sales being recognized on an over time basis as the performance obligation was satisfied, compared to the previous revenue recognition under ASC 605, which would have occurred when the product was shipped or delivered. This has resulted in the recognition of a contract asset.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended
	December 31, 2018
	As reported	Adjustments	Before adoption of ASC 606
Net sales	$4,731.7	$(5.1)	$4,726.6
Cost of sales	2,900.2	(2.4)	2,897.8
Gross profit	1,831.5	(2.7)	1,828.8

Operating income (loss)	236.5	(2.7)	233.8

Income tax expense	159.6	0.1	159.7
Net income (loss)	$131.0	$(2.8)	$128.2

Earnings (loss) per share
Basic	$0.95	$(0.02)	$0.93
Diluted	$0.95	$(0.02)	$0.93

Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended
	December 31, 2018
	As reported	Adjustments	Before adoption of ASC 606
Net income (loss)	$131.0	$(2.8)	$128.2
Comprehensive loss	$(36.5)	$(2.8)	$(39.3)

Perrigo Company plc - Item 8
Note 2

Consolidated Balance Sheet
(in millions)

	Year Ended
	December 31, 2018
	As reported	Adjustments	Before adoption of ASC 606
Assets
Inventories	$878.0	$17.2	$895.2
Prepaid expenses and other current assets	400.0	(25.5)	374.5
Total current assets	2,902.2	(8.3)	2,893.9
Total assets	$10,983.4	$(8.3)	$10,975.1
Liabilities and Shareholders’ Equity
Other non-current liabilities	$443.4	$(0.1)	$443.3
Total non-current liabilities	3,777.9	(0.1)	3,777.8
Total liabilities	5,315.3	(0.1)	5,315.2
Shareholders’ equity
Controlling interests:
Accumulated deficit	(1,838.3)	(8.2)	(1,846.5)
Total controlling interests	5,668.0	(8.2)	5,659.8
Total shareholders’ equity	5,668.1	(8.2)	5,659.9
Total liabilities and shareholders' equity	$10,983.4	$(8.3)	$10,975.1

Consolidated Statement of Cash Flows
(in millions)

	Year Ended
	December 31, 2018
	As reported	Adjustments	Before adoption of ASC 606
Cash Flows From (For) Operating Activities
Net income (loss)	$131.0	$(2.8)	$128.2
Increase (Decrease) in cash due to:
Inventories	(98.6)	(2.4)	(101.0)
Accrued income taxes	68.1	0.1	68.2
Other, net	(8.8)	5.1	(3.7)
Subtotal	(19.4)	2.8	(16.6)
Net cash from (for) operating activities	$593.0	$—	$593.0

NOTE 3 - ACQUISITIONS AND DIVESTITURES

The Tretinoin Product Portfolio and Development-Stage Rx Product acquisitions below have been accounted for under the acquisition method of accounting based on our analysis of the acquired inputs and processes, and the related assets acquired and liabilities assumed were recorded at fair value as of the acquisition date.

The effects of all acquisitions described below were included in the Consolidated Financial Statements prospectively from the date of each acquisition. Unless otherwise indicated, acquisition costs incurred were immaterial and were recorded in Administration expense.

Perrigo Company plc - Item 8
Note 3

Acquisitions Completed During the Year Ended December 31, 2018

Diclofenac Sodium Gel 3%

On August 24, 2018, we purchased the ANDA for Diclofenac Sodium Gel, 3% ("Diclo 3%"), for $30.4 million in cash, which we capitalized as a developed product technology intangible asset. We launched the Diclo 3% product during the three months ended December 31, 2018 and began amortizing the developed product technology over a 20-year useful life. Operating results attributable to Diclo 3% are included within our RX segment.

Nasonex-branded products

On May 29, 2018, we entered into a license agreement with Merck Sharp & Dohme Corp. ("Merck"), which allows us to develop and commercialize an OTC version of Nasonex-branded products containing the compound, mometasone furoate monohydrate. The acquisition was accounted for as an asset acquisition based on our assessment that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset to be used for R&D. In accordance with Accounting Standards Codification Topic 730 Research and Development ("ASC 730"), the non-refundable upfront license fee of $50.0 million was recorded in R&D expense in our CHCA segment because the intangible research and development asset acquired has no alternative use. The agreement requires us to make contingent payments if we obtain regulatory approval and achieve certain sales milestones. We will also be obligated to make royalty payments on potential future sales. The contingent consideration will be included in the measurement of the cost of the asset when the contingency is resolved and the consideration is paid or becomes payable. Consideration paid after U.S. Food and Drug Administration ("FDA") approval will be capitalized and amortized to cost of goods sold over the economic life of each product.

Acquisitions Completed During the Year Ended December 31, 2016

Generic Benzaclin™ Product

On August 2, 2016, we purchased the remaining 60.9% product rights to a generic Benzaclin™ product ("Generic Benzaclin™"), which we had developed and marketed in collaboration with Barr Laboratories, Inc., a subsidiary of Teva Pharmaceuticals, for $62.0 million in cash. The intangible asset acquired is a distribution and license agreement with a nine-year useful life. Operating results attributable to Generic Benzaclin™ are included within our RX segment.

Tretinoin Product Portfolio

On January 22, 2016, we acquired a portfolio of generic dosage forms and strengths of Retin-A® (tretinoin), a topical prescription acne treatment, from Matawan Pharmaceuticals, LLC, for $416.4 million in cash ("Tretinoin Products"), which further expanded our standard topical products such as creams, lotions and gels, as well as inhalants and injections ("extended topicals") portfolio. The intangible assets acquired included generic product rights valued using the multi-period excess earnings method and assigned a 20-year useful life, and non-compete agreements valued using the lost income method and assigned a five-year useful life. The goodwill acquired is deductible for tax purposes. Operating results attributable to the acquisition are included within our RX segment.

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

We accounted for the option exercise as a business acquisition within our RX segment, recording IPR&D and contingent consideration on the balance sheet. The IPR&D was valued using the multi-period excess earnings method and has an indefinite useful life until such time as the research is completed (at which time it will become a

Perrigo Company plc - Item 8
Note 3

definite-lived intangible asset), or is determined to have no future use (at which time it would be impaired). The contingent consideration is an estimate of the future milestone payments and royalties based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The amount of contingent consideration recognized was $24.9 million and was recorded in Other non-current liabilities. On December 20, 2017, we completed the sale of one of the Development-Stage Rx Products to an ophthalmic pharmaceutical company (see below for discussion).

Divestitures Completed During the Year Ended December 31, 2017

On January 3, 2017, we sold certain ANDAs to a third party for $15.0 million, which was recorded as a gain in Other operating expense (income) on the Consolidated Statements of Operations in our RX segment.

On February 1, 2017, we completed the sale of the animal health pet treats plant fixed assets within our CHCA segment, which were previously classified as held-for sale. We received $7.7 million in proceeds, which resulted in an immaterial loss.

On April 6, 2017, we completed the sale of our India Active Pharmaceuticals Ingredient ("API") business to Strides Shasun Limited. We received $22.2 million in proceeds, inclusive of an estimated working capital adjustment, which resulted in an immaterial gain recorded in our former Other segment. Prior to closing the sale, we determined that the carrying value of the India API business exceeded its fair value less the cost to sell, resulting in an impairment charge of $35.3 million for the year ended December 31, 2016.

On August 25, 2017, we completed the sale of our Russian business, which was previously classified as held-for-sale, to Alvogen Pharma LLC and Alvogen CEE Kft. The total sale price was €12.7 million ($15.1 million), inclusive of an estimated working capital adjustment, resulting in an immaterial gain recorded in our CHCI segment. Prior to closing the sale, we determined that the carrying value of the Russian business exceeded its fair value less the cost to sell, resulting in an impairment charge of $3.7 million for the year ended December 31, 2017.

On November 21, 2017, we completed the sale of our Israel API business, which was previously classified as held-for-sale, to SK Capital for a sale price of $110.0 million, resulting in an immaterial gain recorded in our former Other segment in Other (income) expense, net on the Consolidated Statements of Operations. As a result of the sale, we recognized a guarantee liability (refer to Note 7). Per the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business will be assessed by and liable to the Israel Tax Authority ("ITA") for any audit findings. We are no longer the primary obligor on the liabilities transferred to SK Capital on November 21, 2017, however, we have provided a guarantee on certain obligations. At the time of the sale, we recorded a guaranteed liability of $13.8 million. During the year ended December 31, 2018, we reduced the liability by $3.3 million, and the remaining guarantee for these obligations is $10.5 million.

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

Divestitures Completed During the Year Ended December 31, 2016

On August 5, 2016, we completed the sale of our U.S. Vitamins, Minerals, and Supplements ("VMS") business within our CHCA segment to International Vitamins Corporation ("IVC") for $61.8 million inclusive of an estimated working capital adjustment. Prior to closing the sale, we determined that the carrying value of the VMS business exceeded its fair value less the cost to sell, resulting in an impairment charge of $6.2 million for the year ended December 31, 2016.

Perrigo Company plc - Item 8
Note 4

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CHCA(1)	CHCI(2)	RX	Other	Total
Balance at December 31, 2016	$1,810.6	$1,070.8	$1,086.6	$81.4	$4,049.4
Re-allocation of goodwill (3)	35.3	—	27.7	(63.0)	—
Business divestitures	—	(4.1)	—	(26.4)	(30.5)
Currency translation adjustments	1.5	139.0	8.0	8.0	156.5
Balance at December 31, 2017	1,847.4	1,205.7	1,122.3	—	4,175.4
Impairments	(136.7)	—	—	—	(136.7)
Currency translation adjustments	3.0	(54.4)	(7.5)	—	(58.9)
Balance at December 31, 2018	$1,713.7	$1,151.3	$1,114.8	$—	$3,979.8

(1) We had accumulated impairments of $161.2 million and $24.5 million for the years ended December 31, 2018 and December 31, 2017, respectively.
(2) We had accumulated impairments of $868.4 million for the years ended December 31, 2018 and December 31, 2017.
(3) Certain cash flows associated with the API business were retained. We performed a relative fair value allocation of the business retained and allocated it among the two segments where the business was allocated.

Intangible assets and the related accumulated amortization consisted of the following (in millions):

	Year Ended
	December 31, 2018		December 31, 2017
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$18.1	$—	$52.1	$—
In-process research and development	31.2	—	38.2	—
Total indefinite-lived intangibles	$49.3	$—	$90.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$178.6	$99.0	$311.2	$169.8
Developed product technology, formulations, and product rights	1,318.8	654.6	1,358.4	598.7
Customer relationships and distribution networks	1,586.6	566.5	1,642.0	460.6
Trademarks, trade names, and brands	1,282.4	188.5	1,335.4	129.5
Non-compete agreements	12.9	11.8	14.7	12.6
Total definite-lived intangibles	$4,379.3	$1,520.4	$4,661.7	$1,371.2
Total other intangible assets	$4,428.6	$1,520.4	$4,752.0	$1,371.2

Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The remaining weighted-average useful life for our amortizable intangible assets by asset class at December 31, 2018 was as follows:

Amortizable Intangible Asset Category	Remaining Weighted-Average Useful Life (Years)
Distribution and license agreements and supply agreements	7
Developed product technology, formulations, and product rights	12
Customer relationships and distribution networks	16
Trademarks, trade names, and brands	17
Non-compete agreements	2

Perrigo Company plc - Item 8
Note 4

We recorded amortization expense of $333.6 million, $349.6 million, and $356.8 million during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

Our estimated future amortization expense is as follows (in millions):

Year	Amount
2019	$300.0
2020	269.6
2021	242.2
2022	213.2
2023	196.1
Thereafter	1,637.8

Animal Health

During the year ended December 31, 2016, we identified indicators of goodwill impairment in the animal health reporting unit related to changes in the market and performance of certain brands. We prepared a goodwill impairment test as of October 2, 2016 as part of our annual goodwill impairment testing process. Step one of the goodwill impairment test indicated that the fair value of the animal health reporting unit was below its net book value. As a result, we performed the second step of the goodwill impairment test to measure the amount of impairment. We concluded that animal health goodwill was impaired by $24.5 million within our CHCA segment.

During the year ended December 31, 2018, the animal health reporting unit continued to experience declines in its year-to-date financial results and had additional indications of potential impairment due to changes in channel dynamics, a strategic decision to re-prioritize our brands, and a decline in the forecasted outlook of the reporting unit. Step one of the goodwill impairment test indicated that the fair value of the animal health reporting unit was below its net book value. We also performed a recoverability test of the definite-lived intangibles and determined a significant asset group was not recoverable and determined the fair value of the indefinite-lived intangible asset had fallen below its net book value. Based on our evaluation, we recorded a $213.3 million impairment charge in the third quarter in our CHCA segment comprised of a goodwill impairment of $136.7 million, a brand indefinite-lived intangible asset impairment charge of $27.7 million, a developed product technology and distribution agreement definite-lived intangible asset impairment of $41.6 million, a supply agreement definite-lived intangible asset impairment of $2.8 million, and a trade name and trademark definite-lived intangible asset impairment of $4.5 million.

As a result of the strategic decision to re-prioritize a brand within the indefinite-lived asset, we reassessed the useful life of the indefinite-lived intangible asset and reclassified a $5.4 million indefinite-lived intangible asset to a definite-lived asset within the CHCA segment as of September 29, 2018.

BCH, Omega and Herron

During the year ended December 31, 2016, we identified impairment indicators for our Branded Consumer Healthcare (“BCH”) reporting unit, certain indefinite-lived and definite-lived intangible assets acquired in conjunction with the Omega and our Herron definite-lived intangible assets. These impairment indicators related to the decline in our 2016 performance expectations and a reduction in our long-range revenue growth forecast and margin forecasts. We determined goodwill was impaired by $868.4 million, the indefinite-lived intangible assets were impaired by $849.1 million, and definite-lived assets were impaired by $321.4 million within our CHCI segment.

Entocort®

During the year ended December 31, 2016, we identified impairment indicators for our Entocort® definite-lived intangible assets which related to the entrance of new market competition and resulting negative impacts on sales volume and pricing. We determined the Entocort® product assets were impaired by $342.2 million within our RX segment.

Perrigo Company plc - Item 8
Note 4

Lumara

During the year ended December 31, 2017, we identified impairment indicators for our Lumara Health, Inc. ("Lumara") definite-lived intangible assets which related to the decline in our 2017 performance expectations and a reduction in our long-range revenue growth forecast. We determined the Lumara product assets were impaired by $18.5 million within our RX segment.

Specialty Sciences

During the year ended December 31, 2016, we identified impairment indicators associated with our former Specialty Sciences reporting unit related to our decision to review strategic alternatives for the Tysabri® financial asset. We prepared a goodwill impairment test and determined the Specialty Sciences reporting unit was fully impaired by $199.6 million.

IPR&D

We recorded an impairment charge of $8.7 million, $12.7 million, and $3.5 million on certain IPR&D assets during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively, due to changes in the projected development and regulatory timelines for various projects.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING

We have accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. The total amount factored on a non-recourse basis and excluded from accounts receivable was $24.3 million and $27.5 million at December 31, 2018 and December 31, 2017, respectively.

NOTE 6 - INVENTORIES

Major components of inventory were as follows (in millions):

	Year Ended
	December 31, 2018	December 31, 2017
Finished goods	$444.9	$454.3
Work in process	197.5	152.8
Raw materials	235.6	199.8
Total inventories	$878.0	$806.9

NOTE 7 - FAIR VALUE MEASUREMENTS

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

Perrigo Company plc - Item 8
Note 7

The table below summarizes the valuation of our financial instruments carried at fair value by the above pricing categories (in millions):

	Year Ended
	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$9.4	$—	$—	$17.0	$—	$—
Foreign currency forward contracts	—	3.8	—	—	6.3	—
Funds associated with Israeli severance liability	—	13.0	—	—	16.3	—
Royalty Pharma contingent milestone payments	—	—	323.2	—	—	134.5
Total assets	$9.4	$16.8	$323.2	$17.0	$22.6	$134.5

Liabilities:
Foreign currency forward contracts	$—	$9.2	$—	$—	$3.8	$—
Contingent consideration	—	—	15.3	—	—	22.0
Total liabilities	$—	$9.2	$15.3	$—	$3.8	$22.0

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$42.2	$—	$—	$—
Indefinite-lived intangible assets(2)	—	—	10.5	—	—	—
Definite-lived intangible assets(3)	—	—	22.4	—	—	11.5
Total assets	$—	$—	$75.1	$—	$—	$11.5

(1)	As of December 31, 2018, goodwill with a carrying amount of $178.9 million was written down to a fair value of $42.2 million.

(2)	As of December 31, 2018, indefinite-lived intangible assets with a carrying amount of $46.9 million were written down to a fair value of $10.5 million.

(3)
As of December 31, 2018, definite-lived intangible assets with a carrying amount of $72.0 million were written down to a fair value of $22.4 million. As of December 31, 2017, definite-lived intangible assets with a carrying amount of $31.2 million were written down to a fair value of $11.5 million.

There were no transfers among Level 1, 2, and 3 during the years ended December 31, 2018 or December 31, 2017. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period (refer to Note 8 for information on our investment securities and Note 9 for a discussion of derivatives).

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

Perrigo Company plc - Item 8
Note 7

Financial Assets

The table below summarizes the change in fair value of the Tysabri® Financial Asset (in millions):

	Year Ended
	December 31, 2017	December 31, 2016
Tysabri® financial asset
Beginning balance	$2,350.0	$5,310.0
Royalties earned	—	(351.8)
Change in fair value	—	(2,608.2)
Divestitures	(2,350.0)	—
Ending balance	$—	$2,350.0

During the year ended December 31, 2016, we accounted for the Tysabri® royalty stream as a financial asset and elected to use the fair value option model. The fair value of the financial asset acquired was determined using a discounted cash flow analysis related to the expected probability weighted future cash flows to be generated by the royalty stream. The financial asset was classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including industry analyst estimates for global Tysabri® sales, probability weighted as to the timing and amount of future cash flows along with certain discount rate assumptions. Cash flow forecasts included the estimated effect and timing of future competition, considering patents in effect for Tysabri® through 2024 and contractual rights to receive cash flows into perpetuity. As a result of a competitor's pipeline product Ocrevus® entering the market, we began evaluating strategic alternatives for the Tysabri® financial asset and reduced the fair value of the financial asset by $2.6 billion.

During the year ended December 31, 2017, Ocrevus® was approved, and we divested the Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain on Change in financial assets in the Consolidated Statement of Operations.

Royalty Pharma Contingent Milestone Payments

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone payments (in millions):

	Year Ended
	December 31, 2018	December 31, 2017
Royalty Pharma Contingent Milestone Payments
Beginning balance	$134.5	$—
Additions	—	184.5
Payments	—	(8.0)
Change in fair value	188.7	(42.0)
Ending balance	$323.2	$134.5

Perrigo Company plc - Item 8
Note 7

We value our contingent milestone payments from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

	Year Ended
	December 31, 2018	December 31, 2017
Volatility	30.0%	30.0%
Rate of return	8.05%	8.07%

During the year ended December 31, 2017, the fair value of the Royalty Pharma contingent milestone payments decreased $42.0 million as a result of a decrease in the estimated Tysabri® revenue due to the launch of Ocrevus®.

During the year ended December 31, 2018, royalties on global net sales of Tysabri® received by Royalty Pharma met the 2018 threshold resulting in an increase to the asset and a gain of $170.1 million recognized in Change in financial assets on the Consolidated Statement of Operations. Due to higher projected global net sales of Tysabri® and the estimated probability of achieving the 2020 contingent milestone payment, during the year ended December 31, 2018 the fair value of the remaining 2020 Royalty Pharma contingent milestone payment increased $18.6 million.

Guarantee Liability Related to The Israel API Sale

During the year ended December 31, 2017, we completed the sale of our Israel API business to SK Capital (refer to Item 8. Note 3), resulting in a guaranteed liability of $13.8 million, classified as a Level 3 liability within the fair value hierarchy. Per the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business will be assessed by and liable to the Israel Tax Authority ("ITA") for any audit findings. We are no longer the primary obligor on the liabilities transferred to SK Capital, but we have provided a guarantee on certain obligations. During the year ended December 31, 2018, we reduced the liability in the amount of $3.3 million. At December 31, 2018, the remaining guaranteed liability was $10.5 million.

Contingent Consideration

The table below summarizes the change in fair value of contingent consideration (in millions). Net realized losses were recorded in Other (income) expense, net on the Consolidated Statements of Operations.

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Contingent Consideration
Beginning balance	$22.0	$69.9	$17.9
Net realized (gains) losses	(1.5)	(19.5)	(2.1)
Purchases or additions	—	—	56.7
Divestiture	—	(12.5)	—
Currency translation adjustments	(0.2)	1.5	0.1
Settlements	(5.0)	(17.4)	(2.7)
Ending balance	$15.3	$22.0	$69.9

Perrigo Company plc - Item 8
Note 7

Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product. During the year ended December 31, 2017, we reduced a contingent consideration liability associated with certain IPR&D assets and recorded a corresponding gain of $17.4 million. The liability decrease relates to a reduction of the probability of achievement assumptions and anticipated cash flows. In addition, we sold a certain IPR&D asset and the corresponding contingent consideration of $12.5 million was reduced. Purchases or additions for the year ended December 31, 2016 included contingent consideration associated with five transactions.

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Goodwill and Intangible Assets

Animal Health

When determining the fair value of our animal health reporting unit for the year ended December 31, 2018, we utilized a combination of comparable company market and discounted cash flow techniques. In our comparable company market approach, we considered observable market information and transactions for companies that we deemed to be of a comparable nature, scope, and size of animal health (Level 2 inputs). Our cash flow projections included revenue assumptions related to new products, product line extensions, and existing products, plus gross margin, advertising and promotion, and other operating expenses based on the growth plans (Level 3 inputs). In our discounted cash flow analysis, we utilized projected sales growth rate and discount rate assumptions of 2.5% and 9.8%, respectively. The discount rate correlates with the required investment return and risk that we believe market participants would apply to the projected growth. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows and applied the jurisdictional tax rate of 22.8%. We weighted indications of fair value resulting from the market approach and present value techniques, considering the reasonableness of the range of measurements and the point within the range that we determined was most representative of fair market conditions (refer to Note 4).

When assessing our animal health indefinite-lived intangible asset for the year ended December 31, 2018, we utilized a multi-period excess earnings method ("MPEEM") to determine the fair value of the intangible asset. Our cash flow projections included revenue assumptions related to new products, product line extensions, and existing products. We utilized long-term growth rate and discount rate assumptions of (0.3)% and 9.8%, respectively, and we applied a jurisdictional tax rate of 22.8% (refer to Note 4).

When assessing our animal health definite-lived assets for impairment for the year ended December 31, 2018, we utilized a combination of MPEEM and relief from royalty methods to determine the fair values of definite-lived assets within the asset group. The projected financial information, inputs, and assumptions utilized were consistent with those utilized in the goodwill discounted cash flow analysis described above (refer to Note 4).

Lumara

When assessing the Lumara definite-lived assets for impairment for the year ended December 31, 2017, we utilized a MPEEM to determine the fair value of Lumara product assets. Our inputs and assumptions included a 5-year average growth rate of (4.1)% and discount rate of 13.5%.

Perrigo Company plc - Item 8
Note 7

Omega, Entocort®, and Herron

When assessing the Omega, Entocort®, and Herron definite-lived assets for impairment for the year ended December 31, 2016 we utilized the following valuation methods, inputs, and assumptions:

	Year Ended
	December 31, 2016
	Omega - Lifestyle	Omega - XLS	Entocort® - Branded Products	Entocort® - AG Products	Herron Trade Names and Trademarks
5-year average growth rate	2.5%	3.2%	(31.7)%	(30.4)%	4.6%
Long-term growth rates	2.0%	NA	(10.0)%	(4.7)%	2.5%
Discount rate	9.3%	9.5%	13.0%	10.5%	10.8%
Royalty rate	NA	4.0%	NA	NA	11.0%
Valuation method	MPEEM	Relief from Royalty	MPEEM	MPEEM	Relief from Royalty

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	Year Ended
	December 31, 2018		December 31, 2017
	Level 1	Level 2	Level 1	Level 2
Public bonds
Carrying value (excluding discount)	$2,600.0		$2,600.0
Fair value	$2,316.6		$2,650.8

Retail bond and private placement note
Carrying value (excluding premium)		$292.5		$306.0
Fair value		$307.9		$342.1

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

NOTE 8 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

		Year Ended
Measurement Category	Balance Sheet Location	December 31, 2018	December 31, 2017(2)
Fair value method	Prepaid expenses and other current assets	$9.4	$17.0
Fair value method(1)	Other non-current assets	$4.4	$6.3
Equity method	Other non-current assets	$15.1	$4.9

(1) The December 31, 2018 equity securities are measured at fair value using the Net Asset Value practical expedient.
(2) The December 31, 2017 balances presented reflect historical recognition and measurement investment categories existing prior to the adoption of ASU 2016-01, which include available for sale and cost method securities.

Perrigo Company plc - Item 8
Note 8

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Year Ended
Measurement Category	Income Statement Location	December 31, 2018	December 31, 2017	December 31, 2016
Fair value method	Other (income) expense, net	$9.5	$—	$—
Equity method	Other (income) expense, net	$(2.7)	$(0.3)	$4.1

On January 1, 2018, as a result of the adoption of ASU 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), we made a $1.0 million cumulative-effect adjustment to Retained earnings (accumulated deficit) net of tax that consisted of net unrealized losses on previously classified as available for sale securities from OCI.

During the year ended December 31, 2018, we increased our equity method investment in Zibo Xinhua - Perrigo Pharmaceutical Company Limited by $7.5 million.

During the year ended December 31, 2016, one of our equity method investments became publicly traded. As a result, we transferred the $15.5 million investment to available for sale and recorded an $8.7 million unrealized gain, net of tax in OCI in accordance with the accounting policy prior to the adoption of ASU 2016-01. In addition, due to significant and prolonged losses incurred on one of our equity method investments, we recorded a $22.3 million impairment charge in Other (income) expense, net on the Consolidated Statements of Operations.

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    All of our designated derivatives were classified as cash flow hedges as of December 31, 2018 and December 31, 2017.

Interest Rate Swaps and Treasury Locks

During the year ended December 31, 2017, we repaid $584.4 million of senior notes with an interest rate of 4.000% due 2023 and $309.5 million of senior notes with an interest rate of 5.300% due 2043 (refer to Note 10). As a result of the senior note repayments on June 15, 2017, the proportionate amount remaining in OCI related to the pre-issuance hedge was reclassified to earnings. Accordingly, we recorded a loss of $5.9 million in Other expense, net for the amount remaining in OCI.

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

Foreign Currency Derivatives

The total notional amount for our foreign currency forward contracts was $686.6 million and $592.3 million as of December 31, 2018 and December 31, 2017, respectively.

Perrigo Company plc - Item 8
Note 9

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
		Year Ended
	Balance Sheet Location	December 31, 2018	December 31, 2017
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.0	$4.1
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.8	$2.2

		Liability Derivatives
		Fair Value
		Year Ended
	Balance Sheet Location	December 31, 2018	December 31, 2017
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$6.4	$1.4
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.8	$2.4

The gain (loss) recorded in OCI for the effective portion of our designated cash flow hedges were as follows (in millions):

	Amount of Gain/(Loss) Recorded in OCI (Effective Portion)
	Year Ended
Designated Cash Flow Hedges	December 31, 2018	December 31, 2017	December 31, 2016
Interest rate swap agreements	$—	$—	$(9.0)
Foreign currency forward contracts	(9.1)	9.4	2.1
	$(9.1)	$9.4	$(6.9)

Perrigo Company plc - Item 8
Note 9

The gain (loss) reclassified from AOCI into earnings for the effective portion of our designated cash flow hedges were as follows (in millions):

		Amount of Gain/(Loss) Reclassified from AOCI into Earnings (Effective Portion)
		Year Ended
Designated Cash Flow Hedges	Income Statement Location	December 31, 2018	December 31, 2017	December 31, 2016
Treasury locks	Interest expense, net	$(0.1)	$(0.1)	$(0.1)
Interest rate swap agreements	Interest expense, net	(1.8)	(2.1)	(2.3)
	Other (income) expense, net	—	(6.0)	—
Foreign currency forward contracts	Net sales	0.5	1.5	1.3
	Cost of sales	1.9	5.6	3.0
	Interest expense, net	(4.8)	(2.6)	(1.6)
	Other (income) expense, net	2.1	(1.5)	0.4
		$(2.2)	$(5.2)	$0.7

The net of tax amount expected to be reclassified out of AOCI into earnings during the next 12 months is a $10.7 million loss.

The gain (loss) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows (in millions):

		Amount of Gain/(Loss) Recognized in Earnings (Ineffective Portion)
		Year Ended
Designated Cash Flow Hedges	Income Statement Location	December 31, 2017	December 31, 2016
Interest rate swap agreements	Other (income) expense, net	$—	$(0.1)
Foreign currency forward contracts	Net sales	0.2	(0.1)
	Cost of sales	0.1	(0.1)
	Other expense, net	1.0	0.6
Total		$1.3	$(0.3)

The effects of our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Amount of Gain/(Loss) Recognized in Income
		Year Ended
Non-Designated Derivatives	Income Statement Location	December 31, 2018	December 31, 2017	December 31, 2016
Foreign currency forward contracts	Other (income) expense, net	$7.6	$12.6	$(2.4)
	Interest expense, net	(1.0)	(5.3)	(2.2)
Total		$6.6	$7.3	$(4.6)

Perrigo Company plc - Item 8
Note 10

NOTE 10 - INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

			Year Ended
			December 31, 2018	December 31, 2017
Term loans
*	2018 Term loan due March 8, 2020		$351.3	$—
*	2014 Term loan due December 5, 2019		—	420.0
	Total term loans		351.3	420.0
Notes and bonds
	Coupon	Due
*	5.000%	May 23, 2019(3)	137.6	144.0
	3.500%	March 15, 2021(4)	280.4	280.4
	3.500%	December 15, 2021(1)	309.6	309.6
*	5.105%	July 19, 2023(3)	154.9	162.0
	4.000%	November 15, 2023(2)	215.6	215.6
	3.900%	December 15, 2024(1)	700.0	700.0
	4.375%	March 15, 2026(4)	700.0	700.0
	5.300%	November 15, 2043(2)	90.5	90.5
	4.900%	December 15, 2044(1)	303.9	303.9
	Total notes and bonds		2,892.5	2,906.0
Other financing			2.8	11.7
Unamortized premium (discount), net			12.2	21.4
Deferred financing fees			(16.4)	(17.9)
Total borrowings outstanding			3,242.4	3,341.2
	Current indebtedness		(190.2)	(70.4)
Total long-term debt less current portion			$3,052.2	$3,270.8

(1)	Discussed below collectively as the "2014 Notes"

(2)	Discussed below collectively as the "2013 Notes"

(3)	Debt assumed from Omega

(4)	Discussed below collectively as the "2016 Notes"

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of December 31, 2018.

Revolving Credit Agreements

On March 8, 2018, we terminated the 2014 Revolver and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of December 31, 2018 or under the 2014 Revolver as of December 31, 2017.

Term Loans

On March 8, 2018, we repaid the €350.0 million outstanding under our term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020. In addition, as a result of the refinancing during the three months ended March 31, 2018, we recorded a loss of $0.5 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Consolidated Statements of Operations. During the year ended December 31, 2018, we made $51.5 million in scheduled principal payments.

Perrigo Company plc - Item 8
Note 10

Notes and Bonds

2016 Notes

On March 7, 2016, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 and $700.0 million in aggregate principal amount of 4.375% senior notes due 2026 (together, the "2016 Notes") and received net proceeds of $1.2 billion after fees and market discount. Interest on the 2016 Notes is payable semiannually in arrears in March and September of each year, beginning in September 2016. The 2016 Notes are governed by a base indenture and a second supplemental indenture (collectively, the "2016 Indenture"). The 2016 Notes are fully and unconditionally guaranteed on a senior basis by Perrigo, and no other subsidiary of Perrigo guarantees the 2016 Notes. The proceeds were used to repay the 2014 Revolver and amounts borrowed under a $750.0 million revolving credit agreement Perrigo Finance had entered into in December 2015. There are no restrictions under the 2016 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2016 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2016 Indenture.

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

Perrigo Company plc - Item 8
Note 10

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

Other Financing

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of December 31, 2018. The balance outstanding under the facilities was $6.9 million at December 31, 2017.

Debt Repayments and Related Extinguishment During the Year Ended December 31, 2017

During the year ended December 31, 2017, we reduced our outstanding debt by $2.6 billion through a variety of early redemption and tender offer transactions, resulting in a loss of $135.2 million recorded in Loss on extinguishment of debt on the Consolidated Statement of Operations.

Future Maturities

The annual future maturities of our short-term and long-term debt, including capitalized leases, are as follows (in millions):

Payment Due	Amount
2019	$188.5
2020	302.2
2021	590.4
2022	0.4
2023	370.8
Thereafter	1,794.3

Perrigo Company plc - Item 8
Note 11

NOTE 11 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted EPS calculation is as follows (in millions):

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Numerator:
Net income (loss)	$131.0	$119.6	$(4,012.8)

Denominator:
Weighted average shares outstanding for basic EPS	137.8	142.3	143.3
Dilutive effect of share-based awards*	0.5	0.3	—
Weighted average shares outstanding for diluted EPS	138.3	142.6	143.3

Anti-dilutive share-based awards excluded from computation of diluted EPS*	1.4	0.8	—

* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Our common stock consists of ordinary shares of Perrigo Company plc, a public limited company incorporated under the laws of Ireland.

We trade our ordinary shares on the New York Stock Exchange under the symbol PRGO. Our ordinary shares are also traded on the Tel Aviv Stock Exchange.

Dividends

We paid dividends as follows:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Dividends paid (in millions)	$104.9	$91.1	$83.2
Dividends paid (per share)	$0.76	$0.64	$0.58

The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Perrigo Company plc - Item 8
Note 11

Share Repurchases

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion (the "2015 Authorization"). Following the expiration of our 2015 Authorization, in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares under the share repurchase plan during the three months ended December 31, 2018. During the year ended December 31, 2018, we repurchased 5.1 million ordinary shares at an average repurchase price of $77.93 per share, for a total of $400.0 million. During the year ended December 31, 2017, we repurchased 2.7 million ordinary shares at an average repurchase price of $71.72 per share, for a total of $191.5 million.

NOTE 12 - SHARE-BASED COMPENSATION PLANS

All share-based compensation for employees and directors is granted under the 2013 Long-Term Incentive Plan, as amended (the "Plan"). The Plan has been approved by our shareholders and provides for the granting of awards to our employees and directors. The purpose of the Plan is to attract and retain individuals of exceptional talent and encourage these individuals to acquire a vested interest in our success and prosperity. The awards that may be granted under this program include non-qualified stock options, restricted stock, restricted share units, and RTSR units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan. RTSR performance share units are subject to a market condition. Awards granted under the Plan vest and may be exercised and/or sold from one to ten years after the date of grant based on a vesting schedule. As of December 31, 2018, there were 2.8 million shares available to be granted.

Share-based compensation expense was as follows (in millions):

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$37.7	$43.8	$23.0

As of December 31, 2018, unrecognized share-based compensation expense was $48.3 million, and the weighted-average period over which the expense is expected to be recognized was approximately 1.9 years. Proceeds from the exercise of stock options are credited to ordinary shares.

Perrigo Company plc - Item 8
Note 12

Stock Options

A summary of activity related to stock options is presented below (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	749	$108.40
Granted	439	$70.34
Exercised	(31)	$24.75
Forfeited or expired	(85)	$118.47
Options outstanding at December 31, 2017	1,072	$94.90	6.9	$10.9
Granted	521	$82.43
Exercised	(33)	$42.06
Forfeited or expired	(26)	$97.82
Options outstanding December 31, 2018	1,534	$91.56	6.9	$0.1
Options exercisable	764	$101.27	5.6	$0.1
Options expected to vest	736	$82.12	8.1	$0.0

The aggregate intrinsic value for options exercised was as follows (in millions):

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$1.1	$1.7	$5.2

The weighted-average fair value per share at the grant date for options granted was as follows:

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$24.43	$19.50	$33.53

The fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Dividend yield	0.8%	0.9%	0.5%
Volatility, as a percent	31.2%	30.0%	27.6%
Risk-free interest rate	2.8%	1.8%	1.3%
Expected life in years	5.6	5.4	5.5

The valuation model utilizes historical volatility. The risk-free interest rate is based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years is estimated based on past exercise behavior of employees.

Perrigo Company plc - Item 8
Note 12

Non-Vested Service-Based Restricted Share Units

A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested service-based share units outstanding at December 31, 2016	468	$137.53
Granted	298	$70.55
Vested	(112)	$128.86
Forfeited	(55)	$120.97
Non-vested service-based share units outstanding at December 31, 2017	599	$107.26	1.5	$52.2
Granted	385	$81.51
Vested	(204)	$121.10
Forfeited	(52)	$107.31
Non-vested service-based share units outstanding at December 31, 2018	728	$89.47	1.4	$28.2

The weighted-average fair value per share at the date of grant for service-based restricted share units granted was as follows (in millions):

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$81.51	$70.55	$113.26

The total fair value of service-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$24.6	$14.5	$12.6

Perrigo Company plc - Item 8
Note 12

Non-Vested Performance-Based Restricted Share Units

A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Number of Non-vested Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested performance-based share units outstanding at December 31, 2016	177	$138.29
Granted	191	$70.34
Vested	(27)	$142.18
Forfeited	(38)	$130.34
Non-vested performance-based share units outstanding at December 31, 2017	303	$93.65	2.0	$26.5
Granted	207	$85.01
Vested	(13)	$176.59
Forfeited	(55)	$85.94
Non-vested performance-based share units outstanding at December 31, 2018	442	$86.61	1.5	$17.2

The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The weighted-average fair value per share at the date of grant for performance-based restricted share units granted was as follows:

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$85.01	$70.34	$126.37

The total fair value of performance-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$2.4	$3.8	$10.4

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

The assumptions used in estimating the fair value of the RTSR performance share units granted during each year were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Dividend yield	0.9%	0.9%
Volatility, as a percent	35.3%	36.1%
Risk-free interest rate	2.4%	1.4%
Expected life in years	2.8	2.6

Perrigo Company plc - Item 8
Note 12

A summary of activity related to non-vested RTSR performance share units is presented below (units in thousands):

	Number of Non-vested RTSR Performance Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years*	Aggregate Intrinsic Value
Non-vested RTSR performance share units outstanding at December 31, 2016	—	$—
Granted	39	$64.82
Non-vested RTSR performance share units outstanding at December 31, 2017	39	$64.82	2.0	$3.4
Granted	38	$101.13
Forfeited	(15)	$101.13
Non-vested RTSR performance share units outstanding at December 31, 2018	62	$78.35	1.7	$2.4

* Midpoint used in calculation.

The weighted-average fair value per share at the date of grant for RTSR performance share units granted was as follows:

Year Ended
December 31, 2018	December 31, 2017
$101.13	$64.82

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in our AOCI balances, net of tax, were as follows (in millions):

	Fair value of derivative financial instruments, net of tax	Foreign currency translation adjustments	Fair value of investment securities, net of tax	Post-retirement and pension liability adjustments, net of tax	Total AOCI
Balance at December 31, 2016	$(19.5)	$(67.9)	$15.1	$(9.5)	$(81.8)
OCI before reclassifications	7.1	328.5	(12.5)	15.0	338.1
Amounts reclassified from AOCI	2.6	—	(1.6)	(4.2)	(3.2)
Other comprehensive income (loss)	9.7	328.5	(14.1)	10.8	334.9
Balance at December 31, 2017	(9.8)	260.6	1.0	1.3	253.1
ASU 2016-01 adoption impact	—	—	(1.0)	—	(1.0)
Balance at December 31, 2017 after adoption impact	(9.8)	260.6	—	1.3	252.1
OCI before reclassifications	(7.5)	(156.1)	—	0.2	(163.4)
Amounts reclassified from AOCI	1.8	—	—	(5.9)	(4.1)
Other comprehensive loss	(5.7)	(156.1)	—	(5.7)	(167.5)
Balance at December 31, 2018	$(15.5)	$104.5	$—	$(4.4)	$84.6

Perrigo Company plc - Item 8
Note 14

NOTE 14 - INCOME TAXES

Pre-tax income (loss) and the (benefit) provision for income taxes from continuing operations are summarized as follows (in millions):

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Pre-tax income (loss):
Ireland	$(109.0)	$(454.0)	$(3,624.1)
United States	(428.6)	(144.9)	(90.0)
Other foreign	828.2	879.0	(1,134.2)
Total pre-tax income (loss)	290.6	280.1	(4,848.3)
(Benefit) provision for income taxes:
Current:
Ireland	22.7	(8.1)	0.3
United States	66.4	100.4	93.7
Other foreign	75.1	46.1	26.7
Subtotal	164.2	138.4	120.7
Deferred (credit):
Ireland	(13.9)	13.1	(549.4)
United States	7.3	7.8	(12.7)
Other foreign	2.0	1.2	(394.1)
Subtotal	(4.6)	22.1	(956.2)
Total (benefit) provision for income taxes	$159.6	$160.5	$(835.5)

A reconciliation of the provision based on the Irish statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Provision at statutory rate	12.5%	12.5%	12.5%
Foreign rate differential	(7.1)	(93.3)	2.6
State income taxes, net of federal benefit	3.0	(1.4)	0.1
Provision to return	(1.0)	9.3	0.3
Tax law changes	(6.2)	10.3	—
Valuation allowance changes	51.0	17.0	0.8
Change in unrecognized taxes	13.8	22.2	(0.8)
Permanent differences	(13.0)	61.8	1.3
Withholding taxes	4.2	17.3	—
Other	(2.3)	1.6	0.4
Effective income tax rate	54.9%	57.3%	17.2%

Pursuant to changes made by the U.S. Tax Cuts and Jobs Act ("U.S. Tax Act"), remittances from subsidiaries held by Perrigo Company U.S. made in 2018 and future years are generally not subject to U.S. federal income tax. These remittances are either excluded from U.S. taxable income as earnings that are already subject to taxation or are subject to a 100% dividends received deduction. We are indefinitely reinvested in historic earnings beyond those taxed in the U.S. Tax Act and other outside basis differences of our foreign subsidiaries. Due to the complexity of the legal entity structure and the complexity of the tax laws in various jurisdictions, we believe it is not practicable to estimate the additional income taxes that may be payable on the remittance of such undistributed earnings.

Perrigo Company plc - Item 8
Note 14

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Deferred income tax asset (liability):
Depreciation and amortization	$(371.2)	$(457.8)
Inventory basis differences	27.8	21.3
Accrued liabilities	87.1	87.9
Allowance for doubtful accounts	3.0	1.5
R&D	58.8	58.9
Loss and credit carryforwards	359.2	292.5
Share-based compensation	19.6	16.2
Federal benefit of unrecognized tax positions	18.2	17.0
Interest carryforwards	76.1	30.5
Unremitted earnings	(8.3)	(9.3)
Other, net	6.5	37.5
Subtotal	$276.8	$96.2
Valuation allowance (1)	(557.9)	(407.7)
Net deferred income tax liability:	$(281.1)	$(311.5)

(1) The movement in the valuation allowance balance differs from the amount in the effective tax rate reconciliation due to adjustments affecting balance sheet only items and foreign currency.

The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	Year Ended
	December 31, 2018	December 31, 2017
Assets	$1.2	$10.4
Liabilities	(282.3)	(321.9)
Net deferred income tax liability	$(281.1)	$(311.5)

We have loss and credit carryforwards of $1,556.6 million ($359.2 million tax effected) and $1,755.1 million ($292.5 million tax effected), R&D credit carryforwards of $58.8 million and $58.9 million, as well as interest carryforwards of $331.9 million ($76.1 million tax effected) and $131.0 million ($30.5 million tax effected) for the years ended December 31, 2018 and December 31, 2017, respectively. A valuation allowance of $343.7 million and $285.2 million has been recorded against the carryforwards referenced above for the years ended December 31, 2018 and December 31, 2017, respectively. $469.0 million ($129.2 million tax effected) of U.S. federal and state credit carryforwards, U.S. state net operating loss carryforwards, and non-U.S. net operating loss carryforwards will expire through 2038. The remaining loss carryforwards and interest carryforwards have no expiration.

Perrigo Company plc - Item 8
Note 14

The following table summarizes the activity related to amounts recorded for uncertain tax positions, excluding interest and penalties (in millions):

Unrecognized Tax Benefits
Balance at December 31, 2016	$334.5
Additions:
Positions related to the current year	46.1
Positions related to prior years	77.9
Reductions:
Settlements with taxing authorities	(11.1)
Lapse of statutes of limitation	(0.1)
Decrease in prior year positions(1)	(99.4)
Balance at December 31, 2017	347.9
Additions:
Positions related to the current year	39.4
Positions related to prior years	6.8
Reductions:
Settlements with taxing authorities	(6.5)
Lapse of statutes of limitation	(1.1)
Decrease in prior year positions	(6.4)
Cumulative translation adjustment	(3.0)
Balance at December 31, 2018	$377.1

(1)	Represents a revision from the prior year presentation to remeasure certain attributes that offset deferred tax assets as a result of the U.S. Tax Act.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $86.8 million, $82.0 million, and $63.5 million as of December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

Of the total liability for uncertain tax positions, $203.7 million, $204.0 million, and $248.7 million, respectively, would impact the effective tax rate in future periods, if recognized.

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

Perrigo Company plc - Item 8
Note 14

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

On October 31, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Amended Assessment (“NoA”) on November 29, 2018 which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties. We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. As part of this strategy to pursue all available administrative and judicial avenues, Elan Pharma was, on February 25, 2019, granted leave by the Irish High Court to seek judicial review of the issuance of the NoA by Irish Revenue. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. If we are ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission has been stayed until a decision on the judicial review application has been made, which could take up to, or more than, a year.

We have ongoing audits in multiple other jurisdictions, the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Ireland and other jurisdictions in Europe. In addition to the matters discussed above, the IRS is currently auditing our fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015 (which covers the period of the Elan transaction). The Israel Tax Authority's audit of our fiscal years ended June 29, 2013 and June 28, 2014 concluded with no material impact to the financial statements. The Ireland Tax Authority's audit of our years ended December 31, 2012 and December 31, 2013 concluded with a Notice of Amended Assessment.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the financial statements as of December 31, 2018. During the next 12 months, it is reasonably possible that such circumstances may occur that would have a material effect on

Perrigo Company plc - Item 8
Note 14

previously unrecognized tax benefits. As a result, the total net amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by a range estimated at $1.0 million to $17.9 million.

Tax Law Changes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“U.S. Tax Act”). The U.S. Tax Act includes a number of significant changes to existing U.S. tax laws that impact us. These changes include a corporate income tax rate reduction from 35% to 21% and the elimination or reduction of certain U.S. deductions and credits including limitations on the U.S. deductibility of interest expense and executive compensation. The U.S. Tax Act also transitions the U.S. taxation of international earnings from a worldwide system to a modified territorial system. These changes were effective beginning in 2018. The U.S. Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated U.S. owned foreign corporations’ previously untaxed foreign earnings (“Transition Toll Tax”). We paid our full Transition Toll Tax liability as of December 31, 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of the U.S. GAAP ASC 740 income tax accounting for tax law changes enacted in the U.S. during 2017, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. In accordance with SAB 118, for the year ended December 31, 2017, we recorded an income tax benefit of $2.4 million in connection with the remeasurement of certain deferred tax assets and liabilities and also recorded a $17.5 million increase of current tax expense in connection with the Transition Toll Tax on cumulative U.S. owned foreign earnings of $1.2 billion. For the year ended December 31, 2018, we completed the accounting for the income tax effects of the U.S. Tax Act. Based on additional guidance issued by the IRS and updates to our calculations we recorded a benefit of $6.3 million related to the Transition Toll Tax. There were no other material changes to the amounts recorded at December 31, 2017. We also finalized the provisional estimate related to our assertion on unremitted earnings of foreign subsidiaries recording an additional deferred tax liability of $8.3 million for the state income tax impacts of repatriating undistributed foreign earnings.

The U.S. Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred ("period cost method"). At December 31, 2018, we made a reasonable estimate of the tax effect of a GILTI inclusion for 2018 and recorded additional tax expense of $9.4 million, net of U.S. foreign tax credits. We have no tax expense resulting from the base erosion anti-avoidance tax ("BEAT") in 2018 and we recorded an immaterial tax benefit for deductions related to foreign-derived intangible income ("FDII").

On December 22, 2017, the Belgian Parliament approved Belgian tax reform legislation (“Belgium Tax Act”), which was signed by the Belgian King and enacted on December 25, 2017. The Belgium Tax Act provides for a reduction to the corporate income tax rate from 34% to 30%, for 2018 and 2019, as well as a reduced corporate income tax rate of 25% for 2020 and beyond. The Belgium Tax Act also increased the participation exemption on dividend distributions to Belgium entities from 95% to 100%. The Belgium Tax Act also introduces Belgium tax consolidation and other anti-tax avoidance directives. For the year ended December 31, 2017, we recorded additional income tax expense of $24.1 million for the remeasurement of certain deferred tax assets and additional income tax benefit of $33.2 million for the remeasurement of certain deferred tax liabilities as a result of the Belgium Tax Act. Lastly, for the year ended December 31, 2018, we fully reversed the deferred tax liability recorded for Belgian Fairness Tax assessment on unrepatriated earnings, as this tax was ruled unconstitutional in the first quarter of 2018.

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

We assumed a number of defined contribution plans associated with the Omega acquisition and we pay contributions to the pension insurance plans.

Our contributions to all of the plans were as follows (in millions):

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$25.2	$25.5	$26.1

Pension and Post-Retirement Healthcare Benefit Plans

In connection with the Elan acquisition, we assumed the liability of two defined benefit plans (staff and executive plan) for employees based in Ireland. These plans were subsequently merged and all plan assets and liabilities were transferred from the executive scheme to the staff scheme as a result of a plan combination.

In connection with the Omega acquisition, we assumed the liability of a number of defined benefit plans covering employees based primarily in the Netherlands, Belgium, Germany, Switzerland, Greece, France, and Norway. Omega companies operate various pension plans across each country.

Our defined benefit pension plans are managed externally and the related pension costs and liabilities are assessed at least annually in accordance with the advice of a qualified professional actuary. We used a December 31, 2018 measurement date and all plan assets and liabilities are reported as of that date.

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

Perrigo Company plc - Item 8
Note 15

The change in the projected benefit obligation and plan assets consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Projected benefit obligation at beginning of period	$174.0	$158.9	$6.2	$5.8
Curtailment	(1.2)	(1.0)	—	—
Service costs	3.0	4.5	0.6	0.6
Interest cost	3.8	3.3	0.2	0.2
Actuarial gain	(1.6)	(10.3)	(1.3)	(0.3)
Contributions paid	0.3	0.1	—	—
Benefits paid	(1.6)	(2.5)	(0.1)	(0.1)
Settlements	(0.5)	—	—	—
Foreign currency translation	(7.6)	21.0	—	—
Projected benefit obligation at end of period	$168.6	$174.0	$5.6	$6.2
Fair value of plan assets at beginning of period	162.5	138.2	—	—
Actual return on plan assets	(3.1)	5.5	—	—
Benefits paid	(1.6)	(2.5)	(0.1)	—
Settlements	(0.5)	—	—	—
Employer contributions	1.2	2.2	0.1	—
Contributions paid	0.3	0.1	—	—
Foreign currency translation	(6.9)	19.0	—	—
Fair value of plan assets at end of period	$151.9	$162.5	$—	$—
Unfunded status	$(16.7)	$(11.5)	$(5.6)	$(6.2)

Presented as:
Other non-current assets	$15.7	$22.0	$—	$—
Other non-current liabilities	$(32.4)	$(33.5)	$—	$—

The total accumulated benefit obligation for the defined benefit pension plans was as follows (in millions):

Year Ended
December 31, 2018	December 31, 2017
$163.2	$167.6

The following unrecognized actual gain (loss) for the other benefits liability was included in OCI, net of tax (in millions):

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$1.3	$0.3	$(0.7)

Perrigo Company plc - Item 8
Note 15

The unamortized net actuarial loss (gain) in AOCI net of tax for defined benefit pension and other benefits was as follows (in millions):

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
$4.4	$(1.3)	$9.5

The total estimated credit amount to be recognized from AOCI into net periodic cost during the next year is $0.7 million.

At December 31, 2018, the total estimated future benefit payments to be paid by the plans for the next five years is approximately $12.3 million for pension benefits and $1.0 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
2019	$1.8	$0.1
2020	2.5	0.2
2021	2.5	0.2
2022	2.8	0.2
2023	2.7	0.3
Thereafter	23.0	2.0

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2018, including the expected future employee service. We expect to contribute $2.4 million to the defined benefit plans within the next year.

Net periodic pension cost consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2018	December 31, 2017	December 31, 2016
Service cost	$3.0	$4.5	$4.1	$0.6	$0.6	$0.6
Interest cost	3.8	3.3	3.6	0.2	0.2	0.2
Expected return on assets	(5.3)	(4.3)	(3.9)	—	—	—
Curtailment	(1.2)	(0.7)	—	—	—	—
Net actuarial loss	0.6	0.8	0.5	(0.1)	(0.1)	—
Net periodic pension cost	$0.9	$3.6	$4.3	$0.7	$0.7	$0.8

Perrigo Company plc - Item 8
Note 15

The components of the net periodic pension cost, other than the service cost component, are included in the line item Other (income) expense, net in the Consolidated Statement of Operations.

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation were:

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2018	December 31, 2017	December 31, 2016
Discount rate	2.04%	1.91%	1.76%	3.59%	3.59%	4.00%
Inflation	1.45%	1.45%	1.43%
Expected return on assets	2.94%	2.90%	2.89%

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high quality corporate bonds, with regards to the duration of the plan's liabilities.

As of December 31, 2018, the expected weighted-average long-term rate of return on assets of 2.9% was calculated based on the assumptions of the following returns for each asset class:

Equities	6.1%
Bonds	1.6%
Absolute return fund	4.0%
Insurance contracts	2.8%
Other	2.6%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

Certain of our plans have target asset allocation ranges. As of December 31, 2018, these ranges were as follows:

Equities	10% - 20%
Bonds	20% - 30%
Absolute return	50% - 60%

Other plans do not have target asset allocation ranges, for such plans, the strategy is to invest mainly in Insurance Contracts.

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

Perrigo Company plc - Item 8
Note 15

The following table sets forth the fair value of the pension plan assets (in millions):

	Year Ended
	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equities	$0.1	$16.2	$—	$16.3	$0.1	$19.1	$—	$19.2
Bonds	1.0	28.6	—	29.6	1.8	30.2	—	32.0
Insurance contracts	—	—	49.9	49.9	—	—	50.8	50.8
Absolute return fund	—	50.5	—	50.5	—	54.5	—	54.5
Other	—	5.6	—	5.6	—	6.0	—	6.0
Total	$1.1	$100.9	$49.9	$151.9	$1.9	$109.8	$50.8	$162.5

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis (in millions):

	Year Ended
	December 31, 2018	December 31, 2017
Assets at beginning of year	$50.8	$43.4
Actual return on plan assets	0.6	1.0
Purchases, sales and settlements, net	0.4	0.9
Foreign exchange	(1.9)	5.5
Assets at end of year	$49.9	$50.8

The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

Deferred Compensation Plans

We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $31.5 million and $34.6 million at December 31, 2018 and December 31, 2017, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $28.8 million and $31.6 million at December 31, 2018 and December 31, 2017, respectively, was recorded in Other non-current liabilities.

Perrigo Company plc - Item 8
Note 16

NOTE 16 - COMMITMENTS AND CONTINGENCIES

We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through the year ended December 31, 2024. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. Future non-cancelable minimum operating lease commitments are as follows (in millions):

Due	Amount
2019	$39.3
2020	32.0
2021	24.9
2022	16.3
2023	10.3
Thereafter	33.0

Rent expense under all leases was $51.2 million, $50.9 million, and $53.0 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

At December 31, 2018, we had non-cancelable purchase obligations totaling $758.3 million consisting of contractual commitments to purchase materials and services to support operations. The obligations are expected to be paid within one year.

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of December 31, 2018, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits

We have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class actions alleging that we and other manufacturers of the same product engaged in anti-competitive behavior to fix or raise the prices of certain drugs and/or allocate customers starting, in some instances, as early as June 2013. The products in question are Clobetasol gel, Desonide, and Econazole. The same class plaintiffs have filed complaints naming us as a co-defendant, along with 27 other manufacturers, alleging an overarching conspiracy to fix or raise the prices of 15 generic prescription pharmaceutical products starting in 2011. Perrigo manufactures only two of the products at issue, Nystatin cream and Nystatin ointment. We have also been named a co-defendant along with 35 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of 31 generic prescription pharmaceutical products starting in 2013, another by a large managed care organization alleging price-fixing and customer allocation concerning 17 different products among 27 manufacturers including Perrigo, and most recently, a similar suit brought by a health insurance carrier in the District Court of Minnesota alleging a conspiracy to fix prices of 30 products among 30 defendants. Certain complaints listed above were amended in December 2017 and January 2018. We expect the Minnesota complaint to be consolidated for pretrial proceedings with the complaints above, along with complaints filed against other companies alleging price fixing with respect to more than two dozen other drugs, as part of a case captioned In re Generic Pharmaceuticals Pricing Antitrust Litigation, MDL No. 2724 in the U.S. District Court for the Eastern District of Pennsylvania. Pursuant to the court’s schedule staging various cases in phases, we moved to dismiss the complaints relating to Clobetasol and Econazole. The Court issued a decision denying the motions in part in October 2018; and issued a second decision in February 2019 dismissing various state law claims, but allowing other state law claims to proceed. Responses to certain other complaints were filed on February 21, 2019 and

Perrigo Company plc - Item 8
Note 16

limited discovery relating to the claims in the various cases has commenced. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

Securities Litigation

In the United States (cases related to events in 2015-2017)

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders - shareholders who purchased shares during the period April 21, 2015 through May 3, 2017 on the U.S. exchanges; shareholders who purchased shares during the same period on the Tel Aviv exchange; and shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares.The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation has begun. We intend to defend the lawsuit vigorously.

On November 1, 2017, Carmignac Gestion, S.A., filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Carmignac Gestion, S.A. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants

Perrigo Company plc - Item 8
Note 16

as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through April 2016. Plaintiff contends that the defendants provided inadequate disclosure throughout the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, our reporting about the generic prescription pharmaceutical business and its prospects, and the activities surrounding the efforts to defeat the Mylan tender offer during 2015. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiff does not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. We intend to defend the lawsuit vigorously.

On January 16, 2018, Manning & Napier Advisors, LLC filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Manning & Napier Advisors, LLC v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5) and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. We intend to defend the lawsuit vigorously.

On January 26, 2018, two different plaintiff groups (the Mason Capital group and the Pentwater group) each filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). The same law firm represents these two plaintiff groups, and the two complaints are substantially similar. These two cases are not securities class actions. One case is styled Mason Capital L.P., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The other case is styled Pentwater Equity Opportunities Master Fund Ltd., et al.  v. Perrigo Company plc, et al., and also was filed in the U.S. District Court for the District of New Jersey. Both cases are assigned to the same federal judge that is hearing the class action case and the other individual cases described above (Carmignac and Manning & Napier). Each complaint asserts claims under Securities Exchange Act sections 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations describe events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in these two cases overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the Carmignac case described above. The plaintiff does not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the cases has begun. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 8
Note 16

On February 13, 2018, a group of plaintiff investors affiliated with Harel Insurance Investments & Financial Services, Ltd. filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). This lawsuit is not a securities class action. The new complaint is substantially similar to the amended complaint in the Roofers' Pension Fund case. The relevant period in the new complaint stretches from February 2014 to May 2, 2017. The complaint adds as defendants two individuals who served on our Board prior to 2016. The case is styled Harel Insurance Company, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey and is assigned to the same federal judge that is hearing the class action cases and the four other individual cases described above (Carmignac, Manning & Napier, Mason Capital, and Pentwater). The Harel Insurance Company complaint asserts claims under Securities Exchange Act section 10(b) (and related SEC Rule 10b‑5) and section 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. The complaint also asserts claims based on Israeli securities laws. In general, the plaintiffs' allegations describe events during the period from February 2014 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset from February 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the four opt out cases also described above. The plaintiffs do not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the litigation has begun. We intend to defend the lawsuit vigorously.

On February 16, 2018, First Manhattan Company filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled First Manhattan Co. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the five other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. This lawsuit was filed by the same law firm that filed the Manning & Napier Advisors case and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier Advisors case. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. On April 20, 2018, the plaintiff filed an amended complaint that did not materially change the factual allegations of the original complaint. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants filed a motion to dismiss addressing the additional allegations in this case. We intend to defend the lawsuit vigorously.

On April 20, 2018, a group of plaintiff investors affiliated with TIAA-CREF filed a lawsuit against us and the same individuals who are the defendants in the Harel Insurance case complaint. This lawsuit is not a securities class action. The law firm representing the plaintiffs in the Harel Insurance case also represents the TIAA-CREF plaintiff entities in this case, and the new complaint is substantially similar to the Harel Insurance complaint. The relevant period in the new complaint is August 14, 2014 to May 2, 2017 inclusive. The case is styled TIAA-CREF Investment Management, LLC., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey and is assigned to the same federal judge that is hearing the class action case and the six other individual cases described above (Carmignac, Manning & Napier, Mason Capital, Pentwater, Harel Insurance, and First Manhattan). The TIAA-CREF Investment Management complaint asserts claims under Securities

Perrigo Company plc - Item 8
Note 16

Exchange Act section 10(b) (and related SEC Rule l0b-5), section 14(e) (related to tender offer disclosures) against all defendants as well as section 20(a) control person liability against the individual defendants. In general, plaintiffs' allegations describe events during the period from August 2014 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset from August 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiffs do not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the litigation has begun. We intend to defend the lawsuit vigorously.

On October 29, 2018, Nationwide Mutual Funds and Nationwide Variable Insurance Trust (both on behalf of several fund series) filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Nationwide Mutual Funds, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the seven other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs' allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the First Manhattan case, the Manning & Napier Advisors case, and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofer’s Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. The defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. We intend to defend the lawsuit vigorously.

On November 15, 2018, a group of plaintiff investors affiliated with Westchester Capital Funds filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P. case and the Pentwater Equity Opportunities Master Fund Ltd. case (described above) represents the affiliates of the Westchester Funds in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations of the complaints in the Mason Capital and in the Pentwater cases described above. The case is styled WCM Alternative: Event-Drive Fund, et al. v. Perrigo Co., plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The WCM case is assigned to the same federal judge that is hearing the Roofer’s Fund class action case and the eight other individual cases described above. The complaint asserts claims under Securities Exchange Act sections 10(b) (and SEC Rule 10b‑5) and 14(e) against all defendants as well as 20(a) control person claims against the individual defendants. In general, the plaintiffs’ allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 as well us up through May 3, 2017. Plaintiffs identify disclosures concerning the valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiffs do not provide an estimate of damages. In view of the court’s July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the cases has begun. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 8
Note 16

On November 15, 2018, a group of plaintiff investors affiliated with Hudson Bay Capital Management LP filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P., the Pentwater Equity Opportunities Master Fund Ltd., and the WCM cases (described above) represents the affiliates of Hudson Bay Capital Management in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations of the complaints in the Mason Capital, in the Pentwater, and in the WCM cases described above. The case is styled Hudson Bay Master Fund Ltd., et al. v. Perrigo Co., plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The Hudson Bay Fund case is assigned to the same federal judge that is hearing the Roofer’s Fund class action case and the nine other individual cases described above. The complaint asserts claims under Securities Exchange Act section 14(e) against all defendants and section 20(a) control person claims against the individual defendants. In general, the plaintiffs’ allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiffs do not provide an estimate of damages. In view of the court’s July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the cases has begun. We intend to defend the lawsuit vigorously.

On January 31, 2019, Schwab Capital Trust and a variety of other Schwab entities filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Schwab Capital Trust, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the ten other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b‑5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the Carmignac case, the Manning & Napier case, the First Manhattan case, and the Nationwide Mutual Funds case described above and generally makes the same factual assertions as in the Nationwide Mutual Funds case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofer’s Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above. The plaintiff does not provide an estimate of damages. The parties have agreed that the defendants will not have to respond to the complaint until 45 days after the court decides the motion to dismiss pending in the Carmignac, Manning & Napier, First Manhattan, and Nationwide Mutual cases described above. We intend to defend the lawsuit vigorously.

On February 6, 2019, OZ Master Fund, Ltd. and a related entity filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled OZ Master Fund, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the eleven other opt out cases described above. The complaint asserts claims under Securities Exchange Act sections 10(b) (and SEC Rule 10b‑5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above. The plaintiff does not provide an estimate of damages. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 8
Note 16

On February 14, 2019, Highfields Capital I LP, and related entities filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Highfields Capital I LP, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of Massachusetts. The complaint asserts claims under Securities Exchange Act sections 14(e) and 18 against all defendants, as well as 20(a) control person liability against the individual defendants. The complaint also asserts Massachusetts state law claims under Massachusetts Unfair Business Methods Law (chapter 93A § 11), and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged improper accounting for the Tysabri® asset. Some of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above and with allegations in one or more of the opt out cases described above. Plaintiffs do not provide a clear calculation of how they estimated damages and seek treble damages, punitive damages, and attorney's fees.

On February 22, 2019, Aberdeen Canada Funds -- Global Equity Funds (and 30 other entities, some unrelated to Aberdeen) filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Aberdeen Canada Funds -- Global Equity Fund, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the twelve other opt-out cases pending in that Court. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b‑5) against all defendants and 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged undisclosed pricing pressure for generic prescription pharmaceuticals, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the Carmignac case, the Manning & Napier case, the First Manhattan case, the Nationwide Mutual Funds case, and the Schwab Capital Trust case described above, and generally makes the same factual assertions as in the Nationwide Mutual Funds case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofer’s Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above. The parties have agreed that the defendants will not have to respond to the complaint until 45 days after the court decides the motion to dismiss pending the Carmignac, Manning & Napier, First Manhattan, and Nationwide Mutual Funds cases described above. The plaintiff does not provide an estimate of damages. We intend to defend the lawsuit vigorously.

In Israel (cases related to events in 2015-2017)

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

Perrigo Company plc - Item 8
Note 16

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

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purports to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleges violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contend that the Company, in its Form 10‑Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff does not provide an estimate of class damages. The Court has begun the process of selecting lead plaintiff. We intend to defend the lawsuit vigorously.

In Israel (cases related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the Masih case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 8
Note 16

proceedings have been stayed pending the outcome of the mediation process and, if necessary, a decision on the motion to appeal.

On November 14, 2017 the parties submitted an agreed settlement agreement to the approval of the Supreme Court, which referred the approval back to the District Court. During three hearings that took place on November 29, 2017, December 13, 2017 and January 11, 2018, the District Court opined that it would approve the settlement agreement subject to certain amendments to be proposed by the Court (which would not impact the monetary settlement reached) and set a hearing for January 30, 2018 to discuss and finalize the proposed changes. Meanwhile, the Court ordered the settlement to be (1) provided to the Attorney General for review (standard procedure); and (2) published in the written media (newspapers), to enable the class members to submit any objections or “opt-out” to  the proposed settlement by February 15, 2018.

On February 21, 2018, the District Court held a hearing to, among other things, review objections received from class members who had notified the District Court of their desire to opt out of the settlement. In addition, a representative of the Israeli Attorney General’s office notified the District Court that, based upon their preliminary examination of the settlement, they intend to object to the settlement in its current form. The District Court recommended that the parties continue to discuss and minimize objections to the settlement and scheduled another hearing for May 13, 2018.

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

On August 2, 2018, the Attorney General ("AG") submitted its objection to the settlement, noting, among other things, that it did not provide compensation for harm to autonomy. On August 12, 2018, we submitted our response to the Attorney General's objection together with an amended settlement which incorporated the court's comments.  Following the submission of the amended settlement agreement on August 23, 2018, the District Court rendered a decision that it will be willing to approve the amended settlement agreement providing that a few additional amendments will be made. Both parties agreed to carry out the requested amendments. On September 13, 2018, the AG filed a request to file a response to the amended settlement agreement and asked for an extension to file a response until November 11, 2018, which was granted by the court. On November 11, 2018 the AG asked and was granted another ten days extension to file a response. On November 21, 2018 the AG filed its response in which he mainly repeated his previous objection to the settlement claiming that the settlement amount does not provide a suitable compensation for harm to the autonomy and that the mechanism payment is complex and will deter patients from receiving appropriate compensation for pain and suffering. The AG repeated his opinion that each member of the group should be compensated for harm to the autonomy while claiming a minimum amount of 250NIS should be provided for each patient. In addition, the AG detailed an alternative mechanism and list of categories that he asserts would be a better and less complex solution to provide the compensation amount.

On November 29, 2018, the court approved the Eltroxin settlement agreement. In a lengthy decision, the court detailed the various aspects of the settlement as well as the objections submitted to the settlement, including the main objection submitted by the Attorney General. The court added a number of comments ordering the parties to make minor changes to the agreement, mainly concerning the operation of the mechanism, however none of the agreement foundations are affected by these changes. The court found that the settlement is "worthwhile, reasonable and fair" and ordered its publication and approval.

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

Perrigo Company plc - Item 8
Note 16

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

Other Matters

Our Board of Directors received a shareholder demand letter dated October 30, 2018 relating to the allegations in the securities cases and price fixing lawsuits described above. The letter demands that the Board of Directors initiate an action against certain current and former executives and Board members to recover damages allegedly caused to the Company. In response, the Company reminded the shareholder that any derivative claim can only proceed in accordance with Irish law, the law that governs the Company’s internal affairs. The shareholder has responded that he intends to file a lawsuit asserting derivative claims but has not yet filed a lawsuit.

NOTE 17 - COLLABORATION AGREEMENTS AND OTHER CONTRACTUAL ARRANGEMENTS

Terms of our various collaboration agreements may require us to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on the future sale, if any, of commercial products resulting from the collaboration. Milestone and up-front payments made are generally recorded in research and development expense if the payments relate to drug candidates that have not yet received regulatory approval. Milestone and up-front payments made related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as revenue, and royalties paid are generally reflected as cost of goods sold. We enter into a number of collaboration agreements in the ordinary course of business. The following is a brief description of notable agreements entered into.

Development Agreements

On May 15, 2015, we entered into a contractual arrangement with a third party that specializes in R&D and obtaining approval for various drug candidates to develop specific products. We entered into additional contractual arrangements in 2016 with the same counterparty. If the products receive FDA approval, we are required to acquire the ANDAs at pre-determined multiples of the associated development costs. If we acquire approved products under these arrangements, we will capitalize these as intangible assets and amortize them over their useful lives. We paid $30.4 million to acquire Diclo 3% during the three months ended September 2, 2018 (refer to Note 3). The contractual future purchase obligations for other products in development by the third party as of December 31, 2018 totaled an estimated $173.0 million. Purchase obligations could be higher or lower than the estimated contractual amounts based on the third party’s actual development costs to obtain regulatory approval.

Development-Stage Rx Products

On May 1, 2015, we entered into a development agreement with a clinical stage biotechnology company for the development of two specialty pharmaceutical products. We paid $18.0 million for an option to acquire the two products, which we reported in R&D expense. On March 1, 2016, we exercised the purchase option to acquire both products, which obligated us to make additional potential milestone payments of up to $30.0 million in the event of regulatory approval and certain sales milestones. We were also obligated to make royalty payments over periods ranging from seven to ten years from the launch of each product. On December 20, 2017, we completed the sale of one of the Development-Stage Rx Products (refer to Note 3), which reduced our potential milestone payment obligations from $30.0 million to $17.5 million, plus royalties.

Generic Injectable Products

In December 2017, we entered into a collaboration agreement with a generic pharmaceutical development company, pursuant to which the parties will collaborate in the ongoing development and commercialization of a generic injectable product. We will provide assistance, including preparing and filing the product ANDA, and be responsible for commercializing the product. As part of the agreement, we paid a $2.5 million milestone payment on the effective date of the agreement. The $2.5 million fee is reported in Research and development on the consolidated financial statements. We will make additional payments if regulatory approval is obtained and certain

Perrigo Company plc - Item 8
Note 17

other development milestones are achieved. These contingent milestone payments could total $14.5 million in the aggregate. There can be no assurance that any such products will be approved by the FDA on the anticipated schedule or at all.

Additional future milestone payments and receipts related to agreements not specifically discussed above are not material.

NOTE 18 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and asset impairments. The following reflects our restructuring activity (in millions):

Balance at December 31, 2015	$20.7
Additional charges	31.0
Payments	(35.8)
Non-cash adjustments	3.8
Balance at December 31, 2016	19.7
Additional charges	61.0
Payments	(59.6)
Non-cash adjustments	0.3
Balance at December 31, 2017	21.4
Additional charges	21.0
Payments	(18.8)
Non-cash adjustments	0.4
Balance at December 31, 2018	$24.0

The charges incurred during the years ended December 31, 2018, December 31, 2017, and December 31, 2016 were primarily associated with costs from actions we have taken to streamline our organization, as well as lease exit costs.

Of the amount recorded during the year ended December 31, 2018, $17.4 million related to our CHCI segment. Of the amount recorded during the year ended December 31, 2017, $27.4 million and $17.1 million related to our CHCA and CHCI segments, respectively. Of the amount recorded during the year ended December 31, 2016, $20.9 million related to our CHCI segment. There were no other material restructuring programs in any of the periods presented.

All charges are recorded in Restructuring expense on the Consolidated Financial Statements. The remaining $24.0 million liability for employee severance benefits and lease exit costs will be paid within the next year.

NOTE 19 - SEGMENT AND GEOGRAPHIC INFORMATION

Our segment reporting structure is consistent with the way our management makes operating decisions, allocates resources and manages the growth and profitability of the business (refer to Note 1).

Perrigo Company plc - Item 8
Note 19

Below is a summary of our results by reporting segment (in millions):

	CHCA	CHCI	RX	Other(1)	Unallocated	Total
Year Ended December 31, 2018
Net sales	$2,411.6	$1,495.9	$824.2	$—	$—	$4,731.7
Operating income (loss)	$147.6	$16.5	$222.6	$—	$(150.2)	$236.5
Operating income %	6.1%	1.1%	27.0%	—%	—%	5.0%
Total assets	$3,571.7	$4,729.2	$2,682.5	$—	$—	$10,983.4
Capital expenditures	$65.0	$21.8	$15.8	$—	$—	$102.6
Property, plant and equipment, net	$530.3	$165.0	$133.8	$—	$—	$829.1
Depreciation/amortization	$104.8	$223.2	$95.6	$—	$—	$423.6
Change in financial assets	$—	$—	$—	$—	$(188.7)	$(188.7)

Year Ended December 31, 2017
Net sales	$2,429.9	$1,491.0	$969.7	$55.6	$—	$4,946.2
Operating income (loss)	$445.0	$12.5	$307.6	$8.7	$(175.6)	$598.2
Operating income (loss) %	18.3%	0.8%	31.7%	15.6%	—%	12.1%
Total assets	$3,786.8	$5,029.0	$2,813.0	$—	$—	$11,628.8
Capital expenditures	$39.5	$27.5	$21.6	$—	$—	$88.6
Property, plant and equipment, net	$512.7	$180.9	$139.5	$—	$—	$833.1
Depreciation/amortization	$115.2	$223.7	$100.1	$5.8	$—	$444.8
Change in financial assets	$—	$—	$—	$—	$24.9	$24.9

Year Ended December 31, 2016
Net sales	$2,507.1	$1,652.2	$1,042.8	$78.5	$—	$5,280.6
Operating income (loss)	$399.8	$(2,087.4)	$(0.2)	$(195.1)	$(116.8)	$(1,999.7)
Operating income (loss) %	15.9%	(126.3)%	—%	7.8%	—%	(37.9)%
Total assets	$3,351.3	$4,795.2	$2,646.4	$3,077.2	$—	$13,870.1
Capital expenditures	$59.1	$23.7	$20.4	$3.0	$—	$106.2
Property, plant and equipment, net	$528.3	$167.2	$129.7	$44.9	$—	$870.1
Depreciation/amortization	$119.1	$210.0	$120.1	$7.8	$—	$457.0
Change in financial assets	$—	$—	$—	$2,608.2	$—	$2,608.2

(1)	Includes our former Specialty Sciences segment.

The net book value of Property, plant and equipment, net by location was as follows (in millions):

	Year Ended
	December 31, 2018	December 31, 2017
U.S.	$548.7	$538.3
Europe(1)	152.3	160.2
Israel	77.6	81.5
All other countries	50.5	53.1
	$829.1	$833.1

(1) Includes Ireland Property, plant and equipment, net of $9.8 million and $4.6 million, for the years ended December 31, 2018 and December 31, 2017, respectively.

Perrigo Company plc - Item 8
Note 19

Sales to Walmart as a percentage of Consolidated Net sales (reported primarily in our CHCA segment) were as follows:

Year Ended
December 31, 2018	December 31, 2017	December 31, 2016
12.8%	13.0%	13.0%

NOTE 20 - QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of our last eight quarters. The information below has been prepared on a basis consistent with our audited consolidated financial statements (in millions, except per share amounts):

	First Quarter	Second Quarter (2)	Third Quarter (3)	Fourth Quarter
Year Ended December 31, 2018
Net sales	$1,217.0	$1,186.4	$1,133.1	$1,195.2
Gross profit	$492.7	$471.0	$424.8	$443.0
Change in financial assets	$9.6	$(0.6)	$(74.9)	$(122.8)
Net income (loss)	$80.8	$36.2	$(67.5)	$81.5
Earnings (loss) per share(1):
Basic	$0.57	$0.26	$(0.49)	$0.60
Diluted	$0.57	$0.26	$(0.49)	$0.60
Weighted average shares outstanding
Basic	140.8	138.1	137.4	135.9
Diluted	141.4	138.7	137.4	136.3

(1)    The sum of individual per share amounts may not equal due to rounding.

(2)	Includes of $53.2 million.

(3)	Includes of $221.8 million and of $18.0 million.

	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter
Year Ended December 31, 2017
Net sales	$1,194.0	$1,237.9	$1,231.3	$1,283.0
Gross profit	$464.4	$504.6	$497.8	$512.7
Change in financial assets	$(17.1)	$38.7	$2.6	$0.7
Net loss	$71.6	$(69.6)	$44.5	$73.1
Loss per share(1):
Basic	$0.50	$(0.49)	$0.31	$0.52
Diluted	$0.50	$(0.49)	$0.31	$0.52
Weighted average shares outstanding
Basic	143.4	143.3	141.3	140.8
Diluted	143.6	143.3	141.7	141.2

(1)    The sum of individual per share amounts may not equal due to rounding.

(2)	Includes of $12.2 million, of $21.8 million, and restructuring expense of $38.7 million.

(3)	Includes of $18.5 million, and of $135.2 million.

(4)	Includes of $3.3 million, and of $4.0 million.

ITEM 9.

Not applicable.

ITEM 9A.

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018. Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2018 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2018.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.

Based on the evaluation under these frameworks, management has concluded that our internal control over financial reporting was effective as of December 31, 2018. The results of management’s assessment have been reviewed with our Audit Committee.

Perrigo Company plc - Item 8

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report that is included herein.

REMEDIATION OF PRIOR MATERIAL WEAKNESS

The material weakness over the income tax process that was initially identified during our fiscal year ended December 31, 2016, and remained at December 31, 2017 was remediated during our fiscal year ended December 31, 2018, and we determined that we maintained effective controls over our income tax accounting process as of December 31, 2018.

With oversight from the Audit Committee, we took significant steps to remediate our internal control deficiencies in income taxes by redesigning our controls. Our efforts consisted primarily of strengthening our tax organization and designing a suite of controls related to the components of our income tax process, including valuation allowances, uncertain tax positions and non-routine events and transactions, to enhance our management review controls over income taxes. The key remediation actions taken included:

•	Reviewing our income tax processes and controls and enhancing the overall design and procedures performed in calculating our income tax provision on an interim and annual basis;

•	Significantly strengthening our tax capabilities through a combination of key new hires and providing additional resources;

•	Re-designing our management review controls and enhancing the precision of review around the key income tax areas; and

•	Demonstrating consistent operating effectiveness of our management review controls over income taxes over a number of quarterly periods.

(c)    Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

Not applicable.

Perrigo Company plc - Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on Internal Control Over Financial Reporting

We have audited Perrigo Company plc’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Perrigo Company plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 27, 2019

Perrigo Company plc - Item 10

PART III.

ITEM 10.

(a)Directors of Perrigo Company plc.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2019 under the heading "Election of Directors" or will be included in an amendment to this annual report on Form 10-K.

(b)Executive Officers of Perrigo Company plc.

See Part I, Additional Item of this Form 10-K under the heading "Executive Officers of the Registrant."

(c)Audit Committee Financial Expert.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2019 under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(d)Identification and Composition of the Audit Committee.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2019 under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(e)Compliance with Section 16(a) of the Exchange Act.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2019 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" or will be included in an amendment to this annual report on Form 10-K.

(f)Code of Ethics.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2019 under the heading "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 11.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2019 under the headings "Executive Compensation", "Renumeration Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation" or will be included in an amendment to this annual report on Form 10-K.

ITEM 12.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2019 under the heading "Ownership of Perrigo Ordinary Shares" or will be included in an amendment to this annual report on Form 10-K. Information concerning equity compensation plans is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2019 under the heading "Equity Compensation Plan Information" or will be included in an amendment to this annual report on Form 10-K.

Perrigo Company plc - Item 13

ITEM 13.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2019 under the heading "Certain Relationships and Related-Party Transactions" and "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 14.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2019 under the heading "Ratification, in a Non-Binding Advisory Vote, of the Appointment of Ernst & Young LLP as Independent Auditor of the Company and Authorization, in a Binding Vote, of the Board of Directors, Acting Through the Audit Committee, to Fix the Renumeration of the Auditor" or will be included in an amendment to this annual report on Form 10-K.

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

10.3
Term Loan Credit Agreement by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of March 8, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2018).

10.4
Purchase and Sale Agreement by and among Perrigo Pharma International Designated Activity Company, Perrigo Company plc and RPI Finance Trust, dated February 27, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2017) (File No. 001-36353).

10.5*	Perrigo Annual Incentive Plan, as amended and restated effective February 13, 2019 (filed herewith).

10.6*
2008 Long-Term Incentive Plan, adopted November 4, 2008 (incorporated by reference from Exhibit 10(b) to Perrigo Company's Quarterly Report on Form 10-Q filed on February 3, 2009) (File No. 000-19725).

Perrigo Company plc - Item 15
Exhibits

10.7*	2013 Long-Term Incentive Plan (incorporated by reference from Annex J to the Company’s Registration Statement on Form S-4/A filed on October 8, 2013) (File No. 333-190859).

10.8*
Amendment No. 1 to the 2013 Long-Term Incentive Plan, dated as of January 29, 2014 (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.9*
Amendment No. 2 to the 2013 Long-Term Incentive Plan, effective as of July 9, 2015 (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on August 13, 2015) (File No. 001-36353).

10.10*
Amendment No. 3 to the 2013 Long-Term Incentive Plan, effective as of November 3,2017 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.11*	Amendment No. 4 to the 2013 Long-Term Incentive Plan, effective as of February 13, 2019 (filed herewith).

10.12*
Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007 (incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on October 11, 2007) (File No. 000-19725).

10.13*
Amendment One to the Nonqualified Deferred Compensation Plan, dated December 3, 2009 (incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on August 14, 2014) (File No. 001-36353).

10.14*
Amendment Two to the Nonqualified Deferred Compensation Plan, dated as of October 10, 2012, (incorporated by reference from Exhibit 10.1 to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2013) (File No. 000-19725).

10.15*
Amendment Three to the Nonqualified Deferred Compensation Plan, dated as of November 13, 2013 (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.16*
Amendment Four to the Nonqualified Deferred Compensation Plan, dated as of January 31, 2014 (incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.17*
Amendment Five to the Nonqualified Deferred Compensation Plan, dated as of August 17, 2015 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2015) (File No. 001-36353).

10.18*
Amendment Six to the Perrigo Company Nonqualified Deferred Compensation Plan, dated as of July 23, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018) (File No. 001-36353).

10.19*
Perrigo Company Employee Severance Programme - Ireland, effective December 18, 2016 (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.20*	Perrigo Company plc Executive Committee Severance Policy, as amended and restated effective February 13, 2019 (filed herewith).

10.21*	Perrigo Company plc Change in Control Severance Policy for U.S. Employees, as amended and restated effective February 13, 2019 (filed herewith).

10.22*	Perrigo Company plc U.S. Severance Policy, as amended and restated effective February 13, 2019 (filed herewith).

10.23*
Forms of Non-Qualified Stock Option Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.49 to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2009) (File No. 000-19725).

10.24*
Forms of Non-Qualified Stock Option Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan (incorporated by reference from Exhibit 10(c) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 3, 2009) (File No. 000-19725).

10.25*
Form of Long-Term Incentive Award Agreement under Perrigo Company's 2003 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on August 22, 2006) (File No. 000-19725).

Perrigo Company plc - Item 15
Exhibits

10.26*
Form of Long-Term Incentive Award Agreement under Perrigo Company's 2003 Long-Term Incentive Plan (incorporated by reference from Exhibit 10(a) to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2007) (File No. 000-19725).

10.27*
Form of 2006 Long-Term Incentive Award Agreement, for Approved Section 102 Awards under Perrigo Company’s 2003 Long-Term Incentive Plan (incorporated by reference from Exhibit 10(f) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007) (File No. 000-19725).

10.28*
Form of 2006 Long-Term Incentive Award Agreement under Perrigo Company’s 2003 Long-Term Incentive Plan (incorporated by reference from Exhibit 10(g) to Perrigo Company’s Quarterly Report on Form 10-Q filed on May 8, 2007) (File No. 000-19725).

10.29*
Forms of Restricted Stock Unit Award Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.50 to Perrigo Company’s Annual Report on Form 10-K filed on August 18, 2009) (File No. 000-19725).

10.30*
Forms of Restricted Stock Unit Award Agreement pursuant to Perrigo Company’s 2008 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.52 to Perrigo Company's Annual Report on Form 10-K filed on August 16, 2011) (File No. 000-19725).

10.31*
Forms of Grant Agreement under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.32*
Forms of Restricted Stock Unit Award Agreement (Service-Based) under the Company’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014) (File No. 001-36353).

10.33*
Forms of Service-Based and Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 22, 2015) (File No. 001-36353).

10.34*
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

10.36*
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

10.38*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.41 to the Company’s Transition Report on Form 10-KT filed on February 25, 2016) (File No. 001-36353).

10.39*
Forms of Amendment to Service-Based Restricted Stock Unit Award Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.40*
Forms of Amendment to Performance-Based Restricted Stock Unit Award Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.41*
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

10.43*
Forms of Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.44*
Forms of Nonqualified Stock Option Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.45*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company’s Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2018) (File No. 001-36353).

10.46*
Forms of Service-Based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.47*
Forms of Performance-Based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.48*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.49*	Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (filed herewith).

10.50*	Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (filed herewith).

10.51*	Forms of Performance-based Restricted Stock Unit Award Agreements under Perrigo Company plc’s 2013 Long-Term Incentive Plan (filed herewith).

10.52*	Form of Perrigo Company plc Director Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.53*	Form of Perrigo Company plc Officer Indemnity Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.54*	Form of Perrigo Company Indemnity Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.55*
Amendment No.1 to Employment Agreement, effective as of June 5, 2017, made by and among Perrigo Company plc, Perrigo Management Company and John T. Hendrickson (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2017) (File No. 001-36353).

10.56*
Letter Agreement between Perrigo Company plc and Ronald L. Winowiecki, dated July 18, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017) (File No. 001-36353).

10.57*
Employment Agreement, effective as of January 15, 2018, by and between Perrigo Pharma International DAC and Uwe Roehrhoff (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2018) (File No. 001-36353).

10.58*
Amendment No. 1 to Employment Agreement, effective as of January 26, 2018, by and between Perrigo Pharma International DAC Company and Uwe Roehrhoff (incorporated by reference from exhibit 10.68 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.59*
Employment Agreement, dated as of May 7, 2018, by and between Perrigo Management Company and Uwe Roehrhoff (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2018) (File No. 001-36353).

10.60*
Separation Agreement and General Release, effective as of October 8, 2018, by and between Perrigo Management Company and Uwe F. Roehrhoff (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2018) (File No. 001-36353).

10.61*
Management Agreement, effective as of February 20, 2017, by and between Omega Pharma International NV and Svend Andersen (incorporated by reference from exhibit 10.69 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.62*
Employment Agreement, effective as of October 8, 2018, by and between Perrigo Management Company and Murray S. Kessler (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2018) (File No. 001-36353).

10.63*	Amendment No. 1 to Employment Agreement, effective as of February 13, 2019, by and between Perrigo Management Company and Murray S. Kessler (filed herewith).

10.64*	Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (filed herewith).

10.65*	Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (filed herewith).

10.66*	Forms of Performance-based Restricted Stock Unit Award Agreements under Perrigo Company plc’s 2013 Long-Term Incentive Plan (filed herewith).

10.67*
Amendment Agreement dated as of June 11, 2018 to the Stock Escrow Agreement, dated March 30, 2015, by and among Alychlo NV, Perrigo Company plc, Perrigo Ireland 2 Limited, Computershare Inc., and Computershare Trust Company, N.A. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018) (File No. 001-36353).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Perrigo Company plc

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY PLC
(in millions)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Allowance for doubtful accounts
Balance at beginning of period	$6.2	$6.3	$4.5
Net bad debt expenses(1)	—	1.4	2.1
Additions/(deductions)(2)	0.2	(1.5)	(0.3)
Balance at end of period	$6.4	$6.2	$6.3

(1)	Includes effects of changes in foreign exchange rates.

(2)	Uncollectible accounts written off, net of recoveries. Also includes effects of changes in foreign exchange rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2018 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on February 27, 2019.

PERRIGO COMPANY PLC

By:	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Murray S. Kessler, Ronald L. Winowiecki and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2018 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2018 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2019.

Signature	Title

/s/ Murray S. Kessler	President and Chief Executive Officer and Director
Murray S. Kessler	(Principal Executive Officer)

/s/ Ronald L. Winowiecki	Chief Financial Officer
Ronald L. Winowiecki	(Principal Accounting and Financial Officer)

/s/ Rolf A. Classon	Chairman of the Board
Rolf A. Classon

/s/ Laurie Brlas	Director
Laurie Brlas

/s/ Bradley A. Alford	Director
Bradley A. Alford

/s/ Adriana Karaboutis	Director
Adriana Karaboutis

/s/ Gary M. Cohen	Director
Gary M. Cohen

/s/ Jeffrey B. Kindler	Director
Jeffrey B. Kindler

/s/ Donal O'Connor	Director
Donal O'Connor

/s/ Geoffrey M. Parker	Director
Geoffrey M. Parker

/s/ Theodore R. Samuels	Director
Theodore R. Samuels

/s/ Jeffrey C. Smith	Director
Jeffrey C. Smith