Form 10-Q
period 2019-03-30
PERRIGO Co plc
filed 2019-05-09
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36353
_______________________________________________
Perrigo Company plc
(Exact name of registrant as specified in its charter)
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Sharp Building, Hogan Place, Dublin 2, Ireland	-
(Address of principal executive offices)	(Zip Code)
+353 1 7094000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________
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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]  YES  [X] NO
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares	PRGO	New York Stock Exchange
As of May 3, 2019, there were 135,991,315 ordinary shares outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; the success of management transition; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company's appeal of the Notice of Assessment ("NoA") issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) and the Notice of Proposed Adjustment ("NOPA") issued by the U.S. Internal Revenue Service and the impact that an adverse result in such proceedings would have on operating results, cash flows and liquidity; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information and litigation relating to uncertain tax positions, including the NoA and the NOPA; potential impacts of ongoing or future government investigations and regulatory initiatives; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions and the success of such transactions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts, and strategic and other initiatives. Statements regarding the separation of the RX business, including the expected benefits, anticipated timing, form of any such separation and whether the separation ultimately occurs, are all subject to various risks and uncertainties, including future financial and operating results, our ability to separate the business, the effect of existing interdependencies with our manufacturing and shared service operations, and the tax consequences of the planned separation to us or our shareholders. Furthermore, we may incur additional tax liabilities in respect of 2016 and prior years or be found to have breached certain provisions of Irish company law in connection with our restatement of our previously-filed financial statements, which may result in additional expenses and penalties. These and other important factors, including those discussed in our form 10-K for the year-ended December 31, 2018, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$1,174.5	$1,217.0
Cost of sales	725.7	724.3
Gross profit	448.8	492.7

Operating expenses
Distribution	23.3	24.7
Research and development	40.2	38.4
Selling	148.6	161.3
Administration	125.1	107.6
Impairment charges	4.1	—
Restructuring	9.3	1.5
Other operating expense (income)	(4.1)	2.9
Total operating expenses	346.5	336.4

Operating income	102.3	156.3

Change in financial assets	(10.4)	9.6
Interest expense, net	28.6	31.4
Other (income) expense, net	3.2	4.3
Loss on extinguishment of debt	—	0.5
Income before income taxes	80.9	110.5
Income tax expense	17.0	29.7
Net income	$63.9	$80.8

Earnings per share
Basic	$0.47	$0.57
Diluted	$0.47	$0.57

Weighted-average shares outstanding
Basic	135.9	140.8
Diluted	136.2	141.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$63.9	$80.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(16.8)	73.0
Change in fair value of derivative financial instruments, net of tax	1.7	(0.6)
Change in post-retirement and pension liability, net of tax	(0.5)	(0.2)
Other comprehensive income (loss), net of tax	(15.6)	72.2
Comprehensive income	$48.3	$153.0
See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$837.9	$551.1
Accounts receivable, net of allowance for doubtful accounts of $6.8 and $6.4, respectively	1,118.7	1,073.1
Inventories	912.9	878.0
Prepaid expenses and other current assets	139.8	400.0
Total current assets	3,009.3	2,902.2
Property, plant and equipment, net	821.1	829.1
Operating lease assets	146.8	—
Goodwill and indefinite-lived intangible assets	3,999.0	4,029.1
Definite-lived intangible assets, net	2,757.9	2,858.9
Deferred income taxes	2.7	1.2
Other non-current assets	382.7	362.9
Total non-current assets	8,110.2	8,081.2
Total assets	$11,119.5	$10,983.4
Liabilities and Shareholders’ Equity
Accounts payable	$549.2	$474.9
Payroll and related taxes	117.3	132.1
Accrued customer programs	379.6	442.4
Accrued liabilities	232.0	201.3
Accrued income taxes	85.9	96.5
Current indebtedness	467.9	190.2
Total current liabilities	1,831.9	1,537.4
Long-term debt, less current portion	2,749.9	3,052.2
Deferred income taxes	282.4	282.3
Other non-current liabilities	554.5	443.4
Total non-current liabilities	3,586.8	3,777.9
Total liabilities	5,418.7	5,315.3
Commitments and contingencies - Refer to Note 13
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,409.4	7,421.7
Accumulated other comprehensive income	69.0	84.6
Retained earnings (accumulated deficit)	(1,777.8)	(1,838.3)
Total controlling interest	5,700.6	5,668.0
Noncontrolling interest	0.2	0.1
Total shareholders’ equity	5,700.8	5,668.1
Total liabilities and shareholders' equity	$11,119.5	$10,983.4

Supplemental Disclosures of Balance Sheet Information
Ordinary shares, issued and outstanding	136.0	135.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2017	140.8	$7,892.9	$253.1	$(1,975.5)	$6,170.5
Adoption of new accounting standards	—	—	(1.0)	6.3	5.3
Net income	—	—	—	80.8	80.8
Other comprehensive income	—	—	72.2	—	72.2
Stock options exercised	—	0.2	—	—	0.2
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	2.7	—	—	2.7
Compensation for restricted stock	—	10.0	—	—	10.0
Cash dividends, $0.19 per share	—	(26.7)	—	—	(26.7)
Shares withheld for payment of employees' withholding tax liability	—	(1.5)	—	—	(1.5)
Repurchases of ordinary shares	(1.3)	(108.1)	—	—	(108.1)
Balance at March 31, 2018	139.7	$7,769.5	$324.3	$(1,888.4)	$6,205.4

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2018	135.9	$7,421.7	$84.6	$(1,838.3)	$5,668.0
Adoption of new accounting standards	—	—	—	(3.4)	(3.4)
Net income	—	—	—	63.9	63.9
Other comprehensive loss	—	—	(15.6)	—	(15.6)
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	1.8	—	—	1.8
Compensation for restricted stock	—	14.2	—	—	14.2
Cash dividends, $0.19 per share	—	(25.9)	—	—	(25.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(2.4)	—	—	(2.4)
Balance at March 30, 2019	136.0	$7,409.4	$69.0	$(1,777.8)	$5,700.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash Flows From (For) Operating Activities
Net income	$63.9	$80.8
Adjustments to derive cash flows:
Depreciation and amortization	96.6	109.5
Share-based compensation	12.4	12.7
Impairment charges	4.1	—
Change in financial assets	(10.4)	9.6
Loss on extinguishment of debt	—	0.5
Restructuring charges	9.3	1.5
Deferred income taxes	3.9	(7.2)
Amortization of debt premium	(1.9)	(2.1)
Other non-cash adjustments, net	13.4	12.1
Subtotal	191.3	217.4
Increase (decrease) in cash due to:
Accounts receivable	(48.5)	2.6
Inventories	(37.5)	(43.7)
Accounts payable	75.4	57.5
Payroll and related taxes	(19.9)	(38.9)
Accrued customer programs	(61.7)	17.3
Accrued liabilities	(3.8)	(24.0)
Accrued income taxes	(10.0)	6.4
Other, net	9.2	(22.2)
Subtotal	(96.8)	(45.0)
Net cash from (for) operating activities	94.5	172.4
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	1.2	10.0
Royalty Pharma contingent milestone payment	250.0	—
Additions to property, plant and equipment	(21.1)	(13.4)
Net proceeds from sale of business and other assets	—	1.3
Net cash from (for) investing activities	230.1	(2.1)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	—	431.0
Payments on long-term debt	(12.3)	(444.5)
Borrowings (repayments) of revolving credit agreements and other financing, net	(0.3)	(6.2)
Deferred financing fees	—	(2.4)
Repurchase of ordinary shares	—	(108.1)
Cash dividends	(25.9)	(26.7)
Other financing, net	(3.1)	(5.7)
Net cash from (for) financing activities	(41.6)	(162.6)
Effect of exchange rate changes on cash and cash equivalents	3.8	0.9
Net increase (decrease) in cash and cash equivalents	286.8	8.6
Cash and cash equivalents, beginning of period	551.1	678.7
Cash and cash equivalents, end of period	$837.9	$687.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

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

We are dedicated to making lives better by bringing “Quality, Affordable Self-Care Products™” that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that enhance individual well-being by empowering consumers to proactively prevent or treat conditions that can be self-managed. We are also a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, gels, and nasal sprays.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements have been included and include our accounts and the accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting Change

               During the three months ended March 30, 2019, we changed the composition of our operating and reporting segments. We moved our Israeli diagnostic business from the Consumer Self-Care International segment to the Prescription Pharmaceuticals segment and we made certain adjustments to our allocations between segments. These changes were made to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 15.

Our new reporting and operating segments are as follows:

•
Consumer Self-Care Americas ("CSCA"), formerly Consumer Healthcare Americas, comprises our consumer self-care business (OTC, contract manufacturing, infant formula and animal health categories) in the U.S., Mexico and Canada.

•
Consumer Self-Care International ("CSCI"), formerly Consumer Healthcare International, comprises our branded consumer self-care business primarily in Europe, our consumer-focused business in the United Kingdom and Australia, and our liquid licensed products business in the United Kingdom.

•	Prescription Pharmaceuticals ("RX"), comprises our Prescription Pharmaceuticals business in the U.S. and our diagnostic business in Israel, which was previously in our CSCI segment.

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
January 1, 2020
We currently plan to adopt the standard prospectively on the effective date. Upon adoption, no impact is currently expected, however, future hosting arrangements treated as service contracts will need to be evaluated for capitalizable costs during implementation. The Consolidated Financial Statement impact will align with the presentation of the underlying hosting contracts, which will be included within Operating expenses.

ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	This guidance amends ASC 820 to add, remove, and modify certain disclosure requirements for fair value measurements.	January 1, 2020
We currently plan to adopt the standard on the effective date. Upon adoption, we will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurement. We will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy.

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
January 1, 2020
We currently plan to adopt the standard prospectively on the effective date. Upon adoption, we will no longer be required to calculate the implied fair value of goodwill to measure a goodwill impairment. Rather, a Step 1 failure will result in an immediate impairment charge based on the carrying value of the reporting unit.

ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Perrigo Company plc - Item 1
Note 2

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
U.S.	$768.8	$786.4
Europe(2)	340.9	361.9
All other countries(3)	64.8	68.7
	$1,174.5	$1,217.0

(1) Derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $5.2 million and $5.4 million for the three months ended March 30, 2019 and March 31, 2018, respectively.
(3) Includes net sales generated primarily in Israel, Mexico, Australia and Canada.

The following is a summary of our net sales by category (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
CSCA(1)
Cough/cold/allergy/sinus	$132.6	$141.5
Gastrointestinal	100.3	92.2
Infant nutritionals	96.0	103.4
Analgesics	88.8	93.7
Smoking cessation	66.8	65.9
Animal health	19.6	26.3
Vitamins, minerals and dietary supplements	3.4	3.0
Other CSCA(2)	74.3	75.6
Total CSCA	581.8	601.6
CSCI
Cough/cold/allergy/sinus	95.7	98.7
Lifestyle	81.5	89.7
Personal care and derma-therapeutics	66.0	75.6
Natural health and vitamins, minerals and dietary supplements	29.8	33.2
Anti-parasites	26.7	28.1
Other CSCI(3)	51.1	52.5
Total CSCI	350.8	377.8
Total RX	241.9	237.6
Total net sales	$1,174.5	$1,217.0

(1)    Includes net sales from our OTC contract manufacturing business.

(2)
Consists primarily of branded OTC, diabetic care, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

(3)	Consists primarily of liquid licensed products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

Perrigo Company plc - Item 1
Note 2

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $67.3 million and $69.4 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	March 30, 2019	December 31, 2018
Short-term contract assets	Prepaid expenses and other current assets	$18.1	$25.5

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2018	Currency Translation Adjustments	March 30, 2019
CSCA(1)	$1,713.7	$1.2	$1,714.9
CSCI(2)	1,151.3	(17.7)	1,133.6
RX	1,114.8	2.9	1,117.7
Total goodwill	$3,979.8	$(13.6)	$3,966.2

(1)	We had accumulated impairments of $24.5 million and $161.2 million for the three months ended March 31, 2018 and March 30, 2019, respectively.

(2)	We had accumulated impairments of $868.4 million for the three months ended March 31, 2018 and March 30, 2019.

Perrigo Company plc - Item 1
Note 3

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	March 30, 2019		December 31, 2018
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$18.5	$—	$18.1	$—
In-process research and development	14.3	—	31.2	—
Total indefinite-lived intangibles	$32.8	$—	$49.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$180.4	$101.9	$178.6	$99.0
Developed product technology, formulations, and product rights	1,333.1	686.0	1,318.8	654.6
Customer relationships and distribution networks	1,562.5	587.6	1,586.6	566.5
Trademarks, trade names, and brands	1,257.8	201.3	1,282.4	188.5
Non-compete agreements	12.6	11.7	12.9	11.8
Total definite-lived intangibles	$4,346.4	$1,588.5	$4,379.3	$1,520.4
Total intangible assets	$4,379.2	$1,588.5	$4,428.6	$1,520.4

We recorded amortization expense of $75.4 million and $87.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

We recorded an impairment charge of $4.1 million on a certain IPR&D asset during the three months ended March 30, 2019 due to changes in projected development and regulatory timelines.

NOTE 4 – INVENTORIES

Major components of inventory were as follows (in millions):

	March 30, 2019	December 31, 2018
Finished goods	$474.0	$444.9
Work in process	199.3	197.5
Raw materials	239.6	235.6
Total inventories	$912.9	$878.0

Perrigo Company plc - Item 1
Note 5

NOTE 5 – FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	March 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$3.7	$—	$—	$9.4	$—	$—
Foreign currency forward contracts	—	3.2	—	—	3.8	—
Funds associated with Israeli severance liability	—	13.4	—	—	13.0	—
Royalty Pharma contingent milestone payments	—	—	83.6	—	—	323.2
Total assets	$3.7	$16.6	$83.6	$9.4	$16.8	$323.2

Liabilities:
Foreign currency forward contracts	$—	$5.8	$—	$—	$9.2	$—
Contingent consideration	—	—	12.4	—	—	15.3
Total liabilities	$—	$5.8	$12.4	$—	$9.2	$15.3

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$42.2
Indefinite-lived intangible assets(2)	—	—	—	—	—	10.5
Definite-lived intangible assets(3)	—	—	—	—	—	22.4
Total assets	$—	$—	$—	$—	$—	$75.1

(1)	As of December 31, 2018, goodwill with a carrying amount of $178.9 million was written down to a fair value of $42.2 million.

(2)	As of December 31, 2018, indefinite-lived intangible assets with a carrying amount of $46.9 million were written down to a fair value of $10.5 million.

(3)	As of December 31, 2018, definite-lived intangible assets with a carrying amount of $72.0 million were written down to a fair value of $22.4 million.

There were no transfers among Level 1, 2, and 3 during the three months ended March 30, 2019 or the year ended December 31, 2018.

Royalty Pharma Contingent Milestone Payments

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone payments (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Beginning balance	$323.2	$134.5
Payments received	(250.0)	—
Change in fair value	10.4	(9.6)
Ending balance	$83.6	$124.9

Perrigo Company plc - Item 1
Note 5

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

	Three Months Ended
	March 30, 2019	March 31, 2018
Volatility	30.0%	30.0%
Rate of return	8.02%	8.08%

During the three months ended March 30, 2019, the fair value of the Royalty Pharma contingent milestone payments increased $10.4 million driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out. During the three months ended March 31, 2018, the fair value of the Royalty Pharma contingent milestone payments decreased $9.6 million due primarily to projected global net sales of Tysabri® temporarily falling below the threshold required for payment of the $250.0 million milestone payment for 2018.

In order for us to receive the 2020 milestone payment of $400.0 million, Royalty Pharma contingent payments for Tysabri® sales in 2020 must exceed $351.0 million. If Royalty Pharma contingent payments for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $83.6 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $316.4 million in Change in financial assets on the Condensed Consolidated Statements of Operations.

Contingent Consideration

The table below summarizes the change in fair value of contingent consideration (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Beginning balance	$15.3	$22.0
Changes in value	1.2	0.4
Currency translation adjustments	—	0.1
Settlements and other adjustments	(4.1)	(4.4)
Ending balance	$12.4	$18.1

Goodwill and Intangible Assets

Animal Health

When determining the fair value of our animal health reporting unit for the year ended December 31, 2018, we utilized a combination of comparable company market and discounted cash flow techniques. In our comparable company market approach, we considered observable market information and transactions for companies that we deemed to be of a comparable nature, scope, and size of animal health (Level 2 inputs). Our cash flow projections included revenue assumptions related to new products, product line extensions, and existing products, plus gross margin, advertising and promotion, and other operating expenses based on the growth plans (Level 3 inputs). In our discounted cash flow analysis, we utilized projected sales growth rate and discount rate assumptions of 2.5% and 9.8%, respectively. The discount rate correlates with the required investment return and risk that we believe market participants would apply to the projected growth rate. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows and applied the jurisdictional tax rate of 22.8%. We weighted indications of fair value resulting from the market approach and present value techniques, considering the

Perrigo Company plc - Item 1
Note 5

reasonableness of the range of measurements and the point within the range that we determined was most representative of fair market conditions.

When assessing our animal health indefinite-lived intangible asset for the year ended December 31, 2018, we utilized a multi-period excess earnings method ("MPEEM") to determine the fair value of the intangible asset. Our cash flow projections included revenue assumptions related to new products, product line extensions, and existing products. We utilized long-term growth rate and discount rate assumptions of (0.3)% and 9.8%, respectively, and we applied a jurisdictional tax rate of 22.8%.

When assessing our animal health definite-lived assets for impairment for the year ended December 31, 2018, we utilized a combination of MPEEM and relief from royalty methods to determine the fair values of definite-lived assets within the asset group. The projected financial information, inputs, and assumptions utilized were consistent with those utilized in the goodwill discounted cash flow analysis described above.

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	March 30, 2019		December 31, 2018
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,600.0		$2,600.0
Fair value	$2,472.0		$2,316.6

Retail bond and private placement note
Carrying value (excluding premium)		$286.1		$292.5
Fair value		$301.9		$307.9

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

NOTE 6 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	March 30, 2019	December 31, 2018
Fair value method	Prepaid expenses and other current assets	$3.7	$9.4
Fair value method(1)	Other non-current assets	$3.7	$4.4
Equity method	Other non-current assets	$15.8	$15.1

(1)	Measured at fair value using the Net Asset Value practical expedient.

Perrigo Company plc - Item 1
Note 6

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended
Measurement Category	Income Statement Location	March 30, 2019	March 31, 2018
Fair value method	Other (income) expense, net	$6.1	$4.4
Equity method	Other (income) expense, net	$(0.7)	$0.2

On January 1, 2018, as a result of the adoption of ASU 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), we made a $1.0 million cumulative-effect adjustment to Retained earnings (accumulated deficit) net of tax that consisted of net unrealized losses on previously classified as available for sale securities from Other comprehensive income ("OCI").

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2019, we adopted Accounting Standards Update No. 2017-12 Targeted Improvements to Accounting for Hedge Activities ("ASU 2017-12") using a modified retrospective approach. Among other provisions, the new standard required modifications to existing presentation and disclosure requirements on a prospective basis. As such, certain disclosures for the three months ended March 31, 2018 and the year ended December 31, 2018 below conform to the disclosure requirements prior to the adoption of ASU 2017-12.

Prior to the adoption of ASU 2017-12, we were required to separately measure and reflect the amount by which the hedging instrument did not offset the changes in the fair value or cash flows of hedged items, which was referred to as the ineffective amount. We assessed hedge effectiveness on a quarterly basis and recorded the gain or loss related to the ineffective portion of derivative instruments, if any, in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Pursuant to the provisions of ASU 2017-12, we are no longer required to separately measure and recognize hedge ineffectiveness. Therefore, we no longer recognize hedge ineffectiveness separately on our Condensed Consolidated Statements of Income, but instead recognize the entire change in the fair value of:

•
Cash flow hedges included in the assessment of hedge effectiveness in OCI. The amounts recorded in OCI will subsequently be reclassified to earnings in the same line item on the Condensed Consolidated Statements of Operations as impacted by the hedged item when the hedged item affects earnings; and

•
Fair value hedges included in the assessment of hedge effectiveness in the same line item on the Condensed Consolidated Statements of Operations that is used to present the earnings effect of the hedged item.

Prior to the adoption of ASU 2017-12, we excluded option premiums and forward points (excluded components) from our assessment of hedge effectiveness for our foreign exchange cash flow hedges. We recognized all changes in fair value of the excluded components in Other (income) expense, net, on the Condensed Consolidated Statements of Operations. The amendments in ASU 2017-12 continue to allow those components to be excluded from the assessment of hedge effectiveness and add cross-currency basis spread as an allowable excluded component. The provisions of ASU 2017-12 allow a policy election to either continue to recognize changes in the fair value of the excluded components currently in earnings or to recognize the initial value of the excluded component using an amortization approach. We have elected to recognize the initial value of the excluded component on a straight-line basis over the life of the derivative instrument, within the same line item on the Condensed Consolidated Statements of Operations that is used to present the earnings effect of the hedged item. The cumulative effect adjustment between Accumulated Other Comprehensive Income ("AOCI") and Retained earnings (accumulated deficit) from applying this policy on existing hedges at the date of adoption was immaterial.

We record derivative instruments on the balance sheet on a gross basis as either an asset or liability measured at fair value (refer to Note 5). Additionally, changes in a derivative's fair value, which are measured at the end of each period, are recognized in earnings unless a derivative can be designated in a qualifying hedging relationship.

Perrigo Company plc - Item 1
Note 7

Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. We have elected to recognize the fair value of the excluded component in OCI and amortize on a straight-line basis over the life of the derivative instrument, within the same line item on the Condensed Consolidated Statements of Operations that is used to present the earnings effect of the hedged item. All of our designated derivatives are assessed for hedge effectiveness quarterly. All of our designated derivatives were classified as cash flow hedges as of March 30, 2019 and December 31, 2018.

We also have economic non-designated derivatives that do not meet hedge accounting criteria. These derivative instruments are adjusted to current market value at the end of each period through earnings. Gains or losses on these instruments are offset substantially by the remeasurement adjustment on the hedged item.

We are exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is our policy to manage our credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of "Aa3" or better and by distributing the contracts among several financial institutions to diversify credit concentration risk. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. The maximum term of our forward currency exchange contracts is 18 months.

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

Interest Rate Swaps

Interest rate swap agreements are contracts to exchange floating rate for fixed rate payments (or vice versa) over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. There were no active designated or non-designated interest rate swaps as of March 30, 2019 and December 31, 2018.

Perrigo Company plc - Item 1
Note 7

Foreign Currency Derivatives

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows (in millions):

	Notional Amount
	March 30, 2019	December 31, 2018
Israeli Shekel (ILS)	$290.1	$232.6
British Pound (GBP)	107.1	90.2
European Euro (EUR)	103.1	134.2
Swedish (SEK)	76.4	38.7
Danish Krone (DKK)	52.8	56.5
United States Dollar (USD)	42.0	39.3
Canadian Dollar (CAD)	35.4	31.7
Polish Zloty (PLZ)	28.7	18.2
Chinese Yuan (CNY)	16.8	—
Norwegian Krone (NOK)	14.9	6.2
Romanian New Leu (RON)	4.7	4.4
Mexican Peso (MPX)	2.6	25.9
Other	8.7	8.7
Total	$783.3	$686.6

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	March 30, 2019	December 31, 2018
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.6	$2.0
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.6	$1.8

		Liability Derivatives
		Fair Value
	Balance Sheet Location	March 30, 2019	December 31, 2018
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$4.2	$6.4
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.6	$2.8

Perrigo Company plc - Item 1
Note 7

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments in AOCI (in millions):

	Three months ended
	March 30, 2019
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Interest rate swap agreements		Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	$(1.0)	Net sales	0.2	Net sales	(0.1)
		Cost of sales	(1.3)	Cost of sales	(1.1)
			$(1.5)		$(1.2)

(1) Net loss of $2.7 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

	Three months ended
	March 31, 2018
	Effective Portion
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Interest rate swap agreements		Interest expense, net	$(0.4)
Foreign currency forward contracts	$(0.2)	Net sales	(0.1)
		Cost of sales	2.3
		Interest expense, net	(1.0)
		Other (income) expense, net	(0.4)
			$0.4

The amounts of gain/(loss) recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three months ended
Non-Designated Derivatives	Income Statement Location	March 30, 2019	March 31, 2018
Foreign currency forward contracts	Other (income) expense, net	$(8.8)	$3.5
	Interest expense, net	0.4	(0.9)
Total		$(8.4)	$2.6

The impact of gains and losses on foreign exchange contracts not designated as hedging instruments related to changes in the fair value of assets and liabilities denominated in foreign currencies are generally offset by net foreign exchange gains and losses, which are also included on the Condensed Consolidated Statements of Operations in Other (income) expense, net for all periods presented. When we enter into foreign exchange contracts not designated as hedging instruments to mitigate the impact of exchange rate volatility in the translation of foreign earnings, gains and losses will generally be offset by fluctuations in the U.S. Dollar-translated amounts of each Income Statement account in current and/or future periods.

Perrigo Company plc - Item 1
Note 7

The classification and amount of gain/(loss) recognized in earnings on fair value and cash flow hedging relationships are as follows (in millions):

	Three months ended
	March 30, 2019
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,174.5	$725.7	$28.6	$3.2

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.2	$(1.3)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.1)	$(1.1)	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

NOTE 8 – LEASES

We adopted ASU 2016-02, Leases ("Topic 842"), as of January 1, 2019, using the modified retrospective transition approach, with a cumulative-effect adjustment to the opening balance of retained earnings as of the effective date. The financial results reported in periods prior to 2019 are unchanged. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

Adoption of the new standard resulted in additional operating lease liabilities and lease assets, including  the transition of existing capital lease liabilities and lease assets to finance classification, of approximately $166.5 million and $164.0 million, respectively, as of January 1, 2019. Upon adoption, the difference between the lease assets and lease liabilities partially related to existing deferred lease liabilities reclassified to lease assets and the transition of capital lease assets and liabilities at their carrying values. In addition, historical build-to-suit assets and liabilities were removed on transition and recorded as an adjustment to retained earnings, net of deferred tax impact. The standard did not materially impact our consolidated net income or cash flow classification.

We lease certain office buildings, warehouse facilities, vehicles, and plant, office, and computer equipment. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

We evaluate arrangements at inception to determine if lease components are included. An arrangement includes a lease component if it identifies an asset and we have control over the asset. For new leases beginning January 1, 2019 or later, we have elected for all asset classes not to separate lease components from the non-lease components included in an arrangement when measuring the leased asset and leased liability.

Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for leases on a straight-line basis over the lease term. We apply the portfolio approach to certain groups of computer equipment and vehicle leases when the term, classification, and asset type are identical. The discount rate selected is the incremental borrowing rate we would obtain for a secured financing of the lease asset over a similar term.

Many of our leases include one or more options to extend the lease term. Certain leases also include options to terminate early or purchase the leased property, all of which are executed at our sole discretion. Optional periods may be included in the lease term and measured as part of the lease asset and lease liability if we are reasonably certain to exercise our right to use the leased asset during the optional periods. We generally consider

Perrigo Company plc - Item 1
Note 8

renewal options to be reasonably certain of execution and included in the lease term when significant leasehold improvements have been made by us to the leased assets. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of our lease agreements include contingent rental payments based on per unit usage over contractual levels (e.g., miles driven, or machine hours used) and others include rental payments adjusted periodically for market reviews or inflationary indexes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The balance sheet location of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	March 30, 2019
Operating	Operating lease assets	$146.8
Finance	Other non-current assets	9.9
Total		$156.7

Liabilities	Balance Sheet Location	March 30, 2019
Current
Operating	Accrued liabilities	$34.8
Finance	Current indebtedness	1.9
Non-Current
Operating	Other non-current liabilities	116.4
Finance	Long-term debt, less current portion	4.7
Total		$157.8

The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets		Liabilities
	Operating	Financing	Operating	Financing
	March 30, 2019	March 30, 2019	March 30, 2019	March 30, 2019
CSCA	$30.1	$1.9	$30.2	$1.4
CSCI	43.5	6.1	44.4	3.3
RX	38.6	0.1	40.1	0.1
Unallocated	34.6	1.8	36.5	1.8
Total	$146.8	$9.9	$151.2	$6.6

Lease expense was as follows (in millions):

Three Months Ended
March 30, 2019
Operating leases(a)	$12.0

Finance leases
Amortization	$0.7
Interest	0.1
Total	$0.8

(a) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 1
Note 8

Total operating lease expense for the three months ended March 31, 2018 was $11.9 million.

The annual future maturities of our leases as of March 30, 2019 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2019	$31.0	$1.7	$32.7
2020	33.1	1.6	34.7
2021	24.0	2.9	26.9
2022	18.1	0.5	18.6
2023	15.0	0.3	15.3
After 2023	53.4	—	53.4
Total lease payments	174.6	7.0	181.6
Less: Interest	23.4	0.4	23.8
Present value of lease liabilities	$151.2	$6.6	$157.8

Our weighted average lease terms and discount rates are as follows:

Three Months Ended
March 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.81
Finance leases	2.59
Weighted-average discount rate
Operating leases	4.20%
Finance leases	4.17%

Our lease cash flow classifications are as follows (in millions):

Three Months Ended
March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$11.7
Operating cash flows for finance leases	$0.1
Financing cash flows for finance leases	$0.7
Leased assets obtained in exchange for new operating lease liabilities	$4.7

Perrigo Company plc - Item 1
Note 9

NOTE 9 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		March 30, 2019	December 31, 2018
Term loans
2018 Term loan due March 8, 2020(1)		$331.3	$351.3
Notes and Bonds
Coupon	Due
5.000%	May 23, 2019(1)	134.6	137.6
3.500%	March 15, 2021	280.4	280.4
3.500%	December 15, 2021	309.6	309.6
5.105%	July 19, 2023(1)	151.5	154.9
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,886.1	2,892.5
Other financing		6.2	2.8
Unamortized premium (discount), net		9.8	12.2
Deferred financing fees		(15.6)	(16.4)
Total borrowings outstanding		3,217.8	3,242.4
Current indebtedness		(467.9)	(190.2)
Total long-term debt less current portion		$2,749.9	$3,052.2

(1) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of March 30, 2019.

Revolving Credit Agreements

On March 8, 2018, we terminated the revolving credit agreement entered into on December 5, 2014 and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2014 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of March 30, 2019 or December 31, 2018.

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing December 5, 2019. On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020 (the "2018 Term Loan"). In addition, as a result of the refinancing during the three months ended March 31, 2018, we recorded a loss of $0.5 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations. During the three months ended March 30, 2019, we made $12.3 million in scheduled principal payments on the 2018 Term Loan.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding at March 30, 2019 or December 31, 2018.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 8).

Perrigo Company plc - Item 1
Note 10

NOTE 10 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Numerator:
Net income	$63.9	$80.8

Denominator:
Weighted average shares outstanding for basic EPS	135.9	140.8
Dilutive effect of share-based awards	0.3	0.6
Weighted average shares outstanding for diluted EPS	136.2	141.4

Anti-dilutive share-based awards excluded from computation of diluted EPS	2.1	0.7

Shareholders' Equity

Share Repurchases

Following the expiration of our 2015 share repurchase plan authorization, in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three months ended March 30, 2019. During the three months ended March 31, 2018, we repurchased 1.3 million ordinary shares at an average repurchase price of $81.92 per share, for a total of $108.1 million.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2018	$(15.5)	$104.5	$(4.4)	$84.6
OCI before reclassifications	(1.2)	(16.8)	(0.5)	(18.5)
Amounts reclassified from AOCI	2.9	—	—	2.9
Other comprehensive loss	$1.7	$(16.8)	$(0.5)	$(15.6)
Balance at March 30, 2019	$(13.8)	$87.7	$(4.9)	$69.0

Perrigo Company plc - Item 1
Note 12

NOTE 12 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended
March 30, 2019	March 31, 2018
21.1%	26.9%

The effective tax rate for the three months ended March 30, 2019 decreased compared to the prior year period due primarily to additional valuation allowances recorded against deferred tax assets in the prior year.

Our tax rate is subject to adjustment over the balance of the calendar year due to, among other things, the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments based on differing interpretations of the applicable transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, Internal Revenue Service ("IRS") proposed regulations related to tax reform); changes in U.S. GAAP; and expiration of or the inability to renew tax rulings or tax holiday incentives.

We file income tax returns in numerous jurisdictions and are therefore subject to audits by tax authorities. Our primary income tax jurisdictions are Ireland, the United States, Israel, Belgium, France, and the United Kingdom.

On August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the IRS, plus statutory interest thereon from the dates of payment, for the fiscal years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Our claims for refund were disallowed by certified letters dated August 18, 2015 and July 11, 2017, for the 2009-2010 tax years and 2011-2012 tax years, respectively. The complaint was timely, based upon the refund claim denials, and seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year, and $24.7 million for the 2012 tax year. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017. The cumulative deferred charge as recorded on the balance sheet is $29.7 million lower than the amounts reflected above due to overpayments credited to succeeding years, such that the actual refund the company is seeking to receive will be reduced by that amount. In addition, we recently conceded a royalty due to Perrigo U.S. on all omeprazole sales that equates to a 24% of our refund claims and any omeprazole adjustments that may be asserted by the IRS for future years.

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

On July 11, 2017, we received a draft notice of proposed adjustment associated with transfer pricing positions for the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December

Perrigo Company plc - Item 1
Note 12

31, 2013. Athena was the originator of the patents associated with Tysabri® prior to the acquisition of Athena by Elan in 1996. In response to the draft notice of proposed adjustment, we provided the IRS with substantial additional documentation supporting our position. The amount of adjustments that may be asserted by the IRS in the final notice of proposed adjustment cannot be quantified at this time; however, based on the draft notice received, the amount to be assessed may be material. We disagree with the IRS’s position as asserted in the draft notice of proposed adjustment and intend to contest it. For subsequent developments refer to Note 16.

On October 31, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Amended Assessment (“NoA”) on November 29, 2018 which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties. We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. As part of this strategy to pursue all available administrative and judicial avenues, Elan Pharma was, on February 25, 2019, granted leave by the Irish High Court to seek judicial review of the issuance of the NoA by Irish Revenue. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. If we are ultimately successful in the judicial review proceedings the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made, which could take up to, or more than, a year.

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Ireland and other jurisdictions in Europe. In addition to the matters discussed above, the IRS is currently auditing our fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015 (which covers the period of the Elan transaction). The Israel Tax Authority's audit of our fiscal years ended June 29, 2013 and June 28, 2014 concluded with no material impact to the financial statements and the Israel Tax Authority is now auditing our fiscal years ended June 27, 2015, December 31, 2015, December 31, 2016 and December 31, 2017.

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

Perrigo Company plc - Item 1
Note 12

The U.S. Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred ("period cost method"). At December 31, 2018, we made a reasonable estimate of the tax effect of a GILTI inclusion for 2018 and recorded additional tax expense of $9.4 million, net of U.S. foreign tax credits. In 2018, we had no tax expense resulting from the base erosion anti-avoidance tax ("BEAT") in 2018 and recorded an immaterial tax benefit for deductions related to foreign-derived intangible income ("FDII").

On January 1, 2019, we adopted ASU 2018-02 Income Statement - Reporting Comprehensive Income. Upon adoption, we did not elect to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act from AOCI to Retained earnings (accumulated deficit).

NOTE 13 – CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of March 30, 2019, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits

We have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class actions alleging that we and other manufacturers of the same product engaged in anti-competitive behavior to fix or raise the prices of certain drugs and/or allocate customers starting, in some instances, as early as June 2013. The class actions were filed on behalf of putative classes of (a) direct purchasers, (b) end payors, and (c) indirect resellers. The products in question are Clobetasol gel, Desonide, and Econazole. The same class plaintiffs have filed complaints naming us as a co-defendant, along with 27 other manufacturers, alleging an overarching conspiracy to fix or raise the prices of 15 generic prescription pharmaceutical products starting in 2011. Perrigo manufactures only two of the products at issue, Nystatin cream and Nystatin ointment.

We have also been named a co-defendant along with 35 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of 31 generic prescription pharmaceutical products starting in 2013. The only allegations specific to us relate to Clobetasol, Desonide, Econazole, and Nystatin.

On August 3, 2018, a large managed care organization filed a complaint against us alleging price-fixing and customer allocation concerning 17 different products among 27 manufacturers including Perrigo. The only allegations specific to us concern Clobetasol, Desonide, Econazole, and Nystatin cream/ointment.

Most recently, on January 16, 2019, a similar suit was brought by a health insurance carrier in the U.S. District Court for the District of Minnesota alleging a conspiracy to fix prices of 30 products among 30 defendants. The only allegations specific to us concern Clobetasol, Desonide, Econazole, and Nystatin cream/ointment.

Certain complaints listed above were amended in December 2017, January 2018, and April 2019. All of the above complaints have been consolidated for pretrial proceedings, along with complaints filed against other companies alleging price fixing with respect to more than two dozen other drugs, as part of a case captioned In re Generic Pharmaceuticals Pricing Antitrust Litigation, MDL No. 2724 in the U.S. District Court for the Eastern District of Pennsylvania.

Perrigo Company plc - Item 1
Note 13

Pursuant to the court’s schedule staging various cases in phases, we moved to dismiss the complaints relating to Clobetasol and Econazole. The court issued a decision denying the motions in part in October 2018 and issued a second decision in February 2019 dismissing various state law claims, but allowing other state law claims to proceed. We filed answers to the Clobetasol complaints on December 31, 2018. We filed answers to the Desonide and Econazole complaints on March 15, 2019.

Motions to dismiss certain other complaints listed above were filed on February 21, 2019. Plaintiffs’ oppositions are due on May 2, 2019. Deposition discovery is currently stayed for all cases, but documentary discovery is proceeding. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

Securities Litigation

In the United States (cases related to events in 2015-2017)

On May 18, 2016, a shareholder filed a securities case against us and our former CEO, Joseph Papa, in the U.S. District Court for the District of New Jersey (Roofers’ Pension Fund v. Papa, et al.). The plaintiff purported to represent a class of shareholders for the period from April 21, 2015 through May 11, 2016, inclusive. The original complaint alleged violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against both defendants and 20(a) control person liability against Mr. Papa. In general, the allegations concerned the actions taken by us and the former executive to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015. The plaintiff also alleged that the defendants provided inadequate disclosure concerning alleged integration problems related to the Omega acquisition in the period from April 21, 2015 through May 11, 2016. On July 19, 2016, a different shareholder filed a securities class action against us and our former CEO, Joseph Papa, also in the District of New Jersey (Wilson v. Papa, et al.). The plaintiff purported to represent a class of persons who sold put options on our shares between April 21, 2015 and May 11, 2016. In general, the allegations and the claims were the same as those made in the original complaint filed in the Roofers' Pension Fund case described above. On December 8, 2016, the court consolidated the Roofers' Pension Fund case and the Wilson case under the Roofers' Pension Fund case number. In February 2017, the court selected the lead plaintiffs for the consolidated case and the lead counsel to the putative class. In March 2017, the court entered a scheduling order.

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

Perrigo Company plc - Item 1
Note 13

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

On January 26, 2018, two different plaintiff groups (the Mason Capital group and the Pentwater group) each filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). The same law firm represents these two plaintiff groups, and the two complaints are substantially similar. These two cases are not securities class actions. One case is styled Mason Capital L.P., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The other case is styled Pentwater Equity Opportunities Master Fund Ltd., et al.  v. Perrigo Company plc, et al., and also was filed in the U.S. District Court for the District of New Jersey. Both cases are assigned to the same federal judge that is hearing the class action case and the other individual cases described above (Carmignac and Manning & Napier). Each complaint asserts claims under Securities Exchange Act sections 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs' allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual

Perrigo Company plc - Item 1
Note 13

allegations in these two cases overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the Carmignac case described above. The plaintiffs do not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to these cases conferred about how these cases should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in these cases. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the cases has begun. We intend to defend the lawsuits vigorously.

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

Perrigo Company plc - Item 1
Note 13

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

On February 6, 2019, OZ Master Fund, Ltd. and a related entity filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled OZ Master Fund, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the eleven other opt out cases described above. The complaint asserts claims under Securities Exchange Act

Perrigo Company plc - Item 1
Note 13

sections 10(b) (and SEC Rule 10b‑5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above. The plaintiff does not provide an estimate of damages. The parties have submitted an agreed stipulation to the court regarding a proposed schedule and are awaiting the court’s approval. We intend to defend the lawsuit vigorously.

On February 14, 2019, Highfields Capital I LP and related entities filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Highfields Capital I LP, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of Massachusetts. The complaint asserts claims under Securities Exchange Act sections 14(e) and 18 against all defendants, as well as 20(a) control person liability against the individual defendants. The complaint also asserts Massachusetts state law claims under Massachusetts Unfair Business Methods Law (chapter 93A § 11), and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged improper accounting for the Tysabri® asset. Some of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above and with allegations in one or more of the opt out cases described above. Plaintiffs do not provide a clear calculation of how they estimated damages and seek treble damages, punitive damages, and attorney's fees. On May 7, 2019, defendants filed a motion to transfer this case to the U.S. District Court for the District of New Jersey so that the proceedings in this case can be coordinated with the other cases (discussed above) pending in that court. We intend to defend the lawsuit vigorously.

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

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purports to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleges violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contend that the Company, in its Form 10‑Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff does not provide an estimate of class damages. The Court has selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which names the same defendants, asserts the same class period, and invokes the same Exchange Act sections. The amended complaint generally repeats the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. We intend to defend the lawsuit vigorously.

In Israel (cases related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. We filed a request for a stay, the plaintiff agreed in part, and the court approved a stay and required the parties to update the court about the U.S. proceedings by September 1, 2019. We intend to defend the lawsuit vigorously.

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

On November 14, 2017 the parties submitted an agreed settlement agreement to the approval of the Supreme Court, which referred the approval back to the District Court. During three hearings that took place on November 29, 2017, December 13, 2017 and January 11, 2018, the District Court opined that it would approve the settlement agreement subject to certain amendments to be proposed by the court (which would not impact the monetary settlement reached) and set a hearing for January 30, 2018 to discuss and finalize the proposed changes. Meanwhile, the Court ordered the settlement to be (1) provided to the Attorney General ("AG") for review (standard procedure); and (2) published in the written media (newspapers), to enable the class members to submit any objections or “opt-out” to  the proposed settlement by February 15, 2018.

On February 21, 2018, the District Court held a hearing to, among other things, review objections received from class members who had notified the District Court of their desire to opt out of the settlement. In addition, a representative of the AG's office notified the District Court that, based upon their preliminary examination of the settlement, they intend to object to the settlement in its current form. The District Court recommended that the parties continue to discuss and minimize objections to the settlement and scheduled another hearing for May 13, 2018.

The District Court Justice was appointed as a Supreme Court Justice and ordered to move the case to a different panel. In an effort to reach a decision before the appointment, an additional hearing was held on March 12, 2018 in which the court urged the parties to try and exhaust their negotiations to the fullest and provide an update by May 13, 2018. In addition, the Court ordered the AG to submit its opinion to the settlement agreement by May 30, 2018, which was extended until July 23, 2018.

On August 2, 2018, the AG submitted its objection to the settlement, noting, among other things, that it did not provide compensation for harm to autonomy. On August 12, 2018, we submitted our response to the Attorney General's objection together with an amended settlement which incorporated the court's comments.  Following the submission of the amended settlement agreement on August 23, 2018, the District Court rendered a decision that it will be willing to approve the amended settlement agreement providing that a few additional amendments will be made. Both parties agreed to carry out the requested amendments. On September 13, 2018, the AG filed a request to file a response to the amended settlement agreement and asked for an extension to file a response until

Perrigo Company plc - Item 1
Note 13

November 11, 2018, which was granted by the court. On November 11, 2018 the AG asked and was granted another ten days extension to file a response. On November 21, 2018 the AG filed its response in which he mainly repeated his previous objection to the settlement claiming that the settlement amount does not provide a suitable compensation for harm to the autonomy and that the mechanism payment is complex and will deter patients from receiving appropriate compensation for pain and suffering. The AG repeated his opinion that each member of the group should be compensated for harm to the autonomy while claiming a minimum amount of 250 NIS should be provided for each patient. In addition, the AG detailed an alternative mechanism and list of categories that he asserts would be a better and less complex solution to provide the compensation amount.

On November 29, 2018, the court approved the Eltroxin settlement agreement. In a lengthy decision, the court detailed the various aspects of the settlement as well as the objections submitted to the settlement, including the main objection submitted by the AG. The court added a number of comments ordering the parties to make minor changes to the agreement, mainly concerning the operation of the mechanism, however none of the agreement foundations are affected by these changes. The court found that the settlement is "worthwhile, reasonable and fair" and ordered its publication and approval.

Claim Arising from the Omega Acquisition

On December 16, 2016, we and Perrigo Ireland 2 brought an arbitral claim ("Claim") against Alychlo NV ("Alychlo") and Holdco I BE NV ("Holdco") (together the "Sellers") in accordance with clause 26.2 of the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of the Belgian Centre for Arbitration and Mediation ("CEPANI"). Our Claim relates to the accuracy and completeness of information about Omega provided by the Sellers as part of the sale process, the withholding of information by the Sellers during that process and breaches of Sellers’ warranties. We are seeking monetary damages from the Sellers. The Sellers served their respective responses to the Claim on February 20, 2017. In its response, Alychlo has asserted a counterclaim for monetary damages contending that we breached a warranty in the SPA and breached the duty of good faith in performing the SPA. Alychlo has recently filed papers seeking permission to introduce an additional counterclaim theory of recovery related to the Irish tax issue recently disclosed by the Company such that if the position of the Irish tax authorities prevails, Alychlo would have a further basis for its counterclaim against Perrigo. The proposed additional counterclaim theory does not appear to increase any damages sought. The Tribunal has not decided whether to grant Alychlo permission to introduce the additional counterclaim. There can be no assurance that our Claim will be successful, and the Sellers deny liability for the Claim. We deny that Alychlo is entitled to any relief (including monetary relief) under either the existing counterclaim or the proposed additional counterclaim theory.
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

Perrigo Company plc - Item 1
Note 15

NOTE 14 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and asset impairments. The following reflects our restructuring activity (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Beginning balance	$24.0	$21.4
Additional charges	5.9	1.5
Payments	(9.0)	(10.8)
Non-cash adjustments	(0.4)	0.3
Ending balance	$20.5	$12.4

The charges incurred during the three months ended March 30, 2019 were primarily associated with the reorganization of our executive management team. There were no other material restructuring programs that significantly impacted any individual segment for the three months ended March 30, 2019 or March 31, 2018. All charges are recorded in Restructuring expense on the Condensed Consolidated Financial Statements. The remaining $20.5 million liability for employee severance benefits and lease exit costs is expected to be paid within the next year.

NOTE 15 – SEGMENT INFORMATION

Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

The below tables show select financial measures by reporting segment (in millions):

	Total Assets
	March 30, 2019	December 31, 2018
CSCA	$3,704.6	$3,571.7
CSCI	4,597.8	4,613.0
RX	2,817.1	2,798.7
Total	$11,119.5	$10,983.4

	Three Months Ended
	March 30, 2019			March 31, 2018
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$581.8	$94.2	$10.1	$601.6	$118.6	$15.2
CSCI	350.8	8.1	44.1	377.8	12.3	51.1
RX	241.9	60.6	21.2	237.6	61.2	20.9
Unallocated	—	(60.6)	—	—	(35.8)	—
Total	$1,174.5	$102.3	$75.4	$1,217.0	$156.3	$87.2

NOTE 16 – SUBSEQUENT EVENTS

Notice of Proposed Adjustment

On April 26, 2019, we received a revised Notice of Proposed Adjustment (“NOPA”) from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, 2012 and 2013. The NOPA carries forward the theory from a 2017 draft NOPA that when Elan took over the future funding of

Perrigo Company plc - Item 1
Note 15

Athena’s in-process R&D in 1996, after it acquired Athena in 1996, it should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS income position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on Perrigo’s liquidity and capital resources (refer to Note 12).

Animal Health Divestiture

On May 8, 2019, we signed a definitive agreement for the sale of our animal health business to PetIQ for $185.0 million in cash, plus a working capital adjustment. We expect to finalize the sale within the next six months. The divestiture of this business is not expected to have a material impact on our operations or financial results.

Ranir Global Holdings, LLC

On May 8, 2019, we reached a definitive agreement to purchase privately-held Ranir Global Holdings, LLC (“Ranir”) in a transaction valued at $750.0 million on a cash-free, debt-free basis. We intend to fund the transaction with approximately $450.0 million of cash on hand and the balance through short-term debt. Headquartered in Grand Rapids, Michigan, Ranir is a leading global supplier of private label and branded oral care products. The transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions. The proposed transaction, which has been unanimously approved by both our and Ranier's boards of directors, is subject to the satisfaction of closing conditions, including customary regulatory approvals. The transaction is expected to close during the third quarter of calendar year 2019.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q and our Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2018 Form 10-K and Part II. Item 1A of this Form 10-Q.

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

We are dedicated to making lives better by bringing “Quality, Affordable Self-Care Products™” that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that enhance individual well-being by empowering consumers to proactively prevent or treat conditions that can be self-managed. We are also a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, gels, and nasal sprays.

Perrigo Company plc - Item 2
Executive Overview

Segment Reporting Change

               During the three months ended March 30, 2019, we changed the composition of our operating and reporting segments. We moved our Israeli diagnostic business from the Consumer Self-Care International segment to the Prescription Pharmaceuticals segment and we made certain adjustments to our allocations between segments. These changes were made to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Item 1. Note 2 and Note 15. For results by segment, see "Segment Results" below.

Our new reporting and operating segments are as follows:

•
Consumer Self-Care Americas ("CSCA"), formerly Consumer Healthcare Americas, comprises our consumer self-care business (OTC, contract manufacturing, infant formula and animal health categories) in the U.S., Mexico and Canada.

•
Consumer Self-Care International ("CSCI"), formerly Consumer Healthcare International, comprises our branded consumer self-care business primarily in Europe, our consumer-focused business in the United Kingdom and Australia, and our liquid licensed products business in the United Kingdom.

•	Prescription Pharmaceuticals ("RX"), comprises our Prescription Pharmaceuticals business in the U.S. and our diagnostic business in Israel, which was previously in our CSCI segment.

Highlights

•
On August 9, 2018, we announced a plan to separate our RX business, which, when completed, will enable us to focus on expanding our consumer-facing businesses. We have begun the preparations for the separation, which may include a possible sale, spin-off, merger or other form of separation. While we are currently targeting to complete the separation by the end of 2019, the form of separation may delay its completion beyond this date and into 2020. In connection with the proposed separation, we anticipate incurring significant preparation costs, excluding restructuring expenses and transaction costs, in the range of $45.0 million to $80.0 million depending on the final structure of a transaction, with a spin-off resulting in costs at the higher end of this range.

•
On May 8, 2019, we reached a definitive agreement to purchase privately-held Ranir Global Holdings, LLC (“Ranir”) in a transaction valued at $750.0 million on a cash-free, debt-free basis. We intend to fund the transaction with approximately $450 million of cash on hand and the balance through short-term debt. Headquartered in Grand Rapids, Michigan, Ranir is a leading global supplier of private label and branded oral care products. The transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions. The proposed transaction, which has been unanimously approved by both our and Ranir's board of directors, is subject to the satisfaction of closing conditions, including customary regulatory approvals. The transaction is expected to close during the third quarter of calendar year 2019.

RESULTS OF OPERATIONS

CONSOLIDATED

Recent Developments

Notice of Proposed Adjustment

On April 26, 2019, we received a revised Notice of Proposed Adjustment (“NOPA”) from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, 2012 and 2013. The NOPA carries forward the theory from a 2017 draft NOPA that when Elan took over the future funding of Athena’s in-process R&D in 1996, after it acquired Athena in 1996, it should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40% penalty. This amount excludes consideration of offsetting tax attributes and potentially

Perrigo Company plc - Item 2
Consolidated

material interest. We strongly disagree with the IRS income position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on Perrigo’s liquidity and capital resources (refer to Item 1. Note 12).

Consolidated Results

Three Month Comparison

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Net sales	$1,174.5	$1,217.0
Gross profit	$448.8	$492.7
Gross profit %	38.2%	40.5%
Operating income	$102.3	$156.3
Operating income %	8.7%	12.8%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Net sales decreased $42.5 million, or 4%, over the prior year period due to:

•	$38.4 million decrease in net sales of existing products due primarily to pricing pressure;

•	$35.7 million decrease due primarily to unfavorable European Euro and Israeli Shekel foreign currency translation; and

•	$23.1 million decrease due to discontinued products; partially offset by

•	$54.7 million increase due to new product sales.

Operating income decreased $54.0 million, or 35%, over the prior year period due to:

•
$43.9 million decrease in gross profit, or a 230 basis points decrease in gross profit as a percentage of net sales, due primarily to pricing pressure, unfavorable product mix, and increased costs for certain products.

•	$10.1 million increase in operating expenses due primarily to:

•	$7.8 million increase in restructuring expense; and

•	$2.0 million increase in selling expense due primarily to the timing of animal health promotions.

Perrigo Company plc - Item 2
CSCA

CONSUMER SELF-CARE AMERICAS

Recent Developments

•
On May 8, 2019, we signed a definitive agreement for the sale of our animal health business to PetIQ for $185.0 million in cash, plus a working capital adjustment. We expect to finalize the sale within the next six months. The divestiture of this business is not expected to have a material impact on our operations or financial results.

•
As discussed above, on May 8, 2019, we reached a definitive agreement to purchase Ranir in a transaction valued at $750.0 million on a cash-free, debt-free basis. The transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions. The transaction is expected to close during the third quarter of calendar year 2019.

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Net sales	$581.8	$601.6
Gross profit	$184.0	$205.9
Gross profit %	31.6%	34.2%
Operating income	$94.2	$118.6
Operating income %	16.2%	19.7%

Three Months Ended March 30, 2019 vs. Three Months Ended March 31, 2018

Net sales decreased $19.8 million, or 3%, over the prior year period primarily due to:

•	$15.3 million decrease in net sales of existing products due primarily to:

•	Pricing pressure across all categories; and

•	Lower sales volumes in our cough/cold/allergy/sinus, analgesics, infant nutritionals and animal health categories; partially offset by

•	Higher sales volumes in our gastrointestinal category; and

•	$10.7 million decrease due to discontinued products; partially offset by

•	$7.0 million increase due primarily to the launches of various new antacids and cough/cold/allergy products.

Operating income decreased $24.4 million, or 21%, over the prior year period due to:

•
$21.9 million decrease in gross profit, or 260 basis points decrease in gross profit as a percentage of net sales, due primarily to pricing pressure and increased commodity costs related to certain products in the cough/cold/allergy/sinus categories and operating inefficiencies related to infant formula production.

•	$2.5 million increase in operating expenses due primarily to:

•	$4.1 million In-Process R&D impairment charge; and

•	$1.2 million increase in selling expense due to the timing of animal health promotions; partially offset by

•	$4.1 million contingent consideration gain.

Perrigo Company plc - Item 2
CSCI

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•
Management continues to implement its previously disclosed strategy for brand prioritization, sales force restructuring, and manufacturing insourcing, which is expected to reduce selling costs, improve operating margins and focus on higher value OTC products. As part of this strategy, we are making progress on the previously reported CSCI restructuring plan that we expect to improve our cost structure.

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Net sales	$350.8	$377.8
Gross profit	$168.4	$185.9
Gross profit %	48.0%	49.2%
Operating income	$8.1	$12.3
Operating income %	2.3%	3.3%

Three Months Ended March 30, 2019 vs. Three Months Ended March 31, 2018

Net sales decreased $27.0 million, or 7%, over the prior year period due to:

•	$33.6 million decrease due to unfavorable European Euro foreign currency translation;

•	$17.4 million decrease in net sales of existing products due primarily to lower volume in the personal care and derma-therapeutics and lifestyle categories; and

•	$2.0 million decrease due to discontinued products; partially offset by

•	$26.0 million increase due primarily to the launches of various new lifestyle, cough/cold/allergy, and personal care and derma-therapeutics products.

Operating income decreased $4.2 million, or 35%, over the prior year period due to:

•
$17.5 million decrease in gross profit, or 120 basis point decrease in gross profit as a percentage of net sales, due primarily to less favorable product mix and increased external cost for certain products in the personal care and derma-therapeutics category.

•	$13.3 million decrease in operating expenses due primarily to the effect of European Euro favorable foreign currency translation.

Perrigo Company plc - Item 2
RX

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We continue to experience a substantial year-over-year reduction in pricing in our RX segment due to competitive pressures. This softness in pricing is attributable to various factors, including increased focus from customers to capture competition in specific products, supply chain productivity savings, and consolidation of certain customers. While in the first quarter of 2019 we experienced a year-over-year decrease in pricing pressure, we expect softness in pricing to continue to impact the segment for the foreseeable future.

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Net sales	$241.9	$237.6
Gross profit	$96.4	$100.9
Gross profit %	39.9%	42.5%
Operating income	$60.6	$61.2
Operating income %	25.1%	25.8%

Three Months Ended March 30, 2019 vs. Three Months Ended March 31, 2018

Net sales increased $4.3 million, or 2%, over the prior year period due primarily to:

•
$21.7 million increase in new product sales due primarily to Testosterone Gel 1.62% gel pumps (generic equivalent to Androgel®) and Acyclovir 5% Cream (generic equivalent to Zovirax®); partially offset by

•	$10.4 million decrease due to discontinued products; and

•	$5.7 million decrease in net sales of existing products due primarily to pricing pressure and decreased sales volumes of certain products.

Operating income decreased $0.6 million, or 1%, over the prior year period due to:

•	$4.5 million decrease in gross profit, or 260 basis points decrease of gross profit as a percentage of net sales, due primarily to less favorable product mix.

•	$3.9 million decrease in operating expenses due primarily to the absence of $4.1 million of acquisition charges and certain adjustments to contingent consideration.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended
March 30, 2019	March 31, 2018
$60.6	$35.8

The increase of $24.8 million in unallocated expenses during the three months ended March 30, 2019 compared to the prior year period was due to an increase of $17.9 million of Administration expense due primarily to increased legal and consulting fees and an increase of $7.7 million in Restructuring expense related primarily to the reorganization of our executive management team.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Change in Financial Assets, Interest expense, net, and Other (income) expense, net (Consolidated)

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Change in financial assets	$(10.4)	$9.6
Interest expense, net	$28.6	$31.4
Other (income) expense, net	$3.2	$4.3

Change in Financial Assets

During the three months ended March 30, 2019, the fair value of the Royalty Pharma contingent milestone payments increased $10.4 million driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out. During the three months ended March 31, 2018, the fair value of the Royalty Pharma contingent milestone payments decreased $9.6 million due primarily to projected global net sales of Tysabri® temporarily falling below the threshold required for payment of the $250.0 million milestone payment for 2018.

In order for us to receive the 2020 milestone payment of $400.0 million, Royalty Pharma contingent payments for Tysabri® sales in 2020 must exceed $351.0 million. If Royalty Pharma contingent payments for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $83.6 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $316.4 million in Change in financial assets on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 5).

Interest Expense, Net

Interest expense, net was $28.6 million during the three months ended March 30, 2019 compared to $31.4 million for the three months ended March 31, 2018. The $2.8 million decrease was due primarily to changes in our underlying hedge exposure (refer to Item 1. Note 7).

Other Expense, Net

Other (income) expense, net was $3.2 million expense for the three months ended March 30, 2019 compared to $4.3 million expense for the three months ended March 31, 2018. The $1.1 million decrease was due primarily to $1.0 million of favorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended
March 30, 2019	March 31, 2018
21.1%	26.9%

The effective tax rate for the three months ended March 30, 2019 decreased compared to the prior year period due primarily to additional valuation allowances recorded against deferred tax assets in the prior year (refer to Item 1. Note 12 for more information on income taxes).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including revolving bank credit and

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

securities offerings. In determining our future capital requirements we regularly consider, among other factors, known trends and uncertainties, such as the Notice of Assessment ("NoA") and the Notice of Proposed Adjustment ("NOPA") and other contingencies. We note that no payment of the additional amounts assessed by Irish Revenue pursuant to the NoA or proposed by the IRS in the NOPA is currently required, and no such payment is expected to be required, unless and until a final determination of the matter is reached that is adverse to us, which could take several years in either case. Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NoA, the NOPA or other contingencies has a material impact on our capital requirements.

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

Cash Generated by Operating Activities

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The $77.9 million decrease in operating cash inflow was due primarily to:

•
Decreased net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, and depreciation and amortization;

•	Changes in accrued customer programs due primarily to pricing dynamics in our RX segment, as well as timing of rebate and chargeback payments; and

•	Changes in accounts receivable due primarily to timing of shipments and receipt of payments in our CSCI, CSCA and RX segments; partially offset by

•
Changes in accrued liabilities due primarily to the change in royalty and profit sharing accruals as well as changes in legal and litigation accruals, partially offset by deferred revenue associated with BCH-Belgium distribution contracts; and

•	Changes in accounts payable due primarily to the timing of payments, and mix of payment terms.

Cash Generated by (Used in) Investing Activities

The $232.2 million increase in investing cash inflow was due primarily to:

•	$250.0 million increase from the receipt of the Royalty Pharma contingent milestone payment; partially offset by

•	$8.8 million decrease in proceeds from royalty rights; and

•	$7.7 million increase in capital spending due primarily to increased tablet and infant formula capacity and quality/regulation projects.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash (Used in) Financing Activities

The $121.0 million decrease in financing cash outflow was due primarily to:

•	$108.1 million decrease in share repurchases;

•	$5.9 million decrease in borrowings (repayments) of revolving credit agreements and other financing; and

•	$2.4 million decrease in deferred financing fees.

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

In October 2018, the Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date.

Borrowings and Capital Resources

Revolving Credit Agreements

On March 8, 2018, we terminated the revolving credit agreement entered into in December 2014 and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of March 30, 2019 or December 31, 2018.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Term Loans and Notes

We had $2.9 billion outstanding under our notes and bonds as of both March 30, 2019 and December 31, 2018. We had $331.3 million and $351.3 million outstanding under our term loan as of March 30, 2019 and December 31, 2018, respectively.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing December 5, 2019. On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020 (the "2018 Term Loan"). During the three months ended March 30, 2019, we made $12.3 million in scheduled principal payments on the 2018 Term Loan.

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no borrowings outstanding at March 30, 2019 or December 31, 2018.

Leases

We had $157.8 million of lease liabilities and $156.7 million of lease assets as of March 30, 2019, respectively.

Accounts Receivable Factoring

The total amount factored on a non-recourse basis and excluded from accounts receivable was $23.3 million and $24.3 million at March 30, 2019 and December 31, 2018, respectively.

We are in compliance with all covenants under our debt agreements as of March 30, 2019 (refer to Item 1. Note 8 and Note 9 for more information on all of the above lease activity and debt facilities, respectively).

Credit Ratings

Our credit ratings on March 30, 2019 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Rating Services, respectively.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources. We acquire and collaborate on potential products still in development and enter into R&D arrangements with third parties that often require milestone payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required upon the successful achievement of an important point in the development life cycle of the product. Because of the contingent nature of these payments, they are not included in the table of contractual obligations included in our 2018 Form 10-K and referred to below.
Contractual Obligations and Commitments

There were no material changes in contractual obligations as of March 30, 2019 from those provided in our 2018 Form 10-K.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Critical Accounting Policies

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting policies disclosed in our 2018 Form 10-K other than the hedging policies that we updated upon adoption of ASU 2017-12 (refer to Item 1. Note 7) and our leasing polices that we updated upon adoption of ASU 2016-02 (refer to Item 1. Note 8).

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2018 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 30, 2019. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of March 30, 2019. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 13 of the Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1A
Risk Factors

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K, other than as described below.

Management transition creates uncertainties, and any difficulties we experience in managing such transitions may negatively impact our business.

Over the last several years, we have experienced a number of changes in our executive leadership. Most recently, on March 20, 2019, we announced the appointment of Raymond P. Silcock as Chief Financial Officer and principal accounting officer. Mr. Silcock’s appointment followed the resignation of Ronald L. Winowiecki, who had held those roles since his appointment in February 2017. Changes in executive management create uncertainty. Moreover, changes in our company as a result of management transition could have a disruptive impact on our ability to implement, or result in changes to, our strategy and could negatively impact our business, financial condition and results of operations.

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

We are currently involved in several audits and adjustments related disputes, including litigation, with the IRS. These include litigation regarding our 2009, 2010, 2011, and 2012 tax years, as well as proposed audit adjustments related to litigation costs related to Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the 2011, 2012 and 2013 tax years.

In addition, on October 31, 2018, we received an audit finding letter from Irish Revenue for the years under audit 2012-2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Assessment ("NoA") on November 29, 2018, which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636.0 million, not including interest or any applicable penalties. We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. As part of this strategy to pursue all available administrative and judicial avenues, Elan Pharma was, on February 25, 2019, granted leave by the Irish High Court to seek judicial review of the issuance of the NoA. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. If Perrigo is ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made, which could take up to, or more than, a year. No payment of any amount related to this assessment is required to be made, if at all, until all applicable proceedings have been completed, which could take a number of years. However, while we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is ultimately resolved unfavorably it would have a material adverse impact on us, including on liquidity and capital resources.

On April 26, 2019, we received a revised Notice of Proposed Adjustment (“NOPA”) from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, 2012 and 2013. The NOPA carries forward the theory from a 2017 draft NOPA that when Elan took over the future funding of Athena’s in-process R&D in 1996, after it acquired Athena in 1996, it should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation

Perrigo Company plc - Item 1A
Risk Factors

prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS income position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on our liquidity and capital resources.

In addition, going forward, uncertainty regarding the future outcome of the NoA or NOPA may have an adverse impact on our financial condition and strategy, including our plan to separate our RX business.

At this time, we cannot predict the outcome of any audit or related litigation. Unfavorable developments in or resolutions of matters such as those discussed above could, individually or in the aggregate, have a material impact on our Condensed Consolidated Financial Statements in future periods (refer to Item 1, Note 12 for further information related to uncertain tax positions and ongoing tax audits and Item 1. Note 13 for further information related to legal proceedings).

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

10.1
Perrigo Annual Incentive Plan, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on February 27, 2019).

10.2
Amendment No. 4 to the 2013 Long-Term Incentive Plan, effective as of February 13, 2019 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on February 27, 2019).

10.3
Perrigo Company plc Executive Committee Severance Policy, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on February 27, 2019).

10.4
Perrigo Company plc Change in Control Severance Policy for U.S. Employees, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on February 27, 2019).

10.5
Perrigo Company plc U.S. Severance Policy, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on February 27, 2019).

10.6	Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 30, 2019).

10.7	Amendment No.1 to Employment Agreement, effective as of February 3, 2019, by and between Perrigo Management Company and Murray S. Kessler (filed herewith).

10.8
Letter Agreement, dated as of March 17, 2019, by and between Perrigo Company and Raymond Silcock (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2019).

10.9	Waiver and Release Agreement by and between Perrigo Company plc and Ronald Winowiecki effective as of April 17, 2019 (filed herewith).

31.1	Rule 13a-14(a) Certification by Murray S. Kessler, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Raymond P. Silcock, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter year ended March 30, 2019, formatted in Extensible Business Reporting Language, (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	May 9, 2019	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 9, 2019	/s/ Raymond P. Silcock
Raymond P. Silcock
Chief Financial Officer
(Principal Accounting and Financial Officer)