Form 10-Q
period 2019-06-29
PERRIGO Co plc
filed 2019-08-08
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2019

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

The Sharp Building, Hogan Place, Dublin 2, Ireland D02 TY74
+353 1 7094000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐  Yes  ☒ No
As of August 2, 2019, there were 136,054,652 ordinary shares outstanding.

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

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$1,149.0	$1,186.4	$2,323.5	$2,403.4
Cost of sales	718.2	715.4	1,443.9	1,439.7
Gross profit	430.8	471.0	879.6	963.7

Operating expenses
Distribution	23.7	23.8	47.1	48.5
Research and development	43.9	91.9	84.0	130.3
Selling	140.1	155.2	288.7	316.5
Administration	127.2	96.8	252.3	204.5
Impairment charges	27.8	1.7	31.9	1.7
Restructuring	12.2	3.7	21.5	5.2
Other operating expense (income)	0.9	3.2	(3.2)	6.1
Total operating expenses	375.8	376.3	722.3	712.8

Operating income	55.0	94.7	157.3	250.9

Change in financial assets	(5.5)	(0.6)	(15.9)	9.0
Interest expense, net	31.2	32.1	59.8	63.5
Other (income) expense, net	2.3	7.9	5.5	12.1
Loss on extinguishment of debt	—	—	—	0.5
Income before income taxes	27.0	55.3	107.9	165.8
Income tax expense	18.0	19.1	35.0	48.8
Net income	$9.0	$36.2	$72.9	$117.0

Earnings per share
Basic	$0.07	$0.26	$0.54	$0.84
Diluted	$0.07	$0.26	$0.54	$0.84

Weighted-average shares outstanding
Basic	136.0	138.1	136.0	139.5
Diluted	136.5	138.7	136.3	140.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$9.0	$36.2	$72.9	$117.0
Other comprehensive income (loss):
Foreign currency translation adjustments	27.8	(165.6)	11.0	(92.6)
Change in fair value of derivative financial instruments, net of tax	2.7	(3.5)	4.4	(4.1)
Change in post-retirement and pension liability, net of tax	—	(0.2)	(0.5)	(0.4)
Other comprehensive income (loss), net of tax	30.5	(169.3)	14.9	(97.1)
Comprehensive income (loss)	$39.5	$(133.1)	$87.8	$19.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 29, 2019	December 31, 2018
Assets
Cash and cash equivalents	$1,055.7	$551.1
Accounts receivable, net of allowance for doubtful accounts of $6.3 and $6.4, respectively	1,117.1	1,073.1
Inventories	940.5	878.0
Prepaid expenses and other current assets	322.1	400.0
Total current assets	3,435.4	2,902.2
Property, plant and equipment, net	824.3	829.1
Operating lease assets	135.4	—
Goodwill and indefinite-lived intangible assets	3,967.8	4,029.1
Definite-lived intangible assets, net	2,675.2	2,858.9
Deferred income taxes	6.8	1.2
Other non-current assets	383.8	362.9
Total non-current assets	7,993.3	8,081.2
Total assets	$11,428.7	$10,983.4
Liabilities and Shareholders’ Equity
Accounts payable	$513.7	$474.9
Payroll and related taxes	126.3	132.1
Accrued customer programs	385.2	442.4
Accrued liabilities	262.7	201.3
Accrued income taxes	104.1	96.5
Current indebtedness	398.8	190.2
Total current liabilities	1,790.8	1,537.4
Long-term debt, less current portion	3,084.4	3,052.2
Deferred income taxes	280.2	282.3
Other non-current liabilities	546.9	443.4
Total non-current liabilities	3,911.5	3,777.9
Total liabilities	5,702.3	5,315.3
Commitments and contingencies - Refer to Note 15
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,395.5	7,421.7
Accumulated other comprehensive income	99.5	84.6
Retained earnings (accumulated deficit)	(1,768.8)	(1,838.3)
Total controlling interest	5,726.2	5,668.0
Noncontrolling interest	0.2	0.1
Total shareholders’ equity	5,726.4	5,668.1
Total liabilities and shareholders' equity	$11,428.7	$10,983.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	136.0	135.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2017	140.8	$7,892.9	$253.1	$(1,975.5)	$6,170.5
Adoption of new accounting standards	—	—	(1.0)	6.3	5.3
Net income	—	—	—	80.8	80.8
Other comprehensive income	—	—	72.2	—	72.2
Stock options exercised	—	0.2	—	—	0.2
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	2.7	—	—	2.7
Compensation for restricted stock	—	10.0	—	—	10.0
Cash dividends, $0.19 per share	—	(26.7)	—	—	(26.7)
Shares withheld for payment of employees' withholding tax liability	—	(1.5)	—	—	(1.5)
Repurchases of ordinary shares	(1.3)	(108.1)	—	—	(108.1)
Balance at March 31, 2018	139.7	$7,769.5	$324.3	$(1,888.4)	$6,205.4

Net income	—	—	—	36.2	36.2
Other comprehensive income	—	—	(169.3)	—	(169.3)
Stock options exercised	—	0.1	—	—	0.1
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	2.7	—	—	2.7
Compensation for restricted stock	—	6.9	—	—	6.9
Cash dividends, $0.19 per share	—	(26.1)	—	—	(26.1)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(1.9)	—	—	(1.9)
Repurchases of ordinary shares	(2.0)	(156.9)	—	—	(156.9)
Balance at June 30, 2018	137.7	$7,594.3	$155.0	$(1,852.2)	$5,897.1

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2018	135.9	$7,421.7	$84.6	$(1,838.3)	$5,668.0
Adoption of new accounting standards	—	—	—	(3.4)	(3.4)
Net income	—	—	—	63.9	63.9
Other comprehensive loss	—	—	(15.6)	—	(15.6)
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	1.8	—	—	1.8
Compensation for restricted stock	—	14.2	—	—	14.2
Cash dividends, $0.19 per share	—	(25.9)	—	—	(25.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(2.4)	—	—	(2.4)
Balance at March 30, 2019	136.0	$7,409.4	$69.0	$(1,777.8)	$5,700.6

Net income	—	—	—	9.0	9.0
Other comprehensive income	—	—	30.5	—	30.5
Stock options exercised	—	0.3	—	—	0.3
Compensation for stock options	—	1.3	—	—	1.3
Compensation for restricted stock	—	14.2	—	—	14.2
Cash dividends, $0.21 per share	—	(28.9)	—	—	(28.9)
Shares withheld for payment of employees' withholding tax liability	—	(0.8)	—	—	(0.8)
Balance at June 29, 2019	136.0	$7,395.5	$99.5	$(1,768.8)	$5,726.2

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash Flows From (For) Operating Activities
Net income	$72.9	$117.0
Adjustments to derive cash flows:
Depreciation and amortization	191.5	217.8
Share-based compensation	28.0	22.3
Impairment charges	31.9	1.7
Change in financial assets	(15.9)	9.0
Loss on extinguishment of debt	—	0.5
Restructuring charges	21.5	5.2
Deferred income taxes	9.2	(14.2)
Amortization of debt premium	(3.0)	(3.7)
Other non-cash adjustments, net	26.4	5.1
Subtotal	362.5	360.7
Increase (decrease) in cash due to:
Accounts receivable	(55.3)	(24.3)
Inventories	(78.3)	(99.3)
Accounts payable	41.2	89.2
Payroll and related taxes	(23.0)	(48.4)
Accrued customer programs	(52.8)	33.9
Accrued liabilities	(19.2)	(30.4)
Accrued income taxes	(36.7)	(20.8)
Other, net	19.9	(5.9)
Subtotal	(204.2)	(106.0)
Net cash from (for) operating activities	158.3	254.7
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	1.7	10.3
Purchase of investment securities	—	(7.5)
Royalty Pharma contingent milestone payment	250.0	—
Asset acquisitions	(35.0)	—
Additions to property, plant and equipment	(54.7)	(33.3)
Net proceeds from sale of business and other assets	—	1.3
Net cash from (for) investing activities	162.0	(29.2)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	—	431.0
Payments on long-term debt	(158.9)	(457.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	397.5	(8.2)
Deferred financing fees	—	(2.4)
Issuance of ordinary shares	0.3	—
Repurchase of ordinary shares	—	(265.0)
Cash dividends	(54.8)	(52.8)
Other financing, net	(5.9)	(7.5)
Net cash from (for) financing activities	178.2	(362.2)
Effect of exchange rate changes on cash and cash equivalents	6.1	(15.5)
Net increase (decrease) in cash and cash equivalents	504.6	(152.2)
Cash and cash equivalents, beginning of period	551.1	678.7
Cash and cash equivalents, end of period	$1,055.7	$526.5

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

Segment Reporting Change

               During the three months ended March 30, 2019, we changed the composition of our operating and reporting segments. We moved our Israeli diagnostic business from the Consumer Self-Care International segment to the Prescription Pharmaceuticals segment and we made certain adjustments to our allocations between segments. These changes were made to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 17.

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

•	Prescription Pharmaceuticals ("RX") comprises our Prescription Pharmaceuticals business in the U.S. and our diagnostic business in Israel, which was previously in our CSCI segment.

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
ASU 2018-15: Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
This guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.
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

ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ASU 2018-19: Codification Improvements for Topic 326: Measurement of Credit Losses on Financial Instruments

ASU 2019-05: Financial Instruments-Credit Losses: Targeted Transition Relief

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
		January 1, 2020	We are in the process of completing our evaluation. Upon adoption, we are not expecting a material impact on the financial statements.
ASU 2018-18: Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606
This guidance amends ASC 808 to clarify that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. The proposed guidance would be applied retrospectively to the date of initial adoption of Topic 606.
		January 1, 2020	We are in the process of completing our evaluation. Upon adoption, we are not expecting a material impact on the financial statements.
ASU 2018-14: Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans	This guidance amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post-retirement plans.	December 31, 2020	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.

Perrigo Company plc - Item 1
Note 2

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
U.S.	$768.6	$772.3	$1,537.4	$1,558.7
Europe(2)	315.8	344.3	656.7	706.2
All other countries(3)	64.6	69.8	129.4	138.5
	$1,149.0	$1,186.4	$2,323.5	$2,403.4

(1) Derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $6.9 million and $12.1 million for the three and six months ended June 29, 2019, respectively, and $5.0 million and $10.4 million for the three and six months ended June 30, 2018, respectively.
(3) Includes net sales generated primarily in Israel, Mexico, Australia and Canada.

The following is a summary of our net sales by category (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
CSCA(1)
Cough/cold/allergy/sinus	$120.9	$109.3	$253.5	$250.8
Gastrointestinal	106.2	103.0	206.5	195.2
Infant nutritionals	85.5	109.2	181.5	212.6
Analgesics	88.2	92.2	177.0	185.9
Smoking cessation	77.0	71.2	143.8	137.1
Animal health	22.4	31.9	42.0	58.2
Vitamins, minerals and dietary supplements	3.9	4.3	7.3	7.3
Other CSCA(2)	78.0	75.8	152.3	151.4
Total CSCA	582.1	596.9	1,163.9	1,198.5
CSCI
Cough/cold/allergy/sinus	74.1	84.7	169.8	183.4
Lifestyle	81.2	86.1	162.7	175.8
Personal care and derma-therapeutics	69.2	79.7	135.2	155.3
Natural health and vitamins, minerals and dietary supplements	25.6	27.9	55.4	61.1
Anti-parasites	26.0	30.4	52.7	58.5
Other CSCI(3)	51.4	49.1	102.5	101.6
Total CSCI	327.5	357.9	678.3	735.7
Total RX	239.4	231.6	481.3	469.2
Total net sales	$1,149.0	$1,186.4	$2,323.5	$2,403.4

(1)    Includes net sales from our OTC contract manufacturing business.

(2)
Consists primarily of branded OTC, diabetic care, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

(3)
Consists primarily of liquid licensed products, our distribution business and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

Perrigo Company plc - Item 1
Note 2

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $65.8 million and $133.1 million for the three and six months ended June 29, 2019, respectively, and $77.1 million and $146.5 million for the three and six months ended June 30, 2018, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	June 29, 2019	December 31, 2018
Short-term contract assets	Prepaid expenses and other current assets	$16.6	$25.5

NOTE 3 – ACQUISITIONS

Acquisitions Completed During the Six Months Ended June 29, 2019

Generic Product Acquisition

On May 17, 2019, we purchased the Abbreviated New Drug Application ("ANDA") for a generic product used to relieve pain from osteoarthritis, for $15.7 million in cash, which we capitalized as a developed product technology intangible asset. We plan to launch the product during the third quarter of 2019 and begin amortizing it over a 20-year useful life. Operating results attributable to the product are included within our RX segment.

Budesonide Nasal Spray and Triamcinolone Nasal Spray

On April 1, 2019, we purchased product ANDAs and other records and registrations of Budesonide Nasal Spray, a generic equivalent of Rhinocort Allergy®, and Triamcinolone Nasal Spray, a generic equivalent of Nasacort Allergy®, from Barr Laboratories, Inc. ("Barr"), a subsidiary of Teva Pharmaceuticals, for $14.0 million in cash. We previously developed and marketed the products in collaboration with Barr under a development, marketing and commercialization agreement that originated in August 2003. Under this prior agreement, we paid Barr a percentage of net income from products sold by Perrigo in the U.S. By purchasing the assets from Barr and terminating the original development, marketing and commercialization agreement, we are now entitled to 100% of the income from sales of the product. Operating results attributable to these products are included within our CSCA segment. The intangible assets acquired are classified as developed product technology with a 10-year useful life.

Acquisitions Completed During the Year Ended December 31, 2018

Nasonex-branded products

On May 29, 2018, we entered into a license agreement with Merck Sharp & Dohme Corp. ("Merck"), which allows us to develop and commercialize an OTC version of Nasonex-branded products containing the compound, mometasone furoate monohydrate. The acquisition was accounted for as an asset acquisition based on our assessment that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset to be used for R&D. In accordance with Accounting Standards Codification Topic 730 Research and Development, the non-refundable upfront license fee of $50.0 million was recorded in R&D expense in our CHCA segment because the intangible research and development asset acquired has no alternative use. The agreement requires us to make contingent payments if we obtain regulatory approval and achieve certain sales milestones. We will also be obligated to make royalty payments on potential future sales. The contingent consideration will be included in the measurement of the cost of the asset when the contingency is resolved and the consideration is paid or becomes payable. Consideration paid after U.S. Food and Drug Administration approval will be capitalized and amortized to cost of goods sold over the economic life of each product.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2018	Transfer to assets held-for-sale	Currency Translation Adjustments	June 29, 2019
CSCA(1)	$1,713.7	$(42.2)	$2.1	$1,673.6
CSCI(2)	1,151.3	—	(9.2)	1,142.1
RX	1,114.8	—	4.8	1,119.6
Total goodwill	$3,979.8	$(42.2)	$(2.3)	$3,935.3

(1)	We had accumulated impairments of $24.5 million and $161.2 million as of June 30, 2018 and June 29, 2019, respectively.

(2)	We had accumulated impairments of $868.4 million as of June 30, 2018 and June 29, 2019.

  During the three months ended June 29, 2019, our RX U.S. reporting unit had an indication of potential impairment which was driven by a combination of industry and market factors and uncertainty related to the timing

Perrigo Company plc - Item 1
Note 4

and associated cash flows of the projected ProAir launch. Goodwill remaining in this reporting unit was $1,119.6 million as of June 29, 2019. We prepared an impairment test as of June 29, 2019 and determined that the fair value of the RX U.S. reporting unit continued to exceed net book value by approximately 10%. The excess was lower than our annual impairment test as of October 1, 2018, in which fair value exceeded carrying value by more than 25%. While no impairment was recorded as of June 29, 2019, future developments such as deterioration in business performance or market multiples could reduce the fair value of this reporting unit and lead to impairment in a future period.

In conjunction with the test performed during the three months ended June 29, 2019, we early adopted ASU 2017-04 which removes the Step 2 requirement in instances when the carrying value of a reporting unit exceeds its fair value. Prospectively, if a reporting unit’s carrying value exceeds its fair value, we will record an impairment charge in the amount of the difference, limited to the amount of goodwill attributed to that reporting unit.

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	June 29, 2019		December 31, 2018
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$18.0	$—	$18.1	$—
In-process research and development	14.5	—	31.2	—
Total indefinite-lived intangibles	$32.5	$—	$49.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$173.7	$105.2	$178.6	$99.0
Developed product technology, formulations, and product rights	1,321.0	706.1	1,318.8	654.6
Customer relationships and distribution networks	1,558.5	613.9	1,586.6	566.5
Trademarks, trade names, and brands	1,266.0	219.5	1,282.4	188.5
Non-compete agreements	8.3	7.6	12.9	11.8
Total definite-lived intangibles	$4,327.5	$1,652.3	$4,379.3	$1,520.4
Total intangible assets	$4,360.0	$1,652.3	$4,428.6	$1,520.4

We recorded amortization expense of $73.6 million and $149.0 million for the three and six months ended June 29, 2019, respectively, and $85.3 million and $172.4 million for the three and six months ended June 30, 2018, respectively.

During the three months ended June 29, 2019, we identified impairment indicators for a certain definite-lived asset related to changes in pricing and competition in the market, which lowered the projected cash flows we expect to generate from the asset. We determined the asset was impaired by $27.8 million in our RX segment.

We recorded an impairment charge of $4.1 million on an in process R&D asset in the CSCA segment during the three months ended March 30, 2019 due to changes in projected development and regulatory timelines.

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	June 29, 2019	December 31, 2018
Finished goods	$501.2	$444.9
Work in process	192.8	197.5
Raw materials	246.5	235.6
Total inventories	$940.5	$878.0

NOTE 6 – FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	June 29, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$2.8	$—	$—	$9.4	$—	$—
Foreign currency forward contracts	—	4.0	—	—	3.8	—
Funds associated with Israeli severance liability	—	14.0	—	—	13.0	—
Royalty Pharma contingent milestone payments	—	—	89.1	—	—	323.2
Total assets	$2.8	$18.0	$89.1	$9.4	$16.8	$323.2

Liabilities:
Foreign currency forward contracts	$—	$3.6	$—	$—	$9.2	$—
Contingent consideration	—	—	12.1	—	—	15.3
Total liabilities	$—	$3.6	$12.1	$—	$9.2	$15.3

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$42.2
Indefinite-lived intangible assets(2)	—	—	—	—	—	10.5
Definite-lived intangible assets(3)	—	—	—	—	—	22.4
Total assets	$—	$—	$—	$—	$—	$75.1

(1)	As of December 31, 2018, goodwill with a carrying amount of $178.9 million was written down to a fair value of $42.2 million.

(2)	As of December 31, 2018, indefinite-lived intangible assets with a carrying amount of $46.9 million were written down to a fair value of $10.5 million.

(3)	As of December 31, 2018, definite-lived intangible assets with a carrying amount of $72.0 million were written down to a fair value of $22.4 million.

There were no transfers among Level 1, 2, and 3 during the three and six months ended June 29, 2019 or the year ended December 31, 2018.

Perrigo Company plc - Item 1
Note 6

Royalty Pharma Contingent Milestone Payments

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone payments (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning balance	$83.6	$124.9	$323.2	$134.5
Payments received	—	—	(250.0)	—
Change in fair value	5.5	0.6	15.9	(9.0)
Ending balance	$89.1	$125.5	$89.1	$125.5

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

	Three Months Ended
	June 29, 2019	June 30, 2018
Volatility	30.0%	30.0%
Rate of return	7.99%	8.09%

The fair value of the Royalty Pharma contingent milestone payment increased by $5.5 million and $15.9 million during the three and six months ended June 29, 2019, respectively. These adjustments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out. The fair value of the Royalty Pharma contingent milestone payments increased by $0.6 million during the three months ended June 30, 2018. This increase included a $2.9 million decrease in the fair value of the 2018 contingent milestone payment, more than offset by a $3.5 million increase in the fair value of the 2020 contingent milestone payment. During the six months ended June 30, 2018, the fair value of the Royalty Pharma contingent milestone payments decreased $9.0 million. The net changes in the fair value of the contingent milestone payments were due to the fluctuation of the projected global net sales of Tysabri®, which were impacted by competition, namely the launch of Ocrevus® in the U.S. and European markets.

In order for us to receive the 2020 milestone payment of $400.0 million, Royalty Pharma contingent payments for Tysabri® sales in 2020 must exceed $351.0 million. In 2018, the Royalty Pharma contingent payments for Tysabri® were $337.5 million, which exceeded the threshold. If Royalty Pharma contingent payments for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $89.1 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $310.9 million in Change in financial assets on the Condensed Consolidated Statements of Operations.

Perrigo Company plc - Item 1
Note 6

Contingent Consideration

The table below summarizes the change in fair value of contingent consideration (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning balance	$12.4	$18.1	$15.3	$22.0
Changes in value	0.9	(1.8)	(2.0)	(1.4)
Currency translation adjustments	—	(0.1)	—	—
Settlements and other adjustments	(1.2)	—	(1.2)	(4.4)
Ending balance	$12.1	$16.2	$12.1	$16.2

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

Generic product

When measuring the impairment of a certain definite-lived asset during the three months ended June 29, 2019, we utilized a discounted cash flow technique to estimate the fair value of the asset. Significant valuation inputs and assumptions relate to our projected future cash flows, including the total market size, our estimated market share, and our average selling price.

Perrigo Company plc - Item 1
Note 6

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	June 29, 2019		December 31, 2018
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,600.0		$2,600.0
Fair value	$2,533.0		$2,316.6

Retail bond and private placement note
Carrying value (excluding premium)		$153.5		$292.5
Fair value		$167.8		$307.9

The fair values of our public bonds for all periods were based on quoted market prices. The fair value of our private placement note for all periods was based on interest rates offered for borrowings of a similar nature and remaining maturities. The fair value of our retail bond for the year ended December 31, 2018 was based on interest rates offered for borrowings of a similar nature and remaining maturities. On May 23, 2019, we repaid the retail bond in full (refer to Note 11).

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, and variable rate long-term debt, approximate their fair value.

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	June 29, 2019	December 31, 2018
Fair value method	Prepaid expenses and other current assets	$2.8	$9.4
Fair value method(1)	Other non-current assets	$2.8	$4.4
Equity method	Other non-current assets	$16.8	$15.1

(1)	Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended		Six Months Ended
Measurement Category	Income Statement Location	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Fair value method	Other (income) expense, net	$1.8	$6.3	$7.9	$10.6
Equity method	Other (income) expense, net	$(1.0)	$(0.9)	$(1.7)	$(0.7)

During the three months ended June 30, 2018, Perrigo Asia Holding Company Limited increased its investment in Zibo Xinhua - Perrigo Pharmaceutical Company Limited by $7.5 million.

Perrigo Company plc - Item 1
Note 8

NOTE 8 – ASSETS HELD FOR SALE

We classify assets as "held for sale" when, among other factors, management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value and the fair market value, less costs to sell.

During the three months ended June 29, 2019, management committed to a plan to sell our animal health business; as a result, such assets were classified as held-for-sale. On July 8, 2019, we completed the sale of our animal health business (refer to Note 18). The assets associated with our animal health business were reported in our CSCA segment.

The assets held-for-sale were reported within Prepaid expenses and other current assets and liabilities held-for-sale were reported in Accrued liabilities. The amounts consisted of the following (in millions):

June 29, 2019
Assets held for sale
Current assets	$29.3
Property, plant and equipment, net	10.8
Goodwill and indefinite-lived intangible assets	42.2
Definite-lived intangible assets, net	36.4
Other assets	25.7
Total assets held for sale	$144.4
Liabilities held for sale
Current liabilities	$11.3
Other liabilities	38.3
Total liabilities held for sale	$49.6

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2019, we adopted Accounting Standards Update No. 2017-12 Targeted Improvements to Accounting for Hedge Activities ("ASU 2017-12") using a modified retrospective approach. Among other provisions, the new standard required modifications to existing presentation and disclosure requirements on a prospective basis. As such, certain disclosures for the three and six months ended June 30, 2018 below conform to the disclosure requirements prior to the adoption of ASU 2017-12.

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

Perrigo Company plc - Item 1
Note 9

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

We record derivative instruments on the balance sheet on a gross basis as either an asset or liability measured at fair value (refer to Note 6). Additionally, changes in a derivative's fair value, which are measured at the end of each period, are recognized in earnings unless a derivative can be designated in a qualifying hedging relationship.

Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. We have elected to recognize the fair value of the excluded component in OCI and amortize on a straight-line basis over the life of the derivative instrument, within the same line item on the Condensed Consolidated Statements of Operations that is used to present the earnings effect of the hedged item. All of our designated derivatives are assessed for hedge effectiveness quarterly. All of our designated derivatives were classified as cash flow hedges as of June 29, 2019 and December 31, 2018.

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

Perrigo Company plc - Item 1
Note 9

Interest Rate Swaps

Interest rate swap agreements are contracts to exchange floating rate for fixed rate payments (or vice versa) over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. There were no active designated or non-designated interest rate swaps as of June 29, 2019 and December 31, 2018.

Foreign Currency Derivatives

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows (in millions):

	Notional Amount
	June 29, 2019	December 31, 2018
Israeli Shekel (ILS)	$340.6	$232.6
British Pound (GBP)	111.0	90.2
European Euro (EUR)	108.0	134.2
Swedish (SEK)	42.2	38.7
Danish Krone (DKK)	58.2	56.5
United States Dollar (USD)	46.2	39.3
Canadian Dollar (CAD)	41.9	31.7
Polish Zloty (PLZ)	33.5	18.2
Chinese Yuan (CNY)	20.0	—
Norwegian Krone (NOK)	6.8	6.2
Romanian New Leu (RON)	5.9	4.4
Mexican Peso (MPX)	4.2	25.9
Other	12.6	8.7
Total	$831.1	$686.6

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	June 29, 2019	December 31, 2018
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.0	$2.0
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$3.0	$1.8

Perrigo Company plc - Item 1
Note 9

		Liability Derivatives
		Fair Value
	Balance Sheet Location	June 29, 2019	December 31, 2018
Designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$2.6	$6.4
Non-designated derivatives:
Foreign currency forward contracts	Accrued liabilities	$1.0	$2.8

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments in AOCI (in millions):

	Three Months Ended
	June 29, 2019
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Interest rate swap agreements		Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	$1.1	Net sales	0.1	Net sales	0.1
		Cost of sales	(0.2)	Cost of sales	(1.1)
			$(0.5)		$(1.0)

	Six Months Ended
	June 29, 2019
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Interest rate swap agreements		Interest expense, net	$(1.0)	Interest expense, net	$—
Foreign currency forward contracts	$—	Net sales	0.3	Net sales	—
		Cost of sales	(1.4)	Cost of sales	(2.2)
			$(2.1)		$(2.2)

(1) Net loss of $1.6 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

Perrigo Company plc - Item 1
Note 9

	Three Months Ended
	June 30, 2018
	Effective Portion
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Interest rate swap agreements		Interest expense, net	$(0.4)
Foreign currency forward contracts	$(4.3)	Net sales	—
		Cost of sales	1.6
		Interest expense, net	(1.1)
		Other (income) expense, net	(0.1)
			$—

	Six Months Ended
	June 30, 2018
	Effective Portion
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Interest rate swap agreements		Interest expense, net	$(0.9)
Foreign currency forward contracts	$(4.3)	Net sales	—
		Cost of sales	3.9
		Interest expense, net	(2.0)
		Other (income) expense, net	(0.5)
			$0.5

The amounts of gain/(loss) recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Six Months Ended
Non-Designated Derivatives	Income Statement Location	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign currency forward contracts	Other (income) expense, net	$(4.3)	$11.8	$(13.1)	$8.6
	Interest expense, net	1.4	0.2	1.8	(0.7)
Total		$(2.9)	$12.0	$(11.3)	$7.9

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

Perrigo Company plc - Item 1
Note 9

The classification and amount of gain/(loss) recognized in earnings on fair value and cash flow hedging relationships are as follows (in millions):

	Three Months Ended
	June 29, 2019
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,149.0	$718.2	$31.2	$2.3

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.1	$(0.2)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$(1.1)	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

	Six Months Ended
	June 29, 2019
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,323.5	$1,443.9	$59.8	$5.5

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.3	$(1.4)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$(2.2)	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.0)	$—

NOTE 10 – LEASES

We adopted ASU 2016-02, Leases, as of January 1, 2019, using the modified retrospective transition approach, with a cumulative-effect adjustment to the opening balance of retained earnings as of the effective date. The financial results reported in periods prior to 2019 are unchanged. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

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

Perrigo Company plc - Item 1
Note 10

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

Many of our leases include one or more options to extend the lease term. Certain leases also include options to terminate early or purchase the leased property, all of which are executed at our sole discretion. Optional periods may be included in the lease term and measured as part of the lease asset and lease liability if we are reasonably certain to exercise our right to use the leased asset during the optional periods. We generally consider renewal options to be reasonably certain of execution and included in the lease term when significant leasehold improvements have been made by us to the leased assets. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of our lease agreements include contingent rental payments based on per unit usage over contractual levels (e.g., miles driven or machine hours used) and others include rental payments adjusted periodically for market reviews or inflationary indexes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The balance sheet location of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	June 29, 2019
Operating	Operating lease assets	$135.4
Finance	Other non-current assets	17.1
Total		$152.5

Liabilities	Balance Sheet Location	June 29, 2019
Current
Operating	Accrued liabilities	$32.9
Finance	Current indebtedness	1.9
Non-Current
Operating	Other non-current liabilities	107.4
Finance	Long-term debt, less current portion	11.8
Total		$154.0

Perrigo Company plc - Item 1
Note 10

The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets		Liabilities
	Operating	Financing	Operating	Financing
	June 29, 2019	June 29, 2019	June 29, 2019	June 29, 2019
CSCA	$22.7	$8.9	$22.9	$8.4
CSCI	42.0	6.1	42.9	3.2
RX	37.5	0.3	38.9	0.3
Unallocated	33.2	1.8	35.6	1.8
Total	$135.4	$17.1	$140.3	$13.7

Lease expense was as follows (in millions):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Operating leases(a)	$11.2	$23.2

Finance leases
Amortization	$0.7	$1.3
Interest	0.1	0.2
Total finance leases	$0.8	$1.5

(a) Includes short-term leases and variable lease costs, which are immaterial.

Total operating lease expense for the three and six months ended June 30, 2018 was $14.2 million and $26.1 million, respectively.

The annual future maturities of our leases as of June 29, 2019 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2019	$19.4	$1.2	$20.6
2020	34.6	2.3	36.9
2021	24.9	3.6	28.5
2022	18.3	1.2	19.5
2023	14.0	1.0	15.0
After 2023	51.7	7.8	59.5
Total lease payments	162.9	17.1	180.0
Less: Interest	22.6	3.4	26.0
Present value of lease liabilities	$140.3	$13.7	$154.0
`

Our weighted average lease terms and discount rates are as follows:

June 29, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.59
Finance leases	9.43
Weighted-average discount rate
Operating leases	4.19%
Finance leases	4.35%

Perrigo Company plc - Item 1
Note 10

Our lease cash flow classifications are as follows (in millions):

Six Months Ended
June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$23.0
Operating cash flows for finance leases	$0.2
Financing cash flows for finance leases	$1.4

Leased assets obtained in exchange for new finance lease liabilities	$7.8
Leased assets obtained in exchange for new operating lease liabilities	$12.8

NOTE 11 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		June 29, 2019	December 31, 2018
Revolving Credit Agreement
2018 Revolver due March 8, 2023		$325.0	$—
Term loan
2018 Term loan due March 8, 2020(1)		323.4	351.3
Notes and Bonds
Coupon	Due
5.000%	May 23, 2019	—	137.6
3.500%	March 15, 2021	280.4	280.4
3.500%	December 15, 2021	309.6	309.6
5.105%	July 28, 2023(1)	153.5	154.9
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,753.5	2,892.5
Other financing		87.2	2.8
Unamortized premium (discount), net		8.9	12.2
Deferred financing fees		(14.8)	(16.4)
Total borrowings outstanding		3,483.2	3,242.4
Current indebtedness		(398.8)	(190.2)
Total long-term debt less current portion		$3,084.4	$3,052.2

(1) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of June 29, 2019.

Revolving Credit Agreements

On March 8, 2018, we terminated the revolving credit agreement entered into on December 5, 2014 and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). During the three months ended June 29, 2019, in anticipation of the Ranir Global Holdings, LLC (“Ranir”) acquisition (refer to Note 18), we borrowed $375.0 million under this facility. There were $325.0 million of borrowings outstanding under the 2018 Revolver as of June 29, 2019. There were no borrowings outstanding under the 2018 Revolver as of December 31, 2018.

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing on December 5, 2019. On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing on March 8, 2020 (the "2018 Term Loan"). In addition, as a result of the refinancing during the three months ended March 31, 2018, we recorded a loss of $0.5 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations. During the six months ended June 29, 2019, we made $24.7 million in scheduled principal payments on the 2018 Term Loan.

Perrigo Company plc - Item 1
Note 11

Notes and Bonds

In connection with the Omega acquisition, on March 30, 2015, we assumed a 5.000% retail bond due in 2019 in the amount of €120.0 million ($130.7 million). On May 23, 2019 we repaid the bond in full.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". The balance outstanding under the facilities was $73.9 million at June 29, 2019. There were no borrowings outstanding under the facilities as of December 31, 2018.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 10).

NOTE 12 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net income	$9.0	$36.2	$72.9	$117.0

Denominator:
Weighted average shares outstanding for basic EPS	136.0	138.1	136.0	139.5
Dilutive effect of share-based awards	0.5	0.6	0.3	0.5
Weighted average shares outstanding for diluted EPS	136.5	138.7	136.3	140.0

Anti-dilutive share-based awards excluded from computation of diluted EPS	1.7	1.7	1.8	0.9

Shareholders' Equity

Share Repurchases

Following the expiration of our 2015 share repurchase plan authorization, in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three and six months ended June 29, 2019. During the three and six months ended June 30, 2018, we repurchased 2.0 million and 3.3 million ordinary shares

Perrigo Company plc - Item 1
Note 12

at an average repurchase price of $79.42 and $80.42 per share, for a total of $156.9 million and $265.0 million, respectively.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2018	$(15.5)	$104.5	$(4.4)	$84.6
OCI before reclassifications	0.2	11.0	—	11.2
Amounts reclassified from AOCI	4.2	—	(0.5)	3.7
Other comprehensive loss	$4.4	$11.0	$(0.5)	$14.9
Balance at June 29, 2019	$(11.1)	$115.5	$(4.9)	$99.5

NOTE 14 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
66.6%	34.5%	32.5%	29.4%

The effective tax rate for the three months ended June 29, 2019 increased compared to the prior year period due primarily to changes in the jurisdictional mix of pre-tax book income and a $27.8 million reduction in pre-tax income due to an impairment charge related to a definite-lived intangible asset.

The effective tax rate for the six months ended June 29, 2019 increased compared to the prior year period due primarily to changes in the jurisdictional mix of pre-tax book income.

On October 31, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Amended Assessment (“NoA”) on November 29, 2018 which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties. We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. As part of this strategy to pursue all available administrative and judicial avenues, Elan Pharma was, on February 25, 2019, granted leave by the Irish High Court to seek judicial review of the issuance of the NoA by Irish Revenue. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. The High Court has scheduled a hearing in this judicial review proceeding in April 2020, and we would expect a decision in this matter in the second half of 2020. If we are ultimately successful in the judicial review proceedings the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made.

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

Perrigo Company plc - Item 1
Note 14

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

On July 11, 2017, we received a draft Notice of Proposed Adjustment (“NOPA”) associated with transfer pricing positions for the IRS audit of Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. Athena was the originator of the patents associated with Tysabri® prior to the acquisition of Athena by Elan in 1996. The draft NOPA asserted that when Elan took over the future funding of Athena’s in-process R&D in 1996, after it acquired Athena in 1996, it should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. In response to the draft NOPA, we provided the IRS with substantial additional documentation supporting our position. On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, 2012 and 2013. The NOPA carries forward the theory from a 2017 draft NOPA. The revised NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation.

On December 22, 2016, we received a notice of proposed adjustment for the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. Perrigo acquired Elan in December 2013. This proposed adjustment relates to the deductibility of litigation costs. We disagree with the IRS’s position asserted in the notice of proposed adjustment and intend to contest it.

We have ongoing audits in multiple other jurisdictions the resolution of which remains uncertain. These jurisdictions include, but are not limited to, the United States, Ireland and other jurisdictions in Europe. In addition to the matters discussed above, the IRS is currently auditing our fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015 (which covers the period of the Elan transaction). The Israel Tax Authority's audit of our fiscal years ended June 29, 2013 and June 28, 2014 concluded with no material impact to the financial statements and the Israel Tax Authority is now auditing our fiscal years ended December 31, 2015, December 31, 2016 and December 31, 2017.

Perrigo Company plc - Item 1
Note 15

NOTE 15 – CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of June 29, 2019, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

We have also been named a co-defendant along with 35 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of 31 generic prescription pharmaceutical products starting in 2013. The only allegations specific to us relate to Clobetasol, Desonide, Econazole, Nystatin cream, and Nystatin ointment.

On August 3, 2018, a large managed care organization filed a complaint against us alleging price-fixing and customer allocation concerning 17 different products among 27 manufacturers including Perrigo. The only allegations specific to us concern Clobetasol gel, Desonide, Econazole, Nystatin cream, and Nystatin ointment.

Most recently, on January 16, 2019, a similar suit was brought by a health insurance carrier in the U.S. District Court for the District of Minnesota alleging a conspiracy to fix prices of 30 products among 30 defendants. The only allegations specific to us concern Clobetasol gel, Desonide, Econazole, Nystatin cream, and Nystatin ointment.

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

Pursuant to the court’s schedule staging various cases in phases, we moved to dismiss the complaints relating to Clobetasol and Econazole. The court issued a decision denying the motions in part in October 2018 and issued a second decision in February 2019 dismissing various state law claims, but allowing other state law claims to proceed. We filed answers to the Clobetasol gel complaints on December 31, 2018. We filed answers to the Desonide and Econazole complaints on March 15, 2019.

Motions to dismiss certain other complaints listed above were filed on February 21, 2019. Plaintiffs’ oppositions were due on May 2, 2019 and defendants’ replies were filed on June 13, 2019. Certain deposition discovery is allowed to proceed as of the court’s July 15, 2019 order in all cases and documentary discovery is also proceeding. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

Perrigo Company plc - Item 1
Note 15

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders - shareholders who purchased shares during the period April 21, 2015 through May 3, 2017 on the U.S. exchanges; shareholders who purchased shares during the same period on the Tel Aviv exchange; and shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation has begun. We intend to defend the lawsuit vigorously.

On November 1, 2017, Carmignac Gestion, S.A., filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Carmignac Gestion, S.A. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through April 2016. Plaintiff contends that the defendants provided

Perrigo Company plc - Item 1
Note 15

inadequate disclosure throughout the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, our reporting about the generic prescription pharmaceutical business and its prospects, and the activities surrounding the efforts to defeat the Mylan tender offer during 2015. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiff does not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

On January 16, 2018, Manning & Napier Advisors, LLC filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Manning & Napier Advisors, LLC v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5) and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 1
Note 15

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

On February 16, 2018, First Manhattan Company filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled First Manhattan Co. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the five other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. This lawsuit was filed by the same law firm that filed the Manning & Napier Advisors case and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier Advisors case. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. On April 20, 2018, the plaintiff filed an amended complaint that did not materially change the factual allegations of the original complaint. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 1
Note 15

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

On October 29, 2018, Nationwide Mutual Funds and Nationwide Variable Insurance Trust (both on behalf of several fund series) filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Nationwide Mutual Funds, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the seven other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs' allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the First Manhattan case, the Manning & Napier Advisors case, and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofer’s Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. The defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 1
Note 15

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

On January 31, 2019, Schwab Capital Trust and a variety of other Schwab entities filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Schwab Capital Trust, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the ten other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b‑5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the Carmignac case, the Manning & Napier case, the First Manhattan case, and the Nationwide Mutual Funds case described above and generally makes the same factual assertions as in the Nationwide Mutual Funds case. The complaint does not include factual allegations that the court dismissed in the July 2018 ruling in the Roofer’s Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above. The plaintiff does not provide an estimate of damages. The parties have agreed that the defendants will not have to respond to the complaint until 45 days after the court decides the motion to dismiss pending in the Carmignac, Manning & Napier, First Manhattan, and Nationwide Mutual cases described above. On July 31, 2019, the court granted in part and denied in part the motion to dismiss in the Carmignac and related cases; therefore this case has now also moved into the discovery phase. We intend to defend the lawsuit vigorously.

On February 6, 2019, OZ Master Fund, Ltd. and a related entity filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled OZ Master Fund, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the eleven other opt out cases described above. The complaint asserts claims under Securities Exchange Act sections 10(b) (and SEC Rule 10b‑5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of

Perrigo Company plc - Item 1
Note 15

Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above. The plaintiff does not provide an estimate of damages. The parties agreed that the court's rulings in July 2018 in the Roofer's case (discussed above) and in July 2019 in the Carmignac and other cases (discussed above) will apply to this case as well.The parties agreed to a proposed schedule, which the court approved in July 2019, by which the plaintiffs are participating in the discovery proceedings in the Roofer's Pension Fund case described above and the various individual cases also described above. We intend to defend the lawsuit vigorously.

On February 14, 2019, Highfields Capital I LP and related entities filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Highfields Capital I LP, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of Massachusetts. The complaint asserts claims under Securities Exchange Act sections 14(e) and 18 against all defendants, as well as 20(a) control person liability against the individual defendants. The complaint also asserts Massachusetts state law claims under Massachusetts Unfair Business Methods Law (chapter 93A § 11), and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged improper accounting for the Tysabri® asset. Some of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above and with allegations in one or more of the opt out cases described above. Plaintiffs do not provide a clear calculation of how they estimated damages and seek treble damages, punitive damages, and attorney's fees. On May 7, 2019, defendants filed a motion to transfer this case to the U.S. District Court for the District of New Jersey so that the proceedings in this case can be coordinated with the other cases (discussed above) pending in that court. The transfer motion has been fully briefed. We intend to defend the lawsuit vigorously.

On February 22, 2019, Aberdeen Canada Funds -- Global Equity Funds (and 30 other entities, some unrelated to Aberdeen) filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Aberdeen Canada Funds -- Global Equity Fund, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the twelve other opt-out cases pending in that Court. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b‑5) against all defendants and 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged undisclosed pricing pressure for generic prescription pharmaceuticals, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the Carmignac case, the Manning & Napier case, the First Manhattan case, the Nationwide Mutual Funds case, and the Schwab Capital Trust case described above, and generally makes the same factual assertions as in the Nationwide Mutual Funds case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofer’s Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above. The parties have agreed that the defendants will not have to respond to the complaint until 45 days after the court decides the motion to dismiss pending the Carmignac, Manning & Napier, First Manhattan, and Nationwide Mutual Funds cases described above. The plaintiff does not provide an estimate of damages. On July 31, 2019, the court granted in part and denied in part the motion to dismiss in the Carmignac and related cases; therefore this case has now also moved into the discovery phase. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 1
Note 15

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

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv exchange during the period April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the Mylan tender offer (November 13, 2015). The amended complaint names as defendants the Company, Ernst & Young LLP (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under U.S. securities laws of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under Israeli securities laws. In general, the allegations concern the actions taken by us and our former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure concerning purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = 0.28 cents). After the other two cases filed in Israel were voluntarily dismissed, the plaintiff in this case agreed to stay this case pending the outcome of the Roofers’ Pension Fund case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purports to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleges violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contend that the Company, in its Form 10‑Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff does not provide an estimate of class damages. The Court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which named the same defendants, asserted the same class period, and invoked the same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period (March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contends that Perrigo’s disclosures about the Irish tax audit were inadequate beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeats many of the allegations of the April 2019 amended complaint. The second amended complaint alleges violations of Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss, and the plaintiffs filed an opposition. The defendants' reply is due in mid-August 2019. At some time thereafter the court will decide the motion. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 1
Note 15

In Israel (cases related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. We filed a request for a stay, the plaintiff agreed in part, and the court approved a stay and required the parties to update the court about the U.S. proceedings by September 1, 2019. We intend to defend the lawsuit vigorously.

Claim Arising from the Omega Acquisition

On December 16, 2016, we and Perrigo Ireland 2 brought an arbitral claim ("Claim") against Alychlo NV ("Alychlo") and Holdco I BE NV (together the "Sellers") in accordance with clause 26.2 of the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of the Belgian Centre for Arbitration and Mediation ("CEPANI"). Our Claim relates to the accuracy and completeness of information about Omega provided by the Sellers as part of the sale process, the withholding of information by the Sellers during that process and breaches of Sellers’ warranties. We are seeking monetary damages from the Sellers. The Sellers served their respective responses to the Claim on February 20, 2017. In its response, Alychlo has asserted a counterclaim for monetary damages contending that we breached a warranty in the SPA and breached the duty of good faith in performing the SPA. Alychlo has recently filed papers seeking permission to introduce an additional counterclaim theory of recovery related to the Irish tax issue recently disclosed by the Company such that if the position of the Irish tax authorities prevails, Alychlo would have a further basis for its counterclaim against Perrigo. The proposed additional counterclaim theory does not appear to increase any damages sought. In June 2019, the Tribunal denied permission for Alychlo to introduce the additional counterclaim and dismissed certain aspects of the original Alychlo counterclaim. There can be no assurance that our Claim will be successful, and the Sellers deny liability for the Claim. To the extent that aspects of Alychlo’s counterclaim survived the Tribunal’s ruling in June 2019, we deny that Alychlo is entitled to any relief (including monetary relief). The arbitration proceedings are confidential as required by the SPA and the rules of the CEPANI.

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

NOTE 16 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and asset impairments. The following reflects our restructuring activity (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning balance	$20.5	$12.4	$24.0	$21.4
Additional charges	12.2	3.7	18.1	5.2
Payments	(9.0)	(3.1)	(18.0)	(13.8)
Non-cash adjustments	0.3	(0.3)	(0.1)	(0.1)
Ending balance	$24.0	$12.7	$24.0	$12.7

Perrigo Company plc - Item 1
Note 16

The charges incurred during the three and six months ended June 29, 2019 were primarily associated with the reorganization of our executive management team and other actions taken to streamline the organization. Of the amount recorded during the six months ended June 29, 2019, $9.8 million related to the CSCI segment due primarily to the sales force reorganization in France. The charges incurred during the six months ended June 30, 2018 were primarily associated with continued costs from actions we took to streamline our organization as announced on February 21, 2017, as well as additional lease exit costs. All charges are recorded in Restructuring expense on the Condensed Consolidated Financial Statements. The remaining $24.0 million liability for employee severance benefits is expected to be paid within the next year.

NOTE 17 – SEGMENT INFORMATION

Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

The below tables show select financial measures by reporting segment (in millions):

	Total Assets
	June 29, 2019	December 31, 2018
CSCA	$4,041.9	$3,571.7
CSCI	4,593.5	4,613.0
RX	2,793.3	2,798.7
Total	$11,428.7	$10,983.4

	Three Months Ended
	June 29, 2019			June 30, 2018
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$582.1	$107.8	$9.3	$596.9	$64.6	$15.3
CSCI	327.5	(2.9)	43.0	357.9	4.0	49.2
RX	239.4	14.7	21.3	231.6	53.6	20.8
Unallocated	—	(64.6)	—	—	(27.5)	—
Total	$1,149.0	$55.0	$73.6	$1,186.4	$94.7	$85.3

	Six Months Ended
	June 29, 2019			June 30, 2018
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$1,163.9	$202.0	$19.3	$1,198.5	$183.2	$30.5
CSCI	678.3	5.1	87.1	735.7	16.3	100.3
RX	481.3	75.3	42.6	469.2	114.8	41.6
Unallocated	—	(125.1)	—	—	(63.4)	—
Total	$2,323.5	$157.3	$149.0	$2,403.4	$250.9	$172.4

NOTE 18 – SUBSEQUENT EVENTS

Animal health business

On July 8, 2019, we completed the sale of our animal health business to PetIQ for base consideration of$185.0 million, which we estimate will result in a pre-tax gain of $80.0 million to $90.0 million. The final purchase price and gain is subject to customary post-closing adjustments for changes to working capital compared to the target working capital on the closing date and is expected to be finalized by the fourth quarter of 2019.

Generic product acquisition

On July 2, 2019, we purchased the ANDA for a generic gel product used for the treatment of Hemophilus vaginitis for $49.0 million in cash, which we capitalized as a developed product technology intangible asset. We plan to launch the product during the three months ended September 28, 2019 and begin amortizing it over a 20-year useful life. Operating results attributable to the product will be included within our RX segment.

Ranir Global Holdings, LLC

Perrigo Company plc - Item 1
Note 18

On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir, a privately-held company, for total base consideration of $750.0 million in a debt-free, cash-free transaction. We funded the transaction with cash on hand and borrowings under the 2018 Revolver (refer to Note 11).

Ranir is headquartered in Grand Rapids, Michigan, and is a leading global supplier of private label and branded oral care products. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions. Ranir operations will be reported in our CSCA segment.

During the three and six months ended June 29, 2019, in connection with the acquisition, we incurred $2.2 million of general transaction costs (legal, banking and other professional fees). The amounts were recorded in Administration expenses and were not allocated to the CSCA segment.

We are in the process of gathering significant relevant information needed to complete the valuation for the assets acquired and liabilities assumed. As a result, the initial accounting for the acquisition accounting is incomplete. The provisional acquisition amounts recognized for assets acquired and liabilities assumed and the supplemental pro-forma information will be included in our quarterly Report on Form 10-Q for the third quarter of 2019.

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

Segment Reporting Change

               During the three months ended March 30, 2019, we changed the composition of our operating and reporting segments. We moved our Israeli diagnostic business from the Consumer Self-Care International segment to the Prescription Pharmaceuticals segment and we made certain adjustments to our allocations between

Perrigo Company plc - Item 2
Executive Overview

segments. These changes were made to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Item 1. Note 2 and Note 17. For results by segment, see "Segment Results" below.

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

•	Prescription Pharmaceuticals ("RX") comprises our Prescription Pharmaceuticals business in the U.S. and our diagnostic business in Israel, which was previously in our CSCI segment.

Highlights

•
On August 9, 2018, we announced a plan to separate our RX business, which, when completed, will enable us to focus on expanding our consumer-facing businesses. We have made significant progress related to the preparations for separation, which may include a possible sale, spin-off, merger or other form of separation. While we remain committed to transforming to a consumer-focused business, we cannot commit to a specific date for the separation. In connection with the proposed separation, we anticipate incurring significant preparation costs, excluding restructuring expenses and transaction costs, in the range of $45.0 million to $80.0 million depending on the final structure of the transaction.

•
On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir Global Holdings, LLC (“Ranir”), a privately-held company, for total base consideration of $750.0 million in a debt-free, cash-free transaction, subject to post-closing adjustments for changes to working capital compared to the target working capital on the closing date. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions (refer to Item 1. Note 18).

RESULTS OF OPERATIONS

CONSOLIDATED

Recent Developments

Notice of Proposed Adjustment

On April 26, 2019, we received a revised Notice of Proposed Adjustment (“NOPA”) from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, 2012 and 2013. The NOPA carries forward the theory from a 2017 draft NOPA that when Elan took over the future funding of Athena’s in-process Research & Development ("R&D") in 1996, after it acquired Athena in 1996, it should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS income position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on our liquidity and capital resources (refer to Item 1. Note 14).

Perrigo Company plc - Item 2
Consolidated

Consolidated Results

Three Month Comparison

	Three Months Ended
(in millions)	June 29, 2019	June 30, 2018
Net sales	$1,149.0	$1,186.4
Gross profit	$430.8	$471.0
Gross profit %	37.5%	39.7%
Operating income	$55.0	$94.7
Operating income %	4.8%	8.0%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Operating income decreased $39.7 million, or 42%, over the prior year period due to:

•	$37.4 million, or 3%, decrease in net sales over the prior year period due to:

•	$51.9 million decrease in sales of existing products due primarily to pricing pressure and decreased sales volumes of certain products;

•	$26.6 million decrease due to discontinued products; and

•	$23.8 million decrease due primarily to unfavorable European Euro foreign currency translation; partially offset by

•	$64.9 million increase due to new product sales.

•	$40.2 million decrease in gross profit, or a 220 basis point decrease in gross profit as a percentage of net sales, due primarily to the net sales decreases discussed above.

•	$0.5 million decrease in operating expenses due primarily to:

•	$50.0 million decrease in R&D expense due to the absence of an upfront license fee payment to enter into a license agreement with Merck Sharp & Dohme Corp ("Merck") in the prior year period;

•	$15.3 million decrease in selling expenses due primarily to the effect of European Euro favorable foreign currency translation; partially offset by

•	$30.4 million increase in administrative expenses due primarily to increased legal and consulting fees;

•	$27.8 million impairment charge related to a definite-lived intangible asset;

•	$8.4 million increase in restructuring expense due primarily to the reorganization of our sales force in France.

Perrigo Company plc - Item 2
Consolidated

Six Month Comparison

	Six Months Ended
(in millions)	June 29, 2019	June 30, 2018
Net sales	$2,323.5	$2,403.4
Gross profit	$879.6	$963.7
Gross profit %	37.9%	40.1%
Operating income	$157.3	$250.9
Operating income %	6.8%	10.4%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Operating income decreased $93.6 million, or 37%, over the prior year period due to:

•	$79.9 million, or 3%, decrease in net sales over the prior year period due to:

•	$90.3 million decrease in sales of existing products due primarily to pricing pressure;

•	$59.6 million decrease due primarily to unfavorable European Euro foreign currency translation; and

•	$49.7 million decrease due to discontinued products; partially offset by

•	$119.7 million increase due to new product sales.

•
$84.1 million decrease in gross profit, or a 220 basis point decrease in gross profit as a percentage of net sales, due primarily to the decrease in net sales discussed above, increased commodity costs related to certain products and operating inefficiencies in the CSCA segment.

•	$9.5 million increase in operating expenses due primarily to:

•	$47.8 million increase in administrative expenses due primarily to increased legal and consulting fees;

•	$31.9 million of impairment charges related to a definite-lived intangible asset and an in-process R&D asset; and

•	$16.3 million increase in restructuring expense due primarily to the reorganization of our sales force in France; partially offset by

•	$50.0 million decrease in R&D expense due to the absence of an upfront license fee payment to enter into a license agreement with Merck in the prior year period;

•	$27.8 million decrease in selling expenses due primarily to the effect of European Euro favorable foreign currency translation; and

•	$9.4 million decrease in acquisition and integration-related charges and contingent consideration adjustments.

Perrigo Company plc - Item 2
Consolidated

CONSUMER SELF-CARE AMERICAS

Recent Developments

•
On July 8, 2019, we completed the sale of our animal health business to PetIQ for base consideration of$185.0 million, which we estimate will result in a pre-tax gain of $80.0 million to $90.0 million. The final purchase price and gain is subject to customary post-closing adjustments for changes to working capital compared to the target working capital on the closing date and is expected to be finalized by the fourth quarter of 2019 (refer to Item 1. Note 18).

•
On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir, a privately-held company, for total base consideration of $750.0 million in a debt-free, cash-free transaction, subject to post-closing adjustments for changes to working capital compared to the target working capital on the closing date. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions (refer to Item 1. Note 18).

•
On April 1, 2019, we purchased product Abbreviated New Drug Application ("ANDA"s) and other records and registrations of Budesonide Nasal Spray, a generic equivalent of Rhinocort Allergy® and Triamcinolone Nasal Spray, a generic equivalent of Nasacort Allergy®, from Barr Laboratories, Inc., a subsidiary of Teva Pharmaceuticals, for $14.0 million in cash (refer to Item 1. Note 3).

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	June 29, 2019	June 30, 2018
Net sales	$582.1	$596.9
Gross profit	$196.8	$202.5
Gross profit %	33.8%	33.9%
Operating income	$107.8	$64.6
Operating income %	18.5%	10.8%

Three Months Ended June 29, 2019 vs. Three Months Ended June 30, 2018

Operating income increased $43.2 million, or 67%, over the prior year period due to:

•	$14.8 million, or 3%, decrease in net sales over the prior year period due primarily to:

•	$11.8 million decrease in sales of existing products due primarily to:

▪	Pricing pressure across all categories; and

▪	Lower sales volume in our infant nutritionals and animal health categories; partially offset by

▪	Higher sales volume in our cough/cold/allergy/sinus, gastrointestinal, and smoking cessation categories; and

•	$11.2 million decrease due to discontinued products; partially offset by

•	$8.0 million increase due primarily to the launches of various new antacids and smoking cessation products.

•	$5.7 million decrease in gross profit due primarily to the net sales decrease discussed above and certain operational inefficiencies.

•	$48.9 million decrease in operating expenses due primarily to the absence of a $50.0 million upfront license fee payment to enter into a license agreement with Merck in the prior year period in R&D.

Perrigo Company plc - Item 2
CSCA

Six Month Comparison

	Six Months Ended
(in millions)	June 29, 2019	June 30, 2018
Net sales	$1,163.9	$1,198.5
Gross profit	$380.8	$408.4
Gross profit %	32.7%	34.1%
Operating income	$202.0	$183.2
Operating income %	17.4%	15.3%

Six Months Ended June 29, 2019 vs. Six Months Ended June 30, 2018

Operating income increased $18.8 million, or 10%, over the prior year period as a result of:

•	$34.6 million, or 3%, decrease in net sales over the prior year period due primarily to:

•	$27.2 million decrease in sales of existing products due primarily to:

▪	Pricing pressure across all categories; and

▪	Lower sales volume in our infant nutritionals and animal health categories; partially offset by

▪	Higher sales volume in our cough/cold/allergy/sinus, gastrointestinal, and smoking cessation categories; and

•	$21.9 million decrease due to discontinued products; partially offset by

•	$15.0 million increase due primarily to the launches of various new antacids, cough/cold/allergy/sinus, and smoking cessation products.

•
$27.6 million decrease in gross profit, or a 140 basis point decrease in gross profit as a percentage of net sales, due primarily to the decrease in net sales discussed above, and increased commodity costs related to certain products in the cough/cold/allergy/sinus categories and operating inefficiencies related to infant formula production.

•	$46.4 million decrease in operating expenses due primarily to the absence of a $50.0 million upfront license fee payment to enter into a license agreement with Merck in R&D in the prior year period.

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

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	June 29, 2019	June 30, 2018
Net sales	$327.5	$357.9
Gross profit	$155.4	$173.2
Gross profit %	47.4%	48.4%
Operating income (loss)	$(2.9)	$4.0
Operating income (loss) %	(0.9)%	1.1%

Perrigo Company plc - Item 2
CSCI

Three Months Ended June 29, 2019 vs. Three Months Ended June 30, 2018

Operating income decreased $6.9 million, or 173%, over the prior year period due to:

•	$30.4 million, or 9%, decrease in net sales over the prior year period due to:

•	$30.6 million decrease in sales of existing products due primarily to:

▪	Lower net sales in France due to the reorganization of our sales force, which disrupted sales effectiveness and customer outreach; and

▪	Lower net sales in the cough/cold/allergy/sinus and anti-parasites categories; partially offset by

▪	Higher net sales in the distribution business and in analgesic products ;

•	$24.0 million decrease due to unfavorable European Euro foreign currency translation; and

•	$6.0 million decrease due to discontinued products; partially offset by

•	$30.2 million increase due primarily to the launches of XLS Forte 5 and ACO brands in the lifestyle and personal care and derma-therapeutic categories, respectively.

•	$17.8 million decrease in gross profit due primarily to the net sales decrease discussed above.

•	$10.9 million decrease in operating expenses due primarily to:

•	$18.5 million decrease in selling and administrative expense due to the effect of European Euro favorable foreign currency translation; partially offset by

•	$8.6 million increase in restructuring expense due primarily to the reorganization of our sales force in France.

Six Month Comparison

	Six Months Ended
(in millions)	June 29, 2019	June 30, 2018
Net sales	$678.3	$735.7
Gross profit	$323.7	$359.1
Gross profit %	47.7%	48.8%
Operating income	$5.1	$16.3
Operating income %	0.8%	2.2%

Six Months Ended June 29, 2019 vs. Six Months Ended June 30, 2018

Operating income decreased $11.2 million, or 69%, over the prior year period as a result of:

•	$57.4 million, or 8%, decrease in net sales over the prior year period as a result of:

•	$57.7 million decrease due to unfavorable European Euro foreign currency translation;

•	$48.0 million decrease in sales of existing products due primarily to:

▪	Lower net sales in the personal care and derma-therapeutics and lifestyle categories; partially offset by

▪	Higher net sales in the distribution business; and

•	$8.0 million decrease due to discontinued products; partially offset by

•	$56.3 million increase due primarily to the launches of XLS Forte 5 and ACO brands in the lifestyle and personal care and derma-therapeutic categories, respectively.

•	$35.4 million decrease in gross profit, due primarily to the net sales decrease discussed above.

•	$24.2 million decrease in operating expenses due primarily to:

•	$31.6 million decrease in selling and administrative expense due to the effect of European Euro favorable foreign currency translation; partially offset by

•	$8.7 million increase in restructuring expense due primarily to the reorganization of our sales force in France.

Perrigo Company plc - Item 2
CSCI

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
Although pricing pressure is beginning to moderate, we continue to experience a year-over-year reduction in pricing in our RX segment due to competitive pressures. Similar to the first quarter of 2019, we experienced a year-over-year decrease in pricing pressure in the second quarter and expect softness in pricing to continue to impact the segment for the foreseeable future.

•
On May 17, 2019, we purchased the ANDA for a generic product used to relieve pain from osteoarthritis, for $15.7 million in cash, which we capitalized as a developed product technology intangible asset. We plan to launch the the product during the third quarter of 2019 (refer to Item 1. Note 3).

•
During the three months ended June 29, 2019, we identified impairment indicators for a certain definite-lived asset related to changes in pricing and competition in the market, which lowered the projected cash flows we expect to generate from the asset. We determined the asset was impaired by $27.8 million. Competition and other industry and market factors may contribute to future impairment charges or indications of impairment in the segment (refer to Item 1. Note 4).

•
On July 2, 2019, we purchased the ANDA for a generic gel product used for the treatment of Hemophilus vaginitis for $49.0 million in cash, which we capitalized as a developed product technology intangible asset. We plan to launch the product during the third quarter of 2019.

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	June 29, 2019	June 30, 2018
Net sales	$239.4	$231.6
Gross profit	$78.6	$95.3
Gross profit %	32.8%	41.1%
Operating income	$14.7	$53.6
Operating income %	6.1%	23.1%

Three Months Ended June 29, 2019 vs. Three Months Ended June 30, 2018

Operating income decreased $38.9 million, or 73%, over the prior year period due to:

•	$7.8 million, or 3%, increase in net sales over the prior year period due primarily to:

•	$26.7 million increase due to new product sales; partially offset by

•	$9.4 million decrease in sales of existing products due primarily to pricing pressure and decreased sales volumes of certain existing products; and

•	$9.4 million decrease due to discontinued products.

•	$16.7 million decrease in gross profit, or a 830 basis point decrease in gross profit as a percentage of net sales, due primarily to pricing pressure and less favorable product mix.

•
$22.2 million increase in operating expenses due primarily to an impairment charge related to a definite-lived intangible assets of $27.8 million; partially offset by the absence of $4.7 million of acquisition and integration-related charges and contingent consideration adjustments.

Perrigo Company plc - Item 2
RX

Six Month Comparison

	Six Months Ended
(in millions)	June 29, 2019	June 30, 2018
Net sales	$481.3	$469.2
Gross profit	$175.1	$196.2
Gross profit %	36.4%	41.8%
Operating income	$75.3	$114.8
Operating income %	15.7%	24.5%

Six Months Ended June 29, 2019 vs. Six Months Ended June 30, 2018

Operating income decreased $39.5 million, or 34%, over the prior year period as a result of:

•	$12.1 million, or 3%, increase in net sales over the prior year period due to:

•	$48.4 million increase due to new product sales; partially offset by

•	$19.8 million decrease due to discontinued products;

•	$15.1 million decrease in sales of existing products due to pricing pressure; partially offset by increased sales volumes of certain products; and

•	$1.4 million decrease due to unfavorable Israeli Shekel foreign currency translation.

•	$21.1 million decrease in gross profit, or 540 basis points decrease of gross profit as a percentage of net sales, due primarily to pricing pressure and less favorable product mix.

•
$18.4 million increase in operating expenses due primarily to an impairment charge related to a definite-lived intangible asset of $27.8 million; partially offset by the absence of $8.7 million of acquisition and integration-related charges and contingent consideration adjustments.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Six Months Ended
June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
$64.6	$27.5	$125.1	$63.4

The increase of $37.1 million in unallocated expenses during the three months ended June 29, 2019 compared to the prior year period was due to a $23.5 million increase in legal and consulting fees and a $4.0 million increase in share-based compensation expense driven primarily by the on-boarding of new executives.

The increase of $61.7 million in unallocated expenses during the six months ended June 29, 2019 compared to the prior year period was due to a $45.9 million increase in legal and consulting fees, a $7.4 million increase due to the reorganization of our executive management team, and an increase in share-based compensation expense of $3.2 million driven by the on-boarding of new executives.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Change in Financial Assets, Interest expense, net, and Other (income) expense, net (Consolidated)

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Change in financial assets	$(5.5)	$(0.6)	$(15.9)	$9.0
Interest expense, net	$31.2	$32.1	$59.8	$63.5
Other (income) expense, net	$2.3	$7.9	$5.5	$12.1

Change in Financial Assets

During the three and six months ended June 29, 2019, the fair value of the Royalty Pharma contingent milestone payments increased $5.5 million and $15.9 million, respectively. These increases were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out. The fair value of the Royalty Pharma contingent milestone payments increased by $0.6 million during the three months ended June 30, 2018. This increase included a $2.9 million decrease in the fair value of the 2018 contingent milestone payment, more than offset by a $3.5 million increase in the fair value of the 2020 contingent milestone payment. During the six months ended June 30, 2018, the fair value of the Royalty Pharma contingent milestone payments decreased $9.0 million. The net changes in the fair value of the contingent milestone payments were due to the fluctuation of the projected global net sales of Tysabri®, which were impacted by competition, namely the launch of Ocrevus® in the U.S. and European markets.

In order for us to receive the 2020 milestone payment of $400.0 million, Royalty Pharma contingent payments for Tysabri® sales in 2020 must exceed $351.0 million. In 2018, the Royalty Pharma contingent payments for Tysabri® were $337.5 million, which exceeded the threshold. If Royalty Pharma contingent payments for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $89.1 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $310.9 million in Change in financial assets on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 6).

Interest Expense, Net

Interest expense, net was $31.2 million and $59.8 million during the three and six months ended June 29, 2019, respectively, compared to $32.1 million and $63.5 million for the three and six months ended June 30, 2018, respectively. The $0.9 million and $3.7 million decreases for the three and six months ended June 29, 2019, respectively, were due primarily to changes in our underlying hedge exposure (refer to Item 1. Note 9).

Other (Income) Expense, Net

Other (income) expense, net was $2.3 million expense for the three months ended June 29, 2019 compared to $7.9 million expense for the three months ended June 30, 2018. The $5.6 million decrease was due primarily to the absence of a $6.3 million loss on investment securities in the prior year period (refer to Item 1. Note 7); partially offset by $1.0 million of favorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

Other (income) expense, net was $5.5 million expense during the six months ended June 29, 2019 compared to $12.1 million expense for the six months ended June 30, 2018. The $6.6 million change was due primarily to the decrease of $3.7 million in losses on investment securities (refer to Item 1. Note 7) and $1.9 million of favorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
66.6%	34.5%	32.5%	29.4%

The effective tax rate for the three months ended June 29, 2019 increased compared to the prior year period due primarily to changes in the jurisdictional mix of pre-tax book income and a $27.8 million reduction in pre-tax income due to an impairment charge related to a definite-lived intangible asset.

The effective tax rate for the six months ended June 29, 2019 increased compared to the prior year period due primarily to changes in the jurisdictional mix of pre-tax book income (refer to Item 1. Note 14 for more information on income taxes).

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

Cash Generated by (Used in) Operating Activities
The $96.4 million decrease in operating cash inflow was due primarily to:

•
Decreased net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, and depreciation and amortization;

•	Changes in accrued customer programs due primarily to pricing dynamics in our RX segment, as well as timing of rebate and chargeback payments;

•	Changes in accounts payable due primarily to the timing of payments, and mix of payment terms; and

•	Changes in accounts receivable due primarily to timing of shipments and receipt of payments in our CSCA and RX segments; partially offset by

•	Changes in payroll and related taxes due primarily to increase in employee-related expenses;

•	Changes in inventory due primarily to the build-up of inventory levels to support customer demands; and

•
Changes in accrued liabilities due primarily to the change in royalty and profit sharing accruals, and changes in legal, consulting and litigation accruals, partially offset by deferred revenue associated with BCH-Belgium distribution contracts and changes in our underlying hedge exposure.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Investing Activities

The $191.2 million increase in investing cash inflow was due primarily to:

•	$250.0 million increase from the receipt of the Royalty Pharma contingent milestone payment;

•	$7.5 million increase due to the absence of the investment in Zibo Xinhua - Perrigo Pharmaceutical Company Limited in the prior year period (refer to Item 1. Note 7); partially offset by

•
$35.0 million decrease due primarily to the acquisition of an ANDA for a generic product used to relieve pain from osteoartheritis for $15.7 million, and Budesonide Nasal Spray and Triamcinolone Nasal Spray for $14.0 million (refer to Item 1. Note 3);

•	$21.4 million increase in capital spending due primarily to increased tablet and infant formula capacity and quality/regulation projects; and

•	$8.6 million decrease in proceeds from royalty rights.

Cash Generated by (Used in) Financing Activities
The $540.4 million decrease in financing cash outflow was due primarily to:

•	$405.7 million increase in net borrowings of revolving credit agreements and other financing;

•	$298.4 million net decrease in payments on long-term debt; and

•	$265.0 million decrease in share repurchases; partially offset by

•	$431.0 million decrease in issuances of long-term debt.

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

Borrowings and Capital Resources

Revolving Credit Agreements

On March 8, 2018, we terminated the revolving credit agreement entered into in December 2014 and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were $325.0 million of borrowings outstanding under the 2018 Revolver as of June 29, 2019. There were no borrowings outstanding under the 2018 Revolver as of December 31, 2018.

Term Loans and Notes

We had $2.8 billion outstanding under our notes and bonds as of both June 29, 2019 and December 31, 2018. We had $323.4 million and $351.3 million outstanding under our 2018 Term Loan as of June 29, 2019 and December 31, 2018, respectively.

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing December 5, 2019. On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020 (the "2018 Term Loan"). During the six months ended June 29, 2019, we made $24.7 million in scheduled principal payments on the 2018 Term Loan.

In connection with the Omega acquisition, on March 30, 2015, we assumed a 5.000% retail bond due 2019 in the amount of €120.0 million ($130.7 million). On May 23, 2019 we repaid the bond in full.

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. The balance outstanding under the facilities was $73.9 million at June 29, 2019. There were no borrowings outstanding under the facilities as of December 31, 2018.

Leases

We had $154.0 million of lease liabilities and $152.5 million of lease assets as of June 29, 2019.

Accounts Receivable Factoring

The total amount factored on a non-recourse basis and excluded from accounts receivable was $12.8 million and $24.3 million at June 29, 2019 and December 31, 2018, respectively.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

We are in compliance with all covenants under our debt agreements as of June 29, 2019 (refer to Item 1. Note 10 and Note 11 for more information on all of the above lease activity and debt facilities, respectively).

Credit Ratings

Our credit ratings on June 29, 2019 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Rating Services, respectively.

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
Contractual Obligations and Commitments

There were no material changes in contractual obligations as of June 29, 2019 from those provided in our 2018 Form 10-K.

Critical Accounting Policies

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting policies disclosed in our 2018 Form 10-K other than the hedging policies that we updated upon adoption of ASU 2017-12 (refer to Item 1. Note 9) and our leasing polices that we updated upon adoption of ASU 2016-02 (refer to Item 1. Note 10).

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2018 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 29, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Perrigo Company plc - Item 4
Controls and Procedures

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 29, 2019. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of June 29, 2019. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Part I, Item 1. Note 15 of the Notes to the Condensed Consolidated Financial Statements.

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

We are currently involved in several audits and adjustment-related disputes, including litigation, with the IRS. These include litigation regarding our 2009, 2010, 2011, 2012, and 2013 tax years, as well as proposed audit adjustments related to litigation costs related to Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the 2011, 2012 and 2013 tax years.

In addition, on October 31, 2018, we received an audit finding letter from Irish Revenue for the years under audit 2012-2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual

Perrigo Company plc - Item 1A
Risk Factors

property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Assessment ("NoA") on November 29, 2018, which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636.0 million, not including interest or any applicable penalties. We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. As part of this strategy to pursue all available administrative and judicial avenues, Elan Pharma was, on February 25, 2019, granted leave by the Irish High Court to seek judicial review of the issuance of the NoA. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. The High Court has scheduled a hearing in this judicial review proceeding in April 2020, and we would expect a decision in this matter in the second half of 2020. If Perrigo is ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made, which could take up to, or more than, a year. No payment of any amount related to this assessment is required to be made, if at all, until all applicable proceedings have been completed, which could take a number of years. However, while we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is ultimately resolved unfavorably it would have a material adverse impact on us, including on liquidity and capital resources.

On April 26, 2019, we received a revised Notice of Proposed Adjustment (“NOPA”) from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, 2012 and 2013. The NOPA carries forward the theory from a 2017 draft NOPA that when Elan took over the future funding of Athena’s in-process R&D in 1996, after it acquired Athena in 1996, it should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS income position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on our liquidity and capital resources.

In addition, going forward, uncertainty regarding the future outcome of tax disputes such as the NoA or NOPA may have an adverse impact on our financial condition and strategy, including our plan to separate our RX business.

At this time, we cannot predict the outcome of any audit or related litigation. Unfavorable developments in or resolutions of matters such as those discussed above could, individually or in the aggregate, have a material impact on our Condensed Consolidated Financial Statements in future periods (refer to Item 1, Note 14 for further information related to uncertain tax positions and ongoing tax audits and Item 1. Note 15 for further information related to legal proceedings).

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

10.1	Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 30, 2019).

10.2
Waiver and Release Agreement by and between Perrigo Company plc and Ronald Winowiecki effective as of April 17, 2019 (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).

10.3
Stock Purchase Agreement and Agreement and Plan of Merger by and among Perrigo Oral Health Care Holdings, Inc., Perrigo Ireland 6 DAC, Big Mouth Merger Sub, LLC, Ranir Global Holdings, LLC, Camden Partners III SPV, L.P., RGH SELLER REP, LLC and Perrigo Company plc, effective as of May 8, 2019 (filed herewith).

10.4	Supplemental Waiver and Release Agreement by and between Perrigo Company plc and Ronald Winowiecki effective as of July 1, 2019 (filed herewith).

31.1	Rule 13a-14(a) Certification by Murray S. Kessler, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Raymond P. Silcock, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	August 8, 2019	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 8, 2019	/s/ Raymond P. Silcock
Raymond P. Silcock
Chief Financial Officer
(Principal Accounting and Financial Officer)