Form 10-Q
period 2019-09-28
PERRIGO Co plc
filed 2019-11-06
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2019

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
 ☐  Yes  ☒ No
As of November 1, 2019, there were 136,109,593 ordinary shares outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; the success of management transition; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company's appeal of the Notice of Assessment ("NoA") issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) and the draft and final Notices of Proposed Adjustment ("NOPAs") issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceeding could have on operating results, cash flows and liquidity; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information and litigation relating to uncertain tax positions, including the NoA and NOPAs; potential impacts of ongoing or future government investigations and regulatory initiatives; potential costs and reputational impact of product recalls and sales halts; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions and the success of such transactions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts, and strategic and other initiatives. Statements regarding the separation of the RX business, including the expected benefits, anticipated timing, form of any such separation and whether the separation ultimately occurs, are all subject to various risks and uncertainties, including future financial and operating results, our ability to separate the business, the effect of existing interdependencies with our manufacturing and shared service operations, and the tax consequences of the planned separation to us or our shareholders. Furthermore, we may incur additional tax liabilities in respect of 2016 and prior years or be found to have breached certain provisions of Irish company law in connection with our restatement of our previously-filed financial statements, which may result in additional expenses and penalties. These and other important factors, including those discussed in our form 10-K for the year-ended December 31, 2018, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$1,191.1	$1,133.1	$3,514.6	$3,536.5
Cost of sales	778.3	708.3	2,222.1	2,148.0
Gross profit	412.8	424.8	1,292.5	1,388.5

Operating expenses
Distribution	23.4	22.5	70.5	71.0
Research and development	44.0	43.7	128.0	174.0
Selling	134.1	134.7	422.8	451.2
Administration	131.9	105.6	384.2	310.0
Impairment charges	10.9	221.8	42.9	223.5
Restructuring	5.2	18.0	26.7	23.2
Other operating expense	8.9	0.5	5.7	6.6
Total operating expenses	358.4	546.8	1,080.8	1,259.5

Operating income (loss)	54.4	(122.0)	211.7	129.0

Change in financial assets	(2.6)	(74.9)	(18.5)	(65.9)
Interest expense, net	30.5	31.7	90.4	95.2
Other (income) expense, net	(71.0)	0.2	(65.6)	12.3
Loss on extinguishment of debt	0.2	—	0.2	0.5
Income (loss) before income taxes	97.3	(79.0)	205.2	86.9
Income tax expense (benefit)	5.1	(11.5)	40.1	37.3
Net income (loss)	$92.2	$(67.5)	$165.1	$49.6

Earnings (loss) per share
Basic	$0.68	$(0.49)	$1.21	$0.36
Diluted	$0.67	$(0.49)	$1.21	$0.36

Weighted-average shares outstanding
Basic	136.0	137.4	136.0	138.5
Diluted	136.8	137.4	136.4	139.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income (loss)	$92.2	$(67.5)	$165.1	$49.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(74.0)	(9.9)	(63.0)	(102.5)
Change in fair value of derivative financial instruments, net of tax	31.6	(0.9)	36.0	(5.0)
Change in post-retirement and pension liability, net of tax	(0.5)	(1.0)	(1.0)	(1.4)
Other comprehensive income (loss), net of tax	(42.9)	(11.8)	(28.0)	(108.9)
Comprehensive income (loss)	$49.3	$(79.3)	$137.1	$(59.3)
See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 28, 2019	December 31, 2018
Assets
Cash and cash equivalents	$398.5	$551.1
Accounts receivable, net of allowance for doubtful accounts of $6.3 and $6.4, respectively	1,102.2	1,073.1
Inventories	990.5	878.0
Prepaid expenses and other current assets	248.6	400.0
Total current assets	2,739.8	2,902.2
Property, plant and equipment, net	871.4	829.1
Operating lease assets	131.9	—
Goodwill and indefinite-lived intangible assets	4,269.7	4,029.1
Definite-lived intangible assets, net	2,899.3	2,858.9
Deferred income taxes	2.7	1.2
Other non-current assets	396.0	362.9
Total non-current assets	8,571.0	8,081.2
Total assets	$11,310.8	$10,983.4
Liabilities and Shareholders’ Equity
Accounts payable	$524.9	$474.9
Payroll and related taxes	147.3	132.1
Accrued customer programs	358.8	442.4
Other accrued liabilities	213.1	201.3
Accrued income taxes	77.5	96.5
Current indebtedness	3.1	190.2
Total current liabilities	1,324.7	1,537.4
Long-term debt, less current portion	3,361.5	3,052.2
Deferred income taxes	314.3	282.3
Other non-current liabilities	551.2	443.4
Total non-current liabilities	4,227.0	3,777.9
Total liabilities	5,551.7	5,315.3
Commitments and contingencies - Refer to Note 14
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,378.8	7,421.7
Accumulated other comprehensive income	56.6	84.6
Retained earnings (accumulated deficit)	(1,676.6)	(1,838.3)
Total controlling interest	5,758.8	5,668.0
Noncontrolling interest	0.3	0.1
Total shareholders’ equity	5,759.1	5,668.1
Total liabilities and shareholders' equity	$11,310.8	$10,983.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	136.1	135.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2017	140.8	$7,892.9	$253.1	$(1,975.5)	$6,170.5
Adoption of new accounting standards	—	—	(1.0)	6.3	5.3
Net income	—	—	—	80.8	80.8
Other comprehensive income (loss)	—	—	72.2	—	72.2
Stock options exercised	—	0.2	—	—	0.2
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	2.7	—	—	2.7
Compensation for restricted stock	—	10.0	—	—	10.0
Cash dividends, $0.19 per share	—	(26.7)	—	—	(26.7)
Shares withheld for payment of employees' withholding tax liability	—	(1.5)	—	—	(1.5)
Repurchases of ordinary shares	(1.3)	(108.1)	—	—	(108.1)
Balance at March 31, 2018	139.7	$7,769.5	$324.3	$(1,888.4)	$6,205.4

Net income	—	—	—	36.2	36.2
Other comprehensive income (loss)	—	—	(169.3)	—	(169.3)
Stock options exercised	—	0.1	—	—	0.1
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	2.7	—	—	2.7
Compensation for restricted stock	—	6.9	—	—	6.9
Cash dividends, $0.19 per share	—	(26.1)	—	—	(26.1)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(1.9)	—	—	(1.9)
Repurchases of ordinary shares	(2.0)	(156.9)	—	—	(156.9)
Balance at June 30, 2018	137.7	$7,594.3	$155.0	$(1,852.2)	$5,897.1

Net loss	—	—	—	(67.5)	(67.5)
Other comprehensive income (loss)	—	—	(11.8)	—	(11.8)
Stock options exercised	0.1	0.5	—	—	0.5
Restricted stock plan	(0.1)	—	—	—	—
Compensation for stock options	—	0.5	—	—	0.5
Compensation for restricted stock	—	3.8	—	—	3.8
Cash dividends, $0.19 per share	—	(25.9)	—	—	(25.9)
Shares withheld for payment of employees' withholding tax liability	—	(1.9)	—	—	(1.9)
Repurchases of ordinary shares	(1.8)	(135.0)	—	—	(135.0)
Balance at September 29, 2018	135.9	$7,436.3	$143.2	$(1,919.7)	$5,659.8

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2018	135.9	$7,421.7	$84.6	$(1,838.3)	$5,668.0
Adoption of new accounting standards	—	—	—	(3.4)	(3.4)
Net income	—	—	—	63.9	63.9
Other comprehensive income (loss)	—	—	(15.6)	—	(15.6)
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	1.8	—	—	1.8
Compensation for restricted stock	—	14.2	—	—	14.2
Cash dividends, $0.19 per share	—	(25.9)	—	—	(25.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(2.4)	—	—	(2.4)
Balance at March 30, 2019	136.0	$7,409.4	$69.0	$(1,777.8)	$5,700.6

Net income	—	—	—	9.0	9.0
Other comprehensive income (loss)	—	—	30.5	—	30.5
Stock options exercised	—	0.3	—	—	0.3
Compensation for stock options	—	1.3	—	—	1.3
Compensation for restricted stock	—	14.2	—	—	14.2
Cash dividends, $0.21 per share	—	(28.9)	—	—	(28.9)
Shares withheld for payment of employees' withholding tax liability	—	(0.8)	—	—	(0.8)
Balance at June 29, 2019	136.0	$7,395.5	$99.5	$(1,768.8)	$5,726.2

Net income	—	—	—	92.2	92.2
Other comprehensive income (loss)	—	—	(42.9)	—	(42.9)
Stock options exercised	—	0.4	—	—	0.4
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	0.9	—	—	0.9
Compensation for restricted stock	—	11.9	—	—	11.9
Cash dividends, $0.21 per share	—	(28.8)	—	—	(28.8)
Shares withheld for payment of employees' withholding tax liability	—	(1.1)	—	—	(1.1)
Balance at September 28, 2019	136.1	$7,378.8	$56.6	$(1,676.6)	$5,758.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash Flows From (For) Operating Activities
Net income	$165.1	$49.6
Adjustments to derive cash flows:
Depreciation and amortization	293.5	324.0
Gain on sale of business	(72.4)	—
Share-based compensation	40.9	26.6
Impairment charges	42.9	223.5
Change in financial assets	(18.5)	(65.9)
Restructuring charges	26.7	23.2
Deferred income taxes	10.1	(8.4)
Amortization of debt premium	(3.8)	(6.2)
Other non-cash adjustments, net	38.5	6.4
Subtotal	523.0	572.8
Increase (decrease) in cash due to:
Accounts receivable	(12.1)	20.2
Inventories	(78.3)	(101.3)
Accounts payable	33.7	44.5
Payroll and related taxes	(10.6)	(40.8)
Accrued customer programs	(82.7)	(1.2)
Accrued liabilities	(24.8)	(31.1)
Accrued income taxes	(65.8)	(60.0)
Other, net	15.9	(4.4)
Subtotal	(224.7)	(174.1)
Net cash from (for) operating activities	298.3	398.7
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	2.2	11.4
Purchase of investment securities	—	(7.5)
Acquisitions of businesses, net of cash acquired	(749.5)	—
Proceeds from the Royalty Pharma contingent milestone	250.0	—
Asset acquisitions	(86.2)	(32.8)
Additions to property, plant and equipment	(90.3)	(56.8)
Net proceeds from sale of business	183.4	—
Other investing, net	0.6	5.0
Net cash from (for) investing activities	(489.8)	(80.7)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	600.0	431.0
Payments on long-term debt	(476.0)	(470.0)
Borrowings (repayments) of revolving credit agreements and other financing, net	0.8	(8.7)
Deferred financing fees	(1.0)	(2.4)
Issuance of ordinary shares	0.7	1.0
Repurchase of ordinary shares	—	(400.0)
Cash dividends	(83.6)	(78.7)
Other financing, net	(7.6)	(9.8)
Net cash from (for) financing activities	33.3	(537.6)
Effect of exchange rate changes on cash and cash equivalents	5.6	(14.9)
Net increase (decrease) in cash and cash equivalents	(152.6)	(234.5)
Cash and cash equivalents, beginning of period	551.1	678.7
Cash and cash equivalents, end of period	$398.5	$444.2

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

Segment Reporting Change

               During the three months ended March 30, 2019, we changed the composition of our operating and reporting segments. We moved our pharmaceuticals and diagnostic businesses in Israel from the Consumer Self-Care International segment to the Prescription Pharmaceuticals segment and we made certain adjustments to our allocations between segments. These changes were made to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 16.

Our new reporting and operating segments are as follows:

•
Consumer Self-Care Americas ("CSCA"), formerly Consumer Healthcare Americas, comprises our consumer self-care business (OTC, contract manufacturing, infant formula, and oral self-care categories and our divested animal health category) in the U.S., Mexico and Canada.

•
Consumer Self-Care International ("CSCI"), formerly Consumer Healthcare International, comprises our branded consumer self-care business primarily in Europe, our consumer-focused business in the United Kingdom and Australia, and our liquid licensed products business in the United Kingdom.

•
Prescription Pharmaceuticals ("RX") comprises our Prescription Pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel, which were previously in our CSCI segment.

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
		January 1, 2020	Upon adoption, we do not expect a material impact on the Consolidated Financial Statements.
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
		January 1, 2020	Upon adoption, we do not expect a material impact on the Consolidated Financial Statements.
ASU 2018-14: Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans	This guidance amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post-retirement plans.	December 31, 2020	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.

Perrigo Company plc - Item 1
Note 2

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
U.S.	$785.9	$739.0	$2,323.2	$2,297.7
Europe(2)	334.6	317.2	991.3	1,023.4
All other countries(3)	70.6	76.9	200.1	215.4
Total net sales	$1,191.1	$1,133.1	$3,514.6	$3,536.5

(1) Derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $5.2 million and $17.3 million for the three and nine months ended September 28, 2019, respectively, and $9.9 million and $20.3 million for the three and nine months ended September 29, 2018, respectively.
(3) Includes net sales generated primarily in Israel, Mexico, Australia and Canada.

The following is a summary of our net sales by product category (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
CSCA(1)
Cough/cold/allergy/sinus	$125.8	$113.8	$379.3	$364.6
Infant nutritionals	93.3	112.4	274.8	325.0
Analgesics	85.7	96.8	262.7	282.7
Gastrointestinal	83.0	95.4	289.5	290.6
Smoking cessation	77.1	72.8	220.9	209.9
Oral self-care	54.2	—	54.2	—
Natural health and vitamins, minerals and dietary supplements	3.3	5.0	10.6	12.3
Animal health	1.8	20.4	43.8	78.6
Other CSCA(2)	89.1	79.6	241.4	231.0
Total CSCA	613.3	596.2	1,777.2	1,794.7
CSCI
Cough/cold/allergy/sinus	93.4	94.8	263.2	278.2
Lifestyle	72.3	70.5	235.0	246.3
Personal care and derma-therapeutics	56.0	60.0	191.2	215.3
Natural health and vitamins, minerals and dietary supplements	31.0	32.2	86.4	93.3
Anti-parasites	26.8	30.2	79.5	88.7
Oral self-care	22.8	—	22.8	—
Other CSCI(3)	45.2	46.5	147.7	148.1
Total CSCI	347.5	334.2	1,025.8	1,069.9
RX	230.3	202.7	711.6	671.9
Total net sales	$1,191.1	$1,133.1	$3,514.6	$3,536.5

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

Perrigo Company plc - Item 1
Note 2

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $73.9 million and $207.0 million for the three and nine months ended September 28, 2019, respectively, and $85.6 million and $231.8 million for the three and nine months ended September 29, 2018, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	September 28, 2019	December 31, 2018
Short-term contract assets	Prepaid expenses and other current assets	$25.8	$25.5

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisitions During the Nine Months Ended September 28, 2019

Prevacid®24HR

            On September 4, 2019, we entered into a definitive agreement to acquire the branded OTC rights of Prevacid® from GlaxoSmithKline. The transaction is expected to close in the fourth quarter of 2019, subject to customary closing conditions. Total cash consideration will be subject to adjustment for brand performance prior to the closing and will range from $61.5 million to $65.0 million. The acquisition of Prevacid®  will expand our OTC gastrointestinal product portfolio, and we expect to allocate almost all of the purchase price to a brand name intangible asset. Operating results attributable to the product will be included in our CSCA segment.

Generic Product Acquisition

On July 2, 2019, we purchased the Abbreviated New Drug Application ("ANDA") for a generic gel product for $49.0 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019 and began amortizing it over a 20-year useful life. Operating results attributable to the product will be included within our RX segment.

Ranir Global Holdings, LLC

On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir Global Holdings, LLC ("Ranir"), a privately-held company, for total base consideration of $750.0 million in a debt-free, cash-free transaction. We funded the transaction with cash on hand and borrowings under the 2018 Revolver (as defined in Note 10).

Ranir is headquartered in Grand Rapids, Michigan and is a leading global supplier of private label and branded oral self-care products. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions. Ranir's U.S. operations are reported in our CSCA segment and its non-U.S. operations are reported in our CSCI segment.

Perrigo Company plc - Item 1
Note 3

During the three and nine months ended September 28, 2019, we incurred $12.5 million and $14.7 million of general transaction costs (legal, banking and other professional fees), respectively. The amounts were recorded in Administration expenses and were not allocated to an operating segment.

The acquisition of Ranir was accounted for as a business combination and has been reported in our Condensed Consolidated Statement of Operations as of the acquisition date. From July 1, 2019 through September 28, 2019, Ranir generated Net sales of $77.0 million and had no Net income (loss), which is inclusive of a non-recurring charge of $5.6 million related to inventory costs stepped up to acquisition date fair value.

We are in the process of gathering significant relevant information needed to complete the valuation for the assets acquired and liabilities assumed. As a result, the initial accounting for the acquisition is incomplete. The provisional acquisition amounts recognized for assets acquired and liabilities assumed will be finalized as soon as possible but no later than one year from the acquisition date. The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.

The following table summarizes the consideration paid for Ranir and the provisional amounts of the assets acquired and liabilities assumed (in millions):

September 28, 2019
Cash consideration - net of cash acquired	$749.5

Estimated fair value of assets acquired and liabilities assumed:
Property, plant and equipment, net	$41.3
Goodwill	327.4
Definite-lived intangibles	326.4
In-process research and development	16.3
Other assets	2.8
Net working capital	67.9
Deferred income taxes	(32.6)

The goodwill of $327.4 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, the assembled workforce, and the synergies expected from combining the operations of Perrigo and Ranir. Preliminarily, goodwill of $269.8 million and $57.6 million was allocated to our CSCA and CSCI segments, respectively. We are currently evaluating the tax deductibility of the provisional goodwill. We expect some portion to be deductible for income tax purposes. The estimated fair value attributed to definite-lived intangibles is being amortized on a straight-line basis over a weighted average remaining useful life of 21 years.

Pro Forma Impact of Ranir Acquisition

The following table presents unaudited pro forma information as if the Ranir acquisition had occurred on January 1, 2018 and had been combined with the results reported in our Condensed Consolidated Statements of Operations for all periods presented (in millions):

	Three Months Ended		Nine Months Ended
(Unaudited)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$1,191.1	$1,200.2	$3,652.7	$3,749.1
Net income (loss)	$105.3	$(67.6)	$177.6	$12.4

The unaudited pro forma information is presented for information purposes only and is not indicative of the results that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma information presented above includes adjustments primarily for amortization charges for acquired intangible assets,

Perrigo Company plc - Item 1
Note 3

depreciation adjustments for property, plant and equipment that have been revalued, adjustments for certain acquisition-related charges, and related tax effects.
Generic Product Acquisition

On May 17, 2019, we purchased the ANDA for a generic product used to relieve pain for $15.7 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019 and began amortizing it over a 20-year useful life. Operating results attributable to the product are included within our RX segment.

Budesonide Nasal Spray and Triamcinolone Nasal Spray

On April 1, 2019, we purchased the ANDAs and other records and registrations of Budesonide Nasal Spray, a generic equivalent of Rhinocort Allergy®, and Triamcinolone Nasal Spray, a generic equivalent of Nasacort Allergy®, from Barr Laboratories, Inc. ("Barr"), a subsidiary of Teva Pharmaceuticals, for a total of $14.0 million in cash. We previously developed and marketed the products in collaboration with Barr under a development, marketing and commercialization agreement that originated in August 2003. Under this prior agreement, we paid Barr a percentage of net income from products sold by Perrigo in the U.S. By purchasing the assets from Barr and terminating the original development, marketing and commercialization agreement, we are now entitled to 100% of the income from sales of the product. Operating results attributable to these products are included within our CSCA segment. The intangible assets acquired are classified as developed product technology with a 10-year useful life.

Acquisitions During the Nine Months Ended September 29, 2018

Generic Product Acquisition

On August 24, 2018, we purchased the ANDA for a generic topical cream for $30.4 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during 2018 and started amortizing it over a 20-year useful life. Operating results are included within our RX segment. Subsequently, during the three months ended June 29, 2019, we identified impairment indicators related to changes in pricing and competition in the market, which lowered the projected cash flows that we expect to generate from the asset. We determined the asset was impaired (refer to Note 4 and Note 6).

Nasonex-branded products

On May 29, 2018, we entered into a license agreement with Merck Sharp & Dohme Corp. ("Merck"), which allows us to develop and commercialize an OTC version of Nasonex-branded products containing the compound, mometasone furoate monohydrate. The acquisition was accounted for as an asset acquisition based on our assessment that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset to be used for R&D. In accordance with Accounting Standards Codification Topic 730 Research and Development, the non-refundable upfront license fee of $50.0 million was recorded in R&D expense in our CSCA segment because the intangible research and development asset acquired has no alternative use. The agreement requires us to make contingent payments if we obtain regulatory approval and achieve certain sales milestones. We will also be obligated to make royalty payments on potential future sales. The contingent consideration will be included in the measurement of the cost of the asset when the contingency is resolved and the consideration is paid or becomes payable. Consideration paid after U.S. Food and Drug Administration approval will be capitalized and amortized to cost of goods sold over the economic life of each product.

Divestitures During the Nine Months Ended September 28, 2019

Animal health business

On July 8, 2019, we completed the sale of our animal health business to PetIQ for base consideration of $185.0 million, which, resulted in a gain of $72.4 million recorded in our CSCA segment in Other (income) expense, net on the Condensed Consolidated Statements of Operations. The final purchase price and gain is subject to customary post-closing adjustments for changes to working capital compared to the target working capital on the closing date and is expected to be finalized in the fourth quarter of 2019.

Perrigo Company plc - Item 1
Note 4

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2018	Business Acquisitions	Business Divestitures	Currency Translation Adjustments	September 28, 2019
CSCA	$1,713.7	$269.8	$(42.2)	$2.4	$1,943.7
CSCI(1)	1,151.3	57.6	—	(51.9)	1,157.0
RX	1,114.8	—	—	7.4	1,122.2
Total goodwill	$3,979.8	327.4	$(42.2)	$(42.1)	$4,222.9

(1) We had accumulated goodwill impairments of $868.4 million as of September 29, 2018 and September 28, 2019.

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	September 28, 2019		December 31, 2018
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$17.5	$—	$18.1	$—
In-process research and development	29.3	—	31.2	—
Total indefinite-lived intangibles	$46.8	$—	$49.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$183.6	$107.1	$178.6	$99.0
Developed product technology, formulations, and product rights	1,373.4	717.9	1,318.8	654.6
Customer relationships and distribution networks	1,762.9	628.6	1,586.6	566.5
Trademarks, trade names, and brands	1,260.8	228.4	1,282.4	188.5
Non-compete agreements	6.4	5.8	12.9	11.8
Total definite-lived intangibles	$4,587.1	$1,687.8	$4,379.3	$1,520.4
Total intangible assets	$4,633.9	$1,687.8	$4,428.6	$1,520.4

We recorded amortization expense of $78.7 million and $227.7 million for the three and nine months ended September 28, 2019, respectively, and $84.3 million and $256.8 million for the three and nine months ended September 29, 2018, respectively.

Evamist branded product

During the three months ended September 28, 2019, we identified impairment indicators related to our Evamist branded product, which is a definite-lived intangible asset in our RX segment. The indicators related to a decline in sales volume and a corresponding reduction in our long-range revenue forecast. We determined the asset was impaired by $10.8 million (refer to Note 6).
RX U.S. reporting unit

During the three months ended June 29, 2019, our RX U.S. reporting unit had an indication of potential impairment which was driven by a combination of industry and market factors and uncertainty related to the timing and associated cash flows of the projected generic ProAir launch. We prepared an impairment test as of June 29, 2019 and determined that the fair value of the RX U.S. reporting unit continued to exceed net book value by approximately 10%. The excess was lower than our annual impairment test as of October 1, 2018, in which fair

Perrigo Company plc - Item 1
Note 4

value exceeded carrying value by more than 25%. While no impairment was recorded as of June 29, 2019, future developments such as deterioration in business performance or market multiples could reduce the fair value of this reporting unit and lead to impairment in a future period. Goodwill remaining in this reporting unit was $1.1 billion as of September 28, 2019.

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

Generic product

During the three months ended June 29, 2019, we identified impairment indicators for a certain definite-lived asset related to changes in pricing and competition in the market, which lowered the projected cash flows we expect to generate from the asset. We determined the asset was impaired by $27.8 million in our RX segment (refer Note 3 to Note 6).

In-process R&D ("IPR&D")

We recorded impairment charges of $4.3 million and $8.5 million on certain IPR&D assets in the CSCA and RX segments during the nine months ended September 28, 2019 and September 29, 2018, respectively, due to changes in projected development and regulatory timelines.

Animal health

During the three months ended September 29, 2018, the animal health reporting unit continued to experience declines in its year-to-date financial results and had additional indications of potential impairment due to changes in channel dynamics, a strategic decision to re-prioritize our brands, and a decline in the forecasted outlook of the reporting unit. Step one of the goodwill impairment test indicated that the fair value of the animal health reporting unit was below its net book value. We also performed a recoverability test of the definite-lived intangibles and determined a significant asset group was not recoverable and determined the fair value of the indefinite-lived intangible asset had fallen below its net book value. Based on our evaluation, we recorded a $213.3 million impairment charge in the third quarter of 2018 in our CSCA segment comprised of a goodwill impairment of $136.7 million, a brand indefinite-lived intangible asset impairment charge of $27.7 million, a developed product technology and distribution agreement definite-lived intangible asset impairment of $41.6 million, a supply agreement definite-lived intangible asset impairment of $2.8 million, and a trade name and trademark definite-lived intangible asset impairment of $4.5 million (refer to Note 6).

As a result of the strategic decision to re-prioritize a brand within the indefinite-lived asset, we reassessed the useful life of the indefinite-lived intangible asset and reclassified a $5.4 million indefinite-lived intangible asset to a definite-lived asset within the CSCA segment as of September 29, 2018. Subsequently, during the three months ended September 28, 2019, we completed the sale of our animal health business to PetlQ (refer to Note 3).

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	September 28, 2019	December 31, 2018
Finished goods	$536.3	$444.9
Work in process	195.1	197.5
Raw materials	259.1	235.6
Total inventories	$990.5	$878.0

Perrigo Company plc - Item 1
Note 6

NOTE 6 – FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	September 28, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$2.6	$—	$—	$9.4	$—	$—
Foreign currency forward contracts	—	8.4	—	—	3.8	—
Cross-currency swap	—	30.1	—	—	—	—
Funds associated with Israeli severance liability	—	14.3	—	—	13.0	—
Royalty Pharma contingent milestone	—	—	91.7	—	—	323.2
Total assets	$2.6	$52.8	$91.7	$9.4	$16.8	$323.2

Liabilities:
Foreign currency forward contracts	$—	$4.9	$—	$—	$9.2	$—
Contingent consideration payments	—	—	13.2	—	—	15.3
Total liabilities	$—	$4.9	$13.2	$—	$9.2	$15.3

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$42.2
Indefinite-lived intangible assets(2)	—	—	—	—	—	10.5
Definite-lived intangible assets(3)	—	—	11.6	—	—	22.4
Total assets	$—	$—	$11.6	$—	$—	$75.1

(1)	As of December 31, 2018, goodwill with a carrying amount of $178.9 million was written down to a fair value of $42.2 million.

(2)	As of December 31, 2018, indefinite-lived intangible assets with carrying amounts of $46.9 million were written down to a fair value of $10.5 million.

(3)
As of September 28, 2019, a definite-lived intangible asset with a carrying amount of $22.4 million was written down to a fair value of $11.6 million. As of December 31, 2018, definite-lived intangible assets with carrying amounts of $72.0 million were written down to a fair value of $22.4 million.

There were no transfers among Level 1, 2, and 3 during the three and nine months ended September 28, 2019 or the year ended December 31, 2018.

Royalty Pharma Contingent Milestone

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Beginning balance	$89.1	$125.5	$323.2	$134.5
Payments received	—	—	(250.0)	—
Change in fair value	2.6	74.9	18.5	65.9
Ending balance	$91.7	$200.4	$91.7	$200.4

Perrigo Company plc - Item 1
Note 6

We value our contingent milestone payment from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. Volatility and the estimated fair value of the milestones have a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

	Three Months Ended
	September 28, 2019	September 29, 2018
Volatility	30.0%	30.0%
Rate of return	7.99%	8.07%

The fair value of the Royalty Pharma contingent milestone payment increased by $2.6 million and $18.5 million during the three and nine months ended September 28, 2019, respectively. These adjustments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out. The fair value of the Royalty Pharma contingent milestone payments increased by $74.9 million during the three months ended September 29, 2018. This increase included $67.7 million and $7.2 million increases in the fair value of the 2018 and 2020 contingent milestone payments, respectively. During the nine months ended September 29, 2018, the fair value of the contingent milestone payments increased by $65.9 million. This increase included $53.2 million and $12.7 million increases in the fair value of the 2018 and 2020 contingent milestone payments, respectively. The net changes in the fair value of the contingent milestone payments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the respective earn-outs as of September 29, 2018.

In order for us to receive the 2020 milestone payment of $400.0 million, Royalty Pharma contingent payments for Tysabri® sales in 2020 must exceed $351.0 million. In 2018, the Royalty Pharma contingent payments for Tysabri® were $337.5 million. If Royalty Pharma contingent payments for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $91.7 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $308.3 million in Change in financial assets on the Condensed Consolidated Statements of Operations.

Contingent Consideration Payments

The table below summarizes the change in fair value of contingent consideration payments (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Beginning balance	$12.1	$16.2	$15.3	$22.0
Changes in value	1.1	1.1	(0.9)	(0.3)
Currency translation adjustments	—	(0.3)	—	(0.3)
Settlements and other adjustments	—	(0.6)	(1.2)	(5.0)
Ending balance	$13.2	$16.4	$13.2	$16.4

Goodwill and Intangible Assets

Evamist branded product

When measuring the impairment of our Evamist branded product, a definite-lived intangible asset, during the three months ended September 28, 2019, we utilized a discounted cash flow technique to estimate the fair value of the asset. Significant valuation inputs and assumptions relate to our projected future cash flows, including volume and average selling price (refer to Note 4).

Perrigo Company plc - Item 1
Note 6

Generic product

When measuring the impairment of a certain definite-lived asset during the three months ended June 29, 2019, we utilized a discounted cash flow technique to estimate the fair value of the asset. Significant valuation inputs and assumptions relate to our projected future cash flows, including the total market size, our estimated market share, and our average selling price (refer to Note 3 and Note 4).

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

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	September 28, 2019		December 31, 2018
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,600.0		$2,600.0
Fair value	$2,604.1		$2,316.6

Retail bond and private placement note
Carrying value (excluding premium)		$147.7		$292.5
Fair value		$163.4		$307.9

The fair values of our public bonds for all periods were based on quoted market prices. The fair value of our private placement note for all periods was based on interest rates offered for borrowings of a similar nature and remaining maturities. The fair value of our retail bond for the year ended December 31, 2018 was based on interest rates offered for borrowings of a similar nature and remaining maturities. On May 23, 2019, we repaid the retail bond in full (refer to Note 10).

Perrigo Company plc - Item 1
Note 6

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, and variable rate long-term debt, approximate their fair value.

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	September 28, 2019	December 31, 2018
Fair value method	Prepaid expenses and other current assets	$2.6	$9.4
Fair value method(1)	Other non-current assets	$2.3	$4.4
Equity method	Other non-current assets	$17.2	$15.1

(1)	Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended		Nine Months Ended
Measurement Category	Income Statement Location	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Fair value method	Other (income) expense, net	$0.9	$0.9	$8.8	$11.6
Equity method	Other (income) expense, net	$(0.3)	$(1.0)	$(2.1)	$(1.6)

During the nine months ended September 29, 2018, we increased our equity method investment in Zibo Xinhua - Perrigo Pharmaceutical Company Limited by $7.5 million.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2019, we adopted Accounting Standards Update No. 2017-12 Targeted Improvements to Accounting for Hedge Activities ("ASU 2017-12") using a modified retrospective approach. Among other provisions, the new standard required modifications to existing presentation and disclosure requirements on a prospective basis. As such, certain disclosures for the three and nine months ended September 29, 2018 below conform to the disclosure requirements prior to the adoption of ASU 2017-12.

Prior to the adoption of ASU 2017-12, we were required to separately measure and reflect the amount by which the hedging instrument did not offset the changes in the fair value or cash flows of hedged items, which was referred to as the ineffective amount. We assessed hedge effectiveness on a quarterly basis and recorded the gain or loss related to the ineffective portion of derivative instruments, if any, in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Pursuant to the provisions of ASU 2017-12, we are no longer required to separately measure and recognize hedge ineffectiveness. Therefore, we no longer recognize hedge ineffectiveness separately on our Condensed Consolidated Statements of Operations, but instead recognize the entire change in the fair value of:

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

Prior to the adoption of ASU 2017-12, we excluded option premiums and forward points (excluded components) from our assessment of hedge effectiveness for our foreign exchange cash flow hedges. We recognized all changes in fair value of the excluded components in Other (income) expense, net, on the Condensed

Perrigo Company plc - Item 1
Note 8

Consolidated Statements of Operations. The amendments in ASU 2017-12 continue to allow those components to be excluded from the assessment of hedge effectiveness and add cross-currency basis spread as an allowable excluded component for cash flow and fair value hedges. The provisions of ASU 2017-12 allow a policy election to either continue to recognize changes in the fair value of the excluded components currently in earnings or to recognize the initial value of the excluded component using an amortization approach. For our cash flow hedges, we have elected to recognize the initial value of the excluded component on a straight-line basis over the life of the derivative instrument, within the same line item on the Condensed Consolidated Statements of Operations that is used to present the earnings effect of the hedged item. The cumulative effect adjustment between Accumulated Other Comprehensive Income ("AOCI") and Retained earnings (accumulated deficit) from applying this policy on existing hedges at the date of adoption was immaterial.

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

Interest rate swaps - Interest rate swap agreements are contracts to exchange floating rate for fixed rate payments (or vice versa) over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

Cross currency swaps - In a cross currency swap, interest payments and principal in one currency are exchanged for principal and interest payments in a different currency. Interest payments are exchanged at fixed intervals during the life of the agreement. Changes in the fair value of these swaps are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness

Perrigo Company plc - Item 1
Note 8

of these hedges, we use a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both our foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment. The excluded component is recognized on a systematic and rational basis by accruing the swap payments and receipts within Interest expense, net. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be offset largely by gains and losses on the original underlying asset or liability. We do not use derivative financial instruments for speculative purposes.

Interest Rate Swaps

There were no active designated or non-designated interest rate swaps as of September 28, 2019 and December 31, 2018.

Cross Currency Swaps

We entered into a cross-currency swap designated as a net investment hedge on August 15, 2019, to hedge the EUR currency exposure of our net investment in European operations. This agreement is a contract to exchange floating-rate EUR payments for floating-rate USD payments. The payments are based on a notional basis of €450.0 million ($498.0 million) and settle quarterly.

Foreign Currency Forwards

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows (in millions):

	Notional Amount
	September 28, 2019	December 31, 2018
European Euro (EUR)	$550.4	$134.2
Israeli Shekel (ILS)	413.8	232.6
United States Dollar (USD)	80.7	39.3
British Pound (GBP)	77.9	90.2
Danish Krone (DKK)	51.7	56.5
Canadian Dollar (CAD)	48.4	31.7
Swedish (SEK)	43.7	38.7
Chinese Yuan (CNY)	18.7	—
Polish Zloty (PLZ)	15.9	18.2
Norwegian Krone (NOK)	9.4	6.2
Mexican Peso (MPX)	4.2	25.9
Other	4.0	8.7
Romanian New Leu (RON)	1.3	4.4
Total	$1,320.1	$686.6

Perrigo Company plc - Item 1
Note 8

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	September 28, 2019	December 31, 2018
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.4	$2.0
Cross-currency swap	Prepaid expenses and other current assets	30.1	—
Total designated derivatives		$32.5	$2.0
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$6.0	$1.8

		Liability Derivatives
		Fair Value
	Balance Sheet Location	September 28, 2019	December 31, 2018
Designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$3.6	$6.4
Non-designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$1.3	$2.8

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

	Three Months Ended
	September 28, 2019
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	2.6	Net sales	0.5	Net sales	(0.2)
		Cost of sales	0.5	Cost of sales	0.3
	$2.6		$0.6		$0.1
Net investment hedges:
Cross-currency swap	$30.1			Interest expense, net	$1.7

Perrigo Company plc - Item 1
Note 8

	Nine Months Ended
	September 28, 2019
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(1.3)	Interest expense, net	$—
Foreign currency forward contracts	2.6	Net sales	0.8	Net sales	(0.2)
		Cost of sales	(0.9)	Cost of sales	(1.9)
	$2.6		$(1.4)		$(2.1)
Net investment hedges:
Cross-currency swap	$30.1			Interest expense, net	$1.7

(1) Net gain of $1.0 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

	Three Months Ended
	September 29, 2018
	Effective Portion
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Interest rate swap agreements	$—	Interest expense, net	$(0.4)
Foreign currency forward contracts	—	Net sales	0.4
		Cost of sales	(0.3)
		Interest expense, net	(1.1)
		Other (income) expense, net	2.5
			$1.1

	Nine Months Ended
	September 29, 2018
	Effective Portion
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Interest rate swap agreements	$—	Interest expense, net	$(1.3)
Foreign currency forward contracts	(4.2)	Net sales	0.4
		Cost of sales	3.5
		Interest expense, net	(3.1)
		Other (income) expense, net	2.0
			$1.5

Perrigo Company plc - Item 1
Note 8

The amounts of gain/(loss) recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign currency forward contracts	Other (income) expense, net	$(14.7)	$(2.0)	$(27.8)	$6.6
	Interest expense, net	(0.5)	(0.2)	1.3	(0.9)
		$(15.2)	$(2.2)	$(26.5)	$5.7

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

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships are as follows (in millions):

	Three Months Ended
	September 28, 2019
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,191.1	$778.3	$30.5	$(71.0)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.5	$0.5	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.2)	$0.3	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

Perrigo Company plc - Item 1
Note 8

	Nine Months Ended
	September 28, 2019
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,514.6	$2,222.1	$90.4	$(65.6)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.8	$(0.9)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.2)	$(1.9)	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.3)	$—

NOTE 9 – LEASES

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

Adoption of the new standard resulted in additional operating lease liabilities and lease assets, including the transition of existing capital lease liabilities and lease assets to finance classification, of approximately $166.5 million and $164.0 million, respectively, as of January 1, 2019. Upon adoption, there were two primary reasons for the differences between the lease assets and liabilities recognized: (1) the transition requirement to reduce the operating lease asset carrying value by the deferred lease liabilities that existed prior to the adoption date; and (2) the transition of capital leases to finance leases which occurred at their existing carrying values. Additionally, historical build-to-suit assets and liabilities were removed on transition and recorded as an adjustment to retained earnings, net of deferred tax impact. The standard did not materially impact our consolidated net income or cash flow classification.

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

Perrigo Company plc - Item 1
Note 9

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

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	September 28, 2019
Operating	Operating lease assets	$131.9
Finance	Other non-current assets	27.2
Total		$159.1

Liabilities	Balance Sheet Location	September 28, 2019
Current
Operating	Other accrued liabilities	$32.2
Finance	Current indebtedness	3.1
Non-Current
Operating	Other non-current liabilities	103.3
Finance	Long-term debt, less current portion	21.0
Total		$159.6

The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets		Liabilities
	Operating	Financing	Operating	Financing
	September 28, 2019	September 28, 2019	September 28, 2019	September 28, 2019
CSCA	$23.1	$17.2	$23.4	$16.9
CSCI	40.4	5.7	41.2	2.9
RX	36.4	0.7	37.6	0.7
Unallocated	32.0	3.6	33.3	3.6
Total	$131.9	$27.2	$135.5	$24.1

Lease expense was as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Operating leases(1)	$11.0	$33.9

Finance leases
Amortization	$0.9	$2.3
Interest	0.2	0.4
Total finance leases	$1.1	$2.7

(1) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 1
Note 9

Total operating lease expense for the three and nine months ended September 29, 2018 was $12.4 million and $38.5 million, respectively.

The annual future maturities of our leases as of September 28, 2019 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2019	$9.3	$1.0	$10.3
2020	35.3	3.7	39.0
2021	25.8	4.9	30.7
2022	18.8	2.4	21.2
2023	14.3	1.6	15.9
After 2023	51.9	15.6	67.5
Total lease payments	155.4	29.2	184.6
Less: Interest	19.9	5.1	25.0
Present value of lease liabilities	$135.5	$24.1	$159.6
`

Our weighted average lease terms and discount rates are as follows:

September 28, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.58
Finance leases	10.90
Weighted-average discount rate
Operating leases	4.17%
Finance leases	3.50%

Our lease cash flow classifications are as follows (in millions):

Nine Months Ended
September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$33.6
Operating cash flows for finance leases	$0.4
Financing cash flows for finance leases	$2.2

Leased assets obtained in exchange for new finance lease liabilities	$19.0
Leased assets obtained in exchange for new operating lease liabilities	$5.3

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		September 28, 2019	December 31, 2018
Term loan
2018 Term loan due March 8, 2020(1)		$—	$351.3
2019 Term loan due August 15, 2022		600.0	—

Notes and Bonds
Coupon	Due
5.000%	May 23, 2019	—	137.6
3.500%	March 15, 2021	280.4	280.4
3.500%	December 15, 2021	309.6	309.6
5.105%	July 28, 2023(1)	147.7	154.9
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,747.7	2,892.5
Other financing		24.1	2.8
Unamortized premium (discount), net		7.6	12.2
Deferred financing fees		(14.8)	(16.4)
Total borrowings outstanding		3,364.6	3,242.4
Current indebtedness		(3.1)	(190.2)
Total long-term debt less current portion		$3,361.5	$3,052.2

(1) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of September 28, 2019.

Revolving Credit Agreements

On March 8, 2018, we terminated the revolving credit agreement entered into on December 5, 2014 and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of September 28, 2019 or December 31, 2018.

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing on December 5, 2019. On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing on March 8, 2020 (the "2018 Term Loan"). As a result of the refinancing during the three months ended March 31, 2018, we recorded a loss of $0.5 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations. During the nine months ended September 28, 2019, we made $24.7 million in scheduled principal repayments on the 2018 Term Loan.

On August 15, 2019, we refinanced the €284.4 million ($317.1 million) outstanding under the 2018 Term Loan with the proceeds of a new $600.0 million term loan, maturing on August 15, 2022. As a result of the refinancing, during the three months ended September 28, 2019, we recorded a loss of $0.2 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.

Perrigo Company plc - Item 1
Note 10

Notes and Bonds

In connection with the Omega acquisition, on March 30, 2015, we assumed a 5.000% retail bond due in 2019 in the amount of €120.0 million ($130.7 million). On May 23, 2019 we repaid the bond in full.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of September 28, 2019 or December 31, 2018.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 9).

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net income (loss)	$92.2	$(67.5)	$165.1	$49.6

Denominator:
Weighted average shares outstanding for basic EPS	136.0	137.4	136.0	138.5
Dilutive effect of share-based awards*	0.8	—	0.4	0.5
Weighted average shares outstanding for diluted EPS	136.8	137.4	136.4	139.0

Anti-dilutive share-based awards excluded from computation of diluted EPS*	1.5	—	1.8	1.2

* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Share Repurchases

Following the expiration of our 2015 share repurchase plan authorization, in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three and nine months ended September 28, 2019. During the three and nine months ended September 29, 2018, we repurchased 1.8 million and 5.1 million ordinary shares at an average repurchase price of $73.46 and $77.93 per share, for a total of $135.0 million and $400.0 million, respectively.

Perrigo Company plc - Item 1
Note 12

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2018	$(15.5)	$104.5	$(4.4)	$84.6
OCI before reclassifications	32.5	(63.0)	(1.0)	(31.5)
Amounts reclassified from AOCI	3.5	—	—	3.5
Other comprehensive income (loss)	$36.0	$(63.0)	$(1.0)	$(28.0)
Balance at September 28, 2019	$20.5	$41.5	$(5.4)	$56.6

NOTE 13 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
5.2%	14.5%	19.6%	42.9%

The effective tax rates for the three and nine months ended September 28, 2019 decreased primarily due to changes in jurisdictional mix of pre-tax book income, non-deductible intangible and goodwill impairments in the prior periods, and the sale of the animal health business in the current year period.

As previously disclosed, the Internal Revenue Service (“IRS”) is currently auditing Perrigo’s fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015. On August 22, 2019, we received a draft Notice of Proposed Adjustment (“NOPA”) from the IRS relative to fiscal tax years ended June 28, 2014 and June 27, 2015 and relating to the deductibility of interest on $7.5 billion in debts owed to Perrigo Company plc by Perrigo Company, a Michigan corporation and wholly-owned indirect subsidiary of Perrigo Company, plc. The debts were incurred in connection with the Elan merger transaction in 2013. The draft NOPA would cap the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum), on the stated ground that the loans were not negotiated on an arms’-length basis. The draft NOPA proposes a reduction in gross interest expense of approximately $480.0 million for fiscal years 2014 and 2015. If the IRS were to prevail in its proposed adjustment, we estimate an increase in tax expense of approximately $170.0 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the period from June 28, 2015 through December 31, 2019. If those further adjustments were sustained, based on our preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense will not exceed $200.0 million, excluding interest and penalties, for the period June 28, 2015 through December 31, 2019. We do not expect any similar adjustments beyond this period given that proposed regulations, issued under section 267A of the Internal Revenue Code, will eliminate the deductibility of interest on this debt. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies. No payment of any amount related to the proposed adjustments is required to be made, if at all, until all applicable proceedings have been completed.

Following receipt of the draft NOPA, Perrigo provided the IRS with a detailed written response on September 20, 2019. That submission included an analysis by external advisors that supported the original interest rates as being consistent with arms’-length rates for comparable debt and explained why the exam team’s analyses and conclusions were both factually and legally misguided. Based on discussions with the IRS, we believed that IRS staff would take our submission into account and meet with us to discuss whether this issue could be resolved at the examination level. However, in the weeks following such discussions, IRS staff advised that they would not respond in detail to our September submission or negotiate the interest rate issue prior to issuing a final NOPA consistent with the draft NOPA. Accordingly, we expect to receive a final NOPA regarding this matter in or around mid-November 2019 that proposes substantially the same adjustments described in the draft NOPA.

Perrigo Company plc - Item 1
Note 13

On October 31, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Amended Assessment (“NoA”) on November 29, 2018 which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties. We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. As part of this strategy to pursue all available administrative and judicial avenues, Elan Pharma was, on February 25, 2019, granted leave by the Irish High Court to seek judicial review of the issuance of the NoA by Irish Revenue. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. The High Court has scheduled a hearing in this judicial review proceeding in April 2020, and we would expect a decision in this matter in the second half of 2020. If we are ultimately successful in the judicial review proceedings the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made. If for any reason the judicial review proceedings are ultimately unsuccessful in establishing that Irish Revenue's issuance of the NoA breaches our legitimate expectations, Elan Pharma will reactivate its appeal to challenge the merits of the NoA before the Tax Appeals Commission.

On August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the IRS, plus statutory interest thereon from the dates of payment, for the fiscal years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years, and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Our claims for refund were disallowed by certified letters dated August 18, 2015 and July 11, 2017, for the 2009-2010 tax years and 2011-2012 tax years, respectively. The complaint was timely, based upon the refund claim denials, and seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year, and $24.7 million for the 2012 tax year. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017. The cumulative deferred charge as recorded on the balance sheet is $29.7 million lower than the amounts reflected above due to overpayments credited to succeeding years, such that the actual refund the company is seeking to receive will be reduced by that amount. In addition, we recently conceded a royalty due to Perrigo U.S. on all omeprazole sales that equates to a 24% of our refund claims and any omeprazole adjustments that may be asserted by the IRS for future years.

On July 11, 2017, we received a draft NOPA associated with transfer pricing positions for the IRS audit of Athena Neurosciences, Inc. (“Athena”), a subsidiary of Elan acquired in 1996, for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. Athena was the originator of the patents associated with Tysabri® prior to the acquisition of Athena by Elan in 1996. The draft NOPA asserted that when Elan took over the future funding of Athena’s in-process R&D in 1996, after it acquired Athena in 1996, it should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. In response to the draft NOPA, we provided the IRS with substantial additional documentation supporting our position. On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, 2012 and 2013. The NOPA carries forward the theory from the 2017 draft NOPA. The

Perrigo Company plc - Item 1
Note 13

revised NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation.

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

NOTE 14 – CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of September 28, 2019, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Perrigo Company plc - Item 1
Note 14

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

Motions to dismiss certain other complaints listed above were filed on February 21, 2019. Plaintiffs’ oppositions were due on May 2, 2019 and defendants’ replies were filed on June 13, 2019. On August 15, 2019, the Court denied the Defendants’ joint motions to dismiss the overarching conspiracy allegations. Certain deposition discovery is allowed to proceed as of the Court’s July 15, 2019 order in all cases and documentary discovery is also proceeding.

On July 18, 2019, 87 health plans filed a Praecipe to Issue Writ of Summons in Pennsylvania state court to commence an action against 53 generic pharmaceutical manufacturers and 17 individuals, alleging antitrust violations concerning generic pharmaceutical drugs. While Perrigo was named as a defendant, no complaint has been filed. A stipulation is currently being drafted to defer further action pending developments in the Generics Antitrust MDL described above. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims.

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders - shareholders who purchased shares during the period April 21, 2015 through May 3, 2017 on the U.S. exchanges; shareholders who purchased shares during the same period on the Tel Aviv exchange; and shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class

Perrigo Company plc - Item 1
Note 14

period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation has begun. We intend to defend the lawsuit vigorously.

On November 1, 2017, Carmignac Gestion, S.A., filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Carmignac Gestion, S.A. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through April 2016. Plaintiff contends that the defendants provided inadequate disclosure throughout the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, our reporting about the generic prescription pharmaceutical business and its prospects, and the activities surrounding the efforts to defeat the Mylan tender offer during 2015. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiff does not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

On January 16, 2018, Manning & Napier Advisors, LLC filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Manning & Napier Advisors, LLC v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5) and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

On January 26, 2018, two different plaintiff groups (the Mason Capital group and the Pentwater group) each filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities

Perrigo Company plc - Item 1
Note 14

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

On February 16, 2018, First Manhattan Company filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled First Manhattan Co. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the five other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic

Perrigo Company plc - Item 1
Note 14

prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. This lawsuit was filed by the same law firm that filed the Manning & Napier Advisors case and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier Advisors case. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. On April 20, 2018, the plaintiff filed an amended complaint that did not materially change the factual allegations of the original complaint. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

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

On October 29, 2018, Nationwide Mutual Funds and Nationwide Variable Insurance Trust (both on behalf of several fund series) filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Nationwide Mutual Funds, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the seven other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs' allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the First Manhattan case, the Manning & Napier Advisors case, and the Carmignac case described above and generally makes the same factual assertions as in the Manning & Napier case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofers' Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. The defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in

Perrigo Company plc - Item 1
Note 14

part. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

On November 15, 2018, a group of plaintiff investors affiliated with Westchester Capital Funds filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P. case and the Pentwater Equity Opportunities Master Fund Ltd. case (described above) represents the affiliates of the Westchester Funds in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations of the complaints in the Mason Capital and in the Pentwater cases described above. The case is styled WCM Alternative: Event-Drive Fund, et al. v. Perrigo Co., plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The WCM case is assigned to the same federal judge that is hearing the Roofers' Pension Fund class action case and the eight other individual cases described above. The complaint asserts claims under Securities Exchange Act sections 10(b) (and SEC Rule 10b‑5) and 14(e) against all defendants as well as 20(a) control person claims against the individual defendants. In general, the plaintiffs’ allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 as well us up through May 3, 2017. Plaintiffs identify disclosures concerning the valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiffs do not provide an estimate of damages. In view of the court’s July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the cases has begun. We intend to defend the lawsuit vigorously.

On November 15, 2018, a group of plaintiff investors affiliated with Hudson Bay Capital Management LP filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P., the Pentwater Equity Opportunities Master Fund Ltd., and the WCM cases (described above) represents the affiliates of Hudson Bay Capital Management in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations of the complaints in the Mason Capital, in the Pentwater, and in the WCM cases described above. The case is styled Hudson Bay Master Fund Ltd., et al. v. Perrigo Co., plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The Hudson Bay Fund case is assigned to the same federal judge that is hearing the Roofers' Pension Fund class action case and the nine other individual cases described above. The complaint asserts claims under Securities Exchange Act section 14(e) against all defendants and section 20(a) control person claims against the individual defendants. In general, the plaintiffs’ allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiffs do not provide an estimate of damages. In view of the court’s July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the cases has begun. We intend to defend the lawsuit vigorously.

On January 31, 2019, Schwab Capital Trust and a variety of other Schwab entities filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Schwab Capital Trust, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the ten other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b‑5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided

Perrigo Company plc - Item 1
Note 14

inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the Carmignac case, the Manning & Napier case, the First Manhattan case, and the Nationwide Mutual Funds case described above and generally makes the same factual assertions as in the Nationwide Mutual Funds case. The complaint does not include factual allegations that the court dismissed in the July 2018 ruling in the Roofers' Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. The parties agreed that the defendants would not respond to the complaint until 45 days after the court decided the motion to dismiss then-pending in the Carmignac, Manning & Napier, First Manhattan, and Nationwide Mutual cases described above. On July 31, 2019, the court granted in part and denied in part that motion to dismiss. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. This case has now also moved into the discovery phase. We intend to defend the lawsuit vigorously.

On February 6, 2019, OZ Master Fund, Ltd. and a related entity filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled OZ Master Fund, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the eleven other opt out cases described above. The complaint asserts claims under Securities Exchange Act sections 10(b) (and SEC Rule 10b‑5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. The parties agreed that the court's rulings in July 2018 in the Roofers' Pension Fund case (discussed above) and in July 2019 in the Carmignac and other cases (discussed above) will apply to this case as well. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. The parties agreed to a proposed schedule, which the court approved in July 2019, by which the plaintiffs are participating in the discovery proceedings in the Roofers' Pension Fund case described above and the various individual cases also described above. We intend to defend the lawsuit vigorously.

On February 14, 2019, Highfields Capital I LP and related entities filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Highfields Capital I LP, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of Massachusetts. The complaint asserts claims under Securities Exchange Act sections 14(e) and 18 against all defendants, as well as 20(a) control person liability against the individual defendants. The complaint also asserts Massachusetts state law claims under Massachusetts Unfair Business Methods Law (chapter 93A § 11), and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged improper accounting for the Tysabri® asset. Some of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and with allegations in one or more of the opt out cases described above. Plaintiffs do not provide a clear calculation of how they estimated damages and seek treble damages, punitive damages, and attorney's fees. On May 7, 2019, defendants filed a motion to transfer this case to the U.S. District Court for the District of New Jersey so that the proceedings in this case can be coordinated with the other cases (discussed above) pending in that court. The transfer motion has been fully briefed. We intend to defend the lawsuit vigorously.

On February 22, 2019, Aberdeen Canada Funds -- Global Equity Funds (and 30 other entities, some unrelated to Aberdeen) filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Aberdeen Canada Funds -- Global Equity Fund, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case

Perrigo Company plc - Item 1
Note 14

and the twelve other opt-out cases pending in that Court. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b‑5) against all defendants and 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged undisclosed pricing pressure for generic prescription pharmaceuticals, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the Carmignac case, the Manning & Napier case, the First Manhattan case, the Nationwide Mutual Funds case, and the Schwab Capital Trust case described above, and generally makes the same factual assertions as in the Nationwide Mutual Funds case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofer’s Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. On July 31, 2019, the court granted in part and denied in part the motion to dismiss in the Carmignac and related cases, which ruling also applies to this case. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. This case has now moved into the discovery phase. We intend to defend the lawsuit vigorously.

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

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purports to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleges violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contend that the Company, in its Form 10‑Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff does not provide an estimate of class damages. The Court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which named the same defendants, asserted the same class period, and invoked the

Perrigo Company plc - Item 1
Note 14

same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period (March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contends that Perrigo’s disclosures about the Irish tax audit were inadequate beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeats many of the allegations of the April 2019 amended complaint. The second amended complaint alleges violations of Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss, and that motion has been fully briefed as of mid-August 2019. The court has not yet decided the motion. We intend to defend the lawsuit vigorously.

In Israel (cases related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. We filed a request for a stay, the plaintiff agreed in part, and the court approved a stay and required the parties to update the court about the U.S. proceedings by September 1, 2019. The defendants updated the court and sought a further extension of the stay, which was unopposed. The court extended the stay to February 10, 2020. We intend to defend the lawsuit vigorously.

Claim Arising from the Omega Acquisition

On December 16, 2016, we and Perrigo Ireland 2 brought an arbitral claim ("Claim") against Alychlo NV ("Alychlo") and Holdco I BE NV (together the "Sellers") in accordance with clause 26.2 of the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of the Belgian Centre for Arbitration and Mediation ("CEPANI"). Our Claim relates to the accuracy and completeness of information about Omega provided by the Sellers as part of the sale process, the withholding of information by the Sellers during that process and breaches of Sellers’ warranties. We are seeking monetary damages from the Sellers. The Sellers served their respective responses to the Claim on February 20, 2017. In its response, Alychlo has asserted a counterclaim for monetary damages contending that we breached a warranty in the SPA and breached the duty of good faith in performing the SPA. Alychlo subsequently filed papers seeking permission to introduce an additional counterclaim theory of recovery related to the Irish tax issues disclosed by the Company such that if the position of the Irish tax authorities prevails, Alychlo would have further basis for its counterclaim against Perrigo. In June 2019, the Tribunal denied permission for Alychlo to introduce the additional counterclaim and dismissed certain aspects of the original Alychlo counterclaim. There can be no assurance that our Claim will be successful, and the Sellers deny liability for the Claim. To the extent that aspects of Alychlo’s counterclaim survived the Tribunal’s ruling in June 2019, we deny that Alychlo is entitled to any relief (including monetary relief). The arbitration proceedings are confidential as required by the SPA and the rules of the CEPANI.

Other Matters

Our Board of Directors received a shareholder demand letter dated October 30, 2018 relating to the allegations in the securities cases and price fixing lawsuits described above. The letter demands that the Board of Directors initiate an action against certain current and former executives and Board members to recover damages allegedly caused to the Company. In response, the Company reminded the shareholder that any derivative claim can only proceed in accordance with Irish law, the law that governs the Company’s internal affairs. The shareholder responded that he would file a lawsuit asserting derivative claims.

On October 2, 2019, the shareholder filed a derivative action in the U.S. District Court for the District of New Jersey styled Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford, et al. The case was assigned to the same judge who is handling the Roofers' Pension Fund securities class action and related opt

Perrigo Company plc - Item 1
Note 14

out cases described above. In addition to the Company, the lawsuit names as defendants current Board members Alford, Classon, Karaboutis, Kindler, O’Connor, Parker, and Samuels, current CEO Kessler, former Board members Smith, Brlas, Cohen, Fouse, Hoffing, Jandernoa, Kunkle, and Morris, former CEO Hendrickson, former CEO Papa, former CFO Brown, former CFO Winowiecki, and former Executive Vice Presidents Boothe and Coucke. The lawsuit seeks to authorize the shareholder to pursue claims on behalf of the Company against all the individual defendants for breach of their fiduciary duties and for unjust enrichment, and against the current director defendants, former director Mr. Smith, and current CEO Mr. Kessler for violations of Exchange Act §§ 14(a) (proxy statement disclosures) and 29(b) (disgorgement as a result of alleged violations of § 14(a)). The complaint alleges that the following events indicate that the individuals in their respective capacities failed to exercise appropriate control over the management of the Company and made inadequate public disclosures concerning the integration of Omega after acquisition; the Company’s past and prospective organic growth; the defense against the Mylan 2015 tender offer; the alleged collusive pricing activities regarding generic prescription products; the accounting by the Company for the Tysabri® royalty stream; and the 2018 Irish tax audit and potential liabilities for Irish taxes (these factual events also underlie the securities cases discussed earlier in this Note 14). We intend to defend the lawsuit vigorously.

NOTE 15 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, asset impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Beginning balance	$23.8	$12.7	$24.0	$21.4
Additional charges	5.2	18.0	23.3	23.2
Payments	(7.0)	(1.7)	(25.0)	(15.4)
Non-cash adjustments	(0.5)	—	(0.8)	(0.2)
Ending balance	$21.5	$29.0	$21.5	$29.0

The charges incurred during the three and nine months ended September 28, 2019 were primarily associated with the reorganization of our executive management team and other actions taken to streamline the organization. Of the amount recorded during the nine months ended September 28, 2019, $10.8 million related to the CSCI segment, which was due primarily to the sales force reorganization in France.

The charges incurred during the three and nine months ended September 29, 2018 were primarily associated with continued costs from actions we took to streamline our organization, as well as additional lease exit costs. Of the amount recorded during the nine months ended September 29, 2018, $18.0 million related to the CSCI segment.

There were no other material restructuring programs that significantly impacted any other reportable segments for the three and nine months ended September 28, 2019 or September 29, 2018. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. We expect to pay the remaining $21.5 million liability for employee severance benefits remaining at September 28, 2019 within the next year.

NOTE 16 – SEGMENT INFORMATION

Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

Perrigo Company plc - Item 1
Note 16

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	September 28, 2019	December 31, 2018
CSCA	$3,989.0	$3,571.7
CSCI	4,589.7	4,613.0
RX	2,732.1	2,798.7
Total	$11,310.8	$10,983.4

	Three Months Ended
	September 28, 2019			September 29, 2018
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$613.3	$81.3	$12.6	$596.2	$(119.0)	$15.3
CSCI	347.5	13.2	43.3	334.2	(4.7)	48.2
RX	230.3	19.7	22.8	202.7	36.1	20.8
Unallocated	—	(59.8)	—	—	(34.4)	—
Total	$1,191.1	$54.4	$78.7	$1,133.1	$(122.0)	$84.3

	Nine Months Ended
	September 28, 2019			September 29, 2018
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$1,777.2	$283.3	$31.9	$1,794.7	$64.2	$45.8
CSCI	1,025.8	18.4	130.4	1,069.9	11.6	148.6
RX	711.6	95.0	65.4	671.9	150.9	62.4
Unallocated	—	(185.0)	—	—	(97.7)	—
Total	$3,514.6	$211.7	$227.7	$3,536.5	$129.0	$256.8

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

We are dedicated to making lives better by bringing “Quality, Affordable Self-Care Products™” that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that enhance individual well-being by empowering consumers to proactively prevent or treat conditions that can be

Perrigo Company plc - Item 2
Executive Overview

self-managed. We are also a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, gels, and nasal sprays.

Segment Reporting Change

               During the three months ended March 30, 2019, we changed the composition of our operating and reporting segments. We moved our pharmaceuticals and diagnostic businesses in Israel from the Consumer Self-Care International segment to the Prescription Pharmaceuticals segment and we made certain adjustments to our allocations between segments. These changes were made to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Item 1. Note 2 and Note 16. For results by segment, see "Segment Results" below.

Our new reporting and operating segments are as follows:

•
Consumer Self-Care Americas ("CSCA"), formerly Consumer Healthcare Americas, comprises our consumer self-care business (OTC, contract manufacturing, infant formula, and oral self-care categories and our divested animal health category) in the U.S., Mexico and Canada.

•
Consumer Self-Care International ("CSCI"), formerly Consumer Healthcare International, comprises our branded consumer self-care business primarily in Europe, our consumer-focused business in the United Kingdom and Australia, and our liquid licensed products business in the United Kingdom.

•
Prescription Pharmaceuticals ("RX") comprises our Prescription Pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel, which were previously in our CSCI segment.

Highlights

•
On August 9, 2018, we announced a plan to separate our RX business, which, when completed, will enable us to focus on expanding our consumer-facing businesses. We continue to make progress related to the preparations for separation, which may include a possible sale, spin-off, merger or other form of separation. While we remain committed to transforming to a consumer-focused business, we cannot commit to a specific date for the separation. In connection with the proposed separation, we anticipate incurring significant preparation costs, excluding restructuring expenses and transaction costs, in the range of $45.0 million to $80.0 million depending on the final structure of the transaction.

•
On July 8, 2019, we completed the sale of our animal health business to PetIQ for base consideration of $185.0 million, which resulted in a gain of $72.4 million recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. The final purchase price and gain is subject to customary post-closing adjustments for changes to working capital compared to the target working capital on the closing date and is expected to be finalized in the fourth quarter of 2019 (refer to Item 1. Note 3).

•
On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir Global Holdings, LLC (“Ranir”), a privately-held company, for total base consideration of $750.0 million in a debt-free, cash-free transaction, subject to post-closing adjustments for changes to working capital compared to the target working capital on the closing date. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions (refer to Item 1. Note 3).

Perrigo Company plc - Item 2
Consolidated

RESULTS OF OPERATIONS

CONSOLIDATED

Recent Developments

Notice of Proposed Adjustments

Draft NOPA

On August 22, 2019, we received a draft Notice of Proposed Adjustment (“NOPA”) from the IRS relative to our fiscal tax years ended June 28, 2014 and June 27, 2015 and relating to the deductibility of interest on $7.5 billion in debts owed to Perrigo Company plc by Perrigo Company, a Michigan corporation and wholly-owned indirect subsidiary of Perrigo Company, plc. The draft NOPA, which the IRS has stated will be reflected in its final NOPA, would cap the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum), on the stated ground that the loans were not negotiated on an arms’-length basis and proposes a reduction in gross interest expense of approximately $480.0 million for fiscal years 2014 and 2015. If the IRS were to prevail in its proposed adjustment, we estimate an increase in tax expense of approximately $170.0 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the period from June 28, 2015 through December 31, 2019. If those further adjustments were sustained, based on our preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense will not exceed $200.0 million, excluding interest and penalties, for the period June 28, 2015 through December 31, 2019. We do not expect any similar adjustments beyond this period, given that proposed regulations will eliminate the deductibility of interest on this debt. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies. No payment of any amount related to the proposed adjustments is required to be made, if at all, until all applicable proceedings have been completed. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on our liquidity and capital resources (refer to Item 1. Note 13).

Final NOPA

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, 2012 and 2013. The NOPA carries forward the theory from a 2017 draft NOPA that when Elan took over the future funding of Athena’s In-process Research & Development ("IPR&D") in 1996, after it acquired Athena in 1996, it should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS income position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on our liquidity and capital resources (refer to Item 1. Note 13).

Perrigo Company plc - Item 2
Consolidated

Consolidated Results

Three Month Comparison

	Three Months Ended
(in millions)	September 28, 2019	September 29, 2018
Net sales	$1,191.1	$1,133.1
Gross profit	$412.8	$424.8
Gross profit %	34.7%	37.5%
Operating income (loss)	$54.4	$(122.0)
Operating income (loss) %	4.6%	(10.8)%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Operating income increased $176.4 million, or 145%, due to:

•	$58.0 million, or 5%, increase in net sales due to:

◦	$77.0 million increase due to our acquisition of Ranir and $51.7 million increase due to new product sales; partially offset by

◦
$18.6 million decrease due to our divested animal health business, $18.3 million decrease due primarily to unfavorable Euro foreign currency translation, $9.4 million decrease due to discontinued products, $9.2 million decrease due to the retail market withdrawal of Ranitidine products, $8.1 million decrease due to our exited foods business, and $7.1 million net decrease of existing products due primarily to competition-driven pricing pressure.

•
$12.0 million decrease in gross profit, or a 280 basis point decrease in gross profit as a percentage of net sales, due primarily to operating inefficiencies, competition-driven pricing pressure, and unfavorable product mix; partially offset by new product sales and our acquisition of Ranir.

•	$188.4 million decrease in operating expenses due primarily to:

◦
$210.9 million decrease in impairment charges due to the absence of $221.8 million in impairment charges related to animal health goodwill and intangible assets and certain IPR&D taken in the prior year period; partially offset by

◦
$25.8 million increase in selling and administrative expenses due primarily to increased employee incentive compensation expenses, the effect of Euro unfavorable foreign currency translation, and increased acquisition and integration-related charges and contingent consideration adjustments.

Perrigo Company plc - Item 2
Consolidated

Nine Month Comparison

	Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018
Net sales	$3,514.6	$3,536.5
Gross profit	$1,292.5	$1,388.5
Gross profit %	36.8%	39.3%
Operating income	$211.7	$129.0
Operating income %	6.0%	3.6%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Operating income increased $82.7 million, or 64%, due to:

•	$21.9 million, or 0.6%, decrease in net sales due to:

◦
$86.2 million net decrease of existing products due primarily to competition-driven pricing pressure across all segments, $77.8 million decrease due primarily to unfavorable Euro foreign currency translation, $41.2 million decrease due to discontinued products, $34.8 million decrease due to our divested animal health business, $21.0 million decrease due to our exited foods business, and $9.2 million decrease due to the retail market withdrawal of Ranitidine products; partially offset by

◦	$171.3 million increase due to new product sales, and $77.0 million increase due to our acquisition of Ranir.

•
$96.0 million decrease in gross profit, or a 250 basis point decrease in gross profit as a percentage of net sales due primarily to competition-driven pricing pressure, operating inefficiencies, unfavorable product mix, and unfavorable Euro foreign currency translation; partially offset by new product sales and our acquisition of Ranir.

Perrigo Company plc - Item 2
Consolidated

•	$178.7 million decrease in operating expenses due primarily to:

◦
$180.6 million decrease in impairment charges due to the absence of $223.5 million in impairment charges related to animal health goodwill and intangible assets and certain IPR&D taken in the prior year period; and

◦
$46.0 million decrease in R&D expenses primarily related to the absence of a $50.0 million upfront license fee payment to enter into a license agreement with Merck Sharp & Dohme Corp. ("Merck") in the prior year period; partially offset by

◦	$45.8 million increase in selling and administrative expenses due primarily to increased legal and consulting fees.

CONSUMER SELF-CARE AMERICAS

Recent Developments

•
During the three months ended September 28, 2019, after regulatory bodies announced worldwide that Ranitidine may potentially contain NDMA, a known environmental contaminant, we promptly began testing our externally sourced Ranitidine Active Pharmaceutical Ingredient ("API") and Ranitidine-based products. On October 8, 2019 we halted shipments of the product based upon preliminary results. Based on the totality of data gathered, we made the decision to conduct a voluntary retail market withdrawal, which resulted in a decrease in our net sales of $7.4 million and a decrease in gross profit of $15.5 million.

•
On September 4, 2019, we entered into a definitive agreement to acquire the branded OTC rights of Prevacid® from GlaxoSmithKline. The transaction is expected to close in the fourth quarter of 2019 subject to customary closing conditions. Total cash consideration will be subject to adjustment for brand performance prior to the closing and will range from $61.5 million to $65.0 million. The acquisition of Prevacid®  will expand our OTC gastrointestinal product portfolio, and we expect to allocate almost all of the purchase price to a brand named intangible asset (refer to Item 1. Note 3).

•
On July 8, 2019, we completed the sale of our animal health business to PetIQ for base consideration of $185.0 million, which resulted in a gain of $72.4 million recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. The final purchase price and gain is subject to customary post-closing adjustments for changes to working capital compared to the target working capital on the closing date and is expected to be finalized in the fourth quarter of 2019 (refer to Item 1. Note 3).

•
On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir, a privately-held company, for total base consideration of $750.0 million in a debt-free, cash-free transaction, subject to post-closing adjustments for changes to working capital compared to the target working capital on the closing date. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions (refer to Item 1. Note 3).

•
On April 1, 2019, we purchased the Abbreviated New Drug Applications ("ANDAs") and other records and registrations of Budesonide Nasal Spray, a generic equivalent of Rhinocort Allergy® and Triamcinolone Nasal Spray, a generic equivalent of Nasacort Allergy®, from Barr Laboratories, Inc., a subsidiary of Teva Pharmaceuticals, for a total of $14.0 million in cash (refer to Item 1. Note 3).

Perrigo Company plc - Item 2
CSCA

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	September 28, 2019	September 29, 2018
Net sales	$613.3	$596.2
Gross profit	$185.1	$189.5
Gross profit %	30.2%	31.8%
Operating income (loss)	$81.3	$(119.0)
Operating income (loss)%	13.3%	(20.0)%

Three Months Ended September 28, 2019 vs. Three Months Ended September 29, 2018

Operating income increased $200.3 million, or 168%, due to:

•	$17.1 million, or 3%, increase in net sales due primarily to:

◦	$54.2 million increase due to our acquisition of Ranir and $5.9 million increase due primarily to the launches of Loperamide Simethicone and Nicotine cherry ice mint mini lozenge; partially offset by

◦
$18.6 million decrease due to our divested animal health business, $8.1 million decrease due to our exited foods business, $7.4 million decrease due to the retail market withdrawal of Ranitidine products, and $7.3 million net decrease of existing products due primarily to:

◦
Lower sales volume in our contract infant formula business due to customer brand discontinuations, pricing pressure primarily in our gastrointestinal and smoking cessation categories, lower sales volume in our analgesics category due to overall market contraction, and lower sales volume in Mexico; partially offset by

◦
Higher sales volume in our allergy category due to improved service levels, store brand share expansion, along with higher sales volume in our smoking cessation category due to a new customer contract.

•
$4.4 million decrease in gross profit, or a 160 basis point decrease in gross profit as a percentage of net sales, due primarily to operating inefficiencies, pricing pressure, and the retail market withdrawal of Ranitidine products; partially offset by our acquisition of Ranir and improved profitability on OTC products sold through prescriptions.

•	$204.7 million decrease in operating expenses due primarily to:

◦
$221.8 million decrease in impairment charges due to the absence of impairment charges related to animal health goodwill and intangible assets and certain IPR&D taken in the prior year period; partially offset by

◦
$7.1 million increase in other operating expenses due to an asset abandonment related to our operations in Vermont and $5.1 million increase in R&D expenses due to increased spending on growth initiatives.

Perrigo Company plc - Item 2
CSCA

Nine Month Comparison

	Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018
Net sales	$1,777.2	$1,794.7
Gross profit	$565.9	$597.9
Gross profit %	31.8%	33.3%
Operating income	$283.3	$64.2
Operating income %	15.9%	3.6%

Nine Months Ended September 28, 2019 vs. Nine Months Ended September 29, 2018

Operating income increased $219.1 million, or 341%, due to:

•	$17.5 million, or 1%, decrease in net sales due to:

◦
$24.7 million net decrease of existing products due primarily to pricing pressure across all categories, lower sales volume in our infant formula business due to customer brand discontinuations, and lower sales volume in our analgesics category due to overall market contraction and product specific service challenges; partially offset by higher sales volume due to store brand share expansion in our allergy category, and improved customer service; and

◦
$34.8 million decrease due to our divested animal health business, $21.0 million decrease due to our exited foods business, $7.4 million decrease due to the retail market withdrawal of Ranitidine products, $3.7 million decrease due to discontinued products, and $1.0 million decrease due to unfavorable Mexican peso foreign currency translation; partially offset by

◦	$54.2 million increase due to our acquisition of Ranir and $20.9 million increase due primarily to the launches of Loperamide Simethicone and Nicotine cherry ice mint mini lozenge.

•
$32.0 million decrease in gross profit, or a 150 basis point decrease in gross profit as a percentage of net sales, due primarily to operating inefficiencies, pricing pressure, and the retail market withdrawal of Ranitidine products; partially offset by our acquisition of Ranir and improved profitability on OTC products sold through prescriptions.

•	$251.1 million decrease in operating expenses due primarily to:

◦
$218.2 million decrease in impairment charges due primarily to the absence of $221.8 million in impairment charges related to animal health goodwill and intangible assets and certain IPR&D taken in the prior year period, and

◦	$42.1 million decrease in R&D expenses primarily due to the absence of a $50.0 million upfront license fee payment to enter into a license agreement with Merck; partially offset by

◦	$7.1 million increase in other operating expenses due to an asset abandonment related to our operations in Vermont.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•
Management continues the execution of its focused brand strategy, sales force restructuring and optimization, continued innovations linked to product launch excellence, and manufacturing insourcing and optimization, which is expected to reduce selling costs, improve operating margins and focus on higher value self-care products and brands. As part of this strategy, we are making progress on the previously reported CSCI restructuring plan, primarily in France, where we are benefiting from a reduced cost base. We expect the current restructuring activities to be finalized by year-end.

Perrigo Company plc - Item 2
CSCI

•
During the three months ended September 28, 2019, after regulatory bodies announced worldwide that Ranitidine may potentially contain NDMA, a known environmental contaminant, we promptly began testing our externally sourced Ranitidine API and Ranitidine-based products. On October 8, 2019 we halted shipments of the product based upon preliminary results. Based on the totality of data gathered, we made the decision to conduct a voluntary retail market withdrawal, which resulted in a decrease in our net sales of $1.8 million and a decrease in gross profit of $2.9 million.

•
On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir, a privately-held company, for total base consideration of $750.0 million in a debt-free, cash-free transaction, subject to post-closing adjustments for changes to working capital compared to the target working capital on the closing date. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions. Ranir's non-U.S. operations are primarily in the United Kingdom, Germany, and China (refer to Item 1. Note 3).

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	September 28, 2019	September 29, 2018
Net sales	$347.5	$334.2
Gross profit	$156.3	$158.6
Gross profit %	45.0%	47.5%
Operating income (loss)	$13.2	$(4.7)
Operating income (loss) %	3.8%	(1.4)%

Three Months Ended September 28, 2019 vs. Three Months Ended September 29, 2018

Operating income increased $17.9 million, or 384%, due to:

•	$13.3 million, or 4%, increase in net sales due primarily to:

◦
$28.3 million increase due primarily to the launches of XLS Forte 5 and Bronchostop® in the lifestyle and cough/cold/allergy/sinus categories, respectively, and $22.8 million increase due to our acquisition of Ranir; partially offset by

◦
$18.6 million decrease due to unfavorable Euro foreign currency translation, $14.8 million net decrease of existing products due primarily to lower net sales in France due to the reorganization of our sales force, which disrupted sales effectiveness and customer outreach, and lower net sales in the anti-parasites and natural health and vitamins, minerals and dietary supplements ("VMS") categories due to declining market consumption; partially offset by higher net sales in the distribution business and in the cough/cold/allergy/sinus category due to new distribution channels and increased market share.

•
$2.3 million decrease in gross profit, or a 250 basis point decrease in gross profit as a percentage of net sales, due primarily to unfavorable product mix as a result of the addition of Ranir products, which have a lower gross margin and unfavorable Euro foreign currency translation; partially offset by new product sales.

•	$20.2 million decrease in operating expenses due primarily to:

◦	$17.0 million decrease in restructuring expenses due primarily to the absence of cost reduction initiatives that were taken in the prior year period; and

◦	$3.4 million decrease in selling and administrative expenses due to the effect of Euro foreign currency translation.

Perrigo Company plc - Item 2
CSCI

Nine Month Comparison

	Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018
Net sales	$1,025.8	$1,069.9
Gross profit	$480.0	$517.7
Gross profit %	46.8%	48.4%
Operating income	$18.4	$11.6
Operating income %	1.8%	1.1%

Nine Months Ended September 28, 2019 vs. Nine Months Ended September 29, 2018

Operating income increased $6.8 million, or 58%, due to:

•	$44.1 million, or 4%, decrease in net sales due primarily to:

◦
$76.2 million decrease due to unfavorable Euro foreign currency translation, $62.8 million net decrease of existing products due primarily to lower net sales in the personal care and derma-therapeutics and lifestyle categories due primarily to decreased customer demand and lower sales in France due to the reorganization of our sales force; partially offset by higher net sales in the distribution business and the cough/cold/allergy/sinus category due primarily to increased customer demand, and $10.6 million decrease due to discontinued products; partially offset by

◦
$84.5 million increase due primarily to the launches of XLS Forte 5, Phytosun® Aroms Organic essential oils, and ACO® brands in the lifestyle, personal care and derma-therapeutic, and VMS categories, respectively, and $22.8 million increase in sales due our acquisition of Ranir.

•
$37.7 million decrease in gross profit, or a 160 basis point decrease in gross profit as a percentage of net sales, due primarily to unfavorable product mix as a result of sales growth in lower margin products and unfavorable Euro foreign currency translation; partially offset by new product sales and favorable pricing.

•	$44.5 million decrease in operating expenses due primarily to:

◦	$35.0 million decrease in selling and administrative expenses due to the effect of Euro foreign currency translation; and

◦	$8.3 million decrease in restructuring expenses due primarily to the absence of cost reduction initiatives that were taken in the prior period.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
Although pricing pressure is beginning to moderate, we continue to experience a year-over-year reduction in pricing in our RX segment due to competitive pressures. Similar to the first half of 2019, we experienced year-over-year price declines in the third quarter and expect softness in pricing to continue to impact the segment for the foreseeable future.

•
On July 2, 2019, we purchased the ANDA for a generic gel product for $49.0 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019 (refer to Item 1. Note 3).

•
During the three months ended September 28, 2019, we identified impairment indicators related to our Evamist branded product, which is a definite-lived intangible asset. The indicators related to a decline in sales volume and a corresponding reduction in our long-range revenue forecast. We determined the asset was impaired by $10.8 million (refer to Item 1. Note 4).

Perrigo Company plc - Item 2
RX

•
On May 17, 2019, we purchased the ANDA for a generic product used to relieve pain for $15.7 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019 (refer to Item 1. Note 3).

•
During the three months ended June 29, 2019, we identified impairment indicators for a certain definite-lived asset related to changes in pricing and competition in the market, which lowered the projected cash flows we expect to generate from the asset. We determined the asset was impaired by $27.8 million (refer to Item 1. Note 4).

Segment Results

Three Month Comparison

	Three Months Ended
(in millions)	September 28, 2019	September 29, 2018
Net sales	$230.3	$202.7
Gross profit	$71.4	$76.8
Gross profit %	31.0%	37.9%
Operating income	$19.7	$36.1
Operating income %	8.5%	17.8%

Three Months Ended September 28, 2019 vs. Three Months Ended September 29, 2018

Operating income decreased $16.4 million, or 46%, due to:

•	$27.6 million, or 14%, increase in net sales due primarily to:

◦	$17.5 million increase due to the launches of new products; and

◦	$15.0 million net increase in certain existing products to meet the increased demand of our existing customers, partially offset by competition-driven pricing pressure; partially offset by

◦	$5.7 million decrease due to discontinued products due primarily to regulatory changes.

•
$5.4 million decrease in gross profit, or a 690 basis point decrease in gross profit as a percentage of net sales, due primarily to competition-driven pricing pressure, sales growth in lower margin products and manufacturing inefficiencies; partially offset by new product sales.

•	$11.0 million increase in operating expenses due primarily to an impairment charge of $10.8 million related to a definite-lived intangible asset.

Nine Month Comparison

	Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018
Net sales	$711.6	$671.9
Gross profit	$246.5	$273.0
Gross profit %	34.6%	40.6%
Operating income	$95.0	$150.9
Operating income %	13.4%	22.5%

Perrigo Company plc - Item 2
RX

Nine Months Ended September 28, 2019 vs. Nine Months Ended September 29, 2018

Operating income decreased $55.9 million, or 37%, due to:

•	$39.7 million, or 6%, increase in net sales due primarily to:

◦	$65.9 million increase due to the launches of new products; and

◦	$1.2 million net increase in certain existing products to meet the increased demand of our existing customers, partially offset by competition-driven pricing pressure; partially offset by

◦	$26.9 million decrease due to discontinued products due primarily to regulatory changes.

•
$26.5 million decrease in gross profit, or a 600 basis point decrease in gross profit as a percentage of net sales, due primarily to competition-driven pricing pressure, sales growth in lower margin products, and manufacturing inefficiencies; partially offset by new product sales.

•	$29.4 million increase in operating expenses due primarily to:

◦	$38.7 million increase in impairment charges related to definite-lived intangible assets; partially offset by

◦	$5.3 million decrease due primarily to contingent consideration adjustments.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Nine Months Ended
September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
$59.8	$34.3	$185.1	$97.6

The increase of $25.5 million in unallocated expenses during the three months ended September 28, 2019 compared to the prior year period was primarily due to a $12.5 million increase in acquisition and integration-related charges related to Ranir, a $7.9 million increase in employee incentive compensation expenses, and a $5.0 million increase due to legal and consulting fees.

The increase of $87.5 million in unallocated expenses during the nine months ended September 28, 2019 compared to the prior year period was due to a $47.8 million increase in legal and consulting fees, a $14.7 million increase in acquisition and integration-related charges due to Ranir, a $19.3 million increase in employee incentive compensation expenses, and a $10.5 million increase due to the reorganization of our executive management team.

Change in Financial Assets, Interest expense, net, and Other (income) expense, net (Consolidated)

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Change in financial assets	$(2.6)	$(74.9)	$(18.5)	$(65.9)
Interest expense, net	$30.5	$31.7	$90.4	$95.2
Other (income) expense, net	$(71.0)	$0.2	$(65.6)	$12.3

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Change in Financial Assets

The proceeds from our 2017 sale of the Tysabri® financial asset consisted of $2.2 billion in cash and up to $250.0 million and $400.0 million in contingent milestone payments in 2018 and 2020, respectively. During the nine months ended September 28, 2019 we received the $250.0 million contingent milestone payment.

The fair value of the Royalty Pharma contingent milestone payment increased by $2.6 million and $18.5 million during the three and nine months ended September 28, 2019, respectively. These adjustments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out. The fair value of the Royalty Pharma contingent milestone payments increased by $74.9 million during the three months ended September 29, 2018. This increase included $67.7 million and $7.2 million increases in the fair value of the 2018 and 2020 contingent milestone payments, respectively. During the nine months ended September 29, 2018, the fair value of the contingent milestone payments increased by $65.9 million. This increase included $53.2 million and $12.7 million increases in the fair value of the 2018 and 2020 contingent milestone payments, respectively. The net changes in the fair value of the contingent milestone payments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the respective earn-outs as of September 29, 2018.

In order for us to receive the 2020 milestone payment of $400.0 million, Royalty Pharma contingent payments for Tysabri® sales in 2020 must exceed $351.0 million. In 2018, the Royalty Pharma contingent payments for Tysabri® were $337.5 million. If Royalty Pharma contingent payments for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $91.7 million asset as an expense. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $308.3 million in Change in financial assets on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 6).

Interest Expense, Net

The $1.2 million and $4.8 million decreases for the three and nine months ended September 28, 2019, respectively, were due primarily to changes in our underlying hedge exposure (refer to Item 1. Note 8).

Other (Income) Expense, Net

The $71.2 million change was due primarily to a $72.4 million gain on the sale of our animal health business (refer to Item 1. Note 3); partially offset by $1.5 million of unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

The $77.9 million change was due primarily to a $72.4 million gain on the sale of our animal health business (refer to Item 1. Note 3) and a decrease of $3.3 million in losses on investment securities (refer to Item 1. Note 7).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
5.2%	14.5%	19.6%	42.9%

The effective tax rates for the three and nine months ended September 28, 2019 decreased primarily due to changes in jurisdictional mix of pre-tax book income, non-deductible intangible and goodwill impairments in the prior year periods, and the sale of the animal health business in the current period.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including revolving bank credit and securities offerings. In determining our future capital requirements we regularly consider, among other factors,

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

known trends and uncertainties, such as the Notice of Assessment ("NoA") and the draft and final Notices of Proposed Adjustment ("NOPAs") and other contingencies. We note that no payment of the additional amounts assessed by Irish Revenue pursuant to the NoA or proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a final determination of the matter is reached that is adverse to us, which could take several years in either case (refer to Item 1. Note 13 for additional information on the NoA and NOPAs). Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NoA, the NOPAs or other contingencies have a material impact on our capital requirements.

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

Cash Generated by (Used in) Operating Activities

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The $100.4 million decrease in operating cash inflow was due primarily to:

•	$81.5 million change in accrued customer programs due primarily to pricing dynamics in our RX segment, as well as timing of rebate and chargeback payments;

•
$49.8 million change in net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, gain on sale of business, and depreciation and amortization; and

•	$32.3 million change in accounts receivable due primarily to timing of shipments and receipt of payments in all our segments and our acquisition of Ranir; partially offset by

•	$30.2 million change in accrued payroll and related taxes due primarily to an increase in employee incentive compensation expenses; and

•	$23.0 million change in inventory due primarily to the build-up of inventory levels to support customer demands and improved supply management in our CSCA and CSCI segments.

Cash Generated by (Used in) Investing Activities

The $409.1 million increase in investing cash outflow was due primarily to:

•	$749.5 million for the acquisition of Ranir (refer to Item 1. Note 3);

•
$53.4 million for the acquisition of an ANDA for a generic gel product for $49.0 million, an ANDA for a generic product used to relieve pain for $15.7 million, and Budesonide Nasal Spray and Triamcinolone Nasal Spray for $14.0 million, partially offset by the absence of $32.8 million of prior year acquisitions primarily related to an ANDA for a generic topical cream (refer to Item 1. Note 3); and

•	$33.5 million increase in capital spending due primarily to increased tablet and infant formula capacity and quality/regulation projects; partially offset by

•	$250.0 million receipt of the Proceeds from the Royalty Pharma contingent milestone (refer to Item 1. Note 6); and

•	$183.4 million due to the divestiture of our animal health business (refer to Item 1. Note 3).

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Financing Activities
The $570.9 million increase in financing cash inflow was due primarily to:

•	$400.0 million absence in share repurchases;

•
$169.0 million change in issuances of long-term debt due to our $600.0 million refinance of the 2018 Term Loan in the current period, offset by the absence of our $431.0 million refinance of the 2014 Term Loan; and

•	$9.5 million change in net borrowings (repayments) of revolving credit agreements and other financing; partially offset by

•	$6.0 million increase in payments on long-term debt.

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

Borrowings and Capital Resources

Revolving Credit Agreements

On March 8, 2018, we terminated the revolving credit agreement entered into on December 5, 2014 and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of September 28, 2019 or December 31, 2018.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Term Loans and Notes

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing December 5, 2019 (the "2014 Term Loan"). On March 8, 2018, we refinanced the €350.0 million outstanding under the term loan with the proceeds of our term loan, maturing March 8, 2020 (the "2018 Term Loan"). During the nine months ended September 28, 2019, we made $24.7 million in scheduled principal payments on the 2018 Term Loan.

On August 15, 2019, we refinanced the €284.4 million ($317.1 million) outstanding under the 2018 Term Loan with the proceeds of a new $600.0 million term loan (the "2019 Term Loan"), maturing on August 15, 2022. As a result of the refinancing, during the three months ended September 28, 2019, we recorded a loss of $0.2 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.

We had $2.7 billion and $2.9 billion outstanding under our notes and bonds as of September 28, 2019 and December 31, 2018, respectively. We had $600.0 million outstanding under our 2019 Term Loan and $351.3 million outstanding under our 2018 Term Loan as of September 28, 2019 and December 31, 2018, respectively.

In connection with the Omega acquisition, on March 30, 2015, we assumed a 5.000% retail bond due 2019 in the amount of €120.0 million ($130.7 million). On May 23, 2019 we repaid the bond in full.

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no borrowings outstanding under the facilities as of September 28, 2019 or December 31, 2018.

Leases

We had $159.6 million of lease liabilities and $159.1 million of lease assets as of September 28, 2019.

Accounts Receivable Factoring

The total amount factored on a non-recourse basis and excluded from accounts receivable was $14.1 million and $24.3 million at September 28, 2019 and December 31, 2018, respectively.

We are in compliance with all covenants under our debt agreements as of September 28, 2019 (refer to Item 1. Note 9 and Note 10 for more information on all of the above lease activity and debt facilities, respectively).

Credit Ratings

Our credit ratings on September 28, 2019 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and Standard and Poor's Rating Services, respectively.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

asset in development. Milestone payments may be required upon the successful achievement of an important point in the development life cycle of the product. Because of the contingent nature of these payments, they are not included in the table of contractual obligations included in our 2018 Form 10-K and referred to below.
Contractual Obligations and Commitments

There were no material changes in contractual obligations as of September 28, 2019 from those provided in our 2018 Form 10-K.

Critical Accounting Policies

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting policies disclosed in our 2018 Form 10-K other than the hedging policies that we updated upon adoption of ASU 2017-12 (refer to Item 1. Note 8) and our leasing polices that we updated upon adoption of ASU 2016-02 (refer to Item 1. Note 9).

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2018 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 28, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 28, 2019. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of September 28, 2019. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

We acquired Ranir during the third quarter of 2019 (refer to Item 1. Note 3). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Ranir from its evaluation of internal control over financial reporting as of September 28, 2019. We are in the process of documenting and testing Ranir’s internal controls over financial reporting. We will incorporate Ranir into our annual report on internal control over financial reporting for our year ending December 31, 2020. As of September 28, 2019, assets excluded from management’s assessment totaled $835.0 million. Ranir contributed $77.0 million of Net sales and $1.4 million of Operating income in our Condensed Consolidated Statements of Operations for the nine months ended September 28, 2019.

Perrigo Company plc - Part II - Other Information

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Item 1. Note 13 and Item 1. Note 14 of the Notes to the Condensed Consolidated Financial Statements.

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

We are currently involved in several audits and adjustment-related disputes, including litigation. This includes litigation with the IRS regarding our fiscal years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 and litigation with Irish Revenue for the years ended December 31, 2012 and December 31, 2013. Additionally, the IRS has proposed adjustments regarding litigation costs for Athena Neuroscience, Inc. ("Athena"), a subsidiary of Elan acquired in 1996, for the years ended December 31, 2011, December 31, 2012 and December 31, 2013.

As previously disclosed, the Internal Revenue Service (“IRS”) is currently auditing Perrigo’s fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015. On August 22, 2019, we received a draft Notice of Proposed Adjustment (“NOPA”) from the IRS relative to fiscal tax years ended June 28, 2014 and June 27, 2015 and relating to the deductibility of interest on $7.5 billion in debts owed to Perrigo Company plc by Perrigo Company, a Michigan corporation and wholly-owned indirect subsidiary of Perrigo Company, plc. The debts were incurred in connection with the Elan merger transaction in 2013. The draft NOPA would cap the interest rate on the debts for U.S. federal tax purposes at 130% of the Applicable Federal Rate (a blended rate reduction of 4% per annum), on the stated ground that the loans were not negotiated on an arms’-length basis. The draft NOPA proposes a reduction in gross interest expense of approximately $480.0 million for fiscal years 2014 and 2015. If the IRS were to prevail in its proposed adjustment, we estimate an increase in tax expense of approximately $170.0 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the period from June 28, 2015 through December 31, 2019. If those further adjustments were sustained, based on our preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense will not exceed $200.0 million, excluding interest and penalties, for the period June 28, 2015 through December 31, 2019. We do not expect any similar adjustments beyond this period, given that proposed regulations, issued under section 267A of the Internal Revenue Code, will eliminate the deductibility of interest on this debt. We strongly disagree with the IRS position and will pursue all

Perrigo Company plc - Item 1A
Risk Factors

available administrative and judicial remedies. No payment of any amount related to the proposed adjustments is required to be made, if at all, until all applicable proceedings have been completed.

Following receipt of the draft NOPA, Perrigo provided the IRS with a detailed written response on September 20, 2019. That submission included an analysis by external advisors that supported the original interest rates as being consistent with arms’-length rates for comparable debt and explained why the exam team’s analyses and conclusions were both factually and legally misguided. Based on discussions with the IRS, we believed that IRS staff would take our submission into account and meet with us to discuss whether this issue could be resolved at the examination level. However, in the weeks following such discussions, IRS staff advised that they would not respond in detail to our September submission or negotiate the interest rate issue prior to issuing a final NOPA consistent with the draft NOPA. Accordingly, we expect to receive a final NOPA regarding this matter in or around mid-November 2019 that proposes substantially the same adjustments described in the draft NOPA.

We regularly assesses the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of its tax reserves. We believe that, based on a review of the relevant facts and circumstances, this matter will not result in a material impact on our consolidated financial position, results of operations or cash flows. However, while we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is ultimately resolved unfavorably it would have a material adverse impact on us, including on liquidity and capital resources. We will consider the financial statement impact of any additional facts as the same become available.

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

In addition, on October 31, 2018, we received an audit finding letter from Irish Revenue for the years under audit 2012-2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Assessment ("NoA") on November 29, 2018, which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636.0 million, not including interest or any applicable penalties. We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. As part of this strategy to pursue all available administrative and judicial avenues, Elan Pharma was, on February 25, 2019, granted leave by the Irish High Court to seek judicial review of the issuance of the NoA. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. The High Court has scheduled a hearing in this judicial review proceeding in April 2020, and we would expect a decision in this matter in the second half of 2020. If Perrigo is ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made, which could take up to, or more than, a year. No payment of any amount related to this assessment is required to be made, if at all, until all applicable proceedings have been completed, which could take a number of years. However, while we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is ultimately resolved unfavorably it would have a material adverse impact on us, including on liquidity and capital resources. If for any reason the judicial review proceedings are ultimately unsuccessful in establishing that Irish Revenue's issuance of the NoA breaches our legitimate expectations, Elan Pharma will reactivate its appeal to challenge the merits of the NoA before the Tax

Perrigo Company plc - Item 1A
Risk Factors

Appeals Commission.

In addition, going forward, uncertainty regarding the future outcome of tax disputes such as the NoA or NOPA may have an adverse impact on our financial condition and strategy, including our plan to separate our RX business.

At this time, we cannot predict the outcome of any audit or related litigation. Unfavorable developments in or resolutions of matters such as those discussed above could, individually or in the aggregate, have a material impact on our Condensed Consolidated Financial Statements in future periods (refer to Item 1. Note 13 for further information related to uncertain tax positions and ongoing tax audits and Item 1. Note 14 for further information related to legal proceedings).

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

10.1
Supplemental Waiver and Release Agreement by and between Perrigo Company plc and Ronald Winowiecki effective as of July 1, 2019 (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019).

10.2
Term Loan Credit Agreement by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2019).

10.3
Amendment No. 1, by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 16, 2019).

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

PERRIGO COMPANY PLC
(Registrant)

Date:	November 6, 2019	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 6, 2019	/s/ Raymond P. Silcock
Raymond P. Silcock
Chief Financial Officer
(Principal Accounting and Financial Officer)