Form 10-K
period 2019-12-31
PERRIGO Co plc
filed 2020-02-27
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
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
+353 1 7094000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, €0.001 par value	PRGO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	Yes	☐	No	☒
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on June 28, 2019 as reported on the New York Stock Exchange, was $6,477,490,316. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2020, the registrant had 136,126,977 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10-K
YEAR ENDED DECEMBER 31, 2019

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the timing, amount and cost of any share repurchases; future impairment charges; the success of management transition; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company's appeal of the Notice of Assessment ("NoA") issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) and the draft and final Notices of Proposed Adjustment ("NOPAs") issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceeding could have on operating results, cash flows and liquidity; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information and litigation relating to uncertain tax positions, including the NoA and NOPAs; potential impacts of ongoing or future government investigations and regulatory initiatives; potential costs and reputational impact of product recalls and sales halts; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions and the success of such transactions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts, and strategic and other initiatives. An adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. Statements regarding the separation of the RX business, including the expected benefits, anticipated timing, form of any such separation and whether the separation ultimately occurs, are all subject to various risks and uncertainties, including future financial and operating results, our ability to separate the business, the effect of existing interdependencies with our manufacturing and shared service operations, and the tax consequences of the planned separation to us or our shareholders. Furthermore, we may incur additional tax liabilities in respect of 2016 and prior years or be found to have breached certain provisions of Irish company law in connection with our restatement of our previously filed financial statements, which may result in additional expenses and penalties. These and other important factors, including those discussed in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

WHO WE ARE

We are dedicated to making lives better by bringing “Quality, Affordable Self-Care Products™” that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that enhance individual well-being by empowering consumers to proactively prevent or treat conditions that can be self-managed. We are also a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, gels, and nasal sprays. We are headquartered in Ireland and sell our products primarily in North America and Europe as well as in other markets around the world.

Our vision is designed to support our shifting focus to our consumer branded and store brand portfolio and our global reach and the opportunities for growth we see ahead of us, while remaining loyal to our heritage. Our vision represents an evolution from healthcare to self-care, which takes advantage of a massive global trend and opens up a large number of adjacent growth opportunities. We define self-care as not just treating disease or helping individuals feel better after taking a product, but also maintaining and enhancing their overall health and wellness. In 2019, Perrigo’s management and Board of Directors launched a three-year strategy to transform the Company into a consumer self-care leader, consistent with our vision. Significant progress was made in the first year of our transformation journey towards achieving the major components of management’s transformation strategy, which consists of: reconfiguring the portfolio, delivering on base plans, creating repeatable platforms for growth, driving organizational effectiveness and capabilities, increasing productivity, allocating capital and delivering consistent and sustainable results in line with consumer-packaged goods peers.

Perrigo Company plc - Item 1
Business Overview

Segments

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

•
Consumer Self-Care International ("CSCI"), formerly Consumer Healthcare International, comprises our branded consumer self-care business primarily in Europe and Australia, our consumer-focused business in the United Kingdom and parts of Asia, and our liquid licensed products business in the United Kingdom.

•
Prescription Pharmaceuticals ("RX") comprises our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel, which were previously in our CSCI segment.

We previously had two legacy segments, Specialty Sciences and Other, which contained our Tysabri® financial asset and active pharmaceutical ingredient ("API") businesses, respectively, which we divested. Following these divestitures, there were no substantial assets or operations left in either of these segments. Effective January 1, 2017, all expenses associated with our former Specialty Sciences segment were moved to unallocated expenses. Financial information related to our business segments can be found in Item 8. Note 20. Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

MAJOR DEVELOPMENTS IN OUR BUSINESS

Ranir Global Holdings, LLC Acquisition

On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir Global Holdings, LLC ("Ranir"), a privately-held company. After post-closing adjustments, the total cash consideration paid was $747.7 million, net of $11.5 million cash acquired.

Ranir is headquartered in Grand Rapids, Michigan, and is a leading global supplier of private label and branded oral self-care products. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions. Ranir operations will be reported in our CSCA and CSCI segments (refer to Item 8. Note 3).

Planned RX Separation

We previously announced a plan to separate our RX business, which, when completed, will enable us to focus on expanding our consumer-focused businesses. In 2019, we continued preparations related to our planned separation, which may include a possible sale, spin-off, merger or other form of separation. While we remain committed to transforming to a consumer-focused business, we have not committed to a specific date or form for the separation. In connection with the proposed separation, we have incurred significant preparation costs and will continue to incur costs that, when completed, will be in the range of $45.0 million to $80.0 million, excluding restructuring expenses and transaction costs, depending on the timing and final structure of the transaction.

Internal Revenue Service Notice of Proposed Adjustments

On August 22, 2019, we received a draft NOPA from the IRS with respect to our fiscal tax years ended June 28, 2014 and June 27, 2015, relating to the deductibility of interest on $7.5 billion in debts owed to Perrigo Company plc by Perrigo Company, a Michigan corporation and wholly-owned indirect subsidiary of Perrigo

Perrigo Company plc - Item 1
Business Overview

Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. The draft NOPA would cap the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum from the rates agreed to by the parties), on the stated ground that the loans were not negotiated on an arms'-length basis. As a result of the proposed interest rate reduction, the draft NOPA proposes a reduction in gross interest expense of approximately $480.0 million for fiscal years 2014 and 2015. If the IRS were to prevail in its proposed adjustment, we estimate an increase in tax expense for such fiscal years of approximately $170.0 million, excluding interest and penalties. In addition, we would expect the IRS to seek similar adjustments for the period from June 28, 2015 through December 31, 2019. If those further adjustments were sustained, based on our preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense would not exceed $200.0 million, excluding interest and penalties, for the period June 28, 2015 through December 31, 2019. We do not expect any similar adjustments beyond December 31, 2019 as proposed regulations, issued under section 267A of the Internal Revenue Code, would eliminate the deductibility of interest on this debt. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies. No payment of any amount related to the proposed adjustments is required to be made, if at all, until all applicable proceedings have been completed.

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, 2012 and 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena’s in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on our liquidity and capital resources.

Irish Tax Appeals Commission Notice of Amended Assessment

On October 30, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Amended Assessment ("NoA") on November 29, 2018, which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties.

We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. In connection with that, Elan Pharma was granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. The High Court has scheduled a hearing in this judicial review proceeding in April 2020, and we would expect a decision in this matter in the second half of 2020. If we are ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made. If for any reason the judicial review proceedings are ultimately unsuccessful in establishing that Irish Revenue's issuance of the NoA breaches our legitimate expectations, Elan Pharma will reactivate its appeal to challenge the merits of the NoA before the Tax Appeals Commission. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on our liquidity and capital resources.

Refer to Item 1A. Risk Factors - Tax Related Risks and Item 8. Note 15.

Perrigo Company plc - Item 1
Business Overview

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

Financial Asset

During the year ended December 31, 2017, we divested the Tysabri® financial asset to Royalty Pharma for $2.2 billion in upfront cash and up to $250.0 million and $400.0 million in milestone payments. We received the $250.0 million royalty payment on February 22, 2019. In order for us to receive the milestone payment related to 2020 of $400.0 million, the payments received by Royalty Pharma from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. The 2018 Royalty Pharma payments from Biogen for Tysabri® were $337.5 million.

We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $134.5 million as of December 31, 2017. Upon Tysabri® meeting the 2018 global net sales threshold we recorded a $170.1 million gain in Change in financial assets. The fair value of the milestone payment related to 2020 is $95.3 million as of December 31, 2019.

NEW PRODUCTS

We consider a product to be new if it (i) was reformulated, (ii) was a product line extension due to changes in characteristics such as strength, flavor, or color, (iii) had a change in product status from "prescription only" ("Rx") to OTC, (iv) was a new store brand or branded launch, (v) was provided in a new dosage form or (vi) was sold to a new geographic area with different regulatory authorities, in all cases, within 12 months prior to the end of the period for which net sales are being measured. During the year ended December 31, 2019, new product sales were $230.5 million.

CONSUMER SELF-CARE AMERICAS

Overview

The CSCA segment is focused primarily on the sale of store brand, self-care products in categories including upper respiratory, pain and sleep-aids, digestive health, nutrition, vitamins, minerals and supplements, healthy lifestyle, skincare and personal hygiene, and oral self-care in the U.S., Mexico, Canada, and South America. We are a leading provider of self-care products sold to consumers via store brands. Consumer awareness and knowledge of the quality and value that OTC store brand products represent continues to grow due to efforts made by store brand customers, retailers, and wholesalers to promote their own label programs. We also provide consumer self-care products under our own brands. During the year ended December 31, 2019, our CSCA segment represented approximately 51% of consolidated net sales.

The CSCA segment develops, manufactures, and markets store brand, self-care products that are comparable in quality and effectiveness to national brands. Store brand products must meet the same U.S. Food and Drug Administration ("FDA") requirements as national brands within the U.S. and the requirements of comparable regulatory bodies outside the U.S. In most instances our product packaging is designed to invite and reinforce comparison to national brand products, while communicating store brand value to consumers.

The cost of store brand products to retailers is significantly lower than that of comparable nationally advertised brand name products. Generally, retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by

Perrigo Company plc - Item 1
CSCA

receiving a high-quality product at a price below the comparable national brand product. As a result, our business model results in consumers saving money on their self-care needs.

We are dedicated to continuing to be the leader in developing and marketing new store brand products and have a research and development ("R&D") staff that we believe is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. In order to offer consumers product features or benefits that national brand companies do not offer, we have recently implemented a product development strategy to differentiate store brand products from national brands. Our R&D team also responds to changes in existing national brand products by reformulating existing products. For example, in the OTC pharmaceutical market, certain new products are the result of changes in product status from Rx to OTC. These “Rx-to-OTC switches” require FDA approval through a process initiated by the drug innovator. The drug innovator usually begins the process by filing a New Drug Application ("NDA"), which is often followed by a competitor filing an Abbreviated New Drug Application ("ANDA"). New drugs are also marketed through the FDA's OTC monograph process, which allows us to produce drugs that are generally recognized as safe and effective without pre-marketing approval. In the oral self-care category, we focus on creating products that are equivalent to the national brands, and also partner with our customers to create exclusive brands and differentiated products. We rely on both internal R&D and strategic product development agreements with outside sources to develop new products.

The CSCA segment also develops, manufactures, and distributes certain branded products, which are consistent with the segment's self-care strategy. Branded products sold under brand names include Prevacid®24HR, Good Sense®, Zephrex D®, ScarAway®, Plackers®, and Rembrandt®.

We manufacture a significant portion of our CSCA segment's products at our plants located in the U.S., Mexico, China, and Israel, and we source the remaining product materials from third parties. In addition, in order to maximize both our capacity and sales of proprietary formulas, we engage in contract manufacturing, which involves producing unique ANDAs and monograph products through partnerships with major pharmaceutical and direct-to-consumer companies.

We believe the increasing age of the global population, continued rising healthcare costs, and consumers who proactively prevent or treat conditions will drive the need for the enhanced value that our products provide to consumers. In addition, we believe that new products and products switching from Rx to OTC status (as described above) will continue to drive growth within the segment.

Recent Developments

•
On February 20, 2020, we entered into a definitive agreement to acquire the oral care assets of High Ridge Brands for cash of $113.0 million. The transaction is expected to close in the first quarter of 2020 subject to bankruptcy court approval in connection with High Ridge Brands’ Chapter 11 cases, as well as other customary closing conditions. This transaction, in combination with our existing children’s oral self-care portfolio, provides a new platform for disruptive product innovation in the form of exclusive store and value brand programs that challenge current national brand oral care offerings.

•
On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. The acquisition, which includes a portfolio of antibacterial toothbrush protectors, kids’ toothbrush protectors and tongue cleaners, complements our current portfolio of oral self-care products, and leverages our manufacturing and marketing platform. Operating results attributable to the products will be included in our CSCA segment. Total consideration paid was $24.7 million, subject to customary post-closing adjustments (refer to Item 8. Note 22).

•
On November 29, 2019, we acquired the branded OTC rights to Prevacid®24HR from GlaxoSmithKline for $61.5 million. The acquisition of Prevacid®24HR expands our U.S. OTC presence with a leading brand in our digestive health product category (refer to Item 8. Note 3).

Perrigo Company plc - Item 1
CSCA

•
During the three months ended September 28, 2019, after worldwide regulatory bodies announced that Ranitidine may potentially contain N-nitrosodimethylamine ("NDMA"), a known environmental contaminant, we promptly began testing our externally-sourced Ranitidine API and Ranitidine-based products. On October 8, 2019, we halted shipments of the product based upon preliminary results. Based on the totality of data gathered, we made the decision to conduct a voluntary retail market withdrawal, which resulted in a decrease in net sales of $7.4 million and a decrease in gross profit of $15.5 million in our CSCA segment.

•
On July 8, 2019, we completed the sale of our animal health business to PetIQ for cash consideration of $182.5 million, which resulted in a pre-tax gain of $71.7 million recorded in Other (income) expense, net on the Consolidated Statements of Operations (refer to Item 8. Note 3).

•
On July 1, 2019, we acquired Ranir, a privately-held leading global supplier of private label and branded oral self-care products, for $747.7 million. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions (refer to Item 8. Note 3).

•
On April 1, 2019, we purchased the ANDAs and other records and registrations of Budesonide Nasal Spray, a generic equivalent of Rhinocort Allergy® and Triamcinolone Nasal Spray, a generic equivalent of Nasacort Allergy®, from Barr Laboratories, Inc., a subsidiary of Teva Pharmaceuticals, for a total of $14.0 million in cash (refer to Item 8. Note 3).

Products

As we continue to transform to a consumer-focused, self-care company, we re-aligned our product categories as of December 31, 2019. The re-alignment standardizes our categories and product level detail to provide consistency across our consumer segments. This transformative step will optimize the way in which management reports and evaluates our business. Our CSCA segment offers products in the following categories:

Product Category	Description
Pain and sleep-aids	Products comprised of pain relievers, fever reducers and sleep-aids.
Upper respiratory	Products that relieve upper respiratory symptoms, including cough suppressants, expectorants, and sinus relief.
Digestive health	Products such as antacids, anti-diarrheal, and anti-heartburn that relieve symptoms associated with digestive issues.
Nutrition	Infant formulas and nutritional beverages.
Healthy lifestyle	Products that help consumers live a healthy lifestyle such as smoking cessation, diabetes care, and well-being products.
Skincare and personal hygiene	Products for the face and body such as dermatological care, scar management, lice treatment, and other products for various skin conditions.
Oral self-care	Products used for oral care, including toothbrushes, toothbrush replacement heads, floss, flossers, and whitening products.
Vitamins, minerals and supplements ("VMS")	Vitamins, minerals, and supplements.
Other	Diagnostic products and other miscellaneous self-care products.

Perrigo Company plc - Item 1
CSCA

The chart below reflects net sales by product category in the CSCA segment, which includes net sales from our OTC contract manufacturing business and our now-divested animal health business for the year ended December 31, 2019.

We launched several new CSCA products in the year ended December 31, 2019, most notably Loperamide Simethicone, Nicotine cherry ice mint mini lozenge, and a store brand infant formula launch at a major retailer. During the year ended December 31, 2019, new product sales in the CSCA segment were $36.2 million.

We, on our own or in conjunction with partners, received final FDA approval from U.S. health authorities for three new products within the CSCA segment in the year ended December 31, 2019, and as of December 31, 2019, we had three new product applications pending FDA approval.

Sales and Marketing

Our customers include major global, national, and regional retail drug, supermarket, and mass merchandise chains such as Walmart, Costco, CVS, Kroger, Target, Walgreens Boots Alliance, Dollar General, Sam’s Club, Topco, Rite Aid, and Amazon, and major wholesalers, including McKesson, Amerisource Bergen, and Cardinal Health.

We seek to establish customer loyalty through superior customer service by providing a comprehensive assortment of high quality, value-priced products; timely processing, shipment and delivery of orders; assistance in managing customer inventories; and support in managing and building the customer’s store brand business. The CSCA segment employs its own sales force to service larger customers and uses industry brokers for other customers. Field sales employees, with support from marketing and customer service, are assigned to specific customers in order to work most effectively with the customer. They assist customers by developing customized in-store marketing programs for customers' store brand products.

The primary objective of this store brand management approach is to enable our customers, retailers and wholesalers to increase sales and market share of their own store brand products by communicating store brand

Perrigo Company plc - Item 1
CSCA

quality and value to the consumer and by inviting comparison to national brand products. Our sales and marketing personnel assist customers in the development and introduction of new store brand products and in the promotion of customers’ existing store brand products by providing market information; establishing individualized promotions and marketing programs, which may include floor displays, bonus sizes, coupons, rebates, store signs, and promotional packs; and performing consumer research. As e-commerce continues to grow as a consumer channel for our products, we have developed resources, programs and tools to be a strategic marketing partner for our customers’ digital marketing efforts.

In contrast with national brand manufacturers, which incur considerable advertising and marketing expenditures targeted directly to the end user or consumer, the CSCA segment’s store brand primary marketing efforts are channeled through retailers and wholesalers and reach the consumer through our customers’ in-store marketing programs and our digital media programs. Because the retail profit margin for store brand products is generally higher than for national brand products, retailers and wholesalers often commit funds for additional promotions.

In addition to in-store marketing programs, our nutrition category markets directly to consumers and healthcare professionals.

Competition

The markets for our self-care products are highly competitive and differ for each product line and geographic region. Our primary competitors include manufacturers, such as Dr. Reddy's Labs, LNK International, Inc., PL Developments and Aurobindo, and brand-name pharmaceutical and consumer product companies, such as Johnson & Johnson, Procter & Gamble, Pfizer, Bayer AG, GSK, Abbott Nutrition, Philips, and Reckitt Benckiser. The various major categories of our CSCA business each have certain key competitors, such that a competitor generally does not compete across all product lines. However, some competitors do have larger sales volumes in certain of our categories. Additionally, national brand companies tend to have more resources committed to marketing their products and could in the future manufacture store brand versions of their products at lower prices than their national brand products. Competition is based on a variety of factors, including price, quality, assortment of products, customer service, marketing support, and approvals for new products (refer to Item 1A. Risk Factors - Operational Risks for additional information and risks associated with competition).

CONSUMER SELF-CARE INTERNATIONAL

Overview

The CSCI segment is comprised of our branded consumer self-care business primarily in Europe and Australia, and our consumer-focused business in the United Kingdom and parts of Asia. This segment also includes our United Kingdom liquid licensed products business. The CSCI segment develops, manufactures, markets, and distributes many well-known European consumer self-care brands in the upper respiratory, pain and sleep-aids, digestive health, vitamins, minerals and supplements, healthy lifestyle, skincare and personal hygiene, and oral self-care categories. The segment leverages its broad regulatory, sales, and distribution infrastructure to in-license and sell third-party brands and generic pharmaceutical products. The CSCI segment distributes these products through an extensive network of customers including pharmacies, wholesalers, drug and grocery store retailers, and para-pharmacies in more than 30 countries, primarily in Europe. Many CSCI products have market leading positions in the markets in which they compete. During the year ended December 31, 2019, the CSCI segment represented approximately 29% of consolidated net sales.

Through continued investment in R&D partnerships and new technologies, the CSCI segment strives to offer high quality self-care products that meet consumers' needs. Internal R&D, new product development, insourcing, acquisitions, and partnerships support the new product pipeline, both in terms of brand extensions and product improvements. In the U.K., R&D focuses on oral liquid formulations for the branded Rx products for which liquid formulations are not available, as well as the development of store brand products and products for the branded business. Additional R&D centers are located in France, Sweden, Austria, Belgium, China, the U.K., Germany, and Hong Kong. In the rest of Europe, most R&D is performed by external partners with oversight by our teams. The segment has seven plants dedicated to manufacturing certain of its products.

Perrigo Company plc - Item 1
CSCI

The CSCI segment primarily focuses on building local and regional brands. In many markets outside of the U.S., a brand marketing strategy can be more effective than a store brand strategy due to the absence of mass merchandisers and large-scale pharmacy chains. Additionally, the inconsistent application of the centralized regulatory environment within Europe adds to the complexity of obtaining approvals for products in these markets.

While the CSCI segment sells over 200 brands, both on its own and through third parties, it focuses its resources on its "Focus brands", which are selected on the basis of their current sales and growth potential in the self-care market. Additional resources are allocated to these focus brands to strengthen their market position in high opportunity profit categories.

Recent Developments

•
During the three months ended December 31, 2019, following commercial launch delays relating to certain pain relief products that we licensed from a third party, the licensor determined that it would not extend the license agreement upon expiration. As a result, we recorded an asset impairment of $9.7 million relating to this license, which we had reported as a definite-lived intangible asset (refer to Item 8. Note 4 and Note 7).

•
During the three months ended September 28, 2019, after worldwide regulatory bodies announced that Ranitidine may potentially contain NDMA, a known environmental contaminant, we promptly began testing our externally sourced Ranitidine API and Ranitidine-based products. On October 8, 2019, we halted shipments of the product based upon preliminary results. Based on the totality of data gathered, we made the decision to conduct a voluntary retail market withdrawal, which resulted in a decrease in net sales of $1.8 million and a decrease in gross profit of $2.9 million in our CSCI segment.

•
On July 1, 2019, we acquired Ranir, a privately-held leading global supplier of private label and branded oral self-care products, for $747.7 million. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions. Ranir's non-U.S. operations are located primarily in the United Kingdom, France, Germany, and China (refer to Item 8. Note 3).

Products

As we continue to transform to a consumer-focused, self-care company, we re-aligned our product categories as of December 31, 2019. The re-alignment standardizes our categories and product level detail to provide consistency across our consumer segments. This transformative step will optimize the way in which management reports and evaluates our business. Our CSCI segment offers products and focus brands in the following categories:

Perrigo Company plc - Item 1
CSCI

Product Category	Description	Focus Brands
Pain and sleep-aids	Products comprised of pain relievers, fever reducers and sleep-aids.	Solpadeine® Nytol®
Upper respiratory	Products that relieve upper respiratory symptoms, including cough suppressants, expectorants, and sinus relief.	Bittner® Bronchenolo®/Bronchostop® Physiomer® Phytosun® Coldrex® Prevalin®/Beconase®
Digestive health	Products such as antacids, anti-diarrheal, and anti-heartburn that relieve symptoms associated with digestive issues.
Healthy lifestyle	Products that help consumers live a healthy lifestyle such as smoking cessation, weight management, diabetes care, and well-being products.	Niquitin® XLS (Medical)® Yokebe®
Skincare and personal hygiene	Products for the face and body such as dermatological care, sun protection, scar management, lice treatment, insect repellents, and other products for various skin conditions.	ACO® Biodermal® Canoderm® Dermalex® Lactacyd® Wartner® Jungle Formula® Paranix® Pencivir®
Oral self-care	Products used for oral care, including toothbrushes, toothbrush replacement heads, floss, flossers, and whitening products.	Plackers®
Vitamins, minerals and supplements ("VMS")	Vitamins, minerals, and supplements.	Abtei® Arterin® Davitamon® Granufink®
Other	Diagnostic products and other miscellaneous self-care products.

The chart below reflects net sales by product category in the CSCI segment for the year ended December 31, 2019.

Perrigo Company plc - Item 1
CSCI

We launched a number of new CSCI products in the year ended December 31, 2019, most notably XLS-Medical Forte 5, Phytosun® Aroms Organic essential oils, and ACO® brands in the healthy lifestyle, upper respiratory, and skincare and personal hygiene categories, respectively. During the year ended December 31, 2019, new product sales in the CSCI segment were $108.0 million.

The CSCI segment has more than 150 strategic new products across all product categories in development, with each of its Focus brands having a five-year innovation master plan.

Sales and Marketing

Our products, including products from the Ranir acquisition, are sold to customers including pharmacies, drug stores, and grocery stores located primarily in Europe, such as Walgreens Boots Alliance, McKesson, AS Watson, Tesco, ASDA-Walmart, DM, and Carrefour. The CSCI segment sells its products primarily through an established pharmacy sales force to an extensive network of individual pharmacists. Our sales representatives visit pharmacists frequently, ensuring strong in-store visibility of our brands and facilitating pharmacist education programs. Our sales, marketing, and regulatory teams use training/merchandising teams who work in conjunction with local sales representatives to improve our brands' presence and recognition. We seek to attract key talent from leading OTC, Fast Moving Consumer Goods ("FMCG"), and retailer companies to build strong local teams throughout the countries in which the CSCI segment operates.

While CSCI products have a higher average gross margin than products sold in the CSCA segment, selling expenses are significantly higher due to the sales force mentioned above, as well as broadcast advertising and point-of-sale promotional spending to enhance brand equity. Key marketing communication tools for the CSCI segment include television and digital commercials, consumer leaflets, product websites, and targeted promotional campaigns.

Competition

The competitive landscape of the European consumer products market, in the categories in which we compete, is highly fragmented, as local companies often hold leadership positions in individual product segments in particular countries. As a result, the relevant competition in each of the CSCI segment's markets is both local and global. Competitors include GSK, Sanofi, Bayer, Johnson & Johnson, Reckitt Benckiser, Teva, Mylan, Stada, Novartis, Zentiva, and Procter & Gamble, as well as additional regional competitors. We believe our key advantage lies in our unique combination of best practices in sales, marketing, and product development (refer to Item 1A. Risk Factors - Operational Risks for additional information and risks associated with competition).

PRESCRIPTION PHARMACEUTICALS

Overview

The RX segment develops, manufactures, and markets a portfolio of generic prescription drugs primarily for sale in the U.S. We define this portfolio as predominantly "extended topicals", as it encompasses a broad array of dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, and solutions. The portfolio also includes select controlled substances, injectables, hormones, oral solid dosage forms, and oral liquid formulations. During the year ended December 31, 2019, the RX segment represented approximately 20% of consolidated net sales.

In addition to extended topical products, which are the focus of our development efforts, our current development areas include other delivery systems such as oral liquids, metered dose inhalers, injectables, and transdermal products, some of which we are developing with third parties. Our other areas of expertise include our production capabilities for controlled substances and hormonal products. Our R&D efforts focus on complex formulations, many of which require costly or complex clinical trials.

We manufacture our topical and oral products in the U.S. and Israel, and also source from various FDA-approved third parties. RX products are manufactured, labeled, and packaged in facilities that comply with strict FDA regulatory standards.

Perrigo Company plc - Item 1
RX

We actively collaborate with other pharmaceutical companies to develop, manufacture, and market certain products or groups of products. These types of collaboration agreements are common in the pharmaceutical industry. We may choose to enter into these types of agreements to, among other things, leverage our or our collaborators' R&D and manufacturing expertise, or utilize our extensive marketing and distribution resources (refer to Item 8. Note 2 for more information regarding our method for recognizing revenue and expenses related to collaboration agreements, as well as Item 8. Note 18 for more information regarding our collaboration agreements).

Recent Trends and Developments

•
Although pricing pressure is showing some signs of moderation, during 2019 we continued to experience a significant year-over-year reduction in pricing in our RX segment due to competitive pressure. We expect softness in pricing to continue to impact the segment for the foreseeable future.

•
On February 24, 2020, along with our partner Catalent Pharma Solutions, we received approval from the FDA on our abbreviated new drug application for generic albuterol sulfate inhalation aerosol, the first AB-rated generic version of ProAir® HFA. Shortly after approval, we launched with limited commercial quantities and anticipate that we will be in a position to provide a steady supply of this product by the fourth quarter of 2020.

•
During the three months ended December 31, 2019, we tested our RX U.S. reporting unit for impairment. The impairment indicators related to a combination of industry and market factors that led to reduced projections of future cash flows. We determined the reporting unit was impaired and recorded an impairment charge of $109.2 million (refer to Item 8. Note 4 and Note 7).

•
During the three months ended December 31, 2019, we identified impairment indicators on a definite-lived intangible asset related to our clindamycin and benzoyl peroxide topical gel (generic equivalent to Benzaclin®). Increases in competition caused price erosion that lowered our long-range revenue forecast, which indicated the asset was no longer recoverable and was partially impaired. We recorded an asset impairment of $21.2 million (refer to Item 8. Note 4 and Note 7).

•
On July 2, 2019, we purchased the ANDA for a generic gel product for $49.0 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019 (refer to Item 8. Note 3).

•
During the three months ended September 28, 2019, we identified impairment indicators related to our Evamist® branded product, which is a definite-lived intangible asset. The indicators related to a decline in sales volume and a corresponding reduction in our long-range revenue forecast. We recorded an asset impairment of $10.8 million (refer to Item 8. Note 4 and Note 7).

•
On May 17, 2019, we purchased the ANDA for a generic product used to relieve pain for $15.7 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019 (refer to Item 8. Note 3).

•
During the three months ended June 29, 2019, we identified impairment indicators for a certain definite-lived asset related to changes in pricing and competition in the market, which lowered the projected cash flows we expect to generate from the asset. We recorded an asset impairment of $27.8 million (refer to Item 8. Note 4 and Note 7).

Perrigo Company plc - Item 1
RX

Products

Listed below are some of the generic prescription products, including authorized generic products, that we manufacture and/or distribute:

Generic Name (1)	Comparative Brand-Name Drug
Acyclovir cream	Zovirax®
Alogliptin tabs	Nesina®
Bacitracin ophthalmic ointment	N/A
Betamethasone calcipotriene ointment	Taclonex®
Clindamycin phosphate topical	Cleocin T®
Erythromycin ophthalmic ointment	N/A
Hydrocortisone pramoxine cream	Pramosone®
Ketoconazole shampoo	Nizoral®
Mesalamine rectal	Rowasa®
Permethrin cream	Elimite®
Tacrolimus	Protopic®
Testosterone 1.62% gel	Androgel®
Testosterone cypionate injection	Depo®, Testosterone
Tretinoin cream and gel	Retin-A®
Triamcinolone cream/ointment	Triderm™/Kenalog™

(1)    Contains the same active ingredients present in the same dosage form as the comparable brand-name drug

We launched a number of new RX products in the year ended December 31, 2019, most notably Acyclovir cream (generic equivalent to Zovirax® cream), Diclofenac Gel 1% (generic equivalent to Voltaren® Gel), Metronidazole Gel 0.75% (generic equivalent to MetroGel-Vaginal®), and relaunched the Scopolamine Patch. During the year ended December 31, 2019, new product sales in the RX segment were $86.3 million.

During the year ended December 31, 2019, we, on our own or in collaboration with partners, received final approval from FDA health authorities for seven Rx drug applications, and as of December 31, 2019, we had 26 Rx drug applications pending approval.

Sales and Marketing

Our customers include sourcing groups such as Red Oak, WBAD and ClarusONE, major wholesalers, national and regional retail drug, supermarket and mass merchandise chains, hospitals, and pharmacies.

Competition

The market for RX products is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching their own generic version of their branded products (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations, and manufacturers of therapeutically similar drugs. Among our generic drug manufacturer competitors are Sandoz Inc., Taro Pharmaceuticals, Mylan, Teva Pharmaceutical Industries Ltd., Glenmark Generics Inc., Akorn, and Lupin.

We believe that one of our primary competitive advantages is our ability to introduce difficult to develop and/or manufacture topical generic versions to brand-name drug products. Generally, these products are exposed to less competition due to the more complex and expensive development, clinical trial, and approval processes. In addition, we believe we have a favorable competitive position due primarily to our efficient distribution systems, topical production economies of scale, customer service, and overall reputation for high quality products (refer to Item 1A. Risk Factors - Operational Risks for more information and risks associated with competition).

Perrigo Company plc - Item 1

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

Trademarks, Patents and Licensing Agreements

While we own certain trademarks and patents, neither our business as a whole, nor any of our segments, is materially dependent upon our ownership of any one trademark, or patent, or group of trademarks or patents.

Materials Sourcing

Affordable, high-quality raw materials and packaging components are essential to all of our business units due to the nature of the products we manufacture. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials and product delivery systems may be more limited, as they are available from one or only a few suppliers and may require extensive compatibility testing before we can use them. We have been purchasing an increasing number of components and select finished goods rather than manufacturing them because of the availability of goods, economic reasons, temporary production limitations, FDA restrictions, sale of our API businesses, and other factors.

Historically, we have been able to react effectively, yet not always immediately, to situations that require alternate sourcing. Should such alternate sourcing be necessary, FDA requirements placed on products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate source and adversely affect financial results. We believe we have good, cooperative working relationships with substantially all of our suppliers and have historically been able to capitalize on economies of scale in the purchase of materials and supplies due to our volume of purchases (refer to Item 1A. Risk Factors - Operational Risks for risks associated with materials sourcing).

Manufacturing and Distribution

Our primary manufacturing facilities are in the U.S. We also have manufacturing facilities in the U.K., Belgium, France, Germany, Austria, Israel, Mexico, China, and Australia, along with a joint venture in China (refer to Item 1A. Risk Factors - Operational Risks for risks associated with our manufacturing facilities). We supplement our production capabilities with the purchase of products from outside sources. The capacity of some facilities may be fully utilized at certain times for various reasons, such as customer demand, the seasonality of certain product categories, and new product launches. We may utilize available capacity by performing contract manufacturing for other companies. We have logistics facilities in the U.S., Israel, Mexico, Australia, and numerous locations throughout Europe. We use contract freight and common carriers to deliver our products.

Significant Customers

Our primary customer base aligns with the concentration of large drug retailers in the current global retail drug industry marketplace. Walmart is our largest customer and accounted for the following percentage of consolidated net sales:

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
13.0%	12.8%	13.0%

Sales to Walmart are primarily in the CSCA segment. In addition, while no other customer individually comprises more than 10% of net sales, we do have other significant customers. The next five largest customers represent 25% of net sales in 2019. The loss of several of these customers could be material. We believe we generally have good relationships with all our customers (refer to Item 1A. Risk Factors - Operational Risks for risks associated with customers).

Perrigo Company plc - Item 1

Environmental

Our facilities and operations are subject to various environmental laws and regulations. We undergo periodic internal audits relating to environmental, health and safety requirements in order to maintain compliance with applicable laws and regulations in each of the jurisdictions in which we operate. We have made, and continue to make, expenditures necessary to comply with applicable environmental laws; however, we do not believe that the costs for complying with such laws and regulations have been or will be material to our business. We do not have any material remediation liabilities outstanding.

While we believe that climate change could present risks to our business, including increased operating costs due to additional regulatory requirements, physical risks to our facilities, water limitations, and disruptions to our supply chain, we do not believe these risks are material to our business in the near term.

Corporate Social Responsibility

We are committed to doing business in an ethical manner. We have a long history of environmentally sound and efficient operations, safe and healthy working conditions, and active participation in the communities where we are located. As reflected in our Corporate Social Responsibility ("CSR") Report available on our website, we remain committed to:

•	Providing "Quality, Affordable Self-Care Products™";

•	Environmental stewardship;

•	Employee diversity, health and well-being;

•	Community engagement; and

•	Human rights.

GOVERNMENT REGULATION AND PRICING

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising, and sale of our products are subject to regulation by a variety of agencies in the localities in which our products are sold. In addition, we manufacture and market certain of our products in accordance with standards set by various organizations. We believe that our policies, operations, and products comply in all material respects with existing regulations to which we are subject (refer to Item 1A. Risk Factors - Operational Risks for related risks).

United States Regulation

U.S. Food and Drug Administration

The FDA has jurisdiction over our Rx, OTC drug products, API, and Infant Formula. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage, distribution, and promotion of these products. We are committed to consistently providing our customers with high quality products that adhere to "current Good Manufacturing Practices" ("cGMP") regulations promulgated by the FDA.

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

Perrigo Company plc - Item 1
Regulation

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

The FDA Reauthorization Act of 2017 created a pathway by which the FDA may, at the request of an applicant, designate a drug with “inadequate generic competition” as a Competitive Generic Therapy ("CGT"). At the request of the applicant, the FDA may expedite the development and review of an ANDA for a drug designated as a CGT. The first approved application for a drug with a CGT designation for which there are no unexpired patents or exclusivities listed in the Orange Book at the time of original submission of the ANDA may be eligible for 180 days of generic exclusivity.

Active Pharmaceutical Ingredients

Third parties develop and manufacture APIs for use in certain of our pharmaceutical products that are sold in the U.S. and other global markets. API manufacturers typically submit a drug master file to the regulatory authority that provides the proprietary information related to the manufacturing process. The FDA inspects the manufacturing facilities to assess cGMP compliance, and the facilities and procedures must be cGMP compliant

Perrigo Company plc - Item 1
Regulation

before API may be exported to the U.S.

Infant Formula

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

U.S. Environmental Protection Agency

The U.S. Environmental Protection Agency ("EPA") is the main regulatory body in the United States governing environmental regulation. Laws administered by the EPA, often in partnership with state agencies, include but are not limited to the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation and Liability Act; and the Federal Insecticide, Fungicide, and Rodenticide Act.

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

Federal Healthcare Programs and Drug Pricing Regulation

Within the U.S., government healthcare insurance and welfare programs such as the Medicare and Medicaid programs are important third party payers for patients who take our products. These programs include several indirect forms of price regulation applicable to our drug products as a condition for coverage and/or payment for our products and also regulate the amount that pharmacies and other healthcare providers will be paid for our products. Specifically, U.S. law requires that a pharmaceutical manufacturer, as a condition of having federal funds being made available for the manufacturer’s drugs under Medicaid and Medicare Part B, enter into three government pricing program agreements: (i) a Medicaid rebate agreement with the Secretary of Health and Human Services (“HHS”) to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program; (ii) a 340B program agreement with the Secretary of HHS to provide discounts to certain “covered entity” safety net healthcare providers; and (iii) a Master Agreement with the Department of Veterans Affairs (the "VA") under which discounts are available for purchases by federal agencies. We have such agreements in effect.

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

Under the Medicaid rebate program, the minimum rebate amounts due are as follows: (i) for noninnovator products, in general generic drugs marketed under ANDAs, the rebate amount is 13% of the AMP for the quarter; and (ii) for innovator products, in general brand-name products marketed under NDAs, the rebate amount is the greater of 23.1% of the AMP for the quarter or the difference between such AMP and the BP for that same quarter. Manufacturers also pay an “additional rebate" on both innovator and noninnovator drugs where price increases since launch have outpaced inflation. Beginning with the first quarter of 2017, an additional rebate is due for noninnovator products, which is calculated somewhat differently from the innovator product additional rebate, but likewise generally applies where and to the extent that a manufacturer’s AMP increases faster than the rate of inflation.

CMS issued a final regulation, generally effective April 1, 2016, to implement changes to the Medicaid rebate program under the 2010 health reform legislation (“Health Reform Law”) and otherwise to provide program guidance. In addition to guidance concerning rebate program administration matters, the regulation also addressed

Perrigo Company plc - Item 1
Regulation

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

Master Agreement with the Department of Veterans Affairs

U.S. law also requires any company that participates in the Medicaid rebate program and Medicare Part B and that wants its covered drugs paid for by certain federal agencies and grantees to enter into a Master Agreement with the VA. Under the Master Agreement, the company must offer its prescription innovator drugs for procurement under the Federal Supply Schedule (“FSS”) contracting program, and must charge certain agencies (the VA, Department of Defense, Public Health Service and Coast Guard) no more than a statutory Federal Ceiling Price (“FCP”). The FCP is calculated based on Non-Federal Average Manufacturer Price data we submit to the VA. FSS contracts include extensive disclosure and certification requirements and standard government terms and conditions with which we must comply. Products sold to the government under an FSS contract must comply with the requirements of the Trade Agreements regarding the allowable countries where a product is manufactured or “substantially transformed". Consistent with the VA’s interpretation of the Master Agreement, we have also entered into an agreement to pay rebates on innovator drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.

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

Other Price Regulation and State Regulation

In addition to these technical government pricing regulation programs, drug pricing has come under increasing public scrutiny arising out of general concerns about high drug costs or price increases, and transparency of pricing and discounting practices within the pharmaceutical distribution system. Congress is considering various amendments to federal drug pricing laws, as well as new forms of pricing regulation. Several states have enacted laws that, among other things, require manufacturers to report information concerning

Perrigo Company plc - Item 1
Regulation

pharmaceutical pricing or marketing practices or to provide advance notice of price actions or applications for regulatory approvals to certain entities (refer to Item 1A. Risk Factors - Operational Risks for risks related to the above-mentioned programs).

Other U.S. Regulations and Organizations

We are subject to various other federal, state, non-governmental, and local agency rules and regulations. Compliance with the laws and regulations regarding the manufacture and sale of our current products and the discovery, development, and introduction of new products requires substantial effort, expense and capital investment. Other regulatory agencies, organizations, legislation, regulations and laws that may impact our business include, but are not limited to:

•
Physician Payment Sunshine Act and Similar State Laws - This act and similar state laws require certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payment database and public reporting of the payment data.

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

•
California Safe Drinking Water and Toxic Enforcement Act ("Prop 65") - Prop 65 is a toxic right-to-know warnings law that allows the state attorney general and private enforcers to sue on behalf of the public claiming the products in question sold in California violate the law by exposing consumers to chemicals in levels above those allowed by regulation without carrying warnings.

Perrigo Company plc - Item 1
Regulation

•
Other State Agencies - We are subject to regulation by numerous other state health departments, insurance departments, boards of pharmacy, state controlled substance agencies, state consumer health and safety regulations, and other comparable state agencies, each of which have license requirements and fees that vary by state.

Regulation Outside the U.S.

We develop and manufacture products and market third-party manufactured products in regions outside the U.S., including Europe, Israel, Canada, Mexico, Australia, countries in Asia, South America, and the Middle East, each of which has its own regulatory environment. The majority of our sales outside the U.S. are in the following categories: OTC/Rx pharmaceuticals, infant formulas, medical devices, dietary supplements, cosmetics, and oral self-care products. Other regulatory agencies, organizations and legislation that may impact our business include, but are not limited to:

•
Privacy Regulations - We are subject to numerous global laws and regulations designed to protect personal data, such as the European Union General Data Protection Regulation (“GDPR”). The GDPR introduced more stringent data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The GDPR increased our responsibility and potential liability in relation to personal data that we process, and we have put in place additional mechanisms to comply with the GDPR.

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

•
Rules and Regulations Infant Formula - Outside of the U.S., country-specific regulations define the requirements that we must comply with regarding the manufacturing, testing, labeling, packaging, storage, distribution, and promotion of infant formula. We are subject to ongoing periodic inspection through these complex regulations, including by the FDA and other regulatory agencies such as the Canadian Food Inspection Agency ("CFIA").

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

Perrigo Company plc - Item 1
Regulation

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
In 2011, it was first proposed that the EU Member States had to transition to the European Falsified Medicines Directive (the “Directive”). The Directive was subsequently written into national law on January 2, 2013. The Directive made reference to a Delegated Act (the Delegated Act lists the detailed requirements for manufacturers). The Delegated Act was finalized and published in February 2017, and it provided for a two-year implementation period. As of February 2019, we are in compliance with the Delegated Act. The provisions of the Directive are intended to reduce the risk of counterfeit medicines entering the supply chain and also to ensure the quality of API manufactured outside of the EU. The Directive required the serialization of all Rx and some OTC products, similar to the DSCSA in the U.S.
In the EU, member states regulate the pricing of prescription medicinal products, and in some cases, the formulation and dosing of products. This regulation is handled by individual member state national health services. These individual regulatory bodies can result in considerable price differences and product availability among member states. The implementation of tendering systems for the pricing of pharmaceuticals in several countries generally impacts drug pricing for generics; generally, “tendering” refers to a system that requires bids to be submitted to the government by competing manufacturers to be the exclusive, or one of a few, suppliers of a product in a particular country.
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

Medical Devices

The EU has enacted into law numerous directives and adopted many harmonizing standards pertaining to a wide range of industrial products, including medical devices. Medical devices that comply with the requirements of

Perrigo Company plc - Item 1
Regulation

applicable directives are entitled to bear the CE marking of conformity, which indicates that the device conforms to the applicable requirements of the directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an organization accredited by a member state. Assessment by a Notified Body includes an audit of the manufacturer’s quality system and may also include specific testing of the product. This assessment is a prerequisite for a manufacturer to commercially distribute the product throughout the EU. On May 25, 2017, the EU’s Medical Device Regulation (the “MDR”) became effective, with a three year transitional period until full application. All Class I (low risk) medical devices need to comply with the MDR by May 26, 2020, and all medical devices sold in the EU will need to be approved under the MDR by May 26, 2024. Notified Bodies, which are organizations accredited by a member state, can continue to approve medical devices under the existing Medical Device Directives (the “MDDs”) until May 26, 2020. Beginning on May 27, 2020, Notified Bodies will no longer be able to approve new medical devices under the MDDs or approve notifications of “substantial” design changes, including changes to labeling/packaging, changes to the manufacturing process, or the addition of new features and functionality, to medical devices that were approved under the MDDs.

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

General Product Safety Directive

The General Product Safety Directive (2001/95/EC) complements sector-specific legislation such as rules that apply to electrical and electronic goods, chemicals, and other specific product groups. Together, the General Product Safety Directive and sector specific legislation ensure the safety and traceability of products in the market (other than pharmaceuticals, medical devices, and food which are regulated under separate legislation). If our products fail to meet the General Product Safety Directive, we may incur fines.

Employees

As of December 31, 2019, we had approximately 11,200 full-time and temporary employees worldwide, of which approximately 18% were covered by collective bargaining agreements. We consider our employee relations generally good.

Perrigo Company plc - Item 1

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

Operational Risks

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

•
As a manufacturer of generic versions of brand-name drugs through our CSCA and RX segments, we experience competition from brand-name drug companies that may try to prevent, discourage or delay the use of generic versions through various measures, including introduction of new branded products, legislative initiatives, changing dosage forms or dosing regimens, regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions, and negative publicity prior to introduction of a generic product. In addition, brand-name competitors may lower their prices to compete with generic products, increase advertising, or launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time the first generic product is launched, depriving the generic product of potential market exclusivity.

•
Our CSCA and RX segments may experience increased price competition as other generic companies produce the same product, sometimes for dramatically lower margins in order to gain market share. Other companies may introduce new drugs and/or drug delivery techniques that make our current products less desirable. A drug may be subject to competition from alternative therapies during the period of patent protection or regulatory exclusivity, and thereafter, we may be subject to further competition from generic products and OTC pharmaceuticals or biosimilars.

•
We develop and distribute branded products through our CSCA and CSCI segments. We experience competition from other brand-name companies, many of which are larger and have more resources to devote to advertising and marketing. These direct competitors may be able to adapt more quickly to changes in customer requirements. Our current and future competitors may develop products comparable or superior to those offered by us at more competitive prices.

•
Our CSCA and RX segments also experience competition from generic drug manufacturers, some of whom are significantly larger than we are, who may develop their products more rapidly or complete regulatory approval processes sooner, or may market their products earlier than we do.

Perrigo Company plc - Item 1A
Risk Factors

If we do not continue to develop, manufacture, and market innovative products, introduce new line extensions, or expand into adjacent categories that meet customer demands, we may lose market share and our net sales may be negatively impacted.

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

•
We must prove that the regulated generic drug products in our CSCA and RX segments are bioequivalent to their branded counterparts, which may require bioequivalence studies, and in the case of topical products, even more extensive clinical endpoint trials to demonstrate their efficacy. The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly, and subject to a high degree of business risk. Products currently under development may require re-design to meet evolving FDA standards, may not perform as expected, may not pass required bioequivalence studies, or may be the subject of intellectual property challenges. Necessary regulatory approvals may not be obtained in a timely manner, if at all. Any of these events may negatively impact our net sales.

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

Our CSCA and CSCI segments are impacted by changes in consumer preferences. If we are unable to adapt to these changes, we may lose market share and our net sales may be negatively impacted.

Consumer preferences related to health and nutritional concerns may change, which could negatively impact demand for our CSCA and CSCI products or cause us to incur additional costs to change our products or product packaging.

•
The future growth and stability of U.S. store brand market share can be impacted, in part, by general economic conditions, which can influence consumers to switch to and from store brand products. Our CSCA segment sales could be negatively affected if economic conditions improve and consumers return to purchasing higher-priced brand-name products. Conversely, while store brand products present an alternative to higher-priced branded products, if economic conditions deteriorate, our CSCA segment sales could be negatively impacted if consumers forgo obtaining healthcare or reduce their healthcare spending.

•
Our CSCI segment's success is dependent on the continued growth in demand for its healthy lifestyle products, which includes products for weight management and well-being and smoking cessation. If demand for products in this category decreases, our CSCI segment's results of operations would be negatively impacted.

•
Our CSCA customers may request changes in packaging to meet consumer demands, which could cause us to incur inventory obsolescence charges and redesign costs, which in turn would negatively impact our CSCA segment's results of operations.

Perrigo Company plc - Item 1A
Risk Factors

•
Our nutritional product category within our CSCA segment is subject to changing consumer preferences and health and nutrition-related concerns. Our business depends, in part, on consumer preferences and choices, including the number of mothers who choose to use infant formula products rather than breastfeed their babies. To the extent that private, public, and government sources may promote the benefits of breastfeeding over the use of infant formula, there could be a reduced demand for infant formula products. We could also be adversely impacted by an increase in the number of families that are provided with infant formula by the U.S. federal government through the Women, Infants and Children program, as we do not participate in this program.

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

•
In the U.S., the DSCSA requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which is being implemented incrementally over a 10-year period beginning on January 1, 2015, for manufacturers, wholesale distributors, and re-packagers, and on July 1, 2015 for dispensers. Compliance with the U.S. electronic pedigree requirements has and will continue to increase our operational expenses and impose significant administrative burdens.

•
The European Commission passed legislation requiring new product packaging ‘safety features’ to prevent falsification of medicinal products primarily within the prescription medicines sector. All marketing authorization holders in the EU member states and EEA members Norway, Iceland, Liechtenstein and Switzerland were required to introduce the necessary changes by February 9, 2019 (or risk forfeiting their product licenses). However, manufacturers based out of Greece, Belgium and Italy have an extended timeline until February 9, 2025 to implement the serialization guidelines as they already feature similar requirements on their current drug packages. Compliance with the EU electronic pedigree requirements has and will continue to increase our operational expenses and impose significant administrative burdens.

•
Global regulatory agencies highly scrutinize any product application submitted to switch a product from physician prescribed Rx to unsupervised OTC use by the general public. The expansion of Rx-to-OTC

Perrigo Company plc - Item 1A
Risk Factors

switches is critical to our future growth. Reluctance of regulatory agencies to approve Rx-to-OTC switches in new product categories could impact that growth. Further, regulatory agencies can reassess the terms of OTC classification if they perceive a shift in the previously assessed benefit/risk profile. Any such reassessment may lead to OTC products reverting to prescription.

•
Our infant formula products may be subject to barriers or sanctions imposed by countries or international organizations limiting international trade and dictating the specific content of infant formula products. Governments could enhance regulations on the industry aimed at ensuring the safety and quality of dairy products, including but not limited to, compulsory batch-by-batch inspection and testing for additional safety and quality issues. Such inspections and testing may increase our operating costs related to infant formula products.

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

•
Complying with the legislative framework for cosmetics and food supplements in the EU remains challenging as a result of changing EU regulations, diverging national regulations from EU regulations, and diverging regulations between EU member states. If our products fail to meet the applicable EU and/or national regulations, then we may not meet our projected growth targets and/or incur fines and penalties.

•
Beginning on May 26, 2024, all medical devices sold in the EU will need to be approved under the MDR. Only notified bodies that have been designated under the MDR can carry out conformity assessment procedures, and only for certain types of devices listed by the product codes in their designation. This designation process is a lengthy and costly process, resulting in a shortage of certified notified bodies. If we fail to secure a notified body certified under MDR, this will impact our ability to keep our medical devices in the EU market. Without required approval for our medical devices under MDR, we are not permitted to sell such medical devices in the EU.

•
Our operations extend to numerous countries outside the U.S. and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include compliance with a variety of national and local laws of countries in which we do business, such as restrictions on the import and export of certain intermediates, drugs, technologies and marking of the country of origin on products imported to the U.S. We must also comply with a variety of U.S. laws related to doing business outside of the U.S., including but not limited to, Office of Foreign Asset Controls; United Nations and EU sanctions; the Iran Threat Reduction and Syria Human Rights Act of 2012; rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and regulations enforced by the U.S. Customs and Border Patrol. Further changes in laws, regulations, and practices affecting the pharmaceutical industry and the healthcare system, including imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare, may affect our business and operations.

Perrigo Company plc - Item 1A
Risk Factors

Continuing healthcare reforms and related changes to reimbursement methods in and outside of the United States may have an adverse effect on our financial condition and results of operations.

Increasing healthcare expenditures have received considerable public attention in many of the countries in which we operate. In the U.S., government programs such as Medicare and Medicaid, as well as private insurers, have been focused on cost containment. In some markets in the EU and outside the U.S., the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. Both private and governmental entities are seeking ways to reduce or contain healthcare costs. For example, the proposed Affordable Drug Manufacturing Act would create a new office within the U.S. Department of Health and Human Services tasked with manufacturing certain generic drugs to be offered directly to consumers. It is unclear if this proposed legislation will be enacted, but these or similar legislative or regulatory efforts could place further pricing pressure on our products and could negatively impact our results of operations.

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

•
Because many of our products may be subject to Medicaid FULs or CMS’s Medicaid “actual acquisition cost” payment methodology standard, our products may be subject to reimbursement pressures, and in some cases, those pressures may result from practices outside of our control, including how our competitors price their equivalent products. States are continuing to evaluate their payment methods, and we cannot predict how the FUL or state payment methodologies will affect our pharmacy customers or to what extent these customers may seek additional discounts in light of reimbursement changes in the future. We also cannot predict how the sharing of FUL data and retail survey prices may impact competition in the marketplace in the future.

•
Under the 340B program, if we fail to provide required discounts to covered entities, including in connection with the revision of AMP or BP data, we may be subject to refund claims or civil monetary penalties under that program pursuant to new program regulations that became effective January 1, 2019.

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

Perrigo Company plc - Item 1A
Risk Factors

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

•
Our products, and the raw materials used to make the products mentioned above, generally have limited shelf lives. Our inventory levels are based, in part, on expectations regarding future sales. We may experience build-ups in inventory if sales slow. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products, thereby increasing the risk of inventory spoilage and corresponding inventory write-downs and write-offs. Cargo thefts and/or diversions and economically or maliciously motivated product tampering on store shelves may occur, causing unexpected shortages and harm to our reputation, which may have a material impact on our operations.

•
We rely on third parties to source many of our raw materials, as well as to manufacture certain dosage forms such as sterile, injectable products that we distribute. We maintain a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify potential counterfeit ingredients, adulterants, and toxic substances. Nevertheless, discovery of previously unknown problems with the raw materials or product manufacturing processes, or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of the contaminated product from the marketplace, either temporarily or permanently. Any future recall or removal would result in additional costs and lost revenue, harm our reputation, and may give rise to product liability litigation.

•
Changes in regulation could impact the supply of the API and certain other raw materials used in our products. For example, the EU recently promulgated new standards requiring all API imported into the EU be certified as complying with GMP established by the EU. The regulations placed the certification

Perrigo Company plc - Item 1A
Risk Factors

requirement on the regulatory bodies of the exporting countries, which led to an API supply shortage in Europe as certain governments were not willing or able to comply with the regulation in a timely fashion, or at all. In addition, due to the recent outbreak of the coronavirus, we could experience supply disruptions related to materials sourced directly and indirectly from China or elsewhere. A shortage in API or other raw ingredients could cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers who are unable to export. This could have a material adverse effect on our business, results of operations, financial condition, and cash flow.
A disruption at any of our main manufacturing facilities could materially and adversely affect our business, financial position, and results of operations.

Our manufacturing operations are concentrated in a few locations. See Item 1. Business - Manufacturing and Distribution for more information on our significant operations. A significant disruption at one or more of these facilities, whether it be due to fire, natural disaster, power loss, intentional acts of vandalism, climate change, war, terrorism, insufficient quality, or pandemic could materially and adversely affect our business.

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

Any breach, disruption or misuse of our or our external business partners’ information systems or cyber security efforts could have a material adverse effect on our business.
We are increasingly dependent upon information technology systems to operate our business. Our systems, information and operations are highly complex and interrelated with our external business partners. These systems may contain confidential information (including personal data, trade secrets or other intellectual property, or proprietary business information). The nature of digital systems, both internally and externally, makes them potentially vulnerable to disruption or damage from human error and/or security breaches, which include, but are not limited to, ransomware, data theft, denial of service attacks, sabotage, industrial espionage, and computer viruses. Such events may be difficult to detect, and once detected, their impact may be difficult to assess and address.
Cyber attacks have become increasingly common for us and our external business partners, and we have experienced immaterial business disruption and data loss as a result of phishing, business email compromise and other types of attacks on our information technology systems and those of our external business partners. While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient depending upon the attack or threat posed, and that could subject us to significant risks, including, without limitation:

•
Ransomware attacks, other cyber breaches or disruptions that impair our ability to develop products, meet regulatory approval requirements or deadlines, produce or ship products, take or fulfill orders, and/or collect or make payments on a timely basis;

•
System issues, whether as a result of an intentional breach or a natural disaster, that damage our reputation and cause us to lose customers, experience lower sales volume, and/or incur significant liabilities;

•
Significant expense to remediate the results of any attacks or breaches and to ensure compliance with any required disclosures mandated by the numerous global privacy and security laws and regulations; and

•	Interruptions, security breaches, or loss, misappropriation, or unauthorized access, use or disclosure of confidential information, which, individually or collectively, could result in financial, legal, business or reputational harm to us and could have a material adverse effect on our business, financial condition and results of operations.
In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures and viruses. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a

Perrigo Company plc - Item 1A
Risk Factors

particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.
We are also subject to numerous laws and regulations designed to protect personal data, such as the California Consumer Privacy Act and national laws implementing the GDPR. These data protection laws introduced more stringent data protection requirements and significant potential fines, as well as increased our responsibility and potential liability in relation to personal data that we process. We have put mechanisms in place to ensure compliance with applicable data protection laws but there can be no guarantee of their effectiveness.
Our business depends upon certain customers for a significant portion of our sales, therefore our business would be adversely affected by a disruption of our relationship with these customers or any material adverse change in these customers' businesses.

Sales to our largest customer, Walmart, comprised approximately 13.0% of our net sales for the year ended December 31, 2019. While no other customer individually comprised more than 10% of net sales, we do have other significant customers. If our relationship with Walmart or any of our other significant customers, including the terms of doing business with the customers, changes significantly, it could have a material adverse impact on us (refer to Item 1. Business - Significant Customers).

Many of our customers, which include major global, national, and regional retail drug, supermarket, and mass merchandise chains, major wholesalers, sourcing groups, hospitals, pharmacies, and drug and grocery stores located primarily in Europe, continue to merge or consolidate. Such consolidation has provided, and may continue to provide, customers with additional purchasing leverage, and consequently may increase the pricing pressures we face. The emergence of large buying groups representing independent retail pharmacies enable those groups to extract price discounts on our products. In addition, several of our customers have instituted sourcing programs limiting the number of suppliers of generic pharmaceutical products carried by that customer. These developments have resulted in heightened pricing pressure on our products, as well as competition among generic drug producers for business from a smaller and more selective customer base.

Additionally, if we are unable to maintain adequately high levels of customer service over time, customers may choose to assess penalties, obtain alternate sources for products, and/or end their relationships with us.

Although we have divested our rights to the Tysabri® royalty stream, we are entitled to an additional milestone payment if a certain specified threshold is met, and any negative developments related to Tysabri® could have a material adverse effect on our potential receipt of this payment.

During the year ended December 31, 2017, we divested the Tysabri® financial asset to Royalty Pharma for $2.2 billion in upfront cash and up to $250.0 million and $400.0 million in milestone payments. We received the $250.0 million royalty payment on February 22, 2019. In order for us to receive the milestone payment related to 2020 of $400.0 million, the payments received by Royalty Pharma from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. The 2018 Royalty Pharma payments from Biogen for Tysabri® were $337.5 million.

We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $134.5 million as of December 31, 2017. Upon Tysabri® meeting the 2018 global net sales threshold we recorded a $170.1 million gain in Change in financial assets. The fair value of the milestone payment related to 2020 is $95.3 million as of December 31, 2019. Our receipt of the milestone payment related to 2020 may be negatively impacted if the royalty stream decreases and is insufficient to meet the specified thresholds. Given the fact that the milestone payment related to 2020 is recorded at fair value, if it is determined that Tysabri® global sales levels do not meet specific thresholds, we would recognize a material charge in the Consolidated Statement of Operations. Factors that may have an adverse effect on the Tysabri® royalty stream include:

•
Companies working to develop new therapies or alternative formulations of products for multiple sclerosis that, if successfully developed, would compete with, or could gain greater acceptance than, Tysabri® and damage its market share. For example, in February 2016, a competitor's pipeline product, Ocrevus®, received breakthrough therapy designation from the FDA, and this product was launched in 2017. The

Perrigo Company plc - Item 1A
Risk Factors

product competes with Tysabri® and could have a significant negative impact on the Tysabri® royalty stream;

•
Biogen is the owner of the patents on Tysabri®. The loss of protection of these patents, such as a patent invalidation, could adversely affect the royalty stream from Tysabri®. In addition, once the Tysabri® patents expire, other generic companies may introduce products similar to Tysabri® that could adversely affect the royalty stream;

•	Foreign currency movement, which could have a negative impact on Royalty Pharma's Tysabri® sales, thereby reducing the royalties;

•	Any negative developments relating to Tysabri®, such as safety, efficacy, or reimbursement issues, could reduce demand for Tysabri®; and

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

On February 7, 2020, we announced the retirement of Jeff Needham and appointed Rich Sorota as the Executive Vice President and President of CSCA effective March 23, 2020. Changes in executive management create uncertainty. Moreover, changes in our company as a result of management transition could have a disruptive impact on our ability to implement, or result in changes to, our strategy and could negatively impact our business, financial condition and results of operations.

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

•
Many of the brands we acquired from Omega Pharma Invest N.V ("Omega") have European recognition. This recognition is the result of the large investments Omega made (and we continue to make) in its products over many years. The quality and safety of the products are critical to our business. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, efficacy, or similar matters, sentiments toward us and our products could be negatively impacted.

•
Our CSCI segment's financial success is dependent on the success of its brands, and the success of these brands can suffer if marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers, and the performance of the segment may be negatively impacted if spending on such plans and initiatives does not generate the returns we anticipate. In addition, given the association of individual products within the commercial network of our CSCI segment, an issue with one of our products could negatively affect the reputation of other products, thereby potentially hurting our financial results.

•
Powdered infant formula products are not sterile. All of our infant formula products must be prepared and maintained according to label instruction to retain their flavor and nutritional value and avoid contamination or deterioration. Depending on the product, a risk of contamination or deterioration may exist at each stage of the production cycle, including the purchase and delivery of raw materials, the processing and packaging of food products, and the use and handling by consumers, hospital personnel, and healthcare professionals. If certain of our infant formula products are found or alleged to have suffered contamination or deterioration, whether or not under our control, our reputation and our infant formula product category sales could be materially adversely affected.

Increasing use of social media could give rise to liability, breaches of data security, or reputation damage.

The Company and our employees increasingly utilize social media as a means of internal and external communication.

•
To the extent that we seek to use social media tools to communicate about our products and/or business, there are uncertainties as to the rules that apply to such communications, or as to the interpretations that authorities will apply to the rules that exist. As a result, despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that our use of social media for such purposes may cause us to be found in violation of them. A violation of such guidelines may damage our reputation as well as cause potential lawsuits and adversely affect our operating activities.

•
Our employees may knowingly or inadvertently make use of social media tools in ways that may not be aligned with our social media strategy, may give rise to liability, or could lead to the loss of trade secrets or other intellectual property, or public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others.

•
Negative posts or comments about us, store brands or generic pharmaceuticals, or our products in social media could seriously damage our reputation and could adversely affect our business. In addition, negative posts or comments about our products could result in increased pharmacovigilance reporting requirements, which may give rise to liability if we fail to fully comply with such requirements.

Perrigo Company plc - Item 1A
Risk Factors

Our quarterly results are impacted by several factors, some of which are beyond the control of our management, that may result in significant quarter-to-quarter fluctuations in operating results.

Some of the factors that may impact our quarterly results include, but are not limited to, the severity, length and timing of the cough/cold/flu and allergy seasons, the timing of new product approvals and introductions by us and our competitors, price competition, changes in the regulatory environment, changes in accounting pronouncements, changes in the levels of inventories maintained by our customers, and the timing of retailer promotional programs. These and other factors may result in significant variations in our operating results from quarter to quarter.

We may not be able to sustain or improve operating results in our business segments.

Several factors may impact our ability to sustain or improve the operating results of our business segments. These factors include but are not limited to, the continued impact of pricing pressure, the success of new product launches, the impact of manufacturing disruptions or delays, and the success of strategic improvement initiatives. There can be no assurance that we will not continue to experience challenges related to our segments, and these challenges could have a material impact on our business, cash flows, and results of operations or result in impairment charges, and the market value of our ordinary shares and/or debt securities may decline.

We may not realize the benefits of business acquisitions and divestitures we enter into, which could have a material adverse effect on our operating results.

In the normal course of business, we engage in discussions relating to possible acquisitions and divestitures. These transactions are accompanied by several risks. Many of these risks are beyond our control, and any one of them could result in increased cost, decreased net sales and diversion of management’s time and energy, any or all of which could materially impact our business, financial condition, and results of operations.

Acquisitions

One of our strategies is inorganic growth through the acquisition of products and companies that we expect will benefit the Company. This strategy comes with several financial, managerial, and operational risks. We may not realize the benefits of an acquisition because of integration and other challenges, including, but not limited to the following:

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

Perrigo Company plc - Item 1A
Risk Factors

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

The plan to separate our RX business is contingent upon several conditions, is subject to change in form or timing, may not achieve the intended benefits, and could adversely affect our business and financial condition.

On August 9, 2018, we announced a plan to separate our RX business, which, when completed, will enable us to focus on expanding our consumer-focused businesses. In 2019, we continued preparations related to our planned separation, which may include a possible sale, spin-off, merger or other form of separation. While we remain committed to transforming to a consumer-focused business, we have not committed to a specific date or form for the separation.

The separation of the RX business could impact our ability to retain key employees, comply with existing debt arrangements, maintain our credit ratings and raise future capital. Further, even if the separation is completed, we may not achieve the anticipated operational, financial, strategic or other benefits of the separation. After the separation, the combined value and financial performance of the Company and RX business may not equal the value and financial performance of the Company had the separation not occurred.

In connection with the proposed separation, we have incurred significant preparation costs and will continue to incur costs that, when completed, will be in the range of $45.0 million to $80.0 million, excluding restructuring expenses and transaction costs, depending on the final timing and structure of the transaction. In addition, completion of the separation will require a significant amount of management time and effort, which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including our other strategic initiatives, possible organic or inorganic growth opportunities, and customer and vendor relationships. Any of the foregoing risks could adversely affect our business, results of operations, liquidity, and financial condition.

Our business could be negatively affected by the performance of our collaboration partners and suppliers.
We have entered into strategic alliances with partners and suppliers to develop, manufacture, market and/or distribute certain products, or components of our products in various markets. We commit substantial effort, funds and other resources to these various collaborations. There is a risk that our investments in these collaborative arrangements will not generate financial returns. While we believe our relationships with our partners and suppliers generally are successful, disputes, conflicting priorities or regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefit of the collaboration (refer to Item 8. Note 18). A failure or inability of our partners or suppliers to fulfill their collaboration obligations, or the occurrence of any of the risks above, could have an adverse effect on our business, financial condition, and results of operations.
We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations.

We have recorded significant goodwill and intangible assets on our balance sheet as a result of previous acquisitions, which could become impaired and lead to material charges in the future.

Perrigo Company plc - Item 1A
Risk Factors

During the year ended December 31, 2019, we recorded a goodwill impairment charge of $109.2 million in our RX segment, definite-lived impairment charges of $69.5 million in our RX and CSCI segments, and $5.8 million of impairment charges related to certain in-process research and development ("IPR&D") assets in our CSCA, CSCI, and RX segments.

During the year ended December 31, 2018, we recorded goodwill, definite-lived and indefinite-lived intangible asset impairment charges of $136.7 million, $49.6 million and $27.7 million primarily in our CSCA segment, respectively, and $8.7 million of impairment charge related to certain IPR&D assets in our CSCA segment.

During the year ended December 31, 2017, we recorded definite-lived intangible asset impairment charges of $19.7 million related to developed product technology/formulation and product rights, and distribution and license agreements primarily in our RX segment and $12.7 million of impairment charge related to certain IPR&D assets primarily in our RX segment.

We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statement of Operations. As of December 31, 2019, the net book value of our goodwill and intangible assets were $4.1 billion and $3.0 billion, respectively (refer to Item 8. Note 4).

There can be no assurance that our strategic initiatives will achieve their intended effects.
We are in the process of implementing certain initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, making key executive employee changes, performing a strategic portfolio review, and disposing of certain assets. Furthermore, we are transitioning into a consumer-focused, self-care company. We believe these initiatives will enhance our net sales, operating margins, and earnings; however, there can be no assurance that these initiatives will produce the anticipated benefits. Any delay or failure to achieve the anticipated benefits could have a material adverse effect on our projected results.

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

We manufacture, source raw materials, and sell our products in a number of countries. The percentage of our business outside the U.S. has been increasing. We are subject to risks associated with international manufacturing and sales, including:

•	Unexpected changes in regulatory requirements;

•	Problems related to markets with different cultural biases or political systems;

•	Possible difficulties in enforcing agreements;

•	Longer payment cycles and shipping lead-times;

•	Difficulties obtaining export or import licenses;

•	Changes to U.S. and foreign trade policies, including the enactment of tariffs on goods imported into the U.S., including but not limited to, goods imported from China; and

•	Imposition of withholding or other taxes.

Additionally, we are subject to periodic reviews and audits by governmental authorities responsible for administering import and export regulations. To the extent that we are unable to successfully defend against an audit or review, we may be required to pay assessments, penalties, and increased duties.

Certain of our facilities operate in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board, which allows us certain tax advantages on products and raw materials shipped through these facilities. If the Foreign Trade Zone Board were to revoke the sub-zone designation or limit our use, we could be subject to increased duties.

Although we believe that we conduct our business in compliance with applicable anti-corruption, anti-bribery and economic sanctions laws, if we are found to not be in compliance with such laws or other anti-corruption laws, we could be subject to governmental investigations, legal or regulatory proceedings, substantial fines, and/or other legal or equitable penalties. This risk increases in locations outside of the U.S., particularly in locations that have not previously had to comply with the FCPA, U.K. Bribery Act 2010, Irish Criminal Justice (Corruption Offenses) Act 2018, and similar laws.

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

•
On June 23, 2016, the UK electorate voted in a referendum to voluntarily depart from the EU, known as "Brexit". Following the formation of a majority Conservative government in December 2019, the UK approved the withdrawal agreement and left the EU on January 31, 2020. The terms of the UK's final withdrawal remain subject to ongoing negotiation until December 31, 2020, during which current EU regulations will continue to apply in the UK. The UK Parliament banned extensions to the transition period, so the UK must finalize new trading agreements with the EU by December 31, 2020. Trade negotiations are expected to begin in early March 2020, but the nature of the economic relationship between the EU and UK remains uncertain, and there is no guarantee that both parties will be able to reach an agreement before the transition period expires. Additionally, the UK will likely negotiate trade deals with other partners, including the United States. Brexit has created significant instability and volatility in the global financial markets, has led to significant weakening of the British pound compared to the U.S. dollar and other currencies, and could adversely affect European or worldwide economic or market conditions. Although it is unknown what the future trading terms with the EU will be, they may impair the ability of our operations in the EU to transact business in the future in the UK, and similarly the ability of our UK operations to transact business in the future in the EU. Specifically, it is possible that there will be greater restrictions on imports and exports, including possible tariffs, between the UK and EU countries, increased restrictions on freedom of movement for employees, and increased regulatory complexities. Future trading terms between the UK and other trading partners are also unknown. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. We are actively monitoring Brexit updates from a government and regulatory perspective. We are preparing for a “hard (no confirmed trading deal with the EU) Brexit", which is intended to ensure we meet both applicable EU and UK regulatory requirements as well as stock-builds to secure supply continuity. There can be no assurances, however, that these preparations will be sufficient or that the final exit terms will be as we anticipate. Any of the above mentioned effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

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

•
Our customers could be adversely impacted if U.S. economic conditions worsen. Our CSCA segment does not advertise our store brand products like national brand companies and thus is largely dependent on retailer promotional activities to drive sales volume and increase market share. If our customers do not have the ability to invest in store brand promotional activities, our sales may suffer. Additionally, while we actively review the credit worthiness of our customers and suppliers, we cannot fully predict to what extent they may be negatively impacted by slowing economic growth.

Perrigo Company plc - Item 1A
Risk Factors

The international scope of our business exposes us to risks associated with foreign exchange rates.

We report our financial results in U.S. dollars. However, a significant portion of our net sales, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. These currencies include, among others, the Euro, Indian rupee, British pound, Canadian dollar, Israeli shekel, Australian dollar, and Mexican peso. Our Branded Consumer Self-care business is a euro-denominated business that represents a significant portion of our net sales, net earnings and net assets.

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

Litigation and Insurance Risks

We are or may become involved in lawsuits and may experience unfavorable outcomes of such proceedings.

We may become involved in lawsuits arising from a wide variety of commercial, manufacturing, development, marketing, sales and other business-related matters, including, but not limited to, competitive issues, pricing, contract issues, intellectual property matters, false advertising, unfair competition, taxation matters, workers' compensation, product quality/recall, environmental remediation, securities law, disclosure, and regulatory issues. Litigation is unpredictable and can be costly. We intend to vigorously defend against any lawsuits, however, we cannot predict how the cases will be resolved. Adverse results in the cases could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on our financial position or results of operations in the future (refer to Item 8. Note 17).

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

•
Our CSCI and CSCA segments regularly make advertising claims regarding the effectiveness of their products, which we are responsible for defending. An unsuccessful defense of a product-related claim could result in potentially significant monetary damages and substantial legal expenses. Even if a claim is unsuccessful, not merited, or not fully pursued, we may still incur substantial legal expenses defending against such a claim, and our reputation could suffer.

•	Additionally, we are the target of claims asserting violations of securities fraud and derivative actions, or other litigation proceedings, and may be in the future.

Perrigo Company plc - Item 1A
Risk Factors

Increased scrutiny on pricing practices and competition in the pharmaceutical industry, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and results of operations.

                There has been increased scrutiny regarding sales, marketing, and pricing practices in the pharmaceutical industry, including criminal antitrust investigations regarding drug pricing, multiple civil antitrust litigations initiated by governmental and private plaintiffs against pharmaceutical manufacturers and individuals, and media reports.

On May 2, 2017, we disclosed that search warrants were executed at several Perrigo facilities and other locations in connection with the Antitrust Division’s ongoing investigation related to drug pricing in the pharmaceutical industry. Although no charges have been brought to date against Perrigo or any of our current employees (or, to the best of our knowledge, former employees), we take the investigation very seriously.

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

In addition, we have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class action lawsuits alleging that we engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as June 2013 (refer to Item 8. Note 17). While we intend to defend these lawsuits vigorously, any adverse decision could have a material adverse impact on our business, results of operations and reputation.

Publishing earnings guidance subjects us to risks, including increased stock volatility, that could lead to potential lawsuits by investors.

Because we publish earnings guidance, we are subject to several risks. Actual results may vary from the guidance we provide investors from time to time, such that our stock price may decline following, among other things, any earnings release or guidance that does not meet market expectations.

It has become increasingly commonplace for investors to file lawsuits against companies following a rapid decrease in market capitalization. We have been in the past, are currently, and may be in the future, named in these types of lawsuits. These types of lawsuits can be costly and divert management attention and other resources away from our business, regardless of their merits, and could result in adverse settlements or judgments, which could have a material impact on the Company.

Third-party patents and other intellectual property rights may limit our ability to bring new products to market and may subject us to potential legal liability, causing us to incur significant costs.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry.

Perrigo Company plc - Item 1A
Risk Factors

•
As a manufacturer of generic pharmaceutical products, the ability of our CSCA, CSCI, and RX segments to bring new products to market is often limited by third-party patents or proprietary rights and regulatory exclusivity periods awarded on products. Launching new products prior to resolution of intellectual property issues may result in us incurring legal liability if the related litigation is later resolved against us. The cost and time for us to develop prescription and Rx-to-OTC switch products is significantly greater than the rest of the new products that we introduce. Any failure to bring new products to market in a timely manner could cause us to lose market share, and our operating results could suffer.

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

•
At times, our CSCA or RX segments may seek approval to market drug products before the expiration of patents for those products, based upon our belief that such patents are invalid, unenforceable or would not be infringed by our products. In these cases, we may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, we may, in certain circumstances, elect to market a generic pharmaceutical product while litigation is pending, before any court decision, or while an appeal of a lower court decision is pending, known as an "at risk" launch. The risk involved in an "at risk" launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits we make from selling the generic version of the product. By electing to proceed in this manner, we could face substantial damages if we receive an adverse final court decision. In the case where a patent holder is able to prove that our infringement was "willful" or "exceptional," under applicable law, the patent holder may be awarded up to three times the amount of its actual damages or we may be required to pay attorneys’ fees.

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

Perrigo Company plc - Item 1A
Risk Factors

•	Insurance costs could increase significantly, or the availability of insurance may decrease, either of which could adversely impact our financial condition;

•
Deductible or retention amounts could increase, or our coverage could be reduced in the future and to the extent losses occur, there could be an adverse effect on our financial results depending on the nature of the loss and the level of insurance coverage we maintained;

•	Insurance may not be available to us at an economically reasonable cost or our insurance may not adequately cover our liability in connection with claims brought against us; and

•
As our business inherently exposes us to claims, we may become subject to claims for which we are not adequately insured. Unanticipated payment of a large claim may have a material adverse effect on our business.

Tax Related Risks

The resolution of uncertain tax positions, including the Notices of Proposed Adjustments and Notice of Assessment, could be unfavorable, which could have an adverse effect on our business.

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

We are currently involved in several audits and adjustment-related disputes, including related litigation. This includes litigation in the United States District Court for the Western District of Michigan regarding our fiscal years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012. The United States District Court for the Western District of Michigan has scheduled a trial date in late May 2020 in response to our complaint filed on August 15, 2017 to recover $163.6 million of Federal income tax, penalties and interest assessed and collected by the IRS. Additionally, the IRS has proposed adjustments regarding the deductibility of interest for the years ended June 29, 2013, June 28, 2014, and June 27, 2015 and the IRS has proposed adjustments regarding litigation costs and transfer pricing positions for Athena Neuroscience, Inc. ("Athena"), a subsidiary of Elan acquired in 1996, for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. We are also involved in litigation with Irish Revenue for the years ended December 31, 2012 and December 31, 2013.

On August 22, 2019, we received a draft NOPA from the IRS with respect to our fiscal tax years ended June 28, 2014 and June 27, 2015, relating to the deductibility of interest on $7.5 billion in debts owed to Perrigo Company plc by Perrigo Company, a Michigan corporation and wholly-owned indirect subsidiary of Perrigo Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. The draft NOPA would cap the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum from the rates agreed to by the parties), on the stated ground that the loans were not negotiated on an arms'-length basis. As a result of the proposed interest rate reduction, the draft NOPA proposes a reduction in gross interest expense of approximately $480.0 million for fiscal years 2014 and 2015. If the IRS were to prevail in its proposed adjustment, we estimate an increase in tax expense for such fiscal years of approximately $170.0 million, excluding interest and penalties. In addition, we would expect the IRS to seek similar adjustments for the period from June 28, 2015 through December 31, 2019. If those further adjustments were sustained, based on our preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense would not exceed $200.0 million, excluding interest and penalties, for the period June 28, 2015 through December 31, 2019. We do not expect any similar adjustments beyond December 31, 2019 as proposed regulations, issued under section 267A of the Internal Revenue Code, would eliminate the deductibility of interest on this debt. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies. No payment of any amount related to the proposed adjustments is required to be made, if at all, until all applicable proceedings have been completed.

Following receipt of the draft NOPA, Perrigo provided the IRS with a detailed written response on September 20, 2019. That submission included an analysis by external advisors that supported the original interest rates as being consistent with arms'-length rates for comparable debt and explained why the exam team’s analyses

Perrigo Company plc - Item 1A
Risk Factors

and conclusions were both factually and legally misguided. Based on discussions with the IRS, we had believed that the IRS staff would take our submission into account and meet with us to discuss whether this issue could be resolved at the examination level. However, in the weeks following such discussions, IRS staff advised that they would not respond in detail to our September submission or negotiate the interest rate issue prior to issuing a final NOPA consistent with the draft NOPA. Accordingly, we currently expect that we will receive a final NOPA regarding this matter that proposes substantially the same adjustments described in the draft NOPA.

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, 2012 and 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena’s in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation.

On October 30, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners ("Irish Revenue") for the years ended December 31, 2012 and December 31, 2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Amended Assessment ("NoA") on November 29, 2018, which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties.

We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. In connection with that, Elan Pharma was granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. The High Court has scheduled a hearing in this judicial review proceeding in April 2020, and we would expect a decision in this matter in the second half of 2020. If we are ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made. If for any reason the judicial review proceedings are ultimately unsuccessful in establishing that Irish Revenue's issuance of the NoA breaches our legitimate expectations, Elan Pharma will reactivate its appeal to challenge the merits of the NoA before the Tax Appeals Commission.

We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our tax reserves. We believe that, based on a review of the relevant facts and circumstances, this matter will not result in a material impact on our consolidated financial position, results of operations or cash flows. However, while we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is ultimately resolved unfavorably it would have a material adverse impact on us, including on liquidity and capital resources. We will consider the financial statement impact of any additional facts as they become available.

In addition, going forward, uncertainty regarding the future outcome of tax disputes such as the NoA or draft or final NOPA may have an adverse impact on our strategy and the results of such tax disputes may have an adverse impact on our financial condition and liquidity.

At this time, we cannot predict the outcome of any audit or related litigation. Unfavorable developments in or resolutions of matters such as those discussed above could, individually or in the aggregate, have a material impact on our Consolidated Financial Statements in future periods (refer to Item 8, Note 15 for further information related to uncertain tax positions and ongoing tax audits and Item 8. Note 17 for further information related to legal proceedings). In addition, an adverse result with respect to any of these matters could ultimately require the use of

Perrigo Company plc - Item 1A
Risk Factors

corporate assets to pay assessments and related interest, penalties or other amounts, and any such use of corporate assets would limit the assets available for other corporate purposes.

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

Based on the limited guidance available, we currently expect that Section 7874 of the Code likely will limit our and our U.S. affiliates’ ability to use their U.S. tax attributes, such as net operating losses, to offset certain U.S. taxable income, if any, generated by the Elan acquisition or certain specified transactions for a period of time following the Elan acquisition (refer to Item 8. Note 15).

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

Since our acquisition of Elan in 2013, the United States Treasury ("Treasury") and the IRS have issued a number of Notices and proposed, temporary, and final regulations, including most recently, on July 12, 2018, new final regulations addressing various aspects of section 7874 and related provisions, including guidance to address certain specific post-inversion transactions. All the Notices and regulations are either effective for dates after the Elan acquisition occurred or do not provide guidance that we believe would have a material impact on the treatment of our status as a foreign corporation.

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles relating to Base Erosion and Profit Shifting ("BEPS"). These changes are being adopted and implemented by many of the countries in which we do business and may increase our tax expense in these countries. For example, Ireland implemented "controlled foreign corporation legislation" effective January 1, 2019 as required by the EU Anti-Tax Avoidance Directive ("ATAD") and effective January 1, 2020 has implemented "anti-hybrid legislation." Such OECD initiatives, changes

Perrigo Company plc - Item 1A
Risk Factors

in domestic legislation, introduction of EU Directives and general global tax reform are actively monitored to ensure we adhere to all laws and regulations in all jurisdictions in which we operate.

On December 22, 2017, the U.S. enacted the U.S. Tax Act. The U.S. Tax Act includes several significant changes to existing U.S. tax laws that impact us. These changes include a corporate income tax rate reduction from 35% to 21%, full expensing of fixed assets placed in service in 2018 and the elimination or reduction of certain U.S. deductions and credits, including limitations on the deductibility of interest expense and executive compensation. The U.S. Tax Act also transitions international taxation from a worldwide system to a modified territorial system. This modified territorial system includes, among other items, base erosion prevention measures which have the effect of subjecting certain earnings of our U.S. owned foreign corporations to U.S. taxation as global intangible low-taxed income (“GILTI”) and the establishment of a minimum tax on certain payments from our U.S. subsidiaries to related foreign persons as base erosion and anti-abuse tax (“BEAT”). These changes became effective in 2018. The U.S. Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated U.S. owned foreign corporations’ previously untaxed foreign earnings (“Transition Toll Tax”). The Transition Toll Tax can be paid over an eight-year period starting in 2018 and will not accrue interest. Based on the 2017 U.S. federal income tax return filed by the Company, the Transition Toll Tax was paid in full with the 2017 U.S. federal income tax return. During 2018, Treasury and the IRS issued various forms of guidance, including notices of proposed rule making and proposed Treasury regulations, implementing and clarifying aspects of the U.S. Tax Act and other related topics, such as:

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

           During the year ended December 31, 2018, we considered and evaluated Treasury and IRS guidance issued as described above and reflected certain changes in our income tax provision for 2018. In 2019, Treasury and the IRS issued final tax regulations (“Final Regulations”) on certain code sections that were introduced by, or changed as a result of, the U.S. Tax Act. The Final Regulations issued in 2019 did not result in material changes to the tax effect recorded in prior periods when proposed regulations were issued. We will continue to record the tax effects of any further proposed regulations in the quarters in which they are issued.

Our preliminary estimate of the impact of the U.S. Tax Act (including the Transition Toll Tax) was recorded as of December 31, 2017 and was subject to the finalization of management's analysis related to certain matters, such as developing interpretations of the provisions of the U.S. Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain U.S. owned foreign subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the U.S. Tax Act required further adjustments and changes in our 2017 estimates, which did not have a material adverse effect on our business, results of operations or financial conditions. The final determination of the impact of the U.S. Tax Act (including the Transition Toll Tax) was completed in 2018, as required by SAB 118 (refer to Item 8, Note 15).

Any of these changes could have a prospective or retroactive application to us, our shareholders, and affiliates, and could adversely affect us by changing our effective tax rate and limiting our ability to utilize cash in a tax efficient manner.

Perrigo Company plc - Item 1A
Risk Factors

Our effective tax rate or cash tax payment requirements may change in the future, which could adversely impact our future results from operations.

A number of factors may adversely impact our future effective tax rate or cash tax payment requirements, which may impact our future results and cash flows from operations (refer to Item 8, Note 15). These factors include, but are not limited to:

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

Capital and Liquidity Risks

Our indebtedness could adversely affect our ability to implement our strategic initiatives.

We anticipate that cash, cash equivalents, cash flows from operations, and borrowings available under our credit facilities will substantially fund working capital and capital expenditures. Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At December 31, 2019, our total indebtedness outstanding was $3.4 billion.

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

Following the expiration of our 2015 share repurchase plan authorization (the "2015 Authorization"), in October 2018 our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date (the "2018 Authorization"), subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. Through December 31, 2018, we repurchased a total of 7.8 million ordinary shares through the prior 2015 Authorization. The specific timing and amount of buybacks under the 2018 Authorization, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, the nature of other investment opportunities and the availability of distributable reserves of Perrigo Company plc. Buybacks of our ordinary shares pursuant to our share repurchase plan could affect the market price of our ordinary shares or increase their volatility. Additionally, our share repurchase plan could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase plan is intended to enhance long-term shareholder value, there is no assurance that it will do so, and short-term share price fluctuations could reduce the plan’s effectiveness.
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

•
At our annual general meeting of shareholders in April 2019, our shareholders authorized our Board of Directors to issue up to a maximum of 33% of our issued ordinary capital on that date for a period of 18 months from the passing of the resolution. At the annual general meeting, our shareholders also authorized our Board of Directors to issue ordinary shares on a nonpreemptive basis in the following circumstances: (i) an issuance of shares in connection with any rights issuance and (ii) an issuance of shares for cash, if the issuance is limited to up to 5% of the Company’s issued ordinary share capital (with the possibility of issuing an additional 5% of the Company’s issued ordinary share capital provided the Company uses it only in connection with an acquisition or a specified capital investment that is announced contemporaneously with the issuance, or which has taken place in the preceding six-month period and is disclosed in the announcement of the issuance), bringing the total acceptable limit to 10% of the Company’s issued ordinary share capital. Once these authorizations expire, we cannot provide any assurance that they will be renewed by the shareholders at subsequent annual general meetings, which could limit our ability to issue equity and thereby adversely affect the holders of our securities.

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

Perrigo Company plc - Item 1A
Risk Factors

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

Under Irish law, distributable reserves are the accumulated realized profits so far as not previously utilized by distribution or capitalization, less accumulated realized losses so far as not previously written off in a reduction or a reorganization of capital duly made. In addition, no distribution or dividend may be made if, at the time of the distribution or dividend, Perrigo Company plc's net assets are not, or would not be after giving effect to such distribution or dividend, equal to, or in excess of, the aggregate of Perrigo Company plc's called-up share capital plus undistributable reserves.
While we currently expect to continue paying dividends, significant changes in our business or financial condition such as asset impairments, sustained operating losses and the selling of assets, could impact the amount of distributable reserves available to us. We could seek to create additional distributable reserves through a reduction in Perrigo Company plc's share premium, which would require 75% shareholder approval and the approval of the Irish High Court. The Irish High Court’s approval is a matter for the discretion of the court, and there can be no assurances that such approval would be obtained. In the event that additional distributable reserves are not created in this way, dividends, share repurchases or other distributions would generally not be permitted under Irish law until such time as Perrigo Company plc has created sufficient distributable reserves in our audited statutory financial statements as a result of its business activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES
Our world headquarters is located in Dublin, Ireland, and our North American base of operations is located in Allegan, Michigan. We manufacture products at 22 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 77% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at December 31, 2019:

Country	Number of Facilities	Segment(s) Supported

Ireland	2	CSCA, CSCI, RX
United States	48	CSCA, CSCI, RX
Mexico	10	CSCA
United Kingdom	8	CSCI
France	6	CSCI
Australia	4	CSCI
Belgium	4	CSCI
Austria	3	CSCI
Israel	3	CSCA, RX
India	3	CSCA, CSCI
Germany	2	CSCI

We believe that our production facilities are adequate to support the business, and our property and equipment are well maintained. Our manufacturing plants are suitable for their intended purposes and have capacities for current and near term projected needs of our existing products. As previously announced, we are making strategic investments in certain of our manufacturing plants to enhance our manufacturing capabilities.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding our current legal proceedings is presented in Item 8. Note 17.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Perrigo Company plc - Additional Item
Executive Officers

ADDITIONAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers and their ages and positions as of February 21, 2020 were:

	Title and Business Experience	Age
Svend Andersen
Mr. Andersen was named Executive Vice President and President, Consumer Self-Care International in February 2017. Prior to joining Perrigo in May 2016, Mr. Andersen served as Executive Vice President - Europe for LEO-Pharma from December 2015 to May 2016. Prior to that, he was Regional President and Corporate officer at Hospira, Inc.’s Europe, Middle East and Africa (“EMEA”) business for five years, was Executive Vice President responsible for the Western European division’s pharmaceuticals, generics, OTC and hospital products businesses at Actavis from 2008 to 2015 including leading Alpharma’s EMEA businesses prior to its acquisition by Actavis, and prior to that, spent 10 years with Ferrosan (A Novo Nordisk Subsidiary) specialized in OTC and consumer health products as Vice President for Global Commercial Operations.
		58
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
		56
Thomas M. Farrington	Mr. Farrington was named Executive Vice President and Chief Information Officer in November 2015. He formerly served as Senior Vice President and Chief Information Officer from October 2006 to November 2015.	62
Ronald C. Janish	Mr. Janish was named Chief Transformation Officer in January 2019 and Executive Vice President of Global Operations and Supply Chain in October 2015. He served as Senior Vice President of International and Rx Operations from 2012 until 2015 and as Managing Director of Perrigo’s Australian operations from 2010 to 2012. Previously, he held Senior Vice President roles for Perrigo in International Market Development, China Business Development and Global Procurement.	54
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
		60
Todd W. Kingma	Mr. Kingma was named Executive Vice President, General Counsel and Secretary in May 2006. He served as Vice President, General Counsel and Secretary from August 2003 to May 2006.	60
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
		51
Jeffrey R. Needham	Mr. Needham was named Executive Vice President and President of Consumer Self-Care Americas in October 2009. He served as Senior Vice President of Commercial Business Development for Consumer Healthcare from March 2005 through October 2009. Previously, he served as Senior Vice President of International from November 2004 to March 2005. He served as Managing Director of Perrigo’s U.K. operations from May 2002 to November 2004 and as Vice President of Marketing from 1993 to 2002.	63
Grainne Quinn	Dr. Quinn was named Executive Vice President in July 2016 and has served as Chief Medical Officer since November 2015. Prior to that she served as Vice President and Head of Global Patient Safety from January 2014 until November 2015. Dr. Quinn was Vice President and Head of Global Pharmacovigilance and Risk Management for Elan from April 2009 until December 2013 when the Company acquired Elan.	50

Perrigo Company plc - Additional Item
Executive Officers

	Title and Business Experience	Age
Raymond P. Silcock
Mr. Silcock was named Executive Vice President and Chief Financial Officer in March 2019. Prior to joining Perrigo, Mr. Silcock served as CFO at INW Holdings from 2018 to 2019 and as EVP and CFO of CTI Foods from 2016 to 2018. In March 2019, CTI Foods filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court in Delaware. From 2013 until the company’s sale in 2016, Mr. Silcock was EVP and CFO of Diamond Foods, Inc. and previously held CFO roles at UST, Inc., Swift & Co. and Cott Corporation. He also served on the board of Pinnacle Foods, Inc. from 2008 until the company was sold in 2018. His early career was highlighted by an 18-year tenure in positions of increasing responsibility at Campbell Soup Company. Mr. Silcock is a Fellow of the Chartered Institute of Management Accountants (UK).
		69
Robert Willis	Mr. Willis was named Executive Vice President and Chief Human Resources Officer in March 2019 after serving as Vice President of Human Resources Global Businesses for nearly six years. Prior to joining Perrigo, Mr. Willis gained more than 20 years of experience in Human Resources leadership through roles with Fawaz Alhokair Group in the Middle East, GE Capital in the UK and Ireland, DoubleClick in North America and internationally, and Norkom Technologies in Europe and North America. He also was a Partner and Founding Member of the Black & White Group.	51

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to June 6, 2013, our common equity traded on the Nasdaq Global Select Market under the symbol PRGO. Since June 6, 2013, our common equity has traded on the New York Stock Exchange under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., our common equity has been trading on the Tel Aviv Stock Exchange since March 16, 2005 under the same symbol. As of February 21, 2020, there were 1,435 record holders of our ordinary shares.

The graph below shows a comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index and the S&P Pharmaceuticals Index. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends. Information in the graph is presented for the years ended December 31, 2014 through December 31, 2019.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY PLC**, THE S&P 500 INDEX, AND THE S&P PHARMACEUTICALS INDEX

*	$100 invested on December 31, 2014 in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.
** Perrigo Company prior to December 31, 2013. Perrigo Company plc beginning December 18, 2013.

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. Following the expiration of our 2015 share repurchase plan authorization in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the year ended December 31, 2019. During the year ended December 31, 2018, we repurchased 5.1 million ordinary shares at an average repurchase price of $77.93 per share, for a total of $400.0 million. During the year ended December 31, 2017, we repurchased 2.7 million ordinary shares at an average repurchase price of $71.72 per share, for a total of $191.5 million.

Perrigo Company plc - Item 6

ITEM 6.	SELECTED FINANCIAL DATA

The Consolidated Statements of Operations data set forth below with respect to the years ended December 31, 2019, December 31, 2018, and December 31, 2017, and the Consolidated Balance Sheet data at December 31, 2019 and December 31, 2018 are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes. The Consolidated Statements of Operations data set forth below with respect to the year ended December 31, 2016 and the six months ended December 31, 2015 and December 27, 2014 and the Consolidated Balance Sheet data at December 31, 2017, December 31, 2016, December 31, 2015, and December 27, 2014 are derived from audited consolidated financial statements not included in this report.

	Year Ended				Six Months Ended
(in millions, except per share amounts)	December 31, 2019(1)	December 31, 2018	December 31, 2017	December 31, 2016(2)	December 31, 2015(3)	December 27, 2014(4)
Statements of Operations Data
Net sales	$4,837.4	$4,731.7	$4,946.2	$5,280.6	$2,632.2	$1,844.7
Cost of sales	3,064.1	2,900.2	2,966.7	3,228.8	1,553.3	1,170.9
Gross profit	1,773.3	1,831.5	1,979.5	2,051.8	1,078.9	673.8
Operating expenses	1,568.5	1,595.0	1,381.3	4,051.5	1,011.3	384.1
Operating income (loss)	$204.8	$236.5	$598.2	$(1,999.7)	$67.6	$289.7

Net income (loss)	$146.1	$131.0	$119.6	$(4,012.8)	$42.5	$180.6

Diluted earnings (loss) from continuing operations per share	$1.07	$0.95	$0.84	$(28.01)	$0.29	$1.34

Dividends declared per share	$0.82	$0.76	$0.64	$0.58	$0.25	$0.21

(1)	Includes the results of operations for assets acquired from Ranir Global Holdings, LLC for the six months ended December 31, 2019.

(2)
Includes the results of operations for assets acquired from Barr Laboratories, Inc. and assets acquired from Matawan Pharmaceuticals, LLC for the five months and eleven months and one week ended December 31, 2016, respectively.

(3)
Includes the results of operations of Naturwohl and the GSK, ScarAway®, and Entocort® asset acquisitions for the two and a half months, three months, three months, and two weeks ended December 31, 2015, respectively.

(4)	Includes the results of operations for assets acquired from Lumara Health, Inc. for the two months ended December 27, 2014.

(in millions)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 27, 2014
Balance Sheet Data
Cash and cash equivalents	$354.3	$551.1	$678.7	$622.3	$417.8	$3,596.1
Total assets	$11,301.4	$10,983.4	$11,628.8	$13,870.1	$19,349.6	$16,508.4
Long-term debt, less current portion	$3,365.8	$3,052.2	$3,270.8	$5,224.5	$4,971.6	$4,439.4

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our vision is designed to support our shifting focus to our consumer branded and store brand portfolio and our global reach and the opportunities for growth we see ahead of us, while remaining loyal to our heritage. Our vision represents an evolution from healthcare to self-care, which takes advantage of a massive global trend and opens up a large number of adjacent growth opportunities. We define self-care as not just treating disease or helping individuals feel better after taking a product, but also maintaining and enhancing their overall health and wellness. In 2019, Perrigo’s management and Board of Directors launched a three-year strategy to transform the Company into a consumer self-care leader, consistent with our vision. Significant progress was made in the first year of our transformation journey towards achieving the major components of management’s transformation strategy, which consists of: reconfiguring the portfolio, delivering on base plans, creating repeatable platforms for growth, driving organizational effectiveness and capabilities, increasing productivity, allocating capital and delivering consistent and sustainable results in line with consumer-packaged goods peers.

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

•
Consumer Self-Care International ("CSCI"), formerly Consumer Healthcare International, comprises our branded consumer self-care business primarily in Europe and Australia, our consumer-focused business in the United Kingdom and parts of Asia, and our liquid licensed products business in the United Kingdom.

•
Prescription Pharmaceuticals ("RX") comprises our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel, which were previously in our CSCI segment.

Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

For information on each segment, our business environment, and competitive landscape, refer to Item 1. Business. For results by segment and geographic locations see below "Segment Results" and Item 8. Note 2 and Note 20.

Perrigo Company plc - Item 7
Executive Overview

Strategy

Our strategy is to make lives better by bringing "Quality, Affordable Self-Care Products™" that consumers trust everywhere they are sold. We accomplish this by leveraging our global infrastructure to expand our product offerings, thereby providing new innovative products and product line extensions to existing consumers and servicing new consumers through entry into adjacent product categories or new geographies. We accomplish this strategy by investing in and continually improving all aspects of our five strategic pillars:

•	High quality;

•	Superior customer service;

•	Leading innovation;

•	Best cost; and

•	Empowered people,

while remaining true to our three core values, Integrity - we do what is right; Respect - we demonstrate the value we hold for one another; and Responsibility - we hold ourselves accountable for our actions.

We utilize shared services and Research and Development ("R&D") centers of excellence in order to help ensure consistency in our processes around the world, and to maintain focus on our five strategic pillars.

We continually reinvest in our R&D pipeline and work with partners as necessary to strive to be first-to-market with new products. Our organic growth has been driven by successful new product launches in all our segments and expansion in new channels like e-commerce. Over time, we expect to continue to grow inorganically through expansion into adjacent products, product categories, and channels, as well as potentially through entry into new geographic markets. We evaluate potential acquisition targets using an internally developed 12-point scale, that is weighted towards accretive growth and correlated with shareholder value.

Competitive Advantage

Our consumer-facing business model combines the unique competencies of a fast-moving consumer goods company and a pharmaceutical manufacturing company with the supply chain breadth necessary to support customers in the markets we serve. These durable business model competencies align with our five strategic pillars and provide us a competitive advantage in the marketplace. We fully integrate quality in our operational systems across all products. Our ability to manage our supply chain complexity across multiple dosage forms, formulations, and stock-keeping units, as well as acquisitions, integrations, and hundreds of global partners provides value to our customers. Product development capacity and life cycle management are at the core of our operational investments. Globally we have 22 manufacturing plants that are all in good regulatory compliance standing and have systems and structures in place to guide our continued success. Our leadership team is fully engaged in aligning all our metrics and objectives around sustainable compliance with industry associations and regulatory agencies.

Among other things, we believe the following give us a competitive advantage and provide value to our customers:

•	Leadership in first-to-market product development and product life cycle management;

•	Turn-key regulatory and promotional capabilities;

•	Management of supply chain complexity and utilizing economies of scale;

•	Quality and cost effectiveness throughout the supply chain creating a sustainable, low-cost network;

•	Deep understanding of consumer needs and customer strategies;

•	Industry leading e-commerce support; and

•	Expansive pan-European commercial infrastructure, brand-building capabilities, and a diverse product portfolio.

Perrigo Company plc - Item 7
Executive Overview

Product Categories

As we continue to transform to a consumer-focused, self-care company, we re-aligned our product categories in our CSCA and CSCI segments as of December 31, 2019. The re-alignment standardizes our categories and product level detail to provide consistency across segments. This transformative step will optimize the way in which management reports and evaluates our business (refer to Item 1. Business - Our Segments and Item 8. Note 2).

Recent Highlights

Year Ended December 31, 2019

•
We previously announced a plan to separate our RX business, which, when completed, will enable us to focus on expanding our consumer-focused businesses. In 2019, we continued preparations related to our planned separation, which may include a possible sale, spin-off, merger or other form of separation. While we remain committed to transforming to a consumer-focused business, we have not committed to a specific date or form for the separation. In connection with the proposed separation, we have incurred significant preparation costs and will continue to incur costs that when completed will be in the range of $45.0 million to $80.0 million, excluding restructuring expenses and transaction costs, depending on the final timing and structure of the transaction.

•
On July 8, 2019, we completed the sale of our animal health business to PetIQ for cash consideration of $182.5 million, which resulted in a pre-tax gain of $71.7 million recorded in Other (income) expense, net on the Consolidated Statements of Operations.

•
On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir Global Holdings, LLC ("Ranir"), a privately-held leading global supplier of private label and branded oral self-care products. After post-closing adjustments, total cash consideration paid was $747.7 million, net of $11.5 million cash acquired. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions.

Year Ended December 31, 2018

•
During the year ended December 31, 2018, our divested financial asset Tysabri® met the 2018 global net sales threshold resulting in a $170.1 million gain. We received the $250.0 million royalty payment on February 22, 2019.

•	During the year ended December 31, 2018, we repurchased $400.0 million worth of shares as part of our authorized share repurchase plan.

Perrigo Company plc - Item 7
Consolidated

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Financial Results

	Year Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2017
Net sales	$4,837.4	$4,731.7	$4,946.2
Gross profit	$1,773.3	$1,831.5	$1,979.5
Gross profit %	36.7%	38.7%	40.0%
Operating income	$204.8	$236.5	$598.2
Operating income %	4.2%	5.0%	12.1%

*	Total net sales by geography is derived from the location of the entity that sells to a third party.

Year Ended December 31, 2019 vs. December 31, 2018

Net sales increased $105.7 million, or 2%, due to:

•
$279.4 million, or a 6%, net increase due to new product sales of $230.5 million, an increase of $151.4 million due to our acquisition of Ranir, and an overall increase in demand for existing products, partially offset by normal levels of competition-driven pricing pressure primarily in our RX segment and a $59.0 million decrease due to discontinued products; partially offset by

•	$173.7 million decrease due to:

◦	$86.4 million decrease due primarily to unfavorable Euro foreign currency translation;

◦	$50.2 million decrease due to our divested animal health business;

◦	$27.9 million decrease due to our exited infant foods business; and

◦	$9.2 million decrease due to the retail market withdrawal of Ranitidine products.

Operating income decreased $31.7 million, or 13%, due to:

•
$58.2 million decrease in gross profit, or a 200 basis point decrease in gross profit as a percentage of net sales, due primarily to normal levels of competition-driven pricing pressure in our RX segment, the retail market withdrawal of Ranitidine products and unfavorable product mix; partially offset by

Perrigo Company plc - Item 7
Consolidated

•	$26.5 million decrease in operating expenses due primarily to:

◦
$39.9 million decrease in impairment charges due primarily to the absence of $221.9 million in impairment charges related to animal health goodwill and intangible assets and certain in-process research and development ("IPR&D") taken in the prior year period; partially offset by $184.5 million in current year impairments primarily for our RX U.S. reporting unit goodwill and certain definite-lived intangible assets in our RX and CSCI segments; and

◦
$31.1 million decrease in R&D expenses primarily related to the absence of a $50.0 million upfront license fee payment to enter into a license agreement with Merck Sharp & Dohme Corp in the prior year period, partially offset by current year innovation investments and pre-commercialization R&D costs for generic albuterol sulfate inhalation aerosol, the generic version of ProAir® HFA; partially offset by

◦	$17.8 million increase due to the absence of an insurance recovery received in the prior year; and

◦
$20.6 million increase in selling and administrative expenses due primarily to restored employee incentive compensation, increased acquisition and integration-related charges due to the Ranir acquisition; partially offset by favorable Euro foreign currency translation.

Year Ended December 31, 2018 vs. December 31, 2017

Net sales decreased $214.5 million, or 4%, due primarily to:

•
$159.3 million, or a 3%, net decrease due primarily to normal levels of competition-driven pricing pressure primarily in our RX segment, discontinued products of $66.4 million, and a decrease in volume in most segments, partially offset by $169.8 million increase due to new product sales; and

•	$55.2 million decrease due to:

◦	$88.7 million decrease due to our divested Russian business and Israel API business; partially offset by

◦	$33.5 million increase due primarily to favorable Euro foreign currency translation.
Operating income decreased $361.7 million, or 60%, due primarily to:

•
$148.0 million decrease in gross profit, or a 130 basis point decrease in gross profit as a percentage of net sales, due primarily to pricing pressure in our CSCA and RX segments, unfavorable product mix, and operating variances and increased input costs; partially offset by favorable pricing and benefits from continued insourcing initiatives in our CSCI segment; and

•	$213.7 million increase in operating expenses due primarily to:

◦
$176.9 million increase in impairment charges related primarily to animal health goodwill and intangible assets in 2018; partially offset by 2017 impairment charges related to certain definite-lived intangible assets and IPR&D;

◦	$50.9 million increase in R&D expense primarily related to a $50.0 million upfront license fee payment to enter into a license agreement with Merck Sharp & Dohme Corp;

◦	$38.0 million increase due to the absence of a gain for the sale of certain ANDAs recognized in 2017, and the absence of a gain related to contingent consideration adjustments; partially offset by

◦	$32.4 million decrease in restructuring expense due primarily to the cost reduction initiatives and strategic organizational enhancements taken in 2017; and

◦	$17.8 million decrease due primarily to an insurance recovery.

Recent Developments

Internal Revenue Service Notices of Proposed Adjustments

On August 22, 2019, we received a draft Notice of Proposed Adjustment ("NOPA") from the IRS with respect to our fiscal tax years ended June 28, 2014 and June 27, 2015, relating to the deductibility of interest on $7.5 billion in

Perrigo Company plc - Item 7
Consolidated

debts owed to Perrigo Company plc by Perrigo Company, a Michigan corporation and wholly-owned indirect subsidiary of Perrigo Company, plc. The debts were incurred in connection with the Elan merger transaction in 2013. The draft NOPA would cap the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum from the rates agreed to by the parties), on the stated ground that the loans were not negotiated on an arms’-length basis. As a result of the proposed interest rate reduction, the draft NOPA proposes a reduction in gross interest expense of approximately $480.0 million for fiscal years 2014 and 2015. If the IRS were to prevail in its proposed adjustment, we estimate an increase in tax expense for such fiscal years of approximately $170.0 million, excluding interest and penalties. In addition, we would expect the IRS to seek similar adjustments for the period from June 28, 2015 through December 31, 2019. If those further adjustments were sustained, based on our preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense would not exceed $200.0 million, excluding interest and penalties, for the period June 28, 2015 through December 31, 2019. We do not expect any similar adjustments beyond December 31, 2019 as proposed regulations, issued under section 267A of the Internal Revenue Code, would eliminate the deductibility of interest on this debt. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies. No payment of any amount related to the proposed adjustments is required to be made, if at all, until all applicable proceedings have been completed.

Following receipt of the draft NOPA, Perrigo provided the IRS with a detailed written response on September 20, 2019. That submission included an analysis by external advisors that supported the original interest rates as being consistent with arms'-length rates for comparable debt and explained why the exam team's analyses and conclusions were both factually and legally misguided. Based on discussions with the IRS, we had believed that the IRS staff would take our submission into account and meet with us to discuss whether this issue could be resolved at the examination level. However, in the weeks following such discussions, IRS staff advised that they would not respond in detail to our September submission or negotiate the interest rate issue prior to issuing a final NOPA consistent with the draft NOPA. Accordingly, we currently expect that we will receive a final NOPA regarding this matter that proposes substantially the same adjustments described in the draft NOPA. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on our liquidity and capital resources (refer to Item 1A. Risk Factors - Tax Related Risks and Item 8. Note 15).

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena’s in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on our liquidity and capital resources (refer to Item 1A. Risk Factors - Tax Related Risks and Item 8. Note 15).

Irish Tax Appeals Commission Notice of Amended Assessment

On October 30, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Amended Assessment ("NoA") on November 29, 2018, which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties.

We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. In connection with that, Elan Pharma was granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue. The judicial review filing is based

Perrigo Company plc - Item 7
Consolidated

on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. The High Court has scheduled a hearing in this judicial review proceeding in April 2020, and we would expect a decision in this matter in the second half of 2020. If we are ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made. If for any reason the judicial review proceedings are ultimately unsuccessful in establishing that Irish Revenue's issuance of the NoA breaches our legitimate expectations, Elan Pharma will reactivate its appeal to challenge the merits of the NoA before the Tax Appeals Commission. While we believe our position to be correct, there can be no assurance of an ultimate favorable outcome, and if the matter is resolved unfavorably it could have a material adverse impact on our liquidity and capital resources (refer to Item 1A. Risk Factors - Tax Related Risks and Item 8. Note 15).

Impairments

Throughout the years ended December 31, 2019, December 31, 2018, and December 31, 2017, we identified impairment indicators for various assets across our different segments, and therefore, we performed impairment testing. Below is a summary of the impairment charges recorded by segment (in millions):

	Year Ended
	December 31, 2019
	CSCA	CSCI(1)	RX(2)	Total
Goodwill	$—	$—	$109.2	$109.2
Definite-lived intangible assets	—	9.7	59.8	69.5
IPR&D	4.1	0.1	1.6	5.8
	$4.1	$9.8	$170.6	$184.5

(1) Relates primarily to an intangible asset for certain pain relief products that we license from a third party.
(2) Relates primarily to our RX U.S. reporting unit goodwill, and definite-lived intangible assets for our generic clindamycin and benzoyl peroxide topical gel (generic equivalent to Benzaclin®), our Evamist® branded product, and a generic product.

	Year Ended
	December 31, 2018
	CSCA(1)	CSCI	Total
Goodwill	$136.7	$—	$136.7
Indefinite-lived intangible assets	27.7	—	27.7
Definite-lived intangible assets	48.9	0.7	49.6
Assets held-for-sale	0.6	1.1	1.7
IPR&D	8.7	—	8.7
	$222.6	$1.8	$224.4

(1) Relates primarily to animal health and certain IPR&D.

Perrigo Company plc - Item 7
Consolidated

	Year Ended
	December 31, 2017
	CSCA(1)	CSCI(2)	RX(3)	Other(4)	Total
Definite-lived intangible assets	$—	$—	$19.7	$—	$19.7
Assets held-for-sale	—	3.7	—	3.3	7.0
IPR&D	—	1.1	11.6	—	12.7
Property, plant, and equipment	4.5	—	3.6	—	8.1
	$4.5	$4.8	$34.9	$3.3	$47.5

(1) Relates to certain idle property, plant and equipment.
(2) Relates primarily to our Russian business, which was sold August 25, 2017.
(3) Relates primarily to intangible assets acquired through the Lumara Health, Inc. acquisition and IPR&D assets acquired in conjunction with certain Development-Stage Rx Products.
(4) Relates to our Israel API business, which was sold November 21, 2017.

CONSUMER SELF-CARE AMERICAS

Recent Developments

•
On February 20, 2020, we entered into a definitive agreement to acquire the oral care assets of High Ridge Brands for cash of $113.0 million. The transaction is expected to close in the first quarter of 2020 subject to bankruptcy court approval in connection with High Ridge Brands’ Chapter 11 cases, as well as other customary closing conditions. This transaction, in combination with our existing children’s oral self-care portfolio, provides a new platform for disruptive product innovation in the form of exclusive store and value brand programs that challenge current national brand oral care offerings.

•
On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. The acquisition, which includes a portfolio of antibacterial toothbrush protectors, kids’ toothbrush protectors and tongue cleaners, complements our current portfolio of oral self-care products, and leverages our manufacturing and marketing platform. Operating results attributable to the products will be included in our CSCA segment. Total consideration paid was $24.7 million, subject to customary post-closing adjustments

•
On November 29, 2019, we acquired the branded OTC rights to Prevacid®24HR from GlaxoSmithKline for $61.5 million. The acquisition of Prevacid®24HR expands our U.S. OTC presence with a leading brand in our digestive health product category.

•
During the three months ended September 28, 2019, after regulatory bodies announced worldwide that Ranitidine may potentially contain N-nitrosodimethylamine ("NDMA"), a known environmental contaminant, we promptly began testing our externally-sourced Ranitidine API and Ranitidine-based products. On October 8, 2019, we halted shipments of the product based upon preliminary results. Based on the totality of data gathered, we made the decision to conduct a voluntary retail market withdrawal, which resulted in a decrease in net sales of $7.4 million and a decrease in gross profit of $15.5 million in our CSCA segment.

•
On July 8, 2019, we completed the sale of our animal health business to PetIQ for cash consideration of $182.5 million, which resulted in a pre-tax gain of $71.7 million recorded in Other (income) expense, net on the Consolidated Statements of Operations.

•
On July 1, 2019, we acquired Ranir, a privately-held leading global supplier of private label and branded oral self-care products, for $747.7 million. This transaction advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions.

•
On April 1, 2019, we purchased the ANDAs and other records and registrations of Budesonide Nasal Spray, a generic equivalent of Rhinocort Allergy® and Triamcinolone Nasal Spray, a generic equivalent of Nasacort Allergy®, from Barr Laboratories, Inc., a subsidiary of Teva Pharmaceuticals, for a total of $14.0 million in cash.

Perrigo Company plc - Item 7
CSCA

Segment Financial Results

Year Ended December 31, 2019 vs. December 31, 2018

	Year Ended
(in millions)	December 31, 2019	December 31, 2018
Net sales	$2,487.7	$2,411.6
Gross profit	$798.9	$789.0
Gross profit %	32.1%	32.7%
Operating income	$414.0	$174.4
Operating income %	16.6%	7.2%

Net sales increased $76.1 million, or 3%, due primarily to:

•
$162.1 million, or 7%, net increase due primarily to an increase of $106.4 million due to our acquisition of Ranir, increased volume due to OTC category growth, market share gains from store brand competitors partly driven by $36.2 million of new product sales, growth in OTC e-commerce, and increased OTC store brand penetration versus national brand, partially offset by lower infant formula contract pack sales as several branded customers made the strategic decision to exit the category, lower net sales in the Mexico business, and competition-driven pricing pressure; partially offset by

•	$85.5 million decrease due to:

◦	$50.2 million decrease due to our divested animal health business;

◦	$27.9 million decrease due to our exited foods business; and

◦	$7.4 million decrease due to the retail market withdrawal of Ranitidine products.

Operating income increased $239.6 million, or 137%, due primarily to:

•
$9.9 million increase in gross profit due primarily to increased net sales as described above, but a 60 basis point decrease in gross profit as a percentage of net sales, due primarily to pricing pressures, the retail market withdrawal of Ranitidine products, and unfavorable product mix; and

•	$229.7 million decrease in operating expenses due primarily to:

◦
$218.4 million decrease in impairment charges due primarily to the absence of $213.2 million in impairment charges related to animal health goodwill and intangible assets and a $5.0 million decrease in certain IPR&D impairments; and

◦
$34.5 million decrease in R&D expense due primarily to the absence of a $50.0 million upfront license fee payment to enter into a license agreement with Merck; partially offset by current year innovation investments; partially offset by

◦
$15.5 million increase in selling and administrative expenses due primarily to increased advertising and promotional spending to support product launches and eCommerce growth, an increase in employee-related expenses, and the acquisition of Ranir; and

◦	$7.1 million increase in other operating expenses due to an asset abandonment related to our operations in Vermont.

Perrigo Company plc - Item 7
CSCA

Year Ended December 31, 2018 vs. December 31, 2017

	Year Ended
(in millions)	December 31, 2018	December 31, 2017
Net sales	$2,411.6	$2,429.9
Gross profit	$789.0	$843.7
Gross profit %	32.7%	34.7%
Operating income	$174.4	$470.9
Operating income %	7.2%	19.4%

Net sales decreased $18.3 million, or 1%, due primarily to:

•
$14.9 million, or 1%, net decrease due to discontinued products of $32.1 million and a decrease of existing product sales due to lost distribution and channel dynamics in our animal health category and normal levels of competition-driven pricing pressure, partially offset by a $48.7 million increase due to new product sales; and

•	$3.4 million decrease due to unfavorable Mexican peso foreign currency translation.
Operating income decreased $296.5 million, or 63%, due primarily to:

•
$54.7 million decrease in gross profit, or a 200 basis point decrease in gross profit as a percentage of net sales, due primarily to operating variances and increased input costs, lower sales in the higher margin animal health business and pricing pressure; and

•	$241.8 million increase in operating expenses due primarily to:

◦	$218.0 million increase in impairment charges due primarily to animal health goodwill and intangible assets; and

◦	$44.8 million increase in R&D expense due primarily to a $50.0 million upfront license fee payment to enter into a license agreement with Merck; partially offset by

◦	$26.9 million decrease in restructuring expense related to the cost reduction initiatives taken in 2017.

CONSUMER SELF-CARE INTERNATIONAL

Recent Developments

•
During the three months ended December 31, 2019, we identified impairment indicators related to certain pain relief products that we licensed from a third party and reported as a definite-lived intangible asset. The impairment indicators related to commercial launch delays and a decision by the licensor to not extend the license agreement upon expiration. We determined the asset was fully impaired and recorded an asset impairment of $9.7 million.

•
During the three months ended September 28, 2019, after regulatory bodies announced worldwide that Ranitidine may potentially contain NDMA, a known environmental contaminant, we promptly began testing our externally sourced Ranitidine API and Ranitidine-based products. On October 8, 2019, we halted shipments of the product based upon preliminary results. Based on the totality of data gathered, we made the decision to conduct a voluntary retail market withdrawal, which resulted in a decrease in net sales of $1.8 million and a decrease in gross profit of $2.9 million in our CSCI segment.

•
On July 1, 2019, we acquired Ranir, a transaction that advances our transformation to a consumer-focused, self-care company while enhancing our position as a global leader in consumer self-care solutions. Ranir's non-U.S. operations are primarily in the United Kingdom, France, Germany, and China.

Perrigo Company plc - Item 7
CSCI

Segment Financial Results

Year Ended December 31, 2019 vs. December 31, 2018

	Year Ended
(in millions)	December 31, 2019	December 31, 2018
Net sales	$1,382.2	$1,399.3
Gross profit	$639.5	$668.7
Gross profit %	46.3%	47.8%
Operating income	$19.6	$6.8
Operating income %	1.4%	0.5%

Net sales decreased $17.1 million, or 1%, due primarily to:

•
$71.6 million, or 5%, net increase due to new product sales of $108.0 million driven by the launch of XLS-Medical Forte 5 and new products in the Phytosun® naturals portfolio, a $45.0 million increase due to our acquisition of Ranir, and volume increases in our UK store brand business, partially offset by lower net sales in France associated with restructuring the sales force and a $13.1 million decrease due to discontinued products; more than offset by

•	$88.7 million decrease due to:

◦	$86.9 million decrease due primarily to unfavorable Euro foreign currency translation; and

◦	$1.8 million decrease due to the retail market withdrawal of Ranitidine products.

Operating income increased $12.8 million, or 188%, due to:

•
$29.2 million decrease in gross profit due primarily to unfavorable Euro foreign currency translation, partially offset by the acquisition of Ranir and a 150 basis point decrease in gross profit as a percentage of net sales due primarily to improved performance in the UK store brand business and the acquisition of Ranir, both of which have relatively lower gross margins than the overall portfolio; more than offset by

•	$42.0 million decrease in operating expenses due primarily to:

◦	$42.4 million decrease in selling and administrative expenses due primarily to favorable Euro foreign currency translation, partially offset by an increase in employee-related expenses; and

◦	$7.7 million decrease in restructuring expenses due primarily to the absence of cost reduction initiatives that were taken in the prior year; partially offset by

◦	$7.9 million increase in impairment charges due primarily to a certain definite-lived intangible asset.

Year Ended December 31, 2018 vs. December 31, 2017

	Year Ended
(in millions)	December 31, 2018	December 31, 2017
Net sales	$1,399.3	$1,406.2
Gross profit	$668.7	$651.2
Gross profit %	47.8%	46.3%
Operating income (loss)	$6.8	$(2.7)
Operating income (loss) %	0.5%	(0.2)%

Perrigo Company plc - Item 7
CSCI

Net sales decreased $6.9 million due primarily to:

•
$11.2 million net decrease due primarily to lower sales in the healthy lifestyle and upper respiratory categories and $19.7 million decrease due to discontinued products, partially offset by new product sales of $76.6 million; partially offset by

•	$4.3 million increase due to:

◦	$37.3 million increase due to favorable Euro foreign currency translation; partially offset by

◦	$33.0 million decrease due to the exited Russian business and 2017 distribution phase out initiatives.
Operating income increased $9.5 million due to:

•
$17.5 million increase in gross profit, or a 150 basis point increase in gross profit as a percentage of net sales, due primarily to brand prioritization and exit of low margin businesses, improved pricing and benefits from continued insourcing initiatives; partially offset by

•
$8.0 million increase in operating expenses due primarily to $5.8 million increase in distribution expense, and $3.0 million increase in R&D expense due primarily to innovation investments and the effect of foreign currency translation.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
Although pricing pressure is showing some signs of moderation, during 2019 we continued to experience a significant year-over-year reduction in pricing in our RX segment due to competitive pressure. We expect softness in pricing to continue to impact the segment for the foreseeable future.

•
On February 24, 2020, along with our partner Catalent Pharma Solutions, we received approval from the U.S. Food and Drug Administration on our abbreviated new drug application for generic albuterol sulfate inhalation aerosol, the first AB-rated generic version of ProAir® HFA. Shortly after approval, we launched with limited commercial quantities and anticipate that we will be in a position to provide a steady supply of this product by the fourth quarter of 2020.

•
During the three months ended December 31, 2019, we tested our RX U.S. reporting unit for impairment. The impairment indicators related to a combination of industry and market factors that led to reduced projections of future cash flows. We determined the reporting unit was impaired and recorded an impairment charge of $109.2 million.

•
During the three months ended December 31, 2019, we identified impairment indicators on a definite-lived intangible asset related to our clindamycin and benzoyl peroxide topical gel (generic equivalent to Benzaclin®). Increased competition caused price erosion that lowered our long-range revenue forecast, which indicated the asset was no longer recoverable and was partially impaired. We recorded an asset impairment of $21.2 million.

•
On July 2, 2019, we purchased the Abbreviated New Drug Application ("ANDA") for a generic gel product for $49.0 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019.

•
During the three months ended September 28, 2019, we identified impairment indicators related to our Evamist® branded product, which is a definite-lived intangible asset. The indicators related to a decline in sales volume and a corresponding reduction in our long-range revenue forecast. We recorded an asset impairment of $10.8 million.

•
On May 17, 2019, we purchased the ANDA for a generic product used to relieve pain for $15.7 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019.

Perrigo Company plc - Item 7
RX

•
During the three months ended June 29, 2019, we identified impairment indicators for a certain definite-lived asset related to changes in pricing and competition in the market, which lowered the projected cash flows we expect to generate from the asset. We recorded an asset impairment of $27.8 million.

Segment Financial Results

Year Ended December 31, 2019 vs. December 31, 2018

	Year Ended
(in millions)	December 31, 2019	December 31, 2018
Net sales	$967.5	$920.8
Gross profit	$334.9	$373.9
Gross profit %	34.6%	40.6%
Operating income	$2.6	$214.6
Operating income %	0.3%	23.3%

Net sales increased $46.7 million, or 5%, due primarily to:

•
$87.5 million increase due to new product sales of $86.3 million driven mainly by Acyclovir cream (generic equivalent to Zovirax® cream), Testosterone Gel 1.62% (generic equivalent to Androgel®), and the Scopolamine Patch relaunch and higher volumes of existing product sales to meet the increased demand of our existing customers, partially offset by competition-driven pricing pressure; partially offset by

•	$41.8 million of discontinued products.

Operating income decreased $212.0 million, or 99%, due to:

•
$39.0 million decrease in gross profit, or a 600 basis point decrease in gross profit as a percentage of net sales, due primarily to competition-driven pricing pressure, and unfavorable product mix; and

•
$173.0 million increase in operating expense due primarily to $170.7 million increase in impairment charges related to goodwill, certain definite-lived intangible assets and IPR&D, and a $4.8 million increase in R&D expense due primarily to pre-commercialization R&D costs for generic albuterol sulfate inhalation aerosol, the generic version of ProAir® HFA.

Year Ended December 31, 2018 vs. December 31, 2017

	Year Ended
(in millions)	December 31, 2018	December 31, 2017
Net sales	$920.8	$1,054.4
Gross profit	$373.9	$454.6
Gross profit %	40.6%	43.1%
Operating income	$214.6	$306.1
Operating income %	23.3%	29.0%

Net sales decreased $133.6 million, or 13%, due primarily to:

•
$176.8 million decrease due to $162.2 million decrease in sales of existing products due primarily to increased competition-driven pricing pressure and decreased sales volumes of certain products and $14.6 million decrease due to discontinued products; partially offset by

Perrigo Company plc - Item 7
RX

•	$43.2 million increase due to new product sales due primarily to Testosterone Gel 1.62% (generic equivalent to Androgel®).

Operating income decreased $91.5 million, or 30%, due to:

•
$80.7 million decrease in gross profit, or a 250 basis point decrease in gross profit as a percentage of net sales, due primarily to pricing pressure and unfavorable product mix as a result of sales growth in lower margin products; and

•	$10.8 million increase in operating expense due primarily to:

◦
$23.0 million increase for the absence of the gain on the sale of certain ANDAs recognized in the prior year, $15.0 million increase for the absence of the gain related to contingent consideration adjustments, and $9.8 million increase in R&D expense due to timing of clinical trials; partially offset by

◦	$34.9 million decrease in impairment charges related to certain definite-lived intangible assets and IPR&D.

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

During the year ended December 31, 2017, we completed the divestment of the Tysabri® financial asset to Royalty Pharma for $2.2 billion upfront in cash and up to $250.0 million and $400.0 million in milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma meet specific thresholds in 2018 and 2020, respectively. As a result of this transaction, we transferred the entire financial asset to Royalty Pharma and recorded a $17.1 million gain in Change in financial assets. See "Interest, Other (Income) Expense and Change in Financial Assets (Consolidated)" below.

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

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$231.4	$159.2	$183.9

Perrigo Company plc - Item 7
Other

The $72.2 million increase for the year ended December 31, 2019 compared to the prior year was due primarily to a $31.0 million increase in legal and consulting fees partially due to the absence of a $17.8 million insurance recovery received in the prior year, a $15.6 million increase in acquisition and integration-related charges related to the Ranir acquisition, a $13.8 million increase in employee compensation expenses, and a $10.7 million increase due primarily to our strategic transformation initiative and the reorganization of our executive management team.

The $24.7 million decrease for the year ended December 31, 2018 compared to the prior year was due primarily to an insurance recovery of $17.8 million, a decrease in legal and consulting fees of $8.7 million and, a decrease in restructuring expense of $5.5 million related to strategic organizational enhancements; partially offset by an increase in employee-related expenses of $5.2 million.

Interest, Other (Income) Expense and Change in Financial Assets (Consolidated)

	Year Ended
(in millions)	December 31, 2019	December 31, 2018	December 31, 2017
Change in financial assets	$(22.1)	$(188.7)	$24.9
Interest expense, net	$121.7	$128.0	$168.1
Other (income) expense, net	$(66.0)	$6.1	$(10.1)
Loss on extinguishment of debt	$0.2	$0.5	$135.2

Change in Financial Assets

The proceeds from our 2017 sale of the Tysabri® financial asset consisted of $2.2 billion in upfront cash and up to $250.0 million and $400.0 million in contingent milestone payments related to 2018 and 2020, respectively. During the year ended December 31, 2019 we received the $250.0 million contingent milestone payment.

During the year ended December 31, 2019 the fair value of the Royalty Pharma milestone payment related to 2020 increased by $22.1 million to $95.3 million. These adjustments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out.

In order for us to receive the milestone payment related to 2020 of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed threshold in 2020, we will write-off the $95.3 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $304.7 million in Change in financial assets on the Consolidated Statements of Operations (refer to Item 8. Note 7).

During the year ended December 31, 2018, royalties on global net sales of Tysabri® received by Royalty Pharma met the 2018 threshold resulting in an increase to the asset and a gain of $170.1 million recognized in Change in financial assets on the Consolidated Statement of Operations. Also during that period, the fair value of the remaining Royalty Pharma contingent milestone payment related to 2020 increased $18.6 million due to higher projected global net sales of Tysabri® and the estimated probability of achieving the contingent milestone payment related to 2020.

Interest Expense, Net

The $6.3 million decrease during the year ended December 31, 2019 compared to the prior year was due primarily to changes in our underlying hedge exposure and interest income (refer to Item 8. Note 9).

The $40.1 million decrease during the year ended December 31, 2018 compared to the prior year was the result of early debt repayments made during the year ended December 31, 2017.

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Other (Income) Expense, Net

The $72.1 million change was due primarily to a $71.7 million pre-tax gain on the sale of our animal health business (refer to Item 8. Note 3)

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

Income Taxes (Consolidated)

The effective tax rates were as follows:

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
14.6%	54.9%	57.3%

The effective tax rate for the year ended December 31, 2019 decreased in comparison to the prior year due primarily to a decrease in the U.S. valuation allowance offset by increased U.S. permanent adjustments largely due to disallowed interest expense.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the Notice of Assessment ("NoA") and the draft and final Notices of Proposed Adjustment ("NOPAs") and other contingencies. We note that no payment of the additional amounts assessed by Irish Revenue pursuant to the NoA or proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a final determination of the matter is reached that is adverse to us, which could take several years in either case (refer to Item 8. Note 15 for additional information on the NoA and NOPAs). Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters, could ultimately require the use of corporate assets to pay such assessments, damages resulting from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NoA, the NOPAs or other contingencies have a material impact on our capital requirements.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

*    Working capital represents current assets less current liabilities, excluding cash and cash equivalents and current indebtedness.

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

Cash Generated by (Used in) Operating Activities

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Year Ended December 31, 2019 vs. December 31, 2018

The $205.2 million decrease in operating cash flow was due primarily to:

•	$161.7 million decrease in cash due to the change in accounts receivable due primarily to timing of sales and receipt of payments primarily in RX and CSCI, and our acquisition of Ranir;

•	$142.6 million decrease in cash due to prior year tax payments made in the current year, current year estimated tax payments, and an Israeli withholding tax payment; and

•
$74.1 million decrease in cash due to the change in accrued customer programs due primarily to pricing dynamics in our RX segment, as well as timing of rebate and chargeback payments; partially offset by

•
$88.9 million increase in cash due to the change in net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, gain on sale of business, and depreciation and amortization;

•	$36.0 million increase in cash due primarily to changes in operating leases and litigation related settlements;

•
$31.6 million decrease in the use of cash primarily due to the continued build-up of inventory at a lower level than in the prior year to support customer demands and improved supply management in our CSCA and CSCI segments, and increased volumes in CSCI due to new product launches; and

•	$30.8 million decrease in the use of cash due to the change in accrued payroll and related taxes due primarily to an increase in employee incentive compensation expense.

Year Ended December 31, 2018 vs. December 31, 2017

The $105.9 million decrease in operating cash flow was due primarily to:

•
$190.4 million decrease in cash due to the change in net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, loss on extinguishment of debt, and depreciation and amortization; and

•
$82.6 million decrease in cash due to the change in inventory due primarily to increased volumes and actions to improve customer service in our CSCA segment and increased volumes due to new product launches and changing market dynamics in our RX segment; partially offset by

•
$68.4 million increase in cash due to the change in accounts payable due primarily to timing of payments, mix of payment terms, and the absence of transactions related to the exited Russian business and prior year distribution phase out initiatives;

•	$74.2 million increase in cash due to the change in accrued income taxes due primarily to U.S. Federal tax obligation payments made in the prior year, offset by expected tax refunds;

•	$26.9 million increase in cash due to the change in accrued liabilities due primarily to the change in royalty and profit sharing accruals; and

•
$17.8 million increase in cash due to the change in accounts receivable due primarily to the discontinuation of our Belgium accounts receivable factoring program, more than offset by timing of sales and receipt of payments in our CSCA and RX segments.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Investing Activities
Year Ended December 31, 2019 vs. December 31, 2018

The $469.3 million decrease in investing cash flow was due primarily to:

•	$747.7 million decrease in cash used for the acquisition of Ranir (refer to Item 8. Note 3);

•
$113.5 million decrease in cash used for other acquisitions, primarily for the branded OTC rights to Prevacid®24HR for $61.7 million, an ANDA for a generic gel product for $49.0 million, an ANDA for a generic product used to relieve pain for $15.7 million, and Budesonide Nasal Spray and Triamcinolone Nasal Spray for $14.0 million, partially offset by the absence of $35.6 million of prior year acquisitions primarily related to an ANDA for a generic topical cream (refer to Item 8. Note 3); and

•	$35.1 million decrease in cash used for capital spending, primarily to increase tablet and infant formula capacity and quality/regulation projects; partially offset by

•	$250.0 million receipt of the Royalty Pharma contingent milestone proceeds (refer to Item 8. Note 7); and

•	$177.3 million in proceeds received from divestitures, primarily from our animal health business (refer to Item 8. Note 3).

Capital expenditures for the next twelve months are anticipated to be between $175.0 million and $225.0 million related to manufacturing productivity and efficiency initiatives, increased tablet and infant formula capacity and quality/regulatory projects. We expect to fund these estimated capital expenditures with funds from operating cash flows.

Year Ended December 31, 2018 vs. December 31, 2017

The $2.5 billion decrease in investing cash flow was due primarily to:

•	$2.2 billion absence of proceeds from the 2017 divestment of our Tysabri® financial asset to Royalty Pharma;

•	$149.4 million absence of 2017 net proceeds from sale of business and other assets;

•	$73.6 million decrease in proceeds from royalty rights; and

•	$35.6 million decrease in cash due primarily to the acquisition of an ANDA for a generic topical cream.

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

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Financing Activities

Year Ended December 31, 2019 vs. December 31, 2018

The $573.7 million increase in financing cash flow was due primarily to:

•	$400.0 million absence in share repurchases;

•
$169.0 million increase due to the issuance of long-term debt in our $600.0 million refinance of the 2018 Term Loan in the current period, offset by the absence of our $431.0 million refinance of the 2014 Term Loan; and

•	$4.9 million increase in the change in net borrowings (repayments) of revolving credit agreements and other financing; and

•	$6.5 million decrease in payments on long-term debt; partially offset by

•	$7.5 million increase in dividend payments.

Year Ended December 31, 2018 vs. December 31, 2017

The $2.4 billion increase in financing cash flow was due primarily to:

•	$2.1 billion and $116.1 million decrease due to payments on long-term debt and premium on early debt retirement, respectively, related to debt extinguishment in 2017; and

•	$431.0 million increase in issuance of long-term debt in 2018; partially offset by

•	$208.5 million increase in share repurchases.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. Share repurchases were $0.0 million, $400.0 million, and $191.5 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Dividends paid (in millions)	$112.4	$104.9	$91.1
Dividends paid per share	$0.82	$0.76	$0.64
The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Borrowings and Capital Resources

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in "Other Financing" in Item 8. Note 11. There were no borrowings outstanding under the facilities as of December 31, 2019 or December 31, 2018.

Leases

We had $158.2 million of lease liabilities and $157.5 million of lease assets as of December 31, 2019.

Accounts Receivable Factoring

We have accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. The total amount factored on a non-recourse basis and excluded from accounts receivable was $10.0 million and $24.3 million at December 31, 2019 and December 31, 2018, respectively.

Revolving Credit Agreements

On March 8, 2018, we terminated the revolving credit agreement entered into in December 2014 and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of December 31, 2019 or December 31, 2018.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Term Loans, Notes and Bonds

Total Term Loans, Notes and Bonds outstanding are summarized as follows (in millions):

			Year Ended
			December 31, 2019	December 31, 2018
Term loan
*	2018 Term loan due March 8, 2020		$—	$351.3
	2019 Term loan due August 15, 2022		600.0	—
	Total term loans		600.0	351.3

Notes and bonds
	Coupon	Due
*	5.000%	May 23, 2019	—	137.6
	3.500%	March 15, 2021	280.4	280.4
	3.500%	December 15, 2021	309.6	309.6
*	5.105%	July 28, 2023	151.4	154.9
	4.000%	November 15, 2023	215.6	215.6
	3.900%	December 15, 2024	700.0	700.0
	4.375%	March 15, 2026	700.0	700.0
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		$2,751.4	$2,892.5

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Debt Repayments

During the year ended December 31, 2019, we made $24.7 million in scheduled principal payments. In connection with the Omega acquisition, on March 30, 2015, we assumed a 5.000% retail bond due 2019 in the amount of €120.0 million ($130.7 million). On May 23, 2019 we repaid the bond in full. On August 15, 2019, we refinanced the €284.4 million ($317.1 million) outstanding under the 2018 Term Loan with the proceeds of a new $600.0 million term loan (the "2019 Term Loan"), maturing on August 15, 2022. During the year ended December 31, 2018, we made $51.5 million in scheduled principal payments.

We are in compliance with all covenants under our debt agreements as of December 31, 2019 (refer to Item 8. Note 11 and Note 10 for more information on all of the above debt facilities and lease activity, respectively).

Credit Ratings

Our credit ratings on December 31, 2019 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and S&P Global Ratings, respectively.

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

Contractual Obligations

Our enforceable and legally binding obligations as of December 31, 2019 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions):

	Payment Due
	2020	2021-2022	2023-2024	After 2024	Total
Short and long-term debt (1)	$128.1	$1,412.8	$1,237.2	$1,519.5	$4,297.6
Capital lease obligations	4.1	8.1	3.0	14.2	29.4
Purchase obligations (2)	824.1	21.5	0.3	—	845.9
Operating leases (3)	37.2	47.6	26.9	41.5	153.2
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (4)	—	—	—	104.8	104.8
Other (5)	50.4	6.6	1.8	—	58.8
Total	$1,043.9	$1,496.6	$1,269.2	$1,680.0	$5,489.7

(1)	Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at December 31, 2019.

(2)	Consists of commitments for both materials and services.

(3)	Used in normal course of business, principally for warehouse facilities and computer equipment.

(4)
Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post employment benefits. Of this amount, we have funded $34.4 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.

(5)
Primarily includes consulting fees, legal settlements, contingent consideration obligations, restructuring accruals, insurance obligations, and electrical and gas purchase contracts, which were accrued in Other current liabilities and Other non-current liabilities at December 31, 2019 for all years.

We fund our U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions, which we expect to be approximately $24.8 million over the next 12 months. Future contributions are dependent upon various factors, including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. We generally expect to fund all future contributions with cash flows from operating activities.

As of December 31, 2019, we had approximately $448.6 million of liabilities for uncertain tax positions, including interest and penalties. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $275.2 million as of December 31, 2019. This amount is not included in the Contractual Obligations table above because we believe this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

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

The aggregate gross-to-net adjustments related to RX products can exceed 50% of the segment's gross sales. In contrast, the aggregate gross-to-net adjustments related to CSCA and CSCI typically do not exceed 10% of the segment's gross sales. The following table summarizes the activity in Accrued customer programs and allowance accounts on the Consolidated Balance Sheets (in millions):

	RX				All Other Segments
	Chargebacks	Medicaid Rebates	Sales Returns and Shelf Stock Allowances	Admin. Fees and Other Rebates	Rebates and Other Allowances	Total
Balance at December 31, 2017	$229.9	$36.8	$76.2	$43.2	$126.2	$512.3
Foreign currency translation adjustments	—	—	—	—	(3.5)	(3.5)
Provisions / Adjustments	1,754.4	58.3	17.0	99.6	270.3	2,199.6
Credits / Payments	(1,718.3)	(58.7)	(22.2)	(98.3)	(276.1)	(2,173.6)
Balance at December 31, 2018	$266.0	$36.4	$71.0	$44.5	$116.9	$534.8
Balances acquired in business acquisition	—	—	—	—	5.7	5.7
Balances disposed of in business divestiture	—	—	—	—	(4.1)	(4.1)
Foreign currency translation adjustments	—	—	—	—	(1.7)	(1.7)
Provisions / Adjustments	2,127.2	47.9	33.9	116.5	224.6	2,550.1
Credits / Payments	(2,157.4)	(56.7)	(33.4)	(126.3)	(227.3)	(2,601.1)
Balance at December 31, 2019	$235.8	$27.6	$71.5	$34.7	$114.1	$483.7

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

CSCA and CSCI Rebates and Other Allowances

In the CSCA and CSCI segments, we offer certain customers a volume incentive rebate if specific levels of product purchases are made during a specified period. The accrual for rebates is based on contractual agreements and estimated levels of purchasing. In addition, we have a reserve for product returns, primarily related to damaged and unsaleable products. We also have agreements with certain customers to cover promotional activities related to our products such as coupon programs, new store allowances, and product displays. The accrual for these activities is based on customer agreements and is established at the time product revenue is recognized.

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

Income Taxes

Our tax rate is subject to adjustment over the balance of the year due to, among other things, income tax rate changes by governments; the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in U.S. generally accepted accounting principles; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided taxes. For the year ended December 31, 2019 we recorded a net decrease in valuation allowances of $56.6 million, comprised primarily of a decrease in the U.S. valuation allowance related to the acquisition of Ranir and disposal of the Perrigo Animal Health business.

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments (refer to Item 8. Note 15).

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters (refer to Item 8. Note 17). We do not incorporate insurance recoveries into our reserves for legal contingencies. We separately record receivables for amounts due under insurance policies when we consider the realization of recoveries for claims to be probable, which may be different than the timing in which we establish the loss reserves.

Perrigo Company plc - Item 7
Critical Accounting Estimates

Acquisition Accounting

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the specifically identified assets is recorded as goodwill. If the acquired net assets do not constitute a business, or substantially all of the fair value is in a single asset or group of similar assets, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, acquired IPR&D with no alternative future use is charged to expense at the acquisition date.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The acquired intangible assets can include customer relationships, trademarks, trade names, brands, developed product technology and IPR&D assets. In some of our acquisitions, we acquire IPR&D intangible assets. For acquisitions accounted for as business combinations, IPR&D is considered to be an indefinite-lived intangible asset until the research is completed, at which point it then becomes a definite-lived intangible asset, or is determined to have no future use and is then impaired. There are several methods that can be used to determine the fair value of our intangible assets. We typically use an income approach to value the specifically identifiable intangible assets which is based on forecasts of the expected future cash flows. We have historically used a relief from royalty or multi-period excess earnings methodology. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. We typically consult with an independent advisor to assist in the valuation of these intangible assets. Significant estimates and assumptions inherent in the valuations include discount rates, revenue growth assumptions and expected profit margins. We consider marketplace participant assumptions in determining the amount and timing of future cash flows along with the length of our customer relationships, the attrition, product or technology life cycles, barriers to entry and the risk associated with the cash flows in concluding upon our discount rate. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we may record adjustments to the purchase accounting. In addition, unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. With the exception of certain trademarks, trade names, and brands and IPR&D, the majority of our acquired intangible assets are expected to have determinable useful lives. Our assessment as to the useful lives of these intangible assets is based on a number of factors including competitive environment, market share, trademark, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the trademarked or branded products are sold. Definite-lived intangible assets are amortized to expense over their estimated useful life.

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

	Year Ended
	December 31, 2019	December 31, 2018
Volatility	30.0%	30.0%
Rate of return	7.92%	8.05%

In order for us to receive the milestone payment related to 2020, Royalty Pharma payments from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. If Royalty Pharma payments from Biogen for Tysabri® sales do

Perrigo Company plc - Item 7
Critical Accounting Estimates

not meet the prescribed threshold in 2020, we will write-off the $95.3 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $304.7 million in Change in financial assets on the Consolidated Statements of Operations (refer to Item 8. Note 7).

Goodwill

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets received. We have six reporting units subject to impairment testing annually, which we performed on the first day of the fourth quarter of the years ended December 31, 2019, 2018, and 2017. We performed impairment testing more frequently if events suggest an impairment may exist. We had triggering events during the second quarter of the year ended December 31, 2019 and the third quarter of the year ended December 31, 2018, and we performed interim impairment tests in those periods. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows that include assumptions about future performance. The discount rates used in testing each of our reporting units’ goodwill for impairment during our interim and annual testing were based on the weighted average cost of capital determined for each of our reporting units. In our annual impairment test as of September 29, 2019, discount rates ranged from 7.5% to 12.0%, and perpetual growth rates ranged from 0.0% to 2.0%. In our annual impairment test as of September 30, 2018, discount rates ranged from 8.5% to 13.8%, and perpetual growth rates ranged from 2.0% to 3.0%. Changes in these estimates may result in the recognition of an impairment loss. We recorded goodwill impairment losses of $109.2 million related to our RX U.S. reporting unit and $136.7 million related to animal health during the years ended December 31, 2019 and December 31, 2018, respectively, which were recorded in Impairment charges on the Consolidated Statements of Operations. No goodwill impairments were recorded during the year ended December 31, 2017.

The goodwill impairment that we recorded in the RX U.S. reporting unit during the fourth quarter of the year ended December 31, 2019 adjusted the carrying value of the reporting unit to its estimated fair value. Changes in discount rates, projected future cash flows, market valuation multiples and other estimates could result in additional goodwill impairment in this reporting unit in future periods.

During our annual goodwill testing as of September 29, 2019 and September 30, 2018, we determined the fair value of the Branded Consumer Self-care ("BCS") reporting unit included in the CSCI segment was less than 10.0% higher than its net book value in both analyses. We performed additional quantitative analysis during the three months ended December 31, 2018 and concluded that the fair value of the BCS reporting unit remained less than 10.0% higher than its net book value as of December 31, 2018. As a result of the relatively narrow margin between fair value and net book value during the three months ended December 31, 2019 and 2018, this reporting unit is at risk for future impairments if it experiences deterioration in business performance or market multiples or increases in discount rates.

During our annual goodwill testing as of September 29, 2019, we determined the fair value of the CSC UK and Australia reporting unit included in the CSCI segment was less than 20.0% higher than its net book value. With a margin between fair value and net book value in this range, the reporting unit is at risk for future goodwill impairments if it experiences deterioration in business performance or market multiples or increases in discount rates.

The discounted cash flow forecasts used for our reporting units include assumptions about future activity levels in the near term and longer-term. If growth in our reporting units is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in one or more reporting units is impaired in future impairment tests. We continue to monitor the progress of our reporting units and assess them for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

Management performed sensitivity analyses on the discounted cash flow valuations that were prepared to estimate the enterprise values of each reporting unit. Discount rates and perpetual revenue growth rates were increased and decreased by increments of 25 or 50 basis points. For the BCS reporting unit, a 75 basis point increase in the discount rate, or a 50 basis point increase in the discount rate combined with a 25 basis point decrease in the residual growth rate, would indicate potential impairment for this reporting unit. For the CSC UK and

Perrigo Company plc - Item 7
Critical Accounting Estimates

Australia reporting unit, a 150 basis point increase in the discount rate, or a 100 basis point increase in the discount rate combined with a 50 basis point decrease in the residual growth rate, would indicate potential impairment for this reporting unit. Our sensitivities for both the BCS and CSC UK and Australia reporting units assume a corresponding decrease in market valuation multiples. Based on the sensitivity of the discount rate assumptions on these analyses, an increase in the discount rate over the next twelve months could negatively impact the estimated fair value of the reporting units and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of our reporting units over the next twelve months, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis.

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

Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate the translation effect of a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would have increased operating income of our non-U.S. operating units by approximately $31.4 million for the year ended December 31, 2019. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of December 31, 2019, cumulative net currency translation adjustments increased shareholders’ equity by $132.9 million.

We monitor and strive to manage risk related to foreign currency exchange rates. Exposures that cannot be

Perrigo Company plc - Item 7A

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

Perrigo Company plc - Item 8

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perrigo Company plc (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2017-04

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2019 due to the adoption of ASU No. 2017-04, Intangibles - Goodwill and Other.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Perrigo Company plc - Item 8

Valuation of Goodwill for the RX U.S., BCS, and CSC UK and Australia Reporting Units
Description of the Matter
At December 31, 2019, the Company’s goodwill was $4,116.7 million. As discussed in Note 1 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company recorded a goodwill impairment charge of $109.2 million for the year ended December 31, 2019 in the RX U.S. reporting unit.

Auditing management’s annual goodwill impairment test is complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of the reporting units. In particular, the fair value estimates for the RX U.S., Branded Consumer Self-Care (BCS) and Consumer Self-Care UK and Australia (CSC UK and Australia) reporting units were sensitive to significant assumptions such as revenue growth, operating margins, and discount rate, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over the Company’s forecast process as well as controls over management’s review of the significant assumptions discussed above in estimating the fair values of the reporting units.

To test the fair value of the Company’s reporting units, our audit procedures included, among others, assessing methodologies used and testing the significant assumptions discussed above as well as the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to current industry and economic trends, changes in the Company’s business model, customer base or product mix and other relevant factors. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We also reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company and evaluated the implied control premium. We also assessed the historical accuracy of the significant assumptions used by management to determine the fair value of its reporting units. The evaluation of the Company’s methodology and significant assumptions was performed with the assistance of our valuation specialists.

Uncertain Tax Positions
Description of the Matter
As described in Note 15 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At December 31, 2019, the Company had liabilities of $350.5 million, excluding interest and penalties, relating to uncertain tax positions.

Auditing the measurement of the Company’s tax contingencies was challenging because the evaluation of whether a tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws and legal rulings.

Perrigo Company plc - Item 8

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles for uncertain tax positions.

Our audit procedures included, among others, assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. To test the Company’s assessment and measurement of uncertain tax positions, we involved our tax professionals to assess whether the uncertain tax positions identified by the Company are more-likely-than-not to be sustained upon audit and, if so, to assist in testing the assumptions made by the Company in measuring the amount of tax benefit that qualifies for recognition. We also used our knowledge of, and experience with, the application of domestic and international income tax laws by the relevant income tax authorities to evaluate the Company’s assessments of whether the uncertain tax position is more-likely-than-not to be sustained and, if so, the potential outcomes that could occur upon an audit by a taxing authority. We tested the completeness and accuracy of the data and calculations used to determine the amount of tax benefit to recognize. We also evaluated the adequacy of the Company’s disclosures to the consolidated financial statements in relation to these matters.

Chargebacks and Product Returns
Description of the Matter
As described in Note 1 to the consolidated financial statements under the caption “Revenue,” net product sales include estimates of variable consideration for which accruals and allowances have been established. Variable consideration for product sales include chargebacks, which are recorded as Accrued customer programs, and product returns, which are recorded as a reduction to Accounts receivable.

Auditing the chargeback liability and product returns reserve was challenging because of the subjectivity of certain assumptions required to estimate these amounts. In particular, the accrual for chargebacks includes estimates for outstanding claims that have occurred but for which the related claim has not yet been paid and for future claims that will be made when the wholesaler inventory is sold to the indirect customer. These estimates are based on historical chargeback experience and estimated wholesaler inventory levels. In addition, the estimate of the product returns reserve is based on historical experience with actual returns and considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional competition, and changes in formulations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls addressing the risks of material misstatement for chargebacks and product returns. This included, for example, testing controls over management’s review of the significant assumptions used to calculate the chargeback liabilities and product returns reserves discussed above.

To test the Company’s chargeback liability and product returns reserves, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the significant assumptions used by management to estimate its reserves. We also tested the Company's retrospective review of the accuracy of the reserves for product returns, compared the results of the retrospective review to the current year and performed analytical procedures, based on Company and external data sources, to evaluate the completeness of the reserves.

Perrigo Company plc - Item 8

Accounting for Acquisition of Ranir
Description of the Matter
As disclosed in Note 3 to the consolidated financial statements, the Company completed its acquisition of Ranir Global Holdings, LLC (Ranir) in 2019. The transaction was accounted for as a business combination.

The recognition and measurement of the Company’s acquisition of Ranir in the 2019 consolidated financial statements was considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, such as discount rates, revenue growth rates, and projected profit margins, for the valuation of acquired assets, including customer relationships.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls addressing the risks of material misstatement over its accounting for the Ranir acquisition. For example, we tested the effectiveness of controls over the estimation process supporting the recognition and measurement of consideration transferred and customer relationships. We also tested the effectiveness of controls over management’s review of the significant assumptions used in the valuation models.

To test the Company’s accounting for the Ranir acquisition, we performed audit procedures that included, among others, evaluating management’s identification of assets acquired and liabilities assumed and assessing significant assumptions used for the fair value measurements, including the discount rates, revenue growth rates and projected profit margins used in valuing the customer relationships. We involved our valuation specialists to assist with the evaluation of methodologies used by the Company and significant assumptions included in the fair value estimates. We also evaluated the Company’s disclosures to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Grand Rapids, Michigan
February 27, 2020

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net sales	$4,837.4	$4,731.7	$4,946.2
Cost of sales	3,064.1	2,900.2	2,966.7
Gross profit	1,773.3	1,831.5	1,979.5

Operating expenses
Distribution	96.1	94.2	87.0
Research and development	187.4	218.6	167.7
Selling	567.0	595.7	598.4
Administration	503.0	435.9	461.1
Impairment charges	184.5	224.4	47.5
Restructuring	26.3	21.0	61.0
Other operating expense (income)	4.2	5.2	(41.4)
Total operating expenses	1,568.5	1,595.0	1,381.3

Operating income	204.8	236.5	598.2

Change in financial assets	(22.1)	(188.7)	24.9
Interest expense, net	121.7	128.0	168.1
Other (income) expense, net	(66.0)	6.1	(10.1)
Loss on extinguishment of debt	0.2	0.5	135.2
Income before income taxes	171.0	290.6	280.1
Income tax expense	24.9	159.6	160.5
Net income	$146.1	$131.0	$119.6

Earnings per share
Basic	$1.07	$0.95	$0.84
Diluted	$1.07	$0.95	$0.84

Weighted-average shares outstanding
Basic	136.0	137.8	142.3
Diluted	136.5	138.3	142.6

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Net income	$146.1	$131.0	$119.6
Other comprehensive income (loss):
Foreign currency translation adjustments	28.4	(156.1)	328.5
Change in fair value of derivative financial instruments	28.2	(5.7)	9.7
Change in fair value of investment securities	—	—	(14.1)
Change in post-retirement and pension liability	(1.8)	(5.7)	10.8
Other comprehensive income (loss), net of tax	54.8	(167.5)	334.9
Comprehensive income (loss)	$200.9	$(36.5)	$454.5

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$354.3	$551.1
Accounts receivable, net of allowance for doubtful accounts of $6.7 and $6.4, respectively	1,243.2	1,073.1
Inventories	967.3	878.0
Prepaid expenses and other current assets	192.1	400.0
Total current assets	2,756.9	2,902.2
Property, plant and equipment, net	902.8	829.1
Operating lease assets	129.9	—
Goodwill and indefinite-lived intangible assets	4,185.5	4,029.1
Definite-lived intangible assets, net	2,921.2	2,858.9
Deferred income taxes	5.4	1.2
Other non-current assets	399.7	362.9
Total non-current assets	8,544.5	8,081.2
Total assets	$11,301.4	$10,983.4
Liabilities and Shareholders’ Equity
Accounts payable	$520.2	$474.9
Payroll and related taxes	156.4	132.1
Accrued customer programs	394.4	442.4
Other accrued liabilities	229.2	201.3
Accrued income taxes	32.2	96.5
Current indebtedness	3.4	190.2
Total current liabilities	1,335.8	1,537.4
Long-term debt, less current portion	3,365.8	3,052.2
Deferred income taxes	280.6	282.3
Other non-current liabilities	515.1	443.4
Total non-current liabilities	4,161.5	3,777.9
Total liabilities	5,497.3	5,315.3
Commitments and contingencies - Refer to Note 17
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,359.9	7,421.7
Accumulated other comprehensive income	139.4	84.6
Retained earnings (accumulated deficit)	(1,695.5)	(1,838.3)
Total controlling interests	5,803.8	5,668.0
Noncontrolling interest	0.3	0.1
Total shareholders’ equity	5,804.1	5,668.1
Total liabilities and shareholders' equity	$11,301.4	$10,983.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	136.1	135.9

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flows From (For) Operating Activities
Net income	$146.1	$131.0	$119.6
Adjustments to derive cash flows:
Depreciation and amortization	396.5	423.6	444.8
Gain on sale of business	(71.7)	—	—
Share-based compensation	52.2	37.7	43.8
Impairment charges	184.5	224.4	47.5
Asset abandonments	11.0	—	—
Change in financial assets	(22.1)	(188.7)	24.9
Loss on extinguishment of debt	0.2	0.5	135.2
Restructuring charges	26.3	21.0	61.0
Deferred income taxes	(43.9)	(17.9)	(48.9)
Amortization of debt premium	(4.4)	(8.1)	(22.4)
Other non-cash adjustments, net	26.6	(11.1)	(2.7)
Subtotal	701.3	612.4	802.8
Increase (decrease) in cash due to:
Accounts receivable	(140.7)	21.0	3.2
Inventories	(67.0)	(98.6)	(16.0)
Accounts payable	17.0	28.8	(39.6)
Payroll and related taxes	(3.7)	(34.5)	(27.4)
Accrued customer programs	(48.6)	25.5	34.6
Accrued liabilities	(23.2)	(20.9)	(47.8)
Accrued income taxes	(74.5)	68.1	(6.1)
Other, net	27.2	(8.8)	(4.8)
Subtotal	(313.5)	(19.4)	(103.9)
Net cash from operating activities	387.8	593.0	698.9
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	2.9	13.7	87.3
Acquisitions of businesses, net of cash acquired	(747.7)	—	(0.4)
Asset acquisitions	(149.1)	(35.6)	—
Purchase of investment securities	—	(7.5)	—
Proceeds from the Royalty Pharma contingent milestone	250.0	—	—
Additions to property, plant and equipment	(137.7)	(102.6)	(88.6)
Net proceeds from sale of business	182.5	5.2	154.6
Proceeds from sale of the Tysabri® financial asset	—	—	2,200.0
Other investing, net	3.0	—	(14.8)
Net cash from (for) investing activities	(596.1)	(126.8)	2,338.1
Cash Flows From (For) Financing Activities
Borrowings (repayments) of revolving credit agreements and other financing, net	0.5	(4.4)	6.8
Issuances of long-term debt	600.0	431.0	—
Payments on long-term debt	(476.0)	(482.5)	(2,611.0)
Premiums on early debt retirement	—	—	(116.1)
Deferred financing fees	(1.0)	(2.4)	(4.8)
Issuance of ordinary shares	0.9	1.3	0.7
Repurchase of ordinary shares	—	(400.0)	(191.5)
Cash dividends	(112.4)	(104.9)	(91.1)
Other financing, net	(10.2)	(10.0)	2.3
Net cash from (for) financing activities	1.8	(571.9)	(3,004.7)
Effect of exchange rate changes on cash and cash equivalents	9.7	(21.9)	24.1
Net increase (decrease) in cash and cash equivalents	(196.8)	(127.6)	56.4
Cash and cash equivalents, beginning of period	551.1	678.7	622.3
Cash and cash equivalents, end of period	$354.3	$551.1	$678.7

Perrigo Company plc - Item 8

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$136.8	$133.8	$187.6
Interest received	$15.1	$5.0	$9.3
Income taxes paid	$136.2	$144.2	$186.9
Income taxes refunded	$28.0	$5.1	$3.6
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2016	143.4	$8,135.0	$(81.8)	$(2,095.1)	$5,958.1
Net income	—	—	—	119.6	119.6
Other comprehensive income	—	—	334.9	—	334.9
Issuance of ordinary shares under:
Stock options	0.1	0.7	—	—	0.7
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	8.9	—	—	8.9
Compensation for restricted stock	—	34.9	—	—	34.9
Cash dividends, $0.64 per share	—	(91.1)	—	—	(91.1)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(4.0)	—	—	(4.0)
Repurchases of ordinary shares	(2.7)	(191.5)	—	—	(191.5)
Balance at December 31, 2017	140.8	7,892.9	253.1	(1,975.5)	6,170.5

Adoption of new accounting standards	—	—	(1.0)	6.2	5.2
Net income	—	—	—	131.0	131.0
Other comprehensive loss	—	—	(167.5)	—	(167.5)
Issuance of ordinary shares under:
Stock options	0.1	1.3	—	—	1.3
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	8.1	—	—	8.1
Compensation for restricted stock	—	29.6	—	—	29.6
Cash dividends, $0.76 per share	—	(104.9)	—	—	(104.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.3)	—	—	(5.3)
Repurchases of ordinary shares	(5.1)	(400.0)	—	—	(400.0)
Balance at December 31, 2018	135.9	7,421.7	84.6	(1,838.3)	5,668.0

Adoption of new accounting standards	—	—	—	(3.3)	(3.3)
Net income	—	—	—	146.1	146.1
Other comprehensive income	—	—	54.8	—	54.8
Issuance of ordinary shares under:
Stock options	—	0.9	—	—	0.9
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	4.7	—	—	4.7
Compensation for restricted stock	—	50.6	—	—	50.6
Cash dividends, $0.82 per share	—	(112.4)	—	—	(112.4)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.6)	—	—	(5.6)
Balance at December 31, 2019	136.1	$7,359.9	$139.4	$(1,695.5)	$5,803.8

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

Segment Reporting

     During the three months ended March 30, 2019, we changed the composition of our operating and reporting segments. We moved our pharmaceuticals and diagnostic businesses in Israel from the Consumer Self-Care International segment to the Prescription Pharmaceuticals segment and we made certain adjustments to our allocations between segments. These changes were made to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 20. Our new reporting and operating segments are as follows:

•
Consumer Self-Care Americas ("CSCA"), formerly Consumer Healthcare Americas, comprises our consumer self-care business (OTC, contract manufacturing, infant formula, and oral self-care categories and our divested animal health category) in the U.S., Mexico and Canada.

•
Consumer Self-Care International ("CSCI"), formerly Consumer Healthcare International, comprises our branded consumer self-care business primarily in Europe and Australia, our consumer-focused business in the United Kingdom and parts of Asia, and our liquid licensed products business in the United Kingdom.

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

Perrigo Company plc - Item 8
Note 1

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

Net product sales include estimates of variable consideration for which accruals and allowances are established. Variable consideration for product sales consists primarily of chargebacks, rebates, and administrative fees and other incentive programs recorded on the Consolidated Balance Sheets as Accrued customer programs, and sales returns and shelf stock allowances recorded on the Consolidated Balance Sheets as a reduction to Accounts receivable. Where appropriate, these estimates take into consideration a range of possible outcomes in which relevant factors, such as historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, are either probability weighted to derive an estimate of expected value or the estimate reflects the single most likely outcome. Overall, these reserves reflect the best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known. Accrued customer programs and allowances were $483.7 million and $534.8 million at December 31, 2019 and December 31, 2018, respectively.

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

Perrigo Company plc - Item 8
Note 1

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

Perrigo Company plc - Item 8
Note 1

Derivative Instruments

On January 1, 2019, we adopted Accounting Standards Update No. 2017-12 Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") using a modified retrospective approach. Among other provisions, the new standard required modifications to existing presentation and disclosure requirements on a prospective basis. As such, disclosures for the year ended December 31, 2018 conform to the disclosure requirements prior to the adoption of ASU 2017-12.

Prior to the adoption of ASU 2017-12, we were required to separately measure and reflect the amount by which the hedging instrument did not offset the changes in the fair value or cash flows of hedged items, which was referred to as the ineffective amount. We assessed hedge effectiveness on a quarterly basis and recorded the gain or loss related to the ineffective portion of derivative instruments, if any, in Other (income) expense, net on the Consolidated Statements of Operations. Pursuant to the provisions of ASU 2017-12, we are no longer required to separately measure and recognize hedge ineffectiveness. Therefore, we no longer recognize hedge ineffectiveness separately on our Consolidated Statements of Operations, but instead recognize the entire change in the fair value of:

•
Cash flow hedges included in the assessment of hedge effectiveness in Other Comprehensive Income ("OCI"). The amounts recorded in OCI will subsequently be reclassified to earnings in the same line item on the Consolidated Statements of Operations as impacted by the hedged item when the hedged item affects earnings; and

•	Fair value hedges included in the assessment of hedge effectiveness in the same line item on the Consolidated Statements of Operations that is used to present the earnings effect of the hedged item.

Prior to the adoption of ASU 2017-12, we excluded option premiums and forward points (excluded components) from our assessment of hedge effectiveness for our foreign exchange cash flow hedges. We recognized all changes in fair value of the excluded components in Other (income) expense, net, on the Consolidated Statements of Operations. The amendments in ASU 2017-12 continue to allow those components to be excluded from the assessment of hedge effectiveness and add cross-currency basis spread as an allowable excluded component for cash flow and fair value hedges. The provisions of ASU 2017-12 allow a policy election to either continue to recognize changes in the fair value of the excluded components currently in earnings or to recognize the initial value of the excluded component using an amortization approach. For our cash flow hedges, we have elected to recognize the initial value of the excluded component on a straight-line basis over the life of the derivative instrument, within the same line item on the Consolidated Statements of Operations that is used to present the earnings effect of the hedged item. The cumulative effect adjustment between Accumulated Other Comprehensive Income ("AOCI") and Retained earnings (accumulated deficit) from applying this policy on existing hedges at the date of adoption was immaterial.

We record derivative instruments on the balance sheet on a gross basis as either an asset or liability measured at fair value (refer to Note 7). Additionally, changes in a derivative's fair value, which are measured at the end of each period, are recognized in earnings unless a derivative can be designated in a qualifying hedging relationship. All realized and unrealized gains and losses are included within operating activities in the Consolidated Statements of Cash Flows.

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

Perrigo Company plc - Item 8
Note 1

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

Cross currency swaps - In a cross currency swap, interest payments and principal in one currency are exchanged for principal and interest payments in a different currency. Interest payments are exchanged at fixed intervals during the life of the agreement. Changes in the fair value of these swaps are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of these hedges, we use a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both our foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument, other than those due to changes in the spot rate, are initially recorded in AOCI as a translation adjustment. The excluded component is recognized on a systematic and rational basis by accruing the swap payments and receipts within Interest expense, net. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be offset largely by gains and losses on the original underlying asset or liability. We do not use derivative financial instruments for speculative purposes.

The impact of gains and losses on foreign exchange contracts not designated as hedging instruments related to changes in the fair value of assets and liabilities denominated in foreign currencies are generally offset by net foreign exchange gains and losses, which are also included on the Consolidated Statements of Operations in Other (income) expense, net for all periods presented. When we enter into foreign exchange contracts not designated as hedging instruments to mitigate the impact of exchange rate volatility in the translation of foreign earnings, gains and losses will generally be offset by fluctuations in the U.S. dollar-translated amounts of each Income Statement account in current and/or future periods.

For more information on our derivatives, refer to Note 9.

Property, Plant and Equipment, net

Property, plant and equipment, net is recorded at cost and is depreciated using the straight-line method. Useful lives for financial reporting range from 3 to 20 years for machinery and equipment and 10 to 45 years for

Perrigo Company plc - Item 8
Note 1

buildings. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense includes amortization of assets recorded under finance leases and totaled $91.0 million, $90.0 million, and $95.2 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

We held the following property, plant and equipment, net (in millions):

	December 31, 2019	December 31, 2018
Land	$50.4	$49.0
Buildings	578.7	552.3
Machinery and equipment	1,195.8	1,079.3
Gross property, plant and equipment	1,824.9	1,680.6
Less accumulated depreciation	(922.1)	(851.5)
Property, plant and equipment, net	$902.8	$829.1

Leases

We adopted ASU 2016-02, Leases, as of January 1, 2019, using the modified retrospective transition approach, with a cumulative-effect adjustment to the opening balance of retained earnings as of the effective date. The financial results reported in periods prior to 2019 are unchanged. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification.

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

We evaluate arrangements at inception to determine if lease components are included. An arrangement includes a lease component if it identifies an asset and we have control over the asset. For new leases beginning January 1, 2019 or later, we have elected not to separate lease components from the non-lease components included in an arrangement when measuring the leased asset and leased liability for all asset classes.

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

Perrigo Company plc - Item 8
Note 1

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

For more information on our leases, refer to Note 10.

Goodwill and Intangible Assets

Goodwill

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets acquired. Goodwill is tested for impairment annually on the first day of our fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists.

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected discounted future cash flows. Changes in these estimates may result in the recognition of an impairment loss. We have six reporting units that are evaluated for impairment.

Intangible Assets

We have intangible assets that we have acquired through various business acquisitions and include trademarks, trade names and brands, in-process research and development ("IPR&D"), developed product technology/formulation and product rights, distribution and license agreements, customer relationships and distribution networks, and non-compete agreements. The assets are typically valued initially using the relief from royalty method or the multi-period excess earnings method ("MPEEM").

We test indefinite-lived trademarks, trade names, and brands for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists, by comparing the carrying value of the assets to their estimated fair values. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

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

Perrigo Company plc - Item 8
Note 1

Share-Based Awards

We measure and record compensation expense for all share-based awards based on estimated grant date fair values. For awards with only service conditions that are based on graded vesting schedules, we recognize the compensation expense on a straight-line basis over the entire award. Forfeitures on share-based awards are recognized in compensation expense in the period in which they occur.

We estimate the fair value of stock option awards granted based on the Black-Scholes option pricing model, which requires the use of subjective and complex assumptions. These assumptions include estimating the expected term that awards granted are expected to be outstanding, the expected volatility of our stock price for a period commensurate with the expected term of the related options, and the risk-free rate with a maturity closest to the expected term of the related awards. Restricted stock and restricted stock units are valued based on our stock price on the day the awards are granted. The estimated fair value of outstanding Relative Total Shareholder Return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation, which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends (refer to Note 13).

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

We record reserves for uncertain tax positions to the extent it is more likely than not that the tax authority position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. We include interest and penalties attributable to uncertain tax positions and income taxes as a component of our income tax provision (refer to Note 15).

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters (refer to Note 17). We do not incorporate insurance recoveries into our reserves for legal contingencies. We separately record receivables for amounts due under insurance policies when we consider the realization of recoveries for claims to be probable, which may be different than the timing in which we establish the loss reserves.

Research and Development

All R&D costs, including payments related to products under development and research consulting agreements, are expensed as incurred. We incur costs throughout the development cycle, including costs for research, clinical trials, manufacturing validation, and other pre-commercialization approval costs that are included in R&D. We may continue to make non-refundable payments to third parties for new technologies and for R&D work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. R&D expense was $187.4 million, $218.6 million, and $167.7 million, for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. During the year ended December 31, 2018, we paid an up-front license fee of $50.0 million allowing us to develop and commercialize an OTC version of Nasonex-branded products (refer to Note 3).

Perrigo Company plc - Item 8
Note 1

We actively collaborate with other pharmaceutical companies to develop, manufacture and market certain products or groups of products. We may choose to enter into these types of agreements to, among other things, leverage our or others’ scientific research and development expertise or utilize our extensive marketing and distribution resources. Our policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as a development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") approval directly related to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. If we acquire product rights that are in the development phase and as to which we have no assurance that the third party will successfully complete its development milestones, we expense the amount paid (refer to Note 18).

Advertising Costs

Advertising costs relate primarily to print advertising, direct mail, on-line advertising, social media communications, and television advertising and are expensed as incurred. For the year ended December 31, 2019, 90% of advertising expense was attributable to our CSCI segment. Advertising costs were as follows (in millions):

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$142.8	$159.2	$145.3

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

Actuarial gains and losses are recognized on the Consolidated Statement of Operations using the corridor method. Under the corridor method, to the extent that any cumulative unrecognized net actuarial gain or loss exceeds 10% of the greater of the present value of the defined benefit obligation and the fair value of the plan assets, that portion is recognized over the expected average remaining working lives of the plan participants. Otherwise, the net actuarial gain or loss is recorded in OCI. We recognize the funded status of benefit plans on the

Perrigo Company plc - Item 8
Note 1

Consolidated Balance Sheets. In addition, we recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost of the period as a component of OCI (refer to Note 16).

Recent Accounting Standard Pronouncements

Below are recent Accounting Standard Updates ("ASU") that we are assessing to determine the effect on our Consolidated Financial Statements. We do not believe that any other recently issued accounting standards could have a material effect on our Consolidated Financial Statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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

ASU 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ASU 2018-19: Codification Improvements for Topic 326: Measurement of Credit Losses on Financial Instruments

ASU 2019-05: Financial Instruments-Credit Losses: Targeted Transition Relief

ASU 2019-11: Codification Improvements for Topic 326: Measurement of Credit Losses on Financial Instruments

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
		January 1, 2020	We currently plan to adopt the standard on the effective date. Upon adoption, we do not expect a material impact on the Consolidated Financial Statements.

Perrigo Company plc - Item 8
Note 1

Recently Issued Accounting Standards Not Yet Adopted (continued)
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2019-08: Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Share-Based Consideration Payable to a Customer	This guidance requires the application of guidance in Topic 718 when measuring and classifying share-based payments to a customer.	January 1, 2020	We currently plan to adopt the standard on the effective date. Upon adoption, we do not expect a material impact on the Consolidated Financial Statements.
ASU 2018-14: Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans	This guidance amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post-retirement plans.	December 31, 2020	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This guidance enhances and simplifies various aspects of the income tax accounting guidance in ASC 740.	January 1, 2021	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.

NOTE 2 - REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated third-party revenue in the following geographic locations(1) during each of the periods presented below (in millions):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
U.S.	$3,225.6	$3,098.3	$3,272.3
Europe(2)	1,335.8	1,347.6	1,343.6
All other countries(3)	276.0	285.8	330.3
Total net sales	$4,837.4	$4,731.7	$4,946.2

(1)    The net sales by geography is derived from the location of the entity that sells to a third party.

(2)	Includes Ireland net sales of $23.4 million, $25.7 million, and $30.4 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.
(3) Includes revenue generated primarily in Israel, Mexico, Australia, and Canada.

Product Category

We re-aligned our product categories in our CSCA and CSCI segments as of December 31, 2019. The re-alignment standardizes our categories and product level detail to provide consistency. This transformative step will optimize the way in which management reports and evaluates our business.

Perrigo Company plc - Item 8
Note 2

The following is a summary of our revenue by category (in millions), comparative periods reflect the product category re-alignment:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
CSCA(1)
Upper respiratory	$515.2	$492.5	$485.4
Digestive health	413.9	403.6	411.5
Nutrition	394.4	432.4	423.6
Pain and sleep-aids	383.6	388.1	364.8
Healthy lifestyle	352.4	333.6	341.0
Skincare and personal hygiene	182.9	164.1	163.5
Oral self-care	106.4	—	—
Animal health	43.7	93.9	141.3
Vitamins, minerals, and supplements	28.6	26.1	38.0
Other CSCA(2)	66.6	77.3	60.8
Total CSCA	2,487.7	2,411.6	2,429.9
CSCI
Skincare and personal hygiene	371.6	396.5	401.8
Upper respiratory	276.8	276.5	270.8
Vitamins, minerals, and supplements	180.2	187.2	177.9
Healthy lifestyle	173.8	180.7	182.5
Pain and sleep-aids	167.9	170.0	150.8
Oral self-care	51.2	8.9	11.0
Digestive health	27.1	29.5	29.2
Other CSCI(3)	133.6	150.0	182.2
Total CSCI	1,382.2	1,399.3	1,406.2
RX	967.5	920.8	1,054.4
Other	—	—	55.7
Total net sales	$4,837.4	$4,731.7	$4,946.2

(1)    Includes net sales from our OTC contract manufacturing business.

(2)	Consists primarily of diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

(3)
Consists primarily of liquid licensed products, our distribution business and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $286.8 million and $300.5 million for the years ended December 31, 2019 and December 31, 2018, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Perrigo Company plc - Item 8
Note 2

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	December 31, 2019	December 31, 2018	January 1, 2018
Short-term contract assets	Prepaid expenses and other current assets	$26.3	$25.5	$20.5

NOTE 3 - ACQUISITIONS AND DIVESTITURES

Acquisitions During the Year Ended December 31, 2019

Prevacid®24HR

On November 29, 2019, we acquired the branded OTC rights to Prevacid®24HR from GlaxoSmithKline for $61.5 million in cash. We capitalized $61.7 million, inclusive of closing costs, as a brand named intangible asset and began amortizing it over a 20-year useful life. Operating results attributable to the product are included within our CSCA segment.

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

Ranir Global Holdings, LLC

On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir Global Holdings, LLC ("Ranir"), a privately-held company, for total base consideration of $750.0 million in a debt-free, cash-free transaction. After post-closing adjustments, total cash consideration paid was $747.7 million, net of $11.5 million cash acquired. We funded the transaction with cash on hand and borrowings under the 2018 Revolver (as defined in Note 11).

Ranir is headquartered in Grand Rapids, Michigan and is a leading global supplier of private label and branded oral self-care products. Ranir's U.S. operations are reported in our CSCA segment and its non-U.S. operations are reported in our CSCI segment. During the year ended December 31, 2019, we incurred $15.6 million of general transaction costs (legal, banking and other professional fees). The amounts were recorded in Administration expenses and were not allocated to an operating segment.

The acquisition of Ranir was accounted for as a business combination and has been reported in our Consolidated Statements of Operations as of the acquisition date. From July 1, 2019 through December 31, 2019, Ranir generated Net sales of $151.4 million and had $7.6 million of Net income, which is inclusive of a non-recurring charge of $5.7 million related to inventory costs stepped up to acquisition date fair value.

We are in the process of finalizing the allocation of goodwill and other identifiable assets to their respective tax jurisdictions. As a result, the deferred tax balance sheet amounts remain subject to adjustments once the allocation is complete. Additionally, we are finalizing the useful lives of acquired property, plant and equipment. The provisional acquisition amounts recognized for deferred taxes and the useful lives of property, plant and equipment will be finalized as soon as possible but no later than one year from the acquisition date. The final determination may result in tax bases that differ from the preliminary amount of deferred taxes and goodwill recognized, and may result in measurement period adjustments to the depreciation recorded subsequent to acquisition.

Perrigo Company plc - Item 8
Note 3

The following table summarizes the consideration paid for Ranir and the provisional amounts of the assets acquired and liabilities assumed (in millions):

Ranir
Purchase price paid	$759.2

Assets acquired:
Cash and cash equivalents	$11.5
Accounts receivable	40.6
Inventories	59.0
Prepaid expenses and other current assets	4.0
Property, plant and equipment, net	40.8
Operating lease assets	3.7
Goodwill	291.1
Definite-lived intangibles:
Developed product technology, formulations, and product rights	$48.6
Customer relationships and distribution networks	260.0
Trademarks, trade names, and brands	41.0
Indefinite-lived intangibles:
In-process research and development	39.7
Total intangible assets	$389.3
Other non-current assets	2.7
Total assets	$842.7
Liabilities assumed:
Accounts payable	$17.6
Other accrued liabilities	7.7
Payroll and related taxes	5.5
Accrued customer programs	5.7
Deferred income taxes	44.2
Other non-current liabilities	2.8
Total liabilities	$83.5
Net assets acquired	$759.2

The goodwill of $291.1 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, the assembled workforce, and the synergies expected from combining the operations of Perrigo and Ranir. Preliminarily, goodwill of $223.0 million and $68.1 million was allocated to our CSCA and CSCI segments, respectively. We are currently evaluating the tax deductibility of the provisional goodwill. We expect some portion to be deductible for income tax purposes. The definite-lived intangible assets acquired consisted of trademarks and trade names, developed product technologies, and customer relationships. Trademarks and trade names were assigned useful lives that ranged from 20 to 25-years. Developed product technologies were assigned 10-year useful lives and customer relationships were assigned 24-year useful lives. Customer relationships were valued using the multi-period excess earnings method. Trademarks and trade names, developed technology, and in-process research and development were valued using the relief from royalty method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

During the three months ended December 31, 2019, we recorded measurement period adjustments to the valuation of identifiable intangible assets of $46.6 million, deferred tax liabilities of $11.6 million and miscellaneous asset adjustments of $1.3 million. Therefore, goodwill, which was previously reported at acquisition date of $327.4 million, was adjusted to $291.1 million.

Perrigo Company plc - Item 8
Note 3

Pro Forma Impact of Ranir Acquisition

The following table presents unaudited pro forma information as if the Ranir acquisition had occurred on January 1, 2018 and had been combined with the results reported in our Consolidated Statements of Operations for all periods presented (in millions):

	Year Ended
(Unaudited)	December 31, 2019	December 31, 2018
Net sales	$4,975.6	$5,018.9
Net income	$159.3	$96.8

The unaudited pro forma information is presented for information purposes only and is not indicative of the results that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma information presented above includes adjustments primarily for amortization charges for acquired intangible assets, depreciation adjustments for property, plant and equipment that have been revalued, adjustments for certain acquisition-related charges, and related tax effects.
Generic Product Acquisition

On May 17, 2019, we purchased the ANDA for a generic product used to relieve pain, for $15.7 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019 and begin amortizing it over a 20-year useful life. Operating results attributable to the product are included within our RX segment.

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

Acquisitions During the Year Ended December 31, 2018
Generic Product Acquisition

On August 24, 2018, we purchased the ANDA for a generic topical cream for $30.4 million in cash, which we capitalized as a developed product technology intangible asset. We launched this product during the three months ended December 31, 2018 and began amortizing the developed product technology over a 20-year useful life. Operating results attributable to the product are included within our RX segment. Subsequently, during the year ended December 31, 2019, we identified impairment indicators related to changes in pricing and competition in the market, which lowered the projected cash flows that we expect to generate from the asset. We determined the asset was impaired (refer to Note 4 and Note 7).

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

Perrigo Company plc - Item 8
Note 3

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

Divestitures During the Year Ended December 31, 2019

Animal Health Business

On July 8, 2019, we completed the sale of our animal health business to PetIQ for cash consideration of $182.5 million, which resulted in a pre-tax gain of $71.7 million recorded in our CSCA segment in Other (income) expense, net on the Consolidated Statements of Operations.

Divestitures During the Year Ended December 31, 2017

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

On August 25, 2017, we completed the sale of our Russian business, which was previously classified as held-for-sale, to Alvogen Pharma LLC and Alvogen CEE Kft. The total sale price was €12.7 million ($15.1 million), inclusive of an estimated working capital adjustment, resulting in an immaterial gain recorded in our CSCI segment. Prior to closing the sale, we determined that the carrying value of the Russian business exceeded its fair value less the cost to sell, resulting in an impairment charge of $3.7 million for the year ended December 31, 2017.

On November 21, 2017, we completed the sale of our Israel API business, which was previously classified as held-for-sale, to SK Capital for a sale price of $110.0 million, resulting in an immaterial gain recorded in our former Other segment in Other (income) expense, net on the Consolidated Statements of Operations. As a result of the sale, we recognized a guarantee liability (refer to Note 7). Per the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business will be assessed by and liable to the Israel Tax Authority ("ITA") for any audit findings. We are no longer the primary obligor on the liabilities transferred to SK Capital on November 21, 2017, however, we have provided a guarantee on certain obligations. As of December 31, 2019, the remaining guarantee for these obligations is $12.0 million.

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

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

During the year ended December 31, 2019, we early adopted ASU No. 2017-04 which removed the Step 2 requirement in instances when the carrying value of a reporting unit exceeds its fair value. Prospectively, if a reporting unit’s carrying value exceeds its fair value, we will record an impairment charge in the amount of the difference, limited to the amount of goodwill attributed to that reporting unit.

Perrigo Company plc - Item 8
Note 4

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CSCA	CSCI(1)	RX(2)	Total
Balance at December 31, 2017	$1,847.4	$1,205.7	$1,122.3	$4,175.4
Impairments	(136.7)	—	—	(136.7)
Currency translation adjustments	3.0	(54.4)	(7.5)	(58.9)
Balance at December 31, 2018	1,713.7	1,151.3	1,114.8	3,979.8
Business divestitures	(42.2)	—	—	(42.2)
Business acquisitions	223.0	68.1	—	291.1
Impairments	—	—	(109.2)	(109.2)
Currency translation adjustments	4.6	(15.7)	8.3	(2.8)
Balance at December 31, 2019	$1,899.1	$1,203.7	$1,013.9	$4,116.7

(1) We had accumulated impairments of $868.4 million as of December 31, 2019 and December 31, 2018.
(2) We had accumulated impairments of $109.2 million as of December 31, 2019.

RX U.S. Reporting Unit Goodwill

During the three months ended June 29, 2019, our RX U.S. reporting unit had an indication of potential impairment which was driven by a combination of industry and market factors and uncertainty related to the timing and associated cash flows of the projected albuterol sulfate inhalation aerosol (generic equivalent to ProAir® HFA). We prepared an impairment test as of June 29, 2019 and determined that the fair value of the RX U.S. reporting unit continued to exceed net book value by approximately 10%. The excess was lower than our annual impairment test as of September 30, 2018, in which fair value exceeded carrying value by more than 25%. While no impairment was recorded as of June 29, 2019, we continue monitoring developments such as deterioration in business performance or market multiples which could reduce the fair value of this reporting unit and lead to impairment.

In conjunction with our annual impairment test, during the three months ended December 31, 2019, we tested our RX U.S. reporting unit for impairment. As a result, we determined its carrying value exceeded estimated fair value by $109.2 million, therefore, we recognized an impairment. The change in fair value from previous estimates was driven by industry and market factors that led to reduced projections of future cash flows (refer to Note 7). As a result of adjusting the reporting unit's carrying value to its fair value as of the annual impairment testing date, the fair value of the RX U.S. reporting unit exceeds its net book value by less than 10%.

Other Reporting Unit Goodwill

During our annual goodwill testing as of September 29, 2019, we determined the fair value of the CSC UK and Australia reporting unit was less than 20% higher than its net book value, and the Branded Consumer Self-care ("BCS") reporting unit was less than 10% higher than its net book value. Both reporting units are included in the CSCI segment. The fair value of the Oral Care International reporting unit, also in the CSCI segment, was less than 10% higher than its net book value, which is due to the recent application of fair value acquisition accounting to the reporting unit’s net assets rather than the presence of impairment indicators. The fair value of the remaining reporting units, CSCA and RX UK, exceed their net book value by greater than 20%.

Animal Health Goodwill

During the three months ended September 29, 2018, the animal health reporting unit continued to experience declines in its year-to-date financial results and had additional indications of potential impairment due to changes in channel dynamics, a strategic decision to re-prioritize our brands, and a decline in the forecasted outlook of the reporting unit. Step one of the goodwill impairment test indicated that the fair value of the animal health reporting unit was below its net book value. We recorded an $136.7 million goodwill impairment charge in the third quarter of 2018 within our CSCA segment.

Perrigo Company plc - Item 8
Note 4

Intangible assets and the related accumulated amortization consisted of the following (in millions):

	Year Ended
	December 31, 2019		December 31, 2018
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$18.8	$—	$18.1	$—
In-process research and development	50.0	—	31.2	—
Total indefinite-lived intangibles	$68.8	$—	$49.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$126.7	$81.1	$178.6	$99.0
Developed product technology, formulations, and product rights	1,392.8	755.3	1,318.8	654.6
Customer relationships and distribution networks	1,805.6	671.4	1,586.6	566.5
Trademarks, trade names, and brands	1,353.5	250.1	1,282.4	188.5
Non-compete agreements	6.5	6.0	12.9	11.8
Total definite-lived intangibles	$4,685.1	$1,763.9	$4,379.3	$1,520.4
Total intangible assets	$4,753.9	$1,763.9	$4,428.6	$1,520.4

Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The remaining weighted-average useful life for our amortizable intangible assets by asset class at December 31, 2019 was as follows:

Amortizable Intangible Asset Category	Remaining Weighted-Average Useful Life (Years)
Distribution and license agreements and supply agreements	7
Developed product technology, formulations, and product rights	13
Customer relationships and distribution networks	17
Trademarks, trade names, and brands	16
Non-compete agreements	1

We recorded amortization expense of $305.5 million, $333.6 million, and $349.6 million during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

Our estimated future amortization expense is as follows (in millions):

Year	Amount
2020	$284.4
2021	255.5
2022	226.0
2023	211.9
2024	200.9
Thereafter	1,742.5

Perrigo Company plc - Item 8
Note 4

Generic Product (equivalent to Benzaclin®)

During the year ended December 31, 2019, we identified impairment indicators on a definite-lived intangible asset related to our clindamycin and benzoyl peroxide topical gel (generic equivalent to Benzaclin®) in our RX segment. Increases in competition caused price erosion that lowered our long-range revenue forecast, which indicated the asset was no longer recoverable and was impaired. We recorded an asset impairment of $21.2 million (refer to Note 7).

Licensed Pain Relief Products

During the year ended December 31, 2019, following commercial launch delays relating to certain pain relief products that we licensed from a third party, the licensor determined that it would not extend the license agreement upon expiration. As a result, we determined the asset was fully impaired and recorded an asset impairment of $9.7 million relating to this license, which we had reported as a definite-lived intangible asset in our CSCI segment (refer to Note 7).
Evamist Branded Product

During the year ended December 31, 2019, we identified impairment indicators related to our Evamist branded product, which is a definite-lived intangible asset in our RX segment. The indicators related to a decline in sales volume and a corresponding reduction in our long-range revenue forecast. We recorded an asset impairment of $10.8 million (refer to Note 7).

Generic Product

During the year ended December 31, 2019, we identified impairment indicators for a certain definite-lived asset related to changes in pricing and competition in the market, which lowered the projected cash flows we expect to generate from the asset. We recorded an asset impairment of $27.8 million in our RX segment (refer to Note 3 and Note 7).

In-process R&D ("IPR&D")

We recorded an impairment charge of $5.8 million, $8.7 million, and $12.7 million on certain IPR&D assets during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively, due to changes in the projected development and regulatory timelines for various projects.

Animal Health Intangible Assets

During the three months ended September 29, 2018, we performed a recoverability test of the definite-lived intangibles and determined a significant asset group was not recoverable and determined the fair value of the indefinite-lived intangible asset had fallen below its net book value. We recorded an impairment charge in the third quarter of 2018 in our CSCA segment comprised of a brand indefinite-lived intangible asset impairment charge of $27.7 million, a developed product technology and distribution agreement definite-lived intangible asset impairment of $41.6 million, a supply agreement definite-lived intangible asset impairment of $2.8 million, and a trade name and trademark definite-lived intangible asset impairment of $4.5 million (refer to Note 7).

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

Lumara

During the year ended December 31, 2017, we identified impairment indicators for our Lumara Health, Inc. ("Lumara") definite-lived intangible assets which related to the decline in our 2017 performance expectations and a reduction in our long-range revenue growth forecast. We determined the Lumara product assets were impaired by $18.5 million within our RX segment (refer to Note 7).

Perrigo Company plc - Item 8
Note 5

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING

We have accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. The total amount factored on a non-recourse basis and excluded from accounts receivable was $10.0 million and $24.3 million at December 31, 2019 and December 31, 2018, respectively.

NOTE 6 - INVENTORIES

Major components of inventory were as follows (in millions):

	Year Ended
	December 31, 2019	December 31, 2018
Finished goods	$530.3	$444.9
Work in process	186.9	197.5
Raw materials	250.1	235.6
Total inventories	$967.3	$878.0

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

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are not observable.

The table below summarizes the valuation of our financial instruments carried at fair value by the above pricing categories (in millions):

	Year Ended
	December 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$6.6	$—	$—	$9.4	$—	$—
Foreign currency forward contracts	—	4.3	—	—	3.8	—
Cross-currency swap	—	26.3	—	—	—	—
Funds associated with Israeli severance liability	—	14.6	—	—	13.0	—
Royalty Pharma contingent milestone	—	—	95.3	—	—	323.2
Total assets	$6.6	$45.2	$95.3	$9.4	$16.8	$323.2

Liabilities:
Foreign currency forward contracts	$—	$8.4	$—	$—	$9.2	$—
Contingent consideration payments	—	—	11.9	—	—	15.3
Total liabilities	$—	$8.4	$11.9	$—	$9.2	$15.3

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$1,013.1	$—	$—	$42.2
Indefinite-lived intangible assets(2)	—	—	—	—	—	10.5
Definite-lived intangible assets(3)	—	—	23.3	—	—	22.4
Total assets	$—	$—	$1,036.4	$—	$—	$75.1

Perrigo Company plc - Item 8
Note 7

(1)
During the year ended December 31, 2019, goodwill with a carrying amount of $1,122.3 million was written down to a fair value of $1,013.1 million. As of December 31, 2018, goodwill with a carrying amount of $178.9 million was written down to a fair value of $42.2 million.

(2)	During the year ended December 31, 2018, indefinite-lived intangible assets with a carrying amount of $46.9 million were written down to a fair value of $10.5 million.

(3)
During the year ended December 31, 2019, definite-lived intangible assets with a carrying amount of $55.3 million were written down to a fair value of $23.3 million. As of December 31, 2018, definite-lived intangible assets with a carrying amount of $72.0 million were written down to a fair value of $22.4 million.

There were no transfers among Level 1, 2, and 3 during the years ended December 31, 2019 or December 31, 2018. Our policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period (refer to Note 8 for information on our investment securities and Note 9 for a discussion of derivatives).

Foreign Currency Forward Contracts

We value the foreign currency forward contracts based on notional amounts, contractual rates, and observable market inputs, such as currency exchange rates and credit risk.

Cross-currency Swaps

We value the cross-currency swaps using a method which discounts the expected cash flows resulting from the derivative. We estimate the cash flows using the contractual term of the derivative, including the period to maturity and we use observable market-based inputs, including interest rate curves, and foreign exchange rates.

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

Royalty Pharma Contingent Milestone

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone (in millions):

	Year Ended
	December 31, 2019	December 31, 2018
Beginning balance	$323.2	$134.5
Payments received	(250.0)	—
Change in fair value	22.1	188.7
Ending balance	$95.3	$323.2

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

	Year Ended
	December 31, 2019	December 31, 2018
Volatility	30.0%	30.0%
Rate of return	7.92%	8.05%

During the year ended December 31, 2019 the fair value of the Royalty Pharma milestone payment related to 2020 increased by $22.1 million. These adjustments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out.

During the year ended December 31, 2018, royalties on global net sales of Tysabri® received by Royalty Pharma met the 2018 threshold resulting in an increase to the asset and a gain of $170.1 million recognized in Change in financial assets on the Consolidated Statement of Operations. Also during that period, the fair value of the remaining Royalty Pharma contingent milestone payment related to 2020 increased $18.6 million due to higher projected global net sales of Tysabri® and the estimated probability of achieving the contingent milestone payment related to 2020.

In order for us to receive the milestone payment related to 2020 of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed threshold in 2020, we will write-off the $95.3 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $304.7 million in Change in financial assets on the Consolidated Statements of Operations.

Guarantee Liability Related to The Israel API Sale

During the year ended December 31, 2017, we completed the sale of our Israel API business to SK Capital (refer to Note 3), resulting in a guarantee liability of $13.8 million, classified as a Level 3 liability within the fair value hierarchy. Per the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business will be assessed by and liable to the Israel Tax Authority ("ITA") for any audit findings. We are no longer the primary obligor on the liabilities transferred to SK Capital, but we have provided a guarantee on certain obligations. During the year ended December 31, 2019, we reduced the liability in the amount of $1.8 million. At December 31, 2019, the remaining guarantee liability was $12.0 million.

Perrigo Company plc - Item 8
Note 7

Contingent Consideration Payments

The table below summarizes the change in fair value of contingent consideration payments (in millions):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Beginning balance	$15.3	$22.0	$69.9
Changes in value	(1.4)	(1.5)	(19.5)
Divestiture	—	—	(12.5)
Currency translation adjustments	—	(0.2)	1.5
Settlements and other adjustments	(2.0)	(5.0)	(17.4)
Ending balance	$11.9	$15.3	$22.0

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

Goodwill and Intangible Assets

RX U.S. Reporting Unit Goodwill

When determining the fair value of our RX U.S. reporting unit for the year ended December 31, 2019, we utilized a combination of comparable company and discounted cash flow techniques. In our comparable company market approach, we considered observable market information and transactions for companies that we deemed to be of a comparable nature, scope, and size of our RX U.S. reporting unit (Level 2 inputs). Our cash flow projections included revenue assumptions related to new and existing products, plus gross margin and operating expenses based on the reporting unit’s growth plans (Level 3 inputs). In our discounted cash flow analysis, we used a long-term growth rate of 0.0%, which assumes new product launches will, over time, offset decreases in cash flows of existing portfolio products with definite lives. We used a discount rate of 10.2% in this analysis. The discount rate correlates with the required investment return and risk that we believe market participants would apply to the projected growth rate. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows and applied blended jurisdictional tax rates ranging from 19.1% to 21.7%. We weighted indications of fair value resulting from the market approach and present value techniques, considering the reasonableness of the range of measurements and the point within the range that we determined was most representative of fair market conditions (refer to Note 4).

Generic product (equivalent to Benzaclin®)

During the year ended December 31, 2019, we measured the impairment of our clindamycin and benzoyl peroxide topical gel (generic equivalent to Benzaclin®), a definite-lived intangible asset. We utilized a discounted cash flow technique to estimate the fair value of the asset. Significant valuation inputs and assumptions relate to our projected future cash flows, including the total market size, our estimated market share, and our average selling price (refer to Note 4).

Perrigo Company plc - Item 8
Note 7

Licensed Pain Relief Products

During the year ended December 31, 2019, we measured the impairment of certain pain relief products that we license from a third party, a definite-lived intangible asset. We determined the asset was fully impaired because the agreement with the licensor would not be extended upon expiration (refer to Note 4).

Evamist branded product

When measuring the impairment of our Evamist branded product, a definite-lived intangible asset, during the year ended December 31, 2019, we utilized a discounted cash flow technique to estimate the fair value of the asset. Significant valuation inputs and assumptions relate to our projected future cash flows, including volume and average selling price (refer to Note 4).
Generic product

When measuring the impairment of a certain definite-lived asset during the year ended December 31, 2019, we utilized a discounted cash flow technique to estimate the fair value of the asset. Significant valuation inputs and assumptions relate to our projected future cash flows, including the total market size, our estimated market share, and our average selling price (refer to Note 3 and Note 4).

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

Perrigo Company plc - Item 8
Note 7

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	Year Ended
	December 31, 2019		December 31, 2018
	Level 1	Level 2	Level 1	Level 2
Public bonds
Carrying value (excluding discount)	$2,600.0		$2,600.0
Fair value	$2,618.4		$2,316.6

Retail bond and private placement note
Carrying value (excluding premium)		$151.4		$292.5
Fair value		$168.4		$307.9

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

NOTE 8 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

		Year Ended
Measurement Category	Balance Sheet Location	December 31, 2019	December 31, 2018
Fair value method	Prepaid expenses and other current assets	$6.6	$9.4
Fair value method(1)	Other non-current assets	$2.3	$4.4
Equity method	Other non-current assets	$17.8	$15.1

(1) Measured at fair value using the Net Asset Value practical expedient.

Perrigo Company plc - Item 8
Note 8

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Year Ended
Measurement Category	Income Statement Location	December 31, 2019	December 31, 2018	December 31, 2017
Fair value method	Other (income) expense, net	$4.9	$9.5	$—
Equity method	Other (income) expense, net	$(2.7)	$(2.7)	$(0.3)

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

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cross Currency Swaps

We entered into a cross-currency swap designated as a net investment hedge on August 15, 2019, to hedge the Euro currency exposure of our net investment in European operations. This agreement is a contract to exchange floating-rate Euro payments for floating-rate U.S. dollar payments. The payments are based on a notional basis of €450.0 million ($498.0 million) and settle quarterly.

Interest Rate Swaps and Treasury Locks

During the year ended December 31, 2017, we repaid $584.4 million of senior notes with an interest rate of 4.000% due 2023 and $309.5 million of senior notes with an interest rate of 5.300% due 2043 (refer to Note 11). As a result of the senior note repayments on June 15, 2017, the proportionate amount remaining in OCI related to the pre-issuance hedge was reclassified to earnings. Accordingly, we recorded a loss of $5.9 million in Other expense, net for the amount remaining in OCI.

Perrigo Company plc - Item 8
Note 9

Foreign Currency Forwards

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows (in millions):

	Notional Amount
	December 31, 2019	December 31, 2018
Israeli Shekel (ILS)	$712.7	$232.6
European Euro (EUR)	157.6	134.2
United States Dollar (USD)	92.4	39.3
British Pound (GBP)	86.9	90.2
Danish Krone (DKK)	51.7	56.5
Swedish Krona (SEK)	42.0	38.7
Canadian Dollar (CAD)	41.3	31.7
Polish Zloty (PLZ)	21.5	18.2
Chinese Yuan (CNY)	20.9	—
Mexican Peso (MPX)	9.7	25.9
Norwegian Krone (NOK)	6.6	6.2
Switzerland Franc (CHF)	4.1	2.6
Romanian New Leu (RON)	2.3	4.4
Other	7.5	6.1
Total	$1,257.2	$686.6

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
		Year Ended
	Balance Sheet Location	December 31, 2019	December 31, 2018
Designated derivatives
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.0	$2.0
Cross-currency swap	Prepaid expenses and other current assets	26.3	—
Total designated derivatives		$27.3	$2.0
Non-designated derivatives
Foreign currency forward contracts	Prepaid expenses and other current assets	$3.3	$1.8

Perrigo Company plc - Item 8
Note 9

		Liability Derivatives
		Fair Value
		Year Ended
	Balance Sheet Location	December 31, 2019	December 31, 2018
Designated derivatives
Foreign currency forward contracts	Other accrued liabilities	$4.7	$6.4
Non-designated derivatives
Foreign currency forward contracts	Other accrued liabilities	$3.7	$2.8

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

	Year Ended
	December 31, 2019
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(1.8)	Interest expense, net	—
Foreign currency forward contracts	(1.2)	Net sales	2.5	Net sales	(2.1)
		Cost of sales	0.1	Cost of sales	(1.5)
	$(1.2)		$0.7		$(3.6)
Net investment hedges
Cross-currency swap	$31.2			Interest expense, net	$4.9

(1) Net loss of $2.8 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

	Year Ended
	December 31, 2018
	Effective Portion
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Treasury locks	$—	Interest expense, net	$(0.1)
Interest rate swap agreements	—	Interest expense, net	(1.8)
Foreign currency forward contracts	(9.1)	Net sales	0.5
		Cost of sales	1.9
		Interest expense, net	(4.8)
		Other (income) expense, net	2.1
	$(9.1)		$(2.2)

Perrigo Company plc - Item 8
Note 9

	Year Ended
	December 31, 2017
	Effective Portion
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Treasury locks	$—	Interest expense, net	$(0.1)
Interest rate swap agreements	—	Interest expense, net	(2.1)
		Other (income) expense, net	(6.0)
Foreign currency forward contracts	9.4	Net sales	1.5
		Cost of sales	5.6
		Interest expense, net	(2.6)
		Other (income) expense, net	(1.5)
	$9.4		$(5.2)

The gain (loss) recognized against earnings for the ineffective portion of our designated cash flow hedges were as follows (in millions):

		Amount of Gain/(Loss) Recognized in Earnings (Ineffective Portion)
		Year Ended
Designated Cash Flow Hedges	Income Statement Location	December 31, 2017
Foreign currency forward contracts	Net sales	$0.2
	Cost of sales	0.1
	Other expense, net	1.0
		$1.3

The amounts of gain/(loss) recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Year Ended
Non-Designated Derivatives	Income Statement Location	December 31, 2019	December 31, 2018	December 31, 2017
Foreign currency forward contracts	Other (income) expense, net	$(25.4)	$7.6	$12.6
	Interest expense, net	1.8	(1.0)	(5.3)
		$(23.6)	$6.6	$7.3

Perrigo Company plc - Item 8
Note 9

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships are as follows (in millions):

	Year Ended
	December 31, 2019
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,837.4	$3,064.1	$121.7	$(66.0)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$2.5	$0.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(2.1)	$(1.5)	$—	$—
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.8)	$—

NOTE 10 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	December 31, 2019
Operating	Operating lease assets	$129.9
Finance	Other non-current assets	27.6
Total		$157.5

Liabilities	Balance Sheet Location	December 31, 2019
Current
Operating	Other accrued liabilities	$32.0
Finance	Current indebtedness	3.4
Non-Current
Operating	Other non-current liabilities	101.7
Finance	Long-term debt, less current portion	21.1
Total		$158.2

Perrigo Company plc - Item 8
Note 10

The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets		Liabilities
	Operating	Financing	Operating	Financing
	December 31, 2019	December 31, 2019	December 31, 2019	December 31, 2019
CSCA	$22.4	$16.8	$22.8	$16.6
CSCI	41.6	5.8	42.4	2.9
RX	35.1	0.8	36.3	0.8
Unallocated	30.8	4.2	32.2	4.2
Total	$129.9	$27.6	$133.7	$24.5

Lease expense was as follows (in millions):

Year Ended
December 31, 2019
Operating leases(1)	$43.7

Finance leases
Amortization	$3.2
Interest	0.6
Total finance leases	$3.8

(1) Includes short-term leases and variable lease costs, which are immaterial.

Total operating lease expense for the years ended December 31, 2018 and December 31, 2017 were $51.2 million and $50.9 million, respectively.

The annual future maturities of our leases as of December 31, 2019 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2020	$37.2	$4.1	$41.3
2021	27.4	5.4	32.8
2022	20.2	2.7	22.9
2023	15.0	1.7	16.7
2024	11.9	1.3	13.2
After 2024	41.5	14.2	55.7
Total lease payments	153.2	29.4	182.6
Less: Interest	19.5	4.9	24.4
Present value of lease liabilities	$133.7	$24.5	$158.2
`

Our weighted average lease terms and discount rates are as follows:

Perrigo Company plc - Item 8
Note 10

December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.56
Finance leases	10.33
Weighted-average discount rate
Operating leases	4.11%
Finance leases	3.47%

Our lease cash flow classifications are as follows (in millions):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$43.9
Operating cash flows for finance leases	$0.6
Financing cash flows for finance leases	$3.0

Leased assets obtained in exchange for new finance lease liabilities	$20.2
Leased assets obtained in exchange for new operating lease liabilities	$10.3

Perrigo Company plc - Item 8
Note 11

NOTE 11 - INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

			Year Ended
			December 31, 2019	December 31, 2018
Term loan
*	2018 Term loan due March 8, 2020		$—	$351.3
	2019 Term loan due August 15, 2022		600.0	—
	Total term loans		600.0	351.3

Notes and bonds
	Coupon	Due
*	5.000%	May 23, 2019(3)	—	137.6
	3.500%	March 15, 2021(4)	280.4	280.4
	3.500%	December 15, 2021(1)	309.6	309.6
*	5.105%	July 28, 2023(3)	151.4	154.9
	4.000%	November 15, 2023(2)	215.6	215.6
	3.900%	December 15, 2024(1)	700.0	700.0
	4.375%	March 15, 2026(4)	700.0	700.0
	5.300%	November 15, 2043(2)	90.5	90.5
	4.900%	December 15, 2044(1)	303.9	303.9
	Total notes and bonds		2,751.4	2,892.5
Other financing			24.6	2.8
Unamortized premium (discount), net			7.3	12.2
Deferred financing fees			(14.1)	(16.4)
Total borrowings outstanding			3,369.2	3,242.4
	Current indebtedness		(3.4)	(190.2)
Total long-term debt less current portion			$3,365.8	$3,052.2

(1)	Discussed below collectively as the "2014 Notes"

(2)	Discussed below collectively as the "2013 Notes"

(3)	Debt assumed from Omega

(4)	Discussed below collectively as the "2016 Notes"

*	Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of December 31, 2019.

Revolving Credit Agreements

On March 8, 2018, we terminated the revolving credit agreement entered into on December 5, 2014 and entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of December 31, 2019 or December 31, 2018.

Perrigo Company plc - Item 8
Note 11

Term Loans

On December 5, 2014, Perrigo Finance entered into a term loan agreement consisting of a €500.0 million ($614.3 million) tranche, maturing on December 5, 2019. On March 8, 2018, we repaid the €350.0 million outstanding under our term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing March 8, 2020 (the "2018 Term Loan"). In addition, as a result of the refinancing during the three months ended March 31, 2018, we recorded a loss of $0.5 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Consolidated Statements of Operations. During the year ended December 31, 2019, we made $24.7 million in scheduled principal payments.

On August 15, 2019, we refinanced the €284.4 million ($317.1 million) outstanding under the 2018 Term Loan with the proceeds of a new $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan"). As a result of the refinancing, during the year ended December 31, 2019, we recorded a loss of $0.2 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Consolidated Statements of Operations.

Notes and Bonds

2016 Notes

On March 7, 2016, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 and $700.0 million in aggregate principal amount of 4.375% senior notes due 2026 (together, the "2016 Notes") and received net proceeds of $1.2 billion after fees and market discount. Interest on the 2016 Notes is payable semiannually in arrears in March and September of each year, beginning in September 2016. The 2016 Notes are governed by a base indenture and a second supplemental indenture (collectively, the "2016 Indenture"). The 2016 Notes are fully and unconditionally guaranteed on a senior basis by Perrigo, and no other subsidiary of Perrigo guarantees the 2016 Notes. The proceeds were used to repay our revolving credit agreement entered into in December 2014 and amounts borrowed under a $750.0 million revolving credit agreement Perrigo Finance had entered into in December 2015. There are no restrictions under the 2016 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2016 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2016 Indenture.

Notes and Bonds Assumed from Omega

In connection with the Omega acquisition, on March 30, 2015, the remaining assumed debt is as follows:

•	€135.0 million ($147.0 million) in aggregate principal amount of 5.105% senior notes due 2023 (the "2023 Notes"); and

•	€120.0 million ($130.7 million) in aggregate principal amount of 5.000% retail bonds due 2019 which was repaid on May 23, 2019 in full (collectively, the "Retail Bonds").

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

Perrigo Company plc - Item 8
Note 11

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

Other Financing

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of December 31, 2019 or December 31, 2018.

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

Perrigo Company plc - Item 8
Note 11

Future Maturities

The annual future maturities of our short-term and long-term debt, including capitalized leases, are as follows (in millions):

Payment Due	Amount
2020	$3.4
2021	594.2
2022	604.2
2023	371.2
2024	704.2
Thereafter	1,098.8

NOTE 12 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted EPS calculation is as follows (in millions):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Numerator:
Net income	$146.1	$131.0	$119.6

Denominator:
Weighted average shares outstanding for basic EPS	136.0	137.8	142.3
Dilutive effect of share-based awards	0.5	0.5	0.3
Weighted average shares outstanding for diluted EPS	136.5	138.3	142.6

Anti-dilutive share-based awards excluded from computation of diluted EPS	1.5	1.4	0.8

Shareholders' Equity

Our common stock consists of ordinary shares of Perrigo Company plc, a public limited company incorporated under the laws of Ireland.

We trade our ordinary shares on the New York Stock Exchange under the symbol PRGO. Our ordinary shares are also traded on the Tel Aviv Stock Exchange.

Dividends

We paid dividends as follows:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Dividends paid (in millions)	$112.4	$104.9	$91.1
Dividends paid (per share)	$0.82	$0.76	$0.64

The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Perrigo Company plc - Item 8
Note 12

Share Repurchases

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. Following the expiration of our 2015 share repurchase plan authorization, in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the year ended December 31, 2019. During the year ended December 31, 2018, we repurchased 5.1 million ordinary shares at an average repurchase price of $77.93 per share, for a total of $400.0 million. During the year ended December 31, 2017, we repurchased 2.7 million ordinary shares at an average repurchase price of $71.72 per share, for a total of $191.5 million.

NOTE 13 - SHARE-BASED COMPENSATION PLANS

All share-based compensation for employees and directors is granted under the 2019 Long-Term Incentive Plan, as amended (the "Plan"). The Plan has been approved by our shareholders and provides for the granting of awards to our employees and directors. The purpose of the Plan is to attract and retain individuals of exceptional talent and encourage these individuals to acquire a vested interest in our success and prosperity. The awards that may be granted under this program include non-qualified stock options, restricted stock, restricted share units, and performance share units based on relative total shareholder return ("RTSR"). Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan. RTSR performance share units are subject to a market condition. Awards granted under the Plan vest and may be exercised and/or sold from one year to ten years after the date of grant based on a vesting schedule. As of December 31, 2019, there were 7.2 million shares available to be granted.

Share-based compensation expense was as follows (in millions):

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$52.2	$37.7	$43.8

As of December 31, 2019, unrecognized share-based compensation expense was $50.6 million, and the weighted-average period over which the expense is expected to be recognized was approximately 1.8 years. Proceeds from the exercise of stock options are credited to ordinary shares.

Perrigo Company plc - Item 8
Note 13

Stock Options

A summary of activity related to stock options is presented below (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,072	$94.90
Granted	521	$82.43
Exercised	(33)	$42.06
Forfeited or expired	(26)	$97.82
Options outstanding at December 31, 2018	1,534	$91.56	6.9	$0.1
Granted	—	$—
Exercised	(27)	$34.30
Forfeited or expired	(43)	$99.58
Options outstanding December 31, 2019	1,464	$92.33	5.8	$—
Options exercisable	1,012	$98.27	5.3	$—
Options expected to vest	437	$79.11	7.0	$—

The aggregate intrinsic value for options exercised was as follows (in millions):

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$0.5	$1.1	$1.7

The weighted-average fair value per share at the grant date for options granted was as follows:

Year Ended
December 31, 2018	December 31, 2017
$24.43	$19.50

The fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31, 2018	December 31, 2017
Dividend yield	0.8%	0.9%
Volatility, as a percent	31.2%	30.0%
Risk-free interest rate	2.8%	1.8%
Expected life in years	5.6	5.4

The valuation model utilizes historical volatility. The risk-free interest rate is based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years is estimated based on past exercise behavior of employees.

Perrigo Company plc - Item 8
Note 13

Non-Vested Service-Based Restricted Share Units

A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested service-based share units outstanding at December 31, 2017	599	$107.26
Granted	385	$81.51
Vested	(204)	$121.10
Forfeited	(52)	$107.31
Non-vested service-based share units outstanding at December 31, 2018	728	$89.47	1.4	$28.2
Granted	818	$47.48
Vested	(269)	$95.09
Forfeited	(66)	$71.03
Non-vested service-based share units outstanding at December 31, 2019	1,211	$60.96	1.4	$62.5

The weighted-average fair value per share at the date of grant for service-based restricted share units granted was as follows (in millions):

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$47.48	$81.51	$70.55

The total fair value of service-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$25.6	$24.6	$14.5

Perrigo Company plc - Item 8
Note 13

Non-Vested Performance-Based Restricted Share Units

A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Number of Non-vested Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested performance-based share units outstanding at December 31, 2017	303	$93.65
Granted	207	$85.01
Vested	(13)	$176.59
Forfeited	(55)	$85.94
Non-vested performance-based share units outstanding at December 31, 2018	442	$86.61	1.5	$17.2
Granted	298	$47.54
Vested	(68)	$116.35
Forfeited	(19)	$72.83
Non-vested performance-based share units outstanding at December 31, 2019	653	$61.44	1.5	$33.7

The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The weighted-average fair value per share at the date of grant for performance-based restricted share units granted was as follows:

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$47.54	$85.01	$70.34

The total fair value of performance-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$8.0	$2.4	$3.8

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

The assumptions used in estimating the fair value of the RTSR performance share units granted during each year were as follows:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Dividend yield	1.6%	0.9%	0.9%
Volatility, as a percent	40.2%	35.3%	36.1%
Risk-free interest rate	1.9%	2.4%	1.4%
Expected life in years	2.4	2.8	2.6

Perrigo Company plc - Item 8
Note 13

A summary of activity related to non-vested RTSR performance share units is presented below (units in thousands):

	Number of Non-vested RTSR Performance Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years*	Aggregate Intrinsic Value
Non-vested RTSR performance share units outstanding at December 31, 2017	39	$64.82
Granted	38	$101.13
Forfeited	(15)	$101.13
Non-vested RTSR performance share units outstanding at December 31, 2018	62	$78.35	1.7	$2.4
Granted	80	$55.61
Vested	—	$—
Forfeited	—	$—
Non-vested RTSR performance share units outstanding at December 31, 2019	142	$63.02	1.5	$7.3

* Midpoint used in calculation.

The weighted-average fair value per share at the date of grant for RTSR performance share units granted was as follows:

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$55.61	$101.13	$64.82

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in our AOCI balances, net of tax, were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Fair Value of Investment Securities, net of tax	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2017	$(9.8)	$260.6	$1.0	$1.3	$253.1
ASU 2016-01 adoption impact	—	—	(1.0)	—	(1.0)
Balance at December 31, 2017 after adoption impact	(9.8)	260.6	—	1.3	252.1
OCI before reclassifications	(7.5)	(156.1)	—	0.2	(163.4)
Amounts reclassified from AOCI	1.8	—	—	(5.9)	(4.1)
Other comprehensive (loss)	(5.7)	(156.1)	—	(5.7)	(167.5)
Balance at December 31, 2018	(15.5)	104.5	—	(4.4)	84.6
OCI before reclassifications	26.8	28.4	—	4.9	60.1
Amounts reclassified from AOCI	1.4	—	—	(6.7)	(5.3)
Other comprehensive income (loss)	28.2	28.4	—	(1.8)	54.8
Balance at December 31, 2019	$12.7	$132.9	$—	$(6.2)	$139.4

Perrigo Company plc - Item 8
Note 15

NOTE 15 - INCOME TAXES

Pre-tax income (loss) and the (benefit) provision for income taxes from continuing operations are summarized as follows (in millions):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Pre-tax income (loss):
Ireland	$(300.3)	$(109.0)	$(454.0)
United States	(291.9)	(428.6)	(144.9)
Other foreign	763.2	828.2	879.0
Total pre-tax income	171.0	290.6	280.1

Current provision (benefit) for income taxes:
Ireland	(2.2)	22.7	(8.1)
United States	51.0	66.4	100.4
Other foreign	16.1	75.1	46.1
Subtotal	64.9	164.2	138.4
Deferred provision (benefit) for income taxes:
Ireland	—	(13.9)	13.1
United States	(30.2)	7.3	7.8
Other foreign	(9.8)	2.0	1.2
Subtotal	(40.0)	(4.6)	22.1
Total provision for income taxes	$24.9	$159.6	$160.5

A reconciliation of the provision based on the Irish statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Provision at statutory rate	12.5%	12.5%	12.5%
Foreign rate differential	3.1	(7.1)	(93.3)
State income taxes, net of federal benefit	2.7	3.0	(1.4)
Provision to return	0.8	(1.0)	9.3
Tax credits	(2.7)	(1.3)	(0.6)
Change in tax law	(1.1)	(6.2)	10.3
Change in valuation allowance	(29.1)	51.0	17.0
Change in unrecognized taxes	(4.7)	13.8	22.2
Permanent differences	31.2	(14.1)	61.8
Taxes on unremitted earnings	3.6	3.9	17.3
Other	(1.7)	0.4	2.2
Effective income tax rate	14.6%	54.9%	57.3%

Pursuant to changes made by the U.S. Tax Cuts and Jobs Act ("U.S. Tax Act"), remittances from subsidiaries held by Perrigo Company U.S. made in 2018 and future years are generally not subject to U.S. federal income tax. These remittances are either excluded from U.S. taxable income as earnings that are already subject to taxation or are subject to a 100% dividends received deduction. We are indefinitely reinvested in historic U.S. earnings beyond those previously taxed in the U.S. and other unremitted earnings of our foreign subsidiaries, excluding Israel. Due to the complexity of the legal entity structure and the complexity of the tax laws in various

Perrigo Company plc - Item 8
Note 15

jurisdictions, we believe it is not practicable to estimate the additional income taxes that may be payable on the remittance of such undistributed earnings.

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) were as follows (in millions):

	Year Ended
	December 31, 2019	December 31, 2018
Deferred income tax asset (liability):
Depreciation and amortization	$(366.7)	$(371.2)
Investment in partnership	(38.1)	—
Right of use assets	(30.5)	—
Unremitted earnings	(29.0)	(8.3)
Inventory basis differences	32.7	27.8
Accrued liabilities	91.3	87.1
Lease obligations	30.5	—
Share-based compensation	23.2	19.6
Federal benefit of unrecognized tax positions	20.7	18.2
Loss and credit carryforwards	373.3	359.2
R&D credit carryforwards	54.1	58.8
Interest carryforwards	60.5	76.1
Other, net	4.1	9.5
Subtotal	$226.1	$276.8
Valuation allowance (1)	(501.3)	(557.9)
Net deferred income tax liability:	$(275.2)	$(281.1)

(1) The movement in the valuation allowance balance differs from the amount in the effective tax rate reconciliation due to adjustments affecting balance sheet only items and foreign currency.

The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	Year Ended
	December 31, 2019	December 31, 2018
Assets	$5.4	$1.2
Liabilities	(280.6)	(282.3)
Net deferred income tax liability	$(275.2)	$(281.1)

We have U.S. federal and state credit carryforwards and U.S. R&D credit carryforwards of $73.9 million as well as U.S. federal and state net operating loss carryforwards and non-U.S. net operating loss carryforwards of $373.1 million, which will expire at various times through 2039. The remaining U.S. state credit carryforwards of $4.1 million, U.S. federal and non-US loss carryforwards of $1,273.3 million, and U.S. interest carryforwards of $263.0 million have no expiration.

For the year ended December 31, 2019 we recorded a net decrease in valuation allowances of $56.6 million, comprised primarily of a decrease in the U.S. valuation allowance related to the acquisition of Ranir and disposal of the Perrigo Animal Health business. Valuation allowances are determined based on management's assessment of its deferred tax assets that are more likely than not to be realized.

Perrigo Company plc - Item 8
Note 15

The Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The following table summarizes the activity related to the liability recorded for uncertain tax positions, excluding interest and penalties (in millions):

Unrecognized Tax Benefits
Balance at December 31, 2017	$347.9
Additions:
Positions related to the current year	39.4
Positions related to prior years	6.8
Reductions:
Settlements with taxing authorities	(6.5)
Lapse of statutes of limitation	(1.1)
Decrease in prior year positions	(6.4)
Cumulative translation adjustment	(3.0)
Balance at December 31, 2018	377.1
Additions:
Positions related to the current year	8.2
Positions related to prior years	3.1
Reductions:
Settlements with taxing authorities	(3.0)
Lapse of statutes of limitation	(23.5)
Decrease in prior year positions	(12.1)
Cumulative translation adjustment	0.7
Balance at December 31, 2019	$350.5

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $98.1 million, $86.8 million, and $82.0 million as of December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

If recognized, of the total liability for uncertain tax positions, $204.6 million, $203.7 million, and $204.0 million as of December 31, 2019, December 31, 2018, and December 31, 2017, respectively, would impact the effective tax rate in future periods.

Our major income tax jurisdictions are Ireland, the U.S., Israel, Belgium, France, and the United Kingdom. We are routinely audited by the tax authorities in our major jurisdictions. We have substantially concluded all Ireland income tax matters through the year ended December 31, 2011, all U.S. federal income tax matters through the year ended June 28, 2008, all Israel income tax matters through the year ended June 28, 2014. All significant matters in our remaining major tax jurisdictions have been concluded for tax years through 2016.

IRS Audit of Fiscal Years Ended June 29, 2013, June 28, 2014, and June 27, 2015

On August 22, 2019, we received a draft Notice of Proposed Adjustment (“NOPA”) from the IRS with respect to our fiscal tax years ended June 28, 2014 and June 27, 2015 relating to the deductibility of interest on $7.5 billion in debts owed to Perrigo Company plc by Perrigo Company, a Michigan corporation and wholly-owned indirect subsidiary of Perrigo Company, plc. The debts were incurred in connection with the Elan merger transaction in 2013. The draft NOPA would cap the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum from the rates agreed to by the parties), on the stated ground that the loans were not negotiated on an arms’-length basis. As a result of the proposed interest rate reduction, the draft NOPA proposes a reduction in gross interest expense of approximately $480.0 million for fiscal years 2014 and 2015. If the IRS were to prevail in its proposed adjustment, we estimate an increase in tax

Perrigo Company plc - Item 8
Note 15

expense for such fiscal years of approximately $170.0 million, excluding interest and penalties. In addition, we would expect the IRS to seek similar adjustments for the period from June 28, 2015 through December 31, 2019. If those further adjustments were sustained, based on our preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense would not exceed $200.0 million, excluding interest and penalties, for the period June 28, 2015 through December 31, 2019. We do not expect any similar adjustments beyond December 31, 2019 as proposed regulations, issued under section 267A of the Internal Revenue Code, would eliminate the deductibility of interest on this debt. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies. No payment of any amount related to the proposed adjustments is required to be made, if at all, until all applicable proceedings have been completed.

Following receipt of the draft NOPA, Perrigo provided the IRS with a detailed written response on September 20, 2019. That submission included an analysis by external advisors that supported the original interest rates as being consistent with arms’-length rates for comparable debt and explained why the exam team’s analyses and conclusions were both factually and legally misguided. Based on discussions with the IRS, we had believed that the IRS staff would take our submission into account and meet with us to discuss whether this issue could be resolved at the examination level. However, in the weeks following such discussions, IRS staff advised that they would not respond in detail to our September submission or negotiate the interest rate issue prior to issuing a final NOPA consistent with the draft NOPA. Accordingly, we currently expect that we will receive a final NOPA regarding this matter that proposes substantially the same adjustments described in the draft NOPA.

IRS Audit of Fiscal Years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012

On August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the IRS, plus statutory interest thereon from the dates of payment, for the fiscal tax years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). In response to our complaint, the United States District Court for Western District of Michigan has scheduled a trial date for late May 2020. The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Upon the disallowance of such refund claims, we timely filed the above complaint, which seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year, and $24.7 million for the 2012 tax year. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017. The cumulative deferred charge as recorded on the balance sheet is $29.7 million lower than the amounts reflected above due to overpayments credited to succeeding years, such that the actual refund the company is seeking to receive will be reduced by that amount. In addition, we recently conceded a royalty due to Perrigo U.S. on all omeprazole sales that equates to 24% of the above refund claims and any omeprazole adjustments that may be asserted by the IRS for future years.

IRS Audit of Fiscal Years Ended December 31, 2011, December 31, 2012, and December 31, 2013

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS position and will pursue all available

Perrigo Company plc - Item 8
Note 15

administrative and judicial remedies, including potentially those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation.

On December 22, 2016, we received a NOPA from the IRS regarding the deductibility of litigation costs related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. We disagree with the IRS’s position asserted in the NOPA and are contesting it.

Irish Revenue Audit of Fiscal Years Ended December 31, 2012 and December 31, 2013

On October 30, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Amended Assessment (“NoA”) on November 29, 2018 which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties.

We disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. In connection with that, Elan Pharma was granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. The High Court has scheduled a hearing in this judicial review proceeding in April 2020, and we would expect a decision in this matter in the second half of 2020. If we are ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made. If for any reason the judicial review proceedings are ultimately unsuccessful in establishing that Irish Revenue's issuance of the NoA breaches our legitimate expectations, Elan Pharma will reactivate its appeal to challenge the merits of the NoA before the Tax Appeals Commission.

The Israel Tax Authority is auditing our fiscal tax years ended June 27, 2015, December 31, 2015, December 31, 2016 and December 31, 2017.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of December 31, 2019. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

Recent Tax Law Changes

On December 22, 2017, the United States enacted the U.S. Tax Act. The U.S. Tax Act includes a number of significant changes to existing U.S. tax laws that impact us. These changes include a corporate income tax rate reduction from 35% to 21% and the elimination or reduction of certain U.S. deductions and credits including limitations on the U.S. deductibility of interest expense and executive compensation. The U.S. Tax Act also transitions the U.S. taxation of international earnings from a worldwide system to a modified territorial system. These changes were effective beginning in 2018. The U.S. Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated U.S. owned foreign corporations’ previously untaxed foreign earnings (“Transition

Perrigo Company plc - Item 8
Note 15

Toll Tax”). We paid our full Transition Toll Tax liability as of December 31, 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of the U.S. GAAP ASC 740 income tax accounting for tax law changes enacted in the U.S. during 2017, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. In accordance with SAB 118, for the year ended December 31, 2018, we recorded an income tax benefit of $2.4 million in connection with the remeasurement of certain deferred tax assets and liabilities and also recorded a $17.5 million increase of current tax expense in connection with the Transition Toll Tax on cumulative U.S. owned foreign earnings of $1.2 billion. For the year ended December 31, 2018, we completed the accounting for the income tax effects of the U.S. Tax Act. Based on additional guidance issued by the IRS and updates to our calculations we recorded a benefit of $6.3 million related to the Transition Toll Tax. There were no other material changes to the amounts recorded at December 31, 2018. We also finalized the provisional estimate related to our assertion on unremitted earnings of foreign subsidiaries recording an additional deferred tax liability of $8.3 million for the state income tax impacts of repatriating undistributed foreign earnings.

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

On December 22, 2017, the Belgian Parliament approved Belgian tax reform legislation (“Belgium Tax Act”), which was signed by the Belgian King and enacted on December 25, 2017. The Belgium Tax Act provides for a reduction to the corporate income tax rate from 34% to 30%, for 2018 and 2019, as well as a reduced corporate income tax rate of 25% for 2020 and beyond. The Belgium Tax Act also increased the participation exemption on dividend distributions to Belgium entities from 95% to 100%. The Belgium Tax Act also introduces Belgium tax consolidation and other anti-tax avoidance directives. For the year ended December 31, 2018, we recorded additional income tax expense of $24.1 million for the remeasurement of certain deferred tax assets and additional income tax benefit of $33.2 million for the remeasurement of certain deferred tax liabilities as a result of the Belgium Tax Act. Lastly, for the year ended December 31, 2018, we fully reversed the deferred tax liability recorded for Belgian Fairness Tax assessment on unrepatriated earnings, as this tax was ruled unconstitutional in the first quarter of 2018.

On January 1, 2019, we adopted ASU 2018-02 Income Statement - Reporting Comprehensive Income. Upon adoption, we did not elect to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act from AOCI to Retained earnings (accumulated deficit).

NOTE 16 - POST-EMPLOYMENT PLANS

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

Perrigo Company plc - Item 8
Note 16

We also have a defined contribution plan that covers our Ireland employees. We contribute up to 18% of each participating employee’s annual eligible salary on a monthly basis.

We assumed a number of defined contribution plans associated with the Omega acquisition and we pay contributions to the pension insurance plans.

Our contributions to all of the plans were as follows (in millions):

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$26.6	$25.2	$25.5

Pension and Post-Retirement Healthcare Benefit Plans

We have a liability related to two defined benefit plans (staff and executive plan) for employees based in Ireland. These plans were subsequently merged and all plan assets and liabilities were transferred from the executive scheme to the staff scheme as a result of a plan combination.

We have a liability related to a number of defined benefit plans covering employees based primarily in the Netherlands, Belgium, Germany, Switzerland, Greece and France. Omega companies operate various pension plans across each country.

Our defined benefit pension plans are managed externally and the related pension costs and liabilities are assessed at least annually in accordance with the advice of a qualified professional actuary. We used a December 31, 2019 measurement date and all plan assets and liabilities are reported as of that date.

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

Perrigo Company plc - Item 8
Note 16

The change in the projected benefit obligation and plan assets consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Projected benefit obligation at beginning of period	$168.6	$174.0	$5.6	$6.2
Curtailment	(2.5)	(1.2)	—	—
Service costs	2.5	3.0	0.6	0.6
Interest cost	3.8	3.8	0.2	0.2
Actuarial loss (gain)	22.7	(1.6)	0.3	(1.3)
Amendments	—	—	(2.9)	—
Contributions paid	0.3	0.3	—	—
Benefits paid	(1.6)	(1.6)	(0.1)	(0.1)
Settlements	(3.8)	(0.5)	—	—
Foreign currency translation	(3.1)	(7.6)	—	—
Projected benefit obligation at end of period	$186.9	$168.6	$3.7	$5.6
Fair value of plan assets at beginning of period	151.9	162.5	—	—
Actual return on plan assets	19.8	(3.1)	—	—
Benefits paid	(1.6)	(1.6)	(0.1)	(0.1)
Settlements	(3.8)	(0.5)	—	—
Employer contributions	2.0	1.2	0.1	0.1
Contributions paid	0.3	0.3	—	—
Foreign currency translation	(3.2)	(6.9)	—	—
Fair value of plan assets at end of period	$165.4	$151.9	$—	$—
Unfunded status	$(21.5)	$(16.7)	$(3.7)	$(5.6)

Presented as:
Other non-current assets	$15.8	$15.7	$—	$—
Other non-current liabilities	$(37.3)	$(32.4)	$—	$—

The total accumulated benefit obligation for the defined benefit pension plans was as follows (in millions):

Year Ended
December 31, 2019	December 31, 2018
$180.8	$163.2

The following unrecognized actual gain for the other benefits liability was included in OCI, net of tax (in millions):

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$2.6	$1.3	$0.3

Perrigo Company plc - Item 8
Note 16

The unamortized net actuarial loss (gain) in AOCI net of tax for defined benefit pension and other benefits was as follows (in millions):

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
$6.2	$4.4	$(1.3)

The total estimated credit amount to be recognized from AOCI into net periodic cost during the next year is $0.8 million.

At December 31, 2019, the total estimated future benefit payments to be paid by the plans for the next five years is approximately $11.9 million for pension benefits and $0.9 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
2020	$2.0	$0.1
2021	1.9	0.2
2022	2.4	0.2
2023	2.3	0.2
2024	3.3	0.2
Thereafter	22.8	1.3

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2019, including the expected future employee service. We expect to contribute $2.3 million to the defined benefit plans within the next year.

Net periodic pension cost consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2019	December 31, 2018	December 31, 2017
Service cost	$2.5	$3.0	$4.5	$0.6	$0.6	$0.6
Interest cost	3.8	3.8	3.3	0.2	0.2	0.2
Expected return on assets	(4.9)	(5.3)	(4.3)	—	—	—
Settlement	0.9	—	—	—	—	—
Curtailment	(2.5)	(1.2)	(0.7)	—	—	—
Net actuarial loss	0.8	0.6	0.8	(0.3)	(0.1)	(0.1)
Net periodic pension cost	$0.6	$0.9	$3.6	$0.5	$0.7	$0.7

Perrigo Company plc - Item 8
Note 16

The components of the net periodic pension cost, other than the service cost component, are included in the line item Other (income) expense, net in the Consolidated Statement of Operations.

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation were:

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2019	December 31, 2018	December 31, 2017
Discount rate	1.06%	2.04%	1.91%	4.25%	3.59%	3.59%
Inflation	1.18%	1.45%	1.45%
Expected return on assets	2.54%	2.94%	2.90%

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high quality corporate bonds, with regards to the duration of the plan's liabilities.

As of December 31, 2019, the expected weighted-average long-term rate of return on assets of 2.5% was calculated based on the assumptions of the following returns for each asset class:

Equities	5.9%
Bonds	1.8%
Absolute return fund	4.0%
Insurance contracts	2.5%
Other	1.5%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

Certain of our plans have target asset allocation ranges. As of December 31, 2019, these ranges were as follows:

Equities	20%-30%
Bonds	30%-40%
Absolute return	40%-50%

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

Perrigo Company plc - Item 8
Note 16

The following table sets forth the fair value of the pension plan assets (in millions):

	Year Ended
	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equities	$0.1	$24.5	$—	$24.6	$0.1	$16.2	$—	$16.3
Bonds	1.1	32.7	—	33.8	1.0	28.6	—	29.6
Insurance contracts	—	—	56.1	56.1	—	—	49.9	49.9
Absolute return fund	—	44.9	—	44.9	—	50.5	—	50.5
Other	—	6.0		6.0	—	5.6	—	5.6
Total	$1.2	$108.1	$56.1	$165.4	$1.1	$100.9	$49.9	$151.9

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis (in millions):

	Year Ended
	December 31, 2019	December 31, 2018
Assets at beginning of year	$49.9	$50.8
Actual return on plan assets	8.1	0.6
Purchases, sales and settlements, net	(0.5)	0.4
Foreign exchange	(1.4)	(1.9)
Assets at end of year	$56.1	$49.9

The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

Deferred Compensation Plans

We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $34.4 million and $31.5 million at December 31, 2019 and December 31, 2018, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $31.3 million and $28.8 million at December 31, 2019 and December 31, 2018, respectively, was recorded in Other non-current liabilities.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through the year ended December 31, 2032. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. The annual future maturities of our leases as of December 31, 2019 was $158.2 million (refer to Note 10).

Rent expense under all leases was $48.8 million, $51.2 million, and $50.9 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

At December 31, 2019, we had non-cancelable purchase obligations totaling $845.9 million consisting of contractual commitments to purchase materials and services to support operations. The majority of the obligations are expected to be paid within one year.

Perrigo Company plc - Item 8
Note 17

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of December 31, 2019, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits

We are a defendant in several cases in the generic pricing multidistrict litigation MDL No. 2724 (United States District Court for Eastern District of Pennsylvania). This multidistrict litigation, which has many cases that do not include Perrigo, includes class action and opt-out cases for federal and state antitrust claims.

We have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class actions alleging single-product conspiracies to fix or raise the prices of certain drugs and/or allocate customers starting, in some instances, as early as June 2013. The class actions were filed on behalf of putative classes of (a) direct purchasers, (b) end payors, and (c) indirect resellers. The products in question are Clobetasol gel, Desonide, and Econazole. Pursuant to the court’s schedule staging various cases in phases, we moved to dismiss the complaints relating to Clobetasol and Econazole. The court issued a decision denying the motions in part in October 2018 and issued a second decision in February 2019 dismissing various state law claims, but allowing other state law claims to proceed. We filed answers to the Clobetasol gel complaints on December 31, 2018. We filed answers to the Desonide and Econazole complaints on March 15, 2019. The cases are proceeding in document discovery.

The same three putative classes have each filed complaints naming us as a co-defendant, along with 27 other manufacturers, alleging an overarching conspiracy to fix or raise the prices of 15 generic prescription pharmaceutical products starting in 2011. Perrigo manufactures only two of the products at issue, Nystatin cream and Nystatin ointment. Motions to dismiss certain single-product and overarching complaints listed above were filed on February 21, 2019. Plaintiffs’ oppositions were due on May 2, 2019 and defendants’ replies were filed on June 13, 2019. On August 15, 2019, the Court denied the Defendants’ joint motions to dismiss certain overarching conspiracy allegations. The cases are proceeding in document discovery.

In December 2019, both the end payor and indirect reseller class plaintiffs filed new overarching complaints against us, dozens of other manufacturers of generic prescription pharmaceuticals, and certain individuals. The complaints also allege conspiracies relating to the sale of various new products, the majority of which Perrigo neither makes nor sells. The indirect reseller complaint alleges that Perrigo conspired in connection with its sales of Immiquimod cream, Desonide cream and ointment, and Hydrocortisone Valerate cream. The end payor complaint alleges that Perrigo conspired in connection with its sale of the following drugs: Betamethasone Dipropionate, Bromocriptine Mesylate, Clindamycin Phosphate, Fenofibrate, Halobetasol Proprionate, Hydrocortisone Valerate, Permethrin, and Triamcinolone Acetonide.

We have also been named a co-defendant along with 35 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of 31 generic prescription pharmaceutical products starting in 2013. The only allegations specific to us relate to Clobetasol, Desonide, Econazole, Nystatin cream, and Nystatin ointment. Perrigo moved to dismiss this complaint on February 21, 2019. The motion was denied on August 15, 2019. The case is proceeding in document discovery.

On August 3, 2018, a large managed care organization filed a complaint against us alleging price-fixing and customer allocation concerning 17 different products among 27 manufacturers including Perrigo. The only allegations specific to us concern Clobetasol. Perrigo moved to dismiss this complaint on February 21, 2019. The motion was denied on August 15, 2019. The case is proceeding in document discovery.

Perrigo Company plc - Item 8
Note 17

On July 18, 2019, 87 health plans filed a Praecipe to Issue Writ of Summons in Pennsylvania state court to commence an action against 53 generic pharmaceutical manufacturers and 17 individuals, alleging antitrust violations concerning generic pharmaceutical drugs. While Perrigo was named as a defendant, no complaint has been filed. A stipulation is currently being drafted to defer further action pending developments in the Generics Antitrust MDL described above. At this stage, we cannot reasonably predict the outcome of the liability, if any, associated with these claims. This case has not yet been consolidated into the MDL.

On January 16, 2019, a similar suit was brought by a health insurance carrier in the U.S. District Court for the District of Minnesota alleging a conspiracy to fix prices of 30 products among 30 defendants. The only allegations specific to us concern Clobetasol gel, Desonide, Econazole, Nystatin cream, and Nystatin ointment.

On December 11, 2019, a health care service company filed a complaint against us and 38 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin cream/ointment.

On December 16, 2019, a Medicare Advantage claims recovery company filed a complaint against us and 39 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin cream/ointment. The complaint was originally filed in the District of Connecticut but will likely be consolidated into the MDL.

On December 23, 2019, several counties in New York filed an amended complaint against us and 28 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, and Econazole. The complaint was originally filed in New York State court but was removed to federal court and will likely be consolidated into the MDL.

On December 27, 2019, a healthcare management organization filed a complaint against us and 25 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, and Econazole. The complaint was filed originally in the Northern District of California but will likely be consolidated into the MDL.

At this stage, we cannot reasonably predict the outcome of the liability if any, associated with the claims listed above.

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

Perrigo Company plc - Item 8
Note 17

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

On November 14, 2019, the court granted the lead plaintiffs’ motion and certified three classes for the case: (i) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on a U.S. exchange and were damaged thereby; (ii) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on the Tel Aviv exchange and were damaged thereby; and (iii) all those who owned shares as of November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (whether or not a person tendered shares in response to the Mylan tender offer)(the "tender offer class"). Defendants filed a petition for leave to appeal in the Third Circuit challenging the certification of the tender offer class, and the class plaintiffs have filed an opposition. The Third Circuit has not yet determined if leave to appeal will be granted.

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

Perrigo Company plc - Item 8
Note 17

Brown) filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

On January 16, 2018, Manning & Napier Advisors, LLC filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Manning & Napier Advisors, LLC v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5) and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff did not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. On January 3, 2020, the plaintiff filed a consented notice of voluntary dismissal dismissing its section 18 claims with prejudice and dismissing its 10(b) and 20(a) claims without prejudice.The Court approved the dismissal on January 7, 2020, and this case has now ended.

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

Perrigo Company plc - Item 8
Note 17

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

Perrigo Company plc - Item 8
Note 17

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

Perrigo Company plc - Item 8
Note 17

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

Perrigo Company plc - Item 8
Note 17

2019, by which the plaintiffs are participating in the discovery proceedings in the Roofers' Pension Fund case described above and the various individual cases also described above. We intend to defend the lawsuit vigorously.

On February 14, 2019, Highfields Capital I LP and related entities filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Highfields Capital I LP, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of Massachusetts. The complaint asserts claims under Securities Exchange Act sections 14(e) and 18 against all defendants, as well as 20(a) control person liability against the individual defendants. The complaint also asserts Massachusetts state law claims under Massachusetts Unfair Business Methods Law (chapter 93A § 11), and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged improper accounting for the Tysabri® asset. Some of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and with allegations in one or more of the opt out cases described above. Plaintiffs do not provide a clear calculation of how they estimated damages and seek treble damages, punitive damages, and attorney's fees. On May 7, 2019, defendants filed a motion to transfer this case to the U.S. District Court for the District of New Jersey so that the proceedings in this case can be coordinated with the other cases (discussed above) pending in that court. The transfer motion has been fully briefed and the court heard oral argument on January 29, 2020. The court has not yet ruled on the transfer motion. We intend to defend the lawsuit vigorously.

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

On December 18, 2019, Discovery Global Citizens Master Fund, Ltd., and three other funds from the same group of companies filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P., the Pentwater Equities Opportunities Master Fund Ltd., the WCM, and the Hudson Bay Master Fund, Ltd. cases represents the plaintiffs in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations in those four earlier cases. The case is styled Discovery Global Citizens Master Fund, Ltd., et al. v. Perrigo Co. plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The Discovery Global case is assigned to the same federal judge that is hearing the Roofer’s Pension Fund class action case and the twelve other individual cases described above. The complaint asserts claims under Securities Exchange Act section § 14(e) against all defendants and section 20(a) control person claims against the individual defendants. In general, the plaintiffs’ allegations describe events during the period from April 2015 through May

Perrigo Company plc - Item 8
Note 17

2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above. The plaintiffs do not provide an estimate of damages. The parties are conferring about the applicability of the rulings in prior cases described above to this case and a date for defendants to answer the complaint. We intend to defend this case vigorously.

On December 20, 2019, York Capital Management, L.P. and six other related funds from the same group of companies filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P., the Pentwater Equities Opportunities Master Fund Ltd., the WCM, the Hudson Bay Master Fund, Ltd., and the Discovery Global cases represents the plaintiffs in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations in those four earlier cases. The case is styled York Capital Management, L.P., et al. v. Perrigo Co. plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The York Capital case is assigned to the same federal judge that is hearing the Roofer’s Pension Fund class action case and the thirteen other individual cases in described above. The complaint asserts claims under Securities Exchange Act section § 14(e) against all defendants and section 20(a) control person claims against the individual defendants. In general, the plaintiffs’ allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above. The plaintiffs do not provide an estimate of damages. The parties are conferring about the applicability of the rulings in prior cases described above to this case and a date for defendants to answer the complaint. We intend to defend this case vigorously.

On February 12, 2020, Burlington Loan Management DAC filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P., the Pentwater Equities Opportunities Master Fund Ltd., the WCM, the Hudson Bay Master Fund, Ltd., the Discovery Global, and the York Capital cases represents the plaintiff in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations in those six earlier cases. The case is styled Burlington Loan Management DAC v. Perrigo Co. plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The Burlington Loan case is assigned to the same federal judge that is hearing the Roofer’s Pension Fund class action case and the fourteen other individual cases in described above. The complaint asserts claims under Securities Exchange Act section 14(e) against all defendants and section 20(a) control person claims against the individual defendants. In general, the plaintiff’s allegations describe events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofer’s Pension Fund case described above. The plaintiff does not provide an estimate of damages. The parties are conferring about the applicability of the rulings in prior cases described above to this case and a date for defendants to answer the complaint. We intend to defend this case vigorously.

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

Perrigo Company plc - Item 8
Note 17

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

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purports to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleges violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contend that the Company, in its Form 10‑Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff does not provide an estimate of class damages. The Court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which named the same defendants, asserted the same class period, and invoked the same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period (March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contends that Perrigo’s disclosures about the Irish tax audit were inadequate beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeats many of the allegations of the April 2019 amended complaint. The second amended complaint alleges violations of Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss. On January 23, 2020, the court granted the motion to dismiss in part and denied it in part, dismissing Mr. Roehrhoff as a defendant and dismissing allegations of inadequate disclosures related to the audit by Irish Revenue during the period March 2018 through October 30, 2018. The court permitted the plaintiffs to pursue their claims against us, Mr. Kessler, and Mr. Winowiecki related to disclosures after Perrigo received the October 30, 2018 audit findings letter and later events through December 20, 2018. The Defendants filed answers on February 13, 2020 denying liability, and the Court held a scheduling conference on February 14, 2020. Discovery on the remaining issues has begun. We intend to defend the lawsuit vigorously.

In Israel (cases related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings. Perrigo filed

Perrigo Company plc - Item 8
Note 17

a further request for a stay in February 2020, and the court has not yet ruled on that request. We intend to defend the lawsuit vigorously.

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

On October 2, 2019, the shareholder filed a derivative action in the U.S. District Court for the District of New Jersey styled Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford, et al. The case was assigned to the same judge who is handling the Roofers' Pension Fund securities class action and related opt out cases described above. In addition to the Company, the lawsuit names as defendants current Board members Alford, Classon, Karaboutis, Kindler, O’Connor, Parker, and Samuels, current CEO Kessler, former Board members Smith, Brlas, Cohen, Fouse, Hoffing, Jandernoa, Kunkle, and Morris, former CEO Hendrickson, former CEO Papa, former CFO Brown, former CFO Winowiecki, and former Executive Vice Presidents Boothe and Coucke. The lawsuit seeks to authorize the shareholder to pursue claims on behalf of the Company against all the individual defendants for breach of their fiduciary duties and for unjust enrichment, and against the current director defendants, former director Mr. Smith, and current CEO Mr. Kessler for violations of Exchange Act §§ 14(a) (proxy statement disclosures) and 29(b) (disgorgement as a result of alleged violations of § 14(a)). The complaint alleges that the following events indicate that the individuals in their respective capacities failed to exercise appropriate control over the management of the Company and made inadequate public disclosures concerning the integration of Omega after acquisition; the Company’s past and prospective organic growth; the defense against the Mylan 2015 tender offer; the alleged collusive pricing activities regarding generic prescription products; the accounting by the Company for the Tysabri® royalty stream; the 2018 Irish tax audit including potential liabilities for Irish taxes; and the April 2019 assertion of tax liabilities by the U.S. Internal Revenue Service (many of these factual events also underlie the securities cases discussed earlier in this Note 17). All defendants have filed motions to dismiss asserting various reasons to dismiss. Plaintiff’s oppositions are due in March 2020; defendants’ replies in support of dismissal are due in April 2020. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 8
Note 18

NOTE 18 - COLLABORATION AGREEMENTS AND OTHER CONTRACTUAL ARRANGEMENTS

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

Development Agreements

On May 15, 2015, we entered into a contractual arrangement with a third party that specializes in R&D and obtaining approval for various drug candidates to develop specific products. We entered into additional contractual arrangements in 2016 with the same counterparty. If the products receive FDA approval, we are required to acquire the ANDAs at pre-determined multiples of the associated development costs. If we acquire approved products under these arrangements, we will capitalize these as intangible assets and amortize them over their useful lives. During the three months ended September 29, 2018, we paid $30.4 million to acquire the ANDA for a generic topical cream. During the three months ended June 29, 2019, we paid $15.7 million to acquire the ANDA for a generic product used to relieve pain. During the three months ended September 28, 2019, we paid $49.0 million for a generic gel product (refer to Note 3). The contractual future purchase obligations for other products in development by the third party as of December 31, 2019 totaled an estimated $89.0 million. Purchase obligations could be higher or lower than the estimated contractual amounts based on the third party’s actual development costs to obtain regulatory approval.

Development-Stage Rx Products

On May 1, 2015, we entered into a development agreement with a clinical stage biotechnology company for the development of two specialty pharmaceutical products. We paid $18.0 million for an option to acquire the two products, which we reported in R&D expense. On March 1, 2016, we exercised the purchase option to acquire both products, which obligated us to make additional potential milestone payments of up to $30.0 million in the event of regulatory approval and certain sales milestones. We were also obligated to make royalty payments over periods ranging from seven years to ten years from the launch of each product. On December 20, 2017, we completed the sale of one of the Development-Stage Rx Products (refer to Note 3), which reduced our potential milestone payment obligations from $30.0 million to $17.5 million, plus royalties. On November 30, 2019, we terminated our remaining potential payment obligations by transferring the remaining Development-Stage Rx product back to the clinical stage biotechnology company with which we had the original development agreement.

Generic Injectable Products

In December 2017, we entered into a collaboration agreement with a generic pharmaceutical development company, pursuant to which the parties will collaborate in the ongoing development and commercialization of a generic injectable product. We will provide assistance, including preparing and filing the product ANDA, and be responsible for commercializing the product. As part of the agreement, we paid a $2.5 million milestone payment on the effective date of the agreement, and we subsequently paid a milestone of $0.7 million. The milestones paid to date were reported in Research and development on the Consolidated Financial Statements. We will make additional payments if regulatory approval is obtained and certain other development milestones are achieved. As of December 31, 2019, the remaining contingent milestone payments could total $13.8 million in the aggregate. There can be no assurance that any such products will be approved by the FDA on the anticipated schedule or at all.

Additional future milestone payments and receipts related to agreements not specifically discussed above are not material.

Perrigo Company plc - Item 8
Note 18

NOTE 19 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

Balance at December 31, 2016	$19.7
Additional charges	61.0
Payments	(59.6)
Non-cash adjustments	0.3
Balance at December 31, 2017	21.4
Additional charges	21.0
Payments	(18.8)
Non-cash adjustments	0.4
Balance at December 31, 2018	24.0
Additional charges	25.3
Payments	(29.4)
Non-cash adjustments	(0.3)
Balance at December 31, 2019	$19.6

The charges incurred during the year ended December 31, 2019, were primarily associated with our strategic transformation initiative and the reorganization of our executive management team. The charges incurred during the years ended December 31, 2018 and December 31, 2017 were primarily associated with actions taken to streamline our organization, as well as lease exit costs.

Of the amount recorded during the year ended December 31, 2019, $12.2 million related to our CSCI segment, due primarily to the sales force reorganization in France, and $10.1 million was not allocated to a segment and was primarily related to our strategic transformation initiative and the reorganization of our executive management team. Of the amount recorded during the year ended December 31, 2018, $17.4 million related to our CSCI segment. Of the amount recorded during the year ended December 31, 2017, $27.4 million and $17.1 million related to our CSCA and CSCI segments, respectively. There were no other material restructuring programs in any of the periods presented.

All charges are recorded in Restructuring expense on the Consolidated Financial Statements. The remaining $19.6 million liability for employee severance benefits is expected to be paid within the next year.

NOTE 20 - SEGMENT AND GEOGRAPHIC INFORMATION

Our segment reporting structure is consistent with the way our management makes operating decisions, allocates resources and manages the growth and profitability of the business (refer to Note 1).

Perrigo Company plc - Item 8
Note 20

Below is a summary of our results by reporting segment (in millions):

	CSCA	CSCI	RX	Other(1)	Unallocated	Total
Year Ended December 31, 2019
Net sales	$2,487.7	$1,382.2	$967.5	$—	$—	$4,837.4
Operating income (loss)	$414.0	$19.6	$2.6	$—	$(231.4)	$204.8
Operating margin	16.6%	1.4%	0.3%	—%	—%	4.2%
Total assets	$3,990.2	$4,682.7	$2,628.5	$—	$—	$11,301.4
Capital expenditures	$98.4	$18.8	$20.5	$—	$—	$137.7
Property, plant and equipment, net	$599.8	$149.9	$153.1	$—	$—	$902.8
Depreciation/amortization	$97.4	$194.3	$104.8	$—	$—	$396.5
Change in financial assets	$—	$—	$—	$—	$(22.1)	$(22.1)

Year Ended December 31, 2018
Net sales	$2,411.6	$1,399.3	$920.8	$—	$—	$4,731.7
Operating income (loss)	$174.4	$6.8	$214.6	$—	$(159.3)	$236.5
Operating margin	7.2%	0.5%	23.3%	—%	—%	5.0%
Total assets	$3,571.7	$4,613.0	$2,798.7	$—	$—	$10,983.4
Capital expenditures	$65.0	$19.1	$18.6	$—	$—	$102.7
Property, plant and equipment, net	$530.3	$154.8	$144.0	$—	$—	$829.1
Depreciation/amortization	$104.8	$219.2	$99.6	$—	$—	$423.6
Change in financial assets	$—	$—	$—	$—	$(188.7)	$(188.7)

Year Ended December 31, 2017
Net sales	$2,429.9	$1,406.2	$1,054.4	$55.7	$—	$4,946.2
Operating income (loss)	$470.9	$(2.7)	$306.1	$8.7	$(184.8)	$598.2
Operating margin	19.4%	(0.2)%	29.0%	15.6%	—%	12.1%
Total assets	$3,786.8	$4,908.3	$2,933.7	$—	$—	$11,628.8
Capital expenditures	$39.5	$23.4	$25.7	$—	$—	$88.6
Property, plant and equipment, net	$512.8	$169.7	$150.6	$—	$—	$833.1
Depreciation/amortization	$115.2	$219.9	$103.9	$5.8	$—	$444.8
Change in financial assets	$—	$—	$—	$—	$24.9	$24.9

(1)	Includes our former Specialty Sciences segment.

The net book value of Property, plant and equipment, net by location was as follows (in millions):

	Year Ended
	December 31, 2019	December 31, 2018
U.S.	$614.5	$548.7
Europe(1)	146.8	152.3
Israel	86.1	77.6
All other countries	55.4	50.5
	$902.8	$829.1

(1) Includes Ireland Property, plant and equipment, net of $9.3 million and $9.8 million, for the years ended December 31, 2019 and December 31, 2018, respectively.

Perrigo Company plc - Item 8
Note 20

Sales to Walmart as a percentage of Consolidated Net sales (reported primarily in our CSCA segment) were as follows:

Year Ended
December 31, 2019	December 31, 2018	December 31, 2017
13.0%	12.8%	13.0%

NOTE 21 - QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of our last eight quarters. The information below has been prepared on a basis consistent with our audited consolidated financial statements (in millions, except per share amounts):

	First Quarter(2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter(5)
Year Ended December 31, 2019
Net sales	$1,174.5	$1,149.0	$1,191.1	$1,322.8
Gross profit	$448.8	$430.8	$412.8	$480.9
Change in financial assets	$(10.4)	$(5.5)	$(2.6)	$(3.6)
Net income (loss)	$63.9	$9.0	$92.2	$(19.0)
Earnings (loss) per share(1):
Basic	$0.47	$0.07	$0.68	$(0.14)
Diluted	$0.47	$0.07	$0.67	$(0.14)
Weighted average shares outstanding:
Basic	135.9	136.0	136.0	136.1
Diluted	136.2	136.5	136.8	137.0

(1)    The sum of individual per share amounts may not equal due to rounding.

(2)	Includes change in financial assets of $10.4 million.

(3)	Includes impairment charges of $27.8 million and restructuring charges and other termination benefits of $12.2 million.
(4) Includes animal health divestiture pre-tax gain of $71.7 million, Ranitidine market withdrawal charges of $18.4 million, acquisition-related charges and contingent consideration adjustments of $18.1 million, and impairment charges of $10.9 million.
(5) Includes impairment charges of $141.6 million.

	First Quarter	Second Quarter (2)	Third Quarter (3)	Fourth Quarter
Year Ended December 31, 2018
Net sales	$1,217.0	$1,186.4	$1,133.1	$1,195.2
Gross profit	$492.7	$471.0	$424.8	$443.0
Change in financial assets	$9.6	$(0.6)	$(74.9)	$(122.8)
Net income (loss)	$80.8	$36.2	$(67.5)	$81.5
Earnings (loss) per share(1):
Basic	$0.57	$0.26	$(0.49)	$0.60
Diluted	$0.57	$0.26	$(0.49)	$0.60
Weighted average shares outstanding:
Basic	140.8	138.1	137.4	135.9
Diluted	141.4	138.7	137.4	136.3

(1)    The sum of individual per share amounts may not equal due to rounding.

(2)	Includes acquisition-related charges and contingent consideration adjustments of $53.2 million.

(3)	Includes impairment charges of $221.8 million and restructuring charges and other termination benefits of $18.0 million.

Perrigo Company plc - Item 8
Note 22

NOTE 22 - SUBSEQUENT EVENTS

Oral Care Acquisitions

Steripod®

On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $24.7 million, subject to customary post-closing adjustments. We funded the transaction with cash on hand.

The acquisition, which includes a portfolio of antibacterial toothbrush protectors, kids’ toothbrush protectors and tongue cleaners, complements our current portfolio of oral self-care products and leverages our manufacturing and marketing platform. Operating results attributable to the products will be included in our CSCA segment.

High Ridge Brands

On February 20, 2020, we entered into a definitive agreement to acquire the oral care assets of High Ridge Brands for $113.0 million in cash. The transaction is expected to close in the first quarter of 2020 subject to bankruptcy court approval in connection with High Ridge Brands’ Chapter 11 cases, as well as other customary closing conditions.

The acquisition includes the children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands. This transaction, in combination with our existing children’s oral self-care portfolio, provides a new platform for disruptive product innovation in the form of exclusive store and value brand programs that challenge current national brand oral care offerings. Operating results attributable to the products will be included in our CSCA segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019. Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2019 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2019.

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

We acquired Ranir during the third quarter of 2019 (refer to Item 8. Note 3). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Ranir from its evaluation of internal control over financial reporting as of December 31, 2019. We are in the process of documenting and testing Ranir’s internal controls over financial reporting. We will incorporate Ranir into our annual report on internal control over financial reporting for our year ending December 31, 2020. As of December 31, 2019, assets excluded from management’s assessment totaled $866.4 million. Ranir contributed $151.4 million of Net sales and $10.1 million of Operating income in our Consolidated Statements of Operations for the year ended December 31, 2019.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and Related Technology, which was developed by the Information Systems Audit and

Perrigo Company plc - Item 9A

Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The results of management’s assessment have been reviewed with our Audit Committee.

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

Perrigo Company plc - Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on Internal Control Over Financial Reporting

We have audited Perrigo Company plc’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Perrigo Company plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ranir Global Holdings, LLC, which is included in the 2019 consolidated financial statements of the Company and constituted 8% and 13% of total and net assets, respectively, as of December 31, 2019 and 3% and 5% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Ranir Global Holdings, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

Perrigo Company plc - Item 8

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 27, 2020

Perrigo Company plc - Item 10

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)Directors of Perrigo Company plc.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 under the heading "Election of Directors" or will be included in an amendment to this annual report on Form 10-K.

(b)Executive Officers of Perrigo Company plc.

See Part I, Additional Item of this Form 10-K under the heading "Information About our Executive Officers."

(c)Audit Committee Financial Expert.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(d)Identification and Composition of the Audit Committee.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(e)Compliance with Section 16(a) of the Exchange Act.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 under the heading "Delinquent Section 16(a) Reports" or will be included in an amendment to this annual report on Form 10-K.

(f)Code of Ethics.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 under the heading "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 under the headings "Executive Compensation", "Renumeration Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation" or will be included in an amendment to this annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 under the heading "Ownership of Perrigo Ordinary Shares" or will be included in an amendment to this annual report on Form 10-K. Information concerning equity compensation plans is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 under the heading "Equity Compensation Plan Information" or will be included in an amendment to this annual report on Form 10-K.

Perrigo Company plc - Item 13

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 under the heading "Certain Relationships and Related-Party Transactions" and "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 under the heading "Ratification, in a Non-Binding Advisory Vote, of the Appointment of Ernst & Young LLP as Independent Auditor of the Company and Authorization, in a Binding Vote, of the Board of Directors, Acting Through the Audit Committee, to Fix the Renumeration of the Auditor" or will be included in an amendment to this annual report on Form 10-K.

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

4.12	Description of the Company’s Securities (filed herewith).

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

10.4
Term Loan Credit Agreement by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2019).

Perrigo Company plc - Item 15
Exhibits

10.5
Purchase and Sale Agreement by and among Perrigo Pharma International Designated Activity Company, Perrigo Company plc and RPI Finance Trust, dated February 27, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2017) (File No. 001-36353).

10.6
Stock Purchase Agreement and Agreement and Plan of Merger by and among Perrigo Oral Health Care Holdings, Inc., Perrigo Ireland 6 DAC, Big Mouth Merger Sub, LLC, Ranir Global Holdings, LLC, Camden Partners III SPV, L.P., RGH SELLER REP, LLC and Perrigo Company plc, effective as of May 8, 2019 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019).

10.7*	Perrigo Annual Incentive Plan, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.8*
2008 Long-Term Incentive Plan, adopted November 4, 2008 (incorporated by reference from Exhibit 10(b) to Perrigo Company's Quarterly Report on Form 10-Q filed on February 3, 2009) (File No. 000-19725).

10.9*	2013 Long-Term Incentive Plan (incorporated by reference from Annex J to the Company’s Registration Statement on Form S-4/A filed on October 8, 2013) (File No. 333-190859).

10.10*
Amendment No. 1 to the 2013 Long-Term Incentive Plan, dated as of January 29, 2014 (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.11*
Amendment No. 2 to the 2013 Long-Term Incentive Plan, effective as of July 9, 2015 (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on August 13, 2015) (File No. 001-36353).

10.12*
Amendment No. 3 to the 2013 Long-Term Incentive Plan, effective as of November 3,2017 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.13*
Amendment No. 4 to the 2013 Long-Term Incentive Plan, effective as of February 13, 2019 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.14*	Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2019).

10.15*
Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007 (incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on October 11, 2007) (File No. 000-19725).

10.16*
Amendment One to the Nonqualified Deferred Compensation Plan, dated December 3, 2009 (incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on August 14, 2014) (File No. 001-36353).

10.17*
Amendment Two to the Nonqualified Deferred Compensation Plan, dated as of October 10, 2012, (incorporated by reference from Exhibit 10.1 to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2013) (File No. 000-19725).

10.18*
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

10.20*
Amendment Five to the Nonqualified Deferred Compensation Plan, dated as of August 17, 2015 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2015) (File No. 001-36353).

10.21*
Amendment Six to the Perrigo Company Nonqualified Deferred Compensation Plan, dated as of July 23, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018) (File No. 001-36353).

10.22*
Perrigo Company Employee Severance Programme - Ireland, effective December 18, 2016 (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.23*
Perrigo Company plc Executive Committee Severance Policy, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.24*
Perrigo Company plc Change in Control Severance Policy for U.S. Employees, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.25*
Perrigo Company plc U.S. Severance Policy, as amended and restated effective February 13, 2019 ( incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

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

Perrigo Company plc - Item 15
Exhibits

10.41*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.41 to the Company’s Transition Report on Form 10-KT filed on February 25, 2016) (File No. 001-36353).

10.42*
Forms of Amendment to Service-Based Restricted Stock Unit Award Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.43*
Forms of Amendment to Performance-Based Restricted Stock Unit Award Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.44*
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

10.46*
Forms of Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.47*
Forms of Nonqualified Stock Option Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.48*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company’s Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2018) (File No. 001-36353).

10.49*
Forms of Service-Based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.50*
Forms of Performance-Based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.51*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.52*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.53*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.54*
Forms of Performance-based Restricted Stock Unit Award Agreements under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.55*	Form of Perrigo Company plc Director Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.56*	Form of Perrigo Company plc Officer Indemnity Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.57*	Form of Perrigo Company Indemnity Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

Perrigo Company plc - Item 15
Exhibits

10.58*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2019).

10.59*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2019).

10.60*
Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 30, 2019).

10.61*	Form of Nonqualified Stock Option Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (filed herewith).

10.62*	Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (filed herewith).

10.63*	Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (filed herewith).

10.64*
Amendment No.1 to Employment Agreement, effective as of June 5, 2017, made by and among Perrigo Company plc, Perrigo Management Company and John T. Hendrickson (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2017) (File No. 001-36353).

10.65*
Letter Agreement between Perrigo Company plc and Ronald L. Winowiecki, dated July 18, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017) (File No. 001-36353).

10.66*
Waiver and Release Agreement by and between Perrigo Company plc and Ronald Winowiecki effective as of April 17, 2019 (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).

10.67*
Supplemental Waiver and Release Agreement by and between Perrigo Company plc and Ronald Winowiecki effective as of July 1, 2019 (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019).

10.68*
Employment Agreement, effective as of January 15, 2018, by and between Perrigo Pharma International DAC and Uwe Roehrhoff (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2018) (File No. 001-36353).

10.69*
Amendment No. 1 to Employment Agreement, effective as of January 26, 2018, by and between Perrigo Pharma International DAC Company and Uwe Roehrhoff (incorporated by reference from exhibit 10.68 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.70*
Employment Agreement, dated as of May 7, 2018, by and between Perrigo Management Company and Uwe Roehrhoff (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2018) (File No. 001-36353).

10.71*
Separation Agreement and General Release, effective as of October 8, 2018, by and between Perrigo Management Company and Uwe F. Roehrhoff (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2018) (File No. 001-36353).

10.72*
Management Agreement, effective as of February 20, 2017, by and between Omega Pharma International NV and Svend Andersen (incorporated by reference from exhibit 10.69 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.73*
Employment Agreement, effective as of October 8, 2018, by and between Perrigo Management Company and Murray S. Kessler (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2018) (File No. 001-36353).

10.74*
Amendment No. 1 to Employment Agreement, effective as of February 13, 2019, by and between Perrigo Management Company and Murray S. Kessler (incorporated by reference from Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

Perrigo Company plc - Item 15
Exhibits

10.75*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.76*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.77*
Forms of Performance-based Restricted Stock Unit Award Agreements under Perrigo Company plc’s 2013 Long-Term Incentive Plan incorporated by reference from Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.78*	Letter Agreement between the Company and Raymond Silcock, dated March 17, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2019).

10.79*
Amendment Agreement dated as of June 11, 2018 to the Stock Escrow Agreement, dated March 30, 2015, by and among Alychlo NV, Perrigo Company plc, Perrigo Ireland 2 Limited, Computershare Inc., and Computershare Trust Company, N.A. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018) (File No. 001-36353).

10.80*	Management Agreement, effective as of January 1, 2020 by and between Perrigo Holding NV and Svend Andersen (filed herewith).

10.81*	Termination Agreement, effective December 31, 2019, by and between Svend Andersen and Wrafton Laboratories Limited, (filed herewith).

10.82*	Perrigo Company Employee Severance Programme - Ireland, effective December 19, 2019 (filed herewith).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101.INS).

+	Confidential treatment has been requested for portions of this agreement. A completed copy of the agreement, including the redacted portions, has been filed separately with the SEC.

*	Denotes management contract or compensatory plan or arrangement.

(b)	Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

Perrigo Company plc - Item 15
Exhibits

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY PLC
(in millions)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Allowance for doubtful accounts
Balance at beginning of period	$6.4	$6.2	$6.3
Net bad debt expenses(1)	0.8	—	1.4
Additions/(deductions)(2)	(0.5)	0.2	(1.5)
Balance at end of period	$6.7	$6.4	$6.2

(1)	Includes effects of changes in foreign exchange rates.

(2)	Uncollectible accounts written off, net of recoveries. Also includes effects of changes in foreign exchange rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on February 27, 2020.

PERRIGO COMPANY PLC

By:	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Murray S. Kessler, Raymond P. Silcock, and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2019 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2019 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2020.

Signature	Title

/s/ Murray S. Kessler	President and Chief Executive Officer and Director
Murray S. Kessler	(Principal Executive Officer)

/s/ Raymond P. Silcock	Chief Financial Officer
Raymond P. Silcock	(Principal Accounting and Financial Officer)

/s/ Rolf A. Classon	Chairman of the Board
Rolf A. Classon

/s/ Erica L. Mann	Director
Erica L. Mann

/s/ Bradley A. Alford	Director
Bradley A. Alford

/s/ Adriana Karaboutis	Director
Adriana Karaboutis

/s/ Jeffrey B. Kindler	Director
Jeffrey B. Kindler

/s/ Donal O'Connor	Director
Donal O'Connor

/s/ Geoffrey M. Parker	Director
Geoffrey M. Parker

/s/ Theodore R. Samuels	Director
Theodore R. Samuels