Form 10-Q
period 2020-03-28
PERRIGO Co plc
filed 2020-05-05
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 28, 2020

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
 ☐  Yes  ☒ No
As of May 1, 2020, there were 136,313,364 ordinary shares outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the effect of the novel coronavirus (COVID-19) pandemic and the associated economic downturn and supply chain impacts on the Company's business, the timing, amount and cost of any share repurchases; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company's appeal of the Notice of Assessment ("NoA") issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) and the draft and final Notices of Proposed Adjustment ("NOPAs") issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceeding could have on operating results, cash flows and liquidity; potential third-party claims and litigation, including litigation relating to our restatement of previously-filed financial information and litigation relating to uncertain tax positions, including the NoA and NOPAs; potential impacts of ongoing or future government investigations and regulatory initiatives; potential costs and reputational impact of product recalls and sales halts; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions and the success of such transactions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts, and strategic and other initiatives. An adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. Statements regarding the separation of the RX business, including the expected benefits, anticipated timing, form of any such separation and whether the separation ultimately occurs, are all subject to various risks and uncertainties, including future financial and operating results, our ability to separate the business, the effect of existing interdependencies with our manufacturing and shared service operations, and the tax consequences of the planned separation to us or our shareholders. These and other important factors, including those discussed in our form 10-K for the year-ended December 31, 2019, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$1,341.0	$1,174.5
Cost of sales	857.8	725.7
Gross profit	483.2	448.8

Operating expenses
Distribution	24.2	23.3
Research and development	41.9	40.2
Selling	147.7	148.6
Administration	122.6	125.1
Impairment charges	—	4.1
Restructuring	—	9.3
Other operating expense (income)	1.1	(4.1)
Total operating expenses	337.5	346.5

Operating income	145.7	102.3

Change in financial assets	(1.6)	(10.4)
Interest expense, net	30.2	28.6
Other (income) expense, net	2.4	3.2
Income before income taxes	114.7	80.9
Income tax expense	8.3	17.0
Net income	$106.4	$63.9

Earnings per share
Basic	$0.78	$0.47
Diluted	$0.77	$0.47

Weighted-average shares outstanding
Basic	136.2	135.9
Diluted	137.3	136.2

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$106.4	$63.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(92.2)	(16.8)
Change in fair value of derivative financial instruments, net of tax	(9.4)	1.7
Change in post-retirement and pension liability, net of tax	(1.9)	(0.5)
Other comprehensive income (loss), net of tax	(103.5)	(15.6)
Comprehensive income	$2.9	$48.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 28, 2020	December 31, 2019
Assets
Cash and cash equivalents	$510.4	$354.3
Accounts receivable, net of allowance for credit losses of $7.1 and $6.7, respectively	1,296.7	1,243.2
Inventories	930.8	967.3
Prepaid expenses and other current assets	308.3	192.1
Total current assets	3,046.2	2,756.9
Property, plant and equipment, net	889.1	902.8
Operating lease assets	124.0	129.9
Goodwill and indefinite-lived intangible assets	4,146.2	4,185.5
Definite-lived intangible assets, net	2,877.7	2,921.2
Deferred income taxes	6.2	5.4
Other non-current assets	311.3	399.7
Total non-current assets	8,354.5	8,544.5
Total assets	$11,400.7	$11,301.4
Liabilities and Shareholders’ Equity
Accounts payable	$555.8	$520.2
Payroll and related taxes	135.6	156.4
Accrued customer programs	380.4	394.4
Other accrued liabilities	248.6	229.2
Accrued income taxes	26.8	32.2
Current indebtedness	287.8	3.4
Total current liabilities	1,635.0	1,335.8
Long-term debt, less current portion	3,182.9	3,365.8
Deferred income taxes	286.3	280.6
Other non-current liabilities	509.6	515.1
Total non-current liabilities	3,978.8	4,161.5
Total liabilities	5,613.8	5,497.3
Commitments and contingencies - Refer to Note 14
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,339.6	7,359.9
Accumulated other comprehensive income	35.9	139.4
Retained earnings (accumulated deficit)	(1,589.1)	(1,695.5)
Total controlling interests	5,786.4	5,803.8
Noncontrolling interest	0.5	0.3
Total shareholders’ equity	5,786.9	5,804.1
Total liabilities and shareholders' equity	$11,400.7	$11,301.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	136.3	136.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2018	135.9	$7,421.7	$84.6	$(1,838.3)	$5,668.0
Adoption of new accounting standards	—	—	—	(3.4)	(3.4)
Net income	—	—	—	63.9	63.9
Other comprehensive loss	—	—	(15.6)	—	(15.6)
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	1.8	—	—	1.8
Compensation for restricted stock	—	14.2	—	—	14.2
Cash dividends, $0.19 per share	—	(25.9)	—	—	(25.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(2.4)	—	—	(2.4)
Balance at March 30, 2019	136.0	$7,409.4	$69.0	$(1,777.8)	$5,700.6

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2019	136.1	$7,359.9	$139.4	$(1,695.5)	$5,803.8
Net income	—	—	—	106.4	106.4
Other comprehensive loss	—	—	(103.5)	—	(103.5)
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	0.8	—	—	0.8
Compensation for restricted stock	—	15.4	—	—	15.4
Cash dividends, $0.23 per share	—	(30.9)	—	—	(30.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.6)	—	—	(5.6)
Balance at March 28, 2020	136.3	$7,339.6	$35.9	$(1,589.1)	$5,786.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash Flows From (For) Operating Activities
Net income	$106.4	$63.9
Adjustments to derive cash flows:
Depreciation and amortization	93.1	96.6
Share-based compensation	16.2	12.4
Impairment charges	—	4.1
Change in financial assets	(1.6)	(10.4)
Restructuring charges	—	9.3
Deferred income taxes	6.7	3.9
Amortization of debt premium	(0.7)	(1.9)
Other non-cash adjustments, net	(14.0)	13.4
Subtotal	206.1	191.3
Increase (decrease) in cash due to:
Accounts receivable	(67.6)	(48.5)
Inventories	36.5	(37.5)
Prepaid expenses	(33.4)	(3.7)
Accounts payable	53.8	75.4
Payroll and related taxes	(18.4)	(19.9)
Accrued customer programs	(13.6)	(61.7)
Accrued liabilities	11.1	(3.8)
Accrued income taxes	3.8	(10.0)
Other, net	(6.5)	12.9
Subtotal	(34.3)	(96.8)
Net cash from operating activities	171.8	94.5
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	1.8	1.2
Acquisitions of businesses, net of cash acquired	(11.3)	—
Proceeds from the Royalty Pharma contingent milestone	—	250.0
Asset acquisitions	(32.7)	—
Additions to property, plant and equipment	(33.8)	(21.1)
Other investing, net	1.2	—
Net cash from (for) investing activities	(74.8)	230.1
Cash Flows From (For) Financing Activities
Payments on long-term debt	—	(12.3)
Borrowings (repayments) of revolving credit agreements and other financing, net	102.0	(0.3)
Cash dividends	(30.9)	(25.9)
Other financing, net	(6.4)	(3.1)
Net cash from (for) financing activities	64.7	(41.6)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	3.8
Net increase (decrease) in cash and cash equivalents	156.1	286.8
Cash and cash equivalents, beginning of period	354.3	551.1
Cash and cash equivalents, end of period	$510.4	$837.9

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

We are dedicated to making lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that enhance individual well-being by empowering consumers to proactively prevent or treat conditions that can be self-managed. We are also a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, and gels as well as nasal sprays and inhalers.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements have been included and include our accounts and the accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

Our reporting and operating segments are as follows:

•
Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, contract manufacturing, infant formula, and oral self-care categories and our divested animal health category) in the U.S., Mexico and Canada.

•
Consumer Self-Care International ("CSCI") comprises our branded consumer self-care business primarily in Europe, our consumer self-care businesses in the United Kingdom and Australia, and our liquid licensed products business in the United Kingdom.

•	Prescription Pharmaceuticals ("RX") comprises our prescription pharmaceuticals business in the U.S., predominantly generics, and our pharmaceuticals and diagnostic businesses in Israel.

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

Recently Issued Accounting Standards Not Yet Adopted
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2018-14: Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans	This guidance amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post-retirement plans.	December 31, 2020	We are currently evaluating the implications of adoption to related disclosures in our Consolidated Financial Statements.
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This guidance enhances and simplifies various aspects of the income tax accounting guidance in ASC 740.	January 1, 2021	We are currently evaluating the implications of adoption on our Consolidated Financial Statements.

Recently Adopted Accounting Standard Update

On January 1, 2020, we adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326"), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the Current Expected Credit Loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost.
We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, which includes trade receivables and contract assets. The cumulative effect of adopting ASC 326 was not material.
Allowance for Credit Losses
Expected credit losses on trade receivables and contract assets are measured collectively by geographic location. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and for reasonable and supportable forecasts. Historical credit loss experience provides the primary basis for estimation of expected credit losses. Adjustments to historical loss information may be made for significant changes in a geographic location’s economic conditions. Receivables that do not share risk characteristics are evaluated on an individual basis. These receivables are not included in the collective evaluation.
The allowance for credit losses is a valuation account that is deducted from the instruments’ cost basis to present the net amount expected to be collected. Trade receivables and contract assets are charged off against the allowance when the balance is no longer deemed collectible.

Perrigo Company plc - Item 1
Note 1

The following table presents the allowance for credit losses activity (in millions):

Three Months Ended
March 28, 2020
Beginning balance	$6.7
Provision for credit losses	0.8
Receivables written-off	(0.1)
Recoveries collected	—
Currency translation adjustment	(0.3)
Ending balance	$7.1

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
U.S.	$901.6	$768.8
Europe(2)	372.6	340.9
All other countries(3)	66.8	64.8
Total net sales	$1,341.0	$1,174.5

(1) Derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $3.8 million and $5.2 million for the three months ended March 28, 2020 and March 30, 2019, respectively.
(3) Includes net sales generated primarily in Israel, Mexico, Australia and Canada.

Product Category

We re-aligned our product categories in our CSCA and CSCI segments as of December 31, 2019. The re-alignment standardizes our categories and product level detail to provide consistency. This transformative step will optimize the way in which management reports and evaluates our business.

Perrigo Company plc - Item 1
Note 2

The following is a summary of our net sales by category (in millions); the comparative period reflects the product category re-alignment:

	Three Months Ended
	March 28, 2020	March 30, 2019
CSCA(1)
Upper respiratory	$154.6	$132.8
Pain and sleep-aids	120.4	91.3
Digestive health	106.9	102.3
Nutrition	102.2	99.6
Healthy lifestyle	85.8	76.0
Oral self-care	55.3	—
Skincare and personal hygiene	46.7	45.5
Vitamins, minerals, and supplements	6.4	6.3
Animal health	—	19.6
Other CSCA(2)	22.3	8.4
Total CSCA	700.6	581.8
CSCI
Skincare and personal hygiene	94.7	101.9
Upper respiratory	84.1	71.9
Vitamins, minerals, and supplements	48.5	45.8
Pain and sleep-aids	46.8	40.4
Healthy lifestyle	43.6	47.3
Oral self-care	23.2	1.6
Digestive health	6.0	7.2
Other CSCI(3)	35.8	34.7
Total CSCI	382.7	350.8
RX	257.7	241.9
Total net sales	$1,341.0	$1,174.5

(1)    Includes net sales from our OTC contract manufacturing business.

(2)	Consists primarily of diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

(3)
Consists primarily of liquid licensed products, our distribution business and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $49.5 million and $67.3 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	March 28, 2020	December 31, 2019
Short-term contract assets	Prepaid expenses and other current assets	$28.1	$26.3

Perrigo Company plc - Item 1
Note 3

NOTE 3 – ACQUISITIONS

Acquisitions During the Three Months Ended March 28, 2020

Dexsil®

On February 13, 2020, we acquired Dexsil®, a silicon supplement brand, from RXW Group Nv, for total cash consideration paid of approximately $8.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized the consideration paid as a brand-named intangible asset. We began amortizing the brand intangible over a 25-year useful life. Operating results attributable to the product are included within our CSCI segment.

Steripod®

On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $26.0 million, subject to customary post-closing adjustments. The transaction was accounted for as an asset acquisition, in which we capitalized $24.9 million as a brand-named intangible asset. The remainder of the purchase price was allocated to working capital. We began amortizing the brand intangible over a 25-year useful life. Operating results attributable to the product are included within our CSCA segment.

Acquisition Accounted for as a Business Combination During the Year Ended December 31, 2019

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

We are in the process of finalizing the allocation of goodwill to Ranir's respective tax jurisdictions. As a result, the deferred tax balance sheet amounts remain subject to adjustments once the allocation is complete. The provisional acquisition amounts recognized for deferred taxes will be finalized as soon as possible but no later than one year from the acquisition date. The final determination may result in tax bases that differ from the preliminary amount of deferred taxes and goodwill recognized.

Perrigo Company plc - Item 1
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

The goodwill of $291.1 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, the assembled workforce, and the synergies expected from combining the operations of Perrigo and Ranir. Preliminarily, goodwill of $212.2 million and $78.9 million was allocated to our CSCA and CSCI segments, respectively. We are currently evaluating the tax deductibility of the provisional goodwill. We expect some portion to be deductible for income tax purposes. The definite-lived intangible assets acquired consisted of trademarks and trade names, developed product technologies, and customer relationships. Trademarks and trade names were assigned useful lives that ranged from 20 to 25 years. Developed product technologies were assigned 10-year useful lives and customer relationships were assigned 24-year useful lives. Customer relationships were valued using the multi-period excess earnings method. Trademarks and trade names, developed technology, and in-process research and development ("IPR&D") were valued using the relief from royalty method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

Perrigo Company plc - Item 1
Note 3

Pro Forma Impact of Ranir Acquisition

The following table presents unaudited pro forma information as if the Ranir acquisition had occurred on January 1, 2018 and had been combined with the results reported in our Condensed Consolidated Statements of Operations for all periods presented (in millions):

Three Months Ended
(Unaudited)	March 30, 2019
Net sales	$1,248.4
Net income	$70.7

The unaudited pro forma information is presented for information purposes only and is not indicative of the results that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma information presented above includes adjustments primarily for amortization charges for acquired intangible assets, depreciation of property, plant and equipment that have been revalued, certain acquisition-related charges, and related tax effects.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2019	Purchase accounting adjustments	Currency translation adjustments	March 28, 2020
CSCA	$1,899.1	$(10.8)	$(5.7)	$1,882.6
CSCI(1)	1,203.7	10.8	(17.8)	1,196.7
RX(2)	1,013.9	—	(3.2)	1,010.7
Total goodwill	$4,116.7	$—	$(26.7)	$4,090.0

(1) We had accumulated goodwill impairments of $868.4 million as of December 31, 2019 and March 28, 2020.
(2) We had accumulated goodwill impairments of $109.2 million as of December 31, 2019 and March 28, 2020.

Perrigo Company plc - Item 1
Note 4

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	March 28, 2020		December 31, 2019
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$17.6	$—	$18.8	$—
In-process research and development	38.6	—	50.0	—
Total indefinite-lived intangibles	$56.2	$—	$68.8	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$133.5	$82.6	$126.7	$81.1
Developed product technology, formulations, and product rights	1,393.5	770.2	1,392.8	755.3
Customer relationships and distribution networks	1,792.6	694.5	1,805.6	671.4
Trademarks, trade names, and brands	1,370.7	265.7	1,353.5	250.1
Non-compete agreements	6.4	6.0	6.5	6.0
Total definite-lived intangibles	$4,696.7	$1,819.0	$4,685.1	$1,763.9
Total intangible assets	$4,752.9	$1,819.0	$4,753.9	$1,763.9

We recorded amortization expense of $73.1 million and $75.4 million for the three months ended March 28, 2020, and March 30, 2019, respectively.

We recorded an impairment charge of $4.1 million on a certain IPR&D asset during the three months ended March 30, 2019 due to changes in projected development and regulatory timelines.

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	March 28, 2020	December 31, 2019
Finished goods	$485.8	$530.3
Work in process	188.8	186.9
Raw materials	256.2	250.1
Total inventories	$930.8	$967.3

NOTE 6 – FAIR VALUE MEASUREMENTS

On January 1, 2020, we adopted ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove disclosure requirements in Topic 820 related to the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Additionally, the ASU adds disclosure requirements for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We have amended certain of our quantitative Level 3 fair value measurement disclosures to add the range and weighted average of significant unobservable inputs used.

Perrigo Company plc - Item 1
Note 6

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	March 28, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$3.7	$—	$—	$6.6	$—	$—
Foreign currency forward contracts	—	11.1	—	—	4.3	—
Cross-currency swap	—	11.4	—	—	26.3	—
Funds associated with Israeli severance liability	—	13.6	—	—	14.6	—
Royalty Pharma contingent milestone	—	—	96.9	—	—	95.3
Total assets	$3.7	$36.1	$96.9	$6.6	$45.2	$95.3

Liabilities:
Foreign currency forward contracts	$—	$13.7	$—	$—	$8.4	$—
Contingent consideration payments	—	—	13.0	—	—	11.9
Total liabilities	$—	$13.7	$13.0	$—	$8.4	$11.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$1,013.1
Definite-lived intangible assets(2)	—	—	—	—	—	23.3
Total assets	$—	$—	$—	$—	$—	$1,036.4

(1)	During the year ended December 31, 2019, goodwill with a carrying amount of $1,122.3 million was written down to a fair value of $1,013.1 million.

(2)	During the year ended December 31, 2019, definite-lived intangible assets with a carrying amount of $55.3 million were written down to a fair value of $23.3 million.

There were no transfers within Level 3 fair value measurements during the three months ended March 28, 2020 or the year ended December 31, 2019.

Royalty Pharma Contingent Milestone Receipts

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Beginning balance	$95.3	$323.2
Payments received	—	(250.0)
Change in fair value	1.6	10.4
Ending balance	$96.9	$83.6

Perrigo Company plc - Item 1
Note 6

We value our contingent milestone payment from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. As of March 28, 2020, volatility and the estimated fair value of the milestones had a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. Rate of return and the estimated fair value of the milestones had an inverse relationship, such that a lower rate of return correlates with a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

	Three Months Ended
	March 28, 2020	March 30, 2019
Volatility	35.0%	30.0%
Rate of return	7.29%	8.02%

During the three months ended March 28, 2020 the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $1.6 million to $96.9 million, which is recorded on the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets. The adjustment was driven by higher volatility, higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out. During the three months ended March 30, 2019 the fair value of the Royalty Pharma contingent milestone payments increased by $10.4 million driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out.

The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018, which triggered the $250.0 million milestone payment received during the first quarter of 2019. There is no contingent milestone based on 2019 sales of Tysabri®. In order for us to receive the remaining contingent milestone payment of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $96.9 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $303.1 million in Change in financial assets on the Condensed Consolidated Statements of Operations.

Contingent Consideration Payments

The table below summarizes the change in fair value of contingent consideration payments (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Beginning balance	$11.9	$15.3
Changes in value	1.1	1.2
Settlements and other adjustments	—	(4.1)
Ending balance	$13.0	$12.4

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

Perrigo Company plc - Item 1
Note 6

As of March 28, 2020, the contingent consideration payments liability was primarily comprised of sales-based milestones related to an IPR&D asset acquired in a prior transaction in our RX segment. The contingent consideration payments liability also included certain event-based milestones, which were immaterial. The fair value of our contingent consideration sales-based milestones as of March 28, 2020, was calculated using the following significant unobservable inputs:

			Three Months Ended
			March 28, 2020
	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Contingent consideration payments: sales-based milestones	Discounted cash flow	Projected royalties	$105.0
		Projected year of payment of sales-based milestones	2020 - 2035 (2028)
		Discount rate	52.5%

(1)	Unobservable inputs were weighted based on the relative estimated milestone payments.

The discount rate of 52.5% was based on our assessment of the rate of return and development and commercialization risk of the related IPR&D project. We reevaluate the significant unobservable inputs of the sales-based milestones quarterly based on project developments and changes in contingent elements of the liability.

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	March 28, 2020		December 31, 2019
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,600.0	—	$2,600.0	—
Fair value	$2,482.5	—	$2,618.4	—

Private placement note
Carrying value (excluding premium)	—	$150.5	—	$151.4
Fair value	—	$153.6	—	$168.4

The fair values of our public bonds for all periods were based on quoted market prices. The fair values of our private placement note for all periods were based on interest rates offered for borrowings of a similar nature and remaining maturities.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, and variable rate long-term debt, approximate their fair value.

Perrigo Company plc - Item 1
Note 7

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	March 28, 2020	December 31, 2019
Fair value method	Prepaid expenses and other current assets	$3.7	$6.6
Fair value method(1)	Other non-current assets	$2.3	$2.3
Equity method	Other non-current assets	$18.5	$17.8

(1)	Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended
Measurement Category	Income Statement Location	March 28, 2020	March 30, 2019
Fair value method	Other (income) expense, net	$2.9	$6.1
Equity method	Other (income) expense, net	$(0.7)	$(0.7)

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Swaps

There were no active designated or non-designated interest rate swaps as of March 28, 2020 and December 31, 2019.

Perrigo Company plc - Item 1
Note 8

Foreign Currency Forwards

Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	March 28, 2020	December 31, 2019
Israeli Shekel (ILS)	$288.3	$712.7
European Euro (EUR)	150.5	157.6
British Pound (GBP)	79.7	86.9
United States Dollar (USD)	55.9	92.4
Danish Krone (DKK)	52.4	51.7
Canadian Dollar (CAD)	27.4	41.3
Chinese Yuan (CNY)	14.6	20.9
Swedish Krona (SEK)	14.0	42.0
Mexican Peso (MPX)	12.5	9.7
Polish Zloty (PLZ)	7.8	21.5
Switzerland Franc (CHF)	4.4	4.1
Romanian New Leu (RON)	0.4	2.3
Norwegian Krone (NOK)	0.3	6.6
Other	4.7	7.5
Total	$712.9	$1,257.2

The maximum term of our forward currency exchange contracts is 18 months.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	March 28, 2020	December 31, 2019
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$5.3	$1.0
Cross-currency swap	Prepaid expenses and other current assets	11.4	26.3
Total designated derivatives		$16.7	$27.3
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$5.8	$3.3

		Liability Derivatives
		Fair Value
	Balance Sheet Location	March 28, 2020	December 31, 2019
Designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$10.9	$4.7
Non-designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$2.8	$3.7

Perrigo Company plc - Item 1
Note 8

The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

	Three Months Ended
	March 28, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	7.0	Net sales	(0.4)	Net sales	—
		Cost of sales	(0.6)	Cost of sales	0.4
	$7.0		$(1.4)		$0.4
Net investment hedges:
Cross-currency swap	$(15.0)			Interest expense, net	$2.8

(1) Net gain of $5.1 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

	Three Months Ended
	March 30, 2019
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	(1.0)	Net sales	0.2	Net sales	(0.1)
		Cost of sales	(1.3)	Cost of sales	(1.1)
	$(1.0)		$(1.5)		$(1.2)

Perrigo Company plc - Item 1
Note 8

The amounts of gain/(loss) recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended
Non-Designated Derivatives	Income Statement Location	March 28, 2020	March 30, 2019
Foreign currency forward contracts	Other (income) expense, net	$10.4	$(8.8)
	Interest expense, net	1.7	0.4
		$12.1	$(8.4)

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Three Months Ended
	March 28, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,341.0	$857.8	$30.2	$2.4

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.4)	$(0.6)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.4	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

	Three Months Ended
	March 30, 2019
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,174.5	$725.7	$28.6	$3.2

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.2	$(1.3)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.1)	$(1.1)	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

Perrigo Company plc - Item 1
Note 9

NOTE 9 – LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	March 28, 2020	December 31, 2019
Operating	Operating lease assets	$124.0	$129.9
Finance	Other non-current assets	27.9	27.6
Total		$151.9	$157.5

Liabilities	Balance Sheet Location	March 28, 2020	December 31, 2019
Current
Operating	Other accrued liabilities	$30.9	$32.0
Finance	Current indebtedness	5.7	3.4
Non-Current
Operating	Other non-current liabilities	96.8	101.7
Finance	Long-term debt, less current portion	19.3	21.1
Total		$152.7	$158.2

The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets				Liabilities
	Operating		Financing		Operating		Financing
	March 28, 2020	December 31, 2019	March 28, 2020	December 31, 2019	March 28, 2020	December 31, 2019	March 28, 2020	December 31, 2019
CSCA	$21.4	$22.4	$16.4	$16.8	$21.5	$22.8	$16.4	$16.6
CSCI	39.3	41.6	5.7	5.8	40.3	42.4	2.7	2.9
RX	33.5	35.1	0.7	0.8	34.7	36.3	0.7	0.8
Unallocated	29.8	30.8	5.1	4.2	31.2	32.2	5.2	4.2
Total	$124.0	$129.9	$27.9	$27.6	$127.7	$133.7	$25.0	$24.5

Lease expense was as follows (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating leases(1)	$11.4	$12.0

Finance leases
Amortization	$1.1	$0.7
Interest	0.2	0.1
Total finance leases	$1.3	$0.8

(1) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 1
Note 9

The annual future maturities of our leases as of March 28, 2020 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2020	$27.4	$3.4	$30.8
2021	28.2	5.8	34.0
2022	21.0	3.2	24.2
2023	15.6	1.8	17.4
2024	12.3	1.4	13.7
After 2024	41.5	14.2	55.7
Total lease payments	146.0	29.8	175.8
Less: Interest	18.3	4.8	23.1
Present value of lease liabilities	$127.7	$25.0	$152.7

Our weighted average lease terms and discount rates are as follows:

March 28, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.50
Finance leases	9.90
Weighted-average discount rate
Operating leases	4.06%
Finance leases	3.41%

Our lease cash flow classifications are as follows (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$10.7	$11.7
Operating cash flows for finance leases	$0.2	$0.1
Financing cash flows for finance leases	$1.0	$0.7

Leased assets obtained in exchange for new finance lease liabilities	$1.5	$—
Leased assets obtained in exchange for new operating lease liabilities	$5.5	$4.7

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		March 28, 2020	December 31, 2019
Revolving Credit Agreement
2018 Revolver due March 8, 2023		$100.0	$—
Term loan
2019 Term loan due August 15, 2022		600.0	600.0

Notes and Bonds
Coupon	Due
3.500%	March 15, 2021	280.4	280.4
3.500%	December 15, 2021	309.6	309.6
5.105%	July 28, 2023(1)	150.5	151.4
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,750.5	2,751.4
Other financing		27.1	24.6
Unamortized premium (discount), net		6.5	7.3
Deferred financing fees		(13.4)	(14.1)
Total borrowings outstanding		3,470.7	3,369.2
Current indebtedness		(287.8)	(3.4)
Total long-term debt less current portion		$3,182.9	$3,365.8

(1) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of March 28, 2020.

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were $100.0 million of borrowings outstanding under the 2018 Revolver as of March 28, 2020. There were no borrowings outstanding under the 2018 Revolver as of December 31, 2019.

Term Loans

On March 8, 2018, we refinanced the €350.0 million outstanding under the previous term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing on March 8, 2020 (the "2018 Term Loan"). During the year ended December 31, 2019, we made $24.7 million in scheduled principal repayments on the 2018 Term Loan.

On August 15, 2019, we refinanced the €284.4 million ($317.1 million) outstanding under the 2018 Term Loan with the proceeds of a new $600.0 million term loan (the "2019 Term Loan"), maturing on August 15, 2022.

Perrigo Company plc - Item 1
Note 10

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". The balance outstanding under the facilities was $2.0 million as of March 28, 2020. There were no borrowings outstanding under the facilities as of December 31, 2019.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 9).

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Numerator:
Net income	$106.4	$63.9

Denominator:
Weighted average shares outstanding for basic EPS	136.2	135.9
Dilutive effect of share-based awards	1.1	0.3
Weighted average shares outstanding for diluted EPS	137.3	136.2

Anti-dilutive share-based awards excluded from computation of diluted EPS	1.7	2.1

Shareholders' Equity

Share Repurchases

Following the expiration of our 2015 share repurchase plan authorization, in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three months ended March 28, 2020 and March 30, 2019.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2019	$12.7	$132.9	$(6.2)	$139.4
OCI before reclassifications	(8.0)	(92.2)	(1.9)	(102.1)
Amounts reclassified from AOCI	(1.4)	—	—	(1.4)
Other comprehensive income (loss)	$(9.4)	$(92.2)	$(1.9)	$(103.5)
Balance at March 28, 2020	$3.3	$40.7	$(8.1)	$35.9

Perrigo Company plc - Item 1
Note 13

NOTE 13 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended
March 28, 2020	March 30, 2019
7.2%	21.1%

The effective tax rate for the three months ended March 28, 2020 decreased compared to the prior period primarily due to additional interest and depreciation deductions provided for in the U.S. Coronavirus Aid, Relief, and Economic Security ("CARES") Act.

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

IRS Audit of Fiscal Years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012

On August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the IRS, plus statutory interest thereon from the dates of payment, for the fiscal tax years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). In response to our complaint, the United States District Court for Western District of Michigan scheduled a trial date for late May 2020 which has been delayed due to the ongoing COVID-19 pandemic. The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that

Perrigo Company plc - Item 1
Note 13

were deducted when paid or incurred in defending against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Upon the disallowance of such refund claims, we timely filed the above complaint, which seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year, and $24.7 million for the 2012 tax year, for a total of $163.6 million. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017. The total cumulative deferred charge that the company is seeking to receive in this litigation is approximately $101.8 million, which reflects (i) a deduction of $29.7 million from the total reflected above due to overpayments credited to succeeding years and (ii) the impact of a previously conceded royalty due to Perrigo U.S. on all omeprazole sales that equates to 24.0% of the above refund claims. That 24.0% concession would also apply to any omeprazole adjustments that may be asserted by the IRS for future years.

IRS Audit of Fiscal Years Ended December 31, 2011, December 31, 2012, and December 31, 2013

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and potentially material interest. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. Accordingly, on April 14, 2020, we filed a request for Competent Authority Assistance with the IRS. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation.

On December 22, 2016, we received a NOPA from the IRS regarding the deductibility of litigation costs related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. We strongly disagree with the IRS’s position asserted in the NOPA and are contesting it.

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

We strongly disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. In connection with that, Elan Pharma was granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. The High Court scheduled a hearing in this judicial review proceeding for April 2020 which has been delayed due to the ongoing COVID-19 pandemic. If we are ultimately successful in the judicial review proceedings, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made. If for any reason the judicial review proceedings are ultimately unsuccessful in establishing that Irish Revenue's issuance of the NoA breaches our legitimate expectations, Elan Pharma will reactivate its appeal to challenge the merits of the NoA before the Tax Appeals Commission.

Perrigo Company plc - Item 1
Note 13

The Israel Tax Authority is auditing our fiscal year ended June 27, 2015, and calendar years ended December 31, 2015, December 31, 2016 and December 31, 2017.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of March 28, 2020. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 14 – CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of March 28, 2020, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Perrigo Company plc - Item 1
Note 14

In December 2019, both the end payor and indirect reseller class plaintiffs filed new overarching complaints against us, dozens of other manufacturers of generic prescription pharmaceuticals, and certain individuals. The Direct Purchaser plaintiffs filed a new overarching conspiracy complaint in February 2020. The complaints also allege conspiracies relating to the sale of various new products, the majority of which Perrigo neither makes nor sells. The indirect reseller complaint alleges that Perrigo conspired in connection with its sales of Immiquimod cream, Desonide cream and ointment, and Hydrocortisone Valerate cream. The end payor and direct purchaser complaints allege that Perrigo conspired in connection with its sale of the following drugs: Betamethasone Dipropionate, Bromocriptine Mesylate, Clindamycin Phosphate, Fenofibrate, Halobetasol Proprionate, Hydrocortisone Valerate, Permethrin, and Triamcinolone Acetonide. Perrigo has not yet responded to the complaints, and responses are currently stayed.

On March 11, 2020, the indirect reseller plaintiffs filed a motion to amend the December 2019 complaint. The proposed amended complaint adds additional products and allegations to the original complaint. Perrigo is discussed in connection with allegations concerning an additional drug, Betamethasone Dipropionate lotion. On April 24, 2020, defendants entered into a joint stipulation with the indirect reseller plaintiffs not to oppose the motion to amend and to stay responses to the amended complaint. The stipulation and proposed order is pending Court approval.

We have also been named a co-defendant along with 35 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of 31 generic prescription pharmaceutical products starting in 2013. The only allegations specific to us relate to Clobetasol, Desonide, Econazole, Nystatin cream, and Nystatin ointment. Perrigo moved to dismiss this complaint on February 21, 2019. The motion was denied on August 15, 2019. The case is proceeding in document discovery. On February 3, 2020, the plaintiffs requested leave to file a second amended complaint. The proposed amended complaint adds dozens of additional products and allegations to the original complaint. Perrigo is discussed in connection with allegations concerning an additional drug, Fenofibrate. Defendants opposed the motion for leave to file a second amended complaint and a sur-reply in support of defendants’ opposition is due to be filed on March 30, 2020.

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

On January 16, 2019, a similar suit was brought by a health insurance carrier in the U.S. District Court for the District of Minnesota alleging a conspiracy to fix prices of 30 products among 30 defendants. The only allegations specific to us concern Clobetasol gel, Desonide, Econazole, Nystatin cream, and Nystatin ointment. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On July 18, 2019, 87 health plans filed a Praecipe to Issue Writ of Summons in Pennsylvania state court to commence an action against 53 generic pharmaceutical manufacturers and 17 individuals, alleging antitrust violations concerning generic pharmaceutical drugs. While Perrigo was named as a defendant, no complaint has been filed. Proceedings in the case, including the filing of a complaint, have been stayed at the request of the plaintiffs.

On December 11, 2019, a health care service company filed a complaint against us and 38 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other multi-district litigation ("MDL") complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin cream/ointment. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On December 16, 2019, a Medicare Advantage claims recovery company filed a complaint against us and 39 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin cream/ointment. The complaint was originally filed in the District of Connecticut but will be consolidated

Perrigo Company plc - Item 1
Note 14

into the MDL. Perrigo has not yet had the opportunity to respond to the complaint, and responses are currently stayed.

On December 23, 2019, several counties in New York filed an amended complaint against us and 28 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, and Econazole. The complaint was originally filed in New York State court but was removed to federal court and will likely be consolidated into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On December 27, 2019, a healthcare management organization filed a complaint against us and 25 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, and Econazole. The complaint was filed originally in the Northern District of California but will be consolidated into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On March 1, 2020, Harris County of Texas, filed a complaint against Perrigo New York, Inc. and 29 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, and Econazole. The complaint was originally filed in New York State court but will be transferred to the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

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

Perrigo Company plc - Item 1
Note 14

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

On November 14, 2019, the court granted the lead plaintiffs’ motion and certified three classes for the case: (i) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on a U.S. exchange and were damaged thereby; (ii) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on the Tel Aviv exchange and were damaged thereby; and (iii) all those who owned shares as of November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (whether or not a person tendered shares in response to the Mylan tender offer)(the "tender offer class"). Defendants filed a petition for leave to appeal in the Third Circuit challenging the certification of the tender offer class, and the class plaintiffs have filed an opposition. On April 30, 2020, the Third Circuit denied leave to appeal.

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

On January 16, 2018, Manning & Napier Advisors, LLC filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled Manning & Napier Advisors, LLC v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5) and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with

Perrigo Company plc - Item 1
Note 14

respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff did not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. On January 3, 2020, the plaintiff filed a consented notice of voluntary dismissal dismissing its section 18 claims with prejudice and dismissing its 10(b) and 20(a) claims without prejudice. The Court approved the dismissal on January 7, 2020, and this case has now ended.

On January 26, 2018, two different plaintiff groups (the Mason Capital group and the Pentwater group) each filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). The same law firm represents these two plaintiff groups, and the two complaints are substantially similar. These two cases are not securities class actions. One case is styled Mason Capital L.P., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The other case is styled Pentwater Equity Opportunities Master Fund Ltd., et al.  v. Perrigo Company plc, et al., and also was filed in the U.S. District Court for the District of New Jersey. Both cases are assigned to the same federal judge that is hearing the class action case and the other individual cases described above (Carmignac). Each complaint asserts claims under Securities Exchange Act sections 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs' allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in these two cases overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the Carmignac case described above. The plaintiffs do not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to these cases conferred about how these cases should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in these cases. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the cases has begun. We intend to defend the lawsuits vigorously.

On February 13, 2018, a group of plaintiff investors affiliated with Harel Insurance Investments & Financial Services, Ltd. filed a lawsuit against us and the same individuals who are defendants in the amended complaint in the securities class action case described above (Roofers’ Pension Fund case). This lawsuit is not a securities class action. The new complaint is substantially similar to the amended complaint in the Roofers' Pension Fund case. The relevant period in the new complaint stretches from February 2014 to May 2, 2017. The complaint adds as defendants two individuals who served on our Board prior to 2016. The case is styled Harel Insurance Company, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey and is assigned to the same federal judge that is hearing the class action cases and the three other individual cases described above (Carmignac, Mason Capital, and Pentwater). The Harel Insurance Company complaint asserts claims under Securities Exchange Act section 10(b) (and related SEC Rule 10b‑5) and section 14(e) (related to tender offer disclosures) against all defendants as well as 20(a) control person liability against the individual defendants. The complaint also asserts claims based on Israeli securities laws. In general, the plaintiffs' allegations describe events during the period from February 2014 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset from February 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the allegations in the four opt out cases also described above. The plaintiffs do not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should

Perrigo Company plc - Item 1
Note 14

proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the litigation has begun. We intend to defend the lawsuit vigorously.

On February 16, 2018, First Manhattan Company filed a securities lawsuit against us and three individuals (former Chairman and CEO Joseph Papa, former CFO Judy Brown, and former Executive Vice President and Board member Marc Coucke). This lawsuit is not a securities class action. The case is styled First Manhattan Co. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the four other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), 14(e), and 18 against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiff’s allegations focus on events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. This lawsuit was filed by the same law firm that filed the Carmignac case described above and generally makes the same factual assertions as in the Carmignac case. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. On April 20, 2018, the plaintiff filed an amended complaint that did not materially change the factual allegations of the original complaint. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. Because this plaintiff made some factual allegations that were not asserted in the Roofers’ Pension Fund case, the parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case and the remaining defendants filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

On April 20, 2018, a group of plaintiff investors affiliated with TIAA-CREF filed a lawsuit against us and the same individuals who are the defendants in the Harel Insurance case complaint. This lawsuit is not a securities class action. The law firm representing the plaintiffs in the Harel Insurance case also represents the TIAA-CREF plaintiff entities in this case, and the new complaint is substantially similar to the Harel Insurance complaint. The relevant period in the new complaint is August 14, 2014 to May 2, 2017 inclusive. The case is styled TIAA-CREF Investment Management, LLC., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey and is assigned to the same federal judge that is hearing the class action case and the six other individual cases described above (Carmignac, Mason Capital, Pentwater, Harel Insurance, and First Manhattan). The TIAA-CREF Investment Management complaint asserts claims under Securities Exchange Act section 10(b) (and related SEC Rule l0b-5), section 14(e) (related to tender offer disclosures) against all defendants as well as section 20(a) control person liability against the individual defendants. In general, plaintiffs' allegations describe events during the period from August 2014 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer events in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset from August 2014 until the withdrawal of past financial statements in April 2017. Many of the factual allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiffs do not provide an estimate of damages. After the court issued its July 2018 opinion in the Roofers’ Pension Fund case (described above) the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to this case and the remaining defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the litigation has begun. We intend to defend the lawsuit vigorously.

On October 29, 2018, Nationwide Mutual Funds and Nationwide Variable Insurance Trust (both on behalf of several fund series) filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Nationwide Mutual Funds, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the six other opt out cases.

Perrigo Company plc - Item 1
Note 14

The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b-5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs' allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the First Manhattan case and the Carmignac case described above and generally makes the same factual assertions as in the First Manhattan case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofers' Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. The defendants (the Company, Mr. Papa, and Ms. Brown) filed a motion to dismiss addressing the additional allegations in this case. On July 31, 2019, the court granted the motion to dismiss in part and denied it in part. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. The case is now in the discovery phase. We intend to defend the lawsuit vigorously.

On November 15, 2018, a group of plaintiff investors affiliated with Westchester Capital Funds filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P. case and the Pentwater Equity Opportunities Master Fund Ltd. case (described above) represents the affiliates of the Westchester Funds in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations of the complaints in the Mason Capital and in the Pentwater cases described above. The case is styled WCM Alternative: Event-Drive Fund, et al. v. Perrigo Co., plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The WCM case is assigned to the same federal judge that is hearing the Roofers' Pension Fund class action case and the seven other individual cases described above. The complaint asserts claims under Securities Exchange Act sections 10(b) (and SEC Rule 10b‑5) and 14(e) against all defendants as well as 20(a) control person claims against the individual defendants. In general, the plaintiffs’ allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 as well us up through May 3, 2017. Plaintiffs identify disclosures concerning the valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case described above. The plaintiffs do not provide an estimate of damages. In view of the court’s July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the cases has begun. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 1
Note 14

to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability, and the discovery stage of the cases has begun. We intend to defend the lawsuit vigorously.

On January 31, 2019, Schwab Capital Trust and a variety of other Schwab entities filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Schwab Capital Trust, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the nine other opt out cases. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b‑5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the Carmignac case, the First Manhattan case, and the Nationwide Mutual Funds case described above and generally makes the same factual assertions as in the Nationwide Mutual Funds case. The complaint does not include factual allegations that the court dismissed in the July 2018 ruling in the Roofers' Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. The parties agreed that the defendants would not respond to the complaint until 45 days after the court decided the motion to dismiss then-pending in the Carmignac, First Manhattan, and Nationwide Mutual cases described above. On July 31, 2019, the court granted in part and denied in part that motion to dismiss. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. This case has now also moved into the discovery phase. We intend to defend the lawsuit vigorously.

On February 6, 2019, OZ Master Fund, Ltd. and a related entity filed a securities lawsuit against us and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled OZ Master Fund, Ltd., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. Recently the names of the plaintiff entities were changed, and the case is now styled Sculptor Master Fund, et al. v. Perrigo Company plc, et al. The case was assigned to the same judge hearing the class action case and the ten other opt out cases described above. The complaint asserts claims under Securities Exchange Act sections 10(b) (and SEC Rule 10b‑5), and 14(e) against all defendants as well as 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. The parties agreed that the court's rulings in July 2018 in the Roofers' Pension Fund case (discussed above) and in July 2019 in the Carmignac and other cases (discussed above) will apply to this case as well. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. The parties agreed to a proposed schedule, which the court approved in July 2019, by which the plaintiffs are participating in the discovery proceedings in the Roofers' Pension Fund case described above and the various individual cases also described above. We intend to defend the lawsuit vigorously.

On February 14, 2019, Highfields Capital I LP and related entities filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Highfields Capital I LP, et al. v. Perrigo Company plc, et al., and was initially filed in the U.S. District Court for the District of Massachusetts. The complaint asserts claims under Securities Exchange Act sections 14(e) and 18 against all defendants, as well as 20(a) control person liability against the individual defendants. The complaint also asserts Massachusetts state law claims under Massachusetts Unfair Business Methods Law (chapter 93A § 11), and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the

Perrigo Company plc - Item 1
Note 14

period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged improper accounting for the Tysabri® asset. Some of the allegations in this case overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and with allegations in one or more of the opt out cases described above. Plaintiffs do not provide a clear calculation of how they estimated damages and seek treble damages, punitive damages, and attorney's fees. In March 2020, the District of Massachusetts court granted defendants’ motion and transferred this case to the U.S. District Court for the District of New Jersey so that the activities in this case can proceed in tandem with the eleven other cases in the District of New Jersey listed above. After the transfer, the plaintiffs agreed to dismiss their Massachusetts state law claims and proceed on their federal law claims. Plaintiffs will participate in the discovery activities of the other cases described above. Meanwhile, the defendants will move to dismiss certain factual allegations that plaintiffs were unwilling to dismiss. We intend to defend the lawsuit vigorously.

On February 22, 2019, Aberdeen Canada Funds -- Global Equity Funds (and 30 other entities, some unrelated to Aberdeen) filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Aberdeen Canada Funds -- Global Equity Fund, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the class action case and the twelve other opt-out cases pending in that court. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b‑5) against all defendants and 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged undisclosed pricing pressure for generic prescription pharmaceuticals, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the Carmignac case, the First Manhattan case, the Nationwide Mutual Funds case, and the Schwab Capital Trust case described above, and generally makes the same factual assertions as in the Nationwide Mutual Funds case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofers' Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. On July 31, 2019, the court granted in part and denied in part the motion to dismiss in the Carmignac and related cases, which ruling also applies to this case. The defendants (the Company, Mr. Papa, and Ms. Brown) filed answers denying liability. This case has now moved into the discovery phase. We intend to defend the lawsuit vigorously.

On December 18, 2019, Discovery Global Citizens Master Fund, Ltd., and three other funds from the same group of companies filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P., the Pentwater Equities Opportunities Master Fund Ltd., the WCM, and the Hudson Bay Master Fund, Ltd. cases represents the plaintiffs in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations in those four earlier cases. The case is styled Discovery Global Citizens Master Fund, Ltd., et al. v. Perrigo Co. plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The Discovery Global case is assigned to the same federal judge that is hearing the Roofers' Pension Fund class action case and the thirteen other individual cases described above. The complaint asserts claims under Securities Exchange Act section § 14(e) against all defendants and section 20(a) control person claims against the individual defendants. In general, the plaintiffs’ allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiffs do not provide an estimate of damages. In view of the court’s July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) will file answers denying liability, and the discovery stage of the case has begun. We intend to defend this case vigorously.

Perrigo Company plc - Item 1
Note 14

On December 20, 2019, York Capital Management, L.P. and six other related funds from the same group of companies filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P., the Pentwater Equities Opportunities Master Fund Ltd., the WCM, the Hudson Bay Master Fund, Ltd., and the Discovery Global cases represents the plaintiffs in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations in those four earlier cases. The case is styled York Capital Management, L.P., et al. v. Perrigo Co. plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The York Capital case is assigned to the same federal judge that is hearing the Roofers' Pension Fund class action case and the fourteen other individual cases in described above. The complaint asserts claims under Securities Exchange Act section § 14(e) against all defendants and section 20(a) control person claims against the individual defendants. In general, the plaintiffs’ allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiffs do not provide an estimate of damages. In view of the court’s July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) will file answers denying liability, and the discovery stage of the cases has begun. We intend to defend this case vigorously.

On February 12, 2020, Burlington Loan Management DAC filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P., the Pentwater Equities Opportunities Master Fund Ltd., the WCM, the Hudson Bay Master Fund, Ltd., the Discovery Global, and the York Capital cases represents the plaintiff in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations in those six earlier cases. The case is styled Burlington Loan Management DAC v. Perrigo Co. plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The Burlington Loan case is assigned to the same federal judge that is hearing the Roofers' Pension Fund class action case and the fifteen other individual cases in described above. The complaint asserts claims under Securities Exchange Act section 14(e) against all defendants and section 20(a) control person claims against the individual defendants. In general, the plaintiff’s allegations describe events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. In view of the court’s July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) will file answers denying liability, and the discovery stage of the cases has begun. We intend to defend this case vigorously.

On March 2, 2020, Universities Superannuation Scheme Limited filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The same law firm that represents the plaintiffs in the Mason Capital L.P., the Pentwater Equities Opportunities Master Fund Ltd., the WCM, the Hudson Bay Master Fund, Ltd., the Discovery Global, and the York Capital cases represents the plaintiff in this lawsuit. The factual allegations of the complaint are substantially similar to the factual allegations in those six earlier cases. The case is styled Universities Superannuation Scheme Limited v. Perrigo Co. plc, et al., and is filed in the U.S. District Court for the District of New Jersey. The Universities Superannuation case is assigned to the same federal judge that is hearing the Roofers' Pension Fund class action case and the sixteen other individual cases described above. The complaint asserts claims under Securities Exchange Act sections 10(b) and 14(e) against all defendants and section 20(a) control person claims against the individual defendants. In general, the plaintiff’s allegations describe events during the period from April 2015 through May 2017. Plaintiff contends that the defendants provided inadequate disclosure during the tender offer period in 2015 as well as at other times in 2016 and point to disclosures at various times during these periods concerning the valuation and

Perrigo Company plc - Item 1
Note 14

integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiff does not provide an estimate of damages. In view of the court’s July 2018 opinion in the Roofers’ Pension Fund case (described above), the parties to this case conferred about how this case should proceed. The parties agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in this case. The defendants (the Company, Mr. Papa, and Ms. Brown) will file answers denying liability, and the discovery stage of the case has begun. We intend to defend the lawsuit vigorously.

On March 5, 2020, Principal Funds, Inc. (and other related entities) filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Principal Funds, Inc., et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the Roofers' Pension Fund class action case and the seventeen other opt-out cases pending in that court. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b‑5) against all defendants and 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged undisclosed pricing pressure for generic prescription pharmaceuticals, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the Carmignac case, the First Manhattan case, the Nationwide Mutual Funds case, the Schwab Capital Trust case, and the Aberdeen Funds case described above, and generally makes the same factual assertions as in the Nationwide Mutual Funds case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofers' Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiffs do not provide an estimate of damages. On July 31, 2019, the court granted in part and denied in part the motion to dismiss in the Carmignac and related cases, which ruling also applies to this case. The defendants (the Company, Mr. Papa, and Ms. Brown) are filing answers denying liability. This case has now moved into the discovery phase. We intend to defend the lawsuit vigorously.

On March 31, 2020, Kuwait Investment Authority (and another related entity) filed a securities lawsuit against the Company and two individuals (former Chairman and CEO Joseph Papa and former CFO Judy Brown). This lawsuit is not a securities class action. The case is styled Kuwait Investment Authority, et al. v. Perrigo Company plc, et al., and was filed in the U.S. District Court for the District of New Jersey. The case was assigned to the same judge hearing the Roofers' Pension Fund class action case and the eighteen other opt-out cases pending in that court. The complaint asserts claims under Securities Exchange Act sections 10(b) (and Rule 10b‑5) against all defendants and 20(a) control person liability against the individual defendants. In general, the plaintiffs’ allegations focus on events during the period from April 2015 through May 2017 (including the period of the Mylan tender offer). Plaintiffs contend that the defendants provided inadequate disclosure at various times during the period concerning the valuation and integration of Omega, the financial guidance provided by the Company during that period, and alleged undisclosed pricing pressure for generic prescription pharmaceuticals, and alleged price fixing activities with respect to six generic prescription pharmaceuticals. This lawsuit was filed by the same law firm that filed the Carmignac case, the First Manhattan case, the Nationwide Mutual Funds case, the Schwab Capital Trust case, the Aberdeen Funds case, and the Principal Funds case described above, and generally makes the same factual assertions as in the Nationwide Mutual Funds case. The complaint does not include factual allegations that the Court dismissed in the July 2018 ruling in the Roofers' Pension Fund case also described above. Many of the allegations in this case also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above. The plaintiffs do not provide an estimate of damages. The parties are negotiating a schedule concerning the defendants’ answers. It is anticipated that the plaintiffs will participate in the discovery activities related to all the securities cases listed above. We intend to defend the lawsuit vigorously.

On April 21, 2020, BlackRock Global Allocation Fund and multiple affiliated entities filed a lawsuit against us, our former Chairman and CEO Joseph Papa and our former CFO Judy Brown. This lawsuit is not a securities class action. The factual allegations of the complaint are substantially similar to the factual allegations in many of the cases described above. The case is styled BlackRock Global Allocation Fund, et al. v. Perrigo Co. plc, et al., and

Perrigo Company plc - Item 1
Note 14

is filed in the U.S. District Court for the District of New Jersey. The BlackRock Global case is assigned to the same federal judge that is hearing the Roofers' Pension Fund class action case and the nineteen other individual cases described above. The complaint asserts claims under Securities Exchange Act section 10(b) (and SEC Rule 10b-5) and section 14(e) against all defendants and section 20(a) control person claims against the individual defendants. In general, the plaintiffs’ allegations describe events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, alleged lower performance in the generic prescription drug business during 2015 and alleged improper accounting for the Tysabri® asset. Many of the factual allegations in this complaint overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case described above and the opt out cases described above. The plaintiffs do not provide an estimate of damages. The parties have just begun discussions about the schedule for how this case should proceed.  We intend to defend this case vigorously.

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

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purports to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleges violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contend that the Company, in its Form 10‑Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff does not provide an estimate of class damages. The Court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which named the same defendants, asserted the same class period, and invoked the same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period

Perrigo Company plc - Item 1
Note 14

(March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contends that Perrigo’s disclosures about the Irish tax audit were inadequate beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeats many of the allegations of the April 2019 amended complaint. The second amended complaint alleges violations of Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss. On January 23, 2020, the court granted the motion to dismiss in part and denied it in part, dismissing Mr. Roehrhoff as a defendant and dismissing allegations of inadequate disclosures related to the audit by Irish Revenue during the period March 2018 through October 30, 2018. The court permitted the plaintiffs to pursue their claims against us, Mr. Kessler, and Mr. Winowiecki related to disclosures after Perrigo received the October 30, 2018 audit findings letter and later events through December 20, 2018. The Defendants filed answers on February 13, 2020 denying liability, and the Court held a scheduling conference on February 28, 2020, and issued a scheduling order on March 3, 2020. Discovery on the remaining issues is underway. We intend to defend the lawsuit vigorously.

In Israel (cases related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings pending the resolution of proceedings in the United States. Perrigo filed a further request for a stay in February 2020, and the court granted the stay indefinitely. We intend to defend the lawsuit vigorously.

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

On October 2, 2019, the shareholder filed a derivative action in the U.S. District Court for the District of New Jersey styled Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford, et al. The case was assigned to the same judge who is handling the Roofers' Pension Fund securities class action and related opt

Perrigo Company plc - Item 1
Note 14

out cases described above. In addition to the Company, the lawsuit names as defendants current Board members Alford, Classon, Karaboutis, Kindler, O’Connor, Parker, and Samuels, current CEO Kessler, former Board members Smith, Brlas, Cohen, Fouse, Hoffing, Jandernoa, Kunkle, and Morris, former CEO Hendrickson, former CEO Papa, former CFO Brown, former CFO Winowiecki, and former Executive Vice Presidents Boothe and Coucke. The lawsuit seeks to authorize the shareholder to pursue claims on behalf of the Company against all the individual defendants for breach of their fiduciary duties and for unjust enrichment, and against the current director defendants, former director Mr. Smith, and current CEO Mr. Kessler for violations of Exchange Act §§ 14(a) (proxy statement disclosures) and 29(b) (disgorgement as a result of alleged violations of § 14(a)). The complaint alleges that the following events indicate that the individuals in their respective capacities failed to exercise appropriate control over the management of the Company and made inadequate public disclosures concerning the integration of Omega after acquisition; the Company’s past and prospective organic growth; the defense against the Mylan 2015 tender offer; the alleged collusive pricing activities regarding generic prescription products; the accounting by the Company for the Tysabri® royalty stream; the 2018 Irish tax audit including potential liabilities for Irish taxes; and the April 2019 assertion of tax liabilities by the U.S. Internal Revenue Service (many of these factual events also underlie the securities cases discussed earlier in this Note 14). All defendants have filed motions to dismiss asserting various reasons to dismiss. Plaintiff filed his opposition in March 2020. Defendants’ replies in support of dismissal are due in late June 2020. We intend to defend the lawsuit vigorously.

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in Florida, Missouri and Illinois and in the Southern District of Mississippi alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. The Company has been named in 27 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has not manufactured or sold talcum powder products since 1999. The Company has several defenses and intends to aggressively defend these lawsuits.

Ranitidine

After regulatory bodies announced worldwide that ranitidine may potentially contain N-nitrosodimethylamine ("NDMA"), a known environmental contaminant, the Company promptly began testing its externally-sourced ranitidine API and ranitidine-based products. On October 8, 2019, the Company halted shipments of the product based upon preliminary results and on October 23, 2019, the Company made the decision to conduct a voluntary retail market withdrawal. As of April 29, 2020, the Company has been named in six product liability lawsuits in various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.  Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws. In February 2020, federal actions involving Zantac and other ranitidine products were transferred for coordinated pretrial proceedings to a Multi-District Litigation (In re Zantac/Ranitidine Products Liability Litigation MDL No. 2924) in the U.S. District Court for the Southern District of Florida.

Perrigo Company plc - Item 1
Note 15

NOTE 15 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019
Beginning balance	$19.6	$24.0
Additional charges	—	5.9
Payments	(3.5)	(9.0)
Non-cash adjustments	(0.1)	(0.4)
Ending balance	$16.0	$20.5

There were no charges incurred during the three months ended March 28, 2020. The charges incurred during the three months ended March 30, 2019 were primarily associated with the reorganization of our executive management team.

There were no other material restructuring programs that significantly impacted any other reportable segments for the three months ended March 30, 2019. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $16.0 million liability for employee severance benefits is expected to be paid within the next year.

NOTE 16 – SEGMENT INFORMATION

Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	March 28, 2020	December 31, 2019
CSCA	$4,179.2	$3,990.2
CSCI	4,653.1	4,682.7
RX	2,568.4	2,628.5
Total	$11,400.7	$11,301.4

	Three Months Ended
	March 28, 2020			March 30, 2019
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$700.6	$124.6	$13.6	$581.8	$94.2	$10.1
CSCI	382.7	25.0	38.3	350.8	8.1	44.1
RX	257.7	51.7	21.2	241.9	60.6	21.2
Unallocated	—	(55.6)	—	—	(60.6)	—
Total	$1,341.0	$145.7	$73.1	$1,174.5	$102.3	$75.4

Perrigo Company plc - Item 1
Note 17

NOTE 17 – SUBSEQUENT EVENTS

Acquisition of the Oral Care Assets of High Ridge Brands

On April 1, 2020, we completed the acquisition of the oral care assets of High Ridge Brands for total agreed purchase consideration of $113.0 million, subject to customary post-closing adjustments, including a working capital settlement which may raise or lower the purchase price. The consideration includes an $11.3 million deposit we paid during the three months ended March 28, 2020, which is recorded on the Condensed Consolidated Balance Sheets within Other non-current assets. This acquisition includes the leading children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands. The U.S. operations, which represents a significant portion of the business, will be reported in our CSCA segment and the remaining non-U.S. operations will be reported in our CSCI segment.

During the three months ended March 28, 2020, in connection with the acquisition, we incurred $1.5 million of general transaction costs (legal, banking and other professional fees). The amounts were recorded in Administration expenses within the CSCA segment.

We are in the process of gathering significant relevant information needed to complete the valuation for the assets acquired and liabilities assumed. As a result, the initial accounting for the acquisition accounting is incomplete. The provisional acquisition amounts recognized for assets acquired and liabilities assumed and the supplemental pro-forma information will be included in our quarterly Report on Form 10-Q for the second quarter of 2020.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q and our Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2019 Form 10-K and Part II. Item 1A of this Form 10-Q.

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

We are dedicated to making lives better by bringing quality, affordable self-care products that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that enhance individual well-being by empowering consumers to proactively prevent or treat conditions that can be self-managed. We are also a leading producer of generic prescription pharmaceutical topical products such as creams, lotions, and gels as well as nasal sprays and inhalers.

Perrigo Company plc - Item 2
Executive Overview

Our Segments

Our reporting and operating segments are as follows:

•
Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, contract manufacturing, infant formula, and oral self-care categories and our divested animal health category) in the U.S., Mexico and Canada.

•
Consumer Self-Care International ("CSCI") comprises our branded consumer self-care business primarily in Europe, our consumer self-care businesses in the United Kingdom and Australia, and our liquid licensed products business in the United Kingdom.

•	Prescription Pharmaceuticals ("RX") comprises our prescription pharmaceuticals business in the U.S., predominantly generics, and our pharmaceuticals and diagnostic businesses in Israel.

Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Item 1. Note 2 and Note 16. For results by segment, see "Segment Results" below.

Highlights

•
We previously announced a plan to separate our RX business, which, if completed, would enable us to focus solely on our consumer-focused businesses. A separation of the RX business could include a possible sale, spin-off, merger or other form, and we have not committed to a time frame for a separation. We have incurred significant preparation costs due to the announced plan to separate, and if completed we could incur total costs in the range of $45.0 million to $80.0 million, excluding restructuring expenses and transaction costs, depending on timing and structure of a transaction.

Impact of COVID-19 Pandemic

We have been impacted by the novel coronavirus (COVID-19) global pandemic and the responses by government entities to combat the virus. We currently continue to operate in all our jurisdictions and are complying with the rules and guidelines prescribed in each jurisdiction. We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies. Our first priority has been, and will continue to be, the safety of our employees who continue to come to work and are dedicated to keeping our essential products flowing into the market. We have taken extra precautions at our facilities to help ensure the health and safety of our employees that are in line with guidance from global health authorities and local authorities. Among other precautions implemented, we have restricted access to our facilities worldwide to essential employees only, implemented a multi-step pre-screening access process before an employee can enter a facility, communicated regularly with employees and provided education related to social distancing and hand washing, prioritized production to essential products, implemented remote work arrangements where appropriate, and restricted business travel. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

In March 2020, we experienced a surge in demand for certain of our essential health-care and self-care products due to consumer and customer behavior surrounding the COVID-19 pandemic. We estimate that this surge added between $90.0 million to $110.0 million in net sales on a consolidated basis in the first quarter. At this time, we cannot realistically estimate how much of March's surge in sales was consumed, how much was purchased by atypical store brand buyers, or how much was a result of consumer pantry loading. As such, it is possible that consumer demand for such products in future periods may be reduced and could depend on the duration and severity of the COVID-19 related illnesses.

Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, disrupting our manufacturing operations, affecting the supply of raw materials and third party supplied finished goods, and preventing our employees from coming to work. We have responded to such impacts by, among other things, implementing protocols to protect the health of factory workers, adjusting production schedules, and seeking alternate suppliers where available, and so far, most of our facilities have continued to produce at high levels despite these challenges. However, if the pandemic continues or intensifies, it is

Perrigo Company plc - Item 2
Executive Overview

possible that these or other challenges may begin having a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has adversely impacted, and may continue to adversely impact our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing potential impacts to our financial condition, supply chains and other operations, employees, results of operations, consumer demand for our products, and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to a number of uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors for related risks).

We also experienced a decrease in our effective tax rate due to additional interest and depreciation deductions provided for in the U.S. Coronavirus Aid, Relief, and Economic Security ("CARES") Act enacted on March 27, 2020 resulting in a reduction of income tax expense by approximately $20.0 million in the first quarter of 2020. Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment, however as a precautionary measure, in the first quarter, we took action to provide additional liquidity and preserve financial flexibility, as described in the Financial Condition, Liquidity and Capital Resources section below.

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	March 28, 2020	March 30, 2019
Net sales	$1,341.0	$1,174.5
Gross profit	$483.2	$448.8
Gross profit %	36.0%	38.2%
Operating income (loss)	$145.7	$102.3
Operating income (loss) %	10.9%	8.7%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Three Months Ended March 28, 2020 vs. Three Months Ended March 30, 2019

Net sales increased $166.5 million, or 14%, due to:

Perrigo Company plc - Item 2
Consolidated

•
$203.0 million, or a 17%, net increase due primarily to an increase in demand for our consumer products due to increased cough and cold illnesses and allergens, and new product sales including the launch of albuterol sulfate inhalation aerosol, both of which include the positive impact from a surge in demand for certain products due to consumer and customer behavior surrounding the COVID-19 pandemic, as well as an increase of $76.3 million due to our acquisition of Ranir. These increases were partially offset by pricing pressure, primarily in our RX segment, and an $11.2 million decrease due to discontinued products; partially offset by

•	$36.5 million decrease due primarily to:

◦	$13.2 million primarily from unfavorable Euro foreign currency translation; and

◦	$23.3 million due to our divested animal health business previously included in our CSCA segment and Canoderm prescription product previously included in the Nordic region of our CSCI segment.

Operating income increased $43.4 million, or 42%, due to:

•
$34.4 million increase in gross profit due primarily to increased net sales as described above, partially offset by operational inefficiencies primarily in our CSCA and RX segments. Gross profit as a percentage of net sales decreased 220 basis points due primarily to pricing pressure in our RX segment, operational inefficiencies, and unfavorable product mix; and

•
$9.0 million decrease in operating expenses due primarily to the absence of restructuring expenses taken in the prior year period, the absence of expenses for the divested animal health business, and a decrease in expenses related to our current cost savings initiative, partially offset by the inclusion of Ranir.

Recent Developments

Internal Revenue Service Complaint

On August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the IRS, plus statutory interest thereon from the dates of payment, for the fiscal tax years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012. In response to our complaint, the United States District Court for Western District of Michigan scheduled a trial date for late May 2020, which has now been delayed due to the ongoing COVID-19 pandemic (refer to Item 1. Note 13).

Internal Revenue Service Notice of Proposed Adjustment

As previously disclosed, on April 26, 2019, we received a revised Notice of Proposed Adjustment ("NOPA") from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. Accordingly, on April 14, 2020, we filed a request for Competent Authority Assistance with the IRS (refer to Item 1. Note 13).

Irish Tax Appeals Commission Notice of Amended Assessment

On October 30, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013 relating to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma.     We strongly disagree with this assessment and believe that the Notice of Amended Assessment ("NoA") is without merit and incorrect as a matter of law and appealed the assessment to the Tax Appeals Commission. We were also granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue. The High Court had scheduled a hearing in this judicial review proceeding for April 2020, but that hearing has been delayed due to the ongoing COVID-19 pandemic (refer to Item 1. Note 13).

Perrigo Company plc - Item 2
CSCA

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•
Towards the end of the quarter, we experienced an increase in demand for many of our OTC and infant nutrition products attributed to consumer reaction to the outbreak of COVID-19. We are uncertain as to what extent, or if, the demand will continue in the future and what the impact may be on our future results of operations. It is possible that consumer demand for such products in future periods may be reduced and could depend on the duration and severity of the COVID-19 related illnesses.

•
On April 6, 2020, we received approval from the U.S. Food and Drug Administration on our abbreviated new drug application for OTC diclofenac sodium topical gel 1%, the store brand equivalent to Voltaren® gel. When launched, this product will be marketed under store brand labels and will provide consumers with a high-quality, value alternative for the temporary relief of arthritis pain. We expect to launch the new OTC product later this year.

•
On April 1, 2020, we completed the acquisition of the oral care assets of High Ridge Brands for total agreed purchase consideration of $113.0 million, subject to customary post-closing adjustments, including a working capital settlement which may raise or lower the purchase price. The consideration includes an $11.3 million deposit we paid during the three months ended March 28, 2020, which is recorded on the Condensed Consolidated Balance Sheets within Other non-current assets. This acquisition includes the leading children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands. The addition of these brands positions us as the number one fastest-growing value brand player in the children’s oral care category and the strong licensing portfolio will enable creative solutions for our customers (refer to Item 1. Note 17).

•
On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $26.0 million, subject to customary post-closing adjustments. The transaction was accounted for as an asset acquisition, in which we capitalized $24.9 million as a brand-named intangible asset. The remainder of the purchase price was allocated to working capital. The acquisition, which includes a portfolio of antibacterial toothbrush protectors, kids’ toothbrush protectors and tongue cleaners, complements our current portfolio of oral self-care products, and leverages our manufacturing and marketing platform (refer to Item 1. Note 3).

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	March 28, 2020	March 30, 2019
Net sales	$700.6	$581.8
Gross profit	$215.5	$184.0
Gross profit %	30.8%	31.6%
Operating income (loss)	$124.6	$94.2
Operating income (loss)%	17.8%	16.2%

Three Months Ended March 28, 2020 vs. Three Months Ended March 30, 2019

Net sales increased $118.8 million, or 20%, due to:

•
$139.4 million, or a 24%, net increase due primarily to an increase of $18.3 million due to new product sales driven by an infant formula launch at a major retailer and Prevacid®, and e-commerce growth in the OTC and nutrition categories. Additional OTC category increases relate to market share gains from store brand competitors due to greater consumer purchases of existing and new products, and increased store brand penetration market-wide versus national brand. All of these drivers include the positive impact from a surge in demand for certain products due to consumer behavior surrounding the COVID-19 pandemic.

Perrigo Company plc - Item 2
CSCA

Additionally, there was an increase of $55.3 million from our acquisition of Ranir. These increases were partially offset by a $5.0 million decrease due to discontinued products; partially offset by

•	$20.6 million decrease due primarily to:

◦	$19.6 million due to our divested animal health business; and

◦	$1.0 million of unfavorable Mexican peso foreign currency translation.

Operating income increased $30.4 million, or 32%, due primarily to:

•
$31.5 million increase in gross profit due primarily to increased net sales as described above, partially offset by carryover impact from the prior year operating inefficiencies at one of our infant nutrition facilities. Gross profit as a percentage of net sales decreased 80 basis points due primarily to operating inefficiencies at one of our infant nutrition facilities, and the exited animal health business, which had relatively higher gross margins than the overall portfolio, partially offset by favorable product mix; partially offset by

•
$1.1 million increase in operating expenses due primarily to the inclusion of Ranir, partially offset by the absence of expenses from the divested animal health business, and a decrease in expenses related to our current cost savings initiative.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•
Towards the end of the quarter, we experienced an increase in demand for products included in our upper respiratory and vitamins, minerals and supplements categories and certain of our store brand products, as well as a decrease in demand for certain products in our skincare and personal hygiene category, attributed primarily to consumer reaction to COVID-19. We are uncertain as to what extent, or if, the demand shift will continue in the future and what the impact may be on our future results of operations.

•
On February 13, 2020, we acquired Dexsil®, a silicon supplement brand, from RXW Group Nv, for total cash consideration paid of approximately $8.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized the consideration paid as a brand-named intangible asset. The acquisition provides additional opportunities for growth through new product launches and geographic expansion (refer to Item 1. Note 3).

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	March 28, 2020	March 30, 2019
Net sales	$382.7	$350.8
Gross profit	$179.9	$168.4
Gross profit %	47.0%	48.0%
Operating income	$25.0	$8.1
Operating income %	6.5%	2.3%

Three Months Ended March 28, 2020 vs. Three Months Ended March 30, 2019

Net sales increased $31.9 million, or 9%, due to:

•
$48.9 million, or a 14%, net increase due primarily to new product sales of $30.1 million driven partially by XLS-Medical Forte 5 and the ACO skincare line and a $21.0 million increase from our acquisition of Ranir. In addition volume increased in our upper respiratory and vitamins, minerals and supplements categories and UK store brand business, which included the positive impact from a surge in demand for certain products due to consumer behavior surrounding the COVID-19 pandemic. These increases were partially

Perrigo Company plc - Item 2
CSCI

offset by lower net sales in France, which has experienced overall declines and has been affected by strikes, regulatory restrictions and the COVID-19 pandemic. In addition the segment saw a decrease in sales of our existing weight management products; partially offset by

•	$17.0 million decrease due primarily to:

◦	$13.3 million from unfavorable foreign currency translation primarily related to the Euro; and

◦	$3.7 million due to our divested Canoderm prescription product previously included in the Nordic region.

Operating income increased $16.9 million, or 209%, due to:

•
$11.5 million increase in gross profit due primarily to increased net sales as described above, partially offset by operational inefficiencies. Gross profit as a percentage of net sales decreased 100 basis points due primarily to the acquisition of Ranir, which has a relatively lower gross margin than the overall portfolio, and operational inefficiencies, partially offset by favorable product mix; and

•
$5.4 million decrease in operating expenses due primarily to favorable Euro foreign currency translation, a decrease in expenses related to our current cost savings initiative, and a decrease in advertising and promotion expense, partially offset by the inclusion of Ranir.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
Although pricing pressure is beginning to moderate, we continue to experience a year-over-year reduction in pricing in our RX segment due to competitive approvals against products in our portfolio and overall competitive pressures. We expect softness in pricing to continue to impact the segment for the foreseeable future.

•
Towards the end of the quarter, as the COVID-19 pandemic gained momentum, we experienced increased customer interest in and demand for certain products that other competitors are struggling to consistently supply. It is too early to assess the scope and scale of this trend, which would depend on the duration and severity of supply disruptions that our competitors or we may experience, but we believe that our competitive advantage in supply chain strength and organizational efficiencies may allow us to, in the near term, benefit from the trend if competitors are unable to meet supply demands.

•
On February 24, 2020, along with our partner Catalent Pharma Solutions, we received approval from the U.S. Food and Drug Administration on our abbreviated new drug application for generic albuterol sulfate inhalation aerosol, the first AB-rated generic version of ProAir® HFA. We launched commercially shortly after the approval.

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	March 28, 2020	March 30, 2019
Net sales	$257.7	$241.9
Gross profit	$87.9	$96.4
Gross profit %	34.1%	39.9%
Operating income	$51.7	$60.6
Operating margin	20.0%	25.1%

Perrigo Company plc - Item 2
RX

Three Months Ended March 28, 2020 vs. Three Months Ended March 30, 2019

Net sales increased $15.8 million, or 7%, due to:

•
$14.7 million, or a 6%, net increase due to new product sales of $58.2 million driven mainly by the launch of generic albuterol sulfate inhalation aerosol, the scopolamine relaunch, and diclofenac sodium topical gel 1%. This includes the positive impact from a surge in demand for certain products due to customer behavior surrounding the COVID-19 pandemic. This increase was partially offset by pricing pressure due partially to testosterone gel 1.62%, which still had 180-day market exclusivity in the prior year period, and $4.8 million of discontinued low margin distribution products; and

•	$1.1 million increase due to favorable foreign currency translation.
Operating income decreased $8.9 million, or 15%, primarily due to:

•
$8.5 million decrease in gross profit, or a 580 basis point decrease in gross profit as a percentage of net sales, due primarily to pricing pressure, third party operational inefficiencies on partnered products and higher inventory costs on a key product, partially offset by the gross profit from the incremental sales driven by generic albuterol sulfate inhalation aerosol pre-launch inventory that was expensed as pre-commercialization product in the prior year.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended
March 28, 2020	March 30, 2019
$55.5	$60.6

The decrease of $5.1 million in unallocated expenses during the three months ended March 28, 2020 compared to the prior year period was primarily due to a $7.9 million decrease in Restructuring expense related primarily to the reorganization of our executive management team and a $10.3 million decrease in legal and consulting fees, partially offset by an increase of $8.6 million in employee compensation expenses, and a $4.2 million increase in insurance related expenses.

Change in Financial Assets, Interest expense, net, and Other (income) expense, net (Consolidated)

	Three Months Ended
(in millions)	March 28, 2020	March 30, 2019
Change in financial assets	$(1.6)	$(10.4)
Interest expense, net	$30.2	$28.6
Other (income) expense, net	$2.4	$3.2

Change in Financial Assets

The proceeds from our 2017 sale of the Tysabri® financial asset consisted of $2.2 billion in upfront cash and up to $250.0 million and $400.0 million in contingent milestone payments related to 2018 and 2020, respectively. During the year ended December 31, 2019 we received the $250.0 million contingent milestone payment.

During the three months ended March 28, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $1.6 million to $96.9 million, which is recorded on the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets. The adjustment was driven by higher volatility, higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out. During the three months ended March 30, 2019, the fair value of the

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Royalty Pharma contingent milestone payments increased by $10.4 million driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out.

The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018, which triggered the $250.0 million milestone payment received during the first quarter of 2019. There is no contingent milestone based on 2019 sales of Tysabri®. In order for us to receive the remaining contingent milestone payment of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $96.9 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $303.1 million in Change in financial assets on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 6).

Interest Expense, Net

The $1.6 million increase during the three months ended March 28, 2020 compared to the prior year period was due primarily to increased interest expense as result of the 2019 Term Loan refinancing and a reduction in interest income received.

Other (Income) Expense, Net

The $0.8 million decrease during the three months ended March 28, 2020 compared to the prior year period was due primarily to unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended
March 28, 2020	March 30, 2019
7.2%	21.1%

The effective tax rate for the three months ended March 28, 2020 decreased compared to the prior period primarily due to additional interest and depreciation deductions provided for in the CARES Act. The CARES Act reduced income tax expense by approximately $20.0 million in the first quarter of 2020, of which $15.8 million relates to retroactive adjustments to the 2018 and 2019 tax years while $4.2 million relates to the 2020 tax year (refer to Item 1. Note 13 for more information on income taxes).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements we regularly consider, among other factors, known trends and uncertainties, such as the Notice of Assessment ("NoA") and the draft and final Notices of Proposed Adjustment ("NOPAs"), the current COVID-19 pandemic, and other contingencies. We note that no payment of the additional amounts assessed by Irish Revenue pursuant to the NoA or proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a final determination of the matter is reached that is adverse to us, which could take several years in either case (refer to Item 1. Note 13 for additional information on the NoA and NOPAs). Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters, could ultimately require the use of corporate assets to pay such assessments, damages resulting from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available,

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

or any change in conditions relating to the NoA, the NOPAs, the COVID-19 pandemic or other contingencies have a material impact on our capital requirements.

Cash and Cash Equivalents

* Working capital represents current assets less current liabilities, excluding cash and cash equivalents, and excluding current indebtedness.

Cash, cash equivalents, cash flows from operations, and borrowings available under our credit facilities are expected to be sufficient to finance our liquidity and capital expenditures in both the short and long term. Although our lenders have made commitments to make funds available to us in a timely fashion under our revolving credit agreements and overdraft facilities, if economic conditions worsen, including due to the COVID-19 pandemic, or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to our existing credit facilities. Should our outlook on liquidity requirements change substantially from current projections, we may seek additional sources of liquidity in the future.

Cash Generated by (Used in) Operating Activities
The $77.3 million increase in operating cash inflow was due primarily to:

•	$74.0 million increase in cash due to the change in inventory, primarily related to increased sales;

•	$48.1 million decrease in the use of cash due to the change in accrued customer programs, due primarily to pricing dynamics in our RX segment as well as timing of rebate and chargeback payments;

•
$14.8 million increase in cash due to the change in net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, and depreciation and amortization; and

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

•
$14.9 million increase in cash due to the change in accrued liabilities, due primarily to changes in legal and litigation accruals and changes in our underlying hedge exposure, partially offset by value-added and property tax liability accruals; partially offset by

•
$29.7 million decrease in cash due to the change in prepaid expenses due primarily to an increase in our directors and officers prepaid insurance and payments made for annual prepaid expenses, partially offset by payments received related to our cross currency swap;

•	$21.6 million decrease in cash due to the change in accounts payable due primarily to the timing of payments and mix of payments terms; and

•	$19.1 million decrease in cash due to the change in accounts receivable due primarily to timing of sales and receipt of payments.

Cash Generated by (Used in) Investing Activities

The $304.9 million decrease in investing cash flow was due primarily to:

•	$250.0 million decrease in cash due to the absence of the Royalty Pharma contingent milestone proceeds received in the prior year period (refer to Item 1. Note 6);

•	$11.3 million decrease in cash for a deposit paid for the High Ridge Brands acquisition (refer to Item 1. Note 17);

•
$32.7 million decrease in cash due to acquisitions, primarily for the purchase of the Steripod® brand for $24.9 million and the Dexsil® brand for approximately $8.0 million (refer to Item 1. Note 3); and

•	$12.7 million decrease in cash due to capital spending, primarily to increase tablet and infant formula capacity and for quality/regulation projects.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Financing Activities
The $106.3 million increase in financing cash flow was due primarily to:

•	$102.3 million increase in net borrowings of revolving credit agreements and other financing; and

•	$12.3 million decrease in payments on long-term debt; partially offset by

•	$5.0 million increase in dividend payments.

Dividends

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

Borrowings and Capital Resources

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were $100.0 million of borrowings outstanding under the 2018 Revolver as of March 28, 2020, which was drawn during the first quarter as a precautionary measure to provide additional liquidity and to

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

preserve financial flexibility during the COVID-19 pandemic. There were no borrowings outstanding under the 2018 Revolver as of December 31, 2019.

Term Loans and Notes

On March 8, 2018, we refinanced the €350.0 million outstanding under the previous term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing on March 8, 2020 (the "2018 Term Loan"). During the year ended December 31, 2019, we made $24.7 million in scheduled principal repayments on the 2018 Term Loan.

On August 15, 2019, we refinanced the €284.4 million ($317.1 million) outstanding under the 2018 Term Loan with the proceeds of a new $600.0 million term loan, maturing on August 15, 2022.

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. The balance outstanding under the facilities was $2.0 million as of March 28, 2020. There were no borrowings outstanding under the facilities as of December 31, 2019.

Leases

We had $152.7 million and $158.2 million of lease liabilities and $151.9 million and $157.5 million of lease assets as of March 28, 2020 and December 31, 2019, respectively.

Accounts Receivable Factoring

The total amount factored on a non-recourse basis and excluded from accounts receivable was $12.4 million and $10.0 million at March 28, 2020 and December 31, 2019, respectively.

We are in compliance with all covenants under our debt agreements as of March 28, 2020 (refer to Item 1. Note 9 and Note 10 for more information on all of the above lease activity and debt facilities, respectively).

Credit Ratings

Our credit ratings on March 28, 2020 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and S&P Global Ratings, respectively.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources. We acquire and collaborate on potential products still in development and enter into R&D arrangements with third parties that often require milestone payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of the product. Because of the contingent nature of these payments, they are not included in our table of contractual obligations included in our 2019 Form 10-K and referred to below.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Contractual Obligations and Commitments

There were no material changes in contractual obligations as of March 28, 2020 from those provided in our 2019 Form 10-K.

Significant Accounting Policies

Other than the adoption of ASU 2016-13 Financial Instruments - Credit Losses (refer to Item 1. Note 1) and ASU 2018-13 Fair Value Measurement Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (refer to Item 1. Note 6), there have been no material changes to the accounting policies disclosed in our 2019 Form 10-K.

Critical Accounting Estimates

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. Below are the updates regarding critical accounting estimates which required judgment in the preparation of our financial statements during the three months ended March 28, 2020. The below disclosures should be read in conjunction with our 2019 Form 10-K.

Change in Financial Assets

We valued our contingent milestone payments from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. As of March 28, 2020, volatility and the estimated fair value of the milestones had a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. Rate of return and the estimated fair value of the milestones had an inverse relationship, such that a lower rate of return correlates with a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

	Three Months Ended
	March 28, 2020	March 30, 2019
Volatility	35.0%	30.0%
Rate of return	7.29%	8.02%

We also consider Biogen’s quarterly Tysabri earnings along with forecasts from third party analysts in our royalty projections. In our estimation process as of March 28, 2020, we considered risks associated with COVID-19 on Tysabri sales in 2020, including but not limited to, the potential for disruptions and delays in dosing of Tysabri in physician office and hospital settings. We will continue monitoring Tysabri earnings and the development of COVID-19 impacts in our quarterly valuation assessment. In order for us to receive the remaining contingent milestone payment of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $96.9 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $303.1 million in Change in financial assets on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 6).

Goodwill

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets received. We have six reporting units subject to impairment testing annually, which we perform on the first day of the fourth quarter of the fiscal year. We perform impairment testing more frequently if events suggest an impairment may exist. The test for impairment requires us to make several estimates about fair value, most of which are based on

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows that include assumptions about future performance. The discount rates used in testing each of our reporting units’ goodwill for impairment during our interim and annual testing are based on the weighted average cost of capital determined for each of our reporting units.

The discounted cash flow forecasts used for our reporting units include assumptions about future activity levels in the near term and longer-term. If growth in our reporting units is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in one or more reporting units is impaired in future impairment tests. An increase in the discount rate could negatively impact the estimated fair value of the reporting units and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of our reporting units, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis.

We reviewed our reporting units for impairment indicators during the three months ended March 28, 2020.  Our reporting units had strong financial performance in this period, and the current year results remained in line with our long-term projections as of March 28, 2020. We did not identify any events or changes related to COVID-19 or other circumstances that more likely than not reduced the fair value of a reporting unit below its carrying amount.  We continue to monitor the progress of our reporting units and assess them for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2019 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 28, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 28, 2020. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of March 28, 2020. The results of management’s assessment have been reviewed with our Audit Committee.

Perrigo Company plc - Item 4
Controls and Procedures

Changes in Internal Control over Financial Reporting

We acquired Ranir during the third quarter of 2019 (refer to Item 1. Note 3). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Ranir from its evaluation of internal control over financial reporting as of March 28, 2020. We are in the process of documenting and testing Ranir’s internal controls over financial reporting. We will incorporate Ranir into our annual report on internal control over financial reporting for our year ending December 31, 2020. As of March 28, 2020, assets excluded from management’s assessment totaled $869.4 million. Ranir contributed $76.3 million of Net sales and $7.7 million of Operating income in our Condensed Consolidated Statements of Operations for the three months ended March 28, 2020.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Item 1. Note 13 and Item 1. Note 14 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K, other than as described below.

Adverse Economic Impacts of Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, as the new coronavirus, unknown to health officials just three months earlier, has spread rapidly from Asia to the Middle East, Europe, and the United States. As the rate of infection continues to accelerate in many countries, attempts are being made to reduce the spread of the coronavirus, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary and/or mandated changes in behavior. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, disrupting our manufacturing operations, affecting the supply of raw materials and third party supplied finished goods, and preventing many of our employees from coming to work. The Company has responded to such impacts by, among other things, implementing protocols to protect the health of factory workers, adjusting production schedules, and seeking alternate suppliers where available, and so far, most of our facilities have continued to produce at high levels despite these challenges. However, going forward, the outbreak of the disease and the actions to slow it could have an adverse impact on our financial condition, our supply chains and other operations, our results of our operations, consumer demand for our products and our ability to access capital. The magnitude of any such adverse impacts cannot currently be determined, but such adverse impacts could be material, depending on: the duration, intensity, and continued spread of the disease; the duration of business closure and similar government orders; the process by which government authorities permit businesses to reopen and employees to return to work; the scale and timing of any additional waves of the outbreak as restrictions on community movement are relaxed; the severity of any economic downturn resulting from the pandemic; the effectiveness of the Company's efforts at mitigation; and other factors, both known and unknown, many of which are likely to be outside our control. In addition, to the extent that any increased sales of our products during the initial stages of the outbreak may reflect "pantry stocking", consumer demand for such products in future periods may be correspondingly reduced.

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

10.1	Perrigo Company Employee Severance Programme - Ireland, effective April 9, 2020 (filed herewith).

10.2	Employment Agreement between Perrigo Pharma International D.A.C. and James Dillard, dated January 25, 2019 (filed herewith).

31.1	Rule 13a-14(a) Certification by Murray S. Kessler, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Raymond P. Silcock, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	May 5, 2020	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 5, 2020	/s/ Raymond P. Silcock
Raymond P. Silcock
Chief Financial Officer
(Principal Accounting and Financial Officer)