Form 10-Q
period 2020-06-27
PERRIGO Co plc
filed 2020-08-05
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 27, 2020

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
 ☐  Yes  ☒ No
As of July 31, 2020, there were 136,479,503 ordinary shares outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the effect of the novel coronavirus (COVID-19) pandemic and the associated economic downturn and supply chain impacts on the Company's business, the timing, amount and cost of any share repurchases; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company's appeal of the Notice of Assessment ("NoA") issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) and the Notices of Proposed Adjustment ("NOPAs") issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceeding could have on operating results, cash flows and liquidity; potential third-party claims and litigation, including litigation relating to alleged price-fixing in the generic pharmaceutical industry, alleged class action and individual securities law claims, and alleged product liability claims and litigation relating to uncertain tax positions, including the NoA and NOPAs; potential impacts of ongoing or future government investigations and regulatory initiatives; potential costs and reputational impact of product recalls and sales halts; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of announced acquisitions or dispositions and the success of such transactions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts, and strategic and other initiatives. An adverse result with respect to our appeal of any material outstanding tax assessments or litigation, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. Statements regarding the separation of the RX business, including the expected benefits, anticipated timing, form of any such separation and whether the separation ultimately occurs, are all subject to various risks and uncertainties, including future financial and operating results, our ability to separate the business, the effect of existing interdependencies with our manufacturing and shared service operations, and the tax consequences of the planned separation to us or our shareholders. These and other important factors, including those discussed in our form 10-K for the year-ended December 31, 2019, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$1,219.1	$1,149.0	$2,560.1	$2,323.5
Cost of sales	784.4	718.2	1,642.2	1,443.9
Gross profit	434.7	430.8	917.9	879.6

Operating expenses
Distribution	23.6	23.7	47.8	47.1
Research and development	47.1	43.9	89.0	84.0
Selling	127.6	140.1	275.3	288.7
Administration	118.8	127.2	241.4	252.3
Impairment charges	—	27.8	—	31.9
Restructuring	1.1	12.2	1.1	21.5
Other operating expense (income)	(0.9)	0.9	0.2	(3.2)
Total operating expenses	317.3	375.8	654.8	722.3

Operating income	117.4	55.0	263.1	157.3

Change in financial assets	(2.1)	(5.5)	(3.7)	(15.9)
Interest expense, net	33.4	31.2	63.6	59.8
Other (income) expense, net	14.3	2.3	16.7	5.5
Income before income taxes	71.8	27.0	186.5	107.9
Income tax expense	11.2	18.0	19.5	35.0
Net income	$60.6	$9.0	$167.0	$72.9

Earnings per share
Basic	$0.44	$0.07	$1.23	$0.54
Diluted	$0.44	$0.07	$1.22	$0.54

Weighted-average shares outstanding
Basic	136.4	136.0	136.3	136.0
Diluted	137.5	136.5	137.3	136.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$60.6	$9.0	$167.0	$72.9
Other comprehensive income (loss):
Foreign currency translation adjustments	86.7	27.8	(5.5)	11.0
Change in fair value of derivative financial instruments, net of tax	(0.7)	2.7	(10.1)	4.4
Change in post-retirement and pension liability, net of tax	(1.2)	—	(3.1)	(0.5)
Other comprehensive income (loss), net of tax	84.8	30.5	(18.7)	14.9
Comprehensive income	$145.4	$39.5	$148.3	$87.8
See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 27, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,456.3	$354.3
Accounts receivable, net of allowance for credit losses of $6.2 and $6.7, respectively	1,001.2	1,243.2
Inventories	1,034.7	967.3
Prepaid expenses and other current assets	311.3	165.8
Total current assets	3,803.5	2,730.6
Property, plant and equipment, net	892.3	902.8
Operating lease assets	136.7	129.9
Goodwill and indefinite-lived intangible assets	4,046.5	4,185.5
Definite-lived intangible assets, net	2,879.8	2,921.2
Deferred income taxes	7.2	5.4
Other non-current assets	362.3	426.0
Total non-current assets	8,324.8	8,570.8
Total assets	$12,128.3	$11,301.4
Liabilities and Shareholders’ Equity
Accounts payable	$489.1	$520.2
Payroll and related taxes	135.0	156.4
Accrued customer programs	364.5	394.4
Other accrued liabilities	240.6	229.2
Accrued income taxes	24.0	32.2
Current indebtedness	606.5	3.4
Total current liabilities	1,859.7	1,335.8
Long-term debt, less current portion	3,536.0	3,365.8
Deferred income taxes	291.6	280.6
Other non-current liabilities	530.1	515.1
Total non-current liabilities	4,357.7	4,161.5
Total liabilities	6,217.4	5,497.3
Commitments and contingencies - Refer to Note 14
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,318.2	7,359.9
Accumulated other comprehensive income	120.7	139.4
Retained earnings (accumulated deficit)	(1,528.5)	(1,695.5)
Total controlling interests	5,910.4	5,803.8
Noncontrolling interest	0.5	0.3
Total shareholders’ equity	5,910.9	5,804.1
Total liabilities and shareholders' equity	$12,128.3	$11,301.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	136.5	136.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2018	135.9	$7,421.7	$84.6	$(1,838.3)	$5,668.0
Adoption of new accounting standards	—	—	—	(3.4)	(3.4)
Net income	—	—	—	63.9	63.9
Other comprehensive loss	—	—	(15.6)	—	(15.6)
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	1.8	—	—	1.8
Compensation for restricted stock	—	14.2	—	—	14.2
Cash dividends, $0.19 per share	—	(25.9)	—	—	(25.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(2.4)	—	—	(2.4)
Balance at March 30, 2019	136.0	$7,409.4	$69.0	$(1,777.8)	$5,700.6

Net income	—	—	—	9.0	9.0
Other comprehensive income	—	—	30.5	—	30.5
Stock options exercised	—	0.3	—	—	0.3
Compensation for stock options	—	1.3	—	—	1.3
Compensation for restricted stock	—	14.2	—	—	14.2
Cash dividends, $0.21 per share	—	(28.9)	—	—	(28.9)
Shares withheld for payment of employees' withholding tax liability	—	(0.8)	—	—	(0.8)
Balance at June 29, 2019	136.0	$7,395.5	$99.5	$(1,768.8)	$5,726.2

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2019	136.1	$7,359.9	$139.4	$(1,695.5)	$5,803.8
Net income	—	—	—	106.4	106.4
Other comprehensive loss	—	—	(103.5)	—	(103.5)
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	0.8	—	—	0.8
Compensation for restricted stock	—	15.4	—	—	15.4
Cash dividends, $0.23 per share	—	(30.9)	—	—	(30.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.6)	—	—	(5.6)
Balance at March 28, 2020	136.3	$7,339.6	$35.9	$(1,589.1)	$5,786.4

Net income	—	—	—	60.6	60.6
Other comprehensive income	—	—	84.8	—	84.8
Restricted stock plan	0.3	—	—		—
Compensation for stock options	—	0.4		—	0.4
Compensation for restricted stock	—	13.1	—	—	13.1
Cash dividends, $0.23 per share	—	(31.0)	—	—	(31.0)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(3.9)	—	—	(3.9)
Balance at June 27, 2020	136.5	$7,318.2	$120.7	$(1,528.5)	$5,910.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash Flows From (For) Operating Activities
Net income	$167.0	$72.9
Adjustments to derive cash flows:
Depreciation and amortization	187.8	191.5
Loss on sale of business	17.4	—
Share-based compensation	29.7	28.0
Impairment charges	—	31.9
Change in financial assets	(3.7)	(15.9)
Restructuring charges	1.1	21.5
Deferred income taxes	11.7	9.2
Amortization of debt premium	(1.3)	(3.0)
Other non-cash adjustments, net	(11.5)	26.4
Subtotal	398.2	362.5
Increase (decrease) in cash due to:
Accounts receivable	227.9	(55.3)
Inventories	(38.6)	(78.3)
Prepaid expenses	(32.4)	2.4
Accounts payable	(21.6)	41.2
Payroll and related taxes	(20.4)	(23.0)
Accrued customer programs	(31.9)	(52.8)
Accrued liabilities	(7.9)	(19.2)
Accrued income taxes	(12.8)	(36.7)
Other, net	2.2	17.5
Subtotal	64.5	(204.2)
Net cash from (for) operating activities	462.7	158.3
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	2.4	1.7
Purchase of equity method investment	(15.0)	—
Acquisitions of businesses, net of cash acquired	(106.0)	—
Proceeds from the Royalty Pharma contingent milestone	—	250.0
Asset acquisitions	(32.8)	(35.0)
Additions to property, plant and equipment	(60.1)	(54.7)
Net proceeds from sale of business	187.8	—
Other investing, net	2.0	—
Net cash from (for) investing activities	(21.7)	162.0
Cash Flows From (For) Financing Activities
Issuances of long-term debt	743.8	—
Payments on long-term debt	—	(158.9)
Borrowings (repayments) of revolving credit agreements and other financing, net	1.6	397.5
Deferred financing fees	(5.0)	—
Issuance of ordinary shares	—	0.3
Cash dividends	(61.9)	(54.8)
Other financing, net	(11.7)	(5.9)
Net cash from (for) financing activities	666.8	178.2
Effect of exchange rate changes on cash and cash equivalents	(5.8)	6.1
Net increase (decrease) in cash and cash equivalents	1,102.0	504.6
Cash and cash equivalents, beginning of period	354.3	551.1
Cash and cash equivalents, end of period	$1,456.3	$1,055.7

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

•
Consumer Self-Care International ("CSCI") comprises our branded consumer self-care business primarily in Europe, our consumer self-care businesses in the United Kingdom and Australia, and our divested liquid licensed products business in the United Kingdom.

•	Prescription Pharmaceuticals ("RX") comprises our prescription pharmaceuticals business in the U.S., predominantly generics, and our pharmaceuticals and diagnostic businesses in Israel.

Reclassifications

Certain prior period amounts have been reclassified from other current assets to other non-current assets on our balance sheet as of June 27, 2020 to conform to the current period presentation. Such reclassification had no impact on net income or earnings per share.

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

Perrigo Company plc - Item 1
Note 1

The following table presents the allowance for credit losses activity (in millions):

	Three Months Ended	Six Months Ended
	June 27, 2020	June 27, 2020
Beginning balance	$7.1	$6.7
Provision for credit losses, net	0.2	1.0
Receivables written-off	(1.1)	(1.2)
Recoveries collected	—	—
Currency translation adjustment	—	(0.3)
Ending balance	$6.2	$6.2

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
U.S.	$848.7	$768.6	$1,750.3	$1,537.4
Europe(2)	311.8	315.8	684.4	656.7
All other countries(3)	58.6	64.6	125.4	129.4
Total net sales	$1,219.1	$1,149.0	$2,560.1	$2,323.5

(1) Derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $7.8 million and $11.5 million for the three and six months ended June 27, 2020, respectively, and $6.9 million and $12.1 million for the three and six months ended June 29, 2019, respectively.
(3) Includes net sales generated primarily in Israel, Mexico, Australia and Canada.

Product Category

We re-aligned our product categories in our CSCA and CSCI segments as of December 31, 2019. The re-alignment standardizes our categories and product level detail to provide consistency. This transformative step will optimize the way in which management reports and evaluates our business.

Perrigo Company plc - Item 1
Note 2

The following is a summary of our net sales by category (in millions); the comparative periods reflect the product category re-alignment:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
CSCA(1)
Upper respiratory	$116.7	$121.2	$271.3	$254.0
Digestive health	112.1	106.3	219.0	208.6
Pain and sleep-aids	97.7	91.3	218.1	182.6
Nutrition	88.6	85.9	190.8	185.5
Healthy lifestyle	81.5	86.1	167.3	162.1
Oral self-care	63.2	—	118.5	—
Skincare and personal hygiene	42.9	45.8	89.6	91.3
Vitamins, minerals, and supplements	6.4	6.2	12.8	12.5
Animal health	—	22.3	—	41.9
Other CSCA(2)	18.5	17.0	40.8	25.4
Total CSCA	627.6	582.1	1,328.2	1,163.9
CSCI
Skincare and personal hygiene	97.6	105.7	192.3	207.6
Upper respiratory	45.5	49.9	129.6	121.8
Healthy lifestyle	40.5	48.7	84.1	96.0
Pain and sleep-aids	40.2	39.4	87.0	79.8
Vitamins, minerals, and supplements	38.5	41.1	87.0	86.9
Oral self-care	20.4	1.8	43.6	3.4
Digestive health	5.1	6.8	11.1	14.0
Other CSCI(3)	33.3	34.1	69.1	68.8
Total CSCI	321.1	327.5	703.8	678.3
RX	270.4	239.4	528.1	481.3
Total net sales	$1,219.1	$1,149.0	$2,560.1	$2,323.5

(1)    Includes net sales from our OTC contract manufacturing business.

(2)	Consists primarily of diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

(3)
Consists primarily of liquid licensed products, our distribution business and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $64.5 million and $114.0 million for the three and six months ended June 27, 2020, respectively, and $65.8 million and $133.1 million for the three and six months ended June 29, 2019, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	June 27, 2020	December 31, 2019
Short-term contract assets	Prepaid expenses and other current assets	$22.7	$26.3

Perrigo Company plc - Item 1
Note 3

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisitions During the Six Months Ended June 27, 2020

Oral Care Assets of High Ridge Brands

On April 1, 2020, we acquired the oral care assets of High Ridge Brands for total purchase consideration of $113.0 million, subject to customary post-closing adjustments, including a working capital settlement. After post-closing adjustments as of June 27, 2020, total cash consideration paid was $106.0 million, net of $2.0 million that we allocated as prepayment of contract consideration for transitional services to be received related to the transaction.

This acquisition includes the children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands, and a licensing portfolio. The U.S. operations, which represent a significant portion of the business, will be reported in our CSCA segment and the remaining non-U.S. operations will be reported in our CSCI segment.

During the three and six months ended June 27, 2020, we incurred $2.6 million and $4.1 million of general transaction costs (legal, banking and other professional fees), respectively. The amounts were recorded in Administration expenses within the CSCA segment.

The acquisition of the oral care assets of High Ridge Brands was accounted for as a business combination and has been reported in our Condensed Consolidated Statements of Operations as of the acquisition date. From April 1, 2020 through June 27, 2020, the acquisition generated Net sales of $19.8 million and Net loss of $3.5 million, which included $2.6 million of transaction costs and $1.6 million related to inventory costs stepped up to acquisition date fair value.

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

The following table summarizes the consideration paid for the oral care assets of High Ridge Brands and the provisional amounts of the assets acquired and liabilities assumed (in millions):

Oral Care Assets of High Ridge Brands
Cash consideration	$106.0

Estimated fair value of assets acquired and liabilities assumed:
Net working capital	$22.2
Property, plant and equipment, net	0.7
Definite-lived intangible assets	66.8
Goodwill	16.3
Net assets acquired	$106.0

The goodwill of $16.3 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, the assembled workforce, and the synergies expected from combining the operations of the oral care assets of High Ridge Brands into Perrigo. Preliminarily, goodwill of $14.6 million and $1.7 million was allocated to our CSCA and CSCI segments, respectively. We are currently evaluating the tax deductibility of the provisional goodwill. We expect some portion to be deductible for income tax purposes. The definite-lived intangible assets acquired consisted of trademarks and trade names, exclusive license agreements, and customer relationships subject to a weighted average useful life of approximately 18 years.

Perrigo Company plc - Item 1
Note 3

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

Steripod®

On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $26.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized $24.9 million as a brand-named intangible asset. The remainder of the purchase price was allocated to working capital. We began amortizing the brand intangible over a 25-year useful life. Operating results attributable to the product are included within our CSCA segment.

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

Perrigo Company plc - Item 1
Note 3

The following table summarizes the consideration paid for Ranir and the amounts of the assets acquired and liabilities assumed (in millions):

Ranir
Purchase price paid	$759.2

Assets acquired:
Cash and cash equivalents	$11.5
Accounts receivable	40.6
Inventories	59.0
Prepaid expenses and other current assets	4.0
Property, plant and equipment, net	40.8
Operating lease assets	3.7
Goodwill	292.7
Definite-lived intangibles:
Developed product technology, formulations, and product rights	$48.6
Customer relationships and distribution networks	260.0
Trademarks, trade names, and brands	41.0
Indefinite-lived intangibles:
In-process research and development	39.7
Total intangible assets	$389.3
Other non-current assets	2.8
Total assets	$844.4
Liabilities assumed:
Accounts payable	$17.6
Other accrued liabilities	7.7
Payroll and related taxes	5.5
Accrued customer programs	5.7
Deferred income taxes	45.9
Other non-current liabilities	2.8
Total liabilities	$85.2
Net assets acquired	$759.2

The goodwill of $292.7 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, the assembled workforce, and the synergies expected from combining the operations of Perrigo and Ranir. Goodwill of $212.6 million and $80.1 million was allocated to our CSCA and CSCI segments, respectively. We expect $252.3 million to be deductible for income tax purposes. The definite-lived intangible assets acquired consisted of trademarks and trade names, developed product technologies, and customer relationships. Trademarks and trade names were assigned useful lives that ranged from 20 to 25 years. Developed product technologies were assigned 10-year useful lives and customer relationships were assigned 24-year useful lives. Customer relationships were valued using the multi-period excess earnings method. Trademarks and trade names, developed technology, and in-process research and development ("IPR&D") were valued using the relief from royalty method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

During the three months ended June 27, 2020, we completed the allocation by tax jurisdiction and finalized the Ranir opening balance sheet. We recorded measurement period adjustments to the valuation of Deferred income tax liabilities of $1.7 million and a small adjustment to other non-current assets. Therefore, goodwill was adjusted to $292.7 million.

Perrigo Company plc - Item 1
Note 3

Acquisitions During the Six Months Ended June 29, 2019

Generic Product Acquisition

On May 17, 2019, we purchased the Abbreviated New Drug Application ("ANDA") for a generic product used to relieve pain, for $15.7 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019 and began amortizing it over a 20-year useful life. Operating results attributable to the product are included within our RX segment.

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

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the Ranir acquisition had occurred on January 1, 2018 and as if the acquisition of the oral care assets of High Ridge Brands had occurred on January 1, 2019 and had been combined with the results reported in our Condensed Consolidated Statements of Operations for all periods presented (in millions):

	Three Months Ended		Six Months Ended
(Unaudited)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$1,219.1	$1,239.6	$2,589.7	$2,515.5
Net income	$63.8	$4.3	$173.1	$72.7

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

Divestitures During the Six Months Ended June 27, 2020

Rosemont Pharmaceuticals Business

On June 19, 2020, we completed the sale of our U.K.-based Rosemont Pharmaceuticals business, a generic prescription pharmaceuticals manufacturer focused on liquid medicines, to a U.K.-headquartered private equity firm for cash consideration of £155.6 million (approximately $195.0 million). The sale resulted in a pre-tax loss of $17.4 million recorded in our CSCI segment in Other (income) expense, net on the Condensed Consolidated Statements of Operations. The charge included professional fees and a $46.4 million write-off of foreign currency translation adjustment from Accumulated other comprehensive income.

Perrigo Company plc - Item 1
Note 4

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2019	Purchase accounting adjustments	Business acquisitions	Business divestitures	Currency translation adjustments	June 27, 2020
CSCA	$1,899.1	$(10.4)	$14.6	$—	$(4.1)	$1,899.2
CSCI(1)	1,203.7	12.0	1.7	(115.6)	(11.3)	1,090.5
RX(2)	1,013.9	—	—	—	0.6	1,014.5
Total goodwill	$4,116.7	$1.6	16.3	$(115.6)	$(14.8)	$4,004.2

(1) We had accumulated goodwill impairments of $868.4 million as of each of December 31, 2019 and June 27, 2020.
(2) We had accumulated goodwill impairments of $109.2 million as of each of December 31, 2019 and June 27, 2020.

During the three months ended June 27, 2020, our BCS reporting unit had an indication of potential impairment which was driven by a decrease in forecasted cash flows in the second half of 2020 related to impacts from the COVID-19 pandemic. Goodwill remaining in this reporting unit was $961.0 million as of June 27, 2020. We prepared an impairment test as of June 27, 2020 and determined that the fair value of the BCS reporting unit exceeded net book value by less than 10%, consistent with our last annual impairment test as of October 1, 2019. While no impairment was recorded as of June 27, 2020, future developments such as deterioration in business performance or market multiples could reduce the fair value of this reporting unit and lead to impairment in a future period.

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	June 27, 2020		December 31, 2019
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.8	$—	$18.8	$—
In-process research and development	38.5	—	50.0	—
Total indefinite-lived intangibles	$42.3	$—	$68.8	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$133.4	$81.1	$126.7	$81.1
Developed product technology, formulations, and product rights	1,306.9	709.1	1,392.8	755.3
Customer relationships and distribution networks	1,821.0	727.7	1,805.6	671.4
Trademarks, trade names, and brands	1,421.9	285.7	1,353.5	250.1
Non-compete agreements	5.1	4.9	6.5	6.0
Total definite-lived intangibles	$4,688.3	$1,808.5	$4,685.1	$1,763.9
Total intangible assets	$4,730.6	$1,808.5	$4,753.9	$1,763.9

We recorded amortization expense of $72.2 million and $145.4 million for the three and six months ended June 27, 2020, respectively, and $73.6 million and $149.0 million for the three and six months ended June 29, 2019, respectively.

Perrigo Company plc - Item 1
Note 4

Generic Product

During the three months ended June 29, 2019, we identified impairment indicators for a certain definite-lived intangible asset related to changes in pricing and competition in the market, which lowered the projected cash flows we expect to generate from the asset. We recorded an asset impairment of $27.8 million in our RX segment.

In-process R&D ("IPR&D")

We recorded an impairment charge of $4.1 million on a certain IPR&D asset during the six months ended June 29, 2019, due to changes in projected development and regulatory timelines for a product in our CSCA segment.

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	June 27, 2020	December 31, 2019
Finished goods	$569.8	$530.3
Work in process	196.7	186.9
Raw materials	268.2	250.1
Total inventories	$1,034.7	$967.3

NOTE 6 – FAIR VALUE MEASUREMENTS

On January 1, 2020, we adopted ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("Topic 820"). The amendments in this ASU remove disclosure requirements in Topic 820 related to the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Additionally, Topic 820 adds disclosure requirements for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We have amended certain of our quantitative Level 3 fair value measurement disclosures to add the range and weighted average of significant unobservable inputs used.

Perrigo Company plc - Item 1
Note 6

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	June 27, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$4.1	$—	$—	$6.6	$—	$—
Foreign currency forward contracts	—	14.1	—	—	4.3	—
Cross-currency swap	—	8.0	—	—	26.3	—
Foreign currency forward contract NIH	—	0.4	—	—	—	—
Funds associated with Israeli severance liability	—	14.4	—	—	14.6	—
Royalty Pharma contingent milestone	—	—	99.0	—	—	95.3
Total assets	$4.1	$36.9	$99.0	$6.6	$45.2	$95.3

Liabilities:
Foreign currency forward contracts	$—	$3.0	$—	$—	$8.4	$—
Contingent consideration payments	—	—	12.1	—	—	11.9
Total liabilities	$—	$3.0	$12.1	$—	$8.4	$11.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$1,013.1
Definite-lived intangible assets(2)	—	—	—	—	—	23.3
Total assets	$—	$—	$—	$—	$—	$1,036.4

(1)	During the year ended December 31, 2019, goodwill with a carrying amount of $1,122.3 million was written down to a fair value of $1,013.1 million.

(2)	During the year ended December 31, 2019, definite-lived intangible assets with a carrying amount of $55.3 million were written down to a fair value of $23.3 million.

There were no transfers within Level 3 fair value measurements during the three and six months ended June 27, 2020 or the year ended December 31, 2019.

Foreign Currency Forward Contract Net Investment Hedge

We value this foreign currency forward contract designated as a net investment hedge based on the notional amount, contractual rate, and observable market inputs, such as currency exchange rates and credit risk.

Royalty Pharma Contingent Milestone Receipts

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning balance	$96.9	$83.6	$95.3	$323.2
Payments received	—	—	—	(250.0)
Change in fair value	2.1	5.5	3.7	15.9
Ending balance	$99.0	$89.1	$99.0	$89.1

Perrigo Company plc - Item 1
Note 6

We value our contingent milestone payment from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. As of June 27, 2020, volatility and the estimated fair value of the milestones had a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. Rate of return and the estimated fair value of the milestones had an inverse relationship, such that a lower rate of return correlates with a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

	Three Months Ended
	June 27, 2020	June 29, 2019
Volatility	37.5%	30.0%
Rate of return	6.91%	7.99%

During the three and six months ended June 27, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $2.1 million and $3.7 million, respectively, to $99.0 million, which is recorded on the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets. The adjustments were driven by higher volatility, higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out. During the three and six months ended June 29, 2019, the fair value of the Royalty Pharma contingent milestone payments increased by $5.5 million and$15.9 million, respectively. These increases were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out.

The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018, which triggered the $250.0 million milestone payment received during the first quarter of 2019. There is no contingent milestone based on 2019 sales of Tysabri®. In order for us to receive the remaining contingent milestone payment of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $99.0 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $301.0 million in Change in financial assets on the Condensed Consolidated Statements of Operations.

Contingent Consideration Payments

The table below summarizes the change in fair value of contingent consideration payments (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning balance	$13.0	$12.4	$11.9	$15.3
Changes in value	(0.9)	0.9	0.2	(2.0)
Settlements and other adjustments	—	(1.2)	—	(1.2)
Ending balance	$12.1	$12.1	$12.1	$12.1

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

Perrigo Company plc - Item 1
Note 6

As of June 27, 2020, the contingent consideration payments liability was primarily comprised of sales-based milestones related to an IPR&D asset acquired in a prior transaction in our RX segment. The contingent consideration payments liability also included certain event-based milestones, which were immaterial. The fair value of our contingent consideration sales-based milestones as of June 27, 2020, was calculated using the following significant unobservable inputs:

			Six Months Ended
			June 27, 2020
	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Contingent consideration payments: sales-based milestones	Discounted cash flow	Projected royalties	$37.0
		Projected year of payment of sales-based milestones	2021 - 2036 (2027)
		Discount rate	26.0%

(1)	Unobservable inputs were weighted based on the relative estimated milestone payments.

The discount rate of 26.0% was based on our assessment of the rate of return and development and commercialization risk of the related IPR&D project. We reevaluate the significant unobservable inputs of the sales-based milestones quarterly based on project developments and changes in contingent elements of the liability.

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	June 27, 2020		December 31, 2019
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$3,350.0	$—	$2,600.0	$—
Fair value	$3,497.5	$—	$2,618.4	$—

Private placement note
Carrying value (excluding premium)	$—	$151.5	$—	$151.4
Fair value	$—	$154.4	$—	$168.4

The fair values of our public bonds for all periods were based on quoted market prices. The fair values of our private placement note for all periods were based on interest rates offered for borrowings of a similar nature and remaining maturities.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, promissory notes related to our equity method investment in Kazmira, and variable rate long-term debt, approximate their fair value.

Perrigo Company plc - Item 1
Note 7

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	June 27, 2020	December 31, 2019
Fair value method	Prepaid expenses and other current assets	$4.1	$6.6
Fair value method(1)	Other non-current assets	$2.3	$2.3
Equity method	Other non-current assets	$70.5	$17.8

(1)	Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended		Six Months Ended
Measurement Category	Income Statement Location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Fair value method	Other (income) expense, net	$(0.4)	$1.8	$2.5	$7.9
Equity method	Other (income) expense, net	$(0.8)	$(1.0)	$(1.5)	$(1.7)

On June 17, 2020, we announced our entrance into the cannabidiol (“CBD”) market through a strategic investment in and long-term supply agreement with Kazmira LLC ("Kazmira"), a leading supplier of hemp-based CBD products free of tetrahydrocannabinol (“THC-free”) based in Watkins, Colorado. In addition to the supply agreement, we acquired an approximate 20% equity stake in Kazmira for $50.0 million with $15.0 million paid at close of the transaction and the balance due within 18 months thereafter. Our minority equity investment initiates the first phase of the partnership in which we will collaborate to scale-up Kazmira’s facilities and laboratories, in accordance with current Good Manufacturing Practices, to produce THC-free CBD from industrial hemp that meets our standards for reliability and consistency. In the second phase of the partnership, we will work to launch THC-free hemp-based CBD products in a number of global markets, while leveraging our supply agreement with Kazmira, which is exclusive for the U.S. store brand market. We will report our equity method earnings from Kazmira in our Condensed Consolidated Financial Statements on a quarterly lag.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Forward Contract Net Investment Hedge

On June 19, 2020, we entered into a foreign currency forward contract designated as a net investment hedge of the GBP currency exposure of our net investment in certain of our U.K. operations. The hedge has a notional basis of £155.0 million ($194.5 million).

Cross Currency Swaps

On August 15, 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the EUR currency exposure of our net investment in European operations. This agreement is a contract to exchange floating-rate Euro payments for floating-rate U.S. dollar payments. The payments are based on a notional basis of €450.0 million ($498.0 million) and settle quarterly.

Interest Rate Swaps

There were no active designated or non-designated interest rate swaps as of June 27, 2020 and December 31, 2019.

Perrigo Company plc - Item 1
Note 8

Foreign Currency Forwards

Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	June 27, 2020	December 31, 2019
Israeli Shekel (ILS)	$351.2	$712.7
European Euro (EUR)	165.7	157.6
United States Dollar (USD)	64.0	92.4
British Pound (GBP)	51.2	86.9
Danish Krone (DKK)	47.9	51.7
Swedish Krona (SEK)	35.8	42.0
Canadian Dollar (CAD)	31.1	41.3
Chinese Yuan (CNY)	16.7	20.9
Polish Zloty (PLZ)	15.3	21.5
Mexican Peso (MPX)	12.5	9.7
Switzerland Franc (CHF)	5.7	4.1
Norwegian Krone (NOK)	3.4	6.6
Romanian New Leu (RON)	2.8	2.3
Other	7.6	7.5
Total	$810.9	$1,257.2

The maximum term of our forward currency exchange contracts is 18 months.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	June 27, 2020	December 31, 2019
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$8.0	$1.0
Cross-currency swap	Other non-current assets	8.0	26.3
Foreign currency forward contract NIH	Prepaid expenses and other current assets	0.4	—
Total designated derivatives		$16.4	$27.3
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$6.1	$3.3

Perrigo Company plc - Item 1
Note 8

		Liability Derivatives
		Fair Value
	Balance Sheet Location	June 27, 2020	December 31, 2019
Designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$1.9	$4.7
Non-designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$1.1	$3.7

The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

	Three Months Ended
	June 27, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	3.0	Net sales	0.4	Net sales	—
		Cost of sales	(0.2)	Cost of sales	0.3
	$3.0		$(0.2)		$0.3
Net investment hedges:
Cross-currency swap	$(3.3)			Interest expense, net	$1.8
Foreign currency forward contract NIH	0.4				—
	$(2.9)				$1.8

Perrigo Company plc - Item 1
Note 8

	Six Months Ended
	June 27, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(0.9)	Interest expense, net	—
Foreign currency forward contracts	9.9	Net sales	—	Net sales	—
		Cost of sales	(0.8)	Cost of sales	0.7
	$9.9		$(1.8)		$0.7
Net investment hedges:
Cross-currency swap	$(18.3)			Interest expense, net	$4.6
Foreign currency forward contract NIH	0.4				—
	$(17.9)				$4.6

(1) Net loss of $7.4 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

	Three Months Ended
	June 29, 2019
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	1.1	Net sales	0.1	Net sales	0.1
		Cost of sales	(0.2)	Cost of sales	(1.1)
	$1.1		$(0.5)		$(1.0)

Perrigo Company plc - Item 1
Note 8

	Six Months Ended
	June 29, 2019
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(1.0)	Interest expense, net	$—
Foreign currency forward contracts	—	Net sales	0.3	Net sales	—
		Cost of sales	(1.4)	Cost of sales	(2.2)
	$—		$(2.1)		$(2.2)

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Six Months Ended
Non-Designated Derivatives	Income Statement Location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign currency forward contracts	Other (income) expense, net	$(17.1)	$(4.3)	$(6.0)	$(13.1)
	Interest expense, net	2.2	1.4	3.8	1.8
		$(14.9)	$(2.9)	$(2.2)	$(11.3)

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Three Months Ended
	June 27, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,219.1	$784.4	$33.4	$14.3

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.4	$(0.2)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.3	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

Perrigo Company plc - Item 1
Note 8

	Six Months Ended
	June 27, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,560.1	$1,642.2	$63.6	$16.7

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$(0.8)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.7	$—	$—
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.9)	$—

	Three Months Ended
	June 29, 2019
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,149.0	$718.2	$31.2	$2.3

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.1	$(0.2)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$(1.1)	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

Perrigo Company plc - Item 1
Note 8

	Six Months Ended
	June 29, 2019
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,323.5	$1,443.9	$59.8	$5.5

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.3	$(1.4)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$(2.2)	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.0)	$—

NOTE 9 – LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	June 27, 2020	December 31, 2019
Operating	Operating lease assets	$136.7	$129.9
Finance	Other non-current assets	27.7	27.6
Total		$164.4	$157.5

Liabilities	Balance Sheet Location	June 27, 2020	December 31, 2019
Current
Operating	Other accrued liabilities	$32.0	$32.0
Finance	Current indebtedness	5.8	3.4
Non-Current
Operating	Other non-current liabilities	109.5	101.7
Finance	Long-term debt, less current portion	19.0	21.1
Total		$166.3	$158.2

The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets				Liabilities
	Operating		Financing		Operating		Financing
	June 27, 2020	December 31, 2019	June 27, 2020	December 31, 2019	June 27, 2020	December 31, 2019	June 27, 2020	December 31, 2019
CSCA	$22.0	$22.4	$16.2	$16.8	$22.2	$22.8	$16.3	$16.6
CSCI	34.7	41.6	5.6	5.8	35.4	42.4	2.5	2.9
RX	32.6	35.1	0.7	0.8	34.0	36.3	0.7	0.8
Unallocated	47.4	30.8	5.2	4.2	49.9	32.2	5.3	4.2
Total	$136.7	$129.9	$27.7	$27.6	$141.5	$133.7	$24.8	$24.5

Perrigo Company plc - Item 1
Note 9

Lease expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating leases(1)	$11.2	$11.2	$23.7	$23.2

Finance leases
Amortization	$1.1	$0.7	$2.2	$1.3
Interest	0.2	0.1	0.4	0.2
Total finance leases	$1.3	$0.8	$2.6	$1.5

(1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of June 27, 2020 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2020	$19.3	$2.4	$21.7
2021	31.0	6.1	37.1
2022	23.9	3.4	27.3
2023	18.2	1.9	20.1
2024	15.8	1.4	17.2
After 2024	52.2	14.3	66.5
Total lease payments	160.4	29.5	189.9
Less: Interest	18.9	4.7	23.6
Present value of lease liabilities	$141.5	$24.8	$166.3

Our weighted average lease terms and discount rates are as follows:

	June 27, 2020	June 29, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.66	6.59
Finance leases	9.68	9.43
Weighted-average discount rate
Operating leases	3.87%	4.19%
Finance leases	3.38%	4.35%

Our lease cash flow classifications are as follows (in millions):

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$20.4	$23.0
Operating cash flows for finance leases	$0.4	$0.2
Financing cash flows for finance leases	$2.0	$1.4

Leased assets obtained in exchange for new finance lease liabilities	$2.3	$7.8
Leased assets obtained in exchange for new operating lease liabilities	$23.1	$12.8

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		June 27, 2020	December 31, 2019
Term loan
2019 Term loan due August 15, 2022		$600.0	$600.0

Notes and Bonds
Coupon	Due
3.500%	March 15, 2021	280.4	280.4
3.500%	December 15, 2021	309.6	309.6
5.105%	July 28, 2023(1)	151.5	151.4
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
3.150%	June 15, 2030	750.0	—
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		3,501.5	2,751.4
Other financing		60.7	24.6
Unamortized premium (discount), net		(0.3)	7.3
Deferred financing fees		(19.4)	(14.1)
Total borrowings outstanding		4,142.5	3,369.2
Current indebtedness		(606.5)	(3.4)
Total long-term debt less current portion		$3,536.0	$3,365.8

(1) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of June 27, 2020.

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of June 27, 2020 or December 31, 2019.

Term Loans

On March 8, 2018, we refinanced the €350.0 million outstanding under the previous term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing on March 8, 2020 (the "2018 Term Loan"). During the three and six months ended June 29, 2019, respectively, we made $12.4 million and $24.7 million in scheduled principal repayments on the 2018 Term Loan. On August 15, 2019, we refinanced the €284.4 million ($317.1 million) outstanding under the 2018 Term Loan with the proceeds of a new $600.0 million term loan, maturing on August 15, 2022.

Notes and Bonds

2020 Notes

On June 19, 2020, Perrigo Finance Unlimited Company, a public unlimited company incorporated under the laws of Ireland ("Perrigo Finance") and an indirect wholly-owned finance subsidiary of Perrigo whose primary purpose is to finance the business and operations of Perrigo and its affiliates, issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the “2020 Notes") and received net proceeds of $737.1 million

Perrigo Company plc - Item 1
Note 10

after fees and market discount. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2020 Notes will mature on June 15, 2030. The 2020 Notes are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and no other subsidiary of Perrigo guarantees the 2020 Notes. There are no restrictions under the 2020 Notes on Perrigo's ability to obtain funds from its subsidiaries. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture. On July 6, 2020, the proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021. The balance will be used for general corporate purposes which may include the repayment or redemption of additional indebtedness.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". The balance outstanding under the facilities was $1.5 million as of June 27, 2020. There were no borrowings outstanding under the facilities as of December 31, 2019.

We incurred debt of $35.0 million related to our equity method investment in Kazmira pursuant to two Promissory Notes, with $4.0 million to be settled in November 2020, $6.0 million to be settled in May 2021, and the remaining balance of $25.0 million to be settled in November 2021 (refer to Note 7).

We have financing leases that are reported in the above table under "Other financing" (refer to Note 9).

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net income	$60.6	$9.0	$167.0	$72.9

Denominator:
Weighted average shares outstanding for basic EPS	136.4	136.0	136.3	136.0
Dilutive effect of share-based awards	1.1	0.5	1.0	0.3
Weighted average shares outstanding for diluted EPS	137.5	136.5	137.3	136.3

Anti-dilutive share-based awards excluded from computation of diluted EPS	1.5	1.7	1.5	1.8

Shareholders' Equity

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three and six months ended June 27, 2020 and June 29, 2019.

Perrigo Company plc - Item 1
Note 12

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2019	$12.7	$132.9	$(6.2)	$139.4
OCI before reclassifications	(8.3)	(51.9)	(3.1)	(63.3)
Amounts reclassified from AOCI	(1.8)	46.4	—	44.6
Other comprehensive income (loss)	$(10.1)	$(5.5)	$(3.1)	$(18.7)
Balance at June 27, 2020	$2.6	$127.4	$(9.3)	$120.7

NOTE 13 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
15.6%	66.6%	10.5%	32.5%

The effective tax rate for the three and six months ended June 27, 2020 decreased compared to the prior period primarily due to additional interest and depreciation deductions provided for in the U.S. Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the exclusion of a one-time impairment to definite lived intangibles recorded in 2019.

We recorded a valuation allowance against all U.S. deferred tax assets as of December 31, 2016. We have continued to maintain a full valuation allowance against all U.S. deferred tax assets since and intend to continue maintaining this valuation allowance until there is sufficient evidence to support the reversal of all or some portion of these allowances. Given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available that all or a portion of the valuation allowance against the U.S. deferred tax assets will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period of the release. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we actually achieve.

IRS Audit of Fiscal Years Ended June 29, 2013, June 28, 2014, and June 27, 2015

In connection with its audits of Perrigo Company, a Michigan corporation and wholly-owned indirect subsidiary of Perrigo Company plc, for the fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015 the IRS issued a draft Notice of Proposed Adjustment ("NOPA") on August 22, 2019, reducing Perrigo Company’s deductible interest expense for fiscal tax years 2014-2015 on $7.5 billion in debts owed by it to Perrigo Company plc. A final NOPA was issued in early May 2020 without change. The debts were incurred in connection with the Elan merger transaction in 2013. The final NOPA caps the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum), on the stated ground that the loans were not negotiated on an arms’-length basis. The final NOPA proposes a reduction in gross interest expense of approximately $480.0 million for fiscal years 2014 and 2015. If the IRS were to prevail in its proposed adjustment, the Company estimates an increase in tax expense of approximately $170.0 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the period from June 28, 2015 through December 31, 2018 with potential section 163(j) carryover impacts beyond December 2018. If those further adjustments were sustained, based on preliminary calculations and subject to further analysis, the Company's current best estimate is that the additional tax expense will not exceed $200.0 million, excluding interest and penalties. No further adjustments beyond this period are expected. The Company strongly disagrees with the IRS position, as reflected in its detailed written response to the

Perrigo Company plc - Item 1
Note 13

draft NOPA on September 20, 2019. At this stage, we are unable to estimate the liability, if any, associated with this matter.

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

IRS Audit of Fiscal Years Ended December 31, 2011, December 31, 2012, and December 31, 2013

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. Accordingly, on April 14, 2020, we filed a request for Competent Authority Assistance with the IRS and we are waiting for notification of its acceptance. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation.

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

Perrigo Company plc - Item 1
Note 13

Assessment (“NoA”) on November 29, 2018 which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties.

We strongly disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We filed an appeal of the NoA on December 27, 2018 and will pursue all available administrative and judicial avenues as may be necessary or appropriate. In connection with that, Elan Pharma was granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue. The judicial review filing is based on our belief that Elan Pharma's legitimate expectations as a taxpayer have been breached, not on the merits of the NoA itself. The High Court held a hearing in June 2020 regarding the judicial review proceedings and we are now awaiting the Court's judgment. If the judgment is favorable, the NoA will be invalidated and Irish Revenue will not be able to re-issue the NoA. The proceedings before the Tax Appeals Commission have been stayed until a decision on the judicial review application has been made. If the judicial review proceedings are ultimately unsuccessful in establishing that Irish Revenue's issuance of the NoA breached our legitimate expectations, Elan Pharma will reactivate its appeal to challenge the merits of the NoA before the Tax Appeals Commission.

Israel Tax Authority Audit of Fiscal Year Ended June 27, 2015 and Calendar Years Ended December 31, 2015 through December 31, 2017

The Israel Tax Authority is auditing our fiscal year ended June 27, 2015, and calendar years ended December 31, 2015, December 31, 2016 and December 31, 2017.

Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit and any related litigation could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments, which could be material.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of June 27, 2020. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 14 – CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of June 27, 2020, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits

Perrigo is a defendant in several cases in the generic pricing multidistrict litigation MDL No. 2724 (United States District Court for Eastern District of Pennsylvania). This multidistrict litigation, which has many cases that do not include Perrigo, includes class action and opt-out cases for federal and state antitrust claims, as well as complaints filed by various of the States alleging violations of state antitrust laws.

Perrigo Company plc - Item 1
Note 14

On July 14, 2020, the court issued an order designating the following cases to proceed on a more expedited basis than the other cases in MDL No. 2724: (a) the States’ May 2019 case alleging an overarching conspiracy involving more than 120 products (which does not name Perrigo a defendant) and (b) class actions alleging “single drug” conspiracies involving Clomipramine, Pravastatin, and Clobetasol. Perrigo is a defendant in the Clobetasol cases but not the others.

Class Action Complaints

(a) Single Drug Conspiracy Class Actions

We have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class actions alleging single-product conspiracies to fix or raise the prices of certain drugs and/or allocate customers for those products starting, in some instances, as early as June 2013. The class actions were filed on behalf of putative classes of (a) direct purchasers, (b) end payors, and (c) indirect resellers. The products in question are Clobetasol gel, Desonide, and Econazole. The court denied motions to dismiss each of the complaints alleging “single drug” conspiracies involving Perrigo, and the cases are proceeding in discovery. As noted above, the Clobetasol cases have been designated to proceed on a more expedited schedule than the other cases. That schedule has not yet been set.

(b) “Overarching Conspiracy” Class Actions

The same three putative classes, including (a) direct purchasers, (b) end payors, and (c) indirect resellers, have filed two sets of class action complaints alleging that Perrigo and other manufacturers (and some individuals) entered into an “overarching conspiracy” that involved allocating customers, rigging bids and raising, maintaining, and fixing prices for various products. Each class brings claims for violations of Sections 1 and 3 of the Sherman Antitrust Act as well as several state antitrust and consumer protection statutes.

Filed in June 2018, and later amended in December 2018 (with respect to direct purchasers) and April 2019 (with respect to end payors and indirect resellers), the first set of “overarching conspiracy” class actions include allegations against Perrigo and approximately 27 other manufacturers involving 135 drugs with allegations dating back to March 2011. The allegations against Perrigo concern only two formulations (cream and ointment) of one of the products at issue, Nystatin. The court denied motions to dismiss the first set of “overarching conspiracy” class actions, and they are proceeding in discovery. None of these cases are included in the group of cases on a more expedited schedule pursuant to the court’s July 14, 2020 order.

In December 2019, both the end payor and indirect reseller class plaintiffs filed a second set of "overarching conspiracy” class actions against Perrigo, dozens of other manufacturers of generic prescription pharmaceuticals, and certain individuals dating back to July 2009 (end payors) or January 2010 (indirect resellers). The Direct Purchaser plaintiffs filed their second round overarching conspiracy complaint in February 2020 with claims dating back to July 2009. This second set of overarching complaints allege conspiracies relating to the sale of various products that are not at issue in the earlier-filed overarching conspiracy class actions, the majority of which Perrigo neither makes nor sells. The indirect reseller complaint alleges that Perrigo conspired in connection with its sales of Imiquimod cream, Desonide cream and ointment, and Hydrocortisone Valerate cream. The end payor and direct purchaser complaints allege that Perrigo conspired in connection with its sale of the following drugs: Betamethasone Dipropionate, Bromocriptine Mesylate, Ciclopirox, Clindamycin Phosphate, Fenofibrate, Halobetasol Proprionate, Hydrocortisone Valerate, Permethrin, and Triamcinolone Acetonide. Perrigo has not yet responded to the complaints, and responses are currently stayed.

On March 11, 2020, the indirect reseller plaintiffs filed a motion to amend their second round December 2019 complaint. The proposed amended complaint adds additional products and allegations to the original complaint. Perrigo is discussed in connection with allegations concerning one additional drug, Betamethasone Dipropionate lotion. Responses to this complaint are currently stayed pending court order.

Opt-Out Complaints

On January 22, 2018, Perrigo was named a co-defendant along with 35 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of 31 generic prescription

Perrigo Company plc - Item 1
Note 14

pharmaceutical products starting in 2013. On December 21, 2018, an amended complaint was filed that adds additional products and allegations against a total of 39 manufacturers for 33 products. The only allegations specific to Perrigo relate to Clobetasol, Desonide, Econazole, Nystatin cream, and Nystatin ointment. Perrigo moved to dismiss this complaint on February 21, 2019. The motion was denied on August 15, 2019. The case is proceeding in discovery. On February 3, 2020, the plaintiffs requested leave to file a second amended complaint. The proposed amended complaint adds dozens of additional products and allegations to the original complaint. Perrigo is discussed in connection with allegations concerning an additional drug, Fenofibrate. Defendants opposed the motion for leave to file a second amended complaint and the court has yet to rule on the issue.

On August 3, 2018, a large managed care organization filed a complaint against Perrigo alleging price-fixing and customer allocation concerning 17 different products among 27 manufacturers including Perrigo. The only allegations specific to Perrigo concern Clobetasol. Perrigo moved to dismiss this complaint on February 21, 2019. Plaintiff filed a second amended complaint in April 2019 that adds additional products and allegations. The amended allegations that concern Perrigo include: Clobetasol, Desonide, Econazole, and Nystatin. The motion to dismiss was denied on August 15, 2019. The case is proceeding in discovery.

On January 16, 2019, a similar suit was brought by a health insurance carrier in the U.S. District Court for the District of Minnesota alleging a conspiracy to fix prices of 30 products among 30 defendants. The only allegations specific to Perrigo concern Clobetasol gel, Desonide, Econazole, Nystatin cream, and Nystatin ointment. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On July 18, 2019, 87 health plans filed a Praecipe to Issue Writ of Summons in Pennsylvania state court to commence an action against 53 generic pharmaceutical manufacturers and 17 individuals, alleging antitrust violations concerning generic pharmaceutical drugs. While Perrigo was named as a defendant, no complaint has been filed and the precise allegations and products at issue have not been identified. Proceedings in the case, including the filing of a complaint, have been stayed at the request of the plaintiffs.

On December 11, 2019, a health care service company filed a complaint against Perrigo and 38 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other multi-district litigation ("MDL") complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin cream/ointment. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On December 16, 2019, a Medicare Advantage claims recovery company filed a complaint against Perrigo and 39 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, and Econazole. The complaint was originally filed in the District of Connecticut but will be consolidated into the MDL. Perrigo has not yet had the opportunity to respond to the complaint, and responses are currently stayed.

On December 23, 2019, several counties in New York filed an amended complaint against Perrigo and 28 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was originally filed in New York State court but was removed to federal court and will likely be consolidated into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On December 27, 2019, a healthcare management organization filed a complaint against Perrigo and 25 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was filed originally in the Northern District of California but will be consolidated into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

Perrigo Company plc - Item 1
Note 14

On March 1, 2020, Harris County of Texas filed a complaint against Perrigo New York, Inc. and 29 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The products at issue that plaintiffs claim Perrigo manufacturers or sells include: Adapalene, Betamethasone Dipropionate, Ciclopirox, Clindamycin, Clobetasol, Desonide, Econazole, Ethinyl Estradiol/Levonorgestrel, Fenofibrate, Fluocinolone, Fluocinonide, Gentamicin, Glimepiride, Griseofulvin, Halobetasol Propionate, Hydrocortisone Valerate, Ketoconazole, Mupirocin, Nystatin, Olopatadine, Permethrin, Prednisone, Promethazine, Scopolamine, and Triamcinolone Acetonide. The complaint was originally filed in the Southern District of Texas but has been transferred to the MDL. Harris County amended its complaint in May 2020. Perrigo has not yet responded to the complaint, and responses are currently stayed.

In May 2020, seven health plans filed a writ of summons in the Pennsylvania Court of Common Pleas in Philadelphia concerning an as-yet unfiled complaint against Perrigo, three dozen other manufacturers, and seventeen individuals, concerning alleged antitrust violations in connection with the pricing and sale of generic prescription pharmaceutical products. No complaint has yet been filed, so the precise allegations and products at issue are not yet clear. In addition, Defendants are in the process of being served, and proceedings in the case will likely be stayed.

On June 9, 2020, a health insurance carrier filed a complaint against Perrigo New York, Inc. and 25 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was filed in the Eastern District of Pennsylvania and will be transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, and 35 other generic pharmaceutical manufacturers, and certain individuals (including one former and one current Perrigo employee), alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of eighty products. The allegations against Perrigo focus on the following drugs: Adapalene Cream, Ammonium Lactate cream and lotion, Betamethasone dipropionate lotion, Bromocriptine tablets, Calcipotriene Betamethasone Dipropionate (Cal Beta Dip) Ointment, Ciclopirox cream and solution, Clindamycin solution, Desonide cream and ointment, Econazole cream, Erythromycin Base Alcohol solution, Fluticasone cream and lotion, Halobetasol cream and ointment, Hydrocortisone Acetate suppositories, Hydrocortisone Valerate cream, Imiquimod cream, Methazolamide tablets, Nystatin ointment, Prochlorperazine suppositories, Promethazine HCL suppositories, Tacrolimus ointment, and Triamcinolone cream and ointment. The Complaint was filed in the District of Connecticut, but is being transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

Canadian Class Action Complaint

In June 2020, an end payor filed a class action in Ontario, Canada against Perrigo and 29 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. Perrigo has not yet responded to the complaint.

At this stage, we cannot reasonably estimate the outcome of the liability if any, associated with the claims listed above.

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

Perrigo Company plc - Item 1
Note 14

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders: (i) shareholders who purchased shares during the period from April 21, 2015 through May 3, 2017 on the U.S. exchanges; (ii) shareholders who purchased shares during the same period on the Tel Aviv exchange; and (iii) shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation has begun. We intend to defend the lawsuit vigorously.

On November 14, 2019, the court granted the lead plaintiffs’ motion and certified three classes for the case: (i) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on a U.S. exchange and were damaged thereby; (ii) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on the Tel Aviv exchange and were damaged thereby; and (iii) all those who owned shares as of November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (whether or not a person tendered shares in response to the Mylan tender offer) (the "tender offer class"). Defendants filed a petition for leave to appeal in the Third Circuit challenging the certification of the tender offer class. On April 30, 2020, the Third Circuit denied leave to appeal. The District Court has approved the issuance of a notice of the pendency of the class action.

Unless otherwise noted, each of the lawsuits discussed in the following sections is pending in the U.S. District Court for the District of New Jersey and has been assigned to the same judges hearing the Roofers’ Pension Fund case. The allegations in the complaints relate to events during certain portions of the 2015 through 2017 calendar years, including the period of the Mylan tender offer. All but one of these lawsuits allege violations of

Perrigo Company plc - Item 1
Note 14

federal securities laws, but none are class actions. One lawsuit (Highfields) alleges only state law claims. We intend to defend all these lawsuits vigorously.

Carmignac, First Manhattan and Similar Cases. The following seven cases were filed by the same law firm and generally make the same factual assertions but, at times, differ as to which securities laws violations they allege:

Case	Date Filed
Carmignac Gestion, S.A. v. Perrigo Company plc, et al.	11/1/2017
First Manhattan Co. v. Perrigo Company plc, et al.	2/16/2018; amended 4/20/2018
Nationwide Mutual Funds, et al. v. Perrigo Company plc, et al.	10/29/2018
Schwab Capital Trust, et al. v. Perrigo Company plc, et al.	1/31/2019
Aberdeen Canada Funds -- Global Equity Fund, et al. v. Perrigo Company plc, et al.	2/22/2019
Principal Funds, Inc., et al. v. Perrigo Company plc, et al.	3/5/2020
Kuwait Investment Authority, et al. v. Perrigo Company plc, et al.	3/31/2020

The original complaints in the Carmignac case and the First Manhattan case named Perrigo, Mr. Papa, Ms. Brown, and Mr. Coucke as defendants. Mr. Coucke was dismissed as a defendant after the plaintiffs agreed to apply the July 2018 ruling in the Roofers' Pension Fund case to these two cases. The complaints in each of the other cases name only Perrigo, Mr. Papa, and Ms. Brown as defendants.

Each complaint asserts claims under Sections 10(b) (and Rule 10b-5 thereunder) and all cases except Aberdeen assert claims under Section 14(e) of the Securities Exchange Act against all defendants, as well as control person liability under Section 20(a) of the Securities Exchange Act against the individual defendants. The control person claims against the individual defendants are limited to the period from April 2015 through April 2016 in the Carmignac case. The complaints in the Carmignac and First Manhattan cases also assert claims under Section 18 of the Exchange Act.

Each complaint alleges inadequate disclosures concerning the valuation and integration of Omega, the financial guidance we provided, our reporting about the generic prescription pharmaceutical business and its prospects, and the activities surrounding the efforts to defeat the Mylan tender offer during 2015, and, in each of the cases other than Carmignac, alleged price fixing activities with respect to six generic prescription pharmaceuticals. The First Manhattan complaint also alleges improper accounting for the Tysabri® asset. With the exception of Carmignac, each of these cases relates to events during the period from April 2015 through May 2017. Many of the allegations in these cases overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case, though the Nationwide Mutual, Schwab Capital, Aberdeen, Principal Funds and Kuwait complaints do not include the factual allegations that the court dismissed in the July 2018 ruling in the Roofers' Pension Fund case.

After the court issued its July 2018 opinion in the Roofers’ Pension Fund case, the parties in Carmignac and First Manhattan conferred and agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in their cases. The later filed cases adopted a similar posture. The defendants in the Carmignac and other cases listed above filed motions to dismiss addressing the additional allegations in such cases. On July 31, 2019, the court granted such motions to dismiss in part and denied them in part. That ruling applies to each of the above cases. The defendants have filed (or with respect to the most recent cases intend to file) answers in each case denying liability. Each case other than Kuwait Investment Authority is currently in the discovery phase, and the plaintiffs in the latter case are expected to participate in discovery activities with the other plaintiffs.

Perrigo Company plc - Item 1
Note 14

Mason Capital, Pentwater and Similar Cases. The following eight cases were filed by the same law firm and generally make the same factual allegations:

Case	Date Filed
Mason Capital L.P., et al. v. Perrigo Company plc, et al.	1/26/2018
Pentwater Equity Opportunities Master Fund Ltd., et al. v. Perrigo Company plc, et al.	1/26/2018
WCM Alternatives: Event-Drive Fund, et al. v. Perrigo Co., plc, et al.	11/15/2018
Hudson Bay Master Fund Ltd., et al. v. Perrigo Co., plc, et al.	11/15/2018
Discovery Global Citizens Master Fund, Ltd., et al. v. Perrigo Co. plc, et al.	12/18/2019
York Capital Management, L.P., et al. v. Perrigo Co. plc, et al.	12/20/2019
Burlington Loan Management DAC v. Perrigo Co. plc, et al.	2/12/2020
Universities Superannuation Scheme Limited v. Perrigo Co. plc, et al.	3/2/2020

The complaints in the Mason Capital case and the Pentwater case originally named Perrigo and 11 current or former directors and officers of Perrigo as defendants. In the July 2018 Roofers’ Pension Fund ruling, the court dismissed without prejudice each of the defendants other than Perrigo, Mr. Papa and Ms. Brown from that case; these plaintiffs later agreed that this ruling would apply to their cases as well. The complaints in each of the other cases in the above table name only Perrigo, Mr. Papa, and Ms. Brown as defendants.

Each complaint asserts claims under Section 14(e) of the Securities Exchange Act against all defendants, as well as control person liability under Section 20(a) of the Securities Exchange Act against the individual defendants. The complaints in the WCM case and the Universities Superannuation Scheme case also assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.

Each complaint alleges inadequate disclosure during the tender offer period in 2015 and at various times concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset. The WCM complaint also makes these allegations for the period through May 2017 and the Universities Superannuation Scheme complaint also concerns certain times during 2016. Many of the factual allegations in these cases overlap with the allegations of the June 2017 amended complaint in the Roofers’ Pension Fund case, and the Mason Capital and Pentwater cases include factual allegations similar to those in the Carmignac case described above.

After the court issued its July 2018 opinion in the Roofers’ Pension Fund case, the parties in each of the above cases conferred and agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in their cases. The defendants in each of these cases have filed answers denying liability, and each of the cases is currently in the discovery phase.

Harel Insurance and TIAA-CREF Cases. The following two cases were filed by the same law firm and generally make the same factual allegations relating to the period from February 2014 through May 2017 (in the Harel case) and from August 2014 through May 2017 (in the TIAA-CREF case):

Case	Date Filed
Harel Insurance Company, Ltd., et al. v. Perrigo Company plc, et al.	2/13/2018
TIAA-CREF Investment Management, LLC., et al. v. Perrigo Company plc, et al.	4/20/2018

The complaints in the Harel and TIAA-CREF cases originally named Perrigo and 13 current or former directors and officers of Perrigo as defendants (adding two more individual defendants not sued in the other cases described in this section). In the July 2018 Roofers’ Pension Fund ruling, the court dismissed without prejudice 8 of the 11 defendants other than Perrigo, Mr. Papa and Ms. Brown from that case. These plaintiffs later agreed that that ruling would apply to these cases as well and also dismissed their claims against the two additional individuals that only these plaintiffs had named as defendants.

Each complaint asserts claims under Sections 10(b) and 14(e) of the Securities Exchange Act and Rule 10b-5 thereunder against all defendants, as well as control person liability under Section 20(a) of the Securities

Perrigo Company plc - Item 1
Note 14

Exchange Act against the individual defendants. The complaint in the Harel case also asserts claims based on Israeli securities laws.

Each of the complaints alleges inadequate disclosure around the tender offer events in 2015 and at various times during the relevant periods concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® asset from February 2014 until the withdrawal of past financial statements in April 2017.

After the court issued its July 2018 opinion in the Roofers’ Pension Fund case, the parties in the Harel and TIAA-CREF cases conferred and agreed that such ruling would apply equally to the common allegations in their cases. The defendants in each of these cases have filed answers denying liability, and each of the cases is currently in the discovery phase.

Other Cases Related to Events in 2015-2017. Certain allegations in the following three cases also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case and with allegations in one or more of the other individual cases described in the sections above:

Case	Date Filed
Sculptor Master Fund (f/k/a OZ Master Fund, Ltd.), et al. v. Perrigo Company plc, et al.	2/6/2019
Highfields Capital I LP, et al. v. Perrigo Company plc, et al.	6/4/2020
BlackRock Global Allocation Fund, Inc., et al. v. Perrigo Co. plc, et al.	4/21/2020

Each of the above complaints names Perrigo, Mr. Papa, and Ms. Brown as defendants.

The Sculptor Master Fund (formerly OZ) complaint asserts claims under Sections 10(b) and 14(e) of the Securities Exchange Act and Rule 10b-5 thereunder against all defendants, as well as control person liability under Section 20(a) of the Securities Exchange Act against the individual defendants. The parties have agreed that the court's rulings in July 2018 in the Roofers' Pension Fund case and in July 2019 in the Carmignac and related cases will apply to this case as well. The defendants have filed answers denying liability. The plaintiffs are participating in the discovery proceedings in the Roofers' Pension Fund case and the various individual cases described above.

The BlackRock Global complaint also asserts claims under Securities Exchange Act section 10(b) (and SEC Rule 10b-5) and section 14(e) against all defendants and section 20(a) control person claims against the individual defendants largely based on the same events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, alleged lower performance in the generic prescription drug business during 2015 and alleged improper accounting for the Tysabri® asset. The parties have begun discussions about the schedule for how this case should proceed.

The Highfields federal case complaint asserted claims under Sections 14(e) and 18 of the Securities Exchange Act against all defendants, as well as control person liability under Section 20(a) of the Securities Exchange Act against the individual defendants. As originally filed in the U.S. District Court for the District of Massachusetts, the Highfields complaint also alleged claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. The factual allegations generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs. In March 2020, the District of Massachusetts court granted defendants’ motion and transferred the case to the U.S. District Court for the District of New Jersey so that the activities in the case could proceed in tandem with the other cases in the District of New Jersey described above. After the transfer, in June 2020, the Highfields plaintiffs voluntarily dismissed their federal lawsuit. The same Highfields plaintiffs the same day then filed a new lawsuit in Massachusetts State Court asserting the same factual allegations as in their federal lawsuit and alleging only Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic

Perrigo Company plc - Item 1
Note 14

advantage, common law fraud, negligent misrepresentation, and unjust enrichment. Defendants have until September 2020 to move to dismiss the claims or to answer.

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

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv exchange during the period from April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the Mylan tender offer (November 13, 2015). The amended complaint names as defendants the Company, Ernst & Young LLP (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under U.S. securities laws of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under Israeli securities laws. In general, the allegations concern the actions taken by us and our former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure concerning purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = 0.28 cents). After the other two cases filed in Israel were voluntarily dismissed, the plaintiff in this case agreed to stay this case pending the outcome of the Roofers’ Pension Fund case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purported to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleged violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contended that the Company, in its Form 10‑Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff did not provide an estimate of class damages. The Court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which named the same defendants, asserted the same class period, and invoked the same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period (March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contends that Perrigo’s disclosures about the Irish tax audit were inadequate beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeats many of the allegations of the April 2019 amended complaint. The second amended complaint alleges violations of Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss, and the motion was fully briefed. On January 23, 2020, the court granted the motion to dismiss in part and denied it in part, dismissing Mr. Roehrhoff as a defendant and dismissing allegations of inadequate disclosures related to the audit by Irish Revenue during the period March 2018 through October 30, 2018. The court permitted the plaintiffs to pursue their claims against us, Mr. Kessler, and Mr. Winowiecki related to disclosures after Perrigo received the October 30, 2018 audit findings letter and later events through December 20, 2018. The Defendants filed answers on February 13, 2020 denying

Perrigo Company plc - Item 1
Note 14

liability, and the Court held a scheduling conference on February 28, 2020, and issued a scheduling order on March 3, 2020. Discovery on the remaining issues is underway. Plaintiffs have filed a motion for class certification. We intend to defend the lawsuit vigorously.

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

On October 2, 2019, the shareholder filed a derivative action in the U.S. District Court for the District of New Jersey styled Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford, et al. The case was assigned to the same judges who are handling the Roofers' Pension Fund securities class action and related opt out cases described above. In addition to the Company, the lawsuit names as defendants current Board members Alford, Classon, Karaboutis, Kindler, O’Connor, Parker, and Samuels, current CEO Kessler, former Board members Smith, Brlas, Cohen, Fouse, Hoffing, Jandernoa, Kunkle, and Morris, former CEO Hendrickson, former CEO Papa, former CFO Brown, former CFO Winowiecki, and former Executive Vice Presidents Boothe and Coucke. The lawsuit seeks to authorize the shareholder to pursue claims on behalf of the Company against all the individual defendants for breach of their fiduciary duties and for unjust enrichment, and against the current director defendants, former director Mr. Smith, and current CEO Mr. Kessler for violations of Securities Exchange Act §§ 14(a) (proxy statement disclosures) and 29(b) (disgorgement as a result of alleged violations of § 14(a)). The complaint alleges that the following events indicate that the individuals in their respective capacities failed to exercise appropriate control over the management of the Company and made inadequate public disclosures

Perrigo Company plc - Item 1
Note 14

concerning the integration of Omega after acquisition; the Company’s past and prospective organic growth; the defense against the Mylan 2015 tender offer; the alleged collusive pricing activities regarding generic prescription products; the accounting by the Company for the Tysabri® royalty stream; the 2018 Irish tax audit including potential liabilities for Irish taxes; and the April 2019 assertion of tax liabilities by the U.S. Internal Revenue Service (many of these factual events also underlie the multiple securities cases discussed earlier in this Note 14). All defendants have filed motions to dismiss asserting various reasons to dismiss. Plaintiff filed his opposition in March 2020. Defendants’ filed replies in support of dismissal in June 2020. The motions are fully briefed and pending. We intend to defend the lawsuit vigorously.

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Missouri and Illinois and in the Southern District of Mississippi alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. The Company has been named in 32 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has not manufactured or sold the types of talcum powder products described in such lawsuits since 1999. The Company has several defenses and intends to aggressively defend these lawsuits.

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

In February 2020, the resulting actions involving Zantac and other ranitidine products were transferred for coordinated pretrial proceedings to a Multi-District Litigation (In re Zantac/Ranitidine Products Liability Litigation MDL No. 2924) in the U.S. District Court for the Southern District of Florida. This MDL now includes three master complaints. The Company is named in two of those: the Master Personal Injury Complaint and the Consolidated Consumer Class Action Complaint.

As of July 15, 2020, the Company has been named in twenty-one of the MDL’s consolidated personal injury lawsuits in various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws. The Company has also been named in a Complaint brought by the New Mexico Attorney General based on the following theories: violation of a New Mexico public nuisance statute, NMSA 30-8-1 to -14; common law nuisance; and negligence and gross negligence. The Company is named in this lawsuit with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these and other consolidated cases. We intend to defend all of these lawsuits vigorously.

Perrigo Company plc - Item 1
Note 15

NOTE 15 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning balance	$16.0	$20.5	$19.6	$24.0
Additional charges	1.1	12.2	1.1	18.1
Payments	(7.3)	(9.0)	(10.8)	(18.0)
Non-cash adjustments	—	0.3	(0.1)	(0.1)
Ending balance	$9.8	$24.0	$9.8	$24.0

The charges incurred during the three and six months ended June 27, 2020 were primarily associated with actions taken to streamline the organization.

The charges incurred during the three and six months ended June 29, 2019 were primarily associated with the reorganization of our executive management team and other actions taken to streamline the organization. Of the amount recorded during the six months ended June 29, 2019, $9.8 million related primarily to the sales force reorganization in France within the CSCI segment.

There were no other material restructuring programs that significantly impacted any other reportable segments for the three and six months ended June 27, 2020 or June 29, 2019. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $9.8 million liability for employee severance benefits is expected to be paid within the next year.

NOTE 16 – SEGMENT INFORMATION

Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	June 27, 2020	December 31, 2019
CSCA	$4,981.5	$3,990.2
CSCI	4,675.9	4,682.7
RX	2,470.9	2,628.5
Total	$12,128.3	$11,301.4

	Three Months Ended
	June 27, 2020			June 29, 2019
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$627.6	$106.3	$12.6	$582.1	$107.8	$9.3
CSCI	321.1	10.5	38.4	327.5	(2.9)	43.0
RX	270.4	47.8	21.2	239.4	14.7	21.3
Unallocated	—	(47.2)	—	—	(64.6)	—
Total	$1,219.1	$117.4	$72.2	$1,149.0	$55.0	$73.6

Perrigo Company plc - Item 1
Note 16

	Six Months Ended
	June 27, 2020			June 29, 2019
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$1,328.2	$230.8	$26.2	$1,163.9	$202.0	$19.3
CSCI	703.8	35.6	76.7	678.3	5.1	87.1
RX	528.1	99.4	42.5	481.3	75.3	42.6
Unallocated	—	(102.7)	—	—	(125.1)	—
Total	$2,560.1	$263.1	$145.4	$2,323.5	$157.3	$149.0

NOTE 17 – SUBSEQUENT EVENTS

Redemption of Senior Notes

On July 6, 2020, the proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021. In connection with the redemption we incurred early redemption costs of $19.0 million which will be included in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations in the third quarter of 2020.

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

•
Consumer Self-Care International ("CSCI") comprises our branded consumer self-care business primarily in Europe, our consumer self-care businesses in the United Kingdom and Australia, and our divested liquid licensed products business in the United Kingdom.

•	Prescription Pharmaceuticals ("RX") comprises our prescription pharmaceuticals business in the U.S., predominantly generics, and our pharmaceuticals and diagnostic businesses in Israel.

Perrigo Company plc - Item 2
Executive Overview

Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Item 1. Note 2 and Note 16. For results by segment, see "Segment Results" below.

Highlights

•	Effective July 29, 2020, our board of directors appointed Katherine C. Doyle to serve as a director of the Company and a member of its Audit Committee.

•
On June 19, 2020, Perrigo Finance Unlimited Company (“Perrigo Finance”) issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the “2020 Notes") and received net proceeds of $737.1 million after fees and market discount. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2020 Notes will mature on June 15, 2030. The 2020 Notes are governed by the 2020 Indenture. The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and, no other subsidiary of Perrigo guarantees the 2020 Notes. There are no restrictions under the 2020 Notes on Perrigo's ability to obtain funds from its subsidiaries. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture. On July 6, 2020, the net proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021. The balance will be used for general corporate purposes which may include the repayment or redemption of additional indebtedness. In connection with the redemption, we incurred early redemption costs of $19.0 million, which will be included in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations in the third quarter of 2020.

•
We previously announced a plan to separate our RX business, which, if completed, would enable us to focus solely on our consumer-focused businesses. A separation of the RX business could include a possible sale, spin-off, merger or other form. We have incurred significant preparation costs due to the announced plan to separate, and if completed we could incur total costs in the range of $45.0 million to $80.0 million, excluding restructuring expenses and transaction costs, depending on timing and structure of a transaction. We have not committed to a time frame for a separation.

Impact of COVID-19 Pandemic

We have been impacted by the novel coronavirus (COVID-19) global pandemic and the responses by government entities to combat the virus. We currently continue to operate in all our jurisdictions and are complying with the rules and guidelines prescribed in each jurisdiction. We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies. Our first priority has been, and will continue to be, the safety of our employees who continue to come to work and are dedicated to keeping our essential products flowing into the market. We have taken extra precautions at our facilities to help ensure the health and safety of our employees that are in line with guidance from global health authorities and local authorities. Among other precautions implemented, we have restricted access to our facilities worldwide to essential employees only, implemented a multi-step pre-screening access process before an employee can enter a facility, communicated regularly with employees and provided education and implemented controls related to physical distancing and hygiene measures, prioritized production to essential products, implemented remote work arrangements where appropriate, and restricted business travel. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

During the first half of 2020, we experienced a change in product sales mix across all our Segments, which we attribute to consumer and customer behavior surrounding the COVID-19 pandemic. In March and April of 2020, we experienced a surge in demand for certain of our essential health-care and self-care products, followed by a slow-down in demand for some of these products in May and June, which we attribute primarily to consumer pantry de-load. Further, during the second quarter, we saw lower consumer demand for certain other self-care products in our CSCI segment and in our RX segment a lower volume of U.S. dermatology prescriptions, both of which we

Perrigo Company plc - Item 2
Executive Overview

attribute to consumer behavior, travel bans, and country lock-downs resulting from COVID-19. We estimate that the net positive impact on net sales attributed to consumer and customer behavior surrounding the COVID-19 pandemic during the first half of 2020 is between $50.0 million to $70.0 million. At this time, we cannot be certain if these trends will continue, however, it is possible that lower demand may continue and could depend on the duration and severity of the COVID-19 pandemic and related illnesses. Alternatively, it is possible that we could experience another surge in demand if a concentrated second wave of COVID-19 occurs. During the six months ended June 27, 2020, we had incremental operating costs of approximately $8.0 million related to COVID-19 and estimate that full year incremental operating costs will be between $20.0 million to $25.0 million. These costs are primarily related to the precautions implemented to keep our employees safe and properly rewarded during the pandemic as well as increased material costs.

Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, increasing absenteeism, affecting the supply of raw materials and third party supplied finished goods, and preventing many of our employees from coming to work. We have responded to such impacts by, among other things, implementing protocols to protect the health of factory workers, adjusting production schedules, and seeking alternate suppliers where available, and so far, most of our facilities have continued to produce at high levels despite these challenges. However, a number of jurisdictions that relaxed such restrictions, or have experienced limited public adherence with suggested safety measures, have experienced new surges in COVID-19 cases. Many of these jurisdictions are now contemplating or implementing new or renewed restrictions. As such, as the pandemic continues or intensifies, it is possible that these or other challenges may begin having a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has adversely impacted, and may continue to adversely impact our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing potential impacts to our financial condition, supply chains and other operations, employees, results of operations, consumer demand for our products, and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to a number of uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors for related risks).

We also experienced a decrease in our effective tax rate due to additional interest and depreciation deductions provided for in the CARES Act enacted on March 27, 2020 resulting in a reduction of income tax expense by approximately $26.0 million in the first half of 2020. Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment.

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	June 27, 2020	June 29, 2019
Net sales	$1,219.1	$1,149.0
Gross profit	$434.7	$430.8
Gross profit %	35.7%	37.5%
Operating income	$117.4	$55.0
Operating income %	9.6%	4.8%

Perrigo Company plc - Item 2
Consolidated

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Three Months Ended June 27, 2020 vs. Three Months Ended June 29, 2019

Net sales increased $70.1 million, or 6%, due to:

•
$111.8 million, or a 10%, net increase due primarily to an increase of $81.8 million from our acquisitions of Ranir and the oral care assets of High Ridge Brands, an increase of $73.2 million from the launch of albuterol sulfate inhalation aerosol, increased OTC sales in response to COVID-19 in the U.S. driven by strong e-commerce performance, and additional new product sales. These increases were partially offset by lower U.S. prescription dermatology volumes in the RX segment and lower consumer demand in certain product categories in the CSCI segment, which were impacted by consumer behavior, travel bans and country lock-downs resulting from COVID-19, consumer pantry de-load, and a $10.9 million decrease due to discontinued products; partially offset by

•	$41.7 million decrease due primarily to:

◦	$16.1 million primarily from unfavorable Euro and Mexican peso foreign currency translation; and

◦	$25.6 million due to our divested animal health business previously included in our CSCA segment and Canoderm prescription product previously included in the Nordic region of our CSCI segment.

Operating income increased $62.4 million, or 113%, due to:

•
$3.9 million increase in gross profit due primarily to increased net sales as described above. Gross profit as a percentage of net sales decreased 180 basis points due primarily to unfavorable product mix partially due to the prioritization of products most needed by consumers in response to the COVID-19 pandemic, which are lower gross margin products; and

•	$58.5 million decrease in operating expenses due primarily to:

◦
The absences of a $27.8 million impairment charge related to a definite-lived intangible asset, $11.8 million of restructuring expenses related primarily to the reorganization of our sales force in France, and $8.0 million of expenses related to the divested animal health business;

◦
$17.5 million decrease due primarily to the reduction and delay in selling, advertising, and promotion expenses in response to consumer behavior during the COVID-19 pandemic and the movement restrictions to combat spreading of the virus; and

◦	A decrease in administration expenses due primarily to a reduction in legal and professional fees and a decrease in expenses related to our current cost savings initiative; partially offset by

◦	The inclusion of $21.7 million of expenses from our acquisitions of Ranir and the oral care assets of High Ridge Brands; and

◦	Incremental costs of operating in the current COVID-19 environment, including costs related to

Perrigo Company plc - Item 2
Consolidated

measures implemented to keep employees safe and rewarded.

Six Month Comparison

	Six Months Ended
(in millions)	June 27, 2020	June 29, 2019
Net sales	$2,560.1	$2,323.5
Gross profit	$917.9	$879.6
Gross profit %	35.9%	37.9%
Operating income	$263.1	$157.3
Operating income %	10.3%	6.8%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Six Months Ended June 27, 2020 vs. Six Months Ended June 29, 2019

Net sales increased $236.6 million, or 10% due to:

•
$314.8 million, or a 14%, net increase due primarily to an increase of $158.1 million from our acquisitions of Ranir and the oral care assets of High Ridge Brands, an increase of $116.9 million from the launch of albuterol sulfate inhalation aerosol, which includes the positive impact in demand related to customer behavior surrounding the COVID-19 pandemic, an increase in OTC sales in response to COVID-19 in the U.S. driven by strong e-commerce performance, as well as additional new product sales. These increases were partially offset by lower U.S. prescription dermatology volumes in the RX segment, consumer pantry de-load, and lower consumer demand in certain product categories in the CSCI segment, which were impacted by consumer behavior, travel bans and country lock-downs resulting from COVID-19, pricing pressure, and a $25.7 million decrease due to discontinued products; further partially offset by

•	$78.2 million decrease due primarily to:

◦	$29.3 million primarily from unfavorable Euro and Peso foreign currency translation; and

◦	$48.9 million due to our divested animal health business previously included in our CSCA segment and Canoderm prescription product previously included in the Nordic region of our CSCI segment.

Operating income increased $105.8 million, or 67%, due to:

•
$38.3 million increase in gross profit due primarily to increased net sales as described above, partially offset by operational inefficiencies primarily in our CSCA and RX segments. Gross profit as a percentage of net

Perrigo Company plc - Item 2
Consolidated

sales decreased 200 basis points due primarily to unfavorable product mix, pricing pressure, and operational inefficiencies; and

•	$67.5 million decrease in operating expenses due primarily to:

◦
The absences of $32.0 million of impairment charges related to a definite-lived intangible asset and IPR&D asset, $21.2 million of restructuring expenses related primarily to the reorganization of our sales force in France and the reorganization of our executive management team, and $16.9 million of expenses related to the divested animal health business;

◦
$21.9 million decrease due primarily to the reduction and delay in selling, advertising, and promotion expenses in response to consumer behavior during the COVID-19 pandemic and the movement restrictions to combat spreading of the virus; and

◦
A decrease in administration expenses due primarily to a reduction in legal and professional fees and a reduction in employee related expenses, partially offset by an increase in insurance expense; partially offset by

◦	The inclusion of $39.1 million of expenses from our acquisitions of Ranir and the oral care assets of High Ridge Brands;

◦	$3.5 million increase in R&D expense due primarily to the timing of clinical studies; and

◦	Incremental costs of operating in the current COVID-19 environment, including costs related to measures implemented to keep employees safe and rewarded.

Recent Developments

Internal Revenue Service Complaint

As previously disclosed, on August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the IRS, plus statutory interest thereon from the dates of payment, for the fiscal tax years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012. In response to our complaint, the United States District Court for Western District of Michigan scheduled a trial date for late May 2020, which has now been delayed due to the ongoing COVID-19 pandemic (refer to Item 1. Note 13).

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

Internal Revenue Service Notice of Proposed Adjustment

On May 7, 2020, we received a final NOPA from the IRS, which was unchanged from the draft NOPA previously received, regarding the deductibility of interest related to the IRS audit of Perrigo Company for the years ended June 28, 2014 and June 27, 2015. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies (refer to Item 1. Note 13).

Irish Tax Appeals Commission Notice of Amended Assessment

On October 30, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013 relating to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma.     We strongly disagree with this assessment and believe that the Notice of Amended Assessment ("NoA") is without merit and incorrect as a matter of law and appealed the assessment to the Tax Appeals Commission. We were granted leave by the Irish High Court on February 25, 2019 to seek judicial review

Perrigo Company plc - Item 2
Consolidated

of the issuance of the NoA by Irish Revenue. The High Court held a hearing in June 2020 regarding the judicial review proceedings and we are now awaiting the Court's judgment (refer to Item 1. Note 13).

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•
In March and April of 2020, we experienced a surge in demand for many of our OTC and infant nutrition products, which we attributed to consumer reaction to the outbreak of COVID-19. In May and June, we experienced a slow-down in demand for some of these products, which we attributed primarily to consumer pantry stocking during the initial March and April surge. It is possible that we could continue to see a slow- down in demand for some of these products as consumers continue to pantry de-load, however, this could depend on the duration and severity of the COVID-19 pandemic and related illnesses. Alternatively, it is possible that we could experience another surge in demand if a concentrated second wave of COVID-19 occurs.

•
On June 17, 2020, we announced our entrance into the CBD market through a strategic investment in and long-term supply agreement with Kazmira LLC ("Kazmira"), a leading supplier of hemp-based, THC-free CBD products. In addition to the supply agreement, we acquired an approximate 20% equity stake in Kazmira for $50.0 million with $15.0 million paid at close of the transaction and the balance due within 18 months. Our minority equity investment initiates the first phase of the partnership in which we will collaborate to scale-up Kazmira’s facilities and laboratories, in accordance with current Good Manufacturing Practices and to produce THC-free CBD from industrial hemp that meets our standards for reliability and consistency. In the second phase of the partnership, we will work to launch THC-free, hemp-based CBD products in a number of global markets, while leveraging our supply agreement with Kazmira, which is exclusive for the U.S. store brand market (refer to Item 1. Note 7 and Note 10).

•
On April 6, 2020, we received approval from the U.S. Food and Drug Administration on our abbreviated new drug application ("ANDA") for OTC diclofenac sodium topical gel 1%, the store brand equivalent to Voltaren® gel. When launched, this product will be marketed under store brand labels and will provide consumers with a high-quality, value alternative for the temporary relief of arthritis pain. We expect to launch the new OTC product later this year.

•
On April 1, 2020, we acquired the oral care assets of High Ridge Brands for total purchase consideration of $113.0 million, subject to customary post-closing adjustments, including a working capital settlement. After post-closing adjustments as of June 27, 2020, total cash consideration paid was $106.0 million. This acquisition includes the children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands, and a licensing portfolio. The addition of these brands positions us as the number one fastest-growing value brand player in the children’s oral care category and the licensing portfolio will enable creative solutions for our customers (refer to Item 1. Note 3).

•
On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $26.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized $24.9 million as a brand-named intangible asset. The remainder of the purchase price was allocated to working capital. The acquisition, which includes a portfolio of antibacterial toothbrush protectors, kids’ toothbrush protectors and tongue cleaners, complements our current portfolio of oral self-care products, and leverages our manufacturing and marketing platform (refer to Item 1. Note 3).

Perrigo Company plc - Item 2
CSCA

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	June 27, 2020	June 29, 2019
Net sales	$627.6	$582.1
Gross profit	$199.6	$196.8
Gross profit %	31.8%	33.8%
Operating income	$106.3	$107.8
Operating income %	16.9%	18.5%

Three Months Ended June 27, 2020 vs. Three Months Ended June 29, 2019

Net sales increased $45.5 million, or 8%, due to:

•
$72.1 million, or a 12%, net increase due primarily to an increase of $63.2 million from our acquisitions of Ranir and the oral care assets of High Ridge Brands. OTC net sales growth was due primarily to e-commerce growth, which more than offset category declines due to lower foot traffic at brick and mortar customers, increased consumer COVID-19 related demand, increased distribution of our products to retail customers, and $8.7 million of new product sales primarily from Prevacid® and Esomeprazole Mini, all of which led to share gains of 60 basis points in product categories where we compete. The OTC growth was partially offset by the lost net sales on products we de-prioritized while we focused on providing products most needed by consumers during the COVID-19 pandemic and competitive pricing pressure on certain products. Nutrition net sales growth was due primarily to new product sales from an infant formula launch at a major retailer in the prior year and Complete Comfort Formula, growth in the infant formula contract manufacturing business, and e-commerce growth, which were partially offset by pantry de-load of oral electrolyte solution products and multi-year pricing contracts; further partially offset by

•	$26.6 million decrease due primarily to:

◦	$22.3 million related to our divested animal health business; and

◦	$4.3 million of unfavorable Mexican peso foreign currency translation.

Operating income decreased $1.5 million, or 1%, due primarily to:

•
$2.8 million increase in gross profit due primarily to increased net sales as described above. Gross profit as a percentage of net sales decreased 200 basis points due primarily to pricing pressure on specific products, the divested animal health business, and the acquisition of the lower gross margin oral self-care category; more than offset by

•
$4.3 million increase in operating expenses due primarily to the inclusion of expenses from our acquisitions of Ranir and the oral care assets of High Ridge Brands; partially offset by the absence of expenses from the divested animal health business and a decrease in R&D expenses related to delays in timing of projects.

Perrigo Company plc - Item 2
CSCA

Six Month Comparison

	Six Months Ended
(in millions)	June 27, 2020	June 29, 2019
Net sales	$1,328.2	$1,163.9
Gross profit	$415.1	$380.8
Gross profit %	31.3%	32.7%
Operating income	$230.8	$202.0
Operating income %	17.4%	17.4%

Six Months Ended June 27, 2020 vs. Six Months Ended June 29, 2019

Net sales increased $164.3 million, or 14%, due to:

•
$211.5 million, or an 18%, net increase due primarily to an increase of $118.5 million from our acquisitions of Ranir and the oral care assets of High Ridge Brands. OTC net sales growth was due primarily to e-commerce growth, increased consumer COVID-19 related demand, favorable consumer conversion in digestive health products, overall market growth, and $16.7 million of new product sales primarily from Prevacid® and Esomeprazole Mini, which were partially offset by pricing pressure on certain products. Nutrition net sales growth was due primarily to new product sales from an infant formula launch at a major retailer in the prior year and Complete Comfort Formula and e-commerce growth, which were partially offset by multi-year pricing contracts and a $5.8 million decrease due to discontinued products; further partially offset by

•	$47.2 million decrease due primarily to:

◦	$41.9 million due to our divested animal health business; and

◦	$5.3 million of unfavorable Mexican peso foreign currency translation.

Operating income increased $28.8 million, or 14%, due to:

•
$34.3 million increase in gross profit due primarily to increased net sales as described above, partially offset by operating inefficiencies at one of our infant nutrition facilities. Gross profit as a percentage of net sales decreased 140 basis points due primarily to operating inefficiencies, pricing pressure on certain products and the divested animal health business, partially offset by favorable product mix; partially offset by

•
$5.5 million increase in operating expenses due primarily to the inclusion of expenses from our acquisitions of Ranir and the oral care assets of High Ridge Brands; partially offset by the absence of expenses from the divested animal health business, a reduction in employee related expenses, and a decrease in R&D expenses related to delays in timing of projects.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•
During the first half of 2020, we experienced demand shifts for certain products, which we attribute to consumer reactions related to the COVID-19 pandemic and the movement restrictions put in place to combat spreading of the virus, such as travel bans, school closings and country lock-downs. Certain products in our upper respiratory, vitamins, minerals and supplements ("VMS"), and pain and sleep-aids categories increased, while products in our skincare and personal hygiene and healthy lifestyle categories decreased. It is possible that demand in our skincare and personal hygiene and healthy lifestyle categories may continue to decrease, and that well-stocked consumer pantries may temporarily reduce demand for products in our upper respiratory, VMS, and pain and sleep-aids categories. Both factors could depend on the duration and severity of the COVID-19 pandemic and related illnesses.

Perrigo Company plc - Item 2
CSCI

•
Consistent with our strategy to reconfigure our portfolio to focus on our consumer self-care businesses, on June 19, 2020, we completed the sale of our U.K.- based Rosemont Pharmaceuticals business, a generic prescription pharmaceuticals manufacturer focused on liquid medicines, to a U.K. headquartered private equity firm for cash consideration of £155.6 million (approximately $195.0 million), which resulted in a pre-tax loss of $17.4 million (refer to Item 1. Note 3).

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

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	June 27, 2020	June 29, 2019
Net sales	$321.1	$327.5
Gross profit	$149.3	$155.4
Gross profit %	46.5%	47.4%
Operating income (loss)	$10.5	$(2.9)
Operating income (loss) %	3.3%	(0.9)%

Three Months Ended June 27, 2020 vs. Three Months Ended June 29, 2019

Net sales decreased $6.4 million, or 2%, due to:

•
$9.2 million, or a 3%, net increase due primarily to new product sales of $23.0 million, driven partially by XLS-Medical Forte 5 and products in the skincare and personal hygiene category, and an $18.6 million increase from our acquisitions of Ranir and the oral care assets of High Ridge Brands. These increases were partially offset by lower consumer demand of certain self-care products due to consumer behavior, travel bans, school closings and country lock-downs resulting from COVID-19, consumer pantry de-load of products purchased during the initial March surge, and a $1.1 million decrease due to discontinued products; more than offset by

•	$15.6 million decrease due primarily to:

◦	$12.3 million from unfavorable foreign currency translation primarily related to the Euro; and

◦	$3.3 million due to our divested Canoderm prescription product previously included in the Nordic region.

Operating income increased $13.4 million, or 462%, due to:

•
$6.1 million decrease in gross profit due primarily to the decrease in net sales as described above, partially offset by improved operational efficiencies. Gross profit as a percentage of net sales decreased 90 basis points due primarily to the addition of the oral self-care category, which has a relatively lower gross margin than the overall portfolio and unfavorable product mix, partially offset by improved operational efficiencies; more than offset by

Perrigo Company plc - Item 2
CSCI

•
$19.5 million decrease in operating expenses due primarily to a reduction and partial delay in selling, advertising, and promotion expenses in response to consumer behavior during the COVID-19 pandemic and the movement restrictions to combat spreading of the virus, favorable Euro foreign currency translation, and the absence of restructuring expenses related to the reorganization of our sales force in France, partially offset by the inclusion of expenses from our acquisitions of Ranir and the oral care assets of High Ridge Brands and increased R&D expense.

Six Month Comparison

	Six Months Ended
(in millions)	June 27, 2020	June 29, 2019
Net sales	$703.8	$678.3
Gross profit	$329.2	$323.7
Gross profit %	46.8%	47.7%
Operating income	$35.6	$5.1
Operating income %	5.1%	0.8%

Six Months Ended June 27, 2020 vs. Six Months Ended June 29, 2019

Net sales increased $25.5 million, or 4%, due to:

•
$58.1 million, or a 9%, net increase due primarily to new product sales of $53.1 million, driven partially by XLS-Medical Forte 5 and products in the skincare and personal hygiene category, and a $39.6 million increase from our acquisitions of Ranir and the oral care assets of High Ridge Brands. These increases were partially offset by lower consumer demand of certain self-care products due to consumer behavior, travel bans, school closings and country lock-downs resulting from COVID-19, and a $2.4 million decrease due to discontinued products; partially offset by

•	$32.6 million decrease due primarily to:

◦	$25.6 million from unfavorable foreign currency translation primarily related to the Euro; and

◦	$7.0 million due to our divested Canoderm prescription product previously included in the Nordic region.

Operating income increased $30.5 million, or 598%, due to:

•
$5.5 million increase in gross profit due primarily to increased net sales as described above and a 90 basis point decrease in gross profit as a percentage of net sales, due primarily to the addition of the oral self-care category, which has a relatively lower gross margin than the overall portfolio and unfavorable product mix; and

•
$25.0 million decrease in operating expenses due primarily to a reduction and partial delay in selling, advertising, and promotion expenses in response to consumer behavior during the COVID-19 pandemic and the movement restrictions to combat spreading of the virus, favorable Euro foreign currency translation, and the absence of restructuring expenses related to the reorganization of our sales force in France, partially offset by the inclusion of expenses from our acquisitions of Ranir and the oral care assets of High Ridge Brands and increased R&D expense.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We experienced moderate pricing reductions compared to the prior year in our RX segment due to competitive approvals against products in our portfolio and overall competitive pressures. We expect softness in pricing to continue to impact the segment for the foreseeable future.

Perrigo Company plc - Item 2
RX

•
On February 24, 2020, along with our partner Catalent Pharma Solutions, we received approval from the U.S. Food and Drug Administration on our abbreviated new drug application for generic albuterol sulfate inhalation aerosol, the first AB-rated generic version of ProAir® HFA. We launched commercially shortly after the approval.

•
During the second quarter, we experienced a reduction in demand for certain of our existing base products due to a lower volume of prescriptions written related to the reduction in doctor visits resulting from restrictions put in place to combat spreading of the COVID-19 virus. The decrease in demand of existing base products appeared to be market-wide and did not result in market share loss. We did, however, see continued high demand for our AB-rated generic albuterol sulfate inhalation aerosol.

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	June 27, 2020	June 29, 2019
Net sales	$270.4	$239.4
Gross profit	$85.8	$78.6
Gross profit %	31.7%	32.8%
Operating income	$47.8	$14.7
Operating income %	17.6%	6.1%

Three Months Ended June 27, 2020 vs. Three Months Ended June 29, 2019

Net sales increased $31.0 million, or 13%, due primarily to:

•
$30.4 million, or a 13%, net increase due primarily to new product sales of $80.5 million driven by the launches of generic albuterol sulfate inhalation aerosol and diclofenac sodium topical gel 1%. This includes the positive impact on demand for albuterol sulfate inhalation aerosol related to customer behavior surrounding the COVID-19 pandemic. This increase was partially offset by a decline in the base business, which was affected by fewer doctor visits compared to the prior year period leading to lower U.S. prescription dermatology volumes due to COVID-19, and a $9.1 million decrease due to discontinued low margin distribution products.

Operating income increased $33.1 million, or 225%, primarily due to:

•
$7.2 million increase in gross profit due primarily to the increase in net sales as described above, partially offset by third party operational inefficiencies on partnered products. Gross profit as a percentage of net sales decreased 110 basis points, due primarily to unfavorable product mix and third party operational inefficiencies on partnered products, partially offset by the incremental sales driven by generic albuterol sulfate inhalation aerosol pre-launch inventory that was expensed as pre-commercialization product in the prior year; and

•
$25.9 million decrease in operating expenses due primarily to the absence of an impairment charge related to a definite-lived intangible asset, partially offset by an increase in R&D expense to continue to support future growth initiatives.

Perrigo Company plc - Item 2
RX

Six Month Comparison

	Six Months Ended
(in millions)	June 27, 2020	June 29, 2019
Net sales	$528.1	$481.3
Gross profit	$173.6	$175.1
Gross profit %	32.9%	36.4%
Operating income	$99.4	$75.3
Operating income %	18.8%	15.7%

Six Months Ended June 27, 2020 vs. Six Months Ended June 29, 2019

Net sales increased $46.8 million, or 10%, due primarily to:

•
$45.1 million, or a 9%, net increase due primarily to new product sales of $138.7 million driven mainly by the launch of generic albuterol sulfate inhalation aerosol, the scopolamine relaunch, and diclofenac sodium topical gel 1%. This includes the positive impact on demand for albuterol sulfate inhalation aerosol related to customer behavior surrounding the COVID-19 pandemic. This increase was partially offset by a decline in the base business, which was affected by fewer doctor visits compared to the prior year period leading to lower U.S. prescription dermatology volumes due to COVID-19, pricing pressure due partially to testosterone gel 1.62% (which still had 180-day market exclusivity in the prior year period), and $17.5 million of discontinued low margin distribution products.

Operating income increased $24.1 million, or 32%, due to:

•
$1.5 million decrease in gross profit due primarily to the increase in net sales as described above being more than offset by third party operational inefficiencies on partnered products. Gross profit as a percentage of net sales decreased 350 basis points, due primarily to pricing pressure, unfavorable product mix, and third party operational inefficiencies on partnered products, partially offset by the incremental sales driven by generic albuterol sulfate inhalation aerosol pre-launch inventory that was expensed as pre-commercialization product in the prior year. The decreases described above were more than offset by

•
$25.6 million decrease in operating expenses due primarily to the absence of an impairment charge related to a definite-lived intangible asset, partially offset by an increase in R&D expense to continue to support future growth initiatives.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Six Months Ended
June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
$47.2	$64.6	$102.7	$125.1

The decrease of $17.4 million in unallocated expenses during the three months ended June 27, 2020 compared to the prior year period was primarily due to a $12.0 million decrease in legal and consulting fees, a $3.0 million decrease in Restructuring expense related primarily to the reorganization of our executive management team in the prior year period, and additional decreases related to our current cost savings initiative, partially offset by an increase of $4.2 million in insurance related expenses.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

The decrease of $22.4 million in unallocated expenses during the six months ended June 27, 2020 compared to the prior year period was due to a $22.3 million decrease in legal and consulting fees, a $10.9 million decrease in Restructuring expense related primarily to the reorganization of our executive management team, and additional decreases related to our current cost savings initiative, partially offset by an increase of $8.4 million in insurance related expenses and an $8.9 million increase in employee incentive compensation expenses.

Change in Financial Assets, Interest expense, net, and Other (income) expense, net (Consolidated)

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Change in financial assets	$(2.1)	$(5.5)	$(3.7)	$(15.9)
Interest expense, net	$33.4	$31.2	$63.6	$59.8
Other (income) expense, net	$14.3	$2.3	$16.7	$5.5

Change in Financial Assets

The proceeds from our 2017 sale of the Tysabri® financial asset consisted of $2.2 billion in upfront cash and up to $250.0 million and $400.0 million in contingent milestone payments related to 2018 and 2020, respectively. During the year ended December 31, 2019 we received the $250.0 million contingent milestone payment.

During the three and six months ended June 27, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $2.1 million and $3.7 million, respectively to $99.0 million, which is recorded on the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets. The adjustments were driven by higher volatility, higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out. During the three and six months ended June 29, 2019, the fair value of the Royalty Pharma contingent milestone payments increased by $5.5 million and $15.9 million, respectively. These increases were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out.

The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018, which triggered the $250.0 million milestone payment received during the first quarter of 2019. There is no contingent milestone based on 2019 sales of Tysabri®. In order for us to receive the remaining contingent milestone payment of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $99.0 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $301.0 million in Change in financial assets on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 6).

Interest Expense, Net

The $2.2 million and $3.8 million increases for the three and six months ended June 27, 2020, respectively, compared to the prior year period were due primarily to a reduction in interest income received.

Other (Income) Expense, Net

The $12.0 million increase in expense during the three months ended June 27, 2020 compared to the prior year period was due primarily to a $17.4 million pre-tax loss on the divestiture of our Rosemont Pharmaceuticals business, partially offset by a decrease of $2.1 million in losses on investment securities and $2.8 million of favorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

The $11.2 million increase in expense during the six months ended June 27, 2020 compared to the prior year period was due primarily to a $17.4 million pre-tax loss on the divestiture of our Rosemont Pharmaceuticals business, partially offset by a decrease of $5.2 million in losses on investment securities and $1.5 million of favorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
15.6%	66.6%	10.5%	32.5%

The effective tax rate for the three and six months ended June 27, 2020 decreased compared to the prior period primarily due to additional interest and depreciation deductions provided for in the CARES Act and the exclusion of a one-time $27.8 million impairment to a definite lived intangible recorded in 2019. The CARES Act reduced income tax expense by approximately $26.0 million in the first and second quarters of 2020, of which $15.8 million relates to retroactive adjustments to the 2018 and 2019 tax years while $10.2 million relates to the first and second quarters of the 2020 tax year (refer to Item 1. Note 13 for more information on income taxes).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements we regularly consider, among other factors, known trends and uncertainties, such as the Notice of Assessment ("NoA") and the Notices of Proposed Adjustment ("NOPAs"), the current COVID-19 pandemic, and other contingencies. We note that no payment of the additional amounts assessed by Irish Revenue pursuant to the NoA or proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a final determination of the matter is reached that is adverse to us, which could take several years in either case (refer to Item 1. Note 13 for additional information on the NoA and NOPAs). Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, could ultimately require the use of corporate assets to pay such assessments, damages resulting from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NoA, the NOPAs, the COVID-19 pandemic or other contingencies have a material impact on our capital requirements.

Cash and Cash Equivalents

* Working capital represents current assets less current liabilities, excluding cash and cash equivalents, and excluding current indebtedness.
** As described below, $590.0 million in cash was used to retire the bonds due in March and December 2021, effective July 6, 2020.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

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

Cash Generated by (Used in) Operating Activities
The $304.4 million increase in operating cash inflow was due primarily to:

•	$283.2 million increase in cash from the change in accounts receivable, due primarily to timing of sales and receipt of payments;

•
$39.7 million increase in cash from the change in inventory, due primarily to the build-up of inventory at a lower level than in the prior year to support customer demands, partially offset by higher inventory levels due to a reduction in sales for certain products;

•
$35.7 million increase in cash from the change in net earnings after adjustments for items including deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, loss on sale of business, and depreciation and amortization;

•
$23.9 million increase in cash from the change in accrued income taxes, due primarily to the CARES Act, which allowed the deferral of the U.S. federal and state tax payments from April 15th, 2020 to July 15th, 2020; and

•	$20.9 million increase in cash from the change in accrued customer programs, due primarily to timing of payments for contractual programs in our CSCA segment; partially offset by

•	$62.8 million decrease in cash from the change in accounts payable, due primarily to the timing of payments and mix of payment terms; and

•
$34.8 million decrease in cash from the change in prepaid expenses, due primarily to an increase in our directors and officers prepaid insurance, payments made for annual prepaid expenses, and a payment made for a transitional service agreement, partially offset by payments received related to our cross currency swap.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Investing Activities

The $183.7 million decrease in investing cash flow was due primarily to:

•	$250.0 million decrease in cash due to the absence of the Royalty Pharma contingent milestone proceeds received in the prior year period (refer to Item 1. Note 6);

•	$106.0 million decrease in cash for the acquisition of the oral care assets of High Ridge Brands (refer to Item 1. Note 3);

•	$15.0 million decrease in cash for the purchase of our equity method investment in Kazmira LLC (refer to Item 1. Note 7); and

•	$5.4 million decrease in cash due to the change in capital spending, primarily to increase tablet and infant formula capacity and for quality/regulation projects; partially offset by

•	$187.8 million increase in cash for the net proceeds from the divestiture of our Rosemont Pharmaceuticals business (refer to Item 1. Note 3); and

•
$2.2 million increase in cash due to the change in spending on asset acquisitions, primarily related to the purchase of the Steripod® brand for $24.9 million and the Dexsil® brand for approximately $8.0 million, offset by prior year acquisitions, including that of an ANDA for a generic product used to relieve pain for $15.7 million, and Budesonide Nasal Spray and Triamcinolone Nasal Spray for $14.0 million (refer to Item 1. Note 3).

Cash Generated by (Used in) Financing Activities
The $488.6 million increase in financing cash flow was due primarily to:

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

•	$743.8 million for the issuance of long-term debt (refer to Item 1. Note 10); and

•	$158.9 million decrease in payments on long-term debt; partially offset by

•	$395.9 million decrease in net borrowings of revolving credit agreements and other financing;

•	$7.1 million increase in dividend payments; and

•	$5.0 million increase in deferred financing fees related to the issuance of long-term debt.

Dividends

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three and six months ended June 27, 2020.

Borrowings and Capital Resources

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of June 27, 2020 or December 31, 2019.

Term Loans and Notes

On June 19, 2020, Perrigo Finance issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 and received net proceeds of $737.1 million after fees and market discount. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2020 Notes will mature on June 15, 2030. The 2020 Notes are governed by the 2020 Indenture. The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and, no other subsidiary of Perrigo guarantees the 2020 Notes. There are no restrictions under the 2020 Notes on Perrigo's ability to obtain funds from its subsidiaries. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture. On July 6, 2020, the net proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021, both of which were classified as Current indebtedness on the Condensed Consolidated Balance Sheet as of June 27, 2020. The balance will be

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

used for general corporate purposes which may include the repayment or redemption of additional indebtedness. In connection with the redemption, we incurred early redemption costs of $19.0 million, which will be included in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations in the third quarter of 2020.

On March 8, 2018, we refinanced the €350.0 million outstanding under the previous term loan with the proceeds of a new €350.0 million ($431.0 million) term loan, maturing on March 8, 2020 (the "2018 Term Loan"). During the three and six months ended June 29, 2019, we made $12.4 million and $24.7 million in scheduled principal repayments on the 2018 Term Loan. On August 15, 2019, we refinanced the €284.4 million ($317.1 million) outstanding under the 2018 Term Loan with the proceeds of a new $600.0 million term loan, maturing on August 15, 2022.

Other Financing

We incurred debt of $35.0 million related to our equity method investment with Kazmira pursuant to two Promissory Notes, with $4.0 million to be settled in November 2020, $6.0 million to be settled in May 2021, and the remaining balance of $25.0 million to be settled in November 2021 (refer to Item 1. Note 7).

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. The balance outstanding under the facilities was $1.5 million as of June 27, 2020. There were no borrowings outstanding under the facilities as of December 31, 2019.

Leases

We had $166.3 million and $158.2 million of lease liabilities and $164.4 million and $157.5 million of lease assets as of June 27, 2020 and December 31, 2019, respectively.

Accounts Receivable Factoring

The total amount factored on a non-recourse basis and excluded from accounts receivable was $16.1 million and $10.0 million at June 27, 2020 and December 31, 2019, respectively.

We are in compliance with all covenants under our debt agreements as of June 27, 2020 (refer to Item 1. Note 9 and Note 10 for more information on all of the above lease activity and debt facilities, respectively).

Credit Ratings

Our credit ratings on June 27, 2020 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and S&P Global Ratings, respectively.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Contractual Obligations and Commitments

Other than the obligations related to the changes in our debt structure from the 2020 Notes and Promissory Notes related to our equity method investment with Kazmira, as discussed in Item 1. Note 10, there were no material changes in contractual obligations as of June 27, 2020 from those provided in our 2019 Form 10-K. Below is a revised schedule of our enforceable and legally binding obligations as of June 27, 2020 related to our short and long-term debt arrangements.

	Payment Due
	2020 (2)	2021-2022	2023-2024	After 2024	Total
Short and long-term debt (1)	$671.6	$887.9	$1,284.5	$2,399.4	$5,243.4

(1) Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at June 27, 2020.
(2) Reflects remaining six months of 2020.

Significant Accounting Policies

Other than the adoption of ASU 2016-13 Financial Instruments - Credit Losses (refer to Item 1. Note 1) and ASU 2018-13 Fair Value Measurement Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (refer to Item 1. Note 6), there have been no material changes to the accounting policies disclosed in our 2019 Form 10-K.

Critical Accounting Estimates

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. Below are the updates regarding critical accounting estimates which required judgment in the preparation of our financial statements during the three and six months ended June 27, 2020. The below disclosures should be read in conjunction with our 2019 Form 10-K.

Change in Financial Assets

We valued our contingent milestone payments from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. As of June 27, 2020, volatility and the estimated fair value of the milestones had a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. Rate of return and the estimated fair value of the milestones had an inverse relationship, such that a lower rate of return correlates with a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

	Three Months Ended
	June 27, 2020	June 29, 2019
Volatility	37.5%	30.0%
Rate of return	6.91%	7.99%

We also consider Biogen’s quarterly Tysabri earnings along with forecasts from third party analysts in our royalty projections. In our estimation process as of June 27, 2020, we considered risks associated with COVID-19 on Tysabri sales in 2020, including but not limited to, the potential for disruptions and delays in dosing of Tysabri in physician office and hospital settings. We will continue monitoring Tysabri earnings and the development of COVID-19 impacts in our quarterly valuation assessment. In order for us to receive the remaining contingent milestone payment of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales in 2020 must exceed $351.0 million. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

threshold in 2020, we will write off the $99.0 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $301.0 million in Change in financial assets on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 6).

Goodwill

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets received. After completing the divestiture of our Rosemont Pharmaceuticals business, we have five reporting units subject to impairment testing annually, which we perform on the first day of the fourth quarter of the fiscal year. We perform impairment testing more frequently if events suggest an impairment may exist. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows that include assumptions about future performance. The discount rates used in testing each of our reporting units’ goodwill for impairment during our interim and annual testing are based on the weighted average cost of capital determined for each of our reporting units.

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

We reviewed our reporting units for impairment indicators during the three months ended June 27, 2020.  We evaluated the weighted average cost of capital, market multiples, and forecasted cash flows of each reporting unit, among other factors. Our BCS reporting unit had an indication of potential impairment driven by a decrease in forecasted cash flows in the second half of 2020 related to impacts from the COVID-19 pandemic. Goodwill remaining in this reporting unit was $961.0 million as of June 27, 2020. We prepared a quantitative analysis as of June 27, 2020 and determined that the fair value of the BCS reporting unit continued to exceed net book value by less than 10%. As a result of the relatively narrow margin between fair value and net book value during the three months ended June 27, 2020, this reporting unit is at risk for future impairments if it experiences deterioration in business performance or market multiples or increases in discount rates. We continue to monitor the progress of our reporting units and assess them for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

We performed sensitivity analysis on the discounted cash flow valuation that was prepared to estimate the enterprise value of the BCS reporting unit. Discount rates and perpetual revenue growth rates were increased and decreased by increments of 25 or 50 basis points. A 75 basis point increase in the discount rate, or a 50 basis point increase in the discount rate combined with a 25 basis point decrease in the residual growth rate, would indicate potential impairment for this reporting unit. Our sensitivities for the BCS reporting unit assume a corresponding decrease in market valuation multiples. Based on the sensitivity of the discount rate assumption on this analysis, an increase in the discount rate over the next twelve months could negatively impact the estimated fair value of the reporting unit and lead to a future impairment. Certain macroeconomic factors which are not controlled by the BCS reporting unit, such as rising inflation or interest rates, could cause an increase in the discount rate to occur.  Deterioration in performance of the BCS reporting unit over the next twelve months, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis.

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

Perrigo Company plc - Item 4
Controls and Procedures

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 27, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 27, 2020. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of June 27, 2020. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

We acquired Ranir during the third quarter of 2019 and the oral care assets of High Ridge Brands during the second quarter of 2020 (refer to Item 1. Note 3). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Ranir and the oral care asset of High Ridge Brands from its evaluation of internal control over financial reporting as of June 27, 2020. We are in the process of documenting and testing both Companies' internal controls over financial reporting. We will incorporate Ranir and the oral care assets of High Ridge Brands into our annual reports on internal control over financial reporting for our years ending December 31, 2020 and December 31, 2021, respectively. As of June 27, 2020, assets excluded from management’s assessment totaled $999.0 million and contributed $158.0 million of Net sales and $5.5 million of Operating income in our Condensed Consolidated Statements of Operations for the six months ended June 27, 2020.

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

Adverse Economic Impacts of Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, as the new coronavirus, unknown to health officials just three months earlier, spread rapidly from Asia to the Middle East, Europe, and the United States. As the pandemic continues, many actions taken to reduce the spread of the coronavirus remain in effect, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary and/or mandated changes in behavior. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, increasing absenteeism, affecting the supply of raw materials and third party

Perrigo Company plc - Item 1A
Risk Factors

supplied finished goods, and preventing many of our employees from coming to work. The Company has responded to such impacts by, among other things, implementing protocols to protect the health of factory workers, adjusting production schedules, and seeking alternate suppliers where available, and so far, most of our facilities have continued to produce at high levels despite these challenges. However, a number of jurisdictions that relaxed such restrictions, or have experienced limited public adherence with suggested safety measures, have experienced new surges in COVID-19 cases. Many of these jurisdictions are now contemplating or implementing new or renewed restrictions. Going forward, the continued spread of the disease and the actions to slow it could have an adverse impact on our financial condition, our supply chains and other operations, our results of our operations, consumer demand for our products and our ability to access capital. The magnitude of any such adverse impacts cannot currently be determined, but such adverse impacts could be material, depending on: the duration, intensity, and continued spread of the disease; the duration of business closure and similar government orders; the process by which government authorities permit businesses to reopen and employees to return to work and the publics willingness to adhere to suggested safety measures; the scale and timing of any additional waves of the outbreak as restrictions on community movement are relaxed; the severity of any economic downturn resulting from the pandemic; the effectiveness of the Company's efforts at mitigation; and other factors, both known and unknown, many of which are likely to be outside our control. In addition, to the extent that any increased sales of our products during the initial stages of the outbreak may reflect "pantry stocking", consumer demand for such products in future periods may be correspondingly reduced. Further, lower consumer demand for certain other self-care products and lower volume of U.S. dermatology prescriptions may continue in future periods. It is also possible that a change in the course of the pandemic may affect consumer demand for products in future periods in ways we do not currently anticipate.

In connection with delays in the implementation of the EU's Medical Device Regulation due to the COVID-19 pandemic, the designation of a Notified Body certifying certain of our products expired, which could adversely affect our sales of these products in the EU.

We market certain products that are subject to the EU’s Medical Device Directive (“MDD”) and will be subject to the EU’s Medical Device Regulation (“MDR”), both of which require that products be certified by designated assessment entities (“Notified Bodies”) prior to sale. The date of application of the MDR, and as a result the date of repeal of the MDD, has been deferred by 12 months to May 26, 2021 due to the pandemic. In connection with this extension, Notified Bodies designated under the prior MDD regime were allowed to continue their related governance of medical devices for one additional year, until May 25, 2021, subject to them having a designation under MDD in place throughout this time. During this time, the MDD designation of a Notified Body that certifies certain products in our portfolio has expired. The current regulations are not clear on the treatment of the existing certificates granted by such a Notified Body during this period, and we have engaged in detailed discussions with the relevant authorities to enable continuity of supply. While we do not expect a material impact on our business, there can be no assurances that our ability to sell these products in the EU will not be interrupted, slowed or otherwise adversely affected.

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

4.1
Base Indenture dated as of December 2, 2014, between Perrigo Finance Unlimited Company, formerly known as Perrigo Finance plc, Perrigo Company plc and Wells Fargo Bank, National Association as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 2, 2014).

4.2
Third Supplemental Indenture, dated as of June 19, 2020, among the Issuer, the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

4.3	Form of 3.150% Note due 2030 (incorporated by reference from Exhibit A to the Third Supplemental Indenture, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

10.1	Perrigo Company Employee Severance Programme - Ireland, effective April 9, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020).

31.1	Rule 13a-14(a) Certification by Murray S. Kessler, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Raymond P. Silcock, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	August 5, 2020	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 5, 2020	/s/ Raymond P. Silcock
Raymond P. Silcock
Chief Financial Officer
(Principal Accounting and Financial Officer)