Form 10-Q
period 2020-09-26
PERRIGO Co plc
filed 2020-11-05
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2020

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
 ☐  Yes  ☒ No
As of October 30, 2020, there were 136,491,307 ordinary shares outstanding.

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

Perrigo Company plc - Item 1

PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$1,213.7	$1,191.1	$3,773.8	$3,514.6
Cost of sales	785.6	778.3	2,427.8	2,222.1
Gross profit	428.1	412.8	1,346.0	1,292.5

Operating expenses
Distribution	26.1	23.4	73.8	70.5
Research and development	42.6	44.0	131.6	128.0
Selling	138.5	134.1	413.9	422.8
Administration	116.4	131.9	357.8	384.2
Impairment charges	202.4	10.9	202.4	42.9
Restructuring	0.8	5.2	1.9	26.7
Other operating expense (income)	(3.2)	8.9	(3.0)	5.7
Total operating expenses	523.6	358.4	1,178.4	1,080.8

Operating income (loss)	(95.5)	54.4	167.6	211.7

Change in financial assets	(22.2)	(2.6)	(25.9)	(18.5)
Interest expense, net	34.0	30.5	97.6	90.4
Other (income) expense, net	0.4	(71.0)	17.1	(65.6)
Loss on extinguishment of debt	20.0	0.2	20.0	0.2
Income (loss) before income taxes	(127.7)	97.3	58.8	205.2
Income tax expense	26.9	5.1	46.4	40.1
Net income (loss)	$(154.6)	$92.2	$12.4	$165.1

Earnings (loss) per share
Basic	$(1.13)	$0.68	$0.09	$1.21
Diluted	$(1.13)	$0.67	$0.09	$1.21

Weighted-average shares outstanding
Basic	136.5	136.0	136.3	136.0
Diluted	136.5	136.8	137.5	136.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$(154.6)	$92.2	$12.4	$165.1
Other comprehensive income (loss):
Foreign currency translation adjustments	86.5	(74.0)	81.0	(63.0)
Change in fair value of derivative financial instruments, net of tax	(2.3)	31.6	(12.4)	36.0
Change in post-retirement and pension liability, net of tax	(1.2)	(0.5)	(4.3)	(1.0)
Other comprehensive income (loss), net of tax	83.0	(42.9)	64.3	(28.0)
Comprehensive income (loss)	$(71.6)	$49.3	$76.7	$137.1
See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 26, 2020	December 31, 2019
Assets
Cash and cash equivalents	$849.4	$354.3
Accounts receivable, net of allowance for credit losses of $6.3 and $6.7, respectively	1,097.7	1,243.2
Inventories	1,100.7	967.3
Prepaid expenses and other current assets	350.5	165.8
Total current assets	3,398.3	2,730.6
Property, plant and equipment, net	918.8	902.8
Operating lease assets	132.2	129.9
Goodwill and indefinite-lived intangible assets	3,854.1	4,185.5
Definite-lived intangible assets, net	2,895.4	2,921.2
Deferred income taxes	7.3	5.4
Other non-current assets	369.9	426.0
Total non-current assets	8,177.7	8,570.8
Total assets	$11,576.0	$11,301.4
Liabilities and Shareholders’ Equity
Accounts payable	$536.4	$520.2
Payroll and related taxes	155.4	156.4
Accrued customer programs	370.1	394.4
Other accrued liabilities	237.0	229.2
Accrued income taxes	20.9	32.2
Current indebtedness	16.5	3.4
Total current liabilities	1,336.3	1,335.8
Long-term debt, less current portion	3,543.6	3,365.8
Deferred income taxes	313.5	280.6
Other non-current liabilities	562.2	515.1
Total non-current liabilities	4,419.3	4,161.5
Total liabilities	5,755.6	5,497.3
Commitments and contingencies - Refer to Note 14
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,299.7	7,359.9
Accumulated other comprehensive income	203.7	139.4
Retained earnings (accumulated deficit)	(1,683.1)	(1,695.5)
Total controlling interests	5,820.3	5,803.8
Noncontrolling interest	0.1	0.3
Total shareholders’ equity	5,820.4	5,804.1
Total liabilities and shareholders' equity	$11,576.0	$11,301.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	136.5	136.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2018	135.9	$7,421.7	$84.6	$(1,838.3)	$5,668.0
Adoption of new accounting standards	—	—	—	(3.4)	(3.4)
Net income	—	—	—	63.9	63.9
Other comprehensive loss	—	—	(15.6)	—	(15.6)
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	1.8	—	—	1.8
Compensation for restricted stock	—	14.2	—	—	14.2
Cash dividends, $0.19 per share	—	(25.9)	—	—	(25.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(2.4)	—	—	(2.4)
Balance at March 30, 2019	136.0	$7,409.4	$69.0	$(1,777.8)	$5,700.6

Net income	—	—	—	9.0	9.0
Other comprehensive income	—	—	30.5	—	30.5
Stock options exercised	—	0.3	—	—	0.3
Compensation for stock options	—	1.3	—	—	1.3
Compensation for restricted stock	—	14.2	—	—	14.2
Cash dividends, $0.21 per share	—	(28.9)	—	—	(28.9)
Shares withheld for payment of employees' withholding tax liability	—	(0.8)	—	—	(0.8)
Balance at June 29, 2019	136.0	$7,395.5	$99.5	$(1,768.8)	$5,726.2

Net income	—	—	—	92.2	92.2
Other comprehensive loss	—	—	(42.9)	—	(42.9)
Stock options exercised	—	0.4	—	—	0.4
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	0.9	—	—	0.9
Compensation for restricted stock	—	11.9	—	—	11.9
Cash dividends, $0.21 per share	—	(28.8)	—	—	(28.8)
Shares withheld for payment of employees' withholding tax liability	—	(1.1)	—	—	(1.1)
Balance at September 28, 2019	136.1	$7,378.8	$56.6	$(1,676.6)	$5,758.8

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2019	136.1	$7,359.9	$139.4	$(1,695.5)	$5,803.8
Net income	—	—	—	106.4	106.4
Other comprehensive loss	—	—	(103.5)	—	(103.5)
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	0.8	—	—	0.8
Compensation for restricted stock	—	15.4	—	—	15.4
Cash dividends, $0.23 per share	—	(30.9)	—	—	(30.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.6)	—	—	(5.6)
Balance at March 28, 2020	136.3	$7,339.6	$35.9	$(1,589.1)	$5,786.4

Net income	—	—	—	60.6	60.6
Other comprehensive income	—	—	84.8	—	84.8
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	0.4	—	—	0.4
Compensation for restricted stock	—	13.1	—	—	13.1
Cash dividends, $0.23 per share	—	(31.0)	—	—	(31.0)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(3.9)	—	—	(3.9)
Balance at June 27, 2020	136.5	$7,318.2	$120.7	$(1,528.5)	$5,910.4

Net loss	—	—	—	(154.6)	(154.6)
Other comprehensive income	—	—	83.0	—	83.0
Compensation for stock options	—	0.4	—	—	0.4
Compensation for restricted stock	—	13.8	—	—	13.8
Cash dividends, $0.23 per share	—	(31.1)	—	—	(31.1)
Shares withheld for payment of employees' withholding tax liability	—	(0.5)	—	—	(0.5)
Minority share purchase	—	(1.1)	—	—	(1.1)
Balance at September 26, 2020	136.5	$7,299.7	$203.7	$(1,683.1)	$5,820.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash Flows From (For) Operating Activities
Net income (loss)	$12.4	$165.1
Adjustments to derive cash flows:
Depreciation and amortization	284.7	293.5
Loss (Gain) on sale of business	18.6	(72.4)
Share-based compensation	43.9	40.9
Impairment charges	202.4	42.9
Change in financial assets	(25.9)	(18.5)
Loss on extinguishment of debt	20.0	0.2
Restructuring charges	1.9	26.7
Deferred income taxes	25.7	10.1
Amortization of debt premium	(1.7)	(3.8)
Other non-cash adjustments, net	(12.0)	38.3
Subtotal	570.0	523.0
Increase (decrease) in cash due to:
Accounts receivable	106.4	(12.1)
Inventories	(93.2)	(78.3)
Prepaid expenses	(23.8)	(4.7)
Accounts payable	15.2	33.7
Payroll and related taxes	(2.2)	(10.6)
Accrued customer programs	(35.5)	(82.7)
Accrued liabilities	(16.0)	(24.8)
Accrued income taxes	(9.0)	(65.8)
Other, net	13.9	20.6
Subtotal	(44.2)	(224.7)
Net cash from (for) operating activities	525.8	298.3
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	3.2	2.2
Purchase of equity method investment	(15.0)	—
Acquisitions of businesses, net of cash acquired	(106.0)	(749.5)
Proceeds from the Royalty Pharma contingent milestone	—	250.0
Asset acquisitions	(34.1)	(86.2)
Additions to property, plant and equipment	(104.3)	(90.3)
Net proceeds from sale of business	187.8	183.4
Other investing, net	8.1	0.6
Net cash from (for) investing activities	(60.3)	(489.8)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	743.8	600.0
Payments on long-term debt	(590.0)	(476.0)
Borrowings (repayments) of revolving credit agreements and other financing, net	0.1	0.8
Deferred financing fees	(6.7)	(1.0)
Premiums on early debt retirement	(19.0)	—
Issuance of ordinary shares	—	0.7
Cash dividends	(93.0)	(83.6)
Other financing, net	(14.9)	(7.6)
Net cash from (for) financing activities	20.3	33.3
Effect of exchange rate changes on cash and cash equivalents	9.3	5.6
Net increase (decrease) in cash and cash equivalents	495.1	(152.6)
Cash and cash equivalents, beginning of period	354.3	551.1
Cash and cash equivalents, end of period	$849.4	$398.5

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

Reclassifications

Certain prior period amounts have been reclassified from other current assets to other non-current assets on our balance sheet to conform to the current period presentation. Such reclassification had no impact on net income or earnings per share.

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
Upon adoption, we will no longer be required to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. We will be required to disclose an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period, if applicable.

ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This guidance enhances and simplifies various aspects of the income tax accounting guidance in ASC 740.	January 1, 2021	Upon adoption, we do not expect a material impact on the Consolidated Financial Statements.

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

Perrigo Company plc - Item 1
Note 1

The following table presents the allowance for credit losses activity (in millions):

	Three Months Ended	Nine Months Ended
	September 26, 2020	September 26, 2020
Beginning balance	$6.2	$6.7
Provision for credit losses, net	0.6	1.5
Receivables written-off	(0.7)	(1.7)
Recoveries collected	—	—
Currency translation adjustment	0.2	(0.2)
Ending balance	$6.3	$6.3

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
U.S.	$820.8	$785.9	$2,571.1	$2,323.2
Europe(2)	326.6	334.6	1,011.0	991.3
All other countries(3)	66.3	70.6	191.7	200.1
Total net sales	$1,213.7	$1,191.1	$3,773.8	$3,514.6

(1) Derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $10.8 million and $22.3 million for the three and nine months ended September 26, 2020, respectively, and $5.2 million and $17.3 million for the three and nine months ended September 28, 2019, respectively.
(3) Includes net sales generated primarily in Israel, Mexico, Australia and Canada.

Product Category

We re-aligned our product categories in our CSCA and CSCI segments as of December 31, 2019. The re-alignment standardizes our categories and product level detail to provide consistency. This transformative step will optimize the way in which management reports and evaluates our business.

Perrigo Company plc - Item 1
Note 2

The following is a summary of our net sales by category (in millions); the comparative periods reflect the product category re-alignment:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
CSCA(1)
Upper respiratory	$114.2	$123.4	$385.5	$377.4
Digestive health	107.1	85.0	326.1	293.6
Pain and sleep-aids	100.6	89.4	318.7	272.0
Nutrition	100.1	97.1	290.9	282.6
Healthy lifestyle	86.1	87.9	253.4	250.0
Oral self-care	81.1	54.2	199.6	54.2
Skincare and personal hygiene	49.2	45.4	138.8	136.7
Vitamins, minerals, and supplements	6.3	6.2	19.1	18.7
Animal health	—	1.8	—	43.7
Other CSCA(2)	19.3	22.9	60.1	48.3
Total CSCA	664.0	613.3	1,992.2	1,777.2
CSCI
Skincare and personal hygiene	83.1	88.9	275.4	296.5
Upper respiratory	62.3	72.1	191.9	193.9
Vitamins, minerals, and supplements	52.9	46.2	139.9	133.1
Pain and sleep-aids	49.0	40.5	136.0	120.3
Healthy lifestyle	40.6	38.2	124.7	134.2
Oral self-care	25.2	24.3	68.8	27.7
Digestive health	6.8	5.3	17.9	19.3
Other CSCI(3)	19.1	32.0	88.2	100.8
Total CSCI	339.0	347.5	1,042.8	1,025.8
RX	210.7	230.3	738.8	711.6
Total net sales	$1,213.7	$1,191.1	$3,773.8	$3,514.6

(1)    Includes net sales from our OTC contract manufacturing business.

(2)	Consists primarily of diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

(3)
Consists primarily of liquid licensed products, our distribution business and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $76.7 million and $190.7 million for the three and nine months ended September 26, 2020, respectively, and $73.9 million and $207.0 million for the three and nine months ended September 28, 2019, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	September 26, 2020	December 31, 2019
Short-term contract assets	Prepaid expenses and other current assets	$21.2	$26.3

Perrigo Company plc - Item 1
Note 3

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisitions During the Nine Months Ended September 26, 2020

Sanofi Brands

On August 7, 2020, we entered into a definitive agreement to acquire three Eastern European OTC dermatological skincare and hair loss treatment brands, Emolium®, Iwostin®, and Loxon® from Sanofi for €52.0 million and additional consideration for the transfer of related inventory on hand. On October 30, 2020, the transaction closed for €53.3 million (approximately $62.0 million), subject to post-closing conditions. The acquisition will be accounted for as a business combination and operating results attributable to the products will be included in our CSCI segment. This transaction builds on our self-care transformation and strengthens our skincare and personal hygiene portfolio.

Oral Care Assets of High Ridge Brands

On April 1, 2020, we acquired the oral care assets of High Ridge Brands ("Dr. Fresh") for total purchase consideration of $113.0 million, subject to customary post-closing adjustments, including a working capital settlement. After post-closing adjustments as of September 26, 2020, total cash consideration paid was $106.0 million, net of $2.0 million that we allocated as prepayment of contract consideration for transitional services to be received related to the transaction.

This acquisition includes the children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands, and a licensing portfolio. The U.S. operations, which represent a significant portion of the business, will be reported in our CSCA segment and the remaining non-U.S. operations will be reported in our CSCI segment.

During the three and nine months ended September 26, 2020, we incurred $0.1 million and $4.2 million of general transaction costs (legal, banking and other professional fees), respectively. The amounts were recorded in Administration expenses within the CSCA segment.

The acquisition of Dr. Fresh was accounted for as a business combination and has been reported in our Condensed Consolidated Statements of Operations as of the acquisition date. From April 1, 2020 through September 26, 2020, the acquisition generated Net sales of $44.4 million and Net income of $0.7 million, which included $2.0 million related to inventory costs stepped up to acquisition date fair value.

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

During the three months ended September 26, 2020, we recorded measurement period adjustments relating to valuation updates that reduced the acquisition basis of definite lived intangibles by $0.7 million and reduced goodwill by $0.4 million with an offsetting increase to working capital.

The following table summarizes the consideration paid for Dr. Fresh and the provisional amounts of the assets acquired and liabilities assumed (in millions):

Perrigo Company plc - Item 1
Note 3

Oral Care Assets of High Ridge Brands (Dr. Fresh)
Purchase price paid	$106.0

Assets acquired:
Accounts receivable	13.1
Inventories	23.4
Prepaid expenses and other current assets	0.4
Property, plant and equipment, net	0.7
Operating lease assets	2.6
Goodwill	15.9
Distribution and license agreements and supply agreements	$2.2
Developed product technology, formulations, and product rights	0.1
Customer relationships and distribution networks	20.6
Trademarks, trade names, and brands	43.2
Total intangible assets	$66.1
Total assets	$122.2
Liabilities assumed:
Accounts payable	$6.0
Other accrued liabilities	4.0
Payroll and related taxes	0.7
Accrued customer programs	3.0
Other non-current liabilities	2.5
Total liabilities	$16.2
Net assets acquired	$106.0

The goodwill of $15.9 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, the assembled workforce, and the synergies expected from combining the operations of Dr. Fresh into Perrigo. Preliminarily, goodwill of $14.1 million and $1.8 million was allocated to our CSCA and CSCI segments, respectively. We are currently evaluating the tax deductibility of the provisional goodwill. We expect some portion to be deductible for income tax purposes. The definite-lived intangible assets acquired consisted of trademarks and trade names, license agreements, and customer relationships which are being amortized over a weighted average useful life of approximately 17.8 years. Customer relationships were valued using the multi-period excess earnings method. Trademarks and trade names and developed technology were valued using the relief from royalty method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

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

Perrigo Company plc - Item 1
Note 3

Steripod®

On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $26.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized $25.1 million as a brand-named intangible asset. The remainder of the purchase price was allocated to working capital. We began amortizing the brand intangible over a 25-year useful life. Operating results attributable to the product are included within our CSCA segment.

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

The goodwill of $292.7 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, the assembled workforce, and the synergies expected from combining the operations of Perrigo and Ranir. Goodwill of $212.6 million and $80.1 million was allocated to our CSCA and CSCI segments, respectively. We expect $252.3 million to be deductible for income tax purposes. The definite-lived intangible assets acquired consisted of trademarks and trade names, developed product technologies, and customer relationships. Trademarks and trade names were assigned useful lives that ranged from 20 to 25 years. Developed product technologies were assigned 10-year useful lives and customer relationships were assigned 24-year useful lives. Customer relationships were valued using the multi-period excess earnings method. Trademarks and trade names, developed technology, and in-process research and development ("IPR&D") were valued using the relief from royalty method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates. The opening balance sheet is final.

Perrigo Company plc - Item 1
Note 3

Acquisitions During the Nine Months Ended September 28, 2019

Generic Product Acquisitions

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

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the Ranir acquisition had occurred on January 1, 2018 and as if the acquisition of Dr. Fresh had occurred on January 1, 2019 and had been combined with the results reported in our Condensed Consolidated Statements of Operations for all periods presented (in millions):

	Three Months Ended		Nine Months Ended
(Unaudited)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$1,213.7	$1,217.1	$3,803.4	$3,732.6
Net income (loss)	$(154.5)	$108.1	$18.6	$180.7

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

Divestitures During the Nine Months Ended September 26, 2020

Rosemont Pharmaceuticals Business

On June 19, 2020, we completed the sale of our U.K.-based Rosemont Pharmaceuticals business, a generic prescription pharmaceuticals manufacturer focused on liquid medicines, to a U.K.-headquartered private equity firm for cash consideration of £155.6 million (approximately $195.0 million). The sale resulted in a pre-tax loss of $18.7 million recorded in our CSCI segment in Other (income) expense, net on the Condensed Consolidated Statements of Operations. The charge included professional fees and a $46.4 million write-off of foreign currency translation adjustment from Accumulated other comprehensive income.

Perrigo Company plc - Item 1
Note 3

Divestitures During the Nine Months Ended September 28, 2019

Animal Health Business

On July 8, 2019, we completed the sale of our animal health business to PetIQ for cash consideration of $182.5 million, which resulted in a pre-tax gain of $71.7 million recorded in our CSCA segment in Other (income) expense, net on the Consolidated Statements of Operations.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2019	Purchase accounting adjustments	Business acquisitions	Business divestitures	Impairments	Currency translation adjustments	September 26, 2020
CSCA	$1,899.1	$(10.4)	$14.1	$—	$—	$(4.0)	$1,898.8
CSCI(1)	1,203.7	12.0	1.8	(115.6)	—	27.5	1,129.4
RX(2)	1,013.9	—	—	—	(202.4)	(0.4)	811.1
Total goodwill	$4,116.7	$1.6	$15.9	$(115.6)	$(202.4)	$23.1	$3,839.3

(1) We had accumulated goodwill impairments of $868.4 million as of each of December 31, 2019 and September 26, 2020.
(2) We had accumulated goodwill impairments of $109.2 million and $311.6 million as of December 31, 2019 and September 26, 2020, respectively.

RX U.S. Reporting Unit Goodwill

During the three months ended September 26, 2020, our RX U.S. reporting unit had an indication of potential impairment driven primarily by the stoppage of production and distribution of albuterol sulfate inhalation aerosol and voluntary U.S. nationwide recall to the retail level, after we learned that some units may not dispense due to clogging, combined with a decline in market multiples. We prepared an impairment test as of September 26, 2020 and determined the carrying value of the RX U.S. reporting unit exceeded its estimated fair value. We recognized a goodwill impairment of $202.4 million, leaving $811.1 million of goodwill in this reporting unit after the impairment. The change in fair value from previous estimates was driven by the financial impact of the recall in the current period and related changes in estimates of future cash flows (refer to Note 6).

Other Reporting Unit Goodwill

During the three months ended June 27, 2020, our Branded Consumer Self-care ("BCS") reporting unit included in the CSCI segment had an indication of potential impairment which was driven by a decrease in forecasted cash flows in the second half of 2020 related to impacts from the COVID-19 pandemic. We prepared an impairment test as of June 27, 2020 and determined that the fair value of the BCS reporting unit exceeded net book value by less than 10%, consistent with our last annual impairment test as of October 1, 2019. While no impairment was recorded as of June 27, 2020, future developments such as deterioration in business performance or market multiples could reduce the fair value of this reporting unit and lead to impairment in a future period. There was no indication of impairment during the three months ended September 26, 2020. Goodwill remaining in this reporting unit was $995.5 million as of September 26, 2020.

Perrigo Company plc - Item 1
Note 4

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	September 26, 2020		December 31, 2019
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$4.0	$—	$18.8	$—
In-process research and development	10.8	—	50.0	—
Total indefinite-lived intangibles	$14.8	$—	$68.8	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$134.7	$83.8	$126.7	$81.1
Developed product technology, formulations, and product rights	1,335.7	731.8	1,392.8	755.3
Customer relationships and distribution networks	1,866.8	776.0	1,805.6	671.4
Trademarks, trade names, and brands	1,462.7	313.1	1,353.5	250.1
Non-compete agreements	5.2	5.0	6.5	6.0
Total definite-lived intangibles	$4,805.1	$1,909.7	$4,685.1	$1,763.9
Total intangible assets	$4,819.9	$1,909.7	$4,753.9	$1,763.9

We recorded amortization expense of $73.9 million and $219.3 million for the three and nine months ended September 26, 2020, respectively, and $78.7 million and $227.7 million for the three and nine months ended September 28, 2019, respectively.

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

In-process R&D

We recorded impairment charges of $4.3 million on certain IPR&D assets in the CSCA and RX segments during the nine months ended September 28, 2019, due to changes in projected development and regulatory timelines.

Perrigo Company plc - Item 1
Note 5

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	September 26, 2020	December 31, 2019
Finished goods	$618.9	$530.3
Work in process	201.3	186.9
Raw materials	280.5	250.1
Total inventories	$1,100.7	$967.3

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

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	September 26, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$3.3	$—	$—	$6.6	$—	$—
Foreign currency forward contracts	—	8.7	—	—	4.3	—
Cross-currency swap	—	7.7	—	—	26.3	—
Funds associated with Israeli severance liability	—	14.2	—	—	14.6	—
Royalty Pharma contingent milestone	—	—	121.2	—	—	95.3
Total assets	$3.3	$30.6	$121.2	$6.6	$45.2	$95.3

Liabilities:
Foreign currency forward contracts	$—	$8.8	$—	$—	$8.4	$—
Contingent consideration payments	—	—	12.8	—	—	11.9
Total liabilities	$—	$8.8	$12.8	$—	$8.4	$11.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$811.1	$—	$—	$1,013.1
Definite-lived intangible assets(2)	—	—	—	—	—	23.3
Total assets	$—	$—	$811.1	$—	$—	$1,036.4

(1)
During the three months ended September 26, 2020, goodwill with a carrying amount of $1,013.5 million was written down to a fair value of $811.1 million. During the year ended December 31, 2019, goodwill with a carrying amount of $1,122.3 million was written down to a fair value of $1,013.1 million.

(2)	During the year ended December 31, 2019, definite-lived intangible assets with a carrying amount of $55.3 million were written down to a fair value of $23.3 million.

Perrigo Company plc - Item 1
Note 6

There were no transfers within Level 3 fair value measurements during the three and nine months ended September 26, 2020 or the year ended December 31, 2019.

Royalty Pharma Contingent Milestone Receipts

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Beginning balance	$99.0	$89.1	$95.3	$323.2
Payments received	—	—	—	(250.0)
Change in fair value	22.2	2.6	25.9	18.5
Ending balance	$121.2	$91.7	$121.2	$91.7

We value our contingent milestone payment from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. As of September 26, 2020, volatility and the estimated fair value of the milestones had a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. Rate of return and the estimated fair value of the milestones had an inverse relationship, such that a lower rate of return correlates with a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

	Three Months Ended
	September 26, 2020	September 28, 2019
Volatility	30.0%	30.0%
Rate of return	6.84%	7.99%

During the three and nine months ended September 26, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $22.2 million and $25.9 million, respectively, to $121.2 million, which is recorded on the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets. The adjustments were driven by higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out. During the three and nine months ended September 28, 2019, the fair value of the Royalty Pharma contingent milestone payments increased by $2.6 million and $18.5 million, respectively. These adjustments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out.

The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018, which triggered the $250.0 million milestone payment received during the first quarter of 2019. There is no contingent milestone based on 2019 sales of Tysabri®. In order for us to receive the remaining contingent milestone payment of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement, in 2020 must exceed $351.0 million. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $121.2 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $278.8 million in Change in financial assets on the Condensed Consolidated Statements of Operations.

Perrigo Company plc - Item 1
Note 6

Contingent Consideration Payments

The table below summarizes the change in fair value of contingent consideration payments (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Beginning balance	$12.1	$12.1	$11.9	$15.3
Changes in value	0.7	1.1	0.9	(0.9)
Settlements and other adjustments	—	—	—	(1.2)
Ending balance	$12.8	$13.2	$12.8	$13.2

Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product. The fair value adjustments are recorded in Other operating expense (income) on the Condensed Consolidated Statements of Operations.

As of September 26, 2020, the contingent consideration payments liability was primarily comprised of sales-based milestones related to an IPR&D asset acquired in a prior transaction in our RX segment. The contingent consideration payments liability also included certain event-based milestones, which were immaterial. The fair value of our contingent consideration sales-based milestones as of September 26, 2020, was calculated using the following significant unobservable inputs:

			Nine Months Ended
			September 26, 2020
	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Contingent consideration payments: sales-based milestones	Discounted cash flow	Projected royalties	$36.8
		Projected year of payment of sales-based milestones	2021 - 2036 (2027)
		Discount rate	26.0%

(1)	Unobservable inputs were weighted based on the relative estimated milestone payments.

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

Goodwill

RX U.S. Reporting Unit Goodwill

When determining the fair value of our RX U.S. reporting unit for the three months ended September 26, 2020, we utilized a combination of comparable company and discounted cash flow techniques. In our comparable company market approach, we considered observable market information and transactions for companies that we deemed to be of a comparable nature, scope, and size of our RX U.S. reporting unit (Level 2 inputs). Our cash flow projections included revenue assumptions related to new and existing products, plus gross margin and operating expenses based on the reporting unit’s growth plans (Level 3 inputs). In our discounted cash flow analysis, we used a long-term growth rate of 0.0%, which assumes new product launches will, over time, offset decreases in cash

Perrigo Company plc - Item 1
Note 6

flows of existing portfolio products with definite lives. We used a discount rate of 10.3% in this analysis. The discount rate correlates with the required investment return and risk that we believe market participants would apply to the projected growth rate. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows and applied blended jurisdictional tax rates ranging from 19.1% to 21.7%. We weighted indications of fair value resulting from the market approach and present value techniques, considering the reasonableness of the range of measurements and the point within the range that we determined was most representative of fair market conditions (refer to Note 4).

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	September 26, 2020		December 31, 2019
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,760.0	$—	$2,600.0	$—
Fair value	$2,969.9	$—	$2,618.4	$—

Private placement note
Carrying value (excluding premium)	$—	$157.1	$—	$151.4
Fair value	$—	$168.0	$—	$168.4

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

Perrigo Company plc - Item 1
Note 7

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	September 26, 2020	December 31, 2019
Fair value method	Prepaid expenses and other current assets	$3.3	$6.6
Fair value method(1)	Other non-current assets	$1.8	$2.3
Equity method	Other non-current assets	$69.5	$17.8

(1)	Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended		Nine Months Ended
Measurement Category	Income Statement Location	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Fair value method	Other (income) expense, net	$(0.4)	$0.9	$2.2	$8.8
Equity method	Other (income) expense, net	$(1.1)	$(0.3)	$(2.6)	$(2.1)

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

Interest Rate Swaps

There were no active designated or non-designated interest rate swaps as of September 26, 2020 and December 31, 2019.

Foreign Currency Forwards

Net Investment Hedge

On June 19, 2020, we entered into a foreign currency forward contract designated as a net investment hedge of the GBP currency exposure of our net investment in certain of our U.K. operations. The hedge had a notional basis of £155.0 million ($194.5 million) and was settled during the three months ended September 26, 2020.

Perrigo Company plc - Item 1
Note 8

Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	September 26, 2020	December 31, 2019
Israeli Shekel (ILS)	$398.0	$712.7
European Euro (EUR)	193.5	157.6
United States Dollar (USD)	83.1	92.4
Danish Krone (DKK)	59.1	51.7
British Pound (GBP)	56.9	86.9
Swedish Krona (SEK)	45.9	42.0
Chinese Yuan (CNY)	40.3	20.9
Canadian Dollar (CAD)	27.5	41.3
Polish Zloty (PLZ)	16.6	21.5
Mexican Peso (MPX)	13.7	9.7
Norwegian Krone (NOK)	7.7	6.6
Switzerland Franc (CHF)	4.9	4.1
Romanian New Leu (RON)	4.1	2.3
Other	10.0	7.5
Total	$961.3	$1,257.2

The maximum term of our forward currency exchange contracts is 18 months.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	September 26, 2020	December 31, 2019
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$4.5	$1.0
Cross-currency swap	Other non-current assets	7.7	26.3
Total designated derivatives		$12.2	$27.3
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$4.2	$3.3

		Liability Derivatives
		Fair Value
	Balance Sheet Location	September 26, 2020	December 31, 2019
Designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$6.7	$4.7
Non-designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$2.1	$3.7

Perrigo Company plc - Item 1
Note 8

The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

	Three Months Ended
	September 26, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	(2.6)	Net sales	(0.1)	Net sales	—
		Cost of sales	1.1	Cost of sales	0.3
	$(2.6)		$0.6		$0.3
Net investment hedges:
Cross-currency swap	$(0.3)			Interest expense, net	$0.9
Foreign currency forward contract	(11.7)			Interest expense, net	(0.1)
	$(12.0)				$0.8

	Nine Months Ended
	September 26, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(1.3)	Interest expense, net	—
Foreign currency forward contracts	7.4	Net sales	(0.1)	Net sales	0.1
		Cost of sales	0.3	Cost of sales	0.9
	$7.4		$(1.2)		$1.0
Net investment hedges:
Cross-currency swap	$(18.6)			Interest expense, net	$5.6
Foreign currency forward contract	(11.2)			Interest expense, net	(0.1)
	$(29.8)				$5.5

(1) Net loss of $9.4 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

Perrigo Company plc - Item 1
Note 8

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

	Nine Months Ended
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

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign currency forward contracts	Other (income) expense, net	$8.5	$(14.7)	$1.4	$(27.8)
	Interest expense, net	1.7	(0.5)	5.9	1.3
		$10.2	$(15.2)	$7.3	$(26.5)

Perrigo Company plc - Item 1
Note 8

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Three Months Ended
	September 26, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,213.7	$785.6	$34.0	$0.4

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.1)	$1.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.3	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

	Nine Months Ended
	September 26, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,773.8	$2,427.8	$97.6	$17.1

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.1)	$0.3	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$0.9	$—	$—
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.3)	$—

Perrigo Company plc - Item 1
Note 8

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

Perrigo Company plc - Item 1
Note 9

NOTE 9 – LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	September 26, 2020	December 31, 2019
Operating	Operating lease assets	$132.2	$129.9
Finance	Other non-current assets	29.2	27.6
Total		$161.4	$157.5

Liabilities	Balance Sheet Location	September 26, 2020	December 31, 2019
Current
Operating	Other accrued liabilities	$31.6	$32.0
Finance	Current indebtedness	6.5	3.4
Non-Current
Operating	Other non-current liabilities	106.9	101.7
Finance	Long-term debt, less current portion	19.8	21.1
Total		$164.8	$158.2

The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets				Liabilities
	Operating		Financing		Operating		Financing
	September 26, 2020	December 31, 2019	September 26, 2020	December 31, 2019	September 26, 2020	December 31, 2019	September 26, 2020	December 31, 2019
CSCA	$22.5	$22.4	$15.8	$16.8	$22.8	$22.8	$16.0	$16.6
CSCI	32.8	41.6	5.7	5.8	33.5	42.4	2.5	2.9
RX	30.7	35.1	0.7	0.8	31.9	36.3	0.7	0.8
Unallocated	46.2	30.8	7.0	4.2	50.3	32.2	7.1	4.2
Total	$132.2	$129.9	$29.2	$27.6	$138.5	$133.7	$26.3	$24.5

Lease expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating leases(1)	$10.6	$11.0	$32.1	$33.9

Finance leases
Amortization	$1.2	$0.9	$3.4	$2.3
Interest	0.2	0.2	0.6	0.4
Total finance leases	$1.4	$1.1	$4.0	$2.7

(1) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 1
Note 9

The annual future maturities of our leases as of September 26, 2020 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2020	$9.6	$1.4	$11.0
2021	33.2	6.9	40.1
2022	25.3	4.2	29.5
2023	18.7	2.5	21.2
2024	16.0	1.4	17.4
After 2024	54.6	14.3	68.9
Total lease payments	157.4	30.7	188.1
Less: Interest	18.9	4.4	23.3
Present value of lease liabilities	$138.5	$26.3	$164.8

Our weighted average lease terms and discount rates are as follows:

	September 26, 2020	September 28, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.54	6.58
Finance leases	9.03	10.90
Weighted-average discount rate
Operating leases	3.80%	4.17%
Finance leases	3.20%	3.50%

Our lease cash flow classifications are as follows (in millions):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$31.2	$33.6
Operating cash flows for finance leases	$0.6	$0.4
Financing cash flows for finance leases	$3.1	$2.2

Leased assets obtained in exchange for new finance lease liabilities	$4.7	$19.0
Leased assets obtained in exchange for new operating lease liabilities	$26.2	$5.3

Perrigo Company plc - Item 1
Note 10

NOTE 10 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		September 26, 2020	December 31, 2019
Term loan
2019 Term loan due August 15, 2022		$600.0	$600.0

Notes and Bonds
Coupon	Due
3.500%	March 15, 2021	—	280.4
3.500%	December 15, 2021	—	309.6
5.105%	July 28, 2023(1)	157.1	151.4
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
3.150%	June 15, 2030	750.0	—
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,917.1	2,751.4
Other financing		61.1	24.6
Unamortized premium (discount), net		(0.2)	7.3
Deferred financing fees		(17.9)	(14.1)
Total borrowings outstanding		3,560.1	3,369.2
Current indebtedness		(16.5)	(3.4)
Total long-term debt less current portion		$3,543.6	$3,365.8

(1) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

We are in compliance with all covenants under our debt agreements as of September 26, 2020.

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of September 26, 2020 or December 31, 2019.

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

Notes and Bonds

2020 Notes and 2021 Notes Redemption

On June 19, 2020, Perrigo Finance Unlimited Company, a public unlimited company incorporated under the laws of Ireland ("Perrigo Finance") and an indirect wholly-owned finance subsidiary of Perrigo whose primary

Perrigo Company plc - Item 1
Note 10

purpose is to finance the business and operations of Perrigo and its affiliates, issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the “2020 Notes") and received net proceeds of $737.1 million after fees and market discount. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2020 Notes will mature on June 15, 2030. The 2020 Notes are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and no other subsidiary of Perrigo guarantees the 2020 Notes. There are no restrictions under the 2020 Notes on Perrigo's ability to obtain funds from its subsidiaries. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture. On July 6, 2020, the proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021 (collectively, the "2021 Notes"). The balance will be used for general corporate purposes which may include the repayment or redemption of additional indebtedness.

As a result of the early redemption of the 2021 Notes, during the three months ended September 26, 2020, we recorded a loss of $20.0 million in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". The balance outstanding under the facilities was $0.3 million as of September 26, 2020. There were no borrowings outstanding under the facilities as of December 31, 2019.

On June 17, 2020, we incurred debt of $34.3 million related to our equity method investment in Kazmira pursuant to two Promissory Notes, with $3.7 million, $5.8 million and $24.8 million to be settled in November 2020, May 2021 and November 2021, respectively (refer to Note 7).

We have financing leases that are reported in the above table under "Other financing" (refer to Note 9).

NOTE 11 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Net income (loss)	$(154.6)	$92.2	$12.4	$165.1

Denominator:
Weighted average shares outstanding for basic EPS	136.5	136.0	136.3	136.0
Dilutive effect of share-based awards*	—	0.8	1.2	0.4
Weighted average shares outstanding for diluted EPS	136.5	136.8	137.5	136.4

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	1.5	1.5	1.8

* In the period of a net loss, diluted shares equal basic shares.

Perrigo Company plc - Item 1
Note 11

Shareholders' Equity

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three and nine months ended September 26, 2020 and September 28, 2019.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments(1)	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2019	$12.7	$132.9	$(6.2)	$139.4
OCI before reclassifications	(11.2)	34.6	(4.3)	19.1
Amounts reclassified from AOCI	(1.2)	46.4	—	45.2
Other comprehensive income (loss)	$(12.4)	$81.0	$(4.3)	$64.3
Balance at September 26, 2020	$0.3	$213.9	$(10.5)	$203.7

(1) Refer to Note 3 Rosemont Pharmaceuticals business divestiture for information regarding amounts reclassified from AOCI.

NOTE 13 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(21.1)%	5.2%	78.9%	19.6%

The effective tax rate for the three and nine months ended September 26, 2020 increased compared to the prior period primarily due to non-deductible goodwill impairments and Base Erosion and Anti-Abuse Tax ("BEAT"), offset by additional interest deductions provided for in the U.S. Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the early adoption of the final and proposed business interest expense deduction limitation regulations in the current period.

The Tax Cuts and Jobs Act of 2017 introduced a new tax on U.S. corporations that derive benefits from certain deductible payments to non-U.S. affiliates called the Base Erosion and Anti-Abuse Tax ("BEAT"). BEAT applies when base eroding payments exceed three percent of total deductions and where BEAT exceeds adjusted regular income tax.

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

Perrigo Company plc - Item 1
Note 13

IRS Audit of Fiscal Years Ended June 29, 2013, June 28, 2014, and June 27, 2015

In connection with its audits of Perrigo Company, a Michigan corporation and wholly-owned indirect subsidiary of Perrigo Company plc, for the fiscal years ended June 29, 2013, June 28, 2014, and June 27, 2015 the IRS issued a draft Notice of Proposed Adjustment ("NOPA") on August 22, 2019, reducing Perrigo Company’s deductible interest expense for fiscal tax years 2014-2015 on $7.5 billion in debts owed by it to Perrigo Company plc. A final NOPA was issued in early May 2020 without change. The debts were incurred in connection with the Elan merger transaction in 2013. The final NOPA caps the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum), on the stated ground that the loans were not negotiated on an arms’-length basis. The final NOPA proposes a reduction in gross interest expense of approximately $480.0 million for fiscal years 2014 and 2015. If the IRS were to prevail in its proposed adjustment, the Company estimates an increase in tax expense of approximately $170.0 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the period from June 28, 2015 through December 31, 2018 with potential section 163(j) carryover impacts beyond December 2018. If those further adjustments were sustained, based on preliminary calculations and subject to further analysis, the Company's current best estimate is that the additional tax expense will not exceed $200.0 million, excluding interest and penalties. No further adjustments beyond this period are expected. The Company strongly disagrees with the IRS position, as reflected in its detailed written response to the draft NOPA on September 20, 2019. At this stage, we are unable to estimate the liability, if any, associated with this matter.

IRS Audit of Fiscal Years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012

On August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the IRS, plus statutory interest thereon from the dates of payment, for the fiscal tax years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012 (the “2009 tax year,” “2010 tax year,” “2011 tax year,” and “2012 tax year,” respectively). In response to our complaint, the United States District Court for Western District of Michigan scheduled a new trial date for January 26, 2021. The IRS audits of those years culminated in the issuances of two statutory notices of deficiency: (1) on August 27, 2014 for the 2009 and 2010 tax years and (2) on April 20, 2017 for the 2011 and 2012 tax years. The statutory notices of deficiency both included un-agreed income adjustments related principally to transfer pricing adjustments regarding the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States. In addition, the statutory notice of deficiency for the 2011 and 2012 tax years included the capitalization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits. We fully paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and filed timely claims for refund on June 11, 2015 and June 7, 2017 for the 2009-2010 tax years and 2011-2012 tax years, respectively. Upon the disallowance of such refund claims, we timely filed the above complaint, which seeks refunds of tax, interest, and penalties of $37.2 million for the 2009 tax year, $61.5 million for the 2010 tax year, $40.2 million for the 2011 tax year, and $24.7 million for the 2012 tax year, for a total of $163.6 million. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017. The total cumulative deferred charge that the Company is seeking to receive in this litigation is approximately $101.8 million, which reflects (i) a deduction of $29.7 million from the total reflected above due to overpayments credited to succeeding years and (ii) the impact of a previously conceded royalty due to Perrigo U.S. on all omeprazole sales that equates to 24.0% of the above refund claims. That 24.0% concession would also apply to any omeprazole adjustments that may be asserted by the IRS for future years.

IRS Audit of Fiscal Years Ended December 31, 2011, December 31, 2012, and December 31, 2013

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, Inc. ("Athena") for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a

Perrigo Company plc - Item 1
Note 13

payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. Accordingly, on April 14, 2020, we filed a request for Competent Authority Assistance with the IRS. The request was accepted and is under review. No payment of the additional amounts is required until the matter is resolved administratively, judicially, or through treaty negotiation.

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

We strongly disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We will pursue all available administrative and judicial avenues as may be necessary or appropriate. In connection with that, we filed an appeal of the NoA on December 27, 2018 in the Tax Appeals Commission which is the statutory body charged with considering whether the NoA is properly founded as a matter of tax law. Separately, we were also granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue.

The judicial review case is based on our belief that, by issuing the NoA, Irish Revenue breached Elan Pharma's rights and legitimate expectations as a taxpayer. The Irish High Court heard the judicial review case in June 2020 and, on November 4, 2020, the High Court ruled that the issuance of the NoA did not violate the Company’s rights and legitimate expectations. Because the Irish High Court did not quash the NoA, absent an appeal by Elan Pharma, the amended assessment can be examined on its merits by the Irish Tax Appeals Commission. Our case before the Irish Tax Appeals Commission has been stayed since February 2019 by Order of the Irish High Court pending determination of the judicial review case. We will now assess the Irish High Court's decision before deciding whether to pursue an appeal of the judicial review case to the Irish Court of Appeal or reactivate our appeal before the Tax Appeals Commission. Any appeal against the judgment of the High Court in the judicial review case would have to be filed within 28 days of the Order made by the High Court consequent upon the judgment delivered on November 4, 2020. That Court Order is expected to be made within a period of weeks once the question of liability for the litigation costs of the judicial review case has been decided by the High Court.

No payment will be required unless both the judicial review case and the appeal pending before the Tax Appeals Commission are finally determined against Elan Pharma.

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

Perrigo Company plc - Item 1
Note 13

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of September 26, 2020. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 14 – CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of September 26, 2020, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Perrigo Company plc - Item 1
Note 14

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

In December 2019, both the end payor and indirect reseller class plaintiffs filed a second set of "overarching conspiracy” class actions against Perrigo, dozens of other manufacturers of generic prescription pharmaceuticals, and certain individuals dating back to July 2009 (end payors) or January 2010 (indirect resellers). The direct purchaser plaintiffs filed their second round overarching conspiracy complaint in February 2020 with claims dating back to July 2009. On March 11, 2020, the indirect reseller plaintiffs filed a motion to amend their second round December 2019 complaint, and that motion was granted. On September 4, 2020, the end payor plaintiffs amended their second round complaint. On October 21, 2020, the direct purchaser plaintiffs amended their second round complaint.

This second set of overarching complaints allege conspiracies relating to the sale of various products that are not at issue in the earlier-filed overarching conspiracy class actions, the majority of which Perrigo neither makes nor sells. The amended indirect reseller complaint alleges that Perrigo conspired in connection with its sales of Betamethasone Dipropionate lotion, Imiquimod cream, Desonide cream and ointment, and Hydrocortisone Valerate cream. The amended end payor complaint alleges that Perrigo conspired in connection with its sale of the following drugs: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fenofibrate, Fluocinonide, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Permethrin, Prochlorperazine Maleate, Pormethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The amended direct purchaser complaint alleges that Perrigo conspired in connection with its sale of the following drugs: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Ciclopirox, Clindamycin Phosphate, Fenofibrate, Fluocinonide, Halobetasol Proprionate, Hydrocortisone Valerate, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

Perrigo has not yet responded to the second set of overarching conspiracy complaints, and responses are currently or will be stayed.

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

Perrigo Company plc - Item 1
Note 14

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

On June 9, 2020, a health insurance carrier filed a complaint against Perrigo New York, Inc. and 25 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of

Perrigo Company plc - Item 1
Note 14

dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was filed in the Eastern District of Pennsylvania and has been transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On July 9, 2020, a drugstore chain filed a complaint against Perrigo New York, Inc. and 39 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. Perrigo is also listed in connection with Fenofibrate. The complaint was filed in the Eastern District of Pennsylvania and will be transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On August 27, 2020, Suffolk County of New York filed a complaint against Perrigo New York, Inc. and 35 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin cream and ointment. The other products at issue that plaintiffs claim Perrigo manufacturers or sells include: Adapalene gel; Albuterol; Benazepril HCTZ; Clotrimazole; Diclofenac Sodium; Fenofibrate; Fluocinonide; Glimepiride; Ketoconazole; Meprobamate; Imiquimod; Triamcinolone Acetonide; Erythromycin/Ethyl Solution; Betamethasone Valerate; Ciclopirox Olamine; Terconazole; Hydrocortisone Valerate; Fluticasone Propionate; Desoximetasone; Clindamycin Phosphate; Halobetasol Propionate; Hydrocortisone Acetate; Promethazine HCL, Mometasone Furoate; and Amiloride HCTZ. The complaint was filed in the Eastern District of New York and will be transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On September 4, 2020, a drug wholesaler and distributor filed a complaint against Perrigo New York, Inc. and 39 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on Adapalene Cream, Ammonium Lactate cream and lotion, Betamethasone Dipropionate lotion, Bromocriptine tablets, Calcipotriene Betamethasone Dipropionate (Cal Beta Dip) Ointment, Ciclopirox shampoo cream and solution, Clindamycin solution, Clobetasol, Desonide cream and ointment, Econazole cream, Erythromycin base alcohol solution, Fenofibrate, Fluticasone lotion, Halobetasol cream and ointment, Hydrocortisone Acetate suppositories, Hydrocortisone valerate cream, Imiquimod cream, Methazolamide tablets, Mometasone furoate cream, ointment and solution, Nystatin, Prochlorperazine suppositories, Promethazine HCL suppositories, Tacrolimus ointment, and Triamcinolone cream and ointment. The complaint was filed in the Eastern District of Pennsylvania and will be transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 other generic pharmaceutical manufacturers, and certain individuals (including one former and one current Perrigo employee), alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of eighty products. The allegations against Perrigo focus on the following drugs: Adapalene Cream, Ammonium Lactate cream and lotion, Betamethasone dipropionate lotion, Bromocriptine tablets, Calcipotriene Betamethasone Dipropionate (Cal Beta Dip) Ointment, Ciclopirox cream and solution, Clindamycin solution, Desonide cream and ointment, Econazole cream, Erythromycin base alcohol solution, Fluticasone cream and lotion, Halobetasol cream and ointment, Hydrocortisone Acetate suppositories, Hydrocortisone Valerate cream, Imiquimod cream, Methazolamide tablets, Nystatin ointment, Prochlorperazine suppositories, Promethazine HCL suppositories, Tacrolimus ointment, and Triamcinolone cream and ointment. The Complaint was filed in the District of Connecticut, but has been transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders: (i) shareholders who purchased shares during the period from April 21, 2015 through May 3, 2017 on the U.S. exchanges; (ii) shareholders who purchased shares during the same period on the Tel Aviv exchange; and (iii) shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six

Perrigo Company plc - Item 1
Note 14

generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation has begun. Discovery in the class action is currently scheduled to end in January 2021. We intend to defend the lawsuit vigorously.

On November 14, 2019, the court granted the lead plaintiffs’ motion and certified three classes for the case: (i) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on a U.S. exchange and were damaged thereby; (ii) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on the Tel Aviv exchange and were damaged thereby; and (iii) all those who owned shares as of November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (whether or not a person tendered shares in response to the Mylan tender offer) (the "tender offer class"). Defendants filed a petition for leave to appeal in the Third Circuit challenging the certification of the tender offer class. On April 30, 2020, the Third Circuit denied leave to appeal. The District Court has approved the issuance of a notice of the pendency of the class action, and the notice has been sent to shareholders who are eligible to participate in the classes.

Unless otherwise noted, each of the lawsuits discussed in the following sections is pending in the U.S. District Court for the District of New Jersey and has been assigned to the same judges hearing the Roofers’ Pension Fund case. The allegations in the complaints relate to events during certain portions of the 2015 through 2017 calendar years, including the period of the Mylan tender offer. All but one of these lawsuits allege violations of federal securities laws, but none are class actions. One lawsuit (Highfields) alleges only state law claims. Discovery in all these cases, except Highfields, is underway and currently scheduled to end in early September 2021. We intend to defend all these lawsuits vigorously.

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

Perrigo Company plc - Item 1
Note 14

not include the factual allegations that the court dismissed in the July 2018 ruling in the Roofers' Pension Fund case.

After the court issued its July 2018 opinion in the Roofers’ Pension Fund case, the parties in Carmignac and First Manhattan conferred and agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in their cases. The later filed cases adopted a similar posture. The defendants in the Carmignac and other cases listed above filed motions to dismiss addressing the additional allegations in such cases. On July 31, 2019, the court granted such motions to dismiss in part and denied them in part. That ruling applies to each of the above cases. The defendants have filed answers in each case denying liability. Each case is currently in the discovery phase.

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

Perrigo Company plc - Item 1
Note 14

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

Perrigo Company plc - Item 1
Note 14

The Highfields federal case complaint asserted claims under Sections 14(e) and 18 of the Securities Exchange Act against all defendants, as well as control person liability under Section 20(a) of the Securities Exchange Act against the individual defendants. As originally filed in the U.S. District Court for the District of Massachusetts, the Highfields complaint also alleged claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. The factual allegations generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs. In March 2020, the District of Massachusetts court granted defendants’ motion and transferred the case to the U.S. District Court for the District of New Jersey so that the activities in the case could proceed in tandem with the other cases in the District of New Jersey described above. After the transfer, in June 2020, the Highfields plaintiffs voluntarily dismissed their federal lawsuit. The same Highfields plaintiffs the same day then filed a new lawsuit in Massachusetts State Court asserting the same factual allegations as in their federal lawsuit and alleging only Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In September 2020, the defendants submitted a motion to dismiss' plaintiffs filed an opposition in late October; defendants’ reply is due in mid-November 2020.

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

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purported to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleged violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contended that the Company, in its Form 10‑Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff did not provide an estimate of class damages. The court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April

Perrigo Company plc - Item 1
Note 14

12, 2019, which named the same defendants, asserted the same class period, and invoked the same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period (March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contends that Perrigo’s disclosures about the Irish tax audit were inadequate beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeats many of the allegations of the April 2019 amended complaint. The second amended complaint alleges violations of Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss, and the motion was fully briefed. On January 23, 2020, the court granted the motion to dismiss in part and denied it in part, dismissing Mr. Roehrhoff as a defendant and dismissing allegations of inadequate disclosures related to the audit by Irish Revenue during the period March 2018 through October 30, 2018. The court permitted the plaintiffs to pursue their claims against us, Mr. Kessler, and Mr. Winowiecki related to disclosures after Perrigo received the October 30, 2018 audit findings letter and later events through December 20, 2018. The defendants filed answers on February 13, 2020 denying liability, and the court held a scheduling conference on February 28, 2020, and issued a scheduling order on March 3, 2020. Discovery on the remaining issues is underway. Plaintiffs filed a motion for class certification, which was granted in September 2020. We intend to defend the lawsuit vigorously.

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings pending the resolution of proceedings in the United States. Perrigo filed a further request for a stay in February 2020, and the court granted the stay indefinitely. The plaintiff has filed a motion to lift the stay; Perrigo has filed an opposition; the court has requested further briefing from the plaintiff. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 1
Note 14

allegedly caused to the Company. In response, the Company reminded the shareholder that any derivative claim can only proceed in accordance with Irish law, the law that governs the Company’s internal affairs. The shareholder responded that he would file a lawsuit asserting derivative claims.

On October 2, 2019, the shareholder filed a derivative action in the U.S. District Court for the District of New Jersey styled Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford, et al. The case was assigned to the same judges who are handling the Roofers' Pension Fund securities class action and related opt out cases described above. In addition to the Company, the lawsuit names as defendants current Board members Alford, Classon, Karaboutis, Kindler, O’Connor, Parker, and Samuels, current CEO Kessler, former Board members Smith, Brlas, Cohen, Fouse, Hoffing, Jandernoa, Kunkle, and Morris, former CEO Hendrickson, former CEO Papa, former CFO Brown, former CFO Winowiecki, and former Executive Vice Presidents Boothe and Coucke. The lawsuit seeks to authorize the shareholder to pursue claims on behalf of the Company against all the individual defendants for breach of their fiduciary duties and for unjust enrichment, and against the current director defendants, former director Mr. Smith, and current CEO Mr. Kessler for violations of Securities Exchange Act §§ 14(a) (proxy statement disclosures) and 29(b) (disgorgement as a result of alleged violations of § 14(a)). The complaint alleges that the following events indicate that the individuals in their respective capacities failed to exercise appropriate control over the management of the Company and made inadequate public disclosures concerning the integration of Omega after acquisition; the Company’s past and prospective organic growth; the defense against the Mylan 2015 tender offer; the alleged collusive pricing activities regarding generic prescription products; the accounting by the Company for the Tysabri® royalty stream; the 2018 Irish tax audit including potential liabilities for Irish taxes; and the April 2019 assertion of tax liabilities by the U.S. Internal Revenue Service (many of these factual events also underlie the multiple securities cases discussed earlier in this Note 14). All defendants have filed motions to dismiss asserting various reasons to dismiss. Plaintiff filed his opposition in March 2020. Defendants’ filed replies in support of dismissal in June 2020. The court granted the motion to dismiss without prejudice on August 21, 2020. No appeal or other proceedings have been filed by the plaintiff. Therefore, we consider this case to have ended.

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Missouri, New Jersey and Illinois and in the Southern District of Mississippi alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve a legacy talcum powder product that has not been manufactured by the Company since 1999.  One of the pending actions involves a current prescription product that contains talc as an excipient. The Company has been named in 32 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits.

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

In February 2020, the resulting actions involving Zantac® and other ranitidine products were transferred for coordinated pretrial proceedings to a Multi-District Litigation (In re Zantac®/Ranitidine Products Liability Litigation MDL No. 2924) in the U.S. District Court for the Southern District of Florida. This MDL now includes three master complaints. The Company is named in two of those: the Master Personal Injury Complaint and the Consolidated Consumer Class Action Complaint.

Perrigo Company plc - Item 1
Note 14

As of October 6, 2020, the Company has been named in forty-two of the MDL’s consolidated personal injury lawsuits in various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws. The Company has also been named in a Complaint brought by the New Mexico Attorney General based on the following theories: violation of a New Mexico public nuisance statute, NMSA 30-8-1 to -14; common law nuisance; and negligence and gross negligence. The Company is named in this lawsuit with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. This action has been noticed to the MDL, but the New Mexico Attorney General is opposing consolidation. Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these and other consolidated cases. We intend to defend all of these lawsuits vigorously.

Acetaminophen

The Company has received requests for indemnification and defense of several consumer fraud claims involving its store brand infants’ and children’s acetaminophen products. In September 2020, the Company was directly named as a defendant in one suit filed in the Central District of California. The Company has also received 14 different claims for indemnification or defense from 9 different retailers for lawsuits filed in California, Illinois and Pennsylvania, with nationwide class action allegations.

The Plaintiffs generally allege that the children’s and infants’ acetaminophen products have identical drug concentration amounts, yet the infants’ product costs more than the children’s product and consumers have been misled into purchasing the more expensive product. The Company will aggressively defend the suit in which it is named and is continuing to assess whether, or to what extent, the Company may contribute in the lawsuits filed against its retail customers.

NOTE 15 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Beginning balance	$9.8	$23.8	$19.6	$24.0
Additional charges	0.8	5.2	1.9	23.3
Payments	(2.9)	(7.0)	(13.8)	(25.0)
Non-cash adjustments	0.2	(0.5)	0.2	(0.8)
Ending balance	$7.9	$21.5	$7.9	$21.5

The charges incurred during the three and nine months ended September 26, 2020 were primarily associated with actions taken to streamline the organization.

The charges incurred during the three and nine months ended September 28, 2019 were primarily associated with the reorganization of our executive management team and other actions taken to streamline the organization. Of the amount recorded during the nine months ended September 28, 2019, $10.8 million related primarily to the sales force reorganization in France within the CSCI segment.

There were no other material restructuring programs that significantly impacted any other reportable segments for the three and nine months ended September 26, 2020 or September 28, 2019. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $7.9 million liability for employee severance benefits is expected to be paid within the next year.

Perrigo Company plc - Item 1
Note 16

NOTE 16 – SEGMENT INFORMATION

Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company.

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	September 26, 2020	December 31, 2019
CSCA	$4,747.2	$3,990.2
CSCI	4,606.9	4,682.7
RX	2,221.9	2,628.5
Total	$11,576.0	$11,301.4

	Three Months Ended
	September 26, 2020			September 28, 2019
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$664.0	$123.6	$12.4	$613.3	$81.3	$12.6
CSCI	339.0	10.2	40.2	347.5	13.2	43.3
RX	210.7	(180.6)	21.3	230.3	19.7	22.8
Unallocated	—	(48.7)	—	—	(59.8)	—
Total	$1,213.7	$(95.5)	$73.9	$1,191.1	$54.4	$78.7

	Nine Months Ended
	September 26, 2020			September 28, 2019
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$1,992.2	$354.5	$38.6	$1,777.2	$283.3	$31.9
CSCI	1,042.8	45.7	116.9	1,025.8	18.4	130.4
RX	738.8	(81.2)	63.8	711.6	95.0	65.4
Unallocated	—	(151.4)	—	—	(185.0)	—
Total	$3,773.8	$167.6	$219.3	$3,514.6	$211.7	$227.7

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

•
On June 19, 2020, Perrigo Finance Unlimited Company (“Perrigo Finance”) issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the “2020 Notes") and received net proceeds of $737.1 million after fees and market discount. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2020 Notes will mature on June 15, 2030. The 2020 Notes are governed by the 2020 Indenture. The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and, no other subsidiary of Perrigo guarantees the 2020 Notes. There are no restrictions under the 2020 Notes on Perrigo's ability to obtain funds from its subsidiaries. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture. On July 6, 2020, the net proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021 (collectively, the "2021 Notes"). The balance will be used for general corporate purposes which may include the repayment or redemption of additional indebtedness. As a result of the early redemption of the 2021 Notes, during the three months ended September 26, 2020, we recorded a loss of $20.0 million in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts.

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

Perrigo Company plc - Item 2
Executive Overview

Impact of COVID-19 Pandemic

We have been impacted by the novel coronavirus (COVID-19) global pandemic and the responses by government entities to combat the virus. We currently continue to operate in all our jurisdictions and are complying with the rules and guidelines prescribed in each jurisdiction. We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies. Our first priority has been, and will continue to be, the safety of our employees who continue to come to work and are dedicated to keeping our essential products flowing into the market. We have taken extra precautions at our facilities to help ensure the health and safety of our employees that are in line with guidance from global and local health authorities. Among other precautions implemented, we have generally restricted access to our production facilities worldwide to essential employees only and permitted a limited number of nonessential employees into other facilities with a strict approval process, implemented a multi-step pre-screening access process before an employee can enter a facility, communicated regularly with employees and provided education and implemented controls related to physical distancing and hygiene measures, implemented remote work arrangements where appropriate, restricted business travel, and prioritized production of essential products for several months following the initial outbreak. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

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

During the nine months ended September 26, 2020, we have experienced a number of changes in product sales mix across all our Segments, which we attribute to consumer and customer behavior surrounding the COVID-19 pandemic. In March and April of 2020, we experienced a surge in demand for certain of our essential health-care and self-care products in both the CSCA and CSCI segments. This was followed by a slow-down in demand in May and June in both the CSCA and CSCI segments for some of the products in which we previously saw surges, which we attribute primarily to consumer pantry de-load. In the third quarter, demand in our CSCA segment normalized and was not significantly impacted by the pandemic. Our CSCI segment also experienced lower consumer demand during the second and third quarters, with some improvement in the third quarter, for certain other self-care products that were impacted by the movement and social distancing restrictions put in place to combat spreading of the virus, such as travel bans, country lock-downs and school closings. In March and April of 2020 our RX segment saw strong demand for Albuterol. In the latter half of the second quarter, our RX segment experienced a decrease in demand for base products due to lower volume of U.S. prescriptions from pandemic and lock down-related reductions in doctor visits, which partially rebounded in the third quarter. Also in the third quarter, we voluntarily recalled Albuterol and established an estimated recall reserve. Consequently, on a year-to-date basis, after accounting for both the positive and negative sales impacts related to the pandemic, excluding Albuterol, we believe COVID-19 did not significantly impact our consolidated net sales.

In the same time frame, we had incremental operating costs of approximately $11.0 million related to COVID-19 and estimate that full year incremental operating costs will be between $15.0 million to $20.0 million, primarily related to the precautions implemented to keep our employees safe and properly rewarded during the pandemic as well as increased material costs. We also experienced a decrease in our effective tax rate due to

Perrigo Company plc - Item 2
Executive Overview

additional interest and depreciation deductions provided for in the CARES Act enacted on March 27, 2020 resulting in a reduction of income tax expense by approximately $30.8 million during the nine months ended September 26, 2020. Given our financial strength, we expect to continue to maintain sufficient liquidity as we manage through the current environment.

Moving forward, whether the trends we've experienced in our segments will continue or change is uncertain and will likely depend on the duration and severity of the COVID-19 pandemic and the annual cold and flu season. If the pandemic intensifies or there is a second wave, it is possible that we could see another surge in demand for our essential self-care products. However, this could lead to continued lower demand for certain self-care products in our CSCI segment, as well as products in our RX segment. Additionally, we could experience continued slow-down in demand for our essential products sold in the initial sales surge if consumers continue to pantry de-load, all of which could depend on the duration and severity of the COVID-19 pandemic and related illnesses.

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	September 26, 2020	September 28, 2019
Net sales	$1,213.7	$1,191.1
Gross profit	$428.1	$412.8
Gross profit %	35.3%	34.7%
Operating income (loss)	$(95.5)	$54.4
Operating income (loss) %	(7.9)%	4.6%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Three Months Ended September 26, 2020 vs. Three Months Ended September 28, 2019

Net sales increased $22.6 million, or 2%, due to:

•
$19.8 million, or 2%, net increase due primarily to an increase in the CSCA segment of $48.0 million, which includes $24.5 million of demand driven growth across most product categories led by continued consumer channel shifting from traditional brick and mortar outlets to e-commerce and $23.5 million from the acquisition of the oral care assets of High Ridge Brands ("Dr. Fresh"). These gains were partially offset by a $20.5 million decline in net sales in our RX segment as $23.0 million in pre-recall albuterol sulfate inhalation

Perrigo Company plc - Item 2
Consolidated

aerosol ("Albuterol") sales were more than offset by the establishment of the estimated Albuterol recall reserve of $31.2 million and $8.7 million from discontinued lower margin distribution products. Due primarily to pandemic-related consumer behavior, net sales in our CSCI segment decreased $7.8 million as lower demand in certain product categories more than offset increased demand in other categories; and

•	$2.8 million increase due primarily to:

◦	$10.0 million increase primarily from favorable Euro foreign currency translation; and

◦	$9.2 million increase due to the absence of the Ranitidine retail market withdrawal included in the prior year period; partially offset by

◦
$16.4 million decrease due to our divested Rosemont pharmaceuticals business and Canoderm prescription product, both previously included in our CSCI segment, and our divested animal health business previously included in our CSCA segment.

Operating income decreased $149.9 million, or 276%, due to:

•
$15.3 million increase in gross profit due primarily to increased net sales as described above, which were partially offset by the net charge of $22.5 million from the Albuterol recall and an increase in commodity costs for a certain OTC brand. Gross profit as a percentage of net sales increased 60 basis points due primarily to the absence of the Ranitidine retail market withdrawal included in the prior year period, partially offset by the net charge from the Albuterol recall and unfavorable product mix; more than offset by

•	$165.2 million increase in operating expenses due primarily to:

◦
A $202.4 million goodwill impairment charge in the current year period related to RX goodwill, partially offset by the absence of a $10.8 million impairment charge related to a definite-lived intangible asset in the prior year period; partially offset by

◦	The absence of $12.5 million in acquisition and integration-related charges related to the acquisition of Ranir in the prior year period;

◦	The absence of a $7.1 million asset abandonment charge related to our waste water treatment plant in Vermont recorded in the prior year period;

◦	$4.4 million decrease in restructuring expenses that were related primarily to the reorganization of our executive management team; and

◦	$4.0 million insurance reimbursement received in the current year period.

Nine Month Comparison

	Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019
Net sales	$3,773.8	$3,514.6
Gross profit	$1,346.0	$1,292.5
Gross profit %	35.7%	36.8%
Operating income	$167.6	$211.7
Operating income %	4.4%	6.0%

Perrigo Company plc - Item 2
Consolidated

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Nine Months Ended September 26, 2020 vs. Nine Months Ended September 28, 2019

Net sales increased $259.2 million, or 7% due to:

•
$334.6 million, or 10%, net increase due primarily to an increase in the CSCA segment of $259.5 million, including $142.0 million from our acquisitions of Ranir and Dr. Fresh and $117.5 million of demand driven growth across most product categories, which was due primarily to increased consumer COVID-19 related demand and benefited from strong e-commerce performance, and the incremental impact of new product sales. In our CSCI segment, net sales increased $50.4 million due primarily to Ranir and Dr. Fresh contributing $40.6 million and an overall increase from the incremental impact of new product sales and increased demand in certain product categories more than offsetting the decrease in demand of other categories, both due to pandemic-related factors, and discontinued products of $5.3 million. The $24.7 million increase in the RX segment was due primarily to pre-recall Albuterol sales of $142.7 million and an increase of $24.4 million in other new product offerings. These increases were partially offset by pricing pressure, a decline in the base business due to lower prescription volumes related to the pandemic and lock down-related reductions in doctor visits, $31.2 million for the establishment of the estimated Albuterol recall reserve, and $24.4 million of discontinued lower margin distribution products; further partially offset by

•	$75.4 million decrease due primarily to:

◦
$65.3 million decrease due to our divested Rosemont pharmaceuticals business and Canoderm prescription product, both previously included in our CSCI segment, and our divested animal health business previously included in our CSCA segment; and

◦	$19.3 million decrease primarily from unfavorable Euro and Peso foreign currency translation; partially offset by

◦	$9.2 million increase due to the absence of the Ranitidine retail market withdrawal included in the prior year period.

Operating income decreased $44.1 million, or 21%, due to:

•
$53.5 million increase in gross profit due primarily to increased net sales as described above, which were partially offset by the net charge of $22.5 million from the Albuterol recall, operational inefficiencies, increased labor and overhead costs associated with the COVID-19 pandemic, and an increase in commodity costs for a certain OTC brand. Gross profit as a percentage of net sales decreased 110 basis points due primarily to the gross profit factors discussed above and unfavorable product mix; more than offset by

Perrigo Company plc - Item 2
Consolidated

•	$97.6 million increase in operating expenses due primarily to:

◦
A $202.4 million goodwill impairment charge in the current year period related to RX goodwill, partially offset by the absence of $42.9 million of impairment charges related to definite-lived intangible assets and IPR&D assets in the prior year period; further offset by

◦	$25.7 million decrease in restructuring expenses related primarily to the reorganization of our sales force in France and the reorganization of our executive management team in the prior year;

◦
$26.5 million decrease in administration expenses due primarily to a reduction in legal and professional fees, the absence of acquisition and integration-related charges related to the acquisition of Ranir, the absence of expenses from the divested animal health business, and a reduction in employee related expenses, partially offset by an increase in insurance expense, the inclusion of expenses from our acquisitions of Ranir and Dr. Fresh, and incremental costs of operating in the current COVID-19 environment, including employee bonuses and costs related to measures implemented to keep employees safe;

◦
$8.1 million decrease in selling expense due primarily to the reduction in selling, advertising, and promotion expenses in response to consumer sentiment and behavior during the COVID-19 pandemic in the CSCI segment and the absence of expenses from the divested animal health business, partially offset by the inclusion of expenses from our acquisitions of Ranir and Dr. Fresh; and

◦	The absence of a $7.1 million asset abandonment charge related to our waste water treatment plant in Vermont taken in the prior year period.

Recent Developments

Internal Revenue Service Complaint

As previously disclosed, on August 15, 2017, we filed a complaint in the United States District Court for the Western District of Michigan to recover $163.6 million of Federal income tax, penalties, and interest assessed and collected by the IRS, plus statutory interest thereon from the dates of payment, for the fiscal tax years ended June 27, 2009, June 26, 2010, June 25, 2011, and June 30, 2012. In response to our complaint, the United States District Court for Western District of Michigan scheduled a new trial date for January 26, 2021 (refer to Item 1. Note 13).

Internal Revenue Service Notice of Proposed Adjustment

As previously disclosed, on April 26, 2019, we received a revised Notice of Proposed Adjustment ("NOPA") from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. Accordingly, on April 14, 2020, we filed a request for Competent Authority Assistance with the IRS (refer to Item 1. Note 13). The request was accepted and is under review.

Internal Revenue Service Notice of Proposed Adjustment

On May 7, 2020, we received a final NOPA from the IRS, which was unchanged from the draft NOPA previously received, regarding the deductibility of interest related to the IRS audit of Perrigo Company for the years ended June 28, 2014 and June 27, 2015. We strongly disagree with the IRS position and are pursuing all available administrative and judicial remedies (refer to Item 1. Note 13).

Irish Tax Appeals Commission Notice of Amended Assessment

On October 30, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013 relating to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec from Elan Pharma. We strongly disagree with this assessment and believe that the Notice of Amended Assessment ("NoA") is without merit and incorrect as a matter of law and appealed the assessment to the Tax Appeals Commission. Separately, we were granted leave by the Irish High Court on February 25, 2019 to seek

Perrigo Company plc - Item 2
Consolidated

judicial review of the issuance of the NoA by Irish Revenue. The High Court held a hearing in June 2020 regarding the judicial review case and on November 4, 2020 ruled that the NoA did not violate our rights and legitimate expectations as a taxpayer. Because the Irish High Court did not quash the NoA in the judicial review case, absent an appeal by Elan Pharma in the judicial review case, the amended assessment can be examined on its merits by the Irish Tax Appeals Commission (refer to Item 1. Note 13).

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•
In March and April of 2020, we experienced a surge in demand for many of our OTC and infant nutrition products, which we attributed to consumer reaction to the outbreak of COVID-19. In May and June, the initial surge slowed, and we experienced a decrease in demand for some of these products, which we attributed primarily to consumers' de-load of pantry stocking that occurred during the initial March and April surge. During the third quarter, demand normalized and COVID-19 did not have a significant impact on our net sales. It is possible that we could still experience a lower demand for some of the products sold in the initial surge if consumers continue to pantry de-load, however, this could depend on the duration and severity of the COVID-19 pandemic and related illnesses. Alternatively, it is possible that we could experience another surge in demand if a concentrated wave of COVID-19 occurs.

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

•
On April 6, 2020, we received approval from the U.S. Food and Drug Administration on our abbreviated new drug application ("ANDA") for OTC diclofenac sodium topical gel 1%, the store brand equivalent to Voltaren® gel. On September 8, 2020, we launched this product to our retail partners under store brand labels, which provides consumers with a high-quality, value alternative for the temporary relief of arthritis pain.

•
On April 1, 2020, we acquired Dr. Fresh for total purchase consideration of $113.0 million, subject to customary post-closing adjustments, including a working capital settlement. After post-closing adjustments as of September 26, 2020, total cash consideration paid was $106.0 million. This acquisition includes the children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands, and a licensing portfolio. The addition of these brands positions us as the number one fastest-growing value brand player in the children’s oral care category and the licensing portfolio will enable creative solutions for our customers (refer to Item 1. Note 3).

•
On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $26.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized $25.1 million as a brand-named intangible asset. The remainder of the purchase price was allocated to working capital. The acquisition, which includes a portfolio of antibacterial toothbrush protectors, kids’ toothbrush protectors and tongue cleaners, complements our current portfolio of oral self-care products, and leverages our manufacturing and marketing platform (refer to Item 1. Note 3).

Perrigo Company plc - Item 2
CSCA

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	September 26, 2020	September 28, 2019
Net sales	$664.0	$613.3
Gross profit	$217.1	$185.1
Gross profit %	32.7%	30.2%
Operating income	$123.6	$81.3
Operating income %	18.6%	13.3%

Three Months Ended September 26, 2020 vs. Three Months Ended September 28, 2019

Net sales increased $50.7 million, or 8%, due to:

•
$48.0 million, or 8%, net increase due primarily to an increase of $23.5 million from our acquisition of Dr. Fresh and demand driven growth across most product categories benefiting from e-commerce growth as consumers continued to shift purchasing towards online where we have greater market share, which more than offset lower traditional brick and mortar purchases. More specifically, OTC net sales growth of $15.5 million was driven by strong demand in the pain, allergy, and digestive health categories, resulting from strong e-commerce growth and incremental new product sales including Prevacid®, Diclofenac sodium topical gel 1%, and Esomeprazole Mini. These increases were partially offset by a decrease in sales of cough and cold products included in our upper respiratory category due to a weaker start to the cough and cold season and normal pricing pressure. Nutrition net sales growth of $5.5 million was due primarily to new product sales from an infant formula launch at a major retailer in the prior year, greater shipments in the infant formula contract manufacturing business, and e-commerce growth, which were partially offset by multi-year pricing contracts. Growth in the oral self-care category was driven by strong e-commerce performance and

•	$2.7 million increase due primarily to:

◦	$7.4 million increase due to the absence of the Ranitidine retail market withdrawal included in the prior year period; partially offset by

◦	$2.9 million decrease from unfavorable Mexican peso foreign currency translation; and

◦	$1.8 million decrease related to our divested animal health business.

Operating income increased $42.3 million, or 52%, due primarily to:

•
$32.0 million increase in gross profit due primarily to increased net sales as described above. Gross profit as a percentage of net sales increased 250 basis points due primarily to the absence of the Ranitidine retail market withdrawal included in the prior year period and higher margin new product sales, partially offset by normal pricing pressure; and

•
$10.3 million decrease in operating expenses due primarily to the absence of a $7.1 million asset abandonment charge related to our waste water treatment plant in Vermont taken in the prior year period and a $4.0 million insurance reimbursement received in the current year period.

Nine Month Comparison

Perrigo Company plc - Item 2
CSCA

	Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019
Net sales	$1,992.2	$1,777.2
Gross profit	$632.2	$565.9
Gross profit %	31.7%	31.8%
Operating income	$354.5	$283.3
Operating income %	17.8%	15.9%

Nine Months Ended September 26, 2020 vs. Nine Months Ended September 28, 2019

Net sales increased $215.0 million, or 12%, due to:

•
$259.5 million, or 15%, net increase due primarily to an increase of $142.0 million from our acquisitions of Ranir and Dr. Fresh and demand driven growth across most product categories, which was due primarily to increased consumer COVID-19 related demand and benefited from strong e-commerce performance. More specifically, OTC net sales growth of $100.5 million across most product categories was due primarily to the net increase of consumer COVID-19 related demand, overall market growth, favorable consumer conversion in digestive health products, and the incremental impact of new product sales led by Prevacid®, Diclofenac sodium topical gel 1%, and Esomeprazole Mini. All of these drivers benefited from continued robust e-commerce growth. These increases were partially offset by normal pricing pressure on certain products. Nutrition net sales growth of $11.4 million was due primarily to new product sales from an infant formula launch at a major retailer in the prior year, partially offset by multi-year pricing contracts and a $5.8 million decrease due to discontinued products. In the oral self-care category, growth was driven by the incremental impact of new product sales benefiting from e-commerce growth; partially offset by

•	$44.5 million decrease due primarily to:

◦	$43.7 million decrease due to our divested animal health business; and

◦	$8.2 million decrease from unfavorable Mexican peso foreign currency translation; partially offset by

◦	$7.4 million increase due to the absence of the Ranitidine retail market withdrawal included in the prior year period.

Operating income increased $71.2 million, or 25%, due to:

•
$66.3 million increase in gross profit due primarily to increased net sales as described above, partially offset by operating inefficiencies at one of our infant nutrition facilities as well as increased labor and overhead costs associated with the COVID-19 pandemic. Gross profit as a percentage of net sales decreased 10 basis points due primarily to the operating inefficiencies described above, pricing pressure on certain products, and the divested animal health business, partially offset by the absence of the Ranitidine retail market withdrawal included in the prior year period, and higher margin new product sales; and

•	$4.9 million decrease in operating expenses due primarily to:

◦
The absence of a $7.1 million asset abandonment charge related to our waste water treatment plant in Vermont taken in the prior year period and a $4.0 million insurance reimbursement received in the current year period; partially offset by

◦
$6.3 million increase in selling and administration expenses due primarily to the inclusion of expenses from our acquisitions of Ranir and Dr. Fresh and an increase in promotion expenses on branded products, partially offset by a reduction in employee related expenses and the absence of expenses from the divested animal health business.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

Perrigo Company plc - Item 2
CSCI

•
Throughout the year, we experienced demand shifts for certain products, which we attributed to consumer reactions related to the COVID-19 pandemic and the movement and social distancing restrictions put in place to combat spreading of the virus, such as travel bans, and country lock-downs. Certain products in our pain and sleep-aids and vitamins, minerals and supplements ("VMS") categories increased, while products in our skincare and personal hygiene, and healthy lifestyle categories decreased. It is possible that demand in our skincare and personal hygiene, and healthy lifestyle categories may continue to decrease due to continued movement and social distancing restrictions, which could depend on the duration and severity of the COVID-19 pandemic and related illnesses.

•
On August 7, 2020, we entered into a definitive agreement to acquire three Eastern European OTC dermatological skincare and hair loss treatment brands, Emolium®, Iwostin®, and Loxon® from Sanofi for €52.0 million and additional consideration for the transfer of related inventory on hand. On October 30, 2020, the transaction closed for €53.3 million (approximately $62.0 million), subject to post-closing conditions. The acquisition will be accounted for as a business combination. This transaction builds on our self-care transformation and strengthens our skincare and personal hygiene portfolio.

•
Consistent with our strategy to reconfigure our portfolio to focus on our consumer self-care businesses, on June 19, 2020, we completed the sale of our U.K.- based Rosemont Pharmaceuticals business, a generic prescription pharmaceuticals manufacturer focused on liquid medicines, to a U.K. headquartered private equity firm for cash consideration of £155.6 million (approximately $195.0 million), which resulted in a pre-tax loss of $18.7 million (refer to Item 1. Note 3).

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

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions)	September 26, 2020	September 28, 2019
Net sales	$339.0	$347.5
Gross profit	$154.1	$156.3
Gross profit %	45.5%	45.0%
Operating income	$10.2	$13.2
Operating income %	3.0%	3.8%

Three Months Ended September 26, 2020 vs. Three Months Ended September 28, 2019

Net sales decreased $8.5 million, or 2%, due to:

•
$7.8 million, or 2%, net decrease due primarily to lower sales of cough and cold OTC products in the upper respiratory category and lower consumer demand for anti-parasite products in the skincare and personal hygiene category due to pandemic-related consumer behavior, travel bans, social distancing measures, country lock-downs, and school closings, and a $2.9 million decrease from discontinued products. These decreases were partially offset by incremental new product sales including line extensions in the ACO dermatology product and the XLS Forte-Five weight management brand in the skincare and personal hygiene and healthy lifestyle categories, respectively, and higher net sales in our pain and sleep-aids and VMS categories due to pandemic-related consumer behavior; and

•	$14.6 million decrease due to our divested Rosemont pharmaceuticals business and Canoderm prescription product previously included in the Nordic region; partially offset by

Perrigo Company plc - Item 2
CSCI

•	$12.1 million increase from favorable foreign currency translation primarily related to the Euro; and

•	$1.8 million increase due to the absence of the Ranitidine retail market withdrawal included in the prior year period.

Operating income decreased $3.0 million, or 23%, due to:

•
$2.2 million decrease in gross profit due primarily to the decrease in net sales as described above and higher commodity costs for a certain OTC brand. Gross profit as a percentage of net sales increased 50 basis points due primarily to the absence of the Ranitidine retail market withdrawal included in the prior year period, partially offset by the divested Rosemont pharmaceuticals business, unfavorable product mix, and higher commodity costs for a certain OTC brand; and

•
$0.8 million increase in operating expenses due primarily to unfavorable Euro foreign currency translation, partially offset by the absence of expenses from the divested Rosemont pharmaceuticals business and a decrease in administration and restructuring expenses.

Nine Month Comparison

	Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019
Net sales	$1,042.8	$1,025.8
Gross profit	$483.3	$480.0
Gross profit %	46.3%	46.8%
Operating income	$45.7	$18.4
Operating income %	4.4%	1.8%

Nine Months Ended September 26, 2020 vs. Nine Months Ended September 28, 2019

Net sales increased $17.0 million, or 2%, due to:

•
$50.4 million, or 5%, net increase due primarily to a $40.6 million increase from our acquisitions of Ranir and Dr. Fresh and an increase in demand for products in our pain and sleep-aids and VMS categories due to pandemic-related consumer behavior. The segment also benefited from the incremental impact of new product sales, including line extensions in the ACO dermatology product line and the XLS Forte-Five weight management brand in the skincare and personal hygiene and healthy lifestyle categories, respectively. These increases were partially offset by lower consumer demand of certain self-care products in the upper respiratory, skincare and personal hygiene and healthy lifestyle categories due to pandemic-related consumer behavior, travel bans, social distancing measures as well as country lock-downs and discontinued products of $5.3 million; partially offset by

•	$33.4 million decrease due primarily to:

◦	$21.6 million decrease due to our divested Rosemont pharmaceuticals business and Canoderm prescription product previously included in the Nordic region; and

◦	$13.6 million decrease from unfavorable foreign currency translation primarily related to the Euro; partially offset by

◦	$1.8 million increase due to the absence of the Ranitidine retail market withdrawal included in the prior year period.

Perrigo Company plc - Item 2
CSCI

Operating income increased $27.3 million, or 148%, due to:

•
$3.3 million increase in gross profit due primarily to increased net sales as described above, partially offset by higher commodity costs for a certain OTC brand. Gross profit as a percentage of net sales decreased 50 basis points due primarily to the addition of the oral self-care category, which has a relatively lower gross margin than the overall portfolio, unfavorable product mix, and an increase in commodity costs, partially offset by positive pricing trends and the absence of the Ranitidine retail market withdrawal included in the prior year period; and

•	$24.0 million decrease in operating expenses due primarily to:

◦
$18.1 million decrease in selling and administration expenses due primarily to a reduction in selling, advertising, and promotion expenses in response to consumer sentiment and behavior during the COVID-19 pandemic, partially offset by the inclusion of expenses from our acquisitions of Ranir and Dr. Fresh; and

◦	$10.4 million decrease due to the absence of restructuring expenses related to the reorganization of our sales force in France; partially offset by

◦	$4.1 million increase in R&D expenses towards continued innovation efforts.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•
We experienced more moderate pricing reductions compared to the prior year in our RX segment, but pricing erosion continues due to approvals for products competing with our portfolio and overall competitive pressures. We expect some softness in pricing to continue to impact the segment for the foreseeable future.

•
On September 17, 2020, we initiated a voluntary nationwide recall to the retail level of Albuterol as a result of complaints from patients that some units may not dispense due to clogging. Corrective action plans are underway and a definitive time-line for product reintroduction has not been determined at this time. As a result of the recall, we recorded a net charge of $22.5 million in our Condensed Consolidated Statements of Operations during the third quarter. We launched Albuterol in the first quarter of 2020 after receiving approval from the U.S. Food and Drug Administration on our abbreviated new drug application on February 24, 2020, along with our partner Catalent Pharma Solutions.

•
During the three months ended September 26, 2020, our RX U.S. reporting unit had an indication of potential impairment primarily from the stoppage of production and distribution of Albuterol and voluntary nationwide recall at the retail level, combined with a decline in market multiples. We prepared an impairment test as of September 26, 2020, determined the carrying value of the RX U.S. reporting unit exceeded its estimated fair value and recorded a goodwill impairment of $202.4 million.

•
Starting in the second quarter, with a partial rebound in the third quarter, we experienced a reduction in demand for certain of our existing base products due to lower prescription volumes related to pandemic and lock-down-related reductions in doctor visits. The decrease in demand of existing base products was market-wide and did not result in market share loss.

Segment Financial Results

Three Month Comparison

Perrigo Company plc - Item 2
RX

	Three Months Ended
(in millions)	September 26, 2020	September 28, 2019
Net sales	$210.7	$230.3
Gross profit	$57.0	$71.4
Gross profit %	27.0%	31.0%
Operating income (loss)	$(180.6)	$19.7
Operating income (loss) %	(85.7)%	8.5%

Three Months Ended September 26, 2020 vs. Three Months Ended September 28, 2019

Net sales decreased $19.6 million, or 9%, due primarily to:

•
$20.5 million, or 9%, net decrease due primarily to $23.0 million in pre-recall Albuterol sales being more than offset by the establishment of the estimated Albuterol recall reserve of $31.2 million, $8.7 million from discontinued lower margin distribution products, and a slight decline in the base business. Net sales increased from other new products by $3.0 million, mainly from the Scopolamine patch relaunch.

Operating income decreased $200.3 million, or 1,017%, primarily due to:

•	$14.4 million decrease in gross profit, and a 400 basis point decrease in gross profit as a percentage of net sales, due primarily to the net charge of $22.5 million from the Albuterol recall; and

•
$185.9 million increase in operating expenses due primarily to the $202.4 million goodwill impairment charge in the current year period, partially offset by the absence of a $10.8 million impairment charge related to a definite-lived intangible asset in the prior year period and a decrease in R&D expenses driven by lower clinical study costs.

Nine Month Comparison

	Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019
Net sales	$738.8	$711.6
Gross profit	$230.6	$246.5
Gross profit %	31.2%	34.6%
Operating income (loss)	$(81.2)	$95.0
Operating income (loss) %	(11.0)%	13.4%

Nine Months Ended September 26, 2020 vs. Nine Months Ended September 28, 2019

Net sales increased $27.2 million, or 4%, due primarily to:

•
$24.7 million, or 3%, net increase due primarily to $142.7 million from Albuterol sales prior to the recall and an increase of $24.4 million in other new product sales driven by the Scopolamine relaunch and Diclofenac sodium topical gel 1%. These increases were partially offset by pricing pressure, including for testosterone gel 1.62% (which still had 180-day market exclusivity in the prior year period), a decline in the base business, which was due to lower prescription volumes related to pandemic and lock-down-related reductions in doctor visits, $31.2 million for the establishment of the estimated Albuterol recall reserve, and $24.4 million of discontinued lower margin distribution products.

Operating income decreased $176.2 million, or 185%, due to:

•
$15.9 million decrease in gross profit due primarily to the net charge of $22.5 million from the Albuterol recall and third party operational inefficiencies on partnered products, offset by the increase in net sales as

Perrigo Company plc - Item 2
RX

described above. Gross profit as a percentage of net sales decreased 340 basis points, due primarily to the gross profit factors discussed above and pricing pressure; and

•
$160.3 million increase in operating expenses due primarily to the $202.4 million goodwill impairment in the current year period, partially offset by the absence of $38.7 million of impairment charges related to definite-lived intangible assets in the prior year period and a decrease in selling and administration costs related primarily to a reduction in employee related expenses.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Nine Months Ended
September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
$48.6	$59.8	$151.3	$185.1

The decrease of $11.2 million in unallocated expenses during the three months ended September 26, 2020 compared to the prior year period was due primarily to the absence of $12.5 million in acquisition and integration-related charges related to the acquisition of Ranir and a $5.6 million decrease in legal and consulting fees, partially offset by an increase of $3.2 million in insurance related expenses.

The decrease of $33.8 million in unallocated expenses during the nine months ended September 26, 2020 compared to the prior year period was due primarily to a $27.9 million decrease in legal and consulting fees, a $13.3 million decrease in Restructuring expense related primarily to the reorganization of our executive management team, and the absence of $12.5 million in acquisition and integration-related charges related to the acquisition of Ranir, partially offset by an increase of $12.8 million in employee incentive compensation expenses, which included COVID-19 bonuses for production employees, and an increase of $11.7 million in insurance related expenses.

Change in Financial Assets, Interest expense, net, Other (income) expense, net and Loss on extinguishment of debt (Consolidated)

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Change in financial assets	$(22.2)	$(2.6)	$(25.9)	$(18.5)
Interest expense, net	$34.0	$30.5	$97.6	$90.4
Other (income) expense, net	$0.4	$(71.0)	$17.1	$(65.6)
Loss on extinguishment of debt	$20.0	$0.2	$20.0	$0.2

Change in Financial Assets

The proceeds from our 2017 sale of the Tysabri® financial asset consisted of $2.2 billion in upfront cash and up to $250.0 million and $400.0 million in contingent milestone payments related to 2018 and 2020, respectively. During the year ended December 31, 2019 we received the $250.0 million contingent milestone payment.

During the three and nine months ended September 26, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $22.2 million and $25.9 million, respectively to $121.2 million, which is recorded on the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets. The adjustments were driven by higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out. During the three and nine months ended September 28, 2019, the fair value of the Royalty Pharma contingent milestone payments increased by $2.6 million and $18.5 million, respectively. These adjustments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018, which triggered the $250.0 million milestone payment received during the first quarter of 2019. There is no contingent milestone based on 2019 sales of Tysabri®. In order for us to receive the remaining contingent milestone payment of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement, in 2020 must exceed $351.0 million. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $121.2 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $278.8 million in Change in financial assets on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 6).

Interest Expense, Net

The $3.5 million increase for the three months ended September 26, 2020, compared to the prior year period was due primarily to a reduction in interest income received and changes in our underlying hedge exposure.

The $7.2 million increase for the nine months ended September 26, 2020, compared to the prior year period was due primarily to changes in our underlying hedge exposure and the addition of interest expense on our 2020 Notes and two Promissory Notes related to our equity method investment in Kazmira.

Other (Income) Expense, Net

The $71.4 million increase in expense during the three months ended September 26, 2020 compared to the prior year period was due primarily to the absence of the pre-tax gain of $71.7 million on the sale of our animal health business (refer to Item 1. Note 3).

The $82.7 million increase in expense during the nine months ended September 26, 2020 compared to the prior year period was due primarily to the absence of the pre-tax gain of $71.7 million on the sale of our animal health business and the $18.7 million pre-tax loss on the divestiture of our Rosemont Pharmaceuticals business, partially offset by a decrease of $5.3 million in losses on investment securities (refer to Item 1. Note 3).

Loss on Extinguishment of Debt

During the three months ended September 26, 2020, we recorded a loss of $20.0 million as a result of the early redemption of the 2021 Notes, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts (refer to Item 1. Note 10).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(21.1)%	5.2%	78.9%	19.6%

The effective tax rate for the three and nine months ended September 26, 2020 increased compared to the prior period primarily due to non-deductible goodwill impairments and the Base Erosion and Anti-Abuse Tax ("BEAT"), offset by additional interest deductions provided for in the CARES Act and the early adoption of the final and proposed business interest expense deduction limitation regulations in the current period. The CARES Act reduced income tax expense by approximately $30.8 million in the nine months ended September 26, 2020, of which $15.9 million relates to retroactive adjustments to the 2019 tax year while $14.9 million relates to the first, second and third quarters of the 2020 tax year (refer to Item 1. Note 13 for more information on income taxes).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements we regularly consider, among other factors, known trends and uncertainties, such as the Notice of Assessment ("NoA") and the Notices of Proposed Adjustment ("NOPAs"), the current COVID-19 pandemic, and other contingencies. We note that no payment of the additional amounts assessed by Irish Revenue pursuant to the NoA or proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a final determination of the matter is reached that is adverse to us (refer to Item 1. Note 13 for additional information on the NoA and NOPAs). Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, could ultimately require the use of corporate assets to pay such assessments, damages resulting from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NoA, the NOPAs, the COVID-19 pandemic or other contingencies have a material impact on our capital requirements.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Operating Activities

The $227.5 million increase in operating cash inflow was due primarily to:

•	$118.5 million increase in cash from the change in accounts receivable, due primarily to timing of sales and receipt of payments;

•
$56.8 million increase in cash from the change in accrued income taxes, due primarily to the CARES Act and adoption of final and proposed 163(j) regulations, as well as the absence of tax liability on the Royalty Pharma contingent milestone payment received in the prior year;

•
$47.2 million increase in cash from the change in accrued customer programs, due primarily to pricing dynamics in our RX segment, as well as timing of rebate and chargeback payments in our RX and CSCA segments; and

•
$47.0 million increase in cash from the change in net earnings after adjustments for items including deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, share-based compensation, loss on extinguishment of debt, amortization of debt premium, loss (gain) on sale of business, and depreciation and amortization; partially offset by

•
$19.1 million decrease in cash from the change in prepaid expenses, due primarily to an increase in our directors and officers prepaid insurance, payments made for annual prepaid expenses, and a payment made for a transitional service agreement, partially offset by payments received related to our cross currency swap; and

•	$18.5 million decrease in cash from the change in accounts payable, due primarily to the timing of payments and mix of payment terms.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Investing Activities

The $429.5 million decrease in cash used in investing cash flow was due primarily to:

•	$643.5 million increase in cash due to the absence of the cash paid for the acquisition for Ranir, partially offset by the cash paid for the acquisition of Dr. Fresh (refer to Item 1. Note 3);

•
$52.1 million increase in cash due to the decrease in spending on asset acquisitions, primarily related to the purchase of the Steripod® brand for $25.1 million and the Dexsil® brand for approximately $8.0 million, offset by prior year acquisitions, including two ANDAs for generic products for $15.7 million and $49.0 million, and Budesonide Nasal Spray and Triamcinolone Nasal Spray for $14.0 million (refer to Item 1. Note 3); and

•
$4.4 million increase in cash due primarily to the net proceeds from the sale of our Rosemont Pharmaceuticals business, partially offset by the proceeds from the sale of our animal health business (refer to Item 1. Note 3); partially offset by

•	$250.0 million decrease in cash due to the absence of the Royalty Pharma contingent milestone proceeds received in the prior year period (refer to Item 1. Note 6);

•	$15.0 million decrease in cash for the purchase of our equity method investment in Kazmira LLC (refer to Item 1. Note 7); and

•	$14.0 million decrease in cash due to the change in capital spending, primarily to increase tablet and infant formula capacity and for software and technology initiatives.

Cash Generated by (Used in) Financing Activities
The $13.0 million decrease in financing cash flow was due primarily to:

•	$114.0 million decrease in cash due to the increase in payments on long-term debt;

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

•	$19.0 million decrease in cash due to payment of premiums on the early redemption of the 2021 Notes;

•	$9.4 million decrease in cash due to an increase in dividend payments; and

•	$5.7 million decrease in cash due to an increase in deferred financing fees related to the issuance of long-term debt; partially offset by

•	$143.8 million increase in cash for the issuance of long-term debt (refer to Item 1. Note 10).

Dividends

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three and nine months ended September 26, 2020.

Borrowings and Capital Resources

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of September 26, 2020 or December 31, 2019.

Term Loans and Notes

On June 19, 2020, Perrigo Finance issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 and received net proceeds of $737.1 million after fees and market discount. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2020 Notes will mature on June 15, 2030. The 2020 Notes are governed by the 2020 Indenture. The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and, no other subsidiary of Perrigo guarantees the 2020 Notes. There are no restrictions under the 2020 Notes on Perrigo's ability to obtain funds from its subsidiaries. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture. On July 6, 2020, the proceeds of the 2020 Notes were used to fund the redemption of the 2021 Notes. The balance will be used for general corporate purposes, which may include the repayment or redemption of additional indebtedness. As a result of the early redemption of the 2021 Notes, during the three months ended September 26, 2020, we recorded a loss of $20.0 million in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations,

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts.

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

We had $2.9 billion and $2.8 billion outstanding under our notes and bonds as of September 26, 2020 and December 31, 2019, respectively. We had $600.0 million outstanding under our 2019 Term Loan as of both September 26, 2020 and December 31, 2019.

Other Financing

On June, 17 2020, we incurred debt of $34.3 million related to our equity method investment in Kazmira pursuant to two Promissory Notes, with $3.7 million, $5.8 million and $24.8 million to be settled in November 2020, May 2021, and November 2021, respectively (refer to Item 1. Note 7).

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. The balance outstanding under the facilities was $0.3 million as of September 26, 2020. There were no borrowings outstanding under the facilities as of December 31, 2019.

Leases

We had $164.8 million and $158.2 million of lease liabilities and $161.4 million and $157.5 million of lease assets as of September 26, 2020 and December 31, 2019, respectively.

Accounts Receivable Factoring

The total amount factored on a non-recourse basis and excluded from accounts receivable was $6.0 million and $10.0 million at September 26, 2020 and December 31, 2019, respectively.

We are in compliance with all covenants under our debt agreements as of September 26, 2020 (refer to Item 1. Note 9 and Note 10 for more information on all of the above lease activity and debt facilities, respectively).

Credit Ratings

Our credit ratings on September 26, 2020 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and S&P Global Ratings, respectively.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

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
Contractual Obligations and Commitments

Other than the obligations related to the changes in our debt structure from the addition of the 2020 Notes and Promissory Notes related to our equity method investment in Kazmira and redemption of the 2021 Notes, as discussed in Item 1. Note 10, there were no material changes in contractual obligations as of September 26, 2020 from those provided in our 2019 Form 10-K. Below is a revised schedule of our enforceable and legally binding obligations as of September 26, 2020 related to our short and long-term debt arrangements.

	Payment Due
	2020 (2)	2021-2022	2023-2024	After 2024	Total
Short and long-term debt (1)	$37.3	$888.5	$1,290.4	$2,399.4	$4,615.6

(1) Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at September 26, 2020.
(2) Reflects remaining three months of 2020.

Significant Accounting Policies

Other than the adoption of ASU 2016-13 Financial Instruments - Credit Losses (refer to Item 1. Note 1) and ASU 2018-13 Fair Value Measurement Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (refer to Item 1. Note 6), there have been no material changes to the accounting policies disclosed in our 2019 Form 10-K.

Critical Accounting Estimates

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. Below are the updates regarding critical accounting estimates which required judgment in the preparation of our financial statements during the three and nine months ended September 26, 2020. The below disclosures should be read in conjunction with our 2019 Form 10-K.

Change in Financial Assets

We valued our contingent milestone payments from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. As of September 26, 2020, volatility and the estimated fair value of the milestones had a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. Rate of return and the estimated fair value of the milestones had an inverse relationship, such that a lower rate of return correlates with a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

	Three Months Ended
	September 26, 2020	September 28, 2019
Volatility	30.0%	30.0%
Rate of return	6.84%	7.99%

We also consider Biogen’s quarterly Tysabri earnings along with forecasts from third party analysts in our royalty projections. In our estimation process as of September 26, 2020, we considered risks associated with

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

COVID-19 on Tysabri sales in 2020, including but not limited to, the potential for disruptions and delays in dosing of Tysabri in physician office and hospital settings. We will continue monitoring Tysabri earnings and the development of COVID-19 impacts in our quarterly valuation assessment. In order for us to receive the remaining contingent milestone payment of $400.0 million, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement, in 2020 must exceed $351.0 million. If Royalty Pharma payments from Biogen for Tysabri® sales do not meet the prescribed threshold in 2020, we will write off the $121.2 million asset and record a loss. If the prescribed threshold is exceeded, we will increase the asset to $400.0 million and recognize income of $278.8 million in Change in financial assets on the Condensed Consolidated Statements of Operations (refer to Item 1. Note 6).

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

We reviewed our reporting units for impairment indicators during the three months ended September 26, 2020.  We evaluated the weighted average cost of capital, market multiples, and forecasted cash flows of each reporting unit, among other factors.

Our RX U.S. reporting unit had an indication of potential impairment during the three months ended September 26, 2020 driven primarily by the stoppage of production and distribution of albuterol sulfate inhalation aerosol and voluntary nationwide recall to the retail level, after we learned that some units may not dispense due to clogging, combined with a decline in market multiples. We prepared a quantitative analysis as of September 26, 2020 and determined the carrying value of the RX U.S. reporting unit exceeded its estimated fair value. We recognized a goodwill impairment of $202.4 million, leaving $811.1 million of goodwill in this reporting unit after the impairment. The RX U.S. reporting unit is at risk for future impairments if it experiences further deterioration in business performance or market multiples or increases in discount rates.

Our Branded Consumer Self-care ("BCS") reporting unit included in the CSCI segment had an indication of potential impairment during the three months ended June 27, 2020 driven by a decrease in forecasted cash flows in the second half of 2020 related to impacts from the COVID-19 pandemic. We prepared a quantitative analysis as of June 27, 2020 and determined that the fair value of the BCS reporting unit continued to exceed net book value by less than 10%. As a result of the relatively narrow margin between fair value and net book value during the three months ended June 27, 2020, this reporting unit is at risk for future impairments if it experiences deterioration in business performance or market multiples or increases in discount rates. We performed sensitivity analysis on the discounted cash flow valuation that was prepared to estimate the enterprise value of the BCS reporting unit. Discount rates and perpetual revenue growth rates were increased and decreased by increments of 25 or 50 basis points. A 75 basis point increase in the discount rate, or a 50 basis point increase in the discount rate combined with a 25 basis point decrease in the residual growth rate, would indicate potential impairment for this reporting unit. Our sensitivities for the BCS reporting unit assume a corresponding decrease in market valuation multiples. Based on the sensitivity of the discount rate assumption on this analysis, an increase in the discount rate over the next twelve

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

months could negatively impact the estimated fair value of the reporting unit and lead to a future impairment. Certain macroeconomic factors which are not controlled by the BCS reporting unit, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of the BCS reporting unit over the next twelve months, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis. There was no indication of impairment during the three months ended September 26, 2020. Goodwill remaining in this reporting unit was $995.5 million as of September 26, 2020.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 26, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 26, 2020. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of September 26, 2020. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

We acquired Ranir during the third quarter of 2019 and the oral care assets of High Ridge Brands during the second quarter of 2020 (refer to Item 1. Note 3). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Ranir and the oral care asset of High Ridge Brands from its evaluation of internal control over financial reporting as of September 26, 2020. We are in the process of documenting and testing both Companies' internal controls over financial reporting. We will incorporate Ranir and the oral care assets of High Ridge Brands into our annual reports on internal control over financial reporting for our years ending December 31, 2020 and December 31, 2021, respectively. As of September 26, 2020, assets excluded from management’s assessment totaled $1.0 billion and contributed $261.9 million of Net sales and $16.5 million of Operating income in our Condensed Consolidated Statements of Operations for the nine months ended September 26, 2020.

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

Adverse Economic Impacts of Coronavirus Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, as the new coronavirus, unknown to health officials just three months earlier, spread rapidly from Asia to the Middle East, Europe, and the United States. As the pandemic continues, many actions taken to reduce the spread of the coronavirus remain in effect, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary and/or mandated changes in behavior. Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, increasing absenteeism, affecting the supply of raw materials and third party supplied finished goods, and preventing many of our employees from coming to work. The Company has responded to such impacts by, among other things, implementing protocols to protect the health of factory workers, adjusting production schedules, and seeking alternate suppliers where available, and so far, most of our facilities have continued to produce at high levels despite these challenges. However, a number of jurisdictions that relaxed such restrictions, or have experienced limited public adherence with suggested safety measures, have experienced new surges in COVID-19 cases. Many of these jurisdictions are now contemplating or implementing new or renewed restrictions. Going forward, the continued spread of the disease and the actions to slow it could have an adverse impact on our financial condition, our supply chains and other operations, our results of our operations, consumer demand for our products and our ability to access capital. The magnitude of any such adverse impacts cannot currently be determined, but such adverse impacts could be material, depending on: the duration, intensity, and continued spread of the disease; the duration of business closure and similar government orders; the process by which government authorities permit businesses to reopen and employees to return to work and the publics willingness to adhere to suggested safety measures; the scale and timing of any additional waves of the outbreak as restrictions on community movement are relaxed; the severity of any economic downturn resulting from the pandemic; the effectiveness of the Company's efforts at mitigation; and other factors, both known and unknown, many of which are likely to be outside our control. In addition, to the extent that any increased sales of our products during the initial stages of the outbreak may reflect "pantry stocking", consumer demand for such products in future periods may be correspondingly reduced. Further, lower consumer demand for certain other self-care products in our CSCI segment may continue and volume of U.S. prescriptions could decrease in our RX segment in future periods depending on the course of the pandemic and related responses to combat the virus. It is also possible that a change in the course of the pandemic may affect consumer demand for products in future periods in ways we do not currently anticipate.

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

PERRIGO COMPANY PLC
(Registrant)

Date:	November 5, 2020	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 5, 2020	/s/ Raymond P. Silcock
Raymond P. Silcock
Chief Financial Officer
(Principal Accounting and Financial Officer)