Form 10-K
period 2020-12-31
PERRIGO Co plc
filed 2021-03-01
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.							☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on June 26, 2020 as reported on the New York Stock Exchange, was $7,360,836,659. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 26, 2021, the registrant had 133,096,158 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10-K
YEAR ENDED DECEMBER 31, 2020

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

    We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the effect of the novel coronavirus (COVID-19) pandemic and the associated economic downturn and supply chain impacts on the Company's business, the timing, amount and cost of any share repurchases; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company's appeal of the Notice of Assessment ("NoA") issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) and the Notices of Proposed Adjustment ("NOPAs") issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceeding could have on operating results, cash flows and liquidity; potential third-party claims and litigation, including litigation relating to alleged price-fixing in the generic pharmaceutical industry, alleged class action and individual securities law claims, and alleged product liability claims and litigation relating to uncertain tax positions, including the NoA and NOPAs; potential impacts of ongoing or future government investigations and regulatory initiatives; potential costs and reputational impact of product recalls and sales halts; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the consummation of the sale of the RX business, including the ability to achieve the expected benefits thereof, the risk that any required regulatory approvals will not be received or obtained or other closing conditions may not be satisfied within the expected time frame or at all and potential costs or liabilities incurred or retained in connection with the proposed transaction that may exceed the Company's estimates or adversely affect the Company's business or operations; the consummation and success of other announced acquisitions or dispositions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts, and strategic and other initiatives. An adverse result with respect to our appeal of any material outstanding tax assessments or litigation, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. These and other important factors, including those discussed in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

WHO WE ARE

    Our vision is to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that enhance individual well-being by empowering consumers to proactively prevent or treat conditions that can be self-managed. We are also a leading producer of generic prescription pharmaceutical topical products including creams, lotions, gels and nasal sprays. We are headquartered in Ireland and sell our products primarily in North America and Europe as well as in other markets around the world.

    This vision is designed to support our global reach as we shift our focus to our consumer branded and store brand portfolio and embrace the opportunities for growth we see ahead of us, while remaining loyal to our heritage. Our vision represents an evolution from healthcare to self-care, which takes advantage of a massive global trend and opens up a large number of adjacent growth opportunities. We define self-care as not just treating disease or helping individuals feel better after taking a product, but also maintaining and enhancing their overall health and wellness. Consistent with our vision, in 2019 Perrigo’s management and board of directors launched a three-year strategy to transform the Company into a consumer self-care leader. Significant progress has been made on our transformation journey towards achieving the major components of management’s transformation strategy, which consists of: reconfiguring the portfolio, delivering on base plans, creating repeatable platforms for growth, driving organizational effectiveness and capabilities, funding growth sustainably, allocating capital, and delivering consistent and sustainable results in line with consumer-packaged goods peers.

Segments

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and oral self-care categories, our divested animal health category, and contract manufacturing) in the U.S., Mexico and Canada.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business primarily branded in Europe and Australia, our store brand business in the United Kingdom and parts of Europe and Asia, and our divested liquid licensed products business in the United Kingdom.
•Prescription Pharmaceuticals ("RX") comprises our prescription pharmaceuticals business in the U.S., which are predominantly generics, and our pharmaceuticals and diagnostic businesses in Israel.

    We previously had two legacy segments, Specialty Sciences and Other, which contained our Tysabri® financial asset and active pharmaceutical ingredient ("API") businesses, respectively, both of which have been divested. Following these divestitures, there were no substantial assets or operations left in either of these segments. All expenses associated with our former Specialty Sciences segment were moved to unallocated expenses. Financial information related to our business segments can be found in Item 8. Note 20. Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

Perrigo Company plc - Item 1
Business Overview

MAJOR DEVELOPMENTS IN OUR BUSINESS

Sale of Generic RX Pharmaceuticals Business

On March 1, 2021, we announced a definitive agreement to sell our generic RX Pharmaceuticals business to Altaris Capital Partners, LLC for total consideration of $1.55 billion, including $1.5 billion in cash. As part of the consideration, Altaris Capital Partners, LLC will also assume more than $50.0 million in potential R&D milestone payments and contingent purchase obligations with third-party Rx partners. The transaction is subject to antitrust and other customary closing conditions and is expected to close by the end of the third quarter of 2021. The sale of the generic RX Pharmaceuticals business is an important step in our transformation plan and will establish Perrigo as a pure-play consumer self-care company. The generic RX Pharmaceuticals business will be classified as discontinued operations starting in the first quarter of 2021.

CEO Contract Extension

On March 1, 2021, CEO & President Murray S. Kessler signed a three-year contract extension until October 8, 2024 to complete the Company's self-care transformation. See Item 9B. Other Information for additional details.

Impact of COVID-19 Pandemic

We have been impacted by the coronavirus (COVID-19) global pandemic and the responses by government entities to combat the virus. We currently continue to operate in all our jurisdictions and are complying with the rules and guidelines prescribed in each jurisdiction. Refer to Item 7. Management's Discussion and Analysis - Executive overview for a detailed discussion of the impact of the COVID-19 pandemic to our business.

Share Repurchases

During the year ended December 31, 2020, we repurchased $164.2 million worth of shares at an average purchase price of $48.28 as part of our authorized share repurchase plan.

Director Appointments

During 2020, we took action to expand the expertise and knowledge base of our board of directors. On December 15, 2020, our board of directors appointed Orlando D. Ashford to serve as a director of the Company and a member of its Remuneration Committee. Also, effective July 29, 2020, our board of directors appointed Katherine C. Doyle to serve as a director of the Company and a member of its Audit Committee.

North American Corporate Headquarters

On October 27, 2020, we announced that we will be establishing a new North American Corporate Headquarters in Grand Rapids, Michigan. We signed an agreement to lease space located in Michigan State University's Grand Rapids Innovation Park and expect the building to be ready for occupancy in mid-2022. This new location will help us support cross-functional collaboration and position us to routinely interact with a statewide education and research network within the Grand Rapids Medical Mile. This expansion is consistent with our transformation strategy and will advance our self-care vision.

Bond Issuance and Redemption

On June 19, 2020, our subsidiary Perrigo Finance Unlimited Company (“Perrigo Finance") issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the "2020 Notes"), which are guaranteed by Perrigo, and received net proceeds of $737.1 million after fees and market discount. On July 6, 2020, the net proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021. The balance will be used for general corporate purposes which may include the repayment or redemption of additional indebtedness. As a result of the early redemption of the Senior Notes due March 15, 2021 and Senior Notes due December 15, 2021, during the year ended December 31, 2020, we recorded a loss of $20.0 million in Loss on extinguishment of debt on the Consolidated Statements of Operations, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts.

Perrigo Company plc - Item 1
Business Overview

Financial Asset and Royalty Pharma Contingent Milestone Payments

    During the year ended December 31, 2017, we divested the Tysabri® financial asset to Royalty Pharma for consideration consisting of $2.2 billion in upfront cash and up to $250.0 million and $400.0 million in contingent milestone payments if the royalties on global net sales of Tysabri® received by Royalty Pharma met specific thresholds in 2018 and 2020, respectively. We elected to account for the contingent milestone payments using the fair value option method, and these were recorded at an estimated fair value of $134.5 million as of December 31, 2017. During the year ended December 31, 2018, royalties on global net sales of Tysabri® received by Royalty Pharma met the 2018 threshold resulting in an increase to the asset and a gain of $170.1 million recognized in Change in financial assets on the Consolidated Statement of Operations. Also during the year ended December 31, 2018, the fair value of the remaining Royalty Pharma contingent milestone payment related to 2020 increased by $18.6 million to $73.2 million. We received the $250.0 million milestone payment during the first quarter of 2019. During the year ended December 31, 2019, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $22.1 million to $95.3 million. During the year ended December 31, 2020, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement between the parties, did not exceed the 2020 global net sales threshold of $351.0 million, therefore, we are not entitled to receive the remaining contingent milestone payment of $400.0 million. Accordingly, we wrote off the entire fair value of the remaining milestone payment related to 2020, resulting in a non-cash charge of $95.3 million during the year ended December 31, 2020.

Tax Updates

As described in Item 7. Management’s Discussion and Analysis – Recent Developments, Item 1A. Risk Factors - Tax Related Risks, and Item 8. Note 15, we are engaged in tax disputes in several jurisdictions. The following update notes certain material developments in such disputes since December 31, 2019, and makes use of certain terms defined in Item 8. Note 15.

•IRS Audit (2013-2015 Tax Years). On January 13, 2021, the IRS issued a 30-day letter proposing, among     other modifications, certain transfer pricing adjustments regarding our profits from the distribution of omeprazole during our 2013 to 2015 tax years in the aggregate amount of $141.6 million. We timely filed a protest on February 26, 2021, on the grounds that certain of the government’s positions are currently the subject of pending litigation in the Western District of Michigan with respect to refund requests relating to our 2009 through 2012 tax years. We believe that we should prevail on the merits on the issues being contested. However, we have reserved for taxes and interest payable on a 5.24% deemed royalty on omeprazole, which we have conceded, through the tax year ended December 31, 2018.

•IRS NOPA (Interest Deductibility for 2014-2015 Tax Years). On January 13, 2021, we received a Revenue Agent Report (“RAR”) for our 2013-2015 tax years, which retains the adjustment from the previously disclosed Notice of Proposed Adjustment (“NOPA”) dated May 7, 2020, which disallowed interest expense deductions of $414.7 million on $7.5 billion in debts owed by Perrigo U.S. to Perrigo Company plc for the 2014 and 2015 tax years. We timely filed a protest to the RAR with the IRS. The RAR caps the interest rate on the debt for U.S federal income tax purposes at 130.0% of the Applicable Federal Rate on the stated grounds that the loans were not negotiated on an arm's-length basis. We strongly disagree with the IRS position and we will pursue all available administrative and judicial remedies necessary.

•Irish Revenue NoA. On November 4, 2020 the Irish High Court ruled that the NoA did not violate our constitutional rights and legitimate expectations as a taxpayer. The Irish High Court did not review the technical merits of the NoA under Irish law. The Tax Appeals Commission will now consider whether the NoA is correct as a matter of Irish tax law, which is currently scheduled to be heard in November 2021. Elan Pharma will continue to vigorously pursue its appeals before the Tax Appeals Commission.

•Israeli Notice of Assessment. On December 29, 2020, we received a Stage A assessment from the Israeli Tax Authority for the 2015-2017 tax years in the amount of $63.8 million relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. We have been granted an extension of time until March 28, 2021 to file a protest to move the matter to Stage B of the assessment process. We strongly disagree with the assessment and will pursue all available administrative and judicial remedies necessary.

Perrigo Company plc - Item 1
Business Overview

•IRS NOPA (Athena IPR&D Royalty Rate). In addition to pursuing other administrative and judicial remedies, on April 14, 2020, we filed a request for Competent Authority Assistance with the IRS to alleviate potential double taxation. The request was accepted and is under review.

•IRS Audit (Transfer Pricing Adjustments in 2009-2012 tax years). Our previously scheduled trial date of January 26, 2021 for our rebate claims has been continued to May 25, 2021.

Ranir Global Holdings, LLC Acquisition

    On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir Global Holdings, LLC ("Ranir"), a privately-held company. After post-closing adjustments, the total cash consideration paid was $747.7 million, net of $11.5 million cash acquired. Ranir was headquartered in Grand Rapids, Michigan, and is a leading global supplier of private label and branded oral self-care products. This transaction advanced our transformation to a consumer self-care company and enhanced our position as a global leader in consumer self-care solutions. Ranir operations are reported in our CSCA and CSCI segments (refer to Item 8. Note 3).

NEW PRODUCTS

    We consider a product to be new if it (i) was reformulated, (ii) was a product line extension due to changes in characteristics such as strength, flavor, or color, (iii) had a change in product status from "prescription only" ("Rx") to OTC, (iv) was a new store brand or branded launch, (v) was provided in a new dosage form or (vi) was sold to a new geographic area with different regulatory authorities, in all cases, within 12 months prior to the end of the period for which net sales are being measured. During the year ended December 31, 2020, new product sales were $303.8 million.

CONSUMER SELF-CARE AMERICAS

Overview

    The CSCA segment is focused primarily on the sale of self-care products that help to grow our customers' overall self-care portfolio in categories including upper respiratory, pain and sleep-aids, digestive health, nutrition, vitamins, minerals and supplements, healthy lifestyle, skincare and personal hygiene, and oral self-care in the U.S., Mexico, Canada, and South America. We are a leading provider of self-care products sold to consumers via store brands. Consumer awareness and knowledge of the quality, value and efficacy that our OTC, Nutrition and Oral self-care store brand and branded products continues to grow due to efforts made by our retailers and wholesalers to promote their unique product offerings. We provide our customers self-care products under both their own brands and our brands, which are sold to consumers in store at shelf, store pickup and online. During the year ended December 31, 2020, our CSCA segment represented approximately 53% of consolidated net sales.

    The CSCA segment develops, manufactures, and markets store brand, self-care products that are comparable in quality and effectiveness to national brands. Store brand products must meet the same stringent U.S. Food and Drug Administration ("FDA") requirements as national brands within the U.S. and the requirements of comparable regulatory bodies outside the U.S. In most instances, our product packaging is designed to invite and reinforce comparison to national brand products, while communicating store brand value to consumers.

    The cost of store brand and our branded products to retailers is significantly lower than that of comparable nationally advertised brand name products. Generally, retailers’ dollar profit per unit of store brand product is greater than the dollar profit per unit of the comparable national brand product. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater profit margin. The consumer benefits by receiving a high-quality product at a price below the comparable national brand product. As a result, our business model results in consumers saving money on their self-care needs.

    We are dedicated to continuing to be the leader in developing and marketing new store brand and branded products and have a research and development ("R&D") staff that we believe is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. In order to offer consumers product features or benefits that national brand companies do not offer, we have implemented a product development strategy to differentiate store brand and our branded products from national brands. Our R&D team also responds to changes in existing national brand products by reformulating existing products. For example, in the OTC pharmaceutical market, certain new products are the result of changes in product status from Rx-to-OTC.

Perrigo Company plc - Item 1
CSCA

These “Rx-to-OTC switches” require FDA approval through a process initiated by the drug innovator. The drug innovator usually begins the process by filing a New Drug Application ("NDA"), which is often followed by a competitor filing an Abbreviated New Drug Application ("ANDA"). Global regulatory agencies highly scrutinize any product application submitted to switch a product from physician prescribed Rx to OTC. New drugs are also marketed through the FDA's OTC monograph process, which allows us to produce drugs that are generally recognized as safe and effective without pre-marketing approval. In the oral self-care category, we focus on creating products that are equivalent to the national brands, and also partner with our customers to create exclusive brands and differentiated products. We rely on both internal R&D and strategic product development agreements with outside sources to develop new products.

    The CSCA segment also develops, manufactures, and distributes certain branded products, which are consistent with the segment's self-care strategy. Branded products sold under brand names include Prevacid®24HR, Good Sense®, Zephrex D®, ScarAway®, Plackers®, Rembrandt®, Steripod®, Firefly®, REACH®, and Dr. Fresh® .

    We manufacture a significant portion of our CSCA segment's products at our plants located in the U.S., Mexico, China, and Israel, and we source the remaining materials and products from third parties. In addition, in order to maximize both our capacity and sales of proprietary formulas, we engage in contract manufacturing, which involves producing unique ANDAs and monograph products through partnerships with major pharmaceutical and direct-to-consumer companies.

    We believe the increasing age of the global population, continued rising healthcare costs, and consumers who proactively prevent or treat conditions will drive the need for the enhanced value that our products provide to consumers, which creates strong dynamics for U.S. OTC market growth. Another level of growth includes share gains against store brand competitors and store brand penetration gains versus national brands. In addition, we believe that new products, including new product innovation and products switching from Rx-to-OTC status (as described above) will continue to drive growth within the segment.

Recent Trends and Developments

•In March and April of 2020, we experienced a surge in demand for many of our OTC and infant nutrition products, which we attributed to consumer reaction to the outbreak of COVID-19. In May and June of 2020, the initial surge slowed, and we experienced a decrease in demand for some of these products, which we attributed primarily to the de-load of consumer pantry stocking that occurred during the initial March and April surge. During the fourth quarter of 2020, net sales of cough and cold products decreased as a result of the decline in total cough cold illnesses, which we believe is attributed to social distancing and mask mandates put in place to combat COVID-19. With social distancing and mask mandates continuing, we currently anticipate that we will continue to experience lower demand for cough and cold products into the first half of 2021. Alternatively, it is possible that we could experience additional surges in demand if further concentrated waves of COVID-19 occur.

•On January 11, 2021, we announced that we entered into a formal partnership with Michigan State University that will combine the university's clinical and research expertise with our product innovation, manufacturing scale and retail partnerships to form a new model for self-care innovation. We believe this partnership has the potential to yield customized transformative self-care solutions for consumers.

•On June 17, 2020, we announced our entrance into the cannabidiol ("CBD") market through a strategic investment in and long-term supply agreement with Kazmira LLC ("Kazmira"), a leading supplier of hemp-based, CBD products free of tetrahydrocannabinol ("zero-THC"). In addition to the supply agreement, we acquired an approximate 20% equity stake in Kazmira for $50.0 million with $15.0 million paid at close of the transaction and the balance due within 18 months. Our minority equity investment initiates the first phase of the partnership in which we will collaborate to scale-up Kazmira’s facilities and laboratories, in accordance with current Good Manufacturing Practices and to produce zero-THC CBD from industrial hemp that meets our standards for reliability and consistency. In the second phase of the partnership, we will work to launch zero-THC, hemp-based CBD products in a number of global markets, while leveraging our supply agreement with Kazmira, which is exclusive for the U.S. store brand market (refer to Item 8. Note 8 and Note 11).

Perrigo Company plc - Item 1
CSCA

•On April 1, 2020, we received approval from the FDA to sell OTC diclofenac sodium topical gel 1%, the store brand equivalent to Voltaren® gel. On September 8, 2020, we launched this product to our retail partners under store brand labels, which provides consumers with a high-quality, value alternative for the temporary relief of arthritis pain.

•On April 1, 2020, we acquired the oral care assets of High Ridge Brands ("Dr. Fresh") for total purchase consideration of $113.0 million, subject to customary post-closing adjustments, including a working capital settlement. After post-closing adjustments, as of December 31, 2020, total cash consideration paid was $106.2 million. This acquisition includes the children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands, and a licensing portfolio. The addition of these brands positions us as the number one fastest-growing value brand player in the children’s oral care category and the licensing portfolio will enable creative solutions for our customers (refer to Item 8. Note 3).

•On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $26.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized $25.1 million as a brand-named intangible asset. The remainder of the purchase price was allocated to working capital. The acquisition, which includes a portfolio of antibacterial toothbrush protectors, kids’ toothbrush protectors and tongue cleaners, complements our current portfolio of oral self-care products, and leverages our manufacturing and marketing platform (refer to Item 8. Note 3).

Products

    Our CSCA segment offers products in the following categories:

Product Category	Description
Pain and sleep-aids	Products comprised of pain relievers, fever reducers and sleep-aids.
Upper respiratory	Products that relieve upper respiratory symptoms, including cough suppressants, expectorants, sinus and allergy relief.
Digestive health	Products such as antacids, anti-diarrheal, and anti-heartburn that relieve symptoms associated with digestive issues.
Nutrition	Infant formulas and nutritional beverages.
Healthy lifestyle	Products that help consumers live a healthy lifestyle such as smoking cessation, diabetes care, and well-being products.
Skincare and personal hygiene	Products for the face and body such as dermatological care, scar management, lice treatment, and other products for various skin conditions.
Oral self-care	Products used for oral care, including toothbrushes, toothbrush replacement heads, floss, flossers, whitening products and toothbrush covers.
Vitamins, minerals and supplements ("VMS")	Vitamins, minerals, and supplements.
Other	Diagnostic products and other miscellaneous self-care products.

Perrigo Company plc - Item 1
CSCA

    The chart below reflects net sales by product category in the CSCA segment, which includes net sales from our OTC contract manufacturing business for the year ended December 31, 2020.

We launched several new CSCA products in the year ended December 31, 2020, most notably a store brand infant formula launch at a major retailer, Prevacid®, Diclofenac sodium topical gel 1%, and Esomeprazole Mini. During the year ended December 31, 2020, new product sales in the CSCA segment were $72.0 million.

    We, on our own or in conjunction with partners, received final FDA approval for three new products within the CSCA segment in the year ended December 31, 2020, and as of December 31, 2020, we had three new product applications pending FDA approval.

Sales and Marketing
    Our customers include major global, national, and regional retail drug, supermarket, and mass merchandise chains such as Walmart, Costco, CVS, Target, Walgreens Boots Alliance, Kroger, Dollar General, Sam’s Club, Topco, e-commerce stores including Amazon, and major wholesalers, including McKesson, Amerisource Bergen, and Cardinal Health.

    We seek to establish customer loyalty through superior customer service by providing a comprehensive assortment of high quality, affordable products; timely processing, shipment and delivery of orders; assistance in managing customer inventories; and support in managing and building the customer’s self-care market portfolio including their store brand business, trade and digital marketing activities. The CSCA segment employs its own sales force to service larger customers and uses industry brokers for other customers. Field sales employees, with support from marketing and customer service team members, are assigned to specific customers in order to work most effectively with the customer. The commercial organization provides our customers with customized in-store and digital marketing programs for all products we supply in the customers' self-care market portfolio.

    The primary objective of this management approach is to enable our retail, e-commerce, and wholesale customers to increase sales and market share of their overall self-care portfolio. We partner with our retailers to provide customized store brand and branded products that provide quality and value to consumers. We invite comparison of store brand and our branded products to national brand products. Our sales and marketing personnel assist customers in the development and introduction of new store brand and our branded products, and in the promotion of customers’ existing store brand and our branded products by providing market information;

Perrigo Company plc - Item 1
CSCA

establishing individualized promotions and marketing programs, which may include floor displays, bonus sizes, coupons, rebates, store signs, and promotional packs; and performing consumer research. As e-commerce, an area that has experienced significant and accelerated growth during 2020, due in part to the COVID-19 pandemic, continues to grow as a consumer channel for our products, we see consumers seeking more of their self-care product needs online. We have developed resources, programs and tools to be a strategic marketing partner for our customers’ digital marketing efforts. This provides our customers with a holistic campaign to convert shoppers to store brand whether they shop in-store or online.

    In contrast to national brand manufacturers, which incur considerable advertising and marketing expenditures targeted directly to the end user or consumer, the CSCA segment’s primary marketing efforts are channeled through retailers and wholesalers and reach the consumer through our customers’ in-store marketing programs and our digital media programs. Because the retail profit margin for store brand and our branded products is generally higher than national brand products, retailers and wholesalers often commit funds for additional promotions.

    In addition to in-store marketing programs, team members in our nutrition category market products directly to consumers and healthcare professionals.

Competition

    The markets for our self-care products are highly competitive and differ for each product line and geographic region. Our primary competitors include manufacturers, such as Dr. Reddy's Labs, LNK International, Inc., PL Developments and Aurobindo, and brand-name pharmaceutical and consumer product companies, such as Johnson & Johnson, Procter & Gamble, Reckitt Benckiser, Abbott Nutrition, Bayer AG, Sanofi, and Philips. The various major categories of our CSCA business each have certain key competitors, such that a competitor generally does not compete across all product lines. However, some competitors do have larger sales volumes in certain of our categories. Additionally, national brand companies tend to have more resources committed to marketing their products and could in the future manufacture store brand versions of their products at lower prices than their national brand products. Competition is based on a variety of factors, including price, quality, assortment of products, customer service, marketing support, and approvals for new products (refer to Item 1A. Risk Factors - Operational Risks for additional information and risks associated with competition).

CONSUMER SELF-CARE INTERNATIONAL

Overview

    The CSCI segment is comprised of our consumer self-care business outside of North America, including our branded business in Europe and Australia and our store brand businesses in the United Kingdom and parts of Europe and Asia. This segment also included the divested United Kingdom liquid licensed products business, which was sold on June 19, 2020. The CSCI segment develops, manufactures, markets, and distributes many well-known European consumer self-care brands in the upper respiratory, pain and sleep-aids, digestive health, vitamins, minerals and supplements, healthy lifestyle, skincare and personal hygiene, and oral self-care categories. The segment leverages its broad regulatory, sales, and distribution infrastructure to innovate new products and brands, in-license and expand product lines, and sell and distribute third-party brands. The CSCI segment sells these products through an extensive network of customers including pharmacies, wholesalers, drug and grocery store retailers, and para-pharmacies in more than 30 countries, primarily in Europe. Many CSCI products have leading positions in the markets in which they compete. During the year ended December 31, 2020, the CSCI segment represented approximately 28% of consolidated net sales.

    Through continued investment in R&D partnerships and new technologies, the CSCI segment strives to offer high quality self-care products that meet consumers' needs. Internal R&D, new product development, insourcing, acquisitions, and partnerships support the new product pipeline, both in terms of brand extensions and product improvements. In the U.K., R&D focuses on the development of both store brand and branded products. Additional R&D centers are located in France, Sweden, Austria, Belgium, China, the Netherlands, and Germany. In the rest of Europe, most R&D is performed by external partners with oversight from our teams. The segment has seven plants dedicated to manufacturing certain of its products.

    The CSCI segment primarily focuses on building local and regional brands sold through mass merchandisers, drug stores, individual and chain pharmacies, and e-commerce channels.

Perrigo Company plc - Item 1
CSCI

    While the CSCI segment sells over 200 brands, primarily its own, we concentrate our resources on "Focus Brands", consisting of approximately 20 key brands and sub-brands. These are selected on the basis of their current sales and growth potential in the self-care market. Additional resources, including R&D investments, are allocated to these Focus Brands to strengthen their market position in high opportunity profit categories while leveraging the same R&D efforts under smaller local brands.

Recent Trends and Developments

•Throughout the year, we experienced demand shifts for certain products, which we attributed to consumer dynamics related to the COVID-19 pandemic and the movement and social distancing restrictions put in place to combat spreading of the virus, such as travel bans and country lock-downs, as well as mask mandates. Demand for certain products in our pain and sleep-aids and vitamins, minerals and supplements ("VMS") categories increased, while demand for products in our upper respiratory, skincare and personal hygiene, and healthy lifestyle categories decreased. It is possible that demand in these categories may continue to decrease.

•On October 30, 2020, we acquired three Eastern European OTC dermatological brands, skincare brands Emolium®, Iwostin® and hair loss treatment brand Loxon® from Sanofi for €53.3 million ($62.3 million). The acquisition has been accounted for as a business combination. The addition of these brands complements our already robust skincare portfolio and adds scale to our Eastern European business. The addition of these market-leading OTC brands serves as another step for our growth plans and provides new opportunities for self-care revenue synergy in the European markets (refer to Item 8. Note 3).

•Consistent with our strategy to reconfigure our portfolio to focus on our consumer self-care businesses, on June 19, 2020, we completed the sale of our U.K.- based Rosemont Pharmaceuticals business, a generic prescription pharmaceuticals manufacturer focused on liquid medicines, to a U.K. headquartered private equity firm for cash consideration of £155.6 million (approximately $195.0 million), which resulted in a pre-tax loss of $21.1 million (refer to Item 8. Note 3).

•On February 13, 2020, we acquired Dexsil®, a silicon supplement brand, from RXW Group NV, for total cash consideration paid of approximately $8.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized the consideration paid as a brand-named intangible asset. The acquisition provides additional opportunities for growth through new product launches and geographic expansion (refer to Item 8. Note 3).

Perrigo Company plc - Item 1
CSCI

Products

    Our CSCI segment offers products and Focus Brands in the following categories:

Product Category	Description	Focus Brands
Pain and sleep-aids	Products comprised of pain relievers, fever reducers and sleep-aids.	Solpadeine® Nytol®
Upper respiratory	Products that relieve upper respiratory symptoms, including cough suppressants, expectorants, sinus and allergy relief.	Aflubin® Bronchenolo®/Bronchostop® Physiomer® Phytosun® Coldrex® Prevalin®/Beconase®
Digestive health	Products such as antacids, anti-diarrheal, and anti-heartburn that relieve symptoms associated with digestive issues.
Healthy lifestyle	Products that help consumers live a healthy lifestyle such as smoking cessation, weight management, diabetes care, and well-being products.	Niquitin® XLS (Medical)® Yokebe®
Skincare and personal hygiene	Products for the face and body such as dermatological care, sun protection, scar management, lice treatment, insect repellents, and other products for various skin conditions.	ACO® Biodermal® Canoderm® Dermalex® Lactacyd® Wartner® Jungle Formula® Paranix® Pencivir®
Oral self-care	Products used for oral care, including toothbrushes, toothbrush replacement heads, floss, flossers, and whitening products.	Plackers®
Vitamins, minerals and supplements ("VMS")	Vitamins, minerals, and supplements.	Abtei® Arterin® Davitamon® Granufink®
Other	Diagnostic products and other miscellaneous self-care products.

Perrigo Company plc - Item 1
CSCI

    The chart below reflects net sales by product category in the CSCI segment for the year ended December 31, 2020.
    We launched a number of new CSCI products in the year ended December 31, 2020, most notably are line extensions in the XLS Forte-Five weight management brand and ACO® brands in the healthy lifestyle and skincare and personal hygiene categories, respectively. During the year ended December 31, 2020, new product sales in the CSCI segment were $98.1 million.

    The CSCI segment has more than 150 strategic new products across all product categories in development, with each of its Focus Brands having a five-year innovation master plan.
Sales and Marketing

    Our products are sold to customers including pharmacies as well as, drug, grocery, and e-commerce stores located primarily in Europe, such as Walgreens Boots Alliance, McKesson, AS Watson, Tesco, ASDA, DM, Rossman, Carrefour, and Amazon. The CSCI segment continues to align its sales and marketing organization with current market trends by significantly increasing resources towards e-commerce and key account management. The segment sells its products primarily through an established pharmacy sales force to an extensive network of individual pharmacists. Our sales representatives visit pharmacists frequently, ensuring strong in-store visibility of our brands and facilitating pharmacist education programs. Our sales, marketing, and regulatory teams use training/merchandising teams who work in conjunction with local sales representatives to improve our brands' presence and recognition. During the COVID-19 pandemic, we have combined our traditional sales efforts with telesales to find the optimal sales model and to keep employees and customers safe. We seek to attract key talent from leading OTC, Fast Moving Consumer Goods ("FMCG"), and retailer companies to build strong local teams throughout the countries in which the CSCI segment operates.

    The CSCI segment markets products using intensive broadcast advertising and point-of-sale promotional spending to enhance brand equity. Key marketing communication tools for the CSCI segment include television and digital commercials, consumer leaflets, product websites, targeted promotional campaigns and communication programs for health care professionals.

Perrigo Company plc - Item 1
CSCI

Competition

    The competitive landscape of the European consumer products market in the categories in which we compete is highly fragmented, as local companies often hold leadership positions in individual product lines in particular countries. As a result, the relevant competition in each of the CSCI segment's markets is both local and global. Global competitors include GSK, Sanofi, Bayer, Johnson & Johnson, Reckitt Benckiser, Teva, Viatris, Stada, Novartis, Procter & Gamble, and e-commerce companies, as well as additional regional competitors. We believe our key advantage lies in our unique combination of best practices in sales, marketing, and product development (refer to Item 1A. Risk Factors - Operational Risks for additional information and risks associated with competition).

PRESCRIPTION PHARMACEUTICALS

Overview

    The RX segment develops, manufactures, and markets a portfolio of generic prescription drugs primarily for sale in the U.S. We define this portfolio as predominantly "extended topicals", as it encompasses a broad array of dosage forms such as creams, ointments, lotions, gels, shampoos, foams, suppositories, sprays, liquids, suspensions, and solutions. The portfolio also includes select injectables, hormones, oral solid dosage forms, oral liquid formulations, and controlled substances. During the year ended December 31, 2020, the RX segment represented approximately 19% of consolidated net sales.

    In addition to extended topical products, which are the focus of our development efforts, our current development areas include other delivery systems such as uni-dose nasal sprays, ophthalmic, pre-filled syringes, injectables, and transdermal products, some of which we are developing with third parties. Our other areas of expertise include our production capabilities for controlled substances and hormonal products. Our R&D efforts focus on complex formulations, some of which require costly and/or complex clinical trials.

    We manufacture our products in the U.S. and Israel, and also source from various FDA-approved third parties. RX products are manufactured, labeled, and packaged in facilities that comply with strict FDA regulatory standards.

    We actively collaborate with other pharmaceutical companies to develop, manufacture, and market certain products or groups of products. These types of collaboration agreements are common in the pharmaceutical industry. We may choose to enter into these types of agreements to, among other things, leverage our or our collaborators' R&D and manufacturing expertise, or utilize our extensive marketing and distribution infrastructure (refer to Item 8. Note 2 for more information regarding our method for recognizing revenue and expenses related to collaboration agreements, as well as Item 8. Note 18 for more information regarding our collaboration agreements).

Recent Trends and Developments

•On March 1, 2021, we announced a definitive agreement to sell our generic RX Pharmaceuticals business to Altaris Capital Partners, LLC for total consideration of $1.55 billion, including $1.5 billion in cash. As part of the consideration, Altaris Capital Partners, LLC will also assume more than $50.0 million in potential R&D milestone payments and contingent purchase obligations with third-party Rx partners. The transaction is subject to antitrust and other customary closing conditions and is expected to close by the end of the third quarter of 2021. The sale of the generic RX Pharmaceuticals business is an important step in our transformation plan and will establish Perrigo as a pure-play consumer self-care company. The generic RX Pharmaceuticals business will be classified as discontinued operations starting in the first quarter of 2021.

•We continued to experience pricing erosion, which moderated compared to the prior year. The key drivers behind the pricing reductions were competitive regulatory approvals for products in our portfolio resulting in increased competition. We expect pricing erosion to continue to impact the segment.

•Starting in the second quarter of 2020, with a partial rebound in the third quarter, we experienced a reduction in demand for certain of our existing base products due to lower prescription volumes driven by the COVID-19 pandemic impact on doctor visits. The decrease in demand for existing base products was market-wide.

Perrigo Company plc - Item 1
RX
•On December 31, 2020, we purchased an Abbreviated New Drug Application ("ANDA") for a generic topical gel for $16.4 million payable in January 2021, which we capitalized as a developed product technology intangible asset. We launched the product in January 2021 and began amortizing it over a 20-year useful life.

•On September 17, 2020, we initiated a voluntary nationwide recall to the retail level of albuterol sulfate inhalation aerosol ("Albuterol") and market withdrawal as a result of complaints from patients that some units may not dispense due to clogging. While corrective action plans are underway, we do not expect to reintroduce the product in calendar year 2021. As a result of the recall, we recorded a net charge of $22.5 million in our Consolidated Statements of Operations during the third quarter. We, along with our manufacturing partner Catalent Pharma Solutions, launched Albuterol in the first quarter of 2020 after receiving approval from the FDA of our ANDA on February 24, 2020.

•During the three months ended September 26, 2020, our RX U.S. reporting unit had an indication of potential impairment primarily from the stoppage of production and distribution of Albuterol and voluntary nationwide recall at the retail level, combined with a decline in market multiples. We prepared an impairment test as of September 26, 2020 and determined the carrying value of the RX U.S. reporting unit exceeded its estimated fair value. We recorded a goodwill impairment of $202.4 million.

•During the three months ended December 31, 2020, we identified indicators of impairment in our RX U.S. reporting unit and performed a quantitative impairment test. As a result, we determined the reporting unit’s carrying value exceeded estimated fair value. We recognized a further goodwill impairment of $144.4 million.

•As described in Item 1. Business - Materials Sourcing, we rely on third parties to source many of our raw materials and to manufacture certain dosage forms that we distribute, and certain of these supplier relationships are single-source. Starting in the second quarter of 2021, we anticipate a potential supply disruption of a generic prescription product manufactured by a third party, which disruption could adversely affect our ability to sell and ship the product to customers in a timely manner. While we have identified one or more potential alternative suppliers of the product, delays in qualifying such alternative supplier may result in a supply disruption for the duration of 2021 and re-establishment of reliable supply may not be achieved until 2022 and cannot be assured. If a supply disruption occurs, depending on the duration of the disruption, the adverse impact on our revenue in the RX segment in 2021 could be material. Refer to Item 1A. Risk Factors - Operational Risks.

Products

    Listed below are some of the generic prescription products, including authorized generic products, that we manufacture and/or distribute:

Generic Name (1)	Comparative Brand-Name Drug
Acyclovir cream	Zovirax®
Alogliptin tabs	Nesina®
Bacitracin ophthalmic ointment	N/A
Betamethasone calcipotriene ointment and suspension	Taclonex®
Clindamycin phosphate topical solution	Cleocin T®
Erythromycin ophthalmic ointment	N/A
Hydrocortisone pramoxine cream	Pramosone®
Ketoconazole shampoo	Nizoral®
Mesalamine rectal	Rowasa®
Permethrin cream	Elimite®
Tacrolimus ointment	Protopic®
Testosterone 1.62% gel	Androgel®
Testosterone cypionate injection	Depo®, Testosterone
Tretinoin cream and gel	Retin-A®
Triamcinolone cream/ointment	Triderm™/Kenalog™

(1)    Contains the same active ingredients present in the same dosage form as the comparable brand-name drug

Perrigo Company plc - Item 1
RX
    We launched a number of new RX products in the year ended December 31, 2020, most notably Albuterol Sulfate Inhalation Aerosol (generic equivalent to ProAir HFA®) (which we voluntarily recalled in September 2020, as described above). During the year ended December 31, 2020, net new product sales in the RX segment were $133.7 million.

    During the year ended December 31, 2020, we, on our own or in collaboration with partners, received final approval from FDA health authorities for ten Rx drug applications, and as of December 31, 2020, we had 30 Rx drug applications pending approval with the FDA or pending launch.

Sales and Marketing

    Our customers include sourcing groups such as Red Oak, WBAD and ClarusONE, major wholesalers, national and regional retail drug, supermarket and mass merchandise chains, hospitals, and pharmacies.

Competition

    The market for RX products is subject to intense competition from other generic drug manufacturers, brand-name pharmaceutical companies launching a generic version of their own branded products (known as an authorized generic), manufacturers of branded drug products that continue to produce those products after patent expirations, and manufacturers of therapeutically similar drugs. Among our generic drug manufacturer competitors are Sandoz Inc., Taro Pharmaceuticals, Viatris, Teva Pharmaceutical Industries Ltd., Glenmark Generics Inc., and Lupin.

    We believe that one of our primary competitive advantages is our ability to introduce difficult to develop and/or manufacture extended topical generic versions to brand-name drug products. Generally, these products are exposed to less competition due to the more complex and expensive development, clinical trial, or approval processes. In addition, we believe we have a favorable competitive position due primarily to our efficient distribution systems, topical production economies of scale, customer service, and overall reputation for high quality products (refer to Item 1A. Risk Factors - Operational Risks for more information and risks associated with competition).

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

Perrigo Company plc - Item 1

Manufacturing and Distribution

    Our primary manufacturing facilities are in the U.S. We also have manufacturing facilities in the U.K., Belgium, France, Germany, Austria, Israel, Mexico, China, and Australia, along with a joint venture in China (refer to Item 1A. Risk Factors - Operational Risks for risks associated with our manufacturing facilities). We supplement our production capabilities with the purchase of products from outside sources. The capacity of some facilities may be fully utilized at certain times for various reasons, such as customer demand, the seasonality of certain product categories (for example, our cough/cold/flu and allergy products), and new product launches. We may utilize available capacity by performing contract manufacturing for other companies. We have logistics facilities in the U.S., Israel, Mexico, Australia, and numerous locations throughout Europe. We use contract freight and common carriers to deliver our products.

Significant Customers

    Our primary customer base aligns with the concentration of large drug retailers in the current global retail drug industry marketplace. Walmart is our largest customer and accounted for the following percentage of consolidated net sales:

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
13.3%	13.0%	12.8%

     Sales to Walmart are primarily in the CSCA segment. In addition, while no other customer individually comprises more than 10% of net sales, we do have other significant customers. The next five largest customers represent 23.2% of net sales in 2020. The loss of several of these customers could be material. We believe we generally have good relationships with all our customers (refer to Item 1A. Risk Factors - Operational Risks for risks associated with customers).

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

Human Capital Resources

    We are passionate about making lives better. At Perrigo, we believe that the continuous personal and professional development of our people is an important component of our ability to attract, retain, and motivate top talent, which are all important aspects of our self-care strategy. Our global workforce consists of more than 11,500 full time and part time employees spread across 34 countries, of which approximately 17% were covered by collective bargaining agreements as of December 31, 2020. We continuously endeavor to provide a diverse, inclusive, and safe work environment so our colleagues can bring their best to work, every day. We are all responsible for upholding Perrigo’s Core Values - Integrity, Respect, and Responsibility - in addition to the Perrigo Code of Conduct which, together, form the foundation of all our policies, procedures, and practices. Together, we drive Perrigo forward to deliver on our vision to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold.

Diversity and Inclusion

We strive for our employees, including senior management, to represent the diverse consumer base we wish to serve which enables us to deliver on our self-care promise. We believe diversity and inclusion in our

Perrigo Company plc - Item 1

workforce creates lasting benefits for Perrigo, our customers, and shareholders through enhanced team performance, innovation, and profitable growth. To accomplish this objective, we rolled out a three-year strategy at the beginning of 2020 that focuses on three key diversity and inclusion areas:

•Educating our workforce on our diversity and inclusion strategy and initiatives;
•Strengthening our talent management practices through a lens of inclusion; and
•Creating our diversity and inclusion governance and metrics to establish our foundation and help us monitor progress.

Perrigo is committed to the well-being of the communities we serve and the people who work for us. Accordingly, we are taking action to help address racial inequality. We understand the devastating impact that systemic racism, injustice, and acts of violence have on communities of color. Murray Kessler, President and CEO, has encouraged all Perrigo colleagues to stand united and take responsibility to learn how each of us can play a role in fighting both discrimination and implicit bias in the work place and in our society as a whole. These efforts include our leaders and associates continually receiving educational resources and information on how to best serve as allies in support of underrepresented groups and to learn how we can contribute to healing our society's divisions and ending racial injustice.

Compensation, Benefits, Health, Safety, and Well-being

Perrigo’s commitment to self-care starts with our own team. Our top priority during the global COVID-19 pandemic has been, and continues to be, the safety of our colleagues. When faced with the challenges of this pandemic, we focused on understanding and supporting each diverse individual and the unique circumstances impacting their ability to serve as an essential worker. We have implemented safety measures to protect our on-site essential colleagues, while asking those who can safely work from home to do so. On-site, we've implemented a multi-step pre-screening process before entry into any facility, deep-cleaning protocols, and other safety precautions, all consistent with the rules and guidelines in each jurisdiction. As a thank you for their bravery and commitment, management issued a special cash bonus for our colleagues who worked on-site to keep our products flowing to our customers and consumers.

We strive to provide pay, benefits and services that support the total well-being of our people. Our total rewards package delivers competitive pay, broad-based stock grants, cash-based annual incentives, healthcare, retirement benefits, paid time off, and on-site services, among other benefits.

Perrigo’s total rewards complement a strong health and safety culture that continues with our global well-being program designed to inspire colleagues to maintain and improve their health. Launched in 2016, Perrigo’s "HEALTHYyou" well-being program continues to support colleagues and their families as they navigate their own self-care and well-being journeys. Our colleagues highly value this program and it continues to be recognized externally by receiving the Best and Brightest in Wellness™ Award since 2017.

Growth, Development, and Engagement

We are committed to engaging our colleagues and fostering a belonging culture, where our people feel enabled to contribute their best to Perrigo's self-care transformation. This includes initiatives supporting overall job satisfaction, diversity and inclusion, personal and professional skill development, work/life balance, and an environment that encourages good health and safety, while upholding our core values of Integrity, Respect, and Responsibility.

Perrigo regularly conducts global engagement surveys to gather feedback from colleagues to identify strengths and opportunities within our culture. Additionally, we use a variety of channels to facilitate open and direct communication, including regular open forums and town hall meetings with our executive leadership team.

Our development philosophy focuses on a 70-20-10 approach, which provides a practical, blended framework for learning to support individual long-term success (where individuals obtain 70% of their knowledge from job-related experiences, 20% from interactions with others, and 10% from formal educational events). We believe this model enables our people to deliver on our self-care vision by empowering them to be their best and make a difference to Perrigo Colleagues, Customers, Consumers, Communities, and Shareholders.

Perrigo Company plc - Item 1

Corporate Social Responsibility

    We are committed to doing business in a socially, environmentally and fiscally responsible manner. That commitment is reflected in our well-established governance, corporate responsibility and sustainability programs, as well as by our board oversight of governance and sustainability. A summary of our environmental and social initiatives is below and additional details can be found in our 2020 Corporate Social Responsibility (“CSR”) Report available on our website. In 2020, we adopted the United Nations Sustainable Development Goals (“UN SDG”) as a global framework and committed to six goals within the UN SDG framework. Our specific objectives related to each of these goals are detailed in our 2020 CSR report, and will be updated in our 2021 CSR report which we expect to publish in mid-2021.

•Environmental: we are committed to manufacturing our products responsibly, supporting the global drive to reduce carbon emissions and minimize our impact on the climate. We formalized our commitment to sustainability in 2015 by establishing a corporate sustainability strategy focused on reducing the environmental impact of our operations, product packaging, and supply chain. In 2020, we enhanced that strategy by committing to Goal 12: Responsible Production and Consumption and Goal 13: Climate Action, of the UN SDG.

•Social: Our vision is to make lives better, by bringing quality affordable self-care products that consumers trust, everywhere they are sold. This puts the social impact of our business front and center. We are proud to maintain goals and programs relating to Diversity and Inclusion, Human Capital Management, Human Rights, and Community Engagement and Giving. In 2020, as part of our social initiatives, we committed to Goal 3: Good Health and Well-being, Goal 4: Quality Education, Goal 5: Gender Equality, and Goal 10: Reducing Inequality, of the UN SDG.

GOVERNMENT REGULATION AND PRICING

    The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising, and selling of our products are subject to regulation by a variety of agencies in the localities in which our products are sold. In addition, we manufacture and market certain of our products in accordance with standards set by various organizations. We believe that our policies, operations, and products comply in all material respects with existing regulations to which we are subject (refer to Item 1A. Risk Factors - Operational Risks for related risks).

United States Regulation

U.S. Food and Drug Administration

    The FDA has jurisdiction over our prescription and OTC drug products, API, and Infant Formula products. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage, distribution, and promotion of these products. We are committed to consistently providing our customers with high quality products that adhere to "current Good Manufacturing Practices" ("cGMP") regulations promulgated by the FDA. If the FDA or comparable regulatory authority becomes aware of new safety information about any of our products, these authorities may require further inspection, enhancement to manufacturing controls, labeling changes, additional testing method requirements, restrictions on indicated uses or marketing, post-approval studies or post-market surveillance.

OTC and Prescription Pharmaceuticals

    All facilities where prescription and OTC products are manufactured, tested, packaged, stored, or distributed for the U.S. market must comply with FDA cGMPs and regulations promulgated by competent authorities in the countries, states and localities where the facilities are located. All of our drug products are manufactured, tested, packaged, stored, and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that our facilities remain in compliance with all appropriate regulations.

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

Perrigo Company plc - Item 1
Regulation

warnings and precautions, allowable combinations of ingredients, and dosage levels. It is generally less costly to develop and bring to market a product regulated under the OTC monograph system.

            We also market generic prescription drugs and non-prescription products that have switched from prescription to OTC status. Prior to commercial marketing, these products require approval by the FDA of an ANDA or NDA that provides information on chemistry, manufacturing controls, clinical safety, efficacy and/or bioequivalence, packaging, and labeling. While the development process for these drugs generally requires less time and expense than the development process of a new drug, the size and duration of required studies can vary greatly. Prior to the onset of the Generic Drug User Fee Amendments of 2012 (“GDUFA”), the FDA approval of generic drug applications took approximately three to five times longer than approval of innovator drugs. Pursuant to GDUFA II, during fiscal year 2019, the FDA exceeded its pledge to complete a first cycle review on 90% of electronic generic applications within 10 months of submission.

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

    The Food and Drug Administration Safety and Innovation Act ("FDASIA") was signed into law on July 9, 2012. The law established, among other things, new user fee statutes for generic drugs and biosimilars, FDA authority concerning drug shortages, and changes to enhance the FDA's inspection authority of the drug supply chain. The FDASIA also reduced the time required for FDA responses to generic-blocking citizen petitions. We implemented new systems and processes to comply with the new facility self-identification and user fee requirements of the FDASIA, and we monitor facility self-identification and fee payment compliance to mitigate the risk of potential supply chain interruptions or delays in regulatory approval of new applications.

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

Perrigo Company plc - Item 1
Regulation

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

    In addition, the FFDCA requires infant formula manufacturers to test product composition during production and shelf-life; to keep records on production, testing, and distribution of each batch of infant formula; to use cGMP and quality control procedures; and to maintain records of all complaints and adverse events, some of which may reveal the possible existence of a health hazard. The FDA conducts yearly inspections of all facilities that manufacture infant formula, inspects new facilities during early production runs, and collects and analyzes samples of infant formula. Our infant formula manufacturing facilities have been inspected by the FDA with no corrective actions required from the most recent inspections.

    Our infant and toddler beverages are subject to the Food Safety Modernization Act ("FSMA"), which protects the safety of U.S. foods by mandating comprehensive, prevention-based controls within the food industry. Under FSMA, the FDA has mandatory recall authority for all food products and greater authority to inspect food producers and is taking steps toward product tracing to enable more efficient product source identification in the event of a safety issue.

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

Perrigo Company plc - Item 1
Regulation

U.S. Drug Enforcement Administration

    The U.S. Drug Enforcement Administration ("DEA") regulates certain drug products containing controlled substances, such as morphine, hydromorphone, opium, testosterone, midazolam, and List I chemicals, such as pseudoephedrine, pursuant to the federal Controlled Substances Act ("CSA") and the Substance Use-Disorder Prevention that Promotes Opioid Recovery Treatment for Patients and Communities Act ("SUPPORT Act"). The CSA and DEA regulations impose registration, security, record keeping, suspicious order monitoring, reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers under the oversight of the DEA. The DEA categorizes controlled substances into Schedules I, II, III, IV, or V, with varying qualifications for listing in each schedule. We are subject to the requirements regarding the controlled substances in Schedules II - V and the List I chemicals. Our facilities that manufacture, distribute, import, or export any controlled substances must register annually with the DEA.

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

Federal Healthcare Programs and Drug Pricing Regulation
    Within the U.S., government healthcare insurance and welfare programs such as the Medicare and Medicaid programs are important third party payers for patients who are prescribed our products. These programs regulate the amount that pharmacies and other healthcare providers will be paid for our products, and we are subject to price reporting and other compliance obligations under these programs by virtue of our participation. Specifically, U.S. law requires that a pharmaceutical manufacturer, as a condition of federal funds being made available for the manufacturer’s drugs under Medicaid and Medicare Part B, enter into three government pricing program agreements: (i) a Medicaid rebate agreement with the Secretary of Health and Human Services (“HHS”) to pay rebates to state Medicaid programs for the manufacturer’s covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program; (ii) a 340B program agreement with the Secretary of HHS to provide statutory discounts to certain “covered entity” safety net healthcare providers; and (iii) a Master Agreement with the Department of Veterans Affairs (the "VA") under which discounts are available for purchases by federal agencies. We have such agreements in effect.

Medicaid Rebate Agreement

    The Medicaid rebate agreement requires the drug manufacturer to remit rebates to each state Medicaid agency on a quarterly basis for both fee-for-service and Medicaid managed care organization utilization. Rebate amounts are based on pricing data reported by the manufacturer to the Centers for Medicare & Medicaid Services (“CMS”), including Average Manufacturer Price ("AMP") and, in the case of innovator products, Best Price ("BP"). U.S. law also requires that a company that participates in the Medicaid rebate program report average sales price ("ASP") information to CMS for each calendar quarter for certain categories of drugs that are paid under the Medicare Part B program. CMS uses the ASP submissions to determine the amount CMS reimburses providers for such drugs under Medicare Part B.

The Medicaid rebate is calculated each quarter by CMS on the basis of the reported AMP and, in the case of innovator products, BP figures, and consists of the basic and additional rebates. The “basic rebate” formula is based on a minimum rebate percentage applied to AMP and, for innovator products, also considers BP. The “additional rebate" (calculated somewhat differently for innovator and non-innovator drugs) captures price increases that outpace inflation. CMS also uses manufacturer AMP data to calculate a limit on the amount state Medicaid programs can reimburse for multiple source drugs, known as the federal upper limit. Many state Medicaid programs also apply other reimbursement caps. CMS also surveys and publishes retail community pharmacy acquisition cost information, which many state Medicaid programs utilize as a basis for their own reimbursement methodologies.

    Pricing and rebate calculations are governed by statutory and regulatory requirements that are complex, vary among products and programs, can change over time, and are subject to interpretation by us, governmental or regulatory agencies, and the courts. In the case of the Medicaid rebate program, if we become aware of errors in

Perrigo Company plc - Item 1
Regulation

our prior price submissions, or a prior BP submission needs to be updated due to late arriving data, we must resubmit the updated data within specified time frames. Such restatements and recalculations increase our cost of compliance with the Medicaid rebate program, and corrections can result in an overage or underage of our rebate liability for past quarters, depending on the nature of the correction. Despite our best efforts, we cannot be certain that our submissions will not be found by the government to be incomplete or incorrect. Refer to the risk factors under the heading “If we fail to comply with the reporting and payment obligations under the Medicaid rebate program or other governmental purchasing and rebate programs, we could be subject to fines or penalties, which could have a material adverse effect on our financial condition and results of operations” in Item 1A. Risk Factors - Operational Risks.

340B Program Agreement

    The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as certain hospitals that serve a disproportionate share of low-income patients. The ceiling price is calculated on the basis of AMP and the Medicaid rebate, and therefore any changes to Medicaid price reporting and rebate legal standards may impact the 340B ceiling price calculation as well. If we revise data reported to the Medicaid drug rebate program, and such revisions result in a reduction of the 340B ceiling price, we are required to offer refunds to covered entities. Civil monetary penalties can be applied to manufacturers that knowingly and intentionally overcharge covered entities. Manufacturers are required to report the 340B ceiling prices each quarter.

Master Agreement with the Department of Veterans Affairs

    U.S. law also requires any company that participates in the Medicaid rebate program and that wants its covered drugs paid for by certain federal agencies and grantees to enter into a Master Agreement with the VA. Under the Master Agreement, the company must offer its prescription innovator drugs for procurement under the Federal Supply Schedule (“FSS”) contracting program, and must charge certain agencies (the VA, Department of Defense, Public Health Service and Coast Guard) no more than a statutory Federal Ceiling Price (“FCP”). The FCP is calculated based on Non-Federal Average Manufacturer Price ("Non-FAMP") data we submit to the VA. FSS contracts include extensive disclosure and certification requirements and standard government terms and conditions with which we must comply. Products sold to the government under an FSS contract must comply with the requirements of the Trade Agreements Act regarding the allowable countries where a product is manufactured or “substantially transformed." Consistent with the VA’s interpretation of the Master Agreement, we have also entered into an agreement to pay rebates on innovator drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.

Medicare Part D “Coverage Gap” Rebates

    For certain innovator products, manufacturers must also enter into an agreement with the Secretary of HHS to provide rebates with respect to utilization of their products by certain Medicare Part D beneficiaries while those patients are within the Medicare Part D benefit “coverage gap.” Manufacturers are not required to submit separate pricing data under this program; the rebate amount is calculated by CMS based on Part D plans “negotiated prices” paid to pharmacies.

Other Price Regulation and State Regulation

    Drug pricing has come under increasing public scrutiny arising out of general concerns about high drug costs or price increases, and transparency of pricing and discounting practices within the pharmaceutical distribution system. Congress is considering various amendments to federal drug pricing laws, as well as new forms of pricing regulation. Several states have enacted laws that, among other things, require manufacturers to report information concerning pharmaceutical pricing or marketing practices or to provide advance notice of price actions or applications for regulatory approvals to certain entities. Additionally, on November 27, 2020, CMS issued an interim final rule implementing a mandatory “Most Favored Nation” demonstration model to test reimbursement of drugs or biologicals under Medicare Part B based on international reference prices (such rule being enjoined by federal courts at this time). On December 12, 2019, the U.S. House of Representatives passed H.R. 3, The Elijah E. Cummings Lower Drug Costs Now Act, which, if enacted, would implement comprehensive measures related to drug pricing, including international reference pricing, as well as requiring manufacturers to pay a rebate on Part D drugs with price increases that outpace inflation. Refer to the risk factors under the headings "Limitations on

Perrigo Company plc - Item 1
Regulation

reimbursement, continuing healthcare reforms, and changes to reimbursement methods in the United States and other counties may have an adverse effect on our financial condition and results of operations" and “If we fail to comply with the reporting and payment obligations under the Medicaid rebate program or other governmental purchasing and rebate programs, we could be subject to fines or penalties, which could have a material adverse effect on our financial condition and results of operations” in Item 1A. Risk Factors - Operational Risks.

Other U.S. Regulations and Organizations

    We are subject to various other federal, state, non-governmental, and local agency rules and regulations. Compliance with the laws and regulations regarding the manufacture and sale of our current products and the discovery, development, and introduction of new products requires substantial effort, expense and capital investment. Other regulatory agencies, organizations, legislation, regulations and laws that may impact our business include, but are not limited to:

•Physician Payment Sunshine Act and Similar State Laws - This act and similar state laws require certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payment database and public reporting of the payment data.

•Foreign Corrupt Practices Act of 1977 ("FCPA") - This act and other similar anti-bribery laws prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties or international organizations with the intent to obtain or retain business or seek a business advantage.

•Federal Trade Commission ("FTC") - This agency oversees the advertising and other promotional practices of consumer products marketers. The FTC considers whether a product’s claims are substantiated, truthful and not misleading. The FTC also reviews mergers and acquisitions of companies exceeding specified thresholds and investigates certain business practices relevant to the healthcare industry.

•International Organization for Standardization ("ISO") - The ISO Standards specify requirements for a Quality Management System that demonstrates the ability to consistently provide products that meet customer and applicable regulatory standards and includes processes to ensure continuous improvement. Our infant formula manufacturing sites are ISO 9001-2008 Certified for Quality Management Systems. ISO inspections are conducted at least annually.

•United States Pharmacopoeia Convention, Inc. ("USP") - The USP is a non-governmental, standard-setting organization. By reference, the FFDCA incorporates the USP quality and testing standards and monographs as the standard that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed on the product’s labeling. USP standards exist for most Rx and OTC pharmaceuticals and many nutritional supplements. The FDA typically requires USP compliance as part of cGMP compliance.

•Health Insurance Portability and Accountability Act ("HIPAA") - HIPAA is a set of regulations designed to protect personal information and data collected and stored in medical records. It established a national standard to be used in all doctors' offices, hospitals and other businesses where personal medical information is stored. In addition to protecting personal medical information, HIPAA also gives patients the right to view their medical records and request changes if the data is incorrect. We could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.

•Consumer Product Safety Commission ("CPSC") - The CPSC has published regulations requiring child resistant packaging on certain products including pharmaceuticals and dietary supplements. The manufacturer of any product that is subject to any CPSC rule, ban, standard or regulation must certify that, based on a reasonable testing program, the product complies with CPSC requirements.

•California Safe Drinking Water and Toxic Enforcement Act ("Prop 65") - Prop 65 is a toxic right-to-know warnings law that allows the state attorney general and private enforcers to sue on behalf of the public claiming the products in question sold in California violate the law by exposing consumers to chemicals in levels above those allowed by regulation without carrying warnings.

Perrigo Company plc - Item 1
Regulation

•California Consumer Privacy Act ("CCPA") - CCPA went into effective on January 1, 2020, which enhanced the data protection rights of residents in California. This law increases our responsibility and potential liability related to personal data of California residents that we process.

•Other State Agencies - We are subject to regulation by numerous other state health departments, insurance departments, boards of pharmacy, state controlled substance agencies, state consumer health and safety regulations, and other comparable state agencies, each of which have license requirements and fees that vary by state.

Regulation Outside the U.S.

    We develop and manufacture products and market third-party manufactured products in regions outside the U.S., including Europe, Israel, Canada, Mexico, Australia, Asia, South America, and the Middle East, each of which has its own regulatory environment. The majority of our sales outside the U.S. are in the following categories: OTC and Rx pharmaceuticals, infant formulas, medical devices, dietary supplements, cosmetics, and oral self-care products. Other regulatory agencies, organizations and legislation that may impact our business include, but are not limited to:

•Privacy Regulations - We are subject to numerous global laws and regulations designed to protect personal data, such as the European General Data Protection Regulation (“GDPR”). The GDPR introduced more stringent data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The GDPR increased our responsibility and potential liability in relation to personal data that we process, and we have put in place appropriate mechanisms to comply with the GDPR.

•Transparency Laws - In various jurisdictions in which we operate, we are subject to the laws and regulations aimed at increasing transparency of financial relationships between healthcare professionals and pharmaceutical/medical device manufacturers. These acts require certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to healthcare professionals.

•Anti-Bribery Laws - Various jurisdictions in which we operate have laws and regulations, including the U.K. Bribery Act 2010 and the Irish Criminal Justice (Corruption Offenses) Act 2018, aimed at preventing and penalizing corrupt and anticompetitive behavior.

•Rules and Regulations Infant Formula - Outside of the U.S., country-specific regulations define the requirements that we must comply with regarding the manufacturing, testing, labeling, packaging, storage, distribution, and promotion of infant formula. We are subject to ongoing periodic inspection through these complex regulations, including by the FDA and other regulatory agencies such as the Canadian Food Inspection Agency ("CFIA").

European Union

OTC and Prescription Pharmaceuticals

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

Perrigo Company plc - Item 1
Regulation

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

Perrigo Company plc - Item 1
Regulation

this end, the EU Commission has published guidelines on Good Distribution Practice of Medicinal Products for Human Use in 2013. The present guidelines are based on Articles 84 and 85b(3) of medicinal products for human use directive.

Medical Devices

    The EU has enacted into law numerous directives and adopted many harmonizing standards pertaining to a wide range of industrial products, including medical devices. Medical devices that comply with the requirements of applicable directives are entitled to bear the CE marking of conformity, which indicates that the device conforms to the applicable requirements of the directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an organization accredited by a member state. Assessment by a Notified Body includes an audit of the manufacturer’s quality system and may also include specific testing of the product. This assessment is a prerequisite for a manufacturer to commercially distribute the product throughout the EU. On May 25, 2017, the EU’s Medical Device Regulation (the “MDR”) became effective, with a three year transitional period until full application. The date of application of the MDR, and as a result the date of repeal of the existing Medical Device Directives (the "MDDs"), has been deferred by 12 months to May 26, 2021 due to the COVID-19 pandemic. All Class I (low risk) medical devices need to comply with the MDR by May 26, 2021, and all medical devices sold in the EU will need to be approved under the MDR by May 26, 2025. Notified Bodies, which are organizations accredited by a member state, can continue to approve medical devices under the MDDs until May 26, 2021. Beginning on May 27, 2021, Notified Bodies will no longer be able to approve new medical devices under the MDDs or approve notifications of “substantial” design changes, including changes to labeling/packaging, changes to the manufacturing process, or the addition of new features and functionality, to medical devices that were approved under the MDDs.

Only Notified Bodies that have been designated under the MDR can carry out conformity assessment procedures, and only for certain types of devices listed by the product codes in their designation. This designation process is a lengthy and costly process, resulting in a shortage of certified notified bodies. In connection with the extension of the MDR application date discussed above, Notified Bodies designated under the prior MDD regime were allowed to continue their related governance of medical devices for one additional year, until May 25, 2021, subject to them having a designation under MDD in place throughout this time. The current regulations are not clear on the treatment of the existing certificates granted by Notified Bodies with designations that have expired during this extension period.

Dietary Supplements and Cosmetics

Complying with the legislative framework for dietary supplements and cosmetics in the EU remains challenging as a result of changing EU regulations, diverging national regulations from EU regulations, and diverging regulations between EU member states.

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

Perrigo Company plc - Item 1
Regulation

Biocides

Biocides in the EU market must comply with Regulation EU No. 528/2012 ("EU BPR") overseen by the European Chemicals Agency. Contrary to medicines, biocides are not exempted from chemical legislation such as the Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals No. 1907/2006 and the Regulation on Classification, Labelling and Packaging Regulation of substances and mixtures EC No. 1272/2008. The EU BPR improves the functioning of the biocidal products market in the EU, while ensuring a high level of protection for humans and the environment through the implementation of a harmonized system at Union level. Biocides are currently transitioning from a national-based system to a European system. The transition involves the gradual integration and approval or re-approval of existing active substances, followed by the pre-market authorization of biocidal finished products. This means all biocidal products will need to complete the reauthorization process, with the assessment focusing on efficacy and safety of the biocides on the European market.

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

Additional Global Regulations and Considerations

We must comply with a variety of U.S. laws related to doing business outside of the U.S., including but not limited to, Office of Foreign Asset Controls; United Nations and EU sanctions; the Iran Threat Reduction and Syria Human Rights Act of 2012; rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd- Frank Wall Street Reform and Consumer Protection Act; and regulations enforced by the U.S. Customs and Border Patrol. Changes in laws, regulations, and practices affecting the pharmaceutical industry and the healthcare system, including imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare, may affect our business and operations. International sanctions and boycotts of our products could also impact our sales and ability to export our products.

In recent years, there has been growing concern about the use and misuse of opioids and related products in the United States and around the world. Natural and synthetic opioids have analgesic and sedative effects, and are commonly prescribed by medical professionals for the temporary management of pain. Clinically weaker opioid analgesics, such as products containing codeine, are available from pharmacists in certain jurisdictions without a doctor’s prescription. However, a number of jurisdictions have implemented or are considering restrictions on OTC products containing codeine. For example, in 2018, Australia reclassified codeine to require a prescription, and regulators in Ireland and the UK may be evaluating similar actions. Certain formulations of the branded pain medications we sell in certain non-U.S. jurisdictions contain codeine. Restrictions or prohibitions on the sale of OTC products containing codeine could affect our CSCI segment in future periods.

Tax Regulations

Recent Changes to Tax Laws, Regulations and Related Interpretations

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles relating to Base Erosion and Profit Shifting ("BEPS"). These changes are being adopted and implemented by many of the countries in which we do business and may increase our tax expense in these countries. For example, Ireland implemented "controlled foreign corporation legislation" effective January 1, 2019 as required by the EU Anti-Tax Avoidance Directive ("ATAD") and effective January 1, 2020 has implemented "anti-hybrid legislation." In 2021, Ireland also intends to implement “interest limitation rules”, which are expected to take effect on January 1, 2022, as well as to update the recently implemented anti-hybrid legislation to incorporate the “anti-reverse-hybrid” recommendations contained in ATAD II.

On December 22, 2017, the U.S. enacted the U.S. Tax Cuts and Jobs Act ("U.S. Tax Act"). The U.S. Tax Act includes several significant changes to existing U.S. tax laws that impact us. These changes include a corporate

Perrigo Company plc - Item 1
Regulation

income tax rate reduction from 35% to 21%, full expensing of fixed assets placed in service in 2018 and the elimination or reduction of certain U.S. deductions and credits, including limitations on the deductibility of interest expense and executive compensation. The U.S. Tax Act also transitions international taxation from a worldwide system to a modified territorial system. This modified territorial system includes, among other items, base erosion prevention measures which have the effect of subjecting certain earnings of our U.S. owned foreign corporations to U.S. taxation as global intangible low-taxed income (“GILTI”) and the establishment of a minimum tax on certain payments from our U.S. subsidiaries to related foreign persons as base erosion and anti-abuse tax (“BEAT”). These changes became effective in 2018. The U.S. Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated U.S. owned foreign corporations’ previously untaxed foreign earnings (“Transition Toll Tax”). The Transition Toll Tax can be paid over an eight-year period starting in 2018 and will not accrue interest. Based on the 2017 U.S. federal income tax return filed by the Company, the Transition Toll Tax was paid in full with the filing of our 2017 U.S. federal income tax return. During 2018, Treasury and the IRS issued various forms of guidance, including notices of proposed rule-making and proposed Treasury regulations, implementing and clarifying aspects of the U.S. Tax Act and other related topics, including the Transition Toll Tax, BEAT, GILTI, foreign tax credit computations, the full expensing of fixed assets placed in service in 2018, interest expense limitations under Section 163(j), deductibility of interest and/or royalty payments made by U.S. corporate taxpayers to foreign related parties in so-called “hybrid mismatch” arrangements under Section 267A, and the limitation of deductions for key executive compensation as determined under Section 162(m).

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

Our preliminary estimate of the impact of the U.S. Tax Act (including the Transition Toll Tax) was recorded as of December 31, 2017 and was subject to the finalization of management's analysis related to certain matters, such as developing interpretations of the provisions of the U.S. Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain U.S. owned foreign subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the U.S. Tax Act required further adjustments and changes in our 2017 estimates, which did not have a material adverse effect on our business, results of operations or financial conditions. The final determination of the impact of the U.S. Tax Act (including the Transition Toll Tax) was completed in 2018, as required by SAB 118 (refer to Item 8. Note 15).

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act allowed for an increased interest expense limitation and depreciation deductions resulting in a reduction of income tax expense of approximately $36.6 million for tax years 2019 and 2020. Additionally, Treasury and the IRS issued Proposed and Final Regulations in 2020 regarding interest expense limitations under Section 163(j). These regulations adjust the definition of interest expense and items allowable in adjusted taxable income to calculate the annual interest deduction limitation. Perrigo has applied the updated regulations resulting in a reduction of income tax expense of approximately $8.9 million during 2020.

Foreign Incorporation Considerations

Although we are incorporated in Ireland, the IRS may not agree with the conclusion that we are treated as a foreign corporation for U.S. federal tax purposes. For Perrigo Company plc to be treated as a foreign corporation for U.S. federal tax purposes under section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), either (i) the former stockholders of Perrigo Company must own (within the meaning of section 7874 of the Code) less than 80% (by both vote and value) of our stock by reason of holding shares in Perrigo Company (the "ownership test") as of the closing of the Elan acquisition or (ii) we must have substantial business activities in Ireland after the Elan acquisition (taking into account the activities of our expanded affiliated group). Upon our acquisition of Elan, Perrigo Company stockholders held 71% (by both vote and value) of our shares. We believe that under current law, we should be treated as a foreign corporation for U.S. federal tax purposes. However, we cannot assure that the IRS will agree with our position that the ownership test is satisfied. There is limited guidance regarding the section 7874 provisions, including the application of the ownership test. Based on the limited guidance available, we currently expect that Section 7874 of the Code likely will limit our and our U.S. affiliates’ ability to use their U.S. tax attributes, such as net operating losses, to offset certain U.S. taxable income, if any, generated by the

Perrigo Company plc - Item 1
Regulation

Elan acquisition or certain specified transactions for a period of time following the Elan acquisition (refer to Item 8. Note 15).

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

ITEM 1A.    RISK FACTORS

SUMMARY OF RISK FACTORS

Operational Risks
•We face vigorous competition from other pharmaceutical and consumer packaged goods companies, which may threaten the demand for and pricing of our products.
•If we do not continue to develop, manufacture, and market innovative products, introduce new line extensions, and expand into adjacent categories that meet customer demands, our net sales may be negatively impacted and we may lose market share.
•We operate in highly regulated industries, and any inability to timely meet current or future regulatory requirements could have a material adverse effect on our business and operating results.
•Limitations on reimbursement, continuing healthcare reforms, and changes to reimbursement methods in the United States and other countries may have an adverse effect on our financial condition and results of operations.
•If we fail to comply with the reporting and payment obligations under the Medicaid rebate program or other governmental purchasing and rebate programs, we could be subject to fines or penalties, which could have a material adverse effect on our business and operating results.
•Unfavorable publicity or consumer perception of the safety, quality, and efficacy of our products could have a material adverse effect on our business.
•Lack of availability, or significant increases in the cost, of raw materials used in manufacturing our products could have a material adverse effect on our profit margins and operating results.
•The COVID-19 global pandemic and the public health and governmental actions in response could continue to have an adverse impact on our operations and could have an adverse impact on our business and financial condition in the future.
•A disruption at any of our main manufacturing facilities could have a material adverse effect on our business, financial position, and results of operations.
•Our business could be negatively affected by the performance of our collaboration partners and suppliers, and any such adverse impact could be material.
•Our business depends upon certain customers for a significant portion of our sales, therefore our business would be adversely affected by a disruption of our relationship with these customers or any material adverse change in these customers' businesses. The risk of such impacts would be increased by continued consolidation in the sectors in which our customers operate.
•Our businesses could be adversely affected by deteriorating economic conditions in the countries in which we operate, and our results may be volatile due to these or other circumstances beyond our control.
•A cyber security breach, disruption or misuse of our information systems, or our external business partners’ information systems could have a material adverse effect on our business.
•We are dependent on the services of certain key personnel.

Strategic Risks
•We may not realize the benefits of business acquisitions, divestitures, and other strategic transactions, which could have a material adverse effect on our operating results.
•We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations.
•There can be no assurance that our strategic initiatives will achieve their intended effects.

Perrigo Company plc - Item 1A
Risk Factors
Global Risks
•Our business, financial condition, and results of operations are subject to risks arising from the international scope of our operations.
•We operate in jurisdictions that could be affected by economic and political instability, which could have a material adverse effect on our business.
•The international scope of our business exposes us to risks associated with foreign exchange rates.

Litigation and Insurance Risks
•We are or may become involved in lawsuits and may experience unfavorable outcomes of such proceedings.
•Increased scrutiny on pricing practices and competition in the pharmaceutical industry, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and results of operations.
•Third-party patents and other intellectual property rights may limit our ability to bring new products to market and may subject us to potential legal liability, which could have a material adverse effect on our business and operating results.
•The success of certain of our products depends on the effectiveness of measures we take to protect our intellectual property rights and patents.
•Our ability to achieve operating results in line with published guidance is inherently subject to numerous risks and other factors beyond our control. Publishing earnings guidance subjects us to risks, including increased stock volatility, that could lead to potential lawsuits by investors.
•Significant increases in the cost or decreases in the availability of the insurance we maintain could adversely impact our operating results and financial condition.

Tax Related Risks
•The resolution of uncertain tax positions, including the Notices of Proposed Adjustments and Notice of Assessment, could be unfavorable, which could have an adverse effect on our business.
•Changes to tax laws and regulations or the interpretation thereof could have a material adverse effect on our results of operations and the ability to utilize cash in a tax efficient manner.
•Our effective tax rate or cash tax payment requirements may change in the future, which could adversely impact our future results of operations.

Capital and Liquidity Risks
•Our indebtedness could adversely affect our ability to implement our strategic initiatives.
•We cannot guarantee that we will buy back our ordinary shares pursuant to our announced share repurchase plan or that our share repurchase plan will enhance long-term shareholder value.
•Any additional shares we may issue could dilute your ownership in the Company.
•We are incorporated in Ireland; Irish law differs from the laws in effect in the United States and may afford less protection to, or otherwise adversely affect, our shareholders.
•We may be limited in our ability to pay dividends or repurchase shares in the future.

Operational Risks

We face vigorous competition from other pharmaceutical and consumer packaged goods companies, which may threaten the demand for and pricing of our products.

    Our products compete against store brand, generic, and branded health and wellness products. If we are unable to compete successfully, our business may lose customers or face negative pricing pressures. In particular:

•Our CSCA, CSCI and RX segments each experience direct competition from other drug companies, including brand name companies, that may try to prevent, discourage or delay the use of our products through various measures, including introduction of new products, legislative initiatives, changing dosage forms or dosing regimens, regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions, and attempts to generate negative publicity prior to our introduction of a new competitive product. Moreover, other companies may produce the same products as us, sometimes sold at dramatically lower margins in order to gain market share. Other companies may also introduce new drugs or drug delivery techniques that make our current products less desirable. In addition, in the RX segment, competitors may lower their prices to compete with generic products, increase advertising, or launch an authorized generic at or near the time the first generic product is launched, depriving the generic product of potential market exclusivity.

Perrigo Company plc - Item 1A
Risk Factors
•The FDA's increasing acceptance of in vitro studies, rather than human clinical studies, to support bioequivalence of generic products may lead to increased production of products that compete with Perrigo's generic product portfolio.
•Our competitors may be able to adapt more quickly to changes in customer requirements or develop products comparable or superior to those offered by us at more competitive prices.
•Competition in the pharmaceutical space may also be impacted by changes in regulations and government pricing programs that may give certain competitors an advantage.

If we do not continue to develop, manufacture, and market innovative products, introduce new line extensions, and expand into adjacent categories that meet customer demands, our net sales may be negatively impacted and we may lose market share.

    The growth of our business is due in large part to our ability to develop, manufacture, and market products that meet customer requirements for quality, safety, efficacy, and cost-effectiveness. Margins for existing products tend to decline over time due to aging product life cycles, changes in consumer preferences, pricing pressure from customers, and increased competition. Accordingly, our business model relies heavily on the continuous introduction of innovative products and new product categories. If we do not continue to develop, manufacture, and market new products, or if we fail to stay current with the latest manufacturing information, and packaging technology, we could lose market share, and our net sales may be negatively affected.

The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly, and subject to a high degree of business risk. Products currently under development may require re-design to meet evolving regulatory standards, may not perform as expected, may not pass required bioequivalence studies, or may be the subject of intellectual property challenges. Necessary regulatory approvals may not be obtained in a timely manner, if at all. Even if we are successful in developing a product, our customers' failure to launch one of our products successfully, or delays in manufacturing developed products, could adversely affect our operating results. In addition, regulatory agencies may impose higher standards or additional requirements, as a condition to clearing new products, such as requiring more supporting data and clinical data than previously required, which could negatively impact our net sales. In our CSCA and RX segments, we must prove that the regulated generic drug products in these segments are bioequivalent to their branded counterparts, which may require bioequivalence studies, and, in the case of topical products, even more extensive clinical endpoint trials to demonstrate their efficacy, and the failure to do so could also negatively impact our sales.
We operate in highly regulated industries, and any inability to timely meet current or future regulatory requirements could have a material adverse effect on our business and operating results.

    We operate in highly regulated industries in numerous countries and are subject to the regulations of a variety of U.S. and non-U.S. agencies related to the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, import, export, advertising, and sale (including cost, pricing and reimbursement) of our products, as described in detail in Item 1. Business - Government Regulation and Pricing. Changes in laws, regulations, and practices in the countries in which we operate, which may be impacted by political pressure and other factors outside of our control, may be difficult or expensive for us to comply with, could restrict or delay our ability to manufacture, distribute, sell or market our products, and may adversely affect our revenue, operating results, and financial condition or impose significant administrative burdens. Divergence in regulatory approach from country to country, and between the EU and individual member states, adds cost and complexity to the compliance framework; and differences in requirements and/or implementation dates in different jurisdictions may provide competitive advantages to manufacturers that operate in other locations. If our products fail to meet regulatory requirements, our sales may be adversely affected, we may incur fines and penalties, and our exposure to liability relating to product-based claims may increase. Below are some examples of ways in which regulatory risk may impact us:

•We must obtain approval from the appropriate regulatory agencies in order to manufacture and sell our products in the regions in which we operate. Obtaining this approval can be time consuming and costly. When we submit an application for market authorization, there can be no assurance that the regulator will approve that application on a timely basis or at all.
•U.S. law encourages generic competition by providing eligibility for first generic marketing exclusivity if certain conditions are met. If we are granted generic exclusivity, the exclusivity may be shared with other generic companies, including authorized generics; or we may forfeit 180-day exclusivity if we fail to obtain

Perrigo Company plc - Item 1A
Risk Factors
regulatory approval and begin marketing within the statutory requirements. If we are not the first to file our ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of our product and/or possibly reducing our market share.
•Global regulatory agencies regularly inspect our manufacturing facilities and the facilities of our third-party suppliers. The failure of one of these facilities to comply with applicable laws and regulations may lead to a breach of representations made to our customers, or to regulatory or government action against us related to the products made in that facility, including suspension of or delay in regulatory approvals and product seizure, injunction, recall, suspension of production or distribution of our products, loss of licenses or other governmental penalties, or civil or criminal prosecution, which could result in increased cost, lost revenue, or reputational damage.
•In 2020, regulatory agencies globally, including the FDA and EMA, issued guidance on assessing and controlling nitrosamine impurities in medicine products. We are undertaking a review of our product portfolio in accordance with regulatory guidance to assess the risk of the presence of nitrosamine impurities. Any finding of nitrosamine impurities exceeding levels set by regulatory authorities may require us to adopt modified product sourcing and/or manufacturing processes or to initiate product withdrawal.
•Rx-to-OTC switches are critical to our future growth. If regulatory agencies fail to approve Rx-to-OTC switches in new product categories or reassess the terms of existing OTC classifications, our growth prospects and product mix would be impaired. Further, regulatory agencies may reassess the terms of OTC classification if they perceive a shift in the previously assessed benefit/risk profile. Any such reassessment could lead to OTC products reverting to prescription.
•Our infant formula products may be subject to barriers or sanctions imposed by countries or international organizations limiting international trade and dictating the content of such products. If governments enhance regulations on the infant formula industry by, for example, requiring additional testing or compulsory batch-by-batch inspection, our sales and operating margins in this category could be adversely affected.
•The regulation of controlled substances and List I chemicals complicates our supply chain, and adverse regulatory actions may result in temporary or permanent interruption of distribution of our products, withdrawal of our products from the market, or other penalties. If we are unable to obtain necessary quotas for controlled substances and List I chemicals, we risk having delayed product launches or failing to meet commercial supply obligations.
•As described in Item 1. Government Regulation and Pricing, beginning on May 26, 2025, all medical devices sold in the EU will need to be approved under the MDR, with certain device categories requiring compliance sooner, and there is currently a shortage in the number of Notified Bodies authorized to carry out conformity assessments required thereunder. If we fail to secure a notified body certificate under MDR, this will impact our ability to keep our medical devices in the EU market. Moreover, the designation of a notified body certifying certain of our products expired during the pandemic-related deferral of the MDR regulations, and its designation status moving forward is unclear. While we do not expect a material impact on our business, there can be no assurances that our ability to sell these medical devices in the EU will not be interrupted, slowed or otherwise adversely affected.

Limitations on reimbursement, continuing healthcare reforms, and changes to reimbursement methods in the United States and other countries may have an adverse effect on our financial condition and results of operations.

    Increasing healthcare expenditures have received considerable public attention in many of the countries in which we operate. In the U.S., government programs such as Medicare and Medicaid, as well as private insurers, have been focused on cost containment. In some markets in the EU and outside the U.S., the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. Both private and governmental entities are seeking ways to reduce or contain healthcare costs through legislative and regulatory efforts, as further described in Item 1. Business - Federal Healthcare Programs and Drug Pricing Regulation, which could place further pricing pressure on our products and could negatively impact our results of operations.

Perrigo Company plc - Item 1A
Risk Factors
For Medicaid programs, many of our products are considered non-innovator products and therefore are subject to Medicaid federal upper limits ("FUL"). Our products generally are subject to state Medicaid program payment methodologies, and may be subject to reimbursement pressures, and in some cases, those pressures may result from practices outside of our control, including how our competitors price their equivalent products. State Medicaid programs are continuing to evaluate their payment methods, and we cannot predict how the FUL or state payment methodologies will affect our pharmacy customers or to what extent these customers may seek additional discounts in light of reimbursement changes in the future. We also cannot predict how the sharing of FUL data and retail survey prices may impact competition in the marketplace in the future.

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

If we fail to comply with the reporting and payment obligations under the Medicaid rebate program or other governmental purchasing and rebate programs, we could be subject to fines or penalties, which could have a material adverse effect on our business and operating results.

As described in Item 1. Business - Federal Healthcare Programs and Drug Pricing Regulation, we have entered into various government drug pricing agreements with the U.S. government. By their nature, these programs require us to provide discounts and rebates and therefore reduce our net product revenue. Further, because the amounts of these discounts are based on our commercial sales practices and can be adversely affected by both significant discounts and price increases, any failure to maintain pricing practices that appropriately take into account these government pricing programs could have an adverse effect on our condition and results of operations. There are other inherent risks associated with participating in these programs, including the following:

•We are required to report pricing data to CMS, including AMP, on a monthly and quarterly basis and BP and ASP on a quarterly basis. We also are required to report quarterly and annual Non-FAMPs to the VA. If we fail timely to submit required information, make misrepresentations in pricing or product data, or are found to have knowingly submitted false information to the government as to certain pricing disclosures, we may be liable for substantial civil monetary penalties and subject to other enforcement actions, including possible exclusion from U.S. federal healthcare programs, and CMS may terminate our Medicaid drug rebate agreement.
•Under the 340B program, if we knowingly and intentionally overcharge covered entities, including in connection with a failure to offer refunds following 340B ceiling price restatements, we may be subject to civil monetary penalties.
•If we inadvertently overcharge the government in connection with our FSS contract or TriCare Agreement, whether due to a misstated Federal Ceiling Price or otherwise, we would be required to refund the difference. Failure to make necessary disclosures and/or to identify contract overcharges can result in False Claims Act allegations or potential violations of other laws and regulations. Unexpected refunds to the government, and responses to a government investigation or enforcement action, are expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
•Pricing and rebate calculations are governed by statutory and regulatory requirements that are complex, vary between products and programs, can change over time, and are subject to interpretation by us, governmental or regulatory agencies, and the courts. Our calculations and methodologies are subject to review by the governmental agencies, and it is possible that these reviews could result in challenges to our submissions. We cannot assure you that our submissions will not be found by the government to be incomplete or incorrect, which could result in civil and/or criminal sanctions, including fines, penalties, and possible exclusion from U.S. federal healthcare programs.

Unfavorable publicity or consumer perception of the safety, quality, and efficacy of our products could have a material adverse effect on our business.

We are dependent upon consumers' perception of the safety, quality, and efficacy of our products. Negative consumer perception may arise from media reports, social media posts, product liability claims, regulatory investigations, or recalls affecting our products or our industry, any of which may reduce demand.

Perrigo Company plc - Item 1A
Risk Factors

•Our products involve risks such as product contamination, spoilage, mislabeling, and tampering that could require us to recall one or more of our products. Serious product quality concerns could also result in governmental actions against us that, among other things, could result in the suspension of production or distribution of our products, product seizures, loss of certain licenses, delays in the issuance of governmental approvals for new products, or other governmental penalties.
•We cannot guarantee that counterfeiting, imitation or other tampering with our products will not occur or that we will be able to detect and resolve it, which could lead to death or injury of consumers and negatively impact our reputation.
•Our nutritional product category is subject to certain consumer preferences and health and nutrition-related concerns, including the number of mothers who choose to use infant formula products rather than breastfeed their babies, which could change based on factors including increased promotion of the benefits of breastfeeding over the use of infant formula by private, public and government sources and changes in the number of families that are provided with infant formula by the U.S. federal government through the Women, Infants and Children program which we do not participate in.
•Our CSCI segment's financial success is dependent on positive brand recognition, which results in part from large investments in marketing over a period of years. The success of our brands may suffer if we do not continue to invest in marketing, or if our marketing plans or product initiatives are unsuccessful. In addition, an issue with one of our products could negatively affect the reputation of other products, potentially hurting our financial results.
•With respect to our powdered infant formula products, a risk of contamination or deterioration may exist at each stage of the production cycle, including the purchase and delivery of raw materials, the processing and packaging of food products, and the use and handling by consumers, hospital personnel, and healthcare professionals. If certain of our infant formula products are found or alleged to have suffered contamination or deterioration, whether or not under our control, our reputation and our infant formula product category sales could be materially adversely affected.
•Negative social media posts or comments about us, store brands or generic pharmaceuticals, or our products could damage our reputation and adversely affect our business. Negative posts or comments about our products could result in increased pharmacovigilance reporting requirements, which may give rise to liability if we fail to fully comply with such requirements.

Lack of availability, or significant increases in the cost, of raw materials used in manufacturing our products could have a material adverse effect on our profit margins and operating results.

    We rely on third parties to source many of our raw materials and to manufacture certain dosage forms that we distribute, such as inhalers and sterile injectables. See Item 1. Business - Materials Sourcing. Certain raw materials may experience rapid cost increases due to increased energy costs and other inflationary pressures, and this may have a material negative impact on our financial results, whether or not we are able to pass on such increases to our customers. We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related product in a timely manner, a particularly severe effect for higher volume or more profitable products. It can take substantial time and investment to qualify an alternative supplier or material sources and establish reliable supply. For example, starting in the second quarter of 2021, we anticipate a potential supply disruption of a generic prescription product manufactured by a third party, which disruption could adversely affect our ability to sell and ship the product to customers in a timely manner. While we have identified one or more potential alternative suppliers of the product, delays in qualifying such alternative supplier may result in a supply disruption for the duration of 2021 and re-establishment of reliable supply may not be achieved until 2022 and cannot be assured.

We maintain a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify potential counterfeit ingredients, adulterants, and toxic substances. Nevertheless, discovery of previously unknown problems with raw materials, product manufacturing processes, or new data suggesting an unacceptable safety risk associated therewith, could result in a voluntary or mandatory withdrawal of the contaminated product from the marketplace, either temporarily or permanently. Any future recall or removal would result in additional costs and lost revenue, harm our reputation, and may give rise to product liability litigation.

Perrigo Company plc - Item 1A
Risk Factors
Changes in regulation could impact the supply of the API and certain other raw materials used in our products. For example, the EU recently promulgated new standards requiring all API imported into the EU be certified as complying with Good Manufacturing Practices established by the EU. The regulations placed the certification requirement on the regulatory bodies of the exporting countries, which led to an API supply shortage in Europe as certain governments were not willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API or other raw ingredients could cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers who are unable to export. This could have a material adverse effect on our business, results of operations, financial condition, and cash flow.

Moreover, our infant formula products require certain key raw ingredients that are derived from raw milk, which is influenced by factors beyond our control including seasonal and environmental factors, governmental agricultural and environmental policy, and global demand. Due to these factors, we cannot guarantee that there will be sufficient supplies of these key ingredients to produce infant formula.

The COVID-19 global pandemic and the public health and governmental actions in response could continue to have an adverse impact on our operations and could have an adverse impact on our business and financial condition in the future.

    As the COVID-19 pandemic continues across the globe, the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations and affected product sales mix across all our segments, as described in Item 7 - Executive Overview - Impact of COVID-19 Pandemic. During the year ended December 31, 2020, all of our segments experienced demand shifts for certain products that caused net sales to increase in certain product categories and decrease in other categories. We attribute these demand shifts to consumer and customer behavior surrounding the COVID-19 pandemic and the movement and social distancing restrictions put in place to combat spreading of the virus, such as travel bans, country lock-downs, and school closings, as well as mask mandates. We also believe that the social distancing measures and mask mandates contributed to the decline in total cough cold illnesses during the fourth quarter of 2020, which resulted in a decline of net sales for cough cold products in our upper respiratory category. Going forward, the continued spread of the disease and the actions to slow it could have an adverse impact on our financial condition, our supply chains and other operations, our results of operations, consumer demand for our products and our ability to access capital. The magnitude of any such adverse impacts are not determinable, but could be material, depending on: the duration, intensity, and continued spread of the disease, including the emergence of new strains of the virus; the duration of business closure and similar government orders, business reopening procedures and the public's willingness to adhere to suggested safety measures; the availability, acceptability and effectiveness of currently approved and potential future vaccines and their effectiveness against new strains of the virus; the severity and duration of any economic downturn resulting from the pandemic; the effectiveness of the Company's efforts at mitigation; and other factors, both known and unknown, many of which are likely to be outside our control. In addition, to the extent that any increased sales of our products during the initial stages of the outbreak may reflect "pantry stocking", consumer demand for such products in future periods may be correspondingly reduced. Further, lower consumer demand for cough cold products in all our segments and certain other self-care products in our CSCI segment may continue, and volume of U.S. prescriptions could decrease in our RX segment in future periods depending on the course of the pandemic and related responses to combat the virus. It is also possible that a change in the course of the pandemic may affect consumer demand for products in future periods in ways we do not currently anticipate.

A disruption at any of our main manufacturing facilities could have a material adverse effect on our business, financial position, and results of operations.

    Our manufacturing operations are concentrated in a few locations. See Item 1. Business - Manufacturing and Distribution for more information. A significant disruption at one or more of these facilities, whether due to fire, natural disaster, power loss, intentional acts of vandalism, climate change, war, terrorism, insufficient quality, or pandemic could materially and adversely affect our business.

    Additionally, regulatory authorities routinely inspect all of our manufacturing facilities for current GMP compliance. While our manufacturing sites are current GMP compliant, if a regulatory authority were to identify serious adverse findings not corrected in follow up inspections, we may be required to issue product recalls, shutdown manufacturing facilities, and take other remedial actions. If any manufacturing facility were forced to cease or limit production, our business could be adversely affected.

Perrigo Company plc - Item 1A
Risk Factors
Our business could be negatively affected by the performance of our collaboration partners and suppliers, and any such adverse impact could be material.

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

Our business depends upon certain customers for a significant portion of our sales, therefore our business would be adversely affected by a disruption of our relationship with these customers or any material adverse change in these customers' businesses. The risk of such impacts would be increased by continued consolidation in the sector in which our customers operate.

    Sales to our largest customer, Walmart, comprised approximately 13.3% of our net sales for the year ended December 31, 2020. While no other customer individually comprised more than 10% of net sales in 2020, our next five largest customers in 2020 represent 23.2% of net sales in the aggregate. If our relationship with Walmart or any of our other significant customers, including the terms of doing business with the customers, changes significantly, it could have a material adverse impact on us (refer to Item 1. Business - Significant Customers).

    Many of our customers continue to merge or consolidate, which has provided, and may continue to provide, customers with additional purchasing leverage, and consequently may increase the pricing pressures we face. The emergence of large buying groups representing independent retail pharmacies enable those groups to extract price discounts on our products. In addition, several of our customers have instituted sourcing programs limiting the number of suppliers of generic pharmaceutical products carried by that customer. These developments have resulted in heightened pricing pressure on our products, as well as competition among generic drug producers for business from a smaller and more selective customer base.

    Additionally, if we are unable to maintain adequately high levels of customer service over time, customers may choose to assess penalties (where such penalties are contractually permitted), obtain alternate sources for products, and/or end their relationships with us.

Our businesses could be adversely affected by deteriorating economic conditions in the countries in which we operate, and our results may be volatile due to these or other circumstances beyond our control.

Our customers could be adversely impacted if economic conditions worsen in the U.S. or other countries in which we operate. In the U.S., our consumer self-care business does not advertise our store brand products like national brand companies and thus is largely dependent on retailer promotional activities to drive sales volume and increase market share. If our customers do not have the ability to invest in store brand promotional activities, our sales may suffer. Additionally, while we actively review the credit worthiness of our customers and suppliers, we cannot fully predict to what extent they may be negatively impacted by slowing economic growth. Our stock price may decline due to any earnings release or guidance that does not meet market expectations or other circumstances beyond our control, such as the severity, length and timing of the cough/cold/flu and allergy seasons, the timing of new product approvals and introductions by us and our competitors, and the timing of retailer promotional programs.

A cyber security breach, disruption or misuse of our information systems, or our external business partners’ information systems could have a material adverse effect on our business.

    Our business operations are increasingly dependent upon information technology systems that are highly complex, interrelated with our external business partners, and may contain confidential information (including personal data, trade secrets or other intellectual property, or proprietary business information). The nature of digital systems, both internally and externally, makes them potentially vulnerable to disruption or damage from human error and/or security breaches, which include, but are not limited to, ransomware, data theft, denial of service attacks, sabotage, industrial espionage, interruptions or other system issues, unauthorized access and computer

Perrigo Company plc - Item 1A
Risk Factors
viruses. Such events may be difficult to detect, and once detected, their impact may be difficult to assess and address.

    Cyber-attacks have become increasingly common. We have experienced immaterial business disruption and data loss as a result of phishing, business email compromise and other types of attacks. While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient, and that could subject us to significant risks, including, without limitation:
•Ransomware attacks, other cyber breaches or disruptions that impair our ability to develop products, meet regulatory approval requirements or deadlines, produce or ship products, take or fulfill orders, and/or collect or make payments on a timely basis;
•System issues, whether as a result of an intentional breach, a natural disaster or human error that damage our reputation and cause us to lose customers, experience lower sales volume, and/or incur significant liabilities;
•Significant expense to remediate the results of any attack or breach and to ensure compliance with any required disclosures mandated by the numerous global privacy and security laws and regulations; and
•Interruptions, security breaches, or loss, misappropriation, or unauthorized access, use or disclosure of confidential information, which, individually or collectively, could result in financial, legal, business or reputational harm to us and could have a material adverse effect on our business, financial condition and results of operations.
We are also subject to numerous laws and regulations designed to protect personal data, such as the California Consumer Privacy Act in the U.S. and the European Global Data Protection Regulation ("GDPR"). These data protection laws introduced more stringent data protection requirements and significant potential fines, as well as increased our responsibility and potential liability in relation to personal data that we process and possess. We have put mechanisms in place to ensure compliance with applicable data protection laws but there can be no guarantee of their effectiveness.

We are dependent on the services of certain key personnel.

    We are dependent on the services of certain key personnel, and our future success will depend in large part upon our ability to attract and retain highly skilled employees. Key functions for us include executive managers, operational managers, R&D scientists, information technology specialists, financial and legal specialists, regulatory professionals, quality compliance specialists, and sales/marketing personnel. If we are unable to attract or retain key qualified employees, our future operating results may be adversely impacted.

Strategic Risks

We may not realize the benefits of business acquisitions, divestitures, and other strategic transactions, which could have a material adverse effect on our operating results.

    In the normal course of business, we engage in discussions relating to possible acquisitions, divestitures, and other strategic transactions, some of which may be significant in size or impact. Transactions of this nature create substantial demands on management, operational resources, technology, and financial and internal control systems, and can be subject to government approvals or other closing conditions beyond the parties' control. In the case of acquisitions, we may face difficulties with integrating these businesses, managing expanded operations, achieving operating or financial synergies in expected timeframes or in new products or geographic markets. In the case of divestitures, including the planned separation of the RX business, we may face difficulty in effectively transferring contracts, obligations, facilities, and personnel to the purchaser, while minimizing continued exposure to risks and liabilities of the divested business.

There are inherent uncertainties involved in identifying and assessing the value, strengths, and profit potential, as well as the weaknesses, risks, and contingent and other liabilities of acquisition targets, which can be affected by changes in business, industry, market or general economic conditions. Moreover, the financing of any acquisition can have a material impact on our liquidity, credit ratings and financial position. Alternatively, issuing equity to pay all or a portion of acquisition purchase price would dilute our existing shareholders.

On March 1, 2021, we announced the sale of our generic RX Pharmaceuticals business to Altaris Capital Partners, LLC for total consideration of $1.55 billion. The transaction is subject to customary closing conditions,

Perrigo Company plc - Item 1A
Risk Factors
including certain antitrust approvals, and is expected to close by the end of the third quarter of 2021. The sale of the generic RX Pharmaceuticals business is an important step in our transformation plan and will establish Perrigo as a “pure-play” consumer self-care company, enabling us to concentrate on our worldwide consumer self-care products businesses. However, the sale of the generic RX Pharmaceuticals business could impact our ability to retain key employees, comply with existing debt arrangements, maintain our credit ratings and raise future capital. Further, even if the sale is completed, we may not achieve the anticipated operational, financial, strategic or other benefits therefrom. There can be no assurances that a sale or separation of the generic RX Pharmaceuticals business will achieve our intended goals or that the transformation of Perrigo to a “pure-play” consumer self-care products company will receive the level of market support that we expect, within any specific timeframe. Moreover, after the closing, our business will be less diversified with a narrower focus which could make us more susceptible to changing market conditions or result in increased volatility in our stock price.

Acquisitions and divestitures, including the generic RX Pharmaceuticals business, also involve costs, including fees and expenses of financial advisors, lawyers, accountants, and other professionals, and can involve retention bonuses and other additional compensation of employees or increase turnover in personnel. Any of these risks or expenses could have a negative effect on our financial condition or results of operations.

We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations.
We have recorded significant goodwill and intangible assets on our balance sheet as a result of previous acquisitions, which could become impaired and lead to material charges in the future. Refer to Item 8. Note 4.

    We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statement of Operations. As of December 31, 2020, the net book value of our goodwill and intangible assets were $3.8 billion and $3.0 billion, respectively. In the past three years, we have recognized a total of $755.7 million in asset impairments, across all segments and asset categories (refer to Item 8. Note 4).

There can be no assurance that our strategic initiatives will achieve their intended effects.
    We are in the process of implementing certain initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, making key executive employee changes, performing a strategic portfolio review, and disposing of certain assets. Furthermore, we are transitioning into a consumer-focused, self-care company. We believe these initiatives will enhance our net sales, operating margins, and earnings; however, certain of these initiatives require substantial upfront costs, and there can be no assurance any of these initiatives will produce the anticipated benefits. Any delay or failure to achieve the anticipated benefits could have a material adverse effect on our projected results.

Global Risks

Our business, financial condition, and results of operations are subject to risks arising from the international scope of our operations.

    We manufacture, source raw materials, and sell our products in a number of countries. The percentage of our business outside the U.S. has been increasing. We are subject to risks associated with international manufacturing and sales, including: changes in regulatory requirements (see Item 1. Business - Government Regulations and Pricing, changes to tax and import/export laws and trade and customs policies (including the enactment of tariffs on goods imported into the U.S., including but not limited to, goods imported from China), problems related to markets with different cultural biases or political systems, possible difficulties in enforcing agreements, longer payment cycles and shipping lead-times, difficulties obtaining export or import licenses, and imposition of withholding or other taxes.

Perrigo Company plc - Item 1A
Risk Factors
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

    Our operations and supply partners could be affected by economic or political instability, embargoes, military hostilities, unstable governments and legal systems, and inter-governmental disputes as well as travel restrictions, terrorist acts, and other armed conflicts. The global nature of our business involves the following risks, among others:

•Our facilities in Israel are within a conflict zone. If terrorist acts or military actions were to result in substantial damage to our facilities, our business activities would be disrupted since, with respect to most products, we would need to obtain prior regulatory agency approval for a change in manufacturing site. Moreover, certain countries and international organizations have refused to do business with companies with Israeli operations. We are also precluded from marketing our products to certain countries due to U.S. and Israeli regulatory restrictions.
•The U.S. Department of State and other governments have at times issued advisories regarding travel to certain countries in which we do business, causing regulatory agencies to curtail or prohibit their inspectors from traveling to inspect facilities. If these inspectors are unable to inspect our facilities, the regulatory agencies could withhold approval for new products intended to be produced at those facilities.
•On June 23, 2016, the UK electorate voted in a referendum to voluntarily depart from the EU, known as "Brexit". Following the formation of a majority Conservative government in December 2019, the UK approved the withdrawal agreement and left the EU on January 31, 2020. The UK remained in the EU customs union and the single market for a transition period that expired on December 31, 2020. On December 24, 2020, the UK and the EU reached agreement in principle on their future trading relationship and entered into the EU-UK Trade and Cooperation Agreement which applies provisionally until February 28, 2021, by which stage it is expected to be formally ratified by the parties and fully in force. The agreement provides for free trade in goods and limited mutual market access in services, as well as for cooperation mechanisms in a range of policy areas and UK participation in some EU programs. However, significant political and economic uncertainty remains as to aspects of the future relationship between the UK and the EU. Future trading terms between the UK and other trading partners, including the United States, are also unknown. Brexit has created significant instability and volatility in the global financial markets, has led to significant weakening of the British pound compared to the U.S. dollar and other currencies, and could still adversely affect European or worldwide economic or market conditions. Although the EU-UK Trade and Cooperation Agreement is temporarily in place, the full extent of any disruption on imports and exports, for example relating to increased regulatory complexities, is unknown. These complexities may impair the ability of our operations in the EU to transact business in the future in the UK, and similarly the ability of our UK operations to transact business in the future in the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of the above mentioned effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

Perrigo Company plc - Item 1A
Risk Factors
The international scope of our business exposes us to risks associated with foreign exchange rates.

    We report our financial results in U.S. dollars. However, a significant portion of our net sales, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. These currencies include, among others, the Euro, Indian rupee, British pound, Canadian dollar, Israeli shekel, Australian dollar, and Mexican peso. Our Branded Consumer Self-care business is a euro-denominated business that represents a significant portion of our net sales, net earnings and net assets. Fluctuations in currency exchange rates may have positive or negative impacts on our operating results and/or cash flows. We may seek to mitigate the risk of such impacts through hedging, but such hedging activities may be costly and may not be effective.

    In addition, emerging market economies in which we operate may be particularly vulnerable to the impact of rising interest rates, inflationary pressures, weaker oil and other commodity prices, and large external deficits. Risks in one country can limit our opportunities for portfolio growth and negatively affect our operations in another country or countries. Such conditions or developments could have an adverse impact on our operations. In addition, we may be exposed to credit risks in some of those markets.

Litigation and Insurance Risks

We are or may become involved in lawsuits and may experience unfavorable outcomes of such proceedings.

    We may become involved in lawsuits arising from a wide variety of commercial, manufacturing, development, marketing, sales and other business-related matters, including, but not limited to, competitive issues, pricing, contract issues, intellectual property matters, false advertising, antitrust or unfair competition, taxation matters, workers' compensation, product quality/recall, environmental remediation, securities law, disclosure, and regulatory issues. Litigation is unpredictable and could result in potentially significant monetary damages, and we could incur substantial legal expenses, even if a claim against us is unsuccessful. We intend to vigorously defend against any lawsuits, however, we cannot predict how the cases will be resolved. Adverse results in, or settlements of, such cases could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on our reputation, financial position or results of operations in the future (refer to Item 8. Note 17).

The actual or alleged presence of certain hazardous substances or petroleum products on, under or in our currently or formerly owned property, or from a third-party disposal facility that we may have used, or the failure to remediate them, could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on our ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on us. See Item 1. Business - Information Applicable to All Reportable Segments - Environmental for more information related to environmental remediation matters.

Increased scrutiny on pricing practices and competition in the pharmaceutical industry, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and results of operations.

                There has been increased scrutiny regarding sales, marketing, and pricing practices in the pharmaceutical industry, including criminal antitrust investigations regarding drug pricing, civil False Claims Act investigations relating to drug pricing and marketing, multiple civil antitrust litigation initiated by governmental and private plaintiffs against pharmaceutical manufacturers and individuals, and related media reports.

    On May 2, 2017, we disclosed that search warrants were executed at several Perrigo facilities and other locations in connection with the Antitrust Division’s ongoing investigation related to drug pricing in the pharmaceutical industry. Perrigo has also been served with and responded to a civil investigative demand in connection with a related civil False Claims Act investigation by the Civil Division of the Department of Justice. Although no charges or other related civil claims have been brought to date against Perrigo or any of our current employees (or, to the best of our knowledge, former employees), by the Department of Justice, we take the investigation very seriously.

    If criminal antitrust charges are filed involving Perrigo, we would incur substantial litigation and other costs, and could face substantial monetary penalties, injunctive relief, negative publicity and damage to our reputation.

Perrigo Company plc - Item 1A
Risk Factors
Regardless of the ultimate outcome, responding to those charges would divert management’s time and attention and could impair our operations. Further, we cannot predict whether legislative or regulatory changes may result from the ongoing public scrutiny of our industry, what the nature of any such changes might be, or what impact they may have on Perrigo. Any of these developments could have a material adverse impact on our business, results of operations, and reputation. While we intend to defend Perrigo's conduct at issue in these investigations vigorously, any adverse decision could have a material adverse impact on our business, results of operations and reputation.

    In addition, we have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class action, individual plaintiff direct action, State Attorney General, and county lawsuits alleging that we engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as calendar year 2010 (refer to Item 8. Note 17). While we intend to defend these lawsuits vigorously, any adverse decision could have a material adverse impact on our business, results of operations and reputation.

Third-party patents and other intellectual property rights may limit our ability to bring new products to market and may subject us to potential legal liability, which could have a material adverse effect on our business and operating results.

    The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry.

•As a manufacturer of generic pharmaceutical products, the ability of our CSCA, CSCI, and RX segments to bring new products to market is often limited by third-party patents or proprietary rights and regulatory exclusivity periods awarded on products. Launching new products prior to resolution of intellectual property issues may result in us incurring legal liability if the related litigation is later resolved against us. The cost and time for us to develop prescription and Rx-to-OTC switch products is significantly greater than the rest of the new products that we introduce. Any failure to bring new products to market in a timely manner could cause us to lose market share, and our operating results could suffer.
•We could have to defend against charges that we infringed patents or violated proprietary rights of third parties. This could require us to incur substantial expense and could divert significant effort of our technical and management personnel. If we are found to have infringed rights of others, we could lose our right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Additionally, if we choose to settle a dispute through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products.
•At times, our CSCA or RX segments may seek approval to market drug products before the expiration of a third party's patents for therapeutically-equivalent products, based upon our belief that such patents are invalid, unenforceable or would not be infringed by our products. In these cases, we may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, we may, in certain circumstances, elect to market a store brand or generic pharmaceutical product while litigation is pending, before any court decision, or while an appeal of a lower court decision is pending, known as an "at risk" launch. The risk involved in an "at risk" launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits we make from selling the generic version of the product. By electing to proceed in this manner, we could face substantial damages if we receive an adverse final court decision. In the case where a patent holder is able to prove that our infringement was "willful" or "exceptional," under applicable law, the patent holder may be awarded up to three times the amount of its actual damages or we may be required to pay attorneys’ fees.

The success of certain of our products depends on the effectiveness of measures we take to protect our intellectual property rights and patents.

    If we fail to adequately protect our intellectual property, competitors may manufacture and market similar products.

Perrigo Company plc - Item 1A
Risk Factors
•We have been issued patents covering certain of our products, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries. Any existing or future patents issued to or licensed by us may not provide us with any significant competitive advantages for our products or may even be challenged, invalidated, or circumvented by competitors. In addition, patent rights may not prevent our competitors from developing, using, or commercializing non-infringing products that are similar or functionally equivalent to our products.
•We also rely on trade secrets, unpatented proprietary know-how, and continuing technological innovation that we seek to protect, in part by confidentiality agreements with licensees, suppliers, employees, and consultants. If these agreements are breached, we may not have adequate remedies for any such breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, trade secrets and proprietary technology may otherwise become known or be independently developed by competitors or, if patents are not issued with respect to products arising from research, we may not be able to maintain the value of such intellectual property rights.

Our ability to achieve operating results in line with published guidance is inherently subject to numerous risks and other factors beyond our control. Publishing earnings guidance subjects us to risks, including increased stock volatility, that could lead to potential lawsuits by investors.

    Because we publish earnings guidance, we are subject to several risks. Earnings guidance is inherently uncertain and subject to factors beyond our control. Actual results may vary from the guidance we provide investors from time to time, such that our stock price may decline following, among other things, any earnings release or guidance that does not meet market expectations.

    It has become increasingly commonplace for investors to file lawsuits against companies following a rapid decrease in market capitalization. We have been in the past, are currently, and may be in the future, named in these types of lawsuits. These types of lawsuits can be costly and divert management attention and other resources away from our business, regardless of their merits, and could result in adverse settlements or judgments. The inherent uncertainty of earnings guidance and related lawsuits could have a material impact on the Company.

Significant increases in the cost or decreases in the availability of the insurance we maintain could adversely impact our operating results and financial condition.

    To protect the Company against various potential liabilities, we maintain a variety of insurance programs, including property, general, product, and directors' and officers' liability. We may reevaluate and change the types and levels of insurance coverage that we purchase. Insurance costs, including deductible or retention amounts, may increase, or our coverage could be reduced, which could lead to an adverse effect on our financial results depending on the nature of a loss and the level of insurance coverage we maintained. Moreover, we are self-insured when insurance is not available, not offered at economically reasonable premiums or does not adequately cover claims brought against us. Our business inherently exposes us to claims, and an unanticipated payment of a large claim may have a material adverse effect on our business.

Tax Related Risks

The resolution of uncertain tax positions, including the Notices of Proposed Adjustments and Notice of Assessment, could be unfavorable, which could have an adverse effect on our business.

Although we believe our tax estimates are reasonable and our tax filings are prepared in accordance with applicable tax laws, the final determination with respect to any tax audit or any related litigation could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made and in future periods after the determination. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties or interest assessments.

We are currently involved in several audits and adjustment-related disputes and related litigation, including the NoA and NOPAs, as described more fully in Item 8. Note 15. Based on a review of the relevant facts and circumstances, we believe that these matters will not result in a material impact on our consolidated financial position, results of operations or cash flows. However, while we believe that our position in these matters is correct, there can be no assurance of ultimate favorable outcomes, and if one or more matters are ultimately resolved unfavorably it would have a material adverse impact on us, including a material adverse impact on our financial

Perrigo Company plc - Item 1A
Risk Factors
position, liquidity, capital resources, and strategy. In addition, an adverse result with respect to any of such matters could ultimately require the use of corporate assets to pay assessments and related interest, penalties, or other amounts, and any such use of corporate assets would limit the assets available for other corporate purposes. We will consider the financial statement impact of any additional facts as they become available.

Changes to tax laws and regulations or the interpretation thereof could have a material adverse effect on our results of operations and the ability to utilize cash in a tax efficient manner.

    Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to section 7874 of the U.S. Internal Revenue Code of 1986, as amended ("Code"). For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Refer to Item 1. Business - Government Regulation and Pricing.

We believe that under current law, we should be treated as a foreign corporation for U.S. federal tax purposes. However, there is limited guidance regarding the section 7874 provisions. An unfavorable determination on Perrigo Company plc’s treatment as a foreign corporation under section 7874 of the Code or changes to the inversion rules in section 7874 of the Code, the IRS Treasury regulations promulgated thereunder, or other IRS guidance and legislative proposals aimed at expanding the scope of U.S. corporate tax residence could adversely affect our status as a foreign corporation for U.S. federal tax purposes, which could have a material impact on our Consolidated Financial Statements in future periods.

    Additionally, we are subject to tax laws in various jurisdictions globally, Refer to Item 1. Business - Government Regulation and Pricing for a discussion of recent changes to U.S. and EU tax laws, including the enactment of the U.S. Tax Act in 2017, which includes the global intangible low-taxed income ("GILTI") and base erosion and anti-abuse tax ("BEAT") regulations. Any of these changes could have a prospective or retroactive application to us, our shareholders, and affiliates, and could adversely affect us by changing our effective tax rate and limiting our ability to utilize cash in a tax efficient manner.

Our effective tax rate or cash tax payment requirements may change in the future, which could adversely impact our future results of operations.

    A number of factors may adversely impact our future effective tax rate or cash tax payment requirements, which may impact our future results and cash flows from operations (refer to Item 8. Note 15). These factors include, but are not limited to: changes to income tax rates, to tax laws or the interpretation of such tax laws (including additional proposals for fundamental international tax reform globally); the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards, treatment or characterization of intercompany transactions, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and divestitures of current operations.

Capital and Liquidity Risks

Our indebtedness could adversely affect our ability to implement our strategic initiatives.

Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At December 31, 2020, our total indebtedness outstanding was $3.6 billion.

•Our senior credit facilities, the agreements governing our senior notes, and agreements governing our other indebtedness contain a number of restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. These covenants include specified financial ratios and tests, which could affect our ability to operate our business or limit our ability to take advantage of potential business opportunities, such as acquisitions. If we

Perrigo Company plc - Item 1A
Risk Factors
do not comply with the covenants and restrictions contained in the agreements governing our indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable.
•A default under certain indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If our indebtedness is accelerated, there can be no assurance that we would be able to repay or refinance our debt or obtain sufficient new financing.
•Downgrades to our credit ratings may limit our access to capital and materially increase borrowing costs on current or future financing, including via trade payables with vendors. Customers' inclination to purchase goods from us may also be affected by the publicity associated with deterioration of our credit ratings.
•There are various maturity dates associated with our credit facilities, senior notes, and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. Further, there is no assurance that any future refinancing or renegotiation of our senior credit facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms (refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

We cannot guarantee that we will buy back our ordinary shares pursuant to our announced share repurchase plan or that our share repurchase plan will enhance long-term shareholder value.

    In October 2018 our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased. During the year ended December 31, 2020, we repurchased an aggregate of 3.4 million of our ordinary shares under such authorization at an average purchase price of $48.28 per share. The specific timing and amount of additional buybacks under the authorization, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, the nature of other investment opportunities and the availability of our distributable reserves. Buybacks of our ordinary shares could affect the market price of our ordinary shares, increase their volatility or diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase plan is intended to enhance long-term shareholder value, there is no assurance that it will do so, and short-term share price fluctuations could reduce the plan’s effectiveness.

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

At our annual general meeting of shareholders in May 2020, our shareholders authorized our Board of Directors to issue up to a maximum of 33% of our issued ordinary capital on that date for a period of 18 months from the passing of the resolution. At the annual general meeting, our shareholders also authorized our Board of Directors to issue ordinary shares on a nonpreemptive basis in the following circumstances: (i) an issuance of shares in connection with any rights issuance and (ii) an issuance of shares for cash, if the issuance is limited to up to 5% of the Company’s issued ordinary share capital (with the possibility of issuing an additional 5% of the Company’s issued ordinary share capital provided the Company uses it only in connection with an acquisition or a specified capital investment that is announced contemporaneously with the issuance, or which has taken place in the preceding six-month period and is disclosed in the announcement of the issuance), bringing the total acceptable limit for nonpreemptive share issuances for cash to 10% of the Company’s issued ordinary share capital.

Perrigo Company plc - Item 1A
Risk Factors
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

•Under Irish law, the duties of directors and officers of a company are generally owed to the company only. As a result, shareholders of Irish companies do not have the right to bring an action against the directors or officers of a company for the breach of such duties, except in limited circumstances.
•Shareholders may be subject to different or additional tax consequences under Irish law as a result of the acquisition, ownership and/or disposition of ordinary shares, including, but not limited to, Irish stamp duty, dividend withholding tax, Irish income tax, and capital acquisitions tax.
•There is no treaty between Ireland and the U.S. providing for the reciprocal enforcement of foreign judgments. Before a foreign judgment would be deemed enforceable in Ireland, the judgment must be (i) for a definite sum, (ii) provided by a court of competent jurisdiction and (iii) final and conclusive. An Irish High Court may exercise its right to refuse to recognize and enforce a foreign judgment if the foreign judgment was obtained by fraud, if it violated Irish public policy, if it is in breach of natural justice, or if it is irreconcilable with an earlier judgment.
•An Irish High Court may stay proceedings if concurrent proceedings are being brought elsewhere. Judgments of U.S. courts of liabilities predicated upon U.S. federal securities laws may not be enforced by Irish High Courts if deemed to be contrary to public policy in Ireland.
•It could be more difficult for us to obtain shareholder approval for a merger or negotiated transaction than if we were a U.S. company because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under Irish law.
•Additionally, under the Irish Takeover Panel Act, 1997, Takeover Rules, 2013, the Board of Directors is not permitted to take any action that might frustrate an offer for our ordinary shares, including issuing additional ordinary shares or convertible equity, making material acquisitions or dispositions, or entering into contracts outside the ordinary course of business, once the Board of Directors has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. These provisions may give the Board of Directors less ability to control negotiations with hostile offerors and protect the interests of holders of ordinary shares than would be the case for a corporation incorporated in a jurisdiction of the United States.

We may be limited in our ability to pay dividends or repurchase shares in the future.

    A number of factors may limit our ability to pay dividends in the future, including, among other things:

•Our ability to receive cash dividends and distributions from our subsidiaries;
•Compliance with applicable laws and debt covenants;
•Our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant; and
•The availability of our distributable reserves, being profits of the company available for distribution to shareholders.

Under Irish law, distributable reserves are the accumulated realized profits so far as not previously utilized by distribution or capitalization, less accumulated realized losses so far as not previously written off in a reduction or a reorganization of capital duly made. In addition, no distribution or dividend may be made if, at the time of the distribution or dividend, our net assets are not, or would not be, after giving effect to such distribution or dividend, be equal to, or in excess of, the aggregate of our called-up share capital plus undistributable reserves.

    While we currently expect to continue paying dividends and operating our share repurchase plan, significant changes in our business or financial condition such as asset impairments, sustained operating losses and the selling of assets, could impact the amount of distributable reserves available to us. We could seek to create additional distributable reserves through a reduction in our share premium, which would require 75% shareholder approval and the approval of the Irish High Court. The Irish High Court's approval is a matter for the discretion of the

Perrigo Company plc - Item 1A
Risk Factors
court, and there can be no assurances that such approval would be obtained. In the event that additional distributable reserves are not created in this way, dividends, share repurchases or other distributions would generally not be permitted under Irish law until such time as we have created sufficient distributable reserves in our audited statutory financial statements as a result of our business activities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2.    PROPERTIES
    Our world headquarters is located in Dublin, Ireland, and our North American base of operations is located in Allegan, Michigan. We manufacture products at 21 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 71% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at December 31, 2020:

Country	Number of Facilities	Segment(s) Supported

Ireland	1	CSCA, CSCI, RX
United States	44	CSCA, CSCI, RX
Mexico	9	CSCA
United Kingdom	7	CSCI
France	6	CSCI
Belgium	4	CSCI
Austria	3	CSCI
India	3	CSCA, CSCI
Israel	3	CSCA, RX
Australia	2	CSCI
Germany	2	CSCI

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

ITEM 4.    MINE SAFETY DISCLOSURES

    Not applicable.

Perrigo Company plc - Additional Item
Executive Officers

ADDITIONAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

    Our executive officers and their ages and positions as of February 26, 2021 were:

	Title and Business Experience	Age
Svend Andersen	Mr. Andersen was named Executive Vice President and President, Consumer Self-Care International in February 2017. Prior to joining Perrigo in May 2016, Mr. Andersen served as Executive Vice President - Europe for LEO-Pharma from December 2015 to May 2016. Prior to that, he was Regional President and Corporate officer at Hospira, Inc.’s Europe, Middle East and Africa (“EMEA”) business for five years, was Executive Vice President responsible for the Western European division’s pharmaceuticals, generics, OTC and hospital products businesses at Actavis from 2008 to 2015 including leading Alpharma’s EMEA businesses prior to its acquisition by Actavis, and prior to that, spent 10 years with Ferrosan (A Novo Nordisk Subsidiary) specialized in OTC and consumer health products as Vice President for Global Commercial Operations.	59
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
		57
Thomas M. Farrington	Mr. Farrington was named Executive Vice President and Chief Information Officer in November 2015. He formerly served as Senior Vice President and Chief Information Officer from October 2006 to November 2015.	63
Ronald C. Janish	Mr. Janish was named Chief Transformation Officer in January 2019 and Executive Vice President of Global Operations and Supply Chain in October 2015. He served as Senior Vice President of International and Rx Operations from 2012 until 2015 and as Managing Director of Perrigo’s Australian operations from 2010 to 2012. Previously, he held Senior Vice President roles for Perrigo in International Market Development, China Business Development and Global Procurement.	55
Murray S. Kessler	Mr. Kessler was appointed President, Chief Executive Officer and Board Member of Perrigo Company plc, effective October 8, 2018. Before joining Perrigo, Mr. Kessler served as the Chairman of the Board of Directors, President and Chief Executive Officer of Lorillard, Inc. (2010-2015). He served as Vice Chair of Altria, Inc. (2009) and President and CEO of UST, Inc. (2000-2009), a wholly owned subsidiary. Previous to his time at UST, Mr. Kessler had over 18 years of consumer packaged goods experience with companies including Vlasic Foods International, Campbell Soup and The Clorox Company. Since 2015, Mr. Kessler has served as voluntary President of the United States Equestrian Federation, a non-profit national governing body.	61
Todd W. Kingma	Mr. Kingma was named Executive Vice President, General Counsel and Secretary in May 2006. He served as Vice President, General Counsel and Secretary from August 2003 to May 2006.	61
Sharon Kochan	Mr. Kochan was named Executive Vice President and President, RX Pharmaceuticals in October 2018. He served as Executive Vice President and President, Branded Consumer Healthcare International from February 2017 to October 2018. He served as Executive Vice President and General Manager, Consumer Healthcare International from August 2012 to February 2017. He served as Executive Vice President, General Manager of Prescription Pharmaceuticals from March 2007 to July 2012 and as Senior Vice President of Business Development and Strategy from March 2005 to March 2007. Mr. Kochan was Vice President, Business Development of Agis Industries (1983) Ltd. from July 2001 until the acquisition of Agis by the Company in March 2005.	52
Grainne Quinn	Dr. Quinn was named Executive Vice President in July 2016 and has served as Chief Medical Officer since November 2015. Prior to that she served as Vice President and Head of Global Patient Safety from January 2014 until November 2015. Dr. Quinn was Vice President and Head of Global Pharmacovigilance and Risk Management for Elan from April 2009 until December 2013 when the Company acquired Elan.	51
Raymond P. Silcock	Mr. Silcock was named Executive Vice President and Chief Financial Officer in March 2019. Prior to joining Perrigo, Mr. Silcock served as Chief Financial Officer at INW Holdings from 2018 to 2019 and as Executive Vice President and Chief Financial Officer of CTI Foods from 2016 to 2018. In March 2019, CTI Foods filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court in Delaware. From 2013 until the company’s sale in 2016, Mr. Silcock was Executive Vice President and Chief Financial Officer of Diamond Foods, Inc. and previously held Chief Financial Officer roles at UST, Inc., Swift & Co. and Cott Corporation. He also served on the board of Pinnacle Foods, Inc. from 2008 until the company was sold in 2018. His early career was highlighted by an 18-year tenure in positions of increasing responsibility at Campbell Soup Company. Mr. Silcock is a Fellow of the Chartered Institute of Management Accountants (UK).	70

Perrigo Company plc - Additional Item
Executive Officers

	Title and Business Experience	Age
Richard S. Sorota	Mr. Sorota was named Executive Vice President and General Manager of Consumer Self-Care Americas in March 2020. He previously served as Chief Executive Officer and President of Ranir Global Holdings LLC from July 2015 to March 2020. Mr. Sorota has a long history of experience in general management, sales, marketing and product development. While at BISSELL Inc., he served as Senior Vice President and General Manager for Global Sales and Marketing and then Executive Vice President of Global Commercial Operations. Previous roles include serving as President of Consumer Business for HARMAN International, Senior Vice President and General Manager at The Scotts Miracle-Gro Company, and senior leadership roles in marketing and innovation for Philips Electronics and brand management at Procter & Gamble. Rich began his career in Finance at General Electric.	57
Robert Willis	Mr. Willis was named Executive Vice President and Chief Human Resources Officer in March 2019 after serving as Vice President of Human Resources Global Businesses for nearly six years. Prior to joining Perrigo, Mr. Willis gained more than 20 years of experience in Human Resources leadership through roles with Fawaz Alhokair Group in the Middle East, GE Capital in the UK and Ireland, DoubleClick in North America and internationally, and Norkom Technologies in Europe and North America. He also was a Partner and Founding Member of the Black & White Group.	52

Perrigo Company plc - Item 5

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Prior to June 6, 2013, our common equity traded on the Nasdaq Global Select Market under the symbol PRGO. Since June 6, 2013, our common equity has traded on the New York Stock Exchange under the symbol PRGO. In association with the acquisition of Agis Industries (1983) Ltd., our common equity has been trading on the Tel Aviv Stock Exchange since March 16, 2005 under the same symbol. As of February 26, 2021, there were 4,217 record holders of our ordinary shares.

    The graph below shows a comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index and the S&P Pharmaceuticals Index. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends. Information in the graph is presented for the years ended December 31, 2015 through December 31, 2020.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY PLC**, THE S&P 500 INDEX, AND THE S&P PHARMACEUTICALS INDEX

$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Perrigo Company plc
S&P 500
S&P Pharmaceuticals

*     $100 invested on December 31, 2015 in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.
** Perrigo Company prior to December 31, 2013. Perrigo Company plc beginning December 18, 2013.

    In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion (the "2015 Authorization"). Following the expiration of our 2015 share repurchase plan authorization in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). During the year ended December 31, 2020, we repurchased 3.4 million ordinary shares at an average purchase price of $48.28 per share for a total of $164.2 million under the 2018 Authorization. We did not repurchase any shares during the year ended December 31, 2019. During the year ended December 31, 2018, we repurchased 5.1 million ordinary shares at an average repurchase price of $77.93 per share, for a total of $400.0 million, which were repurchased under the 2015 Authorization.

Perrigo Company plc - Item 5

Share repurchase activity during the three months ended December 31, 2020 was as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Value of Shares Available for Purchase
October 1 - October 31, 2020	—	$—	—
November 1 - November 30, 2020	1,702,800	$48.17	1,702,800
December 1 - December 31, 2020	1,697,200	$48.44	1,697,200	$ 835.80 million
Total	3,400,000			$ 835.80 million

ITEM 6.    SELECTED FINANCIAL DATA

    The Consolidated Statements of Operations data set forth below with respect to the years ended December 31, 2020, December 31, 2019, and December 31, 2018, and the Consolidated Balance Sheet data at December 31, 2020 and December 31, 2019 are derived from and are qualified by reference to the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Consolidated Statements of Operations data set forth below with respect to the year ended December 31, 2017 and December 31, 2016 and the Consolidated Balance Sheet data at December 31, 2018, December 31, 2017, December 31, 2016, are derived from audited consolidated financial statements not included in this report.

	Year Ended
(in millions, except per share amounts)	December 31, 2020(1)	December 31, 2019(2)	December 31, 2018	December 31, 2017	December 31, 2016(3)
Statements of Operations Data
Net sales	$5,063.3	$4,837.4	$4,731.7	$4,946.2	$5,280.6
Cost of sales	3,248.1	3,064.1	2,900.2	2,966.7	3,228.8
Gross profit	1,815.2	1,773.3	1,831.5	1,979.5	2,051.8
Operating expenses	1,699.8	1,568.5	1,595.0	1,381.3	4,051.5
Operating income (loss)	$115.4	$204.8	$236.5	$598.2	$(1,999.7)

Net income (loss)	$(162.6)	$146.1	$131.0	$119.6	$(4,012.8)

Diluted earnings (loss) from continuing operations per share	$(1.19)	$1.07	$0.95	$0.84	$(28.01)

Dividends declared per share	$0.90	$0.82	$0.76	$0.64	$0.58

(1) Includes the results of operations for assets acquired from High Ridge Brands and Sanofi for the nine months and two months ended     December 31, 2020, respectively, as well as results of operations for our Rosemont Pharmaceuticals business that was divested on June 19, 2020.
(2) Includes the results of operations for assets acquired from Ranir Global Holdings, LLC for the six months ended December 31, 2019, as well as results of operations for our animal health business that was divested on July 8, 2019.
(3) Includes the results of operations for assets acquired from Barr Laboratories, Inc. and assets acquired from Matawan Pharmaceuticals, LLC for the five months and eleven months and one week ended December 31, 2016, respectively.

(in millions)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Balance Sheet Data
Cash and cash equivalents	$641.5	$354.3	$551.1	$678.7	$622.3
Total assets	$11,488.4	$11,301.4	$10,983.4	$11,628.8	$13,870.1
Long-term debt, less current portion	$3,528.3	$3,365.8	$3,052.2	$3,270.8	$5,224.5

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

    Our vision is to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that enhance individual well-being by empowering consumers to proactively prevent or treat conditions that can be self-managed. We are also a leading producer of generic prescription pharmaceutical topical products including creams, lotions, gels and nasal sprays.

This vision is designed to support our global reach as we shift our focus to our consumer branded and store brand portfolio and embrace the opportunities for growth we see ahead of us, while remaining loyal to our heritage. Our vision represents an evolution from healthcare to self-care, which takes advantage of a massive global trend and opens up a large number of adjacent growth opportunities. We define self-care as not just treating disease or helping individuals feel better after using a product, but also maintaining and enhancing their overall health and wellness. Consistent with our vision, in 2019 Perrigo’s management and board of directors launched a three-year strategy to transform the Company into a consumer self-care leader. Significant progress has been made on our transformation journey towards achieving the major components of management’s transformation strategy, which consists of: reconfiguring the portfolio, delivering on base plans, creating repeatable platforms for growth, driving organizational effectiveness and capabilities, funding growth sustainably, allocating capital, and delivering consistent and sustainable results in line with consumer-packaged goods peers.

    Our fiscal year begins on January 1 and ends on December 31 of each year. We end our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Our Segments

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and oral self-care categories, our divested animal health category, and contract manufacturing) in the U.S., Mexico and Canada.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business primarily branded in Europe and Australia, our store brand business in the United Kingdom and parts of Europe and Asia, and our divested liquid licensed products business in the United Kingdom.
•Prescription Pharmaceuticals ("RX") comprises our prescription pharmaceuticals business in the U.S., which are predominantly generics, and our pharmaceuticals and diagnostic businesses in Israel.

    Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

    For information on each segment, our business environment, and competitive landscape, refer to Item 1. Business. For results by segment and geographic locations see below "Segment Results" and Item 8. Note 2 and Note 20.

Perrigo Company plc - Item 7
Executive Overview

Strategy

    Our objective is to grow our business by responsibly bringing our self-care vision to life. We aim to accomplish this by leveraging our global infrastructure to expand our product offerings, thereby providing new innovative products and product line extensions to existing consumers and servicing new consumers through entry into adjacent product categories, new geographies and new channels of distribution. Critical to this strategy is investing in and continually improving all aspects of our five strategic pillars which we call the Perrigo Advantage:

•High quality;
•Superior customer service;
•Leading innovation;
•Best cost; and
•Empowered people,

while remaining true to our three core values, Integrity - we do what is right; Respect - we demonstrate the value we hold for one another; and Responsibility - we hold ourselves accountable for our actions. While delivering on our strategy, we remain committed to our corporate responsibility and sustainability programs, which include environmental and social initiatives, as summarized in Item 1. Business - Corporate Social Responsibility.

    We utilize shared services and Research and Development ("R&D") centers of excellence in order to help ensure consistency in our processes around the world, and to maintain focus on our five strategic pillars.

    We continually reinvest in our R&D pipeline and work with partners as necessary to strive to be first-to-market with new products. Our organic growth has been driven by successful new product launches across all our segments and expansion in new channels like e-commerce. We expect to continue to grow inorganically through expansion into adjacent products, product categories, and channels, as well as potentially through entry into new geographic markets. We evaluate potential acquisition targets using an internally developed 12-point scale that is weighted towards accretive revenue growth which is highly correlated with increases in shareholder value.

Competitive Advantage

    Our consumer-facing business model combines the unique competencies of a fast-moving consumer goods company and a pharmaceutical manufacturing company with the supply chain breadth necessary to support customers in the markets we serve. These durable business model competencies align with our five strategic pillars and provide us a competitive advantage in the marketplace. We fully integrate quality in our operational systems across all products. Our ability to manage our supply chain complexity across multiple dosage forms, formulations, and stock-keeping units, as well as acquisitions, integrations, and hundreds of global partners provides value to our customers. Product development capacity and life cycle management are at the core of our operational investments. Globally we have 21 manufacturing plants that are all in good regulatory compliance standing and have systems and structures in place to guide our continued success. Our leadership team is fully engaged in aligning all our metrics and objectives around sustainable compliance with industry associations and regulatory agencies.

    Among other things, we believe the following give us a competitive advantage and provide value to our customers:

•Leadership in first-to-market product development and product life cycle management;
•Turn-key regulatory and promotional capabilities;
•Management of supply chain complexity and utilizing economies of scale;
•Quality and cost effectiveness throughout the supply chain creating a sustainable, low-cost network;
•Deep understanding of consumer needs and customer strategies;
•Industry leading e-commerce support; and
•Expansive pan-European commercial infrastructure, brand-building capabilities, and a diverse product portfolio.

Perrigo Company plc - Item 7
Executive Overview

Recent Highlights

Year Ended December 31, 2020

•On March 1, 2021, we announced a definitive agreement to sell our generic RX Pharmaceuticals business to Altaris Capital Partners, LLC for total consideration of $1.55 billion, including $1.5 billion in cash. As part of the consideration, Altaris Capital Partners, LLC will also assume more than $50.0 million in potential R&D milestone payments and contingent purchase obligations with third-party Rx partners. The transaction is subject to antitrust and other customary closing conditions and is expected to close by the end of the third quarter of 2021. The sale of the generic RX Pharmaceuticals business is an important step in our transformation plan and will establish Perrigo as a pure-play consumer self-care company. The generic RX Pharmaceuticals business will be classified as discontinued operations starting in the first quarter of 2021.

•On March 1, 2021, CEO & President Murray S. Kessler signed a three-year contract extension until October 8, 2024 to complete the Company's self-care transformation. See Item 9B. Other Information for additional details.

•During the year ended December 31, 2020, we completed strategic acquisitions and a divestiture that advanced our self-care transformation. We acquired the oral care assets of High Ridge Brands ("Dr. Fresh"), three Eastern European OTC dermatological brands from Sanofi, entered a strategic investment in and long-term supply agreement with Kazmira LLC, and divested our U.K.- based Rosemont Pharmaceuticals business. For additional details on these and other asset acquisitions and the divestiture refer to the "Recent Trends and Developments" discussion in the CSCA and CSCI sections below.

•During the year ended December 31, 2020, we repurchased $164.2 million worth of shares at an average purchase price of $48.28 as part of our authorized share repurchase plan.

•Effective December 15, 2020, our board of directors appointed Orlando D. Ashford to serve as a director of the Company and a member of its Remuneration Committee.

•On October 27, 2020, we announced that we will be establishing a new North American Corporate Headquarters in Grand Rapids, Michigan. We signed an agreement to lease space located in Michigan State University's Grand Rapids Innovation Park and expect the building to be ready for occupancy in mid-2022. This new location will help us support cross-functional collaboration and position us to routinely interact with a statewide education and research network within the Grand Rapids Medical Mile. This expansion is consistent with our self-care transformation and will advance our self-care vision.

•Effective July 29, 2020, our board of directors appointed Katherine C. Doyle to serve as a director of the Company and a member of its Audit Committee.

•On June 19, 2020, we, through our subsidiary, issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the "2020 Notes") and received net proceeds of $737.1 million after fees and market discount. On July 6, 2020, we used a portion of the proceeds to fund the redemption of $280.4 million of our 3.500% Senior Notes due March 15, 2021 and $309.6 million of our 3.500% Senior Notes due December 15, 2021.

Year Ended December 31, 2019

•On July 8, 2019, we completed the sale of our animal health business to PetIQ for cash consideration of $182.5 million, which resulted in a pre-tax gain of $71.7 million recorded in Other (income) expense, net on the Consolidated Statements of Operations.

Perrigo Company plc - Item 7
Executive Overview

•On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir Global Holdings, LLC ("Ranir"), a privately-held company. After post-closing adjustments, the total cash consideration paid was $747.7 million, net of $11.5 million cash acquired. Ranir is headquartered in Grand Rapids, Michigan, and is a leading global supplier of private label and branded oral self-care products. This transaction advanced our transformation to a consumer-focused, self-care company and enhanced our position as a global leader in consumer self-care solutions. Ranir operations are reported in our CSCA and CSCI segments (refer to Item 8. Note 3).

Impact of COVID-19 Pandemic

    We have been impacted by the coronavirus (COVID-19) global pandemic and the responses by government entities to combat the virus. We currently continue to operate in all our jurisdictions and are complying with the rules and guidelines prescribed in each jurisdiction. We are closely monitoring the impact of COVID-19 on all aspects of our business in all our global locations. Our first priority has been, and will continue to be, the safety of our employees who continue to come to work and are dedicated to keeping our essential products flowing into the market. We have taken extra precautions at our facilities, to help ensure the health and safety of our employees, that are in line with guidance from global and local health authorities. Among other precautions implemented, we have generally restricted access to our production facilities worldwide to essential employees only and permitted a limited number of nonessential employees into other facilities with a strict approval process, implemented a multi-step pre-screening access process before an employee can enter a facility, communicated regularly with employees and provided education and implemented controls related to physical distancing and hygiene measures, implemented remote work arrangements where appropriate, restricted business travel, and prioritized production of essential products for several months following the initial outbreak. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

    Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, increasing absenteeism, affecting the supply of raw materials and third party supplied finished goods, and preventing many of our employees from coming to work. We have responded to such impacts by, among other things, implementing protocols to protect the health of factory workers, adjusting production schedules, and seeking alternate suppliers where available, and so far, most of our facilities have continued to produce at high levels despite these challenges. However, a number of jurisdictions that relaxed such restrictions, or have experienced limited public adherence with suggested safety measures, have experienced new surges in COVID-19 cases. Many of these jurisdictions continue to contemplate or implement new or renewed restrictions. In addition, as conditions worldwide continue to evolve, there is uncertainty about the timing of widespread availability and acceptance of vaccines. As such, if the pandemic continues or intensifies, it is possible that these or other challenges may begin having a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has adversely impacted, and may continue to adversely impact our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing potential impacts to our financial condition, supply chains and other operations, employees, results of operations, consumer demand for our products, and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to a number of uncertainties surrounding COVID-19 (refer to Item 1A. Risk Factors - Operational Risks for related risks).

During the year ended December 31, 2020, all of our segments experienced product demand shifts that caused net sales to increase in certain product categories and decrease in other categories. We attribute these demand shifts to consumer and customer behavior surrounding the COVID-19 pandemic and the movement and social distancing restrictions put in place to combat spreading of the virus, such as travel bans, country lock-downs, and school closings as well as mask mandates. We also believe that the social distancing measures and mask mandates contributed to the decline in total cough and cold illnesses during the fourth quarter of 2020, which resulted in a decline of net sales for cough and cold products in our upper respiratory category. We currently expect this impact to continue in the first half of 2021.

    Also, during the year ended December 31, 2020, we had incremental operating costs of approximately $18.0 million related to COVID-19, primarily due to the precautions implemented to keep our employees safe and properly rewarded during the pandemic as well as increased material costs. We expect that similar costs will continue into calendar year 2021. We also experienced a decrease in our effective tax rate due to additional interest and depreciation deductions provided for in the Coronavirus Aid, Relief and Economic Security Act (the “CARES

Perrigo Company plc - Item 7
Executive Overview

Act”) enacted on March 27, 2020 resulting in a reduction of income tax expense by approximately $36.6 million during the year ended December 31, 2020. Given our financial strength, we expect to continue to maintain sufficient liquidity as we manage through the pandemic.

    Moving forward, whether the consumer and customer behavior surrounding COVID-19 that we have experienced in our segments will continue or change and if the incremental operating costs will continue or change is uncertain and will likely depend on the duration and severity of the COVID-19 pandemic, including if new strains of the virus become more prevalent, contagious or harmful, and each individual country's response to the pandemic. These factors may continue to increase or decrease consumer and/or customer demand for certain products within all our business segments. In addition, these dynamics may continue or change now that COVID-19 vaccines have been authorized for emergency use around the world with vaccination programs commencing at various rates. The impact of these vaccination efforts on the evolution of the pandemic globally remains uncertain at this time.

Perrigo Company plc - Item 7
Consolidated

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2020	December 31, 2019	December 31, 2018
Net sales	$5,063.3	$4,837.4	$4,731.7
Gross profit	$1,815.2	$1,773.3	$1,831.5
Gross profit %	35.9%	36.7%	38.7%
Operating income	$115.4	$204.8	$236.5
Operating income %	2.3%	4.2%	5.0%
*    Total net sales by geography is derived from the location of the entity that sells to a third party.

Year Ended December 31, 2020 vs. December 31, 2019

Net sales increased $225.9 million, or 5%, due to:
•$303.1 million, or 6%, net increase due primarily to an increase in the CSCA segment of $252.1 million and CSCI segment of $47.4 million.
◦CSCA growth of $252.1 million included $168.2 million from the acquisitions of Ranir and Dr. Fresh for sales in periods of 2020 with no comparable sales in 2019, and net sales growth of $83.9 million driven primarily by certain OTC product categories. OTC growth was due primarily to favorable consumer conversion to products in our digestive health category, the increase of consumer COVID-19 related demand experienced in the first half of 2020 in the pain and sleep aids category, and the incremental impact of new product sales, all of which benefited from strong e-commerce performance. These were partially offset by a $38.6 million reduction in sales from the weak start to the cough cold season, and normal pricing pressure.
◦In our CSCI segment, net sales increased $47.4 million due primarily to Ranir, Dr. Fresh and Eastern European dermatology brands acquisitions contributing $45.3 million in sales for periods of 2020 with no comparable sales in 2019, net positive pricing, the incremental impact of new product sales, and an increase in demand for certain products in our pain and sleep-aids and VMS categories due to pandemic-related factors. These increases were partially offset by a decrease in sales of certain products in our skincare and personal hygiene and healthy lifestyle categories due to pandemic-related factors, a decrease in sales of $24.1 million from the weak start to the cough cold season, and discontinued products of $10.0 million.
◦A $3.6 million increase in the RX segment was due primarily to pre-recall Albuterol sales of $137.6 million and an increase of $27.3 million in other new product sales. These increases were largely offset by normal pricing pressure, $35.2 million of discontinued lower margin distribution

Perrigo Company plc - Item 7
Consolidated

products, $31.2 million for the establishment of the estimated Albuterol recall reserve, and lower prescription volumes from the COVID-19 pandemic related reductions in doctor visits.
•$77.2 million decrease due primarily to:
◦$84.0 million decrease due to our divested animal health business previously included in our CSCA segment, and our divested Rosemont pharmaceuticals business and Canoderm prescription product, both previously included in our CSCI segment; and
◦$2.4 million decrease primarily from unfavorable foreign currency translation in the Mexican Peso; partially offset by
◦$9.2 million increase due to the absence of the Ranitidine retail market withdrawal included in the prior year.

Operating income decreased $89.4 million, or 44%, due to:

•$41.9 million increase in gross profit due primarily to increased net sales as described above, which was partially offset by the net charge of $22.5 million from the Albuterol recall, infant nutrition operational inefficiencies, increased labor and overhead costs associated with the COVID-19 pandemic, and an increase in commodity costs for a certain OTC brand. Gross profit as a percentage of net sales decreased 80 basis points due primarily to the gross profit factors discussed above, unfavorable product mix mainly due to the oral self-care acquisitions, and normal pricing pressures, partially offset by the absence of the Ranitidine retail market withdrawal included in the prior year; more than offset by

•$131.3 million increase in operating expenses due primarily to:
◦$162.3 million increase in impairment charges due to the RX goodwill impairment charges of $346.8 million in the current year being partially offset by $184.5 million in impairment charges primarily for RX goodwill and certain definite-lived intangible assets in our RX and CSCI segments taken in the prior year; and
◦$5.1 million increase in selling and administration expenses due primarily to the inclusion of expenses from our acquisitions of Ranir and Dr. Fresh, an increase in insurance expense, an increase in employee incentive compensation expense, and incremental COVID-19 related operating costs, including employee bonuses and costs related to measures implemented to keep employees safe, partially offset by the absence of expenses from the divested animal health and Rosemont pharmaceutical businesses, the absence of acquisition and integration-related charges related to the acquisition of Ranir, and savings from our current Project Momentum cost savings initiative; partially offset by
◦$22.8 million decrease in restructuring expenses related primarily to the prior year reorganization of our sales force in France and reorganization of our executive management team;
◦$9.8 million decrease in R&D expense due primarily to the absence of pre-commercialization R&D costs for Albuterol in the prior year; and
◦The absence of a $7.1 million asset abandonment charge related to our waste water treatment plant in Vermont taken in the prior year.

Year Ended December 31, 2019 vs. December 31, 2018

Net sales increased $105.7 million, or 2%, due to:
•$279.4 million, or a 6%, net increase due to new product sales of $230.5 million, an increase of $151.4 million due to our acquisition of Ranir, and an overall increase in demand for existing products, partially offset by normal levels of competition-driven pricing pressure primarily in our RX segment and a $59.0 million decrease due to discontinued products; partially offset by
•$173.7 million decrease due to:
◦$86.4 million decrease due primarily to unfavorable Euro foreign currency translation;
◦$50.2 million decrease due to our divested animal health business;
◦$27.9 million decrease due to our exited infant foods business; and

Perrigo Company plc - Item 7
Consolidated

◦$9.2 million decrease due to the retail market withdrawal of Ranitidine products.

Operating income decreased $31.7 million, or 13%, due to:

•$58.2 million decrease in gross profit, or a 200 basis point decrease in gross profit as a percentage of net sales, due primarily to normal levels of competition-driven pricing pressure in our RX segment, the retail market withdrawal of Ranitidine products and unfavorable product mix; partially offset by

•$26.5 million decrease in operating expenses due primarily to:
◦$39.9 million decrease in impairment charges due primarily to the $221.9 million in impairment charges related to animal health goodwill and intangible assets and certain in-process research and development ("IPR&D") taken in 2018 being partially offset by $184.5 million in 2019 impairment charges related to RX goodwill and certain definite-lived intangible assets in our RX and CSCI segments; and
◦$31.1 million decrease in R&D expenses primarily related to the absence of a $50.0 million upfront license fee payment to enter into a license agreement with Merck Sharp & Dohme Corp in the prior year, partially offset by 2019 innovation investments and pre-commercialization R&D costs for Albuterol; partially offset by
◦$17.8 million increase due to the absence of an insurance recovery received in the prior year; and
◦$20.6 million increase in selling and administrative expenses due primarily to restored employee incentive compensation and increased acquisition and integration-related charges due to the Ranir acquisition; partially offset by favorable Euro foreign currency translation.

Recent Developments

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

    We are engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the heartburn medication omeprazole. On August 27, 2014, we received a statutory notice of deficiency from the IRS relating to our fiscal tax years ended June 27, 2009, and June 26, 2010 (the “2009 tax year” and “2010 tax year”, respectively). On April 20, 2017, we received a statutory notice of deficiency from the IRS for the years ended June 25, 2011 and June 30, 2012 (the “2011 tax year” and “2012 tax year”, respectively). Specifically, both statutory notices proposed adjustments related to the offshore reporting of profits on sales of omeprazole in the United States resulting from the assignment of an omeprazole distribution contract to an affiliate. In addition to the transfer pricing adjustments, which applied to all four tax years, the statutory notice of deficiency for the 2011 and 2012 tax years included adjustments for the capitalization and amortization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits related to Abbreviated New Drug Applications (“ANDAs”).

We do not agree with the audit adjustments proposed by the IRS in either of the notices of deficiency. We paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and timely filed claims for refund on June 11, 2015 for the 2009 and 2010 tax years, and on June 7, 2017, for the 2011 and 2012 tax years. On August 15, 2017, following disallowance of such refund claims, we timely filed a complaint in the United States District Court for the Western District of Michigan seeking refunds of tax, interest, and penalties of $27.5 million for the 2009 tax year, $41.8 million for the 2010 tax year, $40.1 million for the 2011 tax year, and $24.7 million for the 2012 tax year, for a total of $134.1 million, plus statutory interest thereon from the dates of payment. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017.

The previously scheduled trial date has been continued to May 25, 2021 for the refund case. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo Company, our U.S. subsidiary ("Perrigo U.S.") should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing, and the IRS will

Perrigo Company plc - Item 7
Consolidated

likely carry forward the adjustments set forth therein as long as the drug is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue.

On January 13, 2021, the IRS issued a 30-day letter with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The IRS letter proposed, among other modifications, transfer pricing adjustments regarding our profits from the distribution of omeprazole in such years in the aggregate amount of $141.6 million. We timely filed a protest to the 30-day letter noting that due to the pending litigation described above, IRS Appeals will not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not sustained, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, an adverse ruling on the omeprazole issue could have a material impact on subsequent periods, with additional tax liability in the range of $24.0 million to $112.0 million, not including interest and any applicable penalties.

On May 7, 2020, we received a final NOPA from the IRS regarding the deductibility of interest related to the IRS audit of Perrigo Company for the years ended June 28, 2014 and June 27, 2015. On January 13, 2021, we received a Revenue Agent Report (“RAR”) for the tax years ended June 29, 2013, June 28, 2014 and June 27, 2015 which retains the adjustment from the NOPA disallowing interest expense deductions of $414.7 million on $7.5 billion in debts owed to Perrigo Company plc for tax years ended June 28, 2014 and June 27, 2015, together with the 30-day letter requiring us to file a written Protest and request for IRS Appeals consideration. The Protest was filed with the IRS on February 26, 2021. The RAR caps the interest rate on the debt for U.S. federal income tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4% per annum) on the stated grounds that the loans were not negotiated on an arm's-length basis. We strongly disagree with the IRS position and we will pursue all available administrative and judicial remedies necessary.

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

    On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena's intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. Accordingly, on April 14, 2020, we filed a request for Competent Authority Assistance with the IRS. The request was accepted and is under review.

Irish Tax Appeals Commission Notice of Amended Assessment

    On November 29, 2018, we received a Notice of Amended Assessment ("NoA") in the amount of €1,636.0 million, plus interest and any applicable penalties, from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013. The NoA relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec by Elan Pharma. We strongly disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We appealed the assessment to the Tax Appeals Commission ("TAC") in December 2018. The tax appeal was stayed by the Irish High Court in February 2019 pending the outcome of judicial review proceedings which were separately commenced by Elan Pharma in the Irish High Court. On November 4, 2020, the Irish High Court ruled that the NoA did not violate our constitutional rights and legitimate expectations as a taxpayer. The Irish High Court did not review the technical merits of the NoA under Irish tax law. The TAC will now consider whether the NoA is correct as a matter of Irish tax law. The tax appeal is scheduled to be heard in November 2021. Elan Pharma will continue to vigorously pursue its tax appeal before the TAC.

Perrigo Company plc - Item 7
Consolidated

Israeli Notice of Assessment

On December 29, 2020, we received a Stage A assessment from the Israeli Tax Authority for the tax years ended December 31, 2015 through December 31, 2017 in the amount of $63.8 million relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. We have been granted an extension of time, until March 28, 2021 to file a protest to move the matter to Stage B of the assessment process. Our protest will demonstrate that we strongly disagree with the assessment and will pursue all available administrative and judicial remedies necessary.

Refer to Item 1A. Risk Factors - Tax Related Risks and Item 8. Note 15 for additional information on tax related matters.

Impairments

    Throughout the years ended December 31, 2020, December 31, 2019, and December 31, 2018, we identified impairment indicators for various assets across our different segments, and therefore, we performed impairment testing. Below is a summary of the impairment charges recorded by segment (in millions):

During the year ended December 31, 2020, we recorded $346.8 million in goodwill impairment charges related to our RX U.S. reporting unit.

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

Perrigo Company plc - Item 7
CSCA

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•In March and April of 2020, we experienced a surge in demand for many of our OTC and infant nutrition products, which we attributed to consumer reaction to the outbreak of COVID-19. In May and June of 2020, the initial surge slowed, and we experienced a decrease in demand for some of these products, which we attributed primarily to the de-load of consumer pantry stocking that occurred during the initial March and April surge. During the fourth quarter of 2020, net sales of cough and cold products decreased as a result of the decline in total cough cold illnesses, which we believe is attributed to social distancing and mask mandates put in place to combat COVID-19. With social distancing and mask mandates continuing, we currently anticipate that we will continue to experience lower demand for cough and cold products into the first half of 2021. Alternatively, it is possible that we could experience additional surges in demand if further concentrated waves of COVID-19 occur.

•On January 11, 2021, we announced that we entered into a formal partnership with Michigan State University that will combine the university's clinical and research expertise with our product innovation, manufacturing scale and retail partnerships to form a new model for self-care innovation. We believe this partnership has the potential to yield customized transformative self-care solutions for consumers.

•On June 17, 2020, we announced our entrance into the cannabidiol ("CBD") market through a strategic investment in and long-term supply agreement with Kazmira LLC ("Kazmira"), a leading supplier of hemp-based, CBD products free of tetrahydrocannabinol ("zero-THC"). In addition to the supply agreement, we acquired an approximate 20% equity stake in Kazmira for $50.0 million with $15.0 million paid at close of the transaction and the balance due within 18 months. Our minority equity investment initiates the first phase of the partnership in which we will collaborate to scale-up Kazmira’s facilities and laboratories, in accordance with current Good Manufacturing Practices and to produce zero-THC CBD from industrial hemp that meets our standards for reliability and consistency. In the second phase of the partnership, we will work to launch zero-THC, hemp-based CBD products in a number of global markets, while leveraging our supply agreement with Kazmira, which is exclusive for the U.S. store brand market (refer to Item 8. Note 8 and Note 11).

•On April 1, 2020, we received approval from the FDA to sell OTC diclofenac sodium topical gel 1%, the store brand equivalent to Voltaren® gel. On September 8, 2020, we launched this product to our retail partners under store brand labels, which provides consumers with a high-quality, value alternative for the temporary relief of arthritis pain.

•On April 1, 2020, we acquired the oral care assets of High Ridge Brands ("Dr. Fresh") for total purchase consideration of $113.0 million, subject to customary post-closing adjustments, including a working capital settlement. After post-closing adjustments, as of December 31, 2020, total cash consideration paid was $106.2 million. This acquisition includes the children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands, and a licensing portfolio. The addition of these brands positions us as the number one fastest-growing value brand player in the children’s oral care category and the licensing portfolio will enable creative solutions for our customers (refer to Item 8. Note 3).

•On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $26.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized $25.1 million as a brand-named intangible asset. The remainder of the purchase price was allocated to working capital. The acquisition, which includes a portfolio of antibacterial toothbrush protectors, kids’ toothbrush protectors and tongue cleaners, complements our current portfolio of oral self-care products, and leverages our manufacturing and marketing platform (refer to Item 8. Note 3).

Perrigo Company plc - Item 7
CSCA

Segment Financial Results

Year Ended December 31, 2020 vs. December 31, 2019

	Year Ended
(in millions, except percentages)	December 31, 2020	December 31, 2019
Net sales	$2,693.0	$2,487.7
Gross profit	$858.5	$798.9
Gross profit %	31.9%	32.1%
Operating income	$472.0	$414.0
Operating income %	17.5%	16.6%

Net sales increased $205.3 million, or 8%, due primarily to:
•$252.1 million, or 10%, net increase due primarily to an increase of $178.2 million in our oral-self care category and from demand driven growth in certain of our OTC product categories. CSCA continued to benefit from robust e-commerce growth.
◦Net sales in our oral self-care category increased $168.2 million due to the acquisitions of Ranir and Dr. Fresh for sales in periods of 2020 with no comparable sales for 2019. In periods with comparable sales in 2019 and 2020, net sales grew $10.0 million driven by the incremental impact of new product sales and growth in the Plackers® brand. These increases were partially offset by declines in sales of travel sized products related to COVID-19 travel restrictions.
◦In OTC, the net sales increase of $75.5 million was due primarily to favorable consumer conversion to products in our digestive health category, the increase of consumer COVID-19 related demand experienced in the first half of 2020 in the pain and sleep aids category, and the incremental impact of new product sales led by Prevacid®, Diclofenac sodium topical gel 1%, and Esomeprazole Mini. These increases were partially offset by a decline of $38.6 million in sales of certain products in the upper respiratory and pain and sleep aids categories, primarily in the fourth quarter of 2020, resulting from the weak start to the cough cold season, and normal pricing pressure on certain products.
◦Nutrition net sales decreased $2.6 million due primarily to the decrease in infant formula product sales resulting from the prior year pre-build of contract pack inventory, operational challenges that led to a shortfall in achieving normal customer service levels, multi-year pricing contracts, and $5.7 million in discontinued products. These decreases were partially offset by new product sales from an infant formula launch at a major retailer in the prior year.
•$46.8 million decrease due primarily to:
◦$43.7 million decrease due to our divested animal health business; and
◦$10.5 million decrease from unfavorable Mexican peso foreign currency translation; partially offset by
◦$7.4 million increase due to the absence of the Ranitidine retail market withdrawal impact included in the prior year.

Perrigo Company plc - Item 7
CSCA

Operating income increased $58.0 million, or 14%, due primarily to:

•$59.6 million increase in gross profit due primarily to increased net sales as described above, partially offset by operating inefficiencies at one of our infant nutrition facilities as well as increased labor and overhead costs associated with the COVID-19 pandemic. Gross profit as a percentage of net sales decreased 20 basis points due primarily to the operating inefficiencies described above and pricing pressure on certain products, partially offset by the absence of the Ranitidine retail market withdrawal included in the prior year, and favorable product mix; further offset by

•$1.6 million increase in operating expenses due primarily to:
◦$15.3 million increase in selling and administration expenses due primarily to the inclusion of expenses from our acquisitions of Ranir and Dr. Fresh and an increase in promotional expenses on branded products in advance of their pending market launches, partially offset by the absence of expenses from the divested animal health business and savings from our current Project Momentum cost savings initiative; partially offset by
◦The absence of a $7.1 million asset abandonment charge related to our waste water treatment plant in Vermont taken in the prior year; and
◦$4.0 million legal settlement received in the current year.

Year Ended December 31, 2019 vs. December 31, 2018

	Year Ended
(in millions, except percentages)	December 31, 2019	December 31, 2018
Net sales	$2,487.7	$2,411.6
Gross profit	$798.9	$789.0
Gross profit %	32.1%	32.7%
Operating income	$414.0	$174.4
Operating income %	16.6%	7.2%

Net sales increased $76.1 million, or 3%, due primarily to:

•$162.1 million, or 7%, net increase due primarily to an increase of $106.4 million due to our acquisition of Ranir, increased volume due to OTC category growth, market share gains from store brand competitors partly driven by $36.2 million of new product sales, growth in OTC e-commerce, and increased OTC store brand penetration versus national brand, partially offset by lower infant formula contract pack sales as several branded customers made the strategic decision to exit the category, lower net sales in the Mexico business, and competition-driven pricing pressure; partially offset by
•$85.5 million decrease due to:
◦$50.2 million decrease due to our divested animal health business;
◦$27.9 million decrease due to our exited foods business; and
◦$7.4 million decrease due to the retail market withdrawal of Ranitidine products.

Operating income increased $239.6 million, or 137%, due primarily to:

•$9.9 million increase in gross profit due primarily to increased net sales as described above, but a 60 basis point decrease in gross profit as a percentage of net sales, due primarily to pricing pressures, the retail market withdrawal of Ranitidine products, and unfavorable product mix; and

Perrigo Company plc - Item 7
CSCA

•$229.7 million decrease in operating expenses due primarily to:
◦$218.4 million decrease in impairment charges due primarily to the absence of $213.2 million in impairment charges related to animal health goodwill and intangible assets and a $5.0 million decrease in certain IPR&D impairments; and
◦$34.5 million decrease in R&D expense due primarily to the absence of a $50.0 million upfront license fee payment to enter into a license agreement with Merck; partially offset by current year innovation investments; partially offset by
◦$15.5 million increase in selling and administrative expenses due primarily to increased advertising and promotional spending to support product launches and e-commerce growth, an increase in employee-related expenses, and the acquisition of Ranir; and
◦$7.1 million increase due to an asset abandonment charge related to our waste water treatment plant in Vermont.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•Throughout the year, we experienced demand shifts for certain products, which we attributed to consumer dynamics related to the COVID-19 pandemic and the movement and social distancing restrictions put in place to combat spreading of the virus, such as travel bans and country lock-downs, as well as mask mandates. Demand for certain products in our pain and sleep-aids and vitamins, minerals and supplements ("VMS") categories increased, while demand for products in our upper respiratory, skincare and personal hygiene, and healthy lifestyle categories decreased. It is possible that demand in these categories may continue to decrease.

•On October 30, 2020, we acquired three Eastern European OTC dermatological brands, skincare brands Emolium®, Iwostin® and hair loss treatment brand Loxon® from Sanofi for €53.3 million ($62.3 million). The acquisition has been accounted for as a business combination. The addition of these brands complements our already robust skincare portfolio and adds scale to our Eastern European business. The addition of these market-leading OTC brands serves as another step for our growth plans and provides new opportunities for self-care revenue synergy in the European markets (refer to Item 8. Note 3).

•Consistent with our strategy to reconfigure our portfolio to focus on our consumer self-care businesses, on June 19, 2020, we completed the sale of our U.K.- based Rosemont Pharmaceuticals business, a generic prescription pharmaceuticals manufacturer focused on liquid medicines, to a U.K. headquartered private equity firm for cash consideration of £155.6 million (approximately $195.0 million), which resulted in a pre-tax loss of $21.1 million (refer to Item 8. Note 3).

•On February 13, 2020, we acquired Dexsil®, a silicon supplement brand, from RXW Group NV, for total cash consideration paid of approximately $8.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized the consideration paid as a brand-named intangible asset. The acquisition provides additional opportunities for growth through new product launches and geographic expansion (refer to Item 8. Note 3).

Perrigo Company plc - Item 7
CSCI

Segment Financial Results

Year Ended December 31, 2020 vs. December 31, 2019

	Year Ended
(in millions, except percentages)	December 31, 2020	December 31, 2019
Net sales	$1,395.2	$1,382.2
Gross profit	$641.1	$639.5
Gross profit %	45.9%	46.3%
Operating income	$32.3	$19.6
Operating income %	2.3%	1.4%
Net sales increased $13.0 million, or 1%, due primarily to:
•$47.4 million, or 3%, net increase due primarily to the increase of $45.3 million in sales from our acquisitions of Ranir, Dr. Fresh and Eastern European dermatology brands for periods of 2020 with no comparable sales in 2019, and the incremental impact of new product sales including line extensions in the ACO dermatology product line and the XLS Forte-Five weight management brand in the skincare and personal hygiene and healthy lifestyle categories, respectively. The segment also benefited from an increase in demand for products in our pain and sleep-aids and VMS categories due to pandemic-related consumer behavior in favor of immune support, and an increase in sales from our U.K. store brand business. These increases were partially offset by a decrease in sales of certain products in our skincare and personal hygiene and healthy lifestyle categories due to pandemic-related consumer behavior, school closings, social distancing measures and country lock-downs, a decline of $24.1 million for products in the upper respiratory category from the weak start to the cough cold season, experienced in the fourth quarter of 2020, and discontinued products of $10.0 million.
•$34.4 million decrease due primarily to:
◦$40.3 million decrease due to our divested Rosemont pharmaceuticals business and Canoderm prescription product previously included in the Nordic region; partially offset by
◦$4.1 million increase from favorable foreign currency translation primarily related to the Euro; and
◦$1.8 million increase due to the absence of the Ranitidine retail market withdrawal impact included in the prior year.

Operating income increased $12.7 million, or 65%, due to:

•$1.6 million increase in gross profit due primarily to increased net sales as described above, partially offset by higher commodity costs for a certain OTC brand. Gross profit as a percentage of net sales decreased 40 basis points due primarily to the addition of the oral self-care category and improved performance in the U.K. store brand business which both have a relatively lower gross margins than the overall portfolio, the impact from divested businesses, and an increase in commodity costs for a certain OTC brand, partially offset by the absence of the Ranitidine retail market withdrawal included in the prior year; and

•$11.1 million decrease in operating expenses due primarily to:
◦$9.7 million decrease in impairment changes due to an impairment taken in the prior year on a certain definite-lived intangible asset; and
◦$8.3 million decrease due primarily to the absence of restructuring expenses related to the reorganization of our sales force in France included in the prior year; partially offset by
◦$4.7 million increase in R&D expenses towards continued innovation efforts; and
◦$1.1 million increase in selling and administration expenses due primarily to unfavorable Euro foreign currency translation, and the inclusion of expenses from our acquisitions of Ranir and Dr. Fresh, partially offset by a reduction in selling, advertising and promotional expenses, the absence of expenses from the divestiture of our Rosemont pharmaceuticals business, and savings from our current Project Momentum cost savings initiative.

Perrigo Company plc - Item 7
CSCI

Year Ended December 31, 2019 vs. December 31, 2018

	Year Ended
(in millions, except percentages)	December 31, 2019	December 31, 2018
Net sales	$1,382.2	$1,399.3
Gross profit	$639.5	$668.7
Gross profit %	46.3%	47.8%
Operating income	$19.6	$6.8
Operating income %	1.4%	0.5%

Net sales decreased $17.1 million, or 1%, due primarily to:
•$71.6 million, or 5%, net increase due to new product sales of $108.0 million driven by the launch of XLS-Medical Forte 5 and new products in the Phytosun® naturals portfolio, a $45.0 million increase due to our acquisition of Ranir, and volume increases in our UK store brand business, partially offset by lower net sales in France associated with restructuring the sales force and a $13.1 million decrease due to discontinued products; more than offset by

•$88.7 million decrease due to:
◦$86.9 million decrease due primarily to unfavorable Euro foreign currency translation; and
◦$1.8 million decrease due to the retail market withdrawal of Ranitidine products.

Operating income increased $12.8 million, or 188%, due to:

•$29.2 million decrease in gross profit due primarily to unfavorable Euro foreign currency translation, partially offset by the acquisition of Ranir and a 150 basis point decrease in gross profit as a percentage of net sales due primarily to improved performance in the UK store brand business and the acquisition of Ranir, both of which have relatively lower gross margins than the overall portfolio; more than offset by

•$42.0 million decrease in operating expenses due primarily to:
◦$42.4 million decrease in selling and administrative expenses due primarily to favorable Euro foreign currency translation, partially offset by an increase in employee-related expenses; and
◦$7.7 million decrease in restructuring expenses due primarily to the absence of cost reduction initiatives that were taken in the prior year; partially offset by
◦$7.9 million increase in impairment charges due primarily to a certain definite-lived intangible asset.

PRESCRIPTION PHARMACEUTICALS

Recent Trends and Developments

•On March 1, 2021, we announced a definitive agreement to sell our generic RX Pharmaceuticals business to Altaris Capital Partners, LLC for total consideration of $1.55 billion, including $1.5 billion in cash. As part of the consideration, Altaris Capital Partners, LLC will also assume more than $50.0 million in potential R&D milestone payments and contingent purchase obligations with third-party Rx partners. The transaction is subject to antitrust and other customary closing conditions and is expected to close by the end of the third quarter of 2021. The sale of the generic RX Pharmaceuticals business is an important step in our transformation plan and will establish Perrigo as a pure-play consumer self-care company. The generic RX Pharmaceuticals business will be classified as discontinued operations starting in the first quarter of 2021.

•We continued to experience pricing erosion, which moderated compared to the prior year. The key drivers behind the pricing reductions were competitive regulatory approvals for products in our portfolio resulting in increased competition. We expect pricing erosion to continue to impact the segment.

Perrigo Company plc - Item 7
RX

•Starting in the second quarter of 2020, with a partial rebound in the third quarter, we experienced a reduction in demand for certain of our existing base products due to lower prescription volumes driven by the COVID-19 pandemic impact on doctor visits. The decrease in demand for existing base products was market-wide.

•On December 31, 2020, we purchased an Abbreviated New Drug Application ("ANDA") for a generic topical gel for $16.4 million payable in January 2021, which we capitalized as a developed product technology intangible asset. We launched the product in January 2021 and began amortizing it over a 20-year useful life (refer to Item 8. Note 3).

•On September 17, 2020, we initiated a voluntary nationwide recall to the retail level of Albuterol and market withdrawal as a result of complaints from patients that some units may not dispense due to clogging. While corrective action plans are underway, we do not expect to reintroduce the product in calendar year 2021. As a result of the recall, we recorded a net charge of $22.5 million in our Consolidated Statements of Operations during the third quarter. We, along with our manufacturing partner Catalent Pharma Solutions, launched Albuterol in the first quarter of 2020 after receiving approval from the FDA of our ANDA on February 24, 2020.

•During the three months ended September 26, 2020, our RX U.S. reporting unit had an indication of potential impairment primarily from the stoppage of production and distribution of Albuterol and voluntary nationwide recall at the retail level, combined with a decline in market multiples. We prepared an impairment test as of September 26, 2020 and determined the carrying value of the RX U.S. reporting unit exceeded its estimated fair value. We recorded a goodwill impairment of $202.4 million (refer to Item 8. Note 4 and Note 7).

•During the three months ended December 31, 2020, we identified indicators of impairment in our RX U.S. reporting unit and performed a quantitative impairment test. As a result, we determined the reporting unit’s carrying value exceeded estimated fair value. We recognized a further goodwill impairment of $144.4 million (refer to Item 8. Note 4 and Note 7).

•As described in Item 1. Business - Materials Sourcing, we rely on third parties to source many of our raw materials and to manufacture certain dosage forms that we distribute, and certain of these supplier relationships are single-source. Starting in the second quarter of 2021, we anticipate a potential supply disruption of a generic prescription product manufactured by a third party, which disruption could adversely affect our ability to sell and ship the product to customers in a timely manner. While we have identified one or more potential alternative suppliers of the product, delays in qualifying such alternative supplier may result in a supply disruption for the duration of 2021 and re-establishment of reliable supply may not be achieved until 2022 and cannot be assured. If a supply disruption occurs, depending on the duration of the disruption, the adverse impact on our revenue in the RX segment in 2021 could be material. Refer to Item 1A. Risk Factors - Operational Risks.

Segment Financial Results

Year Ended December 31, 2020 vs. December 31, 2019

	Year Ended
(in millions, except percentages)	December 31, 2020	December 31, 2019
Net sales	$975.1	$967.5
Gross profit	$315.3	$334.9
Gross profit %	32.3%	34.6%
Operating income (loss)	$(177.7)	$2.6
Operating income (loss) %	(18.2)%	0.3%

Net sales increased $7.6 million, or 1%, due to:
•$3.6 million net sales increase was due primarily to $137.6 million from Albuterol sales prior to the recall and an increase of $27.3 million in other new product sales. These increases were largely offset by normal pricing pressure, $35.2 million of discontinued lower margin distribution products, $31.2 million for the establishment of the estimated Albuterol recall reserve, and lower prescription volumes caused by reductions in doctor visits from the COVID-19 pandemic.

Perrigo Company plc - Item 7
RX

•$4.0 million increase due to favorable foreign currency translation.

Operating income decreased $180.3 million, or 6,935%, due to:

•$19.6 million decrease in gross profit due primarily to the net charge of $22.5 million from the Albuterol recall, partially offset by the increase in net sales as described above. Gross profit as a percentage of net sales decreased 230 basis points due primarily to the gross profit factors discussed above and unfavorable product mix; and

•$160.7 million increase in operating expenses due primarily to:
◦$176.1 million increase in impairment charges due primarily to $346.8 million of goodwill impairments in the current year period being partially offset by $170.7 million in impairment charges related to goodwill, certain definite-lived intangible assets and IPR&D in the prior year; partially offset by
◦$11.9 million decrease in R&D expenses due primarily to Albuterol pre-commercialization R&D costs expensed in the prior year; and
◦$4.0 million decrease in selling and administration expenses due primarily to our current Project Momentum cost savings initiative.

Year Ended December 31, 2019 vs. December 31, 2018

	Year Ended
(in millions, except percentages)	December 31, 2019	December 31, 2018
Net sales	$967.5	$920.8
Gross profit	$334.9	$373.9
Gross profit %	34.6%	40.6%
Operating income	$2.6	$214.6
Operating income %	0.3%	23.3%

Net sales increased $46.7 million, or 5%, due primarily to:
•$87.5 million increase due to new product sales of $86.3 million driven mainly by Acyclovir cream (generic equivalent to Zovirax® cream), Testosterone Gel 1.62% (generic equivalent to Androgel®), and the Scopolamine Patch relaunch and higher volumes of existing product sales to meet the increased demand of our existing customers, partially offset by competition-driven pricing pressure; further partially offset by
•$41.8 million of discontinued products.

Operating income decreased $212.0 million, or 99%, due to:

•$39.0 million decrease in gross profit, or a 600 basis point decrease in gross profit as a percentage of net sales, due primarily to competition-driven pricing pressure, and unfavorable product mix; and

•$173.0 million increase in operating expense due primarily to $170.7 million increase in impairment charges related to goodwill, certain definite-lived intangible assets and IPR&D, and a $4.8 million increase in R&D expense due primarily to pre-commercialization R&D costs for Albuterol.

Unallocated Expenses

    Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$211.5	$231.4	$159.2

Perrigo Company plc - Item 7
RX

    The $19.9 million decrease for the year ended December 31, 2020 compared to the prior year was due primarily to the absence of $15.6 million in acquisition and integration-related charges related to the acquisition of Ranir, a $15.3 million decrease in legal and consulting fees in part due to our current Project Momentum cost savings initiative, and a $12.6 million decrease in Restructuring expense related primarily to the reorganization of our executive management team. These decreases are partially offset by an increase of $17.0 million in employee incentive compensation expenses, which included COVID-19 bonuses for production employees, and an increase of $14.8 million in insurance related expenses.

    The $72.2 million increase for the year ended December 31, 2019 compared to the year ended December 31, 2018 was due primarily to a $31.0 million increase in legal and consulting fees partially due to the absence of a $17.8 million insurance recovery received in the prior year, a $15.6 million increase in acquisition and integration-related charges related to the Ranir acquisition, a $13.8 million increase in employee compensation expenses, and a $10.7 million increase due primarily to our strategic transformation initiative and the reorganization of our executive management team.

Change in Financial Assets, Interest expense, net, Other (income) expense, net and Loss on extinguishment of debt (Consolidated)

	Year Ended
(in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Change in financial assets	$96.4	$(22.1)	$(188.7)
Interest expense, net	$131.2	$121.7	$128.0
Other (income) expense, net	$17.2	$(66.0)	$6.1
Loss on extinguishment of debt	$20.0	$0.2	$0.5

Change in Financial Assets

    The proceeds from our 2017 sale of the Tysabri® financial asset consisted of $2.2 billion in upfront cash and up to $250.0 million and $400.0 million in contingent milestone payments related to 2018 and 2020, respectively. During the year ended December 31, 2019 we received the $250.0 million contingent milestone payment.

    During the year ended December 31, 2020, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement between the parties, did not exceed the 2020 global net sales threshold of $351.0 million. Therefore, we are not entitled to receive the remaining contingent milestone payment of $400.0 million and, accordingly, wrote off the entire fair value of the remaining milestone payment related to 2020 of $95.3 million in Change in financial assets on the Consolidated Statements of Operations (refer to Item 8. Note 7).

During the year ended December 31, 2019 the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $22.1 million to $95.3 million. These adjustments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out. There was no contingent milestone based on 2019 sales of Tysabri®. The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018, which triggered the $250.0 million milestone payment received during the year ended December 31, 2019.

During the year ended December 31, 2018, royalties on global net sales of Tysabri® received by Royalty Pharma met the 2018 threshold resulting in an increase to the asset and a gain of $170.1 million recognized in Change in financial assets on the Consolidated Statement of Operations. Also during that period, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased $18.6 million due to higher projected global net sales of Tysabri® and the estimated probability of achieving the contingent milestone payment related to 2020.

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Interest Expense, Net

    The $9.5 million increase during the year ended December 31, 2020 compared to the prior year was due primarily to the addition of interest expense on our 2020 Notes and two promissory notes related to our equity method investment in Kazmira and a reduction of interest income.

    The $6.3 million decrease during the year ended December 31, 2019 compared to the year ended December 31, 2018 was due primarily to changes in our underlying hedge exposure and interest income (refer to Item 8. Note 9).

Other (Income) Expense, Net

    The $83.2 million change from income to expense during the year ended December 31, 2020 compared to the prior year was due primarily to the absence of the pre-tax gain of $71.7 million on the sale of our animal health business and the $21.1 million pre-tax loss on the divestiture of our Rosemont Pharmaceuticals business, partially offset by a decrease of $4.7 million in unfavorable changes from the revaluation of monetary assets and liabilities held in foreign currencies (refer to Item 8. Note 3).

    The $72.1 million change from expense to income during the year ended December 31, 2019 compared to the year ended December 31, 2018 was due primarily to a $71.7 million pre-tax gain on the sale of our animal health business (refer to Item 8. Note 3).

Loss on Extinguishment of Debt

During the year ended December 31, 2020, we recorded a loss of $20.0 million as a result of the early redemption of the 3.500% Senior Notes due March 15, 2021 and 3.500% Senior Notes due December 15, 2021, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts (refer to Item 8. Note 11).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
(8.8)%	14.6%	54.9%

The effective tax rate for the year ended December 31, 2020 as compared to December 31, 2019 decreased primarily due to the pre-tax profit mix between jurisdictions with varying tax rates offset by U.S. CARES Act and Proposed and Final Section 163(j) interest expense limitation effects.

The effective tax rate for the year ended December 31, 2019 as compared to December 31, 2018 decreased primarily due to a decrease in the U.S. valuation allowance offset by increased U.S. permanent adjustments largely due to disallowed interest expense.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements we regularly consider, among other factors, known trends and uncertainties, such as the Notice of Assessment ("NoA") and the Notices of Proposed Adjustment ("NOPAs"), the current COVID-19 pandemic, and other contingencies. We note that no payment of the additional amounts assessed by Irish Revenue pursuant to the NoA or proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a final determination of the matter is reached that is adverse to us (refer to Item 8. Note 15 for additional information on the NoA and NOPAs). Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NoA, the NOPAs, the COVID-19 pandemic or other contingencies have a material impact on our capital requirements.

Cash and Cash Equivalents

Millions $
$641.5
$1,147.8
$354.3
$1,043.9
December 31, 2020
December 31, 2019
Cash and cash equivalents
Working capital *

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

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Operating Activities

Year Ended December 31, 2020 vs. December 31, 2019

    The $248.4 million increase in operating cash flow was due primarily to:

•$309.6 million increase in cash from the change in accounts receivable, due primarily to timing of sales and receipt of payments;

•$67.5 million increase in cash from the change in accrued income taxes, due primarily to the CARES Act and adoption of final and proposed 163(j) regulations, as well as the absence of tax liabilities on the Royalty Pharma contingent milestone payment received in the prior year and Israeli withholding tax paid in the prior year; and

•$14.5 million increase in cash from the change in accrued payroll and related taxes, due primarily to the CARES Act payroll tax payment deferrals; partially offset by

•$103.6 million decrease in cash from the change in inventory, due primarily to the build up of inventory levels to improve customer service levels in the CSCA and CSCI segments, as well as higher inventory levels due to a reduction in sales for certain products and an increase in inventory for new product launches in the CSCI segment, partially offset by the current year launch of new products in the RX segment;

•$29.4 million decrease in cash due primarily to the change in prepaid expenses, mainly from payments made for annual prepaid expenses, a payment made for a transitional service agreement, an increase in the cost of our directors and officers prepaid insurance, and the absence of a litigation related settlement received in the prior year, partially offset by payments received related to our cross currency swap; and

•$19.7 million decrease in cash from the change in accounts payable, due primarily to the timing of payments and mix of payment terms.

Year Ended December 31, 2019 vs. December 31, 2018

    The $205.2 million decrease in operating cash flow was due primarily to:

•$161.7 million decrease in cash due to the change in accounts receivable due primarily to timing of sales and receipt of payments primarily in RX and CSCI, and our acquisition of Ranir;

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

•$142.6 million decrease in cash due to prior year tax payments made in 2019, 2019 estimated tax payments, and an Israeli withholding tax payment; and

•$74.1 million decrease in cash due to the change in accrued customer programs due primarily to pricing dynamics in our RX segment, as well as timing of rebate and chargeback payments; partially offset by

•$88.9 million increase in cash due to the change in net earnings after adjustments for items such as deferred income taxes, impairment charges, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, gain on sale of business, and depreciation and amortization;

•$36.0 million increase in cash due primarily to changes in operating leases and litigation related settlements;

•$31.6 million decrease in the use of cash primarily due to the continued build-up of inventory at a lower level than in the prior year to support customer demands and improved supply management in our CSCA and CSCI segments, and increased volumes in CSCI due to new product launches; and

•$30.8 million decrease in the use of cash due to the change in accrued payroll and related taxes due primarily to an increase in employee incentive compensation expense.

Cash Generated by (Used in) Investing Activities

Year Ended December 31, 2020 vs. December 31, 2019

    The $408.3 million decrease in cash used in investing cash flow was due primarily to:

•$579.2 million decrease in cash used due to the absence of the cash paid for the acquisition of Ranir for $747.7 million, partially offset by the cash paid for the acquisitions of Dr. Fresh for $106.2 million and Eastern European dermatology brands for $62.3 million (refer to Item 8. Note 3);
•$113.9 million decrease in cash used due to the decrease in spending on asset acquisitions, primarily related to the purchase of the Steripod® brand for $25.1 million and the Dexsil® brand for approximately $8.0 million, offset by spending on prior year acquisitions, including for the branded OTC rights to Prevacid®24HR for $61.7 million, two ANDAs for generic products for $15.7 million and $49.0 million, and Budesonide Nasal Spray and Triamcinolone Nasal Spray for $14.0 million (refer to Item 8. Note 3); and
•$5.3 million increase in cash due primarily to the net proceeds from the sale of our Rosemont pharmaceuticals business, partially offset by the proceeds from the sale of our animal health business (refer to Item 8. Note 3); further partially offset by

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

•$250.0 million decrease in cash due to the absence of the Royalty Pharma contingent milestone proceeds received in the prior year (refer to Item 8. Note 7);
•$32.7 million decrease in cash due to the change in capital spending, used primarily to increase tablet and infant formula capacity, plant efficiency projects, investments in our oral self-care business, and for software and technology initiatives; and
•$15.0 million decrease in cash for the purchase of our equity method investment in Kazmira (refer to Item 8. Note 8).

    Capital expenditures for the next twelve months are anticipated to be between $180.0 million and $230.0 million, depending on the progression of project timelines, related to increased infant formula and tablet capacity, manufacturing productivity and efficiency upgrades, software and technology initiatives, and general plant maintenance. We expect to fund these estimated capital expenditures with funds from operating cash flows.

Year Ended December 31, 2019 vs. December 31, 2018

    The $469.3 million decrease in investing cash flow was due primarily to:

•$747.7 million decrease in cash used for the acquisition of Ranir (refer to Item 8. Note 3);
•$113.5 million decrease in cash used for other acquisitions, primarily for the branded OTC rights to Prevacid®24HR for $61.7 million, an ANDA for a generic gel product for $49.0 million, an ANDA for a generic product used to relieve pain for $15.7 million, and Budesonide Nasal Spray and Triamcinolone Nasal Spray for $14.0 million, partially offset by the absence of $35.6 million of prior year acquisitions primarily related to an ANDA for a generic topical cream (refer to Item 8. Note 3); and
•$35.1 million decrease in cash used for capital spending, primarily to increase tablet and infant formula capacity and quality/regulation projects; partially offset by
•$250.0 million receipt of the Royalty Pharma contingent milestone proceeds (refer to Item 8. Note 7); and
•$177.3 million in proceeds received from divestitures, primarily from our animal health business (refer to Item 8. Note 3).

    Cash used for capital expenditures totaled $137.7 million during the year ended December 31, 2019 compared to $102.6 million in the prior year. The increase in cash used for capital expenditures was due primarily to increase tablet and infant formula capacity and quality/regulation projects in 2019 compared to the prior year.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Financing Activities

Year Ended December 31, 2020 vs. December 31, 2019

    The $182.9 million decrease in financing cash flow was due primarily to:
•$164.2 million decrease in cash due to share repurchases;
•$114.0 million decrease in cash due to the increase in payments on long-term debt;
•$19.0 million decrease in cash due to the payment of premiums on the early redemption of the 3.500% Senior Notes due March 15, 2021 and 3.500% Senior Notes due December 15, 2021;
•$11.5 million decrease in cash due to an increase in dividend payments;
•$5.7 million decrease in cash due to an increase in deferred financing fees related to the issuance of long-term debt; and
•$4.4 million decrease in cash due primarily to the payment made on the November 2020 portion of the Kazmira promissory notes; partially offset by
•$143.8 million increase in cash for the issuance of long-term debt (refer to Item 8. Note 11).

Year Ended December 31, 2019 vs. December 31, 2018

    The $573.7 million increase in financing cash flow was due primarily to:

•$400.0 million absence in share repurchases;
•$169.0 million increase due to the issuance of long-term debt in our $600.0 million refinance of the 2018 Term Loan in 2019, offset by the absence of our $431.0 million refinance of the 2014 Term Loan; and
•$4.9 million increase in the change in net borrowings (repayments) of revolving credit agreements and other financing; and
•$6.5 million decrease in payments on long-term debt; partially offset by
•$7.5 million increase in dividend payments.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Share Repurchases

    In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. Following the expiration of our 2015 share repurchase plan authorization in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. Share repurchases were $164.2 million, $0.0 million, and $400.0 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

Dividends

    In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Dividends paid (in millions)	$123.9	$112.4	$104.9
Dividends paid per share	$0.90	$0.82	$0.76

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

Borrowings and Capital Resources

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Term Loans, Notes and Bonds

Total Term Loans, Notes and Bonds outstanding are summarized as follows (in millions):

			Year Ended
			December 31, 2020	December 31, 2019
Term loan
	2019 Term loan due August 15, 2022		$600.0	$600.0

Notes and bonds
	Coupon	Due
	3.500%	March 15, 2021	$—	$280.4
	3.500%	December 15, 2021	—	309.6
*	5.105%	July 28, 2023	164.9	151.4
	4.000%	November 15, 2023	215.6	215.6
	3.900%	December 15, 2024	700.0	700.0
	4.375%	March 15, 2026	700.0	700.0
	3.150%	June 15, 2030	750.0	—
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		$2,924.9	$2,751.4

*    Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

On June 19, 2020, Perrigo Finance Unlimited Company, a public unlimited company incorporated under the laws of Ireland ("Perrigo Finance") and an indirect wholly-owned finance subsidiary of Perrigo whose primary purpose is to finance the business and operations of Perrigo and its affiliates, issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the “2020 Notes") and received net proceeds of $737.1 million after fees and market discount. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2020 Notes will mature on June 15, 2030. The 2020 Notes are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and no other subsidiary of Perrigo guarantees the 2020 Notes. There are no restrictions under the 2020 Notes on Perrigo's ability to obtain funds from its subsidiaries. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture. On July 6, 2020, the proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021. The balance will be used for general corporate purposes which may include the repayment or redemption of additional indebtedness. As a result of the early redemption of the $280.4 million of 3.500% Senior Notes and $309.6 million of 3.500% Senior Notes, during the year ended December 31, 2020, we recorded a loss of $20.0 million in Loss on extinguishment of debt on the Consolidated Statements of Operations, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

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

In connection with the Omega acquisition, we assumed a 5.000% retail bond due in 2019 in the amount of €120.0 million ($130.7 million), which was repaid in full on May 23, 2019.

Overdraft Facilities

    We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in "Other Financing" in Item 8. Note 11. There were no borrowings outstanding under the facilities as of December 31, 2020 and December 31, 2019.

Leases

    We had $221.3 million and $158.2 million of lease liabilities and $217.0 million and $157.5 million of lease assets as of December 31, 2020 and December 31, 2019, respectively.

Accounts Receivable Factoring

    We have accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. The total amount factored on a non-recourse basis and excluded from accounts receivable was $6.9 million and $10.0 million at December 31, 2020 and December 31, 2019, respectively.

Revolving Credit Agreement

    On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of December 31, 2020 or December 31, 2019.

Other Financing

    On June 17, 2020, we incurred debt of $34.3 million related to our equity method investment in Kazmira pursuant to two promissory notes, with $3.7 million, $5.8 million and $24.8 million to be settled in November 2020, May 2021 and November 2021, respectively. On December 8, 2020, we repaid the $3.7 million balance due on the November 2020 portion of the Promissory Notes (refer to Item 8. Note 8).

    We are in compliance with all covenants under our debt agreements as of December 31, 2020 (refer to Item 8. Note 11 and Note 10 for more information on all of the above debt facilities and lease activity, respectively).

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Credit Ratings

    Our credit ratings on December 31, 2020 were Baa3 (stable) and BBB- (stable) by Moody's Investors Service and S&P Global Ratings, respectively.

In January 2021, Fitch Ratings Inc. assigned a BBB- long-term Issuer Default Rating ("IDR") to Perrigo’s IDR with a stable rating outlook.

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

Contractual Obligations

    Our enforceable and legally binding obligations as of December 31, 2020 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions):

	Payment Due
	2021	2022-2023	2024-2025	After 2025	Total
Short and long-term debt (1)	$162.6	$1,224.1	$875.2	$2,325.5	$4,587.4
Finance lease obligations	7.8	8.1	3.2	13.2	32.3
Purchase obligations (2)	1,204.3	10.0	—	—	1,214.3
Operating leases (3)	40.0	54.5	37.8	93.2	225.5
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (4)	—	—	—	118.7	118.7
Other (5)	55.2	26.5	11.5	—	93.2
Total	$1,469.9	$1,323.2	$927.7	$2,550.6	$6,271.4

(1)Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at December 31, 2020.
(2)Consists of commitments for both materials and services.
(3)Used in normal course of business, principally for warehouse facilities and computer equipment.
(4)Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post-employment benefits. Of this amount, we have funded $37.3 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.
(5)Primarily includes consulting fees, legal settlements, contingent consideration obligations, restructuring accruals, insurance obligations, and electrical and gas purchase contracts, which were accrued in Other current liabilities and Other non-current liabilities at December 31, 2020 for all years.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

    We fund our U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions, which we expect to be approximately $27.7 million over the next 12 months. Future contributions are dependent upon various factors, including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. We generally expect to fund all future contributions with cash flows from operating activities.

    As of December 31, 2020, we had approximately $504.9 million of liabilities for uncertain tax positions, including interest and penalties. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

    Net deferred income tax liabilities were $235.1 million as of December 31, 2020. This amount is not included in the Contractual Obligations table above because we believe this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

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

    The aggregate gross-to-net adjustments related to RX products can exceed 50% of the segment's gross sales. In contrast, the aggregate gross-to-net adjustments related to CSCA and CSCI typically do not exceed 10% of the segment's gross sales. The following table summarizes the activity in Accrued customer programs and allowance accounts on the Consolidated Balance Sheets (in millions):

Perrigo Company plc - Item 7
Critical Accounting Estimates

	RX				All Other Segments
	Chargebacks	Medicaid Rebates	Sales Returns and Shelf Stock Allowances	Admin. Fees and Other Rebates	Rebates and Other Allowances	Total
Balance at December 31, 2018	$266.0	$36.4	$71.0	$44.5	$116.9	$534.8
Balances acquired in business acquisition	—	—	—	—	5.7	5.7
Balances disposed of in business divestiture	—	—	—	—	(4.1)	(4.1)
Foreign currency translation adjustments	—	—	—	—	(1.7)	(1.7)
Provisions / Adjustments	2,127.2	47.9	33.9	116.5	224.6	2,550.1
Credits / Payments	(2,157.4)	(56.7)	(33.4)	(126.3)	(227.3)	(2,601.1)
Balance at December 31, 2019	$235.8	$27.6	$71.5	$34.7	$114.1	$483.7
Balances acquired in business acquisition	—	—	—	—	3.0	3.0
Balances disposed of in business divestiture	—	—	—	—	(1.0)	(1.0)
Foreign currency translation adjustments	—	—	—	—	5.5	5.5
Provisions / Adjustments	1,722.3	53.2	12.7	99.5	418.6	2,306.3
Credits / Payments	(1,788.9)	(44.5)	(10.5)	(102.4)	(392.5)	(2,338.8)
Balance at December 31, 2020	$169.2	$36.3	$73.7	$31.8	$147.7	$458.7
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

Income Taxes

    Our tax rate is subject to adjustment over the balance of the year due to, among other things, income tax rate changes by governments; the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in U.S. generally accepted accounting principles; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided taxes. For the year ended December 31, 2020, we recorded a net decrease in valuation allowances of $86.5 million, comprised primarily of a release of the U.S. valuation allowance against certain deferred tax assets and a decrease in U.S. valuation allowance due to the CARES Act.

    Although we believe our tax estimates are reasonable and we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially

Perrigo Company plc - Item 7
Critical Accounting Estimates

different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments (refer to Item 8. Note 15).

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

Change in Financial Assets

    During the year ended December 31, 2020, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement between the parties, did not exceed the 2020 global net sales threshold of $351.0 million. Therefore, we are not entitled to receive the remaining contingent milestone payment of $400.0 million and, accordingly,

Perrigo Company plc - Item 7
Critical Accounting Estimates

wrote off the entire fair value of the remaining milestone payment related to 2020 of $95.3 million in Change in financial assets on the Consolidated Statements of Operations (refer to Item 8. Note 7). As of December 31, 2020, there are no contingent milestone payments outstanding; therefore, this accounting estimate will no longer be applicable in future periods.

We valued our contingent milestone payments from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. As of December 31, 2019, volatility and the estimated fair value of the milestones had a positive relationship such that higher volatility translated to a higher estimated fair value of the contingent milestone payments. Rate of return and the estimated fair value of the milestones had an inverse relationship, such that a lower rate of return correlates with a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

Year Ended
December 31, 2019
Volatility	30.0%
Rate of return	7.92%
Goodwill

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets received. After completing the divestiture of our Rosemont Pharmaceuticals business, we have five reporting units subject to impairment testing annually, which we performed on the first day of the fourth quarter of the years ended December 31, 2020 and 2019. We perform impairment testing more frequently if events suggest an impairment may exist. We had triggering events during the second, third, and fourth quarters of the year ended December 31, 2020 and the second quarter of the year ended December 31, 2019, and we performed interim impairment tests in those periods. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows that include assumptions about future performance. The discount rates used in testing each of our reporting units’ goodwill for impairment during our interim and annual testing were based on the weighted average cost of capital determined for each of our reporting units. In our annual impairment test as of September 27, 2020, discount rates ranged from 7.25% to 10.3%, and perpetual revenue growth rates ranged from 0.0% to 2.0%. In our annual impairment test as of September 29, 2019, discount rates ranged from 7.5% to 12.0%, and perpetual revenue growth rates ranged from 0.0% to 2.0%. Changes in these estimates may result in the recognition of an impairment loss. We recorded goodwill impairment losses of $346.8 million and $109.2 million related to our RX U.S. reporting unit during the years ended December 31, 2020 and December 31, 2019, respectively, which were recorded in Impairment charges on the Consolidated Statements of Operations. In the year ended December 31, 2018, we recorded a goodwill impairment of $136.7 million related to our animal health reporting unit which was subsequently divested on July 8, 2019.

The discounted cash flow forecasts used for our reporting units include assumptions about future activity levels in the near term and longer-term. If growth in our reporting units is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in one or more reporting units is impaired in future impairment tests. An increase in the discount rate could negatively impact the estimated fair value of the reporting units and lead to future impairment. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of our reporting units, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further analysis. In our annual impairment test as of September 27, 2020, we evaluated the weighted average cost of capital, market multiples, and forecasted cash flows of each reporting unit, among other factors.

Our RX U.S. reporting unit had an indication of potential impairment during the three months ended September 26, 2020 driven primarily by the stoppage of production and distribution of albuterol sulfate inhalation aerosol and voluntary nationwide recall to the retail level as a result of reports that some units may not dispense due to clogging, combined with a decline in market multiples. We prepared a quantitative analysis as of September 26, 2020 and

Perrigo Company plc - Item 7
Critical Accounting Estimates

determined the carrying value of the RX U.S. reporting unit exceeded its estimated fair value. We recognized a goodwill impairment of $202.4 million, leaving $811.1 million of goodwill in this reporting unit after the impairment.

Our RX U.S. reporting unit had additional indicators of impairment during the three months ended December 31, 2020. We prepared a quantitative test as of December 31, 2020 and determined the carrying value of the RX U.S. reporting unit exceeded its estimated fair value. We recognized a goodwill impairment of $144.4 million, leaving $673.1 million of goodwill in the reporting unit as of December 31, 2020. The RX U.S. reporting unit is at risk for future impairments if it experiences further deterioration in business performance or market multiples or increases in discount rates.

Our Branded Consumer Self-care ("BCS") reporting unit included in the CSCI segment had an indication of potential impairment during the three months ended June 27, 2020 driven by a decrease in forecasted cash flows in the second half of 2020 related to impacts from the COVID-19 pandemic. We prepared a quantitative analysis as of June 27, 2020 and determined that the fair value of the BCS reporting unit continued to exceed net book value by less than 10%. During our annual goodwill testing as of September 27, 2020 and September 29, 2019, we determined the fair value of the BCS reporting unit was less than 10.0% higher than its net book value in both analyses. As a result of the relatively narrow margin between fair value and net book value during the three months ended December 31, 2020 and 2019, this reporting unit is at risk for future impairments if it experiences deterioration in business performance or market multiples or increases in discount rates. Goodwill remaining in this reporting unit was $1,049.2 million as of December 31, 2020.

During our annual goodwill testing as of September 27, 2020 and September 29, 2019, we determined the fair value of the Oral Care International reporting unit included in the CSCI segment was less than 10.0% higher than its net book value, which was due to recent application of fair value acquisition accounting to the reporting unit's net assets rather than the presence of impairment indicators. With a margin between fair value and net book value in this range, the reporting unit is at risk for future goodwill impairments if it experiences deterioration in business performance or market multiples or increases in discount rates. Goodwill remaining in this reporting unit was $88.3 million as of December 31, 2020.

We performed sensitivity analyses on the discounted cash flow valuations that were prepared to estimate the enterprise values of each reporting unit. Discount rates and perpetual revenue growth rates were increased and decreased by increments of 25 or 50 basis points. For the BCS reporting unit, a 75 basis point increase in the discount rate, or a 50 basis point increase in the discount rate combined with a 25 basis point decrease in the residual growth rate, would indicate potential impairment for this reporting unit. For the Oral Care International reporting unit, a 50 basis point increase in the discount rate, or a 25 basis point increase in the discount rate combined with a 25 basis point decrease in the residual growth rate, would indicate potential impairment for this reporting unit. Our sensitivities for both the BCS and Oral Care International reporting units assume a corresponding decrease in market valuation multiples. Based on the sensitivity of the discount rate assumptions on these analyses, an increase in the discount rate over the next twelve months could negatively impact the estimated fair value of the reporting units and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of our reporting units over the next twelve months, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis.

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

    Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate the translation effect of a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would have increased operating income of our non-U.S. operating units by approximately $29.1 million for the year ended December 31, 2020. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

    In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

    The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of December 31, 2020, cumulative net currency translation adjustments increased shareholders’ equity by $407.3 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Perrigo Company plc - Item 8

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perrigo Company plc (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2017-04

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2019 due to the adoption of ASU No. 2017-04, Intangibles – Goodwill and Other.

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

Perrigo Company plc - Item 8

Valuation of Goodwill for the RX U.S., BCS, and Oral Care International Reporting Units
Description of the Matter	At December 31, 2020, the Company’s goodwill was $3,768.8 million. As discussed in Note 1 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company recorded goodwill impairment charges of $346.8 million for the year ended December 31, 2020 in the RX U.S. reporting unit.

Auditing management’s goodwill impairment tests was complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of the reporting units. In particular, the fair value estimates for the RX U.S., Branded Consumer Self-Care (BCS) and Oral Care International reporting units were sensitive to significant assumptions such as revenue growth, operating margins, and discount rate, which are affected by expected future market or economic conditions.

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

Perrigo Company plc - Item 8

Uncertain Tax Positions
Description of the Matter	As described in Note 15 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At December 31, 2020, the Company had liabilities of $396.0 million, excluding interest and penalties, relating to uncertain tax positions.

Auditing the measurement of the Company’s uncertain tax positions was challenging because the evaluation of whether a tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, involves significant judgment, and is based on interpretations of tax laws and legal rulings.

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

Perrigo Company plc - Item 8

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

Grand Rapids, Michigan
March 1, 2021

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net sales	$5,063.3	$4,837.4	$4,731.7
Cost of sales	3,248.1	3,064.1	2,900.2
Gross profit	1,815.2	1,773.3	1,831.5

Operating expenses
Distribution	100.4	96.1	94.2
Research and development	177.7	187.4	218.6
Selling	579.1	567.0	595.7
Administration	496.0	503.0	435.9
Impairment charges	346.8	184.5	224.4
Restructuring	3.5	26.3	21.0
Other operating expense (income)	(3.7)	4.2	5.2
Total operating expenses	1,699.8	1,568.5	1,595.0

Operating income	115.4	204.8	236.5

Change in financial assets	96.4	(22.1)	(188.7)
Interest expense, net	131.2	121.7	128.0
Other (income) expense, net	17.2	(66.0)	6.1
Loss on extinguishment of debt	20.0	0.2	0.5
Income (loss) before income taxes	(149.4)	171.0	290.6
Income tax expense	13.2	24.9	159.6
Net income (loss)	$(162.6)	$146.1	$131.0

Earnings (loss) per share
Basic	$(1.19)	$1.07	$0.95
Diluted	$(1.19)	$1.07	$0.95

Weighted-average shares outstanding
Basic	136.1	136.0	137.8
Diluted	136.1	136.5	138.3

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

Net income (loss)	$(162.6)	$146.1	$131.0
Other comprehensive income (loss):
Foreign currency translation adjustments	274.4	28.4	(156.1)
Change in fair value of derivative financial instruments	(13.4)	28.2	(5.7)
Change in post-retirement and pension liability	(5.4)	(1.8)	(5.7)
Other comprehensive income (loss), net of tax	255.6	54.8	(167.5)
Comprehensive income (loss)	$93.0	$200.9	$(36.5)

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$641.5	$354.3
Accounts receivable, net of allowance for credit losses of $7.6 and $6.7, respectively	1,054.2	1,243.2
Inventories	1,200.2	967.3
Prepaid expenses and other current assets	237.6	165.8
Total current assets	3,133.5	2,730.6
Property, plant and equipment, net	996.0	902.8
Operating lease assets	186.0	129.9
Goodwill and indefinite-lived intangible assets	3,783.9	4,185.5
Definite-lived intangible assets, net	2,974.3	2,921.2
Deferred income taxes	44.2	5.4
Other non-current assets	370.5	426.0
Total non-current assets	8,354.9	8,570.8
Total assets	$11,488.4	$11,301.4
Liabilities and Shareholders’ Equity
Accounts payable	$543.8	$520.2
Payroll and related taxes	175.2	156.4
Accrued customer programs	365.9	394.4
Other accrued liabilities	250.3	229.2
Accrued income taxes	9.0	32.2
Current indebtedness	37.8	3.4
Total current liabilities	1,382.0	1,335.8
Long-term debt, less current portion	3,528.3	3,365.8
Deferred income taxes	279.3	280.6
Other non-current liabilities	643.7	515.1
Total non-current liabilities	4,451.3	4,161.5
Total liabilities	5,833.3	5,497.3
Commitments and contingencies - Refer to Note 17
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,118.2	7,359.9
Accumulated other comprehensive income	395.0	139.4
Retained earnings (accumulated deficit)	(1,858.1)	(1,695.5)
Total controlling interests	5,655.1	5,803.8
Noncontrolling interest	—	0.3
Total shareholders’ equity	5,655.1	5,804.1
Total liabilities and shareholders' equity	$11,488.4	$11,301.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	133.1	136.1

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash Flows From (For) Operating Activities
Net income (loss)	$(162.6)	$146.1	$131.0
Adjustments to derive cash flows:
Depreciation and amortization	384.8	396.5	423.6
Loss (Gain) on sale of business	20.9	(71.7)	—
Share-based compensation	58.5	52.2	37.7
Impairment charges	346.8	184.5	224.4
Asset abandonments	—	11.0	—
Change in financial assets	96.4	(22.1)	(188.7)
Loss on extinguishment of debt	20.0	0.2	0.5
Restructuring charges	3.5	26.3	21.0
Deferred income taxes	(54.5)	(43.9)	(17.9)
Amortization of debt premium	(2.4)	(4.4)	(8.1)
Other non-cash adjustments, net	(6.0)	26.6	(11.1)
Subtotal	705.4	701.3	612.4
Increase (decrease) in cash due to:
Accounts receivable	168.9	(140.7)	21.0
Inventories	(170.6)	(67.0)	(98.6)
Accounts payable	(2.7)	17.0	28.8
Payroll and related taxes	10.8	(3.7)	(34.5)
Accrued customer programs	(43.3)	(48.6)	25.5
Accrued liabilities	(23.1)	(23.2)	(20.9)
Accrued income taxes	(7.0)	(74.5)	68.1
Other, net	(2.2)	27.2	(8.8)
Subtotal	(69.2)	(313.5)	(19.4)
Net cash from (for) operating activities	636.2	387.8	593.0
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	4.1	2.9	13.7
Acquisitions of businesses, net of cash acquired	(168.5)	(747.7)	—
Asset acquisitions	(35.2)	(149.1)	(35.6)
Purchase of equity method investment	(15.0)	—	—
Purchase of investment securities	—	—	(7.5)
Proceeds from the Royalty Pharma contingent milestone	—	250.0	—
Additions to property, plant and equipment	(170.4)	(137.7)	(102.6)
Net proceeds from sale of business	187.8	182.5	5.2
Other investing, net	9.4	3.0	—
Net cash from (for) investing activities	(187.8)	(596.1)	(126.8)
Cash Flows From (For) Financing Activities
Borrowings (repayments) of revolving credit agreements and other financing, net	(3.9)	0.5	(4.4)
Issuances of long-term debt	743.8	600.0	431.0
Payments on long-term debt	(590.0)	(476.0)	(482.5)
Premiums on early debt retirement	(19.0)	—	—
Deferred financing fees	(6.7)	(1.0)	(2.4)
Issuance of ordinary shares	—	0.9	1.3
Repurchase of ordinary shares	(164.2)	—	(400.0)
Cash dividends	(123.9)	(112.4)	(104.9)
Other financing, net	(17.2)	(10.2)	(10.0)
Net cash from (for) financing activities	(181.1)	1.8	(571.9)
Effect of exchange rate changes on cash and cash equivalents	19.9	9.7	(21.9)
Net increase (decrease) in cash and cash equivalents	287.2	(196.8)	(127.6)
Cash and cash equivalents, beginning of period	354.3	551.1	678.7
Cash and cash equivalents, end of period	$641.5	$354.3	$551.1

Perrigo Company plc - Item 8

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$145.8	$136.8	$133.8
Interest received	$12.1	$15.1	$5.0
Income taxes paid	$81.2	$136.2	$144.2
Income taxes refunded	$38.3	$28.0	$5.1
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2017	140.8	$7,892.9	$253.1	$(1,975.5)	$6,170.5
Adoption of new accounting standards	—	—	(1.0)	6.2	5.2
Net income	—	—	—	131.0	131.0
Other comprehensive loss	—	—	(167.5)	—	(167.5)
Issuance of ordinary shares under:
Stock options	0.1	1.3	—	—	1.3
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	8.1	—	—	8.1
Compensation for restricted stock	—	29.6	—	—	29.6
Cash dividends, $0.76 per share	—	(104.9)	—	—	(104.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.3)	—	—	(5.3)
Repurchases of ordinary shares	(5.1)	(400.0)	—	—	(400.0)
Balance at December 31, 2018	135.9	7,421.7	84.6	(1,838.3)	5,668.0

Adoption of new accounting standards	—	—	—	(3.3)	(3.3)
Net income	—	—	—	146.1	146.1
Other comprehensive income	—	—	54.8	—	54.8
Issuance of ordinary shares under:
Stock options	—	0.9	—	—	0.9
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	4.7	—	—	4.7
Compensation for restricted stock	—	50.6	—	—	50.6
Cash dividends, $0.82 per share	—	(112.4)	—	—	(112.4)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.6)	—	—	(5.6)
Balance at December 31, 2019	136.1	7,359.9	139.4	(1,695.5)	5,803.8

Net loss	—	—	—	(162.6)	(162.6)
Other comprehensive income	—	—	255.6	—	255.6
Issuance of ordinary shares under:
Restricted stock plan	0.6	—	—	—	—
Compensation for stock options	—	2.0	—	—	2.0
Compensation for restricted stock	—	56.5	—	—	56.5
Cash dividends, $0.90 per share	—	(123.9)	—	—	(123.9)
Repurchases of ordinary shares	(3.4)	(164.2)	—	—	(164.2)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(10.7)	—	—	(10.7)
Purchase of subsidiary's minority interest	—	(1.4)	—	—	(1.4)
Balance at December 31, 2020	133.1	$7,118.2	$395.0	$(1,858.1)	$5,655.1

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

    Our vision is to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that enhance individual well-being by empowering consumers to proactively prevent or treat conditions that can be self-managed. We are also a leading producer of generic prescription pharmaceutical topical products including creams, lotions, gels and nasal sprays.

Basis of Presentation

    Our fiscal year begins on January 1 and ends on December 31 of each year. We end our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Segment Reporting

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and oral self-care categories, our divested animal health category, and contract manufacturing) in the U.S., Mexico and Canada.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business primarily branded in Europe and Australia, our store brand business in the United Kingdom and parts of Europe and Asia, and our divested liquid licensed products business in the United Kingdom.
•Prescription Pharmaceuticals ("RX") comprises our prescription pharmaceuticals business in the U.S., which are predominantly generics, and our pharmaceuticals and diagnostic businesses in Israel.

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

    Net product sales include estimates of variable consideration for which accruals and allowances are established. Variable consideration for product sales consists primarily of chargebacks, rebates, and administrative fees and other incentive programs recorded on the Consolidated Balance Sheets as Accrued customer programs, and sales returns and shelf stock allowances recorded on the Consolidated Balance Sheets as a reduction to Accounts receivable. Where appropriate, these estimates take into consideration a range of possible outcomes in which relevant factors, such as historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, are either probability weighted to derive an estimate of expected value or the estimate reflects the single most likely outcome. Overall, these reserves reflect the best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known. Accrued customer programs and allowances were $458.7 million and $483.7 million at December 31, 2020 and December 31, 2019, respectively.

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

Perrigo Company plc - Item 8
Note 1

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

Derivative Instruments

    We recognize the entire change in the fair value of the effective portion of derivatives designated as:

•Cash flow hedges in Other Comprehensive Income ("OCI"). The amounts recorded in OCI will subsequently be reclassified to earnings in the same line item on the Consolidated Statements of Operations as impacted by the hedged item when the hedged item affects earnings;

Perrigo Company plc - Item 8
Note 1

•Fair value hedges in the same line item on the Consolidated Statements of Operations that is used to present the earnings effect of the hedged item; and

•Net investment hedges in OCI classified as a currency translation adjustment. When the net investment in foreign operations is sold or substantially liquidates, the amounts recorded in AOCI are reclassified to earnings.

    We exclude option premiums, forward points, and cross-currency basis spread from our assessment of hedge effectiveness, as allowable excluded components from certain of our cash flow and net investment hedges. We have elected to recognize the initial value of the excluded component on a straight-line basis over the life of the derivative instrument, within the same line item on the Consolidated Statements of Operations that is used to present the earnings effect of the hedged item.

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

    We are exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is our policy to manage our credit risk on these transactions by dealing only with financial institutions having a long-term credit rating of "Aa3" or better and by distributing the contracts among several financial institutions to diversify credit concentration risk. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. The maximum term of our forward currency exchange contracts is 60 months.

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

    Foreign currency exchange risk management - We conduct business in several major currencies other than the U.S. dollar and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce cash flow volatility associated with foreign exchange rate changes on a consolidated basis to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets and liabilities, commitments, anticipated foreign currency sales and expenses, and net investments in foreign operations.

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

Perrigo Company plc - Item 8
Note 1

designated as hedging instruments to mitigate the impact of exchange rate volatility in the translation of foreign earnings, gains and losses will generally be offset by fluctuations in the U.S. dollar-translated amounts of each Income Statement account in current and/or future periods.

    For more information on our derivatives, refer to Note 9.

Property, Plant and Equipment, net

    Property, plant and equipment, net is recorded at cost and is depreciated using the straight-line method. Useful lives for financial reporting range from 3 to 20 years for machinery and equipment and 10 to 45 years for buildings. We capitalize certain computer software and development costs, included in machinery and equipment, when incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over the estimated useful lives of the software, which range from 3 to 10 years. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense includes amortization of assets recorded under finance leases and totaled $90.1 million, $91.0 million, and $90.0 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

    We held the following property, plant and equipment, net (in millions):

	December 31, 2020	December 31, 2019
Land	$55.6	$50.4
Buildings	607.4	578.7
Machinery and equipment	1,342.4	1,195.8
Gross property, plant and equipment	2,005.4	1,824.9
Less: accumulated depreciation	(1,009.4)	(922.1)
Property, plant and equipment, net	$996.0	$902.8

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

Perrigo Company plc - Item 8
Note 1

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

    The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected discounted future cash flows. Changes in these estimates may result in the recognition of an impairment loss. We have five reporting units that are evaluated for impairment.

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

Perrigo Company plc - Item 8
Note 1

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

    We have provided for income taxes for undistributed earnings of certain foreign subsidiaries which have not been deemed to be permanently reinvested. For those foreign subsidiaries we have deemed to be permanently reinvested, we have provided no further tax provision.

    We record reserves for uncertain tax positions to the extent it is more likely than not the tax return position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. We include interest and penalties attributable to uncertain tax positions and income taxes as a component of our income tax provision (refer to Note 15).

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

Perrigo Company plc - Item 8
Note 1

Research and Development

    All R&D costs, including payments related to products under development and research consulting agreements, are expensed as incurred. We incur costs throughout the development cycle, including costs for research, clinical trials, manufacturing validation, and other pre-commercialization approval costs that are included in R&D. We may continue to make non-refundable payments to third parties for new technologies and for R&D work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. R&D expense was $177.7 million, $187.4 million, and $218.6 million, for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. During the year ended December 31, 2018, we paid an up-front license fee of $50.0 million allowing us to develop and commercialize an OTC version of Nasonex-branded products (refer to Note 3).

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

Advertising Costs

    Advertising costs relate primarily to print advertising, direct mail, on-line advertising, social media communications, and television advertising and are expensed as incurred. For the year ended December 31, 2020, 85% of advertising expense was attributable to our CSCI segment. Advertising costs were as follows (in millions):

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$130.5	$142.8	$159.2

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

Perrigo Company plc - Item 8
Note 1

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

Recently Issued Accounting Standards Not Yet Adopted
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This guidance enhances and simplifies various aspects of the income tax accounting guidance in ASC 740.	January 1, 2021	As of January 1, 2021 we adopted ASU 2019-12, which could have a material impact on the Consolidated Financial Statements due to the sale of the RX business and we are currently assessing the impact.
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

Perrigo Company plc - Item 8
Note 1

    The following table presents the allowance for credit losses activity (in millions):

Year Ended
December 31, 2020
Beginning balance	$6.7
Provision for credit losses, net	2.9
Receivables written-off	(2.3)
Recoveries collected	—
Currency translation adjustment	0.3
Ending balance	$7.6

NOTE 2 - REVENUE RECOGNITION

    Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

    We generated net sales in the following geographic locations(1) during each of the periods presented below (in millions):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
U.S.	$3,441.1	$3,225.6	$3,098.3
Europe(2)	1,350.6	1,335.8	1,347.6
All other countries(3)	271.6	276.0	285.8
Total net sales	$5,063.3	$4,837.4	$4,731.7

(1)    The net sales by geography is derived from the location of the entity that sells to a third party.
(2)    Includes Ireland net sales of $29.8 million, $23.4 million, and $25.7 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.
(3)    Includes revenue generated primarily in Israel, Mexico, Australia, and Canada.

Perrigo Company plc - Item 8
Note 2

Product Category

    The following is a summary of our net sales by category (in millions):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
CSCA(1)
Upper respiratory	$489.5	$515.2	$492.5
Digestive health	452.6	413.9	403.6
Pain and sleep-aids	424.7	383.6	388.1
Nutrition	387.4	394.4	432.4
Healthy lifestyle	348.5	352.4	333.6
Oral self-care	284.6	106.4	—
Skincare and personal hygiene	191.8	182.9	164.1
Vitamins, minerals, and supplements	27.0	28.6	26.1
Animal health	—	43.7	93.9
Other CSCA(2)	86.9	66.6	77.3
Total CSCA	2,693.0	2,487.7	2,411.6
CSCI
Skincare and personal hygiene	351.8	371.6	396.5
Upper respiratory	255.1	276.8	276.5
Vitamins, minerals, and supplements	201.0	180.2	187.2
Pain and sleep-aids	190.4	167.9	170.0
Healthy lifestyle	165.4	173.8	180.7
Oral self-care	97.8	51.2	8.9
Digestive health	26.5	27.1	29.5
Other CSCI(3)	107.2	133.6	150.0
Total CSCI	1,395.2	1,382.2	1,399.3
RX	975.1	967.5	920.8
Total net sales	$5,063.3	$4,837.4	$4,731.7

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

    While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $262.4 million, $286.8 million, and $300.5 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

    We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Perrigo Company plc - Item 8
Note 2

Contract Balances

    The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	December 31, 2020	December 31, 2019
Short-term contract assets	Prepaid expenses and other current assets	$19.7	$26.3

NOTE 3 - ACQUISITIONS AND DIVESTITURES

Acquisitions During the Year Ended December 31, 2020

Generic Topical Gel Acquisition

On December 31, 2020, we purchased an Abbreviated New Drug Application ("ANDA") for a generic topical gel for $16.4 million payable in January 2021, which we capitalized as a developed product technology intangible asset. We launched the product in January 2021 and began amortizing it over a 20-year useful life. Operating results attributable to the product are included within our RX segment.

Eastern European OTC Dermatological Brands Acquisition

    On October 30, 2020, we acquired three Eastern European OTC dermatological brands ("Eastern European Brands"), skincare brands Emolium®, Iwostin®, and hair loss treatment brand Loxon® from Sanofi. The transaction closed for €53.3 million ($62.3 million). We capitalized $52.5 million as brand-named intangible assets and allocated the remainder of the purchase price to goodwill, inventory, customer relationships and deferred tax assets.

The addition of these brands complements our already robust skincare portfolio and adds scale to our Eastern European business. The addition of these market-leading OTC brands serves as another step for Perrigo’s CSCI growth plans and provides new opportunities for self-care revenue synergy in the European markets. The operating results of the brands will be reported within our CSCI segment.

The acquisition of the Eastern European Brands was accounted for as a business combination and has been reported in our Consolidated Statements of Operations as of the acquisition date. During the year ended December 31, 2020, we recorded transaction costs in Administration expenses within the CSCI segment.

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

The goodwill arising from the acquisition consists largely of the assembled workforce, and the cost and revenue synergies expected from integrating the business into the CSCI segment. The goodwill was allocated to our CSCI segment, none of which is deductible for income tax purposes. The definite-lived intangible assets acquired consisted of brands and customer relationships which are being amortized over a weighted average useful life of approximately 18.8 years. Both the brands and customer relationships were valued using the multi-period excess earnings method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

Perrigo Company plc - Item 8
Note 3

Oral Care Assets of High Ridge Brands

On April 1, 2020, we acquired the oral care assets of High Ridge Brands ("Dr. Fresh") for total purchase consideration of $113.0 million, subject to customary post-closing adjustments, including a working capital settlement. After post-closing adjustments as of December 31, 2020, total cash consideration paid was $106.2 million, net of $2.0 million that we allocated as prepayment of contract consideration for transitional services to be received related to the transaction.

This acquisition includes the children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands, and a licensing portfolio. The U.S. operations, which represent a significant portion of the business, will be reported in our CSCA segment and the remaining non-U.S. operations will be reported in our CSCI segment.

    During the year ended December 31, 2020, we incurred $4.4 million of general transaction costs (legal, banking and other professional fees). The amounts were recorded in Administration expenses within the CSCA segment.

    The acquisition of Dr. Fresh was accounted for as a business combination and has been reported in our Consolidated Statements of Operations as of the acquisition date. From April 1, 2020 through December 31, 2020, the acquisition generated Net sales of $72.3 million and pre-tax income of $2.1 million, which included $2.0 million related to inventory costs stepped up to acquisition date fair value.

    We are in the process of finalizing the valuation for the assets acquired and liabilities assumed. As a result, the initial accounting for the acquisition is incomplete. The provisional acquisition amounts recognized for assets acquired and liabilities assumed will be finalized as soon as possible but no later than one year from the acquisition date. The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.

    During the three months ended December 31, 2020, we recorded measurement period adjustments to reduce the value of acquired inventory by $1.2 million with an offsetting increase to goodwill. The measurement period adjustment also decreased the amount of Cost of sales recognized by $1.2 million in the three months ended December 31, 2020.

Perrigo Company plc - Item 8
Note 3

    The following table summarizes the consideration paid for Dr. Fresh and the provisional amounts of the assets acquired and liabilities assumed (in millions):

Oral Care Assets of High Ridge Brands (Dr. Fresh)
Purchase price paid	$106.2

Assets acquired:
Accounts receivable	$13.1
Inventories	22.2
Prepaid expenses and other current assets	0.4
Property, plant and equipment, net	0.7
Operating lease assets	2.6
Goodwill	17.2
Distribution and license agreements and supply agreements	$2.2
Developed product technology, formulations, and product rights	0.1
Customer relationships and distribution networks	20.6
Trademarks, trade names, and brands	43.2
Total intangible assets	$66.1
Total assets	$122.3
Liabilities assumed:
Accounts payable	$6.1
Other accrued liabilities	3.8
Payroll and related taxes	0.7
Accrued customer programs	3.0
Other non-current liabilities	2.5
Total liabilities	$16.1
Net assets acquired	$106.2

    The goodwill of $17.2 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, the assembled workforce, and the synergies expected from integrating the operations of Dr. Fresh into Perrigo. The goodwill was primarily attributable to our CSCA segment. We are currently evaluating the tax deductibility of the provisional goodwill. We expect some portion to be deductible for income tax purposes. The definite-lived intangible assets acquired consisted of trademarks and trade names, license agreements, and customer relationships which are being amortized over a weighted average useful life of approximately 17.8 years. Customer relationships were valued using the multi-period excess earnings method. Trademarks and trade names and developed technology were valued using the relief from royalty method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

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

Perrigo Company plc - Item 8
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

Generic Product Acquisition

    On May 17, 2019, we purchased the ANDA for a generic product used to relieve pain, for $15.7 million in cash, which we capitalized as a developed product technology intangible asset. We launched the product during the third quarter of 2019 and began amortizing it over a 20-year useful life. Operating results attributable to the product are included within our CSCA and RX segment.

Perrigo Company plc - Item 8
Note 3

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

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the Ranir acquisition had occurred on January 1, 2018 and the acquisition of Dr. Fresh and Sanofi brands had occurred on January 1, 2019, and had been combined with the results reported in our Consolidated Statements of Operations for all periods presented (in millions):

	Year Ended
(Unaudited)	December 31, 2020	December 31, 2019	December 31, 2018
Net sales	$5,111.5	$5,112.3	$5,018.9
Net income (loss)	$(148.6)	$172.4	$96.8

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

Perrigo Company plc - Item 8
Note 3

Divestitures During the Year Ended December 31, 2020

Rosemont Pharmaceuticals Business

    On June 19, 2020, we completed the sale of our U.K.-based Rosemont Pharmaceuticals business, a generic prescription pharmaceuticals manufacturer focused on liquid medicines, to a U.K.-headquartered private equity firm for cash consideration of £155.6 million (approximately $195.0 million). The sale resulted in a pre-tax loss of $21.1 million recorded in our CSCI segment in Other (income) expense, net on the Consolidated Statements of Operations. The charge included professional fees and a $46.4 million write-off of foreign currency translation adjustment from Accumulated other comprehensive income.

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

    Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CSCA	CSCI(1)	RX(2)	Total
Balance at December 31, 2018	$1,713.7	$1,151.3	$1,114.8	$3,979.8
Impairments	—	—	(109.2)	(109.2)
Business divestitures	(42.2)	—	—	(42.2)
Business acquisitions	223.0	68.1	—	291.1
Currency translation adjustments	4.6	(15.7)	8.3	(2.8)
Balance at December 31, 2019	1,899.1	1,203.7	1,013.9	4,116.7
Impairments	—	—	(346.8)	(346.8)
Business divestitures	—	(115.6)	—	(115.6)
Business acquisitions	14.8	7.3	—	22.1
Purchase accounting adjustments	(10.4)	12.0	—	1.6
Currency translation adjustments	1.5	83.3	6.0	90.8
Balance at December 31, 2020	$1,905.0	$1,190.7	$673.1	$3,768.8

(1) We had accumulated goodwill impairments of $868.4 million as of December 31, 2019 and December 31, 2020.
(2) We had accumulated goodwill impairments of $109.2 million and $456.0 million as of December 31, 2019 and December 31, 2020, respectively.

Perrigo Company plc - Item 8
Note 4

RX U.S. Reporting Unit Goodwill

On March 1, 2021, we announced a definitive agreement to sell our generic RX Pharmaceuticals business to Altaris Capital Partners, LLC for total consideration of $1.55 billion, including $1.5 billion in cash. As part of the consideration, Altaris Capital Partners, LLC will also assume more than $50.0 million in potential R&D milestone payments and contingent purchase obligations with third-party Rx partners. The transaction is subject to antitrust and other customary closing conditions and is expected to close by the end of the third quarter of 2021. While this was a subsequent event, negotiations during the three months ended December 31, 2020 and leading up to the definitive agreement were considered a triggering event to perform a quantitative impairment test as of December 31, 2020. As a result, we determined the reporting unit’s carrying value exceeded estimated fair value. We recognized a goodwill impairment of $144.4 million, leaving $673.1 million of goodwill in the reporting unit as of December 31, 2020 (refer to Note 7).

During the three months ended September 26, 2020, our RX U.S. reporting unit had an indication of potential impairment driven primarily by the stoppage of production and distribution of albuterol sulfate inhalation aerosol and voluntary nationwide recall to the retail level as a result of reports that some units may not dispense due to clogging, combined with a decline in market multiples. We prepared an impairment test as of September 26, 2020 and determined the carrying value of the RX U.S. reporting unit exceeded its estimated fair value. We recognized a goodwill impairment of $202.4 million, leaving $811.1 million of goodwill in this reporting unit after the impairment. The change in fair value from previous estimates was driven by the financial impact of the recall in the current period and related changes in estimates of future cash flows (refer to Note 7).

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

BCS Reporting Unit Goodwill

During the three months ended June 27, 2020, our Branded Consumer Self-care ("BCS") reporting unit included in the CSCI segment had an indication of potential impairment which was driven by a decrease in forecasted cash flows in the second half of 2020 related to impacts from the COVID-19 pandemic. We prepared an impairment test as of June 27, 2020 and determined that the fair value of the BCS reporting unit exceeded net book value by less than 10%, consistent with our last annual impairment test as of October 1, 2019. While no impairment was recorded as of June 27, 2020, future developments such as deterioration in business performance or market multiples could reduce the fair value of this reporting unit and lead to impairment in a future period. There was no indication of impairment during the six months ended December 31, 2020. Goodwill remaining in this reporting unit was $1,049.2 million as of December 31, 2020.

Animal Health Goodwill

    During the three months ended September 29, 2018, the animal health reporting unit continued to experience declines in its year-to-date financial results and had additional indications of potential impairment due to changes in channel dynamics, a strategic decision to re-prioritize brands, and a decline in the forecasted outlook of the reporting unit. Step one of the goodwill impairment test indicated that the fair value of the animal health reporting unit was below its net book value. We recorded a $136.7 million goodwill impairment charge in the third quarter of 2018 within our CSCA segment.

Perrigo Company plc - Item 8
Note 4

    Intangible assets and the related accumulated amortization consisted of the following (in millions):

	Year Ended
	December 31, 2020		December 31, 2019
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$4.3	$—	$18.8	$—
In-process research and development	10.8	—	50.0	—
Total indefinite-lived intangibles	$15.1	$—	$68.8	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$126.5	$87.5	$126.7	$81.1
Developed product technology, formulations, and product rights	1,363.6	765.9	1,392.8	755.3
Customer relationships and distribution networks	1,934.6	836.4	1,805.6	671.4
Trademarks, trade names, and brands	1,586.6	347.2	1,353.5	250.1
Non-compete agreements	5.2	5.2	6.5	6.0
Total definite-lived intangibles	$5,016.5	$2,042.2	$4,685.1	$1,763.9
Total intangible assets	$5,031.6	$2,042.2	$4,753.9	$1,763.9
    Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

    The remaining weighted-average useful life for our amortizable intangible assets by asset class at December 31, 2020 was as follows:

Amortizable Intangible Asset Category	Remaining Weighted-Average Useful Life (Years)
Distribution and license agreements and supply agreements	7
Developed product technology, formulations, and product rights	12
Customer relationships and distribution networks	16
Trademarks, trade names, and brands	16

    We recorded amortization expense of $294.7 million, $305.5 million, and $333.6 million during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

    Our estimated future amortization expense is as follows (in millions):

Year	Amount
2021	$282.2
2022	252.7
2023	237.3
2024	225.4
2025	214.8
Thereafter	1,761.9

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

In-process R&D ("IPR&D")

    We recorded an impairment charge of $5.8 million and $8.7 million on certain IPR&D assets during the years ended December 31, 2019, and December 31, 2018, respectively, due to changes in the projected development and regulatory timelines for various projects.

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

Perrigo Company plc - Item 8
Note 5

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING

    We have accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. The total amount factored on a non-recourse basis and excluded from accounts receivable was $6.9 million and $10.0 million at December 31, 2020 and December 31, 2019, respectively.

NOTE 6 - INVENTORIES

    Major components of inventory were as follows (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Finished goods	$679.4	$530.3
Work in process	221.7	186.9
Raw materials	299.1	250.1
Total inventories	$1,200.2	$967.3

NOTE 7 - FAIR VALUE MEASUREMENTS

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

Perrigo Company plc - Item 8
Note 7

    The table below summarizes the valuation of our financial instruments carried at fair value by the above pricing categories (in millions):

	Year Ended
	December 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$2.5	$—	$—	$6.6	$—	$—
Foreign currency forward contracts	—	21.5	—	—	4.3	—
Cross-currency swap	—	6.3	—	—	26.3	—
Funds associated with Israeli severance liability	—	15.7	—	—	14.6	—
Royalty Pharma contingent milestone	—	—	—	—	—	95.3
Total assets	$2.5	$43.5	$—	$6.6	$45.2	$95.3

Liabilities:
Foreign currency forward contracts	$—	$8.2	$—	$—	$8.4	$—
Contingent consideration payments	—	—	13.2	—	—	11.9
Total liabilities	$—	$8.2	$13.2	$—	$8.4	$11.9

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$673.1	$—	$—	$1,013.1
Definite-lived intangible assets(2)	—	—	—	—	—	23.3
Total assets	$—	$—	$673.1	$—	$—	$1,036.4

(1)    During the year ended December 31, 2020, goodwill with a carrying amount of $1,019.9 million was written down to a fair value of $673.1 million. During the year ended December 31, 2019, goodwill with a carrying amount of $1,122.3 million was written down to a fair value of $1,013.1 million.
(2)    During the year ended December 31, 2019, definite-lived intangible assets with a carrying amount of $55.3 million were written down to a fair value of $23.3 million.

    There were no transfers within Level 3 fair value measurements during the years ended December 31, 2020 or December 31, 2019 (refer to Note 8 for information on our investment securities and Note 9 for a discussion of derivatives).

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

Perrigo Company plc - Item 8
Note 7

Royalty Pharma Contingent Milestone

During the year ended December 31, 2017, we divested the Tysabri® financial asset to Royalty Pharma for up to $2.85 billion, consisting of $2.2 billion in cash and up to $250.0 million and $400.0 million in contingent milestone payments if the royalties on global net sales of Tysabri® that are received by Royalty Pharma met specific thresholds in 2018 and 2020, respectively.

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Beginning balance	$95.3	$323.2
Payments received	—	(250.0)
Change in fair value	(95.3)	22.1
Ending balance	$—	$95.3

    We value our contingent milestone payments from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. As of December 31, 2019, volatility and the estimated fair value of the milestones had a positive relationship such that higher volatility translated to a higher estimated fair value of the contingent milestone payments. Rate of return and the estimated fair value of the milestones had an inverse relationship, such that a lower rate of return correlated with a higher estimated fair value of the contingent milestone payments. We assess volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

Year Ended
December 31, 2019
Volatility	30.0%
Rate of return	7.92%

    During the year ended December 31, 2020, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement between the parties, did not exceed the 2020 global net sales threshold of $351.0 million. Therefore, we are not entitled to receive the remaining contingent milestone payment of $400.0 million and, accordingly, wrote off the entire fair value of the remaining milestone payment related to 2020 of $95.3 million in Change in financial assets on the Consolidated Statements of Operations.

During the year ended December 31, 2019, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $22.1 million to $95.3 million. These adjustments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out. There was no contingent milestone based on 2019 sales of Tysabri®. The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018, which triggered the $250.0 million milestone payment received during the year ended December 31, 2019.

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

Perrigo Company plc - Item 8
Note 7

Contingent Consideration Payments

    The table below summarizes the change in fair value of contingent consideration payments (in millions):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$11.9	$15.3	$22.0
Changes in value	1.3	(1.4)	(1.5)
Currency translation adjustments	—	—	(0.2)
Settlements and other adjustments	—	(2.0)	(5.0)
Ending balance	$13.2	$11.9	$15.3

    Contingent consideration represents milestone payment obligations obtained through product acquisitions, which are valued using estimates based on probability-weighted outcomes, sensitivity analysis, and discount rates reflective of the risk involved. The estimates are updated quarterly and the liabilities are adjusted to fair value depending on a number of assumptions, including the competitive landscape and regulatory approvals that may impact the future sales of a product. The fair value adjustments are recorded in Other operating expense (income) on the Consolidated Statements of Operations.

As of December 31, 2020, the contingent consideration payments liability was primarily comprised of sales-based milestones related to an IPR&D asset acquired in a prior transaction in our RX segment. The contingent consideration payments liability also included certain event-based milestones, which were immaterial. The fair value of our contingent consideration sales-based milestones as of December 31, 2020, was calculated using the following significant unobservable inputs:

			Twelve Months Ended
			December 31, 2020
	Valuation Technique	Unobservable Input	Range (Weighted Average)(1)
Contingent consideration payments: sales-based milestones	Discounted cash flow	Projected royalties	$36.6
		Projected year of payment of sales-based milestones	2021 - 2036 (2027)
		Discount rate	26.0%

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

Perrigo Company plc - Item 8
Note 7

Goodwill and Intangible Assets

RX U.S. Reporting Unit Goodwill

    When determining the fair value of our RX U.S. reporting unit in the years ended December 31, 2020 and December 31, 2019, we utilized a combination of comparable company and discounted cash flow techniques. In our comparable company market approach, we considered observable market information and transactions for companies that we deemed to be of a comparable nature, scope, and size of our RX U.S. reporting unit (Level 2 inputs). Our cash flow projections included revenue assumptions related to new and existing products, plus gross margin and operating expenses based on the reporting unit’s growth plans (Level 3 inputs). In our discounted cash flow analysis, we used a long-term growth rate of 0.0%, which assumes new product launches will, over time, offset decreases in cash flows of existing portfolio products with definite lives. We used discount rates of approximately 10% in these analyses. The discount rate correlates with the required investment return and risk that we believe market participants would apply to the projected growth rate. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows and applied blended jurisdictional tax rates ranging from 19.1% to 21.7%. We weighted indications of fair value resulting from the market approach and present value techniques, considering the reasonableness of the range of measurements and the point within the range that we determined was most representative of fair market conditions. In the determination of fair value of our RX U.S. reporting unit during the three months ended December 31, 2020, we also considered fair value indications related to negotiations for the sale of our RX business that we announced on March 1, 2021 within the weighted indication of fair value (refer to Note 4).

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

Perrigo Company plc - Item 8
Note 7

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
Fixed Rate Long-term Debt

    Our fixed rate long-term debt consisted of the following (in millions):

	Year Ended
	December 31, 2020		December 31, 2019
	Level 1	Level 2	Level 1	Level 2
Public bonds
Carrying value (excluding discount)	$2,760.0	$—	$2,600.0	$—
Fair value	$3,031.1	$—	$2,618.4	$—

Private placement note
Carrying value (excluding premium)	$—	$164.9	$—	$151.4
Fair value	$—	$177.5	$—	$168.4

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

NOTE 8 - INVESTMENTS

    The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

		Year Ended
Measurement Category	Balance Sheet Location	December 31, 2020	December 31, 2019
Fair value method	Prepaid expenses and other current assets	$2.5	$6.6
Fair value method(1)	Other non-current assets	$1.9	$2.3
Equity method	Other non-current assets	$69.8	$17.8

(1) Measured at fair value using the Net Asset Value practical expedient.

Perrigo Company plc - Item 8
Note 8

    The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Year Ended
Measurement Category	Income Statement Location	December 31, 2020	December 31, 2019	December 31, 2018
Fair value method	Other (income) expense, net	$3.0	$4.9	$9.5
Equity method	Other (income) expense, net	$(3.0)	$(2.7)	$(2.7)

On June 17, 2020, we announced our entrance into the cannabidiol (“CBD”) market through a strategic investment in and long-term supply agreement with Kazmira LLC ("Kazmira"), a leading supplier of hemp-based CBD products free of tetrahydrocannabinol (“zero-THC”) based in Watkins, Colorado. In addition to the supply agreement, we acquired an approximate 20% equity stake in Kazmira for $50.0 million with $15.0 million paid at close of the transaction and the balance due within 18 months thereafter, reported in our CSCA segment (refer to Note 11). Our minority equity investment initiates the first phase of the partnership in which we will collaborate to scale-up Kazmira’s facilities and laboratories, in accordance with current Good Manufacturing Practices, to produce zero-THC CBD from industrial hemp that meets our standards for reliability and consistency. In the second phase of the partnership, we will work to launch zero-THC hemp-based CBD products in a number of global markets, while leveraging our supply agreement with Kazmira, which is exclusive for the U.S. store brand market. We will report our equity method earnings from Kazmira in our Consolidated Financial Statements on a quarterly lag.

On January 1, 2018, as a result of the adoption of ASU 2016-01 Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), we made a $1.0 million cumulative-effect adjustment to Retained earnings (accumulated deficit) net of tax that consisted of net unrealized losses on previously classified as available for sale securities from OCI.

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cross Currency Swaps

In a cross-currency swap, interest payments and principal in one currency are exchanged for principal and interest payments in a different currency. Interest payments are exchanged at fixed intervals during the life of the agreement. Changes in the fair value of cross-currency swaps designated as net investment hedges are recognized as a component of OCI as a foreign currency translation adjustment and are recognized in earnings only upon the sale or substantial liquidation of the hedged net investment. In assessing the effectiveness of these hedges, we use a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both our foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument, other than those due to changes in the spot rate, are initially recorded in OCI as a translation adjustment. The excluded component is recognized on a systematic and rational basis by accruing the swap payments and receipts within Interest expense, net.

On August 15, 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of our net investment in European operations. This agreement is a contract to exchange floating-rate Euro payments for floating-rate U.S. dollar payments through August 15, 2022. The payments are based on a notional basis of €450.0 million ($498.0 million) and settle quarterly.

Interest Rate Swaps

Interest rate swap agreements are contracts to exchange floating rate for fixed rate payments (or vice versa) over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. There were no active designated or non-designated interest rate swaps as of December 31, 2020 and December 31, 2019.

Foreign Currency Forwards

In a foreign currency forward, a contract is written to exchange currencies at a fixed exchange rate at a future settlement date. We designate foreign currency forwards primarily as cash flow hedges to protect against

Perrigo Company plc - Item 8
Note 9

foreign currency fluctuations of probable forecasted purchases and sales. The settlement dates of foreign currency forwards range from 1 to 60 months.

    Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	December 31, 2020	December 31, 2019
Israeli Shekel (ILS)	$436.5	$712.7
European Euro (EUR)	312.6	157.6
United States Dollar (USD)	101.5	92.4
British Pound (GBP)	92.3	86.9
Danish Krone (DKK)	65.2	51.7
Chinese Yuan (CNY)	49.1	20.9
Swedish Krona (SEK)	41.2	42.0
Canadian Dollar (CAD)	36.8	41.3
Polish Zloty (PLZ)	21.8	21.5
Mexican Peso (MPX)	15.6	9.7
Australian Dollar (AUD)	11.3	1.2
Switzerland Franc (CHF)	8.2	4.1
Norwegian Krone (NOK)	7.9	6.6
Romanian New Leu (RON)	3.6	2.3
Other	6.2	6.3
Total	$1,209.8	$1,257.2

Effects of Derivatives on the Financial Statements

    The below tables indicate the effects of all derivative instruments on the Consolidated Financial Statements. All amounts exclude income tax effects.

    The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
		Year Ended
	Balance Sheet Location	December 31, 2020	December 31, 2019
Designated derivatives
Foreign currency forward contracts	Prepaid expenses and other current assets	$13.2	$1.0
Foreign currency forward contracts	Other non-current assets	0.5	—
Cross-currency swap	Other non-current assets	6.3	26.3
Total designated derivatives		$20.0	$27.3
Non-designated derivatives
Foreign currency forward contracts	Prepaid expenses and other current assets	$7.8	$3.3

Perrigo Company plc - Item 8
Note 9

		Liability Derivatives
		Fair Value
		Year Ended
	Balance Sheet Location	December 31, 2020	December 31, 2019
Designated derivatives
Foreign currency forward contracts	Other accrued liabilities	$5.8	$4.7
Non-designated derivatives
Foreign currency forward contracts	Other accrued liabilities	$2.4	$3.7

    The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

	Year Ended
	December 31, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(1.8)	Interest expense, net	—
Foreign currency forward contracts	7.3	Net sales	0.2	Net sales	0.1
		Cost of sales	2.9	Cost of sales	1.1
				Other (income) expense, net	0.5
	$7.3		$1.2		$1.7
Net investment hedges
Cross-currency swap	$(20.0)			Interest expense, net	$6.6
Foreign currency forward contract	(11.2)			Interest expense, net	(0.1)
	$(31.2)				$6.5

    (1) Net loss of $6.4 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

Perrigo Company plc - Item 8
Note 9

	Year Ended
	December 31, 2019
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

    The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Year Ended
Non-Designated Derivatives	Income Statement Location	December 31, 2020	December 31, 2019	December 31, 2018
Foreign currency forward contracts	Other (income) expense, net	$(10.0)	$(25.4)	$7.6
	Interest expense, net	6.2	1.8	(1.0)
		$(3.8)	$(23.6)	$6.6

Perrigo Company plc - Item 8
Note 9

    The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Year Ended
	December 31, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$5,063.3	$3,248.1	$131.2	$17.2

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.2	$2.9	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$1.1	$—	$0.5
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.8)	$—

	Year Ended
	December 31, 2019
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,837.4	$3,064.1	$121.7	$(66.0)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$2.5	$0.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(2.1)	$(1.5)	$—	$—
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.8)	$—

Perrigo Company plc - Item 8
Note 10

NOTE 10 - LEASES

    The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	December 31, 2020	December 31, 2019
Operating	Operating lease assets	$186.0	$129.9
Finance	Other non-current assets	31.0	27.6
Total		$217.0	$157.5

Liabilities	Balance Sheet Location	December 31, 2020	December 31, 2019
Current
Operating	Other accrued liabilities	$34.0	$32.0
Finance	Current indebtedness	7.2	3.4
Non-Current
Operating	Other non-current liabilities	159.3	101.7
Finance	Long-term debt, less current portion	20.8	21.1
Total		$221.3	$158.2

The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets				Liabilities
	Operating		Financing		Operating		Financing
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
CSCA	$22.8	$22.4	$16.7	$16.8	$23.2	$22.8	$17.0	$16.6
CSCI	34.4	41.6	5.9	5.8	35.2	42.4	2.5	2.9
RX	84.4	35.1	1.2	0.8	85.1	36.3	1.1	0.8
Unallocated	44.4	30.8	7.2	4.2	49.8	32.2	7.4	4.2
Total	$186.0	$129.9	$31.0	$27.6	$193.3	$133.7	$28.0	$24.5

Lease expense was as follows (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Operating leases(1)	$43.4	$43.7

Finance leases
Amortization	$4.8	$3.2
Interest	0.8	0.6
Total finance leases	$5.6	$3.8

            (1) Includes short-term leases and variable lease costs, which are immaterial.

    Total operating lease expense for the year ended December 31, 2018 was $51.2 million.

Perrigo Company plc - Item 8
Note 10

    The annual future maturities of our leases as of December 31, 2020 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2021	$40.0	$7.8	$47.8
2022	31.3	5.0	36.3
2023	23.2	3.1	26.3
2024	19.9	1.7	21.6
2025	17.9	1.5	19.4
After 2025	92.0	13.2	105.2
Total lease payments	224.3	32.3	256.6
Less: Interest	31.0	4.3	35.3
Present value of lease liabilities	$193.3	$28.0	$221.3
`

    Our weighted average lease terms and discount rates are as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	10.00	6.56
Finance leases	8.56	10.33
Weighted-average discount rate
Operating leases	3.24%	4.11%
Finance leases	3.05%	3.47%

    Our lease cash flow classifications are as follows (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$41.9	$43.9
Operating cash flows for finance leases	$0.8	$0.6
Financing cash flows for finance leases	$4.4	$3.0

Leased assets obtained in exchange for new finance lease liabilities	$7.6	$20.2
Leased assets obtained in exchange for new operating lease liabilities	$86.9	$10.3

Perrigo Company plc - Item 8
Note 11

NOTE 11 - INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

			Year Ended
			December 31, 2020	December 31, 2019
Term loan
	2019 Term loan due August 15, 2022		$600.0	$600.0

Notes and bonds
	Coupon	Due
	3.500%	March 15, 2021(4)	$—	$280.4
	3.500%	December 15, 2021(1)	—	309.6
*	5.105%	July 28, 2023(3)	164.9	151.4
	4.000%	November 15, 2023(2)	215.6	215.6
	3.900%	December 15, 2024(1)	700.0	700.0
	4.375%	March 15, 2026(4)	700.0	700.0
	3.150%	June 15, 2030(5)	750.0	—
	5.300%	November 15, 2043(2)	90.5	90.5
	4.900%	December 15, 2044(1)	303.9	303.9
	Total notes and bonds		2,924.9	2,751.4
Other financing			58.6	24.6
Unamortized premium (discount), net			(0.3)	7.3
Deferred financing fees			(17.1)	(14.1)
Total borrowings outstanding			3,566.1	3,369.2
	Current indebtedness		(37.8)	(3.4)
Total long-term debt less current portion			$3,528.3	$3,365.8

(1)    Discussed below collectively as the "2014 Notes"
(2)    Discussed below collectively as the "2013 Notes"
(3)    Debt assumed from Omega
(4)    Discussed below collectively as the "2016 Notes"
(5)    Discussed below as the "2020 Notes"

*    Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

    We are in compliance with all covenants under our debt agreements as of December 31, 2020.

Revolving Credit Agreements

    On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of December 31, 2020 or December 31, 2019.

Perrigo Company plc - Item 8
Note 11

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

Notes and Bonds

2020 Notes and Notes Redemption

On June 19, 2020, Perrigo Finance Unlimited Company ("Perrigo Finance"), a public unlimited company incorporated under the laws of Ireland and an indirect wholly-owned finance subsidiary of Perrigo whose primary purpose is to finance the business and operations of Perrigo and its affiliates, issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the “2020 Notes") and received net proceeds of $737.1 million after fees and market discount. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2020 Notes will mature on June 15, 2030. The 2020 Notes are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and no other subsidiary of Perrigo guarantees the 2020 Notes. There are no restrictions under the 2020 Notes on Perrigo's ability to obtain funds from its subsidiaries. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture.

On July 6, 2020, the proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021. The balance will be used for general corporate purposes which may include the repayment or redemption of additional indebtedness. As a result of the early redemption of the $280.4 million of 3.500% Senior Notes and $309.6 million of 3.500% Senior Notes, during the year ended December 31, 2020, we recorded a loss of $20.0 million in Loss on extinguishment of debt on the Consolidated Statements of Operations, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts.

2016 Notes

    On March 7, 2016, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 and $700.0 million in aggregate principal amount of 4.375% senior notes due 2026 (together, the "2016 Notes") and received net proceeds of $1.2 billion after fees and market discount. Interest on the 2016 Notes is payable semi-annually in arrears in March and September of each year, beginning in September 2016. The 2016 Notes are governed by a base indenture and a second supplemental indenture (collectively, the "2016 Indenture"). The 2016 Notes are fully and unconditionally guaranteed on a senior basis by Perrigo, and no other subsidiary of Perrigo guarantees the 2016 Notes. The proceeds were used to repay our revolving credit agreement entered into in December 2014 and amounts borrowed under a $750.0 million revolving credit agreement Perrigo Finance had entered into in December 2015. There are no restrictions under the 2016 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2016 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2016 Indenture. During the year ended December 31, 2017, we repaid $219.6 million of the 3.500% senior notes due 2021. On July 6, 2020, we repaid the remaining $280.4 million of 3.500% senior notes due 2021, as discussed above under the heading 2020 Notes and Notes Redemption.

Notes and Bonds Assumed from Omega

    In connection with the Omega acquisition, on March 30, 2015, the remaining assumed debt includes €135.0 million ($147.0 million) in aggregate principal amount of 5.105% senior notes due 2023 (the "2023 Notes")

Perrigo Company plc - Item 8
Note 11

    The fair value of the 2023 Notes and Retail Bonds exceeded par value by €93.6 million ($101.9 million) on the date of the Omega acquisition. As a result, a fair value adjustment was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. The adjustment does not affect cash interest payments.

Also in connection with the Omega acquisition, we assumed a 5.000% retail bond due in 2019 in the amount of €120.0 million ($130.7 million), which was repaid in full on May 23, 2019.

2014 Notes

    On December 2, 2014, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 (the "2021 Notes”), $700.0 million in aggregate principal amount of 3.900% senior notes due 2024 (the “2024 Notes”), and $400.0 million in aggregate principal amount of 4.900% senior notes due 2044 (the “2044 Notes” and, together with the 2021 Notes and the 2024 Notes, the “2014 Notes”) and received net proceeds of $1.6 billion after fees and market discount. Interest on the 2014 Notes is payable semi-annually in arrears in June and December of each year, beginning in June 2015. The 2014 Notes are governed by a base indenture and a first supplemental indenture (collectively, the "2014 Indenture"). The 2014 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo, and no other subsidiary of Perrigo guarantees the 2014 Notes. There are no restrictions under the 2014 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2014 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2014 Indenture. During the year ended December 31, 2017, we repaid $96.1 million of the 4.900% senior notes due 2044 and $190.4 million of the 3.500% senior notes due 2021. On July 6, 2020, we repaid the remaining $309.6 million of the 3.500% notes due 2021, as discussed above under the heading 2020 Notes and Notes Redemption.

2013 Notes

    On November 8, 2013, Perrigo Company issued $500.0 million aggregate principal amount of its 1.300% senior notes due 2016 (the "1.300% 2016 Notes"), $600.0 million aggregate principal amount of its 2.300% senior notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.000% senior notes due 2023 (the "4.000% 2023 Notes") and $400.0 million aggregate principal amount of its 5.300% senior notes due 2043 (the "2043 Notes" and, together with the 1.300% 2016 Notes, the 2018 Notes and the 4.000% 2023 Notes, the "2013 Notes") in a private placement with registration rights. We received net proceeds of $2.3 billion from the issuance of the 2013 Notes after fees and market discount. On September 29, 2016, we repaid all $500.0 million of the 1.300% 2016 Notes outstanding. During the year ended December 31, 2017, we made the following debt repayments: all $600.0 million of the 2018 Notes, $584.4 million of the 4.000% 2023 Notes, and $309.5 million of the 2043 Notes.

    Interest on the 2013 Notes is payable semi-annually in arrears in May and November of each year, beginning in May 2014. The 2013 Notes are governed by a base indenture and a first supplemental indenture (collectively, the "2013 Indenture"). The 2013 Notes are our unsecured and unsubordinated obligations, ranking equally in right of payment to all of our existing and future unsecured and unsubordinated indebtedness. The 2013 Notes are not entitled to mandatory redemption or sinking fund payments. We may redeem the 2013 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2013 Indenture. The 2013 Notes were guaranteed on an unsubordinated, unsecured basis by the same entities that guaranteed our then-outstanding credit agreement until November 21, 2014, at which time the 2013 Indenture was amended to remove all guarantors.

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

Other Financing

    We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of December 31, 2020 and December 31, 2019.

Perrigo Company plc - Item 8
Note 11

On June 17, 2020, we incurred debt of $34.3 million related to our equity method investment in Kazmira pursuant to two promissory notes, with $3.7 million, $5.8 million and $24.8 million to be settled in November 2020, May 2021 and November 2021, respectively (refer to Note 8). On December 8, 2020, we repaid the $3.7 million balance due on the November 2020 portion of the Promissory Notes.

    We have financing leases that are reported in the above table under "Other financing" (refer to Note 10).

Future Maturities

    The annual future maturities of our short-term and long-term debt, including capitalized leases, are as follows (in millions):

Payment Due	Amount
2021	$37.9
2022	604.2
2023	384.7
2024	704.2
2025	4.2
Thereafter	1,848.3

NOTE 12 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

    A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Numerator:
Net income (loss)	$(162.6)	$146.1	$131.0

Denominator:
Weighted average shares outstanding for basic EPS	136.1	136.0	137.8
Dilutive effect of share-based awards*	—	0.5	0.5
Weighted average shares outstanding for diluted EPS	136.1	136.5	138.3

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	1.5	1.4
* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

    Our common stock consists of ordinary shares of Perrigo Company plc, a public limited company incorporated under the laws of Ireland.

    We trade our ordinary shares on the New York Stock Exchange under the symbol PRGO. Our ordinary shares are also traded on the Tel Aviv Stock Exchange.

Perrigo Company plc - Item 8
Note 12

Dividends

    We paid dividends as follows:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Dividends paid (in millions)	$123.9	$112.4	$104.9
Dividends paid (per share)	$0.90	$0.82	$0.76

    The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Share Repurchases

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion (the "2015 Authorization"). Following the expiration of the 2015 Authorization in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). During the year ended December 31, 2020, we repurchased 3.4 million ordinary shares at an average purchase price of $48.28 per share for a total of $164.2 million under the 2018 Authorization. We did not repurchase any shares during the year ended December 31, 2019. During the year ended December 31, 2018, we repurchased 5.1 million ordinary shares at an average repurchase price of $77.93 per share, for a total of $400.0 million, which were repurchased under the 2015 Authorization.

NOTE 13 - SHARE-BASED COMPENSATION PLANS

    All share-based compensation for employees and directors is granted under the 2019 Long-Term Incentive Plan, as amended (the "Plan"). The Plan has been approved by our shareholders and provides for the granting of awards to our employees and directors. The purpose of the Plan is to attract and retain individuals of exceptional talent and encourage these individuals to acquire a vested interest in our success and prosperity. The awards that may be granted under this program include non-qualified stock options, restricted stock, restricted share units, and performance share units based on relative total shareholder return ("RTSR"). Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan. RTSR performance share units are subject to a market condition. Awards granted under the Plan vest and may be exercised and/or sold from one year to ten years after the date of grant based on a vesting schedule. As of December 31, 2020, there were 4.0 million shares available to be granted.

    Share-based compensation expense was as follows (in millions):

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$58.5	$52.2	$37.7

    As of December 31, 2020, unrecognized share-based compensation expense was $55.2 million, and the weighted-average period over which the expense is expected to be recognized was approximately 1.4 years. Proceeds from the exercise of stock options are credited to ordinary shares.

Perrigo Company plc - Item 8
Note 13

Stock Options

    A summary of activity related to stock options is presented below (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	1,534	$91.56
Granted	—	$—
Exercised	(27)	$34.30
Forfeited or expired	(43)	$99.58
Options outstanding at December 31, 2019	1,464	$92.33	5.8	$—
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(120)	$78.21
Options outstanding December 31, 2020	1,344	$93.61	5.2	$—
Options exercisable	1,138	$96.34	4.8	$—
Options expected to vest	200	$78.51	7.1	$—

    The aggregate intrinsic value for options exercised was as follows (in millions):

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$—	$0.5	$1.1

    The weighted-average fair value per share at the grant date for options granted was as follows:

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$—	$—	$24.43

    The fair value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended
December 31, 2018
Dividend yield	0.8%
Volatility, as a percent	31.2%
Risk-free interest rate	2.8%
Expected life in years	5.6

    The valuation model utilizes historical volatility. The risk-free interest rate is based on the yield of U.S. government securities with a maturity date that coincides with the expected term of the option. The expected life in years is estimated based on past exercise behavior of employees.

Perrigo Company plc - Item 8
Note 13

Non-Vested Service-Based Restricted Share Units

    A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested service-based share units outstanding at December 31, 2018	728	$89.47
Granted	818	$47.48
Vested	(269)	$95.09
Forfeited	(66)	$71.03
Non-vested service-based share units outstanding at December 31, 2019	1,211	$60.96	1.4	$62.5
Granted	823	$54.68
Vested	(372)	$69.64
Forfeited	(42)	$59.82
Non-vested service-based share units outstanding at December 31, 2020	1,620	$55.82	1.0	$72.5

    The weighted-average fair value per share at the date of grant for service-based restricted share units granted was as follows:

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$54.68	$47.48	$81.51

    The total fair value of service-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$25.9	$25.6	$24.6

Perrigo Company plc - Item 8
Note 13

Non-Vested Performance-Based Restricted Share Units

    A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Number of Non-vested Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested performance-based share units outstanding at December 31, 2018	442	$86.61
Granted	298	$47.54
Vested	(68)	$116.35
Forfeited	(19)	$72.83
Non-vested performance-based share units outstanding at December 31, 2019	653	$61.44	1.5	$33.7
Granted	291	$55.08
Vested	(184)	$68.89
Forfeited	(9)	$70.60
Non-vested performance-based share units outstanding at December 31, 2020	751	$57.13	1.4	$33.6

    The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The weighted-average fair value per share at the date of grant for performance-based restricted share units granted was as follows:

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$55.08	$47.54	$85.01

    The total fair value of performance-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$12.7	$8.0	$2.4

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

    The assumptions used in estimating the fair value of the RTSR performance share units granted during each year were as follows:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Dividend yield	1.6%	1.6%	0.9%
Volatility, as a percent	40.4%	40.2%	35.3%
Risk-free interest rate	0.6%	1.9%	2.4%
Expected life in years	2.8	2.4	2.8

Perrigo Company plc - Item 8
Note 13

    A summary of activity related to non-vested RTSR performance share units is presented below (units in thousands):

	Number of Non-vested RTSR Performance Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years*	Aggregate Intrinsic Value
Non-vested RTSR performance share units outstanding at December 31, 2018	62	$78.35
Granted	80	$55.61
Vested	—	$—
Forfeited	—	$—
Non-vested RTSR performance share units outstanding at December 31, 2019	142	$63.02	1.5	$7.3
Granted	58	$67.72
Vested	(24)	$62.73
Forfeited	—	$—
Non-vested RTSR performance share units outstanding at December 31, 2020	176	$65.04	1.5	$7.9

* Midpoint used in calculation.

    The weighted-average fair value per share at the date of grant for RTSR performance share units granted was as follows:

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$67.72	$55.61	$101.13

The total fair value of RTSR performance share units that vested was as follows (in millions):

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$1.5	$—	$—

Perrigo Company plc - Item 8
Note 14

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    Changes in our Accumulated Other Comprehensive Income (loss) ("AOCI") balances, net of tax, were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments (1)	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2018	$(15.5)	$104.5	$(4.4)	$84.6
OCI before reclassifications	26.8	28.4	4.9	60.1
Amounts reclassified from AOCI	1.4	—	(6.7)	(5.3)
Other comprehensive income (loss)	28.2	28.4	(1.8)	54.8
Balance at December 31, 2019	12.7	132.9	(6.2)	139.4
OCI before reclassifications	(12.2)	228.0	1.8	217.6
Amounts reclassified from AOCI	(1.2)	46.4	(7.2)	38.0
Other comprehensive income (loss)	(13.4)	274.4	(5.4)	255.6
Balance at December 31, 2020	$(0.7)	$407.3	$(11.6)	$395.0

(1) Refer to the description in Note 3 of the Rosemont Pharmaceuticals business divestiture for information regarding amounts reclassified from AOCI.

NOTE 15 - INCOME TAXES

    Pre-tax income (loss) and the (benefit) provision for income taxes from continuing operations are summarized as follows (in millions):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Pre-tax income (loss):
Ireland	$(411.8)	$(300.3)	$(109.0)
United States	147.3	(291.9)	(428.6)
Other foreign	115.1	763.2	828.2
Total pre-tax income (loss)	(149.4)	171.0	290.6

Current provision (benefit) for income taxes:
Ireland	2.7	(2.2)	22.7
United States	17.6	51.0	66.4
Other foreign	47.4	16.1	75.1
Subtotal	67.7	64.9	164.2
Deferred provision (benefit) for income taxes:
Ireland	(0.1)	—	(13.9)
United States	(52.3)	(30.2)	7.3
Other foreign	(2.1)	(9.8)	2.0
Subtotal	(54.5)	(40.0)	(4.6)
Total provision for income taxes	$13.2	$24.9	$159.6

Perrigo Company plc - Item 8
Note 15

    A reconciliation of the provision based on the Irish statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Provision at statutory rate	12.5%	12.5%	12.5%
Foreign rate differential	14.9	3.1	(7.1)
State income taxes, net of federal benefit	(6.2)	2.7	3.0
Provision to return	(1.2)	0.8	(1.0)
Tax credits	8.8	(2.7)	(1.3)
Change in tax law	(1.8)	(1.1)	(6.2)
Change in valuation allowance	52.0	(29.1)	51.0
Change in unrecognized taxes	(28.8)	(4.7)	13.8
Permanent differences	(70.7)	31.2	(14.1)
Legal entity restructuring	21.1	—	—
Taxes on unremitted earnings	(8.8)	3.6	3.9
Other	(0.6)	(1.7)	0.4
Effective income tax rate	(8.8)%	14.6%	54.9%

    Pursuant to changes made by the U.S. Tax Cuts and Jobs Act ("U.S. Tax Act"), remittances from subsidiaries held by Perrigo Company U.S. made in 2018 and future years are generally not subject to U.S. federal income tax. These remittances are either excluded from U.S. taxable income as earnings that were already subject to taxation or qualify for a 100% dividends received deduction. We are indefinitely reinvested in historic U.S. earnings beyond those previously taxed in the U.S. and other unremitted earnings of our foreign subsidiaries, excluding Israel. Due to the complexity of the legal entity structure and the complexity of the tax laws in various jurisdictions, we believe it is not practicable to estimate the additional income taxes that may be payable on the remittance of such undistributed earnings.

Perrigo Company plc - Item 8
Note 15

    Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) were as follows (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Deferred income tax asset (liability):
Depreciation and amortization	$(393.7)	$(366.7)
Investment in partnership	—	(38.1)
Right of use assets	(44.3)	(30.5)
Unremitted earnings	(42.0)	(29.0)
Inventory basis differences	27.7	32.7
Accrued liabilities	81.4	91.3
Lease obligations	45.3	30.5
Share-based compensation	24.5	23.2
Federal benefit of unrecognized tax positions	23.5	20.7
Loss and credit carryforwards	390.1	373.3
R&D credit carryforwards	48.4	54.1
Interest carryforwards	17.9	60.5
Other, net	0.9	4.1
Subtotal	$179.7	$226.1
Valuation allowance (1)	(414.8)	(501.3)
Net deferred income tax liability	$(235.1)	$(275.2)

(1) The movement in the valuation allowance balance differs from the amount in the effective tax rate reconciliation due to adjustments affecting balance sheet only items and foreign currency.

    The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Assets	$44.2	$5.4
Liabilities	(279.3)	(280.6)
Net deferred income tax liability	$(235.1)	$(275.2)

The change in valuation allowance reducing deferred taxes was (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Balance at beginning of period	$501.3	$557.9
Change in assessment (1)	(50.3)	(8.3)
Current year operations, foreign currency and other	(36.2)	(48.3)
Balance at end of period	$414.8	$501.3
(1) Includes release of $51.5 million of valuation allowance against U.S. deferred tax assets in 2020.

    We have U.S. federal and state credit carryforwards and U.S. R&D credit carryforwards of $62.0 million as well as U.S. federal and state net operating loss carryforwards and non-U.S. net operating loss carryforwards of $368.6 million, which will expire at various times through 2040. The remaining U.S. and non-US credit carryforwards of $9.0 million, U.S. federal and non-US loss carryforwards of $1,317.5 million, and U.S. interest carryforwards of $78.1 million have no expiration.

Perrigo Company plc - Item 8
Note 15

    For the year ended December 31, 2020 we recorded a net decrease in valuation allowances of $86.5 million, comprised primarily of a release of the U.S. valuation allowance against certain deferred tax assets and a decrease in the U.S. valuation allowance due to the CARES Act. Valuation allowances are determined based on management's assessment of its deferred tax assets that are more likely than not to be realized.

We recorded a valuation allowance against all U.S. deferred tax assets as of December 31, 2016 and continued to maintain this valuation allowance through December 31, 2019. Given our current earnings and anticipated future earnings, we believe there was sufficient positive evidence as of December 31, 2020 to release a portion of the valuation allowance against our U.S. deferred tax assets. The release resulted in the recognition of $51.5 million of U.S. deferred tax assets.

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

Unrecognized Tax Benefits
Balance at December 31, 2018	$377.1
Additions:
Positions related to the current year	8.2
Positions related to prior years	3.1
Reductions:
Settlements with taxing authorities	(3.0)
Lapse of statutes of limitation	(23.5)
Decrease in prior year positions	(12.1)
Cumulative translation adjustment	0.7
Balance at December 31, 2019	350.5
Additions:
Positions related to the current year	18.2
Positions related to prior years	28.9
Reductions:
Lapse of statutes of limitation	(2.2)
Decrease in prior year positions	(1.0)
Cumulative translation adjustment	1.6
Balance at December 31, 2020	$396.0

    We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $108.9 million, $98.1 million, and $86.8 million as of December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

    If recognized, of the total liability for uncertain tax positions, $250.2 million, $204.6 million, and $203.7 million as of December 31, 2020, December 31, 2019, and December 31, 2018, respectively, would impact the effective tax rate in future periods.

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

Perrigo Company plc - Item 8
Note 15

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

    We are engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the heartburn medication omeprazole. On August 27, 2014, we received a statutory notice of deficiency from the IRS relating to our fiscal tax years ended June 27, 2009, and June 26, 2010 (the “2009 tax year” and “2010 tax year”, respectively). On April 20, 2017, we received a statutory notice of deficiency from the IRS for the years ended June 25, 2011 and June 30, 2012 (the “2011 tax year” and “2012 tax year”, respectively). Specifically, both statutory notices proposed adjustments related to the offshore reporting of profits on sales of omeprazole in the United States resulting from the assignment of an omeprazole distribution contract to an affiliate. In addition to the transfer pricing adjustments, which applied to all four tax years, the statutory notice of deficiency for the 2011 and 2012 tax years included adjustments for the capitalization and amortization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits related to Abbreviated New Drug Applications (“ANDAs”).

We do not agree with the audit adjustments proposed by the IRS in either of the notices of deficiency. We paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and timely filed claims for refund on June 11, 2015 for the 2009 and 2010 tax years, and on June 7, 2017, for the 2011 and 2012 tax years. On August 15, 2017, following disallowance of such refund claims, we timely filed a complaint in the United States District Court for the Western District of Michigan seeking refunds of tax, interest, and penalties of $27.5 million for the 2009 tax year, $41.8 million for the 2010 tax year, $40.1 million for the 2011 tax year, and $24.7 million for the 2012 tax year, for a total of $134.1 million, plus statutory interest thereon from the dates of payment. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017.

The previously scheduled trial date has been continued to May 25, 2021 for the refund case. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo Company, our U.S. subsidiary ("Perrigo U.S.") should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing, and the IRS will likely carry forward the adjustments set forth therein as long as the drug is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue.

On January 13, 2021, the IRS issued a 30-day letter with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The IRS letter proposed, among other modifications, transfer pricing adjustments regarding our profits from the distribution of omeprazole in such years in the aggregate amount of $141.6 million. We timely filed a protest to the 30-day letter noting that due to the pending litigation described above, IRS Appeals will not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not sustained, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, an adverse ruling on the omeprazole issue could have a material impact on subsequent periods, with additional tax liability in the range of $24.0 million to $112.0 million, not including interest and any applicable penalties.

Perrigo Company plc - Item 8
Note 15

The 30-day letter also proposed to reduce Perrigo Company’s deductible interest expense for fiscal tax years ended June 28, 2014 (the "2014 tax year") and June 27, 2015 (the "2015 tax year") on $7.5 billion in debts owed by it to Perrigo Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. On May 7, 2020, the IRS issued a NOPA capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum), on the stated ground that the loans were not negotiated on an arms’-length basis. The NOPA proposes a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a Revenue Agent Report ("RAR") together with the 30-day letter requiring our filing of a written Protest to request IRS Appeals consideration. The Protest was filed with the IRS on February 26, 2021. If the IRS were to prevail in its proposed adjustment, we estimate an increase in tax expense of approximately $170.0 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the fiscal years ended December 31, 2015 through December 31, 2018 with potential section 163(j) carryover impacts beyond December 2018. If those further adjustments were sustained, based on preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense will not exceed $200.0 million, excluding interest and penalties. No further adjustments beyond this period are expected. We strongly disagree with the IRS position and we will pursue all available administrative and judicial remedies necessary. At this stage, we are unable to estimate any additional liability, if any, associated with this matter.

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

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

    On December 22, 2016, we received a NOPA from the IRS regarding the deductibility of litigation costs related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. We strongly disagree with the IRS’s position asserted in the NOPA and are contesting it. We amended our request for Competent Authority Assistance and this amendment was accepted and is under review.

Irish Revenue Audit of Fiscal Years Ended December 31, 2012 and December 31, 2013

    On October 30, 2018, we received an audit finding letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the years ended December 31, 2012 and December 31, 2013. The audit finding letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and other assets related to Tysabri® to Biogen Idec by Elan Pharma. The consideration paid by Biogen to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Irish Revenue issued a Notice of Amended Assessment (“NoA”) on November 29, 2018 which assesses an Irish corporation tax liability against Elan Pharma in the amount of €1,636 million, not including interest or any applicable penalties.

    We strongly disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We will pursue all available administrative and judicial avenues as may be necessary or appropriate. In connection with that, we filed an appeal of the NoA on December 27, 2018 with the Irish Tax Appeals Commission ("TAC") which is the statutory body charged with considering whether the NoA is properly founded as a matter of Irish tax law. Separately, we were also granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue.

    On November 4, 2020, the High Court ruled that the Irish Revenue's decision to issue the NoA did not violate Elan Pharma's constitutional rights and legitimate expectations as a taxpayer. The Irish High Court did not rule on the merits of the NoA under Irish tax law. The TAC will now consider whether the NoA is correct as a matter

Perrigo Company plc - Item 8
Note 15

of Irish tax law. Elan Pharma will vigorously pursue its tax appeal before the TAC. The tax appeal is scheduled to be heard in November 2021.

    No payment will be required unless the appeal pending before the Tax Appeals Commission is finally determined against Elan Pharma.

Israel Tax Authority Audit of Fiscal Year Ended June 27, 2015 and Calendar Years Ended December 31, 2015 through December 31, 2017

    The Israel Tax Authority audited our fiscal year ended June 27, 2015, and calendar years ended December 31, 2015, December 31, 2016 and December 31, 2017. On December 29, 2020, we received a Stage A assessment from the Israeli Tax Authority for the tax years ended December 31, 2015 through December 31, 2017 in the amount of $63.8 million relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. We have been granted an extension of time, to March 28, 2021, to file a protest to the assessment to move the matter to Stage B of the assessment process. We strongly disagree with the assessment and will pursue all available administrative and judicial remedies necessary.

    Although we believe our tax estimates are reasonable and we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit and any related litigation could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

    Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of December 31, 2020. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

Recent Tax Law Changes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("U.S. Tax Act"). The U.S. Tax Act includes a number of significant changes to the existing U.S. tax laws that impact us. These changes include a corporate income tax rate reduction from 35% to 21% and the elimination or reduction of certain U.S. deductions and credits including limitations on the U.S. deductibility of interest expense and executive compensation. The U.S. Tax Act also transitions the U.S. taxation of international earnings from a worldwide system to a modified territorial system. These changes were effective beginning in 2018. The U.S. Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated U.S. owned foreign corporations’ previously untaxed foreign earnings (“Transition Toll Tax”). We paid our full Transition Toll Tax liability as of December 31, 2018.

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

Perrigo Company plc - Item 8
Note 15

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

On March 27, 2020, the U.S. enacted the CARES Act. The CARES Act allowed for an increased interest expense limitation and depreciation deductions resulting in a reduction of income tax expense of approximately $36.6 million for tax years 2019 and 2020. Additionally, Treasury and the IRS issued Proposed and Final Regulations in 2020 regarding interest expense limitations under Section 163(j). These regulations adjust the definition of interest expense and items allowable in adjusted taxable income to calculate the annual interest deduction limitation. Perrigo has applied the updated regulations resulting in a reduction of income tax expense of approximately $8.9 million during 2020.

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

NOTE 16 - POST-EMPLOYMENT PLANS

On December 31, 2020, we adopted ASU 2018-14: Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU remove the disclosure of amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. Additionally, Subtopic 715-20 adds disclosure requirements to explain the reasons for significant gains and losses related to changes in the benefit obligation for the period.

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

    We assumed a number of defined contribution plans associated with the Omega acquisition and we pay contributions to the pension insurance plans.

    Our contributions to all of the plans were as follows (in millions):

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$27.3	$26.6	$25.2

Pension and Post-Retirement Healthcare Benefit Plans

We have a number of defined benefit plans for employees based primarily in Ireland, the Netherlands, Belgium, Germany, Switzerland, Greece and France.

Perrigo Company plc - Item 8
Note 16

        Our defined benefit pension plans are managed externally and the related pension costs and liabilities are assessed at least annually in accordance with the advice of a qualified professional actuary. We used a December 31, 2020 measurement date and all plan assets and liabilities are reported as of that date.

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

The change in the projected benefit obligation and plan assets consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Projected benefit obligation at beginning of period	$186.9	$168.6	$3.7	$5.6
Curtailment	—	(2.5)	—	—
Service costs	2.7	2.5	—	0.6
Interest cost	2.8	3.8	0.1	0.2
Actuarial loss (gain)	7.0	22.7	(0.2)	0.3
Amendments	—	—	—	(2.9)
Contributions paid	0.2	0.3	—	—
Benefits paid	(2.3)	(1.6)	(0.1)	(0.1)
Settlements	—	(3.8)	—	—
Foreign currency translation	17.0	(3.1)	—	—
Projected benefit obligation at end of period	$214.3	$186.9	$3.5	$3.7
Fair value of plan assets at beginning of period	165.4	151.9	—	—
Actual return on plan assets	8.3	19.8	—	—
Benefits paid	(2.3)	(1.6)	(0.1)	(0.1)
Settlements	—	(3.8)	—	—
Employer contributions	2.3	2.0	0.1	0.1
Contributions paid	0.2	0.3	—	—
Foreign currency translation	15.2	(3.2)	—	—
Fair value of plan assets at end of period	$189.1	$165.4	$—	$—
Unfunded status	$(25.2)	$(21.5)	$(3.5)	$(3.7)

Presented as:
Other non-current assets	$17.9	$15.8	$—	$—
Other non-current liabilities	$(43.1)	$(37.3)	$—	$—

Perrigo Company plc - Item 8
Note 16

The total accumulated benefit obligation for the defined benefit pension plans was $207.5 million and $180.8 million at December 31, 2020 and December 31, 2019 respectively.

The following information relates to pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Accumulated benefit obligation	$107.4	$93.7
Fair value of plan assets	$71.1	$62.1

The following information relates to pension plans with a projected benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Projected benefit obligation	$114.2	$99.4
Fair value of plan assets	$71.1	$62.1

The following unrecognized actual gain for the other benefits liability was included in OCI, net of tax (in millions):

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$0.2	$2.6	$1.3

The unamortized net actuarial loss (gain) in AOCI net of tax for defined benefit pension and other benefits was as follows (in millions):

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
$11.6	$6.2	$4.4

    The total estimated credit amount to be recognized from AOCI into net periodic cost during the next year is $1.0 million.

At December 31, 2020, the total estimated future benefit payments to be paid by the plans for the next five years is approximately $14.7 million for pension benefits and $0.8 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
2021	$2.1	$0.1
2022	2.6	0.1
2023	2.6	0.2
2024	3.5	0.2
2025	3.9	0.2
Thereafter	27.4	1.1

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2020, including the expected future employee service. We expect to contribute $2.4 million to the defined benefit plans within the next year.

Perrigo Company plc - Item 8
Note 16

Net periodic pension cost consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2020	December 31, 2019	December 31, 2018
Service cost	$2.7	$2.5	$3.0	$—	$0.6	$0.6
Interest cost	2.8	3.8	3.8	0.1	0.2	0.2
Expected return on assets	(4.9)	(4.9)	(5.3)	—	—	—
Settlement	—	0.9	—	—	—	—
Curtailment	—	(2.5)	(1.2)	—	—	—
Net actuarial loss/(gain)	0.9	0.8	0.6	(3.2)	(0.3)	(0.1)
Net periodic pension cost/(gain)	$1.5	$0.6	$0.9	$(3.1)	$0.5	$0.7

    The components of the net periodic pension cost, other than the service cost component, are included in the line item Other (income) expense, net in the Consolidated Statement of Operations.

The decrease in the discount rate from 1.06% to 0.95% has increased the liability. This decrease of 0.11% versus the discount rate used at December 31, 2019 is primarily attributable to the reduction in bond yields across the Euro zone.

    The weighted-average assumptions used to determine net periodic pension cost and benefit obligation were:

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2020	December 31, 2019	December 31, 2018
Discount rate	0.95%	1.06%	2.04%	3.14%	4.25%	3.59%
Inflation	1.33%	1.18%	1.45%
Expected return on assets	1.76%	2.54%	2.94%
Interest crediting rates	0.59%	0.83%	1.41%

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high quality corporate bonds, with regards to the duration of the plan's liabilities.

As of December 31, 2020, the expected weighted-average long-term rate of return on assets of 1.8% was calculated based on the assumptions of the following returns for each asset class:

Equities	5.0%
Bonds	1.7%
Absolute return fund	4.0%
Insurance contracts	1.6%
Other	0.9%

    The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

    Certain of our plans have target asset allocation ranges. As of December 31, 2020, these ranges were as follows:

Equities	20%-30%
Bonds	40%-50%
Absolute return	20%-30%

Perrigo Company plc - Item 8
Note 16

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

The following table sets forth the fair value of the pension plan assets (in millions):

	Year Ended
	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equities	$—	$42.8	$—	$42.8	$0.1	$24.5	$—	$24.6
Bonds	1.2	43.0	—	44.2	1.1	32.7	—	33.8
Insurance contracts	—	—	64.2	64.2	—	—	56.1	56.1
Absolute return fund	—	30.8	—	30.8	—	44.9	—	44.9
Other	—	7.1	—	7.1	—	6.0	—	6.0
Total	$1.2	$123.7	$64.2	$189.1	$1.2	$108.1	$56.1	$165.4

    The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Assets at beginning of year	$56.1	$49.9
Actual return on plan assets	1.9	8.1
Purchases, sales and settlements, net	1.2	(0.5)
Foreign exchange	5.0	(1.4)
Assets at end of year	$64.2	$56.1

    The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

Deferred Compensation Plans

    We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $37.3 million and $34.4 million at December 31, 2020 and December 31, 2019, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $34.2 million and $31.3 million at December 31, 2020 and December 31, 2019, respectively, was recorded in Other non-current liabilities.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

    We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through the year ended December 31, 2040. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. The annual future maturities of our leases as of December 31, 2020 was $221.3 million (refer to Note 10).

Perrigo Company plc - Item 8
Note 17

    Rent expense under all leases was $48.2 million, $48.8 million, and $51.2 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

    At December 31, 2020, we had non-cancelable purchase obligations totaling $1.2 billion consisting of contractual commitments to purchase materials and services to support operations. The majority of the obligations are expected to be paid within one year.

    In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of December 31, 2020, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits

    Perrigo is a defendant in several cases in the generic pricing multidistrict litigation MDL No. 2724 (United States District Court for Eastern District of Pennsylvania). This multidistrict litigation, which has many cases that do not include Perrigo, includes class action and opt-out cases for federal and state antitrust claims, as well as complaints filed by certain states alleging violations of state antitrust laws.

    On July 14, 2020, the court issued an order designating the following cases to proceed on a more expedited basis (as a bellwether) than the other cases in MDL No. 2724: (a) the May 2019 state case alleging an overarching conspiracy involving more than 120 products (which does not name Perrigo a defendant) and (b) class actions alleging “single drug” conspiracies involving Clomipramine, Pravastatin, and Clobetasol. Perrigo is a defendant in the Clobetasol cases but not the others. On February 9, 2021, the court entered an order provisionally deciding to remove the May 2019 state case and the pravastatin class cases from the bellwether proceedings. The clobetasol class cases remain part of the bellwether. The order allows additional briefing on these issues and other cases may be added to the bellwether cases.

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

Perrigo Company plc - Item 8
Note 17

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

    In December 2019, both the end payor and indirect reseller class plaintiffs filed a second set of "overarching conspiracy” class actions against Perrigo, dozens of other manufacturers of generic prescription pharmaceuticals, and certain individuals dating back to July 2009 (end payors) or January 2010 (indirect resellers). The direct purchaser plaintiffs filed their second round overarching conspiracy complaint in February 2020 with claims dating back to July 2009. On March 11, 2020, the indirect reseller plaintiffs filed a motion to amend their second round December 2019 complaint, and that motion was granted. On September 4, 2020, and December 15, 2020, the end payor plaintiffs amended their second round complaint. On October 21, 2020, the direct purchaser plaintiffs amended their second round complaint. On December 15, 2020, the indirect reseller plaintiffs filed another complaint adding allegations for additional drugs that mirror the other class plaintiffs’ claims.

    This second set of overarching complaints allege conspiracies relating to the sale of various products that are not at issue in the earlier-filed overarching conspiracy class actions, the majority of which Perrigo neither makes nor sells. The amended indirect reseller complaint alleges that Perrigo conspired in connection with its sales of Betamethasone Dipropionate lotion, Imiquimod cream, Desonide cream and ointment, and Hydrocortisone Valerate cream. The December 2020 indirect reseller complaint alleges that Perrigo conspired in connection with its sales of Adapalene, Ammonium Lactate, Bromocriptine Mesylate, Calcipotriene, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Methazolamide, Mometasone Furoate, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The amended end payor complaint alleges that Perrigo conspired in connection with its sale of the following drugs: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fenofibrate, Fluocinonide, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The amended direct purchaser complaint alleges that Perrigo conspired in connection with its sale of the following drugs: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Ciclopirox, Clindamycin Phosphate, Fenofibrate, Fluocinonide, Halobetasol Proprionate, Hydrocortisone Valerate, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

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

    On August 3, 2018, a large managed care organization filed a complaint alleging price-fixing and customer allocation concerning 17 different products among 27 manufacturers including Perrigo. The only allegations specific to Perrigo concern Clobetasol. Perrigo moved to dismiss this complaint on February 21, 2019. Plaintiff filed a second amended complaint in April 2019 that adds additional products and allegations. The amended allegations that concern Perrigo include: Clobetasol, Desonide, Econazole, and Nystatin. The motion to dismiss was denied on August 15, 2019. The case is proceeding in discovery.

Perrigo Company plc - Item 8
Note 17

The same organization amended a different complaint that it had filed in October 2019, which did not name Perrigo, on December 15, 2020, adding Perrigo as a defendant and asserting new allegations of alleged antitrust violations involving Perrigo and dozens of other generic pharmaceutical manufacturers. The allegations relating to Perrigo concern: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Ciclopirox, Clindamycin Phosphate, Fenofibrate, Fluocinonide, Halobetasol Proprionate, Hydrocortisone Valerate, Imiquimod, Permethrin, Prochlorperazine Maleate, and Triamcinolone Acetonide.

The same organization filed a third complaint on December 15, 2020, naming Perrigo and dozens of other manufacturers alleging antitrust violations concerning generic pharmaceutical drugs. The allegations relating to Perrigo concern: Ammonium Lactate, Calcipotriene Betamethasone Dipropionate, Erythromycin, Fluticasone Propionate, Hydrocortisone Acetate, Methazolamide, Promethazine HCL, and Tacrolimus.

    On January 16, 2019, a health insurance carrier filed a complaint in the U.S. District Court for the District of Minnesota alleging a conspiracy to fix prices of 30 products among 30 defendants. The only allegations specific to Perrigo concerned Clobetasol gel, Desonide, Econazole, Nystatin cream, and Nystatin ointment. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations that concern Perrigo relate to Fluocinonide.

The same health insurance carrier filed a new complaint on December 15, 2020, naming Perrigo and dozens of other manufacturers alleging antitrust violations concerning generic pharmaceutical drugs. The allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

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

    On December 11, 2019, a health care service company filed a complaint against Perrigo and 38 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other multi-district litigation ("MDL") complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin cream/ointment. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fenofibrate, Fluocinonide, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

    On December 16, 2019, a Medicare Advantage claims recovery company filed a complaint against Perrigo and 39 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, and Econazole. The complaint was originally filed in the District of Connecticut but has been consolidated into the MDL. Perrigo has not yet had the opportunity to respond to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Desoximetasone, Erythromycin, Fenofibrate, Fluocinonide, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

Perrigo Company plc - Item 8
Note 17

    On December 23, 2019, several counties in New York filed an amended complaint against Perrigo and 28 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was originally filed in New York State court but was removed to federal court and has been consolidated into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Nystatin, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

    On December 27, 2019, a healthcare management organization filed a complaint against Perrigo and 25 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was filed originally in the Northern District of California but has been consolidated into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fenofibrate, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

    On March 1, 2020, Harris County of Texas filed a complaint against Perrigo and 29 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The products at issue that plaintiffs claim Perrigo manufacturers or sells include: Adapalene, Betamethasone Dipropionate, Ciclopirox, Clindamycin, Clobetasol, Desonide, Econazole, Ethinyl Estradiol/Levonorgestrel, Fenofibrate, Fluocinolone, Fluocinonide, Gentamicin, Glimepiride, Griseofulvin, Halobetasol Propionate, Hydrocortisone Valerate, Ketoconazole, Mupirocin, Nystatin, Olopatadine, Permethrin, Prednisone, Promethazine, Scopolamine, and Triamcinolone Acetonide. The complaint was originally filed in the Southern District of Texas but has been transferred to the MDL. Harris County amended its complaint in May 2020. Perrigo has not yet responded to the complaint, and responses are currently stayed.

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

    On June 9, 2020, a health insurance carrier filed a complaint against Perrigo and 25 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was filed in the Eastern District of Pennsylvania and has been transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluocinonide, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

    On July 9, 2020, a drugstore chain filed a complaint against Perrigo and 39 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. Perrigo is also listed in connection with Fenofibrate. The complaint was filed in the Eastern District of Pennsylvania and will be

Perrigo Company plc - Item 8
Note 17

transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fenofibrate, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

    On August 27, 2020, Suffolk County of New York filed a complaint against Perrigo and 35 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin cream and ointment. The other products at issue that plaintiffs claim Perrigo manufacturers or sells include: Adapalene gel, Albuterol, Benazepril HCTZ, Clotrimazole, Diclofenac Sodium, Fenofibrate, Fluocinonide, Glimepiride, Ketoconazole, Meprobamate, Imiquimod, Triamcinolone Acetonide, Erythromycin/Ethyl Solution, Betamethasone Valerate, Ciclopirox Olamine, Terconazole, Hydrocortisone Valerate, Fluticasone Propionate, Desoximetasone, Clindamycin Phosphate, Halobetasol Propionate, Hydrocortisone Acetate, Promethazine HCL, Mometasone Furoate, and Amiloride HCTZ. The complaint was filed in the Eastern District of New York and has been transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

    On September 4, 2020, a drug wholesaler and distributor filed a complaint against Perrigo and 39 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate (Cal Beta Dip), Ciclopirox, Clindamycin, Clobetasol, Desonide, Econazole, Erythromycin, Fenofibrate, Fluticasone, Halobetasol, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone furoate, Nystatin, Prochlorperazine, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The complaint was filed in the Eastern District of Pennsylvania and will be transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On December 11, 2020, a drugstore chain filed a complaint against Perrigo and 45 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate (Cal Beta Dip), Ciclopirox, Clindamycin Phosphate, Clobetasol, Desonide, Econazole, Erythromycin, Fenofibrate, Fluticasone Propionate, Halobetasol, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Nystatin, Permethrin, Prochlorperazine, Promethazine HCL, Tacrolimus, and Triamcinolone. The complaint was filed in the Eastern District of Pennsylvania and will be transferred into the MDL.

On December 14, 2020, a supermarket chain filed a complaint against Perrigo and 45 other manufacturers (as well as certain individuals) alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on Betamethasone Dipropionate, Bromocriptine Mesylate, Ciclopirox, Clindamycin Phosphate, Clobetasol, Desonide, Econazole, Fenofibrate, Halobetasol, Hydrocortisone Valerate, Nystatin, Permethrin, and Triamcinolone Acetonide. The complaint was filed in the Eastern District of Pennsylvania and will be transferred into the MDL.

On December 15, 2020, a drugstore chain filed a complaint against Perrigo and 45 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The complaint lists 63 drugs that the chain purchased from Perrigo, but the product conspiracies allegedly involving Perrigo focus on Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate (Cal Beta Dip), Ciclopirox, Clindamycin Phosphate, Desonide, Econazole, Erythromycin, Fluocinonide, Fluticasone Propionate, Halobetasol, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Nystatin, Prochlorperazine, Promethazine HCL, Tacrolimus, and Triamcinolone. The complaint was filed in the Eastern District of Pennsylvania and will be transferred into the MDL.

Perrigo Company plc - Item 8
Note 17

On December 15, 2020, several counties in New York filed a complaint against Perrigo 45 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The allegations that concern Perrigo include: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Nystatin, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The complaint was originally filed in New York State court but will likely be removed to federal court and consolidated into the MDL.

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

Canadian Class Action Complaint

    In June 2020, an end payor filed a class action in Ontario, Canada against Perrigo and 29 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. In December 2020, Plaintiffs amended their complaint to add additional claims based on the State AG complaint of June 2020. Perrigo has not yet responded to the complaint.

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead

Perrigo Company plc - Item 8
Note 17

plaintiffs seek to represent three classes of shareholders: (i) shareholders who purchased shares during the period from April 21, 2015 through May 3, 2017 on the U.S. exchanges; (ii) shareholders who purchased shares during the same period on the Tel Aviv exchange; and (iii) shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation began in late 2018. Discovery in the class action ended on January 31, 2021. Defendants expect to file various post-discovery motions including summary judgment motions. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 8
Note 17

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

Perrigo Company plc - Item 8
Note 17

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

Other Cases Related to Events in 2015-2017. Certain allegations in the following three cases also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case and with allegations in one or more of the other individual cases described in the sections above:

Perrigo Company plc - Item 8
Note 17

Case	Date Filed
Sculptor Master Fund (f/k/a OZ Master Fund, Ltd.), et al. v. Perrigo Company plc, et al.	2/6/2019
Highfields Capital I LP, et al. v. Perrigo Company plc, et al.	6/4/2020
BlackRock Global Allocation Fund, Inc., et al. v. Perrigo Co. plc, et al.	4/21/2020
Starboard Value and Opportunity C LP, et al. v. Perrigo Company plc, et al.	2/25/2021

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

The Starboard Value and Opportunity C LP complaint also asserts claims under Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person claims against the individual defendants based on events related to alleged price fixing activities with respect to generic prescription drugs during periods that overlap to some extent with the period alleged in the various other cases described above. Plaintiffs contend that the defendants provided inadequate disclosure during 2016 about generic prescription drug business and those alleged matters. The lawsuit was filed on February 25, 2021; no further activity has occurred.

The Highfields federal case complaint asserted claims under Sections 14(e) and 18 of the Securities Exchange Act against all defendants, as well as control person liability under Section 20(a) of the Securities Exchange Act against the individual defendants. As originally filed in the U.S. District Court for the District of Massachusetts, the Highfields complaint also alleged claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. The factual allegations generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs. In March 2020, the District of Massachusetts court granted defendants’ motion and transferred the case to the U.S. District Court for the District of New Jersey so that the activities in the case could proceed in tandem with the other cases in the District of New Jersey described above. After the transfer, in June 2020, the Highfields plaintiffs voluntarily dismissed their federal lawsuit. The same Highfields plaintiffs the same day then filed a new lawsuit in Massachusetts State Court asserting the same factual allegations as in their federal lawsuit and alleging only Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. Defendants’ motion to dismiss has been fully briefed as of late November 2020, and the motion is pending before the court.

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

Perrigo Company plc - Item 8
Note 17

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

In the United States (cases related to Irish Tax events)

    On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purported to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleged violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contended that the Company, in its Form 10‑Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff did not provide an estimate of class damages. The court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which named the same defendants, asserted the same class period, and invoked the same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period (March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contends that Perrigo’s disclosures about the Irish tax audit were inadequate beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeats many of the allegations of the April 2019 amended complaint. The second amended complaint alleges violations of Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss, and the motion was fully briefed. On January 23, 2020, the court granted the motion to dismiss in part and denied it in part, dismissing Mr. Roehrhoff as a defendant and dismissing allegations of inadequate disclosures related to the audit by Irish Revenue during the period March 2018 through October 30, 2018. The court permitted the plaintiffs to pursue their claims against us, Mr. Kessler, and Mr. Winowiecki related to disclosures after Perrigo received the October 30, 2018 audit findings letter and later events through December 20, 2018. The defendants filed answers on February 13, 2020 denying liability, and the court held a scheduling conference on February 28, 2020, and issued a scheduling order on March 3, 2020. Discovery on the remaining issues is underway. Plaintiffs filed a motion for class certification, which was granted in September 2020. In January 2021, class plaintiffs filed a motion for leave to file a third amended complaint in an effort to revive their claim that the disclosure of the audit during the period from March 1, 2018 to October 30, 2018 was also inadequate. The court denied the motion in February 2021. We intend to defend the lawsuit vigorously.

In Israel (case related to Irish Tax events)

    On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the

Perrigo Company plc - Item 8
Note 17

liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings pending the resolution of proceedings in the United States. Perrigo filed a further request for a stay in February 2020, and the court granted the stay indefinitely. The plaintiff filed a motion to lift the stay then later agreed that the case should remain stayed through February 2021; the court extended the stay through February 2021. In late February 2021 Perrigo filed a motion to extend the stay. Briefing on the issues is not yet complete, and the issue of whether to extend the stay remains pending before the court. We intend to defend the lawsuit vigorously.

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

    On October 2, 2019, the shareholder filed a derivative action in the U.S. District Court for the District of New Jersey styled Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford, et al. The case was assigned to the same judges who are handling the Roofers' Pension Fund securities class action and related opt out cases described above. In addition to the Company, the lawsuit names as defendants current Board members Alford, Classon, Karaboutis, Kindler, O’Connor, Parker, and Samuels, current CEO Kessler, former Board members Smith, Brlas, Cohen, Fouse, Hoffing, Jandernoa, Kunkle, and Morris, former CEO Hendrickson, former CEO Papa, former CFO Brown, former CFO Winowiecki, and former Executive Vice Presidents Boothe and Coucke. The lawsuit seeks to authorize the shareholder to pursue claims on behalf of the Company against all the individual defendants for breach of their fiduciary duties and for unjust enrichment, and against the current director defendants, former director Mr. Smith, and current CEO Mr. Kessler for violations of Securities Exchange Act §§ 14(a) (proxy statement disclosures) and 29(b) (disgorgement as a result of alleged violations of § 14(a)). The complaint alleges that the following events indicate that the individuals in their respective capacities failed to exercise appropriate control over the management of the Company and made inadequate public disclosures concerning the integration of Omega after acquisition; the Company’s past and prospective organic growth; the defense against the Mylan 2015 tender offer; the alleged collusive pricing activities regarding generic prescription products; the accounting by the Company for the Tysabri® royalty stream; the 2018 Irish tax audit including potential liabilities for Irish taxes; and the April 2019 assertion of tax liabilities by the U.S. Internal Revenue Service (many of these factual events also underlie the multiple securities cases discussed earlier in this Note 17). All defendants have filed motions to dismiss asserting various reasons to dismiss. Plaintiff filed his opposition in March 2020. Defendants’ filed replies in support of dismissal in June 2020. The court granted the motion to dismiss without prejudice on August 21, 2020. No appeal or other proceedings have been filed by the plaintiff. Therefore, we consider this case to have ended.

Perrigo Company plc - Item 8
Note 17

Talcum Powder

    The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Missouri, New Jersey and Illinois and in the Southern District of Mississippi alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve a legacy talcum powder product that has not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. The Company has been named in 45 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials are currently scheduled in 2021 and 2022.

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

As of January 9, 2021, the Company has been named in ninety-six of the MDL’s consolidated personal injury lawsuits in various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws. The Company recently obtained dismissals of the master and the consumer class action complaint brought against it, but Plaintiffs were given leave to amend a subset of their original claims. The Company has also been named in a Complaint brought by the New Mexico Attorney General based on the following theories: violation of a New Mexico public nuisance statute, NMSA 30-8-1 to -14; common law nuisance; and negligence and gross negligence. The Company is named in this lawsuit with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers.

Brand name manufactures named in the lawsuit also face claims under the state’s Unfair Practices & False Advertising acts. This action has been consolidated to the MDL. Likewise, the Company has also been named in a Complaint brought by the Mayor and City Council of Baltimore, along with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. This action brings claims under the Maryland Consumer Protection Act against the brand name defendants only, as well as public nuisance and negligence for the remaining defendants. This action has been noticed to the MDL. Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases. We intend to defend all of these lawsuits vigorously.

Acetaminophen

    The Company has received requests for indemnification and defense of several consumer fraud claims involving its store brand infants’ and children’s acetaminophen products. In September 2020, the Company was directly named as a defendant in one suit filed in the Central District of California. The Company has also received 16 different claims for indemnification or defense from 10 different retailers for lawsuits filed in California, Illinois and Pennsylvania, with nationwide class action allegations.

The Plaintiffs generally allege that the children’s and infants’ acetaminophen products have identical drug concentration amounts, yet the infants’ product costs more than the children’s product and consumers have been misled into purchasing the more expensive product. The Company will aggressively defend the suit in which it is

Perrigo Company plc - Item 8
Note 17

named and is continuing to assess whether, or to what extent, the Company may contribute in the lawsuits filed against its retail customers.

Guarantee Liability Related to The Israel API Sale

    During the year ended December 31, 2017, we completed the sale of our Israel API business to SK Capital, resulting in a guarantee liability of $13.8 million, classified as a Level 3 liability within the fair value hierarchy. Per the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business will be assessed by and liable to the Israel Tax Authority ("ITA") for any audit findings. We are no longer the primary obligor on the liabilities transferred to SK Capital, but we have provided a guarantee on certain obligations. During the year ended December 31, 2020, we increased the liability in the amount of $1.2 million. At December 31, 2020 and December 31, 2019, the remaining guarantee liability was $13.2 million and $12.0 million respectively.

NOTE 18 - COLLABORATION AGREEMENTS AND OTHER CONTRACTUAL ARRANGEMENTS

    Terms of our various collaboration agreements may require us to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on the future sale, if any, of commercial products resulting from the collaboration. Milestone and up-front payments made, and other research and development costs or reimbursements related to collaboration agreements, are generally recorded in research and development expense if the payments relate to drug candidates that have not yet received regulatory approval. Milestone and up-front payments made related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as revenue, and royalties paid are generally reflected as cost of goods sold. We enter into a number of collaboration agreements in the ordinary course of business. The following is a brief description of agreements with notable potential milestone or purchase obligations.

Development Agreements

    On May 15, 2015, we entered into a contractual arrangement with a third party that specializes in research and development and obtaining approval for various drug candidates to develop specific products. We entered into additional contractual arrangements in 2016 with the same counterparty. If the products receive FDA approval, we are required to acquire the ANDAs at pre-determined multiples of the associated development costs. If we acquire approved products under these arrangements, we will capitalize these as intangible assets and amortize them over their useful lives. During the three months ended September 29, 2018, we paid $30.4 million to acquire the ANDA for a generic topical cream. During the three months ended June 29, 2019, we paid $15.7 million to acquire the ANDA for a generic product used to relieve pain. During the three months ended September 28, 2019, we paid $49.0 million for a generic gel product. During the three months ended December 31, 2020, we bought a generic topical gel for $16.4 million (refer to Note 3). The contractual future purchase obligations for other products in development by the third party as of December 31, 2020 totaled an estimated $44.0 million. Purchase obligations could be higher or lower than the estimated contractual amounts based on the third party’s actual development costs to obtain regulatory approval.

Development-Stage Rx Products

On May 1, 2015, we entered into a development agreement with a clinical stage biotechnology company for the development of two specialty pharmaceutical products. We paid $18.0 million for an option to acquire the two products, which we reported in research and development expense. On March 1, 2016, we exercised the purchase option to acquire both products, which obligated us to make additional potential milestone payments of up to $30.0 million in the event of regulatory approval and certain sales milestones. We were also obligated to make royalty payments over periods ranging from seven years to ten years from the launch of each product. On December 20, 2017, we completed the sale of one of the Development-Stage Rx Products, which reduced our potential milestone payment obligations from $30.0 million to $17.5 million, plus royalties. On November 30, 2019, we terminated our remaining potential payment obligations by transferring the remaining Development-Stage Rx product back to the clinical stage biotechnology company with which we had the original development agreement.

Perrigo Company plc - Item 8
Note 18

Generic Injectable Products

    In December 2017, we entered into a collaboration agreement with a generic pharmaceutical development company, pursuant to which the parties will collaborate in the ongoing development and commercialization of a generic injectable product. We will provide assistance, including preparing and filing the product ANDA, and be responsible for commercializing the product. As part of the agreement, we paid a $2.5 million milestone payment on the effective date of the agreement, and we subsequently paid a milestone of $0.7 million. The milestones paid to date were reported in research and development expense on the Consolidated Financial Statements. We will make additional payments if regulatory approval is obtained and certain other development milestones are achieved. As of December 31, 2020, the remaining contingent milestone payments could total $13.8 million in the aggregate. There can be no assurance that any such products will be approved by the FDA on the anticipated schedule or at all.

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

NOTE 19 - RESTRUCTURING CHARGES

    We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

Balance at December 31, 2017	$21.4
Additional charges	21.0
Payments	(18.8)
Non-cash adjustments	0.4
Balance at December 31, 2018	24.0
Additional charges	25.3
Payments	(29.4)
Non-cash adjustments	(0.3)
Balance at December 31, 2019	19.6
Additional charges	3.5
Payments	(14.3)
Non-cash adjustments	0.7
Balance at December 31, 2020	$9.5

     The charges incurred during the year ended December 31, 2020, were primarily associated with actions taken to streamline the organization. The charges incurred during the year ended December 31, 2019, were primarily associated with our strategic transformation initiative and the reorganization of our executive management team. The charges incurred during the year ended December 31, 2018 were primarily associated with actions taken to streamline our organization, as well as lease exit costs.

    Of the amount recorded during the year ended December 31, 2020, $1.4 million related to our CSCI segment, due primarily to various integration initiatives, and $1.0 million was not allocated to a segment and was primarily related to our strategic transformation initiative. Of the amount recorded during the year ended December 31, 2019, $12.2 million related to our CSCI segment, due primarily to the sales force reorganization in France, and $10.1 million was not allocated to a segment and was primarily related to our strategic transformation initiative and the reorganization of our executive management team. Of the amount recorded during the year ended December 31, 2018, $17.4 million related to our CSCI segment. There were no other material restructuring programs in any of the periods presented.

    All charges are recorded in Restructuring expense on the Consolidated Financial Statements. The remaining $9.5 million liability for employee severance benefits is expected to be paid within the next year.

Perrigo Company plc - Item 8
Note 20

NOTE 20 - SEGMENT AND GEOGRAPHIC INFORMATION

    Our segment reporting structure is consistent with the way our management makes operating decisions, allocates resources and manages the growth and profitability of the business (refer to Note 1).

    Below is a summary of our results by reporting segment (in millions):

	CSCA	CSCI	RX	Unallocated	Total
Year Ended December 31, 2020
Net sales	$2,693.0	$1,395.2	$975.1	$—	$5,063.3
Operating income (loss)	$472.0	$32.3	$(177.7)	$(211.2)	$115.4
Operating income %	17.5%	2.3%	(18.2)%	—%	2.3%
Total assets	$4,443.0	$4,872.4	$2,173.0	$—	$11,488.4
Capital expenditures	$126.0	$28.8	$15.6	$—	$170.4
Property, plant and equipment, net	$675.7	$163.5	$156.8	$—	$996.0
Depreciation/amortization	$103.6	$177.8	$103.4	$—	$384.8
Change in financial assets	$—	$—	$—	$96.4	$96.4

Year Ended December 31, 2019
Net sales	$2,487.7	$1,382.2	$967.5	$—	$4,837.4
Operating income (loss)	$414.0	$19.6	$2.6	$(231.4)	$204.8
Operating income %	16.6%	1.4%	0.3%	—%	4.2%
Total assets	$3,990.2	$4,682.7	$2,628.5	$—	$11,301.4
Capital expenditures	$98.4	$18.8	$20.5	$—	$137.7
Property, plant and equipment, net	$599.8	$149.9	$153.1	$—	$902.8
Depreciation/amortization	$97.4	$194.3	$104.8	$—	$396.5
Change in financial assets	$—	$—	$—	$(22.1)	$(22.1)

Year Ended December 31, 2018
Net sales	$2,411.6	$1,399.3	$920.8	$—	$4,731.7
Operating income (loss)	$174.4	$6.8	$214.6	$(159.3)	$236.5
Operating income %	7.2%	0.5%	23.3%	—%	5.0%
Total assets	$3,571.7	$4,613.0	$2,798.7	$—	$10,983.4
Capital expenditures	$65.0	$19.1	$18.6	$—	$102.7
Property, plant and equipment, net	$530.3	$154.8	$144.0	$—	$829.1
Depreciation/amortization	$104.8	$219.2	$99.6	$—	$423.6
Change in financial assets	$—	$—	$—	$(188.7)	$(188.7)

    The net book value of Property, plant and equipment, net by location was as follows (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
U.S.	$678.2	$614.5
Europe(1)	169.7	146.8
Israel	90.7	86.1
All other countries	57.4	55.4
	$996.0	$902.8

(1) Includes Ireland Property, plant and equipment, net of $20.3 million and $9.3 million, for the years ended December 31, 2020 and December 31, 2019, respectively.

Perrigo Company plc - Item 8
Note 20

    Sales to Walmart as a percentage of Consolidated Net sales (reported primarily in our CSCA segment) were as follows:

Year Ended
December 31, 2020	December 31, 2019	December 31, 2018
13.3%	13.0%	12.8%

NOTE 21 - QUARTERLY FINANCIAL DATA (unaudited)

    The following table presents unaudited quarterly consolidated operating results for each of our last eight quarters. The information below has been prepared on a basis consistent with our audited consolidated financial statements (in millions, except per share amounts):

	First Quarter	Second Quarter (2)	Third Quarter (3)	Fourth Quarter(4)
Year Ended December 31, 2020
Net sales	$1,341.0	$1,219.1	$1,213.7	$1,289.5
Gross profit	$483.2	$434.7	$428.1	$469.2
Change in financial assets	$(1.6)	$(2.1)	$(22.2)	$122.3
Net income (loss)	$106.4	$60.6	$(154.6)	$(175.0)
Earnings (loss) per share(1):
Basic	$0.78	$0.44	$(1.13)	$(1.29)
Diluted	$0.77	$0.44	$(1.13)	$(1.29)
Weighted average shares outstanding:
Basic	136.2	136.4	136.5	135.4
Diluted	137.3	137.5	136.5	135.4

(1)    The sum of individual per share amounts may not equal due to rounding.
(2)    Includes Rosemont Pharmaceuticals business pre-tax loss of $21.1 million.
(3)    Includes impairment charges of $202.4 million, change in financial assets of $22.2 million and loss on early debt extinguishment of $20.0 million.
(4)    Includes change in financial assets of $122.3 million and impairment charges of $144.4 million.

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

Perrigo Company plc - Item 8
Note 22

NOTE 22 - SUBSEQUENT EVENTS

On March 1, 2021, we announced a definitive agreement to sell our generic RX Pharmaceuticals business ("RX Business") to Altaris Capital Partners, LLC ("Altaris") for total consideration of $1.55 billion, including $1.5 billion in cash. As part of the consideration, Altaris will also assume more than $50.0 million in potential R&D milestone payments and contingent purchase obligations with third-party Rx partners.

The transaction is subject to antitrust and other customary closing conditions and is expected to close by the end of the third quarter of 2021. The RX Business will be classified as discontinued operations starting in the first quarter of 2021.

The criteria for reporting our RX Business assets as held for sale were met after the balance sheet date, and therefore we classified the assets as held and used as of December 31, 2020. The total carrying amounts of our RX Business assets and liabilities that will be disposed, excluding cash and debt, were approximately $2,100.0 million and $600.0 million, respectively, as of December 31, 2020.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020. Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2020 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2020.

(b)Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Perrigo Company plc is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All systems of internal control, no matter how well designed, have inherent limitations. Therefore, even those systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of inherent limitations, our internal control over financial reporting may not

Perrigo Company plc - Item 9A

prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

    During the fourth quarter of 2020, Ranir has been incorporated into our annual report on internal control over financial reporting for our year ended December 31, 2020. Except as discussed, there have been no other changes in our internal control over financial reporting during our fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and Related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of December 31, 2020. The results of management’s assessment have been reviewed with our Audit Committee.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report that is included herein.

ITEM 9B.    OTHER INFORMATION

    On March 1, 2021, the Company signed an Amended and Restated Employment Agreement (the “Amended Agreement”) with Murray Kessler to extend his term as CEO, President and member of the Board for an additional three year period through October 8, 2024. The term remains subject to automatic renewal thereafter for one-year periods unless either party provides 180 days’ prior notice of non-renewal. The Amended Agreement maintains Mr. Kessler’s current salary and provides a target annual bonus opportunity of $1,545,000 in 2021 and not less than $1,745,000 in 2022 and future years. Beginning in 2022, the fair value of Mr. Kessler’s annual grant under the Company’s Long-Term Incentive Plan will be no less than $9,750,000. Under the Amended Agreement, a notice of non-renewal timely sent by the Company will not be considered a Termination for severance purposes.

Except as described above, the terms of Mr. Kessler’s ongoing employment remain materially unchanged from his Employment Agreement, dated October 8, 2018, as amended on February 13, 2019.

The foregoing summary of the Amended Agreement is qualified in its entirety by the full text thereof, which is filed as Exhibit 10.57 to this Annual Report on Form 10-K, and is incorporated herein by reference.

Perrigo Company plc - Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on Internal Control Over Financial Reporting

We have audited Perrigo Company plc’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Perrigo Company plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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
March 1, 2021

Perrigo Company plc - Item 10

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)Directors of Perrigo Company plc.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 under the heading "Election of Directors" or will be included in an amendment to this annual report on Form 10-K.

(b)Executive Officers of Perrigo Company plc.

See Part I, Additional Item of this Form 10-K under the heading "Information About our Executive Officers."

(c)Audit Committee Financial Expert.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(d)Identification and Composition of the Audit Committee.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(e)Compliance with Section 16(a) of the Exchange Act.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 under the heading "Delinquent Section 16(a) Reports" or will be included in an amendment to this annual report on Form 10-K.

(f)Code of Ethics.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 under the heading "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

    This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 under the headings "Executive Compensation", "Remuneration Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation" or will be included in an amendment to this annual report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 under the heading "Ownership of Perrigo Ordinary Shares" or will be included in an amendment to this annual report on Form 10-K. Information concerning equity compensation plans is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 under the heading "Equity Compensation Plan Information" or will be included in an amendment to this annual report on Form 10-K.

Perrigo Company plc - Item 13

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 under the heading "Certain Relationships and Related-Party Transactions" and "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

    This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2021 under the heading "Ratification, in a Non-Binding Advisory Vote, of the Appointment of Ernst & Young LLP as Independent Auditor of the Company and Authorization, in a Binding Vote, of the Board of Directors, Acting Through the Audit Committee, to Fix the Remuneration of the Auditor" or will be included in an amendment to this annual report on Form 10-K.

Perrigo Company plc - Item 15
Exhibits

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)The following documents are filed or incorporated by reference as part of this Form 10-K:

1.All financial statements. See Index to Consolidated Financial Statements.
2.Financial Schedules.
Schedule II – Valuation and Qualifying Accounts.
Schedules other than the one listed are omitted because the required information is included in the footnotes, immaterial or not applicable.

3.Exhibits:

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

4.6
Third Supplemental Indenture, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc, and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020) (File No. 001-36353).

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

4.9
Form of 3.150% Note due 2030 (included in the Third Supplemental Indenture dated as of June 19, 2020) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2020) (File No. 001-36353).

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

4.12	Description of the Company’s Securities (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.1
Revolving Credit Agreement by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of March 8, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2018).

10.2
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

Perrigo Company plc - Item 15
Exhibits

10.5
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

10.6*	Perrigo Annual Incentive Plan, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.7*
2008 Long-Term Incentive Plan, adopted November 4, 2008 (incorporated by reference from Exhibit 10(b) to Perrigo Company's Quarterly Report on Form 10-Q filed on February 3, 2009) (File No. 000-19725).

10.8*	2013 Long-Term Incentive Plan (incorporated by reference from Annex J to the Company’s Registration Statement on Form S-4/A filed on October 8, 2013) (File No. 333-190859).

10.9*
Amendment No. 1 to the 2013 Long-Term Incentive Plan, dated as of January 29, 2014 (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.10*
Amendment No. 2 to the 2013 Long-Term Incentive Plan, effective as of July 9, 2015 (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on August 13, 2015) (File No. 001-36353).

10.11*
Amendment No. 3 to the 2013 Long-Term Incentive Plan, effective as of November 3, 2017 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.12*
Amendment No. 4 to the 2013 Long-Term Incentive Plan, effective as of February 13, 2019 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.13*	Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2019).

10.14*
Nonqualified Deferred Compensation Plan, as amended as of October 10, 2007 and effective January 1, 2007 (incorporated by reference from Exhibit 10.1 to Perrigo Company’s Current Report on Form 8-K filed on October 11, 2007) (File No. 000-19725).

10.15*
Amendment One to the Nonqualified Deferred Compensation Plan, dated December 3, 2009 (incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on August 14, 2014) (File No. 001-36353).

10.16*
Amendment Two to the Nonqualified Deferred Compensation Plan, dated as of October 10, 2012, (incorporated by reference from Exhibit 10.1 to Perrigo Company’s Quarterly Report on Form 10-Q filed on February 1, 2013) (File No. 000-19725).

10.17*
Amendment Three to the Nonqualified Deferred Compensation Plan, dated as of November 13, 2013 (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.18*
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

10.20*
Amendment Six to the Perrigo Company Nonqualified Deferred Compensation Plan, dated as of July 23, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018) (File No. 001-36353).

10.21*
Perrigo Company plc Executive Committee Severance Policy, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.22*
Perrigo Company plc Change in Control Severance Policy for U.S. Employees, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

Perrigo Company plc - Item 15
Exhibits

10.23*
Perrigo Company plc U.S. Severance Policy, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 27, 2019).

10.24*	Perrigo Company Employee Severance Programme - Ireland, effective April 9, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020).

10.25*
Forms of Grant Agreement under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.26*
Forms of Restricted Stock Unit Award Agreement (Service-Based) under the Company’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014) (File No. 001-36353).

10.27*
Forms of Service-Based and Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 22, 2015) (File No. 001-36353).

10.28*
Forms of Amendments to Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 26, 2015) (File No. 001-36353).

10.29*
Forms of Service-Based and Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 12, 2015) (File No. 001-36353).

10.30*
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

10.32*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.41 to the Company’s Transition Report on Form 10-KT filed on February 25, 2016) (File No. 001-36353).

10.33*
Forms of Amendment to Service-Based Restricted Stock Unit Award Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.34*
Forms of Amendment to Performance-Based Restricted Stock Unit Award Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.35*
Forms of Amendment to Nonqualified Stock Option Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.36*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.37*
Forms of Performance-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.38*
Forms of Nonqualified Stock Option Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.39*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company’s Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2018) (File No. 001-36353).

10.40*
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

10.42*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.43*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.44*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.45*
Forms of Performance-based Restricted Stock Unit Award Agreements under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.46*	Form of Perrigo Company plc Director Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.47*	Form of Perrigo Company plc Officer Indemnity Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.48*	Form of Perrigo Company Indemnity Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.49*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.50*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.51*
Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.52*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.61 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.53*
Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.62 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.54*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.63 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.55*
Employment Agreement, effective as of October 8, 2018, by and between Perrigo Management Company and Murray S. Kessler (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2018) (File No. 001-36353).

10.56*
Amendment No. 1 to Employment Agreement, effective as of February 13, 2019, by and between Perrigo Management Company and Murray S. Kessler (incorporated by reference from Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.57*	Amended and Restated Employment Agreement, effective as of March 1, 2021, by and between Perrigo Management Company and Murray S. Kessler (filed herewith).

10.58*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.59*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.60*
Forms of Performance-based Restricted Stock Unit Award Agreements under Perrigo Company plc’s 2013 Long-Term Incentive Plan incorporated by reference from Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.61*
Letter Agreement between the Company and Raymond Silcock, dated March 17, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2019) (File No. 001-36353).

10.62*
Management Agreement, effective as of January 1, 2020 by and between Perrigo Holding NV and Svend Andersen (incorporated by reference from Exhibit 10.80 to the Company’s Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.63*
Employment Agreement between Perrigo Pharma International D.A.C. and James Dillard, dated January 25, 2019 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020) (File No. 001-36353).

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

(b)Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

Perrigo Company plc - Item 15
Exhibits

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY PLC
(in millions)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Allowance for doubtful accounts
Balance at beginning of period	$6.7	$6.4	$6.2
Net bad debt expenses(1)	2.9	0.8	—
Additions/(deductions)(2)	(2.0)	(0.5)	0.2
Balance at end of period	$7.6	$6.7	$6.4

(1)Includes effects of changes in foreign exchange rates.
(2)Uncollectible accounts written off, net of recoveries. Also includes effects of changes in foreign exchange rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on March 1, 2021.

PERRIGO COMPANY PLC

By:	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Murray S. Kessler, Raymond P. Silcock, and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2020 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2020 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2021.

Signature	Title

/s/ Murray S. Kessler	President and Chief Executive Officer and Director
Murray S. Kessler	(Principal Executive Officer)

/s/ Raymond P. Silcock	Chief Financial Officer
Raymond P. Silcock	(Principal Accounting and Financial Officer)

/s/ Rolf A. Classon	Chairman of the Board
Rolf A. Classon

/s/ Bradley A. Alford	Director
Bradley A. Alford

/s/ Orlando D. Ashford	Director
Orlando D. Ashford

/s/ Katherine Doyle	Director
Katherine Doyle

/s/ Adriana Karaboutis	Director
Adriana Karaboutis

/s/ Jeffrey B. Kindler	Director
Jeffrey B. Kindler

/s/ Erica L. Mann	Director
Erica L. Mann

/s/ Donal O'Connor	Director
Donal O'Connor

/s/ Geoffrey M. Parker	Director
Geoffrey M. Parker

/s/ Theodore R. Samuels	Director
Theodore R. Samuels