Form 10-Q
period 2021-04-03
PERRIGO Co plc
filed 2021-05-12
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 3, 2021

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
 ☐  Yes  ☒ No
As of May 7, 2021, there were 133,549,064 ordinary shares outstanding.

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

    We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the effect of the novel coronavirus (COVID-19) pandemic and the associated economic downturn and supply chain impacts on the Company's business; the timing, amount and cost of any share repurchases; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company's appeal of the Notice of Assessment ("NoA") issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) and the Notices of Proposed Adjustment ("NOPAs") issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceeding could have on operating results, cash flows and liquidity; potential third-party claims and litigation, including litigation relating to alleged price-fixing in the generic pharmaceutical industry, alleged class action and individual securities law claims, and alleged product liability claims and litigation relating to uncertain tax positions, including the NoA and NOPAs; developments relating to ongoing or future settlement discussions relating to any such claims or litigation; potential impacts of ongoing or future government investigations and regulatory initiatives; potential costs and reputational impact of product recalls and sales halts; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the occurrence of any event, change or other circumstance that could delay or prevent the consummation of the sale of the RX business ("the RX sale"), including the risk that any required regulatory approvals may not be obtained within the expected time frame or at all; failure to realize the expected benefits of the RX sale; potential costs or liabilities incurred in connection with the RX sale that may exceed the Company's estimates or adversely affect the Company's business and operations; the consummation and success of other announced acquisitions or dispositions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts, and strategic and other initiatives. An adverse result with respect to our appeal of any material outstanding tax assessments or litigation, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2020, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$1,010.0	$1,083.3
Cost of sales	641.6	689.6
Gross profit	368.4	393.7

Operating expenses
Distribution	21.6	20.2
Research and development	31.1	27.9
Selling	135.5	139.6
Administration	127.1	119.6
Restructuring	1.7	—
Total operating expenses	317.0	307.3

Operating income	51.4	86.4

Change in financial assets	—	(1.6)
Interest expense, net	32.0	28.9
Other (income) expense, net	2.4	1.7
Income from continuing operations before income taxes	17.0	57.4
Income tax expense (benefit)	14.2	(0.2)
Income from continuing operations	2.8	57.6
Income from discontinued operations, net of tax	35.3	48.8
Net income	$38.1	$106.4

Earnings per share
Basic
Continuing operations	$0.02	$0.42
Discontinued operations	0.27	0.36
Basic earnings per share	$0.29	$0.78
Diluted
Continuing operations	$0.02	$0.42
Discontinued operations	0.26	0.35
Diluted earnings per share	$0.28	$0.77

Weighted-average shares outstanding
Basic	133.2	136.2
Diluted	134.6	137.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$38.1	$106.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(111.6)	(92.2)
Change in fair value of derivative financial instruments, net of tax	(6.0)	(9.4)
Change in post-retirement and pension liability, net of tax	(0.7)	(1.9)
Other comprehensive income (loss), net of tax	(118.3)	(103.5)
Comprehensive income (loss)	$(80.2)	$2.9
See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	April 3, 2021	December 31, 2020
Assets
Cash and cash equivalents	$470.9	$631.5
Accounts receivable, net of allowance for credit losses of $9.1 and $6.5, respectively	641.0	593.5
Inventories	1,136.1	1,059.4
Prepaid expenses and other current assets	251.5	182.2
Current assets held for sale	1,989.1	666.9
Total current assets	4,488.6	3,133.5
Property, plant and equipment, net	860.0	864.6
Operating lease assets	149.7	154.7
Goodwill and indefinite-lived intangible assets	3,059.3	3,102.7
Definite-lived intangible assets, net	2,366.3	2,481.5
Deferred income taxes	57.3	40.6
Non-current assets held for sale	—	1,364.0
Other non-current assets	343.6	346.8
Total non-current assets	6,836.2	8,354.9
Total assets	$11,324.8	$11,488.4
Liabilities and Shareholders’ Equity
Accounts payable	$430.3	$451.6
Payroll and related taxes	110.9	152.9
Accrued customer programs	134.5	128.5
Other accrued liabilities	267.9	183.1
Accrued income taxes	17.4	9.0
Current indebtedness	35.8	37.3
Current liabilities held for sale	450.0	419.6
Total current liabilities	1,446.8	1,382.0
Long-term debt, less current portion	3,525.3	3,527.6
Deferred income taxes	261.4	276.2
Non-current liabilities held for sale	—	108.3
Other non-current liabilities	533.3	539.2
Total non-current liabilities	4,320.0	4,451.3
Total liabilities	5,766.8	5,833.3
Commitments and contingencies - Refer to Note 15
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,101.3	7,118.2
Accumulated other comprehensive income	276.7	395.0
Retained earnings (accumulated deficit)	(1,820.0)	(1,858.1)
Total shareholders’ equity	5,558.0	5,655.1
Total liabilities and shareholders' equity	$11,324.8	$11,488.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	133.5	133.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2019	136.1	$7,359.9	$139.4	$(1,695.5)	$5,803.8
Net income	—	—	—	106.4	106.4
Other comprehensive loss	—	—	(103.5)	—	(103.5)
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	0.8	—	—	0.8
Compensation for restricted stock	—	15.4	—	—	15.4
Cash dividends, $0.23 per share	—	(30.9)	—	—	(30.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.6)	—	—	(5.6)
Balance at March 28, 2020	136.3	$7,339.6	$35.9	$(1,589.1)	$5,786.4

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2020	133.1	$7,118.2	$395.0	$(1,858.1)	$5,655.1
Net income	—	—	—	38.1	38.1
Other comprehensive loss	—	—	(118.3)	—	(118.3)
Restricted stock plan	0.6	—	—	—	—
Compensation for stock options	—	0.4	—	—	0.4
Compensation for restricted stock	—	24.6	—	—	24.6
Cash dividends, $0.24 per share	—	(32.6)	—	—	(32.6)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(9.3)	—	—	(9.3)
Balance at April 3, 2021	133.5	$7,101.3	$276.7	$(1,820.0)	$5,558.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash Flows From (For) Operating Activities
Net income	$38.1	$106.4
Adjustments to derive cash flows:
Depreciation and amortization	90.4	93.1
Share-based compensation	25.0	16.2
Change in financial assets	—	(1.6)
Restructuring charges	1.7	—
Deferred income taxes	(21.9)	6.7
Amortization of debt premium	(0.7)	(0.7)
Other non-cash adjustments, net	7.9	(14.0)
Subtotal	140.5	206.1
Increase (decrease) in cash due to:
Accounts receivable	(30.3)	(67.6)
Inventories	(83.2)	36.5
Prepaid expenses	(14.7)	(33.4)
Accounts payable	18.5	53.8
Payroll and related taxes	(45.9)	(18.4)
Accrued customer programs	(42.7)	(13.6)
Accrued liabilities	8.5	11.1
Accrued income taxes	27.0	3.8
Other, net	22.5	(6.5)
Subtotal	(140.3)	(34.3)
Net cash from (for) operating activities	0.2	171.8
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	1.4	1.8
Acquisitions of businesses, net of cash acquired	—	(11.3)
Asset acquisitions	(70.3)	(32.7)
Additions to property, plant and equipment	(45.4)	(33.8)
Other investing, net	0.3	1.2
Net cash from (for) investing activities	(114.0)	(74.8)
Cash Flows From (For) Financing Activities
Borrowings (repayments) of revolving credit agreements and other financing, net	—	102.0
Cash dividends	(32.6)	(30.9)
Other financing, net	(10.7)	(6.4)
Net cash from (for) financing activities	(43.3)	64.7
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(5.6)
Net increase (decrease) in cash and cash equivalents	(161.0)	156.1
Cash and cash equivalents of continuing operations, beginning of period	631.5	344.5
Cash and cash equivalents discontinued operations, beginning of period	10.0	9.8
Less cash and cash equivalents discontinued operations, end of period	(9.6)	(18.7)
Cash and cash equivalents of continuing operations, end of period	$470.9	$491.7

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

Basis of Presentation

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements have been included and include our accounts and the accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

On March 1, 2021, we announced a definitive agreement to sell our generic RX Pharmaceuticals business ("RX business") to Altaris Capital Partners, LLC ("Altaris"). The financial results of our RX business, which were previously reported in our Prescription Pharmaceuticals ("RX") segment, have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of our RX business are reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets for all periods presented. Refer to Note 8 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to the unaudited Condensed Consolidated Financial Statements relate to our continuing operations.

Segment Reporting

    Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and oral self-care categories, and contract manufacturing) in the U.S., Mexico and Canada.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business primarily branded in Europe and Australia, our store brand business in the United Kingdom and parts of Europe and Asia, and our liquid licensed products business in the United Kingdom until it was disposed on June 19, 2020.

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

Perrigo Company plc - Item 1
Note 1

    The allowance for credit losses is a valuation account that is deducted from the instruments’ cost basis to present the net amount expected to be collected. Trade receivables and contract assets are charged off against the allowance when the balance is no longer deemed collectible.
    The following table presents the allowance for credit losses activity (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Beginning balance	$6.5	$6.0
Provision for credit losses, net	2.9	0.4
Receivables written-off	—	—
Recoveries collected	(0.2)	—
Currency translation adjustment	(0.1)	(0.2)
Ending balance	$9.1	$6.2

NOTE 2 – REVENUE RECOGNITION

    Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

    We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
U.S.	$611.3	$670.7
Europe(2)	355.3	372.6
All other countries(3)	43.4	40.0
Total net sales	$1,010.0	$1,083.3

(1) Derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $4.5 million and $3.8 million for the three months ended April 3, 2021, and March 28, 2020, respectively.
(3) Includes net sales generated primarily in Mexico, Australia and Canada.

Perrigo Company plc - Item 1
Note 2

Product Category

    The following is a summary of our net sales by category (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
CSCA(1)
Upper respiratory	$114.0	$154.6
Digestive health	113.5	106.9
Pain and sleep-aids	92.4	120.4
Nutrition	92.0	102.2
Healthy lifestyle	75.5	85.8
Oral self-care	73.7	55.3
Skincare and personal hygiene	53.3	46.7
Vitamins, minerals, and supplements	7.8	6.4
Other CSCA(2)	18.3	22.3
Total CSCA	640.5	700.6
CSCI
Skincare and personal hygiene	107.0	94.7
Vitamins, minerals, and supplements	59.0	48.5
Healthy lifestyle	50.3	43.6
Pain and sleep-aids	49.0	46.8
Upper respiratory	42.9	84.1
Oral self-care	25.5	23.2
Digestive health	8.5	6.0
Other CSCI(3)	27.3	35.8
Total CSCI	369.5	382.7
Total net sales	$1,010.0	$1,083.3

(1) Includes net sales from our OTC contract manufacturing business.
(2) Consists primarily of diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.
(3) Consists primarily of our distribution business and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $63.1 million and $49.2 million for the three months ended April 3, 2021, and March 28, 2020, respectively.

    We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

    The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	April 3, 2021	December 31, 2020
Short-term contract assets	Prepaid expenses and other current assets	$18.4	$19.7

Perrigo Company plc - Item 1
Note 3

NOTE 3 – ACQUISITIONS
Acquisitions Accounted for as a Business Combination During the Year Ended December 31, 2020

Eastern European OTC Dermatological Brands Acquisition

    On October 30, 2020, we acquired three Eastern European OTC dermatological brands ("Eastern European Brands"), skincare brands Emolium® and Iwostin® and hair loss treatment brand Loxon®, from Sanofi. The transaction closed for €53.3 million ($62.3 million). We capitalized $52.5 million as brand-named intangible assets and allocated the remainder of the purchase price to goodwill, inventory, customer relationships and deferred tax assets.

The addition of these market-leading OTC brands complements our already robust skincare portfolio and adds scale to our Eastern European business. The acquisition also serves as another step for Perrigo’s CSCI growth plans and provides new opportunities for self-care revenue synergy in the European markets. The operating results of the brands will be reported within our CSCI segment.

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

Oral Care Assets of High Ridge Brands

On April 1, 2020, we acquired the oral care assets of High Ridge Brands ("Dr. Fresh") for total purchase consideration of $113.0 million, subject to customary adjustments, including a working capital settlement. After such adjustments as of December 31, 2020, total cash consideration paid was $106.2 million net of $2.0 million that we allocated as prepayment of contract consideration for transitional services to be received related to the transaction.

This acquisition includes the children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands, and a licensing portfolio. The U.S. operations, which represent a significant portion of the business, are reported in our CSCA segment and the non-U.S. operations are reported in our CSCI segment.

Perrigo Company plc - Item 1
Note 3

    The following table summarizes the consideration paid for Dr. Fresh and the amounts of the assets acquired and liabilities assumed (in millions):

Oral Care Assets of High Ridge Brands (Dr. Fresh)
Purchase price paid	$106.2

Assets acquired:
Accounts receivable	13.1
Inventories	22.2
Prepaid expenses and other current assets	0.4
Property, plant and equipment, net	0.7
Operating lease assets	2.6
Goodwill	17.2
Distribution and license agreements and supply agreements	$2.2
Developed product technology, formulations, and product rights	0.1
Customer relationships and distribution networks	20.6
Trademarks, trade names, and brands	43.2
Total intangible assets	$66.1
Total assets	$122.3
Liabilities assumed:
Accounts payable	$6.1
Other accrued liabilities	3.8
Payroll and related taxes	0.7
Accrued customer programs	3.0
Other non-current liabilities	2.5
Total liabilities	$16.1
Net assets acquired	$106.2

    The goodwill of $17.2 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, the assembled workforce, and the synergies expected from combining the operations of Dr. Fresh into Perrigo. The goodwill is attributable to our CSCA segment and is tax deductible for income tax purposes. The definite-lived intangible assets acquired consisted of trademarks and trade names, license agreements, and customer relationships, which are being amortized over a weighted average useful life of approximately 17.8 years. Customer relationships were valued using the multi-period excess earnings method. Trademarks and trade names and developed technology were valued using the relief from royalty method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates. The opening balance sheet is final.

Perrigo Company plc - Item 1
Note 3

Pro Forma Impact of Business Combinations

    The following table presents unaudited pro forma information as if the acquisitions of Dr. Fresh and the Eastern European Brands occurred on January 1, 2019, and had been combined with the results reported in our Condensed Consolidated Statements of Operations for all periods presented (in millions):

Three Months Ended
(Unaudited)	March 28, 2020
Net sales	$1,119.1
Income from continuing operations	$62.6

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

Steripod®

    On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $26.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized $25.1 million as a brand-named intangible asset. The remainder of the purchase price was allocated to working capital. We began amortizing the brand intangible asset over a 25-year useful life. Operating results attributable to Steripod® are included within our CSCA segment.

Perrigo Company plc - Item 1
Note 4

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2020	Purchase accounting adjustments	Currency translation adjustments	April 3, 2021
CSCA	$1,905.0	$2.4	$(1.9)	$1,905.5
CSCI(1)	1,190.7	(2.4)	(41.5)	1,146.8
Total goodwill	$3,095.7	$—	$(43.4)	$3,052.3

(1) We had accumulated goodwill impairments of $868.4 million as of December 31, 2020 and April 3, 2021.

Intangible Assets

    Intangible assets and related accumulated amortization consisted of the following (in millions):

	April 3, 2021		December 31, 2020
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$4.3	$—	$4.3	$—
In-process research and development	2.7	—	2.7	—
Total indefinite-lived intangibles	$7.0	$—	$7.0	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$73.2	$55.1	$74.8	$55.4
Developed product technology, formulations, and product rights	301.8	180.5	303.3	177.3
Customer relationships and distribution networks	1,873.9	830.9	1,920.5	823.7
Trademarks, trade names, and brands	1,534.4	350.5	1,581.5	342.2
Non-compete agreements	2.4	2.4	2.9	2.9
Total definite-lived intangibles	$3,785.7	$1,419.4	$3,883.0	$1,401.5
Total intangible assets	$3,792.7	$1,419.4	$3,890.0	$1,401.5

    We recorded amortization expense of $53.2 million and $52.6 million for the three months ended April 3, 2021 and March 28, 2020, respectively.

NOTE 5 – INVENTORIES

    Major components of inventory were as follows (in millions):

	April 3, 2021	December 31, 2020
Finished goods	$648.2	$574.1
Work in process	234.7	220.4
Raw materials	253.2	264.9
Total inventories	$1,136.1	$1,059.4

Perrigo Company plc - Item 1
Note 6

NOTE 6 – FAIR VALUE MEASUREMENTS

    The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	April 3, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$2.9	$—	$—	$2.5	$—	$—
Foreign currency forward contracts	—	7.2	—	—	9.8	—
Cross-currency swap	—	5.7	—	—	6.3	—
Total assets	$2.9	$12.9	$—	$2.5	$16.1	$—

Liabilities:
Foreign currency forward contracts	$—	$6.5	$—	$—	$7.9	$—
Total liabilities	$—	$6.5	$—	$—	$7.9	$—

    There were no transfers within Level 3 fair value measurements during the three months ended April 3, 2021 or the year ended December 31, 2020.

Royalty Pharma Contingent Milestone Receipts

During the year ended December 31, 2020, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement between the parties, did not exceed the 2020 global net sales threshold. Therefore, we were not entitled to receive the remaining contingent milestone payment. As of December 31, 2020, there were no contingent milestone payments outstanding.

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone (in millions):

Three Months Ended
March 28, 2020
Beginning balance	$95.3
Change in fair value	1.6
Ending balance	$96.9

    We valued our contingent milestone payment from Royalty Pharma using a modified Black-Scholes Option Pricing Model ("BSOPM"). Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. As of March 28, 2020, volatility and the estimated fair value of the milestones had a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. Rate of return and the estimated fair value of the milestones had an inverse relationship, such that a lower rate of return correlates with a higher estimated fair value of the contingent milestone payments. We assessed volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

Three Months Ended
March 28, 2020
Volatility	35.0%
Rate of return	7.29%

Perrigo Company plc - Item 1
Note 6

    During the three months ended March 28, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $1.6 million to $96.9 million, driven by higher volatility, higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out. As of December 31, 2020, there were no contingent milestone payments outstanding and, accordingly, no asset recorded in the Condensed Consolidated Balance Sheet.

Non-recurring Fair Value Measurements

     The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Fixed Rate Long-term Debt

    Our fixed rate long-term debt consisted of the following (in millions):

	April 3, 2021		December 31, 2020
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,760.0	$—	$2,760.0	$—
Fair value	$2,863.7	$—	$3,031.1	$—

Private placement note
Carrying value (excluding premium)	$—	$158.8	$—	$164.9
Fair value	$—	$176.6	$—	$177.5

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

NOTE 7 – INVESTMENTS

    The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	April 3, 2021	December 31, 2020
Fair value method	Prepaid expenses and other current assets	$2.9	$2.5
Fair value method(1)	Other non-current assets	$1.5	$1.9
Equity method	Other non-current assets	$69.1	$69.8

(1)     Measured at fair value using the Net Asset Value practical expedient.

    The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended
Measurement Category	Income Statement Location	April 3, 2021	March 28, 2020
Fair value method	Other (income) expense, net	$—	$2.9
Equity method	Other (income) expense, net	$0.7	$(0.7)

Perrigo Company plc - Item 1
Note 8
NOTE 8 – Discontinued Operations

Our discontinued operations primarily consist of our RX segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “RX business”).

On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris for total consideration of $1.55 billion, including $1.5 billion in cash and the assumption of more than $50.0 million in potential R&D milestone payments and contingent purchase obligations with third-party Rx partners. On March 8, 2021, we purchased an Abbreviated New Drug Application ("ANDA") for a generic topical lotion for $53.3 million, which was the largest contingent purchase obligation to be assumed by Altaris and increased the cash consideration we will receive upon completion of the sale of the RX business to $1.55 billion. The transaction is subject to antitrust and other customary closing conditions and is expected to close in the third quarter of 2021.

As of March 1, 2021, we determined that the RX business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results have been reflected in our consolidated financial statements as a discontinued operation and its assets and liabilities have been classified as held for sale. We ceased recording depreciation and amortization on the RX business assets from March 1, 2021. We have not allocated any general corporate overhead to the discontinued operation.

Under the terms of the agreement, we will provide transition services for up to 24 months after the close of the transaction and also enter into a reciprocal supply agreement pursuant to which Perrigo will supply certain products to the RX business and the RX business will supply certain products to Perrigo. Under the agreed form, the supply agreements will have a term of four years, extendable up to seven years by the party who is the purchaser of the products under such agreement. We will also extend distribution rights to the RX business for certain OTC products owned and manufactured by Perrigo that may be fulfilled through pharmacy channels, in return for a share of the net profits.

The agreement provides that Perrigo will retain certain pre-closing liabilities arising out of antitrust (refer to Note 15 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, the buyer's obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on the buyer's obligation of $50.0 million.

Perrigo Company plc - Item 1
Note 8

Income from discontinued operations, net of tax was as follows (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$200.1	$257.7
Cost of sales	138.3	165.8
Gross profit	61.8	91.9

Operating expenses
Distribution	3.3	4.0
Research and development	13.4	13.6
Selling	7.4	7.3
Administration	18.2	6.5
Other operating expense (income)	(0.9)	1.1
Total operating expenses	41.4	32.5

Operating income	$20.4	$59.4

Interest expense, net	0.6	1.4
Other (income) expense, net	(1.5)	0.7
Income before income taxes	21.3	57.3
Income tax expense (benefit)	(14.0)	8.5
Income from discontinued operations, net of tax	$35.3	$48.8

During the three months ended April 3, 2021, we incurred $9.3 million of separation costs related to the sale of the RX business, which are recorded in administration expenses.

Select cash flow information related to discontinued operations was as follows (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$15.3	$24.0

Cash flows from discontinued operations investing activities:
Asset acquisitions	$(69.7)	$(0.1)
Additions to property, plant and equipment	$(3.2)	$(2.9)

Asset acquisitions related to discontinued operations consisted of two ANDAs purchased under a contractual arrangement entered into on May 15, 2015 with a third party that specializes in research and development and obtaining approval for various drug candidates to develop specific products. On December 31, 2020, we purchased an ANDA for a generic topical gel for $16.4 million, which was subsequently paid during the three months ended April 3, 2021 and on March 8, 2021, we purchased an ANDA for a generic topical lotion for $53.3 million. The generic topical lotion acquisition is being assumed by Altaris in connection with the sale of the RX business.

Perrigo Company plc - Item 1
Note 8

The assets and liabilities classified as held for sale were as follows (in millions):

	April 3, 2021	December 31, 2020
Cash and cash equivalents	$9.6	$10.0
Accounts receivable, net of allowance for credit losses of $1.1 and $1.1, respectively	419.9	460.7
Inventories	136.8	140.8
Prepaid expenses and other current assets	29.7	55.4
Current assets held for sale*		666.9

Property, plant and equipment, net	126.4	131.4
Operating lease assets	29.6	31.3
Goodwill and indefinite-lived intangible assets	678.7	681.2
Definite-lived intangible assets, net	533.0	492.8
Deferred income taxes	3.0	3.6
Other non-current assets	22.4	23.7
Non-current assets held for sale*		1,364.0
Total assets held for sale	$1,989.1	$2,030.9

Accounts payable	$101.1	$92.2
Payroll and related taxes	16.7	22.3
Accrued customer programs	185.9	237.4
Other accrued liabilities	47.4	67.2
Current indebtedness	0.5	0.5
Current liabilities held for sale*		419.6

Long-term debt, less current portion	0.6	0.7
Deferred income taxes	2.9	3.1
Other non-current liabilities	94.9	104.5
Non-current liabilities held for sale*		108.3
Total liabilities held for sale	$450.0	$527.9

*As of April 3, 2021, the non-current assets and liabilities of the RX business have been reclassified to current assets and liabilities held for sale, respectively, due to the expected completion of the sale of the business in the third quarter of 2021, as discussed above.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Swaps

    There were no active designated or non-designated interest rate swaps as of April 3, 2021 or December 31, 2020.

Perrigo Company plc - Item 1
Note 9

Foreign Currency Forwards

    Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	April 3, 2021	December 31, 2020
European Euro (EUR)	$270.7	$312.6
Israeli Shekel (ILS)	74.1	94.4
United States Dollar (USD)	63.4	101.5
Chinese Yuan (CNY)	50.4	49.1
British Pound (GBP)	44.8	92.3
Danish Krone (DKK)	44.0	65.2
Swedish Krona (SEK)	30.1	41.2
Canadian Dollar (CAD)	27.8	36.8
Polish Zloty (PLZ)	18.3	21.8
Mexican Peso (MPX)	14.8	15.6
Norwegian Krone (NOK)	9.7	7.8
Australian Dollar (AUD)	9.1	11.3
Romanian New Leu (RON)	4.8	3.6
Switzerland Franc (CHF)	4.6	8.2
Turkish Lira (TRY)	3.7	4.0
Other	2.4	2.3
Total	$672.7	$867.7

    The maximum term of our forward currency exchange contracts is 60 months.

Effects of Derivatives on the Financial Statements

    The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

    The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	April 3, 2021	December 31, 2020
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$5.6	$5.0
Foreign currency forward contracts	Other non-current assets	0.4	0.5
Cross-currency swap	Other non-current assets	5.7	6.3
Total designated derivatives		$11.7	$11.8
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.2	$4.3

Perrigo Company plc - Item 1
Note 9

		Liability Derivatives
		Fair Value
	Balance Sheet Location	April 3, 2021	December 31, 2020
Designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$3.6	$5.5
Non-designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$2.9	$2.4

    The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

	Three Months Ended
	April 3, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.5)	Interest expense, net	$—
Foreign currency forward contracts	1.7	Net sales	(0.9)	Net sales	—
		Cost of sales	(1.4)	Cost of sales	0.1
				Other (income) expense, net	(0.1)
	$1.7		$(2.8)		$—
Net investment hedges:
Cross-currency swap	$(0.5)			Interest expense, net	$1.0

(1) Net loss of $13.4 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

Perrigo Company plc - Item 1
Note 9

	Three Months Ended
	March 28, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.5)	Interest expense, net	$—
Foreign currency forward contracts	9.3	Net sales	(0.4)	Net sales	—
		Cost of sales	(1.0)	Cost of sales	0.4
	$9.3		$(1.9)		$0.4
Net investment hedges:
Cross-currency swap	$(15.0)			Interest expense, net	$2.8

    The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended
Non-Designated Derivatives	Income Statement Location	April 3, 2021	March 28, 2020
Foreign currency forward contracts	Other (income) expense, net	$(4.8)	$6.2
	Interest expense, net	1.2	0.9
		$(3.6)	$7.1

    The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Three Months Ended
	April 3, 2021
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,010.0	$641.6	$32.0	$2.4

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.9)	$(1.4)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.1	$—	$(0.1)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.5)	$—

Perrigo Company plc - Item 1
Note 9

	Three Months Ended
	March 28, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,083.3	$689.6	$28.9	$1.7

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.4)	$(1.0)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.4	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.5)	$—

NOTE 10 – LEASES

    The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	April 3, 2021	December 31, 2020
Operating	Operating lease assets	$149.7	$154.7
Finance	Other non-current assets	32.2	29.8
Total		$181.9	$184.5

Liabilities	Balance Sheet Location	April 3, 2021	December 31, 2020
Current
Operating	Other accrued liabilities	$27.1	$28.3
Finance	Current indebtedness	5.2	6.7
Non-Current
Operating	Other non-current liabilities	128.2	132.5
Finance	Long-term debt, less current portion	24.3	20.2
Total		$184.8	$187.7

    The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets				Liabilities
	Operating		Financing		Operating		Financing
	April 3, 2021	December 31, 2020	April 3, 2021	December 31, 2020	April 3, 2021	December 31, 2020	April 3, 2021	December 31, 2020
CSCA	$74.2	$75.9	$16.3	$16.7	$73.9	$75.8	$16.7	$17.0
CSCI	32.9	34.4	8.7	5.9	33.7	35.2	5.5	2.5
Unallocated	42.6	44.4	7.2	7.2	47.7	49.8	7.3	7.4
Total	$149.7	$154.7	$32.2	$29.8	$155.3	$160.8	$29.5	$26.9

Perrigo Company plc - Item 1
Note 10

    Lease expense was as follows (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating leases(1)	$9.8	$9.6

Finance leases
Amortization	$1.5	$1.0
Interest	0.2	0.2
Total finance leases	$1.7	$1.2

            (1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of April 3, 2021 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2021	$24.0	$4.5	$28.5
2022	26.2	5.5	31.7
2023	18.9	3.8	22.7
2024	15.9	2.3	18.2
2025	13.9	2.2	16.1
After 2025	80.5	15.8	96.3
Total lease payments	179.4	34.1	213.5
Less: Interest	24.1	4.6	28.7
Present value of lease liabilities	$155.3	$29.5	$184.8

Our weighted average lease terms and discount rates are as follows:

	April 3, 2021	March 28, 2020
Weighted-average remaining lease term (in years)
Operating leases	10.52	5.98
Finance leases	9.31	10.10
Weighted-average discount rate
Operating leases	2.97%	3.97%
Finance leases	2.76%	3.42%

Our lease cash flow classifications are as follows (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$10.0	$8.9
Operating cash flows for finance leases	$0.2	$0.2
Financing cash flows for finance leases	$1.3	$0.9

Leased assets obtained in exchange for new finance lease liabilities	$4.2	$1.5
Leased assets obtained in exchange for new operating lease liabilities	$3.9	$4.9

Perrigo Company plc - Item 1
Note 11

NOTE 11 – INDEBTEDNESS

    Total borrowings outstanding are summarized as follows (in millions):

		April 3, 2021	December 31, 2020
Term loan
2019 Term loan due August 15, 2022		$600.0	$600.0

Notes and Bonds
Coupon	Due
5.105%	July 28, 2023(1)	158.8	164.9
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
3.150%	June 15, 2030	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,918.8	2,924.9
Other financing		60.1	57.4
Unamortized premium (discount), net		(1.5)	(0.3)
Deferred financing fees		(16.3)	(17.1)
Total borrowings outstanding		3,561.1	3,564.9
Current indebtedness		(35.8)	(37.3)
Total long-term debt less current portion		$3,525.3	$3,527.6

    (1) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

    We are in compliance with all covenants under our debt agreements as of April 3, 2021.

Revolving Credit Agreements

    On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of April 3, 2021 or December 31, 2020.

Other Financing

    We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of April 3, 2021 or December 31, 2020.

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

Perrigo Company plc - Item 1
Note 12

NOTE 12 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

    A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Numerator:
Income from continuing operations	$2.8	$57.6
Income from discontinued operations, net of tax	35.3	48.8
Net income	$38.1	$106.4

Denominator:
Weighted average shares outstanding for basic EPS	133.2	136.2
Dilutive effect of share-based awards	1.4	1.1
Weighted average shares outstanding for diluted EPS	134.6	137.3

Anti-dilutive share-based awards excluded from computation of diluted EPS	1.8	1.7

Shareholders' Equity

Share Repurchases

    In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three months ended April 3, 2021 and March 28, 2020.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2020	$(0.7)	$407.3	$(11.6)	$395.0
OCI before reclassifications	(8.8)	(111.6)	(0.7)	(121.1)
Amounts reclassified from AOCI	2.8	—	—	2.8
Other comprehensive income (loss)	$(6.0)	$(111.6)	$(0.7)	$(118.3)
Balance at April 3, 2021	$(6.7)	$295.7	$(12.3)	$276.7

Perrigo Company plc - Item 1
Note 14

NOTE 14 – INCOME TAXES

    The effective tax rates were as follows:

Three Months Ended
April 3, 2021	March 28, 2020
84.0%	(0.4)%

    The effective tax rate for the three months ended April 3, 2021 increased compared to the prior period primarily due to the prior period tax benefits for reductions to the U.S. valuation allowance and the U.S. Coronavirus Aid, Relief and Economic Security ("CARES") Act, enacted in the first quarter of 2020, plus the current period net tax expense on intra-entity transfers of intellectual property.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." It removes certain exceptions to the general principles in ASC Topic 740 and improves consistent application of and simplifies GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This guidance was effective for interim and annual reporting periods beginning after December 15, 2020. We adopted this guidance as of January 1, 2021, and the impact on our Consolidated Financial Statements was immaterial.

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

    Perrigo Company, our U.S. subsidiary ("Perrigo U.S."), is engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the heartburn medication omeprazole. On August 27, 2014, we received a statutory notice of deficiency from the IRS relating to our fiscal tax years ended June 27, 2009, and June 26, 2010 (the “2009 tax year” and “2010 tax year”, respectively). On April 20, 2017, we received a second statutory notice of deficiency from the IRS for the fiscal tax years ended June 25, 2011 and June 30, 2012 (the “2011 tax year” and “2012 tax year”, respectively). Specifically, both statutory notices proposed adjustments related to the offshore reporting of profits on sales of omeprazole in the United States resulting from the assignment of an omeprazole distribution contract to an affiliate. In addition to the transfer pricing adjustments, which applied to all four tax years, the statutory notice of deficiency for the 2011 and 2012 tax years included adjustments for the capitalization and amortization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits related to ANDAs.

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

The previously scheduled trial date has been continued to May 25, 2021 for the refund case. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing, and the IRS will likely carry forward the adjustments set forth therein as long as the drug is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on the identical ANDA issues we have before the court.

Perrigo Company plc - Item 1
Note 14

On January 13, 2021, the IRS issued a 30-day letter with respect to its audit of our fiscal tax years ended June 29, 2013 (the "2013 tax year"), June 28, 2014 (the "2014 tax year"), and June 27, 2015 (the "2015 tax year" and together with the 2013 tax year and the 2014 tax year, the "2013-2015 tax years"). The IRS letter proposed, among other modifications, carryforwards of the transfer pricing adjustments regarding our profits from the distribution of omeprazole in the aggregate amount of $141.6 million and ANDA adjustments in the aggregate amount of $21.9 million. The 30-day letter also set forth adjustments described in the next two paragraphs. We timely filed a protest to the 30-day letter for those additional adjustments, but noting that due to the pending litigation described above, IRS Appeals will not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both carryforward issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not sustained, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, an adverse ruling on the omeprazole issue could have a material impact on subsequent periods, with additional tax liability in the range of $24.0 million to $112.0 million, not including interest and any applicable penalties.

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in debts owed by it to Perrigo Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. On May 7, 2020, the IRS issued a NOPA capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate ("AFR") (a blended rate reduction of 4.0% per annum), on the stated ground that the loans were not negotiated on an arms’-length basis. The NOPA proposes a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a Revenue Agent Report ("RAR"), together with the 30-day letter, requiring our filing of a written Protest to request IRS Appeals consideration. The Protest was filed with the IRS on February 26, 2021. On May 3, 2021, the IRS notified us that it will no longer pursue the 130% of AFR position reflected in its NOPA due to a change in IRS policy. The IRS will provide a new proposed adjustment in its rebuttal to our Protest, which we have not yet received. Because the IRS' revised adjustment is currently unknown and cannot be quantified, we are unable to determine the amount of gross interest expense that the IRS proposes to disallow, and we cannot estimate any increase in tax expense attributable to any such disallowance for the period under audit. In addition, we expect the IRS to seek similar revised adjustments for the tax years ended December 31, 2015 through December 31, 2018 with potential section 163(j) carryover impacts beyond December 2018. We cannot determine the amount, if any, of the estimated increase in tax expense attributable to any such adjustments. No further interest adjustments are expected beyond this period. We strongly disagree with the IRS position and we will pursue all available administrative and judicial remedies necessary. At this stage, we are unable to estimate any additional liability associated with this matter.

In addition, the 30-day letter for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow adjustments to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year for the 2013-2015 tax years. The IRS' NOPA asserts that the reduction of gross sales income of such chargebacks is an impermissible method of accounting. The IRS proposed a change in accounting method that would defer the reduction in gross sales income until the year the prescription products were re-sold to covered retailers. The NOPA proposes an increase in sales revenue of approximately $99.5 million for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS Appeals consideration. If the IRS were to prevail in its proposed adjustment, we estimate a payment of approximately $18.0 million, excluding interest and penalties for the 2013-2015 tax years. In addition, we expect the IRS to seek similar adjustments for future years. If those future adjustments were to be sustained, based on preliminary calculations and subject to further analysis, our current best estimate is a payment that will not exceed $7.0 million through tax year ended December 31, 2020, excluding interest and penalties. We have fully reserved for this issue. We strongly disagree with the IRS’s proposed adjustment and will pursue all available administrative and judicial remedies necessary.

Perrigo Company plc - Item 1
Note 14

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

    On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, Inc. ("Athena") for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagree with the IRS position. On December 22, 2016, we also received a NOPA for these years denying the deductibility of settlement costs related to illegal marketing of Zonegran in the United States raised in a Qui Tam action. We strongly disagree with the IRS' position on this issue as well. Because we believe that any concession on these issues in Appeals would be contrary to our evaluation of the issues, we pursued our remedies under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. On April 14, 2020, we filed a request for Competent Authority Assistance with the IRS on the royalty issue, and it was accepted. On October 20, 2020, we amended our request for Competent Authority Assistance to include the Zonegran issue and this amendment was also accepted. On May 6, 2021, we had our opening conference with the IRS and discussed our submission, which continues to be reviewed by the IRS. Our opening conference with Irish Revenue is scheduled for July 23, 2021.

No payment of the additional amounts is required until these two matters are resolved with finality under the treaty, or any additional administrative or judicial process if treaty negotiations are unsuccessful.

Irish Revenue Audit of Fiscal Years Ended December 31, 2012 and December 31, 2013

    On October 30, 2018, we received an audit findings letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the tax years ended December 31, 2012 and December 31, 2013. The audit findings letter relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and related assets to Biogen Idec by Elan Pharma. The consideration paid by Biogen Idec to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Elan Pharma recognized such receipts as trading income in its tax returns filed with Irish Revenue, consistent with Elan Pharma's historical practice relating to its active management of intellectual property rights.

In its audit findings letter, Irish Revenue proposed to charge Elan Pharma tax on the net chargeable gain realized by Elan Pharma on the Tysabri® transaction in 2013 at a rate of 33%, rather than the 12.5% tax rate applied to trading income. On November 29, 2018, Irish Revenue issued a Notice of Amended Assessment (“NoA”) for the tax year ended December 31, 2013, in the amount of €1,643 million, and claiming tax payable in the amount of €1,636 million, not including any interest or applicable penalties.

    We strongly disagree with this assessment and believe that the NoA is without merit and incorrect as a matter of law. We will pursue all available administrative and judicial avenues as may be necessary or appropriate. Accordingly, we filed an appeal of the NoA on December 27, 2018 with the Irish Tax Appeals Commission ("TAC") which is the statutory body charged with considering whether the NoA is properly founded as a matter of Irish tax law. Separately, we were also granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue.

    On November 4, 2020, the High Court ruled that the Irish Revenue's decision to issue the NoA did not violate Elan Pharma's constitutional rights and legitimate expectations as a taxpayer. Importantly, the Irish High Court did not rule on the merits of the NoA under Irish tax law. The TAC will now consider whether the NoA is correct as a matter of Irish tax law. The tax appeal is scheduled to be heard in November 2021.

We strongly believe that Elan Pharma’s tax position is correct and would ultimately be confirmed through judicial process. However, in light of the risks and delays inherent in any litigation, representatives of Perrigo met with representatives of Irish Revenue on March 18, 2021 and April 14, 2021, to explore whether there may be a path forward toward resolving the dispute. On April 26, 2021, Perrigo, through its tax adviser, made a without prejudice written offer of settlement to Irish Revenue detailing a possible framework for such a resolution, which applied an alternative basis of taxation than the respective positions taken by Irish Revenue in the NoA and by Elan

Perrigo Company plc - Item 1
Note 14

Pharma in its tax returns. On May 11, 2021, a representative of Irish Revenue verbally indicated to Perrigo's tax adviser that the written settlement offer would not be accepted as presented and that a formal response would be transmitted in due course. Perrigo will review Irish Revenue's formal response to Perrigo's offer when received and expects further discussions and correspondence with Irish Revenue prior to the TAC hearing in November.

    There can be no assurances that any settlement is possible on terms acceptable to Perrigo. Unless and until a final settlement is reached, Elan Pharma will vigorously pursue its tax appeal before the TAC, concurrently with any settlement discussions that may occur. No payment of any additional tax will be required unless and until required by a settlement or other final determination.

Israel Tax Authority Audit of Fiscal Year Ended June 27, 2015 and Calendar Years Ended December 31, 2015 through December 31, 2017

    The Israel Tax Authority audited our income tax returns for the 2015 tax year, and calendar years ended December 31, 2015, December 31, 2016 and December 31, 2017. On December 29, 2020, we received a Stage A assessment from the Israeli Tax Authority for the tax years ended December 31, 2015 through December 31, 2017 in the amount of $63.8 million relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. Our protest was timely filed on March 11, 2021 to move the matter to Stage B of the assessment process. We strongly disagree with the assessment and will pursue all available administrative and judicial remedies necessary.

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

    Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of April 3, 2021. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 15 – CONTINGENCIES

    In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of April 3, 2021, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.

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

    On July 14, 2020, the court issued an order designating the following cases to proceed on a more expedited basis (as a bellwether) than the other cases in MDL No. 2724: (a) the May 2019 state case alleging an overarching

Perrigo Company plc - Item 1
Note 15

conspiracy involving more than 120 products (which does not name Perrigo a defendant) and (b) class actions alleging “single drug” conspiracies involving Clomipramine, Pravastatin, and Clobetasol. Perrigo is a defendant in the Clobetasol cases but not the others. On February 9, 2021, the court entered an order provisionally deciding to remove the May 2019 state case and the pravastatin class cases from the bellwether proceedings. On May 7, 2021, the Court ruled that the clobetasol end payer and direct purchaser class cases will remain part of the bellwether. The Court also ruled that the June 10, 2020 State Complaint against Perrigo and approximately 35 other manufacturers will move forward as a bellwether case. No schedule has been set for the bellwether cases.

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

Perrigo Company plc - Item 1
Note 15

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

Perrigo Company plc - Item 1
Note 15

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

Perrigo Company plc - Item 1
Note 15

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

    On September 4, 2020, a drug wholesaler and distributor filed a complaint against Perrigo and 39 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of

Perrigo Company plc - Item 1
Note 15

dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin, Clobetasol, Desonide, Econazole, Erythromycin, Fenofibrate, Fluticasone, Halobetasol, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone furoate, Nystatin, Prochlorperazine, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The complaint was filed in the Eastern District of Pennsylvania and will be transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On December 11, 2020, a drugstore chain filed a complaint against Perrigo and 45 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Clobetasol, Desonide, Econazole, Erythromycin, Fenofibrate, Fluticasone Propionate, Halobetasol, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Nystatin, Permethrin, Prochlorperazine, Promethazine HCL, Tacrolimus, and Triamcinolone. The complaint was filed in the Eastern District of Pennsylvania and will be transferred into the MDL.

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

On December 15, 2020, a drugstore chain filed a complaint against Perrigo and 45 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The complaint lists 63 drugs that the chain purchased from Perrigo, but the product conspiracies allegedly involving Perrigo focus on Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Desonide, Econazole, Erythromycin, Fluocinonide, Fluticasone Propionate, Halobetasol, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Nystatin, Prochlorperazine, Promethazine HCL, Tacrolimus, and Triamcinolone. The complaint was filed in the Eastern District of Pennsylvania and has been transferred into the MDL.

On December 15, 2020, several counties in New York filed a complaint against Perrigo and 45 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The allegations that concern Perrigo include: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Nystatin, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The complaint was originally filed in New York State court but has been removed to federal court and consolidated into the MDL.

State Attorney General Complaint

    On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 other generic pharmaceutical manufacturers, and certain individuals (including one former and one current Perrigo employee), alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of eighty products. The allegations against Perrigo focus on the following drugs: Adapalene Cream, Ammonium Lactate cream and lotion, Betamethasone dipropionate lotion, Bromocriptine tablets, Calcipotriene Betamethasone Dipropionate Ointment, Ciclopirox cream and solution, Clindamycin solution, Desonide cream and ointment, Econazole cream, Erythromycin base alcohol solution, Fluticasone cream and lotion, Halobetasol cream and ointment, Hydrocortisone Acetate suppositories, Hydrocortisone Valerate cream, Imiquimod cream, Methazolamide tablets, Nystatin ointment, Prochlorperazine suppositories, Promethazine HCL suppositories, Tacrolimus ointment, and Triamcinolone cream and ointment. The Complaint was filed in the District of Connecticut, but has been transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed.

Perrigo Company plc - Item 1
Note 15

Canadian Class Action Complaint

    In June 2020, an end payor filed a class action in Ontario, Canada against Perrigo and 29 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. In December 2020, Plaintiffs amended their complaint to add additional claims based on the State AG complaint of June 2020. On May 7, 2021, the Court ruled that this case will move forward as a bellwether case. Perrigo has not yet responded to the complaint, and no schedule has been set for such responses.

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders: (i) shareholders who purchased shares during the period from April 21, 2015 through May 3, 2017 on the U.S. exchanges; (ii) shareholders who purchased shares during the same period on the Tel Aviv exchange; and (iii) shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy

Perrigo Company plc - Item 1
Note 15

Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation began in late 2018. Discovery in the class action ended on January 31, 2021. In early April 2021, the defendants filed various post-discovery motions, including summary judgment motions; the schedule provides that briefing will not be completed until early July 2021. We intend to defend the lawsuit vigorously.

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

Unless otherwise noted, each of the lawsuits discussed in the following sections is pending in the U.S. District Court for the District of New Jersey and has been assigned to the same judges hearing the Roofers’ Pension Fund case. The allegations in the complaints relate to events during certain portions of the 2015 through 2017 calendar years, including the period of the Mylan tender offer. All but one of these lawsuits allege violations of federal securities laws, but none are class actions. One lawsuit (Highfields) alleges only state law claims. Discovery in all these cases, except Highfields, is underway and currently scheduled to end in early October 2021. We intend to defend all these lawsuits vigorously.

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

Perrigo Company plc - Item 1
Note 15

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
Note 15

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

Perrigo Company plc - Item 1
Note 15

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

The Highfields federal case complaint asserted claims under Sections 14(e) and 18 of the Securities Exchange Act against all defendants, as well as control person liability under Section 20(a) of the Securities Exchange Act against the individual defendants. As originally filed in the U.S. District Court for the District of Massachusetts, the Highfields complaint also alleged claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. The factual allegations generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs. In March 2020, the District of Massachusetts court granted defendants’ motion and transferred the case to the U.S. District Court for the District of New Jersey so that the activities in the case could proceed in tandem with the other cases in the District of New Jersey described above. After the transfer, in June 2020, the Highfields plaintiffs voluntarily dismissed their federal lawsuit. The same Highfields plaintiffs the same day then filed a new lawsuit in Massachusetts State Court asserting the same factual allegations as in their federal lawsuit and alleging only Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. Defendants’ motion to dismiss was fully briefed as of late November 2020, argument occurred in early May 2021, and the motion is pending before the court.

In Israel (cases related to events in 2015-2017)

    Because our shares are traded on the Tel Aviv exchange under a dual trading arrangement, we are potentially subject to securities litigation in Israel. Three cases were filed; one was voluntarily dismissed in each of 2017 and 2018 and one was stayed in 2018. We are consulting with Israeli counsel about our response to these allegations and we intend to defend this case vigorously.

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

Perrigo Company plc - Item 1
Note 15

In the United States (cases related to Irish Tax events)

    On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purported to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleged violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contended that the Company, in its Form 10Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff did not provide an estimate of class damages. The court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which named the same defendants, asserted the same class period, and invoked the same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period (March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contends that Perrigo’s disclosures about the Irish tax audit were inadequate beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeats many of the allegations of the April 2019 amended complaint. The second amended complaint alleges violations of Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss, and the motion was fully briefed. On January 23, 2020, the court granted the motion to dismiss in part and denied it in part, dismissing Mr. Roehrhoff as a defendant and dismissing allegations of inadequate disclosures related to the audit by Irish Revenue during the period March 2018 through October 30, 2018. The court permitted the plaintiffs to pursue their claims against us, Mr. Kessler, and Mr. Winowiecki related to disclosures after Perrigo received the October 30, 2018 audit findings letter and later events through December 20, 2018. The defendants filed answers on February 13, 2020 denying liability, and the court issued a scheduling order on March 3, 2020 that has been subsequently modified. Discovery on the remaining issues ended in early March 2021. Plaintiffs filed a motion for class certification, which was granted in September 2020. In January 2021, class plaintiffs filed a motion for leave to file a third amended complaint in an effort to revive their claim that the disclosure of the audit during the period from March 1, 2018 to October 30, 2018 was also inadequate. The court denied the motion in February 2021. Defendants filed motions for summary judgement and other post discovery motions on March 31, 2021 and plaintiffs filed cross-motions of the same type on the same day. All motions are scheduled to be fully briefed by mid-May 2021. We intend to defend the lawsuit vigorously.

In Israel (case related to Irish Tax events)

    On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings pending the resolution of proceedings in the United States. Perrigo filed a further request for a stay in February 2020, and the court granted the stay indefinitely. The plaintiff filed a motion to lift the stay then later agreed that the case should remain stayed through February 2021. In late February 2021, Perrigo filed a motion to extend the stay to mid-May 2021, and plaintiff later agreed to the request. The court extended the stay to mid-May 2021. We intend to defend the lawsuit vigorously.

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

Other Matters

Talcum Powder

    The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Missouri, New Jersey, Louisiana and Illinois alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of April 13, 2021, the Company has been named in 51 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2021, 2022 and 2023, with the earliest to begin in May 2021.

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

In February 2020, the resulting actions involving Zantac® and other ranitidine products were transferred for coordinated pretrial proceedings to a Multi-District Litigation (In re Zantac®/Ranitidine Products Liability Litigation MDL No. 2924) in the U.S. District Court for the Southern District of Florida. After the Company successfully moved to dismiss the first set of Master Complaints in the MDL, it now includes three: 1) an Amended Master Personal Injury Complaint; 2) a Consolidated Amended Consumer Economic Loss Class Action Complaint; and 3) a Consolidated Medical Monitoring Class Action Complaint. All three name the Company. Plaintiffs appealed one of the original Master Complaints, the Third-Party Payor Complaint, and two individual plaintiffs appealed their individual personal injury claims on limited grounds. The Company is not named in the appeals.

As of April 11, 2021, the Company has been named in one hundred eighty-seven of the MDL’s consolidated personal injury lawsuits tied to various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws.

Perrigo Company plc - Item 1
Note 15

The Company has also been named in a Complaint brought by the New Mexico Attorney General based on the following theories: violation of a New Mexico public nuisance statute, NMSA 30-8-1 to -14; common law nuisance; and negligence and gross negligence. The Company is named in this lawsuit with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. Brand name manufactures named in the lawsuit also face claims under the state’s Unfair Practices & False Advertising acts. Likewise, the Company has also been named in a Complaint brought by the Mayor and City Council of Baltimore, along with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. This action brings claims under the Maryland Consumer Protection Act against the brand name defendants only, as well as public nuisance and negligence for the remaining defendants. The Company was originally able to consolidate the New Mexico and Baltimore Actions to the MDL, however both actions were recently remanded to state court.

Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases. We intend to defend all of these lawsuits vigorously.

Acetaminophen

    The Company has received requests for indemnification and defense of several consumer fraud claims involving its store brand infants’ and children’s acetaminophen products. In September 2020, the Company was directly named as a defendant in one suit filed in the Central District of California. The Company was recently named in a cross complaint by a retailer for contractual indemnity in California Superior Court, Alameda County. The Company has also received 16 different claims for indemnification or defense from 10 different retailers for lawsuits filed in California, Illinois, Florida and Pennsylvania, with nationwide class action allegations.

The Plaintiffs generally allege that the children’s and infants’ acetaminophen products have identical drug concentration amounts, yet the infants’ product costs more than the children’s product and consumers have been misled into purchasing the more expensive product. The Company will aggressively defend the suits in which it is named and is continuing to assess whether, or to what extent, the Company may contribute in the lawsuits filed against its retail customers.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At April 3, 2021, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was approximately $65.0 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of approximately $65.0 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending this matter. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Perrigo Company plc - Item 1
Note 16

NOTE 16 – RESTRUCTURING CHARGES

    We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020
Beginning balance	$9.1	$19.5
Additional charges	1.8	—
Payments	(4.4)	(3.5)
Non-cash adjustments	(0.3)	—
Ending balance	$6.2	$16.0

    The charges incurred during the three months ended April 3, 2021 were primarily associated with actions taken to streamline the organization. There were no charges incurred during the three months ended March 28, 2020.

    There were no other material restructuring programs for the three months ended April 3, 2021. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $6.2 million liability for employee severance benefits is expected to be paid within the next year.

NOTE 17 – SEGMENT INFORMATION

    Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. As discussed in Note 8, as of March 1, 2021, the financial results and assets and liabilities of the RX business are classified as discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. The RX business assets held-for-sale are included below in the summary of total assets.

    The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	April 3, 2021	December 31, 2020
CSCA	$4,738.9	$4,585.1
CSCI	4,596.8	4,872.4
Held-for-sale	1,989.1	2,030.9
Total	$11,324.8	$11,488.4

	Three Months Ended
	April 3, 2021			March 28, 2020
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$640.5	$95.6	$12.9	$700.6	$122.1	$14.3
CSCI	369.5	17.4	40.3	382.7	25.0	38.3
Unallocated	—	(61.6)	—	—	(60.7)	—
Continuing Operations Total	$1,010.0	$51.4	$53.2	$1,083.3	$86.4	$52.6

Perrigo Company plc - Item 2
Executive Overview

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q and our Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2020 Form 10-K and Part II. Item 1A of this Form 10-Q.

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

In August 2018, we announced a plan to separate our RX business. On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris for total consideration of $1.55 billion, including $1.5 billion in cash and the assumption of more than $50.0 million in potential R&D milestone payments and contingent purchase obligations with third-party Rx partners. On March 8, 2021, we purchased an ANDA for a generic topical lotion for $53.3 million, which was the largest contingent purchase obligation to be assumed by Altaris and increased the cash consideration we will receive upon completion of the sale of the RX business to $1.55 billion. The transaction is subject to antitrust and other customary closing conditions and is expected to close in the third quarter of 2021.

The sale of the RX business will establish Perrigo as a pure-play consumer self-care company, which is an important step in our transformation plan and consistent with our vision. The financial results of the RX business, which were previously reported as part of our RX segment, have been classified as discontinued operations in the Condensed Consolidated Statements of Operations, and its assets and liabilities have been classified as held for sale for all periods presented. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to Item 1. Note 8 for additional information regarding discontinued operations.

Our Segments

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and oral self-care categories, and contract manufacturing) in the U.S., Mexico and Canada.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business primarily branded in Europe and Australia, our store brand business in the United Kingdom and parts of Europe and Asia, and our liquid licensed products business in the United Kingdom until it was disposed on June 19, 2020.

    Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Item 1. Note 2 and Note 17. For results by segment, see "Segment Results" below.

Perrigo Company plc - Item 2
Executive Overview

Highlights

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

    Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, increasing absenteeism, affecting the supply of raw materials and third party supplied finished goods, and preventing many of our employees from coming to work. We have responded to such impacts by, among other things, implementing protocols to protect the health of factory workers, adjusting production schedules, and seeking alternate suppliers where available, and so far, most of our facilities have continued to produce at high levels despite these challenges. However, while many jurisdictions are relaxing COVID-19 related restrictions, some jurisdictions have experienced new surges in COVID-19 cases or new strains of the virus and may implement new or renewed restrictions. In addition, as conditions worldwide continue to evolve, uncertainty remains about the timing of widespread availability and acceptance of vaccines and the efficacy of current vaccines against evolving strains of the virus. As such, if the pandemic continues or intensifies, it is possible that these or other challenges may begin having a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing potential impacts to our financial condition, supply chains and other operations, employees, results of operations, consumer demand for our products, and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to a number of uncertainties surrounding COVID-19.

During the three months ended April 3, 2021, our segments continued to experience a decline in net sales for cough and cold products in our upper respiratory and pain and sleeps aids categories, due to the very low incidence of cough and cold related illness this year. We believe the low incidence of cough and cold related illness is due to the social distancing measures and mask mandates still in place to combat spreading of the COVID-19 virus. We currently expect this impact to continue through the first half of 2021.

    Also, during the three months ended April 3, 2021, we incurred additional operating costs related to COVID-19, due primarily to increased material costs and increased costs driven by pandemic-related global supply chain disruptions. These costs are in addition to the costs related to the ongoing precautions implemented in 2020 to keep our employees safe as well as known increased material costs carried over from 2020. We expect these costs will continue throughout calendar year 2021. Given our financial strength, we expect to continue to maintain sufficient liquidity as we continue to manage through the pandemic.

    Moving forward, it is uncertain if the consumer and customer behavior surrounding COVID-19 that has impacted net sales will continue or change and if our incremental operating costs will continue or change. Any change will likely depend on the duration and severity of the COVID-19 pandemic, including if new strains of the virus become more prevalent, contagious or harmful, and each individual country's response to the pandemic. In addition, the dynamics we are experiencing now may continue or change as COVID-19 vaccines continue to be distributed. The impact of the current vaccination efforts on the evolution of the pandemic globally continues to remain uncertain at this time.

Perrigo Company plc - Item 2
Consolidated

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	April 3, 2021	March 28, 2020
Net sales	$1,010.0	$1,083.3
Gross profit	$368.4	$393.7
Gross profit %	36.5%	36.3%
Operating income	$51.4	$86.4
Operating income %	5.1%	8.0%

Total Net Sales by Segment for the Three Months Ended April 3, 2021

CSCA
63%
CSCI
37%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Three Months Ended April 3, 2021 vs. Three Months Ended March 28, 2020

Net sales decreased $73.3 million, or 7%, due to:
•$84.2 million, or 8%, net decrease due primarily to:
◦$59.0 million net decrease in the CSCA segment due primarily to a decrease of $50.0 million resulting from the pandemic-related pantry load benefit in the prior year quarter. A further decrease of $35.0 million in sales of products in our upper respiratory and pain and sleep aids categories resulted from the very low incidence of cough and cold related illness this year. These declines were partially offset by an increase of $23.8 million in sales from our acquisition of Dr. Fresh in April of 2020.
◦$25.2 million net decrease in the CSCI segment due primarily to a decrease of $33.0 million in sales of products in our upper respiratory category resulting from the very low incidence of cough and cold related illness this year. A further decrease of $23.0 million resulted from the pandemic-related pantry load benefit in the prior year quarter. These decreases were partially offset by the incremental impact of new product sales, positive pricing, and $8.5 million of sales from the acquisitions of the three Eastern European Brands in October 2020 and Dr. Fresh in April 2020.

•$10.9 million net increase due primarily to:
•$25.2 million increase primarily from favorable Euro foreign currency translation; partially offset by

Perrigo Company plc - Item 2
Consolidated

•$14.3 million decrease due to our divested Rosemont pharmaceuticals business previously included in our CSCI segment.

Operating income decreased $35.0 million, or 41%, due primarily to:

•$25.3 million decrease in gross profit due primarily to the decrease in net sales as described above. Gross profit as a percentage of net sales increased 20 basis points due primarily to favorable product mix; and
•$9.7 million increase in operating expenses due primarily to:
◦$6.5 million increase in selling, administration and R&D expenses due primarily to unfavorable foreign currency translation and increased employee-related expenses, partially offset by a decrease in advertising and promotion expenses; and
◦$1.7 million increase in restructuring expenses associated with actions taken to streamline the organization.

Recent Developments

Irish Revenue Notice of Amended Assessment

As described in more detail in Item 1. Note 14, on November 29, 2018, Irish Revenue issued a Notice of Amended Assessment (“NoA”) for the tax year ended December 31, 2013, in the amount of €1,643 million, and claiming tax payable in the amount of €1,636 million, not including any interest or applicable penalties. The NoA relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and related assets to Biogen Idec by Elan Pharma. We strongly believe that Elan Pharma’s tax position is correct and would ultimately be confirmed through judicial process. However, in light of the risks and delays inherent in any litigation, representatives of Perrigo met with representatives of Irish Revenue on March 18, 2021 and April 14, 2021, to explore whether there may be a path forward toward resolving the dispute. On April 26, 2021, Perrigo, through its tax adviser, made a without prejudice written offer of settlement to Irish Revenue detailing a possible framework for such a resolution, which applied an alternative basis of taxation than the respective positions taken by Irish Revenue in the NoA and by Elan Pharma in its tax returns. On May 11, 2021, a representative of Irish Revenue verbally indicated to Perrigo's tax adviser that the written settlement offer would not be accepted as presented and that a formal response would be transmitted in due course. Perrigo will review Irish Revenue's formal response to Perrigo's offer when received and expects further discussions and correspondence with Irish Revenue prior to the TAC hearing in November. There can be no assurances that any settlement is possible on terms acceptable to Perrigo. Unless and until a final settlement is reached, Elan Pharma will vigorously pursue its tax appeal before the TAC, concurrently with any settlement discussions that may occur. No payment of any additional tax will be required unless and until required by a settlement or other final determination.

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

    As described in more detail in Item 1. Note 14, Perrigo Company, our U.S. subsidiary ("Perrigo U.S."), is engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the heartburn medication omeprazole.

On May 7, 2020, we received final Notices of Proposed Adjustment ("NOPA") from the IRS regarding the deductibility of interest related to the IRS audit of Perrigo U.S. for the years ended June 28, 2014 and June 27, 2015. The NOPA capped the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum) on the stated ground that the loans were not negotiated on an arms’-length basis. On May 3, 2021, the IRS notified us that it will no longer pursue the 130% of AFR position as indicated in the NOPA due to a change in IRS policy. The new proposed adjustment, if any, will be provided by the IRS in its rebuttal to our Protest which we filed on February 26, 2021.

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

    On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. Our request for Competent Authority Assistance with the IRS, which we made on April 14, 2020, was accepted. An opening conference with the IRS was held on May 6, 2021, and an opening conference with Irish Revenue is

Perrigo Company plc - Item 2
Consolidated

scheduled for July 23, 2021 (refer to Item 1. Note 14).

Israeli Notice of Assessment

On December 29, 2020, we received a Stage A assessment from the Israeli Tax Authority for the tax years ended December 31, 2015 through December 31, 2017 in the amount of $63.8 million relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. We timely filed our protest on March 11, 2021 to move the matter to Stage B of the assessment process. We strongly disagree with the assessment and will pursue all available administrative and judicial remedies necessary (refer to Item 1. Note 14).

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•During the first quarter of 2021, net sales of cough and cold products decreased as a result of the very low incidence of cough and cold related illness this year. We believe the very low incidence of cough and cold related illness is attributed to social distancing and mask mandates put in place to combat the spread of COVID-19. With social distancing and mask mandates continuing, we currently anticipate that we will continue to experience lower demand for cough, cold and certain pain products through the first half of 2021. However, increased foot traffic at our retail customers suggests normalizing consumer purchasing routines could be expected in the second half of 2021.

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	April 3, 2021	March 28, 2020
Net sales	$640.5	$700.6
Gross profit	$194.5	$213.8
Gross profit %	30.4%	30.5%
Operating income	$95.6	$122.1
Operating income %	14.9%	17.4%

Three Months Ended April 3, 2021 vs. Three Months Ended March 28, 2020

Net sales decreased $60.1 million, or 9%, due primarily to:

•$59.0 million, or 8%, net decrease due primarily to a decrease of $50.0 million resulting from the pandemic-related pantry load benefit in the prior year quarter. A further decrease of $35.0 million in sales of products in our upper respiratory and pain and sleep aids categories resulted from the very low incidence of cough and cold related illness this year. These declines were partially offset by an increase in sales of $23.8 million from our acquisition of Dr. Fresh in April of 2020.

◦In OTC, the net sales decrease of $71.9 million was due primarily to a decrease of $50.0 million resulting from the pandemic-related pantry load benefit in the prior year quarter. There was an additional $35.0 million decrease in sales of products in our upper respiratory and pain and sleep aids categories resulting from the very low incidence of cough and cold related illness this year. These decreases were partially offset by the following: strong e-commerce growth as consumers continued to shift purchases to online where we have greater market share than in-store, growth in the branded OTC product portfolio led by Prevacid® and ScarAway®, growth in the digestive health category due primarily to favorable consumer conversion to our OTC products and the incremental new product sales from Esomeprazole Mini, and higher demand in the minoxidil franchise driving growth in our skincare and personal hygiene category.

Perrigo Company plc - Item 2
CSCA

◦Nutrition net sales decreased $8.9 million due primarily to the pandemic-related pantry load benefit in the prior year quarter and an increase in governmental benefits that led to a decline in store brand market share. These declines were partially offset by growth in e-commerce and contract manufacturing sales.
◦Net sales in our oral self-care category increased $18.4 million due primarily to the acquisition of Dr. Fresh in April 2020 of $23.8 million, growth in e-commerce activity, and the incremental impact of new product sales. These increases were more than offset by a decrease in demand for travel-related products related to COVID-19, and a decline in sales due to timing of customer orders.

Operating income decreased $26.5 million, or 22%, due primarily to:

•$19.3 million decrease in gross profit due primarily to the decrease in net sales as described above, higher input costs on certain products, and unfavorable plant overhead absorption due primarily to lower production volumes compared to the prior year pandemic-related pantry load benefit. Gross profit as a percentage of net sales decreased 10 basis points due primarily to the unfavorable plant overhead absorption described above and normal pricing pressure, partially offset by favorable product mix; and
•$7.2 million increase in operating expenses due primarily to the inclusion of Dr. Fresh expenses, and an increase in R&D expense for continued innovation.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•During the first quarter of 2021, net sales of cough and cold products decreased as a result of the very low incidence of cough and cold related illness this year. We believe the very low incidence of cough and cold related illness is attributed to social distancing and mask mandates put in place to combat the spread of COVID-19. With social distancing and mask mandates continuing, we currently anticipate that we will continue to experience lower demand for cough and cold products through the first half of 2021.

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	April 3, 2021	March 28, 2020
Net sales	$369.5	$382.7
Gross profit	$173.9	$179.9
Gross profit %	47.1%	47.0%
Operating income	$17.4	$25.0
Operating income %	4.7%	6.5%

Three Months Ended April 3, 2021 vs. Three Months Ended March 28, 2020

Net sales decreased $13.2 million, or 3%, due to:
•$25.2 million, or 7%, net decrease due primarily to a decrease of $33.0 million in sales of products in our upper respiratory category resulting from the very low incidence of cough and cold related illness this year. A further decrease of $23.0 million resulted from the pandemic-related pantry load benefit in the prior year quarter. Also, lower consumer demand for anti-parasite products in the skincare and personal hygiene category due primarily to COVID-19 related school closings and limited travel. These decreases were partially offset by the following: the incremental impact of new product sales, including line extensions in the ACO dermatology product line and in the Davitamon and Granufink VMS product lines, as well as positive pricing, $8.5 million of sales related to the acquisitions of the three Eastern European Brands in October 2020 and Dr. Fresh in April 2020, and higher net sales in the pain and sleep aids category; partially offset by

•$11.9 million increase due primarily to:

Perrigo Company plc - Item 2
CSCI

◦$26.2 million increase from favorable foreign currency translation primarily related to the Euro; partially offset by
◦$14.3 million decrease due to our divested Rosemont pharmaceuticals business.

Operating income decreased $7.6 million, or 30%, due to:

•$6.0 million decrease in gross profit due primarily to the decrease in net sales as described above, partially offset by greater operating efficiencies. Gross profit as a percentage of net sales increased 10 basis points due primarily to greater operating efficiencies, partially offset by unfavorable product mix; and

•$1.6 million increase in operating expenses due primarily to unfavorable Euro foreign currency translation, and an increase in employee-related costs, partially offset by a decrease in advertising and promotion expenses.

Unallocated Expenses

    Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended
April 3, 2021	March 28, 2020
$61.6	$60.7

    The increase of $0.9 million in unallocated expenses during the three months ended April 3, 2021 compared to the prior year period was due primarily to an increase in employee-related expenses, partially offset by a decrease in expenses due to our current Project Momentum cost savings initiative and higher indirect costs in the prior year period relating to the RX business.

Change in Financial Assets, Interest expense, net, and Other (income) expense (Consolidated)

	Three Months Ended
(in millions)	April 3, 2021	March 28, 2020
Change in financial assets	$—	$(1.6)
Interest expense, net	$32.0	$28.9
Other (income) expense, net	$2.4	$1.7

Change in Financial Assets

    During the year ended December 31, 2020, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement between the parties, did not exceed the 2020 global net sales threshold. Therefore, we were not entitled to receive the remaining contingent milestone payment. As of December 31, 2020, there are no contingent milestone payments outstanding.

    During the three months ended March 28, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $1.6 million to $96.9 million, driven by higher volatility, higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out (refer to Item 1. Note 6).

Interest Expense, Net

    The $3.1 million increase for the three months ended April 3, 2021, compared to the prior year period was due primarily to a reduction in interest income received.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

    The effective tax rates were as follows:

Three Months Ended
April 3, 2021	March 28, 2020
84.0%	(0.4)%

    The effective tax rate for the three months ended April 3, 2021 increased compared to the prior period primarily due to the prior period benefits for reductions to the U.S. valuation allowance and the U.S. Coronavirus Aid, Relief, and Economic Security ("CARES") Act, enacted in the first quarter of 2020, plus the current period net tax expense on intra-entity transfers of intellectual property.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the Notice of Assessment ("NoA") and the Notices of Proposed Adjustment ("NOPAs"), the current COVID-19 pandemic, and other contingencies. We note that no payment of the additional amounts assessed by Irish Revenue pursuant to the NoA or proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a settlement or other final determination of the matter is reached that is adverse to us (refer to Item 1. Note 14 for additional information on the NoA and NOPAs). Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NoA, the NOPAs, the COVID-19 pandemic or other contingencies have a material impact on our capital requirements. Furthermore, upon completion of the sale of the RX business, which we expect to occur in the third quarter of 2021, we will receive $1.55 billion in cash. We are currently evaluating alternative uses for the anticipated increase in cash.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

Millions $
$470.9
$1,067.6
$631.5
$910.0
April 3, 2021
December 31, 2020
Cash and cash equivalents
Working capital *

* Working capital represents current assets less current liabilities, excluding cash and cash equivalents, assets and liabilities held for sale, and excluding current indebtedness.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Operating Activities

Three Months Ended
$171.8
Millions $
$0.2
$(171.6)
April 3, 2021
March 28, 2020
2021 vs 2020

    The $171.6 million decrease in operating cash inflow was due primarily to:

•$119.7 million decrease in cash flow from the change in inventory, due primarily to higher inventory levels from reduced first quarter sales in CSCA, CSCI and discontinued operations compared to the prior year period, and the build up of inventory levels to support customer demands in the CSCA and CSCI segments;
•$65.6 million decrease in cash flow from the change in net earnings after adjustments for items including deferred income taxes, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, and depreciation and amortization;
•$35.3 million decrease in cash flow from the change in accounts payable, due primarily to the timing of payments and mix of payment terms;
•$29.1 million decrease in cash flow from the change in accrued customer programs, due primarily to pricing dynamics as well as timing of rebate and chargeback payments related to our discontinued operations; and
•$27.5 million decrease in cash flow from the change in accrued payroll and related taxes, due primarily to the increase in annual management and employee bonus payments compared to the prior year period; partially offset by
•$37.3 million increase in cash flow from the change in accounts receivable, due primarily to timing of sales and receipt of payments;
•$29.0 million increase in cash flow from the change in other current assets, due primarily to fair value changes in our hedging instruments;
•$23.2 million increase in cash flow from the change in accrued income taxes, due primarily to a refund received in the current year period; and
•$18.7 million increase in cash flow from the change in prepaid expenses, due primarily to a decrease in our directors and officers prepaid insurance and annual prepaid expenses compared to the prior year period.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Investing Activities
    The $39.2 million increase in cash used in investing cash flow was due primarily to:

•$37.6 million decrease in cash due to the increase in spending on asset acquisitions, primarily related to the payment for an ANDA for a generic topical gel for $16.4 million and the purchase of an ANDA for a generic topical lotion for $53.3 million, offset by prior year acquisitions for the Steripod® brand for $25.1 million and the Dexsil® brand for approximately $8.0 million (refer to Item 1. Note 3); and

•$11.6 million decrease in cash due to the change in capital spending, primarily to increase tablet and infant formula capacity and for software and technology initiatives; partially offset by

•$11.3 million increase in cash due to the absence of the deposit paid for the acquisition of Dr. Fresh (refer to Item 1. Note 3).

Cash Generated by (Used in) Financing Activities
    The $108.0 million decrease in financing cash flow was due primarily to:

•$102.0 million decrease due to the absence of the borrowing on the revolving credit agreement in the prior year period; and
•$1.7 million decrease in cash due to an increase in dividend payments.

Dividends

    The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Share Repurchases

    In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three months ended April 3, 2021 or March 28, 2020.

Borrowings and Capital Resources

Revolving Credit Agreements

    On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of April 3, 2021 or December 31, 2020.

Term Loans and Notes

    We had $2.9 billion outstanding under our notes and bonds as of both April 3, 2021 and December 31, 2020. We had $600.0 million outstanding under our 2019 Term Loan as of both April 3, 2021 and December 31, 2020.

Other Financing

    On June 17, 2020, we incurred debt of $34.3 million related to our equity method investment in Kazmira pursuant to two Promissory Notes, with $3.7 million, $5.8 million and $24.8 million to be settled in November 2020, May 2021 and November 2021, respectively. On December 8, 2020, we repaid the $3.7 million balance due on the November 2020 portion of the Promissory Notes.

Overdraft Facilities

    We have overdraft facilities available that we use to support our cash management operations. There were no borrowings outstanding under the facilities as of April 3, 2021 or December 31, 2020.

Leases

    We had $184.8 million and $187.7 million of lease liabilities and $181.9 million and $184.5 million of lease assets as of April 3, 2021 and December 31, 2020, respectively.

Accounts Receivable Factoring

    The total amount factored on a non-recourse basis and excluded from accounts receivable was $3.4 million and $6.9 million at April 3, 2021 and December 31, 2020, respectively.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

    We are in compliance with all covenants under our debt agreements as of April 3, 2021 (refer to Item 1. Note 10 and Note 11 for more information on all of the above lease activity and debt facilities, respectively).

Credit Ratings

    Our credit ratings on April 3, 2021 were Baa3 (negative), BBB- (negative), and BBB- (negative) by Moody's Investors Service, S&P Global Ratings, and Fitch Ratings Inc., respectively.

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

Off-Balance Sheet Arrangements
    We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources. We acquire and collaborate on potential products still in development and enter into R&D arrangements with third parties that often require milestone payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of the product. Because of the contingent nature of these payments, they are not included in our table of contractual obligations.
Contractual Obligations and Commitments

    There were no material changes in contractual obligations as of April 3, 2021 from those provided in our 2020 Form 10-K.

Significant Accounting Policies

    Other than the adoption of ASU 2019-12: Income taxes (refer to Item 1. Note 14), there have been no material changes to the significant accounting policies as disclosed in our 2020 Form 10-K.

Critical Accounting Estimates

    The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting estimates as disclosed in our 2020 Form 10-K.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2020 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of April 3, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be

Perrigo Company plc - Item 4
Controls and Procedures

included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of April 3, 2021. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of April 3, 2021. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the three months ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    Refer to Item 1. Note 14 and Item 1. Note 15 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

    Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

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

10.1
Amended and Restated Employment Agreement, effective as of March 1, 2021, by and between Perrigo Management Company and Murray S. Kessler (incorporated by reference from Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on March 1, 2021).

10.2
Stock and Asset Purchase Agreement, by and between the Company and Vestas Pharma LLC, dated as of March 1, 2021 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021).

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

PERRIGO COMPANY PLC
(Registrant)

Date:	May 12, 2021	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 12, 2021	/s/ Raymond P. Silcock
Raymond P. Silcock
Chief Financial Officer
(Principal Accounting and Financial Officer)