Form 10-Q
period 2021-07-03
PERRIGO Co plc
filed 2021-08-11
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 3, 2021

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
 ☐  Yes  ☒ No
As of August 6, 2021, there were 133,714,781 ordinary shares outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: the effect of the novel coronavirus (COVID-19) pandemic and the associated economic downturn and supply chain impacts on the Company's business; the timing, amount and cost of any share repurchases; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; downward pricing pressures from customers and consumers, and upward pricing pressures from suppliers and service providers; resolution of uncertain tax positions, including the Company's appeal of the Notice of Assessment ("NoA") issued by the Irish Office of the Revenue Commissioners (“Irish Revenue”) and the Notices of Proposed Adjustment ("NOPAs") issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceeding could have on operating results, cash flows and liquidity; potential third-party claims and litigation, including litigation relating to alleged price-fixing in the generic pharmaceutical industry, alleged class action and individual securities law claims, and alleged product liability claims and litigation relating to uncertain tax positions, including the NoA and NOPAs; developments relating to ongoing or future settlement discussions relating to any such claims or litigation; potential impacts of ongoing or future government investigations and regulatory initiatives; potential costs and reputational impact of product recalls and sales halts; the impact of tax reform legislation and healthcare policy; general economic conditions; fluctuations in currency exchange rates and interest rates; the success of the RX business sale, including the ability to achieve the expected benefits thereof, the risks that potential costs or liabilities incurred or retained in connection with the transaction may exceed the Company's estimates or adversely affect the Company's business or operations; the consummation and success of other announced acquisitions or dispositions, and the Company's ability to realize the desired benefits thereof; the Company’s ability to remain in compliance with its debt covenants, and our ability to execute and achieve the desired benefits of announced cost-reduction efforts, and strategic and other initiatives. An adverse result with respect to our appeal of any material outstanding tax assessments or litigation, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. Moreover, current volatility levels in our business and consumer behavior, in part related to the COVID-19 pandemic, can make planning difficult and projections uncertain, and such difficulty and uncertainty could increase if volatility worsens. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2020, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$981.1	$948.8	$1,991.1	$2,032.0
Cost of sales	632.1	601.6	1,273.7	1,291.1
Gross profit	349.0	347.2	717.4	740.9

Operating expenses
Distribution	24.1	19.8	45.8	40.0
Research and development	33.0	30.4	64.1	58.3
Selling	139.8	119.3	275.2	258.9
Administration	110.4	114.3	237.6	233.9
Impairment charges	158.6	—	158.6	—
Restructuring	9.0	0.7	10.7	0.7
Total operating expenses	474.9	284.5	792.0	591.8

Operating income (loss)	(125.9)	62.7	(74.6)	149.1

Change in financial assets	—	(2.1)	—	(3.7)
Interest expense, net	31.6	32.2	63.6	61.1
Other (income) expense, net	(0.4)	17.1	1.9	18.8
Income (loss) from continuing operations before income taxes	(157.1)	15.5	(140.1)	72.9
Income tax expense (benefit)	(45.2)	3.1	(31.0)	2.8
Income (loss) from continuing operations	(111.9)	12.4	(109.1)	70.1
Income from discontinued operations, net of tax	54.2	48.2	89.5	96.9
Net income (loss)	$(57.7)	$60.6	$(19.6)	$167.0

Earnings (loss) per share
Basic
Continuing operations	$(0.84)	$0.09	$(0.82)	$0.52
Discontinued operations	0.41	0.35	0.67	0.71
Basic earnings per share	$(0.43)	$0.44	$(0.15)	$1.23
Diluted
Continuing operations	$(0.84)	$0.09	$(0.82)	$0.51
Discontinued operations	0.41	0.35	0.67	0.71
Diluted earnings per share	$(0.43)	$0.44	$(0.15)	$1.22

Weighted-average shares outstanding
Basic	133.6	136.4	133.4	136.3
Diluted	133.6	137.5	133.4	137.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$(57.7)	$60.6	$(19.6)	$167.0
Other comprehensive income (loss):
Foreign currency translation adjustments	32.5	86.7	(79.1)	(5.5)
Change in fair value of derivative financial instruments, net of tax	(1.3)	(0.7)	(7.3)	(10.1)
Change in post-retirement and pension liability, net of tax	(0.8)	(1.2)	(1.5)	(3.1)
Other comprehensive income (loss), net of tax	30.4	84.8	(87.9)	(18.7)
Comprehensive income (loss)	$(27.3)	$145.4	$(107.5)	$148.3
See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	July 3, 2021	December 31, 2020
Assets
Cash and cash equivalents	$317.5	$631.5
Accounts receivable, net of allowance for credit losses of $7.7 and $6.5, respectively	620.2	593.5
Inventories	1,115.9	1,059.4
Prepaid expenses and other current assets	277.3	182.2
Current assets held for sale	2,089.3	666.9
Total current assets	4,420.2	3,133.5
Property, plant and equipment, net	833.8	864.6
Operating lease assets	171.3	154.7
Goodwill and indefinite-lived intangible assets	3,063.1	3,102.7
Definite-lived intangible assets, net	2,313.8	2,481.5
Deferred income taxes	49.0	40.6
Non-current assets held for sale	—	1,364.0
Other non-current assets	379.1	346.8
Total non-current assets	6,810.1	8,354.9
Total assets	$11,230.3	$11,488.4
Liabilities and Shareholders’ Equity
Accounts payable	$402.4	$451.6
Payroll and related taxes	106.2	152.9
Accrued customer programs	132.6	128.5
Other accrued liabilities	235.5	183.1
Accrued income taxes	9.4	9.0
Current indebtedness	630.1	37.3
Current liabilities held for sale	468.3	419.6
Total current liabilities	1,984.5	1,382.0
Long-term debt, less current portion	2,925.8	3,527.6
Deferred income taxes	254.9	276.2
Non-current liabilities held for sale	—	108.3
Other non-current liabilities	554.0	539.2
Total non-current liabilities	3,734.7	4,451.3
Total liabilities	5,719.2	5,833.3
Commitments and contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,081.7	7,118.2
Accumulated other comprehensive income	307.1	395.0
Retained earnings (accumulated deficit)	(1,877.7)	(1,858.1)
Total shareholders’ equity	5,511.1	5,655.1
Total liabilities and shareholders' equity	$11,230.3	$11,488.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	133.6	133.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2019	136.1	$7,359.9	$139.4	$(1,695.5)	$5,803.8
Net income	—	—	—	106.4	106.4
Other comprehensive loss	—	—	(103.5)	—	(103.5)
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	0.8	—	—	0.8
Compensation for restricted stock	—	15.4	—	—	15.4
Cash dividends, $0.23 per share	—	(30.9)	—	—	(30.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.6)	—	—	(5.6)
Balance at March 28, 2020	136.3	$7,339.6	$35.9	$(1,589.1)	$5,786.4

Net income	—	—	—	60.6	60.6
Other comprehensive income	—	—	84.8	—	84.8
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	0.4	—	—	0.4
Compensation for restricted stock	—	13.1	—	—	13.1
Cash dividends, $0.23 per share	—	(31.0)	—	—	(31.0)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(3.9)	—	—	(3.9)
Balance at June 27, 2020	136.5	$7,318.2	$120.7	$(1,528.5)	$5,910.4

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2020	133.1	$7,118.2	$395.0	$(1,858.1)	$5,655.1
Net income	—	—	—	38.1	38.1
Other comprehensive loss	—	—	(118.3)	—	(118.3)
Restricted stock plan	0.6	—	—	—	—
Compensation for stock options	—	0.4	—	—	0.4
Compensation for restricted stock	—	24.6	—	—	24.6
Cash dividends, $0.24 per share	—	(32.6)	—	—	(32.6)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(9.3)	—	—	(9.3)
Balance at April 3, 2021	133.5	$7,101.3	$276.7	$(1,820.0)	$5,558.0

Net loss	—	—	—	(57.7)	(57.7)
Other comprehensive income	—	—	30.4	—	30.4
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	0.2	—	—	0.2
Compensation for restricted stock	—	13.9	—	—	13.9
Cash dividends, $0.24 per share	—	(32.5)	—	—	(32.5)
Shares withheld for payment of employees' withholding tax liability	—	(1.2)	—	—	(1.2)
Balance at July 3, 2021	133.6	$7,081.7	$307.1	$(1,877.7)	$5,511.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash Flows From (For) Operating Activities
Net income (loss)	$(19.6)	$167.0
Adjustments to derive cash flows:
Depreciation and amortization	165.3	187.8
Loss (Gain) on sale of business	—	17.4
Share-based compensation	39.1	29.7
Impairment charges	158.6	—
Change in financial assets	—	(3.7)
Restructuring charges	10.7	1.1
Deferred income taxes	(25.4)	11.7
Amortization of debt premium	(1.4)	(1.3)
Other non-cash adjustments, net	18.8	(11.5)
Subtotal	346.1	398.2
Increase (decrease) in cash due to:
Accounts receivable	(108.2)	227.9
Inventories	(106.0)	(38.6)
Prepaid expenses	1.8	(32.4)
Accounts payable	(22.5)	(21.6)
Payroll and related taxes	(61.1)	(20.4)
Accrued customer programs	4.3	(31.9)
Accrued liabilities	(32.1)	(7.9)
Accrued income taxes	(135.6)	(12.8)
Other, net	31.2	2.2
Subtotal	(428.2)	64.5
Net cash from (for) operating activities	(82.1)	462.7
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	1.9	2.4
Purchase of equity method investment	—	(15.0)
Acquisitions of businesses, net of cash acquired	—	(106.0)
Asset acquisitions	(70.6)	(32.8)
Additions to property, plant and equipment	(68.4)	(60.1)
Net proceeds from sale of business	—	187.8
Other investing, net	1.3	2.0
Net cash from (for) investing activities	(135.8)	(21.7)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	—	743.8
Borrowings (repayments) of revolving credit agreements and other financing, net	(5.8)	1.6
Deferred financing fees	—	(5.0)
Cash dividends	(65.1)	(61.9)
Other financing, net	(13.5)	(11.7)
Net cash from (for) financing activities	(84.4)	666.8
Effect of exchange rate changes on cash and cash equivalents	(3.2)	(5.8)
Net increase (decrease) in cash and cash equivalents	(305.5)	1,102.0
Cash and cash equivalents of continuing operations, beginning of period	631.5	344.5
Cash and cash equivalents held for sale, beginning of period	10.0	9.8
Less cash and cash equivalents held for sale, end of period	(18.5)	(18.7)
Cash and cash equivalents of continuing operations, end of period	$317.5	$1,437.6

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

On March 1, 2021, we announced a definitive agreement to sell our generic RX Pharmaceuticals business ("RX business") to Altaris Capital Partners, LLC ("Altaris"). On July 6, 2021, we completed the sale of the RX business. The financial results of our RX business, which were previously reported in our Prescription Pharmaceuticals ("RX") segment, have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of our RX business are reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets for all periods presented. Refer to Note 8 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to the unaudited Condensed Consolidated Financial Statements relate to our continuing operations.

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

Perrigo Company plc - Item 1
Note 1

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
The following table presents the allowance for credit losses activity (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Beginning balance	$9.1	$6.2	$6.5	$6.0
Provision for credit losses, net	0.4	0.1	3.7	0.7
Receivables written-off	(0.6)	(0.9)	(0.9)	(1.1)
Recoveries collected	—	—	—	—
Transfer to held for sale	(1.4)	—	(1.4)	—
Currency translation adjustment	0.2	0.1	(0.2)	(0.1)
Ending balance	$7.7	$5.5	$7.7	$5.5

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
U.S.	$590.3	$604.0	$1,201.6	$1,274.6
Europe(2)	348.1	311.8	704.1	684.4
All other countries(3)	42.7	33.0	85.4	73.0
Total net sales	$981.1	$948.8	$1,991.1	$2,032.0

(1) Derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $5.3 million and $9.8 million for the three and six months ended July 3, 2021 respectively, and $7.8 million and $11.5 million for the three and six months ended June 27, 2020, respectively.
(3) Includes net sales generated primarily in Mexico, Australia and Canada.

Perrigo Company plc - Item 1
Note 2

Product Category

The following is a summary of our net sales by category (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
CSCA(1)
Upper respiratory	$102.4	$116.7	$216.4	$271.3
Digestive health	110.4	112.1	223.9	219.0
Nutrition	95.6	88.6	187.6	190.8
Pain and sleep-aids	87.1	97.7	179.5	218.1
Oral self-care	74.5	63.2	148.2	118.5
Healthy lifestyle	63.6	81.5	139.1	167.3
Skincare and personal hygiene	52.9	42.9	106.2	89.6
Vitamins, minerals, and supplements	8.4	6.4	16.2	12.8
Other CSCA(2)	27.4	18.6	45.7	40.8
Total CSCA	622.3	627.7	1,262.8	1,328.2
CSCI
Skincare and personal hygiene	112.4	97.6	219.4	192.3
Vitamins, minerals, and supplements	49.1	38.5	108.1	87.0
Healthy lifestyle	48.0	40.5	98.3	84.1
Pain and sleep-aids	47.3	40.2	96.3	87.0
Upper respiratory	42.6	45.5	85.5	129.6
Oral self-care	22.5	20.4	48.0	43.6
Digestive health	9.7	5.1	18.2	11.1
Other CSCI(3)	27.2	33.3	54.5	69.1
Total CSCI	358.8	321.1	728.3	703.8
Total net sales	$981.1	$948.8	$1,991.1	$2,032.0

(1) Includes net sales from our OTC contract manufacturing business.
(2) Consists primarily of diagnostic and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.
(3) Consists primarily of our distribution business and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $69.8 million and $132.9 million for the three and six months ended July 3, 2021, respectively and $64.5 million and $113.7 million for the three and six months ended June 27, 2020, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	July 3, 2021	December 31, 2020
Short-term contract assets	Prepaid expenses and other current assets	$22.4	$19.7

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

The addition of these market-leading OTC brands complements our already robust skincare portfolio and adds scale to our Eastern European business. The acquisition also serves as another step for Perrigo’s CSCI growth plans and provides new opportunities for self-care revenue synergy in the European markets. The operating results of the brands are reported within our CSCI segment. The acquisition of the Eastern European Brands was accounted for as a business combination and has been reported in our Consolidated Statements of Operations as of the acquisition date.

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

Perrigo Company plc - Item 1
Note 3

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the acquisitions of Dr. Fresh and the Eastern European Brands occurred on January 1, 2019, and had been combined with the results reported in our Condensed Consolidated Statements of Operations for all periods presented (in millions):

	Three Months Ended	Six Months Ended
(Unaudited)	June 27, 2020	June 27, 2020
Net sales	$955.0	$2,074.1
Income from continuing operations	$17.6	$80.2

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

Acquisitions During the Six Months Ended June 27, 2020

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

Divestitures During the Six Months Ended June 27, 2020

Rosemont Pharmaceuticals Business

On June 19, 2020, we completed the sale of our U.K.-based Rosemont Pharmaceuticals business, a generic prescription pharmaceuticals manufacturer focused on liquid medicines, to a U.K.-headquartered private equity firm for cash consideration of £155.6 million (approximately $195.0 million). The sale resulted in a pre-tax loss of $17.4 million during the three and six months ended June 27, 2020, $1.3 million during the three months ended September 26, 2020 and $2.4 million during the three months ended December 31, 2020. These losses were recorded in our CSCI segment in Other (income) expense, net on the Consolidated Statements of Operations. These losses included professional fees and a $46.4 million write-off of foreign currency translation adjustment from Accumulated other comprehensive income.

Perrigo Company plc - Item 1
Note 4

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2020	Purchase accounting adjustments	Impairments	Currency translation adjustments	July 3, 2021
CSCA(1)	$1,905.0	$2.4	$(6.1)	$(0.1)	$1,901.2
CSCI(2)	1,190.7	(2.4)	—	(32.7)	1,155.6
Total goodwill	$3,095.7	$—	$(6.1)	$(32.8)	$3,056.8

(1) We had no accumulated goodwill impairments as of December 31, 2020 and $6.1 million as of July 3, 2021.
(2) We had accumulated goodwill impairments of $868.4 million as of December 31, 2020 and July 3, 2021.

CSCA Reporting Unit Goodwill

On May 18, 2021, we announced a definitive agreement to sell our Mexico and Brazil-based OTC businesses ("Latin American businesses"), both within our CSCA segment, to Advent International. As a result, we prepared a goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment of $6.1 million within our CSCA segment during the three months ended July 3, 2021 (refer to Note 6 and Note 9).

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	July 3, 2021		December 31, 2020
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.6	$—	$4.3	$—
In-process research and development	2.7	—	2.7	—
Total indefinite-lived intangibles	$6.3	$—	$7.0	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$69.4	$51.7	$74.8	$55.4
Developed product technology, formulations, and product rights	302.0	184.5	303.3	177.3
Customer relationships and distribution networks	1,877.9	863.7	1,920.5	823.7
Trademarks, trade names, and brands	1,534.0	369.6	1,581.5	342.2
Non-compete agreements	2.1	2.1	2.9	2.9
Total definite-lived intangibles	$3,785.4	$1,471.6	$3,883.0	$1,401.5
Total intangible assets	$3,791.7	$1,471.6	$3,890.0	$1,401.5

We recorded amortization expense of $53.4 million and $106.6 million for the three and six months ended July 3, 2021, respectively, and $51.6 million and $104.2 million for the three and six months ended June 27, 2020, respectively.

Perrigo Company plc - Item 1
Note 5

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	July 3, 2021	December 31, 2020
Finished goods	$607.5	$574.1
Work in process	241.0	220.4
Raw materials	267.4	264.9
Total inventories	$1,115.9	$1,059.4

NOTE 6 – FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	July 3, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$1.6	$—	$—	$2.5	$—	$—
Foreign currency forward contracts	—	5.7	—	—	9.8	—
Cross-currency swap	—	4.2	—	—	6.3	—
Total assets	$1.6	$9.9	$—	$2.5	$16.1	$—

Liabilities:
Foreign currency forward contracts	$—	$2.7	$—	$—	$7.9	$—
Total liabilities	$—	$2.7	$—	$—	$7.9	$—

Measured at fair value on a non-recurring basis:
Assets:
Assets held for sale, net(1)	$—	$—	$1,621.0	$—	$—	$—
Total assets	$—	$—	$1,621.0	$—	$—	$—

(1)     We measured the assets held for sale for impairment purposes and recorded a total impairment of $158.6 million (refer to Note 9).

There were no transfers within Level 3 fair value measurements during the three and six months ended July 3, 2021 or the year ended December 31, 2020.

Perrigo Company plc - Item 1
Note 6

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

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone (in millions):

	Three Months Ended	Six Months Ended
	June 27, 2020	June 27, 2020
Beginning balance	$96.9	$95.3
Change in fair value	2.1	3.7
Ending balance	$99.0	$99.0

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

Three Months Ended
June 27, 2020
Volatility	37.5%
Rate of return	6.91%

During the three and six months ended June 27, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $2.1 million and $3.7 million,respectively, to $99.0 million, driven by higher volatility, higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out. As of December 31, 2020, there were no contingent milestone payments outstanding and, accordingly, no asset recorded in the Condensed Consolidated Balance Sheet.

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Goodwill

During the three months ended July 3, 2021, as a result of our definitive agreement to sell our Latin American businesses, we prepared a goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment in the CSCA segment (refer to Note 4).

Assets held for sale, net

During the three months ended July 3, 2021, as a result of our definitive agreement to sell our Latin American businesses, we prepared an impairment test on the net assets held for sale related to this business. We determined the carrying value of the net assets held for sale exceed the fair value less cost to sell and recorded an impairment in the CSCA segment (refer to Note 9).

Perrigo Company plc - Item 1
Note 6

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	July 3, 2021		December 31, 2020
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,760.0	$—	$2,760.0	$—
Fair value	$2,946.3	$—	$3,031.1	$—

Private placement note
Carrying value (excluding premium)	$—	$160.2	$—	$164.9
Fair value	$—	$172.0	$—	$177.5

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

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	July 3, 2021	December 31, 2020
Fair value method	Prepaid expenses and other current assets	$1.6	$2.5
Fair value method(1)	Other non-current assets	$1.7	$1.9
Equity method	Other non-current assets	$69.1	$69.8

(1)     Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended		Six Months Ended
Measurement Category	Income Statement Location	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Fair value method	Other (income) expense, net	$0.9	$(0.4)	$0.9	$2.5
Equity method	Other (income) expense, net	$—	$(0.8)	$0.7	$(1.5)

NOTE 8 – DISCONTINUED OPERATIONS

Our discontinued operations primarily consist of our RX segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “RX business”).

On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris. On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion, subject to customary adjustments for cash, debt, working capital and certain transaction expenses. The consideration includes approximately $53.0 million of reimbursements which Altaris will be required to deliver in cash to Perrigo pursuant to the terms of the Agreement.

Perrigo Company plc - Item 1
Note 8

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

Under the terms of the agreement, we will provide transition services for up to 24 months after the close of the transaction and also enter into a reciprocal supply agreement pursuant to which Perrigo will supply certain products to the RX business and the RX business will supply certain products to Perrigo. The supply agreements have a term of four years, extendable up to seven years by the party who is the purchaser of the products under such agreement. We will also extend distribution rights to the RX business for certain OTC products owned and manufactured by Perrigo that may be fulfilled through pharmacy channels, in return for a share of the net profits.

The agreement provides that Perrigo will retain certain pre-closing liabilities arising out of antitrust (refer to Note 16 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, the buyer's obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on the buyer's obligation of $50.0 million.

Income from discontinued operations, net of tax was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$204.5	$270.4	$404.5	$528.1
Cost of sales	119.9	180.6	258.2	346.4
Gross profit	84.6	89.8	146.3	181.7

Operating expenses
Distribution	2.8	3.8	6.1	7.8
Research and development	17.3	16.4	30.6	30.1
Selling	8.8	7.4	16.2	14.7
Administration	12.4	8.1	30.6	14.5
Restructuring	—	0.4	—	0.4
Other operating expense (income)	0.5	(0.9)	(0.4)	0.2
Total operating expenses	41.8	35.2	83.1	67.7

Operating income (loss)	$42.8	$54.6	63.2	114.0

Interest expense, net	0.2	1.1	0.8	2.5
Other (income) expense, net	(0.2)	(2.9)	(1.7)	(2.1)
Income before income taxes	42.8	56.4	64.1	113.6
Income tax expense (benefit)	(11.4)	8.2	(25.4)	16.7
Income from discontinued operations, net of tax	$54.2	$48.2	$89.5	$96.9

During the three and six months ended July 3, 2021, we incurred $2.4 million and $11.7 million, respectively, of separation costs related to the sale of the RX business, which are recorded in administration expenses.

Perrigo Company plc - Item 1
Note 8
Select cash flow information related to discontinued operations was as follows (in millions):

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$15.3	$48.2

Cash flows from discontinued operations investing activities:
Asset acquisitions	$(69.7)	$(0.1)
Additions to property, plant and equipment	$(6.1)	$(5.6)

Asset acquisitions related to discontinued operations consisted of two ANDAs purchased under a contractual arrangement entered into on May 15, 2015 with a third party that specializes in research and development and obtaining approval for various drug candidates to develop specific products. On December 31, 2020, we purchased an ANDA for a generic topical gel for $16.4 million, which was subsequently paid during the three months ended April 3, 2021 and on March 8, 2021, we purchased an ANDA for a generic topical lotion for $53.3 million. The generic topical lotion acquisition was assumed by Altaris in connection with the sale of the RX business.

Perrigo Company plc - Item 1
Note 8
The assets and liabilities classified as held for sale related to discontinued operations were as follows (in millions):

	July 3, 2021	December 31, 2020
Cash and cash equivalents	$9.3	$10.0
Accounts receivable, net of allowance for credit losses of $1.0 and $1.1, respectively	496.4	460.7
Inventories	143.4	140.8
Prepaid expenses and other current assets	21.4	55.4
Current assets held for sale*		666.9

Property, plant and equipment, net	133.3	131.4
Operating lease assets	30.0	31.3
Goodwill and indefinite-lived intangible assets	680.0	681.2
Definite-lived intangible assets, net	532.9	492.8
Deferred income taxes	4.2	3.6
Other non-current assets	22.6	23.7
Non-current assets held for sale*		1,364.0
Total assets held for sale	$2,073.5	$2,030.9

Accounts payable	$91.6	$92.2
Payroll and related taxes	14.1	22.3
Accrued customer programs	235.6	237.4
Other accrued liabilities	27.4	67.2
Accrued income taxes	0.1	—
Current indebtedness	0.5	0.5
Current liabilities held for sale*		419.6

Long-term debt, less current portion	0.4	0.7
Deferred income taxes	3.2	3.1
Other non-current liabilities	64.6	104.5
Non-current liabilities held for sale*		108.3
Total liabilities held for sale	$437.5	$527.9

*The non-current assets and liabilities of the RX business have been reclassified to current assets and liabilities held for sale, respectively, and the sale was completed on July 6, 2021.

NOTE 9 – ASSETS HELD FOR SALE

We classify assets as "held for sale" when, among other factors, management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value and the fair market value, less costs to sell.

During the three months ended July 3, 2021, management committed to a plan to sell our Latin American businesses; as a result, such assets were classified as held for sale. The assets associated with this business were reported within our CSCA segment. The sale is expected to close in the second half of 2021. At July 3, 2021, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less cost to sell, resulting in an impairment charge of $152.5 million. We also recorded a goodwill impairment charge of $6.1 million within our CSCA segment, related to the Latin American businesses (refer to Note 4), resulting in a total impairment charge of $158.6 million.

In addition to the assets and liabilities held for sale related to discontinued operations (refer to Note 8), the assets and liabilities held for sale related to the Latin American businesses were reported within Current assets held for sale and Current liabilities held for sale on the Condensed Consolidated Balance Sheets. Net of impairment

Perrigo Company plc - Item 1
Note 9
charges, the assets and liabilities of the Latin American businesses reported as held for sale as of July 3, 2021 totaled $15.8 million and $30.8 million, respectively.

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Swaps

There were no active designated or non-designated interest rate swaps as of July 3, 2021 or December 31, 2020.

Foreign Currency Forwards

Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	July 3, 2021	December 31, 2020
European Euro (EUR)	$209.3	$312.6
British Pound (GBP)	104.4	92.3
Israeli Shekel (ILS)	71.6	94.4
Danish Krone (DKK)	44.7	65.2
Swedish Krona (SEK)	42.2	41.2
Chinese Yuan (CNY)	41.5	49.1
United States Dollar (USD)	26.3	101.5
Canadian Dollar (CAD)	23.3	36.8
Polish Zloty (PLZ)	22.2	21.8
Norwegian Krone (NOK)	10.5	7.8
Romanian New Leu (RON)	5.7	3.6
Switzerland Franc (CHF)	5.1	8.2
Australian Dollar (AUD)	5.0	11.3
Turkish Lira (TRY)	4.3	4.0
Mexican Peso (MPX)	1.0	15.6
Other	2.6	2.3
Total	$619.7	$867.7

The maximum term of our forward currency exchange contracts is 60 months.

Perrigo Company plc - Item 1
Note 10

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	July 3, 2021	December 31, 2020
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$5.1	$5.0
Foreign currency forward contracts	Other non-current assets	0.3	0.5
Cross-currency swap	Other non-current assets	4.2	6.3
Total designated derivatives		$9.6	$11.8
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.3	$4.3

		Liability Derivatives
		Fair Value
	Balance Sheet Location	July 3, 2021	December 31, 2020
Designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$0.9	$5.5
Non-designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$1.8	$2.4

The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

	Three Months Ended
	July 3, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	1.1	Net sales	(1.0)	Net sales	—
		Cost of sales	0.9	Cost of sales	0.4
				Other (income) expense, net	0.4
	$1.1		$(0.5)		$0.8
Net investment hedges:
Cross-currency swap	$(1.5)			Interest expense, net	$(1.1)

Perrigo Company plc - Item 1
Note 10

	Six Months Ended
	July 3, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	—	Interest expense, net	(0.9)	Interest expense, net	—
Foreign currency forward contracts	(1.2)	Net sales	(1.9)	Net sales	—
		Cost of sales	2.8	Cost of sales	0.5
				Other (income) expense, net	0.4
	$(1.2)		$—		$0.9
Net investment hedges:
Cross-currency swap	$(2.0)			Interest expense, net	$(2.2)
(1) Net loss of $8.9 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

	Three Months Ended
	June 27, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.5)	Interest expense, net	$—
Foreign currency forward contracts	0.5	Net sales	0.3	Net sales	—
		Cost of sales	0.1	Cost of sales	0.3
	$0.5		$(0.1)		$0.3
Net investment hedges:
Cross-currency swap	$(3.3)			Interest expense, net	$1.8

Perrigo Company plc - Item 1
Note 10

	Six Months Ended
	June 27, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.9)	Interest expense, net	$—
Foreign currency forward contracts	9.8	Net sales	(0.1)	Net sales	—
		Cost of sales	(1.0)	Cost of sales	0.7
	$9.8		$(2.0)		$0.7
Net investment hedges:
Cross-currency swap	$(18.3)			Interest expense, net	$4.6

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Six Months Ended
Non-Designated Derivatives	Income Statement Location	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign currency forward contracts	Other (income) expense, net	$(3.1)	$(7.0)	$(5.9)	$(0.2)
	Interest expense, net	0.4	1.1	0.9	1.4
		$(2.7)	$(5.9)	$(5.0)	$1.2

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Three Months Ended
	July 3, 2021
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$981.1	$632.1	$31.6	$(0.4)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(1.0)	$0.9	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.4	$—	$0.4
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

Perrigo Company plc - Item 1
Note 10

	Six Months Ended
	July 3, 2021
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,991.1	$1,273.7	$63.6	$1.9

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(1.9)	$2.8	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.5	$—	$0.4
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.9)	$—

	Three Months Ended
	June 27, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$948.8	$601.6	$32.2	$17.1

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.3	$0.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.3	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.5)	$—

Perrigo Company plc - Item 1
Note 10

	Six Months Ended
	June 27, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,032.0	$1,291.1	$61.1	$18.8

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.1)	$(1.0)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.7	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.9)	$—

NOTE 11 – LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	July 3, 2021	December 31, 2020
Operating	Operating lease assets	$171.3	$154.7
Finance	Other non-current assets	31.0	29.8
Total		$202.3	$184.5

Liabilities	Balance Sheet Location	July 3, 2021	December 31, 2020
Current
Operating	Other accrued liabilities	$27.9	$28.3
Finance	Current indebtedness	5.2	6.7
Non-Current
Operating	Other non-current liabilities	149.6	132.5
Finance	Long-term debt, less current portion	23.3	20.2
Total		$206.0	$187.7

Perrigo Company plc - Item 1
Note 11

The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	July 3, 2021	December 31, 2020	July 3, 2021	December 31, 2020
CSCA	$98.1	$75.9	$16.1	$16.7
CSCI	32.3	34.4	8.6	5.9
Unallocated	40.9	44.4	6.3	7.2
Total	$171.3	$154.7	$31.0	$29.8

	Liabilities
	Operating		Financing
	July 3, 2021	December 31, 2020	July 3, 2021	December 31, 2020
CSCA	$98.2	$75.8	$16.6	$17.0
CSCI	33.7	35.2	5.4	2.5
Unallocated	45.6	49.8	6.5	7.4
Total	$177.5	$160.8	$28.5	$26.9

Lease expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating leases(1)	$9.8	$8.5	$19.7	$18.1

Finance leases
Amortization	$1.5	$1.0	$3.0	$2.0
Interest	0.2	0.2	0.4	0.4
Total finance leases	$1.7	$1.2	$3.4	$2.4

            (1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of July 3, 2021 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2021	$16.5	$3.0	$19.5
2022	28.0	5.5	33.5
2023	20.7	3.9	24.6
2024	17.6	2.4	20.0
2025	15.7	2.2	17.9
After 2025	106.9	15.9	122.8
Total lease payments	205.4	32.9	238.3
Less: Interest	27.9	4.4	32.3
Present value of lease liabilities	$177.5	$28.5	$206.0

Perrigo Company plc - Item 1
Note 11

Our weighted average lease terms and discount rates are as follows:

	July 3, 2021	June 27, 2020
Weighted-average remaining lease term (in years)
Operating leases	11.59	6.31
Finance leases	9.24	9.89
Weighted-average discount rate
Operating leases	2.71%	3.73%
Finance leases	2.76%	3.39%

Our lease cash flow classifications are as follows (in millions):

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$18.2	$17.3
Operating cash flows for finance leases	$0.4	$0.4
Financing cash flows for finance leases	$2.6	$1.9

Leased assets obtained in exchange for new finance lease liabilities	$4.4	$2.2
Leased assets obtained in exchange for new operating lease liabilities	$34.9	$22.3

NOTE 12 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		July 3, 2021	December 31, 2020
Term loan
2019 Term loan due August 15, 2022		$600.0	$600.0

Notes and Bonds
Coupon	Due
5.105%	July 28, 2023(1)	160.2	164.9
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
3.150%	June 15, 2030	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,920.2	2,924.9
Other financing		53.4	57.4
Unamortized premium (discount), net		(2.1)	(0.3)
Deferred financing fees		(15.6)	(17.1)
Total borrowings outstanding		3,555.9	3,564.9
Current indebtedness		(630.1)	(37.3)
Total long-term debt less current portion		$2,925.8	$3,527.6

    (1) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Perrigo Company plc - Item 1
Note 12

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of July 3, 2021 or December 31, 2020.

Term Loan and Notes

In August 2019, we refinanced a prior term loan with the proceeds of a new $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan"). We had $600.0 million outstanding under our 2019 Term Loan as of both July 3, 2021 and December 31, 2020.

Waiver of Debt Covenants

We are subject to financial covenants in the 2018 Revolver and 2019 Term Loan, including a maximum leverage ratio covenant, which previously required us to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as such terms are defined in such credit agreements) of not more than 3.75 to 1.00 at the end of each fiscal quarter. As of July 3, 2021, we were not in compliance with such covenant. However, we have received a waiver of such covenant from the lenders under both such credit facilities and have entered into an amendment to each of the 2018 Revolver and 2019 Term Loan. Under such amendments, the maximum leverage ratio was increased to 5.75 to 1.00 for the third quarter of 2021, returning to 3.75 to 1.00 beginning with the fourth quarter of 2021. If we consummate certain qualifying acquisitions in the fourth quarter of 2021 or any subsequent quarter during the term of the loan, the maximum ratio would increase to 4.00 to 1.00 for such quarter. Neither the failure to meet the leverage covenant for the second quarter of 2021, nor the waiver and amendments described above, affect our ability to draw under the 2018 Revolver.

2020 Notes

On June 19, 2020, Perrigo Finance Unlimited Company, an indirect wholly-owned finance subsidiary of Perrigo ("Perrigo Finance"), issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the “2020 Notes") and received net proceeds of $737.1 million after the underwriting discount and offering expenses. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The 2020 Notes will mature on June 15, 2030 and are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture. On July 6, 2020, a portion of the proceeds of the 2020 Notes were used to fund the redemption of $280.4 million of Perrigo Finance's 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of July 3, 2021 or December 31, 2020.

On June 17, 2020, we incurred debt of $34.3 million related to our equity method investment in Kazmira pursuant to two Promissory Notes, with $3.7 million, $5.8 million and $24.8 million to be settled in November 2020, May 2021 and November 2021, respectively. On December 8, 2020, we repaid the $3.7 million balance due on the November 2020 portion of the Promissory Notes. On June 7, 2021, we repaid the $5.8 million balance due on the May 2021 portion of the Promissory Notes.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 11).

Perrigo Company plc - Item 1
Note 13

NOTE 13 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Income (loss) from continuing operations	$(111.9)	$12.4	$(109.1)	$70.1
Income from discontinued operations, net of tax	54.2	48.2	89.5	96.9
Net income (loss)	$(57.7)	$60.6	$(19.6)	$167.0

Denominator:
Weighted average shares outstanding for basic EPS	133.6	136.4	133.4	136.3
Dilutive effect of share-based awards*	—	1.1	—	1.0
Weighted average shares outstanding for diluted EPS	133.6	137.5	133.4	137.3

Anti-dilutive share-based awards excluded from computation of diluted EPS	—	1.5	—	1.5
* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three and six months ended July 3, 2021 and June 27, 2020.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2020	$(0.7)	$407.3	$(11.6)	$395.0
OCI before reclassifications	(7.3)	(79.1)	(1.5)	(87.9)
Amounts reclassified from AOCI	—	—	—	—
Other comprehensive income (loss)	$(7.3)	$(79.1)	$(1.5)	$(87.9)
Balance at July 3, 2021	$(8.0)	$328.2	$(13.1)	$307.1

Perrigo Company plc - Item 1
Note 15

NOTE 15 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
28.8%	19.7%	22.1%	3.9%

The effective tax rate for the three and six months ended July 3, 2021 increased compared to the effective tax rate for the three and six months ended June 27, 2020, primarily due to tax benefits in the 2020 periods for reductions to the U.S. valuation allowance and the U.S. Coronavirus Aid, Relief and Economic Security ("CARES") Act, enacted in the first quarter of 2020, plus the net tax expense on 2021 intra-entity transfers of intellectual property.

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

The previously rescheduled trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. Post-trial briefing is scheduled to be completed by late September 2021, when the case will be fully submitted for the court's decision. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing, and the IRS will likely carry forward the adjustments set forth therein as long as the drug is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV

Perrigo Company plc - Item 1
Note 15

filings that trigger patent infringement suits, in the case of the ANDA issue. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on the identical ANDA issues we have before the court.

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
Note 15

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, Inc. ("Athena") for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax and a 40.0% penalty. This amount excludes consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagree with the IRS position. On December 22, 2016, we also received a NOPA for these years denying the deductibility of settlement costs related to illegal marketing of Zonegran in the United States raised in a Qui Tam action. We strongly disagree with the IRS' position on this issue as well. Because we believe that any concession on these issues in Appeals would be contrary to our evaluation of the issues, we pursued our remedies under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. On April 14, 2020, we filed a request for Competent Authority Assistance with the IRS on the royalty issue, and it was accepted. On October 20, 2020, we amended our request for Competent Authority Assistance to include the Zonegran issue and this amendment was also accepted. On May 6, 2021, we had our opening conference with the IRS and discussed our submission, which continues to be reviewed by the IRS. Our opening conference with Irish Revenue was held on July 23, 2021 and we discussed our submission, which continues to be reviewed by Irish Revenue.

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

We strongly believe that Elan Pharma’s tax position is correct and would ultimately be confirmed through judicial process. However, in light of the risks and delays inherent in any litigation, representatives of Perrigo met with representatives of Irish Revenue on March 18, 2021 and April 14, 2021, to explore whether there may be a path forward toward resolving the dispute. On April 26, 2021, Perrigo, through its tax adviser, made a without prejudice written offer of settlement to Irish Revenue detailing a possible framework for such a resolution, which

Perrigo Company plc - Item 1
Note 15

applied an alternative basis of taxation than the respective positions taken by Irish Revenue in the NoA and by Elan Pharma in its tax returns. On May 31, 2021, Irish Revenue issued a formal response to Perrigo's tax adviser indicating that the written settlement offer would not be accepted as presented. While that offer was not accepted, Irish Revenue indicated that they remain available for further discussion without prejudice. The Company’s representatives continue to meet and correspond with Irish Revenue, and Perrigo anticipates further discussions prior to the TAC hearing in November 2021.

On July 9, 2021, Irish Revenue issued a letter acknowledging that not all relevant facts were known to them when they issued the NoA in 2018 and, accordingly, they would not object if the Appeal Commissioner were to make certain adjustments reducing Irish Revenue’s original assessment. Such adjustments would reflect contingent royalty payments that were never received by Elan Pharma, deductions for acquisition and development costs incurred, and allowable losses and reliefs, and would, if allowed, result in an aggregate reduction of more than €660.0 million from the income taxes claimed in the NoA as issued. The reduced claim is not a settlement proposal or compromise by Irish Revenue, but rather a confirmation that Irish Revenue would not object to certain adjustments to the underlying assessment given facts now known to Irish Revenue that were not known to Irish Revenue when they issued the NoA in 2018. Accordingly, Perrigo believes that the maximum amount of income tax claims in dispute is now reduced to less than €1.0 billion, not including any interest or penalties, if applicable.

There can be no assurances that any settlement is possible on terms acceptable to Perrigo. Unless and until a final settlement is reached, Elan Pharma will vigorously pursue its tax appeal before the TAC, concurrently with any settlement discussions that may occur. No payment of any additional tax will be required unless and until required by a settlement or other final determination.

Israel Tax Authority Audit of Fiscal Year Ended June 27, 2015 and Calendar Years Ended December 31, 2015 through December 31, 2019

The Israel Tax Authority ("ITA") audited our income tax returns for the 2015 tax year, and calendar years ended December 31, 2015, December 31, 2016 and December 31, 2017. On December 29, 2020, we received a Stage A assessment from the ITA for the tax years ended December 31, 2015 through December 31, 2017 in the amount of $63.8 million relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. Our protest was timely filed on March 11, 2021 to move the matter to Stage B of the assessment process.

Through negotiations with the ITA, we resolved the audit for the tax year ended June 27, 2015 through tax year ended December 31, 2019, by agreeing to add tax year ended December 31, 2018 and tax year ended December 31, 2019 to the audit period to reach an agreeable resolution to provide certainty for these additional periods. The agreement with the ITA required us to pay $19.0 million, after offset for refunds of $17.2 million, for the five taxable years. In addition, we paid $12.5 million to resolve a tax liability indemnity for the tax year ended December 31, 2017 relating to Perrigo API Ltd, which we disposed of in December 2017 (refer to Note 16).

As a result of the settlement with the ITA, we reduced our liability recorded for uncertain tax positions by $38.3 million including interest.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of July 3, 2021. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

Perrigo Company plc - Item 1
Note 16

NOTE 16 – CONTINGENCIES

    In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of July 3, 2021, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.

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
Note 16

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

Perrigo has not yet responded to the second set of overarching conspiracy complaints, and responses are currently stayed.

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

Perrigo Company plc - Item 1
Note 16

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

Perrigo Company plc - Item 1
Note 16

Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

On December 23, 2019, several counties in New York filed an amended complaint against Perrigo and 28 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was originally filed in New York State court but was removed to federal court and has been consolidated into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Nystatin, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. On June 30, 2021, the counties filed a proposed revised second amended complaint. Perrigo has not yet responded to the complaint, and responses will be stayed.

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
Note 16

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

Perrigo Company plc - Item 1
Note 16

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

On December 15, 2020, several counties in New York filed a complaint against Perrigo and 45 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The allegations that concern Perrigo include: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Proprionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Nystatin, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The complaint was originally filed in New York State court but has been removed to federal court and consolidated into the MDL. The counties filed an amended complaint on June 30, 2021.

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

Securities Litigation

In the United States (cases related to events in 2015-2017)

On May 18, 2016, a shareholder filed a securities case against us and our former CEO, Joseph Papa, in the U.S. District Court for the District of New Jersey (Roofers’ Pension Fund v. Papa, et al.). The plaintiff purported to represent a class of shareholders for the period from April 21, 2015 through May 11, 2016, inclusive. The original complaint alleged violations of Securities Exchange Act sections 10(b) (and Rule 10b5) and 14(e) against both defendants and 20(a) control person liability against Mr. Papa. In general, the allegations concerned the actions taken by us and the former executive to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015. The plaintiff also alleged that the defendants provided inadequate disclosure concerning alleged integration problems related to the Omega acquisition in the period from April 21, 2015 through May 11, 2016. On July 19, 2016, a different shareholder filed a securities class action against us and our former CEO, Joseph Papa, also in the District of New Jersey (Wilson v. Papa, et al.). The plaintiff purported to represent a

Perrigo Company plc - Item 1
Note 16

class of persons who sold put options on our shares between April 21, 2015 and May 11, 2016. In general, the allegations and the claims were the same as those made in the original complaint filed in the Roofers' Pension Fund case described above. On December 8, 2016, the court consolidated the Roofers' Pension Fund case and the Wilson case under the Roofers' Pension Fund case number. In February 2017, the court selected the lead plaintiffs for the consolidated case and the lead counsel to the putative class. In March 2017, the court entered a scheduling order.

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders: (i) shareholders who purchased shares during the period from April 21, 2015 through May 3, 2017 on the U.S. exchanges; (ii) shareholders who purchased shares during the same period on the Tel Aviv exchange; and (iii) shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation began in late 2018. Discovery in the class action ended on January 31, 2021. In early April 2021, the defendants filed various post-discovery motions, including summary judgment motions; the briefing of which was completed in early July 2021. The motions are now before the court. We intend to defend the lawsuit vigorously.

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

Unless otherwise noted, each of the lawsuits discussed in the following sections is pending in the U.S. District Court for the District of New Jersey and has been assigned to the same judges hearing the Roofers’ Pension Fund case. The allegations in the complaints relate to events during certain portions of the 2015 through 2017 calendar years, including the period of the Mylan tender offer. All but one of these lawsuits allege violations of federal securities laws, but none are class actions. One lawsuit (Highfields) alleges only state law claims. Discovery in all these cases, except Starboard Value and Highfields, is underway and currently scheduled to end in early October 2021. We intend to defend all these lawsuits vigorously.

Carmignac, First Manhattan and Similar Cases. The following seven cases were filed by the same law firm and generally make the same factual assertions but, at times, differ as to which securities laws violations they allege:

Perrigo Company plc - Item 1
Note 16

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

Perrigo Company plc - Item 1
Note 16

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
Note 16

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

The Starboard Value and Opportunity C LP complaint also asserts claims under Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person claims against the individual defendants based on events related to alleged price fixing activities with respect to generic prescription drugs during periods that overlap to some extent with the period alleged in the various other cases described above. Plaintiffs contend that the defendants provided inadequate disclosure during 2016 about generic prescription drug business and those alleged matters. The lawsuit was filed on February 25, 2021; but by agreement the case was administratively terminated by the court in June 2021 pending a decision on the same defendants’ motions currently pending before the court in the Roofers' Pension Fund case described above.

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

Perrigo Company plc - Item 1
Note 16

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
Note 16

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purported to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleged violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contended that the Company, in its Form 10-Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff did not provide an estimate of class damages. The court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which named the same defendants, asserted the same class period, and invoked the same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period (March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contends that Perrigo’s disclosures about the Irish tax audit were inadequate beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeats many of the allegations of the April 2019 amended complaint. The second amended complaint alleges violations of Securities Exchange Act section 10(b) (and SEC Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss, and the motion was fully briefed. On January 23, 2020, the court granted the motion to dismiss in part and denied it in part, dismissing Mr. Roehrhoff as a defendant and dismissing allegations of inadequate disclosures related to the audit by Irish Revenue during the period March 2018 through October 30, 2018. The court permitted the plaintiffs to pursue their claims against us, Mr. Kessler, and Mr. Winowiecki related to disclosures after Perrigo received the October 30, 2018 audit findings letter and later events through December 20, 2018. The defendants filed answers on February 13, 2020 denying liability, and the court issued a scheduling order on March 3, 2020 that has been subsequently modified. Discovery on the remaining issues ended in early March 2021. Plaintiffs filed a motion for class certification, which was granted in September 2020. In January 2021, class plaintiffs filed a motion for leave to file a third amended complaint in an effort to revive their claim that the disclosure of the audit during the period from March 1, 2018 to October 30, 2018 was also inadequate. The court denied the motion in February 2021. Defendants filed motions for summary judgement and other post discovery motions on March 31, 2021 and plaintiffs filed cross-motions of the same type on the same day. All motions were fully briefed by late May 2021. During the week of July 11, 2021, the Court issued various opinions and orders denying some of the motions by both parties, and granting in part certain motions by plaintiffs. Defendants filed a motion for reconsideration for some of the rulings in late July, and the court ordered briefing to be completed in mid-August. The court also indicated that the parties should prepare for trial in mid-October 2021 (subject to COVID-19 developments), without setting an exact trial date. We intend to defend the lawsuit vigorously.

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings pending the resolution of proceedings in the United States. Perrigo filed a further request for a stay in February 2020, and the court granted the stay indefinitely. The plaintiff filed a motion to lift the stay then later agreed that the case should remain stayed through February 2021. In late February 2021, Perrigo filed a motion to extend the stay to mid-May 2021, and plaintiff later agreed to the request. The court extended the stay to mid-May 2021. The court later extended the stay. Defendants provided an update to the court by August 8, and the court requested plaintiff's views by August 29, 2021. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 1
Note 16

Claim Arising from the Omega Acquisition

On December 16, 2016, we and Perrigo Ireland 2 brought an arbitral claim ("Claim") against Alychlo NV ("Alychlo") and Holdco I BE NV (together the "Sellers") in accordance with clause 26.2 of the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of the Belgian Centre for Arbitration and Mediation ("CEPANI"). Our Claim relates to the accuracy and completeness of information about Omega provided by the Sellers as part of the sale process, the withholding of information by the Sellers during that process and breaches of Sellers’ warranties. We are seeking monetary damages from the Sellers. The Sellers served their respective responses to the Claim on February 20, 2017. In its response, Alychlo has asserted a counterclaim for monetary damages contending that we breached a warranty in the SPA and breached the duty of good faith in performing the SPA. Alychlo subsequently filed papers seeking permission to introduce an additional counterclaim theory of recovery related to the Irish tax issues disclosed by the Company such that if the position of the Irish tax authorities prevails, Alychlo would have further basis for its counterclaim against Perrigo. In June 2019, the Tribunal denied permission for Alychlo to introduce the additional counterclaim and dismissed certain aspects of the original Alychlo counterclaim. There can be no assurance that our Claim will be successful, and the Sellers deny liability for the Claim. To the extent that aspects of Alychlo’s counterclaim survived the Tribunal’s ruling in June 2019, we deny that Alychlo is entitled to any relief (including monetary relief). The ongoing arbitration proceedings are confidential as required by the SPA and the rules of the CEPANI.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Missouri, New Jersey, Louisiana and Illinois alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of July 13, 2021, the Company is currently named in 44 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2021, 2022 and 2023, with the earliest to begin in September 2021.

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

As of July 13, 2021, the Company has been named in two hundred forty-five (245) of the MDL’s consolidated personal injury lawsuits tied to various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws.

Perrigo Company plc - Item 1
Note 16

The Company has also been named in a Complaint brought by the New Mexico Attorney General based on the following theories: violation of a New Mexico public nuisance statute, NMSA 30-8-1 to -14; common law nuisance; and negligence and gross negligence. The Company is named in this lawsuit with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. Brand name manufactures named in the lawsuit also face claims under the state’s Unfair Practices & False Advertising acts. Likewise, the Company has also been named in a Complaint brought by the Mayor and City Council of Baltimore, along with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. This action brings claims under the Maryland Consumer Protection Act against the brand name defendants only, as well as public nuisance and negligence for the remaining defendants. The Company was originally able to consolidate the New Mexico and Baltimore Actions to the MDL, however both actions were recently remanded to state court. The Company plans to file motions to dismiss in the New Mexico and Baltimore actions in the near future, and will continue to vigorously defend each of these lawsuits.

Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

On June 30, 2021, the Court dismissed all claims against the retail and distributor defendants with prejudice, thereby reducing the Company’s potential for exposure and liability related to possible indemnification. On July 8, 2021, the Court dismissed all claims against the Company with prejudice. The Company believes an appeal of these dismissal orders to the U.S. Court of Appeals for the 11th Circuit is likely, as are possible state level claims related to the theories advanced in the MDL litigation. The Company will continue to vigorously defend each of these lawsuits.

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

Guarantee Liability Related to The Israel API Sale

During the year ended December 31, 2017, we completed the sale of our Israel API business to SK Capital, resulting in a guarantee liability of $13.8 million, classified as a Level 3 liability within the fair value hierarchy. Pursuant to the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business will be assessed by and liable to the ITA for any audit findings. We are no longer the primary obligor on the liabilities transferred to SK Capital, but we have provided a guarantee on certain obligations. During the three months ended July 3, 2021, we paid $12.5 million to resolve the tax liability indemnity for the tax year ended December 31, 2017 (refer to Note 15). At July 3, 2021 and December 31, 2020, the remaining guarantee liability was $0.6 million and $13.2 million, respectively.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At July 3, 2021, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was approximately $65.0 million. The Company also recorded an insurance recovery

Perrigo Company plc - Item 1
Note 16

receivable reflected on the balance sheet in Prepaid expenses and other current assets of approximately $56.2 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending this matter. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021 insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 and December 2016, respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The policy for the period beginning December 2014 is currently providing coverage for those matters, and the litigation would not affect that existing coverage. However, if the plaintiffs are successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenges coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020, and for the counterclaims brought in the Omega arbitration proceedings. We intend to defend the lawsuit vigorously.

NOTE 17 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Beginning balance	$6.2	$16.0	$9.1	$19.5
Additional charges	9.0	0.7	10.7	0.7
Payments	(5.1)	(7.3)	(9.5)	(10.8)
Non-cash adjustments	0.1	—	(0.1)	—
Ending balance	$10.2	$9.4	$10.2	$9.4

The charges incurred during the three and six months ended July 3, 2021 and June 27, 2020 were primarily associated with actions taken to streamline the organization.

There were no other material restructuring programs for the three and six months ended July 3, 2021 and June 27, 2020. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $10.2 million liability for employee severance benefits is expected to be paid within the next year.

Perrigo Company plc - Item 2
Note 18
NOTE 18 – SEGMENT INFORMATION

Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. As discussed in Note 8, as of March 1, 2021, the financial results and assets and liabilities of the RX business are classified as discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. As discussed in Note 9, as of July 3, 2021, the assets and liabilities of the Latin American businesses were classified as held for sale. The RX business and Latin American businesses assets held-for-sale are included below in the summary of total assets.

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	July 3, 2021	December 31, 2020
CSCA	$4,417.1	$4,585.1
CSCI	4,723.9	4,872.4
Held for sale	2,089.3	2,030.9
Total	$11,230.3	$11,488.4

	Three Months Ended
	July 3, 2021			June 27, 2020
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$622.3	$(72.0)	$12.9	$627.7	$104.6	$13.2
CSCI	358.8	1.3	40.5	321.1	10.5	38.4
Unallocated	—	(55.2)	—	—	(52.4)	—
Continuing Operations Total	$981.1	$(125.9)	$53.4	$948.8	$62.7	$51.6

	Six Months Ended
	July 3, 2021			June 27, 2020
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$1,262.8	$23.6	$25.8	$1,328.2	$226.7	$27.5
CSCI	728.3	18.8	80.8	703.8	35.6	76.7
Unallocated	—	(117.0)	—	—	(113.2)	—
Continuing Operations Total	$1,991.1	$(74.6)	$106.6	$2,032.0	$149.1	$104.2

NOTE 19 – SUBSEQUENT EVENTS

RX Business

On July 6, 2021, we completed the sale of the RX Business to Altaris for aggregate consideration of $1.55 billion, which we estimate will result in an immaterial pre-tax gain during the three months ending October 2, 2021, subject to final settlement of the sale proceeds. The final purchase price and gain or loss on the sale are subject to customary adjustments for cash, debt, working capital and transaction expenses, along with computation of income tax on the sale. We expect to finalize these items by the fourth quarter of 2021.

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

On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris. On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion, subject to customary adjustments for cash, debt, working capital and certain transaction expenses. The consideration includes approximately $53.0 million of reimbursements which Altaris will be required to deliver in cash to Perrigo pursuant to the terms of the Agreement.

The sale of the RX business establishes Perrigo as a pure-play consumer self-care company, and was an essential milestone in our transformation plan. The financial results of the RX business, which were previously reported as part of our RX segment, have been classified as discontinued operations in the Condensed Consolidated Statements of Operations, and its assets and liabilities have been classified as held for sale for all periods presented. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to Item 1. Note 8 for additional information regarding discontinued operations.

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

Our segments reflect the way in which our management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Item 1. Note 2 and Note 18. For results by segment, see "Segment Results" below.

Perrigo Company plc - Item 2
Executive Overview

Highlights

Operating Trends

The self-care markets in which we compete have been negatively impacted over the past nine months by channel dynamics, sales mix, input costs, COVID-19 related consumer behavior and a dramatic reduction in cough, cold and flu illnesses. In the second quarter of 2021, we were encouraged to see a sharp rebound in consumer takeaway in the US and Europe across almost all categories, as these markets began to remove restrictions and reopen and the incidences of cough and cold related illnesses begin to increase. Despite increased consumer purchases, net sales for the second quarter of 2021 significantly lagged this consumer takeaway, which we attribute to year over year reductions in customer inventories and unfavorable channel shifting. Notably, we saw net sales improve each month throughout the second quarter, ultimately improving net sales over last year’s pandemic-related pantry load in the second quarter of 2020. While we believe this trend will continue, further US retailer inventory adjustments or the trajectory of the COVID-19 pandemic, as discussed below, could negatively affect consumer purchases in the jurisdictions in which we operate.

Higher input costs were offset by procurement actions and price increases initiated during the second quarter of 2021. We anticipate a continuation of these trends going forward though some factors may increase or decrease more than others. In CSCI, we deliberately reinstated advertising and promotion spending to pre-COVID levels during the second quarter of 2021. In the prior year quarter, management re-allocated such spending from the second quarter to the fourth quarter in response to consumer behavior surrounding COVID-19. We do not expect the same level of quarterly re-allocation in 2021.

Sale of RX business

On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion, subject to customary adjustments for cash, debt, working capital and certain transaction expenses. The consideration includes approximately $53.0 million of reimbursements which Altaris will be required to deliver in cash to Perrigo pursuant to the terms of the Agreement. The sale of the RX business establishes Perrigo as a pure-play consumer self-care company, and was an essential milestone in our transformation plan.

Impact of COVID-19 Pandemic

We have been impacted by the COVID-19 global pandemic and the responses by government entities to combat the virus. We currently continue to operate in all our jurisdictions and are complying with the rules and guidelines prescribed in each jurisdiction. We continue to closely monitor the impact of COVID-19 on all aspects of our business in all our global locations. Our first priority has been, and will continue to be, the safety of our employees who continue to come to work and are dedicated to keeping our essential products flowing into the market. We have taken extra precautions at our facilities, to help ensure the health and safety of our employees, that are in line with guidance from global and local health authorities. Among other precautions implemented, we have generally restricted access to our production facilities worldwide to essential employees only and permitted a limited number of nonessential employees into other facilities with a strict approval process, implemented a multi-step pre-screening access process before an employee can enter a facility, communicated regularly with employees and provided education and implemented controls related to physical distancing and hygiene measures, implemented remote work arrangements where appropriate, restricted business travel, and prioritized production of essential products for several months following the initial outbreak. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

Both the outbreak of the disease and the actions to slow its spread have had an adverse impact on our operations by, among other things, increasing absenteeism, affecting the cost and supply of raw materials and third party supplied finished goods, and preventing many of our employees from coming to work. We have responded to such impacts by, among other things, implementing protocols to protect the health of factory workers, adjusting production schedules, and seeking alternate suppliers where available, and so far, most of our facilities have continued to produce at high levels despite these challenges. Many jurisdictions are now relaxing COVID-19 related restrictions, however, a number of those jurisdictions have experienced new surges in COVID-19 cases, including the more contagious Delta variant of the virus and in some cases have begun implementing new or renewed restrictions. In addition, as conditions worldwide continue to evolve, uncertainty remains about the timing of widespread availability and acceptance of vaccines and the efficacy of current vaccines against evolving strains or

Perrigo Company plc - Item 2
Executive Overview

variants of the virus. As such, if the pandemic continues or intensifies, it is possible that these or other challenges may begin having a larger impact on our operations. Additionally, concerns over the economic impact of COVID-19 have caused volatility in financial and other capital markets, which has adversely impacted, and may continue to adversely impact our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing potential impacts to our financial condition, supply chains and other operations, employees, results of operations, consumer demand for our products, and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to a number of uncertainties surrounding COVID-19.

During the six months ended July 3, 2021, our segments continued to experience a decline in net sales for cough and cold products in our upper respiratory and pain and sleep aid categories, due to the very low incidence of cough and cold related illness this year. We believe the low incidence of cough and cold related illness is due to social distancing measures and mask mandates implemented to combat spreading of the COVID-19 virus. As many of the markets that we operate in began to relax restrictions and reopen, we saw consumer behavior begin to return to normal, and the incidences of cough and cold related illnesses begin to increase. This resulted in rebounding consumer takeaway in the second quarter, including for cough and cold related products, although factory shipments have not yet caught up to consumption. While these current trends suggest that the volatility in consumer behavior during the pandemic is improving, the emergence and spread of new disease variants or additional outbreaks in these or other jurisdictions could result in new restrictions or cause these trends to change, slow or reverse.

Also, during the six months ended July 3, 2021, we incurred additional operating costs related to COVID-19, due primarily to increased material costs and increased costs driven by pandemic-related global supply chain disruptions. These costs are in addition to the costs related to the ongoing precautions implemented in 2020 to keep our employees safe as well as known increased material costs carried over from 2020. We expect these costs will continue into early calendar year 2022. Given our financial strength, we expect to continue to maintain sufficient liquidity as we continue to manage through the pandemic.

Moving forward, it remains uncertain if the consumer and customer behavior surrounding COVID-19 that has impacted net sales will continue to normalize or change and if our incremental operating costs will continue or change. Any change in these trends will likely depend on the duration and severity of the COVID-19 pandemic, including the emergence of new strains of the virus, including the Delta variant, that are more contagious or harmful, each individual country's evolving response to the pandemic, as well as the availability and efficacy of the COVID-19 vaccines.

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	July 3, 2021	June 27, 2020
Net sales	$981.1	$948.8
Gross profit	$349.0	$347.2
Gross profit %	35.6%	36.6%
Operating income	$(125.9)	$62.7
Operating income %	(12.8)%	6.6%

Perrigo Company plc - Item 2
Consolidated

Total Net Sales by Segment for the Three Months Ended July 3, 2021

CSCA
63%
CSCI
37%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Three Months Ended July 3, 2021 vs. Three Months Ended June 27, 2020

Net sales increased $32.3 million, or 3.4%, due to:
•$4.3 million, or 0.5%, net growth in the base business portfolio despite a $21.0 million decrease in sales of cough and cold products due to the low incidence of related illness this year, as well as an inventory reduction at our retail customers in the US compared to the prior year quarter; and
•$28.0 million net increase due primarily to:
◦$35.4 million increase from favorable foreign currency translation; and
◦$7.0 million increase due to the acquisition of three Eastern European Brands in October 2020; partially offset by
◦$14.4 million decrease due to our now-divested Rosemont pharmaceuticals business previously included in our CSCI segment.

Operating income decreased $188.6 million, or 300.8%, due primarily to:

•$1.8 million increase in gross profit due primarily to the increase in net sales as described above, partially offset by unfavorable plant overhead absorption due to lower production volumes and by higher freight costs. Gross profit as a percentage of net sales decreased 100 basis points due to these same factors as well as unfavorable product mix; partially offset by
•$190.4 million increase in operating expenses due primarily to:
◦$21.0 million increase in selling, distribution, and administration expenses due to:
▪$20.5 million increase in selling, advertising and promotion expenses due primarily to the deliberate reinstatement of brand and marketing investments mainly in our CSCI segment to pre-COVID-19 levels and unfavorable foreign currency translation; and
▪$4.3 million increase in distribution expenses due primarily to increased labor and warehouse costs; partially offset by
▪$3.8 million decrease in administration expenses due primarily to Project Momentum savings and higher indirect costs in the prior year period relating to the RX business, partially offset by a reduction in an insurance recovery receivable related to litigation contingencies; and

Perrigo Company plc - Item 2
Consolidated

◦$166.9 million increase in other operating expenses due to:
▪$158.6 million of impairment charges on goodwill and held for sale assets related to our Mexico and Brazil-based OTC businesses (the “Latin American businesses”); and
▪$8.3 million increase in restructuring expenses primarily associated with actions taken to streamline the organization.

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	July 3, 2021	June 27, 2020
Net sales	$1,991.1	$2,032.0
Gross profit	$717.4	$740.9
Gross profit %	36.0%	36.5%
Operating income	$(74.6)	$149.1
Operating income %	(3.7)%	7.3%

Total Net Sales by Segment for the Six Months Ended July 3, 2021

CSCA
63%
CSCI
37%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Six Months Ended July 3, 2021 vs. Six Months Ended June 27, 2020

Net sales decreased $40.9 million, or 2.0% due to:
•$111.9 million, or 5.6%, net decrease due primarily to a decline of $89.1 million in sales of cough and cold products due to the low incidence of related illness this year. The remaining decrease of $22.8 million was due primarily to comparison to the pandemic-related pantry load benefit in the prior year and by inventory reductions at our retail customers in the US compared to the prior year. These declines were partially offset by incremental new product sales.
•$71.0 million increase due primarily to:
◦$60.6 million increase from favorable foreign currency translation; and
◦$39.1 million increase from our acquisitions of the three Eastern European Brands in October 2020 and Dr. Fresh in April 2020; partially offset by
◦$28.7 million decrease due to our now-divested Rosemont pharmaceuticals business previously included in our CSCI segment.

Perrigo Company plc - Item 2
Consolidated

Operating income decreased $223.7 million, or 150.0%, due to:

•$23.5 million decrease in gross profit due primarily to the decrease in net sales as described above, unfavorable plant overhead absorption due to lower production volumes in OTC, and by higher freight costs. Gross profit as a percentage of net sales decreased 50 basis points due to these same factors as well as unfavorable product mix.

•$200.2 million increase in operating expenses due primarily to:
◦$31.6 million increase in selling, distribution, R&D, and administration expenses due primarily to:
▪$16.3 million increase in selling, advertising and promotion expenses due primarily to unfavorable foreign currency translation and higher brand and marketing investments in our CSCA segment, partially offset by a reduction in advertising and promotion expenses in our CSCI segment;
▪$5.8 million increase in distribution expenses due primarily to increased labor and warehouse costs;
▪$5.8 million increase in research and development expenses for continued innovation efforts, partially offset by the absence of expenses from the now-divested Rosemont pharmaceuticals business; and
▪$3.7 million increase in administration expenses due primarily to a reduction in an insurance recovery receivable related to litigation contingencies, an increase in employee related costs, and unfavorable foreign currency translation, partially offset by costs savings reductions from Project Momentum and higher indirect costs in the prior year period relating to the RX business; and
◦$168.6 million increase in other operating expenses due to:
▪$158.6 million of impairment charges on goodwill and held for sale assets related to the Latin American businesses; and
▪$10.0 million increase in restructuring expenses primarily associated with actions taken to streamline the organization.

Recent Developments

Irish Revenue Notice of Amended Assessment

As described in more detail in Item 1. Note 15, on November 29, 2018, Irish Revenue issued a Notice of Amended Assessment (“NoA”) for the tax year ended December 31, 2013, in the amount of €1,643 million, and claiming tax payable in the amount of €1,636 million, not including any interest or applicable penalties. The NoA relates to the tax treatment of the 2013 sale of the Tysabri® intellectual property and related assets to Biogen Idec by Elan Pharma. We strongly believe that Elan Pharma’s tax position is correct and would ultimately be confirmed through judicial process. However, in light of the risks and delays inherent in any litigation, representatives of Perrigo met with representatives of Irish Revenue on March 18, 2021 and April 14, 2021, to explore whether there may be a path forward toward resolving the dispute. On April 26, 2021, Perrigo, through its tax adviser, made a without prejudice written offer of settlement to Irish Revenue detailing a possible framework for such a resolution, which applied an alternative basis of taxation than the respective positions taken by Irish Revenue in the NoA and by Elan Pharma in its tax returns. On May 31, 2021, Irish Revenue issued a formal response to Perrigo's tax adviser indicating that the written settlement offer would not be accepted as presented. While that offer was not accepted, the Company’s representatives continue to meet and correspond with Irish Revenue.

On July 9, 2021, Irish Revenue issued a letter acknowledging that not all relevant facts were known to them when they issued the NoA in 2018 and, accordingly, would not object if the Appeal Commissioner were to make certain adjustments reducing Irish Revenue’s original assessment. Such adjustments would reflect contingent royalty payments that were never received by Elan Pharma, deductions for acquisition and development costs incurred, and allowable losses and reliefs, and would, if allowed, result in an aggregate reduction of more than €660.0 million from the income taxes claimed in the NoA as issued. The reduced claim is not a settlement proposal

Perrigo Company plc - Item 2
Consolidated

or compromise by Irish Revenue, but rather a confirmation that Irish Revenue would not object to certain adjustments to the underlying assessment given facts now known to Irish Revenue that were not known to Irish Revenue when they issued the NoA in 2018. Accordingly, Perrigo believes that the maximum amount of income tax claims in dispute is now reduced to less than €1.0 billion, not including any interest or penalties, if applicable.

Perrigo anticipates further discussions prior to the TAC hearing in November 2021. There can be no assurances that any settlement is possible on terms acceptable to Perrigo. Unless and until a final settlement is reached, Elan Pharma will vigorously pursue its tax appeal before the TAC, concurrently with any settlement discussions that may occur. No payment of any additional tax will be required unless and until required by a settlement or other final determination.

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

As described in more detail in Item 1. Note 15, Perrigo Company, our U.S. subsidiary ("Perrigo U.S."), is engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the heartburn medication omeprazole. The previously re-scheduled trial of the refund case relating to the dispute of the amount of taxable income on Omeprazole sales was held during the period May 25, 2021 to June 7, 2021 in the United States District Court for the Western District of Michigan. Post-trial briefing is scheduled to be completed by late September 2021, when the case will be fully submitted for the court’s decision.

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

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. Our request for Competent Authority Assistance with the IRS, which we made on April 14, 2020, was accepted. An opening conference with the IRS was held on May 6, 2021, and an opening conference with Irish Revenue was held on July 23, 2021 (refer to Item 1. Note 15).

Israeli Notice of Assessment

On December 29, 2020, we received a Stage A assessment from the Israeli Tax Authority for the tax years ended December 31, 2015 through December 31, 2017 in the amount of $63.8 million relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. We timely filed our protest on March 11, 2021 to move the matter to Stage B of the assessment process. Through negotiations with the ITA, we resolved the audit for the tax year ended June 27, 2015 through tax year ended December 31, 2019, by agreeing to add tax year ended December 31, 2018 and tax year ended December 31, 2019 to the audit to reach an agreeable resolution to provide certainty for these additional periods. The agreement with the ITA required us to pay $19.0 million, after offset of refunds of $17.2 million, for the five taxable years. In addition, we paid $12.5 million to resolve a tax liability indemnity for the tax year ended December 31, 2017 relating to Perrigo API Ltd, which we disposed of in December 2017 (refer to Item 1. Note 15).

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•During the first half of 2021, net sales of cough and cold products decreased as a result of the very low incidence of cough and cold related illness. We believe the very low incidence of cough and cold related illness is attributed to social distancing and mask mandates put in place to combat the spread of COVID-19.

Perrigo Company plc - Item 2
CSCA

However, based on increased consumer takeaway at our retail customers, starting in May, we expect normalizing consumer purchasing routines are expected in the second half of 2021, depending on the trajectory of the COVID-19 pandemic (refer to "Impact of COVID-19 Pandemic" above).

•On May 18, 2021, we announced a definitive agreement to sell our Latin American businesses to Advent International. This transaction is part of our margin improvement program and Project Momentum cost savings initiative and is expected to close in the second half of 2021. We determined that the carrying value of these businesses exceeded their fair value less cost to sell, resulting in an impairment charge of $158.6 million allocated to goodwill and assets held for sale (refer to Item 1. Note 9).

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	July 3, 2021	June 27, 2020
Net sales	$622.3	$627.7
Gross profit	$187.3	$197.9
Gross profit %	30.1%	31.5%
Operating income	$(72.0)	$104.6
Operating income %	(11.6)%	16.7%

Three Months Ended July 3, 2021 vs. Three Months Ended June 27, 2020

Net sales decreased $5.4 million, or 0.9%, due to:

•$8.9 million, or 1.4%, net decrease due primarily to:
◦$31.9 million decrease in OTC due primarily to a decline of $17.2 million in sales of cough and cold products from the low incidence of related illness this year, which impacted the upper respiratory and pain and sleep aids categories, as well as inventory reductions at our retail customers compared to the prior year period. These decreases were partially offset by incremental new product sales, including the store brand version of diclofenac, and growth in the skincare and personal hygiene category, due primarily to higher demand for the minoxidil franchise.
◦Net sales in our oral self-care category increased $11.3 million due primarily to a rebound in in-store consumer demand for both branded and store brand products compared to the prior year, which were negatively impacted by the pandemic.
◦Nutrition net sales increased $9.2 million due primarily to higher net sales in oral electrolyte solutions, an increase in infant formula contract manufacturing, and the incremental benefit of new product sales.
•$3.5 million increase due to favorable Mexican peso foreign currency translation.

Operating income decreased $176.6 million, or 168.8%, due primarily to:

•$10.6 million decrease in gross profit due primarily to unfavorable plant overhead absorption from lower production volumes in OTC, higher freight costs, higher input costs on certain products, and the decrease in net sales as described above. Gross profit as a percentage of net sales decreased 140 basis points due primarily to unfavorable plant overhead absorption and the higher freight and input costs; and
•$166.0 million increase in operating expenses due primarily to:
◦$4.4 million increase in distribution, R&D, selling, and administration expenses due primarily to:
▪$4.5 million increase in distribution costs due primarily to increased labor and warehouse costs; and

Perrigo Company plc - Item 2
CSCA

▪$3.1 million increase in research and development expenses, partially for a new drug application filing fee; partially offset by
▪$3.2 million decrease in selling and administration expenses due primarily to a decrease in employee related expenses, partially offset by higher brand and marketing investments; and
◦$161.6 million increase in other operating expenses due to:
▪$158.6 million of impairment charges on goodwill and held for sale assets related to the Latin American businesses; and
▪$3.0 million increase in restructuring costs related primarily to actions taken to streamline the organization and business integrations.

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	July 3, 2021	June 27, 2020
Net sales	$1,262.8	$1,328.2
Gross profit	$381.8	$411.7
Gross profit %	30.2%	31.0%
Operating income	$23.6	$226.7
Operating income %	1.9%	17.1%

Six Months Ended July 3, 2021 vs. Six Months Ended June 27, 2020

Net sales decreased $65.4 million, or 4.9%, due to:
•$91.6 million, or 6.9%, net decrease due primarily to:
◦$103.8 million decrease in OTC due primarily to a decline of $52.2 million in sales of cough and cold products from the low incidence of related illness this year, which impacted the upper respiratory and pain and sleep aids categories. Additional decreases were due primarily to the comparison to the pandemic-related pantry load benefit in the prior year, inventory reductions at our retail customers compared to the prior year, and discontinued products. These decreases were partially offset by incremental new product sales, including the store brand version of diclofenac, and growth in the skincare and personal hygiene category, due primarily to higher demand for the minoxidil franchise.
◦In the oral self-care category, net sales increased $6.0 million due primarily to incremental new product sales and a rebound in in-store consumer demand compared to the prior year, which was negatively impacted by the pandemic.
◦Nutrition net sales increased slightly due primarily to growth in infant formula contract manufacturing, higher net sales in oral electrolyte solutions, and incremental new product sales. These factors were mostly offset by inventory reductions at our retail customers compared to the prior year.
•$26.2 million increase due to:
◦$23.8 million increase from our acquisition of Dr. Fresh in April 2020; and
◦$2.4 million increase from favorable Mexican peso foreign currency translation.

Perrigo Company plc - Item 2
CSCA

Operating income decreased $203.1 million, or 89.6%, due to:

•$29.9 million decrease in gross profit due primarily to unfavorable plant overhead absorption as a result of lower OTC production volumes, higher freight costs, higher input costs on certain products, and the decrease in net sales as described above. Gross profit as a percentage of net sales decreased 80 basis points due primarily to unfavorable plant overhead absorption and the higher freight and input costs; and

•$173.2 million increase in operating expenses due primarily to:
◦$11.2 million increase in distribution, R&D, selling, and administration expenses due to:
▪$5.6 million increase in distribution costs due primarily to increased labor and warehouse costs;
▪$4.8 million increase in operating expenses due to the inclusion of Dr. Fresh expenses; and
▪$4.7 million increase in R&D expenses, partially for a new drug application filing fee; partially offset by
▪$3.9 million decrease in selling and administration expenses due primarily to a decrease in employee related expenses, partially offset by higher brand and marketing investments; and
◦$162.0 million increase in other operating expenses due to:
▪$158.6 million of impairment charges on goodwill and held for sale assets related to the Latin American businesses; and
▪$3.4 million increase in restructuring costs related primarily with actions taken to streamline the organization and business integrations.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

During the first half of 2021, net sales of cough and cold products decreased as a result of the very low incidence of cough and cold related illness this year. We believe the very low incidence of cough and cold related illness is attributed to social distancing and mask mandates put in place to combat the spread of COVID-19. However, increased consumer takeaway at our retail customers, starting in May, suggests normalizing consumer purchasing routines are expected in the second half of 2021 depending on the trajectory of the COVID-19 pandemic (refer to "Impact of COVID-19 Pandemic" above).

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	July 3, 2021	June 27, 2020
Net sales	$358.8	$321.1
Gross profit	$161.7	$149.3
Gross profit %	45.1%	46.5%
Operating income	$1.3	$10.5
Operating income %	0.4%	3.3%

Three Months Ended July 3, 2021 vs. Three Months Ended June 27, 2020

Net sales increased $37.7 million, or 11.7%, due to:
•$13.2 million, or 4.3%, net increase due primarily to incremental new product sales, including XLS Medical

Perrigo Company plc - Item 2
CSCI

Forte 5 sticks in the healthy lifestyle category, Probify probiotics brand in the VMS category, and the launch of Plackers® into new markets in the oral self-care category. Additional increases were due primarily to higher net sales in the U.K. store brand business. These increases were partially offset by lower demand for anti-parasite products within the skincare and personal hygiene category due primarily to a slow start to the mosquito summer season and a decrease in sales of cough and cold products due to the low incidence of related illness this year; and

•$24.5 million increase due primarily to:
◦$31.9 million increase from favorable foreign currency translation; and
◦$7.0 million increase from our acquisition of three Eastern European Brands in October 2020; partially offset by
◦$14.4 million decrease due to our now-divested Rosemont pharmaceuticals business.

Operating income decreased $9.2 million, or 87.6%, due to:

•$12.4 million increase in gross profit due primarily to the increase in net sales as described above and greater operating efficiencies. Gross profit as a percentage of net sales decreased 140 basis points due primarily to unfavorable product mix, partially offset by greater operating efficiencies;

•$21.6 million increase in operating expenses due primarily to:
◦$17.3 million increase in selling, advertising and promotion expenses due primarily to the deliberate reinstatement of brand and marketing investments to pre-COVID-19 levels, and unfavorable Euro foreign currency translation; and
◦$4.2 million increase in restructuring expenses associated with actions taken to streamline the organization.

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	July 3, 2021	June 27, 2020
Net sales	$728.3	$703.8
Gross profit	$335.6	$329.2
Gross profit %	46.1%	46.8%
Operating income	$18.8	$35.6
Operating income %	2.6%	5.1%

Six Months Ended July 3, 2021 vs. Six Months Ended June 27, 2020

Net sales increased $24.5 million, or 3.5%, due to:
•$20.2 million, or 3.0%, net decrease due primarily to a decline of $36.9 million in sales of cough and cold products due to the low incidence of related illness this year. Additional decreases were due primarily to lower consumer demand for anti-parasite products in the skincare and personal hygiene category due primarily to COVID-19 restrictions and a slow start to the mosquito summer season. These decreases were partially offset by incremental new product sales including XLS Medical Forte 5 sticks in the healthy lifestyle category, the introduction of the Probify probiotics brand in the VMS category, and the launch of Plackers® into new markets in the oral self-care category. More than offset by
•$44.7 million increase due primarily to:
◦$58.1 million increase from favorable foreign currency translation;
◦$15.3 million increase from our acquisitions of the three Eastern European Brands in October 2020 and Dr. Fresh in April 2020; partially offset by

Perrigo Company plc - Item 2
CSCI

◦$28.7 million decrease due to our now-divested Rosemont pharmaceuticals business.
Operating income decreased $16.8 million, or 47.2%, due to:

•$6.4 million increase in gross profit due primarily to increased net sales as described above and greater operating efficiencies. Gross profit as a percentage of net sales decreased 70 basis points due primarily to unfavorable product mix, partially offset by greater operating efficiencies;

•$23.2 million increase in operating expenses due primarily to:
◦$19.0 million increase in selling and administration expenses due primarily to:
▪$11.3 million increase in selling, advertising and promotion expenses due primarily to unfavorable foreign currency translation, more than offsetting the reduction in expenses from the divestiture of our Rosemont pharmaceuticals business; and
▪$7.7 million increase in administration expenses due primarily to unfavorable foreign currency translation, partially offset by the absence of expenses from the divestiture of our Rosemont pharmaceuticals business; and
◦$4.2 million increase in restructuring expenses associated with actions taken to streamline the organization.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Six Months Ended
July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
$55.2	$52.4	$117.0	$113.2

The increase of $2.8 million in unallocated expenses during the three months ended July 3, 2021 compared to the prior year period was due primarily to a reduction in an insurance recovery receivable related to litigation contingencies and an increase in restructuring expenses, partially offset by a decrease in expenses due to our current Project Momentum cost savings initiative and higher indirect costs in the prior year period relating to the RX business.

The increase of $3.8 million in unallocated expenses during the six months ended July 3, 2021 compared to the prior year period was due to a reduction in an insurance recovery receivable related to litigation contingencies, an increase in restructuring expenses, and an increase in employee related expenses, partially offset by a decrease in expenses due to our current Project Momentum cost savings initiative and higher indirect costs in the prior year period relating to the RX business.

Change in Financial Assets, Interest expense, net, and Other (income) expense (Consolidated)

	Three Months Ended		Six Months Ended
(in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Change in financial assets	$—	$(2.1)	$—	$(3.7)
Interest expense, net	$31.6	$32.2	$63.6	$61.1
Other (income) expense, net	$(0.4)	$17.1	$1.9	$18.8

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

During the three and six months ended June 27, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $2.1 million and $3.7 million, respectively to $99.0 million, driven by higher volatility, higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out (refer to Item 1. Note 6).

Interest Expense, Net

The $0.6 million decrease during the three months ended July 3, 2021, compared to the prior year period was due primarily to a reduction in interest expense, partially offset by a reduction in interest income.

The $2.5 million increase for the six months ended July 3, 2021, compared to the prior year period was due primarily to a reduction in interest income received, partially offset by a reduction in interest expense.

Other (Income) Expense, Net

The $17.5 million decrease in expense during the three months ended July 3, 2021 compared to the prior year period was due primarily to the absence of a $17.4 million pre-tax loss on the divestiture of our Rosemont Pharmaceuticals business and favorable changes in revaluation of monetary assets and liabilities held in foreign currencies, partially offset by an increase in losses on investment securities.

The $16.9 million decrease in expense during the six months ended July 3, 2021 compared to the prior year period was due primarily to the absence of a $17.4 million pre-tax loss on the divestiture of our Rosemont Pharmaceuticals business and favorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
28.8%	19.7%	22.1%	3.9%

The effective tax rate for the three and six months ended July 3, 2021 increased compared to the effective tax rate for the three and six months ended June 27, 2020, primarily due to tax benefits in the 2020 periods for reductions to the U.S. valuation allowance and the U.S. Coronavirus Aid, Relief, and Economic Security ("CARES") Act, enacted in the first quarter of 2020, plus the net tax expense on 2021 intra-entity transfers of intellectual property.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the Notice of Assessment ("NoA") from Irish Revenue, the Notices of Proposed Adjustment ("NOPAs") from the IRS, the current COVID-19 pandemic, and other contingencies. We note that no payment of the additional amounts assessed by Irish Revenue pursuant to the NoA or proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a settlement

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

or other final determination of the matter is reached that is adverse to us (refer to Item 1. Note 15 for additional information on the NoA and NOPAs). Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NoA, the NOPAs, the COVID-19 pandemic or other contingencies have a material impact on our capital requirements. We received $1.5 billion in cash upon the completion of the RX business sale, on July 6, 2021. We are currently evaluating alternative uses for the increase in cash.

Cash and Cash Equivalents

Millions $
$317.5
$1,127.3
$631.5
$910.0
July 3, 2021
December 31, 2020
Cash and cash equivalents*
Working capital **

* Cash and cash equivalents as of July 3, 2021, does not include the $1.5 billion in cash received upon the completion of the RX business sale, which happened on July 6, 2021, during the third quarter.
** Working capital represents current assets less current liabilities, excluding cash and cash equivalents, assets and liabilities held for sale, and excluding current indebtedness.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Operating Activities

Six Months Ended
Millions $
$462.7
$(82.1)
$(544.8)
July 3, 2021
June 27, 2020
2021 vs 2020

The $544.8 million decrease in operating cash inflow was due primarily to:

•$336.1 million decrease in cash flow from the change in accounts receivable, due primarily to timing of sales and receipt of payments;
•$122.8 million decrease in cash flow from the change in accrued income taxes, due primarily to withholding tax on intra-entity intellectual property transfers and settlement of the Israel income tax audit, partially offset by US foreign tax credits associated with these income tax payments;

•$67.4 million decrease in cash flow from the change in inventory, due primarily to higher inventory levels from reduced sales compared to the prior year period, and the build up of inventory levels to support higher customer service levels in the CSCA segment;
•$52.1 million decrease in cash flow from the change in net earnings after adjustments for items including impairment charges, deferred income taxes, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, and depreciation and amortization;
•$40.7 million decrease in cash flow from the change in accrued payroll and related taxes, due primarily to the timing of payroll and the increase in annual management and employee bonus payments compared to the prior year period; and
•$24.2 million decrease in cash flow from the change in accrued liabilities, due primarily to paying the guarantee liability related to the Israel API sale and the change in royalty and profit sharing accruals; partially offset by
•$36.2 million increase in cash flow from the change in accrued customer programs, due primarily to pricing dynamics and timing of rebate and chargeback payments related to our discontinued operations, and timing of promotion activity and rebate payments in our CSCA segment;
•$34.2 million increase in cash flow from the change in prepaid expenses, due primarily to a decrease in our directors and officers prepaid insurance and annual prepaid expenses compared to the prior year period; and
•$29.0 million increase in cash flow from the change in other assets and liabilities, due primarily to fair value changes in our hedging instruments.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Investing Activities
The $114.1 million increase in cash used in investing cash flow was due primarily to:

•$187.8 million decrease in cash due to the absence of the proceeds from the divestiture of our Rosemont Pharmaceuticals business (refer to Item 1. Note 3);
•$37.8 million decrease in cash due to the increase in spending on asset acquisitions, primarily related to the payment for an ANDA for a generic topical gel for $16.4 million and the purchase of an ANDA for a generic topical lotion for $53.3 million, offset by prior year acquisitions for the Steripod® brand for $25.1 million and the Dexsil® brand for approximately $8.0 million (refer to Item 1. Note 3); and
•$8.3 million decrease in cash due to the change in capital spending, primarily to increase tablet and infant formula capacity and for software and technology initiatives; partially offset by
•$106.0 million increase in cash due to the absence of the payment for the acquisition of Dr. Fresh (refer to Item 1. Note 3); and
•$15.0 million increase in cash due to the absence of the payment for the purchase of our equity method investment in Kazmira LLC.

Cash Generated by (Used in) Financing Activities
The $751.2 million decrease in financing cash flow was due primarily to:

•$743.8 million decrease due to absence of the debt issuance completed in the prior year; and
•$7.4 million decrease due primarily to the payment made on the Kazmira promissory notes.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Dividends

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three and six months ended July 3, 2021 or June 27, 2020.

Borrowings and Capital Resources

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of July 3, 2021 or December 31, 2020.

Term Loans and Notes

We had $2.9 billion outstanding under our notes and bonds as of both July 3, 2021 and December 31, 2020. In August 2019, we refinanced a prior term loan with the proceeds of a new $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan"). We had $600.0 million outstanding under our 2019 Term Loan as of both July 3, 2021 and December 31, 2020.

Waiver of Debt Covenants

We are subject to financial covenants in the 2018 Revolver and 2019 Term Loan, including a maximum leverage ratio covenant, which previously required us to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as such terms are defined in the respective credit agreements) of not more than 3.75 to 1.00 at the end of each fiscal quarter. As of July 3, 2021, we were not in compliance with such covenant. However, we have received a waiver of such covenant from the lenders under both credit facilities and have entered into an amendment to each of the 2018 Revolver and 2019 Term Loan. Under such amendments, the maximum leverage ratio was increased to 5.75 to 1.00 for the third quarter of 2021, returning to 3.75 to 1.00 beginning with the fourth quarter of 2021. If we consummate certain qualifying acquisitions in the fourth quarter of 2021 or any subsequent quarter during the term of the loan, the maximum ratio would increase to 4.00 to 1.00 for such quarter. Neither the failure to meet the leverage covenant for the second quarter of 2021, nor the waiver and amendments described above, affect our ability to draw under the 2018 Revolver. No assurance can be given that the Company will meet the leverage covenant under such credit agreements. However, given the Company’s strong cash position, we do not believe that any failure to comply with such leverage covenant would have a material adverse effect on the

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Company or its liquidity. The 2019 Term Loan currently matures in the third quarter of 2022, and the amount outstanding thereunder has been classified as current indebtedness on our balance sheet as of July 3, 2021. The Company is currently evaluating various options relating to the 2018 Revolver and the 2019 Term Loan, which may include further amendments, repayment of the 2019 Term Loan, and/or refinancing.

Other Financing

On June 17, 2020, we incurred debt of $34.3 million related to our equity method investment in Kazmira pursuant to two Promissory Notes, with $3.7 million, $5.8 million and $24.8 million to be settled in November 2020, May 2021 and November 2021, respectively. On December 8, 2020, we repaid the $3.7 million balance due on the November 2020 portion of the Promissory Notes. On June 7, 2021, we repaid the $5.8 million balance due on the May 2021 portion of the Promissory Notes.

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no borrowings outstanding under the facilities as of July 3, 2021 or December 31, 2020.

Leases

We had $206.0 million and $187.7 million of lease liabilities and $202.3 million and $184.5 million of lease assets as of July 3, 2021 and December 31, 2020, respectively.

Accounts Receivable Factoring

The total amount factored on a non-recourse basis and excluded from accounts receivable was $0.4 million and $6.9 million at July 3, 2021 and December 31, 2020, respectively.

Refer to Item 1. Note 11 and Note 12 for more information on all of the above lease activity and debt facilities, respectively.

Credit Ratings

Our credit ratings on July 3, 2021 were Baa3 (negative), BBB- (negative), and BBB- (negative) by Moody's Investors Service, S&P Global Ratings, and Fitch Ratings Inc., respectively. Subsequent to quarter end, Moody's Investor Service downgraded our credit rating to a Ba1 (negative).

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Contractual Obligations and Commitments

There were no material changes in contractual obligations as of July 3, 2021 from those provided in our 2020 Form 10-K.

Significant Accounting Policies

Other than the adoption of ASU 2019-12: Income taxes (refer to Item 1. Note 15), there have been no material changes to the significant accounting policies as disclosed in our 2020 Form 10-K.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of July 3, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of July 3, 2021. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of July 3, 2021. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Item 1. Note 15 and Item 1. Note 16 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

ITEM 5. OTHER INFORMATION

On August 10, 2021, we entered into Amendment No. 1 and Waiver to our 2019 Term Loan (the “Term Loan Amendment”) and Amendment No. 2 and Waiver to our 2018 Revolver (the “Revolver Amendment”) with the lenders under each such facility, pursuant to which the lenders waived our non-compliance with the covenant to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as such terms are defined in such credit agreements) of not more than 3.75 to 1.00 as of the end of each fiscal quarter, with which we were not in compliance with as of July 3, 2021. Under such amendments, the maximum leverage ratio was increased to 5.75 to 1.00 for the third quarter of 2021, returning to 3.75 to 1.00 beginning with the fourth quarter of 2021. If we consummate certain qualifying acquisitions in the fourth quarter of 2021 or any subsequent quarter during the term of the loan, the maximum ratio would increase to 4.00 to 1.00 for such quarter. Neither the failure to meet the leverage covenant for the second quarter of 2021, nor the waiver and amendments described above, affect our ability to draw under the 2018 Revolver. The amendments also modified certain provisions related to restricted payments to account for the amended leverage ratio covenant.

The foregoing descriptions of the Term Loan Amendment and Revolver Amendment do not propose to be complete and are qualified in their entirety by reference to the full text of the Term Loan Amendment and Revolver Amendment, copies of which are attached hereto as Exhibit 10.2 and Exhibit 10.3, and the terms of which are incorporated herein by reference.

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

10.1
Amendment to Stock and Asset Purchase Agreement, by and between Perrigo Company plc and Padagis LLC, dated as of July 6, 2021 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 12, 2021).

10.2
Amendment No. 1 and Waiver to 2019 Term Loan, dated as of August 10, 2021, by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (filed herewith).

10.3
Amendment No. 2 and Waiver to 2018 Revolver, dated as of August 10, 2021, by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (filed herewith).

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

PERRIGO COMPANY PLC
(Registrant)

Date:	August 11, 2021	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 11, 2021	/s/ Raymond P. Silcock
Raymond P. Silcock
Chief Financial Officer
(Principal Accounting and Financial Officer)