Form 10-Q
period 2021-10-02
PERRIGO Co plc
filed 2021-11-12
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 2, 2021

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
 ☐  Yes  ☒ No
As of November 5, 2021, there were 133,773,881 ordinary shares outstanding.

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: the effect of the novel coronavirus (COVID-19) pandemic and the associated supply chain impacts on the Company’s business; general economic, credit, and market conditions; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company’s appeal of the draft and final Notices of Proposed Assessment (“NOPAs”) issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceedings would have on operating results, cash flows, and liquidity; pending and potential third-party claims and litigation, including litigation relating to the Company’s restatement of previously-filed financial information and litigation relating to uncertain tax positions, including the NOPAs; potential impacts of ongoing or future government investigations and regulatory initiatives; potential costs and reputational impact of product recalls or sales halts; the impact of tax reform legislation and healthcare policy; the timing, amount and cost of any share repurchases; fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve the benefits expected from the sale of its Rx business and the risk that potential costs or liabilities incurred or retained in connection with the transaction may exceed the Company’s estimates or adversely affect the Company’s business or operations; the consummation and success of the proposed acquisition of HRA and the ability to achieve the expected benefits thereof, including the risk that the parties fail to obtain the required regulatory approvals or to fulfill the other conditions to closing on the expected timeframe or at all, the occurrence of any other event, change or circumstance that could delay the transaction or result in the termination of the securities sale agreement or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the proposed acquisition; the consummation and success of other announced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and strategic and other initiatives. An adverse result with respect to the Company’s appeal of any material outstanding tax assessments or pending litigation, including securities or drug pricing matters, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2020, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$1,042.7	$1,003.0	$3,033.8	$3,035.0
Cost of sales	706.3	633.3	1,980.0	1,924.5
Gross profit	336.4	369.7	1,053.8	1,110.5

Operating expenses
Distribution	23.3	22.5	69.0	62.4
Research and development	27.6	30.4	91.7	88.7
Selling	129.7	130.1	405.0	389.0
Administration	130.6	111.3	368.1	345.2
Impairment charges	3.5	—	162.1	—
Restructuring	1.0	0.8	11.8	1.5
Other operating expense (income)	(417.6)	(3.9)	(417.6)	(3.9)
Total operating expenses	(101.9)	291.2	690.1	882.9

Operating income	438.3	78.5	363.7	227.6

Change in financial assets	—	(22.2)	—	(25.9)
Interest expense, net	30.9	33.3	94.5	94.3
Other (income) expense, net	18.5	(1.0)	20.4	17.9
Loss on extinguishment of debt	—	20.0	—	20.0
Income (loss) from continuing operations before income taxes	388.9	48.4	248.8	121.3
Income tax expense (benefit)	442.8	22.0	411.8	24.9
Income (loss) from continuing operations	(53.9)	26.4	(163.0)	96.4
Income (loss) from discontinued operations, net of tax	(5.0)	(181.0)	84.5	(84.0)
Net income (loss)	$(58.9)	$(154.6)	$(78.5)	$12.4

Earnings (loss) per share
Basic
Continuing operations	$(0.40)	$0.19	$(1.22)	$0.71
Discontinued operations	(0.04)	(1.32)	0.63	(0.62)
Basic earnings per share	$(0.44)	$(1.13)	$(0.59)	$0.09
Diluted
Continuing operations	$(0.40)	$0.19	$(1.22)	$0.70
Discontinued operations	(0.04)	(1.31)	0.63	(0.61)
Diluted earnings per share	$(0.44)	$(1.12)	$(0.59)	$0.09

Weighted-average shares outstanding
Basic	133.8	136.5	133.5	136.3
Diluted	133.8	137.6	133.5	137.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income (loss)	$(58.9)	$(154.6)	$(78.5)	$12.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(228.3)	86.5	(307.5)	81.0
Change in fair value of derivative financial instruments, net of tax	(23.8)	(2.3)	(31.1)	(12.4)
Change in post-retirement and pension liability, net of tax	(0.8)	(1.2)	(2.2)	(4.3)
Other comprehensive income (loss), net of tax	(252.9)	83.0	(340.8)	64.3
Comprehensive income (loss)	$(311.8)	$(71.6)	$(419.3)	$76.7
See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	October 2, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,078.1	$631.5
Accounts receivable, net of allowance for credit losses of $7.6 and $6.5, respectively	686.2	593.5
Inventories	1,092.5	1,059.4
Prepaid expenses and other current assets	355.7	182.2
Current assets held for sale	13.4	666.9
Total current assets	4,225.9	3,133.5
Property, plant and equipment, net	842.8	864.6
Operating lease assets	170.6	154.7
Goodwill and indefinite-lived intangible assets	3,036.9	3,102.7
Definite-lived intangible assets, net	2,226.2	2,481.5
Deferred income taxes	40.2	40.6
Non-current assets held for sale	—	1,364.0
Other non-current assets	373.3	346.8
Total non-current assets	6,690.0	8,354.9
Total assets	$10,915.9	$11,488.4
Liabilities and Shareholders’ Equity
Accounts payable	$405.6	$451.6
Payroll and related taxes	106.6	152.9
Accrued customer programs	140.1	128.5
Other accrued liabilities	339.9	183.1
Accrued income taxes	353.0	9.0
Current indebtedness	629.4	37.3
Current liabilities held for sale	29.2	419.6
Total current liabilities	2,003.8	1,382.0
Long-term debt, less current portion	2,920.9	3,527.6
Deferred income taxes	243.0	276.2
Non-current liabilities held for sale	—	108.3
Other non-current liabilities	565.8	539.2
Total non-current liabilities	3,729.7	4,451.3
Total liabilities	5,733.5	5,833.3
Commitments and contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,064.8	7,118.2
Accumulated other comprehensive income	54.2	395.0
Retained earnings (accumulated deficit)	(1,936.6)	(1,858.1)
Total shareholders’ equity	5,182.4	5,655.1
Total liabilities and shareholders' equity	$10,915.9	$11,488.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	133.7	133.1

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

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2020	133.1	$7,118.2	$395.0	$(1,858.1)	$5,655.1
Net income	—	—	—	38.1	38.1
Other comprehensive loss	—	—	(118.3)	—	(118.3)
Restricted stock plan	0.6	—	—	—	—
Compensation for stock options	—	0.4	—	—	0.4
Compensation for restricted stock	—	24.6	—	—	24.6
Cash dividends, $0.24 per share	—	(32.6)	—	—	(32.6)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(9.3)	—	—	(9.3)
Balance at April 3, 2021	133.5	$7,101.3	$276.7	$(1,820.0)	$5,558.0

Net loss	—	—	—	(57.7)	(57.7)
Other comprehensive income	—	—	30.4	—	30.4
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	0.2	—	—	0.2
Compensation for restricted stock	—	13.9	—	—	13.9
Cash dividends, $0.24 per share	—	(32.5)	—	—	(32.5)
Shares withheld for payment of employees' withholding tax liability	—	(1.2)	—	—	(1.2)
Balance at July 3, 2021	133.6	$7,081.7	$307.1	$(1,877.7)	$5,511.1

Net loss	—	—	—	(58.9)	(58.9)
Other comprehensive loss	—	—	(252.9)	—	(252.9)
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	0.2	—	—	0.2
Compensation for restricted stock	—	18.5	—	—	18.5
Cash dividends, $0.24 per share	—	(32.7)	—	—	(32.7)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(2.9)	—	—	(2.9)
Balance at October 2, 2021	133.7	$7,064.8	$54.2	$(1,936.6)	$5,182.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash Flows From (For) Operating Activities
Net income (loss)	$(78.5)	$12.4
Adjustments to derive cash flows:
Depreciation and amortization	238.8	284.7
Loss (Gain) on sale of business	(63.9)	18.6
Share-based compensation	50.2	43.9
Impairment charges	162.1	202.4
Change in financial assets	—	(25.9)
Loss on extinguishment of debt	—	20.0
Restructuring charges	11.8	1.9
Deferred income taxes	(24.0)	25.7
Amortization of debt premium	(2.7)	(1.7)
Other non-cash adjustments, net	9.2	(12.0)
Subtotal	303.0	570.0
Increase (decrease) in cash due to:
Accounts receivable	(182.3)	106.4
Inventories	(70.2)	(93.2)
Prepaid expenses	(1.8)	(23.8)
Accounts payable	(10.4)	15.2
Payroll and related taxes	(60.6)	(2.2)
Accrued customer programs	13.4	(35.5)
Accrued liabilities	(5.8)	(16.0)
Accrued income taxes	313.2	(9.0)
Other, net	(36.8)	13.9
Subtotal	(41.3)	(44.2)
Net cash from (for) operating activities	261.7	525.8
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	2.8	3.2
Purchase of equity method investment	—	(15.0)
Acquisitions of businesses, net of cash acquired	—	(106.0)
Asset acquisitions	(70.6)	(34.1)
Additions to property, plant and equipment	(110.4)	(104.3)
Net proceeds from sale of business	1,493.1	187.8
Other investing, net	2.8	8.1
Net cash from (for) investing activities	1,317.7	(60.3)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	—	743.8
Payments on long-term debt	—	(590.0)
Borrowings (repayments) of revolving credit agreements and other financing, net	(5.8)	0.1
Deferred financing fees	—	(6.7)
Premiums on early debt retirement	—	(19.0)
Cash dividends	(97.8)	(93.0)
Other financing, net	(17.1)	(14.9)
Net cash from (for) financing activities	(120.7)	20.3
Effect of exchange rate changes on cash and cash equivalents	(12.0)	9.3
Net increase (decrease) in cash and cash equivalents	1,446.7	495.1
Cash and cash equivalents of continuing operations, beginning of period	631.5	344.5
Cash and cash equivalents held for sale, beginning of period	10.0	9.8
Less cash and cash equivalents held for sale, end of period	(10.1)	(9.2)
Cash and cash equivalents of continuing operations, end of period	$2,078.1	$840.2

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

On March 1, 2021, we announced a definitive agreement to sell our generic RX Pharmaceuticals business ("RX business") to Altaris Capital Partners, LLC ("Altaris"). On July 6, 2021, we completed the sale of the RX business. The financial results of our RX business, which were previously reported in our Prescription Pharmaceuticals ("RX") segment, have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of our RX business are reflected as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets for all periods presented prior to the sale. Refer to Note 8 for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout the Notes to the unaudited Condensed Consolidated Financial Statements relate to our continuing operations.

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
The following table presents the allowance for credit losses activity (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Beginning balance	$7.7	$5.5	$6.5	$6.0
Provision for credit losses, net	0.1	0.6	3.7	1.1
Receivables written-off	—	(0.4)	(0.7)	(1.5)
Transfer to held for sale	—	—	(1.4)	—
Currency translation adjustment	(0.2)	0.1	(0.5)	0.2
Ending balance	$7.6	$5.8	$7.6	$5.8

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
U.S.	$657.4	$638.7	$1,859.0	$1,913.4
Europe(2)	334.5	326.6	1,037.6	1,011.0
All other countries(3)	50.8	37.7	137.2	110.6
Total net sales	$1,042.7	$1,003.0	$3,033.8	$3,035.0

(1) Derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $7.6 million and $17.4 million for the three and nine months ended October 2, 2021 respectively, and $10.8 million and $22.3 million for the three and nine months ended September 26, 2020, respectively.
(3) Includes net sales generated primarily in Mexico, Australia and Canada.

Perrigo Company plc - Item 1
Note 2

Product Category

The following is a summary of our net sales by category (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
CSCA(1)
Upper respiratory	$121.9	$117.1	$345.8	$397.2
Digestive health	110.6	111.8	344.0	339.9
Pain and sleep-aids	108.4	102.6	292.9	325.7
Nutrition	105.3	100.3	293.3	291.5
Oral self-care	76.7	81.9	227.4	202.5
Healthy lifestyle	72.9	86.9	214.9	256.2
Skincare and personal hygiene	56.0	51.4	165.9	145.4
Vitamins, minerals, and supplements	8.1	6.3	24.3	19.1
Other CSCA(2)	34.3	5.7	48.5	14.7
Total CSCA	694.2	664.0	1,957.0	1,992.2
CSCI
Skincare and personal hygiene	88.5	83.1	307.9	275.4
Upper respiratory	58.7	62.3	144.2	191.9
Vitamins, minerals, and supplements	54.7	52.9	162.8	139.9
Pain and sleep-aids	52.1	49.0	148.4	136.0
Healthy lifestyle	42.2	40.6	140.5	124.7
Oral self-care	24.4	25.2	72.4	68.8
Digestive health	10.1	6.8	28.3	17.9
Other CSCI(3)	17.8	19.1	72.3	88.2
Total CSCI	348.5	339.0	1,076.8	1,042.8
Total net sales	$1,042.7	$1,003.0	$3,033.8	$3,035.0

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

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $80.8 million and $213.7 million for the three and nine months ended October 2, 2021, respectively and $76.3 million and $190.0 million for the three and nine months ended September 26, 2020, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	October 2, 2021	December 31, 2020
Short-term contract assets	Prepaid expenses and other current assets	$42.2	$19.7

Perrigo Company plc - Item 1
Note 3

NOTE 3 – ACQUISITIONS AND DIVESTITURES
Acquisitions During the Nine Months Ended October 2, 2021

Héra SAS (“HRA Pharma”) Acquisition Agreement

On September 8, 2021, we and our wholly-owned subsidiary Habsont Unlimited Company (the "Purchaser"), entered into a Put Option Agreement to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from funds affiliated with private equity firms Astorg and Goldman Sachs Asset Management (collectively, the "Sellers"). Pursuant to the Put Option Agreement, following completion of the works council consultation process required under French law, the selling shareholders exercised their put option right under the Put Option Agreement and, on October 20, 2021, the Company, the Purchaser and the Sellers entered into a Securities Sale Agreement in the form previously agreed by the parties (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser has agreed to acquire certain holding companies holding all of the outstanding equity interests of HRA from the Sellers for cash. The transaction values HRA at approximately €1.8 billion, or approximately $2.1 billion as of the date of the Put Option Agreement, on an enterprise value basis and using a lockbox mechanism set forth in the Purchase Agreement. The proposed final transaction is expected to close in the first half of 2022, subject to the satisfaction of customary closing conditions, including regulatory approvals. We intend to pay the purchase price using a combination of cash on hand and, depending upon market conditions, either funds available under our current credit facility or funds from new debt financing. HRA Pharma is one of the fastest growing OTC companies globally, with three category-leading self-care brands in blister care (Compeed®), women’s health (ellaOne®) and scar care (Mederma®), and brings expertise in prescription-to-OTC switches. This acquisition would strengthen our presence in Europe, improve our financial profile and margins, and will complete our transformation to a consumer self-care company. Operating results are expected to be reported within both our CSCA and CSCI segments.

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

Perrigo Company plc - Item 1
Note 3

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

Perrigo Company plc - Item 1
Note 3

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the acquisitions of Dr. Fresh and the Eastern European Brands occurred on January 1, 2019, and had been combined with the results reported in our Condensed Consolidated Statements of Operations for all periods presented (in millions):

	Three Months Ended	Nine Months Ended
(Unaudited)	September 26, 2020	September 26, 2020
Net sales	$1,009.2	$3,083.2
Income from continuing operations	$28.5	$108.7

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

Acquisitions During the Nine Months Ended September 26, 2020

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

Divestitures During the Nine Months Ended October 2, 2021

RX business

Refer to Note 8 - Discontinued Operations for details on the sale of the RX business.

Divestitures During the Nine Months Ended September 26, 2020

Rosemont Pharmaceuticals Business

On June 19, 2020, we completed the sale of our U.K.-based Rosemont Pharmaceuticals business, a generic prescription pharmaceuticals manufacturer focused on liquid medicines, to a U.K.-headquartered private equity firm for cash consideration of £155.6 million (approximately $195.0 million). The sale resulted in a pre-tax loss of $17.4 million during the three and six months ended June 27, 2020, $1.3 million during the three months ended September 26, 2020, and $2.4 million during the three months ended December 31, 2020. These losses were recorded in our CSCI segment in Other (income) expense, net on the Consolidated Statements of Operations. These losses included professional fees and a $46.4 million write-off of foreign currency translation adjustment from Accumulated other comprehensive income.

Perrigo Company plc - Item 1
Note 4

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2020	Purchase accounting adjustments	Impairments	Currency translation adjustments	October 2, 2021
CSCA(1)	$1,905.0	$2.4	$(6.1)	$(0.7)	$1,900.6
CSCI(2)	1,190.7	(2.4)	—	(57.5)	1,130.8
Total goodwill	$3,095.7	$—	$(6.1)	$(58.2)	$3,031.4

(1) We had no accumulated goodwill impairments as of December 31, 2020 and $6.1 million as of October 2, 2021.
(2) We had accumulated goodwill impairments of $868.4 million as of December 31, 2020 and October 2, 2021.

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

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	October 2, 2021		December 31, 2020
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.6	$—	$4.3	$—
In-process research and development	1.9	—	2.7	—
Total indefinite-lived intangibles	$5.5	$—	$7.0	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$72.8	$56.1	$74.8	$55.4
Developed product technology, formulations, and product rights	300.7	187.6	303.3	177.3
Customer relationships and distribution networks	1,844.1	872.2	1,920.5	823.7
Trademarks, trade names, and brands	1,506.0	381.5	1,581.5	342.2
Non-compete agreements	2.1	2.1	2.9	2.9
Total definite-lived intangibles	$3,725.7	$1,499.5	$3,883.0	$1,401.5
Total intangible assets	$3,731.2	$1,499.5	$3,890.0	$1,401.5

We recorded amortization expense of $52.2 million and $159.0 million for the three and nine months ended October 2, 2021, respectively, and $53.3 million and $157.5 million for the three and nine months ended September 26, 2020, respectively.

Perrigo Company plc - Item 1
Note 5

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	October 2, 2021	December 31, 2020
Finished goods	$617.1	$574.1
Work in process	240.9	220.4
Raw materials	234.5	264.9
Total inventories	$1,092.5	$1,059.4

NOTE 6 – FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	October 2, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$1.5	$—	$—	$2.5	$—	$—
Foreign currency forward contracts	—	5.8	—	—	9.8	—
Cross-currency swap	—	—	—	—	6.3	—
Foreign currency option contracts	—	13.3	—	—	—	—
Total assets	$1.5	$19.1	$—	$2.5	$16.1	$—

Liabilities:
Cross-currency swap	$—	$24.1	$—	$—	$—	$—
Foreign currency forward contracts	—	1.8	—	—	7.9	—
Total liabilities	$—	$25.9	$—	$—	$7.9	$—

Measured at fair value on a non-recurring basis:
Liabilities
Liabilities held for sale, net(1)	$—	$—	$15.8	$—	$—	$—
Total liabilities	$—	$—	$15.8	$—	$—	$—

(1)     We measured the net assets held for sale for impairment purposes and recorded a total impairment of $161.2 million, resulting in a net liability held for sale balance (refer to Note 9).

There were no transfers within Level 3 fair value measurements during the three and nine months ended October 2, 2021 or the year ended December 31, 2020.

Foreign Currency Option Contracts

We valued the foreign currency option contract derivatives using an extension of the Black-Scholes Option Pricing Model ("BSOPM") which uses the strike price and expiry as inputs obtained from the contractual agreement. Additionally, the model uses risk-free interest rates, forward currency quotes, and option volatility assumptions obtained from the observable market.

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

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone (in millions):

	Three Months Ended	Nine Months Ended
	September 26, 2020	September 26, 2020
Beginning balance	$99.0	$95.3
Change in fair value	22.2	25.9
Ending balance	$121.2	$121.2

We valued our contingent milestone payment from Royalty Pharma using a modified BSOPM. Key inputs in the BSOPM are the estimated volatility and rate of return of royalties on global net sales of Tysabri® that are received by Royalty Pharma until the contingent milestones are resolved. As of September 26, 2020, volatility and the estimated fair value of the milestones had a positive relationship such that higher volatility translates to a higher estimated fair value of the contingent milestone payments. Rate of return and the estimated fair value of the milestones had an inverse relationship, such that a lower rate of return correlates with a higher estimated fair value of the contingent milestone payments. We assessed volatility and rate of return inputs quarterly by analyzing certain market volatility benchmarks and the risk associated with Royalty Pharma achieving the underlying projected royalties. The table below represents the volatility and rate of return:

Three Months Ended
September 26, 2020
Volatility	30.0%
Rate of return	6.84%

During the three and nine months ended September 26, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $22.2 million and $25.9 million, respectively, to $121.2 million, driven by higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out. As of December 31, 2020, there were no contingent milestone payments outstanding and, accordingly, no asset recorded in the Condensed Consolidated Balance Sheet.

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Goodwill

During the three months ended July 3, 2021 and nine months ended October 2, 2021, as a result of our definitive agreement to sell our Latin American businesses, we prepared a goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment in the CSCA segment (refer to Note 4).

Assets (liabilities) held for sale, net

During the three months ended July 3, 2021 and nine months ended October 2, 2021, as a result of our definitive agreement to sell our Latin American businesses, we prepared an impairment test on the net assets held for sale related to this business. We determined the carrying value of the net assets held for sale exceed the fair

Perrigo Company plc - Item 1
Note 6

value less cost to sell and recorded an impairment in the CSCA segment (refer to Note 9).

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	October 2, 2021		December 31, 2020
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,760.0	$—	$2,760.0	$—
Fair value	$2,906.0	$—	$3,031.1	$—

Private placement note
Carrying value (excluding premium)	$—	$156.6	$—	$164.9
Fair value	$—	$166.9	$—	$177.5

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

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	October 2, 2021	December 31, 2020
Fair value method	Prepaid expenses and other current assets	$1.5	$2.5
Fair value method(1)	Other non-current assets	$1.8	$1.9
Equity method	Other non-current assets	$69.0	$69.8

(1)     Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended		Nine Months Ended
Measurement Category	Income Statement Location	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Fair value method	Other (income) expense, net	$—	$(0.4)	$0.9	$2.2
Equity method	Other (income) expense, net	$—	$(1.1)	$0.8	$(2.6)

NOTE 8 – DISCONTINUED OPERATIONS

Our discontinued operations primarily consist of our RX segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “RX business”).

On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris. On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion. The consideration includes a $53.3 million reimbursement related to an ANDA for a generic topical lotion which Altaris is required to deliver in

Perrigo Company plc - Item 1
Note 8
cash to Perrigo pursuant to the terms of the Agreement. The sale resulted in a pre-tax gain of $63.9 million recorded in Other (income) expense, net on the Statement of Operations for discontinued operations. The gain included a $160.0 million increase from the write-off of foreign currency translation adjustment from Accumulated other comprehensive income and a decrease from professional fees. The transaction gain is subject to final settlements under the Agreement, which we expect to finalize in the fourth quarter of 2021.

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

Under the terms of the agreement, we will provide transition services for up to 24 months after the close of the transaction and we entered into a reciprocal supply agreement pursuant to which Perrigo will supply certain products to the RX business and the RX business will supply certain products to Perrigo. The supply agreements have a term of four years, extendable up to seven years by the party who is the purchaser of the products under such agreement. We also extended distribution rights to the RX business for certain OTC products owned and manufactured by Perrigo that may be fulfilled through pharmacy channels, in return for a share of the net profits.

During the three and nine months ended October 2, 2021, we recognized $3.6 million of income related to the transition services agreement ("TSA") in Other operating expense (income); $29.4 million of product sales and royalty income in Net sales related to the supply and distribution agreements with the RX business; and we purchased $9.5 million of inventories related to the supply arrangement with the RX business. No payments were made or received related to these agreements during the three and nine months ended October 2, 2021.

Additionally, under the TSA, we net settle any receipts received or payments made on behalf of the RX business’ customers or vendors. As of October 2, 2021, we recorded a receivable in the amount of $36.4 million in Prepaid expenses and other current assets for the reimbursement due to Perrigo.

In the transaction, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 16 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, the buyer's obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on the buyer's obligation of $50.0 million. We have not requested payments from the buyer related to the indemnity of these liabilities during the three and nine months ended October 2, 2021.

Perrigo Company plc - Item 1
Note 8
Income from discontinued operations, net of tax was as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$0.5	$210.7	$405.1	$738.8
Cost of sales	0.1	149.8	258.4	496.2
Gross profit	0.4	60.9	146.7	242.6

Operating expenses
Distribution	—	3.6	6.1	11.4
Research and development	0.2	11.9	30.8	42.1
Selling	0.1	7.6	16.3	22.3
Administration	4.9	8.7	35.6	23.2
Impairment charges	—	202.4	—	202.4
Restructuring	—	—	—	0.4
Other operating expense (income)	—	0.6	(0.4)	0.8
Total operating expenses	5.2	234.8	88.4	302.6

Operating income (loss)	(4.8)	(173.9)	58.3	(60.0)

Interest expense, net	—	0.7	0.8	3.2
Other (income) expense, net	(63.7)	1.5	(65.5)	(0.7)
Income before income taxes	58.9	(176.1)	123.0	(62.5)
Income tax expense (benefit)	63.9	4.9	38.5	21.5
Income (loss) from discontinued operations, net of tax	$(5.0)	$(181.0)	$84.5	$(84.0)

During the three and nine months ended October 2, 2021, we incurred $29.1 million and $40.8 million, respectively, of separation costs related to the sale of the RX business. The costs incurred during the three months ended October 2, 2021 included selling costs, which were reported in other (income) expense, net as part of the gain on sale of the RX business. Separation costs incurred in prior periods were included in administration expenses.

Select cash flow information related to discontinued operations was as follows (in millions):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$15.3	$72.4
Impairment charges	—	202.4
Loss (Gain) on sale of business	(63.9)	—

Cash flows from discontinued operations investing activities:
Asset acquisitions	$(69.7)	$(0.9)
Additions to property, plant and equipment	(6.6)	(10.0)
Net proceeds from sale of business	1,493.1	—

Asset acquisitions related to discontinued operations consisted of two Abbreviated New Drug Applications ("ANDAs") purchased under a contractual arrangement entered into on May 15, 2015 with a third party that specializes in research and development and obtaining approval for various drug candidates to develop specific products. On December 31, 2020, we purchased an ANDA for a generic topical gel for $16.4 million, which was subsequently paid during the three months ended April 3, 2021 and on March 8, 2021, we purchased an ANDA for a generic topical lotion for $53.3 million. These ANDAs were acquired by Altaris as part of the RX business sale.

Perrigo Company plc - Item 1
Note 8
The assets and liabilities classified as held for sale related to discontinued operations were as follows (in millions):

December 31, 2020
Cash and cash equivalents	$10.0
Accounts receivable, net of allowance for credit losses of $1.1	460.7
Inventories	140.8
Prepaid expenses and other current assets	55.4
Current assets held for sale	666.9

Property, plant and equipment, net	131.4
Operating lease assets	31.3
Goodwill and indefinite-lived intangible assets	681.2
Definite-lived intangible assets, net	492.8
Deferred income taxes	3.6
Other non-current assets	23.7
Non-current assets held for sale	1,364.0
Total assets held for sale	$2,030.9

Accounts payable	$92.2
Payroll and related taxes	22.3
Accrued customer programs	237.4
Other accrued liabilities	67.2
Current indebtedness	0.5
Current liabilities held for sale	419.6

Long-term debt, less current portion	0.7
Deferred income taxes	3.1
Other non-current liabilities	104.5
Non-current liabilities held for sale	108.3
Total liabilities held for sale	$527.9

NOTE 9 – ASSETS HELD FOR SALE

We classify assets as "held for sale" when, among other factors, management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value and the fair market value, less costs to sell.

During the three months ended July 3, 2021, management committed to a plan to sell our Latin American businesses; as a result, such assets were classified as held for sale. The assets associated with this business were reported within our CSCA segment. The sale is expected to close in the first half of 2022. At July 3, 2021, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less cost to sell, resulting in an impairment charge of $152.5 million. At October 2, 2021 we recorded an additional impairment charge of $2.6 million resulting in a total impairment charge of $155.1 million. We also recorded a goodwill impairment charge of $6.1 million within our CSCA segment, related to the Latin American businesses (refer to Note 4), resulting in a total impairment charge of $161.2 million.

The assets and liabilities held for sale related to the Latin American businesses were reported within Current assets held for sale and Current liabilities held for sale on the Condensed Consolidated Balance Sheets. Net of impairment charges, the assets and liabilities of the Latin American businesses reported as held for sale as of October 2, 2021 totaled $13.4 million and $29.2 million, respectively.

Perrigo Company plc - Item 1
Note 10

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Option Contracts

In September of 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that will mature in the third quarter of 2022. The company recorded a loss of $12.6 million for the change in fair value of the option contracts during the three months ended October 2, 2021 in Other (income) expense, net. Gains or losses on the derivatives due to changes in the EUR/USD exchange rate prior to the close of the acquisition will be economically offset at closing in the final settlement of the euro-denominated HRA Pharma purchase price. At the time of settlement, we are obligated to pay the deferred financing fee of $25.9 million.

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

Interest Rate Swaps

There were no active designated or non-designated interest rate swaps as of October 2, 2021 or December 31, 2020.

Foreign Currency Forwards

Net Investment Hedge

On June 19, 2020, we entered into a foreign currency forward contract designated as a net investment hedge of the GBP currency exposure of our net investment in certain of our U.K. operations. The hedge had a notional basis of £155.0 million ($194.5 million) and was settled during the three months ended September 26, 2020.

Perrigo Company plc - Item 1
Note 10

Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	October 2, 2021	December 31, 2020
European Euro (EUR)	$1,277.7	$312.6
British Pound (GBP)	121.5	92.3
Israeli Shekel (ILS)	—	94.4
Danish Krone (DKK)	44.8	65.2
Swedish Krona (SEK)	41.9	41.2
Chinese Yuan (CNY)	36.2	49.1
United States Dollar (USD)	21.2	101.5
Polish Zloty (PLZ)	17.9	21.8
Canadian Dollar (CAD)	17.7	36.8
Norwegian Krone (NOK)	9.9	7.8
Switzerland Franc (CHF)	6.9	8.2
Turkish Lira (TRY)	4.7	4.0
Australian Dollar (AUD)	3.8	11.3
Romanian New Leu (RON)	3.7	3.6
Mexican Peso (MPX)	0.6	15.6
Other	2.2	2.3
Total	$1,610.7	$867.7

The maximum term of our forward currency exchange contracts is 60 months.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	October 2, 2021	December 31, 2020
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$5.0	$5.0
Foreign currency forward contracts	Other non-current assets	0.4	0.5
Cross-currency swap	Other non-current assets	—	6.3
Total designated derivatives		$5.4	$11.8
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.4	$4.3
Foreign currency options	Prepaid expenses and other current assets	13.3	—
Total non-designated derivatives		$13.7	$4.3

Perrigo Company plc - Item 1
Note 10

		Liability Derivatives
		Fair Value
	Balance Sheet Location	October 2, 2021	December 31, 2020
Designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$0.4	$5.5
Cross-currency swap	Other accrued liabilities	24.1	—
Total designated derivatives		$24.5	$5.5
Non-designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$1.4	$2.4

The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

	Three Months Ended
	October 2, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	2.4	Net sales	(0.4)	Net sales	—
		Cost of sales	(0.5)	Cost of sales	—
				Other (income) expense, net	0.2
	$2.4		$(1.3)		$0.2
Net investment hedges:
Cross-currency swap	$(28.4)			Interest expense, net	$(0.9)

Perrigo Company plc - Item 1
Note 10

	Nine Months Ended
	October 2, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(1.3)	Interest expense, net	—
Foreign currency forward contracts	2.0	Net sales	(2.3)	Net sales	—
		Cost of sales	1.4	Cost of sales	0.4
				Other (income) expense, net	0.6
	$2.0		$(2.3)		$1.0
Net investment hedges:
Cross-currency swap	$(30.5)			Interest expense, net	$(2.9)
(1) Net loss of $7.9 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

	Three Months Ended
	September 26, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	(1.5)	Net sales	(0.1)	Net sales	—
		Cost of sales	1.3	Cost of sales	0.2
	$(1.5)		$0.8		$0.2
Net investment hedges:
Cross-currency swap	$(0.3)			Interest expense, net	$0.9
Foreign currency forward contract	(11.7)			Interest expense, net	(0.1)
	$(12.0)				$0.8

Perrigo Company plc - Item 1
Note 10

	Nine Months Ended
	September 26, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(1.3)	Interest expense, net	—
Foreign currency forward contracts	8.3	Net sales	(0.1)	Net sales	0.1
		Cost of sales	0.3	Cost of sales	0.8
	$8.3		$(1.2)		$0.9
Net investment hedges:
Cross-currency swap	$(18.6)			Interest expense, net	$5.6
Foreign currency forward contract	(11.2)			Interest expense, net	(0.1)
	$(29.8)				$5.5

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foreign currency forward contracts	Other (income) expense, net	$(0.1)	$(0.3)	$(6.1)	$(1.3)
	Interest expense, net	0.2	0.9	1.2	2.8
		$0.1	$0.6	$(4.9)	$1.5

Foreign currency options	Other (income) expense, net	$12.6	$—	$12.6	$—

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

Perrigo Company plc - Item 1
Note 10

	Three Months Ended
	October 2, 2021
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,042.7	$706.3	$30.9	$18.5

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.4)	$(0.5)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$—	$—	$0.2
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

	Nine Months Ended
	October 2, 2021
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,033.8	$1,980.0	$94.5	$20.4

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(2.3)	$1.4	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.4	$—	$0.6
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.3)	$—

Perrigo Company plc - Item 1
Note 10

	Three Months Ended
	September 26, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,003.0	$633.3	$33.3	$(1.0)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.1)	$1.3	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.2	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

	Nine Months Ended
	September 26, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,035.0	$1,924.5	$94.3	$17.9

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.1)	$0.3	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$0.8	$—	$—
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.3)	$—

Perrigo Company plc - Item 1
Note 11

NOTE 11 – LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	October 2, 2021	December 31, 2020
Operating	Operating lease assets	$170.6	$154.7
Finance	Other non-current assets	29.5	29.8
Total		$200.1	$184.5

Liabilities	Balance Sheet Location	October 2, 2021	December 31, 2020
Current
Operating	Other accrued liabilities	$27.2	$28.3
Finance	Current indebtedness	5.1	6.7
Non-Current
Operating	Other non-current liabilities	148.9	132.5
Finance	Long-term debt, less current portion	22.1	20.2
Total		$203.3	$187.7

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	October 2, 2021	December 31, 2020	October 2, 2021	December 31, 2020
CSCA	$100.8	$75.9	$15.7	$16.7
CSCI	30.4	34.4	8.3	5.9
Unallocated	39.4	44.4	5.5	7.2
Total	$170.6	$154.7	$29.5	$29.8

	Liabilities
	Operating		Financing
	October 2, 2021	December 31, 2020	October 2, 2021	December 31, 2020
CSCA	$101.3	$75.8	$16.4	$17.0
CSCI	31.4	35.2	5.2	2.5
Unallocated	43.4	49.8	5.6	7.4
Total	$176.1	$160.8	$27.2	$26.9

Lease expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating leases(1)	$10.0	$8.5	$29.9	$26.6

Finance leases
Amortization	$1.5	$1.1	$4.4	$3.2
Interest	0.2	0.2	0.6	0.6
Total finance leases	$1.7	$1.3	$5.0	$3.8

Perrigo Company plc - Item 1
Note 11

            (1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of October 2, 2021 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2021	$8.2	$1.5	$9.7
2022	29.2	5.6	34.8
2023	21.8	3.9	25.7
2024	18.6	2.4	21.0
2025	16.5	2.2	18.7
After 2025	109.0	15.8	124.8
Total lease payments	203.3	31.4	234.7
Less: Interest	27.2	4.2	31.4
Present value of lease liabilities	$176.1	$27.2	$203.3

Our weighted average lease terms and discount rates are as follows:

	October 2, 2021	September 26, 2020
Weighted-average remaining lease term (in years)
Operating leases	11.39	6.26
Finance leases	8.78	9.20
Weighted-average discount rate
Operating leases	2.60%	3.64%
Finance leases	2.64%	3.20%

Our lease cash flow classifications are as follows (in millions):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$26.3	$25.4
Operating cash flows for finance leases	$0.6	$0.6
Financing cash flows for finance leases	$3.9	$2.9

Leased assets obtained in exchange for new finance lease liabilities	$4.5	$4.6
Leased assets obtained in exchange for new operating lease liabilities	$42.5	$24.5

Perrigo Company plc - Item 1
Note 12

NOTE 12 – INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

		October 2, 2021	December 31, 2020
Term loan
2019 Term loan due August 15, 2022		$600.0	$600.0

Notes and Bonds
Coupon	Due
5.105%	July 28, 2023(1)	$156.6	$164.9
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
3.150%	June 15, 2030	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,916.6	2,924.9
Other financing		52.0	57.4
Unamortized premium (discount), net		(3.5)	(0.3)
Deferred financing fees		(14.8)	(17.1)
Total borrowings outstanding		3,550.3	3,564.9
Current indebtedness		(629.4)	(37.3)
Total long-term debt less current portion		$2,920.9	$3,527.6

    (1) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of October 2, 2021 or December 31, 2020.

Term Loan and Notes

In August 2019, we refinanced a prior term loan with the proceeds of a $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan"). We had $600.0 million outstanding under our 2019 Term Loan as of both October 2, 2021 and December 31, 2020.

Waiver and Amendment of Debt Covenants

We are subject to financial covenants in the 2018 Revolver and 2019 Term Loan, including a maximum leverage ratio covenant, which previously required us to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as such terms are defined in such credit agreements) of not more than 3.75 to 1.00 at the end of each fiscal quarter. During the nine months ended October 2, 2021, we received a waiver for non-compliance with such covenant as of July 3, 2021 from the lenders under both such credit facilities and entered into an amendment to each of the 2018 Revolver and 2019 Term Loan. Under such amendments, the maximum leverage ratio was increased to 5.75 to 1.00 for the third quarter of 2021, returning to 3.75 to 1.00 beginning with the fourth quarter of 2021. If we consummate certain qualifying acquisitions in the fourth quarter of 2021 or any subsequent quarter during the term of the loan, the maximum ratio would increase to 4.00 to 1.00 for such quarter. Due to the waiver and amendment described above, our leverage ratios at the end of the second and third quarters of 2021 do not prevent us from drawing under the 2018 Revolver. As of October 2, 2021, we are in compliance with all the covenants under our debt agreements.

Perrigo Company plc - Item 1
Note 12

2020 Notes and 2021 Notes Redemption

On June 19, 2020, Perrigo Finance Unlimited Company, an indirect wholly-owned finance subsidiary of Perrigo ("Perrigo Finance"), issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the “2020 Notes") and received net proceeds of $737.1 million after the underwriting discount and offering expenses. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. Due to a credit ratings downgrade by S&P Global Ratings and Moody’s in the third quarter of 2021, the interest on the 2020 Notes will step up from 3.150% to 3.900%, starting after the interest payment due on December 15, 2021. The 2020 Notes will mature on June 15, 2030 and are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture. On July 6, 2020, a portion of the proceeds of the 2020 Notes were used to fund the redemption of $280.4 million of Perrigo Finance's 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021 (collectively, the "2021 Notes").

As a result of the early redemption of the 2021 notes, during the three months ended September 26, 2020, we recorded a loss of $20.0 million in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of October 2, 2021 or December 31, 2020.

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

Perrigo Company plc - Item 1
Note 13

NOTE 13 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Income (loss) from continuing operations	$(53.9)	$26.4	$(163.0)	$96.4
Income (loss) from discontinued operations, net of tax	(5.0)	(181.0)	84.5	(84.0)
Net income (loss)	$(58.9)	$(154.6)	$(78.5)	$12.4

Denominator:
Weighted average shares outstanding for basic EPS	133.8	136.5	133.5	136.3
Dilutive effect of share-based awards*	—	1.1	—	1.2
Weighted average shares outstanding for diluted EPS	133.8	137.6	133.5	137.5

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	1.5	—	1.5
* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three and nine months ended October 2, 2021 or September 26, 2020.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2020	$(0.7)	$407.3	$(11.6)	$395.0
OCI before reclassifications	(33.4)	(147.5)	(2.2)	(183.1)
Amounts reclassified from AOCI(1)	2.3	(160.0)	—	(157.7)
Other comprehensive income (loss)	$(31.1)	$(307.5)	$(2.2)	$(340.8)
Balance at October 2, 2021	$(31.8)	$99.8	$(13.8)	$54.2

(1) Refer to Note 8, sale of RX business for information regarding amounts reclassified from AOCI related to foreign currency translation adjustments.

Perrigo Company plc - Item 1
Note 15

NOTE 15 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
113.9%	45.5%	165.5%	20.5%

The effective tax rate for the three and nine months ended October 2, 2021 increased compared to the effective tax rate for the three and nine months ended September 26, 2020 primarily due to tax expense recorded in 2021 for settlement of the Irish Notice of Amended Assessment and intra-entity transfers of intellectual property, plus tax benefits recorded in the 2020 periods for reductions to the U.S. valuation allowance and the U.S. Coronavirus Aid, Relief and Economic Security ("CARES") Act, enacted in the first quarter of 2020.

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

The previously rescheduled trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing, and the IRS will likely carry forward the adjustments set forth therein as long as the drug is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. On April 30, 2021, we filed a Notice of New Authority in our

Perrigo Company plc - Item 1
Note 15

refund case in the Western District of Michigan alerting the court to a Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on the identical ANDA issues we have before the court. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court's decision.

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

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in debts owed by it to Perrigo Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. On May 7, 2020, the IRS issued a NOPA capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate ("AFR") (a blended rate reduction of 4.0% per annum), on the stated ground that the loans were not negotiated on an arms’-length basis. The NOPA proposes a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a Revenue Agent Report ("RAR"), together with the 30-day letter, requiring our filing of a written Protest to request IRS Appeals consideration. The Protest was timely filed with the IRS on February 26, 2021. On May 3, 2021, the IRS notified us that it will no longer pursue the 130% of AFR position reflected in its NOPA due to a change in IRS policy. The IRS will provide a new proposed adjustment in its rebuttal to our Protest, which we have not yet received. Because the IRS' revised adjustment is currently unknown and cannot be quantified, we are unable to determine the amount of gross interest expense that the IRS proposes to disallow, and we cannot estimate any increase in tax expense attributable to any such disallowance for the period under audit. In addition, we expect the IRS to seek similar revised adjustments for the tax years ended December 31, 2015 through December 31, 2018 with potential section 163(j) carryover impacts beyond December 2018. We cannot determine the amount, if any, of the estimated increase in tax expense attributable to any such adjustments. No further interest adjustments are expected beyond this period. We strongly disagree with the IRS position and we will pursue all available administrative and judicial remedies necessary. At this stage, we are unable to estimate any additional liability associated with this matter.

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

Irish Revenue Audit of Fiscal Years Ended December 31, 2012 and December 31, 2013

On October 30, 2018, we received an audit findings letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the tax years ended December 31, 2012 and December 31, 2013. The audit findings letter related to the tax treatment of the 2013 sale of the Tysabri® intellectual property and related assets to Biogen Idec by Elan Pharma. The consideration paid by Biogen Idec to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Elan Pharma recognized such receipts as trading income in its tax returns filed with Irish Revenue, consistent with Elan Pharma's historical practice relating to its active management of intellectual property rights.

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

Accordingly, we filed an appeal of the NoA on December 27, 2018 with the Irish Tax Appeals Commission ("TAC") which is the statutory body charged with considering whether the NoA was properly founded as a matter of Irish tax law. Separately, we were also granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue.

On November 4, 2020, the High Court ruled that the Irish Revenue's decision to issue the NoA did not violate Elan Pharma's constitutional rights and legitimate expectations as a taxpayer. The Irish High Court did not rule on the merits of the NoA under Irish tax law.

We strongly believe that Elan Pharma’s tax position was correct and ultimately would have been confirmed through judicial process. However, in light of the risks and delays inherent in any litigation, on April 26, 2021, Perrigo, through its tax adviser, made a without prejudice written offer of settlement to Irish Revenue detailing a possible framework to resolve the dispute, which applied an alternative basis of taxation than the respective positions taken by Irish Revenue in the NoA and by Elan Pharma in its tax returns. On May 31, 2021, Irish Revenue issued a formal response to Perrigo's tax adviser indicating that the written settlement offer would not be accepted as presented. However, Irish Revenue did indicate that they would remain available for further discussion without prejudice and the Company's representatives continued to meet and correspond with Irish Revenue throughout the summer.

Perrigo Company plc - Item 1
Note 15

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

On September 29, 2021, Elan Pharma reached an agreement with Irish Revenue providing for full and final settlement of the NoA. Elan Pharma and Irish Revenue agreed to a settlement on the following terms: (i) on a 'without prejudice basis' and, for purposes of the settlement, an alternative basis of taxation was applied, (ii) Irish Revenue will take no further action in relation to the NoA or any Tysabri related income or transactions, (iii) no interest or penalties apply, (iv) a total tax of €297.0 million as full and final settlement of all liabilities arising from the sale of the Tysabri patents for the fiscal years 2013 to 2021, and (v) after Irish Revenue credited taxes already paid and certain unused R&D credits against the €297.0 million figure, the total cash payment due is €266.1 million. The payment of €266.1 million ($307.5 million) was made on October 5, 2021.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of October 2, 2021. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

Perrigo Company plc - Item 1
Note 16

NOTE 16 – CONTINGENCIES

    In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of October 2, 2021, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.

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

This second set of overarching complaints allege conspiracies relating to the sale of various products that are not at issue in the earlier-filed overarching conspiracy class actions, the majority of which Perrigo neither makes nor sells. The amended indirect reseller complaint alleges that Perrigo conspired in connection with its sales of Betamethasone Dipropionate lotion, Imiquimod cream, Desonide cream and ointment, and Hydrocortisone Valerate cream. The December 2020 indirect reseller complaint alleges that Perrigo conspired in connection with its sales of Adapalene, Ammonium Lactate, Bromocriptine Mesylate, Calcipotriene, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Methazolamide, Mometasone Furoate, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The amended end payor complaint alleges that Perrigo conspired in connection with its sale of the following drugs: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fenofibrate, Fluocinonide, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The amended direct purchaser complaint alleges that Perrigo conspired in connection with its sale of the following drugs: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Ciclopirox, Clindamycin Phosphate, Fenofibrate, Fluocinonide, Halobetasol Propionate, Hydrocortisone Valerate, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

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

The same organization amended a different complaint that it had filed in October 2019, which did not name Perrigo, on December 15, 2020, adding Perrigo as a defendant and asserting new allegations of alleged antitrust violations involving Perrigo and dozens of other generic pharmaceutical manufacturers. The allegations relating to Perrigo concern: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Ciclopirox, Clindamycin Phosphate, Fenofibrate, Fluocinonide, Halobetasol Propionate, Hydrocortisone Valerate, Imiquimod, Permethrin, Prochlorperazine Maleate, and Triamcinolone Acetonide.

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

The same health insurance carrier filed a new complaint on December 15, 2020, naming Perrigo and dozens of other manufacturers alleging antitrust violations concerning generic pharmaceutical drugs. The allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

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

On December 11, 2019, a health care service company filed a complaint against Perrigo and 38 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other multi-district litigation ("MDL") complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin cream/ointment. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fenofibrate, Fluocinonide, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

On December 16, 2019, a Medicare Advantage claims recovery company filed a complaint against Perrigo and 39 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, and Econazole. The complaint was originally filed in the District of Connecticut but has been consolidated into the MDL. Perrigo has not yet had the opportunity to respond to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Desoximetasone, Erythromycin, Fenofibrate, Fluocinonide, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone

Perrigo Company plc - Item 1
Note 16

Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

On December 23, 2019, several counties in New York filed an amended complaint against Perrigo and 28 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was originally filed in New York State court but was removed to federal court and has been consolidated into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Nystatin, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. On June 30, 2021, the counties filed a proposed revised second amended complaint. Perrigo has not yet responded to the complaint, and responses are currently stayed.

On December 27, 2019, a healthcare management organization filed a complaint against Perrigo and 25 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was filed originally in the Northern District of California but has been consolidated into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fenofibrate, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

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

In May 2020, seven health plans filed a writ of summons in the Pennsylvania Court of Common Pleas in Philadelphia concerning an as-yet unfiled complaint against Perrigo, three dozen other manufacturers, and seventeen individuals, concerning alleged antitrust violations in connection with the pricing and sale of generic prescription pharmaceutical products. No complaint has yet been filed, so the precise allegations and products at issue are not yet clear. Proceedings in the case have been stayed.

On June 9, 2020, a health insurance carrier filed a complaint against Perrigo and 25 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. The complaint was filed in the Eastern District of Pennsylvania and has been transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluocinonide, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

Perrigo Company plc - Item 1
Note 16

On July 9, 2020, a drugstore chain filed a complaint against Perrigo and 39 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. Perrigo is also listed in connection with Fenofibrate. The complaint was filed in the Eastern District of Pennsylvania and will be transferred into the MDL. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fenofibrate, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

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

Perrigo Company plc - Item 1
Note 16

Econazole, Erythromycin, Fluocinonide, Fluticasone Propionate, Halobetasol, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Nystatin, Prochlorperazine, Promethazine HCL, Tacrolimus, and Triamcinolone. The complaint was filed in the Eastern District of Pennsylvania and has been transferred into the MDL.

On December 15, 2020, several counties in New York filed a complaint against Perrigo and 45 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The allegations that concern Perrigo include: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Nystatin, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The complaint was originally filed in New York State court but has been removed to federal court and consolidated into the MDL. The counties filed an amended complaint on June 30, 2021.

On August 30, 2021, the county of Westchester, NY filed a complaint in New York State court against Perrigo and 45 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The allegations that concern Perrigo include: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Clobetasol, Desonide, Econazole, Erythromycin, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Nystatin, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. A motion to remove the case to federal court for consolidation into the MDL has been filed.

On October 8, 2021, approximately 20 health plans filed a Praecipe to Issue Writ of Summons in Pennsylvania state court to commence an action against 46 generic pharmaceutical manufacturers and 24 individuals, alleging antitrust violations concerning generic pharmaceutical drugs. While Perrigo was named as a defendant, no complaint has been filed and the precise allegations and products at issue have not been identified. Proceedings in the case, including the filing of a complaint, have not yet occurred.

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 other generic pharmaceutical manufacturers, and certain individuals (including one former and one current Perrigo employee), alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of eighty products. The allegations against Perrigo focus on the following drugs: Adapalene Cream, Ammonium Lactate cream and lotion, Betamethasone dipropionate lotion, Bromocriptine tablets, Calcipotriene Betamethasone Dipropionate Ointment, Ciclopirox cream and solution, Clindamycin solution, Desonide cream and ointment, Econazole cream, Erythromycin base alcohol solution, Fluticasone cream and lotion, Halobetasol cream and ointment, Hydrocortisone Acetate suppositories, Hydrocortisone Valerate cream, Imiquimod cream, Methazolamide tablets, Nystatin ointment, Prochlorperazine suppositories, Promethazine HCL suppositories, Tacrolimus ointment, and Triamcinolone cream and ointment. The Complaint was filed in the District of Connecticut, but has been transferred into the MDL. On May 7, 2021, the Court ruled that this case will move forward as a bellwether case. On September 9, 2021, the States filed an amended complaint, although the substantive allegations against Perrigo did not change. Perrigo's motion to dismiss the complaint is due on November 12, 2021.

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

Perrigo Company plc - Item 1
Note 16

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders: (i) shareholders who purchased shares during the period from April 21, 2015 through May 3, 2017 on the U.S. exchanges; (ii) shareholders who purchased shares during the same period on the Tel Aviv exchange; and (iii) shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation began in late 2018. Discovery in the class action ended on January 31, 2021. In early April 2021, the defendants filed various post-discovery motions, including summary judgment motions; the briefing of which was completed in early July 2021. The motions are now before the court. The court will hold oral argument in January 2022. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 1
Note 16

denied leave to appeal. The District Court has approved the issuance of a notice of the pendency of the class action, and the notice has been sent to shareholders who are eligible to participate in the classes.

In early July 2021, the Court assigned the securities class action case (Roofer’s case) to a new judge within the U.S. District Court for the District of New Jersey. Unless otherwise noted, each of the lawsuits discussed in the following sections is pending in the U.S. District Court for the District of New Jersey and remains with the originally assigned judge. The allegations in the complaints relate to events during certain portions of the 2015 through 2017 calendar years, including the period of the Mylan tender offer. All but one of these lawsuits allege violations of federal securities laws, but none are class actions. One lawsuit (Highfields) alleges only state law claims. Discovery in all these cases, except Starboard Value and Highfields, is underway and currently scheduled to end in mid-November 2021. We intend to defend all these lawsuits vigorously.

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

After the court issued its July 2018 opinion in the Roofers’ Pension Fund case, the parties in Carmignac and First Manhattan conferred and agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in their cases. The later filed cases adopted a similar posture. The defendants in the Carmignac and other cases listed above filed motions to dismiss addressing the additional allegations in such cases. On July 31, 2019, the court granted such motions to dismiss in part and denied them in part. That ruling applies to each of the above cases. The defendants have filed answers in each case denying liability. Each case (except Highfields and Starboard Value) is currently in the discovery phase.

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

The BlackRock Global complaint also asserts claims under Securities Exchange Act section 10(b) (and Rule 10b-5) and section 14(e) against all defendants and section 20(a) control person claims against the individual defendants largely based on the same events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, alleged lower performance in the generic prescription drug business during 2015 and alleged improper accounting for the Tysabri® asset. The defendants have filed answers denying liability. The plaintiffs are participating in the discovery proceedings in the Roofers' Pension Fund case and the various individual cases described above.

The Starboard Value and Opportunity C LP complaint also asserts claims under Securities Exchange Act section 10(b) (and Rule 10b-5) against all defendants and section 20(a) control person claims against the individual defendants based on events related to alleged price fixing activities with respect to generic prescription drugs during periods that overlap to some extent with the period alleged in the various other cases described above. Plaintiffs contend that the defendants provided inadequate disclosure during 2016 about generic prescription drug business and those alleged matters. The lawsuit was filed on February 25, 2021; but by agreement the case was administratively terminated by the court in June 2021 pending a decision on the same defendants’ motions currently pending before the court in the Roofers' Pension Fund case described above.

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

Perrigo Company plc - Item 1
Note 16

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purported to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleged violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contended that the Company, in its Form 10-Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff did not provide an estimate of class damages. The court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which named the same defendants, asserted the same class period, and invoked the same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period (March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contends that Perrigo’s disclosures about the Irish tax audit were inadequate beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeats many of the allegations of the April 2019 amended complaint. The second amended complaint alleges violations of Securities Exchange Act section 10(b) (and Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss, and the motion was fully briefed. On January 23, 2020, the court granted the motion to dismiss in part and denied it in part, dismissing Mr. Roehrhoff as a defendant and dismissing allegations of inadequate disclosures related to the audit by Irish Revenue during the period March 2018 through October 30, 2018. The court permitted the plaintiffs to pursue their claims against us, Mr. Kessler, and Mr. Winowiecki related to disclosures after Perrigo received the October 30, 2018 audit findings letter and later events through December 20, 2018. The defendants filed answers on February 13, 2020 denying liability, and the court issued a scheduling order on March 3, 2020 that has been subsequently modified. Discovery on the remaining issues ended in early March 2021. Plaintiffs filed a motion for class certification, which was granted in September 2020. In January 2021, class plaintiffs filed a motion for leave to file a third amended complaint in an effort to revive their claim that the disclosure of the audit during the period from March 1, 2018 to October 30, 2018 was also inadequate. The court denied the motion in February 2021. Defendants filed motions for summary judgement and other post discovery motions on March 31, 2021 and plaintiffs filed cross-motions of the same type on the same day. All motions were fully briefed by late May 2021. During the week of July 11, 2021, the Court issued various opinions and orders denying some of the motions by both parties, and granting in part certain motions by plaintiffs. Defendants filed a motion for reconsideration for some of the rulings in late July, which the court granted in part in August. The court also indicated that the parties should prepare for trial in mid-October 2021 (subject to COVID-19 developments), without setting an exact trial date.

The court simultaneously ordered mediation, which led to a settlement that the parties first publicly announced in a court filing on September 8, 2021. Trial was cancelled when a settlement was reached. Motion papers seeking approval of the class action settlement were filed on October 4, 2021. The court issued a preliminary approval order on October 29, 2021, which will lead to the issuance of notices to class members. The final approval hearing is set for February 16, 2022. The settlement will be funded by insurance.

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings pending the resolution of proceedings in the United States. Perrigo filed a further request for a stay in February 2020, and the court granted the stay indefinitely. The plaintiff filed a motion to lift the stay then later agreed that the case should remain stayed through February 2021. In late February 2021, Perrigo filed a motion to extend the stay to mid-May 2021, and plaintiff later agreed to the request. The case is currently stayed until December 15, 2021. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 1
Note 16

Claim Arising from the Omega Acquisition

On December 16, 2016, we and Perrigo Ireland 2 brought an arbitral claim ("Claim") against Alychlo NV ("Alychlo") and Holdco I BE NV (together the "Sellers") in accordance with clause 26.2 of the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of the Belgian Centre for Arbitration and Mediation ("CEPANI"). Our Claim relates to the accuracy and completeness of information about Omega provided by the Sellers as part of the sale process, the withholding of information by the Sellers during that process and breaches of Sellers’ warranties. We are seeking monetary damages from the Sellers. The Sellers served their respective responses to the Claim on February 20, 2017. In its response, Alychlo asserted a counterclaim for monetary damages contending that we breached a warranty in the SPA and breached the duty of good faith in performing the SPA. Alychlo subsequently filed papers seeking permission to introduce an additional counterclaim theory of recovery related to the Irish tax issues disclosed by the Company such that if the position of the Irish tax authorities prevails, Alychlo would have further basis for its counterclaim against Perrigo. In June 2019, the Tribunal denied permission for Alychlo to introduce the additional counterclaim and dismissed certain aspects of the original Alychlo counterclaim.

On August 27, 2021 the Tribunal issued its ruling. The panel found fraud by the Sellers of Omega and awarded Perrigo approximately €355.0 million ($417.6 million at the time of cash receipt) including fees and costs. The panel also ruled against the Sellers and in favor of Perrigo on all counterclaims. The Sellers have paid all amounts owed under the award which Perrigo publicly announced in a press release issued September 29, 2021. The Sellers have the right to challenge the Tribunal’s award for up to three months following the date of the award (until late November 2021). The arbitration proceedings are confidential as required by the SPA and the rules of CEPANI.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Missouri, New Jersey, Louisiana and Illinois alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of October 2, 2021, the Company is currently named in 57 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2021, 2022 and 2023, with the earliest that began in September 2021.

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

On June 30, 2021, the Court dismissed all claims against the retail and distributor defendants with prejudice, thereby reducing the Company’s potential for exposure and liability related to possible indemnification. On July 8, 2021, the Court dismissed all claims against the Company with prejudice. Appeals of these dismissal

Perrigo Company plc - Item 1
Note 16

orders to the U.S. Court of Appeals for the 11th Circuit have been filed, as well several state level claims related to the theories advanced in the MDL litigation. The Company will continue to vigorously defend each of these lawsuits.

As of November 5, 2021, the Company has been named in two hundred eighty (280) of the MDL’s consolidated personal injury lawsuits tied to various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws.

The Company has also been named in a Complaint brought by the New Mexico Attorney General based on the following theories: violation of a New Mexico public nuisance statute, NMSA 30-8-1 to -14; common law nuisance; and negligence and gross negligence. The Company is named in this lawsuit with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. Brand name manufactures named in the lawsuit also face claims under the state’s Unfair Practices & False Advertising acts. Likewise, the Company has also been named in a Complaint brought by the Mayor and City Council of Baltimore, along with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. This action brings claims under the Maryland Consumer Protection Act against the brand name defendants only, as well as public nuisance and negligence for the remaining defendants. The Company was originally able to consolidate the New Mexico and Baltimore Actions to the MDL, however both actions were recently remanded to state court. The Company filed motions to dismiss in both actions. The New Mexico District Court denied the Company’s Motion to Dismiss and litigation continues. The Maryland Circuit Court has not issued a ruling on the Company’s Motion. The Company will continue to vigorously defend each of these lawsuits.

Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

Acetaminophen

The Company has received requests for indemnification and defense of several consumer fraud claims involving its store brand infants’ and children’s acetaminophen products. In September 2020, the Company was directly named as a defendant in one suit filed in the Central District of California. The Company was recently named in a cross complaint by a retailer for contractual indemnity in California Superior Court, Alameda County. The Company has also received 16 different claims for indemnification or defense from 10 different retailers for lawsuits filed in California, Illinois, Florida, Minnesota and Pennsylvania, with nationwide class action allegations.

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

Guarantee Liability Related to The Israel API Sale

During the year ended December 31, 2017, we completed the sale of our Israel API business to SK Capital, resulting in a guarantee liability of $13.8 million, classified as a Level 3 liability within the fair value hierarchy. Pursuant to the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business will be assessed by and liable to the ITA for any audit findings. We are no longer the primary obligor on the liabilities transferred to SK Capital, but we have provided a guarantee on certain obligations. During the three months ended July 3, 2021, we paid $12.5 million to resolve the tax liability indemnity for the tax year ended December 31, 2017 (refer to Note 15). At October 2, 2021 and December 31, 2020, the remaining guarantee liability was $0.6 million and $13.2 million, respectively.

Perrigo Company plc - Item 1
Note 16

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At October 2, 2021, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was approximately $96.9 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of approximately $83.4 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021 insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 and December 2016, respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The policy for the period beginning December 2014 is currently providing coverage for those matters, and the litigation would not affect that existing coverage. However, if the plaintiffs are successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenges coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020, and for the counterclaims brought in the Omega arbitration proceedings. Perrigo responded on November 1, 2021; Perrigo’s response includes its position that the policies for the periods beginning December 2015 and December 2016 provide coverage for the underlying litigation matters and seeks a ruling to that effect. We intend to defend the lawsuit vigorously.

NOTE 17 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Beginning balance	$10.2	$9.4	$9.1	$19.5
Additional charges	1.0	0.8	11.8	1.5
Payments	(3.7)	(2.9)	(13.3)	(13.7)
Non-cash adjustments	(0.1)	0.2	(0.2)	0.2
Ending balance	$7.4	$7.5	$7.4	$7.5

The charges incurred during the three and nine months ended October 2, 2021 and September 26, 2020 were primarily associated with actions taken to streamline the organization.

Perrigo Company plc - Item 1
Note 17

There were no other material restructuring programs for the three and nine months ended October 2, 2021 and September 26, 2020. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $7.4 million liability for employee severance benefits is expected to be paid within the next year.

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

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	October 2, 2021	December 31, 2020
CSCA	$6,290.6	$4,585.1
CSCI	4,611.9	4,872.4
Held for sale	13.4	2,030.9
Total	$10,915.9	$11,488.4

	Three Months Ended
	October 2, 2021			September 26, 2020
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$694.2	$90.4	$12.7	$664.0	$121.7	$13.0
CSCI	348.5	4.3	39.5	339.0	10.1	40.3
Unallocated	—	343.6	—	—	(53.3)	—
Continuing Operations Total	$1,042.7	$438.3	$52.2	$1,003.0	$78.5	$53.3

	Nine Months Ended
	October 2, 2021			September 26, 2020
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$1,957.0	$113.9	$38.7	$1,992.2	$348.4	$40.6
CSCI	1,076.8	23.1	120.3	1,042.8	45.7	116.9
Unallocated	—	226.7	—	—	(166.5)	—
Continuing Operations Total	$3,033.8	$363.7	$159.0	$3,035.0	$227.6	$157.5

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

On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris. On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion. The consideration includes a $53.3 million reimbursement which Altaris is required to deliver in cash to Perrigo pursuant to the terms of the Agreement. The sale resulted in a pre-tax gain of $63.9 million recorded in Other (income) expense, net on the Statement of Operations for discontinued operations. The gain included a $160.0 million increase from the write-off of foreign currency translation adjustment from Accumulated other comprehensive income and a decrease from professional fees. The transaction gain is subject to final settlements under the Agreement, which we expect to finalize in the fourth quarter of 2021.

The sale of the RX business establishes Perrigo as a pure-play consumer self-care company, and was an essential milestone in our transformation plan. The financial results of the RX business, which were previously reported as part of our RX segment, have been classified as discontinued operations in the Condensed Consolidated Statements of Operations, and its assets and liabilities have been classified as held for sale for all periods presented prior to the sale. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to Item 1. Note 8 for additional information regarding discontinued operations.

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

Perrigo Company plc - Item 2
Executive Overview

Highlights and Recent Developments

Operating Trends

The self-care markets in which we compete have been negatively impacted over the past year by COVID-19 pandemic related factors including, a dramatic reduction in cough, cold, and flu illnesses in the first half of the year, higher input costs, and most recently supply chain disruptions. Starting in the second quarter of 2021, we were encouraged to see a sharp rebound in consumer takeaway in the US and Europe in almost all categories, as these countries began to remove restrictions and reopen and the incidences of cough and cold related illnesses begin to increase. Despite increased consumer purchases, net sales for the second quarter of 2021 significantly lagged this consumer takeaway, which we primarily attribute to year over year reductions in customer inventories. Consumer take-away remained strong in the third quarter and we saw a surge in orders however, due to supply chain disruptions, including the lack of truck drivers in the U.S. and record delays at global shipping ports, our net sales were negatively impacted because of the inability to ship products. These supply chain disruptions led to a large increase in unfulfilled customer orders compared to the prior year quarter. We have taken a series of actions to improve the current situation including, reconfiguring our distribution system for short term shipments, outsourcing highly complex product lines to a third party logistic provider, adding regional carriers for challenged shipping lanes, hiring additional distribution center personnel, and increasing the purchase cycle as it relates to the manufacturing process. Our actions have improved our ability to ship, however, we still do not think we will meet demand in the fourth quarter.

Higher input costs were somewhat offset by price increases initiated in the second quarter of 2021. We continue to take steps in order to mitigate the challenges of our current operating environment, including further pricing actions and a focus on reducing discretionary costs. While we believe these trends will continue in the near-term, we are expecting a gradual improvement heading into the middle of 2022. However, this will depend on the trajectory of the COVID-19 pandemic and worldwide supply chain challenges, as discussed below, and it is possible some of these factors may increase or decrease more than others, and could also negatively affect consumer purchases in the jurisdictions in which we operate.

Irish Revenue Notice of Amended Assessment

On October 30, 2018, we received an audit findings letter from the Irish Office of the Revenue Commissioners (“Irish Revenue”) for the tax years ended December 31, 2012 and December 31, 2013. The audit findings letter related to the tax treatment of the 2013 sale of the Tysabri® intellectual property and related assets to Biogen Idec by Elan Pharma. The consideration paid by Biogen Idec to Elan Pharma took the form of an upfront payment and future contingent royalty payments. Elan Pharma recognized such receipts as trading income in its tax returns filed with Irish Revenue, consistent with Elan Pharma's historical practice relating to its active management of intellectual property rights.

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

Accordingly, we filed an appeal of the NoA on December 27, 2018 with the Irish Tax Appeals Commission ("TAC") which is the statutory body charged with considering whether the NoA was properly founded as a matter of Irish tax law. Separately, we were also granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue.

On November 4, 2020, the High Court ruled that the Irish Revenue's decision to issue the NoA did not violate Elan Pharma's constitutional rights and legitimate expectations as a taxpayer. The Irish High Court did not rule on the merits of the NoA under Irish tax law.

We strongly believe that Elan Pharma’s tax position was correct and ultimately would have been confirmed through judicial process. However, in light of the risks and delays inherent in any litigation, on April 26, 2021, Perrigo, through its tax adviser, made a without prejudice written offer of settlement to Irish Revenue detailing a possible framework to resolve the dispute, which applied an alternative basis of taxation than the respective positions taken by Irish Revenue in the NoA and by Elan Pharma in its tax returns. On May 31, 2021, Irish Revenue

Perrigo Company plc - Item 2
Executive Overview

issued a formal response to Perrigo's tax adviser indicating that the written settlement offer would not be accepted as presented. However, Irish Revenue did indicate that they would remain available for further discussion without prejudice and the Company's representatives continued to meet and correspond with Irish Revenue throughout the summer.

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

On September 29, 2021, Elan Pharma reached an agreement with Irish Revenue providing for full and final settlement of the NoA. Elan Pharma and Irish Revenue agreed to a settlement on the following terms: (i) on a 'without prejudice basis' and, for purposes of the settlement, an alternative basis of taxation was applied, (ii) Irish Revenue will take no further action in relation to the NoA or any Tysabri related income or transactions, (iii) no interest or penalties apply, (iv) a total tax of €297.0 million as full and final settlement of all liabilities arising from the sale of the Tysabri patents for the fiscal years 2013 to 2021, and (v) after Irish Revenue credited taxes already paid and certain unused R&D credits against the €297.0 million figure, the total cash payment due is €266.1 million. The payment of €266.1 million ($307.5 million) was made on October 5, 2021 (refer to Item 1. Note 15).

Tribunal Ruling in Claim Arising from the Omega Acquisition

The Tribunal panel in the matter described under Claim Arising from the Omega Acquisition (as described in more detail in Item 1. Note 16) found fraud by the Sellers of Omega in a ruling on August 27, 2021 and awarded Perrigo approximately €355.0 million ($417.6 million at the time of cash receipt) including fees and costs. The panel also ruled against the Sellers and in favor of Perrigo on all the counterclaims. The Sellers have paid all amounts owed under the award which Perrigo publicly announced in a press release issued September 29, 2021. The Sellers have the right to challenge the Tribunal’s award for up to three months following the date of the award (until late November 2021). The arbitration proceedings remain confidential as required by the SPA and the rules of CEPANI.

Héra SAS (“HRA Pharma”) Acquisition Agreement

On September 8, 2021, we and our wholly-owned subsidiary Habsont Unlimited Company (the "Purchaser"), entered into a Put Option Agreement to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from funds affiliated with private equity firms Astorg and Goldman Sachs Asset Management (collectively, the "Sellers"). Pursuant to the Put Option Agreement, following completion of the works council consultation process required under French law, the selling shareholders exercised their put option right under the Put Option Agreement and, on October 20, 2021, the Company, the Purchaser and the Sellers entered into a Securities Sale Agreement in the form previously agreed by the parties (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser has agreed to acquire certain holding companies holding all of the outstanding equity interests of HRA from the Sellers for cash. The transaction values HRA at approximately €1.8 billion, or approximately $2.1 billion as of the date of the Put Option Agreement, on an enterprise value basis and using a lockbox mechanism set forth in the Purchase Agreement. The proposed final transaction is expected to close in the first half of 2022, subject to the satisfaction of customary closing conditions, including regulatory approvals. We intend to pay the purchase price using a combination of cash on hand and, depending upon market conditions, either funds available under our current credit facility or funds from new debt financing. HRA Pharma is one of the fastest growing OTC companies globally, with three category-leading self-care brands in blister care (Compeed®), women’s health (ellaOne®) and scar care (Mederma®), and brings expertise in prescription-to-OTC switches. This acquisition would strengthen our presence in Europe, improve our financial profile and margins, and will complete our transformation to a consumer self-care company. Operating results are expected to be reported within both our CSCA and CSCI segments.

Securities litigation settlement

A settlement was reached in the case, In re Perrigo Company plc Securities Litigation as described in more detail in Item 1. Note 16, that the parties first publicly announced in a court filing on September 8, 2021. Motion papers seeking approval of the class action settlement were filed on October 4, 2021. The Court issued a preliminary approval order on October 29, 2021, which will lead to notices being sent to class members. A final approval hearing before the Court is set for February 16, 2022. The settlement will be funded by insurance.

Perrigo Company plc - Item 2
Executive Overview

Consumer Self-Care Americas Leadership

Effective October 5, 2021, Jim Dillard was named Executive Vice President ("EVP") and President of our CSCA segment. Mr. Dillard's supply chain, manufacturing, R&D, innovation, and regulatory experience, along with his proven leadership skills, make him uniquely qualified to lead this segment. Before this role, Mr. Dillard served as Perrigo's EVP and Chief Scientific Officer.

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

Impact of COVID-19 Pandemic

We have been impacted by the COVID-19 global pandemic and the responses by government entities to combat the virus. We currently continue to operate in all our jurisdictions and are complying with the rules and guidelines prescribed in each jurisdiction. We continue to closely monitor the impact of COVID-19 on all aspects of our business in all our global locations and have continued our COVID-19 safety protocols for employees. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. However, the pandemic and actions to slow its spread have impacted our operations, including through increased absenteeism and increased costs of raw materials and finished goods, although most of our facilities have continued to produce at high levels despite these challenges. Moreover, our global operations have been negatively impacted by the worldwide supply chain challenges, which have increased costs and delays.

Perrigo Company plc - Item 2
Executive Overview

As many jurisdictions have relaxed COVID-19 related restrictions, a number of those jurisdictions have experienced increases in COVID-19 cases, including more contagious variants of the virus and in some cases have begun implementing new or renewed restrictions. In addition, as conditions worldwide continue to evolve, uncertainty remains about the timing of widespread availability and acceptance of vaccines and the efficacy of current vaccines against evolving strains or variants of the virus. As such, if the pandemic continues or intensifies, it is possible that these or other challenges may begin having a larger impact on our operations. Additionally, future volatility in financial and other capital markets may continue to adversely impact our stock price and our ability to access capital markets. The situation surrounding COVID-19 remains fluid, and we continue to actively manage our response and assess potential impacts to our financial condition, supply chains and other operations, employees, results of operations, consumer demand for our products, and our ability to access capital. The magnitude of any such adverse impact cannot currently be determined due to a number of uncertainties surrounding COVID-19.

During the first half of 2021, our segments experienced a sharp decline in net sales for cough and cold products in our upper respiratory and pain and sleep aid categories, due to the very low incidence of cough and cold related illness during that time. We believe the low incidence of cough and cold related illness was due to social distancing measures and mask mandates put in place. As many of these markets relaxed restrictions and reopen, we saw consumer behavior begin to return to normal, and the incidences of cough and cold related illnesses begin to increase. This resulted in rebounding consumer takeaway in the second quarter, including for cough and cold related products, although factory shipments lagged consumption. During the third quarter of 2021, consumer takeaway remained strong in both the US and Europe and further accelerated for cough and cold products. However, we also experienced supply chain disruptions, including a lack of truck drivers in the U.S. and record delays at global shipping ports, which lead to higher unfulfilled customer orders compared to the prior year. While we believe this will continue in the near-term, we are expecting a gradual improvement heading into the middle of 2022.

Moreover, we continue to incur additional operating costs related to COVID-19, due primarily to increased material costs and increased costs driven by pandemic-related global supply chain disruptions as well as costs related to our ongoing employee safety protocols. We expect these costs will continue into early calendar year 2022.

While the current trend of increased consumer takeaway suggests that the volatility in consumer behavior during the pandemic is improving, the emergence and spread of new disease variants or additional outbreaks in these or other jurisdictions could result in new restrictions or cause these trends to change, slow or reverse. Moving forward, it remains uncertain if the consumer and customer behavior surrounding COVID-19 that has impacted net sales will continue to normalize or change and if the increase in operating costs and supply chain disruptions will continue or change. Any change in these trends will likely depend on the duration and severity of the COVID-19 pandemic, including the emergence of new strains of the virus, including the Delta variant, that are more contagious or harmful, each individual country's evolving response to the pandemic, as well as the availability and efficacy of the COVID-19 vaccines. Given our financial strength, we expect to continue to maintain sufficient liquidity as we continue to operate through the pandemic.

Perrigo Company plc - Item 2
Consolidated

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	October 2, 2021	September 26, 2020
Net sales	$1,042.7	$1,003.0
Gross profit	$336.4	$369.7
Gross profit %	32.3%	36.9%
Operating income	$438.3	$78.5
Operating income %	42.0%	7.8%

Total Net Sales by Segment for the Three Months Ended October 2, 2021

CSCA
67%
CSCI
33%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Three Months Ended October 2, 2021 vs. Three Months Ended September 26, 2020

Net sales increased $39.7 million, or 4.0%, due to:
•$25.9 million, or 2.6%, net increase in the base business driven by strong growth in e-commerce sales, primarily in the CSCA segment and the recognition of contract manufacturing sales to the now-divested RX business. Additional increases were driven by incremental new product sales and positive pricing. These increases were partially offset by discontinued products of $11.4 million, lost distribution within the healthy lifestyle category, lower net sales in the CSCI contract manufacturing business, and a decrease of $3.9 million for a product recall in the vitamin, minerals, and supplements ("VMS") category; and
•$13.8 million net increase due primarily to:
◦$8.8 million increase from favorable foreign currency translation; and
◦$5.0 million increase due to the acquisition of three Eastern European Brands in October 2020.

Perrigo Company plc - Item 2
Consolidated

Operating income increased $359.8 million, or 458.3%, due primarily to:

•$33.3 million decrease in gross profit due primarily to unfavorable plant overhead absorption due to lower production volumes resulting from the weak cough cold season in the first half of the year, higher input and freight costs, and product recalls initiated during the quarter. Gross profit as a percentage of net sales decreased 460 basis points due to the same factors as gross profit as well as unfavorable product mix; more than offset by
•$393.1 million decrease in operating expenses due primarily to:
◦$410.1 million decrease in other operating expenses due to:
▪$417.6 million award received for the Claim Arising from the Omega Acquisition, as described in Item 1. Note 16; partially offset by
▪$4.0 million increase for the absence of an insurance reimbursement received in the prior year period; and
▪$3.5 million impairment charge primarily on held for sale assets related to our Mexico and Brazil-based OTC businesses (the “Latin American businesses”).
◦$16.5 million increase in R&D and administration expenses due primarily to:
▪$19.3 million increase in administration expenses due primarily to an increase in legal and professional fees and a reduction in an insurance recovery receivable related to litigation contingencies, partially offset by a reduction in employee related expenses, Project Momentum savings and transition service agreement ("TSA") income from the RX business;
▪$2.8 million decrease in R&D expenses.
Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	October 2, 2021	September 26, 2020
Net sales	$3,033.8	$3,035.0
Gross profit	$1,053.8	$1,110.5
Gross profit %	34.7%	36.6%
Operating income	$363.7	$227.6
Operating income %	12.0%	7.5%

Total Net Sales by Segment for the Nine Months Ended October 2, 2021

CSCA
65%
CSCI
35%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Perrigo Company plc - Item 2
Consolidated

Nine Months Ended October 2, 2021 vs. Nine Months Ended September 26, 2020

Net sales decreased $1.2 million, or 0.0% due to:
•$86.0 million, or 2.9%, net decrease in the base business due primarily to a decline of $102.3 million in sales of cough and cold products due to the low incidence of related illness in the first half of the year. Additional decreases were due primarily to a decrease in demand of certain products due primarily to COVID-19 restrictions, inventory reductions at our retail customers in the US compared to the prior year, and discontinued products. These decreases were partially offset by the incremental impact of new product sales, recognition of contract manufacturing sales to the now-divested RX business, and positive pricing; and
•$84.8 million increase due primarily to:
◦$69.4 million increase from favorable foreign currency translation; and
◦$44.1 million increase from our acquisitions of the three Eastern European Brands in October 2020 and Dr. Fresh in April 2020; partially offset by
◦$28.7 million decrease due to our now-divested Rosemont pharmaceuticals business previously included in our CSCI segment.
Operating income increased $136.1 million, or 59.8%, due primarily to:

•$56.7 million decrease in gross profit due primarily to unfavorable plant overhead absorption due to lower production volumes resulting from the weak cough cold season in the first half of the year, and by higher input and freight costs. Gross profit as a percentage of net sales decreased 190 basis points due to the same factors as gross profit as well as unfavorable product mix.

•$192.8 million decrease in operating expenses due primarily to:
◦$241.5 million decrease in other operating expenses due primarily to:
▪$417.6 million award received for the Claim Arising from the Omega Acquisition, as described in Item 1. Note 16; partially offset by
▪$162.1 million of impairment charges primarily on goodwill and held for sale assets related to the Latin American businesses;
▪$10.2 million increase in restructuring expenses primarily associated with actions taken to streamline the organization; and
▪$4.0 million increase for the absence of an insurance reimbursement received in the prior year period.

◦$48.6 million increase in selling, distribution, R&D, and administration expenses due primarily to:
▪$22.9 million increase in administration expenses due primarily to a reduction in an insurance recovery receivable related to litigation contingencies, and an increase in legal and professional fees, partially offset by Project Momentum savings and TSA income from the RX business;
▪$16.0 million increase in selling, advertising and promotion expenses due primarily to unfavorable foreign currency translation and the addition of expenses from acquired businesses;
▪$6.7 million increase in distribution expenses due primarily to increased warehouse costs; and
▪$3.0 million increase in R&D expenses.

Perrigo Company plc - Item 2
CSCA

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•During the first half of 2021, net sales of cough and cold products decreased as a result of the very low incidence of cough and cold related illness, which we believe is attributed to social distancing and mask mandates. However, increased consumer takeaway at our retail customers, starting in May, suggested normalizing consumer purchasing routines could be expected in the second half of 2021. In the third quarter, we experienced higher demand for cough, cold and pain products due primarily to the higher incidences of cough and cold illness as society returns to in-person activities. Further, consumer take away remained strong during the third quarter and, as such, we expect sales of cough, cold and pain products to continue to increase, depending on the trajectory of the COVID-19 pandemic (refer to "Impact of COVID-19 Pandemic" above).

•During the third quarter of 2021, supply chain disruptions, including a lack of truck drivers in the U.S. and record delays at global shipping ports, lead to higher unfulfilled customer orders and higher input costs compared to the prior year. While we believe this will continue in the near-term, we are expecting a gradual improvement heading into the middle of 2022. We have taken a series of actions to improve the current situation including, reconfiguring our distribution system for short term shipments, outsourcing highly complex product lines to a third party logistic provider, adding regional carriers for challenged shipping lanes, hiring additional distribution center personnel, and increasing the purchase cycle as it relates to the manufacturing process.

•On May 18, 2021, we announced a definitive agreement to sell our Latin American businesses to Advent International. This transaction is part of our margin improvement program and Project Momentum cost savings initiative and is expected to close in the first half of 2022. We determined that the carrying value of these businesses exceeded their fair value less cost to sell, resulting in an impairment charge of $161.2 million allocated to goodwill and assets held for sale (refer to Item 1. Note 9).

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	October 2, 2021	September 26, 2020
Net sales	$694.2	$664.0
Gross profit	$187.6	$215.6
Gross profit %	27.0%	32.5%
Operating income	$90.4	$121.7
Operating income %	13.0%	18.3%

Three Months Ended October 2, 2021 vs. Three Months Ended September 26, 2020

Net sales increased $30.2 million, or 4.5%, due to:

•$27.7 million, or 4.2%, net increase due primarily to:
◦$21.3 million increase in OTC due primarily to growth in e-commerce sales and the recognition of contract manufacturing sales to the now-divested RX business. Additional increases were due to higher demand for cough, cold and pain products, an increase in the branded OTC business, and positive pricing stemming from management actions taken earlier in the year. These gains were partially offset by lost distribution within the healthy lifestyle category, $9.9 million of discontinued products driven by the discontinuation of diabetes care products, and lower net sales in the allergy category.
◦Nutrition net sales increased $6.2 million due primarily to the incremental benefit of new product sales within infant formula and growth in the oral electrolytes business.
◦Net sales in our oral self-care category decreased $5.8 million due primarily to delayed receipt of products manufactured outside of the US, leading to unfulfilled customer orders.

Perrigo Company plc - Item 2
CSCA

•$2.5 million increase due to favorable Mexican peso foreign currency translation.

Operating income decreased $31.3 million, or 25.7%, due primarily to:

•$28.0 million decrease in gross profit due primarily to lower operating efficiencies driven by unfavorable plant overhead absorption from lower production volumes in OTC resulting from the weak cough cold season in the first half of the year, higher freight and input costs, and a product recall related to an allergy product, partially offset by the increase in net sales as described above. Gross profit as a percentage of net sales decreased 550 basis points due primarily to lower operating efficiencies discussed above and unfavorable product mix.
•$3.3 million increase in operating expenses due primarily to:
◦$6.5 million increase in other operating expenses due primarily to:
▪$2.6 million of additional impairment charges on held for sale assets related to the Latin American businesses; and
▪$4.0 million increase for the absence of an insurance reimbursement received in the prior year period.
◦$1.8 million decrease in distribution and administration expenses due primarily to:
▪$3.5 million decrease in administration expenses due primarily to a decrease in employee related expenses and legal and professional fees; partially offset by
▪$1.7 million increase in distribution costs due primarily to increased warehouse costs.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	October 2, 2021	September 26, 2020
Net sales	$1,957.0	$1,992.2
Gross profit	$569.5	$627.3
Gross profit %	29.1%	31.5%
Operating income	$113.9	$348.4
Operating income %	5.8%	17.5%

Nine Months Ended October 2, 2021 vs. Nine Months Ended September 26, 2020

Net sales decreased $35.2 million, or 1.8%, due to:
•$63.9 million, or 3.2%, net decrease due primarily to:
◦$82.5 million decrease in OTC due primarily to a decline of $63.1 million in sales of cough and cold products from the low incidence of related illness in the first half of the year. Additional decreases were due primarily to inventory reductions at our retail customers in the US compared to the prior year, and discontinued products driven by diabetes care products. These decreases were partially offset by the recognition of contract manufacturing sales to the now-divested RX business and incremental new product sales.
◦Nutrition net sales increased $6.6 million due primarily to growth in infant formula contract manufacturing, incremental new product sales, and higher net sales in oral electrolyte solutions. These factors were partially offset by inventory reductions at our retail customers compared to the prior year.
◦In the oral self-care category, net sales were flat compared to the prior period with incremental new product sales being offset by delayed receipt of products manufactured outside of the US, leading to unfulfilled customer orders.
•$28.7 million increase due to:

Perrigo Company plc - Item 2
CSCA

◦$23.8 million increase from our acquisition of Dr. Fresh in April 2020; and
◦$4.9 million increase from favorable Mexican peso foreign currency translation.

Operating income decreased $234.5 million, or 67.3%, due to:

•$57.8 million decrease in gross profit due primarily to unfavorable plant overhead absorption as a result of lower OTC production volumes resulting from the weak cough cold season in the first half of the year, higher freight and input costs, the decrease in net sales as described above, and a product recall related to an allergy product. Gross profit as a percentage of net sales decreased 240 basis points due primarily to unfavorable plant overhead absorption and the higher freight and input costs; and

•$176.7 million increase in operating expenses due primarily to:
◦$168.6 million increase in other operating expenses due primarily to:
▪$161.2 million of impairment charges on goodwill and held for sale assets related to the Latin American businesses;
▪$4.0 million increase for the absence of an insurance reimbursement received in the prior year period; and
▪$3.5 million increase in restructuring costs related primarily with actions taken to streamline the organization and business integrations.
◦$8.1 million increase in distribution, R&D, selling, and administration expenses due to:
▪$7.3 million increase in distribution costs related due primarily to increased warehouse costs;
▪$4.8 million increase in operating expenses due to the inclusion of Dr. Fresh expenses; and
▪$3.8 million increase in R&D expenses, partially for a new drug application filing fee and continued innovation; partially offset by
▪$7.8 million decrease in selling and administration expenses due primarily to a decrease in legal and professional fees, partially offset by an increase in selling expenses within the OTC business.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•During the first half of 2021, net sales of cough and cold products decreased as a result of the very low incidence of cough and cold related illness this year, which we believe is attributed to social distancing and mask mandates. However, increased consumer takeaway at our retail customers starting in May suggests normalizing consumer purchasing routines are expected through the remainder of 2021 depending on the trajectory of the COVID-19 pandemic (refer to "Impact of COVID-19 Pandemic" above).

•During the three months ended October 2, 2021, a number of EU regulators requested recalls, some at the consumer level, due to the detection of 2-chloroethanol (“2-CE”). 2-CE has been associated with the presence of ethylene oxide, a constituent in pesticides, which is not permitted for use in food products under food regulations in the EU. Due to the potential presence of ethylene oxide in certain of our VMS products, we initiated recalls. We have since secured alternate sourcing of the raw material. During the three months ended October 2, 2021, these recalls resulted in a decrease in net sales of $3.9 million and a decrease in gross profit of $5.5 million.

Perrigo Company plc - Item 2
CSCI

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	October 2, 2021	September 26, 2020
Net sales	$348.5	$339.0
Gross profit	$148.8	$154.1
Gross profit %	42.7%	45.5%
Operating income	$4.3	$10.1
Operating income %	1.2%	3.0%

Three Months Ended October 2, 2021 vs. Three Months Ended September 26, 2020

Net sales increased $9.5 million, or 2.8%, due to:
•$1.9 million, or 0.6%, net decrease due primarily to the lower than normal buy-in for cough and cold products by independent pharmacies, lower net sales in contract manufacturing, lower demand for weight loss products across Europe, which led to lower net sales for XLS Medical in the healthy lifestyle category, and a product recall that impacted the VMS category. These decreases were mostly offset by higher net sales in the U.K. store brand business, greater demand for NiQuitin smoking cessation products in the Healthy Lifestyle category, incremental new product sales, and positive pricing; more than offset by

•$11.4 million increase due primarily to:
◦$6.4 million increase from favorable foreign currency translation; and
◦$5.0 million increase from our acquisition of three Eastern European Brands in October 2020.

Operating income decreased $5.8 million, or 57.4%, due primarily to:

•$5.3 million decrease in gross profit due primarily to the VMS product recall. Gross profit as a percentage of net sales decreased 280 basis points due primarily to the VMS product recall and unfavorable product mix.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	October 2, 2021	September 26, 2020
Net sales	$1,076.8	$1,042.8
Gross profit	$484.3	$483.2
Gross profit %	45.0%	46.3%
Operating income	$23.1	$45.7
Operating income %	2.1%	4.4%

Nine Months Ended October 2, 2021 vs. Nine Months Ended September 26, 2020

Net sales increased $34.0 million, or 3.3%, due to:
•$22.1 million, or 2.2%, net decrease due primarily to a decline of $39.2 million in sales of cough and cold products due to the low incidence of related illness this year. Additional decreases were due primarily to lower demand for weight loss products across Europe, which led to lower net sales for XLS Medical in the healthy lifestyle category, lower consumer demand for anti-parasite products in the skincare and personal hygiene category due primarily to COVID-19 restrictions and a slow start to the mosquito summer season, lower net sales in contract manufacturing, and a product recall that impacted the VMS category. These decreases were partially offset by incremental new product sales including XLS Medical Forte 5 sticks in the healthy lifestyle category, the introduction of the Probify probiotics brand in the VMS category, and the

Perrigo Company plc - Item 2
CSCI

launch of Plackers® into new markets in the oral self-care category, positive pricing, and greater demand for NiQuitin smoking cessation products in the Healthy Lifestyle category. Such decreases were more than offset by
•$56.1 million increase due primarily to:
◦$64.5 million increase from favorable foreign currency translation; and
◦$20.3 million increase from our acquisitions of the three Eastern European Brands in October 2020 and Dr. Fresh in April 2020; partially offset by
◦$28.7 million decrease due to our now-divested Rosemont pharmaceuticals business.
Operating income decreased $22.6 million, or 49.5%, due to:

•$1.1 million increase in gross profit due primarily to greater operating efficiencies, positive pricing and foreign currency translation, partially offset by an increase in lower margin product sales, the now-divested Rosemont pharmaceuticals business, and the VMS product recall. Gross profit as a percentage of net sales decreased 130 basis points due primarily to unfavorable product mix and the VMS product recall, partially offset by greater operating efficiencies; and

•$23.7 million increase in operating expenses due primarily to:
◦$20.6 million increase in selling and administration expenses due primarily to:
▪$11.3 million increase in selling, advertising and promotion ("A&P") expenses due primarily to unfavorable foreign currency translation, more than offsetting the reduction in expenses from base business A&P and the divestiture of our Rosemont pharmaceuticals business; and
▪$9.3 million increase in administration expenses due primarily to an increase in employee expenses and unfavorable foreign currency translation, partially offset by the absence of expenses from the divestiture of our Rosemont pharmaceuticals business; and
◦$4.8 million increase in restructuring expenses associated with actions taken to streamline the organization.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Nine Months Ended
October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
$(343.6)	$53.3	$(226.7)	$166.5

The decrease of $396.9 million in unallocated expenses during the three months ended October 2, 2021 compared to the prior year period was due primarily to the award in the Claim Arising from the Omega Acquisition, as described in Item 1. Note 16 for $417.6 million, TSA income from the RX business, and Project Momentum savings. This was partially offset by an increase in legal and professional fees and a reduction in an insurance recovery receivable related to litigation contingencies.

The decrease of $393.2 million in unallocated expenses during the nine months ended October 2, 2021 compared to the prior year period was due primarily to the award in the Claim Arising from the Omega Acquisition, as described in Item 1. Note 16 for $417.6 million, higher indirect costs in the prior year period relating to the RX business, TSA income from the RX business, and Project Momentum savings. These were partially offset by an increase in legal and professional fees, a reduction in an insurance recovery receivable related to litigation contingencies, and an increase in restructuring expenses.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Change in Financial Assets, Interest expense, net, and Other (income) expense, net and Loss on extinguishment of debt (Consolidated)

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Change in financial assets	$—	$(22.2)	$—	$(25.9)
Interest expense, net	$30.9	$33.3	$94.5	$94.3
Other (income) expense, net	$18.5	$(1.0)	$20.4	$17.9
Loss on extinguishment of debt	$—	$20.0	$—	$20.0

Change in Financial Assets

During the year ended December 31, 2020, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement between the parties, did not exceed the 2020 global net sales threshold. Therefore, we were not entitled to receive the remaining contingent milestone payment. As of December 31, 2020, there are no contingent milestone payments outstanding.

During the three and nine months ended September 26, 2020, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $22.2 million and $25.9 million, respectively to $121.2 million, driven by higher projected global net sales of Tysabri® compared to the estimates in the prior period, and the estimated probability of achieving the earn-out (refer to Item 1. Note 6).

Interest Expense, Net

The $2.4 million decrease during the three months ended October 2, 2021, compared to the prior year period was due primarily to a reduction in interest expense due primarily to a reduction in interest rates.

The $0.2 million increase for the nine months ended October 2, 2021, compared to the prior year period was due primarily to a reduction in interest income received, partially offset by a reduction in interest expense.

Other (Income) Expense, Net

The $19.5 million increase in expense during the three months ended October 2, 2021 compared to the prior year period was due primarily to unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

The $2.5 million increase in expense during the nine months ended October 2, 2021 compared to the prior year period was due primarily to the absence of an $18.7 million pre-tax loss on the divestiture of our Rosemont Pharmaceuticals business partially offset by unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies.

Loss on Extinguishment of Debt

During the three months ended September 26, 2020, we recorded a loss of $20.0 million as a result of the early redemption of the 2021 Notes, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts (refer to Item 1. Note 12).

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
113.9%	45.5%	165.5%	20.5%

The effective tax rate for the three and nine months ended October 2, 2021 increased compared to the effective tax rate for the three and nine months ended September 26, 2020 primarily due to tax expense recorded in 2021 for settlement of the Irish Notice of Amended Assessment and intra-entity transfers of intellectual property, plus tax benefits recorded in the 2020 periods for reductions to the U.S. valuation allowance and the U.S. Coronavirus Aid, Relief and Economic Security ("CARES") Act, enacted in the first quarter of 2020.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the Notices of Proposed Adjustment ("NOPAs") from the IRS, the current COVID-19 pandemic, and other contingencies. We note that no payment of the additional amounts proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a settlement or other final determination of the matter is reached that is adverse to us (refer to Item 1. Note 15 for additional information on the NOPAs). Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NOPAs, the COVID-19 pandemic or other contingencies have a material impact on our capital requirements. We received $1.5 billion in cash upon the completion of the RX business sale, on July 6, 2021. We intend to use a portion of these proceeds to fund the acquisition of HRA Pharma (refer to Item 1. Note 3). We also received $417.6 million relating to the Claim Arising from the Omega Acquisition in September 2021. A portion of these proceeds were used for the settlement of the NoA dispute with Irish Revenue.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

Millions $
$2,078.1
$789.2
$631.5
$910.0
October 2, 2021
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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Operating Activities

Nine Months Ended
Millions $
$261.7
$525.8
$(264.1)
October 2, 2021
September 26, 2020
2021 vs 2020

The $264.1 million decrease in operating cash inflow was due primarily to:

•$267.0 million decrease in cash flow from the change in net earnings after adjustments for items including impairment charges, deferred income taxes, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, loss (gain) on sale of businesses, loss on extinguishment of debt, and depreciation and amortization;
•$288.7 million decrease in cash flow from the change in accounts receivable, due primarily to timing of sales and receipt of payments;
•$58.4 million decrease in cash flow from the change in accrued payroll and related taxes, due primarily to the timing of payroll and the increase in annual management and employee bonus payments compared to the prior year period; and
•$50.7 million decrease in cash flow from the change in other assets and liabilities, due primarily to recording a receivable for the net settlement of receipts received and payments made on behalf of the RX business under the TSA arrangement; partially offset by
•$322.2 million increase in cash flow from the change in accrued income taxes, due primarily to the accruals recorded for the taxes related to the settlement of the Irish NoA and taxes related to the Omega Arbitration settlement;

•$48.9 million increase in cash flow from the change in accrued customer programs, due primarily to pricing dynamics and timing of rebate and chargeback payments related to our discontinued operations; and

•$22.0 million increase in cash flow from the change in prepaid expenses, due primarily to a decrease in our annual prepaid expenses compared to the prior year period and for a payment received in the current year related to a prior TSA agreement.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Investing Activities
The $1,378.0 million increase in cash from investing cash flow was due primarily to:

•$1,305.3 million increase in cash due to the proceeds from the RX business sale partially offset by the absence of the proceeds from the divestiture of our Rosemont Pharmaceuticals business (refer to Item 1. Note 3);
•$106.0 million increase in cash due to the absence of the payment for the acquisition of Dr. Fresh (refer to Item 1. Note 3); and
•$15.0 million increase in cash due to the absence of the payment for the purchase of our equity method investment in Kazmira LLC; partially offset by
•$36.5 million decrease in cash due to the increase in spending on asset acquisitions, primarily related to the payment for an ANDA for a generic topical gel for $16.4 million and the purchase of an ANDA for a generic topical lotion for $53.3 million, offset by prior year acquisitions for the Steripod® brand for $25.1 million and the Dexsil® brand for approximately $8.0 million (refer to Item 1. Note 3).

Cash Generated by (Used in) Financing Activities
The $141.0 million decrease in financing cash flow was due primarily to:

•$743.8 million decrease due to absence of the debt issuance completed in the prior year; and
•$5.9 million decrease due primarily to the payment made on the promissory notes related to our Kazmira investment; partially offset by
•$590.0 million increase due to the absence of the payment on long-term debt in the prior year; and

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

•$19.0 million increase due to the absence of the payment of premiums on the early redemption of the 2021 Notes in the prior year.

Dividends

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three and nine months ended October 2, 2021 or September 26, 2020.

Borrowings and Capital Resources

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of October 2, 2021 or December 31, 2020.

Term Loans and Notes

We had $2.9 billion outstanding under our notes and bonds as of both October 2, 2021 and December 31, 2020. In August 2019, we refinanced a prior term loan with the proceeds of a $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan"). We had $600.0 million outstanding under our 2019 Term Loan as of both October 2, 2021 and December 31, 2020.

Waiver and Amendment of Debt Covenants

We are subject to financial covenants in the 2018 Revolver and 2019 Term Loan, including a maximum leverage ratio covenant, which previously required us to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as such terms are defined in the respective credit agreements) of not more than 3.75 to 1.00 at the end of each fiscal quarter. During the nine months ended October 2, 2021, we received a waiver for non-compliance with such covenant as of July 3, 2021 from the lenders under both credit facilities and entered into an amendment to each of the 2018 Revolver and 2019 Term Loan. Under such amendments, the maximum leverage ratio was increased to 5.75 to 1.00 for the third quarter of 2021, returning to 3.75 to 1.00 beginning with the fourth quarter of 2021. If we consummate certain qualifying acquisitions in the fourth quarter of 2021 or any subsequent quarter during the term of the loan, the maximum ratio would increase to 4.00 to 1.00 for such quarter. Due to the waiver and amendment described above, our leverage ratios at the end of the second and third quarters of 2021 do

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

not prevent us from drawing under the 2018 Revolver. As of October 2, 2021, we are in compliance with all the covenants under our debt agreements. No assurance can be given that the Company will meet the leverage covenant under such credit agreements. However, given the Company’s strong cash position, we do not believe that any failure to comply with such leverage covenant would have a material adverse effect on the Company or its liquidity. The 2019 Term Loan currently matures in the third quarter of 2022, and the amount outstanding thereunder has been classified as current indebtedness on our balance sheet as of July 3, 2021. The Company is currently evaluating various options relating to the 2018 Revolver and the 2019 Term Loan, which may include further amendments, repayment of the 2019 Term Loan, and/or refinancing.

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

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no borrowings outstanding under the facilities as of October 2, 2021 or December 31, 2020.

Leases

We had $203.3 million and $187.7 million of lease liabilities and $200.1 million and $184.5 million of lease assets as of October 2, 2021 and December 31, 2020, respectively.

Accounts Receivable Factoring

The total amount factored on a non-recourse basis and excluded from accounts receivable was zero and $6.9 million at October 2, 2021 and December 31, 2020, respectively.

Refer to Item 1. Note 11 and Note 12 for more information on all of the above lease activity and debt facilities, respectively.

Credit Ratings

During the third quarter of 2021, our credit ratings were downgraded by Moody’s and S&P Global Ratings to Ba1 (negative) and BB (stable), respectively, which are not investment grade ratings. On October 2, 2021, our credit rating was BBB- (negative) by Fitch Ratings Inc., which is an investment grade rating.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in operating performance, the economic environment, our financial position, and changes in business strategy. If changes in our credit ratings were to occur, they could impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms. A security rating is not a recommendation to buy, sell or hold securities.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Contractual Obligations and Commitments

There were no material changes in contractual obligations as of October 2, 2021 from those provided in our 2020 Form 10-K.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of October 2, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of October 2, 2021. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of October 2, 2021. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective October 4, 2021, Jim Dillard was named EVP and President of our CSCA segment, following the mutual separation of Rich Sorota. Changes in executive management create uncertainty. Moreover, changes in our company as a result of management transition could have a disruptive impact on our ability to implement, or result in changes to, our strategy and could negatively impact our business, financial condition and results of operations.

Perrigo Company plc - Item 6
Exhibits

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1
Put Option Agreement, dated as of September 8, 2021, by and among Perrigo Company plc, Habsont Unlimited Company and certain other parties set forth therein (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 9, 2021).

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

10.2
Amendment No. 1 and Waiver to 2019 Term Loan, dated as of August 10, 2021, by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2021).

10.3
Amendment No. 2 and Waiver to 2018 Revolver, dated as of August 10, 2021, by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 11, 2021).

10.4	Supplement to Letter Agreement, dated as of August 11, 2021, by and between the Company and Raymond Silcock (filed herewith).

31.1	Rule 13a-14(a) Certification by Murray S. Kessler, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Raymond P. Silcock, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).

*Denotes Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	November 12, 2021	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 12, 2021	/s/ Raymond P. Silcock
Raymond P. Silcock
Chief Financial Officer
(Principal Accounting and Financial Officer)