Form 10-K
period 2021-12-31
PERRIGO Co plc
filed 2022-03-01
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
+353 1 7094000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, €0.001 par value	PRGO	New York Stock Exchange
4.000% Notes due 2023	PRGO23	New York Stock Exchange
3.900% Notes due 2024	PRGO24	New York Stock Exchange
4.375% Notes due 2026	PRGO26	New York Stock Exchange
3.15% Notes due 2030	PRGO30	New York Stock Exchange
5.300% Notes due 2043	PRGO43	New York Stock Exchange
4.900% Notes due 2044	PRGO44	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	Yes	☐	No	☒
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on July 3, 2021 as reported on the New York Stock Exchange, was $6,266,348,414. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2022, the registrant had 133,784,716 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10-K
YEAR ENDED DECEMBER 31, 2021

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: the effect of the coronavirus (COVID-19) pandemic and its variants and the associated supply chain impacts on the Company’s business; general economic, credit, and market conditions; the outbreak of war between Russian and Ukraine, including the imposition of sanctions related thereto, or escalation of conflict in other regions where we do business; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company’s appeal of the draft and final Notices of Proposed Assessment (“NOPAs”) issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceedings would have on operating results, cash flows, and liquidity; pending and potential third-party claims and litigation, including litigation relating to the Company’s restatement of previously-filed financial information and litigation relating to uncertain tax positions, including the NOPAs; potential impacts of ongoing or future government investigations and regulatory initiatives; potential costs and reputational impact of product recalls or sales halts; the impact of tax reform legislation and healthcare policy; the timing, amount and cost of any share repurchases; fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve the benefits expected from the sale of its RX business and the risk that potential costs or liabilities incurred or retained in connection with that transaction may exceed the Company’s estimates or adversely affect the Company’s business or operations; the consummation and success of the proposed acquisition of Héra SAS and the ability to achieve the expected benefits thereof, including the risk that the parties fail to obtain the required regulatory approvals or to fulfill the other conditions to closing on the expected timeframe or at all, the occurrence of any other event, change or circumstance that could delay the transaction or result in the termination of the securities sale agreement or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the proposed acquisition; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and strategic and other initiatives. An adverse result with respect to the Company’s appeal of any material outstanding tax assessments or pending litigation, including securities or drug pricing matters, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. These and other important factors, including those discussed in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

WHO WE ARE

Our vision is to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that are designed to enhance individual well-being and empower consumers to proactively prevent or treat conditions that can be self-managed. We are headquartered in Ireland and sell our products primarily in North America and Europe as well as in other markets around the world.

We endeavor to empower consumers’ self-care decisions, utilizing the Company’s core competencies to fully take advantage of the massive global trend towards self-care. We define self-care as not just treating disease or helping individuals feel better after taking a product, but also maintaining and enhancing their overall health and wellness. Consistent with our vision, in 2019 Perrigo’s management and board of directors launched a three-year strategy to transform the Company into a consumer self-care leader. We completed our transformation to a consumer self-care company in 2021 by reconfiguring the portfolio through the divestiture of our RX business, announcement of the acquisition of Héra SAS (“HRA Pharma”), and removal of significant uncertainty through settlement of a tax exposure. In addition, we continue to invest in growth initiatives to drive future consistent and sustainable results in line with consumer-packaged goods peers.

Segments

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and Oral care categories, our divested Animal health category, and contract manufacturing) in the U.S., Mexico and Canada.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business primarily branded in Europe and Australia, and our store brand business in the United Kingdom and parts of Europe and Asia. Our liquid licensed products business in the United Kingdom was divested on June 19, 2020.

We previously had an RX segment which was comprised of our prescription pharmaceuticals business in the U.S. and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. Following the divestiture, there were no substantial assets or operations left in this segment. The RX segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report (refer to Item 8. Note 8). Financial information related to our business segments can be found in Item 8. Note 21. Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

Perrigo Company plc - Item 1
Business Overview

MAJOR DEVELOPMENTS IN OUR BUSINESS

Sale of Generic RX Pharmaceuticals Business

On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris Capital Partners, LLC ("Altaris"). On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion, subject to customary adjustments for cash, debt, working capital and certain transaction expenses. The consideration includes approximately $53.3 million of reimbursements which Altaris will be required to deliver in cash to Perrigo pursuant to the terms of the Agreement. The sale resulted in a pre-tax gain, net of professional fees, of $47.5 million recorded in Other (income) expense, net on the Consolidated Statement of Operations for discontinued operations. The gain included a $159.3 million increase from the write-off of foreign currency translation adjustment from Accumulated other comprehensive income. The sale of the RX business helped establish Perrigo as a pure-play consumer self-care company, and was an essential milestone in our transformation plan.

HRA Pharma Acquisition Agreement

On September 8, 2021, we and our wholly-owned subsidiary Habsont Unlimited Company (the "Purchaser"), entered into a Put Option Agreement to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from funds affiliated with private equity firms Astorg and Goldman Sachs Asset Management (collectively, the "Sellers"). Pursuant to the Put Option Agreement, following completion of the works council consultation process required under French law, the selling shareholders exercised their put option right under the Put Option Agreement and, on October 20, 2021, the Company, the Purchaser and the Sellers entered into a Securities Sale Agreement in the form previously agreed by the parties (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser has agreed to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from the Sellers for cash. The transaction values HRA Pharma at approximately €1.8 billion, or approximately $2.1 billion based on exchange rates as of the date of the Put Option Agreement, on an enterprise value basis and using a lockbox mechanism set forth in the Purchase Agreement. In September 2021, we entered into two non-designated currency option contracts to hedge the foreign currency exposure of the euro-denominated purchase price for HRA Pharma (refer to Item 8. Note 11).

The proposed final transaction is expected to close in the first half of 2022, subject to the satisfaction of customary closing conditions, including regulatory approvals. We intend to pay the purchase price using a combination of cash on hand and, depending upon market conditions, either funds available under our current credit facility or funds from new debt financing. HRA Pharma is one of the fastest growing OTC companies globally, with three category-leading self-care brands in blister care (Compeed®), women’s health (ellaOne®) and scar care (Mederma®), and brings expertise in prescription-to-OTC switches. This acquisition is expected to strengthen our presence in Europe, improve our financial profile and margins, and build on our transformation to a consumer self-care company. Operating results are expected to be reported within both our CSCA and CSCI segments.

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

Tribunal Ruling in Claim Arising from the Omega Acquisition

As previously disclosed, we were involved in arbitration in Belgium related to our claims of fraud in connection with the Omega acquisition. The Tribunal panel, as described in more detail under Claim Arising from the Omega Acquisition in Item 8. Note 19, found fraud by the sellers of Omega in a ruling on August 27, 2021 and awarded Perrigo approximately €355.0 million ($417.6 million at the time of cash receipt) including fees and costs. The panel also ruled against the sellers and in favor of Perrigo on all the counterclaims. The sellers have paid all amounts owed under the award, and the arbitral proceedings have now ended. The arbitration proceedings remain confidential as required by the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of Belgian Centre for Arbitration and Mediation ("CEPANI"). We recorded the cash receipt as a reduction to Operating Expenses on the Consolidated Statements of Operations.

Perrigo Company plc - Item 1
Business Overview

Tax Updates

As described in Item 7. Management’s Discussion and Analysis – Recent Developments, Item 1A. Risk Factors - Tax Related Risks, and Item 8. Note 17, we are engaged in tax disputes in several jurisdictions. The following update notes certain material developments in such disputes since December 31, 2020, and makes use of certain terms defined in Item 8. Note 17.

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

In addition, the 30-day letter for the 2013-2015 tax years expanded on a Notice of Proposed Adjustment ("NOPA") issued on December 11, 2019 and proposed to disallow adjustments to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS Appeals consideration. On January 20, 2022, the IRS responded to our Protest with its Rebuttal and reiterated its position in the NOPA that the accrued chargebacks are not currently deductible in the tax year accrued because all events have not occurred to establish the fact of the liability in the year deducted. If the IRS were to prevail in its proposed adjustment, we estimate a payment of approximately $18.0 million, excluding interest and penalties for the 2013-2015 tax years. In addition, we expect the IRS to seek similar adjustments for future years. If those future adjustments were to be sustained, based on preliminary calculations and subject to further analysis, we estimate this would result in a payment not to exceed $7.0 million through tax year ended December 31, 2021, excluding interest and penalties. We have fully reserved for this issue. We strongly disagree with the IRS’s proposed adjustment and will pursue all available administrative and judicial remedies necessary.

•IRS NOPA (Interest Deductibility for 2014-2015 Tax Years). On January 13, 2021, we received a Revenue Agent Report (“RAR”) for our 2013-2015 tax years, which retains the adjustment from the previously disclosed NOPA dated May 7, 2020, which disallowed interest expense deductions of $414.7 million on $7.5 billion in debts owed by Perrigo U.S. to Perrigo Company plc for the 2014 and 2015 tax years. We timely filed a protest to the RAR with the IRS. The RAR caps the interest rate on the debt for U.S. federal income tax purposes at 130.0% of the Applicable Federal Rate on the stated grounds that the loans were not negotiated on an arm's-length basis. The IRS advised on May 3, 2021, that it changed its policy for all taxpayers and will no longer pursue the default interest of 130.0% of AFR. However, on January 20, 2022, the IRS responded to our Protest, which we filed on February 26, 2021, with its Rebuttal, and revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rate and proposed revised interest rates that are higher than the interest rates proposed under its 130% of AFR assertion. The blended interest rate proposed by the IRS Rebuttal is 4.36%, an increase from the blended interest rate in the RAR of 2.57%, and lower than the stated blended interest rate of the loans of 6.8%. We will pursue all available administrative and judicial remedies necessary to defend the deductibility of the interest expense on this indebtedness.

•Irish Revenue NoA. On November 4, 2020, the Irish High Court ruled that the NoA did not violate our constitutional rights and legitimate expectations as a taxpayer. The Irish High Court did not review the technical merits of the NoA under Irish law. Elan Pharma pursued further challenges in the Irish Tax Appeals Commission, which scheduled a hearing for late 2021. Prior to the scheduled hearing, on September 29, 2021, Elan Pharma and Irish Revenue agreed to a full and final settlement of the NoA on the following terms: (i) on a 'without prejudice basis' and, for purposes of the settlement, an alternative basis of taxation was applied, (ii) Irish Revenue to take no further action in relation to the NoA or any Tysabri related income or transactions, (iii) no interest or penalties applied, (iv) a total tax of €297.0 million charged as full and final settlement of all liabilities arising from the sale of the Tysabri patents for the fiscal years 2013 to 2021, and (v) after Irish Revenue credited taxes already paid and certain unused R&D credits against the €297.0 million charged settlement amount, the total cash payment of €266.1 million ($307.5 million) was made on

Perrigo Company plc - Item 1
Business Overview

October 5, 2021. We recorded the payment as a component of income tax expense on the Consolidated Statements of Operations.

•Israeli Notice of Assessment. On December 29, 2020, we received a Stage A assessment from the Israeli Tax Authority ("ITA") for the tax years ended December 31, 2015 through December 31, 2017 in the amount of $63.8 million relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. We timely filed our protest on March 11, 2021 to move the matter to Stage B of the assessment process. Through negotiations with the ITA, we resolved the audit for the tax year ended June 27, 2015 through tax year ended December 31, 2019, by agreeing to add tax year ended December 31, 2018 and tax year ended December 31, 2019 to the audit to reach an agreeable resolution to provide certainty for these additional periods. The agreement with the ITA required us to pay $19.0 million, after offset of refunds of $17.2 million, for the five taxable years. In addition, we paid $12.5 million to resolve a tax liability indemnity for the tax year ended December 31, 2017 relating to Perrigo API Ltd, which we disposed of in December 2017. We recorded the payments as a component of income tax expense on the Consolidated Statements of Operations.

•IRS NOPA (Athena IPR&D Royalty Rate). Without prejudice to pursuing other administrative and judicial remedies, on April 21 and 23, 2020, we filed requests for Competent Authority Assistance with the IRS and Irish Revenue to alleviate potential double taxation on Tysabri income for the 2011-2013 tax years followed by a supplemental request on October 20, 2020 related to a disputed litigation expense deduction involving the drug Zonegran. Both requests were accepted and are under review by the Competent Authorities of the United States and Ireland.

•IRS Audit (Omeprazole Transfer Pricing Adjustments in 2009-2012 Tax Years). A trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court’s decision.

Securities Litigation Settlement

A settlement was reached in the case, In re Perrigo Company plc Securities Litigation as described in more detail in Item 8. Note 19 under the header In the United States (cases related to Irish Tax events). Motion papers seeking approval of the class action settlement were filed on October 4, 2021. The Court issued a preliminary approval order on October 29, 2021, which led to notices being sent to class members. The Court held a hearing on February 16, 2022 about the settlement and issued the Final Approval Order and Judgment. As a result, the settlement has been approved and the case has now ended. The settlement has been funded by insurance.

Share Repurchases

We did not purchase any shares during the year ended December 31, 2021.

Stock Exchange Listing

On November 22, 2021, we initiated steps to voluntarily delist our ordinary shares from trading on the Tel Aviv Stock Exchange (“TASE”). The delisting of our ordinary shares took effect on February 23, 2022, three months following the date of our request to the TASE pursuant to Israeli law. Our ordinary shares will continue to be listed for trading on the New York Stock Exchange (“NYSE”), and all ordinary shares that were traded on TASE were transferred to the NYSE where they continue to be traded.

Leadership Changes

Effective October 5, 2021, Jim Dillard was named Executive Vice President ("EVP") and President of our CSCA segment. Mr. Dillard's supply chain, manufacturing, R&D, innovation, and regulatory experience, along with his proven leadership skills, make him qualified to lead this segment. Before this role, Mr. Dillard served as Perrigo's EVP and Chief Scientific Officer.

Perrigo Company plc - Item 1
Business Overview

NEW PRODUCTS

We consider a product to be new if it (i) was reformulated, (ii) was a product line extension due to changes in characteristics such as strength, flavor, or color, (iii) had a change in product status from "prescription only" ("Rx") to OTC, (iv) was a new store brand or branded launch, (v) was provided in a new dosage form or (vi) was sold to a new geographic area with different regulatory authorities, in all cases, within 12 months prior to the end of the period for which net sales are being measured. During the year ended December 31, 2021, new product sales were $130.0 million.

CONSUMER SELF-CARE AMERICAS

Overview

The CSCA segment is focused primarily on the sale of self-care products that help to grow our customers' overall self-care portfolio in categories including Upper respiratory, Pain and sleep-aids, Digestive health, Nutrition, Vitamins, minerals and supplements ("VMS"), Healthy lifestyle, Skincare and personal hygiene, and Oral care in the U.S., Mexico, Canada, and South America. We are a leading provider of self-care products sold to consumers via store brands. Consumer awareness and knowledge of the quality, value and efficacy of our products continues to grow due to efforts made by our retailers and wholesalers. We provide our customers self-care products under both their own brands and our brands, which are sold to consumers in store at shelf, store pickup and online. During the year ended December 31, 2021, our CSCA segment represented approximately 65% of consolidated net sales.

The CSCA segment develops, manufactures, and markets store brand self-care products that are comparable in quality and effectiveness to national brands. Store brand products must meet the same stringent U.S. Food and Drug Administration ("FDA") requirements as national brands within the U.S. and the requirements of comparable regulatory bodies outside the U.S. In most instances, our product packaging is designed to invite and reinforce comparison to national brand products, while communicating store brand value to consumers.

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

We are dedicated to continuing to be the leader in developing and marketing new store brand and our branded products and have a research and development ("R&D") staff that we believe is one of the most experienced in the industry at developing products comparable in formulation and quality to national brand products. In order to offer consumers product features or benefits that national brand companies do not offer, we have implemented a product development strategy to differentiate store brand and our branded products from national brands. Our R&D team also responds to changes in existing national brand products by reformulating existing products. For example, in the OTC pharmaceutical market, certain new products are the result of changes in product status from Rx-to-OTC. These “Rx-to-OTC switches” require FDA approval through a process initiated by the drug innovator. The drug innovator usually begins the process by filing a New Drug Application ("NDA"), which is often followed by a competitor filing an Abbreviated New Drug Application ("ANDA"). Global regulatory agencies highly scrutinize any product application submitted to switch a product from physician prescribed Rx to OTC. New drugs are also marketed through the FDA's OTC monograph process, which allows us to produce drugs that are generally recognized as safe and effective without pre-marketing approval. In the Oral care category, we focus on creating products that are equivalent to the national brands, and also partner with our customers to create exclusive brands and differentiated products. We rely on both internal R&D and strategic product development agreements with outside sources to develop new products.

The CSCA segment also develops, manufactures, and distributes certain branded products, which are consistent with the segment's self-care strategy. Our branded products sold under brand names include Prevacid®24HR, Good Sense®, Zephrex D®, ScarAway®, Plackers®, Rembrandt®, Steripod®, Firefly®, REACH®, Dr. Fresh® , and Burt's Bees®.

We manufacture a significant portion of our CSCA segment's products at our plants located in the U.S., Mexico, and China, and we source the remaining materials and products from third parties. In addition, in order to

Perrigo Company plc - Item 1
CSCA
maximize both our capacity and sales of proprietary formulas, we engage in contract manufacturing, which involves producing unique ANDAs and monograph products through partnerships with major pharmaceutical and direct-to-consumer companies.

We believe the increasing age of the global population, continued rising healthcare costs, and consumers who proactively prevent or treat conditions will drive the need for the enhanced value that our products provide to consumers, which creates strong dynamics for U.S. OTC market growth. Another level of growth includes share gains against store brand competitors and store brand penetration gains versus national brands. In addition, we believe that new products, including new product innovation and products switching from Rx-to-OTC status (as described above) will continue to drive demand for our products and market growth within the segment.

Recent Trends and Developments

•During the third quarter of 2021, supply chain disruptions, including a significant shortage of truck drivers in the U.S. and record delays at global shipping ports, led to higher unfulfilled customer orders and higher input costs compared to the prior year. In the fourth quarter of 2021, we took a series of actions to improve the situation, including reconfiguring our distribution system for short term shipments, outsourcing highly complex product lines to a third party logistic provider, adding regional carriers for challenged shipping lanes, hiring additional distribution center personnel, and increasing the purchase cycle as it relates to the manufacturing process. While we believe supply chain disruptions will continue in the near-term, we are expecting to continue to see improvements throughout 2022.

•During the first half of 2021, net sales of cough and cold products decreased as a result of the very low incidence of cough and cold related illness, which we believe is attributed to social distancing and mask mandates put in place to combat the spread of COVID-19. However, increased consumer takeaway at our retail customers, starting in May 2021, suggested normalizing consumer purchasing routines could be expected in the second half of 2021. In the third quarter, we experienced higher demand for cough, cold and pain products due primarily to the higher incidences of cough and cold illness as society returned to in-person activities. Consumer take away continued to remain strong during the fourth quarter and, as such, we expect sales of cough, cold and pain products to continue to increase, depending on the trajectory of the COVID-19 pandemic moving forward (refer to Item 7. Management's Discussion and Analysis - Executive Overview).

•On May 18, 2021, we announced a definitive agreement to sell our Latin American businesses to Advent International. This transaction is part of our margin improvement program and Project Momentum cost savings initiative and is expected to close in the first half of 2022. We determined that the carrying value of these businesses exceeded their fair value less cost to sell, resulting in an impairment charge of $162.2 million allocated to goodwill and assets held for sale (refer to Item 8. Note 9).

Perrigo Company plc - Item 1
CSCA
Products

Our CSCA segment offers products in the following categories:

Product Category	Description
Pain and sleep-aids	Products comprised of pain relievers, fever reducers and sleep-aids.
Upper respiratory	Products that relieve upper respiratory symptoms, including cough suppressants, expectorants, sinus and allergy relief.
Digestive health	Products such as antacids, anti-diarrheal, and anti-heartburn that relieve symptoms associated with digestive issues.
Nutrition	Infant formulas and nutritional beverages.
Healthy lifestyle	Products that help consumers live a healthy lifestyle such as smoking cessation, diabetes care, and well-being products.
Skincare and personal hygiene	Products for the face and body such as dermatological care, scar management, lice treatment, and other products for various skin conditions.
Oral care	Products used for oral care, including toothbrushes, toothbrush replacement heads, floss, flossers, whitening products and toothbrush covers.
Vitamins, minerals, and supplements	Vitamins, minerals, and supplements.
Other	Diagnostic products and other miscellaneous self-care products.

The chart below reflects net sales by product category in the CSCA segment, which includes net sales from our OTC contract manufacturing business for the year ended December 31, 2021.

We launched several new CSCA products in the year ended December 31, 2021, most notably a store brand hypoallergenic infant formula, Diclofenac sodium topical gel 1%, and Esomeprazole Mini. During the year ended December 31, 2021, new product sales in the CSCA segment were $56.1 million.

We, on our own or in conjunction with partners, received final FDA approval for one new product within the CSCA segment in the year ended December 31, 2021, and as of December 31, 2021, we had eight new product applications pending FDA approval.

Perrigo Company plc - Item 1
CSCA
Sales and Marketing
Our customers include major global, national, and regional retail drug, supermarket, and mass merchandise chains such as Walmart, Costco, CVS, Target, Walgreens Boots Alliance, Kroger, Dollar General, Sam’s Club, Topco, Padagis e-commerce stores including Amazon, and major wholesalers, including McKesson, Amerisource Bergen, and Cardinal Health.

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

The primary objective of this management approach is to enable our retail, e-commerce, and wholesale customers to increase sales and market share of their overall self-care portfolio. We partner with our retailers to provide customized store brand and branded products that provide quality and value to consumers. We invite comparison of store brand and our branded products to national brand products. Our sales and marketing personnel assist customers in the development and introduction of new store brand and our branded products, and in the promotion of customers’ existing store brand and our branded products by providing market information; establishing individualized promotions and marketing programs, which may include floor displays, bonus sizes, coupons, rebates, store signs, and promotional packs; and performing consumer research. During the year we saw consumers seeking more of their self-care product needs online, in part due to the COVID-19 pandemic, resulting in the growth of e-commerce as a consumer channel for our products. We have developed resources, programs and tools to be a strategic marketing partner for our customers’ digital marketing efforts. This provides our customers with a holistic campaign to convert shoppers to store brand whether they shop in-store or online.

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

Competition

The markets for our self-care products are highly competitive and differ for each product line and geographic region. Our primary competitors include manufacturers, such as Dr. Reddy's Labs, LNK International, Inc., PL Developments, Aurobindo and Sun Pharmaceuticals, and brand-name pharmaceutical and consumer product companies, such as Johnson & Johnson, Procter & Gamble, Reckitt Benckiser, Abbott Nutrition, Bayer AG, Sanofi and Philips. The various major categories of our CSCA business each have certain key competitors, such that a competitor generally does not compete across all product lines. However, some competitors do have larger sales volumes in certain of our categories. Additionally, national brand companies tend to have more resources committed to marketing their products and could in the future manufacture store brand versions of their products at lower prices than their national brand products. Competition is based on a variety of factors, including price, quality, assortment of products, customer service, marketing support, and approvals for new products. Refer to Item 1A. Risk Factors - Operational Risks for additional information and risks associated with competition.

Perrigo Company plc - Item 1
CSCI

CONSUMER SELF-CARE INTERNATIONAL

Overview

The CSCI segment is comprised of our consumer self-care business outside of North America, including our branded business in Europe and Australia and our store brand businesses in the United Kingdom and parts of Europe and Asia. The CSCI segment develops, manufactures, markets, and distributes many well-known European consumer self-care brands in the Upper respiratory, Pain and sleep-aids, Digestive health, VMS, Healthy lifestyle, Skincare and personal hygiene, and Oral care categories. The segment leverages its broad regulatory, sales, and distribution infrastructure to innovate new products and brands, in-license and expand product lines, and sell and distribute third-party brands. The CSCI segment sells these products through an extensive network of customers including pharmacies, wholesalers, drug and grocery store retailers, and para-pharmacies in more than 23 countries, primarily in Europe. Many CSCI products have leading positions in the markets in which they compete. During the year ended December 31, 2021, the CSCI segment represented approximately 35% of consolidated net sales.

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

While the CSCI segment sells approximately 220 brands, we primarily concentrate our resources on "Focus Brands", consisting of approximately 50 key brands and sub-brands. These are selected on the basis of their current sales and growth potential in the self-care market. Additional resources, including R&D investments, are allocated to these Focus Brands to strengthen their market position in high opportunity profit categories while leveraging the same R&D efforts under smaller local brands.

Recent Trends and Developments

•During the first half of 2021, net sales of cough and cold products decreased as a result of the very low incidence of cough, cold and flu related illness this year. We believe the very low incidence of cough, cold and flu related illness was attributed to COVID-19 social distancing and mask requirements. During the second half of 2021, we experienced higher demand for cough and cold, and pain products due primarily to the higher incidences of cough, cold and flu illness as society returned to in-person activities. The spread of certain COVID-19 variants may have contributed to these higher incidences as their symptoms can be similar. Further, consumer take away remained strong during the second half of 2021 led by cough and cold, and pain products, and we expect further normalizing of consumer purchasing routines moving forward depending on the trajectory of the COVID-19 pandemic. Refer to Item 7. Management's Discussion and Analysis - Executive Overview.

•During the third quarter, a number of EU regulators requested recalls, some at the consumer level, due to the detection of 2-chloroethanol (“2-CE”). 2-CE has been associated with the presence of ethylene oxide, a constituent in pesticides, which is not permitted for use in food products under food regulations in the EU. Due to the potential presence of ethylene oxide in certain of our vitamin, minerals and supplements ("VMS") products, we initiated recalls. We have since secured alternate sourcing of the raw material. During the year ended December 31, 2021, these recalls resulted in a decrease in net sales of $2.6 million and a decrease in gross profit of $5.5 million, which included obsolete inventory.

Perrigo Company plc - Item 1
CSCI

Products

Our CSCI segment offers products and Focus Brands in the following categories:

Product Category	Description	Focus Brands
Pain and sleep-aids	Products comprised of pain relievers, fever reducers and sleep-aids.	Solpadeine® Nytol®
Upper respiratory	Products that relieve upper respiratory symptoms, including cough suppressants, expectorants, sinus and allergy relief.	Aflubin® Bronchenolo®/Bronchostop® Physiomer® Phytosun® Coldrex® Prevalin®/Beconase®
Digestive health	Products such as antacids, anti-diarrheal, and anti-heartburn that relieve symptoms associated with digestive issues.
Healthy lifestyle	Products that help consumers live a healthy lifestyle such as smoking cessation, weight management, diabetes care, and well-being products.	NiQuitin® XLS (Medical)® Yokebe®
Skincare and personal hygiene	Products for the face and body such as dermatological care, sun protection, scar management, lice treatment, insect repellents, and other products for various skin conditions.	ACO® Biodermal® Canoderm® Dermalex® Lactacyd® Wartner® Jungle Formula® Paranix® Pencivir®
Oral care	Products used for oral care, including toothbrushes, toothbrush replacement heads, floss, flossers, and whitening products.	Plackers®
VMS	Vitamins, minerals, and supplements.	Abtei® Arterin® Davitamon® Granufink® Zaffranax® Probify®
Other	Diagnostic products and other miscellaneous self-care products.

Perrigo Company plc - Item 1
CSCI

The chart below reflects net sales by product category in the CSCI segment for the year ended December 31, 2021.

We launched a number of new CSCI products in the year ended December 31, 2021, most notably some line extensions in the XLS weight management brand and ACO® brands in the Healthy lifestyle and Skincare and personal hygiene categories, respectively. In addition, we launched various VMS line extensions and a pan European probiotic mix under the new brand Probify®. During the year ended December 31, 2021, new product sales in the CSCI segment were $73.9 million.

The CSCI segment has new product development across all categories, with each of its Focus Brands having a three to five-year innovation master plan.
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

The CSCI segment markets products using intensive broadcast and digital advertising as well as point-of-sale promotional spending to enhance brand equity. Key marketing communication tools for the CSCI segment include television and digital commercials, consumer leaflets, product websites, targeted promotional campaigns and communication programs for health care professionals.

Perrigo Company plc - Item 1
CSCI

Competition

The competitive landscape of the European consumer products market in the categories in which we compete is highly fragmented, as local companies often hold leadership positions in individual product lines in particular countries. As a result, the relevant competition in each of the CSCI segment's markets is both local and global. Global competitors include GSK, Sanofi, Bayer, Johnson & Johnson, Reckitt Benckiser, Teva, Viatris, Stada, Novartis, Procter & Gamble and e-commerce companies, as well as additional regional competitors. We believe our key advantage lies in our unique combination of best practices in sales, marketing, and product development. Refer to Item 1A. Risk Factors - Operational Risks for additional information and risks associated with competition.

INFORMATION APPLICABLE TO ALL REPORTABLE SEGMENTS

Trademarks, Patents and Licensing Agreements

While we own certain trademarks and patents, neither our business as a whole, nor any of our segments, is materially dependent upon our ownership of any one trademark, or patent, or group of trademarks or patents.

Materials Sourcing

Affordable, high-quality raw materials and packaging components are essential to all of our business units due to the nature of the products we manufacture. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials and packaging components, due to their technical specifications and product delivery systems, may be more limited, as they are available from one or only a few suppliers and may require extensive compatibility testing before we can use them.

Historically, we have been able to react effectively, yet not always immediately, to situations that require alternate sourcing. Should such alternate sourcing be necessary, FDA requirements placed on products approved through the ANDA or NDA process could substantially lengthen the approval of an alternate source and adversely affect financial results. We believe we have good, cooperative working relationships with our suppliers and have historically been able to capitalize on economies of scale in the purchase of materials and supplies due to our volume of purchases. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with materials sourcing. Refer to Item 7. Management's Discussion and Analysis - Executive Overview for a detailed discussion of the impact of the COVID-19 pandemic on our material sourcing.

Manufacturing and Distribution

Our primary manufacturing facilities are in the U.S. We also have manufacturing facilities in the U.K., Belgium, France, Germany, Austria, Mexico, China, and Australia, along with a joint venture in China. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with our manufacturing facilities. We supplement our production capabilities with the purchase of products from outside sources. The capacity of some facilities may be fully utilized at certain times for various reasons, such as customer demand, the seasonality of certain product categories (for example, our cough/cold/flu and allergy products), and new product launches. We may utilize available capacity by performing contract manufacturing for other companies. We have logistics facilities in the U.S., Mexico, Australia, and numerous locations throughout Europe. We use contract freight and common carriers to deliver our products. Refer to Item 7. Management's Discussion and Analysis - Executive Overview for a detailed discussion of the impact of the COVID-19 pandemic on our manufacturing and distribution.

Significant Customers

We have one significant customer that represents approximately 14% of our consolidated net sales. While we have other important customers, no other individual customer represents more than 10% of net sales. However, the loss of one or more of our customers could be material. We believe we generally have good relationships with our customers. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with customers.

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

Human Capital Resources

We are passionate about making lives better. At Perrigo, we believe that the continuous personal and professional development of our people is an important component of our ability to attract, retain, and motivate top talent, which are all important aspects of our self-care strategy. Our global workforce consists of more than 9,900 full time and part time employees spread across 34 countries, of which approximately 21% were covered by collective bargaining agreements as of December 31, 2021. We continuously endeavor to provide a diverse, inclusive, and safe work environment so our colleagues can bring their best to work, every day. We are all responsible for upholding Perrigo’s Core Values - Integrity, Respect, and Responsibility - in addition to the Perrigo Code of Conduct which, together, form the foundation of all our policies, procedures, and practices. Together, we drive Perrigo forward to deliver on our vision to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold.

Diversity and Inclusion

We strive for our workforce to represent the diverse consumer base we wish to serve enabling us to continue to deliver on our self-care promise. We believe diverse representation and practicing inclusion creates lasting benefits for Perrigo colleagues, our customers, consumers, and shareholders through enhanced team performance, innovation, and profitable growth. To accomplish this objective, we rolled out a three-year strategy at the beginning of 2020 that focuses on three key diversity and inclusion areas:

•Educating our workforce on our diversity and inclusion strategy and initiatives;
•Strengthening our talent management practices through a lens of equity and inclusion; and
•Creating diversity and inclusion governance and accountability to establish our foundation and help us monitor progress.

Perrigo is committed to the well-being of the communities we serve and the individuals who work with us. Accordingly, we continue to take action to help address oppression and inequality based on multiple aspects of diversity. We understand the devastating impact that systemic oppression, injustice, and acts of violence have on underrepresented communities. Murray Kessler, President and CEO, has encouraged all Perrigo colleagues to stand united and take responsibility to learn how each of us can play a role in promoting inclusion and fighting both discrimination and implicit bias in the workplace and in our society as a whole. These efforts include open dialogues between our Board of Directors and Executive Operating Committee on topics including diversity, equity and inclusivity. Our Perrigo colleagues, including senior management, continually receive educational resources and information on how to best serve as allies in support of underrepresented groups and to learn how we can contribute to healing our society's divisions. All colleagues are encouraged to practice self-care and are provided support resources such as our global Employee Assistance Program that includes staff members who identify with various underrepresented communities and speak multiple languages.

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

Perrigo Company plc - Item 1

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

Perrigo’s total rewards complement a strong health and safety culture that continues with our global well-being program designed to inspire colleagues to maintain and improve their health. Launched in 2016, Perrigo’s "HEALTHYyou" well-being program continues to support colleagues and their families as they navigate their own self-care and well-being journeys. Our colleagues highly value this program and it continues to be recognized externally by receiving the Best and Brightest in Wellness™ Award in each year since 2017.

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

Perrigo regularly conducts global engagement surveys to gather feedback from colleagues to identify strengths and opportunities within our culture. We have implemented a competency model to clarify the behaviors that reinforce our culture and lead to success at Perrigo. Additionally, we use a variety of channels to facilitate open and direct communication, including regular open forums and town hall meetings with our executive leadership team.

Our development philosophy focuses on a 70-20-10 approach, which provides a practical, blended framework for learning to support individual long-term success (where individuals obtain 70% of their knowledge from job-related experiences, 20% from interactions with others, and 10% from formal educational events). We have significantly expanded our learning capabilities by providing access to extensive on-demand self-study content to colleagues. We believe this model enables our people to deliver on our self-care vision by empowering them to be their best and make a difference to Perrigo Colleagues, Customers, Consumers, Communities, and Shareholders.

Corporate Social Responsibility

We are committed to doing business in a socially, environmentally and fiscally responsible manner. That commitment is reflected in our well-established governance, corporate responsibility and sustainability programs, as well as by our board oversight of governance and sustainability. A summary of our environmental and social initiatives is below, and additional details can be found in our 2021 Corporate Social Responsibility (“CSR”) Report available on our website. In 2020, we adopted the United Nations Sustainable Development Goals (“UN SDG”) as a global framework and committed to six goals within the UN SDG framework. In 2021, we set new specific objectives and targets for the next five years related to each of these goals, which are detailed in our 2021 CSR report. Our progress towards achieving these goals and objectives will be updated in our subsequent CSR reports on an annual basis.

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

Perrigo Company plc - Item 1
Regulation

GOVERNMENT REGULATION AND PRICING

The manufacturing, processing, formulation, packaging, labeling, testing, storing, distributing, advertising, and selling of our products are subject to regulation by a variety of agencies in the localities in which our products are sold. In addition, we manufacture and market certain of our products in accordance with standards set by various organizations. We believe that our policies, operations, and products comply in all material respects with existing regulations to which we are subject. Refer to Item 1A. Risk Factors - Operational Risks for related risks.

United States Regulation

U.S. Food and Drug Administration

The FDA has jurisdiction over OTC drug products, API, medical devices and Infant Formula products. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage, distribution, and promotion of these products. We are committed to consistently providing our customers with high quality products that adhere to "current Good Manufacturing Practices" ("cGMP") regulations promulgated by the FDA. If the FDA or comparable regulatory authority becomes aware of new safety information about any of our products, these authorities may require further inspection, enhancement to manufacturing controls, labeling changes, additional testing method requirements, restrictions on indicated uses or marketing, post-approval studies or post-market surveillance.

OTC

All facilities where OTC products are manufactured, tested, packaged, stored, or distributed for the U.S. market must comply with FDA cGMPs and regulations promulgated by competent authorities in the countries, states and localities where the facilities are located. All of our drug products are manufactured, tested, packaged, stored, and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that our facilities remain in compliance with all appropriate regulations.

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

Under the Federal Food, Drug and Cosmetic Act, as amended ("FFDCA") (the Hatch-Waxman amendments), a company submitting an NDA can obtain a three-year period of marketing exclusivity for an OTC product if it performs a clinical study that is essential to FDA approval. Longer periods of exclusivity are possible for new chemical entities, orphan drugs (those designated under section 526 of the FFDCA) and drugs under the Generating Antibiotic Incentives Now Act. During this exclusivity period, the FDA cannot approve any ANDAs for a similar or equivalent generic product, which can preclude another party from marketing a similar product during this period. A company may obtain an additional six months of exclusivity if it conducts pediatric studies requested by the FDA on the product. This exclusivity can delay both the FDA approval and sales of certain products.

Under certain circumstances, the first filer of an ANDA may be entitled to a 180-day generic exclusivity period for certain products. This exclusivity period often follows a patent certification and litigation process whereby the product innovator may sue for infringement. The legal action does not ordinarily result in material damages, but it generally triggers a statutorily mandated delay in FDA approval of the ANDA for a period of up to 30 months from when the innovator was notified of the patent challenge.

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

Perrigo Company plc - Item 1
Regulation

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

Medical Devices

We are subject to the Medical Device Amendments of 1976 to the FFDCA and its subsequent amendments in the US. The regulations issued thereunder provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including some of our products marketed under our oral care and OTC businesses. All of our current medical devices fall under Class I or Class II of the regulations. These products do not require premarket approval but may or may not require a 510(k) premarket notification depending on whether or not the product is 510(k) exempt. These devices are also subject to other general controls established by the FDA, such as registration, listing, labeling, and reporting obligations.

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

Perrigo Company plc - Item 1
Regulation

U.S. Department of Agriculture

The Organic Foods Production Act enacted under Title 21 of the 1990 Farm Bill established uniform national standards for the production and handling of foods labeled as "organic." Our infant formula manufacturing sites in Vermont and Ohio adhere to the standards of the U.S. Department of Agriculture ("USDA") National Organic Program for production, handling, and processing to maintain the integrity of organic products and are USDA-certified, enabling them to produce and label organic products for U.S. and Canadian markets.

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

U.S. Drug Enforcement Administration

The U.S. Drug Enforcement Administration ("DEA") regulates certain drug products containing controlled substances, and List I chemicals, such as pseudoephedrine, pursuant to the federal Controlled Substances Act ("CSA") and the Substance Use-Disorder Prevention that Promotes Opioid Recovery Treatment for Patients and Communities Act ("SUPPORT Act"). The CSA and DEA regulations impose registration, security, record keeping, suspicious order monitoring, reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers under the oversight of the DEA. The DEA categorizes controlled substances into Schedules I, II, III, IV, or V, with varying qualifications for listing in each schedule. We are subject to the requirements regarding List I chemicals. Our facilities that manufacture, distribute, import, or export any List 1 Chemicals must register annually with the DEA.

The DEA inspects all registered facilities to review security, record keeping, reporting, and handling prior to issuing a controlled substance registration, and it also periodically inspects facilities for compliance with the CSA and its regulations. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of DEA regulated substances, can result in enforcement action, such as civil penalties, refusal to renew necessary registration, or the initiation of proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution. We are also subject to state laws regulating the manufacture and distribution of certain products.

Federal Healthcare Programs and Drug Pricing Regulation

In the U.S., government healthcare programs such as Medicaid are important third-party payers for patients treated with our products. While these programs may cover OTC products under some circumstances, utilization of our products under these programs is limited. When covering our products, these programs regulate the amount pharmacies and other healthcare providers are paid for our products. We participate in the following programs, and are subject to associated price reporting, payment, and other compliance obligations:

•Medicaid Drug Rebate Program (“MDRP”)—We are required to report pricing data to the Centers for Medicare & Medicaid Services (“CMS”) on a monthly and quarterly basis, and to pay rebates to state Medicaid programs on units of our drugs covered by such programs.

•340B Drug Pricing Program—We are required to charge certain healthcare providers, known as 340B “covered entities,” no more than the statutorily-defined 340B “ceiling price” for our covered outpatient drugs, and must report the 340B ceiling price to the government.

•Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”)—We anticipate participating in the FSS contracting program, which would require us to charge certain agencies (the VA, Department of Defense, Public Health Service and Coast Guard) no more than a statutory Federal Ceiling Price for certain drugs. FSS contracts include extensive disclosure and certification requirements and standard government terms and conditions with which we would have to comply. We would also expect to enter into an agreement to pay rebates on innovator drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.

Perrigo Company plc - Item 1
Regulation

Calculations of the data we must submit under the foregoing programs are governed by statutory and regulatory requirements that are complex, vary among products and programs, can change over time, and are subject to interpretation by us, governmental or regulatory agencies, and the courts. Failure to comply with program obligations may result in civil monetary penalties and other punitive measures and liability, such as exclusion from some programs. We cannot be certain that our submissions will not be found by the government to be incomplete or incorrect. Refer to the risk factors under the heading “If we fail to comply with the reporting and payment obligations under the MDRP or other governmental purchasing and rebate programs, we could be subject to fines or penalties, which could be material" in Item 1A. Risk Factors - Operational Risks.

Medicare Part D “Coverage Gap” Rebates

If we market certain innovator products, we will have to provide rebates with respect to utilization by certain Medicare Part D beneficiaries while those patients are within the Part D benefit “coverage gap.” The rebate amount is calculated by CMS based on Part D plans “negotiated prices” paid to pharmacies.

Other Price Regulation and State Regulation

Drug pricing has come under increasing public scrutiny. Congress is considering various amendments to federal drug pricing laws and new forms of pricing regulation which would increase the financial and compliance burdens associated with our participation in the federal programs. Several states have enacted laws that, among other things, require manufacturers to report information concerning drug pricing or marketing practices or to provide advance notice of price actions or applications for regulatory approvals. These laws provide for penalties in case of errors or failure to comply. Refer to the risk factors under the headings "Limitations on reimbursement, continuing healthcare reforms, and changes to reimbursement methods in the U.S. and other counties may have an adverse effect on our financial condition and results of operations" and “If we fail to comply with the reporting and payment obligations under the MDRP or other governmental purchasing and rebate programs, we could be subject to fines or penalties, which could be material” in Item 1A. Risk Factors - Operational Risks.

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

Regulation Outside the U.S.

We develop and manufacture products and market third-party manufactured products in regions outside the U.S., including Europe, Canada, Mexico, Australia, Asia, South America, and the Middle East, each of which has its own regulatory environment. The majority of our sales outside the U.S. are in the following categories: OTC pharmaceuticals, infant formulas, medical devices, dietary supplements, cosmetics, biocides and oral care products. Other regulatory agencies, organizations and legislation that may impact our business include, but are not limited to:

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

Perrigo Company plc - Item 1
Regulation

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

European Union

On July 14, 2021, the European Commission adopted a set of proposals to ensure polices are aligned with the goal of reducing net greenhouse gas emissions by at least 55% by 2030 – the EU Green Deal. There is a growing focus on environmental impact of self-care products, their ingredients, components, packaging, manufacturing, and disposal. This focus could lead to new requirements and restrictions in the coming years across all product categories described below.

OTC

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

The legislation governing the European pharmaceutical industry is subject to an ongoing consultation and extensive review. Updates to the existing pharmaceutical law are anticipated to be implemented in 2023. These updates could bring opportunity in terms of increased flexibility in some areas but also risk as certain aspects of the law are made more restrictive.

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

Perrigo Company plc - Item 1
Regulation

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

The wholesale distribution channel is an important activity in the integrated supply chain management for medical products. The quality and the integrity of medicinal products can be affected by a lack of adequate control. To this end, the EU Commission has published guidelines on Good Distribution Practice of Medicinal Products for Human Use in 2013. The present guidelines are based on Articles 84 and 85b(3) of medicinal products for human use directive.

Medical Devices

The EU has enacted into law numerous directives and adopted many harmonizing standards pertaining to a wide range of industrial products, including medical devices. Medical devices that comply with the requirements of applicable directives are entitled to bear the CE marking of conformity, which indicates that the device conforms to the applicable requirements of the directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an organization accredited by a member state. Assessment by a Notified Body includes an audit of the manufacturer’s quality system and may also include specific testing of the product. This assessment is a prerequisite for a manufacturer to commercially distribute the product throughout the EU. On May 25, 2017, the EU’s Medical Device Regulation (the “MDR”) became effective, with a three year transitional period until full application. The date of application of the MDR, and as a result the date of repeal of the existing Medical Device Directives (the "MDDs"), was deferred by 12 months to May 26, 2021 due to the COVID-19 pandemic. All Class I (low risk) medical devices needed to comply with the MDR by May 26, 2021, and all medical devices sold in the EU will need to be approved under the MDR by May 26, 2025. Notified Bodies, which are organizations accredited by a member state, were able to approve medical devices under the MDDs until May 26, 2021. Beginning on May 27, 2021, Notified Bodies are no longer able to approve new medical devices under the MDDs or approve notifications of “substantial” design changes, including changes to labeling/packaging, changes to the manufacturing process, or the addition of new features and functionality, to medical devices that were approved under the MDDs.

Only Notified Bodies that have been designated under the MDR can carry out conformity assessment procedures, and only for certain types of devices listed by the product codes in their designation. This designation process is a lengthy and costly process, resulting in a shortage of certified notified bodies, which has created bottlenecks due to an insufficient number of designated Notified Bodies and trained personnel, constraining the availability of medical devices. Stricter guidelines for substance-based devices (classification rules; interpretation of the definitions of pharmacological, immunological, or metabolic means) under the MDR are expected.

Perrigo Company plc - Item 1
Regulation

We can expect possible divergence on the medical device regulatory framework from non-EU markets such as the UK after Brexit. In addition, in 2021, the mutual recognition agreement between EU and Switzerland on medical devices has ceased.

Dietary Supplements

Complying with the legislative framework for dietary supplements in the EU remains challenging as a result of changing EU regulations, diverging national regulations from EU regulations, and diverging regulations between EU member states.

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

Increased scrutiny from the EU Commission is likely to result in further ingredient reviews that could trigger additional market measures and reformulations. Ingredients under growing scrutiny, such as nanomaterials and food additives, are likely to be subject to review and stricter measures, as well as their use in certain vulnerable population groups.

Cosmetics

Cosmetic products in the EU market must comply with Regulation EC No. 1223/2009. This regulation requires manufacturers to prepare a product safety report prior to placing a cosmetic product in the market. In addition, for each cosmetic product placed in the market, a “responsible person” must be designated to oversee compliance with the regulation’s reporting requirements. Commission Regulation EU No. 655/2013 establishes the common criteria and justification for claims to be used in the packaging and advertising of cosmetics products. A revision of the existing regulation is currently under consultation and is expected to be implemented by the end of 2022. It is anticipated that additional restriction criteria would be included in the revised regulation, thus expanding the scope of ingredients that could have their use in cosmetics restricted.

Increased scrutiny from the EU Commission is likely to result in further ingredient reviews that could trigger additional market measures and reformulations. Reviews are also likely in relation to the EU Green Deal (as defined below) a review regarding microplastics is ongoing as well as ingredients in sunscreens, endocrine disruptors, nanomaterials, and skin sensitisers.

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

Perrigo Company plc - Item 1
Regulation

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

The current directive is due to be repealed and replaced with a regulation with additional and stricter requirements for products being placed on the EU market. Publication is expected in 2022 and entry would likely become effective six months after publication. It is anticipated that the changes to be introduced by the Regulation will affect products in the Oral care category.

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

Tax Regulations

Recent Changes to Tax Laws, Regulations and Related Interpretations

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles relating to Base Erosion and Profit Shifting ("BEPS"). These changes are being adopted and implemented by many of the countries in which we do business and may increase our tax expense in these countries. Building on the first BEPS project, the OECD began a new project in 2019, which has evolved into a two Pillar approach to address the pressure put on the current international tax system due to digitalization and globalization. The current project, referred to as BEPS 2.0, is being conducted through the G20/OECD Inclusive Framework, which now counts 141 participating countries. Pillar One of the project focuses on development of new nexus and profit allocation rules to assign more taxing rights to market countries. Pillar Two focuses on development of new global minimum tax rules. On December 20, 2021, the OECD released the Model Rules on Pillar Two Global Minimum Tax. Implementation of the Model Rules will lead to significant changes to the overall international tax rules under which companies operate. The new rules will subject large multinational corporations to a global minimum corporation tax of 15% and introduce new filing obligations that will impose onerous data gathering requirements and additional internal reporting processes and systems. On December 22, 2021, the European Commission issued a draft Directive to implement Pillar 2 in the European Union. The Commission proposes that the Directive be finalized by mid-2022 and transposed into domestic law of the member states to be effective January 1, 2023.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act allowed for an increased interest expense limitation and depreciation deductions resulting in a reduction of income tax expense of approximately $36.6 million for tax years 2019 and 2020. Additionally, Treasury and the IRS issued Proposed and Final Regulations in 2020 regarding interest expense limitations under Section 163(j). These regulations adjust the definition of interest expense and items allowable in adjusted taxable

Perrigo Company plc - Item 1
Regulation

income to calculate the annual interest deduction limitation. Perrigo applied the updated regulations resulting in a reduction of income tax expense of approximately $8.9 million during 2020.

On December 28, 2021, the U.S. Treasury and the IRS released final foreign tax credit regulations addressing various aspects of the foreign tax credit (“FTC”) regime. These regulations finalize, among other guidance, provisions relating to the disallowance of a credit or deduction for foreign income taxes with respect to dividends eligible for a dividends-received deduction; the allocation and apportionment of interest expense, foreign income tax expense; the definition of a foreign income tax and a tax in lieu of an income tax; transition rules relating to the impact on loss accounts of net operating loss carrybacks; the definition of foreign branch category income; and the time at which foreign taxes accrue and can be claimed as a credit. The regulations also contain clarifying rules relating to foreign-derived intangible income (FDII). These regulations are, generally, effective on March 7, 2022, with some provisions having retroactive effect. For the year ended December 31, 2021, we evaluated whether these final FTC regulations would have any effect on our income tax reporting for the year ended December 31, 2021, and applicable prior periods, and concluded that these final FTC regulations do not result in any material changes to our income tax reporting for the year ended December 31, 2021 or for any prior periods. We will continue to evaluate the effects of these final FTC regulations on future accounting periods.

Foreign Incorporation Considerations

Although we are incorporated in Ireland, the IRS may not agree with the conclusion that we are treated as a foreign corporation for U.S. federal tax purposes. For Perrigo Company plc to be treated as a foreign corporation for U.S. federal tax purposes under section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), either (i) the former stockholders of Perrigo Company must own (within the meaning of section 7874 of the Code) less than 80% (by both vote and value) of our stock by reason of holding shares in Perrigo Company (the "ownership test") as of the closing of the Elan acquisition or (ii) we must have substantial business activities in Ireland after the Elan acquisition (taking into account the activities of our expanded affiliated group). Upon our acquisition of Elan, Perrigo Company stockholders held 71% (by both vote and value) of our shares. We believe that under current law, we should be treated as a foreign corporation for U.S. federal tax purposes. However, we cannot assure that the IRS will agree with our position that the ownership test is satisfied. There is limited guidance regarding the section 7874 provisions, including the application of the ownership test. Based on the limited guidance available, we currently expect that Section 7874 of the Code likely will limit our and our U.S. affiliates’ ability to use their U.S. tax attributes, such as net operating losses, to offset certain U.S. taxable income, if any, generated by the Elan acquisition or certain specified transactions for a period of time following the Elan acquisition. Refer to Item 8. Note 17.

Available Information

Our principal executive offices are located at The Sharp Building, Hogan Place, Dublin 2, D02 TY74, and our North American base of operations is located at 515 Eastern Avenue, Allegan, Michigan 49010. Our telephone number is +353 1 7094000. Our website address is www.perrigo.com, where we make available free of charge our reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov.

ITEM 1A.    RISK FACTORS

SUMMARY OF RISK FACTORS

Operational Risks

•We face competition from other pharmaceutical and consumer packaged goods companies, which may threaten the demand for and pricing of our products.
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
•Limitations on reimbursement, continuing healthcare reforms, and changes to reimbursement methods in the United States and other countries may have an adverse effect on our financial condition and operating results.

Perrigo Company plc - Item 1A
Risk Factors
•If we fail to comply with the reporting and payment obligations under the Medicaid rebate program or other governmental purchasing and rebate programs, we could be subject to fines or penalties, which could be material.
•Unfavorable publicity or consumer perception of the safety, quality, and efficacy of our products could have a material adverse effect on our business.
•Lack of availability, or significant increases in the cost, of raw materials used in manufacturing our products could have a material adverse effect on our profit margins and operating results.
•The COVID-19 global pandemic and the public health and governmental actions in response continues to have an adverse impact on our operations and could have an adverse impact on our business and financial condition in the future.
•Disruption of our supply chain, including as a result of the COVID-19 pandemic, could have an adverse effect on our businesses, financial condition, results of operations and cash flows.
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
•Management transition creates uncertainties, and any difficulties we experience in managing such transitions may negatively impact our business.

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
•We operate in jurisdictions that could be affected by economic and geopolitical instability, which could have a material adverse effect on our business.
•The international scope of our business exposes us to risks associated with foreign exchange rates.

Litigation and Insurance Risks

•We are or may become involved in lawsuits and may experience unfavorable outcomes of such proceedings.
•Increased scrutiny on pricing practices and competition in the pharmaceutical industry, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and operating results.
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

Perrigo Company plc - Item 1A
Risk Factors
•Significant increases in the cost or decreases in the availability of the insurance we maintain could adversely impact our operating results and financial condition. Disputes with insurers on the scope of existing policies may limit the coverage available under such policies.

Tax Related Risks

•The resolution of uncertain tax positions, including the Notices of Proposed Adjustments and ongoing disputes with U.S. and foreign tax authorities, could be unfavorable, which could have an adverse effect on our business.
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
•We may be limited in our ability to pay dividends in the future.

Operational Risks

We face competition from other pharmaceutical and consumer packaged goods companies, which may threaten the demand for and pricing of our products.

Our Perrigo-branded products compete against store brand, generic, and branded health and wellness products. In addition, our products sold under labels of others (store brand) compete against other store brands, generic, and branded health and wellness products. If we or our store brand customers are unable to compete successfully, our business may lose customers or face negative pricing pressures. In particular:

•Our CSCA and CSCI segments experience direct competition from other drug companies, including brand name companies, that may try to prevent, discourage or delay the use of our products through various measures, including introduction of new products, legislative initiatives, changing dosage forms or dosing regimens, regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions, and attempts to generate negative publicity prior to our introduction of a new competitive product. Moreover, other companies may produce the same products as us, sometimes sold at dramatically lower margins in order to gain market share. Other companies may also introduce new drugs or drug delivery techniques that make our current products less desirable.
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

The development and commercialization process, particularly with respect to innovative products, is both time consuming and costly, and subject to a high degree of business risk. Products currently under development may require re-design to meet evolving regulatory standards, may not perform as expected, may not pass required bioequivalence studies, or may be the subject of intellectual property challenges. Necessary regulatory approvals may not be obtained in a timely manner, if at all. Even if we are successful in developing a product, our customers' failure to launch one of our products successfully, or delays in manufacturing developed products, could adversely affect our operating results. In addition, regulatory agencies may impose higher standards or additional requirements, as a condition to clearing new products, such as requiring more supporting data and clinical data than previously required, which could negatively impact our net sales. In our CSCA segment, we must prove that the regulated generic drug products are bioequivalent to their branded counterparts, which may require bioequivalence studies, and, in the case of topical products, even more extensive clinical endpoint trials to demonstrate their efficacy, and the failure to do so could also negatively impact our sales.
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

We operate in highly regulated industries in numerous countries and are subject to the regulations of a variety of U.S. and non-U.S. agencies related to the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, import, export, advertising, and sale (including cost, pricing and reimbursement) of our products, as described in detail in Item 1. Business - Government Regulation and Pricing. Changes in laws, regulations, and practices in the countries in which we operate, which may be impacted by political pressure and other factors outside of our control, may be difficult or expensive for us to comply with, could restrict or delay our ability to manufacture, distribute, sell or market our products, and may adversely affect our revenue, operating results, and financial condition or impose significant administrative burdens. Divergence in regulatory approach from country to country, and between the EU and individual member states, adds cost and complexity to the compliance framework; and differences in requirements and/or implementation dates in different jurisdictions may provide competitive advantages to manufacturers that operate in other locations. If our products fail to meet regulatory requirements, our sales may be adversely affected, we may incur fines and penalties, and our exposure to liability relating to product-based claims may increase. Below are some examples of ways in which regulatory risk may impact us:

•As described in Item 1. Business - Government Regulation and Pricing, on July 14, 2021, the European Commission adopted a set of proposals to ensure polices are aligned with the goal of reducing net greenhouse gas emissions by at least 55% by 2030 (the "EU Green Deal"). There is a growing focus on environmental impact of self-care products, their ingredients, components, packaging, manufacturing, and disposal. This focus could lead to new requirements and restrictions in the coming years across all product categories.
•We must obtain approval from the appropriate regulatory agencies in order to manufacture and sell our products in the regions in which we operate. Obtaining this approval can be time consuming and costly. When we submit an application for market authorization, there can be no assurance that the regulator will approve that application on a timely basis or at all.
•U.S. law encourages generic competition by providing eligibility for first generic marketing exclusivity if certain conditions are met. If we are granted generic exclusivity, the exclusivity may be shared with other generic OTC companies, including authorized generics; or we may forfeit 180-day exclusivity if we fail to obtain regulatory approval and begin marketing within the statutory requirements. If we are not the first to file our ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of our product and/or possibly reducing our market share.

Perrigo Company plc - Item 1A
Risk Factors
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
•In 2020, regulatory agencies globally, including the FDA and EMA, issued guidance on assessing and controlling nitrosamine impurities in medicine products. We are continuing to undertake a review of our product portfolio in accordance with regulatory guidance to assess the risk of the presence of nitrosamine impurities. Any finding of nitrosamine impurities exceeding levels set by regulatory authorities may require us to adopt modified product sourcing and/or manufacturing processes or to initiate product withdrawal.
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
•The regulation of List I chemicals complicate our supply chain, and adverse regulatory actions may result in temporary or permanent interruption of distribution of our products, withdrawal of our products from the market, or other penalties. If we are unable to obtain necessary quotas for List I chemicals, we risk having delayed product launches or failing to meet commercial supply obligations.
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
•Increased scrutiny of product classifications by government agencies can result in investigations and prosecutions, which carry the risk of significant civil and criminal penalties, including but not limited to, debarment from government business and prohibition to continue the business. For example, the Company is a defendant in a lawsuit initiated by the French Directorate General for Competition, Consumer Affairs and Repression of Fraud ("DGCCRF”) regarding the classification of our XLS Medical weight management product range in France. While the Company believes it has substantial defenses in this matter, it is not feasible to predict the ultimate outcome.
Limitations on reimbursement, continuing healthcare reforms, and changes to reimbursement methods in the United States and other countries may have an adverse effect on our financial condition and operating results.

Increasing healthcare expenditures have received considerable public attention in many of the countries in which we operate. In the U.S., government programs such as Medicaid, as well as private insurers, have been focused on cost containment. In some markets in the EU and outside the U.S., the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. Both private and governmental entities are seeking ways to reduce or contain healthcare costs through legislative and regulatory efforts, as further described in Item 1. Business - Federal Healthcare Programs and Drug Pricing Regulation, which could place further pricing pressure on our products and could negatively impact our operating results.

Under the MDRP, a number of our products are considered non-innovator products and therefore subject to Medicaid federal upper limits ("FUL"), which restrict the amount state Medicaid programs reimburse for non-innovator covered outpatient drugs. While utilization of our products under the Medicaid program is limited, our products generally are subject to state Medicaid program payment methodologies, and may be subject to reimbursement pressures beyond our control.

Perrigo Company plc - Item 1A
Risk Factors

If we fail to comply with the reporting and payment obligations under the Medicaid rebate program or other governmental purchasing and rebate programs, we could be subject to fines or penalties, which could be material.

As described in Item 1. Business - Federal Healthcare Programs and Drug Pricing Regulation, we participate in various U.S. government healthcare programs and are subject to associated price reporting, payment, and other compliance obligations. Calculations of the data we must submit under the foregoing programs are governed by statutory and regulatory requirements that are complex, vary among products and programs, can change over time, and are subject to interpretation by us, governmental or regulatory agencies, and the courts. Failure to comply with the program obligations may result in civil monetary penalties and other punitive measures and liability, such as exclusion from some programs. We cannot be certain that our submissions will not be found by the government to be incomplete or incorrect. Requirements under state drug price transparency programs, such as price reporting to state agencies, also present such inherent risks, including potential imposition of civil monetary penalties.

If we enter into an FSS contract or TRICARE agreement and inadvertently overcharge the government in connection with either, we would be required to refund the difference. Failure to make necessary disclosures and/or to identify contract overcharges can result in False Claims Act allegations or potential violations of other laws and regulations. Unexpected refunds to the government, and responses to a government investigation or enforcement action, are expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Perrigo Company plc - Item 1A
Risk Factors
about our products could result in increased pharmacovigilance reporting requirements, which may give rise to liability if we fail to fully comply with such requirements.

Lack of availability, or significant increases in the cost, of raw materials used in manufacturing our products could have a material adverse effect on our profit margins and operating results.

We rely on third parties to source many of our raw materials and to manufacture certain dosage forms that we distribute, such as inhalers and sterile injectables. Refer to Item 1. Business - Materials Sourcing. Certain raw materials may experience rapid cost increases due to increased labor, relevant commodities, energy costs and other inflationary pressures, and this may have a material negative impact on our financial results, whether or not we are able to pass on such increases to our customers. We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related product in a timely manner, a particularly severe effect for higher volume or more profitable products. It can take substantial time and investment to qualify an alternative supplier or material sources and establish reliable supply.

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

Changes in regulation could impact the supply of the API and certain other raw materials used in our products. For example, the EU promulgated new standards requiring all API imported into the EU be certified as complying with Good Manufacturing Practices established by the EU. The regulations placed the certification requirement on the regulatory bodies of the exporting countries, which led to an API supply shortage in Europe as certain governments were not willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API or other raw ingredients could cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers who are unable to export. This could have a material adverse effect on our business, results of operations, financial condition, and cash flow.

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

The COVID-19 global pandemic and the public health and governmental actions in response continues to have an adverse impact on our operations and could have an adverse impact on our business and financial condition in the future.

As the COVID-19 pandemic and its variants continue to spread across the globe, the outbreak of the disease and the actions to slow its spread have had, and continues to have an adverse impact on our operations. As described in Item 7 - Executive Overview - Impact of COVID-19 Pandemic, the self-care markets in which we compete have been negatively impacted over the past year by COVID-19 pandemic related factors including, a dramatic reduction in cough, cold, and flu illnesses in the first half of the year, higher input costs, and supply chain disruptions. Starting in the second quarter of 2021, we were encouraged to see a sharp rebound in consumer takeaway in the U.S. and Europe in almost all categories, as these countries began to remove restrictions and reopen and the incidences of cough and cold related illnesses begin to increase. Despite increased consumer purchases, net sales for the second quarter of 2021 significantly lagged this consumer takeaway, which we primarily attribute to year over year reductions in customer inventories. Consumer take-away remained strong in the third quarter and we saw a surge in orders. However, due to supply chain disruptions, including the lack of truck drivers in the U.S. and record delays at global shipping ports, our net sales were negatively impacted because of the inability to ship products.

Going forward, the continued spread of the disease and the actions to slow it could have an adverse impact on our financial condition, our supply chains and other operations, our results of operations, consumer demand for our products and our ability to access capital. The magnitude of any such adverse impacts are not determinable, but could be material, depending on: the duration, intensity, and continued spread of the disease, including the

Perrigo Company plc - Item 1A
Risk Factors
emergence of new strains or variants of the virus, some of which may be more contagious or more severe; the imposition or reimposition of business or movement restrictions in various jurisdictions; the timing of widespread availability and acceptance of vaccines and the efficacy of current vaccines against evolving strains or variants of the virus; the severity and duration of any economic downturn resulting from the pandemic; the effect of global supply chain and shipping challenges on the Company; the effectiveness of the Company's efforts at mitigation; and other factors, both known and unknown, many of which are likely to be outside our control. It is also possible that a change in the course of the pandemic may affect consumer demand for products or impact our operations in future periods in ways we do not currently anticipate.

Disruption of our supply chain, including as a result of the COVID-19 pandemic, could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to manufacture, deliver and sell our products is critical to our success. Damage or disruption to our collective supply or distribution capabilities resulting from pandemics (including the COVID-19 pandemic and government responsive actions), labor shortages, border closures, weather conditions, freight carrier availability, any potential effects of climate change, natural disasters, strikes or other labor unrest or other reasons could impair our ability to source inputs or ship, sell or timely deliver our products. Competitors can be affected differently by any of these events depending on a number of factors, including the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events if they occur, particularly when a commodity or raw material is sourced from or a product is manufactured at a single location, could adversely affect our business, financial condition, results of operations and cash flows and require additional resources to restore our supply chain.

During 2021, we experienced supply chain disruptions, including the lack of truck drivers in the U.S. and record delays at global shipping ports, which negatively impacted our net sales because of the inability to ship products. These supply chain disruptions led to a large increase in unfulfilled customer orders. We have taken a series of actions to improve the current situation, including reconfiguring our distribution system for short term shipments, outsourcing highly complex product lines to a third party logistic provider, adding regional carriers for challenged shipping lanes, hiring additional distribution center personnel, and increasing the purchase cycle as it relates to the manufacturing process. While we believe these actions will continue to improve our ability to ship, however, there can be no assurances that we will be able to meet demand due to supply chain constraints. Moreover, if these supply chain disruptions worsen, our results of operations could be further impacted.

A disruption at any of our main manufacturing facilities could have a material adverse effect on our business, financial position, and results of operations.

Our manufacturing operations are concentrated in a few locations. Refer to Item 1. Business - Manufacturing and Distribution for more information. A significant disruption at one or more of these facilities, whether due to fire, natural disaster, power loss, intentional acts of vandalism, climate change, war, terrorism, insufficient quality, or pandemic could materially and adversely affect our business.

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

We have entered into strategic alliances with partners and suppliers to develop, manufacture, market and/or distribute certain products, or components of our products in various markets. We commit substantial effort, funds and other resources to these various collaborations. There is a risk that our investments in these collaborative arrangements will not generate financial returns. While we believe our relationships with our partners and suppliers generally are successful, disputes, conflicting priorities or regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefit of the collaboration. Refer to Item 8. Note 1. A failure or inability of our partners or suppliers to fulfill their collaboration obligations, or the occurrence of any of the risks above, could have an adverse effect on our business, financial condition, and results of operations.

Our business depends upon certain customers for a significant portion of our sales, therefore our business would be adversely affected by a disruption of our relationship with these customers or any material adverse change in these customers' businesses. The risk of such impacts would be increased by continued consolidation in the sector in which our customers operate.

We have one significant customer that represents approximately 14% of our consolidated net sales. While we have other important customers, no other individual customer represents more than 10% of net sales. However, the loss of one or more of our customers could be material. We believe we have good relationships with all our customers. If our relationship with any of our significant customers, including the terms of doing business with the customers, changes significantly, it could have a material adverse impact on us. Refer to Item 1. Business - Significant Customers.

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

Our business operations are increasingly dependent upon information technology systems that are highly complex, interrelated with our external business partners, and may contain confidential information (including personal data, trade secrets or other intellectual property, or proprietary business information). The nature of digital systems, both internally and externally, makes them potentially vulnerable to disruption or damage from human error and/or security breaches, which include, but are not limited to, ransomware, data theft, denial of service attacks, sabotage, industrial espionage, interruptions or other system issues, unauthorized access and computer viruses. Such events may be difficult to detect, and once detected, their impact may be difficult to assess and address.

Cyber-attacks have become increasingly common. We have experienced immaterial business disruption, monetary loss and data loss as a result of phishing, business email compromise and other types of attacks. While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient, and that could subject us to significant risks, including, without limitation:

Perrigo Company plc - Item 1A
Risk Factors
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
We are also subject to numerous laws and regulations designed to protect personal data, such as the California Consumer Privacy Act in the U.S. and the European General Data Protection Regulation ("GDPR"). These data protection laws introduced more stringent data protection requirements and significant potential fines, as well as increased our responsibility and potential liability in relation to personal data that we process and possess. We have put mechanisms in place to ensure compliance with applicable data protection laws but there can be no guarantee of their effectiveness.

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

Effective October 4, 2021, Jim Dillard was named EVP and President of our CSCA segment. Changes in executive management create uncertainty. Moreover, changes in our company as a result of management transition could have a disruptive impact on our ability to implement, or result in changes to, our strategy and could negatively impact our business, financial condition and results of operations.

Strategic Risks

We may not realize the benefits of business acquisitions, divestitures, and other strategic transactions, which could have a material adverse effect on our operating results.

In the normal course of business, we engage in discussions relating to possible acquisitions, divestitures, and other strategic transactions, some of which may be significant in size or impact. Transactions of this nature create substantial demands on management, operational resources, technology, and financial and internal control systems, and can be subject to government approvals or other closing conditions beyond the parties' control. In the case of acquisitions, including the acquisition of HRA Pharma, we may face difficulties with integrating these businesses, managing expanded operations, achieving operating or financial synergies in expected timeframes or in new products or geographic markets. In the case of divestitures, including the separation of the RX business, we may face difficulty in effectively transferring contracts, obligations, facilities, and personnel to the purchaser, while minimizing continued exposure to risks and liabilities of the divested business.

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

On September 8, 2021, we and the Purchaser entered into a Put Option Agreement to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from funds affiliated with the

Perrigo Company plc - Item 1A
Risk Factors
Sellers. On October 20, 2021, the Company, the Purchaser and the Sellers entered into the Purchase Agreement. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser has agreed to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from the Sellers for cash. The proposed final transaction is subject to the satisfaction of customary closing conditions, including regulatory approvals. Other events, changes or circumstances could delay the transaction or result in the termination of the Purchase Agreement. There can be no assurances as to the Company’s ability to fulfill the conditions to closing in the expected timeframe, or at all, or the ability to achieve the expected benefits of the acquisition. Moreover, anticipated integration or other costs in connection with the proposed acquisition may change.

Acquisitions and divestitures, also involve costs, including fees and expenses of financial advisors, lawyers, accountants, and other professionals, and can involve retention bonuses and other additional compensation of employees or increase turnover in personnel. Any of these risks or expenses could have a negative effect on our financial condition or results of operations.

We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations.
We have recorded significant goodwill and intangible assets on our balance sheet as a result of previous acquisitions, which could become impaired and lead to material charges in the future.

We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statement of Operations. As of December 31, 2021, the net book value of our goodwill and intangible assets were $3.0 billion and $2.2 billion, respectively. In the past three years, we have recognized a total of $186.9 million in asset impairments, across all segments and asset categories.

Refer to Item 8. Note 4 for additional information related to our goodwill and intangible assets.

There can be no assurance that our strategic initiatives will achieve their intended effects.
We are in the process of implementing certain initiatives designed to increase operational efficiency and improve our return on invested capital by globalizing our supply chain through global shared service arrangements, streamlining our organizational structure, making key executive employee changes, performing a strategic portfolio review, and disposing of certain assets. Furthermore, while we have completed our transformation into a consumer-focused, self-care company, there can be no assurance that such transformation will receive the level of market support that we expect or that we will be able to achieve the anticipated operational, strategic and other benefits. Moreover, our business is now less diversified with a narrower focus, which could make us more susceptible to changing market conditions.

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

We manufacture, source raw materials, and sell our products in a number of countries. The percentage of our business outside the U.S. has been increasing. We are subject to risks associated with international manufacturing and sales, including: changes in regulatory requirements. Refer to Item 1. Business - Government Regulations and Pricing, for changes to tax and import/export laws and trade and customs policies (including the enactment of tariffs on goods imported into the U.S., including but not limited to, goods imported from China), problems related to markets with different cultural biases or political systems, possible difficulties in enforcing agreements, longer payment cycles and shipping lead-times, difficulties obtaining export or import licenses, and imposition of withholding or other taxes.

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

We operate in jurisdictions that could be affected by economic and geopolitical instability, which could have a material adverse effect on our business.

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

•On June 23, 2016, the UK electorate voted in a referendum to voluntarily depart from the EU, known as "Brexit". The UK Government subsequently approved a withdrawal agreement and left the EU on January 31, 2020. The UK left the EU customs union and the single market for a transition period that expired on December 31, 2020. The Trade and Cooperation Agreement ("TCA") was signed on December 30, 2020, was applied provisionally as of January 1, 2021 and entered into force on May 1, 2021. The TCA provides for free trade in goods and limited mutual market access in services, as well as for cooperation mechanisms in a range of policy areas and UK participation in some EU programs. It is for indefinite duration but is subject to review every 5 years and may be terminated on 12 months’ notice. Uncertainty relating to the Ireland/Northern Ireland protocol remains. It is unclear whether the flexible solutions proposed by the EU Commission to ensure uninterrupted supply of medicines from Great Britain to Northern Ireland will be implemented. However, significant political and economic uncertainty remains as to aspects of the future relationship between the UK and the EU. Future trading terms between the UK and other trading partners, including the United States, are also unknown. Although the TCA is in place, the full extent of any disruption on imports and exports, for example relating to increased regulatory complexities, is unknown. The UK now has an ability to diverge from EU regulation (the UK Government’s stated aim), which could enable the UK to seek competitive regulatory advantage. However, the EU could respond by withdrawing benefits under the TCA. These complexities may impair the ability of our operations in the EU to transact business in the UK in the future, and similarly the ability of our UK operations to transact business in the future in the EU. In

Perrigo Company plc - Item 1A
Risk Factors
addition, Brexit could lead to legal uncertainty and potentially different national laws and regulations as the UK determines which EU laws to replace or replicate. Any of the above mentioned effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

Moreover, financial volatility and geopolitical instability outside the U.S. may impact our operations or affect global markets. For example, the outbreak of war between Russia and Ukraine and the resulting sanctions by U.S. and European governments, together with any additional future sanctions by them, could have a larger impact that expands into other markets where we do business, including our supply chain, business partners and customers in the broader region, which could result in lost sales, supply shortages, increase manufacturing costs and lost efficiencies. Further, the conflict may adversely impact macroeconomic conditions and increase volatility in and affect our ability to access capital markets and external financing sources on acceptable terms or at all. Given the international scope of our operations, any of the above mentioned effects of war between Russia and Ukraine, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

The international scope of our business exposes us to risks associated with foreign exchange rates.

We report our financial results in U.S. dollars. However, a significant portion of our net sales, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. These currencies include, among others, the Euro, Indian rupee, British pound, Canadian dollar, Australian dollar, and Mexican peso. Our Branded Consumer Self-care business ("BCS") is a euro-denominated business that represents a significant portion of our net sales, net earnings and net assets. Fluctuations in currency exchange rates, including as a result of inflation, central bank monetary policies, currency controls or other currency exchange restrictions have had, and could continue to have, an adverse impact on our financial performance. We may seek to mitigate the risk of such impacts through hedging, but such hedging activities may be costly and may not be effective.

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

We may become involved in lawsuits arising from a wide variety of commercial, manufacturing, development, marketing, sales and other business-related matters, including, but not limited to, competitive issues, pricing, contract issues, intellectual property matters, false advertising, antitrust or unfair competition, taxation matters, workers' compensation, product quality/recall, environmental remediation, securities law, disclosure, product liability and regulatory issues. Litigation is unpredictable and could result in potentially significant monetary damages, and we could incur substantial legal expenses, even if a claim against us is unsuccessful. We intend to vigorously defend against any lawsuits, however, we cannot predict how the cases will be resolved. Adverse results in, or settlements of, such cases could result in substantial monetary judgments. No assurance can be made that litigation will not have a material adverse effect on our reputation, financial position or results of operations in the future. Refer to Item 8. Note 19.

The actual or alleged presence of certain hazardous substances or petroleum products on, under or in our currently or formerly owned property, or from a third-party disposal facility that we may have used, or the failure to remediate them, could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on our ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on us. Refer to Item 1. Business - Information Applicable to All Reportable Segments - Environmental for more information related to environmental remediation matters.

Perrigo Company plc - Item 1A
Risk Factors
Increased scrutiny on pricing practices and competition in the pharmaceutical industry, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and operating results.

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

In addition, we have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class action, individual plaintiff direct action, State Attorney General, and county lawsuits alleging that we engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as calendar year 2010. Refer to Item 8. Note 19. While we intend to defend these lawsuits vigorously, any adverse decision could have a material adverse impact on our business, results of operations and reputation.

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

•As a manufacturer of generic pharmaceutical products, the ability of our CSCA and CSCI segments to bring new products to market is often limited by third-party patents or proprietary rights and regulatory exclusivity periods awarded on products. Launching new products prior to resolution of intellectual property issues may result in us incurring legal liability if the related litigation is later resolved against us. The cost and time for us to develop prescription and Rx-to-OTC switch products is significantly greater than the rest of the new products that we introduce. Any failure to bring new products to market in a timely manner could cause us to lose market share, and our operating results could suffer.
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
•At times, our CSCA segment may seek approval to market drug products before the expiration of a third party's patents for therapeutically-equivalent products, based upon our belief that such patents are invalid, unenforceable or would not be infringed by our products. In these cases, we may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, we may, in

Perrigo Company plc - Item 1A
Risk Factors
certain circumstances, elect to market a store brand or generic pharmaceutical product while litigation is pending, before any court decision, or while an appeal of a lower court decision is pending, known as an "at risk" launch. The risk involved in an "at risk" launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits we make from selling the generic version of the product. By electing to proceed in this manner, we could face substantial damages if we receive an adverse final court decision. In the case where a patent holder is able to prove that our infringement was "willful" or "exceptional," under applicable law, the patent holder may be awarded up to three times the amount of its actual damages or we may be required to pay attorneys’ fees.

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

It has become increasingly commonplace for investors to file lawsuits against companies following a rapid decrease in market capitalization. We have been in the past, are currently, and may be in the future, named in these types of lawsuits. These types of lawsuits can be costly and divert management attention and other resources away from our business, regardless of their merits, and could result in adverse settlements or judgments. The inherent uncertainty of earnings guidance and related lawsuits could have a material impact on us.

Significant increases in the cost or decreases in the availability of the insurance we maintain could adversely impact our operating results and financial condition. Disputes with insurers on the scope of existing policies may limit the coverage available under such policies.

To protect us against various potential liabilities, we maintain a variety of insurance programs, including property, general, product, and directors' and officers' liability. We may reevaluate and change the types and levels of insurance coverage that we purchase. Insurance costs, including deductible or retention amounts, may increase, or our coverage could be reduced, which could lead to an adverse effect on our financial results depending on the nature of a loss and the level of insurance coverage we maintained. Moreover, we are self-insured when insurance is not available, not offered at economically reasonable premiums or does not adequately cover claims brought against us. Our business inherently exposes us to claims, and an unanticipated payment of a large claim may have a material adverse effect on our business.

Perrigo Company plc - Item 1A
Risk Factors
Disputes with insurers on the scope of existing policies may reduce the coverage available under such policies. In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against us and our current and former directors and officers seeking declaratory judgments on certain coverage issues. If successful, such claims would limit the policies available to Perrigo for certain pending securities claims, as well as claims for legal expenses relating to certain matters that were previously resolved, and could reduce substantially Perrigo’s total insurance coverage for such claims.

Tax Related Risks

The resolution of uncertain tax positions, including the Notices of Proposed Adjustments and ongoing disputes with U.S. and foreign tax authorities, could be unfavorable, which could have an adverse effect on our business.

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

We are currently involved in several audits and adjustment-related disputes and related litigation, including the NOPAs, as described more fully in Item 8. Note 17. Based on a review of the relevant facts and circumstances, we believe that these matters will not result in a material impact on our consolidated financial position, results of operations or cash flows. However, while we believe that our position in these matters is correct, there can be no assurance of ultimate favorable outcomes, and if one or more matters are ultimately resolved unfavorably it would have a material adverse impact on us, including a material adverse impact on our financial position, liquidity, capital resources, and strategy. In addition, an adverse result with respect to any of such matters could ultimately require the use of corporate assets to pay assessments and related interest, penalties, or other amounts, and any such use of corporate assets would limit the assets available for other corporate purposes. We will consider the financial statement impact of any additional facts as they become available.

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

Additionally, we are subject to tax laws in various jurisdictions globally. Refer to Item 1. Business - Government Regulation and Pricing for a discussion of recent changes to U.S. and EU tax laws. Any of these changes could have a prospective or retroactive application to us, our shareholders, and affiliates, and could adversely affect us by changing our effective tax rate and limiting our ability to utilize cash in a tax efficient manner.

Perrigo Company plc - Item 1A
Risk Factors
Our effective tax rate or cash tax payment requirements may change in the future, which could adversely impact our future results of operations.

A number of factors may adversely impact our future effective tax rate or cash tax payment requirements, which may impact our future results and cash flows from operations. Refer to Item 8. Note 17. These factors include, but are not limited to: changes to income tax rates, to tax laws or the interpretation of such tax laws (including additional proposals for fundamental international tax reform globally); the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards, treatment or characterization of intercompany transactions, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and divestitures of current operations.

Capital and Liquidity Risks

Our indebtedness could adversely affect our ability to implement our strategic initiatives.

Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At December 31, 2021, our total indebtedness outstanding was $3.5 billion.

•Our senior credit facilities, the agreements governing our senior notes, and agreements governing our other indebtedness contain a number of restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors, or repurchase our shares, unless certain financial tests or other criteria are satisfied. These covenants include specified financial ratios and tests, which could affect our ability to operate our business or limit our ability to take advantage of potential business opportunities, such as acquisitions. If we do not comply with the covenants and restrictions contained in the agreements governing our indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. For example, during the three months ended December 31, 2021, we received a waiver for non-compliance with the leverage covenant as of December 3, 2021 from the lenders under both credit facilities and entered into an amendment to each of the 2018 Revolver and 2019 Term Loan. Under such amendments, the maximum leverage ratio was increased to 5.75 to 1.00 for the fourth quarter of 2021 and the first quarter of 2022, returning to 3.75 to 1.00 beginning with the second quarter of 2022. If we consummate certain qualifying acquisitions in the fourth quarter of 2021 or any subsequent quarter during the term of the loan, the maximum ratio would increase to 4.00 to 1.00 for such quarter.
•A default under certain indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If our indebtedness is accelerated, there can be no assurance that we would be able to repay or refinance our debt or obtain sufficient new financing.
•During the third quarter of 2021, our credit ratings were downgraded by Moody’s and S&P Global Ratings to Ba1 (negative) and BB (stable), respectively, which are not investment grade ratings. On December 31, 2021, our credit rating was BBB- (negative) by Fitch Ratings Inc., which is an investment grade rating. Future downgrades to our credit ratings may limit our access to capital and materially increase borrowing costs on current or future financing, including via trade payables with vendors. Customers' inclination to purchase goods from us may also be affected by the publicity associated with deterioration of our credit ratings.
•There are various maturity dates associated with our credit facilities, senior notes, and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. Further, there is no assurance that any future refinancing or renegotiation of our senior credit facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Perrigo Company plc - Item 1A
Risk Factors
We cannot guarantee that we will buy back our ordinary shares pursuant to our announced share repurchase plan or that our share repurchase plan will enhance long-term shareholder value.

In October 2018 our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. During the year ended December 31, 2021, we did not repurchase any shares under such authorization. The specific timing and amount of additional buybacks under the authorization, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, the nature of other investment opportunities and the availability of our distributable reserves. In particular, following our credit agreement amendments in December 2021, until June 30, 2022, we are limited to repurchasing $50.0 million of common shares unless our leverage ratio for the trailing four quarters does not exceed 3.75 to 1. In addition, our ability to repurchase shares may be limited in the future under Irish law, if at any time we do not have sufficient distributable reserves.

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

At our annual general meeting of shareholders in May 2021, our shareholders authorized our Board of Directors to issue up to a maximum of 33% of our issued ordinary capital on that date for a period of 18 months from the passing of the resolution. At the annual general meeting, our shareholders also authorized our Board of Directors to issue ordinary shares on a nonpreemptive basis in the following circumstances: (i) an issuance of shares in connection with any rights issuance and (ii) an issuance of shares for cash, if the issuance is limited to up to 5% of the Company’s issued ordinary share capital (with the possibility of issuing an additional 5% of the Company’s issued ordinary share capital provided the Company uses it only in connection with an acquisition or a specified capital investment that is announced contemporaneously with the issuance, or which has taken place in the preceding six-month period and is disclosed in the announcement of the issuance), bringing the total acceptable limit for nonpreemptive share issuances for cash to 10% of the Company’s issued ordinary share capital.

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

Perrigo Company plc - Item 1A
Risk Factors
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

A number of factors may limit our ability to pay dividends, including, among other things:

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

While we currently expect to continue paying dividends, significant changes in our business or financial condition such as asset impairments, sustained operating losses and the selling of assets, could impact the amount of distributable reserves available to us. We could seek to create additional distributable reserves through a reduction in our share premium, which would require 75% shareholder approval and the approval of the Irish High Court. The Irish High Court's approval is a matter for the discretion of the court, and there can be no assurances that such approval would be obtained. In the event that additional distributable reserves are not created in this way, dividends, share repurchases or other distributions would generally not be permitted under Irish law until such time as we have created sufficient distributable reserves in our audited statutory financial statements as a result of our business activities.

Additionally, we are subject to financial covenants in our 2018 Revolver and 2019 Term Loan, including a maximum leverage ratio covenant. Recent amendments to the 2018 Revolver and 2019 Term Loan modified certain provisions related to restricted payments to account for an amended leverage ratio covenant. Refer to Item 7. Management's Discussion and Analysis under Waiver and Amendment of Debt Covenants, for more information. Under such modifications, prior to June 30, 2022, we are required to meet a leverage ratio of 3.75 to 1.0 before making certain payments concerning our equity interests, such as dividends (except our regular dividend) or share repurchases.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Perrigo Company plc - Item 2

ITEM 2.    PROPERTIES
Our world headquarters is located in Dublin, Ireland, and our North American base of operations is located in Allegan, Michigan. We manufacture products at 20 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 80% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at December 31, 2021:

Country	Number of Facilities	Segment(s) Supported

Ireland	1	CSCA, CSCI
United States	43	CSCA, CSCI
Mexico	9	CSCA
France	6	CSCI
United Kingdom	5	CSCI
China	4	CSCA, CSCI
Belgium	4	CSCI
Austria	3	CSCI
Germany	3	CSCI
Australia	2	CSCI

We believe that our production facilities are adequate to support the business, and our property and equipment are well maintained. Our manufacturing plants are suitable for their intended purposes and have capacities for current and near term projected needs of our existing products.

ITEM 3.    LEGAL PROCEEDINGS

Information regarding our current legal proceedings is presented in Item 8. Note 19.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Perrigo Company plc - Additional Item
Executive Officers

ADDITIONAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers and their ages and positions as of February 25, 2022 were:

	Title and Business Experience	Age
Svend Andersen	Mr. Andersen was named Executive Vice President and President, Consumer Self-Care International in February 2017. Prior to joining Perrigo in May 2016, Mr. Andersen served as Executive Vice President - Europe for LEO-Pharma from December 2015 to May 2016. Prior to that, he was Regional President and Corporate officer at Hospira, Inc.’s Europe, Middle East and Africa (“EMEA”) business for five years, was Executive Vice President responsible for the Western European division’s pharmaceuticals, generics, OTC and hospital products businesses at Actavis from 2008 to 2015 including leading Alpharma’s EMEA businesses prior to its acquisition by Actavis, and prior to that, spent 10 years with Ferrosan (A Novo Nordisk Subsidiary) specialized in OTC and consumer health products as Vice President for Global Commercial Operations.	60
James E. Dillard III
James E. Dillard III was named Executive Vice President and President, Consumer Self-Care International in October 2021. Mr. Dillard previously served as Executive Vice President, Chief Scientific Officer from January 2019 until October 2021. Mr. Dillard joined Perrigo from Altria Group, Inc., where he served as Senior Vice President, Research, Development and Sciences and Chief Innovation Officer from January 2009 to May 2018. During his tenure with Altria Group, Mr. Dillard led the creation of the Regulatory Affairs function in 2009 and also served as Chief Innovation Officer for Altria Client Services and Senior Vice President of Research, Development & Regulatory Affairs for Altria Group. He held science and technology leadership roles with U.S. Smokeless Tobacco Company, an Altria Group Inc. operating company, from 2001 to 2009. Mr. Dillard worked for the U.S. Food and Drug Administration between 1987 and 2001 as Director of the Division of Cardiovascular and Respiratory Devices, as well as in various leadership roles in the Center for Devices and Radiological Health and the Office of Device Evaluation.
		58
Thomas M. Farrington	Mr. Farrington was named Executive Vice President and Chief Information Officer in November 2015. He formerly served as Senior Vice President and Chief Information Officer from October 2006 to November 2015.	64
Ronald C. Janish	Mr. Janish was named Chief Transformation Officer in January 2019 and Executive Vice President of Global Operations and Supply Chain in October 2015. He served as Senior Vice President of International and RX Operations from 2012 until 2015 and as Managing Director of Perrigo’s Australian operations from 2010 to 2012. Previously, he held Senior Vice President roles for Perrigo in International Market Development, China Business Development and Global Procurement.	56
Murray S. Kessler
Mr. Kessler was appointed President, Chief Executive Officer and Board Member of Perrigo Company plc, effective October 8, 2018. Before joining Perrigo, Mr. Kessler served as the Chairman of the Board of Directors, President and Chief Executive Officer of Lorillard, Inc. from 2010 to 2015. He served as Vice Chair of Altria, Inc. in 2009 and President and CEO of UST, Inc. from 2000 to 2009, a wholly owned subsidiary. Previous to his time at UST, Mr. Kessler had over 18 years of consumer-packaged goods experience with companies including Vlasic Foods International, Campbell Soup and The Clorox Company. In addition to his board service at Lorillard, Mr. Kessler previously served on the board of directors of Reynolds-American, Inc. from 2015 to 2017. Mr. Kessler has served as voluntary President of the United States Equestrian Federation from 2015 to January 2021.
		62
Todd W. Kingma	Mr. Kingma was named Executive Vice President, General Counsel and Secretary in May 2006. He served as Vice President, General Counsel and Secretary from August 2003 to May 2006.	62
Grainne Quinn	Dr. Quinn was named Executive Vice President in July 2016 and has served as Chief Medical Officer since November 2015. Prior to that she served as Vice President and Head of Global Patient Safety from January 2014 until November 2015. Dr. Quinn was Vice President and Head of Global Pharmacovigilance and Risk Management for Elan from April 2009 until December 2013 when the Company acquired Elan.	52
Raymond P. Silcock	Mr. Silcock was named Executive Vice President and Chief Financial Officer in March 2019. Prior to joining Perrigo, Mr. Silcock served as Chief Financial Officer at INW Holdings from 2018 to 2019 and as Executive Vice President and Chief Financial Officer of CTI Foods from 2016 to 2018. In March 2019, CTI Foods filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court in Delaware. From 2013 until the company’s sale in 2016, Mr. Silcock was Executive Vice President and Chief Financial Officer of Diamond Foods, Inc. and previously held Chief Financial Officer roles at UST, Inc., Swift & Co. and Cott Corporation. He also served on the board of Pinnacle Foods, Inc. from 2008 until the company was sold in 2018. His early career was highlighted by an 18-year tenure in positions of increasing responsibility at Campbell Soup Company. Mr. Silcock is a Fellow of the Chartered Institute of Management Accountants (UK).	71
Robert Willis	Mr. Willis was named Executive Vice President and Chief Human Resources Officer in March 2019 after serving as Vice President of Human Resources Global Businesses for nearly six years. Prior to joining Perrigo, Mr. Willis gained more than 20 years of experience in Human Resources leadership through roles with Fawaz Alhokair Group in the Middle East, GE Capital in the UK and Ireland, DoubleClick in North America and internationally, and Norkom Technologies in Europe and North America. He also was a Partner and Founding Member of the Black & White Group.	53

Perrigo Company plc - Additional Item
Executive Officers

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to June 6, 2013, our common equity traded on the Nasdaq Global Select Market under the symbol PRGO. Since June 6, 2013, our common equity has traded on the New York Stock Exchange under the symbol PRGO.

In association with the acquisition of Agis Industries (1983) Ltd., our common equity had been trading on the Tel Aviv Stock Exchange (“TASE”) since March 16, 2005 under the same symbol. As a result of the RX business divestiture, we initiated steps to voluntarily delist our ordinary shares from trading on the TASE on November 22, 2021. The delisting of our ordinary shares took effect on February 23, 2022.

As of February 25, 2022, there were 133,784,716 record holders of our ordinary shares.

The graph below shows a comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index and the S&P Pharmaceuticals Index. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends. Information in the graph is presented for the years ended December 31, 2015 through December 31, 2021.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PERRIGO COMPANY PLC, THE S&P 500 INDEX, AND THE S&P PHARMACEUTICALS INDEX
*     $100 invested on December 31, 2016 - in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion (the "2015 Authorization"). Following the expiration of our 2015 share repurchase plan authorization in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the year ended

Perrigo Company plc - Item 5

December 31, 2021 or December 31, 2019. During the year ended December 31, 2020, we repurchased 3.4 million ordinary shares at an average purchase price of $48.28 per share for a total of $164.2 million under the 2018 Authorization. As of December 31, 2021 the approximate value of shares available for purchase under the 2018 Authorization was $835.8 million.

ITEM 6.    [RESERVED]

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

Our vision is to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that are designed to enhance individual well-being and empower consumers to proactively prevent or treat conditions that can be self-managed.

We endeavor to empower consumers’ self-care decisions, utilizing the Company’s core competencies to fully take advantage of the massive global trend towards self-care. We define self-care as not just treating disease or helping individuals feel better after taking a product, but also maintaining and enhancing their overall health and wellness. Consistent with our vision, in 2019 Perrigo’s management and board of directors launched a three-year strategy to transform the Company into a consumer self-care leader. We completed our transformation to a consumer self-care company in 2021 by reconfiguring the portfolio through the divestiture of our RX business, announcement of the acquisition of HRA Pharma, and removal of significant uncertainty through settlement of a tax exposure. In addition, we continue to invest in growth initiatives to drive future consistent and sustainable results in line with consumer-packaged goods peers.

Our fiscal year begins on January 1 and ends on December 31 of each year. We end our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Our Segments

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and Oral care categories, our divested Animal health category, and contract manufacturing) in the U.S., Mexico and Canada.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business primarily branded in Europe and Australia, and our store brand business in the United Kingdom and parts of Europe and Asia. Our liquid licensed products business in the United Kingdom was divested on June 19, 2020.

Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company.

Perrigo Company plc - Item 7
Executive Overview

For information on each segment, our business environment, and competitive landscape, refer to Item 1. Business. For results by segment and geographic locations see below "Segment Results" and Item 8. Note 2 and Note 21.

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

Competitive Advantage

We are a fast-moving consumer goods company with the supply chain breadth necessary to support customers in the markets we serve. These durable business model competencies align with our five strategic pillars and we believe provide us a competitive advantage in the marketplace. We fully integrate quality in our operational systems across all products. Our ability to manage our supply chain complexity across multiple dosage forms, formulations, and stock-keeping units, as well as acquisitions, integrations, and hundreds of global partners provides value to our customers. Product development capacity and life cycle management are at the core of our operational investments. Globally we have 20 manufacturing plants that are all in good regulatory compliance standing and have systems and structures in place to guide our continued success. Our leadership team is fully engaged in aligning all our metrics and objectives around sustainable compliance with industry associations and regulatory agencies.

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

Perrigo Company plc - Item 7
Executive Overview

Recent Highlights

Year Ended December 31, 2021

•Effective October 5, 2021, Jim Dillard was named Executive Vice President ("EVP") and President of our CSCA segment. Mr. Dillard's supply chain, manufacturing, R&D, innovation, and regulatory experience, along with his proven leadership skills, make him uniquely qualified to lead this segment. Before this role, Mr. Dillard served as Perrigo's EVP and Chief Scientific Officer.

•On September 8, 2021, we announced a definitive agreement to acquire the outstanding equity interests of HRA Pharma for approximately €1.8 billion, or approximately $2.1 billion at the time. The proposed final transaction is expected to close in the first half of 2022, subject to the satisfaction of customary closing conditions, including regulatory approvals. See below under “HRA Pharma Acquisition Agreement” for further details.

•On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion, subject to customary adjustments for cash, debt, working capital and certain transaction expenses. See below under “RX Business Divestiture" for further details.

•On March 1, 2021, CEO & President Murray S. Kessler signed a three-year contract extension until October 8, 2024 to guide Perrigo in successfully executing our transformation to a consumer-focused, self-care company.

Year Ended December 31, 2020

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

•On October 27, 2020, we announced that we will be establishing a new North American headquarters in Grand Rapids, Michigan. We signed an agreement to lease space located in Michigan State University's Grand Rapids Innovation Park and expect the building to be ready for occupancy in mid-2022. This new location will help us support cross-functional collaboration and position us to routinely interact with a statewide education and research network within the Grand Rapids Medical Mile. This expansion is consistent with our self-care transformation and will advance our self-care vision.

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

Perrigo Company plc - Item 7
Consolidated

RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2021	December 31, 2020	December 31, 2019
Net sales	$4,138.7	$4,088.2	$3,869.9
Gross profit	$1,416.2	$1,494.9	$1,433.7
Gross profit %	34.2%	36.6%	37.0%
Operating income	$410.4	$265.2	$174.7
Operating income %	9.9%	6.5%	4.5%
*    Total net sales by geography is derived from the location of the entity that sells to a third party.

Year Ended December 31, 2021 vs. December 31, 2020

Net sales increased $50.5 million, or 1%, due to:
•$78.4 million increase due primarily to:
•$60.9 million increase from favorable foreign currency translation; and
•$46.2 million increase from our acquisitions of the three Eastern European Brands in October 2020 and Dr. Fresh in April 2020; partially offset by
•$28.7 million decrease due to our now-divested Rosemont pharmaceuticals business previously included in our CSCI segment.
•$27.9 million, or 0.7%, net decrease in the base business due primarily to a decline of $68.3 million in sales of cough and cold products due to the low incidence of related illness during the first half of the year. Additional decreases were due primarily to a decrease in demand of certain products due primarily to COVID-19 restrictions, inventory reductions at our retail customers in the U.S. compared to the prior year, and $38.4 million of discontinued products. These decreases were partially offset by the incremental impact of $130.0 million in sales of new products, recognition of contract manufacturing sales to the now-divested RX business, and positive pricing.

Operating income increased $145.2 million, or 55%, due to:

•$78.7 million decrease in gross profit due primarily to unfavorable plant overhead absorption due to lower production volumes resulting from the weak cough cold season in the first half of the year, and by higher input and freight costs. Gross profit as a percentage of net sales decreased 240 basis points due to these same factors, as well as unfavorable product mix.

Perrigo Company plc - Item 7
Consolidated

•$223.9 million decrease in operating expenses due primarily to:
•$226.5 million decrease in other operating expenses due primarily to:
•$417.6 million award received for the claim arising from the Omega Acquisition, as described in Item 8. Note 19; partially offset by
•$173.1 million of impairment charges primarily on goodwill and held for sale assets related to the Latin American businesses and goodwill related to our Oral Care International business;
•$13.7 million increase in restructuring expenses primarily associated with actions taken to streamline the organization; and
•$4.0 million increase for the absence of an insurance reimbursement received in the prior year period.

•$2.6 million increase in selling, distribution, R&D, and administration expenses due primarily to:
•$7.8 million increase in distribution expenses due primarily to increased warehouse costs; and
•$3.5 million increase in administration expenses due primarily to a reduction in an insurance recovery receivable related to litigation contingencies, and an increase in legal and professional fees, partially offset by our Project Momentum cost savings initiative and transitional service agreement ("TSA") income from the acquirer of our former RX business; partially offset by
•$9.1 million decrease in selling, advertising and promotion expenses due primarily to decreased spend in our OTC business within CSCA and negative consumption trends in the cough and cold and parasite products within CSCI.

Year Ended December 31, 2020 vs. December 31, 2019

Net sales increased $218.3 million, or 6%, due to:
•$299.4 million, or 8%, net increase due primarily to an increase in the CSCA segment of $252.1 million and CSCI segment of $47.4 million.
•CSCA growth of $252.1 million included $168.2 million from the acquisitions of Ranir and Dr. Fresh for sales in periods of 2020 with no comparable sales in 2019, and net sales growth of $83.9 million driven primarily by certain OTC product categories. OTC growth was due primarily to favorable consumer conversion to products in our Digestive health category, the increase of consumer COVID-19 related demand experienced in the first half of 2020 in the Pain and sleep aids category, and the incremental impact of new product sales, all of which benefited from strong e-commerce performance. These were partially offset by a $38.6 million reduction in sales from the weak start to the cough cold season in late 2020, and normal pricing pressure.
•In our CSCI segment, net sales increased $47.4 million due primarily to the Ranir, Dr. Fresh and Eastern European dermatology brands acquisitions contributing $45.3 million in sales for periods of 2020 with no comparable sales in 2019, net positive pricing, the incremental impact of new product sales, and an increase in demand for certain products in our Pain and sleep-aids and Vitamins, minerals and supplements ("VMS") categories due to pandemic-related factors. These increases were partially offset by a decrease in sales of certain products in our Skincare and personal hygiene and Healthy lifestyle categories due to pandemic-related factors, a decrease in sales of $24.1 million from the weak start to the cough cold season in late 2020, and discontinued products of $10.0 million.
•$81.2 million decrease due primarily to:
•$84.0 million decrease due to our divested animal health business previously included in our CSCA segment, and our divested Rosemont pharmaceuticals business and Canoderm prescription product, both previously included in our CSCI segment; and
•$6.4 million decrease due to $10.5 million unfavorable foreign currency translation in the Mexican Peso, net of a $4.1 million increase from favorable foreign currency translation primarily related to the Euro; partially offset by

Perrigo Company plc - Item 7
Consolidated

•$9.2 million increase due to the absence of the Ranitidine retail market withdrawal included in the prior year.

Operating income increased $90.5 million, or 52%, due to:

•$61.2 million increase in gross profit due primarily to increased net sales as described above, which was partially offset by infant nutrition operational inefficiencies, increased labor and overhead costs associated with the COVID-19 pandemic, and an increase in commodity costs for a certain OTC brand. Gross profit as a percentage of net sales decreased 40 basis points due primarily to these same factors, unfavorable product mix mainly due to the Oral care acquisitions, and normal pricing pressures, partially offset by the absence of the Ranitidine retail market withdrawal included in 2020.

•$29.3 million decrease in operating expenses due primarily to:
•$22.8 million decrease in restructuring expenses related primarily to the prior year reorganization of our sales force in France and reorganization of our executive management team;
•The absence of $13.8 million of impairment charges primarily for goodwill and certain definite-lived intangible assets in our CSCI segments taken in the prior year;
•The absence of a $7.1 million asset abandonment charge related to our waste water treatment plant in Vermont taken in the prior year; partially offset by
•$7.0 million increase in selling and administration expenses due primarily to the inclusion of expenses from our acquisitions of Ranir and Dr. Fresh, an increase in insurance expense, an increase in employee incentive compensation expense, and incremental COVID-19 related operating costs, including employee bonuses and costs related to measures implemented to keep employees safe, partially offset by the absence of expenses from the divested animal health and Rosemont pharmaceutical businesses, the absence of acquisition and integration-related charges related to the acquisition of Ranir, and savings from our current Project Momentum cost savings initiative.

Recent Trends and Developments

Operating Trends

The self-care markets in which we compete have been highly dynamic over the past couple of years. These markets were negatively impacted by the COVID-19 pandemic related factors including, a dramatic reduction in cough, cold, and flu illnesses in the first half of the year, higher input costs, and more recently supply chain disruptions. Starting in the second quarter of 2021, we saw a sharp rebound in U.S. and European consumer takeaway in almost all categories we operate as these countries began to remove restrictions and reopen and the incidences of cough, cold and flu related illnesses began to increase. Despite increased consumer purchases, net sales for the second quarter of 2021 significantly lagged this rebound in consumer takeaway, which we primarily attribute to year-over-year reductions in customer inventories. Consumer take-away remained strong in the third quarter and we saw a surge in orders from customers. However, due to supply chain disruptions, including the significant shortage of truck drivers in the U.S. and record delays at global shipping ports, our third quarter net sales were negatively impacted because of the inability to ship product. These supply chain disruptions led to a large increase in unfulfilled customer orders. In the fourth quarter we took a series of actions to improve the situation, including reconfiguring our distribution system for short term shipments, outsourcing highly complex product lines to a third party logistic provider, adding regional carriers for challenged shipping lanes, hiring additional distribution center personnel, and increasing the purchase cycle as it relates to the manufacturing process. Our actions improved our ability to ship and meet increasing market demands, albeit at a higher cost.

Higher input costs were somewhat offset by price increases initiated in the second quarter of 2021. We continue to take steps in order to mitigate the challenges of the current global operating environment, including further pricing actions and reducing discretionary costs. While we believe these trends will continue in the near-term, we are expecting an improvement throughout 2022. However, this will depend on the trajectory of the COVID-19 pandemic and worldwide supply chain challenges, as discussed below, and it is possible some of these factors may increase or decrease more than others, and could also negatively affect consumer purchases in the jurisdictions in which we operate.

Perrigo Company plc - Item 7
Consolidated

Impact of COVID-19 Pandemic

We, along with many other global consumer companies, have been and continue to be impacted by the COVID-19 global pandemic and the responses by government entities to combat the virus. We continue to operate in all our jurisdictions and comply with the rules and guidelines set in each jurisdiction. We continue to closely monitor the impact of COVID-19 on all aspects of our business in all our global locations and have continued our COVID-19 safety protocols for employees. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. However, the pandemic and actions to slow its spread have impacted our day-to-day operations, including through increased absenteeism and increased costs of raw materials and finished goods, although most of our facilities have continued to produce at high levels despite these challenges. Moreover, our global operations have been negatively impacted by the worldwide supply chain challenges, which have increased costs and delays.

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

As mentioned above, during the first half of 2021, our segments experienced a sharp decline in net sales for cough and cold products in our Upper respiratory and Pain and sleep aid categories, due to the very low incidence of cough, cold and flu related illness during that time. We believe the low incidence of cough, cold and flu related illness was due to social distancing measures and mask mandates put in place by many of the jurisdictions where we compete to combat the spread of COVID-19. As many of these markets relaxed restrictions and reopened, consumer behavior began to return to normal, and the incidences of cough, cold and flu related illnesses increased. The spread of certain COVID-19 variants may have contributed to these higher incidences as their symptoms can be similar. This resulted in rebounding consumer takeaway in the second quarter, including for cough, cold and flu products, although factory shipments lagged consumption. During the third quarter of 2021, consumer takeaway strengthened in both the U.S. and Europe for cough, cold and flu products. However, we also experienced supply chain disruptions, including a significant shortage of truck drivers in the U.S. and record delays at global shipping ports, which led to higher unfulfilled customer orders compared to the prior year. In the fourth quarter of 2021, we took a series of actions to improve the situation, including reconfiguring our distribution system for short term shipments, outsourcing highly complex product lines to a third party logistic provider, adding regional carriers for challenged shipping lanes, hiring additional distribution center personnel, and increasing the purchase cycle as it relates to the manufacturing process. Moreover, we continue to incur additional operating costs related to COVID-19, due primarily to increased material costs and increased costs driven by pandemic-related global supply chain disruptions as well as costs related to our ongoing employee safety protocols.

While the current trend of increased consumer takeaway suggests that the volatility in consumer behavior during the pandemic is improving, the emergence and spread of new disease variants or additional outbreaks in these or other jurisdictions could result in new restrictions or cause these trends to change, slow or reverse. Moving forward, it remains uncertain if the consumer and customer behavior surrounding COVID-19 that has impacted net sales will continue to normalize or change and if the increase in operating costs and supply chain disruptions will continue or change. Any change in these trends will likely depend on the duration and severity of the COVID-19 pandemic, including the emergence of new strains of the virus that are more contagious or harmful, each individual country's evolving response to the pandemic, as well as the availability and efficacy of the COVID-19 vaccines and therapeutics. Given our financial strength, we expect to continue to maintain sufficient liquidity as we continue to operate through the pandemic.

Perrigo Company plc - Item 7
Consolidated

RX Business Divestiture

On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris. On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion, subject to customary adjustments for cash, debt, working capital and certain transaction expenses. The consideration included approximately $53.3 million of reimbursements, which Altaris will be required to deliver in cash to Perrigo pursuant to the terms of the Agreement. The sale resulted in a pre-tax gain, net of professional fees, of $47.5 million recorded in Other (income) expense, net on the Statement of Operations for discontinued operations. The gain included a $159.3 million increase from the write-off of foreign currency translation adjustment from Accumulated other comprehensive income.

The sale of the RX business helped establish Perrigo as a pure-play consumer self-care company, and was an essential milestone in our transformation plan. The financial results of the RX business, which were previously reported as part of our RX segment, have been classified as discontinued operations in the Consolidated Statements of Operations, as there were no substantial assets or operations left in this segment. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to Item 8. Note 8 for additional information regarding discontinued operations.

HRA Pharma Acquisition Agreement

On September 8, 2021, we and the Purchaser entered into a Put Option Agreement to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from funds affiliated with the Sellers. Pursuant to the Put Option Agreement, following completion of the works council consultation process required under French law, the selling shareholders exercised their put option right under the Put Option Agreement and, on October 20, 2021, the Company, the Purchaser and the Sellers entered into the Purchase Agreement. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser has agreed to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from the Sellers for cash. The transaction values HRA Pharma at approximately €1.8 billion, or approximately $2.1 billion based on exchange rates as of the date of the Put Option Agreement, on an enterprise value basis and using a lockbox mechanism set forth in the Purchase Agreement. In September 2021, we entered into two non-designated currency option contracts to hedge the foreign currency exposure of the euro-denominated purchase price for HRA Pharma (refer to Item 8. Note 11).

The proposed final transaction is expected to close in the first half of 2022, subject to the satisfaction of customary closing conditions, including regulatory approvals. We intend to pay the purchase price using a combination of cash on hand and, depending upon market conditions, either funds available under our current credit facility or funds from new debt financing. HRA Pharma is one of the fastest growing OTC companies globally, with three category-leading self-care brands in blister care (Compeed®), women’s health (ellaOne®) and scar care (Mederma®), and brings expertise in prescription-to-OTC switches. This acquisition is expected to strengthen our presence in Europe, improve our financial profile and margins, and build on our transformation to a consumer self-care company. Operating results are expected to be reported within both our CSCA and CSCI segments.

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

Accordingly, we filed an appeal of the NoA on December 27, 2018 with the Irish Tax Appeals Commission ("TAC"), which is the statutory body charged with considering whether the NoA was properly founded as a matter of Irish tax law. Separately, we were also granted leave by the Irish High Court on February 25, 2019 to seek judicial review of the issuance of the NoA by Irish Revenue.

Perrigo Company plc - Item 7
Consolidated

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

On September 29, 2021, Elan Pharma reached an agreement with Irish Revenue providing for full and final settlement of the NoA. Elan Pharma and Irish Revenue agreed to a full and final settlement of the NoA on the following terms: (i) on a 'without prejudice basis' and, for purposes of the settlement, the alternative basis of taxation was applied, (ii) Irish Revenue to take no further action in relation to the NoA or any Tysabri related income or transactions, (iii) no interest or penalties applied, (iv) a total tax of €297.0 million charged as full and final settlement of all liabilities arising from the sale of the Tysabri patents for the fiscal years 2013 to 2021, and (v) after Irish Revenue credited taxes already paid and certain unused R&D credits against the €297.0 million charged settlement amount, the total cash payment of €266.1 million ($307.5 million) was made on October 5, 2021. We recorded the payment as a component of income tax expense on the Consolidated Statements of Operations (refer to Item 8. Note 17).

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

As described in more detail in Item 8. Note 17, Perrigo Company, our U.S. subsidiary ("Perrigo U.S."), is engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the heartburn medication omeprazole. The trial of the refund case relating to the dispute of the amount of taxable income on Omeprazole sales was held during the period May 25, 2021 to June 7, 2021 in the United States District Court for the Western District of Michigan. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court's decision.

On May 7, 2020, we received final Notices of Proposed Adjustment ("NOPA") from the IRS regarding the deductibility of interest related to the IRS audit of Perrigo U.S. for the years ended June 28, 2014 and June 27, 2015. The NOPA capped the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of 4.0% per annum) on the stated ground that the loans were not negotiated on an arms’-length basis. On May 3, 2021, the IRS notified us that it will no longer pursue the 130.0% of AFR position as indicated in the NOPA due to a change in IRS policy. On January 20, 2022, the IRS responded to our Protest, which we filed on February 26, 2021, with its Rebuttal, and revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rate and proposed revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS Rebuttal is 4.36%, an increase from the blended interest rate in the RAR of 2.57%, and lower than the stated blended interest rate of the loans of 6.8%. We will pursue all available administrative and judicial remedies necessary to defend the deductibility of the interest expense on this indebtedness.

In addition, the 30-day letter for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow adjustments to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year for the 2013-2015 tax years. The IRS' NOPA asserts that the reduction of gross sales income of such chargebacks is an impermissible method of accounting. The IRS proposed a change in accounting method that would defer the reduction in gross sales income until the year the prescription products were re-sold to covered retailers. The NOPA proposes an increase in sales revenue of approximately $99.5 million for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS

Perrigo Company plc - Item 7
Consolidated

Appeals consideration. On January 20, 2022, the IRS responded to our Protest with its Rebuttal and reiterated its position in the NOPA that the accrued chargebacks are not currently deductible in the tax year accrued because all events have not occurred to establish the fact of the liability in the year deducted. If the IRS were to prevail in its proposed adjustment, we estimate a payment of approximately $18.0 million, excluding interest and penalties for the 2013-2015 tax years. In addition, we expect the IRS to seek similar adjustments for future years. If those future adjustments were to be sustained, based on preliminary calculations and subject to further analysis, we estimate this would result in a payment not to exceed $7.0 million through tax year ended December 31, 2021, excluding interest and penalties. We have fully reserved for this issue. We strongly disagree with the IRS’s proposed adjustment and will pursue all available administrative and judicial remedies necessary.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019.

Internal Revenue Service Audit of Athena Neurosciences, LLC, a U.S. Subsidiary

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. The
dispute involves the royalties payable to Athena for its early-stage intellectual property in several in-process products, including the Multiple Sclerosis drug Tysabri. To avoid double taxation of Tysabri income in the U.S. and Ireland, Athena made requests for Competent Authority Assistance with the IRS and Irish Revenue on April 21 and 23, 2020, which were accepted. Supplemental requests for Competent Authority assistance to resolve a dispute with the IRS over the deductibility of a litigation expense payment for the drug Zonegran were also accepted. An opening conference with the IRS was held on May 6, 2021 with a follow-up conference held on December 3, 2021. An opening conference with Irish Revenue was held on July 23, 2021 (refer to Item 8. Note 17). The respective Competent Authorities will attempt to reach a resolution that avoids double taxation on both issues.

Israeli Notice of Assessment

On December 29, 2020, we received a Stage A assessment from the Israeli Tax Authority for the tax years ended December 31, 2015 through December 31, 2017 in the amount of $63.8 million relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. We timely filed our protest on March 11, 2021 to move the matter to Stage B of the assessment process. Through negotiations with the ITA, we resolved the audit for the tax year ended June 27, 2015 through tax year ended December 31, 2019, by agreeing to add tax year ended December 31, 2018 and tax year ended December 31, 2019 to the audit to reach an agreeable resolution to provide certainty for these additional periods. The agreement with the ITA required us to pay $19.0 million, after offset of refunds of $17.2 million, for the five taxable years. In addition, we paid $12.5 million to resolve a tax liability indemnity for the tax year ended December 31, 2017 relating to Perrigo API Ltd, which we disposed of in December 2017.

Refer to Item 1A. Risk Factors - Tax Related Risks and Item 8. Note 17 for additional information on tax related matters.

Tribunal Ruling in Claim Arising from the Omega Acquisition

As previously disclosed, we were involved in arbitration in Belgium related to our claims of fraud in connection with the Omega Acquisition. The Tribunal panel, as described in more detail under Claim Arising from the Omega Acquisition in Item 8. Note 19, found fraud by the sellers of Omega in a ruling on August 27, 2021 and awarded Perrigo approximately €355.0 million ($417.6 million at the time of cash receipt) including fees and costs. The panel also ruled against the sellers and in favor of Perrigo on all the counterclaims. The sellers have paid all amounts owed under the award, and the arbitral proceedings have now ended. The arbitration proceedings remain confidential as required by the SPA and the rules of CEPANI. We recorded the cash receipt as a reduction to Operating Expenses on the Consolidated Statements of Operations.

Securities Litigation Settlement

A settlement was reached in the case, In re Perrigo Company plc Securities Litigation as described in more detail in Item 8. Note 19 under the header In the United States (cases related to Irish Tax events). Motion papers seeking approval of the class action settlement were filed on October 4, 2021. The Court issued a preliminary approval order on October 29, 2021, which led to notices being sent to class members. The Court held a hearing on February 16, 2022 regarding the settlement and issued the Final Approval Order and Judgment. As a result, the settlement has been approved and the case has now ended. The settlement has been funded by insurance.

Perrigo Company plc - Item 7
Consolidated

Impairments

During the years ended December 31, 2021 and December 31, 2019, we identified impairment indicators for various assets across our different segments, and therefore, we performed impairment testing. Below is a summary of the impairment charges recorded by segment (in millions):

	Year Ended
	December 31, 2021
	CSCA(1)	CSCI(2)	Total
Goodwill	$6.1	$10.0	$16.1
Assets held-for-sale	156.1	—	156.1
IPR&D	—	0.9	0.9
	$162.2	$10.9	$173.1

(1) Relates to an impairment associated with our Latin American divestiture.
(2) Relates to our goodwill within our Oral Care International reporting unit and certain IPR&D.

	Year Ended
	December 31, 2019
	CSCA	CSCI(1)	Total
Definite-lived intangible assets	$—	$9.7	$9.7
IPR&D	4.1	—	4.1
	$4.1	$9.7	$13.8

(1) Relates primarily to an intangible asset for certain pain relief products that we license from a third party.

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•During the third quarter of 2021, supply chain disruptions, including a significant shortage of truck drivers in the U.S. and record delays at global shipping ports, led to higher unfulfilled customer orders and higher input costs compared to the prior year. In the fourth quarter of 2021, we took a series of actions to improve the situation, including reconfiguring our distribution system for short term shipments, outsourcing highly complex product lines to a third party logistic provider, adding regional carriers for challenged shipping lanes, hiring additional distribution center personnel, and increasing the purchase cycle as it relates to the manufacturing process. While we believe supply chain disruptions will continue in the near-term, we are expecting to continue to see improvements throughout 2022.

•During the first half of 2021, net sales of cough and cold products decreased as a result of the very low incidence of cough and cold related illness, which we believe is attributed to social distancing and mask mandates put in place to combat the spread of COVID-19. However, increased consumer takeaway at our retail customers, starting in May 2021, suggested normalizing consumer purchasing routines could be expected in the second half of 2021. In the third quarter, we experienced higher demand for cough, cold and pain products due primarily to the higher incidences of cough and cold illness as society returned to in-person activities. Consumer take away continued to remain strong during the fourth quarter and, as such, we expect sales of cough, cold and pain products to continue to increase, depending on the trajectory of the COVID-19 pandemic moving forward. Refer to "Impact of COVID-19 Pandemic" above.

•On May 18, 2021, we announced a definitive agreement to sell our Latin American businesses to Advent International. This transaction is part of our margin improvement program and our Project Momentum cost savings initiative and is expected to close in the first half of 2022. We determined that the carrying value of these businesses exceeded their fair value less cost to sell, resulting in an impairment charge of $162.2 million allocated to goodwill and assets held for sale (refer to Item 8. Note 9).

Perrigo Company plc - Item 7
CSCA

Segment Financial Results

Year Ended December 31, 2021 vs. December 31, 2020

	Year Ended
(in millions, except percentages)	December 31, 2021	December 31, 2020
Net sales	$2,693.1	$2,693.0
Gross profit	$765.1	$853.5
Gross profit %	28.4%	31.7%
Operating income	$206.5	$465.0
Operating income %	7.7%	17.3%

Net sales increased $0.1 million, or 0% due to:

•Higher net sales in the Oral care, Skincare and personal hygiene, and Other categories offset decreases in Healthy lifestyle, Pain and sleep-aids, and Upper respiratory categories. Favorable Mexican peso foreign currency translation drove a 0.2%, or $4.9 million increase.

	Year Ended
	December 31, 2021
(in millions, except percentages)	Sales	$ Change	% Change
Upper respiratory	$483.1	$(22.7)	(4.5)%
Digestive health	475.1	3.8	0.8%
Pain and sleep-aids	405.4	(29.1)	(6.7)%
Nutrition	401.9	13.6	3.5%
Oral care	311.9	23.7	8.2%
Healthy lifestyle	297.7	(54.7)	(15.5)%
Skincare and personal hygiene	219.2	18.6	9.3%
Vitamins, minerals, and supplements	31.7	4.7	17.4%
Other CSCA	67.1	42.2	169.5%
Total CSCA	$2,693.1	$0.1	—%

Sales in each category were driven primarily by:

•Upper respiratory: Net sales of $483.1 million decreased 4.5% due primarily to the historically weak 2020- 2021 cough and cold season and the recall of an allergy product in the third quarter of 2021. Increased pricing and new products partially offset these declines;
•Digestive health: Net sales of $475.1 million increased 0.8% due primarily to sales of unique 'national brand better' products, new products and e-commerce. These drivers were mostly offset by competition for a proton pump inhibitor and the re-launch of a national brand acid reducer, which gained market share from competing store brand products;
•Pain and sleep-aids: Net sales of $405.4 million decreased 6.7% due primarily to the historically weak 2020- 2021 cough and cold season, partially offset by higher sales of store brand diclofenac 1%;
•Nutrition: Net sales of $401.9 million increased 3.5% driven by new products, including in the infant formula contract manufacturing business, and continued growth in oral electrolytes. These drivers were partially offset by lower sales in U.S. store brand infant formula due primarily to supply constraints earlier in the year;
•Oral care: Net sales of $311.9 million increased 8.2% due primarily to one quarter of inorganic growth stemming from the April 2020 acquisition of Dr. Fresh and strong growth in the overall business during the first half of 2021. These drivers were partially offset by delayed receipt of product manufactured outside the U.S. in the second half, leading to unfulfilled customer orders;
•Healthy lifestyle: Net sales of $297.7 million decreased 15.5% due primarily to the discontinuation of diabetes products and lost distribution of certain smoking cessation products that annualized in the fourth quarter;

Perrigo Company plc - Item 7
CSCA

•Skincare and personal hygiene: Net sales of $219.2 million increased 9.3% due primarily to higher sales in the minoxidil franchise and the ScarAway® brand, partially offset by lower sales of creams for topical fungal infections; and
•VMS and Other: Net sales of $98.8 million increased 90.4% due primarily to contract manufacturing sales to the divested RX business.

Operating income decreased $258.5 million, or 56%, due primarily to:

•$88.4 million decrease in gross profit due primarily to unfavorable plant overhead absorption as a result of lower OTC production volumes resulting from the weak cough cold season, higher freight and input costs, and a product recall related to an allergy product. Gross profit as a percentage of net sales decreased 330 basis points due primarily to unfavorable plant overhead absorption and the higher freight and input costs; and
•$170.1 million increase in operating expenses due primarily to:
•$173.7 million increase in other operating expenses due primarily to:
▪$162.2 million of impairment charges on goodwill and held for sale assets related to the Latin American businesses;
▪$4.0 million increase for the absence of an insurance reimbursement received in the prior year period; and
▪$7.1 million increase in restructuring costs related primarily with actions taken to streamline the organization and business integrations; partially offset by
•$3.6 million decrease in distribution, R&D, selling, and administration expenses due to:
▪$10.6 million decrease in administrative expenses due primarily to a decrease in legal and professional fees; and
▪$4.5 million decrease in selling due primarily to a decrease in branded OTC business spend.; partially offset by
▪$11.8 million increase in distribution costs related primarily to increased warehouse costs.

Year Ended December 31, 2020 vs. December 31, 2019

	Year Ended
(in millions, except percentages)	December 31, 2020	December 31, 2019
Net sales	$2,693.0	$2,487.7
Gross profit	$853.5	$794.2
Gross profit %	31.7%	31.9%
Operating income	$465.0	$406.7
Operating income %	17.3%	16.3%

Net sales increased $205.3 million, or 8%, due primarily to:

•$252.1 million, or 10%, net increase due primarily to an increase of $178.2 million in our Oral care category and from demand-driven growth in certain of our OTC product categories. CSCA continued to benefit from robust e-commerce growth.
•Oral care net sales increased $168.2 million due to the acquisitions of Ranir and Dr. Fresh for sales in periods of 2020 with no comparable sales for 2019. In periods with comparable sales in 2019 and 2020, net sales grew $10.0 million driven by the incremental impact of new product sales and growth in the Plackers® brand. These increases were partially offset by declines in sales of travel-sized products related to COVID-19 travel restrictions.
•OTC net sales increased $75.5 million due primarily to favorable consumer conversion to products in our Digestive health category, the increase of consumer COVID-19 related demand experienced in the first half of 2020 in the Pain and sleep aids category, and the incremental impact of new product

Perrigo Company plc - Item 7
CSCA

sales led by Prevacid®, Diclofenac sodium topical gel 1%, and Esomeprazole Mini. These increases were partially offset by a decline of $38.6 million in sales of certain products in the Upper respiratory and Pain and sleep aids categories, primarily in the fourth quarter of 2020, resulting from the weak start to the cough cold season, and normal pricing pressure on certain products.
•Nutrition net sales decreased $2.6 million due primarily to the decrease in infant formula product sales resulting from the prior year pre-build of contract pack inventory, operational challenges that led to a shortfall in achieving normal customer service levels, multi-year pricing contracts, and $5.7 million in discontinued products. These decreases were partially offset by new product sales from an infant formula launch at a major retailer in the prior year.
•$46.8 million decrease due primarily to:
•$43.7 million decrease due to our divested animal health business; and
•$10.5 million decrease from unfavorable Mexican peso foreign currency translation; partially offset by
•$7.4 million increase due to the absence of the Ranitidine retail market withdrawal impact included in the prior year.

Operating income increased $58.3 million, or 14%, due primarily to:

•$59.3 million increase in gross profit due primarily to increased net sales as described above, partially offset by operating inefficiencies at one of our infant nutrition facilities as well as increased labor and overhead costs associated with the COVID-19 pandemic. Gross profit as a percentage of net sales decreased 20 basis points due primarily to the operating inefficiencies described above and pricing pressure on certain products, partially offset by the absence of the Ranitidine retail market withdrawal included in the prior year, and favorable product mix; further offset by
•$1.0 million increase in operating expenses due primarily to:
•$14.3 million increase in selling and administration expenses due primarily to the inclusion of expenses from our acquisitions of Ranir and Dr. Fresh and an increase in promotional expenses on branded products in advance of their pending market launches, partially offset by the absence of expenses from the divested animal health business and savings from our current Project Momentum cost savings initiative; partially offset by
•The absence of a $7.1 million asset abandonment charge related to our waste water treatment plant in Vermont taken in the prior year; and
•$4.0 million legal settlement received in 2020.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•During the first half of 2021, net sales of cough and cold products decreased as a result of the very low incidence of cough, cold and flu related illness this year. We believe the very low incidence of cough, cold and flu related illness was attributed to COVID-19 social distancing and mask requirements. During the second half of 2021, we experienced higher demand for cough and cold, and pain products due primarily to the higher incidences of cough, cold and flu illness as society returned to in-person activities. The spread of certain COVID-19 variants may have contributed to these higher incidences as their symptoms can be similar. Further, consumer take away remained strong during the second half of 2021 led by cough and cold, and pain products and we expect further normalizing of consumer purchasing routines moving forward depending on the trajectory of the COVID-19 pandemic. Refer to "Impact of COVID-19 Pandemic".

•During the third quarter, a number of EU regulators requested recalls, some at the consumer level, due to the detection of 2-chloroethanol (“2-CE”). 2-CE has been associated with the presence of ethylene oxide, a constituent in pesticides, which is not permitted for use in food products under food regulations in the EU. Due to the potential presence of ethylene oxide in certain of our VMS products, we initiated recalls. We have since secured alternate sourcing of the raw material. During the year ended December 31, 2021, these recalls resulted in a decrease in net sales of $2.6 million and a decrease in gross profit of $5.5 million, which included obsolete inventory.

Perrigo Company plc - Item 7
CSCI

Segment Financial Results

Year Ended December 31, 2021 vs. December 31, 2020

	Year Ended
(in millions, except percentages)	December 31, 2021	December 31, 2020
Net sales	$1,445.6	$1,395.2
Gross profit	$651.1	$641.1
Gross profit %	45.0%	45.9%
Operating income	$36.1	$32.3
Operating income %	2.5%	2.3%
Net sales increased $50.4 million, or 4% due to:

•Higher net sales in the Skincare and personal hygiene category offset decreases in Upper respiratory category and Other. Favorable foreign currency translation drove a 4.0%, or $56.0 million increase.

	Year Ended
	December 31, 2021
(in millions, except percentages)	Sales	$ Change	% Change
Skincare and personal hygiene	$394.3	$42.5	12.1%
Upper respiratory	226.2	(28.9)	(11.3)%
Vitamins, minerals, and supplements	217.4	16.4	8.2%
Pain and sleep-aids	201.8	11.4	6.0%
Healthy lifestyle	179.3	13.9	8.4%
Oral care	95.8	(2.0)	(2.0)%
Digestive health	38.4	11.9	44.9%
Other CSCI	92.4	(14.8)	(13.8)%
Total CSCI	$1,445.6	$50.4	3.6%

Sales in each category were driven primarily by:

•Skincare and personal hygiene: Net sales of $394.3 million increased 12.1% driven primarily by the October 30, 2020 acquisition of three Eastern European OTC Dermatology Brands, increased market share in the ACO skincare franchise and new product launches in the Sebamed skincare portfolio. These drivers were partially offset by a decline in the anti-parasite portfolio and lower sales in Australia;
•Upper respiratory: Net sales of $226.2 million decreased 11.3% due primarily to the historically weak 2020- 2021 cough and cold season, partially offset by new products;
•VMS: Net sales of $217.4 million increase of 8.2% due primarily to a strong performance of Granufink, herbal medicines to keep bladder function healthy, and the launch of the Probify line of probiotics;
•Pain & sleep-aids: Net sales of $201.8 million increased 6.0% due to higher sales of U.K.store brand and Tiger Balm were partially offset by declines in other pain products due primarily to the historically weak 2020- 2021 cough and cold season;
•Healthy lifestyle: Net sales of $179.3 million increased 8.4% as growing demand for NiQuitin smoking cessation products and higher net sales in Australia were partially offset by lower net sales in the XLS Medical weight management franchise due primarily to lower category consumption;
•Oral care: Net sales of $95.8 million decreased 2.0% due primarily to delayed receipt of product manufactured outside the E.U. in the second half of the year, leading to unfulfilled customer orders;
•Digestive health and Other: Net sales of $130.8 million decreased 2.2% due primarily to lower distribution sales in Europe partially offset by higher sales in Australia.

Perrigo Company plc - Item 7
CSCI

Operating income increased $3.8 million, or 12%, due to:

•$10.0 million increase in gross profit due primarily to greater operating efficiencies, positive pricing and foreign currency translation, partially offset by an increase in lower margin product sales, the now-divested Rosemont pharmaceuticals business, and the VMS product recall. Gross profit as a percentage of net sales decreased 90 basis points due primarily to unfavorable product mix and the VMS product recall, partially offset by greater operating efficiencies; and

•$6.2 million increase in operating expenses due primarily to:
•$10.9 million of impairment charges related to Oral Care International goodwill and certain IPR&D assets;
•$4.6 million increase in restructuring expenses associated with actions taken to streamline the organization; partially offset by
•$4.5 million decrease in selling, advertising and promotion ("A&P") expenses due primarily to negative consumption trends in the cough and cold and parasite products; and
•$3.9 million decrease in distribution expense due primarily to lower volumes in the cough and cold products.

Year Ended December 31, 2020 vs. December 31, 2019

	Year Ended
(in millions, except percentages)	December 31, 2020	December 31, 2019
Net sales	$1,395.2	$1,382.2
Gross profit	$641.1	$639.5
Gross profit %	45.9%	46.3%
Operating income	$32.3	$19.6
Operating income %	2.3%	1.4%

Net sales increased $13.0 million, or 1%, due primarily to:
•$47.4 million, or 3%, net increase due primarily to the increase of $45.3 million in sales from our acquisitions of Ranir, Dr. Fresh and Eastern European dermatology brands for periods of 2020 with no comparable sales in 2019, and the incremental impact of new product sales including line extensions in the ACO dermatology product line and the XLS Forte-Five weight management brand in the Skincare and personal hygiene and Healthy lifestyle categories, respectively. The segment also benefited from an increase in demand for products in our Pain and sleep-aids and VMS categories due to pandemic-related consumer behavior in favor of immune support, and an increase in sales from our U.K. store brand business. These increases were partially offset by a decrease in sales of certain products in our Skincare and personal hygiene and Healthy lifestyle categories due to pandemic-related consumer behavior, school closings, social distancing measures and country lock-downs, a decline of $24.1 million for products in the Upper respiratory category from the weak start to the cough cold season experienced in the fourth quarter of 2020, and discontinued products of $10.0 million.
•$34.4 million decrease due primarily to:
•$40.3 million decrease due to our divested Rosemont pharmaceuticals business and Canoderm prescription product previously included in the Nordic region; partially offset by
•$4.1 million increase from favorable foreign currency translation primarily related to the Euro; and
•$1.8 million increase due to the absence of the Ranitidine retail market withdrawal impact included in the prior year.

Perrigo Company plc - Item 7
CSCI

Operating income increased $12.7 million, or 65%, due to:

•$1.6 million increase in gross profit due primarily to increased net sales as described above, partially offset by higher commodity costs for a certain OTC brand. Gross profit as a percentage of net sales decreased 40 basis points due primarily to the addition of the Oral care category and improved performance in the U.K. store brand business which both have a relatively lower gross margins than the overall portfolio, the impact from divested businesses, and an increase in commodity costs for a certain OTC brand, partially offset by the absence of the Ranitidine retail market withdrawal included in the prior year; and

•$11.1 million decrease in operating expenses due primarily to:
•$9.7 million decrease in impairment charges due to an impairment taken in the prior year on a certain definite-lived intangible asset; and
•$8.3 million decrease due primarily to the absence of restructuring expenses related to the reorganization of our sales force in France included in the prior year; partially offset by
•$4.7 million increase in R&D expenses towards continued innovation efforts; and
•$1.1 million increase in selling and administration expenses due primarily to unfavorable Euro foreign currency translation, and the inclusion of expenses from our acquisitions of Ranir and Dr. Fresh, partially offset by a reduction in selling, advertising and promotional expenses, the absence of expenses from the divestiture of our Rosemont pharmaceuticals business, and savings from our current Project Momentum cost savings initiative.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$(167.8)	$232.4	$251.6

The decrease of $400.2 million in unallocated expenses during the year ended December 31, 2021 compared to the prior year period was due primarily to the award in the claim arising from the Omega Acquisition, as described in Item 8. Note 19, for $417.6 million, TSA income from the acquirer of our former RX business, decreased employee compensation expense, and Project Momentum cost savings initiative. This was partially offset by an increase in legal and professional fees, a reduction in an insurance recovery receivable related to litigation contingencies, and an increase in restructuring expenses.

The $19.2 million increase for the year ended December 31, 2020 compared to the prior year was due primarily to the absence of $15.6 million in acquisition and integration-related charges related to the acquisition of Ranir, a $14.8 million decrease in legal and consulting fees in part due to our current Project Momentum cost savings initiative, and a $12.6 million decrease in Restructuring expense related primarily to the reorganization of our executive management team. These decreases were partially offset by an increase of $15.7 million in employee incentive compensation expenses, which included COVID-19 bonuses for production employees, and an increase of $8.0 million in insurance-related expenses.

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Change in Financial Assets, Interest expense, net, Other (income) expense, net and Loss on extinguishment of debt (Consolidated)

	Year Ended
(in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Change in financial assets	$—	$95.3	$(22.1)
Interest expense, net	$125.0	$127.7	$117.5
Other (income) expense, net	$26.7	$16.3	$(68.9)
Loss on extinguishment of debt	$—	$20.0	$0.2

Change in Financial Assets

The proceeds from our 2017 sale of the Tysabri® financial asset to Royalty Pharma consisted of $2.2 billion in upfront cash and up to $250.0 million and $400.0 million in contingent milestone payments related to 2018 and 2020, respectively.

During the year ended December 31, 2020, Royalty Pharma payments from Biogen for Tysabri® sales, as defined in the agreement between the parties, did not exceed the 2020 global net sales threshold of $351.0 million. Therefore, we are not entitled to receive the remaining contingent milestone payment of $400.0 million and, accordingly, wrote off the entire fair value of the remaining milestone payment related to 2020 of $95.3 million in Change in financial assets on the Consolidated Statements of Operations (refer to Item 8. Note 7). As of December 31, 2020, there were no contingent milestone payments outstanding.

During the year ended December 31, 2019 the fair value of the contingent milestone payment related to 2020 increased by $22.1 million to $95.3 million. These adjustments were driven by higher projected global net sales of Tysabri® and the estimated probability of achieving the earn-out. The Royalty Pharma payments from Biogen for Tysabri® were $337.5 million in 2018, which triggered the $250.0 million milestone payment received during the year ended December 31, 2019.

Interest Expense, net

The $2.7 million decrease during the year ended December 31, 2021 compared to the prior year was due primarily to a reduction in interest expense related to our 2018 Revolver (as defined below).

The $10.2 million increase during the year ended December 31, 2020 compared to the prior year was due primarily to the addition of interest expense on our 2020 Notes and two promissory notes related to our equity method investment in Kazmira, as well as a reduction of interest income.

Other (Income) Expense, Net

The $10.4 million increase in expense during the year ended December 31, 2021 compared to the prior year was due primarily to unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies partially offset by the absence of an $18.7 million pre-tax loss on the divestiture of our Rosemont Pharmaceuticals business.

The $85.2 million change from income to expense during the year ended December 31, 2020 compared to the prior year was due primarily to the absence of the pre-tax gain of $71.7 million on the sale of our animal health business and the $21.1 million pre-tax loss on the divestiture of our Rosemont Pharmaceuticals business, partially offset by a decrease of $2.6 million in unfavorable changes from the revaluation of monetary assets and liabilities held in foreign currencies (refer to Item 8. Note 3).

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Loss on Extinguishment of Debt

During the year ended December 31, 2020, we recorded a loss of $20.0 million as a result of the early redemption of the 3.500% Senior Notes due March 15, 2021 and 3.500% Senior Notes due December 15, 2021, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts (refer to Item 8. Note 13).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
150.6%	(655.8)%	(7.2)%

The effective tax rate for the year ended December 31, 2021 as compared to December 31, 2020 increased primarily due to the settlement of the Irish Notice of Assessment recorded in 2021.

The effective tax rate for the year ended December 31, 2020 as compared to December 31, 2019 decreased primarily due to the pre-tax profit mix between jurisdictions with varying tax rates along with U.S. CARES Act and Proposed and Final Section 163(j) interest expense limitation effects.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the Notices of Proposed Adjustment ("NOPAs") from the IRS, the current COVID-19 pandemic, the conflict in Ukraine, and other contingencies. We note that no payment of the additional amounts proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a settlement or other final determination of the matter is reached that is adverse to us. Refer to Item 8. Note 17 for additional information on the NOPAs. Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NOPAs, the COVID-19 pandemic, the conflict in Ukraine or other contingencies have a material impact on our capital requirements.

We previously had an RX segment which was comprised of our prescription pharmaceuticals business in the U.S. and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. The RX segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report. Cash flows from discontinued operations are reported within the consolidated statement of cash flows, and select cash flow information related to discontinued operations are presented in Item 8. Note 8. We received $1.5 billion in cash upon the completion of the RX business sale on July 6, 2021. We intend to use a portion of these proceeds to fund the acquisition of HRA Pharma (refer to Item 8. Note 3).

We also received $417.6 million relating to the claim arising from the Omega Acquisition in September 2021. A portion of these proceeds were used for the settlement of the NoA dispute with Irish Revenue.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

$1,864.9
$1,027.7
$631.5
$910.0
Millions $
December 31, 2021
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

Cash Generated by (Used in) Operating Activities
Year Ended December 31, 2021 vs. December 31, 2020

The $479.9 million decrease in operating cash inflow was due primarily to:
•$253.7 million decrease in cash flow from the change in net earnings after adjustments for items including impairment charges, deferred income taxes, restructuring charges, changes in our financial assets, share-based compensation, amortization of debt premium, loss (gain) on sale of businesses, loss on extinguishment of debt, and depreciation and amortization;
•$328.6 million decrease in cash flow from the change in accounts receivable, due primarily to our discontinued operations and timing of sales and receipt of payments;

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

•$63.8 million decrease in cash flow from the change in accrued payroll and related taxes, due primarily to the timing of payroll and the increase in annual management and employee bonus payments compared to the prior year period; and
•$40.7 million decrease in cash flow from the change in accrued income taxes, due primarily to the cash escrow payment to the Israel Tax Authority relating to their review of a 2009 transaction (for which no formal assessment or notice of deficiency has been filed); partially offset by
•$168.2 million increase in cash flow from the change in inventory, due primarily to inventory increases in the prior year period which did not persist in the current year. Inventory increases in the prior year were partially related to inventory builds to improve customer service, combined with lower demand for certain products and customers lowering their inventories.
•$44.7 million increase in cash flow from the change in accrued customer programs, due primarily to pricing dynamics and timing of rebate and chargeback payments related to our discontinued operations.

Year Ended December 31, 2020 vs. December 31, 2019

The $248.4 million increase in operating cash flow was due primarily to:
•$309.6 million increase in cash from the change in accounts receivable, due primarily to timing of sales and receipt of payments;
•$67.5 million increase in cash from the change in accrued income taxes, due primarily to the CARES Act and adoption of final and proposed 163(j) regulations, as well as the absence of tax liabilities on the Royalty Pharma contingent milestone payment received in the prior year and Israeli withholding tax paid in the prior year; and
•$14.5 million increase in cash from the change in accrued payroll and related taxes, due primarily to the CARES Act payroll tax payment deferrals; partially offset by
•$103.6 million decrease in cash from the change in inventory, due primarily to the buildup of inventory levels to improve customer service levels in the CSCA and CSCI segments, as well as higher inventory levels due to a reduction in sales for certain products and an increase in inventory for new product launches in the CSCI segment, partially offset by the current year launch of new products in our discontinued operations;
•$31.6 million decrease in cash from the change in other, due primarily to the $29.4 million change in prepaid expenses, mainly from payments made for annual prepaid expenses, a payment made for a transitional service agreement, an increase in the cost of our directors and officers prepaid insurance, and the absence of a litigation related settlement received in the prior year, partially offset by payments received related to our cross currency swap; and
•$19.7 million decrease in cash from the change in accounts payable, due primarily to the timing of payments and mix of payment terms.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Investing Activities

Year Ended December 31, 2021 vs. December 31, 2020

The $1,463.6 million increase in cash from investing cash flow was due primarily to:
•$1,304.1 million increase in cash flow due to the proceeds from the RX business sale, which substantially exceeded the proceeds from the prior year divestiture of our Rosemont Pharmaceuticals business (refer to Item 8. Note 3);
•$168.5 million increase in cash flow due to the absence of cash paid in the prior year for the acquisitions of Dr. Fresh for $106.2 million and Eastern European dermatology brands for $62.3 million the payment made in the prior year for the acquisition of Dr. Fresh (refer to Item 8. Note 3);
•$15.0 million increase in cash flow due to the absence of the payment made in the prior year for the purchase of our equity method investment in Kazmira LLC; and
•$18.3 million increase in cash flow due to the change in capital spending, due primarily to reduced spending as a result of current year divestitures; partially offset by
•$35.4 million decrease in cash flow due to the increase in spending on asset acquisitions, primarily related to the payment for an ANDA for a generic topical gel for $16.4 million and the purchase of an ANDA for a generic topical lotion for $53.3 million, which exceeded prior year acquisitions for the Steripod® brand for $25.1 million and the Dexsil® brand for approximately $8.0 million (refer to Item 8. Note 3).

Capital expenditures for the next twelve months are anticipated to be between $100.0 million and
$140.0 million, depending on the progression of project timelines, related to manufacturing productivity and efficiency upgrades, infant formula plant investments, software and technology initiatives, and general plant maintenance. We expect to fund these estimated capital expenditures with funds from operating cash flows.

Year Ended December 31, 2020 vs. December 31, 2019

The $408.3 million decrease in cash used in investing cash flow was due primarily to:
•$579.2 million decrease in cash used due to the absence of the payment made in the prior year for the acquisition of Ranir for $747.7 million, partially offset by the cash paid for the acquisitions of Dr. Fresh for $106.2 million and Eastern European dermatology brands for $62.3 million (refer to Item 8. Note 3);
•$113.9 million decrease in cash used due to the decrease in spending on asset acquisitions, as payments made in the prior year to purchase the Steripod® brand for $25.1 million and the Dexsil® brand for approximately $8.0 million, represented a decline in spending compared to the cash used in prior year acquisitions, including for the branded OTC rights to Prevacid®24HR for $61.7 million, two ANDAs for generic products for

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

$15.7 million and $49.0 million, and Budesonide Nasal Spray and Triamcinolone Nasal Spray for $14.0 million (refer to Item 8. Note 3); and
•$5.3 million increase in cash due primarily to the net proceeds from the sale of our Rosemont pharmaceuticals business, which exceeded the proceeds from the prior year's sale of our animal health business (refer to Item 8. Note 3); partially offset by
•$250.0 million decrease in cash flow due to the absence of the Royalty Pharma contingent milestone proceeds received in the prior year (refer to Item 8. Note 7);
•$32.7 million decrease in cash due to a net increase in capital spending, used primarily to increase tablet and infant formula capacity, plant efficiency projects, investments in our Oral care business, and for software and technology initiatives; and
•$15.0 million decrease in cash for the purchase of our equity method investment in Kazmira (refer to Item 8. Note 10).

Cash Generated by (Used in) Financing Activities
Year Ended December 31, 2021 vs. December 31, 2020

The $2.4 million increase in financing cash flow was due primarily to:

•$590.0 million increase due to payments on long-term debt in 2020 that were not made in 2021;
•$164.2 million increase due to share repurchases in 2020 that were not made in 2021; and
•$19.0 million increase due to the payment of premiums in the prior year related to the early redemption of the 2021 Notes that were not made in 2021; partially offset by
•$743.8 million decrease due to absence of the debt issuance completed in the prior year; and
•$26.7 million decrease due primarily to the payment made on the promissory notes related to our Kazmira investment.

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

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

•$11.5 million decrease in cash due to an increase in dividend payments;
•$5.7 million decrease in cash due to an increase in deferred financing fees related to the issuance of long-term debt; and
•$4.4 million decrease in cash due primarily to the payment made on the November 2020 portion of the Kazmira promissory notes; partially offset by
•$143.8 million increase in cash for the issuance of long-term debt (refer to Item 8. Note 13).

Share Repurchases

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion. Following the expiration of our 2015 share repurchase plan authorization in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the year ended December 31, 2021 or December 31, 2019. During the year ended December 31, 2020, we repurchased 3.4 million ordinary shares at an average purchase price of $48.28 per share for a total of $164.2 million under the 2018 Authorization.

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Dividends paid (in millions)	$129.6	$123.9	$112.4
Dividends paid per share	$0.96	$0.90	$0.82

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

Borrowings and Capital Resources

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Term Loans, Notes and Bonds

Total Term Loans, Notes and Bonds outstanding are summarized as follows (in millions):

			Year Ended
			December 31, 2021	December 31, 2020
Term loan
	2019 Term loan due August 15, 2022		$600.0	$600.0

Notes and bonds
	Coupon	Due
*	5.105%	July 28, 2023	$153.5	$164.9
	4.000%	November 15, 2023	215.6	215.6
	3.900%	December 15, 2024	700.0	700.0
	4.375%	March 15, 2026	700.0	700.0
	3.900%	June 15, 2030	750.0	750.0
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		$2,913.5	$2,924.9

*    Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

On June 19, 2020, Perrigo Finance Unlimited Company, an indirect wholly-owned finance subsidiary of Perrigo ("Perrigo Finance"), issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 (the “2020 Notes"). Due to a credit ratings downgrade by S&P and Moody's in the third quarter of 2021, the interest of the 2020 Notes has stepped up from 3.150% to 3.900%, starting with the interest payment due on December 15, 2021.

On July 6, 2020, the proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021. As a result of the early redemption of the $280.4 million of 3.500% Senior Notes and $309.6 million of 3.500% Senior Notes, during the year ended December 31, 2021, we recorded a loss of $20.0 million in Loss on extinguishment of debt on the Consolidated Statements of Operations, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

On May 23, 2019, we repaid our 5.000% retail bond due in 2019 in the amount of €120.0 million ($130.7 million), which we assumed in connection with the Omega acquisition.

Refer to Item 8. Note 13 for additional details regarding our debt financing transactions.

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in "Other Financing" in Item 8. Note 13. There were no borrowings outstanding under the facilities as of December 31, 2021 and December 31, 2020.

Leases

We had $199.1 million and $187.7 million of lease liabilities and $194.8 million and $184.5 million of lease assets as of December 31, 2021 and December 31, 2020, respectively.

Accounts Receivable Factoring

During the year ended December 31, 2020, we had accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. At December 31, 2020, the total amount factored on a non-recourse basis and excluded from accounts receivable was $6.9 million. During the year ended December 31, 2021, the factoring program was discontinued and there were no amounts factored on a non-recourse basis and excluded from accounts receivable.

Revolving Credit Agreement

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of December 31, 2021 or December 31, 2020.

Waiver and Amendment of Debt Covenants

We are subject to financial covenants in the 2018 Revolver and 2019 Term Loan, including a maximum leverage ratio covenant, which previously required us to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as such terms are defined in such credit agreements) of not more than 3.75 to 1.00 at the end of each fiscal quarter. During the year ended December 31, 2021, we received a waiver for non-compliance with such covenants as of July 3, 2021, from the lenders under both such credit facilities and entered into amendments to each of the 2018 Revolver and 2019 Term Loan. Due to the waiver and amendment described above, our leverage ratios at the end of the second and third quarters of 2021 do not prevent us from drawing under the 2018 Revolver. Additionally, on December 3, 2021, we, Perrigo Finance, each lender party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, entered into Amendment No. 2 to the Company’s 2019 Term Loan (the “Term Loan Amendment”) and Amendment No. 3 to the Company’s 2018 Revolver (the “Revolver Amendment”) with the lenders under each such facility, pursuant to which the maximum leverage ratio was increased to 5.75 to 1.00 for the fourth quarter of 2021 and the first quarter of 2022, returning to 3.75 to 1.00 beginning with the second quarter of 2022. If we consummate certain qualifying acquisitions in the second quarter of 2022 or any subsequent quarter during the term of the loan, the maximum ratio would increase to 4.00 to 1.00 for such quarter. The amendments also modified certain provisions related to restricted payments to account for the amended leverage ratio covenant. Finally, the Revolver Amendment contains amendments related to the replacement of LIBOR with the Sterling Overnight Index Average (SONIA) as the benchmark for borrowings under the 2018 Revolver in Pounds Sterling. During the year ended December 31, 2021, we incurred amendment and arrangement fees of $1.4 million in connection with these amendments, which were capitalized and will be amortized over the life of the debt. As of December 31, 2021, we are in compliance with all the covenants under our debt agreements.

Other Financing

On June 17, 2020, we incurred debt of $34.3 million related to our equity method investment in Kazmira

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

pursuant to two promissory notes, with $3.7 million, $5.8 million and $24.8 million to be settled in November 2020, May 2021 and November 2021, respectively (refer to Item 8. Note 10). On December 8, 2020, we repaid the $3.7 million balance due on the November 2020 portion of the Promissory Notes. During the year ended December 31, 2021, we repaid the $5.8 million balance due on the May 2021 portion of the Promissory Notes and the $24.8 million balance due on the November 2021 portion, settling the debt in full.

Credit Ratings

During the third quarter of 2021, our credit ratings were downgraded by Moody’s and S&P Global Ratings to Ba1 (negative) and BB (stable), respectively, which are not investment grade ratings. On December 31, 2021, our credit rating was BBB- (negative) by Fitch Ratings Inc., which is an investment grade rating.

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

Contractual Obligations

Our enforceable and legally binding obligations as of December 31, 2021 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions):

	Payment Due
	2022	2023-2024	2025-2026	After 2026	Total
Short and long-term debt (1)	$726.1	$1,286.6	$823.6	$1,575.8	$4,412.1
Finance lease obligations	5.6	6.3	4.3	13.7	29.9
Purchase obligations (2)	862.6	3.0	—	—	865.6
Operating leases (3)	29.9	41.9	32.2	94.9	198.9
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (4)	—	—	—	72.5	72.5
Other (5)	22.3	18.4	9.2	—	49.9
Total	$1,646.5	$1,356.2	$869.3	$1,756.9	$5,628.9

(1)Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at December 31, 2021.
(2)Consists of commitments for both materials and services.
(3)Used in normal course of business, principally for warehouse facilities and computer equipment.
(4)Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post-employment benefits. Of this amount, we have funded $38.4 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.
(5)Primarily includes consulting fees, legal settlements, restructuring accruals, insurance obligations, and electrical and gas purchase contracts, which were accrued in Other current liabilities and Other non-current liabilities at December 31, 2021 for all years.

We fund our U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions, which we expect to be approximately $36.5 million over the next 12 months. Future contributions are dependent upon various factors, including employees’ eligible compensation, plan participation and changes, if any, to

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. We generally expect to fund all future contributions with cash flows from operating activities.

As of December 31, 2021, we had approximately $452.3 million of liabilities for uncertain tax positions, including interest and penalties. These unrecognized tax benefits have been excluded from the Contractual Obligations table above due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $232.8 million as of December 31, 2021. This amount is not included in the Contractual Obligations table above because we believe this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

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

Revenue Recognition

Net product sales include estimates of variable consideration for which accruals and allowances are established. Variable consideration for product sales consists primarily of rebates and other incentive programs recorded on the Consolidated Balance Sheets as Accrued customer programs. Where appropriate, these estimates take into consideration a range of possible outcomes in which relevant factors, such as historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, are either probability-weighted to derive an estimate of expected value or the estimate reflects the single most likely outcome. Overall, these reserves reflect the best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known.

Income Taxes

Our tax rate is subject to adjustment over the balance of the year due to, among other things, income tax rate changes by governments; the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in U.S. generally accepted accounting principles; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided taxes. For the year ended December 31, 2021, we recorded a net increase in valuation allowances of $35.9 million, comprised primarily of an increase of valuation allowance for deferred tax assets related to our Latin American businesses included as held for sale.

Although we believe our tax estimates are reasonable and we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments (refer to Item 8. Note 17).

Perrigo Company plc - Item 7
Critical Accounting Estimates

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters (refer to Item 8. Note 19). We do not incorporate insurance recoveries into our reserves for legal contingencies. We separately record receivables for amounts due under insurance policies when we consider the realization of recoveries for claims to be probable, which may be different than the timing in which we establish the loss reserves.

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

Goodwill

Goodwill represents amounts paid for an acquisition of a business in excess of the fair value of net assets received. We perform annual goodwill impairment testing on the first day of the fourth quarter. In the fourth quarter of 2021, we reorganized the reporting structure within our CSCI operating segment which resulted in the Oral Care International, CSC UK and Australia, and BCS reporting units being combined into a new CSCI reporting unit. Following the CSCI reorganization, we have two reporting units as of December 31, 2021. Impairment tests were performed for the legacy reporting units prior to the reorganization and for the CSCI reporting unit immediately after the reorganization.

The impairment test we performed for the legacy Oral Care International reporting unit prior to the reorganization discussed above resulted in a carrying value in excess of the estimated fair value by $10.0 million, therefore, we recognized an impairment. The change in fair value from previous estimates was driven by reduced

Perrigo Company plc - Item 7
Critical Accounting Estimates

projections of future cash flows resulting from increased costs throughout the global supply chain. During the year ended December 31, 2021, we also performed impairment testing related to our Latin America disposal group on its classification as held-for-sale and recorded a goodwill impairment loss of $6.1 million. We recorded goodwill impairment losses in Impairment charges on the Consolidated Statements of Operations.

The test for impairment requires us to make several significant assumptions that impact our estimate of the fair value of a reporting unit, including revenue growth, operating margins, and discount rate. These assumptions are considered critical due to the sensitivity of changes in these assumptions to the related estimate of fair value. The discount rates used in testing each of our reporting units’ goodwill for impairment during our testing were based on the weighted average cost of capital determined for each of our reporting units. In our annual impairment test as of October 3, 2021, discount rates ranged from 7.75% to 9.75%, and perpetual revenue growth rates were 2.0%. In our annual impairment test as of September 27, 2020, discount rates ranged from 7.25% to 9.25%, and perpetual revenue growth rates were 2.0%.

The cash flow forecasts used for our reporting units include assumptions about future activity levels in the near term and longer-term. If growth in our reporting units is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in one or more reporting units is impaired in future impairment tests. An increase in the discount rate could negatively impact the estimated fair value of the reporting units and lead to future impairment. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of our reporting units, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further analysis.

We performed sensitivity analyses on the discounted cash flow valuations that were prepared to estimate the fair value of each reporting unit. Discount rates and perpetual revenue growth rates were increased and decreased by increments of 25 or 50 basis points. For the CSCI reporting unit, the fair value exceeds our carrying amount by less than 10%. Therefore, a 50 basis point increase in the discount rate, or a 25 basis point increase in the discount rate combined with a 25 basis point decrease in the residual growth rate, would indicate potential impairment for this reporting unit. Our sensitivities assume a corresponding decrease in market valuation multiples. Based on the sensitivity of the discount rate assumptions on these analyses, an increase in the discount rate over the next twelve months could negatively impact the estimated fair value of the reporting units and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of our reporting units over the next twelve months, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis.

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

Perrigo Company plc - Item 7A

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk
We are a global company with operations primarily throughout North America, Europe, Australia, and Mexico. We transact business in each location's local currency and in foreign currencies, thereby creating exposures to changes in exchange rates. Our largest exposure is the movement of the U.S. dollar relative to the euro. In addition, our U.S. operations continue to expand their export business, primarily in Canada, China, and Europe, and are subject to fluctuations in the respective exchange rates relative to the U.S. dollar.

Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate the translation effect of a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would have increased operating income of our non-U.S. operating units by approximately $33.2 million for the year ended December 31, 2021. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of December 31, 2021, cumulative net currency translation adjustments increased shareholders’ equity by $67.4 million.

We are also subject to currency exchange risk related to the euro-denominated purchase price for our planned acquisition of HRA Pharma for €1.8 billion. In September 2021, we entered into two non-designated currency option contracts to hedge the foreign currency exposure of the euro-denominated purchase price for HRA Pharma for a total notional value of $1.1 billion that will mature in the third quarter of 2022.

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
Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and administration expenses if the selling prices of our products do not increase with these increased costs.
Refer to Item 8. Note 11 and Note 1 for further information regarding our derivative instruments and hedging activities.

Perrigo Company plc - Item 8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Perrigo Company plc - Item 8

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perrigo Company plc (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter	At December 31, 2021, the Company’s goodwill was $2,999.4 million. As discussed in Note 1 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.

Auditing management’s goodwill impairment tests was complex and highly judgmental due to the significant measurement uncertainty in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions such as revenue growth, operating margins, and discount rate, which are affected by expected future market or economic conditions.

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

Uncertain Tax Positions
Description of the Matter	As described in Note 17 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At December 31, 2021, the Company had liabilities of $347.2 million, excluding interest and penalties, relating to uncertain tax positions.

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

Grand Rapids, Michigan
March 1, 2022

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net sales	$4,138.7	$4,088.2	$3,869.9
Cost of sales	2,722.5	2,593.3	2,436.2
Gross profit	1,416.2	1,494.9	1,433.7

Operating expenses
Distribution	93.0	85.1	82.0
Research and development	122.0	121.7	119.2
Selling	536.4	545.5	538.7
Administration	482.0	478.5	476.5
Impairment charges	173.1	—	13.8
Restructuring	16.9	3.2	25.9
Other operating expense (income)	(417.6)	(4.3)	2.9
Total operating expenses	1,005.8	1,229.7	1,259.0

Operating income	410.4	265.2	174.7

Change in financial assets	—	95.3	(22.1)
Interest expense, net	125.0	127.7	117.5
Other (income) expense, net	26.7	16.3	(68.9)
Loss on extinguishment of debt	—	20.0	0.2
Income from continuing operations before income taxes	258.7	5.9	148.0
Income tax expense (benefit)	389.6	(38.3)	(10.7)
Income (loss) from continuing operations	(130.9)	44.2	158.7
Income (loss) from discontinued operations, net of tax	62.0	(206.8)	(12.6)
Net income (loss)	$(68.9)	$(162.6)	$146.1

Earnings (loss) per share
Basic
Continuing operations	$(0.98)	$0.32	$1.16
Discontinued operations	$0.46	$(1.52)	$(0.09)
Basic earnings per share	$(0.52)	$(1.20)	$1.07
Diluted
Continuing operations	$(0.98)	$0.32	$1.16
Discontinued operations	$0.46	$(1.51)	$(0.09)
Diluted earnings per share	$(0.52)	$(1.19)	$1.07

Weighted-average shares outstanding
Basic	133.6	136.1	136.0
Diluted	133.6	137.2	136.5
See accompanying Notes to Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,864.9	$631.5
Accounts receivable, net of allowance for credit losses of $7.2 and $6.5, respectively	652.9	593.5
Inventories	1,020.2	1,059.4
Prepaid expenses and other current assets	305.8	182.2
Current assets held for sale	16.1	666.9
Total current assets	3,859.9	3,133.5
Property, plant and equipment, net	864.1	864.6
Operating lease assets	166.9	154.7
Goodwill and indefinite-lived intangible assets	3,004.7	3,102.7
Definite-lived intangible assets, net	2,146.1	2,481.5
Deferred income taxes	6.5	40.6
Non-current assets held for sale	—	1,364.0
Other non-current assets	377.5	346.8
Total non-current assets	6,565.8	8,354.9
Total assets	$10,425.7	$11,488.4
Liabilities and Shareholders’ Equity
Accounts payable	$411.2	$451.6
Payroll and related taxes	118.5	152.9
Accrued customer programs	125.6	128.5
Other accrued liabilities	279.4	183.1
Accrued income taxes	16.5	9.0
Current indebtedness	603.8	37.3
Current liabilities held for sale	32.9	419.6
Total current liabilities	1,587.9	1,382.0
Long-term debt, less current portion	2,916.7	3,527.6
Deferred income taxes	239.3	276.2
Non-current liabilities held for sale	—	108.3
Other non-current liabilities	530.1	539.2
Total non-current liabilities	3,686.1	4,451.3
Total liabilities	5,274.0	5,833.3
Commitments and contingencies - Refer to Note 19
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,043.2	7,118.2
Accumulated other comprehensive income	35.5	395.0
Retained earnings (accumulated deficit)	(1,927.0)	(1,858.1)
Total shareholders’ equity	5,151.7	5,655.1
Total liabilities and shareholders' equity	$10,425.7	$11,488.4

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	133.8	133.1

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Net income (loss)	$(68.9)	$(162.6)	$146.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(339.9)	274.4	28.4
Change in fair value of derivative financial instruments	(21.3)	(13.4)	28.2
Change in post-retirement and pension liability	1.7	(5.4)	(1.8)
Other comprehensive income (loss), net of tax	(359.5)	255.6	54.8
Comprehensive income (loss)	$(428.4)	$93.0	$200.9

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash Flows From (For) Operating Activities
Net income (loss)	$(68.9)	$(162.6)	$146.1
Adjustments to derive cash flows:
Depreciation and amortization	312.2	384.8	396.5
Loss (Gain) on sale of business	(47.5)	20.9	(71.7)
Share-based compensation	60.1	58.5	52.2
Impairment charges	173.1	346.8	184.5
Change in financial assets	—	96.4	(22.1)
Loss on extinguishment of debt	—	20.0	0.2
Restructuring charges	16.9	3.5	26.3
Deferred income taxes	9.4	(54.5)	(43.9)
Amortization of debt premium	(3.8)	(2.4)	(4.4)
Other non-cash adjustments, net	0.2	(6.0)	37.6
Subtotal	451.7	705.4	701.3
Increase (decrease) in cash due to:
Accounts receivable	(159.7)	168.9	(140.7)
Inventories	(2.4)	(170.6)	(67.0)
Accounts payable	(7.9)	(2.7)	17.0
Payroll and related taxes	(53.0)	10.8	(3.7)
Accrued customer programs	1.4	(43.3)	(48.6)
Accrued liabilities	(21.4)	(23.1)	(23.2)
Accrued income taxes	(47.7)	(7.0)	(74.5)
Other, net	(4.7)	(2.2)	27.2
Subtotal	(295.4)	(69.2)	(313.5)
Net cash from (for) operating activities	156.3	636.2	387.8
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	3.8	4.1	2.9
Acquisitions of businesses, net of cash acquired	—	(168.5)	(747.7)
Asset acquisitions	(70.6)	(35.2)	(149.1)
Purchase of equity method investment	—	(15.0)	—
Proceeds from the Royalty Pharma contingent milestone	—	—	250.0
Additions to property, plant and equipment	(152.1)	(170.4)	(137.7)
Net proceeds from sale of businesses	1,491.9	187.8	182.5
Other investing, net	2.8	9.4	3.0
Net cash from (for) investing activities	1,275.8	(187.8)	(596.1)
Cash Flows From (For) Financing Activities
Borrowings (repayments) of revolving credit agreements and other financing, net	(30.6)	(3.9)	0.5
Issuances of long-term debt	—	743.8	600.0
Payments on long-term debt	—	(590.0)	(476.0)
Premiums on early debt retirement	—	(19.0)	—
Deferred financing fees	—	(6.7)	(1.0)
Issuance of ordinary shares	—	—	0.9
Repurchase of ordinary shares	—	(164.2)	—
Cash dividends	(129.6)	(123.9)	(112.4)
Other financing, net	(18.5)	(17.2)	(10.2)
Net cash from (for) financing activities	(178.7)	(181.1)	1.8
Effect of exchange rate changes on cash and cash equivalents	(15.6)	19.9	9.7
Net increase (decrease) in cash and cash equivalents	1,237.8	287.2	(196.8)
Cash and cash equivalents of continuing operations, beginning of period	631.5	344.5	541.9
Cash and cash equivalents held for sale, beginning of period	10.0	9.8	9.2
Less cash and cash equivalents held for sale, end of period	(14.4)	(10.0)	(9.8)
Cash and cash equivalents of continuing operations, end of period	$1,864.9	$631.5	$344.5

Perrigo Company plc - Item 8

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$133.0	$145.8	$136.8
Interest received	$8.0	$12.1	$15.1
Income taxes paid	$448.0	$81.2	$136.2
Income taxes refunded	$17.1	$38.3	$28.0
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2018	135.9	$7,421.7	$84.6	$(1,838.3)	$5,668.0
Adoption of new accounting standards	—	—	—	(3.3)	(3.3)
Net income	—	—	—	146.1	146.1
Other comprehensive loss	—	—	54.8	—	54.8
Issuance of ordinary shares under:
Stock options	—	0.9	—	—	0.9
Restricted stock plan	0.3	—	—	—	—
Compensation for stock options	—	4.7	—	—	4.7
Compensation for restricted stock	—	50.6	—	—	50.6
Cash dividends, $0.82 per share	—	(112.4)	—	—	(112.4)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(5.6)	—	—	(5.6)
Balance at December 31, 2019	136.1	7,359.9	139.4	(1,695.5)	5,803.8

Net income	—	—	—	(162.6)	(162.6)
Other comprehensive income	—	—	255.6	—	255.6
Issuance of ordinary shares under:
Restricted stock plan	0.6	—	—	—	—
Compensation for stock options	—	2.0	—	—	2.0
Compensation for restricted stock	—	56.5	—	—	56.5
Cash dividends, $0.90 per share	—	(123.9)	—	—	(123.9)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(10.7)	—	—	(10.7)
Repurchases of ordinary shares	(3.4)	(164.2)	—	—	(164.2)
Purchase of subsidiary's minority interest	—	(1.4)	—	—	(1.4)
Balance at December 31, 2020	133.1	7,118.2	395.0	(1,858.1)	5,655.1

Net loss	—	—	—	(68.9)	(68.9)
Other comprehensive income	—	—	(359.5)	—	(359.5)
Issuance of ordinary shares under:
Restricted stock plan	1.0	—	—	—	—
Compensation for stock options	—	0.9	—	—	0.9
Compensation for restricted stock	—	66.9	—	—	66.9
Cash dividends, $0.96 per share	—	(129.6)	—	—	(129.6)
Shares withheld for payment of employees' withholding tax liability	(0.3)	(13.2)	—	—	(13.2)
Balance at December 31, 2021	133.8	$7,043.2	$35.5	$(1,927.0)	$5,151.7

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

Our vision is to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that are designed to enhance individual well-being and empower consumers to proactively prevent or treat conditions that can be self-managed.

Basis of Presentation

Our fiscal year begins on January 1 and ends on December 31 of each year. We end our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Segment Reporting

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and Oral care categories, our divested Animal health category, and contract manufacturing) in the U.S., Mexico and Canada.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business primarily branded in Europe and Australia, and our store brand business in the United Kingdom and parts of Europe and Asia. Our liquid licensed products business in the United Kingdom was included in this segment until it was divested on June 19, 2020.

We previously had an RX segment which was comprised of our prescription pharmaceuticals business in the U.S., and other pharmaceuticals and diagnostic business in Israel, which have been divested. Following the divestiture, there were no substantial assets or operations left in this segment. The RX segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report (refer to Note 8).

Our segments reflect the way in which our management makes operating decisions, allocates resources and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 21.

Principles of Consolidation

The consolidated financial statements include our accounts and accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Unconsolidated Variable Interest Entities

We have arrangements with certain companies that we determined to be variable interest entities ("VIEs"). We did not consolidate the VIEs in our financial statements because we lack the power to direct the activities that most significantly impact their economic performance and thus are not considered the primary beneficiaries of these entities.

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

Net product sales include estimates of variable consideration for which accruals and allowances are established. Variable consideration for product sales consists primarily of rebates and other incentive programs recorded on the Consolidated Balance Sheets as Accrued customer programs. Where appropriate, these estimates take into consideration a range of possible outcomes in which relevant factors, such as historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, are either probability weighted to derive an estimate of expected value or the estimate reflects the single most likely outcome. Overall, these reserves reflect the best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known. Accrued customer programs and allowances were $125.8 million and $147.5 million at December 31, 2021 and December 31, 2020, respectively.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out method. Costs include material and conversion costs. Inventory related to research and development ("R&D") is expensed when it is determined the materials have no alternative future use.

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

For more information on our investments, refer to Note 10.

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

We also have economic non-designated derivatives that we have not elected hedge accounting. These derivative instruments are adjusted to current market value at the end of each period through earnings. Gains or losses on these instruments are offset substantially by the remeasurement adjustment on the hedged item.

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

The impact of gains and losses on foreign exchange contracts not designated as hedging instruments related to changes in the fair value of assets and liabilities denominated in foreign currencies are generally offset by net foreign exchange gains and losses, which are also included on the Consolidated Statements of Operations in Other (income) expense, net for all periods presented. When we enter into foreign exchange contracts not

Perrigo Company plc - Item 8
Note 1

designated as hedging instruments to mitigate the impact of exchange rate volatility in the translation of foreign earnings, gains and losses will generally be offset by fluctuations in the U.S. dollar-translated amounts of each Income Statement account in current and/or future periods. Net foreign exchange losses totaled $26.8 million, $0.3 million, and $3.2 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. The 2021 loss includes a loss of $20.9 million for the change in fair value of the option contracts to hedge the foreign currency exposure of the euro-denominated purchase price for HRA Pharma.

For more information on our derivatives, refer to Note 11.

Property, Plant and Equipment, net

Property, plant and equipment, net is recorded at cost and is depreciated using the straight-line method. Useful lives for financial reporting range from 3 to 10 years for machinery and equipment and 10 to 45 years for buildings. We capitalize certain computer software and development costs, included in machinery and equipment, when incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over the estimated useful lives of the software, which range from 3 to 10 years. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense includes amortization of assets recorded under finance leases and totaled $86.8 million, $75.6 million, and $77.5 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

    We held the following property, plant and equipment, net (in millions):

	December 31, 2021	December 31, 2020
Land	$51.3	$52.2
Buildings	537.6	516.1
Machinery and equipment	1,186.8	1,157.2
Gross property, plant and equipment	1,775.7	1,725.5
Less: accumulated depreciation	(911.6)	(860.9)
Property, plant and equipment, net	$864.1	$864.6

Leases

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

Many of our leases include one or more options to extend the lease term. Certain leases also include options to terminate early or purchase the leased property, all of which are executed at our sole discretion. Optional periods may be included in the lease term and measured as part of the lease asset and lease liability if we are reasonably certain to exercise our right to use the leased asset during the optional periods. We generally consider renewal options to be reasonably certain of execution and included in the lease term when significant leasehold improvements have been made by us to the leased assets. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

Perrigo Company plc - Item 8
Note 1

Certain of our lease agreements include contingent rental payments based on per unit usage over contractual levels (e.g., miles driven or machine hours used) and others include rental payments adjusted periodically for market reviews or inflationary indexes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For more information on our leases, refer to Note 12.

Goodwill and Intangible Assets

Goodwill

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets acquired. Goodwill is tested for impairment annually on the first day of our fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists.

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected discounted future cash flows. Changes in these estimates may result in the recognition of an impairment loss. We have two reporting units that are evaluated for impairment as of December 31, 2021.

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

Perrigo Company plc - Item 8
Note 1

We estimate the fair value of stock option awards granted based on the Black-Scholes option pricing model, which requires the use of subjective and complex assumptions. These assumptions include estimating the expected term that awards granted are expected to be outstanding, the expected volatility of our stock price for a period commensurate with the expected term of the related options, and the risk-free rate with a maturity closest to the expected term of the related awards. Restricted stock and restricted stock units are valued based on our stock price on the day the awards are granted. The estimated fair value of outstanding Relative Total Shareholder Return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation, which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends (refer to Note 15).

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

We record reserves for uncertain tax positions to the extent it is more likely than not the tax return position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. We include interest and penalties attributable to uncertain tax positions and income taxes as a component of our income tax provision (refer to Note 17).

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain of our legal matters (refer to Note 19). We do not incorporate insurance recoveries into our reserves for legal contingencies. We separately record receivables for amounts due under insurance policies when we consider the realization of recoveries for claims to be probable, which may be different than the timing in which we establish the loss reserves.

Research and Development

All R&D costs, including payments related to products under development and research consulting agreements, are expensed as incurred. We incur costs throughout the development cycle, including costs for research, clinical trials, manufacturing validation, and other pre-commercialization approval costs that are included in R&D. We may continue to make non-refundable payments to third parties for new technologies and for R&D work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made. R&D expense was $122.0 million, $121.7 million, and $119.2 million, for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

We actively collaborate with other companies to develop, manufacture and market certain products or groups of products. We may choose to enter into these types of agreements to, among other things, leverage our or others’ scientific research and development expertise or utilize our extensive marketing and distribution resources. Our policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as a development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") approval directly related to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. If we acquire product rights that are in the development phase and as to which we have no assurance that the third party will successfully complete its development milestones, we expense the amount paid.

Perrigo Company plc - Item 8
Note 1

We enter into a number of collaboration agreements in the ordinary course of business. Terms of such agreements may require us to make or receive milestone payments upon the achievement of certain product research and development objectives and pay or receive royalties on the future sale, if any, of commercial products resulting from the collaboration. Milestone and up-front payments made, and other research and development costs or reimbursements related to collaboration agreements, are generally recorded in research and development expense if the payments relate to drug candidates that have not yet received regulatory approval. Milestone and up-front payments made related to approved drugs will generally be capitalized and amortized to cost of goods sold over the economic life of the product. Royalties received are generally reflected as revenue, and royalties paid are generally reflected as cost of goods sold.

Advertising Costs

Advertising costs relate primarily to print advertising, direct mail, on-line advertising, social media communications, and television advertising and are expensed as incurred. For the year ended December 31, 2021, 90% of advertising expense was attributable to our CSCI segment. Advertising costs were as follows (in millions):

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$130.9	$130.5	$142.8

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

Actuarial gains and losses are recognized on the Consolidated Statement of Operations using the corridor method. Under the corridor method, to the extent that any cumulative unrecognized net actuarial gain or loss exceeds 10% of the greater of the present value of the defined benefit obligation and the fair value of the plan assets, that portion is recognized over the expected average remaining working lives of the plan participants. Otherwise, the net actuarial gain or loss is recorded in OCI. We recognize the funded status of benefit plans on the Consolidated Balance Sheets. In addition, we recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost of the period as a component of OCI (refer to Note 18).

Perrigo Company plc - Item 8
Note 1

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
The following table presents the allowance for credit losses activity (in millions):

	Year Ended
	December 31, 2021	December 31, 2020
Balance at beginning of period	$6.5	$6.0
Provision for credit losses, net	4.0	2.3
Receivables written-off	(0.7)	(2.2)
Transfer to held for sale	(1.4)	—
Currency translation adjustment	(1.2)	0.4
Balance at end of period	$7.2	$6.5
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

Recently Issued Accounting Standards Not Yet Adopted
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This guidance amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes such items at fair value at acquisition date.	January 1, 2023	Upon adoption on the effective date, the amendments will be applied prospectively to business combinations. Early adoption is permitted in an interim period; however, retrospective application is required for any acquisitions occurring after the beginning of the fiscal year that includes the interim period of early application. We are currently assessing the adoption impact of this standard; however, we do not anticipate a material impact from applying the recognition and measurement principles of Topic 606 to contract assets or liabilities acquired as part of a business combination.

NOTE 2 - REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Perrigo Company plc - Item 8
Note 2

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) during each of the periods presented below (in millions):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
U.S.	$2,565.9	$2,579.0	$2,360.3
Europe(2)	1,393.0	1,350.6	1,335.8
All other countries(3)	179.8	158.6	173.8
Total net sales	$4,138.7	$4,088.2	$3,869.9

(1)    The net sales by geography is derived from the location of the entity that sells to a third party.
(2)    Includes Ireland net sales of $23.7 million, $29.8 million, and $23.4 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
(3)    Includes revenue generated primarily in Mexico, Australia, and Canada.

Product Category

The following is a summary of our net sales by category (in millions):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
CSCA(1)
Upper respiratory	$483.1	$505.8	$529.3
Digestive health	475.1	471.3	429.2
Pain and sleep-aids	405.4	434.5	390.9
Nutrition	401.9	388.3	395.3
Oral care	311.9	288.2	111.7
Healthy lifestyle	297.7	352.4	356.1
Skincare and personal hygiene	219.2	200.6	191.3
Vitamins, minerals, and supplements	31.7	27.0	28.6
Animal health	—	—	43.7
Other CSCA(2)	67.1	24.9	11.6
Total CSCA	2,693.1	2,693.0	2,487.7
CSCI
Skincare and personal hygiene	394.3	351.8	371.6
Upper respiratory	226.2	255.1	276.8
Vitamins, minerals, and supplements	217.4	201.0	180.2
Pain and sleep-aids	201.8	190.4	167.9
Healthy lifestyle	179.3	165.4	173.8
Oral care	95.8	97.8	51.2
Digestive health	38.4	26.5	27.1
Other CSCI(3)	92.4	107.2	133.6
Total CSCI	1,445.6	1,395.2	1,382.2
Total net sales	$4,138.7	$4,088.2	$3,869.9

(1)    Includes net sales from our OTC contract manufacturing business.
(2)    Consists primarily of product sales and royalty income related to supply and distribution agreements, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.
(3)    Consists primarily of liquid licensed products, our distribution business and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

Perrigo Company plc - Item 8
Note 2

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $299.7 million, $261.4 million, and $285.3 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	December 31, 2021	December 31, 2020
Short-term contract assets	Prepaid expenses and other current assets	$40.2	$19.7

NOTE 3 - ACQUISITIONS AND DIVESTITURES

Acquisitions During the Year Ended December 31, 2021

Héra SAS (“HRA Pharma”) Acquisition Agreement

On September 8, 2021, we and our wholly-owned subsidiary Habsont Unlimited Company (the "Purchaser"), entered into a Put Option Agreement to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from funds affiliated with private equity firms Astorg and Goldman Sachs Asset Management (collectively, the "Sellers"). Pursuant to the Put Option Agreement, following completion of the works council consultation process required under French law, the selling shareholders exercised their put option right under the Put Option Agreement and, on October 20, 2021, the Company, the Purchaser and the Sellers entered into a Securities Sale Agreement in the form previously agreed by the parties (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser has agreed to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from the Sellers for cash. The transaction values HRA Pharma at approximately €1.8 billion, or approximately $2.1 billion based on exchange rates as of the date of the Put Option Agreement, on an enterprise value basis and using a lockbox mechanism set forth in the Purchase Agreement. In September 2021, we entered into two non-designated currency option contracts to hedge the foreign currency exposure of the euro-denominated purchase price for HRA Pharma (refer to Note 11).

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

Perrigo Company plc - Item 8
Note 3

Acquisitions During the Year Ended December 31, 2020

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

The addition of these market-leading OTC brands complements our already robust skincare portfolio and adds scale to our Eastern European business. The acquisition also serves as another step for our CSCI growth plan and provides new opportunities for self-care revenue synergy in the European markets. The operating results of the brands are reported within our CSCI segment. The acquisition of the Eastern European Brands was accounted for as a business combination and has been reported in our Consolidated Statements of Operations as of the acquisition date.

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

Oral Care Assets of High Ridge Brands

On April 1, 2020, we acquired the oral care assets of High Ridge Brands ("Dr. Fresh") for total purchase consideration of $113.0 million, subject to customary post-closing adjustments, including a working capital settlement. After post-closing adjustments as of December 31, 2020, total cash consideration paid was $106.2 million, net of $2.0 million that we allocated as prepayment of contract consideration for transitional services received related to the transaction.

This acquisition includes the children’s oral care value brand, Firefly®, in addition to the REACH® and Dr. Fresh® brands, and a licensing portfolio. The U.S. operations, which represent a significant portion of the business, are reported in our CSCA segment and the remaining non-U.S. operations are reported in our CSCI segment.

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

Perrigo Company plc - Item 8
Note 3

The following table summarizes the consideration paid for Dr. Fresh and the provisional amounts of the assets acquired and liabilities assumed (in millions):

Oral Care Assets of High Ridge Brands (Dr. Fresh)
Purchase price paid	$106.2

Assets acquired:
Accounts receivable	$13.1
Inventories	22.2
Prepaid expenses and other current assets	0.4
Property, plant and equipment, net	0.7
Operating lease assets	2.6
Goodwill	17.2
Distribution and license agreements and supply agreements	2.2
Developed product technology, formulations, and product rights	0.1
Customer relationships and distribution networks	20.6
Trademarks, trade names, and brands	43.2
Total intangible assets	$66.1
Total assets	$122.3
Liabilities assumed:
Accounts payable	$6.1
Other accrued liabilities	3.8
Payroll and related taxes	0.7
Accrued customer programs	3.0
Other non-current liabilities	2.5
Total liabilities	$16.1
Net assets acquired	$106.2

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

Ranir Global Holdings, LLC

On July 1, 2019, we acquired 100% of the outstanding equity interest in Ranir Global Holdings, LLC ("Ranir"), a privately-held company, for total base consideration of $750.0 million in a debt-free, cash-free transaction. After post-closing adjustments, total cash consideration paid was $747.7 million, net of $11.5 million cash acquired. We funded the transaction with cash on hand and borrowings under the 2018 Revolver (as defined in Note 13).

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

Perrigo Company plc - Item 8
Note 3

The following table summarizes the consideration paid for Ranir and the amounts of the assets acquired and liabilities assumed (in millions):

Ranir
Purchase price paid	$759.2

Assets acquired:
Cash and cash equivalents	$11.5
Accounts receivable	40.6
Inventories	59.0
Prepaid expenses and other current assets	4.0
Property, plant and equipment, net	40.8
Operating lease assets	3.7
Goodwill	292.7
Definite-lived intangibles:
Developed product technology, formulations, and product rights	48.6
Customer relationships and distribution networks	260.0
Trademarks, trade names, and brands	41.0
Indefinite-lived intangibles:
In-process research and development	39.7
Total intangible assets	$389.3
Other non-current assets	2.8
Total assets	$844.4
Liabilities assumed:
Accounts payable	$17.6
Other accrued liabilities	7.7
Payroll and related taxes	5.5
Accrued customer programs	5.7
Deferred income taxes	45.9
Other non-current liabilities	2.8
Total liabilities	$85.2
Net assets acquired	$759.2

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

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the acquisition of Ranir, Dr. Fresh and the Eastern European brands occurred on January 1, 2019, and had been combined with the results reported in our Consolidated Statements of Operations for all periods presented (in millions):

	Year Ended
(Unaudited)	December 31, 2020	December 31, 2019
Net sales	$4,136.5	$4,144.7
Income from continuing operations	$58.2	$185.0

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

Divestitures During the Year Ended December 31, 2021

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

Perrigo Company plc - Item 8
Note 4

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CSCA(1)	CSCI(2)	Total
Balance at December 31, 2019	$1,899.1	$1,203.7	$3,102.8
Business divestitures	—	(115.6)	(115.6)
Business acquisitions	14.8	7.3	22.1
Currency translation adjustments	1.5	83.3	84.8
Purchase accounting adjustments	(10.4)	12.0	1.6
Balance at December 31, 2020	1,905.0	1,190.7	3,095.7
Impairments	(6.1)	(10.0)	(16.1)
Purchase accounting adjustments	2.4	(2.4)	—
Currency translation adjustments	1.1	(81.3)	(80.2)
Balance at December 31, 2021	$1,902.4	$1,097.0	$2,999.4

(1) We had accumulated goodwill impairments of $6.1 as of December 31, 2021.
(2) We had accumulated goodwill impairments of $878.4 as of December 31, 2021 and $868.4 million as of December 31, 2020.

CSCA Reporting Unit Goodwill

On May 18, 2021, we announced a definitive agreement to sell our Mexico and Brazil-based OTC businesses ("Latin American businesses"), both within our CSCA segment, to Advent International. As a result, we prepared a goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment of $6.1 million within our CSCA segment during the three months ended July 3, 2021 (refer to Note 7 and Note 9).

CSCI Reporting Unit Goodwill

During the three months ended December 31, 2021, we reorganized the reporting structure within our CSCI segment following the integration of our reporting units into a new operating structure. The goodwill previously included in the Oral Care International, CSC UK and Australia, and BCS reporting units was combined into a single CSCI reporting unit. Impairment tests were performed for the legacy reporting units prior to the reorganization and for the CSCI reporting unit immediately after the reorganization.

During the three months ended June 27, 2020, our Branded Consumer Self-care ("BCS") reporting unit included in the CSCI segment had an indication of potential impairment which was driven by a decrease in forecasted cash flows in the second half of 2020 related to impacts from the COVID-19 pandemic. We prepared an impairment test as of June 27, 2020 and determined that the fair value of the BCS reporting unit exceeded net book value by less than 10%, consistent with prior annual impairment test as of October 1, 2019. There was no indication of impairment during the remaining six months of December 31, 2020, nor during the year ended December 31, 2021.

In conjunction with our annual impairment test, during the three months ended December 31, 2021, we recorded an impairment charge in our Oral Care International reporting unit within our CSCI segment of $10.0 million. The change in fair value from previous estimates was driven by reduced projections of future cash flows resulting from increased costs throughout the global supply chain (refer to Note 7).

Perrigo Company plc - Item 8
Note 4

Intangible assets and the related accumulated amortization consisted of the following (in millions):

	Year Ended
	December 31, 2021		December 31, 2020
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.5	$—	$4.3	$—
In-process research and development	1.8	—	2.7	—
Total indefinite-lived intangibles	$5.3	$—	$7.0	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$73.2	$56.9	$74.8	$55.4
Developed product technology, formulations, and product rights	300.2	191.4	303.3	177.3
Customer relationships and distribution networks	1,820.7	887.8	1,920.5	823.7
Trademarks, trade names, and brands	1,482.3	394.2	1,581.5	342.2
Non-compete agreements	2.1	2.1	2.9	2.9
Total definite-lived intangibles	$3,678.5	$1,532.4	$3,883.0	$1,401.5
Total intangible assets	$3,683.8	$1,532.4	$3,890.0	$1,401.5
Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

The remaining weighted-average useful life for our amortizable intangible assets by asset class at December 31, 2021 was as follows:

Amortizable Intangible Asset Category	Remaining Weighted-Average Useful Life (Years)
Distribution and license agreements and supply agreements	7
Developed product technology, formulations, and product rights	8
Customer relationships and distribution networks	15
Trademarks, trade names, and brands	15

We recorded amortization expense of $210.0 million, $212.2 million, and $219.6 million during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

    Our estimated future amortization expense is as follows (in millions):

Year	Amount
2022	$194.9
2023	183.6
2024	174.7
2025	168.0
2026	160.2
Thereafter	1,264.7

Licensed Pain Relief Products

During the year ended December 31, 2019, following commercial launch delays relating to certain pain relief products that we licensed from a third party, the licensor determined that it would not extend the license agreement upon expiration. As a result, we determined the asset was fully impaired and recorded an asset

Perrigo Company plc - Item 8
Note 4

impairment of $9.7 million relating to this license, which we had reported as a definite-lived intangible asset in our CSCI segment (refer to Note 7).

In-process R&D ("IPR&D")

We recorded an impairment charge of $0.9 million and $4.1 million on certain IPR&D assets during the years ended December 31, 2021 and December 31, 2019, respectively, due to changes in the projected development and regulatory timelines for various projects.

NOTE 5 - ACCOUNTS RECEIVABLE FACTORING

During the year ended December 31, 2020, we had accounts receivable factoring arrangements with non-related third-party financial institutions (the “Factors”). Pursuant to the terms of the arrangements, we sell to the Factors certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. An administrative fee per invoice is charged on the gross amount of accounts receivables assigned to the Factors, and interest is calculated at the applicable EUR LIBOR rate plus a spread. At December 31, 2020, the total amount factored on a non-recourse basis and excluded from accounts receivable was $6.9 million. During the year ended December 31, 2021, the factoring program was discontinued and there were no amounts factored on a non-recourse basis and excluded from accounts receivable.

NOTE 6 - INVENTORIES

Major components of inventory were as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020
Finished goods	$549.2	$574.1
Work in process	251.9	220.4
Raw materials	219.1	264.9
Total inventories	$1,020.2	$1,059.4

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

Perrigo Company plc - Item 8
Note 7

The table below summarizes the valuation of our financial instruments carried at fair value by the above pricing categories (in millions):

	Year Ended
	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$0.4	$—	$—	$2.5	$—	$—
Foreign currency forward contracts	—	5.7	—	—	9.8	—
Cross-currency swap	—	—	—	—	6.3	—
Foreign currency option contracts	—	5.0	—	—	—	—
Total assets	$0.4	$10.7	$—	$2.5	$16.1	$—

Liabilities:
Foreign currency forward contracts	$—	$2.4	$—	$—	$7.9	$—
Cross-currency swap	—	13.8	—	—	—	—
Total liabilities	$—	$16.2	$—	$—	$7.9	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$71.7	$—	$—	$—
Total assets	$—	$—	$71.7	$—	$—	$—
Liabilities
Liabilities held for sale, net(2)	$—	$—	$16.8	$—	$—	$—
Total liabilities	$—	$—	$16.8	$—	$—	$—

(1)     During the year ended December 31, 2021, goodwill with a carrying value of $81.7 million was written down to a fair value of $71.7 million.
(2)    We measured the net assets held for sale for impairment purposes and recorded a total impairment of $162.2 million, resulting in a net liability held for sale balance (refer to Note 9).

There were no transfers within Level 3 fair value measurements during the years ended December 31, 2021 or December 31, 2020 (refer to Note 10 for information on our investment securities and Note 11 for a discussion of derivatives).

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

Cross-currency Swaps

We value the cross-currency swaps using a method which discounts the expected cash flows resulting from the derivative. We estimate the cash flows using the contractual term of the derivative, including the period to maturity and we use observable market-based inputs, including interest rate curves, and foreign exchange rate.

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

The table below summarizes the change in fair value of the Royalty Pharma contingent milestone (in millions):

Year Ended
December 31, 2020
Balance at beginning of period	$95.3
Change in fair value	(95.3)
Balance at end of period	$—

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

During the year ended December 31, 2019, the fair value of the Royalty Pharma contingent milestone payment related to 2020 increased by $22.1 million to $95.3 million. These adjustments were driven by higher projected global net sales of Tysabri and the estimated probability of achieving the earn-out. There was no contingent milestone based on 2019 sales of Tysabri. The Royalty Pharma payments from Biogen for Tysabri were $337.5 million in 2018, which triggered the $250.0 million milestone payment received during the year ended December 31, 2019.

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Goodwill and Intangible Assets

Latin America

During the year ended December 31, 2021, as a result of our definitive agreement to sell our Latin American businesses, we prepared a goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment in the CSCA segment (refer to Note 4).

Oral Care Reporting Unit Goodwill

During the year ended December 31, 2021, we prepared a goodwill impairment test utilizing a combination of comparable company and discounted cash flow techniques. In our comparable company market approach, we considered observable market information (Level 2 inputs). Our cash flow projections included revenue assumptions, gross margin and operating expenses based on the reporting unit’s growth plans (Level 3 inputs). In our discounted cash flow analysis, we used a long-term growth rate of 2.0%. We used a discount rate of 9.75% in the analysis, which correlates with the required investment return and risk that we believe market participants would apply to the projected growth rate. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows and applied blended jurisdictional tax rates ranging from 16.5% to 29.1%. We weighted indications of fair value resulting from the market approach and present value techniques, considering the reasonableness of the range of measurements and the point within the range that we determined was most representative of fair market conditions (refer to Note 4).

Perrigo Company plc - Item 8
Note 7

Licensed Pain Relief Products

During the year ended December 31, 2019, we measured the impairment of certain pain relief products that we license from a third party, a definite-lived intangible asset. We determined the asset was fully impaired because the agreement with the licensor would not be extended upon expiration (refer to Note 4).

Assets (liabilities) held for sale, net

During the year ended December 31, 2021, as a result of our definitive agreement to sell our Latin American businesses, we prepared an impairment test on the net assets held for sale related to this business. We determined the carrying value of the net assets held for sale exceed the fair value less cost to sell and recorded an impairment in the CSCA segment (refer to Note 9).
Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	Year Ended
	December 31, 2021		December 31, 2020
	Level 1	Level 2	Level 1	Level 2
Public bonds
Carrying value (excluding discount)	$2,760.0	$—	$2,760.0	$—
Fair value	$2,847.2	$—	$3,031.1	$—

Private placement note
Carrying value (excluding premium)	$—	$153.5	$—	$164.9
Fair value	$—	$162.6	$—	$177.5

The fair values of our public bonds for all periods were based on quoted market prices. The fair values of our private placement note for all periods were based on interest rates offered for borrowings of a similar nature and remaining maturities.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, promissory notes related to our equity method investments, and variable rate long-term debt, approximate their fair value.

NOTE 8 - DISCONTINUED OPERATIONS

Our discontinued operations primarily consist of our RX segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “RX business”).

On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris. On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion. The consideration includes a $53.3 million reimbursement related to an ANDA for a generic topical lotion which Altaris is required to deliver in cash to Perrigo pursuant to the terms of the Agreement. The sale resulted in a pre-tax gain, net of professional fees, of $47.5 million recorded in Other (income) expense, net on the Statement of Operations for discontinued operations. The gain included a $159.3 million increase from the write-off of foreign currency translation adjustment from Accumulated other comprehensive income. The transaction gain was subject to final settlements under the Agreement, which were finalized in the first quarter of 2022 with no change to the gain reported for the year ended December 31, 2021.

As of March 1, 2021, we determined that the RX business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results have been reflected in our consolidated financial statements as a discontinued operation and its assets and liabilities have been classified as held for sale. We ceased recording

Perrigo Company plc - Item 8
Note 8
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

We recognized $7.2 million of income related to the transition services agreement ("TSA") in Other operating expense (income) and collected $3.6 million during the year ended December 31, 2021. We recognized $60.6 million of product sales and royalty income in Net sales related to the supply and distribution agreements with the RX business, of which $28.7 million was collected during the year ended December 31, 2021. We purchased $18.4 million of inventories related to the supply arrangement with the RX business of which we paid $12.0 million during the year ended December 31, 2021.

Additionally, under the TSA, we net settle any receipts received or payments made on behalf of the RX business’ customers or vendors. As of December 31, 2021, we recorded a receivable in the amount of $2.3 million in Prepaid expenses and other current assets for the reimbursement due to Perrigo.

In the transaction, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 19 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, the buyer's obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on the buyer's obligation of $50.0 million. We have not requested payments from the buyer related to the indemnity of these liabilities during the twelve months ended December 31, 2021.

Income from discontinued operations, net of tax was as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net sales	$405.1	$975.0	$967.5
Cost of sales	258.4	645.1	619.5
Gross profit	146.7	329.9	348.0

Operating expenses
Distribution	6.1	15.2	14.1
Research and development	30.8	54.8	67.3
Selling	16.3	30.1	25.1
Administration	36.4	31.8	39.1
Impairment charges	—	346.8	170.7
Restructuring	—	0.3	0.3
Other operating expense (income)	(0.4)	0.7	1.3
Total operating expenses	89.2	479.7	317.9

Operating income (loss)	57.5	(149.8)	30.1

Interest expense, net	0.8	3.5	4.3
Other (income) expense, net	(1.6)	2.0	2.8
Income (loss) from discontinued operations before tax	58.3	(155.3)	23.0
Gain on disposal of discontinued operations before tax	(47.5)	—	—
Income (loss) before income taxes	105.8	(155.3)	23.0
Income tax expense	43.8	51.5	35.6
Income (loss), net of tax	$62.0	$(206.8)	$(12.6)

Perrigo Company plc - Item 8
Note 8
During the year ended December 31, 2021, we incurred $40.8 million of separation costs related to the sale of the RX business. The costs incurred included selling costs, which were reported in gain on discontinued operations before tax as part of the gain on sale of the RX business. Separation costs incurred in prior periods were included in administration expenses.

Select cash flow information related to discontinued operations was as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$15.4	$97.0	$99.4
Restructuring charges	—	0.3	0.3
Impairment charges	—	346.8	170.7
Share-based compensation	10.8	5.2	5.5
Gain on sale of business	(47.5)	—	—

Cash flows from discontinued operations investing activities:
Asset acquisitions	$(69.7)	$(0.9)	$(49.1)
Additions to property, plant and equipment	(16.1)	(10.2)	(16.3)
Net proceeds from sale of business	1,491.9	—	—

Asset acquisitions related to discontinued operations consisted of two Abbreviated New Drug Applications ("ANDAs") purchased under a contractual arrangement. On December 31, 2020, we purchased an ANDA for a generic topical gel for $16.4 million, which was subsequently paid during the three months ended April 3, 2021 and on March 8, 2021, we purchased an ANDA for a generic topical lotion for $53.3 million. These ANDAs were acquired by Altaris as part of the RX business sale.

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

During the three months ended July 3, 2021, management committed to a plan to sell our Latin American businesses; as a result, such assets were classified as held for sale. The assets associated with this business were reported within our CSCA segment. The sale is expected to close in the first half of 2022. At July 3, 2021, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less cost to sell, resulting in an impairment charge of $152.5 million. At December 31, 2021 and October 2, 2021 we recorded additional impairment charge of $1.0 million and $2.6 million, respectively resulting in a total impairment charge of $156.1 million. We also recorded a goodwill impairment charge of $6.1 million within our CSCA segment (refer to Note 4), resulting in a total impairment charge of $162.2 million.

The assets and liabilities held for sale related to the Latin American businesses were reported within Current assets held for sale and Current liabilities held for sale on the Consolidated Balance Sheets. Net of impairment charges, the assets and liabilities of the Latin American businesses reported as held for sale as of December 31, 2021 totaled $16.1 million and $32.9 million, respectively.

NOTE 10 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

		Year Ended
Measurement Category	Balance Sheet Location	December 31, 2021	December 31, 2020
Fair value method	Prepaid expenses and other current assets	$0.4	$2.5
Fair value method(1)	Other non-current assets	$1.8	$1.9
Equity method	Other non-current assets	$66.4	$69.8

(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Year Ended
Measurement Category	Income Statement Location	December 31, 2021	December 31, 2020	December 31, 2019
Fair value method	Other (income) expense, net	$2.0	$3.0	$4.9
Equity method	Other (income) expense, net	$1.1	$(3.0)	$(2.7)

On June 17, 2020, we announced our entrance into the cannabidiol (“CBD”) market through a strategic investment in and long-term supply agreement with Kazmira LLC ("Kazmira"), a leading supplier of hemp-based CBD products free of tetrahydrocannabinol (“THC-free”) based in Watkins, Colorado. In addition to the supply agreement, we acquired an approximate 20% equity stake in Kazmira for $50.0 million with $15.0 million paid at close of the transaction and the balance due within 18 months thereafter, reported in our CSCA segment (refer to Note 13). Our minority equity investment initiates the first phase of the partnership in which we will collaborate to scale-up Kazmira’s facilities and laboratories, in accordance with current Good Manufacturing Practices, to produce zero-THC CBD from industrial hemp that meets our standards for reliability and consistency. In the second phase of the partnership, we will work to launch zero-THC hemp-based CBD products in a number of global markets, while leveraging our supply agreement with Kazmira, which is exclusive for the U.S. store brand market. We report our equity method earnings from Kazmira in our Consolidated Financial Statements on a quarterly lag.

Perrigo Company plc - Item 8
Note 11

NOTE 11 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Option Contracts

We enter into foreign currency option contracts, both designated and non-designated, in order to manage the impact of fluctuations of foreign exchange on expected future purchases and related payables denominated in a foreign currency and to hedge the impact of fluctuations of foreign exchange on expected future sales and related receivables denominated in a foreign currency.

In September of 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that will mature in the third quarter of 2022. We recorded a loss of $20.9 million for the change in fair value of the option contracts during the year ended December 31, 2021 in Other (income) expense, net. Gains or losses on the derivatives due to changes in the EUR/USD exchange rate prior to the close of the acquisition will be economically offset at closing in the final settlement of the euro-denominated HRA Pharma purchase price. At the time of settlement, we are obligated to pay contract premiums of $25.9 million.

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

On August 15, 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of our net investment in European operations. This agreement is a contract to exchange floating-rate Euro payments for floating-rate U.S. dollar payments through August 15, 2022. We terminated this cross-currency swap January 28, 2022. The payments are based on a notional basis of €450.0 million ($498.0 million) and settle quarterly.

Interest Rate Swaps

Interest rate swap agreements are contracts to exchange floating rate for fixed rate payments (or vice versa) over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. There were no active designated or non-designated interest rate swaps as of December 31, 2021 and December 31, 2020.

Foreign Currency Forwards

In a foreign currency forward, a contract is written to exchange currencies at a fixed exchange rate at a future settlement date. We designate foreign currency forwards primarily as cash flow hedges to protect against foreign currency fluctuations of probable forecasted purchases and sales. The settlement dates of foreign currency forwards range from 1 to 60 months.

Perrigo Company plc - Item 8
Note 11

Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	December 31, 2021	December 31, 2020
European Euro (EUR)	$232.6	$312.6
British Pound (GBP)	135.8	92.3
Swedish Krona (SEK)	47.8	41.2
Chinese Yuan (CNH)	37.7	49.1
Danish Krone (DKK)	37.5	65.2
Canadian Dollar (CAD)	29.0	36.8
United States Dollar (USD)	22.9	101.5
Polish Zloty (PLZ)	21.0	21.8
Norwegian Krone (NOK)	11.0	7.8
Turkish Lira (TRY)	3.1	4.0
Switzerland Franc (CHF)	1.9	8.2
Australian Dollar (AUD)	1.6	11.3
Romanian New Leu (RON)	1.6	3.6
Mexican Peso (MPX)	1.0	15.6
Israeli Shekel (ILS)	—	94.4
Other	3.6	2.3
Total	$588.1	$867.7

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
		Year Ended
	Balance Sheet Location	December 31, 2021	December 31, 2020
Designated derivatives
Foreign currency forward contracts	Prepaid expenses and other current assets	$3.5	$5.0
Foreign currency forward contracts	Other non-current assets	1.3	0.5
Cross-currency swap	Other non-current assets	—	6.3
Total designated derivatives		$4.8	$11.8
Non-designated derivatives
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.9	$4.3
Foreign currency options	Prepaid expenses and other current assets	5.0	—
Total non-designated derivatives		$5.9	$4.3

Perrigo Company plc - Item 8
Note 11

		Liability Derivatives
		Fair Value
		Year Ended
	Balance Sheet Location	December 31, 2021	December 31, 2020
Designated derivatives
Foreign currency forward contracts	Other accrued liabilities	$1.2	$5.5
Cross-currency swap	Other accrued liabilities	13.8	—
Total designated derivatives		$15.0	$5.5
Non-designated derivatives
Foreign currency forward contracts	Other accrued liabilities	$1.2	$2.4

The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

	Year Ended
	December 31, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(1.8)	Interest expense, net	—
Foreign currency forward contracts	5.7	Net sales	(2.5)	Net sales	—
		Cost of sales	0.8	Cost of sales	0.5
				Other (income) expense, net	0.7
	$5.7		$(3.6)		$1.2
Net investment hedges
Cross-currency swap	$(20.1)			Interest expense, net	$(3.9)

(1) Net loss of $7.5 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

Perrigo Company plc - Item 8
Note 11

	Year Ended
	December 31, 2020
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(1.8)	Interest expense, net	—
Foreign currency forward contracts	5.0	Net sales	0.2	Net sales	0.1
		Cost of sales	2.0	Cost of sales	0.9
				Other Income/Expense	0.5
	$5.0		$0.3		$1.5
Net investment hedges
Cross-currency swap	$(20.0)			Interest expense, net	$6.6
Foreign currency forward contract	(11.2)			Interest expense, net	(0.1)
	$(31.2)				$6.5

	Year Ended
	December 31, 2019
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Other (income) expense, net	(1.8)	Other (income) expense, net	—
Foreign currency forward contracts	(2.4)	Net sales	2.5	Net sales	(2.1)
		Cost of sales	(0.9)	Cost of sales	(2.6)
	$(2.4)		$(0.3)		$(4.7)
Net investment hedges
Cross-currency swap	$31.2			Interest expense, net	$4.9

Perrigo Company plc - Item 8
Note 11

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Year Ended
Non-Designated Derivatives	Income Statement Location	December 31, 2021	December 31, 2020	December 31, 2019
Foreign currency forward contracts	Other (income) expense, net	$(5.1)	$(1.1)	$(24.8)
	Interest expense, net	1.3	3.5	(3.1)
		$(3.8)	2.4	$(27.9)

Foreign currency options	Other (income) expense, net	$20.9	$—	$—

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Year Ended
	December 31, 2021
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,138.7	$2,722.5	$125.0	$26.7

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(2.5)	$0.8	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.5	$—	$0.7
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.8)	$—

	Year Ended
	December 31, 2020
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,088.2	$2,593.3	$127.7	$16.3

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.2	$2.0	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$0.9	$—	$0.5
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.8)	$—

Perrigo Company plc - Item 8
Note 12

NOTE 12 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	December 31, 2021	December 31, 2020
Operating	Operating lease assets	$166.9	$154.7
Finance	Other non-current assets	27.9	29.8
Total		$194.8	$184.5

Liabilities	Balance Sheet Location	December 31, 2021	December 31, 2020
Current
Operating	Other accrued liabilities	$26.0	$28.3
Finance	Current indebtedness	4.9	6.7
Non-Current
Operating	Other non-current liabilities	147.3	132.5
Finance	Long-term debt, less current portion	20.9	20.2
Total		$199.1	$187.7

The below table shows our lease assets and liabilities by reporting segment (in millions):

	Assets				Liabilities
	Operating		Financing		Operating		Financing
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
CSCA	$98.2	$75.9	$15.3	$16.7	$99.7	$75.8	$16.0	$17.0
CSCI	30.7	34.4	7.9	5.9	31.8	35.2	5.0	2.5
Unallocated	38.0	44.4	4.7	7.2	41.8	49.8	4.8	7.4
Total	$166.9	$154.7	$27.9	$29.8	$173.3	$160.8	$25.8	$26.9

Lease expense was as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020
Operating leases(1)	$38.6	$37.3

Finance leases
Amortization	$5.9	$4.4
Interest	0.8	0.8
Total finance leases	$6.7	$5.2

            (1) Includes short-term leases and variable lease costs, which are immaterial.

Total operating lease expense for the year ended December 31, 2019 was $37.9 million.

Perrigo Company plc - Item 8
Note 12

The annual future maturities of our leases as of December 31, 2021 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2022	$29.9	$5.6	$35.5
2023	22.5	3.9	26.4
2024	19.4	2.4	21.8
2025	16.9	2.2	19.1
2026	15.3	2.1	17.4
After 2026	94.9	13.7	108.6
Total lease payments	198.9	29.9	228.8
Less: Interest	25.6	4.1	29.7
Present value of lease liabilities	$173.3	$25.8	$199.1
`

Our weighted average lease terms and discount rates are as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	11.43	10.63
Finance leases	9.23	8.81
Weighted-average discount rate
Operating leases	2.63%	3.02%
Finance leases	2.79%	3.08%

Our lease cash flow classifications are as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$33.5	$34.4
Operating cash flows for finance leases	$0.8	$0.8
Financing cash flows for finance leases	$5.3	$4.1

Leased assets obtained in exchange for new finance lease liabilities	$4.6	$7.0
Leased assets obtained in exchange for new operating lease liabilities	$48.8	$84.5

Perrigo Company plc - Item 8
Note 13

NOTE 13 - INDEBTEDNESS

Total borrowings outstanding are summarized as follows (in millions):

			Year Ended
			December 31, 2021	December 31, 2020
Term loan
	2019 Term loan due August 15, 2022		$600.0	$600.0

Notes and bonds
	Coupon	Due
*	5.105%	July 28, 2023(3)	153.5	164.9
	4.000%	November 15, 2023(2)	215.6	215.6
	3.900%	December 15, 2024(1)	700.0	700.0
	4.375%	March 15, 2026(4)	700.0	700.0
	3.900%	June 15, 2030(5)	750.0	750.0
	5.300%	November 15, 2043(2)	90.5	90.5
	4.900%	December 15, 2044(1)	303.9	303.9
	Total notes and bonds		2,913.5	2,924.9
Other financing			25.8	57.4
Unamortized premium (discount), net			(4.8)	(0.3)
Deferred financing fees			(14.0)	(17.1)
Total borrowings outstanding			3,520.5	3,564.9
	Current indebtedness		(603.8)	(37.3)
Total long-term debt less current portion			$2,916.7	$3,527.6

(1)    Discussed below collectively as the "2014 Notes"
(2)    Discussed below collectively as the "2013 Notes"
(3)    Debt assumed from Omega
(4)    Discussed below collectively as the "2016 Notes"
(5)    Discussed below as the "2020 Notes". The coupon rate noted above is that as of December 31, 2021, following a step up in rate from 3.150% to 3.900%, effective December 16, 2021.

*    Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of December 31, 2021 or December 31, 2020.

Term Loans

In August 2019, we refinanced a prior term loan with the proceeds of a $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan"). As a result of the refinancing, during the year ended December 31, 2019, we recorded a loss of $0.2 million, consisting of the write-off of deferred financing fees in Loss on extinguishment of debt on the Consolidated Statements of Operations. We had $600.0 million outstanding under the 2019 Term Loan as of December 31, 2021 and December 31, 2020.

Waiver and Amendment of Debt Covenants

We are subject to financial covenants in the 2018 Revolver and 2019 Term Loan, including a maximum leverage ratio covenant, which previously required us to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as such terms are defined in such credit agreements) of not more than 3.75 to 1.00 at the end of each fiscal quarter. During the twelve months ended December 31, 2021, we received a waiver for non-compliance with such covenants as of July 3, 2021, from the lenders under both such credit facilities and entered

Perrigo Company plc - Item 8
Note 13

into amendments to each of the 2018 Revolver and 2019 Term Loan. Due to the waiver and amendment described above, our leverage ratios at the end of the second and third quarters of 2021 do not prevent us from drawing under the 2018 Revolver. Additionally, on December 3, 2021, Perrigo Finance Unlimited Company ("Perrigo Finance”), Perrigo Company PLC (the “Company”), each lender party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, entered into Amendment No. 2 to the Company’s 2019 Term Loan (the “Term Loan Amendment”) and Amendment No. 3 to the Company’s 2018 Revolver (the “Revolver Amendment”) with the lenders under each such facility, pursuant to which the maximum leverage ratio was increased to 5.75 to 1.00 for the fourth quarter of 2021 and the first quarter of 2022, returning to 3.75 to 1.00 beginning with the second quarter of 2022. If we consummate certain qualifying acquisitions in the second quarter of 2022 or any subsequent quarter during the term of the loan, the maximum ratio would increase to 4.00 to 1.00 for such quarter. The amendments also modified certain provisions related to restricted payments to account for the amended leverage ratio covenant. Finally, the Revolver Amendment contains amendments related to the replacement of LIBOR with the Sterling Overnight Index Average (SONIA) as the benchmark for borrowings under the 2018 Revolver in Pounds Sterling. During the twelve months ended December 31, 2021, we incurred amendment and arrangement fees of $1.4 million, in connection with these amendments, which were capitalized and will be amortized over the life of the debt. As of December 31, 2021, we are in compliance with all the covenants under our debt agreements.

Notes and Bonds

2020 Notes and 2021 Notes Redemption

On June 19, 2020, Perrigo Finance Unlimited Company issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 and received net proceeds of $737.1 million after the underwriting discount and offering expenses. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. Due to a credit ratings downgrade by S&P and Moody's in the third quarter of 2021, the interest of the 2020 Notes has stepped up from 3.150% to 3.900%, starting with the interest payment due on December 15, 2021. The 2020 Notes will mature on June 15, 2030 and are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture.

On July 6, 2020, the proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021. The balance was used for general corporate purposes. As a result of the early redemption of the $280.4 million of 3.500% Senior Notes and $309.6 million of 3.500% Senior Notes, during the year ended December 31, 2020, we recorded a loss of $20 million in Loss on extinguishment of debt on the Consolidated Statements of Operations, consisting of the premium on debt repayments, the write-off of deferred financing fees, and the write-off of the remaining bond discounts.

2016 Notes

On March 7, 2016, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 and $700.0 million in aggregate principal amount of 4.375% senior notes due 2026 (together, the "2016 Notes") and received net proceeds of $1.2 billion after fees and market discount. Interest on the 2016 Notes is payable semi-annually in arrears in March and September of each year, beginning in September 2016. The 2016 Notes are governed by a base indenture and a second supplemental indenture (collectively, the "2016 Indenture"). The 2016 Notes are fully and unconditionally guaranteed on a senior basis by Perrigo, and no other subsidiary of Perrigo guarantees the 2016 Notes. The proceeds were used to repay our revolving credit agreement entered into in December 2014 and amounts borrowed under a $750.0 million revolving credit agreement Perrigo Finance had entered into in December 2015. There are no restrictions under the 2016 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2016 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2016 Indenture. During the year ended December 31, 2017, we repaid $219.6 million of the 3.500% senior notes due 2021. On July 6, 2020, we repaid the remaining $280.4 million of 3.500% senior notes due 2021, as discussed above under the heading 2020 Notes and 2021 Notes Redemption.

Notes and Bonds Assumed from Omega

In connection with the Omega acquisition, on March 30, 2015, the remaining assumed debt includes €135.0 million ($147.0 million) in aggregate principal amount of 5.105% senior notes due 2023 (the "2023 Notes").

Perrigo Company plc - Item 8
Note 13

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

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of December 31, 2021 and December 31, 2020.

Perrigo Company plc - Item 8
Note 13

On June 17, 2020, we incurred debt of $34.3 million related to our equity method investment in Kazmira pursuant to two promissory notes, with $3.7 million, $5.8 million and $24.8 million to be settled in November 2020, May 2021 and November 2021, respectively (refer to Note 10). On December 8, 2020, we repaid the $3.7 million balance due on the November 2020 portion of the Promissory Notes. During the year ended December 31, 2021, we repaid the $5.8 million balance due on the May 2021 portion of the Promissory Notes and the $24.8 million balance due on the November 2021 portion, settling the debt in full.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 12).

Future Maturities

The annual future maturities of our short-term and long-term debt, including capitalized leases, are as follows (in millions):

Payment Due	Amount
2022	$604.9
2023	373.3
2024	704.2
2025	4.2
2026	704.2
Thereafter	1,148.5

NOTE 14 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Numerator:
Net income (loss)	$(68.9)	$(162.6)	$146.1

Denominator:
Weighted average shares outstanding for basic EPS	133.6	136.1	136.0
Dilutive effect of share-based awards*	—	1.1	0.5
Weighted average shares outstanding for diluted EPS	133.6	137.2	136.5

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	—	1.5
* In the period of a loss from continuing operations, diluted shares equal basic shares.

Shareholders' Equity

Our common stock consists of ordinary shares of Perrigo Company plc, a public limited company incorporated under the laws of Ireland.

We trade our ordinary shares on the New York Stock Exchange under the symbol PRGO. On November 22, 2021, we initiated steps to voluntarily delist our ordinary shares from trading on the TASE. The delisting of our ordinary shares took effect on February 23, 2022, three months following the date of our request to the TASE pursuant to Israeli law. All ordinary shares that were traded on TASE were transferred to the NYSE where they continue to be traded.

Perrigo Company plc - Item 8
Note 14

Dividends

We paid dividends as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Dividends paid (in millions)	$129.6	$123.9	$112.4
Dividends paid (per share)	$0.96	$0.90	$0.82

The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Share Repurchases

In October 2015, the Board of Directors approved a three-year share repurchase plan of up to $2.0 billion (the "2015 Authorization"). Following the expiration of the 2015 Authorization in October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not purchase any shares during the year ended December 31, 2021. During the year ended December 31, 2020, we repurchased 3.4 million ordinary shares at an average purchase price of $48.28 per share for a total of $164.2 million under the 2018 Authorization. We did not repurchase any shares during the year ended December 31, 2019.

NOTE 15 - SHARE-BASED COMPENSATION PLANS

All share-based compensation for employees and directors is granted under the 2019 Long-Term Incentive Plan, as amended (the "Plan"). The Plan has been approved by our shareholders and provides for the granting of awards to our employees and directors. The purpose of the Plan is to attract and retain individuals of exceptional talent and encourage these individuals to acquire a vested interest in our success and prosperity. The awards that may be granted under this program include non-qualified stock options, restricted stock, restricted share units, and performance share units based on relative total shareholder return ("RTSR"). Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units require a certain length of service until vesting; however, they contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan. RTSR performance share units are subject to a market condition. Awards granted under the Plan vest and may be exercised and/or sold from one year to ten years after the date of grant based on a vesting schedule. As of December 31, 2021, there were 2.9 million shares available to be granted.

Share-based compensation expense was as follows (in millions):

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$57.0	$53.3	$46.7

As of December 31, 2021, unrecognized share-based compensation expense was $46.8 million, and the weighted-average period over which the expense is expected to be recognized was approximately 1.3 years. Proceeds from the exercise of stock options are credited to ordinary shares.

Perrigo Company plc - Item 8
Note 15

Stock Options

A summary of activity related to stock options is presented below (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	1,464	$92.33
Forfeited or expired	(120)	$78.21
Options outstanding at December 31, 2020	1,344	$93.61	5.2	$—
Forfeited or expired	(96)	$91.10
Options outstanding December 31, 2021	1,248	$93.80	4.4	$—
Options exercisable	1,248	$93.80	4.4	$—
Options expected to vest	—	$—	0.0	$—

The aggregate intrinsic value for options exercised was zero for the years ended December 31, 2021 and December 31, 2020, and $0.5 for the year ended December 31, 2019.

The weighted-average fair value per share at the grant date for options granted was zero for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

Non-Vested Service-Based Restricted Share Units

A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested service-based share units outstanding at December 31, 2019	1,211	$60.96
Granted	823	$54.68
Vested	(372)	$69.64
Forfeited	(42)	$59.82
Non-vested service-based share units outstanding at December 31, 2020	1,620	$55.82	1	$72.5
Granted	1,197	$41.36
Vested	(782)	$60.43
Forfeited	(101)	$46.32
Non-vested service-based share units outstanding at December 31, 2021	1,934	$45.52	0.8	$75.2

The weighted-average fair value per share at the date of grant for service-based restricted share units granted was as follows:

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$41.36	$54.68	$47.48

Perrigo Company plc - Item 8
Note 15

The total fair value of service-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$47.2	$25.9	$25.6

Non-Vested Performance-Based Restricted Share Units

A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Number of Non-vested Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested performance-based share units outstanding at December 31, 2019	653	$61.44
Granted	291	$55.08
Vested	(184)	$68.89
Forfeited	(9)	$70.60
Non-vested performance-based share units outstanding at December 31, 2020	751	$57.13	1.4	$33.6
Granted	381	$41.04
Vested	(188)	$75.58
Forfeited	(26)	$47.74
Non-vested performance-based share units outstanding at December 31, 2021	918	$47.10	1.2	$35.7

The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The weighted-average fair value per share at the date of grant for performance-based restricted share units granted was as follows:

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$41.04	$55.08	$47.54

The total fair value of performance-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$14.2	$12.7	$8.0

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

Perrigo Company plc - Item 8
Note 15

The assumptions used in estimating the fair value of the RTSR performance share units granted during each year were as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Dividend yield	2.3%	1.6%	1.6%
Volatility, as a percent	44.0%	40.4%	40.2%
Risk-free interest rate	0.3%	0.6%	1.9%
Expected life in years	2.8	2.8	2.4

A summary of activity related to non-vested RTSR performance share units is presented below (units in thousands):

	Number of Non-vested RTSR Performance Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years*	Aggregate Intrinsic Value
Non-vested RTSR performance share units outstanding at December 31, 2019	142	$63.02
Granted	58	$67.72
Vested	(24)	$62.73
Non-vested RTSR performance share units outstanding at December 31, 2020	176	$65.04	1.5	$7.9
Granted	69	$41.20
Vested	(9)	$52.52
Non-vested RTSR performance share units outstanding at December 31, 2021	236	$53.85	1.2	$9.2

* Midpoint used in calculation.

The weighted-average fair value per share at the date of grant for RTSR performance share units granted was as follows:

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$41.20	$67.72	$55.61

The total fair value of RTSR performance share units that vested was as follows (in millions):

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$0.5	$1.5	$—

Perrigo Company plc - Item 8
Note 16

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in our Accumulated Other Comprehensive Income (loss) ("AOCI") balances, net of tax, were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments (1)	Post-Retirement and Pension Liability Adjustments, net of tax	Total AOCI
Balance at December 31, 2019	$12.7	$132.9	$(6.2)	$139.4
OCI before reclassifications	(12.2)	228.0	1.8	217.6
Amounts reclassified from AOCI	(1.2)	46.4	(7.2)	38.0
Other comprehensive income (loss)	(13.4)	274.4	(5.4)	255.6
Balance at December 31, 2020	(0.7)	407.3	(11.6)	395.0
OCI before reclassifications	(24.9)	(339.9)	7.4	(357.4)
Amounts reclassified from AOCI	3.6	—	(5.7)	(2.1)
Other comprehensive income (loss)	(21.3)	(339.9)	1.7	(359.5)
Balance at December 31, 2021	$(22.0)	$67.4	$(9.9)	$35.5

(1) Refer to the description in Note 3 of the Rosemont Pharmaceuticals business divestiture for information regarding amounts reclassified from AOCI.

NOTE 17 - INCOME TAXES

Pre-tax income (loss) and the (benefit) provision for income taxes from continuing operations are summarized as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Pre-tax income (loss):
Ireland	$341.9	$(179.9)	$(204.0)
United States	(35.3)	91.5	(368.4)
Other foreign	(47.9)	94.3	720.4
Total pre-tax income (loss)	258.7	5.9	148.0

Current provision (benefit) for income taxes:
Ireland	303.6	0.1	(0.5)
United States	14.9	4.5	24.8
Other foreign	81.3	34.9	8.3
Subtotal	399.8	39.5	32.6
Deferred provision (benefit) for income taxes:
Ireland	0.4	(0.1)	—
United States	3.3	(64.2)	(24.1)
Other foreign	(13.9)	(13.5)	(19.2)
Subtotal	(10.2)	(77.8)	(43.3)
Total provision for income taxes	$389.6	$(38.3)	$(10.7)

Perrigo Company plc - Item 8
Note 17

A reconciliation of the provision based on the Irish statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Provision at statutory rate	12.5%	12.5%	12.5%
Foreign rate differential	1.5	(952.9)	6.9
State income taxes, net of federal benefit	0.2	139.7	1.5
Provision to return	0.4	144.3	1.0
Tax credits	(19.6)	(229.3)	(3.9)
Change in tax law	1.5	46.5	(1.2)
Change in valuation allowance	17.1	(1,331.7)	(29.2)
Change in unrecognized taxes	116.5	437.3	(8.5)
Permanent differences	1.6	1,624.8	16.5
Legal entity restructuring	18.6	(561.9)	—
Taxes on unremitted earnings	0.2	(0.1)	0.3
Other	0.1	15.0	(3.1)
Effective income tax rate	150.6%	(655.8)%	(7.2)%

As a result of the divestiture of the RX business and internal restructuring of the U.S. group, our deferred tax liability with respect to undistributed earnings of certain foreign subsidiaries has decreased by $42.5 million in 2021 to a balance of $0.5 million as of December 31, 2021. In addition, we have recorded a deferred tax asset of $20.1 million with respect to the outside basis differences in our Latin American businesses held for sale, with a fully offsetting valuation allowance.

As of December 31, 2021, the Company considered approximately $9.2 million of unremitted earnings of our foreign subsidiaries as indefinitely reinvested. The unrecognized deferred tax liability related to these earnings is estimated at approximately $1.2 million. However, this estimate could change based on the manner in which the outside basis differences associated with these earnings reverse.

The U.S. Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred ("period cost method").

Perrigo Company plc - Item 8
Note 17

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) are presented on a total company basis as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020
Deferred income tax asset (liability):
Depreciation and amortization	$(320.5)	$(393.7)
Right of use assets	(42.5)	(44.3)
Unremitted earnings	19.6	(42.0)
Inventory basis differences	29.4	27.7
Accrued liabilities	38.3	81.4
Lease obligations	43.2	45.3
Share-based compensation	27.5	24.5
Federal benefit of unrecognized tax positions	21.7	23.5
Loss and credit carryforwards	341.7	390.1
R&D credit carryforwards	39.4	48.4
Interest carryforwards	6.9	17.9
Other, net	13.2	0.9
Subtotal	$217.9	$179.7
Valuation allowance (1)	(450.7)	(414.8)
Net deferred income tax liability	$(232.8)	$(235.1)

(1) The movement in the valuation allowance balance differs from the amount in the effective tax rate reconciliation due to adjustments affecting balance sheet only items and foreign currency.

The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020
Assets	$6.5	$44.2
Liabilities	(239.3)	(279.3)
Net deferred income tax liability	$(232.8)	$(235.1)

For the year ended December 31, 2020, the above balances include $3.6 million of non-current assets and $3.1 million of non-current liabilities held for sale.

The change in valuation allowance reducing deferred taxes was (in millions):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Balance at beginning of period	$414.8	$501.3	$557.9
Change in assessment (1)	39.1	(50.3)	(8.3)
Current year operations, foreign currency and other	(3.2)	(36.2)	(48.3)
Balance at end of period	$450.7	$414.8	$501.3
(1) Includes additions of $40.0 million related primarily to our Latin American businesses in 2021, and release of $51.5 million of valuation allowance against U.S. deferred tax assets in 2020.

We have U.S. state credit carryforwards and U.S. R&D credit carryforwards of $43.6 million as well as U.S. federal and state net operating loss carryforwards and non-U.S. net operating loss carryforwards of $367.2 million, which will expire at various times through 2041. The remaining U.S. and non-US credit carryforwards of $9.0 million, U.S. federal and non-US loss carryforwards of $1.2 billion, and U.S. interest carryforwards of $28.1 million have no expiration.

Perrigo Company plc - Item 8
Note 17

For the year ended December 31, 2021 we recorded a net increase in valuation allowances of $35.9 million, comprised primarily of an increase of valuation allowance for deferred tax assets related to our Latin American businesses included as held for sale. Valuation allowances are determined based on management's assessment of its deferred tax assets that are more likely than not to be realized.

We recorded a valuation allowance against all U.S. deferred tax assets as of December 31, 2016 and continued to maintain this valuation allowance through December 31, 2019. For the year ended December 31, 2020, based on current and anticipated future earnings, we released a portion of the valuation allowance against our U.S. deferred tax assets. The release resulted in the recognition of $51.5 million of U.S. deferred tax assets.

The Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The following table is presented on a total company basis and summarizes the activity related to the liability recorded for uncertain tax positions, excluding interest and penalties (in millions):

Unrecognized Tax Benefits
Balance at December 31, 2019	$350.5
Additions:
Positions related to the current year	18.2
Positions related to prior years	28.9
Reductions:
Lapse of statutes of limitation	(2.2)
Decrease in prior year positions	(1.0)
Cumulative translation adjustment	1.6
Balance at December 31, 2020	396.0
Additions:
Positions related to the current year	11.4
Positions related to prior years	339.0
Reductions:
Settlements with taxing authorities	(344.1)
Lapse of statutes of limitation	(11.9)
Decrease in prior year positions	(41.9)
Cumulative translation adjustment	(1.3)
Balance at December 31, 2021	$347.2

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $105.1 million, $108.9 million, and $98.1 million as of December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

If recognized, of the total liability for uncertain tax positions, $240.1 million, $250.2 million, and $204.6 million as of December 31, 2021, December 31, 2020, and December 31, 2019, respectively, would impact the effective tax rate in future periods.

Our major income tax jurisdictions are Ireland, the U.S., Israel, Belgium, France, and the United Kingdom. We are routinely audited by the tax authorities in our major jurisdictions. We have substantially concluded all Ireland income tax matters through the year ended December 31, 2013, all U.S. federal income tax matters through the year ended June 28, 2008, all Israel income tax matters through the year ended June 28, 2019. All significant matters in our remaining major tax jurisdictions have been concluded for tax years through 2018.

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

Perrigo Company, our U.S. subsidiary ("Perrigo U.S.") is engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the heartburn medication omeprazole. On August 27, 2014, we received a statutory notice of deficiency from the IRS relating to our fiscal tax years ended June 27, 2009, and June 26, 2010 (the “2009 tax year” and “2010 tax year”, respectively). On April 20, 2017, we received a statutory notice of deficiency from the IRS for the years ended June 25, 2011 and June 30,

Perrigo Company plc - Item 8
Note 17

2012 (the “2011 tax year” and “2012 tax year”, respectively). Specifically, both statutory notices proposed adjustments related to the offshore reporting of profits on sales of omeprazole in the United States resulting from the assignment of an omeprazole distribution contract to an affiliate. In addition to the transfer pricing adjustments, which applied to all four tax years, the statutory notice of deficiency for the 2011 and 2012 tax years included adjustments for the capitalization and amortization of certain expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits related to Abbreviated New Drug Applications (“ANDAs”).

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

The trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the drug is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on nearly identical ANDA issues as we have before the court. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court’s decision. On January 28, 2022, the IRS filed a Notice of Appeal with the United States Court of Appeals of the Third Circuit, to appeal the United States Tax Court's decision in Mylan v. Comm'r.

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

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in debts owed by it to Perrigo Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. On May 7, 2020, the IRS issued a NOPA capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate ("AFR") (a blended rate reduction of approximately 4.0% per annum), on the stated ground that the loans were not negotiated on an arms’-length basis. The NOPA proposes a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a Revenue Agent Report ("RAR"), together with the 30-day letter, requiring our filing of a written Protest to request IRS Appeals consideration. The Protest was timely filed with the IRS on February 26, 2021. On January 20, 2022, the IRS responded to our Protest with its Rebuttal, and revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rates and proposed revised interest rates that

Perrigo Company plc - Item 8
Note 17

are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS Rebuttal is 4.36%, an increase from the blended interest rate in the RAR of 2.57%, and lower than the stated blended interest rate of the loans of 6.8%. We will pursue all available administrative and judicial remedies necessary to defend the deductibility of the interest expense on this indebtedness. If the IRS were to prevail in its revised proposed adjustment, we estimate an increase in tax expense of approximately $72.9 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the fiscal years ended December 31, 2015 through December 31, 2018 with potential section 163(j) carryover impacts beyond December 2018. If those further adjustments were sustained, based on preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense will not exceed $58.5 million, excluding interest and penalties. No further adjustments beyond this period are expected. We strongly disagree with the IRS position and we will pursue all available administrative and judicial remedies necessary. At this stage, we are unable to estimate any additional liability, if any, associated with this matter.

In addition, the 30-day letter for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow adjustments to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year for the 2013-2015 tax years. The IRS' NOPA asserts that the reduction of gross sales income of such chargebacks is an impermissible method of accounting. The IRS proposed a change in accounting method that would defer the reduction in gross sales income until the year the prescription products were re-sold to covered retailers. The NOPA proposes an increase in sales revenue of approximately $99.5 million for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS Appeals consideration. On January 20, 2022, the IRS responded to our Protest with its Rebuttal and reiterated its position in the NOPA that the accrued chargebacks are not currently deductible in the tax year accrued because all events have not occurred to establish the fact of the liability in the year deducted. If the IRS were to prevail in its proposed adjustment, we estimate a payment of approximately $18.0 million, excluding interest and penalties for the 2013-2015 tax years. In addition, we expect the IRS to seek similar adjustments for future years. If those future adjustments were to be sustained, based on preliminary calculations and subject to further analysis, we estimate this would result in a payment not to exceed $7.0 million through tax year ended December 31, 2021, excluding interest and penalties. We have fully reserved for this issue. We strongly disagree with the IRS’s proposed adjustment and will pursue all available administrative and judicial remedies necessary.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019.

Internal Revenue Service Audit of Athena Neurosciences, LLC, a U.S. Subsidiary

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, LLC ("Athena") for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s early stage intellectual property in various developmental products, including the Multiple Sclerosis drug Tysabri, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax based on imputing royalty income to Athena using a 24.7% royalty rate derived by the IRS and a 40.0% accuracy-related penalty. This amount excludes consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagree with the IRS position. On December 22, 2016, we also received a NOPA for these years denying the deductibility of settlement costs related to illegal marketing of Zonegran in the United States raised in a Qui Tam action under the U.S. False Claims Act. We strongly disagree with the IRS' position on this issue as well. Because we believe that any concession on these issues in Appeals would be contrary to our evaluation of the issues, we pursued our remedies under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. On April 21 and 23, 2020, we filed requests for Competent Authority Assistance with the IRS and Irish Revenue on the Tysabri royalty issue, and those applications were accepted. On October 20, 2020, we amended our requests for Competent Authority Assistance to include the Zonegran issue and these supplemental requests were also accepted. On May 6, 2021, we had our opening conference with the IRS. A follow-up conference was held with the IRS on December 13, 2021 and we discussed our submission, which continues to be reviewed by the IRS. Our opening conference with Irish Revenue was held on July 23, 2021 and we discussed our submission, which continues to be reviewed by Irish Revenue. The U.S. and Irish Competent Authorities will seek to achieve a resolution that avoids double taxation on both the Tysabri royalty and Zonegran issues.

Perrigo Company plc - Item 8
Note 17

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

In its audit findings letter, Irish Revenue proposed to charge Elan Pharma tax on the net chargeable gain realized by Elan Pharma on the Tysabri transaction in 2013 at a rate of 33%, rather than the 12.5% tax rate applied to trading income. On November 29, 2018, Irish Revenue issued a Notice of Amended Assessment (“NoA”) for the tax year ended December 31, 2013, in the amount of €1,643 million, and claiming tax payable in the amount of €1,636 million, not including interest or any applicable penalties.

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

On September 29, 2021, Elan Pharma reached an agreement with Irish Revenue providing for full and final settlement of the NoA. Elan Pharma and Irish Revenue agreed to a full and final settlement of the NoA on the following terms: (i) on a 'without prejudice basis' and, for purposes of the settlement, an alternative basis of taxation was applied, (ii) Irish Revenue to take no further action in relation to the NoA or any Tysabri related income or transactions, (iii) no interest or penalties applied, (iv) a total tax of €297.0 million charged as full and final settlement of all liabilities arising from the sale of the Tysabri patents for the fiscal years 2013 to 2021, and (v) after Irish Revenue credited taxes already paid and certain unused R&D credits against the €297.0 million charged settlement amount, the total cash payment of €266.1 million ($307.5 million) was made on October 5, 2021. We recorded the payment as a component of income tax expense on the Consolidated Statements of Operations.

Israel Tax Authority Audit of Fiscal Year Ended June 27, 2015 and Calendar Years Ended December 31, 2015 through December 31, 2017

The Israel Tax Authority ("ITA") audited our income tax returns for the 2015 tax year, and calendar years ended December 31, 2015, December 31, 2016 and December 31, 2017. On December 29, 2020, we received a

Perrigo Company plc - Item 8
Note 17

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

Through negotiations with the ITA, we resolved the audit for the tax year ended June 27, 2015 through tax year ended December 31, 2019, by agreeing to add tax year ended December 31, 2018 and tax year ended December 31, 2019 to the audit to reach an agreeable resolution to provide certainty for these additional periods. The agreement with the ITA required us to pay $19.0 million, after offset of refunds of $17.2 million, for the five taxable years. In addition, we paid $12.5 million to resolve a tax liability indemnity for the tax year ended December 31, 2017 relating to Perrigo API Ltd, which we disposed of in December 2017.

As a result of the settlement with the ITA, we reduced our liability recorded for uncertain tax positions by $38.3 million including interest.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of December 31, 2021. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

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

On December 28, 2021, the U.S. Treasury and the IRS released final foreign tax credit regulations addressing various aspects of the foreign tax credit (“FTC”) regime. These regulations finalize, among other guidance, provisions relating to the disallowance of a credit or deduction for foreign income taxes with respect to dividends eligible for a dividends-received deduction; the allocation and apportionment of interest expense, foreign income tax expense; the definition of a foreign income tax and a tax in lieu of an income tax; transition rules relating to the impact on loss accounts of net operating loss carrybacks; the definition of foreign branch category income; and the time at which foreign taxes accrue and can be claimed as a credit. The regulations also contain clarifying rules relating to foreign-derived intangible income (FDII). These regulations are generally effective on March 7, 2022, with some provisions having retroactive effect. For the year ended December 31, 2021, we evaluated whether these final FTC regulations would have any effect on our income tax reporting for the year ended December 31, 2021, and applicable prior periods, and concluded that these final FTC regulations do not result in any material changes to our income tax reporting for the year ended December 31, 2021 or for any prior periods. We will continue to evaluate the effects of these final FTC regulations on future accounting periods.

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

Perrigo Company plc - Item 8
Note 18

NOTE 18 - POST-EMPLOYMENT PLANS

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

We assumed a number of defined contribution plans associated with the Omega acquisition and we pay contributions to the pension insurance plans.

Our contributions to all of the plans were as follows (in millions):

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$28.0	$27.3	$26.6

Pension and Post-Retirement Healthcare Benefit Plans

We have a number of defined benefit plans for employees based primarily in Ireland, the Netherlands, Belgium, Germany, Switzerland, Greece and France.

Our defined benefit pension plans are managed externally and the related pension costs and liabilities are assessed at least annually in accordance with the advice of a qualified professional actuary. We used a December 31, 2021 measurement date and all plan assets and liabilities are reported as of that date.

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

Perrigo Company plc - Item 8
Note 18

The change in the projected benefit obligation and plan assets consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Projected benefit obligation at beginning of period	$214.3	$186.9	$3.5	$3.7
Service costs	3.9	2.7	—	—
Interest cost	2.6	2.8	0.1	0.1
Actuarial loss (gain)	6.1	7.0	(0.5)	(0.2)
Contributions paid	0.3	0.2	—	—
Benefits paid	(2.0)	(2.3)	(0.1)	(0.1)
Settlements	(7.9)	—	—	—
Foreign currency translation	(14.7)	17.0	—	—
Projected benefit obligation at end of period	$202.6	$214.3	$3.0	$3.5
Fair value of plan assets at beginning of period	189.1	165.4	—	—
Actual return on plan assets	12.6	8.3	—	—
Benefits paid	(2.0)	(2.3)	(0.1)	(0.1)
Settlements	(7.9)	—	—	—
Employer contributions	2.7	2.3	0.1	0.1
Contributions paid	0.3	0.2	—	—
Foreign currency translation	(13.1)	15.2	—	—
Fair value of plan assets at end of period	$181.7	$189.1	$—	$—
Unfunded status	$(20.9)	$(25.2)	$(3.0)	$(3.5)

Presented as:
Other non-current assets	$21.2	$17.9	$—	$—
Current assets held for sale	$0.4	$—	$—	$—
Other non-current liabilities	$(39.1)	$(43.1)	$—	$—
Current liabilities held for sale	$(3.4)	$—	$—	$—

The total accumulated benefit obligation for the defined benefit pension plans was $194.9 million and $207.5 million at December 31, 2021 and December 31, 2020 respectively.

The following information relates to pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2021	December 31, 2020
Accumulated benefit obligation	$104.7	$107.4
Fair value of plan assets	$70.0	$71.1

Perrigo Company plc - Item 8
Note 18

The following information relates to pension plans with a projected benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2021	December 31, 2020
Projected benefit obligation	$112.5	$114.2
Fair value of plan assets	$70.0	$71.1

The following unrecognized actual gain for the other benefits liability was included in OCI, net of tax (in millions):

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$0.6	$0.2	$2.6

The unamortized net actuarial loss (gain) in AOCI net of tax for defined benefit pension and other benefits was as follows (in millions):

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
$9.9	$11.6	$6.2

There is no estimated credit amount to be recognized from AOCI into net periodic cost during the next year.

At December 31, 2021, the total estimated future benefit payments to be paid by the plans for the next five years is approximately $14.1 million for pension benefits and $0.9 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
2022	$2.3	$0.1
2023	2.2	0.2
2024	2.9	0.2
2025	3.1	0.2
2026	3.6	0.2
Thereafter	28.5	1.0

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2021, including the expected future employee service. We expect to contribute $3.2 million to the defined benefit plans within the next year.

Perrigo Company plc - Item 8
Note 18

Net periodic pension cost consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2021	December 31, 2020	December 31, 2019
Service cost	$3.9	$2.7	$2.5	$—	$—	$0.6
Interest cost	2.6	2.8	3.8	0.1	0.1	0.2
Expected return on assets	(5.5)	(4.9)	(4.9)	—	—	—
Settlement	1.1	—	0.9	—	—	—
Curtailment	—	—	(2.5)	—	—	—
Net actuarial loss/(gain)	0.1	0.9	0.8	(1.4)	(3.2)	(0.3)
Net periodic pension cost/(gain)	$2.2	$1.5	$0.6	$(1.3)	$(3.1)	$0.5

    The components of the net periodic pension cost, other than the service cost component, are included in the line item Other (income) expense, net in the Consolidated Statement of Operations.

The increase in the discount rate from 0.95% to 1.18% has decreased the liability. This increase of 0.23% versus the discount rate used at December 31, 2020 is primarily attributable to the increase in bond yields across the Euro zone.

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation were:

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2021	December 31, 2020	December 31, 2019
Discount rate	1.18%	0.95%	1.06%	2.14%	3.14%	4.25%
Inflation	2.10%	1.33%	1.18%
Expected return on assets	1.55%	1.76%	2.54%
Interest crediting rates	0.34%	0.59%	0.83%

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high quality corporate bonds, with regards to the duration of the plan's liabilities.

As of December 31, 2021, the expected weighted-average long-term rate of return on assets of 1.6% was calculated based on the assumptions of the following returns for each asset class:

Equities	5.0%
Bonds	1.5%
Absolute return fund	4.0%
Insurance contracts	1.4%
Other	0.9%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

Certain of our plans have target asset allocation ranges. As of December 31, 2021, these ranges were as follows:

Equities	20%-30%
Bonds	40%-50%
Absolute return	10%-20%

Perrigo Company plc - Item 8
Note 18

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

The following table sets forth the fair value of the pension plan assets (in millions):

	Year Ended
	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equities	$0.1	$41.2	$—	$41.3	$—	$42.8	$—	$42.8
Bonds	1.0	42.5	—	43.5	1.2	43.0	—	44.2
Insurance contracts	—	—	63.3	63.3	—	—	64.2	64.2
Absolute return fund	—	23.7	—	23.7	—	30.8	—	30.8
Other	—	9.9	—	9.9	—	7.1	—	7.1
Total	$1.1	$117.3	$63.3	$181.7	$1.2	$123.7	$64.2	$189.1

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis (in millions):

	Year Ended
	December 31, 2021	December 31, 2020
Assets at beginning of year	$64.2	$56.1
Actual return on plan assets	1.9	1.9
Purchases, sales and settlements, net	1.1	1.2
Foreign exchange	(3.9)	5.0
Assets at end of year	$63.3	$64.2

The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

Deferred Compensation Plans

We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $38.4 million and $37.3 million at December 31, 2021 and December 31, 2020, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $31.6 million and $34.2 million at December 31, 2021 and December 31, 2020, respectively, was recorded in Other non-current liabilities.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through the year ended December 31, 2040. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. The annual future maturities of our leases as of December 31, 2021 was $199.1 million (refer to Note 12).

Perrigo Company plc - Item 8
Note 19

Rent expense under all leases was $44.5 million, $41.7 million, and $41.0 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

At December 31, 2021, we had non-cancelable purchase obligations totaling $865.6 million consisting of contractual commitments to purchase materials and services to support operations. The majority of the obligations are expected to be paid within one year.

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of December 31, 2021, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

On July 14, 2020, the court issued an order designating the following cases to proceed on a more expedited basis (as a bellwether) than the other cases in MDL No. 2724: (a) the May 2019 state case alleging an overarching conspiracy involving more than 120 products (which does not name Perrigo a defendant) and (b) class actions alleging “single drug” conspiracies involving Clomipramine, Pravastatin, and Clobetasol. Perrigo is a defendant in the Clobetasol cases but not the others. On February 9, 2021, the Court entered an order provisionally deciding to remove the May 2019 state case and the pravastatin class cases from the bellwether proceedings. On May 7, 2021, the Court ruled that the clobetasol end payer and direct purchaser class cases will remain part of the bellwether. The Court also ruled that the June 10, 2020 state complaint against Perrigo and approximately 35 other manufacturers will move forward as a bellwether case. The bellwether cases are proceeding in discovery, which must be completed by January 17, 2023 under the schedule set by the Court. No trial dates have been set for any of the bellwether cases, or any of the other cases in the MDL.

Class Action Complaints

(a) Single Drug Conspiracy Class Actions

We have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class actions alleging single-product conspiracies to fix or raise the prices of certain drugs and/or allocate customers for those products starting, in some instances, as early as June 2013. The class actions were filed on behalf of putative classes of (a) direct purchasers, (b) end payors, and (c) indirect resellers. The products in question are Clobetasol gel, Desonide, and Econazole. The court denied motions to dismiss each of the complaints alleging “single drug” conspiracies involving Perrigo, and the cases are proceeding in discovery. As noted above, the Clobetasol cases have been designated to proceed on a more expedited schedule than the other cases. That schedule culminates with summary judgment motions due to be filed no later than November 16, 2023. No trial dates have been set for the Clobetasol cases, and no schedules have been set for the other “single drug” conspiracy cases.

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

Perrigo Company plc - Item 8
Note 19

Antitrust Act as well as several state antitrust and consumer protection statutes.

Filed in June 2018, and later amended in December 2018 (with respect to direct purchasers) and April 2019 (with respect to end payors and indirect resellers), the first set of “overarching conspiracy” class actions include allegations against Perrigo and approximately 27 other manufacturers involving 135 drugs with allegations dating back to March 2011. The allegations against Perrigo concern only two formulations (cream and ointment) of one of the products at issue, Nystatin. The court denied motions to dismiss the first set of “overarching conspiracy” class actions, and they are proceeding in discovery. None of these cases are included in the group of cases on a more expedited schedule pursuant to the court’s May 17, 2021 order.

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

Perrigo Company plc - Item 8
Note 19

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

On December 16, 2019, a Medicare Advantage claims recovery company filed a complaint against Perrigo and 39 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, and Econazole. The complaint was originally filed in the District of Connecticut but has been consolidated into the MDL. Perrigo has not yet had the opportunity to respond to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations relating to Perrigo concern: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Desoximetasone, Erythromycin, Fenofibrate, Fluocinonide, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

Perrigo Company plc - Item 8
Note 19

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

Perrigo Company plc - Item 8
Note 19

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

Perrigo Company plc - Item 8
Note 19

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

On August 30, 2021, the county of Westchester, NY filed a complaint in New York State court against Perrigo and 45 other pharmaceutical companies alleging an overarching conspiracy to fix, raise or stabilize prices of dozens products, most of which Perrigo neither makes nor sells. The allegations that concern Perrigo include: Adapalene, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Clobetasol, Desonide, Econazole, Erythromycin, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Nystatin, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide. The case has been removed to federal court and consolidated into the MDL.

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

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 other generic pharmaceutical manufacturers, and certain individuals (including one former and one current Perrigo employee), alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of eighty products. The allegations against Perrigo focus on the following drugs: Adapalene Cream, Ammonium Lactate cream and lotion, Betamethasone dipropionate lotion, Bromocriptine tablets, Calcipotriene Betamethasone Dipropionate Ointment, Ciclopirox cream and solution, Clindamycin solution, Desonide cream and ointment, Econazole cream, Erythromycin base alcohol solution, Fluticasone cream and lotion, Halobetasol cream and ointment, Hydrocortisone Acetate suppositories, Hydrocortisone Valerate cream, Imiquimod cream, Methazolamide tablets, Nystatin ointment, Prochlorperazine suppositories, Promethazine HCL suppositories, Tacrolimus ointment, and Triamcinolone cream and ointment. The Complaint was filed in the District of Connecticut, but has been transferred into the MDL. On May 7, 2021, the Court ruled that this case will move forward as a bellwether case. On September 9, 2021, the States filed an amended complaint, although the substantive allegations against Perrigo did not change. Perrigo moved to dismiss the Complaint on November 12, 2021. That motion is pending. The case is included among the “bellwether cases” designated to move on a more expedited schedule than the other cases in the MDL, and, as such, it will be subject to the January 17, 2023 discovery deadline and November 16, 2023 summary judgment deadline if the Complaint survives the pending motions to dismiss. Like the other cases in the MDL, no trial date has been set for this case.

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

Perrigo Company plc - Item 8
Note 19

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders: (i) shareholders who purchased shares during the period from April 21, 2015 through May 3, 2017 on the U.S. exchanges; (ii) shareholders who purchased shares during the same period on the Tel Aviv exchange; and (iii) shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation began in late 2018. Discovery in the class action ended on January 31, 2021. In early April 2021, the defendants filed various post-discovery motions, including summary judgment motions; the briefing of which was completed in early July 2021. The motions are now before the court. The court will hold oral argument in April 2022. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 8
Note 19

In early July 2021, the Court assigned the securities class action case (Roofer’s case) to a new judge within the U.S. District Court for the District of New Jersey. Unless otherwise noted, each of the lawsuits discussed in the following sections is pending in the U.S. District Court for the District of New Jersey and remains with the originally assigned judge. The allegations in the complaints relate to events during certain portions of the 2015 through 2017 calendar years, including the period of the Mylan tender offer. All but one of these lawsuits allege violations of federal securities laws, but none are class actions. One lawsuit (Highfields) alleges only state law claims. Discovery in all these cases, except Starboard Value and Highfields, ended in November, 2021. As of January 2022, the cases listed below pending in federal court in New Jersey are suspended pending the ruling on the summary judgment motions in the class action case (Roofers case). We intend to defend all these lawsuits vigorously.

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

After the court issued its July 2018 opinion in the Roofers’ Pension Fund case, the parties in Carmignac and First Manhattan conferred and agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in their cases. The later filed cases adopted a similar posture. The defendants in the Carmignac and other cases listed above filed motions to dismiss addressing the additional allegations in such cases. On July 31, 2019, the court granted such motions to dismiss in part and denied them in part. That ruling applies to each of the above cases. The defendants have filed answers in each case denying liability. Discovery in these cases has ended.

Perrigo Company plc - Item 8
Note 19

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

After the court issued its July 2018 opinion in the Roofers’ Pension Fund case, the parties in each of the above cases conferred and agreed that the ruling in the Roofers’ Pension Fund case would apply equally to the common allegations in their cases. The defendants in each of these cases have filed answers denying liability, and the discovery phase in each of these cases has ended.

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

Perrigo Company plc - Item 8
Note 19

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

After the court issued its July 2018 opinion in the Roofers’ Pension Fund case, the parties in the Harel and TIAA-CREF cases conferred and agreed that such ruling would apply equally to the common allegations in their cases. The defendants in each of these cases have filed answers denying liability, and the discovery phase in each of these cases has ended.

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

The Sculptor Master Fund (formerly OZ) complaint asserts claims under Sections 10(b) and 14(e) of the Securities Exchange Act and Rule 10b-5 thereunder against all defendants, as well as control person liability under Section 20(a) of the Securities Exchange Act against the individual defendants. The parties have agreed that the court's rulings in July 2018 in the Roofers' Pension Fund case and in July 2019 in the Carmignac and related cases will apply to this case as well. The defendants have filed answers denying liability. The plaintiffs participated in the discovery proceedings in the Roofers' Pension Fund case and the various individual cases described above. The discovery phase in this case has ended.

The BlackRock Global complaint also asserts claims under Securities Exchange Act section 10(b) (and Rule 10b-5) and section 14(e) against all defendants and section 20(a) control person claims against the individual defendants largely based on the same events during the period from April 2015 through May 2017. Plaintiffs contend that the defendants provided inadequate disclosure during the tender offer period in 2015 and point to disclosures at various times during the period concerning valuation and integration of Omega, the financial guidance provided by us during that period, alleged price fixing activities with respect to six generic prescription pharmaceuticals, alleged lower performance in the generic prescription drug business during 2015 and alleged improper accounting for the Tysabri® asset. The defendants have filed answers denying liability. The plaintiffs participated in the discovery proceedings in the Roofers' Pension Fund case and the various individual cases described above. The discovery phase in this case has ended.

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

The Highfields federal case complaint asserted claims under Sections 14(e) and 18 of the Securities Exchange Act against all defendants, as well as control person liability under Section 20(a) of the Securities Exchange Act against the individual defendants. As originally filed in the U.S. District Court for the District of Massachusetts, the Highfields complaint also alleged claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic

Perrigo Company plc - Item 8
Note 19

advantage, common law fraud, negligent misrepresentation, and unjust enrichment. The factual allegations generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs. In March 2020, the District of Massachusetts court granted defendants’ motion and transferred the case to the U.S. District Court for the District of New Jersey so that the activities in the case could proceed in tandem with the other cases in the District of New Jersey described above. After the transfer, in June 2020, the Highfields plaintiffs voluntarily dismissed their federal lawsuit. The same Highfields plaintiffs the same day then filed a new lawsuit in Massachusetts State Court asserting the same factual allegations as in their federal lawsuit and alleging only Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. Defendants’ motion to dismiss was fully briefed as of late November 2020, argument occurred in early May 2021. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants’ filed their answers in January 2022 denying liability. The discovery phase in this case has begun (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court).

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

In the United States (cases related to Irish Tax events)

On January 3, 2019, a shareholder filed a complaint against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in the U.S. District Court for the Southern District of New York (Masih v. Perrigo Company, et al.). Plaintiff purported to represent a class of shareholders for the period November 8, 2018 through December 20, 2018, inclusive. The complaint alleged violations of Securities Exchange Act section 10(b) (and Rule 10b‑5) against all defendants and section 20(a) control person liability against the individual defendants. In general the allegations contended that the Company, in its Form 10-Q filed November 8, 2018, disclosed information about an October 31, 2018 audit finding letter received from Irish tax authorities but failed to disclose enough material information about that letter until December 20, 2018, when we filed a current report on Form 8‑K about Irish tax matters. The plaintiff did not provide an estimate of class damages. The court selected lead plaintiffs and changed the name of the case to In re Perrigo Company plc Sec. Litig. The lead plaintiffs filed an amended complaint on April 12, 2019, which named the same defendants, asserted the same class period, and invoked the same Exchange Act sections. The amended complaint generally repeated the allegations of the original complaint with a few additional details and adds that the defendants also failed to timely disclose the Irish tax authorities’ Notice of Amended Assessment received on November 29, 2018. Defendants filed a motion to dismiss on May 3, 2019. On May 31, 2019, the plaintiffs filed a second amended complaint, which asserted a longer class period (March 1, 2018 through December 20, 2018) and added one additional individual defendant, former CEO Uwe Roehrhoff. In general, the second amended complaint contended that Perrigo’s disclosures about the Irish tax audit were inadequate

Perrigo Company plc - Item 8
Note 19

beginning with Perrigo’s 10-K filed on March 1, 2018 through December 20, 2018 and repeated many of the allegations of the April 2019 amended complaint. The second amended complaint alleged violations of Securities Exchange Act section 10(b) (and Rule 10b-5) against all defendants and section 20(a) control person liability against the three individual defendants. All defendants filed a joint motion to dismiss, and the motion was fully briefed. On January 23, 2020, the court granted the motion to dismiss in part and denied it in part, dismissing Mr. Roehrhoff as a defendant and dismissing allegations of inadequate disclosures related to the audit by Irish Revenue during the period March 2018 through October 30, 2018. The court permitted the plaintiffs to pursue their claims against us, Mr. Kessler, and Mr. Winowiecki related to disclosures after Perrigo received the October 30, 2018 audit findings letter and later events through December 20, 2018. The defendants filed answers on February 13, 2020 denying liability, and the court issued a scheduling order on March 3, 2020 that was subsequently modified. Discovery on the remaining issues ended in early March 2021. Plaintiffs filed a motion for class certification, which was granted in September 2020. In January 2021, class plaintiffs filed a motion for leave to file a third amended complaint in an effort to revive their claim that the disclosure of the audit during the period from March 1, 2018 to October 30, 2018 was also inadequate. The court denied the motion in February 2021. Defendants filed motions for summary judgement and other post discovery motions on March 31, 2021 and plaintiffs filed cross-motions of the same type on the same day. All motions were fully briefed by late May 2021. During the week of July 11, 2021, the Court issued various opinions and orders denying some of the motions by both parties, and granting in part certain motions by plaintiffs. Defendants filed a motion for reconsideration for some of the rulings in late July, which the court granted in part in August. The court also indicated that the parties should prepare for trial in mid-October 2021 (subject to COVID-19 developments), without setting an exact trial date.

The court simultaneously ordered mediation, which led to a settlement that the parties first publicly announced in a court filing on September 8, 2021. Trial was cancelled when a settlement was reached. Motion papers seeking approval of the class action settlement were filed on October 4, 2021. The court issued a preliminary approval order on October 29, 2021, which lead to the issuance of notices to class members. Class plaintiffs filed papers in January 2022 seeking final approval of the settlement. The Court held a hearing on February 16, 2022 about the settlement and issued the Final Approval Order and Judgment. As a result, the settlement has been approved and the case has now ended. The settlement has been funded by insurance.

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings pending the resolution of proceedings in the United States. Perrigo filed a further request for a stay in February 2020, and the court granted the stay indefinitely. The plaintiff filed a motion to lift the stay then later agreed that the case should remain stayed through February 2021. The stay continued in place during 2021. After the settlement of the U.S. case described above (In re Perrigo Company plc Sec. Litig.), Perrigo’s counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The Court has ordered the plaintiff to file papers in response no later than March 6, 2022. We intend to defend the lawsuit vigorously.

Claim Arising from the Omega Acquisition

On December 16, 2016, we and Perrigo Ireland 2 brought an arbitral claim ("Claim") against Alychlo NV ("Alychlo") and Holdco I BE NV (together the "Sellers") in accordance with clause 26.2 of the Share Purchase Agreement dated November 6, 2014 ("SPA") and the rules of the Belgian Centre for Arbitration and Mediation ("CEPANI"). Our Claim related to the accuracy and completeness of information about Omega provided by the Sellers as part of the sale process, the withholding of information by the Sellers during that process and breaches of Sellers’ warranties. We sought monetary damages from the Sellers. The Sellers served their respective responses to the Claim on February 20, 2017. In its response, Alychlo asserted a counterclaim for monetary damages contending that we breached a warranty in the SPA and breached the duty of good faith in performing the SPA. Alychlo subsequently filed papers seeking permission to introduce an additional counterclaim theory of recovery related to the Irish tax issues disclosed by the Company such that if the position of the Irish tax authorities prevails, Alychlo would have further basis for its counterclaim against Perrigo. In June 2019, the Tribunal denied permission for Alychlo to introduce the additional counterclaim and dismissed certain aspects of the original Alychlo counterclaim.

Perrigo Company plc - Item 8
Note 19

On August 27, 2021 the Tribunal issued its ruling. The panel found fraud by the Sellers of Omega and awarded Perrigo approximately €355.0 million ($417.6 million at the time of cash receipt) including fees and costs. The panel also ruled against the Sellers and in favor of Perrigo on all counterclaims. The Sellers have paid all amounts owed under the award, and the arbitral proceedings have now ended. The arbitration proceedings remain confidential as required by the SPA and the rules of CEPANI. We recorded the cash receipt as a reduction to Operating Expenses on the Consolidated Statements of Operations.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Missouri, New Jersey, Louisiana, Oregon and Illinois alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of December 31, 2021, the Company is currently named in 54 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2022, 2023 and 2024, with the earliest trial date in March 2022.

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

On June 30, 2021, the Court dismissed all claims against the retail and distributor defendants with prejudice, thereby reducing the Company’s potential for exposure and liability related to possible indemnification. On July 8, 2021, the Court dismissed all claims against the Company with prejudice. Appeals of these dismissal orders to the U.S. Court of Appeals for the 11th Circuit have been filed, as well several state level claims related to the theories advanced in the MDL litigation. The Company will continue to vigorously defend each of these lawsuits.

As of December 31, 2021, the Company has been named in three hundred and five (305) personal injury lawsuits, most in the MDL tied to various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company has also been named in a handful of similar lawsuits in the state courts of Illinois and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws.

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

Perrigo Company plc - Item 8
Note 19

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

The Plaintiffs generally allege that the children’s and infants’ acetaminophen products have identical drug concentration amounts, yet the infants’ product costs more than the children’s product and consumers have been misled into purchasing the more expensive product. At this juncture, most of these lawsuits have been dismissed or settled for nominal amounts, including suits in which it was directly named. The Company will continue to assess whether, or to what extent, the Company may contribute in the lawsuits filed against its retail customers.

Guarantee Liability Related to the Israel API Sale

During the year ended December 31, 2017, we completed the sale of our Israel API business to SK Capital, resulting in a guarantee liability of $13.8 million, classified as a Level 3 liability within the fair value hierarchy. Per the agreement, we will be reimbursed for tax receivables for tax years prior to closing and will need to reimburse SK Capital for the settlement of any uncertain tax liability positions for tax years prior to closing. In addition, after closing and going forward, the Israel API business will be assessed by and liable to the Israel Tax Authority ("ITA") for any audit findings. During the year ended December 31, 2021, we paid $12.5 million to resolve the tax liability indemnity for the tax year ended December 31, 2017 (refer to Note 17) and $0.7 million upon the sale of the RX business. There is no remaining guarantee liability at December 31, 2021.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At December 31, 2021, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was approximately $96.9 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of approximately $79.0 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Perrigo Company plc - Item 8
Note 19

Insurance Coverage Litigation

In May 2021 insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 and December 2016, respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The policy for the period beginning December 2014 is currently providing coverage for those matters, and the litigation would not affect that existing coverage. However, if the plaintiffs are successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenges coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020, and for the counterclaims brought in the Omega arbitration proceedings. Perrigo responded on November 1, 2021; Perrigo’s response includes its position that the policies for the periods beginning December 2015 and December 2016 provide coverage for the underlying litigation matters and seeks a ruling to that effect. Discovery activity commenced in February 2022. We intend to defend the lawsuit vigorously.

NOTE 20 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

Balance at December 31, 2018	$23.7
Additional charges	25.0
Payments	(28.9)
Non-cash adjustments	(0.3)
Balance at December 31, 2019	19.5
Additional charges	3.2
Payments	(14.2)
Non-cash adjustments	0.6
Balance at December 31, 2020	9.1
Additional charges	16.9
Payments	(19.0)
Non-cash adjustments	(0.1)
Balance at December 31, 2021	$6.9

The charges incurred during the year ended December 31, 2021, were primarily associated with actions taken to streamline the organization. The charges incurred during the year ended December 31, 2020, were also primarily associated with actions taken to streamline the organization. The charges incurred during the year ended December 31, 2019 were primarily associated with our strategic transformation initiative and the reorganization of our executive management team.

Of the amount recorded during the year ended December 31, 2021, $6.1 million was related to our CSCI segment, due primarily to various integration initiatives and $7.9 million was related to our CSCA segment, due primarily to actions taken to streamline the organization. Of the amount recorded during the year ended December 31, 2020, $1.4 million was related to our CSCI segment, also due primarily to various integration initiatives, and $1.0 million was not allocated to a segment and was associated with actions taken to streamline the organization. Of the amount recorded during the year ended December 31, 2019, $12.2 million related to our CSCI segment due primarily to the sales force reorganization in France, and $10.1 million was not allocated to a segment and was primarily related to our strategic transformation initiative and the reorganization of our executive management team. There were no other material restructuring programs in any of the periods presented.

All charges are recorded in Restructuring expense on the Consolidated Financial Statements. The remaining $6.9 million liability for employee severance benefits is expected to be paid within the next year.

Perrigo Company plc - Item 8
Note 22

NOTE 21 - SEGMENT AND GEOGRAPHIC INFORMATION

Our segment reporting structure is consistent with the way our management makes operating decisions, allocates resources and manages the growth and profitability of the business (refer to Note 1).
Below is a summary of our results by reporting segment (in millions):

	CSCA	CSCI	Held for Sale	Unallocated	Total
Year Ended December 31, 2021
Net sales	$2,693.1	$1,445.6	$—	$—	$4,138.7
Operating income	$206.5	$36.1	$—	$167.8	$410.4
Operating income %	7.7%	2.5%	—%	—%	9.9%
Total assets	$5,983.8	$4,425.8	$16.1	$—	$10,425.7
Capital expenditures	$112.0	$24.0	$—	$—	$136.0
Property, plant and equipment, net	$706.9	$157.2	$—	$—	$864.1
Depreciation/amortization	$117.0	$179.8	$—	$—	$296.8

Year Ended December 31, 2020
Net sales	$2,693.0	$1,395.2	$—	$—	$4,088.2
Operating income (loss)	$465.0	$32.3	$—	$(232.1)	$265.2
Operating income %	17.3%	2.3%	—%	—%	6.5%
Total assets	$4,585.1	$4,872.4	$2,030.9	$—	$11,488.4
Capital expenditures	$131.4	$28.8	$—	$—	$160.2
Property, plant and equipment, net	$701.1	$163.5	$—	$—	$864.6
Depreciation/amortization	$109.9	$177.8	$—	$—	$287.7
Change in financial assets	$—	$—	$—	$95.3	$95.3

Year Ended December 31, 2019
Net sales	$2,487.7	$1,382.2	$—	$—	$3,869.9
Operating income (loss)	$406.7	$19.6	$—	$(251.6)	$174.7
Operating income %	16.3%	1.4%	—%	—%	4.5%
Total assets	$4,087.7	$4,682.7	$2,531.0	$—	$11,301.4
Capital expenditures	$102.6	$18.8	$—	$—	$121.4
Property, plant and equipment, net	$624.3	$149.9	$—	$—	$774.2
Depreciation/amortization	$102.8	$194.3	$—	$—	$297.1
Change in financial assets	$—	$—	$—	$(22.1)	$(22.1)

The net book value of Property, plant and equipment, net by location was as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020
U.S.	$674.9	$636.3
Europe(1)	174.4	169.7
All other countries	14.8	58.6
	$864.1	$864.6

(1) Includes Ireland Property, plant and equipment, net of $0.1 million and $20.3 million, for the years ended December 31, 2021 and December 31, 2020, respectively.

Sales to Walmart as a percentage of Consolidated Net sales (reported primarily in our CSCA segment) were as follows:

Year Ended
December 31, 2021	December 31, 2020	December 31, 2019
14.0%	15.2%	15.5%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021. Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2021 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and Related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of December 31, 2021. The results of management’s assessment have been reviewed with our Audit Committee.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report that is included herein.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on Internal Control Over Financial Reporting

We have audited Perrigo Company plc’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Perrigo Company plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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
March 1, 2022

Perrigo Company plc - Item 10

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)Directors of Perrigo Company plc.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the heading "Election of Directors" or will be included in an amendment to this annual report on Form 10-K.

(b)Executive Officers of Perrigo Company plc.

See Part I, Additional Item of this Form 10-K under the heading "Information About our Executive Officers."

(c)Audit Committee Financial Expert.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(d)Identification and Composition of the Audit Committee.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the heading "Audit Committee" or will be included in an amendment to this annual report on Form 10-K.

(e)Compliance with Section 16(a) of the Exchange Act.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the heading "Delinquent Section 16(a) Reports" or will be included in an amendment to this annual report on Form 10-K.

(f)Code of Ethics.

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the heading "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the headings "Executive Compensation", "Remuneration Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation" or will be included in an amendment to this annual report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the heading "Ownership of Perrigo Ordinary Shares" or will be included in an amendment to this annual report on Form 10-K. Information concerning equity compensation plans is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the heading "Equity Compensation Plan Information" or will be included in an amendment to this annual report on Form 10-K.

Perrigo Company plc - Item 13

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the heading "Certain Relationships and Related-Party Transactions" and "Corporate Governance" or will be included in an amendment to this annual report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the heading "Ratification, in a Non-Binding Advisory Vote, of the Appointment of Ernst & Young LLP as Independent Auditor of the Company and Authorization, in a Binding Vote, of the Board of Directors, Acting Through the Audit Committee, to Fix the Remuneration of the Auditor" or will be included in an amendment to this annual report on Form 10-K.

Perrigo Company plc - Item 15
Exhibits

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

2.2
Put Option Agreement, dated as of September 8, 2021, by and among Perrigo Company plc, Habsont Unlimited Company and certain other parties set forth therein (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 9, 2021) (File No. 001-36353).

2.3**
  Securities Sale Agreement, dated as of October 20, 2021, by and among Perrigo Company plc, Habsont Unlimited Company and certain other parties set forth therein (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2021 (File No. 001-36353).

2.4
Part A of Appendix I to Rule 2.5 Announcement (Conditions to the Implementation of the Scheme and the Acquisition) (incorporated by reference from Annex B to the joint proxy statement/prospectus included in the Company's Registration Statement on Form S-4/A filed on October 8, 2013) (File No. 333-190859).

2.5+
Asset Purchase Agreement, dated as of February 5, 2013, by and among Elan Pharma International Limited, Elan Pharmaceuticals, Inc. and Biogen Idec International Holding Ltd (incorporated by reference from Exhibit 4(c) (31) of Elan Corporation, plc’s Annual Report on Form 20-F for the year ended December 31, 2012) (File No. 001-13896).

2.6
Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2014) (File No. 001-36353).

2.7
Amendment Agreement dated March 27, 2015 to the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V. (incorporated by reference from Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2015) (File No. 001-36353).

2.8
Assignment Letter dated March 17, 2015 regarding the Agreement for the Sale and Purchase of 685,348,257 Shares Of Omega Pharma Invest N.V., dated as of November 6, 2014, by and among the Company, Alychlo N.V. and Holdco I BE N.V. (incorporated by reference from Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2015) (File No. 001-36353).

2.9
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

4.10	Form of Global Note representing the 2026 Notes (included in Exhibit 4.5).

4.11	Description of the Company’s Securities (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.1
Revolving Credit Agreement by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of March 8, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2018) (File No. 001-36353).

10.2
Amendment No. 1, by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 16, 2019) (File No. 001-36353).

10.3
Amendment No. 2 and Waiver to 2018 Revolver, dated as of August 10, 2021, by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 11, 2021) (File No. 001-36353).

10.4
Amendment No. 3 to that certain Revolving Credit Agreement, dated as of December 3, 2021 and entered into by and among Perrigo Finance, the Company, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2021) (File No. 001-36353).

10.5
Term Loan Credit Agreement by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2019) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.6
 Amendment No. 1 and Waiver to 2019 Term Loan, dated as of August 10, 2021, by and among Perrigo Finance Unlimited Company, Perrigo Company plc, JPMorgan Chase Bank, N.A., and the other lenders party thereto, dated as of August 15, 2019 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2021) (File No. 001-36353).

10.7
Amendment No. 2 to that certain Term Loan Credit Agreement, dated as of December 3, 2021 and entered into by and among Perrigo Finance, the Company, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2021) (File No. 001-36353).

10.8
Purchase and Sale Agreement by and among Perrigo Pharma International Designated Activity Company, Perrigo Company plc and RPI Finance Trust, dated February 27, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2017) (File No. 001-36353).

10.9
Stock Purchase Agreement and Agreement and Plan of Merger by and among Perrigo Oral Health Care Holdings, Inc., Perrigo Ireland 6 DAC, Big Mouth Merger Sub, LLC, Ranir Global Holdings, LLC, Camden Partners III SPV, L.P., RGH SELLER REP, LLC and Perrigo Company plc, effective as of May 8, 2019 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019) (File No. 001-36353).

10.10*
Perrigo Annual Incentive Plan, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.11*
2008 Long-Term Incentive Plan, adopted November 4, 2008 (incorporated by reference from Exhibit 10(b) to Perrigo Company's Quarterly Report on Form 10-Q filed on February 3, 2009) (File No. 000-19725).

.
10.12*	2013 Long-Term Incentive Plan (incorporated by reference from Annex J to the Company’s Registration Statement on Form S-4/A filed on October 8, 2013) (File No. 333-190859).

10.13*
Amendment No. 1 to the 2013 Long-Term Incentive Plan, dated as of January 29, 2014 (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.14*
Amendment No. 2 to the 2013 Long-Term Incentive Plan, effective as of July 9, 2015 (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on August 13, 2015) (File No. 001-36353).

10.15*
Amendment No. 3 to the 2013 Long-Term Incentive Plan, effective as of November 3, 2017 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.16*
Amendment No. 4 to the 2013 Long-Term Incentive Plan, effective as of February 13, 2019 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.17*	Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

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

Perrigo Company plc - Item 15
Exhibits

10.23*
Amendment Five to the Nonqualified Deferred Compensation Plan, dated as of August 17, 2015 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2015) (File No. 001-36353).

10.24*
Amendment Six to the Perrigo Company Nonqualified Deferred Compensation Plan, dated as of July 23, 2018 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018) (File No. 001-36353).

10.25*
Perrigo Company plc Executive Committee Severance Policy, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.26*
Perrigo Company plc Change in Control Severance Policy for U.S. Employees, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.27*
Perrigo Company plc U.S. Severance Policy, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.28*
Perrigo Company Employee Severance Programme - Ireland, effective April 9, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020) (File No. 001-36353).

10.29*
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

10.31*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.32*
Forms of Nonqualified Stock Option Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.33*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company’s Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2018) (File No. 001-36353).

10.34*
Forms of Service-Based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.35*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.36*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.37*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.38*
Forms of Performance-based Restricted Stock Unit Award Agreements under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.39*	Form of Perrigo Company plc Director Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.40*	Form of Perrigo Company plc Officer Indemnity Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

Perrigo Company plc - Item 15
Exhibits

10.41*	Form of Perrigo Company Indemnity Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.42*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.43*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.44*
Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.45*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.61 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.46*
Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.62 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.47*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.63 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.48*
Employment Agreement, effective as of October 8, 2018, by and between Perrigo Management Company and Murray S. Kessler (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2018) (File No. 001-36353).

10.49*
Amendment No. 1 to Employment Agreement, effective as of February 13, 2019, by and between Perrigo Management Company and Murray S. Kessler (incorporated by reference from Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.50*
Amended and Restated Employment Agreement, effective as of March 1, 2021, by and between Perrigo Management Company and Murray S. Kessler (incorporated by reference from Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed on March 1, 2021 ) (File No. 001-36353).

10.51*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.52*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.53*
Forms of Performance-based Restricted Stock Unit Award Agreements under Perrigo Company plc’s 2013 Long-Term Incentive Plan incorporated by reference from Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.54*
Letter Agreement between the Company and Raymond Silcock, dated March 17, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2019) (File No. 001-36353).

10.55*
Management Agreement, effective as of January 1, 2020 by and between Perrigo Holding NV and Svend Andersen (incorporated by reference from Exhibit 10.80 to the Company’s Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.56*
Employment Agreement between Perrigo Pharma International D.A.C. and James Dillard, dated January 25, 2019 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020) (File No. 001-36353).

10.57
Stock and Asset Purchase Agreement, by and between the Company and Vestas Pharma LLC, dated as of March 1, 2021 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021) (File No. 001-36353).

10.58
Amendment to Stock and Asset Purchase Agreement, by and between Perrigo Company plc and Padagis LLC, dated as of July 6, 2021 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 12, 2021).

Perrigo Company plc - Item 15
Exhibits

10.59*
Supplement to Letter Agreement, dated as of August 11, 2021, by and between the Company and Raymond Silcock (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021) (FIle No. 001-36353).

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
**     The Company has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of such omitted document to the SEC upon request.

(b)Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

Perrigo Company plc - Item 15
Exhibits

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PERRIGO COMPANY PLC
(in millions)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Allowance for doubtful accounts
Balance at beginning of period	$6.5	$6.0	$5.8
Net bad debt expenses(1)	4.0	2.3	2.2
Additions/(deductions)(2)	(3.3)	(1.8)	(2.0)
Balance at end of period	$7.2	$6.5	$6.0

(1)Includes effects of changes in foreign exchange rates.
(2)Uncollectible accounts written off, net of recoveries. Also includes effects of changes in foreign exchange rates and transfers to held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on March 1, 2022.

PERRIGO COMPANY PLC

By:	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Murray S. Kessler, Raymond P. Silcock, and Todd W. Kingma and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2021 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2021 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2022.

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