Form 10-Q
period 2022-04-02
PERRIGO Co plc
filed 2022-05-11
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 2, 2022

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, €0.001 par value	PRGO	New York Stock Exchange
4.000% Notes due 2023	PRGO23	New York Stock Exchange
3.900% Notes due 2024	PRGO24	New York Stock Exchange
4.375% Notes due 2026	PRGO26	New York Stock Exchange
3.150% Notes due 2030	PRGO30	New York Stock Exchange
5.300% Notes due 2043	PRGO43	New York Stock Exchange
4.900% Notes due 2044	PRGO44	New York Stock Exchange
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
 ☐  Yes  ☒ No
As of May 6, 2022, there were 134,551,671 ordinary shares outstanding.

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: the effect of the coronavirus (COVID-19) pandemic and its variants and associated supply chain impacts on the Company’s business; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company’s appeal of the draft and final Notices of Proposed Assessment (“NOPAs”) issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceedings would have on operating results, cash flows, and liquidity; pending and potential third-party claims and litigation, including litigation relating to the Company’s restatement of previously-filed financial information and litigation relating to uncertain tax positions, including the NOPAs; potential impacts of ongoing or future government investigations and regulatory initiatives; potential costs and reputational impact of product recalls or sales halts; the impact of tax reform legislation and/or changes in healthcare policy; the timing, amount and cost of any share repurchases; fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve the benefits expected from the sale of its RX business and the risk that potential costs or liabilities incurred or retained in connection with that transaction may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company’s ability to achieve the benefits expected from the acquisition of Héra SAS ("HRA Pharma") and the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisition; risks associated with the integration of HRA Pharma, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and strategic and other initiatives. An adverse result with respect to the Company’s appeal of any material outstanding tax assessments or pending litigation, including securities or drug pricing matters, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2021, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$1,074.5	$1,010.0
Cost of sales	736.7	641.6
Gross profit	337.8	368.4

Operating expenses
Distribution	24.4	21.6
Research and development	29.3	31.1
Selling	135.6	135.5
Administration	122.3	127.1
Restructuring	3.6	1.7
Other operating expense, net	0.9	—
Total operating expenses	316.1	317.0

Operating income	21.7	51.4

Interest expense, net	35.8	32.0
Other (income) expense, net	(1.1)	2.4
Income (loss) from continuing operations before income taxes	(13.0)	17.0
Income tax expense (benefit)	(11.7)	14.2
Income (loss) from continuing operations	(1.3)	2.8
Income (loss) from discontinued operations, net of tax	(1.1)	35.3
Net income (loss)	$(2.4)	$38.1

Earnings (loss) per share
Basic
Continuing operations	$(0.01)	$0.02
Discontinued operations	(0.01)	0.27
Basic earnings (loss) per share	$(0.02)	$0.29
Diluted
Continuing operations	$(0.01)	$0.02
Discontinued operations	(0.01)	0.26
Diluted earnings (loss) per share	$(0.02)	$0.28

Weighted-average shares outstanding
Basic	134.0	133.2
Diluted	134.0	134.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income (loss)	$(2.4)	$38.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(24.6)	(111.6)
Change in fair value of derivative financial instruments, net of tax	10.4	(6.0)
Change in post-retirement and pension liability, net of tax	(6.3)	(0.7)
Other comprehensive income (loss), net of tax	(20.5)	(118.3)
Comprehensive income (loss)	$(22.9)	$(80.2)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	April 2, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,965.5	$1,864.9
Accounts receivable, net of allowance for credit losses of $7.1 and $7.2, respectively	679.3	652.9
Inventories	1,022.4	1,020.2
Prepaid expenses and other current assets	268.3	305.8
Current assets held for sale	—	16.1
Total current assets	3,935.5	3,859.9
Property, plant and equipment, net	846.3	864.1
Operating lease assets	195.7	166.9
Goodwill and indefinite-lived intangible assets	2,975.9	3,004.7
Definite-lived intangible assets, net	2,053.7	2,146.1
Deferred income taxes	6.7	6.5
Other non-current assets	375.7	377.5
Total non-current assets	6,454.0	6,565.8
Total assets	$10,389.5	$10,425.7
Liabilities and Shareholders’ Equity
Accounts payable	$479.6	$411.2
Payroll and related taxes	88.6	118.5
Accrued customer programs	132.3	125.6
Other accrued liabilities	270.8	279.4
Accrued income taxes	5.4	16.5
Current indebtedness	4.6	603.8
Current liabilities held for sale	—	32.9
Total current liabilities	981.3	1,587.9
Long-term debt, less current portion	3,510.6	2,916.7
Deferred income taxes	238.9	239.3
Other non-current liabilities	554.2	530.1
Total non-current liabilities	4,303.7	3,686.1
Total liabilities	5,285.0	5,274.0
Contingencies - Refer to Note 15
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	7,018.9	7,043.2
Accumulated other comprehensive income	15.0	35.5
Retained earnings (accumulated deficit)	(1,929.4)	(1,927.0)
Total shareholders’ equity	5,104.5	5,151.7
Total liabilities and shareholders' equity	$10,389.5	$10,425.7

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	134.6	133.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2020	133.1	$7,118.2	$395.0	$(1,858.1)	$5,655.1
Net income	—	—	—	38.1	38.1
Other comprehensive loss	—	—	(118.3)	—	(118.3)
Restricted stock plan	0.6	—	—	—	—
Compensation for stock options	—	0.4	—	—	0.4
Compensation for restricted stock	—	24.6	—	—	24.6
Cash dividends, $0.24 per share	—	(32.6)	—	—	(32.6)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(9.3)	—	—	(9.3)
Balance at April 3, 2021	133.5	$7,101.3	$276.7	$(1,820.0)	$5,558.0

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2021	133.8	$7,043.2	$35.5	$(1,927.0)	$5,151.7
Net income (loss)	—	—	—	(2.4)	(2.4)
Other comprehensive loss	—	—	(20.5)	—	(20.5)
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	26.3	—	—	26.3
Cash dividends, $0.26 per share	—	(34.2)	—	—	(34.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(16.4)	—	—	(16.4)
Balance at April 2, 2022	134.6	$7,018.9	$15.0	$(1,929.4)	$5,104.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash Flows From (For) Operating Activities
Net income (loss)	$(2.4)	$38.1
Adjustments to derive cash flows:
Depreciation and amortization	69.5	90.4
Loss (Gain) on sale of business	1.4	—
Share-based compensation	26.3	25.0
Loss (Gain) on sale of assets	(5.8)	—
Restructuring charges	3.6	1.7
Deferred income taxes	5.1	(21.9)
Amortization of debt premium	(0.2)	(0.7)
Other non-cash adjustments, net	(17.5)	7.9
Subtotal	80.0	140.5
Increase (decrease) in cash due to:
Accounts receivable	(38.1)	(30.3)
Inventories	(10.5)	(83.2)
Prepaid expenses	(0.1)	(14.7)
Accounts payable	72.6	18.5
Payroll and related taxes	(31.8)	(45.9)
Accrued customer programs	8.9	(42.7)
Accrued liabilities	23.7	8.5
Accrued income taxes	(33.9)	27.0
Other, net	8.3	22.5
Subtotal	(0.9)	(140.3)
Net cash from (for) operating activities	79.1	0.2
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	1.4	1.4
Asset acquisitions	—	(70.3)
Additions to property, plant and equipment	(20.3)	(45.4)
Net proceeds from sale of businesses	58.7	—
Proceeds from sale of assets	22.9	—
Other investing, net	—	0.3
Net cash from (for) investing activities	62.7	(114.0)
Cash Flows From (For) Financing Activities
Cash dividends	(34.2)	(32.6)
Other financing, net	(17.7)	(10.7)
Net cash from (for) financing activities	(51.9)	(43.3)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	(3.9)
Net increase (decrease) in cash and cash equivalents	86.2	(161.0)
Cash and cash equivalents of continuing operations, beginning of period	1,864.9	631.5
Cash and cash equivalents held for sale, beginning of period	14.4	10.0
Less cash and cash equivalents held for sale, end of period	—	(9.6)
Cash and cash equivalents of continuing operations, end of period	$1,965.5	$470.9

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

Our vision is to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that are designed to enhance individual well-being.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements have been included and include our accounts and the accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and oral care categories, and contract manufacturing) in the U.S., and Canada, and until it was disposed on March 9, 2022, previously included our Mexico and Brazil-based OTC businesses ("Latin America businesses").
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business in Europe and Australia, which are primarily branded, and our store brand business in the United Kingdom and parts of Europe and Asia.

We previously had an RX segment, which was comprised of our prescription pharmaceuticals business in the U.S., and other pharmaceuticals and diagnostic business in Israel, which businesses have been divested. Following the divestiture, there were no substantial assets or operations left in this segment. The RX segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report (refer to Note 8).

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

Perrigo Company plc - Item 1
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
The following table presents the allowance for credit losses activity (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Balance at beginning of period	$7.2	$6.5
Provision for credit losses, net	0.3	2.9
Receivables written-off	(0.8)	(0.2)
Recoveries collected	—	—
Currency translation adjustment	0.4	(0.1)
Balance at end of period	$7.1	$9.1

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
U.S.	$683.1	$611.3
Europe(2)	351.7	355.3
All other countries(3)	39.7	43.4
Total net sales	$1,074.5	$1,010.0

(1) The net sales by geographic locations is derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $6.6 million for the three months ended April 2, 2022, and $4.5 million for the three months ended April 3, 2021.
(3) Includes net sales generated primarily in Mexico, Australia and Canada.

Perrigo Company plc - Item 1
Note 2

Product Category

The following is a summary of our net sales by category (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
CSCA(1)
Upper respiratory	$152.8	$118.6
Nutrition	127.2	92.2
Digestive health	118.6	118.4
Pain and sleep-aids	102.9	95.1
Oral care	70.4	75.0
Healthy lifestyle	68.2	76.7
Skincare and personal hygiene	48.5	55.3
Vitamins, minerals, and supplements	7.7	7.8
Other CSCA(2)	13.7	1.4
Total CSCA	710.0	640.5
CSCI
Skincare and personal hygiene	101.9	107.0
Upper respiratory	61.4	42.9
Pain and sleep-aids	51.7	49.0
Vitamins, minerals, and supplements	47.9	59.0
Healthy lifestyle	42.7	50.3
Oral care	24.4	25.5
Digestive health	9.2	8.5
Other CSCI(3)	25.3	27.3
Total CSCI	364.5	369.5
Total net sales	$1,074.5	$1,010.0

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

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized over time. Customer contracts recognized over time exist predominately in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $70.8 million for the three months ended April 2, 2022, and $63.1 million for the three months ended April 3, 2021.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment over time; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	April 2, 2022	December 31, 2021
Short-term contract assets	Prepaid expenses and other current assets	$32.5	$40.2

Perrigo Company plc - Item 1
Note 3

NOTE 3 – ACQUISITIONS AND DIVESTITURES
Divestitures During the Three Months Ended April 2, 2022

On March 9, 2022, we completed the sale of our Latin America businesses to Advent International for total consideration of $23.9 million, consisting of $5.4 million in cash, installment receivables due 12 and 18 months from completion totaling $11.3 million based on the Mexican peso exchange rate at the time of sale, and contingent consideration of $7.2 million based on the Brazilian real exchange rate at the time of sale. The sale resulted in a pre-tax loss of $1.4 million, net of professional fees, recorded in Other operating expense, net on the Condensed Statements of Operations.

On March 24, 2022, we completed the sale of ScarAway®, a leading U.S. OTC scar management brand, to Alliance Pharmaceuticals Ltd. for cash consideration of $20.7 million. The sale resulted in a pre-tax gain of $3.6 million recorded in our CSCA segment in Other operating expense, net on the Condensed Statements of Operations.

Acquisitions During the Year Ended December 31, 2021

Héra SAS (“HRA Pharma”) Acquisition Agreement

On September 8, 2021, we and our wholly-owned subsidiary Habsont Unlimited Company (the "Purchaser"), entered into a Put Option Agreement to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from funds affiliated with private equity firms Astorg and Goldman Sachs Asset Management (collectively, the "Sellers"). Pursuant to the Put Option Agreement, following completion of the works council consultation process required under French law, the selling shareholders exercised their put option right under the Put Option Agreement and, on October 20, 2021, the Company, the Purchaser and the Sellers entered into a Securities Sale Agreement in the form previously agreed by the parties (the “Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser has agreed to acquire certain holding companies holding all of the outstanding equity interests of HRA Pharma from the Sellers for cash. The transaction values HRA Pharma at €1.8 billion, or approximately $1.9 billion, based on exchange rates at the time the transaction closed on April 29, 2022 on an enterprise value basis and using a lockbox mechanism set forth in the Purchase Agreement. Operating results are expected to be reported within both our CSCA and CSCI segments. Refer to Note 18 - Subsequent Events for additional details.

Divestitures During the Year Ended December 31, 2021

RX business

Refer to Note 8 - Discontinued Operations for details on the sale of the RX business.

Perrigo Company plc - Item 1
Note 4

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2021	Purchase accounting adjustments	Impairments	Currency translation adjustments	April 2, 2022
CSCA(1)	$1,902.4	$—	$—	$(0.4)	$1,902.0
CSCI(2)	1,097.0	—	—	(28.3)	1,068.7
Total goodwill	$2,999.4	$—	$—	$(28.7)	$2,970.7

(1) We had no accumulated goodwill impairments as of April 2, 2022 and $6.1 million as of December 31, 2021.
(2) We had accumulated goodwill impairments of $878.4 million as of April 2, 2022 and as of December 31, 2021.

CSCA Reporting Unit Goodwill

On May 18, 2021, we announced a definitive agreement to sell our Latin America businesses within our CSCA segment, to Advent International. As a result, we prepared a goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment of $6.1 million within our CSCA segment during the three months ended July 3, 2021.

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	April 2, 2022		December 31, 2021
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.5	$—	$3.5	$—
In-process research and development	1.7	—	1.8	—
Total indefinite-lived intangibles	$5.2	$—	$5.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$82.3	$56.6	$73.2	$56.9
Developed product technology, formulations, and product rights	298.7	194.4	300.2	191.4
Customer relationships and distribution networks	1,777.0	891.2	1,820.7	887.8
Trademarks, trade names, and brands	1,438.3	400.4	1,482.3	394.2
Non-compete agreements	2.1	2.1	2.1	2.1
Total definite-lived intangibles	$3,598.4	$1,544.7	$3,678.5	$1,532.4
Total intangible assets	$3,603.6	$1,544.7	$3,683.8	$1,532.4

We recorded amortization expense of $48.5 million for the three months ended April 2, 2022, and $53.2 million for the three months ended April 3, 2021.

On March 17, 2022, we announced that we received final approval from the U.S. Food and Drug Administration for the over-the-counter use of Nasonex® 24HR Allergy (mometasone furoate monohydrate 50mcg). The approval triggered a $10.0 million milestone payment to the licensor. We accrued the milestone payment and capitalized it as a definite-lived intangible asset, and will make the milestone payment subsequent to April 2, 2022.

Perrigo Company plc - Item 1
Note 5

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	April 2, 2022	December 31, 2021
Finished goods	$540.9	$549.2
Work in process	263.1	251.9
Raw materials	218.4	219.1
Total inventories	$1,022.4	$1,020.2

NOTE 6 – FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	April 2, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$0.2	$—	$—	$0.4	$—	$—
Foreign currency forward contracts	—	4.3	—	—	5.7	—
Foreign currency option contracts	—	1.5	—	—	5.0	—
Total assets	$0.2	$5.8	$—	$0.4	$10.7	$—

Liabilities:
Cross-currency swap	$—	$—	$—	$—	$13.8	$—
Foreign currency forward contracts	—	3.4	—	—	2.4	—
Total liabilities	$—	$3.4	$—	$—	$16.2	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$71.7
Total assets	$—	$—	$—	$—	$—	$71.7
Liabilities
Liabilities held for sale, net(2)	$—	$—	$—	$—	$—	$16.8
Total liabilities	$—	$—	$—	$—	$—	$16.8

(1)     During the year ended December 31, 2021, goodwill with a carrying value of $81.7 million was written down to a fair value of $71.7 million
(2)     We measured the net assets held for sale for impairment purposes and recorded a total impairment of $162.2 million, resulting in a net liability held for sale balance as of December 31, 2021.

There were no transfers within Level 3 fair value measurements during the three months ended April 2, 2022 or the year ended December 31, 2021.

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Perrigo Company plc - Item 1
Note 6

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	April 2, 2022		December 31, 2021
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,760.0	$—	$2,760.0	$—
Fair value	$2,657.0	$—	$2,847.2	$—

Private placement note
Carrying value (excluding premium)	$—	$149.3	$—	$153.5
Fair value	$—	$157.4	$—	$162.6

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

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	April 2, 2022	December 31, 2021
Fair value method	Prepaid expenses and other current assets	$0.2	$0.4
Fair value method(1)	Other non-current assets	$1.8	$1.8
Equity method	Other non-current assets	$65.7	$66.4

(1)     Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended
Measurement Category	Income Statement Location	April 2, 2022	April 3, 2021
Fair value method	Other (income) expense, net	$0.2	$—
Equity method	Other (income) expense, net	$0.7	$0.7

NOTE 8 – DISCONTINUED OPERATIONS

Our discontinued operations consist of our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “RX business”).

On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris Capital Partners, LLC (“Altaris”). On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion. The consideration includes a $53.3 million reimbursement related to an Abbreviated New Drug Application (“ANDA") for a generic topical lotion which Altaris delivered in cash to Perrigo pursuant to the terms of the Agreement during the three months ended April 2, 2022. The sale resulted in a pre-tax gain, net of professional

Perrigo Company plc - Item 1
Note 8
fees, of $47.5 million recorded in Other (income) expense, net on the Statement of Operations for discontinued operations. The gain included a $159.3 million increase from the write-off of foreign currency translation adjustment from Accumulated other comprehensive income. The transaction gain was subject to final settlements under the Agreement, which were finalized in the first quarter of 2022 with no change to the gain reported for the year ended December 31, 2021.

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

Under the terms of the agreement, we will provide transition services for up to 24 months after the close of the transaction, and we entered into a reciprocal supply agreement pursuant to which Perrigo will supply certain products to the RX business and the RX business will supply certain products to Perrigo. The supply agreements have a term of four years, extendable up to seven years by the party who is the purchaser of the products under such agreement. We also extended distribution rights to the RX business for certain OTC products owned and manufactured by Perrigo that may be fulfilled through pharmacy channels, in return for a share of the net profits.

We recognized $3.4 million of income related to the transition services agreement ("TSA") in Administration expense and collected $3.4 million during the three months ended April 2, 2022. We recognized $32.8 million of product sales and royalty income in Net sales related to the supply and distribution agreements with the RX business and collected $30.7 million during the three months ended April 2, 2022. We purchased $8.7 million of inventories related to the supply arrangement with the RX business and paid $14.3 million during the three months ended April 2, 2022.

Additionally, under the TSA, we net settle any receipts received or payments made on behalf of the RX business’ customers or vendors. As of April 2, 2022, we recorded a receivable in the amount of $14.8 million in Prepaid expenses and other current assets for the reimbursement due to Perrigo.

In the transaction, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 15 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris' obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. We did not incur changes in liabilities or request payments from Altaris related to the indemnity of these liabilities during the three months ended April 2, 2022.

Perrigo Company plc - Item 1
Note 8

For the three months ended April 2, 2022, we incurred $1.1 million of net loss from discontinued operations, which primarily related to legal fees for retained liabilities and related tax benefit. Prior year income from discontinued operations, net of tax was as follows (in millions):

Three months ended
April 3, 2021
Net sales	$200.1
Cost of sales	138.3
Gross profit	61.8

Operating expenses
Distribution	3.3
Research and development	13.4
Selling	7.4
Administration	18.2
Other operating expense (income)	(0.9)
Total operating expenses	41.4

Operating income	20.4

Interest expense, net	0.6
Other (income) expense, net	(1.5)
Income from discontinued operations before tax	21.3
Income tax benefit	(14.0)
Income from discontinued operations, net of tax	$35.3

During the three months ended April 3, 2021, we incurred $9.3 million of separation costs related to the sale of the RX business, which are recorded in administration expenses.

Select cash flow information related to discontinued operations was as follows (in millions):

Three months ended
April 3, 2021
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$15.3

Cash flows from discontinued operations investing activities:
Asset acquisitions	$(69.7)
Additions to property, plant and equipment	(3.2)

Asset acquisitions related to discontinued operations consisted of two ANDAs purchased under a contractual arrangement. On December 31, 2020, we purchased an ANDA for a generic topical gel for $16.4 million, which was subsequently paid during the three months ended April 3, 2021 and on March 8, 2021, we purchased an ANDA for a generic topical lotion for $53.3 million. These ANDAs were acquired by Altaris as part of the RX business sale.

Perrigo Company plc - Item 1
Note 9

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Option Contracts

In September of 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that were scheduled to mature in the third quarter of 2022. We recorded a loss of $3.5 million for the change in fair value of the option contracts during the three months ended April 2, 2022 in Other (income) expense, net. These options and other economic hedging activity using options were settled subsequent to April 2, 2022 in connection with the closing of the acquisition of HRA Pharma on April 29, 2022 (refer to Note 18).

Cross-currency Swaps

On August 15, 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the EUR currency exposure of our net investment in European operations. This agreement is a contract to exchange floating-rate Euro payments for floating-rate U.S. dollar payments through August 15, 2022. We terminated this cross-currency swap on January 28, 2022.

Interest Rate Swaps

There were no active designated or non-designated interest rate swaps as of April 2, 2022 or December 31, 2021.

Foreign Currency Forwards

Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	April 2, 2022	December 31, 2021
European Euro (EUR)	$192.4	$232.6
British Pound (GBP)	161.2	135.8
Danish Krone (DKK)	53.2	37.5
Swedish Krona (SEK)	50.1	47.8
Chinese Yuan (CNH)	44.5	37.7
Canadian Dollar (CAD)	27.3	29.0
Mexican Peso (MXN)	18.8	1.0
United States Dollar (USD)	18.3	22.9
Polish Zloty (PLZ)	14.1	21.0
Norwegian Krone (NOK)	9.3	11.0
Brazilian Real (BRL)	6.8	—
Turkish Lira (TRY)	3.4	3.1
Romanian New Leu (RON)	2.7	1.6
Australian Dollar (AUD)	2.2	1.6
Switzerland Franc (CHF)	2.0	1.9
Other	6.7	3.6
Total	$613.0	$588.1

The maximum term of our forward currency exchange contracts is 60 months.

Perrigo Company plc - Item 1
Note 9

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	April 2, 2022	December 31, 2021
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.1	$3.5
Foreign currency forward contracts	Other non-current assets	0.8	1.3
Total designated derivatives		$2.9	$4.8
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.4	$0.9
Foreign currency options	Prepaid expenses and other current assets	1.5	5.0
Total non-designated derivatives		$2.9	$5.9

		Liability Derivatives
		Fair Value
	Balance Sheet Location	April 2, 2022	December 31, 2021
Designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$2.0	$1.2
Cross-currency swap	Other accrued liabilities	—	13.8
Total designated derivatives		$2.0	$15.0
Non-designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$1.4	$1.2

The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

Perrigo Company plc - Item 1
Note 9

	Three Months Ended
	April 2, 2022
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.5)	Interest expense, net	$—
Foreign currency forward contracts	(7.2)	Net sales	0.3	Net sales	—
		Cost of sales	(0.4)	Cost of sales	0.1
				Other (income) expense, net	0.1
	$(7.2)		$(0.6)		$0.2
Net investment hedges:
Cross-currency swap	$(4.6)			Interest expense, net	$(0.5)

(1) Net loss of $6.3 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

	Three Months Ended
	April 3, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.5)	Interest expense, net	$—
Foreign currency forward contracts	1.7	Net sales	(0.9)	Net sales	—
		Cost of sales	(1.4)	Cost of sales	0.1
				Other (income) expense, net	(0.1)
	$1.7		$(2.8)		$—
Net investment hedges:
Cross-currency swap	$(0.5)			Interest expense, net	$1.0

Perrigo Company plc - Item 1
Note 9

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended
Non-Designated Derivatives	Income Statement Location	April 2, 2022	April 3, 2021
Foreign currency forward contracts	Other (income) expense, net	$0.5	$(4.8)
	Interest expense, net	(0.4)	1.2
		$0.1	$(3.6)

Foreign currency options	Other (income) expense, net	$3.5	$—

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Three Months Ended
	April 2, 2022
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,074.5	$736.7	$35.8	$(1.1)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.3	$(0.4)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.1	$—	$0.1
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.5)	$—

Perrigo Company plc - Item 1
Note 9

	Three Months Ended
	April 3, 2021
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,010.0	$641.6	$32.0	$2.4

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.9)	$(1.4)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.1	$—	$(0.1)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.5)	$—

NOTE 10 – LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	April 2, 2022	December 31, 2021
Operating	Operating lease assets	$195.7	$166.9
Finance	Other non-current assets	26.2	27.9
Total		$221.9	$194.8

Liabilities	Balance Sheet Location	April 2, 2022	December 31, 2021
Current
Operating	Other accrued liabilities	$24.4	$26.0
Finance	Current indebtedness	4.6	4.9
Non-Current
Operating	Other non-current liabilities	171.3	147.3
Finance	Long-term debt, less current portion	19.8	20.9
Total		$220.1	$199.1

Perrigo Company plc - Item 1
Note 10

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	April 2, 2022	December 31, 2021	April 2, 2022	December 31, 2021
CSCA	$95.5	$98.2	$14.9	$15.3
CSCI	27.9	30.7	7.5	7.9
Unallocated	72.3	38.0	3.8	4.7
Total	$195.7	$166.9	$26.2	$27.9

	Liabilities
	Operating		Financing
	April 2, 2022	December 31, 2021	April 2, 2022	December 31, 2021
CSCA	$96.3	$99.7	$15.7	$16.0
CSCI	29.1	31.8	4.8	5.0
Unallocated	70.3	41.8	3.9	4.8
Total	$195.7	$173.3	$24.4	$25.8

Lease expense was as follows (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating leases(1)	$9.7	$9.8

Finance leases
Amortization	$1.5	$1.5
Interest	0.2	0.2
Total finance leases	$1.7	$1.7

            (1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of April 2, 2022 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2022	$22.2	$4.1	$26.3
2023	24.8	3.9	28.7
2024	21.7	2.4	24.1
2025	19.2	2.2	21.4
2026	17.6	2.1	19.7
After 2026	122.4	13.6	136.0
Total lease payments	227.9	28.3	256.2
Less: Interest	32.2	3.9	36.1
Present value of lease liabilities	$195.7	$24.4	$220.1

Perrigo Company plc - Item 1
Note 10

Our weighted average lease terms and discount rates are as follows:

	April 2, 2022	April 3, 2021
Weighted-average remaining lease term (in years)
Operating leases	12.09	10.52
Finance leases	9.28	9.31
Weighted-average discount rate
Operating leases	2.61%	2.97%
Finance leases	2.82%	2.76%

Our lease cash flow classifications are as follows (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8.5	$10.0
Operating cash flows for finance leases	$0.2	$0.2
Financing cash flows for finance leases	$1.3	$1.3

Leased assets obtained in exchange for new finance lease liabilities	$—	$4.2
Leased assets obtained in exchange for new operating lease liabilities	$31.6	$3.9

Perrigo Company plc - Item 1
Note 11

NOTE 11 – INDEBTEDNESS

Subsequent to April 2, 2022 we refinanced our existing revolving and term loan agreements, as discussed below, and entered into new senior secured credit facilities. Refer to Note 18 for more information regarding our new senior secured credit facilities.

Total borrowings are summarized as follows (in millions):

		April 2, 2022	December 31, 2021
Term loan
2019 Term loan due August 15, 2022(1)		$600.0	$600.0

Notes and Bonds
Coupon	Due
5.105%	July 28, 2023(2)	$149.3	$153.5
4.000%	November 15, 2023	215.6	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
3.900%	June 15, 2030(3)	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,909.3	2,913.5
Other financing		24.3	25.8
Unamortized premium (discount), net		(5.2)	(4.8)
Deferred financing fees		(13.2)	(14.0)
Total borrowings outstanding		3,515.2	3,520.5
Current indebtedness		(4.6)	(603.8)
Total long-term debt less current portion		$3,510.6	$2,916.7

    (1) Reported as long-term associated with refinancing after April 2, 2022. Refer to Note 18.
    (2) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.
    (3) The coupon rate noted above is that as of December 31, 2021, following a step up in rate from 3.150% to 3.900%, effective December 16, 2021. Due to a credit ratings downgrade by S&P and Moody's in the first quarter of 2022, the interest rate has stepped up from 3.900% to 4.400% starting after June 15, 2022.

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of April 2, 2022 or December 31, 2021.

Term Loan and Notes

In August 2019, we refinanced a prior term loan with the proceeds of a $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan"). We had $600.0 million outstanding under our 2019 Term Loan as of both April 2, 2022 and December 31, 2021.

Waiver and Amendment of Debt Covenants

We are subject to financial covenants in the 2018 Revolver and 2019 Term Loan, including a maximum leverage ratio covenant, which previously required us to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as such terms are defined in such credit agreements) of not more than 3.75 to 1.00 at the end of each fiscal quarter. On December 3, 2021, we and Perrigo Finance entered into Amendment No. 2 to our 2019 Term Loan (the “Term Loan Amendment”) and Amendment No. 3 to our 2018 Revolver (the “Revolver Amendment”) with the lenders under each such facility, pursuant to which the maximum leverage ratio was

Perrigo Company plc - Item 1
Note 11

increased to 5.75 to 1.00 for the fourth quarter of 2021 and the first quarter of 2022, returning to 3.75 to 1.00 beginning with the second quarter of 2022. If we consummate certain qualifying acquisitions in the second quarter of 2022 or any subsequent quarter during the term of the loan, the maximum ratio would increase to 4.00 to 1.00 for such quarter. The amendments also modified certain provisions related to restricted payments to account for the amended leverage ratio covenant. Finally, the Revolver Amendment contains amendments related to the replacement of LIBOR with the Sterling Overnight Index Average (SONIA) as the benchmark for borrowings under the 2018 Revolver in Pounds Sterling. As of April 2, 2022, we are in compliance with all the covenants under our debt agreements.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of April 2, 2022 or December 31, 2021.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 10).

NOTE 12 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Numerator:
Income (loss) from continuing operations	$(1.3)	$2.8
Income (loss) from discontinued operations, net of tax	(1.1)	35.3
Net income (loss)	$(2.4)	$38.1

Denominator:
Weighted average shares outstanding for basic EPS	134.0	133.2
Dilutive effect of share-based awards*	—	1.4
Weighted average shares outstanding for diluted EPS	134.0	134.6

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	1.8
* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three months ended April 2, 2022 or April 3, 2021.

Perrigo Company plc - Item 1
Note 13

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments (1)	Post-Retirement and Pension Liability Adjustments, net of tax(1)	Total AOCI
Balance at December 31, 2021	$(22.0)	$67.4	$(9.9)	$35.5
OCI before reclassifications	9.8	19.0	(7.7)	21.1
Amounts reclassified from AOCI	0.6	(43.6)	1.4	(41.6)
Other comprehensive income (loss)	$10.4	$(24.6)	$(6.3)	$(20.5)
Balance at April 2, 2022	$(11.6)	$42.8	$(16.2)	$15.0

(1) Amounts reclassified from AOCI relate to the divestiture of the Latin America businesses

NOTE 14 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended
April 2, 2022	April 3, 2021
90.2%	84.0%

The effective tax rate on the pre-tax loss for the three months ended April 2, 2022, increased compared to the effective tax rate on the pre-tax income for the three months ended April 3, 2021, primarily due to the tax benefit of the loss on sale of our Latin America businesses. The increase in the effective tax rate was offset, in part, by income tax expense associated with internal legal entity restructuring recognized for the three months ended April 2, 2022, and the net income tax expense on intra-entity transfers of intellectual property recognized for the three months ended April 3, 2021.

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

Perrigo Company, our U.S. subsidiary ("Perrigo U.S."), is engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the generic heartburn medication omeprazole. On August 27, 2014, we received a statutory notice of deficiency from the IRS relating to our fiscal tax years ended June 27, 2009, and June 26, 2010 (the “2009 tax year” and “2010 tax year”, respectively). On April 20, 2017, we received a statutory notice of deficiency from the IRS for the years ended June 25, 2011 and June 30, 2012 (the “2011 tax year” and “2012 tax year”, respectively). Specifically, both statutory notices proposed adjustments related to the offshore reporting of profits on sales of omeprazole in the United States resulting from the assignment of an omeprazole distribution contract to an Israeli affiliate. In addition to the transfer pricing adjustments, which applied to all four tax years, the statutory notice of deficiency for the 2011 and 2012 tax years included adjustments requiring the capitalization and amortization of certain legal expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits related to ANDAs filed with a Paragraph IV Certification.

We do not agree with the audit adjustments proposed by the IRS in either of the notices of deficiency. We paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and timely filed claims for refund on June 11, 2015 for the 2009 and 2010 tax years, and on June 7, 2017, for the 2011 and 2012 tax years. On August 15, 2017, following disallowance of such refund claims, we timely filed a complaint in the United States District Court for the Western District of Michigan seeking refunds of tax, interest, and penalties of $27.5 million for the 2009 tax year, $41.8 million for the 2010 tax year, $40.1 million for the 2011 tax year, and $24.7 million for the

Perrigo Company plc - Item 1
Note 14

2012 tax year, for a total of $134.1 million, plus statutory overpayment interest thereon from the dates of payment. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017.

A bench trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the drug is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a United States Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on nearly identical ANDA issues as we have before the court. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court's decision. On January 28, 2022, the IRS filed a Notice of Appeal with the United States Court of Appeals of the Third Circuit to appeal the United States Tax Court's decision in Mylan v. Comm'r.

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The 30-day letter proposed, among other modifications, transfer pricing adjustments in connection with the distribution of omeprazole in the aggregate amount of $141.6 million and ANDA-related adjustments in the aggregate amount of $21.9 million. The 30-day letter also set forth adjustments described in the next two paragraphs. We timely filed a protest to the 30-day letter for those additional adjustments but noting that due to the pending refund litigation described above, IRS Appeals would not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both carryforward issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not sustained, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, an adverse ruling on the omeprazole issue could have a material impact on subsequent periods, with additional tax liability in the range of $24.0 million to $112.0 million, not including interest and any applicable penalties.

Perrigo Company plc - Item 1
Note 14

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in certain intercompany debts owed by it to Perrigo Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. On May 7, 2020, the IRS issued a NOPA capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate ("AFR") (a blended rate reduction of 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. The NOPA proposes a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a Revenue Agent's Report ("RAR"), together with the 30-day letter, requiring our filing of a written protest to request IRS Appeals consideration. The protest was timely filed with the IRS on February 26, 2021. On January 20, 2022, the IRS responded to our protest with its rebuttal in which it revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rates and proposing revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS rebuttal is 4.36%, an increase from the blended interest rate in the RAR of 2.57% but lower than the stated blended interest rate of the loans of 6.8%.We will pursue all available administrative and judicial remedies necessary to defend the deductibility of the interest expense on this indebtedness. If the IRS were to prevail in its revised proposed adjustment, we estimate an increase in tax expense of approximately $72.9 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the fiscal years ended December 31, 2015 through December 31, 2018 with potential section 163(j) carryover impacts beyond December 2018. If those further adjustments were sustained, based on preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense would not exceed $58.5 million, excluding interest and penalties. No further adjustments beyond this period are expected. We strongly disagree with the IRS position and we will pursue all available administrative and judicial remedies necessary. At this stage, we are unable to estimate any additional liability, if any, associated with this matter.

In addition, the 30-day letter for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow reductions to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year. The NOPA asserts that the reduction of gross sales income of such chargebacks is an impermissible method of accounting and proposed a change in accounting method that would defer the reduction in gross sales income until the year the prescription products were re-sold to covered retailers. The NOPA proposes an increase in sales revenue of approximately $99.5 million for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS Appeals consideration. On January 20, 2022, the IRS responded to our protest with its rebuttal and reiterated the NOPA's position that the accrued chargebacks are not currently deductible in the tax year accrued because all events have not occurred to establish the fact of the liability in the year deducted. If the IRS were to prevail in its proposed adjustment, we estimate a payment of approximately $18.0 million, excluding interest and penalties for the 2013-2015 tax years. In addition, we expect the IRS to seek similar adjustments for future years. If those future adjustments were to be sustained, based on preliminary calculations and subject to further analysis, we estimate this would result in a payment not to exceed $7.0 million through tax year ended December 31, 2021, excluding interest and penalties. We strongly disagree with the IRS’s proposed adjustment and will pursue all available administrative and judicial remedies necessary.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019.

Perrigo Company plc - Item 1
Note 14

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, LLC ("Athena") for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property in various developmental products, including the Multiple Sclerosis drug Tysabri, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax based on imputing royalty income to Athena using a 24.7% royalty rate derived by the IRS and a 40.0% accuracy-related penalty. This amount excludes consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagree with the IRS position. On December 22, 2016, we also received a NOPA for these years denying the deductibility of settlement costs related to illegal marketing of Zonegran in the United States raised in a Qui Tam action under the U.S. False Claims Act. We strongly disagree with the IRS' position on this issue as well. Because we believe that any concession on these issues in Appeals would be contrary to our evaluation of the issues and to avoid double taxation of the same income in the United States and Ireland, we pursued our remedies under the Mutual Agreement Procedure of the U.S.-Ireland Income Tax Treaty to alleviate double taxation. On April 21 and 23, 2020, we filed requests for Competent Authority Assistance with the IRS and Irish Revenue on the Tysabri royalty issue, and those applications were accepted. On October 20, 2020, we amended our requests for Competent Authority Assistance to include the Zonegran issue and these supplemental requests were also accepted. On May 6, 2021, we had our opening conference with the IRS. A follow-up conference was held with the IRS on December 13, 2021 and we discussed our submission, which continues to be reviewed by the IRS. Our opening conference with Irish Revenue was held on July 23, 2021 and we discussed our submission, which continues to be reviewed by Irish Revenue. The U.S. and Irish Competent Authorities will seek to achieve a resolution that avoids double taxation on both the Tysabri royalty and Zonegran issues.

No payment of the additional amounts is required until these two matters are resolved with finality under the treaty, or any additional administrative or judicial process if treaty negotiations are unsuccessful.

Irish Revenue Audit of Fiscal Years Ended December 31, 2012 and December 31, 2013

On November 29, 2018, Irish Revenue issued a Notice of Amended Assessment (“NoA”) for the tax year ended December 31, 2013, related to the tax treatment of the 2013 sale of the Tysabri® intellectual property and related assets to Biogen Idec by Elan Pharma. On September 29, 2021, Elan Pharma reached an agreement with Irish Revenue providing for full and final settlement of the NoA on the following terms: (i) on a 'without prejudice basis' and, for purposes of the settlement, an alternative basis of taxation was applied, (ii) Irish Revenue to take no further action in relation to the NoA or any Tysabri related income or transactions, (iii) no interest or penalties applied, (iv) a total tax of €297.0 million charged as full and final settlement of all liabilities arising from the sale of the Tysabri patents for the fiscal years 2013 to 2021, and (v) after Irish Revenue credited taxes already paid and certain unused research and development ("R&D") credits against the €297.0 million charged settlement amount, the total cash payment of €266.1 million, $307.5 million as of the date of payment, was made on October 5, 2021. We recorded the payment as a component of income tax expense on the Consolidated Statements of Operations in the third quarter of 2021.

Israel Tax Authority Audit of Fiscal Year Ended June 27, 2015 and Calendar Years Ended December 31, 2015 through December 31, 2019

On December 29, 2020, we received a Stage A assessment from the Israel Tax Authority ("ITA") for the tax years ended December 31, 2015 through December 31, 2017 relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. Through negotiations with the ITA, we resolved the audit by agreeing to add tax years ended December 31, 2018 and December 31, 2019 to the audit. Further, the agreement with the ITA required us to pay $19.0 million, after offset of refunds of $17.2 million, for the five taxable years. In addition, we paid $12.5 million to resolve a tax liability indemnity for the tax year ended December 31, 2017 relating to Perrigo API Ltd, which we disposed of in December 2017 (refer to Note 15).

Perrigo Company plc - Item 1
Note 14

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of April 2, 2022. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 15 – CONTINGENCIES

    In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of April 2, 2022, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Perrigo Company plc - Item 1
Note 15

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

Opt-Out Complaints

Perrigo Company plc - Item 1
Note 15

On January 22, 2018, Perrigo was named a co-defendant along with 35 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of 31 generic prescription pharmaceutical products starting in 2013. On December 21, 2018, an amended complaint was filed that adds additional products and allegations against a total of 39 manufacturers for 33 products. The only allegations specific to Perrigo relate to Clobetasol, Desonide, Econazole, Nystatin cream, and Nystatin ointment. Perrigo moved to dismiss this complaint on February 21, 2019. The motion was denied on August 15, 2019. The case is proceeding in discovery. On February 3, 2020, the plaintiffs requested leave to file a second amended complaint, which it has withdrawn and refiled several times since, with the latest requested amendment filed in August 2020. The proposed amended complaint adds dozens of additional products and allegations to the original complaint. Perrigo is discussed in connection with allegations concerning an additional drug, Fenofibrate. Defendants opposed the motion for leave to file a second amended complaint and the court has yet to rule on the issue.

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

Perrigo Company plc - Item 1
Note 15

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

Perrigo Company plc - Item 1
Note 15

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

Perrigo Company plc - Item 1
Note 15

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

On October 8, 2021, approximately 20 health plans filed a Praecipe to Issue Writ of Summons in Pennsylvania state court to commence an action against 46 generic pharmaceutical manufacturers and 24 individuals, alleging antitrust violations concerning generic pharmaceutical drugs. While Perrigo was named as a defendant, no complaint has been filed and the precise allegations and products at issue have not been identified. On January 3, 2022, the plaintiffs filed a second Praecipe. Proceedings in the case, including the filing of a complaint, have not yet occurred. As of February 4, 2022, the case is in deferred status.

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 other generic pharmaceutical manufacturers, and certain individuals (including two former Perrigo employees), alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of eighty products. The allegations against Perrigo focus on the following drugs: Adapalene Cream, Ammonium Lactate cream and lotion, Betamethasone dipropionate lotion, Bromocriptine tablets, Calcipotriene Betamethasone Dipropionate Ointment, Ciclopirox cream and solution, Clindamycin solution, Desonide cream and ointment, Econazole cream, Erythromycin base alcohol solution, Fluticasone cream and lotion, Halobetasol cream and ointment, Hydrocortisone Acetate suppositories, Hydrocortisone Valerate cream, Imiquimod cream, Methazolamide tablets, Nystatin ointment, Prochlorperazine suppositories, Promethazine HCL suppositories, Tacrolimus ointment, and Triamcinolone cream and ointment. The Complaint was filed in the District of Connecticut,

Perrigo Company plc - Item 1
Note 15

but has been transferred into the MDL. On May 7, 2021, the Court ruled that this case will move forward as a bellwether case. On September 9, 2021, the States filed an amended complaint, although the substantive allegations against Perrigo did not change. Perrigo moved to dismiss the Complaint on November 12, 2021. That motion has been fully briefed and is pending. The case is included among the “bellwether cases” designated to move on a more expedited schedule than the other cases in the MDL, and, as such, it will be subject to the January 17, 2023 discovery deadline and November 16, 2023 summary judgment deadline if the Complaint survives the pending motions to dismiss. Like the other cases in the MDL, no trial date has been set for this case.

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders: (i) shareholders who purchased shares during the period from April 21, 2015 through May 3, 2017 on the U.S. exchanges; (ii) shareholders who purchased shares during the same period on the Tel Aviv exchange; and (iii) shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting

Perrigo Company plc - Item 1
Note 15

the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation began in late 2018. Discovery in the class action ended on January 31, 2021. In early April 2021, the defendants filed various post-discovery motions, including summary judgment motions; the briefing of which was completed in early July 2021. The motions are now before the court. The court held oral argument on April 7, 2022. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 1
Note 15

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

Perrigo Company plc - Item 1
Note 15

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

Perrigo Company plc - Item 1
Note 15

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

The same Highfields plaintiffs the same day then filed a new lawsuit in Massachusetts State Court asserting the same factual allegations as in their federal lawsuit and alleging only Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. Defendants’ motion to dismiss was fully briefed as of late November 2020, argument occurred in early May 2021. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants’ filed their answers in January 2022 denying liability. The discovery phase in this case has begun (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court). The Court held a discovery conference and approved discovery deadlines into mid-2023 to complete fact and expert discovery.

In Israel (cases related to events in 2015-2017)

Because our shares were traded on the Tel Aviv exchange under a dual trading arrangement until February 23, 2022, we are potentially subject to securities litigation in Israel. Three cases were filed; one was voluntarily dismissed in each of 2017 and 2018 and one was stayed in 2018. We are consulting with Israeli counsel about our response to these allegations and we intend to defend this case vigorously.

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

Perrigo Company plc - Item 1
Note 15

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

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court in which the settlement received final approval in February 2022. This case alleges that persons who invested through the Tel Aviv stock exchange can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings pending the resolution of proceedings in the United States. Perrigo filed a further request for a stay in February 2020, and the court granted the stay indefinitely. The plaintiff filed a motion to lift the stay then later agreed that the case should remain stayed through February 2021. The stay continued in place during 2021. After the settlement of the U.S. case described above (In re Perrigo Company plc Sec. Litig.), Perrigo’s counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The plaintiff filed papers in late April 2022 requesting that the Court allow the parties some additional months to explore options, and the Court required the parties to provide an update no later than June 30, 2022. The case has been transferred to a newly-appointed judge as the original judge has moved to a higher court. We intend to defend the lawsuit vigorously.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Missouri, New Jersey, Louisiana, Ohio, Oregon and Illinois alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of April 2, 2022, the Company is currently named in 64 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2022, 2023 and 2024, with the earliest trial date in May 2022.

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

Perrigo Company plc - Item 1
Note 15

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

As of April 2, 2022, the Company has been named in three hundred and nine (309) personal injury lawsuits, most in the MDL tied to various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company has also been named in a handful of similar lawsuits in the state courts of Illinois and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws.

The Company has also been named in a Complaint brought by the New Mexico Attorney General based on the following theories: violation of a New Mexico public nuisance statute, NMSA 30-8-1 to -14; common law nuisance; and negligence and gross negligence. The Company is named in this lawsuit with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. Brand name manufactures named in the lawsuit also face claims under the state’s Unfair Practices & False Advertising acts. Likewise, the Company has also been named in a Complaint brought by the Mayor and City Council of Baltimore, along with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. This action brings claims under the Maryland Consumer Protection Act against the brand name defendants only, as well as public nuisance and negligence for the remaining defendants. The Company was originally able to consolidate the New Mexico and Baltimore Actions to the MDL, however both actions were recently remanded to state court. The Company filed motions to dismiss in both actions. The New Mexico District Court denied the Company’s Motion to Dismiss and litigation continues. The Maryland Circuit Court has not issued a ruling on the Company’s Motion. The Company will continue to vigorously defend each of these lawsuits. On January 28, 2022 the Baltimore Circuit Court dismissed all of Plaintiffs’ claims in full against Perrigo. Plaintiffs have not sought certification to appeal the Circuit Court’s ruling.

Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At April 2, 2022, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was approximately $65.0 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of approximately $45.9 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory

Perrigo Company plc - Item 1
Note 15

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

NOTE 16 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Beginning balance	$6.9	$9.1
Additional charges	3.6	1.8
Payments	(2.1)	(4.4)
Non-cash adjustments	(0.2)	(0.3)
Ending balance	$8.2	$6.2

The charges incurred during the three months ended April 2, 2022 and April 3, 2021 were primarily associated with actions taken on supply chain restructuring in 2022 and actions to streamline the organization in 2021.

There were no other material restructuring programs for the three months ended April 2, 2022 and April 3, 2021. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $8.2 million liability for employee severance benefits and consulting fees is expected to be paid within the next year.

Perrigo Company plc - Item 2
Note 18
NOTE 17 – SEGMENT INFORMATION

Our segment reporting structure is consistent with the way our management makes operating decisions, allocates resources and manages the growth and profitability of the business (refer to Note 1).

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	April 2, 2022	December 31, 2021
CSCA	$6,034.3	$5,983.8
CSCI	4,355.2	4,425.8
Held for sale	—	16.1
Total	$10,389.5	$10,425.7

	Three Months Ended
	April 2, 2022			April 3, 2021
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$710.0	$78.5	$12.4	$640.5	$95.6	$12.9
CSCI	364.5	16.2	36.1	369.5	17.4	40.3
Unallocated	—	(73.0)	—	—	(61.6)	—
Continuing Operations Total	$1,074.5	$21.7	$48.5	$1,010.0	$51.4	$53.2

NOTE 18 – SUBSEQUENT EVENTS

New Senior Secured Credit Facilities

On April 20, 2022, pursuant to a new credit agreement, we entered into new senior secured credit facilities that consist of (i) a 1.0 billion five-year revolving credit facility (the “New Revolving Facility”), (ii) a $500 million five-year term loan A facility (the “New Term Loan A Facility”), and (iii) a $1.1 billion seven-year term loan B facility (the “New Term Loan B Facility” and, together with the New Term Loan A Facility, the “New Term Loan Facilities,” and the New Term Loan Facilities together with the New Revolving Facility, the “New Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities are being incurred by our indirect wholly-owned subsidiary, Perrigo Investments, LLC, and will be guaranteed, along with any hedging or cash management obligations entered into with a lender, by us and certain of our wholly-owned subsidiaries. Perrigo Investments and the subsidiaries of the Company that guarantee the New Senior Secured Credit Facilities will also provide guarantees of the Company’s and Perrigo Finance’s other existing notes.

We used a portion of the proceeds from the New Term Loan Facilities, together with cash on hand, to finance the previously announced acquisition of HRA Pharma and to repay our outstanding term loan facility. We expect to redeem our 4.00% Senior Notes due 2023 and Perrigo Holding N.V.’s outstanding 5.1045% Guaranteed Senior Notes due 2023 on May 20, 2022, using a portion of the proceeds from the New Term Loan Facilities. We may borrow amounts from time to time under the New Revolving Facility, which replaces our existing revolving facility, for general corporate purposes.

Perrigo Company plc - Item 2
Note 18
HRA Pharma Acquisition

On April 29, 2022, we completed the previously announced acquisition of 100% of the outstanding equity interest in HRA Pharma for total consideration of €1.8 billion, or approximately $1.9 billion based on exchange rates at the time of close on an enterprise value basis and using a lockbox mechanism set forth in the Purchase Agreement. We funded the transaction with cash on hand and borrowings (as defined above). Operating results are expected to be reported within both our CSCA and CSCI segments.

During the three months ended April 2, 2022, we incurred $10.5 million of general transaction costs (legal, banking and other professional fees), of which $7.0 million was recorded in Administration expenses and were not allocated to an operating segment, and $3.5 million was recorded in Other income (expense), net relating to financing activities.

We are in the process of gathering significant relevant information needed to complete the valuation for the assets acquired and liabilities assumed. As a result, the initial accounting for the acquisition is incomplete. The provisional acquisition amounts recognized for assets acquired and liabilities assumed and the supplemental pro-forma information will be included in our Quarterly Report on Form 10-Q for the second quarter of 2022. We anticipate allocating a significant proportion of the purchase price to definite lived intangible assets related to the Compeed, Mederma, and Women's Health brands. We also expect to allocate a portion of the purchase price, net of assumed liabilities, to working capital, other developed products, intellectual property R&D, and goodwill. Other acquired assets or assumed liabilities may be identified during the measurement period.

Transaction Financing Hedge Activities

To reduce the foreign exchange risk related to the €1.8 billion purchase price of HRA Pharma, prior to acquisition, we purchased undesignated currency options with a notional amount of $1.1 billion in September 2021. At the time we were obligated to pay premiums of $25.9 million in September 2022, of which $20.9 million was recognized as a loss in Other (income) expense during the year ended December 31, 2021. An additional loss of $3.6 million was recognized on the currency options during the quarter ended April 2, 2022. Subsequent to April 2, 2022, we entered into new undesignated options to economically hedge the purchase price for HRA Pharma for a total notional amount of $2.0 billion. All premiums associated with the HRA Pharma related currency options were settled in April 2022 for $37.0 million, and we will recognize $12.5 million of loss in Other (income) expense during the three months ending July 2, 2022.

In connection with the New Senior Secured Credit Facilities, we entered into five variable-to-fixed interest rate swap agreements. Three of the interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the New Term Loan B Facility. The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2029, on notional balances that decline from $1.0 billion to $812.5 million over the term. The other two of the interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the New Term Loan A Facility. The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2027, on notional balances of $875 million. As designated cash flow hedges, the derivatives will be recorded at fair value with gains and losses recorded in other comprehensive income and recognized in interest expense as interest is paid on the Term Loan A and B Facilities.

In connection with the New Senior Secured Credit Facilities, and to reduce the Euro exposure of our net investment in European operations, we entered into three fixed-for-fixed cross-currency interest rate swaps designated as net investment hedges using the spot-to-spot method. Over the term, we receive Euro interest payments and make USD interest payments followed by an exchange of notional currencies at the expiration of the contract. The following are the terms and notional amounts outstanding:
•$300 million notional amount outstanding from April 20, 2022 through December 15, 2024;
•$700 million notional amount outstanding from April 29, 2022 through March 25, 2026; and
•$500 million notional amount outstanding from April 22, 2022 through June 15, 2030.

As a designated net investment hedge, gains and losses related to the Euro spot exchange rate will be deferred in cumulative translation adjustment and recognized in the income statement when the hedged Euro net investment is substantially liquidated. Gains and losses on excluded components (e.g. interest differentials) will be recorded in the income statement on a systematic and rational basis.

Perrigo Company plc - Item 2
Executive Overview

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q and our Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2021 Form 10-K and Part II. Item 1A of this Form 10-Q.

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

Our vision is to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold. We are a leading provider of over-the-counter ("OTC") health and wellness solutions that are designed to enhance individual well-being.

Our core competencies are geared to fully take advantage of the massive global trend towards self-care. We define self-care as not just treating disease or helping individuals feel better after taking a product, but also maintaining and enhancing their overall health and wellness. Consistent with our vision, in 2019 Perrigo’s management and board of directors launched a three-year strategy to transform the Company into a consumer self-care leader. We completed our transformation to a consumer self-care company in 2021 by reconfiguring the portfolio through the divestiture of our RX business, announcement of the acquisition of HRA Pharma that closed in the second quarter of 2022, and removal of significant uncertainty through settlement of a tax exposure. In addition, we continue to invest in growth initiatives to drive future consistent and sustainable results in line with consumer-packaged goods peers.

Our Segments

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and oral care categories, and contract manufacturing) in the U.S. and Canada, and until it was disposed on March 9, 2022, previously included our Latin America businesses.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business in Europe and Australia, which are primarily branded, and our store brand business in the United Kingdom and parts of Europe and Asia.

Our segments reflect the way our management makes operating decisions, allocates resources and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Item 1. Note 2 and Note 17. For results by segment, see "Segment Results" below.

Highlights and Recent Developments

•On March 9, 2022, we completed the sale of our Latin America businesses to Advent International (refer to Item 1. Note 3). This transaction is part of Perrigo's margin improvement program and Project Momentum cost savings initiative.

Perrigo Company plc - Item 2
Executive Overview

•On March 17, 2022, we announced that we received final approval from the U.S. Food and Drug Administration for the over-the-counter use of Nasonex® 24HR Allergy (mometasone furoate monohydrate 50mcg). This approval marks the first branded Rx-to-OTC switch for Perrigo and paves the way for Nasonex® to enter the OTC marketplace. We expect to begin offering Nasonex® 24HR Allergy later this year (refer to Item 1. Note 4).

•On March 22, 2022, Ray Silcock informed us of his intent to retire as Chief Financial Officer and principal accounting officer of the Company, to be effective July 15, 2022. We have initiated a comprehensive search to identify a successor for this position.

Additionally, subsequent to April 2, 2022,

•On April 20, 2022, pursuant to a new credit agreement, we entered into new senior secured credit facilities consisting of (i) a $1.0 billion five-year revolving credit facility (the “New Revolving Facility”) and (ii) a $500 million five-year term loan A facility and a $1.1 billion seven-year term loan B facility (the “New Term Loan Facilities” and, together with the New Revolving Facility, the “New Senior Secured Credit Facilities”) through our indirect wholly-owned subsidiary, Perrigo Investments, LLC. We used a portion of the proceeds from the New Term Loan Facilities, together with cash on hand, to finance the previously announced acquisition of HRA Pharma and to repay our outstanding term loan facility. We expect to redeem our 4.00% Senior Notes due 2023 and Perrigo Holding N.V.’s outstanding 5.1045% Guaranteed Senior Notes due 2023 on May 20, 2022, using a portion of the proceeds from the New Term Loan Facilities (refer to Item 1. Note 18).

•On April 29, 2022, we completed the previously announced acquisition of HRA Pharma for €1.8 billion, or approximately $1.9 billion based on exchange rates at the time of closing on an enterprise value basis and using a lockbox mechanism set forth in the Purchase Agreement (refer to Item 1. Note 18). HRA Pharma is one of the fastest growing OTC companies globally, with three category-leading self-care brands in blister care (Compeed®), women’s health (ellaOne®) and scar care (Mederma®), and brings expertise in prescription-to-OTC switches. This acquisition strengthens our presence in Europe, improves our financial profile and margins, and completed our transformation to a consumer self-care company. Operating results are expected to be reported within both our CSCA and CSCI segments.

•In April, 2022, we entered into several financing hedge activities associated with the acquisition of HRA Pharma and New Senior Secured Credit Facilities:
◦We purchased $2.0 billion of total notional undesignated options to economically hedge the purchase price for HRA Pharma. All premiums associated with the HRA Pharma related currency options were settled in April 2022 for $37.0 million, and we will recognize $12.5 million of loss in Other (income) expense during the three months ending July 2, 2022
◦We entered into five variable-to-fixed interest rate swap agreements to fix the interest rate on a substantial portion of the New Term Loan A Facility and New Term Loan B Facility. As designated cash flow hedges, the derivatives will be recorded at fair value with gains and losses recorded in other comprehensive income and recognized in interest expense as interest is paid on the Term Loan A and B Facilities.
◦To reduce the Euro exposure of our net investment in European operations, we entered into three fixed-for-fixed cross-currency interest rate swaps designated as net investment hedges using the spot-to-spot method. Over the term, we receive Euro interest payments and make USD interest payment followed by an exchange of notional currencies at the expiration of the contract. As a designated net investment hedge, gains and losses related to the Euro spot exchange rate will be deferred in cumulative translation adjustment and recognized in the income statement when the hedged Euro net investment is substantially liquidated. Gains and losses on excluded components (e.g. interest differentials) will be recorded in the income statement on a systematic and rational basis.

Refer to Item 1. Note 18 for further details.

Perrigo Company plc - Item 2
Executive Overview

War in Ukraine

The Russian invasion of Ukraine and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine have negatively impacted our results from operations in the region. We currently have 97 employees working out of our Ukraine subsidiary. We have no subsidiary or employees in Russia. We have no manufacturing facilities in either Russia or Ukraine and we sell products into Russia entirely through distributors. For the year ended December 31, 2021, these countries included approximately $27 million of net sales, $15 million of gross profit, and $8 million of operating income. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. While there is a possibility that sales levels may rebound in Ukraine, they are not likely to materialize in the short-term.

More broadly, there could be additional impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, lower economic growth or recessions in certain neighboring countries, or globally, due to increases in global commodity costs and inflationary impacts and the limited availability of energy, and other supply chain items we procure. Additionally, our suppliers, distributors and retailers may be impacted by the war and related sanctions, and any such challenges could in turn impact our operations or negatively impact the sales, cost, or availability of our products. We will continue to monitor any impact that the war in Ukraine and existing and proposed sanctions may have on our business operations, as well as the impact that such events may have on economic and political conditions in the region and on our industry generally. If the conflict spreads or materially escalates, or economic conditions deteriorate, the impact on our business and results of operations could be material.

Impact of COVID-19 Pandemic

As the COVID-19 global pandemic and the emergence of new variants continues to evolve, the spread of the disease and actions to slow it have impacted, and continue to impact, our business and the global self-care markets in which we compete. This evolution may result in economic recessions or a slowdown of economic growth in certain countries or globally, which may result in increased or reduced demand for our products. It could also lead to volatility in consumer preferences and access to our products (due to government actions or key material, transportation and labor shortages impacting our ability to produce and ship products), or impact consumers’ movements and access to our products.

Currently, most of the markets in which we operate have relaxed COVID-19 related restrictions and have returned to in-person activities, leading to higher incidences of factors that may impact sales of our products, including cough, cold and flu-like illnesses, sun burn care, and head lice as children return to school. For instance, we experienced higher demand in the first quarter of 2022 for our cough/cold sales relative to the first quarter of 2021 when there was very low incidence of cough, cold and flu-like illness, which we attribute to COVID-19 social distancing and mask requirements.

We continue to closely monitor and adjust COVID-19 safety protocols for employees in response to the changing incidence rate, rules and guidelines set to minimize the effects COVID-19 in each jurisdiction. While most of our facilities have maintained production at high levels despite the challenges posed by the impact of the COVID-19 pandemic, our global operations have been negatively impacted by the worldwide supply chain challenges. This has resulted in increased costs of materials, labor, logistics and distribution networks. We have taken steps to substantially mitigate these and other inflationary cost pressures, including pricing actions, productivity improvements and reducing discretionary costs.

While the current trend of increased consumer takeaway suggests that the volatility in consumer behavior during the pandemic is stabilizing, the emergence and spread of new disease variants or additional outbreaks in markets in which we operate could result in new or reimposed restrictions or cause these trends to change, slow or reverse. Moving forward, it remains uncertain if the consumer and customer behavior surrounding COVID-19 that has impacted net sales will continue to normalize, or change, and how the increase in operating costs and supply chain disruptions will evolve going forward. Any change in these trends will likely depend on the duration and severity of the COVID-19 pandemic, including the emergence of new strains of the virus that are more contagious or harmful, each individual country's evolving response to the pandemic, as well as the availability, acceptance and efficacy of the COVID-19 vaccines and therapeutics. The magnitude of any such adverse impact cannot currently be determined due to a number of uncertainties surrounding COVID-19.

Perrigo Company plc - Item 2
Executive Overview

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

As described in more detail in Item 1. Note 15, Perrigo Company, our U.S. subsidiary ("Perrigo U.S."), is engaged in a series of tax disputes in the United States relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the generic heartburn medication omeprazole. The trial of the refund case relating to the dispute of the amount of taxable income on omeprazole sales was held during the period May 25, 2021 to June 7, 2021 in the United States District Court for the Western District of Michigan. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court's decision.

On May 7, 2020, we received a final Notice of Proposed Adjustment ("NOPA") from the IRS regarding the deductibility of interest related to the IRS audit of Perrigo U.S. for the years ended June 28, 2014 and June 27, 2015. The NOPA capped the interest rate on certain intercompany debt for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of approximately 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. On May 3, 2021, the IRS notified us that it would no longer pursue the 130.0% of AFR position as indicated in the NOPA due to a change in IRS policy. On January 20, 2022, the IRS responded to our protest, which we filed on February 26, 2021, with its rebuttal, and revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rate and proposing revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS rebuttal is 4.36%, an increase from the blended interest rate in the NOPA of 2.57%, but lower than the stated blended interest rate of the loans of 6.8%. We will pursue all available administrative and judicial remedies necessary to defend the deductibility of the interest expense on this indebtedness.

In addition, the 30-day letter and Revenue Agent's Report for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow reductions to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year. The NOPA asserted that the reduction of gross sales income of such chargebacks is an impermissible method of accounting and proposed a change in accounting method that would defer the reduction in gross sales income until the year the prescription products were re-sold to covered retailers. The NOPA proposed an increase in sales revenue of approximately $99.5 million for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS Appeals consideration. On January 20, 2022, the IRS responded to our protest with its rebuttal and reiterated the NOPA's position that the accrued chargebacks are not currently deductible in the tax year accrued because all events have not occurred to establish the fact of the liability in the year deducted. If the IRS were to prevail in its proposed adjustments, we estimate a payment of approximately $18.0 million, excluding interest and penalties for the 2013-2015 tax years. In addition, we expect the IRS to seek similar adjustments for future years. If those future adjustments were to be sustained, based on preliminary calculations and subject to further analysis, we estimate this would result in a payment not to exceed $7.0 million through tax year ended December 31, 2021, excluding interest and penalties. We strongly disagree with the IRS’s proposed adjustment and will pursue all available administrative and judicial remedies necessary.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019.

Perrigo Company plc - Item 2
Consolidated

Internal Revenue Service Audit of Athena Neurosciences, LLC, a U.S. Subsidiary

As described in more detail in Item 1. Note 15, on April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. The dispute involves the royalties payable to Athena and reportable by Athena as U.S. royalty income for its contribution of its early-stage intellectual property in several in-process products, including the Multiple Sclerosis drug Tysabri for further development by non-U.S. entities. To avoid double taxation of Tysabri income in the U.S. and Ireland, Athena made requests for Competent Authority Assistance with the IRS and Irish Revenue on April 21 and 23, 2020 pursuant to the Mutual Agreement Procedure in the U.S.-Ireland Income Tax Treaty, which were accepted by the IRS and Irish Revenue. Supplemental requests for Competent Authority assistance to resolve a dispute with the IRS over the deductibility for U.S. tax purposes of a litigation settlement payment made in 2011 for the drug Zonegran were also accepted. An opening conference with the IRS was held on May 6, 2021 with a follow-up conference held on December 3, 2021. An opening conference with Irish Revenue was held on July 23, 2021. Athena has responded to multiple requests for information from both Competent Authorities. The respective Competent Authorities will attempt to reach a resolution that avoids double taxation on both issues.

RESULTS OF OPERATIONS

Currency Translation

Currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three months ended April 2, 2022 at the average exchange rates for the reporting period and average exchange rates for the three months ended April 3, 2021.

CONSOLIDATED

Consolidated Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	April 2, 2022	April 3, 2021
Net sales	$1,074.5	$1,010.0
Gross profit	$337.8	$368.4
Gross profit %	31.4%	36.5%
Operating income	$21.7	$51.4
Operating income %	2.0%	5.1%

Perrigo Company plc - Item 2
Consolidated

Total Net Sales by Segment for the Three Months Ended April 2, 2022

CSCA
66%
CSCI
34%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Three Months Ended April 2, 2022 vs. Three Months Ended April 3, 2021

Net sales increased $64.5 million, or 6.4%, primarily due to:
•$98.2 million increase due primarily to a $49.1 million increase in cough/cold sales from higher incidences of cough/cold and flu-like illnesses globally, an increase of $35.0 million in U.S. Nutrition business stemming from store brand infant formula share gains due partly to a competitor recall, an increase of $32.8 million from the addition of contract manufacturing sales to the divested RX business, and positive pricing, partially offset by sales declines in other product categories.
•$33.6 million decrease from unfavorable foreign currency translation.

Operating income decreased $29.7 million, or 57.8%, due primarily to:

•$30.6 million decrease in gross profit due primarily to $27.9 million in cost of goods sold inflation and increased freight expenses, which were partially offset by pricing benefits; $17.2 million of unfavorable foreign currency translation and an increase in customer service penalties, partially offset by higher gross profit flow-through resulting from higher sales volumes. Gross profit as a percentage of net sales decreased 510 basis points compared to the prior year due to the same factors as gross profit, and from the addition of third party sales to the divested RX business.

•$0.9 million decrease in operating expenses favorably impacted operating income due primarily to:
◦Decrease in operating expenses related to favorable foreign currency translation, gain on sale of the ScarAway® brand asset, lower legal expenses and cost savings related to Project Momentum;
◦partially offset by a loss on disposal of a fixed asset, consulting fees related to the integration of HRA, increased distribution expenses, higher planned advertising and promotion expenses to support brand growth, higher restructuring expenses associated with supply chain restructuring, and share-based compensation.

Perrigo Company plc - Item 2
CSCA

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•Currently, most of the markets in which we operate have relaxed COVID-19 related restrictions and have returned to in-person activities, leading to normalizing incidence levels of factors that may impact sales of our products, including cough, cold and flu-like illnesses. For instance, we experienced higher demand in the first quarter for our Upper respiratory and Pain and Sleep Aid categories relative to the first quarter of 2021 when there was very low incidence of cough, cold and flu-like illness, which we attribute to COVID-19 social distancing and mask requirements. We expect consumer purchasing patterns to normalize over the long-term but may be unpredictable and may be impacted by the duration and severity of COVID-19 in the short-term. Refer to "Impact of COVID-19 Pandemic" above.

•Gross margin continues to be negatively impacted by significant inflation and disruption costs in our supply chain, which we expect to be substantially offset by pricing actions and productivity improvements in the second half of 2022. Starting in the second half of 2021, supply chain disruptions, including a lack of truck drivers in the U.S. and record delays at global shipping ports, led to higher unfulfilled customer orders and higher input costs compared to the prior year. We took a series of actions to improve the situation, including reconfiguring our distribution system for short term shipments, outsourcing highly complex product lines to a third party logistic provider, adding regional carriers for challenged shipping lanes, hiring additional distribution center personnel, and increasing the purchase cycle as it relates to the manufacturing process. Subsequent ongoing supply chain disruption resulting from the COVID-19 pandemic and Russian war in Ukraine has driven prices higher for many of the cost of goods sold items and commodities we procure. We have implemented additional pricing actions, and combined with expected productivity improvements, we expect these actions will substantially offset inflationary pressures in the second half of 2022, however the duration and extent of inflation pressure, including impacts from the Russian war in Ukraine, as well as the acceptance of pricing actions in the markets we operate, is uncertain.

•On March 9, 2022, we completed the sale of our Latin America businesses to Advent International (refer to Item 1. Note 3), resulting in a $1.4 million loss during the quarter. This transaction is part of Perrigo's margin improvement program and Project Momentum cost savings initiative.

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	April 2, 2022	April 3, 2021
Net sales	$710.0	$640.5
Gross profit	$172.5	$194.5
Gross profit %	24.3%	30.4%
Operating income	$78.5	$95.6
Operating income %	11.1%	14.9%

Perrigo Company plc - Item 2
CSCA

Three Months Ended April 2, 2022 vs. Three Months Ended April 3, 2021

Net sales increased $69.5 million, or 10.9%, due to:

•Higher net sales in the Nutrition, Upper respiratory, Other, and Pain and sleep-aids categories more than offset declines in Healthy lifestyle, Skincare and personal hygiene and Oral care categories.

Sales	Three Months Ended
(in millions, except percentages)	April 2, 2022	April 3, 2021	$ Change	% Change
Upper respiratory	$152.8	$118.6	$34.2	28.8%
Nutrition	127.2	92.2	35.0	38.0%
Digestive health	118.6	118.4	0.2	0.2%
Pain and sleep-aids	102.9	95.1	7.8	8.2%
Oral care	70.4	75.0	(4.6)	(6.1)%
Healthy lifestyle	68.2	76.7	(8.5)	(11.1)%
Skincare and personal hygiene	48.5	55.3	(6.8)	(12.3)%
Vitamins, minerals, and supplements	7.7	7.8	(0.1)	(1.3)%
Other CSCA	13.7	1.4	12.3	878.6%
Total CSCA	$710.0	$640.5	$69.5	10.9%

Sales in each category were driven primarily by:

•Upper respiratory: Net sales of $152.8 million increased 28.8% due primarily to higher incidences of cough/cold and flu-like illnesses that led to strong demand for cough/cold products, particularly store brand liquid-based cough/cold offerings and demand for oral allergy products;
•Nutrition: Net sales of $127.2 million increased 38.0% due primarily to strong growth in U.S. store brand infant formula stemming from share gains and a competitor recall, new product launches within infant formula and continued growth in the oral electrolytes business;
•Digestive health: Net sales of $118.6 million increased 0.2% as growth in e-commerce was offset by temporary packaging constraints on a specific product, which is expected to alleviate during the second half of 2022, and lower category consumption of proton pump inhibitors compared to the prior year;
•Pain and sleep-aids: Net sales of $102.9 million increased 8.2% due primarily to strong demand for children's analgesics products stemming from higher incidences of cough/cold and flu-like illnesses, partially offset by higher demand for certain premium dosage forms where the Company today does not provide a store brand offering;
•Oral care: Net sales of $70.4 million decreased 6.1% due primarily to delayed receipt of products manufactured outside the U.S., leading to unfulfilled customer orders;
•Healthy lifestyle: Net sales of $68.2 million decreased 11.1% due primarily to the discontinuation of diabetes products and lower category consumption and share of certain smoking cessation products;
•Skincare and personal hygiene: Net sales of $48.5 million decreased 12.3% due primarily to service challenges related to the now divested ScarAway® brand and discontinued product in non-strategic category segments; and

•Vitamins, minerals and supplements ("VMS") and Other: Net sales of $21.4 million increased 132.6% due primarily to contract manufacturing sales to the divested RX business.

Perrigo Company plc - Item 2
CSCA

Operating income decreased $17.1 million, or 17.9%, due primarily to:

•$22.0 million decrease in gross profit due primarily to cost of goods sold inflation and increased freight expenses, which were partially offset by pricing benefits, lower profitability in contract manufacturing sales, unfavorable product mix, and an increase in customer service penalties, partially offset by higher gross profit flow-through resulting from higher sales volumes. Gross profit as a percentage of net sales decreased 610 basis points compared to the prior year due to the same factors as gross profit, and the addition of third party sales to the divested RX business.
•$4.9 million decrease in operating expenses due primarily to a $3.6 million gain on the sale of ScarAway®, a U.S. OTC scar management brand, and lower R&D expenses, partially offset by higher distribution costs due primarily to increased third party logistics and warehouse costs.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•Currently, most of the markets in which we operate have relaxed COVID-19 related restrictions and have returned to in-person activities, leading to higher incidences of factors that may impact sales of our products, including cough, cold and flu-like illnesses. For instance, we experienced higher demand in the first quarter for our Upper respiratory and Pain and Sleep Aid categories relative to the first quarter of 2021 when there was very low incidence of cough, cold and flu-like illness, which we attribute to COVID-19 social distancing and mask requirements. We expect consumer purchasing patterns to normalize over the long-term but such patterns may be unpredictable and may be impacted by the duration and severity of COVID-19 in the short-term. Refer to "Impact of COVID-19 Pandemic" above.

•The Russia invasion of Ukraine and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine has negatively impacted our results of operations in the region. For the year ended December 31, 2021, these countries included approximately $27 million of net sales, $15 million of gross profit, and $8 million of operating income. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. While there is a possibility that sales levels may rebound in Ukraine, they are not likely to materialize in the short-term. Refer to "War in Ukraine" above.

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	April 2, 2022	April 3, 2021
Net sales	$364.5	$369.5
Gross profit	$165.3	$173.9
Gross profit %	45.3%	47.1%
Operating income	$16.2	$17.4
Operating income %	4.4%	4.7%

Three Months Ended April 2, 2022 vs. Three Months Ended April 3, 2021

Net sales decreased $5.0 million, or 1.4%, due to:
•$33.6 million, or 9.1%, decrease from unfavorable foreign currency translation.

•$28.6 million, or 7.7%, increase driven primarily by a strong rebound in categories that were negatively impacted by the reduced COVID-19 pandemic-related consumer demand in the prior year (including cough, cold and flu related products, sun burn care and head lice offerings), pricing actions and new products sales.

Perrigo Company plc - Item 2
CSCI

Sales	Three Months Ended
(in millions, except percentages)	April 2, 2022	April 3, 2021	$ Change	% Change
Skincare and personal hygiene	$101.9	$107.0	$(5.1)	(4.8)%
Upper respiratory	61.4	42.9	18.5	43.1%
Pain and sleep-aids	51.7	49.0	2.7	5.5%
Vitamins, minerals, and supplements	47.9	59.0	(11.1)	(18.8)%
Healthy lifestyle	42.7	50.3	(7.6)	(15.1)%
Oral care	24.4	25.5	(1.1)	(4.3)%
Digestive health	9.2	8.5	0.7	8.2%
Other CSCI	25.3	27.3	(2.0)	(7.3)%
Total CSCI	$364.5	$369.5	$(5.0)	(1.4)%

Sales in each category were driven primarily by:

•Skincare and personal hygiene: Net sales of $101.9 million decreased 4.8%, or an increase of 4.9% excluding the impact from currency translation, driven primarily from increased sales of the anti-parasite brand Paranix, due to the easing of COVID-19-related restrictions, and strong performances and new product launches in the ACO and Sebamed skincare lines;
•Upper respiratory: Net sales of $61.4 million increased 43.1%, or 56.6% excluding the impact of currency translation, as the higher incidences of cough/cold and flu-like illnesses led to strong demand for cough/cold products, including Bronchonolo, Coldrex, Phytosun, Physiomer and U.K. store brands. New products also contributed to growth in the quarter;
•Pain & sleep-aids: Net sales of $51.7 million increased 5.5%, or 13.5% excluding the impact of currency translation, due primarily to an increase in U.K. store brand consumption and higher demand for Solpadeine, a codeine-based analgesics product;
•VMS: Net sales of $47.9 million decreased 18.8%, or 10.5% excluding the impact of currency translation, due primarily to lower category consumption and the lingering impact from the third quarter 2021 recall of certain batches of Davitamon and Abtei;
•Healthy lifestyle: Net sales of $42.7 million decreased 15.1%, or 7.6% excluding the impact of currency translation, due primarily to lower net sales in the XLS Medical weight management franchise stemming from lower category consumption and timing of NiQuitin smoking cessation product sales to customers;
•Oral care: Net sales of $24.4 million decreased 4.3%, or an increase of 5.5% excluding the impact of currency translation, due primarily to customer restocking following supply constraints last year;
•Digestive health and Other: Net sales of $34.5 million decreased 3.6%, or an increase of 3.1% excluding the impact of currency translation, due primarily to higher sales of other distribution brands.

Operating income decreased $1.2 million, or 6.9%, due primarily to:

•$8.6 million decrease in gross profit due primarily to $17.2 million in unfavorable foreign currency translation and negative impact from the Russian war in Ukraine, partially offset by higher gross profit flow-through resulting from higher sales volumes. Gross profit as a percentage of net sales decreased 180 basis points due primarily to the mix impact of higher growth in store brand and contract manufacturing compared to branded sales, and lower operational productivity due to inflationary pressures.

•$7.4 million decrease in operating expenses due primarily to favorable foreign currency translation, partially offset by higher advertising and promotion investments to support brand growth.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended
April 2, 2022	April 3, 2021
$73.0	$61.6

The increase of $11.4 million in unallocated expenses during the three months ended April 2, 2022 compared to the prior year period was due primarily to an increase in consulting fees, share-based compensation, a loss on disposal of a fixed asset, and expenses associated with supply chain restructuring. This was partially offset by lower legal expenses and cost savings related to Project Momentum.

Interest expense, net, and Other (income) expense, net

	Three Months Ended
(in millions)	April 2, 2022	April 3, 2021
Interest expense, net	$35.8	$32.0
Other (income) expense, net	$(1.1)	$2.4

Interest Expense, Net

The $3.8 million increase during the three months ended April 2, 2022, compared to the prior year period was due primarily to an increase in interest expense from a step up in interest rate on our 2020 Notes from 3.15% to 3.90% during the fourth quarter of 2021 and cross currency swap termination expenses.

Other (Income) Expense, Net

The $3.5 million decrease in expense during the three months ended April 2, 2022 compared to the prior year period was due primarily to a favorable pension plan adjustment.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended
April 2, 2022	April 3, 2021
90.2%	84.0%

The effective tax rate on the pre-tax loss for the three months ended April 2, 2022, increased compared to the effective tax rate on the pre-tax income for the three months ended April 3, 2021, primarily due to the tax benefit of the loss on sale of our Latin America businesses. The increase in the effective tax rate was offset, in part, by income tax expense associated with internal legal entity restructuring recognized for the three months ended April 2, 2022, and the net income tax expense on intra-entity transfers of intellectual property recognized for the three months ended April 3, 2021.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the Notices of Proposed Adjustment ("NOPAs") from the IRS, the current

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

COVID-19 pandemic, and other contingencies. We note that no payment of the additional amounts proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a settlement or other final determination of the matter is reached that is adverse to us (refer to Item 1. Note 14 for additional information on the NOPAs). Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NOPAs, the COVID-19 pandemic or other contingencies have a material impact on our capital requirements. We received $1.5 billion in cash upon the completion of the RX business sale, on July 6, 2021. Subsequent to the quarter-ended April 2, 2022, we used a portion of these proceeds, in addition to the proceeds received from the New Senior Secured Credit Facilities, to fund the acquisition of HRA Pharma (refer to Item 1. Note 18).

Cash and Cash Equivalents

Millions $
$1,965.5
$993.3
$1,864.9
$1,027.7
April 2, 2022
December 31, 2021
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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Operating Activities

Three Months Ended
Millions $
$79.1
$0.2
$78.9
April 2, 2022
April 3, 2021
2022 vs 2021

The $78.9 million increase in operating cash inflow was due primarily to:

•$72.7 million increase in cash flow from the change in inventory, due primarily to the build-up of inventory levels to support customer demands in the prior year period;
•$54.1 million increase in cash flow from the change in accounts payable, due primarily to the timing of payments and mix of payment terms for the current year and in our discontinued operations in the prior year period;

•$51.6 million increase in cash flow from the change in accrued customer programs, due primarily to pricing dynamics as well as timing of rebate and chargeback payments related to our discontinued operations business in the prior year period;

•$15.2 million increase in cash flow from the change in accrued liabilities, due primarily to the change in accrued professional fees, litigation and our discontinued operations;
•$14.1 million increase in cash flow from the change in accrued payroll and related taxes, due primarily to the decrease in annual management and employee bonus payments compared to the prior year period; partially offset by
•$60.9 million decrease in cash flow from the change in accrued income taxes, due primarily to a reduction in the amount of interest and research and development costs deductible in the U.S. in 2022 offset, in part, by the tax benefit received from the sale of the Latin America businesses;
•$60.5 million decrease in cash flow from the change in net earnings after adjustments for items including deferred income taxes, restructuring charges, share-based compensation, amortization of debt premium, loss (gain) on sale of businesses, loss (gain) on sale of brands, and depreciation and amortization; and
•$7.8 million decrease in cash flow from the change in accounts receivable, due primarily to the timing of sales and receipt of payments for the current year and in our discontinued operations business in the prior year period.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Investing Activities
The $176.7 million increase in cash from investing cash flow was due primarily to:

•$70.3 million increase in cash due primarily to the absence of cash paid in prior year for an ANDA for a generic topical gel and an ANDA for a generic topical lotion for $16.4 million and $53.3 million, respectively;
•$58.7 million increase in cash due to the proceeds from the sale of our Latin America businesses and proceeds from an ANDA for a generic topical lotion related to our RX business sale (refer to Item 1. Note 8);
•$25.1 million increase in cash due to the change in capital spending, due primarily to reduced spending as a result of current year divestitures, decreased spend on corporate software and technology initiatives, and decreased spend related to our Nutrition plant expansion; and
•$22.9 million increase in cash due primarily to the proceeds from the sale of ScarAway® (refer to Item 1. Note 3).

Cash Generated by (Used in) Financing Activities
The $8.6 million decrease in financing cash flow was due primarily to:

•$7.0 million decrease in cash due to the amount of cash used to settle taxes on behalf of employees; and
•$1.6 million decrease in cash due to an increase in dividend payments.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Dividends

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three months ended April 2, 2022 or April 3, 2021.

Borrowings and Capital Resources

Revolving Credit Agreements

On March 8, 2018, we entered into a $1.0 billion revolving credit agreement maturing on March 8, 2023 (the "2018 Revolver"). There were no borrowings outstanding under the 2018 Revolver as of April 2, 2022 or December 31, 2021.

Term Loans and Notes

We had $2.9 billion outstanding under our notes and bonds as of both April 2, 2022 and December 31, 2021. In August 2019, we refinanced a prior term loan with the proceeds of a $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan"). We had $600.0 million outstanding under our 2019 Term Loan as of both April 2, 2022 and December 31, 2021.

Due to a credit ratings downgrade by S&P and Moody's in the first quarter of 2022, the interest of the 2020 Notes has stepped up from 3.900% to 4.400% starting after June 15, 2022.

Waiver and Amendment of Debt Covenants

We are subject to financial covenants in the 2018 Revolver and 2019 Term Loan, including a maximum leverage ratio covenant, which previously required us to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as such terms are defined in such credit agreements) of not more than 3.75 to 1.00 at the end of each fiscal quarter. On December 3, 2021, we and Perrigo Finance entered into Amendment No. 2 to the Company’s 2019 Term Loan (the “Term Loan Amendment”) and Amendment No. 3 to the Company’s 2018 Revolver (the “Revolver Amendment”) with the lenders under each such facility, pursuant to which the maximum leverage ratio was increased to 5.75 to 1.00 for the fourth quarter of 2021 and the first quarter of 2022, returning to 3.75 to 1.00 beginning with the second quarter of 2022. If we consummate certain qualifying acquisitions in the second quarter of 2022 or any subsequent quarter during the term of the loan, the maximum ratio would increase to 4.00 to 1.00 for such quarter. The amendments also modified certain provisions related to restricted payments to account

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

for the amended leverage ratio covenant. Finally, the Revolver Amendment contains amendments related to the replacement of LIBOR with the Sterling Overnight Index Average (SONIA) as the benchmark for borrowings under the 2018 Revolver in Pounds Sterling. As of April 2, 2022, we are in compliance with all the covenants under our debt agreements.

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

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no borrowings outstanding under the facilities as of April 2, 2022 or December 31, 2021.

Leases

We had $220.1 million and $199.1 million of lease liabilities and $221.9 million and $194.8 million of lease assets as of April 2, 2022 and December 31, 2021, respectively.

New Senior Secured Credit Facilities

Subsequent to the quarter-ended April 2, 2022, we entered into new senior secured credit facilities that consist of (i) a $1.0 billion New Revolving Facility, (ii) a $500 million New Term Loan A Facility, and (iii) a $1.1 billion New Term Loan B Facility. The New Senior Secured Credit Facilities are being incurred by our indirect wholly-owned subsidiary, Perrigo Investments, LLC, and will be guaranteed, along with any hedging or cash management obligations entered into with a lender, by us and certain of our wholly-owned subsidiaries. Perrigo Investments and the subsidiaries of the Company that guarantee the New Senior Secured Credit Facilities will also provide guarantees of the Company’s and Perrigo Finance’s other existing notes.

We used a portion of the proceeds of the New Term Loan Facilities, together with cash on hand, to finance the previously announced acquisition of HRA Pharma and to repay our outstanding term loan facility. We expect to redeem our 4.00% Senior Notes due 2023 and Perrigo Holding N.V.'s outstanding 5.1045% Guaranteed Senior Notes due 2023 on May 20, 2022 using a portion of the proceeds from the New Term Loan Facilities. We may borrow amounts from time to time under the New Revolving Facility, which will replace our existing revolving facility, for general corporate purposes.

Refer to Item 1. Note 10 and Note 11 for more information on all of the above lease activity and debt facilities, respectively.

Credit Ratings

Our credit ratings on April 2, 2022 were Ba1 (negative), BB (stable), and BB+ (stable) by Moody’s Investor Services ("Moody's"), S&P Global Ratings ("S&P"), and Fitch Ratings Inc. ("Fitch), respectively.

In connection with the refinancing of our existing debt and financing of the HRA Pharma acquisition, on March 28, 2022 Fitch downgraded our rating to BB+ from BBB- and removed the ratings from Rating Watch Negative and assigned a Stable Outlook. Fitch also assigned a BBB- rating to our proposed senior secured credit facility (revolver and term loans). Additionally, on March 29, 2022, Moody's affirmed the Ba1 (negative) rating, assigned Baa3 ratings to the proposed senior secured revolver and term loans issued, and downgraded our senior unsecured notes to Ba2 from Ba1.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in operating performance, the economic environment, our financial position, and changes in business strategy. If changes in our

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

credit ratings were to occur, they could impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms. A credit rating is not a recommendation to buy, sell or hold securities.

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
Contractual Obligations and Commitments

There were no material changes in contractual obligations as of April 2, 2022 from those provided in our 2021 Form 10-K.

Significant Accounting Policies

On March 21, 2022, the SEC issued a proposed rule that would enhance and standardize the climate-related disclosures provided by public companies. Under the proposed rule, we would be required to provide quantitative and qualitative disclosures in registration statements and annual reports that include climate-related financial impact and expenditure metrics as well as a discussion of climate-related impacts on financial estimates and assumptions, all of which would be presented in a footnote to the financial statements. Such disclosures would also be subject to management's internal control over financial reporting and external audit. We will continue to monitor developments around this proposed rule, which once finalized, is expected to allow for a multi-year phased transition to achieve compliance.

There have been no other material changes to the significant accounting policies as disclosed in our 2021 Form 10-K.

Critical Accounting Estimates

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting estimates as disclosed in our 2021 Form 10-K.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2021 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of April 2, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Perrigo Company plc - Item 4
Controls and Procedures

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of April 2, 2022. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of April 2, 2022. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Item 1. Note 14 and Item 1. Note 15 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Risks related to Acquisition of HRA Pharma

We may experience challenges integrating the HRA Pharma business and managing our expanded operations. Our ability to realize the benefits expected from the HRA Pharma acquisition will depend, in part, on our ability to successfully integrate the business, control costs and maintain growth. Integrations can be complex and time consuming, and the integration may result in temporarily depressed sales while integration of supply chain and distribution channels take place. Any delays, additional unexpected costs, or other difficulties encountered in the integration process could have a material adverse effect on the Company’s revenues, expenses, operating results and/or financial condition.

Even if integration occurs successfully, we may not achieve projected synergies or level of anticipated sales growth in new products, brands, or geographic markets within the anticipated timeframe, or at all. There are inherent uncertainties involved in identifying and assessing the profit potential, value, strengths, weaknesses, risks, and contingent and other liabilities of acquisitions, such as HRA Pharma, some of which can be affected by changes in the business, the industry, competition, consumer trends or general economic conditions.

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors. At the time of this filing, there have been no other material changes to the risk factors that were included in the Form 10-K.

Perrigo Company plc - Item 5
Other Information
ITEM 5.     OTHER INFORMATION

At the Company's Annual General Meeting of Shareholders held on May 6, 2022, the Company's shareholders voted on the following matters:

1.Election of 10 directors of the Company:

Nominee	For	Against	Abstain	Broker Non-Votes
Bradley A. Alford	108,778,666	2,879,770	55,958	5,648,168
Orlando D. Ashford	108,518,147	3,088,196	108,087	5,648,168
Katherine C. Doyle	110,548,918	1,114,433	51,043	5,648,168
Adriana Karaboutis	108,118,245	3,535,906	60,243	5,648,168
Murray S. Kessler	110,531,179	1,135,695	47,521	5,648,168
Jeffrey B. Kindler	107,763,028	3,845,095	106,272	5,648,168
Erica L. Mann	106,000,708	5,654,683	59,003	5,648,168
Donal O'Connor	109,836,732	1,821,018	56,644	5,648,168
Geoffrey M. Parker	65,823,617	45,782,439	108,339	5,648,168
Theodore R. Samuels	109,200,155	2,405,727	108,513	5,648,168

2.Ratify, in a non-binding advisory vote, the appointment of Ernst & Young as the Company's independent auditor for the year ending December 31, 2022, and authorize the Board of Directors, acting through the Audit Committee, to fix the remuneration of the auditor:

For	Against	Abstain	Broker Non-Votes
116,811,095	511,777	39,690	—

3.Advisory vote on executive compensation:

For	Against	Abstain	Broker Non-Votes
85,200,845	26,425,269	88,281	5,648,168

4.Amend the Company's Long-Term Incentive Plan:

For	Against	Abstain	Broker Non-Votes
107,133,735	4,506,884	73,776	5,648,168

5.Renew the Board's authority to issue shares under Irish law:

For	Against	Abstain	Broker Non-Votes
115,516,212	1,800,315	46,036	—

6.Renew the Board's authority to opt-out of statutory pre-emption rights under Irish law:

For	Against	Abstain	Broker Non-Votes
116,047,591	1,260,739	54,233	—

Perrigo Company plc - Item 6
Exhibits

ITEM 6.    EXHIBITS

Exhibit Number	Description

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

10.1
Term Loan and Revolving Credit Agreement by and among Perrigo Company plc, as parent, Perrigo Investments, LLC, as a borrower, the Designated Borrowers, the Lenders, the Issuing Banks, and the Swing Line Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and as Collateral Agent, dated as of April 20, 2022* (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2022.

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

*
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	May 11, 2022	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 11, 2022	/s/ Raymond P. Silcock
Raymond P. Silcock
Chief Financial Officer
(Principal Accounting and Financial Officer)