Form 10-Q
period 2022-07-02
PERRIGO Co plc
filed 2022-08-09
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 2, 2022

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, €0.001 par value	PRGO	New York Stock Exchange
3.900% Notes due 2024	PRGO24	New York Stock Exchange
4.375% Notes due 2026	PRGO26	New York Stock Exchange
4.400% Notes due 2030	PRGO30	New York Stock Exchange
5.300% Notes due 2043	PRGO43	New York Stock Exchange
4.900% Notes due 2044	PRGO44	New York Stock Exchange
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
 ☐  Yes  ☒ No
As of August 5, 2022, there were 134,618,001 ordinary shares outstanding.

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: the effect of the coronavirus (COVID-19) pandemic and its variants and associated supply chain impacts on the Company’s business; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company’s appeal of the draft and final Notices of Proposed Assessment (“NOPAs”) issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceedings would have on operating results, cash flows, and liquidity; pending and potential third-party claims and litigation, including litigation relating to the Company’s restatement of previously-filed financial information and litigation relating to uncertain tax positions, including the NOPAs; potential impacts of ongoing or future government investigations and regulatory initiatives; uncertainty regarding the timing of, and the Company’s ability to obtain and maintain, certain regulatory approvals, including the sale of daily over-the-counter oral contraceptives; potential costs and reputational impact of product recalls or sales halts; the impact of tax reform legislation and/or changes in healthcare policy; the timing, amount and cost of any share repurchases; fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve the benefits expected from the sale of its RX business and the risk that potential costs or liabilities incurred or retained in connection with that transaction may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company’s ability to achieve the benefits expected from the acquisition of Héra SAS ("HRA Pharma") and the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisition; risks associated with the integration of HRA Pharma, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and strategic and other initiatives, including the Company’s ability to achieve the expected benefits from its supply chain reinvention program. An adverse result with respect to the Company’s appeal of any material outstanding tax assessments or pending litigation, including securities or drug pricing matters, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. There can be no assurance that the FDA will approve the sale of daily oral contraceptives without a prescription in the United States. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2021, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$1,121.7	$981.1	$2,196.2	$1,991.1
Cost of sales	749.6	632.1	1,486.3	1,273.7
Gross profit	372.1	349.0	709.9	717.4

Operating expenses
Distribution	29.5	24.1	53.9	45.8
Research and development	31.5	33.0	60.8	64.1
Selling	150.8	139.8	286.4	275.2
Administration	157.8	110.4	280.1	237.6
Impairment charges	—	158.6	—	158.6
Restructuring	9.5	9.0	13.1	10.7
Other operating expense (income), net	(0.1)	—	0.8	—
Total operating expenses	379.0	474.9	695.1	792.0

Operating income (loss)	(6.9)	(125.9)	14.8	(74.6)

Interest expense, net	38.3	31.6	74.1	63.6
Other (income) expense, net	53.8	(0.4)	52.7	1.9
Loss on extinguishment of debt	9.3	—	9.3	—
Income (loss) from continuing operations before income taxes	(108.3)	(157.1)	(121.3)	(140.1)
Income tax expense (benefit)	(43.4)	(45.2)	(55.1)	(31.0)
Income (loss) from continuing operations	(64.9)	(111.9)	(66.2)	(109.1)
Income (loss) from discontinued operations, net of tax	(0.2)	54.2	(1.4)	89.5
Net income (loss)	$(65.1)	$(57.7)	$(67.6)	$(19.6)

Earnings (loss) per share
Basic
Continuing operations	$(0.48)	$(0.84)	$(0.49)	$(0.82)
Discontinued operations	—	0.41	(0.01)	0.67
Basic earnings (loss) per share	$(0.48)	$(0.43)	$(0.50)	$(0.15)
Diluted
Continuing operations	$(0.48)	$(0.84)	$(0.49)	$(0.82)
Discontinued operations	—	0.41	(0.01)	0.67
Diluted earnings (loss) per share	$(0.48)	$(0.43)	$(0.50)	$(0.15)

Weighted-average shares outstanding
Basic	134.6	133.6	134.3	133.4
Diluted	134.6	133.6	134.3	133.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income (loss)	$(65.1)	$(57.7)	$(67.6)	$(19.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(182.5)	32.5	(207.0)	(79.1)
Change in fair value of derivative financial instruments, net of tax	21.2	(1.3)	31.5	(7.3)
Change in post-retirement and pension liability, net of tax	(0.5)	(0.8)	(6.8)	(1.5)
Other comprehensive income (loss), net of tax	(161.8)	30.4	(182.3)	(87.9)
Comprehensive income (loss)	$(226.9)	$(27.3)	$(249.9)	$(107.5)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	July 2, 2022	December 31, 2021
Assets
Cash and cash equivalents	$485.3	$1,864.9
Accounts receivable, net of allowance for credit losses of $7.3 and $7.2, respectively	750.3	652.9
Inventories	1,079.6	1,020.2
Prepaid expenses and other current assets	336.3	305.8
Current assets held for sale	—	16.1
Total current assets	2,651.5	3,859.9
Property, plant and equipment, net	840.3	864.1
Operating lease assets	207.1	166.9
Goodwill and indefinite-lived intangible assets	3,582.5	3,004.7
Definite-lived intangible assets, net	3,222.7	2,146.1
Deferred income taxes	6.9	6.5
Other non-current assets	408.6	377.5
Total non-current assets	8,268.1	6,565.8
Total assets	$10,919.6	$10,425.7
Liabilities and Shareholders’ Equity
Accounts payable	$490.4	$411.2
Payroll and related taxes	104.1	118.5
Accrued customer programs	143.6	125.6
Other accrued liabilities	240.7	279.4
Accrued income taxes	5.0	16.5
Current indebtedness	30.8	603.8
Current liabilities held for sale	—	32.9
Total current liabilities	1,014.6	1,587.9
Long-term debt, less current portion	4,086.1	2,916.7
Deferred income taxes	392.1	239.3
Other non-current liabilities	577.0	530.1
Total non-current liabilities	5,055.2	3,686.1
Total liabilities	6,069.8	5,274.0
Contingencies - Refer to Note 15
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,991.1	7,043.2
Accumulated other comprehensive income	(146.8)	35.5
Retained earnings (accumulated deficit)	(1,994.5)	(1,927.0)
Total shareholders’ equity	4,849.8	5,151.7
Total liabilities and shareholders' equity	$10,919.6	$10,425.7

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	134.6	133.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2020	133.1	$7,118.2	$395.0	$(1,858.1)	$5,655.1
Net income	—	—	—	38.1	38.1
Other comprehensive loss	—	—	(118.3)	—	(118.3)
Restricted stock plan	0.6	—	—	—	—
Compensation for stock options	—	0.4	—	—	0.4
Compensation for restricted stock	—	24.6	—	—	24.6
Cash dividends, $0.24 per share	—	(32.6)	—	—	(32.6)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(9.3)	—	—	(9.3)
Balance at April 3, 2021	133.5	$7,101.3	$276.7	$(1,820.0)	$5,558.0

Net loss	—	—	—	(57.7)	(57.7)
Other comprehensive income	—	—	30.4	—	30.4
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	0.2	—	—	0.2
Compensation for restricted stock	—	13.9	—	—	13.9
Cash dividends, $0.24 per share	—	(32.5)	—	—	(32.5)
Shares withheld for payment of employees' withholding tax liability	—	(1.2)	—	—	(1.2)
Balance at July 3, 2021	133.6	$7,081.7	$307.1	$(1,877.7)	$5,511.1

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2021	133.8	$7,043.2	$35.5	$(1,927.0)	$5,151.7
Net loss	—	—	—	(2.4)	(2.4)
Other comprehensive loss	—	—	(20.5)	—	(20.5)
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	26.3	—	—	26.3
Cash dividends, $0.26 per share	—	(34.2)	—	—	(34.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(16.4)	—	—	(16.4)
Balance at April 2, 2022	134.6	$7,018.9	$15.0	$(1,929.4)	$5,104.5

Net loss	—	—	—	(65.1)	(65.1)
Other comprehensive income	—	—	(161.8)	—	(161.8)
Compensation for restricted stock	—	9.0	—	—	9.0
Cash dividends, $0.26 per share	—	(35.4)	—	—	(35.4)
Shares withheld for payment of employees' withholding tax liability	—	(1.4)	—	—	(1.4)
Balance at July 2, 2022	134.6	$6,991.1	$(146.8)	$(1,994.5)	$4,849.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash Flows From (For) Operating Activities
Net income (loss)	$(67.6)	$(19.6)
Adjustments to derive cash flows:
Depreciation and amortization	153.0	165.3
Foreign currency remeasurement loss	39.4	—
Share-based compensation	37.3	39.1
Restructuring charges	13.1	10.7
Deferred income taxes	12.6	(25.4)
Loss on sale of business	1.4	—
Impairment charges	—	158.6
(Gain) on sale of assets	(5.8)	—
Amortization of debt premium	(4.3)	(1.4)
Other non-cash adjustments, net	(4.8)	18.8
Subtotal	174.3	346.1
Increase (decrease) in cash due to:
Accounts receivable	(56.4)	(108.2)
Inventories	(50.5)	(106.0)
Prepaid expenses	16.8	1.8
Accounts payable	64.2	(22.5)
Payroll and related taxes	(38.8)	(61.1)
Accrued customer programs	16.9	4.3
Accrued liabilities	14.2	(32.1)
Accrued income taxes	(99.9)	(135.6)
Other, net	21.4	31.2
Subtotal	(112.1)	(428.2)
Net cash from (for) operating activities	62.2	(82.1)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	2.0	1.9
Settlement of acquisition-related foreign currency derivatives	(37.1)	—
Acquisitions of businesses, net of cash acquired	(1,901.4)	—
Asset acquisitions	(10.0)	(70.6)
Additions to property, plant and equipment	(48.7)	(68.4)
Net proceeds from sale of businesses	58.7	—
Proceeds from sale of assets	24.8	—
Other investing, net	—	1.3
Net cash from (for) investing activities	(1,911.7)	(135.8)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,587.7	—
Payments on long-term debt	(958.9)	—
Borrowings (repayments) of revolving credit agreements and other financing, net	—	(5.8)
Payments for debt issuance costs	(19.5)	—
Premiums on early debt retirement	(12.2)	—
Cash dividends	(69.6)	(65.1)
Other financing, net	(20.4)	(13.5)
Net cash from (for) financing activities	507.1	(84.4)
Effect of exchange rate changes on cash and cash equivalents	(51.6)	(3.2)
Net increase (decrease) in cash and cash equivalents	(1,394.0)	(305.5)
Cash and cash equivalents of continuing operations, beginning of period	1,864.9	631.5
Cash and cash equivalents held for sale, beginning of period	14.4	10.0
Less cash and cash equivalents held for sale, end of period	—	(18.5)
Cash and cash equivalents of continuing operations, end of period	$485.3	$317.5

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

Segment Reporting

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and oral care categories, and contract manufacturing) in the U.S. and Canada, and HRA Pharma self-care business (Women's Health and Skin-Care categories) in the U.S. and Canada since it was acquired on April 29, 2022. CSCA previously included our Mexico and Brazil-based OTC businesses ("Latin America businesses") until they were disposed on March 9, 2022.

•Consumer Self-Care International ("CSCI") comprises our consumer self-care business in Europe and Australia, which are primarily branded, our store brand business in the United Kingdom and parts of Europe and Asia, and HRA Pharma self-care business (Women's Health, Skin-Care and Rare-Disease categories) in Europe since it was acquired on April 29, 2022.

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
The following table presents the allowance for credit losses activity (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Balance at beginning of period	$7.1	$9.1	$7.2	$6.5
Provision for credit losses, net	2.2	0.4	2.0	3.7
Receivables written-off	(1.7)	(0.6)	(1.9)	(0.9)
Transfer to held for sale	—	(1.4)	—	(1.4)
Currency translation adjustment	(0.3)	0.2	—	(0.2)
Balance at end of period	$7.3	$7.7	$7.3	$7.7

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
U.S.	$717.6	$590.3	$1,400.6	$1,201.6
Europe(2)	381.9	348.1	733.6	704.1
All other countries(3)	22.2	42.7	62.0	85.4
Total net sales	$1,121.7	$981.1	$2,196.2	$1,991.1

(1) The net sales by geographic locations is derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $7.3 million and $13.9 million for the three and six months ended July 2, 2022, respectively, and $5.3 million and $9.8 million for the three and six months ended July 3, 2021, respectively.
(3) Includes net sales generated primarily in Mexico, Australia and Canada.

Product Category

As a result of the completed acquisition of HRA Pharma, the Company has updated its global reporting product categories beginning in the second quarter of 2022. These product category updates have been adjusted retrospectively to reflect the changes. The following updates have no impact on the Company's historical consolidated financial position, results of operations, or cash flows:
•The creation of a new "Women's Health" reporting category, comprised of the women's health portfolio of HRA Pharma, in addition to legacy Perrigo women's health products;
•The creation of a new "Skin Care" reporting category, comprised of all of the products in the legacy Perrigo "Skincare and Personal Hygiene" category except for legacy Perrigo women's health products; and
•The "Other" category in the CSCI segment now includes the HRA Pharma Rare Diseases business.

Perrigo Company plc - Item 1
Note 2

The following is a summary of our net sales by category (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
CSCA(1)
Upper Respiratory	$145.9	$105.3	$298.7	$223.9
Nutrition	125.1	95.8	252.3	188.0
Digestive Health	125.1	115.0	243.7	233.4
Pain and Sleep-Aids	102.6	89.4	205.5	184.5
Oral Care	76.6	75.7	147.0	150.7
Healthy Lifestyle	67.3	64.7	134.9	140.9
Skin Care	48.6	47.1	89.5	92.7
Women's Health	12.0	8.1	20.2	18.3
Vitamins, Minerals, and Supplements ("VMS")	8.2	8.4	15.9	16.2
Other CSCA(2)	16.6	12.8	30.3	14.2
Total CSCA	728.0	622.3	1,438.0	1,262.8
CSCI
Skin Care	120.3	98.7	209.7	190.1
Upper Respiratory	59.8	42.4	121.4	85.1
Pain and Sleep-Aids	48.8	48.6	101.8	97.7
VMS	47.5	53.9	100.2	116.6
Healthy Lifestyle	38.5	46.7	80.4	97.4
Women's Health	24.4	14.4	37.4	28.7
Oral Care	20.6	22.5	44.9	47.5
Digestive Health	4.8	4.9	9.2	9.8
Other CSCI(3)	29.0	26.7	53.2	55.4
Total CSCI	393.7	358.8	758.2	728.3
Total net sales	$1,121.7	$981.1	$2,196.2	$1,991.1

(1) Includes net sales from our OTC contract manufacturing business.
(2) Consists primarily of product sales and royalty income related to supply and distribution agreements, diagnostic products and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.
(3) Consists primarily of liquid licensed products, our distribution business, rare disease products, and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized over time. Customer contracts recognized over time exist predominately in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $88.2 million and $168.4 million for the three and six months ended July 2, 2022, respectively, and $69.8 million and $132.9 million for the three and six months ended July 3, 2021, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment over time; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	July 2, 2022	December 31, 2021
Short-term contract assets	Prepaid expenses and other current assets	$26.8	$40.2

Perrigo Company plc - Item 1
Note 3

NOTE 3 – ACQUISITIONS AND DIVESTITURES
Acquisitions During the Six Months Ended July 2, 2022

HRA Pharma

On April 29, 2022, we completed the previously announced acquisition of 100% of the outstanding equity interest in HRA Pharma for total consideration of €1.8 billion, or approximately $1.9 billion. We funded the transaction with cash on hand and borrowings under our New Senior Secured Credit Facilities (as defined in Note 11).

HRA Pharma is a self-care based company with consumer brands such as Compeed®, ellaOne® and Mederma®, as well as a trusted rare disease portfolio. The acquisition completed our transformation to a consumer self-care company. HRA Pharma’s operations are reported in both our CSCA and CSCI segments.

The acquisition of HRA Pharma was accounted for as a business combination and has been reported in our Consolidated Statements of Operations as of the acquisition date. From April 29, 2022 through July 2, 2022, HRA Pharma generated net sales of $57.8 million and a net loss of $13.1 million, inclusive of $6.5 million of cost of goods sold related to the acquisition step up to fair value on inventories sold and $16.4 million of amortization related to intangible assets recognized on acquisition.

During three and six months ended July 2, 2022, we incurred $36.3 million and $43.3 million of transaction costs related to the acquisition (legal, banking and other professional fees), respectively. The amounts were recorded in Administration expense and were not allocated to an operating segment.

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

Perrigo Company plc - Item 1
Note 3

The following table summarizes the consideration paid for HRA Pharma and the provisional amounts of the assets acquired and liabilities assumed (in millions):

HRA Pharma
Purchase Price	$1,945.6

Assets Acquired
Cash and cash equivalents	$44.1
Accounts receivable	78.1
Inventories	38.5
Prepaid expenses and other current assets	16.8
Property, plant and equipment	4.6
Operating lease assets	9.7
Goodwill	616.2
Definite-lived intangible assets
Trademarks and trade names	1,072.3
Developed product technology	170.2
Distribution networks	82.3
Indefinite lived intangibles
In-process research and development	63.3
Total intangible assets	1,388.1
Deferred income taxes	11.2
Other non-current assets	0.8
Total assets	2,208.1
Liabilities assumed
Accounts payable	44.5
Payroll and related taxes	16.1
Accrued customer programs	9.0
Other accrued liabilities	13.9
Deferred income taxes	168.8
Other non-current liabilities	10.1
Total liabilities	262.4
Non-Controlling Interest	0.1
Net Assets Acquired	$1,945.6

Perrigo Company plc - Item 1
Note 3

Goodwill of $616.2 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, HRA Pharma's assembled workforce, and the synergies expected from combining the operations of Perrigo and HRA Pharma. Goodwill of $106.1 million and $510.1 million was allocated to our CSCA and CSCI segments, respectively. We are currently evaluating the tax deductibility of the provisional goodwill; however, we do not expect deductibility for income tax purposes. The definite-lived intangible assets acquired consist of trademarks and trade names, developed product technologies, and distribution networks. Trademarks and trade names were assigned useful lives that range from 20 to 26 years. Developed product technologies were assigned 8 to 21-year useful lives. Distribution networks were assigned useful lives ranging from 2 to 23-years reflecting the intent to integrate certain external distributors and sales forces within the CSCI segment. Trademarks and trade names, developed product technology, and in-process research and development ("IPR&D") were valued using the multi-period excess earnings method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the HRA Pharma acquisition had occurred on January 1, 2021 and had been combined with the results reported in our Consolidated Statements of Operations for all periods presented (in millions):

	Three Months Ended		Six Months Ended
(Unaudited)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$1,151.3	$1,069.2	$2,304.7	$2,146.2
Income (loss) from continuing operations(1)	$(39.5)	$(123.6)	$(42.6)	$(213.8)
(1) Includes $66.3 million of nonrecurring acquisition-related charges for the six months ended July 3, 2021.

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

Divestitures During the Six Months Ended July 2, 2022

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

Perrigo Company plc - Item 1
Note 4

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2021	Business acquisitions	Currency translation adjustments	July 2, 2022
CSCA(1)	$1,902.4	$106.1	$(1.6)	$2,006.9
CSCI(2)	1,097.0	510.1	(99.1)	1,508.0
Total goodwill	$2,999.4	$616.2	$(100.7)	$3,514.9

(1) We had no accumulated goodwill impairments as of July 2, 2022 and $6.1 million as of December 31, 2021.
(2) We had accumulated goodwill impairments of $878.4 million as of July 2, 2022 and as of December 31, 2021.

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	July 2, 2022		December 31, 2021
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.2	$—	$3.5	$—
In-process research and development	64.4	—	1.8	—
Total indefinite-lived intangibles	$67.6	$—	$5.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$80.1	$55.8	$73.2	$56.9
Developed product technology, formulations, and product rights	464.7	198.0	300.2	191.4
Customer relationships and distribution networks	1,788.8	883.4	1,820.7	887.8
Trademarks, trade names, and brands	2,433.5	407.2	1,482.3	394.2
Non-compete agreements	2.1	2.1	2.1	2.1
Total definite-lived intangibles	$4,769.2	$1,546.5	$3,678.5	$1,532.4
Total intangible assets	$4,836.8	$1,546.5	$3,683.8	$1,532.4

We recorded amortization expense of $62.4 million and $110.9 million for the three and six months ended July 2, 2022, respectively, and $53.4 million and $106.6 million for the three and six months ended July 3, 2021, respectively.

On March 17, 2022, we announced that we received final approval from the U.S. Food and Drug Administration for the over-the-counter use of Nasonex® 24HR Allergy (mometasone furoate monohydrate 50mcg). The approval triggered a $10.0 million milestone payment to the licensor, which was made in the second quarter of 2022 and capitalized as a definite-lived intangible asset.

Perrigo Company plc - Item 1
Note 5

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	July 2, 2022	December 31, 2021
Finished goods	$582.1	$549.2
Work in process	265.5	251.9
Raw materials	232.0	219.1
Total inventories	$1,079.6	$1,020.2

NOTE 6 – FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	July 2, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$—	$—	$—	$0.4	$—	$—
Foreign currency forward contracts	—	4.9	—	—	5.7	—
Cross-currency swap	—	38.7	—	—	—	—
Interest rate swap agreements	—	4.8	—	—	—	—
Foreign currency option contracts	—	—	—	—	5.0	—
Total assets	$—	$48.4	$—	$0.4	$10.7	$—

Liabilities:
Cross-currency swap	$—	$—	$—	$—	$13.8	$—
Foreign currency forward contracts	—	3.1	—	—	2.4	—
Interest rate swap agreements	—	11.0	—	—	—	—
Total liabilities	$—	$14.1	$—	$—	$16.2	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$71.7
Total assets	$—	$—	$—	$—	$—	$71.7
Liabilities
Liabilities held for sale, net(2)	$—	$—	$—	$—	$—	$16.8
Total liabilities	$—	$—	$—	$—	$—	$16.8

(1)     During the year ended December 31, 2021, goodwill with a carrying value of $81.7 million was written down to a fair value of $71.7 million
(2)     We measured the net assets held for sale for impairment purposes and recorded a total impairment of $162.2 million, resulting in a net liability held for sale balance as of December 31, 2021.

There were no transfers within Level 3 fair value measurements during the three and six months ended July 2, 2022 or the year ended December 31, 2021.

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the prior reporting period.

Perrigo Company plc - Item 1
Note 6

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	July 2, 2022		December 31, 2021
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,544.4	$—	$2,760.0	$—
Fair value	$2,271.1	$—	$2,847.2	$—

Private placement note
Carrying value (excluding premium)	$—	$—	$—	$153.5
Fair value	$—	$—	$—	$162.6

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

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	July 2, 2022	December 31, 2021
Fair value method	Prepaid expenses and other current assets	$0.3	$0.4
Fair value method(1)	Other non-current assets	$1.7	$1.8
Equity method	Other non-current assets	$65.1	$66.4

(1)     Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended		Six Months Ended
Measurement Category	Income Statement Location	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Fair value method	Other (income) expense, net	$—	$0.9	$0.2	$0.9
Equity method	Other (income) expense, net	$0.6	$—	$1.3	$0.7

NOTE 8 – DISCONTINUED OPERATIONS

Our discontinued operations consist of our generic prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “RX business”).

On March 1, 2021, we announced a definitive agreement to sell our RX business to Altaris Capital Partners, LLC (“Altaris”). On July 6, 2021, we completed the sale of the RX business for aggregate consideration of $1.55 billion. The consideration included a $53.3 million reimbursement related to an Abbreviated New Drug Application (“ANDA") for a generic topical lotion which Altaris delivered in cash to Perrigo pursuant to the terms of the definitive agreement during the three months ended April 2, 2022. The sale resulted in a 2021 pre-tax gain, net

Perrigo Company plc - Item 1
Note 8
of professional fees, of $47.5 million recorded in Other (income) expense, net on the Statement of Operations for discontinued operations. The gain included a $159.3 million increase from the write-off of foreign currency translation adjustment from Accumulated other comprehensive income. The transaction gain was subject to final settlements under the Agreement, which were finalized in the first quarter of 2022 with no change to the gain reported for the year ended December 31, 2021.

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

Under the terms of a transition services agreement ("TSA"), we will provide transition services for up to 24 months after the close of the transaction. We also entered into reciprocal supply agreements pursuant to which Perrigo will supply certain products to the RX business and the RX business will supply certain products to Perrigo. The supply agreements have a term of four years, extendable up to seven years by the party who is the purchaser of the products under such agreement. We also extended distribution rights to the RX business for certain OTC products owned and manufactured by Perrigo that may be fulfilled through pharmacy channels, in return for a share of the net profits.

The following table summarizes the results of the TSA and supply agreements:

		Three Months Ended	Six Months Ended
	Financial Statement Location	July 2, 2022	July 2, 2022
TSA income recognized	Administration expense	$3.4	$6.8
TSA income collected	Administration expense	$2.3	$5.7
Product & Royalty sales recognized	Net sales	$38.0	$70.8
Product & Royalty sales collected	Net sales	$37.9	$68.6
Purchases	Inventory	$6.4	$15.1
Inventory payments	Inventory	$3.7	$18.0

Additionally, under the TSA, we net settle any receipts received or payments made on behalf of the RX business’ customers or vendors. As of July 2, 2022, we recorded a receivable in the amount of $15.1 million in Prepaid expenses and other current assets for the net reimbursement due to Perrigo.

In the transaction, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 15 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris' obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. We did not incur changes in liabilities or request payments from Altaris related to the indemnity of these liabilities during the three and six months ended July 2, 2022.

Perrigo Company plc - Item 1
Note 8

For the three and six months ended July 2, 2022, we incurred $0.2 million and $1.4 million of net loss, respectively, from discontinued operations, which primarily related to legal fees for retained liabilities and related tax benefit. Prior year income from discontinued operations, net of tax was as follows (in millions):

	Three Months Ended	Six Months Ended
	July 3, 2021	July 3, 2021
Net sales	$204.5	$404.5
Cost of sales	119.9	258.2
Gross profit	84.6	146.3

Operating expenses
Distribution	2.8	6.1
Research and development	17.3	30.6
Selling	8.8	16.2
Administration	12.4	30.6
Other operating expense (income)	0.5	(0.4)
Total operating expenses	41.8	83.1

Operating income	42.8	63.2

Interest expense, net	0.2	0.8
Other (income) expense, net	(0.2)	(1.7)
Income from discontinued operations before tax	42.8	64.1
Income tax benefit	(11.4)	(25.4)
Income from discontinued operations, net of tax	$54.2	$89.5

During the three months and six months ended July 3, 2021, we incurred $2.4 million and $11.7 million, respectively, of separation costs related to the sale of the RX business, which are recorded in administration expenses. We incurred no such costs in 2022.

Select cash flow information related to discontinued operations was as follows (in millions):

Six Months Ended
July 3, 2021
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$15.3

Cash flows from discontinued operations investing activities:
Asset acquisitions	$(69.7)
Additions to property, plant and equipment	(6.1)

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

Perrigo Company plc - Item 1
Note 9

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Option Contracts

In September 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that were scheduled to mature in September 2022. In April 2022, due to market conditions, we unwound the two options and entered into two new undesignated options to economically hedge the purchase price for HRA Pharma for a total notional amount of $2.0 billion. All premiums associated with the HRA Pharma related currency options were settled in April 2022 for $37.1 million, and we recorded a loss within Other (income) expense of $12.7 million and $16.2 million for the three and six months ended July 2, 2022, respectively.

Interest Rate Swaps

Interest rate swap agreements are contracts to exchange fixed or floating rates over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

In April 2022, to economically hedge the interest rate risk of the New Senior Secured Credit Facilities (as defined in Note 11), we entered into five variable-to-fixed interest rate swap agreements. Three of the interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the 2022 Term Loan B Facility (as defined in Note 11). The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2029, on notional balances that decline from $1.0 billion to $812.5 million over the term. The other two interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the 2022 Term Loan A Facility (as defined in Note 11). The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2027, on notional balances that decline from $487.5 million to $387.5 million over the term.

As a designated cash flow hedge, gains and losses will be deferred in Accumulated Other Comprehensive Income (“AOCI”) and recognized within Interest expense, net when interest is paid on the New Senior Secured Credit Facilities.

Cross-currency Swaps

In April 2022, we entered into three fixed-for-fixed cross currency interest rate swaps designated as net investment hedge to hedge the EUR currency exposure of our investment in European operations. Over the term, we receive EUR interest payments and make USD interest payments followed by an exchange of notional currencies at the expiration of the contract. The following are the terms and notional amounts outstanding:

•$300 million notional amount outstanding from April 20, 2022 through December 15, 2024;
•$700 million notional amount outstanding from April 29, 2022 through March 15, 2026; and
•$500 million notional amount outstanding from April 22, 2022 through June 15, 2030.

As a designated net investment hedge, gains and losses related to the EUR spot exchange rate will be deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Statement of Operations when the hedged EUR net investment is substantially liquidated. Gains and losses on excluded components (e.g. interest differentials) will be recorded in Interest expense, net on a systematic and rational basis.

In August 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the EUR currency exposure of our net investment in European operations. This agreement is a contract to exchange floating-rate EUR payments for floating-rate USD payments through August 15, 2022. We terminated this cross-currency swap on January 28, 2022.

Perrigo Company plc - Item 1
Note 9

Foreign Currency Forwards

Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	July 2, 2022	December 31, 2021
British Pound (GBP)	$232.2	$135.8
Swedish Krona (SEK)	61.2	47.8
Danish Krone (DKK)	49.6	37.5
European Euro (EUR)	39.1	232.6
Chinese Yuan (CNH)	37.7	37.7
Canadian Dollar (CAD)	29.2	29.0
Polish Zloty (PLZ)	15.3	21.0
Mexican Peso (MXN)	12.8	1.0
United States Dollar (USD)	9.3	22.9
Norwegian Krone (NOK)	7.4	11.0
Brazilian Real (BRL)	6.8	—
Australian Dollar (AUD)	4.0	1.6
Turkish Lira (TRY)	3.0	3.1
Romanian New Leu (RON)	2.2	1.6
Switzerland Franc (CHF)	1.2	1.9
Other	7.0	3.6
Total	$518.0	$588.1

The maximum term of our forward currency exchange contracts is 60 months.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	July 2, 2022	December 31, 2021
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.9	$3.5
Interest rate swap agreements	Prepaid expenses and other current assets	4.8	—
Foreign currency forward contracts	Other non-current assets	0.6	1.3
Cross-currency swap	Other non-current assets	38.7	—
Total designated derivatives		$47.0	$4.8
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.4	$0.9
Foreign currency options	Prepaid expenses and other current assets	—	5.0
Total non-designated derivatives		$1.4	$5.9

Perrigo Company plc - Item 1
Note 9

		Liability Derivatives
		Fair Value
	Balance Sheet Location	July 2, 2022	December 31, 2021
Designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$0.4	$1.2
Cross-currency swap	Other accrued liabilities	—	13.8
Interest rate swap agreements	Other non-current liabilities	11.0	—
Total designated derivatives		$11.4	$15.0
Non-designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$2.7	$1.2

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

	Three Months Ended
	July 2, 2022
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$(6.2)	Interest expense, net	$(1.6)	Interest expense, net	$—
Foreign currency forward contracts	2.3	Net sales	0.3	Net sales	(0.1)
		Cost of sales	(0.9)	Cost of sales	(0.1)
				Other (income) expense, net	(0.8)
	$(3.9)		$(2.2)		$(1.0)
Net investment hedges:
Cross-currency swap	$38.7			Interest expense, net	$3.6

Perrigo Company plc - Item 1
Note 9

	Six Months Ended
	July 2, 2022
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	(6.2)	Interest expense, net	(2.0)	Interest expense, net	—
Foreign currency forward contracts	(4.9)	Net sales	0.5	Net sales	(0.2)
		Cost of sales	(1.3)	Cost of sales	—
				Other (income) expense, net	(0.7)
	$(11.1)		$(2.8)		$(0.9)
Net investment hedges:
Cross-currency swap	$34.1			Interest expense, net	$4.2
(1) Net gain of $6.4 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

	Three Months Ended
	July 3, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	1.1	Net sales	(1.0)	Net sales	—
		Cost of sales	0.9	Cost of sales	0.4
				Other (income) expense, net	0.4
	$1.1		$(0.5)		$0.8
Net investment hedges:
Cross-currency swap	$(1.5)			Interest expense, net	$(1.1)

Perrigo Company plc - Item 1
Note 9

	Six Months Ended
	July 3, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	—	Interest expense, net	(0.9)	Interest expense, net	—
Foreign currency forward contracts	(1.2)	Net sales	(1.9)	Net sales	—
		Cost of sales	2.8	Cost of sales	0.5
				Other Income/Expense	$0.4
	$(1.2)		$—		$0.9
Net investment hedges:
Cross-currency swap	$(2.0)			Interest expense, net	$(2.2)

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Six Months Ended
Non-Designated Derivatives	Income Statement Location	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Foreign currency forward contracts	Other (income) expense, net	$1.6	$(3.1)	$2.0	$(5.9)
	Interest expense, net	0.8	0.4	(0.4)	0.9
		$2.4	$(2.7)	$1.6	$(5.0)

Foreign currency options	Other (income) expense, net	$12.7	$—	$16.2	$—

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

Perrigo Company plc - Item 1
Note 9

	Three Months Ended
	July 2, 2022
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,121.7	$749.6	$38.3	$53.8

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.3	$(0.9)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.1)	$(0.1)	$—	$(0.8)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.6)	$—

	Six Months Ended
	July 2, 2022
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,196.2	$1,486.3	$74.1	$52.7

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.5	$(1.3)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.2)	$—	$—	$(0.7)
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(2.0)	$—

Perrigo Company plc - Item 1
Note 9

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

Perrigo Company plc - Item 1
Note 10

NOTE 10 – LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	July 2, 2022	December 31, 2021
Operating	Operating lease assets	$207.1	$166.9
Finance	Other non-current assets	24.4	27.9
Total		$231.5	$194.8

Liabilities	Balance Sheet Location	July 2, 2022	December 31, 2021
Current
Operating	Other accrued liabilities	$27.2	$26.0
Finance	Current indebtedness	4.2	4.9
Non-Current
Operating	Other non-current liabilities	178.6	147.3
Finance	Long-term debt, less current portion	18.6	20.9
Total		$228.6	$199.1

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	July 2, 2022	December 31, 2021	July 2, 2022	December 31, 2021
CSCA	$102.8	$98.2	$14.5	$15.3
CSCI	33.5	30.7	6.9	7.9
Unallocated	70.8	38.0	3.0	4.7
Total	$207.1	$166.9	$24.4	$27.9

	Liabilities
	Operating		Financing
	July 2, 2022	December 31, 2021	July 2, 2022	December 31, 2021
CSCA	$103.9	$99.7	$15.5	$16.0
CSCI	34.9	31.8	4.3	5.0
Unallocated	67.0	41.8	3.0	4.8
Total	$205.8	$173.3	$22.8	$25.8

Lease expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating leases(1)	$10.8	$9.8	$20.6	$19.7

Finance leases
Amortization	$1.4	$1.5	$2.9	$3.0
Interest	0.2	0.2	0.4	0.4
Total finance leases	$1.6	$1.7	$3.3	$3.4

            (1) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 1
Note 10

The annual future maturities of our leases as of July 2, 2022 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2022	$16.9	$2.6	$19.5
2023	30.3	3.8	34.1
2024	26.4	2.3	28.7
2025	23.0	2.2	25.2
2026	18.6	2.0	20.6
After 2026	123.4	13.6	137.0
Total lease payments	238.6	26.5	265.1
Less: Interest	32.8	3.7	36.5
Present value of lease liabilities	$205.8	$22.8	$228.6

Our weighted average lease terms and discount rates are as follows:

	July 2, 2022	July 3, 2021
Weighted-average remaining lease term (in years)
Operating leases	11.45	11.59
Finance leases	9.37	9.24
Weighted-average discount rate
Operating leases	2.53%	2.71%
Finance leases	2.86%	2.76%

Our lease cash flow classifications are as follows (in millions):

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$16.6	$18.2
Operating cash flows for finance leases	$0.3	$0.4
Financing cash flows for finance leases	$2.6	$2.6

Leased assets obtained in exchange for new finance lease liabilities	$—	$4.4
Leased assets obtained in exchange for new operating lease liabilities	$42.8	$34.9

Perrigo Company plc - Item 1
Note 11

NOTE 11 – INDEBTEDNESS

On April 20, 2022, we and our wholly owned subsidiary, Perrigo Investments, LLC, entered into new senior secured credit facilities that consist of (i) a $1.0 billion five-year revolving credit facility (the “2022 Revolver”), (ii) a $500 million five-year Term Loan A facility (the “2022 Term Loan A Facility”), and (iii) a $1.1 billion seven-year Term Loan B facility (the “2022 Term Loan B Facility” and, together with the 2022 Revolver and 2022 Term Loan A Facility, the “New Senior Secured Credit Facilities”), pursuant to a new Term Loan and Revolving Credit Agreement. The New Senior Secured Credit Facilities are fully guaranteed, along with any hedging or cash management obligations entered into with a lender, by us and certain of our direct and indirect wholly-owned subsidiaries organized in the United States, Ireland, Belgium and England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries and Perrigo Investments, LLC provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, Perrigo Investments, LLC and the Company provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.400% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company.

Total borrowings are summarized as follows (in millions):

		July 2, 2022	December 31, 2021
Term loan
2019 Term loan due August 15, 2022(1)		$—	$600.0
2022 Term loan A due April 1, 2027		500.0	—
2022 Term loan B due April 1, 2029		1,100.0	—
Total term loans		1,600.0	600.0
Notes and Bonds
Coupon	Due
5.105%	July 28, 2023(1,2)	$—	$153.5
4.000%	November 15, 2023(1)	—	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
4.400%	June 15, 2030(3)	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,544.4	2,913.5
Other financing		22.8	25.8
Unamortized premium (discount), net		(17.3)	(4.8)
Deferred financing fees		(33.0)	(14.0)
Total borrowings outstanding		4,116.9	3,520.5
Current indebtedness		(30.8)	(603.8)
Total long-term debt less current portion		$4,086.1	$2,916.7

    (1) Redeemed in connection with the New Senior Secured Credit Facilities entered into during the second quarter of 2022.
    (2) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.
    (3) The coupon rate noted above is that as of July 2, 2022, following a step up in rate from 3.150% to 3.900%, effective December 16, 2021. Due to a credit ratings downgrade by S&P and Moody's in the first quarter of 2022, the interest rate has stepped up from 3.900% to 4.400% starting after June 15, 2022.

Revolving Credit Agreements

On April 20, 2022 we terminated the revolving credit agreement maturing in March 2023 (the "2018 Revolver") and entered into the 2022 Revolver. There were no borrowings outstanding under the 2022 Revolver or 2018 Revolver as of July 2, 2022 or December 31, 2021, respectively.

Perrigo Company plc - Item 1
Note 11

Term Loan and Notes

On April 20, 2022, we repaid the prior $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan") with the proceeds of the New Senior Secured Credit Facilities. The remaining $500.0 million of proceeds were used to redeem the 4.00% Senior Notes due 2023 on May 19, 2022 and the 5.1045% Guaranteed Senior Notes due 2023 on May 19, 2022. In relation to the New Senior Secured Credit Facilities, we deferred $30.8 million of financing fees, which will be amortized to interest expense over the term of the facilities. We recorded $9.3 million in Loss on extinguishment of debt on the Condensed Statement of Operations, consisting of the write-off of certain new and previously deferred financing fees and make whole payments on the redeemed 4.00% Senior Notes due 2023. The proceeds from the New Senior Secured Credit Facilities were also used, in part, along with cash on hand to fund the acquisition of HRA Pharma (Refer to Note 3).

We had $1.1 billion and $500.0 million outstanding under our 2022 Term Loan B Facility and 2022 Term Loan A Facility as of July 2, 2022, respectively. There were no borrowings outstanding under our 2019 Term Loan as of July 2, 2022. We had $600.0 million outstanding under our 2019 Term Loan as of December 31, 2021.

We are in compliance with all the covenants under our debt agreements.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of July 2, 2022 or December 31, 2021.

In June 2020, we incurred debt of $34.3 million related to our equity method investment in Kazmira pursuant to two promissory notes. In December 2020, we repaid the $3.7 million balance due on the November 2020 portion of the promissory notes. In June 2021, we repaid the $5.8 million balance due on the May 2021 portion of the promissory notes and in December 2021, we repaid the $24.8 million balance due on the November 2021 portion, settling the debt in full.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 10).

NOTE 12 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Income (loss) from continuing operations	$(64.9)	$(111.9)	$(66.2)	$(109.1)
Income (loss) from discontinued operations, net of tax	(0.2)	54.2	(1.4)	89.5
Net income (loss)	$(65.1)	$(57.7)	$(67.6)	$(19.6)

Denominator:
Weighted average shares outstanding for basic EPS	134.6	133.6	134.3	133.4
Dilutive effect of share-based awards*	—	—	—	—
Weighted average shares outstanding for diluted EPS	134.6	133.6	134.3	133.4

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	—	—	—
* In the period of a net loss, diluted shares equal basic shares.

Perrigo Company plc - Item 1
Note 13

Shareholders' Equity

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three and six months ended July 2, 2022 or July 3, 2021.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments (1)	Post-Retirement and Pension Liability Adjustments, net of tax(1)	Total AOCI
Balance at December 31, 2021	$(22.0)	$67.4	$(9.9)	$35.5
OCI before reclassifications	28.7	(163.4)	(8.3)	(143.0)
Amounts reclassified from AOCI	2.8	(43.6)	1.5	(39.3)
Other comprehensive income (loss)	$31.5	$(207.0)	$(6.8)	$(182.3)
Balance at July 2, 2022	$9.5	$(139.6)	$(16.7)	$(146.8)
(1) Amounts reclassified from AOCI relate to the divestiture of the Latin America businesses

NOTE 14 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
40.1%	28.8%	45.4%	22.1%

The effective tax rate on the pre-tax loss for the three and six months ended July 2, 2022, increased compared to the effective tax rate on the pre-tax loss for the three and six months ended July 3, 2021, primarily due to the tax benefit of the loss on sale of our Latin America businesses and costs related to the acquisition of HRA Pharma that are not deductible for tax purposes. The increase in the effective tax rate was offset, in part, by the income tax expense associated with legal entity restructuring recognized for the six months ended July 2, 2022, and the income tax expense on intra-entity transfers of intellectual property recognized in the prior year.

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

Perrigo Company plc - Item 1
Note 14

We do not agree with the audit adjustments proposed by the IRS in either of the notices of deficiency. We paid the assessed amounts of tax, interest, and penalties set forth in the statutory notices and timely filed claims for refund on June 11, 2015 for the 2009 and 2010 tax years, and on June 7, 2017, for the 2011 and 2012 tax years. On August 15, 2017, following disallowance of such refund claims, we timely filed a complaint in the United States District Court for the Western District of Michigan seeking refunds of tax, interest, and penalties of $27.5 million for the 2009 tax year, $41.8 million for the 2010 tax year, $40.1 million for the 2011 tax year, and $24.7 million for the 2012 tax year, for a total of $134.1 million, plus statutory overpayment interest thereon from the dates of payment. The amounts sought in the complaint for the 2009 and 2010 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended March 28, 2015, and the amounts sought in the complaint for the 2011 and 2012 tax years were recorded as deferred charges in Other non-current assets on our balance sheet during the three months ended July 1, 2017.

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

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report ("RAR") with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The 30-day letter proposed, among other modifications, transfer pricing adjustments in connection with the distribution of omeprazole in the aggregate amount of $141.6 million and ANDA-related adjustments in the aggregate amount of $21.9 million. The 30-day letter also set forth adjustments described in the next two paragraphs. We timely filed a protest to the 30-day letter for those additional adjustments but noting that due to the pending refund litigation described above, IRS Appeals would not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both carryforward issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not sustained, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, an adverse ruling on the omeprazole issue could have a material impact on subsequent periods, with additional tax liability in the range of $24.0 million to $112.0 million, not including interest and any applicable penalties.

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in certain intercompany debts owed by it to Perrigo Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. On May 7, 2020, the IRS issued a NOPA capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate ("AFR") (a blended rate reduction of 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. The NOPA proposes a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a RAR, together with the 30-day letter, requiring our filing of a written protest to request IRS Appeals consideration. The protest was timely filed with the IRS on February 26, 2021. On January 20, 2022, the IRS responded to our protest with its rebuttal in which it revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rates and proposing revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS rebuttal is 4.36%, an increase from the blended interest rate in the RAR of 2.57% but lower than the stated blended interest rate of the loans of 6.8%.We will pursue all available administrative and judicial remedies necessary to defend the deductibility of the interest expense on this indebtedness. If the IRS were to prevail in its

Perrigo Company plc - Item 1
Note 14

revised proposed adjustment, we estimate an increase in tax expense of approximately $72.9 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the fiscal years ended December 31, 2015 through December 31, 2018 with potential section 163(j) carryover impacts beyond December 2018. If those further adjustments were sustained, based on preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense would not exceed $58.5 million, excluding interest and penalties. No further adjustments beyond this period are expected. We strongly disagree with the IRS position and we will pursue all available administrative and judicial remedies necessary. At this stage, an IRS Appeals meeting has not yet been scheduled to discuss this issue, and we are unable to estimate additional liability, if any, associated with this matter.

In addition, the 30-day letter for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow reductions to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year. The NOPA asserts that the reduction of gross sales income of such chargebacks is an impermissible method of accounting and proposed a change in accounting method that would defer the reduction in gross sales income until the year the prescription products were re-sold to covered retailers. The NOPA proposes an increase in sales revenue of approximately $99.5 million for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS Appeals consideration. On January 20, 2022, the IRS responded to our protest with its rebuttal and reiterated the NOPA's position that the accrued chargebacks are not currently deductible in the tax year accrued because all events have not occurred to establish the fact of the liability in the year deducted. The first meeting to discuss this issue with IRS Appeals has been scheduled for October 12 and 13, 2022. We strongly disagree with the IRS’s proposed adjustment and will pursue all available administrative and judicial remedies necessary.

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

Perrigo Company plc - Item 1
Note 14

Irish Revenue Audit of Fiscal Years Ended December 31, 2012 and December 31, 2013

On November 29, 2018, Irish Revenue issued a Notice of Amended Assessment (“NoA”) for the tax year ended December 31, 2013, related to the tax treatment of the 2013 sale of the Tysabri® intellectual property and related assets to Biogen Idec by Elan Pharma. On September 29, 2021, Elan reached an agreement with Irish Revenue providing for full and final settlement of the NoA on the following terms: (i) on a 'without prejudice basis' and, for purposes of the settlement, an alternative basis of taxation was applied, (ii) Irish Revenue to take no further action in relation to the NoA or any Tysabri related income or transactions, (iii) no interest or penalties applied, (iv) a total tax of €297.0 million charged as full and final settlement of all liabilities arising from the sale of the Tysabri patents for the fiscal years 2013 to 2021, and (v) after Irish Revenue credited taxes already paid and certain unused research and development ("R&D") credits against the €297.0 million charged settlement amount, the total cash payment of €266.1 million, $307.5 million as of the date of payment, was made on October 5, 2021. We recorded the payment as a component of income tax expense on the Consolidated Statements of Operations in the third quarter of 2021.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of July 2, 2022. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 15 – CONTINGENCIES

    In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of July 2, 2022, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Perrigo Company plc - Item 1
Note 15

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

In December 2019, the end payor plaintiffs filed a second "overarching conspiracy” class action against Perrigo, dozens of other manufacturers of generic prescription pharmaceuticals, and certain individuals dating back to July 2009, which complaint was amended on January 7, 2021 to add additional claims. The amended end payor complaint alleges that Perrigo conspired in connection with its sale of the following drugs: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fenofibrate, Fluocinonide, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Hydrocortisone Valerate, Imiquimod, Methazolamide, Mometasone Furoate, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

Perrigo Company plc - Item 1
Note 15

In December, 2019, the indirect reseller class plaintiffs also filed an “overarching conspiracy” class action against Perrigo, dozens of other manufacturers of generic prescription pharmaceuticals, distributors of generic pharmaceuticals, and certain individuals, dating back to January 2010. In May 2020, the plaintiffs amended their complaint and alleged that Perrigo conspired in connection with its sales of Betamethasone Dipropionate lotion, Imiquimod cream, Desonide cream and ointment, and Hydrocortisone Valerate cream. On July 1, 2022, the indirect reseller plaintiffs filed a further amended complaint that removed claims relating to Imiquimod cream but added allegations about Olopatadine Nasal Spray. The indirect reseller plaintiffs filed their second “overarching conspiracy” complaint on December 15, 2020. The complaint alleges conspiracies relating to the sale of various products that are not at issue in the earlier-filed overarching conspiracy class actions, the majority of which Perrigo neither makes nor sells, dating back to January 2010. The December 2020 indirect reseller complaint alleges that Perrigo conspired in connection with its sales of Adapalene, Ammonium Lactate, Bromocriptine Mesylate, Calcipotriene, Calcipotriene Betamethasone Dipropionate, Ciclopirox, Clindamycin Phosphate, Erythromycin, Fluticasone Propionate, Halobetasol Propionate, Hydrocortisone Acetate, Methazolamide, Mometasone Furoate, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

The direct purchaser plaintiffs filed their second round overarching conspiracy complaint in February 2020 with claims dating back to July 2009. On October 21, 2020, the direct purchaser plaintiffs amended their complaint. The amended direct purchaser complaint alleges that Perrigo conspired in connection with its sale of the following drugs: Adapalene, Ammonium Lactate, Betamethasone Dipropionate, Bromocriptine Mesylate, Ciclopirox, Clindamycin Phosphate, Fenofibrate, Fluocinonide, Halobetasol Propionate, Hydrocortisone Valerate, Methazolamide, Permethrin, Prochlorperazine Maleate, Promethazine HCL, Tacrolimus, and Triamcinolone Acetonide.

Perrigo has not yet responded to the second set of overarching conspiracy complaints and responses are currently stayed.

Opt-Out Complaints

On January 22, 2018, Perrigo was named a co-defendant along with 35 other manufacturers in a complaint filed by three supermarket chains alleging that defendants conspired to fix prices of 31 generic prescription pharmaceutical products starting in 2013. On December 21, 2018, an amended complaint was filed that adds additional products and allegations against a total of 39 manufacturers for 33 products. The only allegations specific to Perrigo relate to Clobetasol, Desonide, Econazole, and Nystatin. Perrigo moved to dismiss this complaint on February 21, 2019, and also signed onto a joint motion to dismiss the complaint filed by all of the Defendants named in the complaint on March 1, 2019. The joint motion was denied on August 15, 2019. The case is proceeding in discovery. Perrigo’s individual motion to dismiss is still pending. On February 3, 2020, the plaintiffs requested leave to file a second amended complaint, which it has withdrawn and refiled several times since, with the latest requested amendment filed in August 2020. The proposed amended complaint adds dozens of additional products and allegations to the original complaint. Perrigo is discussed in connection with allegations concerning an additional drug, Fenofibrate. Defendants opposed the motion for leave to file a second amended complaint and the court has yet to rule on the issue.

On August 3, 2018, a large managed care organization filed a complaint alleging price-fixing and customer allocation concerning 17 different products among 27 manufacturers including Perrigo. The only allegations specific to Perrigo in the initial complaint concerned Clobetasol. Perrigo moved to dismiss this complaint on February 21, 2019 and filed an additional, joint, motion to dismiss on March 1, 2019. Plaintiff filed a second amended complaint on April 1, 2019 that added additional products and allegations. The amended allegations that concern Perrigo include: Clobetasol, Desonide, Econazole, and Nystatin. The joint motion to dismiss was denied on August 15, 2019, but Perrigo’s individual motion to dismiss is still pending. The case is proceeding in discovery.

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

Perrigo Company plc - Item 1
Note 15

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

On January 16, 2019, a health insurance carrier filed a complaint in the U.S. District Court for the District of Minnesota alleging a conspiracy to fix prices of 30 products among 30 defendants. The only allegations specific to Perrigo concerned Clobetasol, Desonide, Econazole, and Nystatin. Perrigo has not yet responded to the complaint, and responses are currently stayed. On December 15, 2020, the complaint was amended to add additional defendants and claims. The new allegations that concern Perrigo relate to Fluocinonide.

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

Perrigo Company plc - Item 1
Note 15

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

Perrigo Company plc - Item 1
Note 15

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

On October 8, 2021, approximately 20 health plans filed a Praecipe to Issue Writ of Summons in Pennsylvania state court to commence an action against 46 generic pharmaceutical manufacturers and 24 individuals, alleging antitrust violations concerning generic pharmaceutical drugs. While Perrigo was named as a defendant, no complaint has been filed and the precise allegations and products at issue have not been identified. On January 3, 2022, the plaintiffs filed a second Praecipe. Proceedings in the case, including the filing of a complaint, have not yet occurred. The case remains in deferred status.

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 other generic pharmaceutical manufacturers, and certain individuals (including two former Perrigo employees), alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of eighty products. The allegations against Perrigo focus on the following drugs: Adapalene cream, Ammonium Lactate cream and lotion, Betamethasone dipropionate lotion, Bromocriptine tablets, Calcipotriene Betamethasone Dipropionate ointment, Ciclopirox cream, shampoo and solution, Clindamycin solution, Desonide cream and ointment, Econazole cream, Erythromycin base alcohol solution, Fluocinonide cream, Fluticasone lotion, Halobetasol cream and ointment, Hydrocortisone Acetate suppositories, Hydrocortisone Valerate cream, Imiquimod cream, Methazolamide tablets, Nystatin ointment, Prochlorperazine suppositories, Promethazine HCL suppositories, Tacrolimus ointment, and Triamcinolone cream and ointment. The Complaint was filed in the District of Connecticut, but has been transferred into the MDL. On May 7, 2021, the Court ruled that this case will move forward as a bellwether case. On September 9, 2021, the States filed an amended complaint, although the substantive allegations against Perrigo did not change. Perrigo moved to dismiss the Complaint on November 12, 2021. That motion has been fully briefed and is pending. This case is included among the “bellwether cases” designated to move on a more expedited schedule than the other cases in the MDL, and, as such, it will be subject to the January 17, 2023 discovery deadline and November 16, 2023 summary judgment deadline if the Complaint survives the pending motions to dismiss. Like the other cases in the MDL, no trial date has been set for this case.

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

Perrigo Company plc - Item 1
Note 15

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

On June 21, 2017, the court-appointed lead plaintiffs filed an amended complaint that superseded the original complaints in the Roofers’ Pension Fund case and the Wilson case. In the amended complaint, the lead plaintiffs seek to represent three classes of shareholders: (i) shareholders who purchased shares during the period from April 21, 2015 through May 3, 2017 on the U.S. exchanges; (ii) shareholders who purchased shares during the same period on the Tel Aviv stock exchange; and (iii) shareholders who owned shares on November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (the final day of the Mylan tender offer) regardless of whether the shareholders tendered their shares. The amended complaint names as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals. In general, the allegations concern the actions taken by us and the former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The amended complaint does not include an estimate of damages. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are Perrigo Company plc, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issues regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (the Company, Mr. Papa, and Ms. Brown) have filed answers denying liability, and the discovery stage of litigation began in late 2018. Discovery in the class action ended on January 31, 2021. In early April 2021, the defendants filed various post-discovery motions, including summary judgment motions; the briefing of which was completed in early July 2021. The motions are now before the court. The court held oral argument on April 7, 2022. We intend to defend the lawsuit vigorously.

On November 14, 2019, the court granted the lead plaintiffs’ motion and certified three classes for the case: (i) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on a U.S. exchange and were damaged thereby; (ii) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on the Tel Aviv stock exchange and were damaged thereby; and (iii) all those who owned shares as of November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (whether or not a person tendered shares in response to the Mylan tender offer) (the "tender offer class"). Defendants filed a petition for leave to appeal in the Third Circuit challenging the certification of the tender offer class. On April 30, 2020, the Third Circuit denied leave to appeal. The District Court has approved the issuance of a notice of the pendency of the class action, and the notice has been sent to shareholders who are eligible to participate in the classes.

In early July 2021, the Court assigned the securities class action case (Roofer’s case) to a new judge within the U.S. District Court for the District of New Jersey. Unless otherwise noted, each of the lawsuits discussed in the following sections is pending in the U.S. District Court for the District of New Jersey and remains with the originally assigned judge. The allegations in the complaints relate to events during certain portions of the 2015 through 2017

Perrigo Company plc - Item 1
Note 15

calendar years, including the period of the Mylan tender offer. All but one of these lawsuits allege violations of federal securities laws, but none are class actions. One lawsuit (Highfields) alleges only state law claims. Discovery in all these cases, except Starboard Value and Highfields, ended in November, 2021. The cases pending in federal court in New Jersey listed below have been suspended since January 2022, pending the ruling on the summary judgment motions in the class action case (Roofers case). We intend to defend all these lawsuits vigorously.

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

Perrigo Company plc - Item 1
Note 15

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
Note 15

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

Perrigo Company plc - Item 1
Note 15

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

The same Highfields plaintiffs the same day then filed a new lawsuit in Massachusetts State Court asserting the same factual allegations as in their federal lawsuit and alleging only Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. Defendants’ motion to dismiss was fully briefed as of late November 2020, argument occurred in early May 2021. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants’ filed their answers in January 2022 denying liability. The discovery phase in this case has begun (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court). The Court held a discovery conference and approved fact discovery deadlines into May, 2023 and later deadlines to complete expert discovery.

In Israel (cases related to events in 2015-2017)

Because our shares were traded on the Tel Aviv stock exchange under a dual trading arrangement until February 23, 2022, we are potentially subject to securities litigation in Israel. Three cases were filed; one was voluntarily dismissed in each of 2017 and 2018 and one was stayed in 2018. We are consulting with Israeli counsel about our response to these allegations and we intend to defend this case vigorously.

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv stock exchange during the period from April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the Mylan tender offer (November 13, 2015). The amended complaint names as defendants the Company, Ernst & Young LLP (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under U.S. securities laws of Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under Israeli securities laws. In general, the allegations concern the actions taken by us and our former executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure concerning purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = 0.28 cents). After the other two cases filed in Israel were voluntarily dismissed, the plaintiff in this case agreed to stay this case pending the outcome of the Roofers’ Pension Fund case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court in which the settlement received final approval in February 2022. This case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings pending the resolution of proceedings in the United States. Perrigo filed a further request for a stay in February 2020, and the court granted the stay indefinitely. The plaintiff filed a motion to lift the stay then later agreed that the case should remain stayed

Perrigo Company plc - Item 1
Note 15

through February 2021. The stay continued in place during 2021. After the settlement of the U.S. case (In re Perrigo Company plc Sec. Litig.), Perrigo’s counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The plaintiff filed papers in late April 2022 requesting that the Court allow the parties some additional months to explore options, and the Court required the parties to provide an update no later than June 30, 2022. In June 2022 the Company and the plaintiff reported to the court that they are attempting mediation, and the Court ordered the parties to provide a further update by September 22, 2022. The case has been transferred to a newly-appointed judge as the original judge has moved to a higher court. We intend to defend the lawsuit vigorously.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Mississippi, Missouri, New Jersey, Louisiana, Ohio, Oregon and Illinois alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of July 2, 2022, the Company is currently named in 69 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2022, 2023 and 2024, with the earliest trial date in August 2022.

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

As of July 2, 2022, the Company has been named in three hundred and thirteen (313) personal injury lawsuits, most of which are in the MDL tied to various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company has also been named in a handful of similar lawsuits in the state courts of California, Illinois, New York and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws.

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

Perrigo Company plc - Item 1
Note 15

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

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At July 2, 2022, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was approximately $67.8 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of approximately $43.5 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

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
Note 17

NOTE 16 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Beginning balance	$8.2	$6.2	$6.9	$9.1
Additional charges	9.5	9.0	13.0	10.7
Payments	(3.9)	(5.1)	(6.0)	(9.5)
Non-cash adjustments	(0.3)	0.1	(0.4)	(0.1)
Ending balance	$13.5	$10.2	$13.5	$10.2

The charges incurred during the three and six months ended July 2, 2022 and July 3, 2021 were primarily associated with actions taken on supply chain restructuring in 2022 and actions to streamline the organization in 2021.

There were no other material restructuring programs for the three and six months ended July 2, 2022 and July 3, 2021. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $13.5 million liability for employee severance benefits and consulting fees is expected to be paid within the next year.

Perrigo Company plc - Item 2
Note 18
NOTE 17 – SEGMENT INFORMATION

Our segment reporting structure is consistent with the way our management makes operating decisions, allocates resources and manages the growth and profitability of the business (refer to Note 1).

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	July 2, 2022	December 31, 2021
CSCA	$5,088.4	$5,983.8
CSCI	5,831.2	4,425.8
Held for sale	—	16.1
Total	$10,919.6	$10,425.7

	Three Months Ended
	July 2, 2022			July 3, 2021
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$728.0	$86.3	$13.6	$622.3	$(72.0)	$12.9
CSCI	393.7	1.5	48.8	358.8	1.3	40.5
Unallocated	—	(94.7)	—	—	(55.2)	—
Continuing Operations Total	$1,121.7	$(6.9)	$62.4	$981.1	$(125.9)	$53.4

	Six Months Ended
	July 2, 2022			July 3, 2021
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$1,438.0	$164.8	$26.0	$1,262.8	$23.6	$25.8
CSCI	758.2	17.7	84.9	728.3	18.8	80.8
Unallocated	—	(167.7)	—	—	(117.0)	—
Continuing Operations Total	$2,196.2	$14.8	$110.9	$1,991.1	$(74.6)	$106.6

Perrigo Company plc - Item 2
Executive Overview

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included in this Form 10-Q, and our Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2021 Form 10-K and Part II. Item 1A of this Form 10-Q.

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

Our core competencies are geared to fully take advantage of the massive global trend towards self-care. We define self-care as not just treating disease or helping individuals feel better after taking a product, but also maintaining and enhancing their overall health and wellness. Consistent with our vision, in 2019 Perrigo’s management and board of directors launched a three-year strategy to transform the Company into a consumer self-care leader. We advanced our transformation to a consumer self-care company in 2021 by reconfiguring the portfolio through the divestiture of our RX business, announcement of the acquisition of HRA Pharma that closed in the second quarter of 2022, and removal of significant uncertainty through settlement of a tax exposure. In addition, we continue to invest in growth initiatives to drive future consistent and sustainable results in line with consumer-packaged goods peers.

Our reporting and operating segments reflect the way our management makes operating decisions, allocates resources and manages the growth and profitability of the Company. Our segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business in the U.S. and Canada, including HRA Pharma since it was acquired on April 29, 2022. CSCA previously included our Latin America businesses until they were disposed on March 9, 2022.

•Consumer Self-Care International ("CSCI") comprises our consumer self-care business in Europe and Australia, including HRA Pharma since it was acquired on April 29, 2022, which are primarily branded, and our store brand business in the United Kingdom and parts of Europe and Asia.

Highlights and Recent Developments

•On April 20, 2022, pursuant to a new credit agreement, we entered into new senior secured credit facilities consisting of (i) a $1.0 billion five-year revolving credit facility (the “2022 Revolver”) and (ii) a $500 million five-year Term Loan A facility (the "2022 Term Loan A Facility") and a $1.1 billion seven-year Term Loan B facility (the “2022 Term Loan B Facility" and, together with the 2022 Term Loan A Facility and the 2022 Revolver, the “New Senior Secured Credit Facilities”) through our indirect wholly-owned subsidiary, Perrigo Investments, LLC. We used a portion of the proceeds from the New Senior Secured Credit Facilities, together with cash on hand, to finance the acquisition of HRA Pharma and to repay our outstanding term loan facility. We also redeemed our 4.00% Senior Notes due 2023 and Perrigo Holding N.V.’s 5.1045% Guaranteed Senior Notes due 2023 on May 20, 2022, using the proceeds from the New Senior Secured Credit Facilities.

Perrigo Company plc - Item 2
Executive Overview

•On April 29, 2022, we completed the previously announced acquisition of HRA Pharma for €1.8 billion, or approximately $1.9 billion based on exchange rates at the time of closing on an enterprise value basis and using a lockbox mechanism set forth in the Purchase Agreement. HRA Pharma is one of the fastest growing OTC companies globally, with three category-leading self-care brands in blister care (Compeed®), women’s health (ellaOne®) and scar care (Mederma®), and brings expertise in prescription-to-OTC switches. This acquisition is expected to strengthen our presence in Europe, improve our financial profile and margins, and completed our transformation to a consumer self-care company. Operating results are reported within both our CSCA and CSCI segments.

•As described in more detail in Item 1. Note 9, in April, 2022, we entered into several financing hedge activities associated with the acquisition of HRA Pharma and New Senior Secured Credit Facilities to economically hedge the purchase price for HRA Pharma, fix the interest rate on a substantial portion of the 2022 Term Loan A Facility and 2022 Term Loan B Facility, and to reduce the Euro exposure of our net investment in European operations.

•On May 26, 2022, we received final approval from the U.S. Food and Drug Administration ("FDA") for Omeprazole Magnesium Delayed-Release Mini Capsules, 20 mg over-the-counter ("OTC"). This launch represents a first-to-market mini capsule form of omeprazole, which was developed to treat frequent heartburn. We expect to launch Omeprazole Minis later this year.

•On July 11, 2022, HRA Pharma, a Perrigo company, announced that it submitted its application for an Rx-to-OTC switch for Opill®, a progestin-only daily birth control pill (also referred to as a mini pill or non-estrogen pill). If approved, this would be the first daily birth control pill available OTC without a prescription in the U.S.

•Several leadership changes were announced during the three months ended July 2, 2022:
•On June 1, 2022, Alison Ives was promoted to Executive Vice President and Chief Scientific Officer, responsible for global oversight and coordination of Perrigo’s R&D, Regulatory and Innovation functions.
•On May 11, 2022, Eduardo Bezerra was named Executive Vice President and Chief Financial Officer, effective May 16, 2022, succeeding Ray Silcock, who retired on July 15, 2022.
•On May 11, 2022, Kyle Hanson was named Executive Vice President, General Counsel and Corporate Secretary, effective June 1, 2022, succeeding Todd Kingma, who announced his intent to retire effective August 31, 2022.

•As a result of the completed acquisition of HRA Pharma, the Company has updated its global reporting product categories beginning in the second quarter of 2022. These product category updates have been adjusted retrospectively to reflect the changes. The following updates have no impact on the Company's historical consolidated financial position, results of operations, or cash flows:
•The creation of a new "Women's Health" reporting category, comprised of the women's health portfolio of HRA Pharma, including ellaOne® and Hana®, in addition to legacy Perrigo women's health products, including feminine hygiene and pregnancy products;
•The creation of a new "Skin Care" reporting category, comprised of Compeed®, Mederma®, and all of the products in the legacy Perrigo "Skincare and Personal Hygiene" category except for legacy Perrigo women's health products; and
•The "Other" category now includes the HRA Pharma Rare Diseases business.

Perrigo Company plc - Item 2
Executive Overview

•The Company has initiated restructuring actions within our supply chain and operations to generate and identify possible strategic opportunities that will make Perrigo’s supply chains even more competitive to support our business objectives, as well as our current and future customer and consumer expectations. $7.6 million of expense associated with these actions was recognized in the second quarter of 2022.

War in Ukraine

The Russian invasion of Ukraine and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine have negatively impacted our results from operations in the region. We currently have 97 employees working out of our Ukraine subsidiary. We do not have a subsidiary or employees in Russia. We have no manufacturing facilities in either Russia or Ukraine and we sold products into Russia entirely through distributors. For the year ended December 31, 2021, these countries included approximately $27 million of net sales, $15 million of gross profit, and $8 million of operating income. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. While there is a possibility that sales levels may rebound in Ukraine, they are not likely to fully materialize in the short-term.

More broadly, there could be additional impacts to our net sales, earnings and cash flows, including, among other potential impacts, lower economic growth or recessions in certain neighboring countries, or globally, due to increases in global commodity costs and inflationary impacts and the limited availability of energy, and other supply chain items we procure. Additionally, our suppliers, distributors and retailers may be impacted by the war and related sanctions, and any such challenges could in turn impact our operations or negatively impact the sales, cost, or availability of our products. We will continue to monitor any impact that the war in Ukraine and existing and proposed sanctions may have on our business operations, as well as the impact that such events may have on economic and political conditions in the region and on our industry generally. If the conflict spreads or materially escalates, or economic conditions deteriorate, the impact on our business and results of operations could be material.

Impact of COVID-19 Pandemic and Economic Conditions

As the COVID-19 global pandemic and the emergence of new variants continues to evolve, the spread of the disease and actions to slow it have impacted, and continue to impact, our business and the global self-care markets in which we compete. This evolution may contribute to economic recessions or a slowdown of economic growth in certain countries or globally, which may result in increased or reduced demand for our products. COVID-19 has and could lead to future volatility in consumer preferences and access to our products (due to government actions or key material, transportation and labor shortages impacting our ability to produce and ship products), or impact consumers’ movements and access to our products.

Currently, most of the markets in which we operate have relaxed COVID-19 related restrictions and have returned to in-person activities, leading to higher incidences of factors that may impact sales of our products, including cough, cold and flu-like illnesses, sun burn care, and head lice as children return to school. For instance, we experienced higher demand in the first half of 2022 for our cough/cold sales relative to the first half of 2021 when there was very low incidence of cough, cold and flu-like illness, which we attributed to COVID-19 social distancing and mask requirements.

We continue to closely monitor and adjust our COVID-19 safety protocols for employees in response to the changing incidence rate, rules and guidelines in each jurisdiction in which we operate. While most of our facilities have maintained production at high levels despite the challenges posed by the impact of the COVID-19 pandemic, our global operations have been negatively impacted by the worldwide supply chain challenges. This has resulted in increased costs of materials, labor, logistics and distribution networks. We have taken steps to substantially mitigate these and other inflationary cost pressures, including pricing actions, productivity improvements and reducing discretionary costs.

While the current trend of increased consumer takeaway and retailer restocking suggests that the volatility in consumer behavior is stabilizing, the emergence and spread of new disease variants or additional outbreaks in markets in which we operate could result in new or reimposed restrictions or cause these trends to change, slow or reverse. Moving forward, it remains uncertain if the consumer and customer behavior surrounding COVID-19 that had impacted net sales will continue to normalize, or change, and how the increase in operating costs and supply chain disruptions will evolve going forward. Any change in these trends will likely depend on the duration and severity of the COVID-19 pandemic, including the emergence of new strains of the virus that are more contagious or

Perrigo Company plc - Item 2
Executive Overview

harmful, each individual country's evolving response to the pandemic, as well as the availability, acceptance and efficacy of the COVID-19 vaccines and therapeutics. Moreover, disruptions in global supply chains, labor shortages, inflation and rising interest rates may further exacerbate challenging economic conditions as a result of the pandemic or otherwise. The magnitude of any such adverse impact cannot currently be determined due to a number of uncertainties surrounding COVID-19.

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

On May 7, 2020, we received a final Notice of Proposed Adjustment ("NOPA") from the IRS regarding the deductibility of interest related to the IRS audit of Perrigo U.S. for the years ended June 28, 2014 and June 27, 2015. The NOPA capped the interest rate on certain intercompany debt for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of approximately 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. The IRS followed-up the NOPA with the issuance of a Revenue Agent's Report ("RAR"), together with a 30-day letter on January 13, 2021, restating its adjustments in the NOPA. On May 3, 2021, the IRS notified us that it would no longer pursue the 130.0% of AFR position as indicated in the NOPA due to a change in IRS policy. On January 20, 2022, the IRS responded to our protest to request IRS Appeals consideration, which we filed on February 26, 2021, with its rebuttal, and revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rate and proposing revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS rebuttal is 4.36%, an increase from the blended interest rate in the NOPA of 2.57%, but lower than the stated blended interest rate of the loans of 6.8%. An IRS Appeals meeting has not yet been scheduled to discuss this issue. We will pursue all available administrative and judicial remedies necessary to defend the deductibility of the interest expense on this indebtedness.

In addition, the 30-day letter and Revenue Agent's Report for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow reductions to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year. The NOPA asserted that the reduction of gross sales income of such chargebacks is an impermissible method of accounting and proposed a change in accounting method that would defer the reduction in gross sales income until the year the prescription products were re-sold to covered retailers. The NOPA proposed an increase in sales revenue of approximately $99.5 million for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS Appeals consideration. On January 20, 2022, the IRS responded to our protest with its rebuttal and reiterated the NOPA's position that the accrued chargebacks are not currently deductible in the tax year accrued because all events have not occurred to establish the fact of the liability in the year deducted. The first meeting to discuss this issue with IRS Appeals has been scheduled for October 12 and 13, 2022. We strongly disagree with the IRS’s proposed adjustment and will pursue all available administrative and judicial remedies necessary.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019.

Internal Revenue Service Audit of Athena Neurosciences, LLC, a U.S. Subsidiary

As described in more detail in Item 1. Note 14, on April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena for the years ended December 31, 2011, December 31, 2012 and December 31, 2013. The dispute involves the royalties payable to Athena and reportable by Athena as U.S. royalty income for its contribution of its early-stage intellectual property in several in-process products, including the Multiple Sclerosis drug Tysabri for further development by non-U.S. entities. To avoid double taxation of Tysabri income in the U.S. and Ireland, Athena made requests for Competent Authority Assistance with the IRS and Irish Revenue on April 21 and 23, 2020 pursuant to the Mutual Agreement Procedure in the U.S.-

Perrigo Company plc - Item 2
Executive Overview

Ireland Income Tax Treaty, which were accepted by the IRS and Irish Revenue. Supplemental requests for Competent Authority assistance to resolve a dispute with the IRS over the deductibility for U.S. tax purposes of a litigation settlement payment made in 2011 for the drug Zonegran were also accepted. An opening conference with the IRS was held on May 6, 2021 with a follow-up conference held on December 3, 2021. An opening conference with Irish Revenue was held on July 23, 2021. Athena has subsequently responded to multiple requests for information from both Competent Authorities. The respective Competent Authorities will attempt to reach a resolution that avoids double taxation on both issues.

RESULTS OF OPERATIONS

Currency Translation

Currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three and six months ended July 2, 2022 at the average exchange rates for the reporting period and average exchange rates for the three and six months ended July 3, 2021.

CONSOLIDATED

Consolidated Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	July 2, 2022	July 3, 2021
Net sales	$1,121.7	$981.1
Gross profit	$372.1	$349.0
Gross profit %	33.2%	35.6%
Operating income (loss)	$(6.9)	$(125.9)
Operating income (loss) %	(0.6)%	(12.8)%

Total Net Sales by Segment for the Three Months Ended July 2, 2022

CSCA
65%
CSCI
35%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Perrigo Company plc - Item 2
Consolidated

Three Months Ended July 2, 2022 vs. Three Months Ended July 3, 2021

Net sales increased $140.6 million, or 14.3%, primarily due to:
•$163.5 million increase, or 17.2% due primarily to a $71.5 million increase in cough/cold sales resulting from higher incidences of cough/cold and flu-like illnesses globally, an increase of $29.3 million in U.S. Nutrition business stemming from store brand infant formula share gains due partly to a competitor recall, an increase of $38.0 million from the addition of contract manufacturing sales to the divested RX business, and positive pricing; and
•$57.8 million increase from the addition of HRA Pharma; partially offset by
•$29.6 million decrease from divestitures of Latin America businesses and the ScarAway® brand asset; and
•$51.1 million decrease from unfavorable foreign currency translation.

$119.0 million lower Operating loss, or 94.5% improvement, due primarily to:

•$23.1 million increase in gross profit due primarily to the $27.8 million increase from the addition of HRA Pharma and higher gross profit flow-through resulting from higher sales volumes, partially offset by unfavorable foreign currency translation of $25.1 million, cost of goods sold inflation and increased freight expenses (which were largely offset by pricing benefits); and divestitures of Latin America businesses and ScarAway®. Gross profit as a percentage of net sales decreased 240 basis points compared to the prior year due to the addition of third party sales to the divested RX business, which have a lower margin profile, cost of goods sold inflation and increased freight expenses, and unfavorable foreign currency translation, partially offset by the same factors that drove gross profit.

•$95.9 million decrease in operating expenses favorably impacted operating income due primarily to:
◦The absence of $158.6 million of prior year impairment charges on goodwill and assets related to the divested Latin America businesses, partially offset by
◦an increase in consulting and other expenses related to the acquisition of HRA Pharma, a divestiture gain recognized in the prior year, and expenses associated with supply chain restructuring, and
◦higher employee expenses, higher distribution costs due primarily to increased third party logistics and warehouse costs, the inclusion of HRA Pharma expenses, partially offset by cost savings related to restructuring initiatives and favorable foreign currency translation.

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	July 2, 2022	July 3, 2021
Net sales	$2,196.2	$1,991.1
Gross profit	$709.9	$717.4
Gross profit %	32.3%	36.0%
Operating income (loss)	$14.8	$(74.6)
Operating income (loss) %	0.7%	(3.7)%

Perrigo Company plc - Item 2
Consolidated

Total Net Sales by Segment for the Six Months Ended July 2, 2022

CSCA
65%
CSCI
35%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Six Months Ended July 2, 2022 vs. Six Months Ended July 3, 2021

Net sales increased $205.1 million, or 10.3% due primarily to:
•$261.7 million increase, or 13.3% due primarily to a $120.6 million increase in cough/cold sales resulting from higher incidences of cough/cold and flu-like illnesses globally, an increase of $64.3 million in U.S. Nutrition business stemming from store brand infant formula share gains due partly to a competitor recall, an increase of $70.8 million from the addition of contract manufacturing sales to the divested RX business, and positive pricing, partially offset by net sales declines in certain other product categories; and
•$57.8 million increase from the addition of HRA Pharma; partially offset by
•$29.6 million decrease from divestitures of Latin America businesses and the ScarAway® brand asset; and
•$84.8 million decrease from unfavorable foreign currency translation.
Operating income increased $89.4 million, or 119.8%, due primarily to:

•$7.5 million decrease in gross profit due primarily to $42.3 million of unfavorable foreign currency translation, cost of goods sold inflation and increased freight expenses (which were partially offset by pricing benefits), lower operating efficiencies, an increase in customer service penalties, and divestitures of Latin America businesses and ScarAway®, partially offset by higher gross profit flow-through resulting from higher sales volumes, and $27.8 million from the addition of HRA Pharma. Gross profit as a percentage of net sales decreased 370 basis points compared to the prior year due to the same factors that drove gross profit, and from the addition of third party sales to the divested RX business.

•$96.9 million decrease in operating expenses due primarily to:
◦The absence of $158.6 million of prior year impairment charges on goodwill and assets related to the divested Latin America businesses, partially offset by
◦an increase in consulting and other expenses related to the acquisition of HRA Pharma, a divestiture gain recognized in the prior year, a litigation settlement, and expenses associated with supply chain restructuring, and
◦higher employee expenses, higher distribution costs due primarily to increased third party logistics and warehouse costs, higher planned advertising and promotion expenses to support brand growth, the inclusion of HRA Pharma expenses, partially offset by cost savings related to restructuring initiatives, favorable foreign currency translation and a gain on the sale of ScarAway®.

Perrigo Company plc - Item 2
CSCA

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•Currently, most of the markets in which we operate have relaxed COVID-19 related restrictions and have returned to in-person activities, leading to normalizing incidence levels of factors that may impact sales of our products, including cough, cold and flu-like illnesses. For instance, we experienced higher demand in the first half of 2022 for our Upper Respiratory and Pain and Sleep-Aids categories relative to the first half of 2021 when there was very low incidence of cough, cold and flu-like illness, which we attributed to COVID-19 social distancing and mask requirements. We expect consumer purchasing patterns to continue to normalize over the long-term but such patterns may be less predictable and may be impacted by the duration and severity of COVID-19 in the short-term. Refer to "Impact of COVID-19 Pandemic" above.

•Gross margin has been negatively impacted by significant inflation and disruption costs in our supply chain, and more recently less availability in our labor markets and wage rate inflation. Starting in the second half of 2021, supply chain disruptions, including a lack of truck drivers in the U.S. and record delays at global shipping ports, led to higher unfulfilled customer orders and higher input costs compared to the prior year. We took a series of actions to improve the situation, including reconfiguring our distribution system for short-term shipments, outsourcing highly complex product lines to a third party logistic provider, adding regional carriers for challenged shipping lanes, hiring additional distribution center personnel, and increasing the purchase cycle as it relates to the manufacturing process. Subsequent ongoing supply chain disruption resulting from the COVID-19 pandemic and Russian war in Ukraine has driven prices higher for many of the cost of goods sold items and commodities we procure. Additionally, limited labor market availability has become more challenging with higher vacancies and increased attrition, driving the need for higher compensation, such as wage rate increases and other retention benefits. As such, we implemented additional pricing and procurement actions, which offset the negative gross profit dollar impact in the second quarter of 2022. Continued benefits from our actions are anticipated to substantially offset inflationary pressures in the second half of 2022, however the duration and extent of inflation pressure, including impacts from the Russian war in Ukraine, labor market availability and wage rates, as well as the acceptance of pricing actions in the markets we operate, is uncertain.

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	July 2, 2022	July 3, 2021
Net sales	$728.0	$622.3
Gross profit	$192.3	$187.3
Gross profit %	26.4%	30.1%
Operating income (loss)	$86.3	$(72.0)
Operating income (loss) %	11.9%	(11.6)%

Perrigo Company plc - Item 2
CSCA

Three Months Ended July 2, 2022 vs. Three Months Ended July 3, 2021

Net sales increased $105.7 million, or 17.0%, due primarily to:

•a strong rebound in categories that were negatively impacted by the reduced COVID-19 pandemic-related consumer demand in the prior year (including cough, cold and flu related products), pricing actions, share gains and benefits from a competitor recall in the Nutrition segment, the addition of HRA Pharma, the addition of contract manufacturing sales to the divested RX business, and new products sales, partially offset by divestitures of Latin America businesses and the ScarAway® brand asset.

Sales	Three Months Ended
(in millions, except percentages)	July 2, 2022	July 2, 2021	$ Change	% Change
Upper Respiratory	$145.9	$105.3	$40.6	38.6%
Nutrition	125.1	95.8	29.3	30.6%
Digestive Health	125.1	115.0	10.1	8.8%
Pain and Sleep-Aids	102.6	89.4	13.2	14.8%
Oral Care	76.6	75.7	0.9	1.2%
Healthy Lifestyle	67.3	64.7	2.6	4.0%
Skin Care	48.6	47.1	1.5	3.2%
Women's Health	12.0	8.1	3.9	48.1%
Vitamins, Minerals, and Supplements ("VMS")	8.2	8.4	(0.2)	(2.4)%
Other CSCA	16.6	12.8	3.8	29.7%
Total CSCA	$728.0	$622.3	$105.7	17.0%
Global product category reporting was updated in the second quarter of 2022 and results were adjusted retrospectively to reflect the changes. Refer to Item 1. Note 2.

Sales drivers in each category are provided below:

•Upper Respiratory: Net sales of $145.9 million increased 38.6% due primarily to higher incidences of cough/cold and flu-like illnesses that led to strong demand, online and in-store, for cough/cold-related products. Sales of allergy products were particularly strong, despite lower levels of incidence compared to the year ago period, due primarily to increased promotions at a particular customer;
•Nutrition: Net sales of $125.1 million increased 30.6% due primarily to strong growth in U.S. store brand and contract manufacturing for national brands infant formula stemming from share gains and a competitor recall, new product launches within infant formula and continued growth in the oral electrolytes business;
•Digestive Health: Net sales of $125.1 million increased 8.8% due primarily to growth in store brand proton pump inhibitor products, including the store brand versions of Esomeprazole and Omeprazole, driven by share gains, in addition to growth in store brand versions of Famotidine;
•Pain and Sleep-aids: Net sales of $102.6 million increased 14.8% due primarily to strong demand, online and in-store, for analgesics products stemming from higher incidences of cough/cold and flu-like illnesses, including COVID-19;
•Oral Care: Net sales of $76.6 million increased 1.2% due primarily to increased sales of store brand products, particularly non-power toothbrushes, mostly offset by a decline in branded offerings stemming from delayed receipt of products manufactured outside the U.S., leading to unfulfilled customer orders;
•Healthy Lifestyle: Net sales of $67.3 million increased 4.0% due primarily to increased distribution of store brand smoking cessation products;
•Skin Care: Net sales of $48.6 million increased 3.2% due primarily to the addition of HRA Pharma brands, including Mederma® and Compeed®, partially offset by the divested ScarAway® brand asset;

•Women's Health: Net sales of $12.0 million increased 48.1% due primarily to the addition of HRA Pharma brands, including ellaOne®; and

Perrigo Company plc - Item 2
CSCA

•VMS and Other: Net sales of $24.8 million increased 17.0% due primarily to contract manufacturing sales to the divested RX business in the Other category.

Operating income increase of $158.3 million, or 219.9%, due primarily to:

•$5.0 million increase in gross profit due to gross profit flow-through resulting from higher sales volumes and pricing benefits, plus the addition of HRA Pharma; partially offset by cost of goods sold inflation and increased freight expenses, lower operating efficiencies, and divestitures of Latin America businesses and ScarAway®. Gross profit as a percentage of net sales decreased 370 basis points compared to the prior year due to the addition of third party sales to the divested RX business, partially offset by the same factors that drove gross profit. Despite continued challenges in our supply chain, gross profit as a percentage of sales improved sequentially by 210 basis points over the first quarter of 2022 from benefits of pricing actions and a decrease in customer service penalties.

•$153.3 million decrease in operating expenses due primarily to the absence of $158.6 million of prior year impairment charges on goodwill and assets related to the divested Latin America businesses, partially offset by higher distribution costs due primarily to increased third party logistics and warehouse costs and a litigation settlement.

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	July 2, 2022	July 3, 2021
Net sales	$1,438.0	$1,262.8
Gross profit	$364.8	$381.8
Gross profit %	25.4%	30.2%
Operating income	$164.8	$23.6
Operating income %	11.5%	1.9%

Six Months Ended July 2, 2022 vs. Six Months Ended July 3, 2021

Net sales increased $175.2 million, or 13.9%, due primarily to:
•a strong rebound in categories that were negatively impacted by the reduced COVID-19 pandemic-related consumer demand in the prior year (including cough, cold and flu related products), pricing actions, share gains and a competitor recall in the Nutrition segment, the recognition of contract manufacturing sales to the now-divested RX business, the addition of HRA Pharma, and new products sales.

Perrigo Company plc - Item 2
CSCA

Sales	Six Months Ended
(in millions, except percentages)	July 2, 2022	July 3, 2021	$ Change	% Change
Upper Respiratory	$298.7	$223.9	$74.8	33.4%
Nutrition	252.3	188.0	64.3	34.2%
Digestive Health	243.7	233.4	10.3	4.4%
Pain and Sleep-Aids	205.5	184.5	21.0	11.4%
Oral Care	147.0	150.7	(3.7)	(2.5)%
Healthy Lifestyle	134.9	140.9	(6.0)	(4.3)%
Skin Care	89.5	92.7	(3.2)	(3.5)%
Women's Health	20.2	18.3	1.9	10.4%
VMS	15.9	16.2	(0.3)	(1.9)%
Other CSCA	30.3	14.2	16.1	113.4%
Total CSCA	$1,438.0	$1,262.8	$175.2	13.9%
Global product category reporting was updated in the second quarter of 2022 and results were adjusted retrospectively to reflect the changes. Refer to Item 1. Note 2.

Sales in each category were driven primarily by:

•Upper Respiratory: Net sales of $298.7 million increased 33.4% due primarily to higher incidences of cough/cold and flu-like illnesses that led to strong demand, online and in-store, for cough/cold products, and demand for allergy products;
•Nutrition: Net sales of $252.3 million increased 34.2% due primarily to strong growth in U.S. store brand infant formula stemming from share gains and a competitor recall, new product launches within infant formula and continued growth in the oral electrolytes business;
•Digestive Health: Net sales of $243.7 million increased 4.4% due primarily to growth in store brand proton pump inhibitor products and e-commerce;
•Pain and Sleep-Aids: Net sales of $205.5 million increased 11.4% due primarily to strong demand for analgesics products stemming from higher incidences of cough/cold and flu-like illnesses, including COVID-19;
•Oral Care: Net sales of $147.0 million decreased 2.5% due primarily to delayed receipt of products manufactured outside the U.S., leading to unfulfilled customer orders;
•Healthy Lifestyle: Net sales of $134.9 million decreased 4.3% due primarily to the discontinuation of diabetes products;
•Skin Care: Net sales of $89.5 million decreased 3.5% due primarily to the divested ScarAway® brand asset, partially offset by the addition of HRA Pharma, including Mederma® and Compeed®;

•Women's Health: Net sales of $20.2 million increased 10.4% due primarily to the addition of HRA Pharma, including ella®; and

•VMS and Other: Net sales of $46.2 million increased 52.0% due primarily to contract manufacturing sales to the divested RX business in the Other category.

Perrigo Company plc - Item 2
CSCA

Operating income increased $141.2 million, or 598.3%, due primarily to:

•$17.0 million decrease in gross profit due primarily to cost of goods sold inflation and increased freight expenses, lower operating efficiencies, an increase in customer service penalties, and divestitures of Latin America businesses and ScarAway®, which were partially offset by higher gross profit flow-through resulting from higher sales volumes, pricing benefits, and the addition of HRA Pharma. Gross profit as a percentage of net sales decreased 480 basis points compared to the prior year due to the addition of third party sales to the divested RX business and the same factors that drove gross profit.

•$158.2 million decrease in operating expenses due primarily to the absence of $158.6 million of prior year impairment charges on goodwill and assets related to the divested Latin America businesses. Additionally, higher distribution costs due primarily to increased third party logistics and warehouse costs and costs from a litigation settlement were largely offset by a gain on the sale of ScarAway®, and lower R&D expenses.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•Currently, most of the markets in which we operate have relaxed COVID-19 related restrictions and have returned to in-person activities, leading to higher incidences of factors that may impact sales of our products, including cough, cold and flu-like illnesses. For instance, we experienced higher demand in the first half of 2022 for our Upper Respiratory and Pain and Sleep-Aids categories relative to the first half of 2021 when there was very low incidence of cough, cold and flu-like illness, which we attributed to COVID-19 social distancing and mask requirements. We expect consumer purchasing patterns to continue to normalize over the long-term but such patterns may be less predictable and may be impacted by the duration and severity of COVID-19 in the short-term. Refer to "Impact of COVID-19 Pandemic" above.

•The Russia invasion of Ukraine and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine has negatively impacted our results of operations in the region. For the year ended December 31, 2021, these countries included approximately $27 million of net sales, $15 million of gross profit, and $8 million of operating income. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine have been severely depressed. While there is a possibility that sales levels may rebound in Ukraine, they are not likely to fully materialize in the short-term. Refer to "War in Ukraine" above.

•Supply chain inflation and labor market availability and wage rates are driving higher input costs compared to the prior year. As such, we implemented a series of actions to improve the situation, including pricing and procurement actions, which offset the negative gross profit dollar impact in the second quarter of 2022; however, the duration and extent of inflation pressure, including impacts from the Russian war in Ukraine, labor market availability and wage rates, as well as the acceptance of pricing actions in the markets we operate, is uncertain.

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	July 2, 2022	July 3, 2021
Net sales	$393.7	$358.8
Gross profit	$179.8	$161.7
Gross profit %	45.7%	45.1%
Operating income	$1.5	$1.3
Operating income %	0.4%	0.4%

Perrigo Company plc - Item 2
CSCI

Three Months Ended July 2, 2022 vs. Three Months Ended July 3, 2021

Net sales increased $34.9 million, or 9.7%, due primarily to:
•$86.0 million, or 24.0%, increase driven primarily by the addition of $48.1 million from HRA Pharma, a strong rebound in categories that were negatively impacted by the reduced COVID-19 pandemic-related consumer demand in the prior year, pricing actions and new products sales; partially offset by

•$51.1 million decrease from unfavorable foreign currency translation.

Sales	Three Months Ended
(in millions, except percentages)	July 2, 2022	July 3, 2021	$ Change	% Change
Skin Care	$120.3	$98.7	$21.6	21.9%
Upper Respiratory	59.8	42.4	17.4	41.0%
Pain and Sleep-Aids	48.8	48.6	0.2	0.4%
VMS	47.5	53.9	(6.4)	(11.9)%
Healthy Lifestyle	38.5	46.7	(8.2)	(17.6)%
Oral Care	20.6	22.5	(1.9)	(8.4)%
Women's Health	24.4	14.4	10.0	69.4%
Digestive Health	4.8	4.9	(0.1)	(2.0)%
Other CSCI	29.0	26.7	2.3	8.6%
Total CSCI	$393.7	$358.8	$34.9	9.7%
Global product category reporting was updated in the second quarter of 2022 and results were adjusted retrospectively to reflect the changes. Refer to Item 1. Note 2.

Sales in each category were driven primarily by:

•Skin Care: Net sales of $120.3 million increased 21.9%, inclusive of a 17.3% negative effect of currency translation, driven primarily by the addition of HRA Pharma brands, including Compeed®, strong performance in the Sebamed and ACO skincare lines, and increased net sales of anti-parasite offerings, due to the easing of COVID-19-related restrictions. These benefits were partially offset by lower sales in Ukraine and Russia;
•Upper Respiratory: Net sales of $59.8 million increased 41.0%, inclusive of a 18.0% negative effect of currency translation, as the higher incidences of cough/cold and flu-like illnesses led to strong demand for cough/cold products, including the Bronchonolo, Bronchostop and Coldrex brands and U.K. store brands. In addition, a relatively stronger hayfever season drove strong performance in allergy related products, particularly the Beconase brand in the U.K;
•Pain & Sleep-Aids: Net sales of $48.8 million increased 0.4%, inclusive of a 12.4% negative effect of currency translation, due primarily to higher demand for Solpadeine, a paracetamol-based analgesics product, as well as an increase in U.K. store brand consumption within the category. These increases were driven primarily by strong demand for analgesics products stemming from higher incidences of cough/cold and flu-like illnesses, including COVID-19;
•VMS: Net sales of $47.5 million decreased 11.9%, inclusive of a 11.5% negative effect of currency translation, due primarily to lower overall category consumption and lower sales of Probify in certain geographies, partially offset by the restocking of the Abtei brand in Germany following the third quarter 2021 recall of certain batches;
•Healthy Lifestyle: Net sales of $38.5 million decreased 17.6%, inclusive of a 9.9% negative effect of currency translation, due primarily to lower net sales in the XLS Medical weight management franchise stemming from lower category consumption, partially offset by strong performance of NiQuitin smoking cessation product sales due to customer restocking following supply constraints earlier in the year;
•Women's Health: Net sales of $24.4 million increased 69.4%, inclusive of a 11.9% negative effect of currency translation, due primarily to the addition of HRA Pharma brands, including ellaOne® and NorLevo®; and

Perrigo Company plc - Item 2
CSCI

•Digestive Health, Oral Care and Other: Net sales of $54.4 million increased 0.6%, inclusive of a 14.4% negative effect of currency translation, due primarily to the addition of the HRA Pharma's Rare Diseases portfolio in the Other category.

Operating income increased $0.2 million, or 15.4%, due primarily to:

•$18.1 million increase in gross profit due primarily to higher gross profit flow-through resulting from higher sales volumes, pricing actions, and the addition of HRA Pharma, partially offset by unfavorable foreign currency translation, higher freight and input costs, and negative impact from the Russian war in Ukraine. Gross profit as a percentage of net sales increased 60 basis points due primarily to the same factors that drove gross profit.

•$17.9 million increase in operating expenses due primarily to higher employee expenses and the addition of HRA Pharma, partially offset by favorable foreign currency translation.

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	July 2, 2022	July 3, 2021
Net sales	$758.2	$728.3
Gross profit	$345.1	$335.6
Gross profit %	45.5%	45.9%
Operating income	$17.7	$18.8
Operating income %	2.3%	2.6%

Six Months Ended July 2, 2022 vs. Six Months Ended July 3, 2021

Net sales increased $29.9 million, or 4.1%, due to:
•$114.7 million, or 15.7%, net increase driven primarily by the addition of $48.1 million from HRA Pharma, a strong rebound in categories that were negatively impacted by the reduced COVID-19 pandemic-related consumer demand in the prior year, pricing actions and new products sales; partially offset by
•$84.8 million decrease from unfavorable foreign currency translation.

Perrigo Company plc - Item 2
CSCI

Sales	Six Months Ended
(in millions, except percentages)	July 2, 2022	July 3, 2021	$ Change	% Change
Skin Care	$209.7	$190.1	$19.6	10.3%
Upper Respiratory	121.4	85.1	36.3	42.7%
VMS	100.2	116.6	(16.4)	(14.1)%
Pain and Sleep-Aids	101.8	97.7	4.1	4.2%
Healthy Lifestyle	80.4	97.4	(17.0)	(17.5)%
Oral Care	44.9	47.5	(2.6)	(5.5)%
Digestive Health	9.2	9.8	(0.6)	(6.1)%
Women's Health	37.4	28.7	8.7	30.3%
Other CSCI	53.2	55.4	(2.2)	(4.0)%
Total CSCI	$758.2	$728.3	$29.9	4.1%
Global product category reporting was updated in the second quarter of 2022 and results were adjusted retrospectively to reflect the changes. Refer to Item 1. Note 2.

Sales in each category were driven primarily by:

•Skin Care: Net sales of $209.7 million increased 10.3%, inclusive of a 15.6% negative effect of currency translation, driven primarily by the addition of HRA Pharma sales, strong performance in the Sebamed and ACO skincare lines, and increased net sales of anti-parasite products;
•Upper Respiratory: Net sales of $121.4 million increased 42.7%, inclusive of a 13.7% negative effect of currency translation, as the higher incidences of cough/cold and flu-like illnesses led to strong demand for cough/cold products in addition to strong performance in allergy related products;
•VMS: Net sales of $100.2 million decreased 14.1%, inclusive of a 8.4% negative effect of currency translation, due primarily to lower category consumption and lower sales of Probify in certain markets;
•Pain & Sleep-Aids: Net sales of $101.8 million increased 4.2%, inclusive of a 8.7% negative effect of currency translation, due primarily to higher demand for Solpadeine and an increase in U.K. store brand sales within the category;
•Healthy Lifestyle: Net sales of $80.4 million decreased 17.5%, inclusive of a 7.4% negative effect of currency translation, due primarily to lower net sales in the XLS Medical weight management franchise stemming from lower category consumption;
•Women's Health: Net sales of $37.4 million increased 30.3%, inclusive of a 10.5% negative effect of currency translation, due primarily to the addition of HRA Pharma sales; and
•Digestive Health, Oral Care and Other: Net sales of $107.3 million decreased 4.8%, inclusive of a 13.1% negative effect of currency translation, due primarily to the addition of HRA Pharma's Rare Diseases portfolio in the Other category, partially offset by lower sales of distribution brands.
Operating income decreased $1.1 million, or 5.9%, due primarily to:

•$9.5 million increase in gross profit due primarily to higher gross profit flow-through resulting from higher sales volumes, pricing actions, and the addition of HRA Pharma, partially offset by unfavorable foreign currency translation, higher freight and input costs, and negative impact from the Russian war in Ukraine. Gross profit as a percentage of net sales decreased 40 basis points due primarily to less favorable product mix and lower operational productivity due to inflationary pressures; and

•$10.6 million increase in operating expenses due primarily to the addition of HRA Pharma, higher employee expenses, higher advertising and promotion investments to support brand growth, and a divestiture gain recognized in the prior year, partially offset by favorable foreign currency translation.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Six Months Ended
July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
$94.7	$55.2	$167.7	$117.0

The increase of $39.5 million in unallocated expenses during the three months ended July 2, 2022 compared to the prior year period was due primarily to an increase in consulting and other fees related to the acquisition of HRA Pharma, higher employee expenses, and expenses associated with supply chain restructuring. This was partially offset by cost savings related to restructuring initiatives.

The increase of $50.7 million in unallocated expenses during the six months ended July 2, 2022 compared to the prior year period was due primarily to an increase in consulting and related acquisition fees, share-based compensation, a loss on disposal of a fixed asset, and expenses associated with supply chain restructuring. This was partially offset by lower legal expenses and cost savings related to restructuring initiatives.

Interest expense, net, and Other (income) expense, net

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest expense, net	$38.3	$31.6	$74.1	$63.6
Other (income) expense, net	$53.8	$(0.4)	$52.7	$1.9
Loss on extinguishment of debt	$9.3	$—	$9.3	$—

Interest Expense, Net

The $6.7 million increase during the three months ended July 2, 2022, compared to the prior year period was due primarily to an increase in interest expense associated with the interest rates on our New Senior Secured Credit Facilities and associated interest rate swaps.

The $10.5 million increase for the six months ended July 2, 2022, compared to the prior year period was due primarily to an increase in interest expense associated with our New Senior Secured Credit Facilities and associated interest rate swaps, an increase in interest expense from a step up in interest rate on our 3.150% Senior Notes due 2030 from 3.150% to 3.900% during the fourth quarter of 2021, as well as our cross currency swaps and interest rate swap termination expenses.

Other (Income) Expense, Net

The $54.2 million increase in expense during the three months ended July 2, 2022 compared to the prior year period and the $50.8 million increase in expense during the six months ended July 2, 2022 compared to the prior year period was due primarily to unfavorable changes in revaluation of foreign currency expense associated with the acquisition of HRA Pharma and termination expense of the forward currency options related to the acquisition of HRA Pharma.

Loss on extinguishment of debt

The $9.3 million loss on extinguishment of debt expense during the three months ended July 2, 2022 consisted of the write-off of certain new and previously deferred financing fees and make whole payments on the redeemed 4.00% Senior Notes due 2023 (refer to Item 1. Note 11).

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
40.1%	28.8%	45.4%	22.1%

The effective tax rate on the pre-tax loss for the three and six months ended July 2, 2022, increased compared to the effective tax rate on the pre-tax loss for the three and six months ended July 3, 2021, primarily due to the tax benefit of the loss on sale of our Latin America businesses and the non-deductibility of certain costs related to the acquisition of HRA Pharma for tax purposes. The increase in the effective tax rate was offset, in part, by income tax expense associated with internal legal entity restructuring recognized for the six months ended July 2, 2022, and the net income tax expense on intra-entity transfers of intellectual property recognized for the three and six months ended July 3, 2021.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as rising inflation rates, as well as the NOPAs from the IRS, the current COVID-19 pandemic, and other contingencies. We note that no payment of the additional amounts proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a settlement or other final determination of the matter is reached that is adverse to us (refer to Item 1. Note 14 for additional information on the NOPAs).

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
$485.3
$1,182.4
$1,864.9
$1,027.7
July 2, 2022
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

Cash Generated by (Used in) Operating Activities

The $144.3 million increase in operating cash inflow was due primarily to:

•$86.7 million increase in cash flow from the change in accounts payable, due primarily to the timing of payments and mix of payment terms for the current year and in our discontinued operations in the prior year period;
•$55.5 million increase in cash flow from the change in inventory, due primarily to a higher build-up of inventory levels to support customer demand in the prior year period;

•$51.8 million increase in cash flow from the change in accounts receivable, due primarily to the timing of sales and receipt of payments for the current year and in our discontinued operations business in the prior year period;

•$46.3 million increase in cash flow from the change in accrued liabilities, due primarily to the change in accrued royalties and profit sharing, litigation and our discontinued operations;
•$35.7 million increase in cash flow from the change in accrued income taxes, due primarily to intra-entity IP transfers and settlement of Israeli tax audit in the prior year, partially offset by a reduction in the amount of interest and research and development costs deductible in the U.S. in 2022; and

•$22.3 million increase in cash flow from the change in accrued payroll and related taxes, due primarily to the decrease in annual management and employee bonus payments compared to the prior year period and the timing of payroll; partially offset by

•$171.8 million decrease in cash flow from the change in net earnings after adjustments for items including deferred income taxes, restructuring charges, share-based compensation, amortization of debt premium, loss on sale of businesses, gain on sale of brands, foreign currency remeasurement losses and depreciation and amortization.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Generated by (Used in) Investing Activities

Six Months Ended
Millions $
$(1,911.7)
$(135.8)
$(1,775.9)
July 2, 2022
July 3, 2021
2021 vs 2020

The $1.8 billion decrease in cash from investing cash flow was due primarily to:

•$1.9 billion decrease in cash due to the acquisition of HRA Pharma;
•$37.1 million decrease in cash due to the cash settlement of non-designated foreign currency derivatives we used to hedge the euro-denominated HRA Pharma purchase price; partially offset by
•$60.6 million increase in cash due primarily to the absence of cash paid in prior year for an ANDA for a generic topical gel and an ANDA for a generic topical lotion for $16.4 million and $53.3 million, respectively; partially offset by a $10.0 million milestone payment to the licensor for Nasonex® 24HR Allergy (refer to Item 1. Note 3);
•$58.7 million increase in cash due to the proceeds from the sale of our Latin America businesses and proceeds from an ANDA for a generic topical lotion related to our RX business sale (refer to Item 1. Note 8);
•$24.8 million increase in cash due primarily to the proceeds from the sale of ScarAway® (refer to Item 1. Note 3).
•$19.7 million increase in cash due to the change in capital spending, due primarily to reduced spending as a result of divestitures, and decreased spend related to our Nutrition plant expansion.

Cash Generated by (Used in) Financing Activities
The $591.5 million increase in financing cash flow was due primarily to:

•$1.6 billion increase in cash due to the issuance of our New Senior Secured Credit Facilities; partially offset by

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

•$958.9 million decrease in cash due to the payment of our 2019 Term Loan, 4.00% Senior Notes due 2023, and 5.1045% Guaranteed Senior Notes due 2023;
•$19.5 million decrease in cash due to payments for debt issuance costs;
•$12.2 million decrease in cash due to a make-whole premium paid in connection with the redemption of our 4.00% Senior Notes due 2023;
•$6.9 million decrease in cash due to the amount of cash used to settle taxes on behalf of employees; and
•$4.5 million decrease in cash due to an increase in dividend payments.

Dividends

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three and six months ended July 2, 2022 or July 3, 2021.

Borrowings and Capital Resources

On April 20, 2022, we and our indirect wholly-owned subsidiary, Perrigo Investments, LLC (the "Borrower"), entered into new senior secured credit facilities that consist of (i) a $1.0 billion 2022 Revolver, (ii) a $500 million 2022 Term Loan A Facility, and (iii) a $1.1 billion 2022 Term Loan B Facility, pursuant to a new Term Loan and Revolving Credit Agreement (the "Credit Agreement"). The New Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender, by us and certain of our wholly-owned subsidiaries organized in the U.S., Ireland, Belgium and the England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries” and together with the Company, the “Guarantors”). We refer to the Borrower and the Guarantors collectively as the “Loan Parties”.

Revolving Credit Agreements

On April 20, 2022 we terminated the 2018 Revolver and entered into the 2022 Revolver. There were no borrowings outstanding under the 2022 Revolver or 2018 Revolver as of July 2, 2022 or December 31, 2021, respectively.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Term Loans and Notes

As of July 2, 2022, we had $1.1 billion and $500.0 million outstanding under our 2022 Term Loan B Facility and 2022 Term Loan A Facility, respectively. There were no borrowings outstanding under our 2019 Term Loan as of July 2, 2022. We had $600.0 million outstanding under our 2019 Term Loan as of December 31, 2021.

On April 20, 2022, we repaid the prior $600.0 million 2019 Term Loan with the proceeds of the New Senior Secured Credit Facilities. The remaining $500.0 million of proceeds were used to (i) redeem the 4.00% Senior Notes due 2023 on May 19, 2022 and the 5.1045% Guaranteed Senior Notes due 2023, on May 19, 2022 (collectively, the “Redeemed Notes”), (ii) to fund a portion of the cash consideration payable in connection with the acquisition of HRA Pharma (Refer to Item 1. Note 3), and (iii) to pay related fees and expenses. Upon the repayment in full of loans under the 2019 Term Loan and termination of the 2018 Revolver, such facilities were terminated and all guarantees thereunder were released. Upon the redemption of the Redeemed Notes, the guarantees related thereto were released.

The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and other exceptions, by a security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets. We may make voluntary prepayments at any time without payment of a premium or penalty, subject to certain exceptions, and are required to make certain mandatory prepayments of outstanding indebtedness under the Credit Agreement in certain circumstances. Principal repayments of the 2022 Term Loan B Facility, which are due quarterly, begin in September 2022 and are equal to 1.0% per annum of the original principal amount of the 2022 Term Loan B Facility incurred with any remaining balance payable on the maturity date. Principal repayments of the 2022 Term Loan A Facility, which are due quarterly, begin in September 2022 and are equal to (i) for the first year anniversary of the Closing Date (as such term is defined in such Credit Agreement), 2.5% per annum of the original principal amount of the 2022 Term Loan A Facility incurred and (ii) after the first year anniversary of the Closing Date (as such term is defined in such Credit Agreement), 5.0% per annum of the original principal amount of the 2022 Term Loan A Facility incurred, with any remaining balance payable on the maturity date. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Borrower and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. The Credit Agreement contains financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the 2022 Revolver. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If we consummate certain qualifying acquisitions during the term of the loan, the maximum first lien secured net leverage ratio covenant would increase to 3.25 to 1.00 for such quarter and the three following fiscal quarters thereafter.

We are in compliance with all the covenants under our debt agreements.

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no borrowings outstanding under the facilities as of July 2, 2022 or December 31, 2021.

Leases

We had $228.6 million and $199.1 million of lease liabilities and $231.5 million and $194.8 million of lease assets as of July 2, 2022 and December 31, 2021, respectively.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Credit Ratings

Due to a credit ratings downgrade by S&P Global Ratings and Moody’s Investor Services in the first quarter of 2022, the interest of the 3.150% Senior Notes due 2030 stepped up from 3.900% to 4.400% on payments made after June 15, 2022. Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in operating performance, the economic environment, our financial position, and changes in business strategy. If changes in our credit ratings were to occur, they could impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms. A credit rating is not a recommendation to buy, sell or hold securities.

Guarantor Financial Information

The Guarantor Subsidiaries and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Loan Parties provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.400% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company.

The guarantees of the Guarantor Subsidiaries, the Company and the Borrower are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The guarantees of the Guarantor Subsidiaries, the Company and the Borrower rank senior in right of payment to any future subordinated indebtedness of the Company, equal in right of payment with all of the Company’s existing and future senior indebtedness and effectively subordinated to any of the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

Basis of Presentation

The following tables include summarized financial information of the obligor groups of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc. The summarized financial information of each obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with U.S. GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc is presented in the table below:

	July 2, 2022	December 31, 2021
Current Assets	$2,033.7	$3,921.7
Non-current Assets	$4,884.8	$5,016.5
Current liabilities	$695.8	$1,307.4
Non-current liabilities	$11,018.9	$9,672.1
Due to non-guarantors	$6,330.2	$6,195.5

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc is presented in the table below:

	Six Months Ended	Year Ended
	July 2, 2022	December 31, 2021
Total Revenues	$1,631.4	$3,046.2
Gross Profit	$731.9	$1,435.9
Operating Income (loss)	$(60.1)	$342.2
Net Income (loss)	$(153.1)	$985.1
Revenue from non-guarantors	$141.4	$241.7
Operating Expenses to non-guarantors	$0.6	$2.2
Other (income) expense to non-guarantors	$53.7	$(19.2)

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
Contractual Obligations and Commitments

There were no material changes in contractual obligations as of July 2, 2022 from those provided in our 2021 Form 10-K, other than as described below.

As a result of changes in our debt structure from the New Senior Secured Credit Facilities, below is a revised schedule of our enforceable and legally binding obligations as of July 2, 2022 related to our short and long-term debt arrangements.

	Payment Due
	2022 (2)	2023-2024	2025-2026	After 2026	Total
Short and long-term debt (1)	$90.2	$1,082.5	$1,006.8	$3,128.0	$5,307.5

(1) Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at July 2, 2022.
(2) Reflects remaining six months of 2022.

Significant Accounting Policies

There have been no other material changes to the significant accounting policies as disclosed in our 2021 Form 10-K, other than as described below.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of July 2, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of July 2, 2022. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of July 2, 2022. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

Other than described below, there have been no changes in our internal control over financial reporting during the three months ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We acquired HRA Pharma during the second quarter of 2022 (refer to Item 1. Note 3). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded HRA Pharma from its evaluation of internal control over financial reporting as of July 2, 2022. We are in the process of documenting and testing HRA Pharma's internal controls over financial reporting. We will incorporate HRA Pharma into our annual report on internal control over financial reporting for our year ending December 31, 2023. As of July 2, 2022, HRA Pharma net assets excluded from management’s assessment totaled $1.9 billion. HRA Pharma contributed $57.8 million of Net sales and $13.1 million of Net Loss, inclusive of $6.8 million of cost of goods sold related to the acquisition step up to fair value on inventories sold and $16.4 million of amortization related to intangible assets recognized on acquisition, in our Condensed Consolidated Statements of Operations for the six months ended July 2, 2022.

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

The synergies and benefits expected from acquiring HRA Pharma may not be realized in the amounts anticipated or at all and integrating HRA Pharma's business may be more difficult, time consuming or costly than expected.

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

Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At July 2, 2022, our total indebtedness outstanding was $4.1 billion. The agreements governing our New Senior Secured Credit Facilities impose material operating and financial restrictions that limit our operating flexibility, including the following:

•Our New Senior Secured Credit Facilities contain and agreements governing our other indebtedness may contain a number of restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors, or repurchase our shares, unless certain financial tests or other criteria are satisfied. These covenants include specified financial ratios and tests, which could affect our ability to operate our business or limit our ability to take advantage of potential business opportunities, such as acquisitions. If we do not comply with the covenants and restrictions contained in the agreements governing our indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable.
•A default under certain indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If our indebtedness is accelerated, there can be no assurance that we would be able to repay or refinance our debt or obtain sufficient new financing.
•In addition, an event of default under the Credit Agreement may permit the lenders to refuse to permit additional borrowings under the 2022 Revolver or to terminate all commitments to extend further credit under the 2022 Revolver. Furthermore, if we are unable to repay the amounts due and payable under the Credit Agreement, the lenders may be able to proceed against the collateral granted to them to secure that indebtedness.

Perrigo Company plc - Item 5
Risk Factors

•Downgrades to our credit ratings may limit our access to capital and materially increase borrowing costs on current or future financing, including via trade payables with vendors. Customers' inclination to purchase goods from us may also be affected by the publicity associated with deterioration of our credit ratings.
•There are various maturity dates associated with our New Senior Secured Credit Facilities, senior notes, and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. Further, there is no assurance that any future refinancing or renegotiation of our New Senior Secured Credit Facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
.

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

4.1
Third Supplemental Indenture by and among Perrigo Company plc, the Guarantor Subsidiaries named therein, and Wells Fargo Bank, National Association, as Trustee, dated as of May 25, 2022 (filed herewith).

4.2
Fourth Supplemental Indenture by and among Perrigo Company plc, Perrigo Finance Unlimited Company, the Guarantor Subsidiaries named therein, and Wells Fargo Bank, National Association, as Trustee, dated as of May 25, 2022 (filed herewith).

10.1*
Term Loan and Revolving Credit Agreement by and among Perrigo Company plc, as parent, Perrigo Investments, LLC, as a borrower, the Designated Borrowers, the Lenders, the Issuing Banks, and the Swing Line Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and as Collateral Agent, dated as of April 20, 2022* (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2022).

10.2**	Letter Agreement between Perrigo Company plc and Eduardo Bezerra, dated May 6, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2022).

22	List of Guarantor Subsidiaries (filed herewith).

31.1	Rule 13a-14(a) Certification by Murray S. Kessler, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Eduardo Bezerra, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).

*
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

**	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	August 9, 2022	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 9, 2022	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)