Form 10-Q
period 2022-10-01
PERRIGO Co plc
filed 2022-11-08
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 1, 2022

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
 ☐  Yes  ☒ No
As of November 4, 2022, there were 134,639,746 ordinary shares outstanding.

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: the effect of the coronavirus (COVID-19) pandemic and its variants; supply chain impacts on the Company’s business; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business; future impairment charges; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company’s appeal of the draft and final Notices of Proposed Assessment (“NOPAs”) issued by the U.S. Internal Revenue Service and the impact that an adverse result in any such proceedings would have on operating results, cash flows, and liquidity; pending and potential third-party claims and litigation, including litigation relating to the Company’s restatement of previously-filed financial information and litigation relating to uncertain tax positions, including the NOPAs; potential impacts of ongoing or future government investigations and regulatory initiatives; uncertainty regarding the timing of, and the Company’s ability to obtain and maintain, certain regulatory approvals, including the sale of daily over-the-counter oral contraceptives; potential costs and reputational impact of product recalls or sales halts; the impact of tax reform legislation and/or changes in healthcare policy; the timing, amount and cost of any share repurchases; fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve the benefits expected from the sale of its RX business and the risk that potential costs or liabilities incurred or retained in connection with that transaction may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company’s ability to achieve the benefits expected from the acquisition of Héra SAS ("HRA Pharma") and the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisition; risks associated with the integration of HRA Pharma, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including the Company’s ability to achieve the expected benefits from its supply chain reinvention program. An adverse result with respect to the Company’s appeal of any material outstanding tax assessments or pending litigation, including securities or drug pricing matters, could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. There can be no assurance that the FDA will approve the sale of daily oral contraceptives without a prescription in the United States. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2021, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$1,100.2	$1,042.7	$3,296.3	$3,033.8
Cost of sales	737.3	706.3	2,223.5	1,980.0
Gross profit	362.9	336.4	1,072.8	1,053.8

Operating expenses
Distribution	30.6	23.3	84.5	69.0
Research and development	29.8	27.6	90.5	91.7
Selling	144.5	129.7	431.0	405.0
Administration	105.9	130.6	386.0	368.1
Impairment charges	—	3.5	—	162.1
Restructuring	19.1	1.0	32.2	11.8
Other operating expense (income), net	(0.1)	(417.6)	0.7	(417.6)
Total operating expenses	329.8	(101.9)	1,024.9	690.1

Operating income (loss)	33.1	438.3	47.9	363.7

Interest expense, net	41.0	30.9	115.1	94.5
Other (income) expense, net	(4.0)	18.5	48.7	20.4
Loss on extinguishment of debt	(0.4)	—	8.9	—
Income (loss) from continuing operations before income taxes	(3.5)	388.9	(124.8)	248.8
Income tax expense (benefit)	48.6	442.8	(6.6)	411.8
Income (loss) from continuing operations	(52.1)	(53.9)	(118.2)	(163.0)
Income (loss) from discontinued operations, net of tax	2.7	(5.0)	1.3	84.5
Net income (loss)	$(49.4)	$(58.9)	$(116.9)	$(78.5)

Earnings (loss) per share
Basic
Continuing operations	$(0.39)	$(0.40)	$(0.88)	$(1.22)
Discontinued operations	0.02	(0.04)	0.01	0.63
Basic earnings (loss) per share	$(0.37)	$(0.44)	$(0.87)	$(0.59)
Diluted
Continuing operations	$(0.39)	$(0.40)	$(0.88)	$(1.22)
Discontinued operations	0.02	(0.04)	0.01	0.63
Diluted earnings (loss) per share	$(0.37)	$(0.44)	$(0.87)	$(0.59)

Weighted-average shares outstanding
Basic	134.6	133.8	134.4	133.5
Diluted	134.6	133.8	134.4	133.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income (loss)	$(49.4)	$(58.9)	$(116.9)	$(78.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(270.5)	(228.3)	(477.6)	(307.5)
Change in fair value of derivative financial instruments, net of tax	101.0	(23.8)	132.5	(31.1)
Change in post-retirement and pension liability, net of tax	(0.8)	(0.8)	(7.5)	(2.2)
Other comprehensive income (loss), net of tax	(170.3)	(252.9)	(352.6)	(340.8)
Comprehensive income (loss)	$(219.7)	$(311.8)	$(469.5)	$(419.3)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	October 1, 2022	December 31, 2021
Assets
Cash and cash equivalents	$468.7	$1,864.9
Accounts receivable, net of allowance for credit losses of $6.9 and $7.2, respectively	707.7	652.9
Inventories	1,085.2	1,020.2
Prepaid expenses and other current assets	321.7	305.8
Current assets held for sale	—	16.1
Total current assets	2,583.3	3,859.9
Property, plant and equipment, net	839.9	864.1
Operating lease assets	209.8	166.9
Goodwill and indefinite-lived intangible assets	3,492.4	3,004.7
Definite-lived intangible assets, net	3,002.9	2,146.1
Deferred income taxes	7.7	6.5
Other non-current assets	541.5	377.5
Total non-current assets	8,094.2	6,565.8
Total assets	$10,677.5	$10,425.7
Liabilities and Shareholders’ Equity
Accounts payable	$461.4	$411.2
Payroll and related taxes	118.1	118.5
Accrued customer programs	137.2	125.6
Other accrued liabilities	242.7	279.4
Accrued income taxes	22.1	16.5
Current indebtedness	33.5	603.8
Current liabilities held for sale	—	32.9
Total current liabilities	1,015.0	1,587.9
Long-term debt, less current portion	4,077.5	2,916.7
Deferred income taxes	409.1	239.3
Other non-current liabilities	573.2	530.1
Total non-current liabilities	5,059.8	3,686.1
Total liabilities	6,074.8	5,274.0
Contingencies - Refer to Note 15
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,963.7	7,043.2
Accumulated other comprehensive income	(317.1)	35.5
Retained earnings (accumulated deficit)	(2,043.9)	(1,927.0)
Total shareholders’ equity	4,602.7	5,151.7
Total liabilities and shareholders' equity	$10,677.5	$10,425.7

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	134.6	133.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2020	133.1	$7,118.2	$395.0	$(1,858.1)	$5,655.1
Net income	—	—	—	38.1	38.1
Other comprehensive loss	—	—	(118.3)	—	(118.3)
Restricted stock plan	0.6	—	—	—	—
Compensation for stock options	—	0.4	—	—	0.4
Compensation for restricted stock	—	24.6	—	—	24.6
Cash dividends, $0.24 per share	—	(32.6)	—	—	(32.6)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(9.3)	—	—	(9.3)
Balance at April 3, 2021	133.5	$7,101.3	$276.7	$(1,820.0)	$5,558.0

Net loss	—	—	—	(57.7)	(57.7)
Other comprehensive income	—	—	30.4	—	30.4
Restricted stock plan	0.1	—	—	—	—
Compensation for stock options	—	0.2	—	—	0.2
Compensation for restricted stock	—	13.9	—	—	13.9
Cash dividends, $0.24 per share	—	(32.5)	—	—	(32.5)
Shares withheld for payment of employees' withholding tax liability	—	(1.2)	—	—	(1.2)
Balance at July 3, 2021	133.6	$7,081.7	$307.1	$(1,877.7)	$5,511.1

Net loss	—	—	—	(58.9)	(58.9)
Other comprehensive income	—	—	(252.9)	—	(252.9)
Restricted stock plan	0.2	—	—	—	—
Compensation for stock options	—	0.2	—	—	0.2
Compensation for restricted stock	—	18.5	—	—	18.5
Cash dividends, $0.24 per share	—	(32.7)	—	—	(32.7)
Shares withheld for payment of employees' withholding tax liability	—	(2.9)	—	—	(2.9)
Balance at October 2, 2021	133.8	$7,064.8	$54.2	$(1,936.6)	$5,182.4

Perrigo Company plc - Item 1

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2021	133.8	$7,043.2	$35.5	$(1,927.0)	$5,151.7
Net loss	—	—	—	(2.4)	(2.4)
Other comprehensive loss	—	—	(20.5)	—	(20.5)
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	26.3	—	—	26.3
Cash dividends, $0.26 per share	—	(34.2)	—	—	(34.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(16.4)	—	—	(16.4)
Balance at April 2, 2022	134.6	$7,018.9	$15.0	$(1,929.4)	$5,104.5

Net loss	—	—	—	(65.1)	(65.1)
Other comprehensive income	—	—	(161.8)	—	(161.8)
Compensation for restricted stock	—	10.9	—	—	10.9
Cash dividends, $0.26 per share	—	(37.3)	—	—	(37.3)
Shares withheld for payment of employees' withholding tax liability	—	(1.4)	—	—	(1.4)
Balance at July 2, 2022	134.6	$6,991.1	$(146.8)	$(1,994.5)	$4,849.8

Net loss	—	—	—	(49.4)	(49.4)
Other comprehensive loss	—	—	(170.3)	—	(170.3)
Compensation for restricted stock	—	9.3	—	—	9.3
Cash dividends, $0.26 per share	—	(35.5)	—	—	(35.5)
Shares withheld for payment of employees' withholding tax liability	—	(1.2)	—	—	(1.2)
Balance at October 1, 2022	134.6	$6,963.7	$(317.1)	$(2,043.9)	$4,602.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash Flows From (For) Operating Activities
Net income (loss)	$(116.9)	$(78.5)
Adjustments to derive cash flows:
Depreciation and amortization	241.5	238.8
Share-based compensation	46.7	50.2
Foreign currency remeasurement loss	39.4	—
Restructuring charges	32.2	11.8
Loss on sale of business	1.4	(63.9)
Impairment charges	—	162.1
Amortization of debt premium	(2.8)	(2.7)
(Gain) on sale of assets	(5.8)	—
Deferred income taxes	(19.6)	(24.0)
Other non-cash adjustments, net	3.4	9.2
Subtotal	219.5	303.0
Increase (decrease) in cash due to:
Accounts receivable	(38.6)	(182.3)
Inventories	(78.8)	(70.2)
Prepaid expenses	6.7	(1.8)
Accounts payable	46.1	(10.4)
Payroll and related taxes	(40.5)	(60.6)
Accrued customer programs	15.7	13.4
Accrued liabilities	19.0	(5.8)
Accrued income taxes	(50.1)	313.2
Other, net	22.4	(36.8)
Subtotal	(98.1)	(41.3)
Net cash from (for) operating activities	121.4	261.7
Cash Flows From (For) Investing Activities
Acquisitions of businesses, net of cash acquired	(1,901.4)	—
Additions to property, plant and equipment	(70.0)	(110.4)
Settlement of acquisition-related foreign currency derivatives	(37.1)	—
Asset acquisitions	(10.3)	(70.6)
Net proceeds from sale of businesses	58.7	1,493.1
Proceeds from sale of assets	24.8	—
Proceeds from royalty rights	2.7	2.8
Other investing, net	—	2.8
Net cash from (for) investing activities	(1,932.6)	1,317.7
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,587.3	—
Payments on long-term debt	(958.9)	—
Borrowings (repayments) of revolving credit agreements and other financing, net	(5.9)	(5.8)
Payments for debt issuance costs	(20.9)	—
Premiums on early debt retirement	(12.2)	—
Proceeds on seller-financed disposal	4.3	—
Cash dividends	(107.0)	(97.8)
Other financing, net	(22.6)	(17.1)
Net cash from (for) financing activities	464.1	(120.7)
Effect of exchange rate changes on cash and cash equivalents	(63.5)	(12.0)
Net increase (decrease) in cash and cash equivalents	(1,410.6)	1,446.7
Cash and cash equivalents of continuing operations, beginning of period	1,864.9	631.5
Cash and cash equivalents held for sale, beginning of period	14.4	10.0
Less cash and cash equivalents held for sale, end of period	—	(10.1)
Cash and cash equivalents of continuing operations, end of period	$468.7	$2,078.1

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

Segment Reporting

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business (OTC, infant formula, and oral care categories, and contract manufacturing) in the U.S. and Canada, including the HRA Pharma self-care business (Women's Health and Skin-Care categories) in the U.S. and Canada since it was acquired on April 29, 2022. CSCA previously included our Mexico and Brazil-based OTC businesses ("Latin American businesses") until they were disposed on March 9, 2022.

•Consumer Self-Care International ("CSCI") comprises our consumer self-care business in Europe and Australia, which are primarily branded, our store brand business in the United Kingdom and parts of Europe and Asia, and includes the HRA Pharma self-care business (Women's Health, Skin-Care and Rare-Disease categories) in Europe since it was acquired on April 29, 2022.

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
The following table presents the allowance for credit losses activity (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Balance at beginning of period	$7.3	$7.7	$7.2	$6.5
Provision for credit losses, net	0.7	0.1	2.9	3.7
Receivables written-off	(0.9)	—	(3.1)	(0.7)
Transfer to held for sale	—	—	—	(1.4)
Currency translation adjustment	(0.2)	(0.2)	(0.1)	(0.5)
Balance at end of period	$6.9	$7.6	$6.9	$7.6

NOTE 2 – REVENUE RECOGNITION

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products.

Disaggregation of Revenue

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
U.S.	$716.1	$657.4	$2,116.7	$1,859.0
Europe(2)	365.1	334.5	1,098.8	1,037.6
All other countries(3)	19.0	50.8	80.8	137.2
Total net sales	$1,100.2	$1,042.7	$3,296.3	$3,033.8

(1) The net sales by geographic locations is derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $6.2 million and $20.1 million for the three and nine months ended October 1, 2022, respectively, and $7.6 million and $17.4 million for the three and nine months ended October 2, 2021, respectively.
(3) Includes net sales generated primarily in Mexico, Australia and Canada.

Product Category

As a result of the completed acquisition of HRA Pharma, the Company updated its global reporting product categories beginning in the second quarter of 2022. These product category updates have been adjusted retrospectively to reflect the changes. The following updates have no impact on the Company's historical consolidated financial position, results of operations, or cash flows:
•The creation of a new "Women's Health" reporting category, comprised of the women's health portfolio of HRA Pharma, in addition to legacy Perrigo women's health products;
•The creation of a new "Skin Care" reporting category, comprised of all of the products in the legacy Perrigo "Skincare and Personal Hygiene" category, except for legacy Perrigo women's health products, and the skin care products of HRA Pharma; and

Perrigo Company plc - Item 1
Note 2

•The "Other" category in the CSCI segment now includes the HRA Pharma Rare Diseases business.

The following is a summary of our net sales by category (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
CSCA(1)
Upper Respiratory	$132.2	$121.9	$430.9	$345.8
Nutrition	124.4	105.3	376.7	293.3
Digestive Health	119.6	110.6	363.3	344.0
Pain and Sleep-Aids	104.0	108.4	309.5	292.9
Oral Care	83.6	76.7	230.6	227.4
Healthy Lifestyle	73.8	72.1	208.7	213.0
Skin Care	48.9	46.4	138.4	139.1
Women's Health	12.4	10.4	32.6	28.7
Vitamins, Minerals, and Supplements ("VMS")	7.1	8.1	23.0	24.3
Other CSCA(2)	16.3	34.3	46.5	48.5
Total CSCA	722.3	694.2	2,160.2	1,957.0
CSCI
Skin Care	132.4	114.2	342.1	304.3
Upper Respiratory	63.2	52.3	184.6	137.4
VMS	45.9	54.6	146.1	171.2
Pain and Sleep-Aids	29.0	33.7	130.8	131.4
Healthy Lifestyle	25.0	37.1	105.4	134.5
Women's Health	29.9	13.4	67.3	42.1
Oral Care	20.2	23.1	65.1	70.6
Digestive Health	4.1	5.7	13.3	15.5
Other CSCI(3)	28.2	14.4	81.4	69.8
Total CSCI	377.9	348.5	1,136.1	1,076.8
Total net sales	$1,100.2	$1,042.7	$3,296.3	$3,033.8
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

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized over time. Customer contracts recognized over time exist predominately in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $102.2 million and $270.6 million for the three and nine months ended October 1, 2022, respectively, and $80.8 million and $213.7 million for the three and nine months ended October 2, 2021, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment over time; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

Contract Balances

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	October 1, 2022	December 31, 2021
Short-term contract assets	Prepaid expenses and other current assets	$31.8	$40.2

Perrigo Company plc - Item 1
Note 3

NOTE 3 – ACQUISITIONS AND DIVESTITURES
Acquisitions During the Nine Months Ended October 1, 2022

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

The acquisition of HRA Pharma was accounted for as a business combination and has been reported in our Consolidated Statements of Operations as of the acquisition date. From April 29, 2022 through October 1, 2022, HRA Pharma generated net sales of $128.7 million and a net operating loss of $26.3 million, inclusive of $10.2 million of cost of goods sold related to the acquisition step up to fair value on inventories sold and $38.8 million of amortization related to intangible assets recognized on acquisition.

During the three and nine months ended October 1, 2022, we incurred $0.6 million and $43.9 million of transaction costs related to the acquisition (legal, banking and other professional fees), respectively. The amounts were recorded in Administration expense and were not allocated to an operating segment.

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

Perrigo Company plc - Item 1
Note 3

The following table summarizes the consideration paid for HRA Pharma and the provisional amounts of the assets acquired and liabilities assumed (in millions):

HRA Pharma
Purchase Price	$1,945.6

Assets Acquired
Cash and cash equivalents	$44.2
Accounts receivable	78.1
Inventories	37.3
Prepaid expenses and other current assets	16.7
Property, plant and equipment	4.6
Operating lease assets	9.7
Goodwill	618.1
Definite-lived intangible assets
Trademarks and trade names	1,072.3
Developed product technology	170.2
Distribution networks	82.3
Indefinite lived intangibles
In-process research and development	63.3
Total intangible assets	1,388.1
Deferred income taxes	10.3
Other non-current assets	0.8
Total assets	2,207.9
Liabilities assumed
Accounts payable	43.4
Payroll and related taxes	16.1
Accrued customer programs	9.0
Other accrued liabilities	13.7
Accrued income taxes	0.4
Deferred income taxes	169.0
Other non-current liabilities	10.6
Total liabilities	262.2
Non-Controlling Interest	0.1
Net Assets Acquired	$1,945.6

We recorded the preliminary purchase price allocation in the second quarter of 2022. During the third quarter of 2022, we recorded measurement period adjustments resulting in an increase to goodwill of $1.9 million, which consisted of a $1.2 million decrease in inventory, $1.1 million increase in net deferred income tax liabilities, and a net increase of $0.7 million to other liabilities, partially offset by a $1.1 million decrease in accounts payable.

Perrigo Company plc - Item 1
Note 3

Goodwill of $618.1 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, HRA Pharma's assembled workforce, and the synergies expected from combining the operations of Perrigo and HRA Pharma. Goodwill of $93.3 million and $524.8 million was allocated to our CSCA and CSCI segments, respectively. We are currently evaluating the tax deductibility of the provisional goodwill; however, we do not expect deductibility for income tax purposes. The definite-lived intangible assets acquired consist of trademarks and trade names, developed product technologies, and distribution networks. Trademarks and trade names were assigned useful lives that range from 20 to 26 years. Developed product technologies were assigned 8 to 21-year useful lives. Distribution networks were assigned useful lives ranging from 2 to 23-years reflecting the intent to integrate certain external distributors and sales forces within the CSCI segment. Trademarks and trade names, developed product technology, and in-process research and development ("IPR&D") were valued using the multi-period excess earnings method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the HRA Pharma acquisition had occurred on January 1, 2021 and had been combined with the results reported in our Consolidated Statements of Operations for all periods presented (in millions):

	Three Months Ended		Nine Months Ended
(Unaudited)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$1,100.2	$1,122.8	$3,404.1	$3,268.9
Income (loss) from continuing operations(1)	$(43.9)	$(62.8)	$(79.5)	$(277.1)
(1) Includes $65.5 million of nonrecurring acquisition-related charges for the nine months ended October 2, 2021.

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

Divestitures During the Nine Months Ended October 1, 2022

On March 9, 2022, we completed the sale of our Latin American businesses to Advent International for total consideration of $23.9 million, consisting of $5.4 million in cash, installment receivables due 12 and 18 months from completion totaling $11.3 million based on the Mexican peso exchange rate at the time of sale, and contingent consideration of $7.2 million based on the Brazilian real exchange rate at the time of sale. The sale resulted in a pre-tax loss of $1.4 million, net of professional fees, recorded in Other (income) expense, net on the Condensed Statements of Operations.

On March 24, 2022, we completed the sale of the ScarAway® brand asset, a leading U.S. OTC scar management brand, to Alliance Pharmaceuticals Ltd. for cash consideration of $20.7 million. The sale resulted in a pre-tax gain of $3.6 million recorded in our CSCA segment in Other operating expense, net on the Condensed Statements of Operations.

Divestitures During the Year Ended December 31, 2021

RX business

Refer to Note 8 - Discontinued Operations for details on the sale of the RX business.

Perrigo Company plc - Item 1
Note 4

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2021	Business acquisitions	Currency translation adjustments	October 1, 2022
CSCA(1)	$1,902.4	$93.3	$0.5	$1,996.2
CSCI(2)	1,097.0	524.8	(189.1)	1,432.7
Total goodwill	$2,999.4	$618.1	$(188.6)	$3,428.9

(1) We had no accumulated goodwill impairments as of October 1, 2022 and $6.1 million as of December 31, 2021.
(2) We had accumulated goodwill impairments of $878.4 million as of October 1, 2022 and as of December 31, 2021.

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	October 1, 2022		December 31, 2021
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.0	$—	$3.5	$—
In-process research and development	60.5	—	1.8	—
Total indefinite-lived intangibles	$63.5	$—	$5.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$78.1	$54.9	$73.2	$56.9
Developed product technology, formulations, and product rights	452.4	202.4	300.2	191.4
Customer relationships and distribution networks	1,717.0	876.3	1,820.7	887.8
Trademarks, trade names, and brands	2,304.5	415.5	1,482.3	394.2
Non-compete agreements	2.0	2.0	2.1	2.1
Total definite-lived intangibles	$4,554.0	$1,551.1	$3,678.5	$1,532.4
Total intangible assets	$4,617.5	$1,551.1	$3,683.8	$1,532.4

We recorded amortization expense of $67.9 million and $178.8 million for the three and nine months ended October 1, 2022, respectively, and $52.2 million and $159.0 million for the three and nine months ended October 2, 2021, respectively.

On March 17, 2022, we announced that we received final approval from the U.S. Food and Drug Administration for the over-the-counter use of Nasonex® 24HR Allergy (mometasone furoate monohydrate 50mcg). The approval triggered a $10.0 million milestone payment to the licensor, which was made in the second quarter of 2022 and capitalized as a definite-lived intangible asset.

Perrigo Company plc - Item 1
Note 5

NOTE 5 – INVENTORIES

Major components of inventory were as follows (in millions):

	October 1, 2022	December 31, 2021
Finished goods	$584.8	$549.2
Work in process	249.4	251.9
Raw materials	251.0	219.1
Total inventories	$1,085.2	$1,020.2

NOTE 6 – FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	October 1, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$0.2	$—	$—	$0.4	$—	$—
Foreign currency forward contracts	—	9.6	—	—	5.7	—
Cross-currency swap	—	129.2	—	—	—	—
Interest rate swap agreements	—	7.1	—	—	—	—
Foreign currency option contracts	—	—	—	—	5.0	—
Total assets	$0.2	$145.9	$—	$0.4	$10.7	$—

Liabilities:
Cross-currency swap	$—	$—	$—	$—	$13.8	$—
Foreign currency forward contracts	—	4.6	—	—	2.4	—
Total liabilities	$—	$4.6	$—	$—	$16.2	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$71.7
Total assets	$—	$—	$—	$—	$—	$71.7
Liabilities
Liabilities held for sale, net(2)	$—	$—	$—	$—	$—	$16.8
Total liabilities	$—	$—	$—	$—	$—	$16.8

(1)     During the year ended December 31, 2021, goodwill with a carrying value of $81.7 million was written down to a fair value of $71.7 million
(2)     We measured the net assets held for sale for impairment purposes and recorded a total impairment of $162.2 million, resulting in a net liability held for sale balance as of December 31, 2021.

There were no transfers within Level 3 fair value measurements during the three and nine months ended October 1, 2022 or the year ended December 31, 2021.

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the prior reporting period.

Perrigo Company plc - Item 1
Note 6

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	October 1, 2022		December 31, 2021
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying Value (excluding discount)	$2,544.4	$—	$2,760.0	$—
Fair value	$2,188.3	$—	$2,847.2	$—

Private placement note
Carrying value (excluding premium)	$—	$—	$—	$153.5
Fair value	$—	$—	$—	$162.6

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

NOTE 7 – INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	October 1, 2022	December 31, 2021
Fair value method	Prepaid expenses and other current assets	$0.2	$0.4
Fair value method(1)	Other non-current assets	$1.6	$1.8
Equity method	Other non-current assets	$63.3	$66.4

(1)     Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Three Months Ended		Nine Months Ended
Measurement Category	Income Statement Location	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Fair value method	Other (income) expense, net	$0.1	$—	$0.4	$0.9
Equity method	Other (income) expense, net	$0.3	$—	$1.6	$0.8

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

Under the terms of a transition services agreement ("TSA"), we provided transition services for up to 24 months after the close of the transaction, which were substantially completed as of the end of the third quarter of 2022 . We also entered into reciprocal supply agreements pursuant to which Perrigo will supply certain products to the RX business and the RX business will supply certain products to Perrigo. The supply agreements have a term of four years, extendable up to seven years by the party who is the purchaser of the products under such agreement. Additionally, we extended distribution rights to the RX business for certain OTC products owned and manufactured by Perrigo that may be fulfilled through pharmacy channels, in return for a share of the net profits.

The following table summarizes the results of the TSA and supply agreements:

		Three Months Ended	Nine Months Ended
	Financial Statement Location	October 1, 2022	October 1, 2022
TSA income recognized	Administration expense	$2.7	$9.5
TSA income collected	Administration expense	$2.1	$7.8
Product & Royalty sales recognized	Net sales	$25.0	$95.8
Product & Royalty sales collected	Net sales	$28.0	$96.6
Purchases	Inventory	$13.6	$28.7
Inventory payments	Inventory	$13.6	$31.6

In the transaction, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 15 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris' obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. We did not incur changes in liabilities or request payments from Altaris related to the indemnity of these liabilities during the three and nine months ended October 1, 2022.

Perrigo Company plc - Item 1
Note 8

For the three and nine months ended October 1, 2022, we reported $2.7 million and $1.3 million of net income, respectively, from discontinued operations, which primarily related to an income tax benefit, partially offset by legal fees for retained liabilities. Prior year income from discontinued operations, net of tax was as follows (in millions):

	Three Months Ended	Nine Months Ended
	October 2, 2021	October 2, 2021
Net sales	$0.5	$405.1
Cost of sales	0.1	258.4
Gross profit	0.4	146.7

Operating expenses
Distribution	—	6.1
Research and development	0.2	30.8
Selling	0.1	16.3
Administration	4.9	35.6
Other operating expense (income)	—	(0.4)
Total operating expenses	5.2	88.4

Operating income	(4.8)	58.3

Interest expense, net	—	0.8
Other (income) expense, net	(63.7)	(65.5)
Income from discontinued operations before tax	58.9	123.0
Income tax benefit	63.9	38.5
Income from discontinued operations, net of tax	$(5.0)	$84.5

During the three months and nine months ended October 2, 2021, we incurred $2.4 million and $11.7 million, respectively, of separation costs related to the sale of the RX business, which are recorded in administration expenses. We incurred no such costs in 2022.

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

Perrigo Company plc - Item 1
Note 9

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Option Contracts

In September 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that were scheduled to mature in September 2022. In April 2022, due to market conditions, we unwound the two options and entered into two new undesignated options to economically hedge the purchase price for HRA Pharma for a total notional amount of $2.0 billion. All premiums associated with the HRA Pharma related currency options were settled in April 2022 for $37.1 million, and within Other (income) expense we recorded no loss and $16.2 million for the three and nine months ended October 1, 2022, respectively.

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

Cross-currency Swaps

In April 2022, we entered into three fixed-for-fixed cross currency interest rate swaps designated as net investment hedge to hedge the EUR currency exposure of our investment in European operations. Over the term, we made EUR interest payments and received USD interest payments followed by an exchange of notional currencies at the expiration of the contract. The following are the terms and notional amounts outstanding:

•$300 million notional amount outstanding from April 20, 2022 through December 15, 2024;
•$700 million notional amount outstanding from April 29, 2022 through March 15, 2026; and
•$500 million notional amount outstanding from April 22, 2022 through June 15, 2030.

After the end of the quarter, on October 25, 2022, we cash settled three fixed-for-fixed cross currency interest rate swaps designated as net investment hedges on our investment in European operations for $98.8 million in proceeds. On the same day, we replaced the terminated instruments with three new fixed-for-fixed cross currency interest rate swaps at market rates and designated the instruments as net investment hedges on our investment in European operations. The following are the terms and notional amounts outstanding:

•$700 million notional amount outstanding from October 25, 2022 through December 15, 2024;
•$700 million notional amount outstanding from October 25, 2022 through March 15, 2026; and
•$100 million notional amount outstanding from October 25, 2022 through June 15, 2030.

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

Perrigo Company plc - Item 1
Note 9

In August 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the EUR currency exposure of our net investment in European operations. This agreement is a contract to exchange floating-rate EUR payments for floating-rate USD payments through August 15, 2022. We terminated this cross-currency swap on January 28, 2022.

Foreign Currency Forwards

Foreign currency forward contracts were as follows (in millions):

	Notional Amount
	October 1, 2022	December 31, 2021
British Pound (GBP)	$187.7	$135.8
Swedish Krona (SEK)	53.2	47.8
Danish Krone (DKK)	43.1	37.5
European Euro (EUR)	35.8	232.6
Chinese Yuan (CNH)	34.1	37.7
Canadian Dollar (CAD)	34.1	29.0
Polish Zloty (PLZ)	17.5	21.0
United States Dollar (USD)	14.3	22.9
Mexican Peso (MXN)	12.9	1.0
Norwegian Krone (NOK)	10.6	11.0
Brazilian Real (BRL)	3.6	—
Turkish Lira (TRY)	3.0	3.1
Romanian New Leu (RON)	2.7	1.6
Australian Dollar (AUD)	2.3	1.6
Switzerland Franc (CHF)	0.9	1.9
Other	8.2	3.6
Total	$464.0	$588.1

The maximum term of our forward currency exchange contracts is 60 months.

Perrigo Company plc - Item 1
Note 9

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

		Asset Derivatives
		Fair Value
	Balance Sheet Location	October 1, 2022	December 31, 2021
Designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$7.5	$3.5
Interest rate swap agreements	Prepaid expenses and other current assets	7.1	—
Foreign currency forward contracts	Other non-current assets	0.4	1.3
Cross-currency swap	Other non-current assets	129.2	—
Interest rate swap agreements	Other non-current assets	52.0	—
Total designated derivatives		$196.2	$4.8
Non-designated derivatives:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.7	$0.9
Foreign currency options	Prepaid expenses and other current assets	—	5.0
Total non-designated derivatives		$1.7	$5.9

		Liability Derivatives
		Fair Value
	Balance Sheet Location	October 1, 2022	December 31, 2021
Designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$1.2	$1.2
Cross-currency swap	Other accrued liabilities	—	13.8
Total designated derivatives		$1.2	$15.0
Non-designated derivatives:
Foreign currency forward contracts	Other accrued liabilities	$3.4	$1.2

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

Perrigo Company plc - Item 1
Note 9

	Three Months Ended
	October 1, 2022
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$65.4	Interest expense, net	$0.5	Interest expense, net	$—
Foreign currency forward contracts	1.6	Net sales	0.4	Net sales	(0.2)
		Cost of sales	(1.7)	Cost of sales	(0.1)
				Other (income) expense, net	(1.0)
	$67.0		$(0.8)		$(1.3)
Net investment hedges:
Cross-currency swap	$90.5			Interest expense, net	$(6.7)

	Nine Months Ended
	October 1, 2022
Instrument	Amount of Gain/(Loss) Recorded in OCI(1)	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	59.2	Interest expense, net	(1.4)	Interest expense, net	—
Foreign currency forward contracts	(3.3)	Net sales	0.9	Net sales	(0.3)
		Cost of sales	(2.9)	Cost of sales	(0.1)
				Other (income) expense, net	(1.7)
	$55.9		$(3.5)		$(2.1)
Net investment hedges:
Cross-currency swap	$124.7			Interest expense, net	$(10.9)
(1) Net gain of $9.5 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

Perrigo Company plc - Item 1
Note 9

	Three Months Ended
	October 2, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.4)	Interest expense, net	$—
Foreign currency forward contracts	2.4	Net sales	(0.4)	Net sales	—
		Cost of sales	(0.5)	Cost of sales	—
				Other (income) expense, net	0.2
	$2.4		$(1.3)		$0.2
Net investment hedges:
Cross-currency swap	$(28.4)			Interest expense, net	$(0.9)

	Nine Months Ended
	October 2, 2021
Instrument	Amount of Gain/(Loss) Recorded in OCI	Classification of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Classification of Gain/(Loss) Recognized into Earnings Related to Amounts Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Earnings on Derivatives Related to Amounts Excluded from Effectiveness Testing
Cash flow hedges:
Interest rate swap agreements	—	Interest expense, net	(1.3)	Interest expense, net	—
Foreign currency forward contracts	2.0	Net sales	(2.3)	Net sales	—
		Cost of sales	1.4	Cost of sales	0.4
				Other Income/Expense	$0.6
	$2.0		$(2.3)		$1.0
Net investment hedges:
Cross-currency swap	$(30.5)			Interest expense, net	$(2.9)

Perrigo Company plc - Item 1
Note 9

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Foreign currency forward contracts	Other (income) expense, net	$(2.9)	$0.1	$(0.9)	$(6.1)
	Interest expense, net	0.1	0.2	(0.2)	1.2
		$(2.8)	$0.3	$(1.1)	$(4.9)

Foreign currency options	Other (income) expense, net	$—	$12.6	$16.2	$12.6

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Three Months Ended
	October 1, 2022
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,100.2	$737.3	$41.0	$(4.0)

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.4	$(1.7)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.2)	$(0.1)	$—	$(1.0)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$0.5	$—

Perrigo Company plc - Item 1
Note 9

	Nine Months Ended
	October 1, 2022
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,296.3	$2,223.5	$115.1	$48.7

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.9	$(2.9)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.3)	$(0.1)	$—	$(1.7)
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.4)	$—

	Three Months Ended
	October 2, 2021
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,042.7	$706.3	$30.9	$18.5

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.4)	$(0.5)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$—	$—	$0.2
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.4)	$—

Perrigo Company plc - Item 1
Note 9

	Nine Months Ended
	October 2, 2021
	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,033.8	$1,980.0	$94.5	$20.4

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(2.3)	$1.4	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.4	$—	$0.6
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.3)	$—

NOTE 10 – LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	October 1, 2022	December 31, 2021
Operating	Operating lease assets	$209.8	$166.9
Finance	Other non-current assets	22.7	27.9
Total		$232.5	$194.8

Liabilities	Balance Sheet Location	October 1, 2022	December 31, 2021
Current
Operating	Other accrued liabilities	$26.6	$26.0
Finance	Current indebtedness	3.8	4.9
Non-Current
Operating	Other non-current liabilities	181.0	147.3
Finance	Long-term debt, less current portion	17.6	20.9
Total		$229.0	$199.1

Perrigo Company plc - Item 1
Note 10

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	October 1, 2022	December 31, 2021	October 1, 2022	December 31, 2021
CSCA	$101.4	$98.2	$14.2	$15.3
CSCI	39.4	30.7	6.3	7.9
Unallocated	69.0	38.0	2.2	4.7
Total	$209.8	$166.9	$22.7	$27.9

	Liabilities
	Operating		Financing
	October 1, 2022	December 31, 2021	October 1, 2022	December 31, 2021
CSCA	$102.7	$99.7	$15.2	$16.0
CSCI	41.2	31.8	3.9	5.0
Unallocated	63.7	41.8	2.3	4.8
Total	$207.6	$173.3	$21.4	$25.8

Lease expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating leases(1)	$11.1	$10.0	$31.7	$29.9

Finance leases
Amortization	$1.3	$1.5	$4.2	$4.4
Interest	0.2	0.2	0.5	0.6
Total finance leases	$1.5	$1.7	$4.7	$5.0

            (1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of October 1, 2022 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2022	$8.1	$1.2	$9.3
2023	29.9	3.8	33.7
2024	26.0	2.3	28.3
2025	24.2	2.1	26.3
2026	19.6	2.0	21.6
After 2026	131.1	13.5	144.6
Total lease payments	238.9	24.9	263.8
Less: Interest	31.3	3.5	34.8
Present value of lease liabilities	$207.6	$21.4	$229.0

Perrigo Company plc - Item 1
Note 10

Our weighted average lease terms and discount rates are as follows:

	October 1, 2022	October 2, 2021
Weighted-average remaining lease term (in years)
Operating leases	11.35	11.39
Finance leases	9.45	8.78
Weighted-average discount rate
Operating leases	2.53%	2.60%
Finance leases	2.90%	2.64%

Our lease cash flow classifications are as follows (in millions):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$30.6	$26.3
Operating cash flows for finance leases	$0.5	$0.6
Financing cash flows for finance leases	$3.8	$3.9

Leased assets obtained in exchange for new finance lease liabilities	$—	$4.5
Leased assets obtained in exchange for new operating lease liabilities	$62.3	$42.5

NOTE 11 – INDEBTEDNESS

On April 20, 2022, we and our wholly owned subsidiary, Perrigo Investments, LLC, entered into new senior secured credit facilities that consist of (i) a $1.0 billion five-year revolving credit facility (the “2022 Revolver”), (ii) a $500 million five-year Term Loan A facility (the “2022 Term Loan A Facility”), and (iii) a $1.1 billion seven-year Term Loan B facility (the “2022 Term Loan B Facility” and, together with the 2022 Revolver and 2022 Term Loan A Facility, the “New Senior Secured Credit Facilities”), pursuant to a new Term Loan and Revolving Credit Agreement. The New Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender and a limited amount of hedging or cash management obligations entered into with entities that are not lenders, by us and certain of our direct and indirect wholly-owned subsidiaries organized in the United States, Ireland, Belgium and England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries and Perrigo Investments, LLC provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, Perrigo Investments, LLC and the Company provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.400% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company.

Perrigo Company plc - Item 1
Note 11

Total borrowings are summarized as follows (in millions):

		October 1, 2022	December 31, 2021
Term loan
2019 Term loan due August 15, 2022(1)		$—	$600.0
2022 Term loan A due April 1, 2027		496.9	—
2022 Term loan B due April 1, 2029		1,097.3	—
Total term loans		1,594.2	600.0
Notes and Bonds
Coupon	Due
5.105%	July 28, 2023(1,2)	$—	$153.5
4.000%	November 15, 2023(1)	—	215.6
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
4.400%	June 15, 2030(3)	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,544.4	2,913.5
Other financing		21.2	25.8
Unamortized premium (discount), net		(16.6)	(4.8)
Deferred financing fees		(32.2)	(14.0)
Total borrowings outstanding		4,111.0	3,520.5
Current indebtedness		(33.5)	(603.8)
Total long-term debt less current portion		$4,077.5	$2,916.7

    (1) Redeemed in connection with the New Senior Secured Credit Facilities entered into during the second quarter of 2022.
    (2) Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.
    (3) The coupon rate noted above is that as of October 1, 2022, which increased from 3.900% to 4.400% on payments starting after June 15, 2022, following a credit rating downgrade in the first quarter of 2022.

Revolving Credit Agreements

On April 20, 2022 we terminated the revolving credit agreement maturing in March 2023 (the "2018 Revolver") and entered into the 2022 Revolver. There were no borrowings outstanding under the 2022 Revolver or 2018 Revolver as of October 1, 2022 or December 31, 2021, respectively.

Term Loan and Notes

On April 20, 2022, we repaid the prior $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan") with the proceeds of the New Senior Secured Credit Facilities. The remaining $500.0 million of proceeds from the New Senior Secured Credit Facilities available on the Closing Date (as defined in the Credit Agreement) were used to redeem the 4.00% Senior Notes due 2023 and the 5.1045% Guaranteed Senior Notes due 2023 on May 19, 2022. In relation to the New Senior Secured Credit Facilities, we deferred $31.3 million of financing fees, which will be amortized to interest expense over the term of the facilities. We recorded $8.9 million in Loss on extinguishment of debt on the Condensed Statement of Operations, consisting of the write-off of certain new and previously deferred financing fees and make whole payments due in connection with the redemption of the 4.00% Senior Notes due 2023. The proceeds from the New Senior Secured Credit Facilities were also used, in part, along with cash on hand, to fund the acquisition of HRA Pharma (Refer to Note 3).

We had $1.1 billion and $496.9 million outstanding under our 2022 Term Loan B Facility and 2022 Term Loan A Facility as of October 1, 2022, respectively. During the three months ended October 1, 2022, principal repayments of $2.8 million and $3.1 million were made on the Term Loan B Facility and 2022 Term Loan A Facility, respectively. There were no borrowings outstanding under our 2019 Term Loan as of October 1, 2022. We had $600.0 million outstanding under our 2019 Term Loan as of December 31, 2021.

Perrigo Company plc - Item 1
Note 11

We are in compliance with all the covenants under our debt agreements as of October 1, 2022.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the overdraft facilities as of October 1, 2022 or December 31, 2021.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 10).

NOTE 12 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in the basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Income (loss) from continuing operations	$(52.1)	$(53.9)	$(118.2)	$(163.0)
Income (loss) from discontinued operations, net of tax	2.7	(5.0)	1.3	84.5
Net income (loss)	$(49.4)	$(58.9)	$(116.9)	$(78.5)

Denominator:
Weighted average shares outstanding for basic EPS	134.6	133.8	134.4	133.5
Weighted average shares outstanding for diluted EPS*	134.6	133.8	134.4	133.5

Anti-dilutive share-based awards excluded from computation of diluted EPS*	—	—	—	—
* In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three and nine months ended October 1, 2022 or October 2, 2021.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments (1)	Post-Retirement and Pension Liability Adjustments, net of tax(1)	Total AOCI
Balance at December 31, 2021	$(22.0)	$67.4	$(9.9)	$35.5
OCI before reclassifications	136.1	(433.9)	(9.1)	(306.9)
Amounts reclassified from AOCI	(3.6)	(43.7)	1.6	(45.7)
Other comprehensive income (loss)	$132.5	$(477.6)	$(7.5)	$(352.6)
Balance at October 1, 2022	$110.5	$(410.2)	$(17.4)	$(317.1)
(1) Amounts reclassified from AOCI relate to the divestiture of the Latin American businesses

Perrigo Company plc - Item 1
Note 14

NOTE 14 – INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
(1,377.1)%	113.9%	5.3%	165.5%

The effective tax rate on the pre-tax loss for the three months ended October 1, 2022, increased compared to the effective tax rate on the pre-tax income for the three months ended October 2, 2021, primarily due to the Omega arbitration pre-tax income received in the prior year, which was largely non-taxable. The increase in the effective tax rate was offset, in part, by the income tax benefit associated with legal entity restructuring recognized for the three months ended October 1, 2022, and the income tax expense on the settlement of the Irish Notice of Assessment recognized in the prior year. The effective tax rate for this period differs from the statutory income tax rate of 12.5% mainly due to benefits on pre-tax losses not realized.

The effective tax rate on the pre-tax loss for the nine months ended October 1, 2022, decreased compared to the effective tax rate on the pre-tax income for the nine months ended October 2, 2021, primarily due to the income tax expense on the settlement of the Irish Notice of Assessment recognized in the prior year. The decrease in the effective tax rate was offset, in part, by the Omega arbitration pre-tax income received in the prior year, which was largely non-taxable and the tax benefit of the loss on sale of our Latin American businesses in 2022. The effective tax rate for this period differs from the statutory income tax rate of 12.5% mainly due to non-deductible acquisition costs related to the HRA Pharma acquisition, as well as benefits on pre-tax losses not realized.

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

A bench trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid

Perrigo Company plc - Item 1
Note 14

and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the drug is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a United States Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on nearly identical ANDA issues as we have before the court. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court's decision. On January 28, 2022, the IRS filed a Notice of Appeal with the United States Court of Appeals of the Third Circuit to appeal the United States Tax Court's decision in Mylan v. Comm'r. On August 22, 2022, the parties filed a Notice of New Authority in the refund case alerting the court to a United States Court of Federal Claims decision in Actavis Laboratories v. United States that also ruled in favor of the taxpayer on the ANDA issues.

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

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in certain intercompany debts owed by it to Perrigo Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. On May 7, 2020, the IRS issued a NOPA capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate ("AFR") (a blended rate reduction of 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. The NOPA proposes a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a RAR, together with the 30-day letter, requiring our filing of a written protest to request IRS Appeals consideration. The protest was timely filed with the IRS on February 26, 2021. On January 20, 2022, the IRS responded to our protest with its rebuttal in which it revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rates and proposed revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS rebuttal is 4.36%, an increase from the blended interest rate in the RAR of 2.57% but lower than the stated blended interest rate of the loans of 6.8%.We will pursue all available administrative and judicial remedies necessary to defend the deductibility of the interest expense on this indebtedness. If the IRS were to prevail in its revised proposed adjustment, we estimate an increase in tax expense of approximately $72.9 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the fiscal years ended December 31, 2015 through December 31, 2018 with potential section 163(j) carryover impacts beyond December 2018. If those further adjustments were sustained, based on preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense would not exceed $58.5 million, excluding interest and penalties. No further adjustments beyond this period are expected. We strongly disagree with the IRS position and we will pursue all available administrative and judicial remedies necessary. A preliminary IRS Appeals conference is scheduled for the interest rate issue in November 2022. At this stage we are unable to estimate additional liability, if any, associated with this matter.

In addition, the 30-day letter for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow reductions to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year. The NOPA asserts that the reduction of gross sales income of such chargebacks is an impermissible method of accounting and proposed a change in accounting

Perrigo Company plc - Item 1
Note 14

method that would defer the reduction in gross sales income until the year the prescription products were re-sold to covered retailers. The NOPA proposes an increase in sales revenue of approximately $99.5 million for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS Appeals consideration. On January 20, 2022, the IRS responded to our protest with its rebuttal and reiterated the NOPA's position that the accrued chargebacks are not currently deductible in the tax year accrued because all events have not occurred to establish the fact of the liability in the year deducted. A meeting to discuss this issue with IRS Appeals was held on October 12, 2022. We reached an agreement in principle with IRS Appeals, and both parties are now evaluating the amount of the payment that such agreement would require. Currently, we estimate that the settlement payment will be approximately $8.0 million, which would be fully covered by reserves for this issue. The settlement would resolve not only the 2013-2015 tax years but all of the remaining tax years through 2021, the last tax year with chargebacks due to the sale of the RX business in July 2021.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019.

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, LLC ("Athena") for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property in various developmental products, including the Multiple Sclerosis drug Tysabri, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax based on imputing royalty income to Athena using a 24.7% royalty rate derived by the IRS and a 40.0% accuracy-related penalty. This amount excludes consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagree with the IRS position. On December 22, 2016, we also received a NOPA for these years denying the deductibility of settlement costs incurred in 2011 by Athena's parent company Elan Pharmaceuticals, Inc. ("EPI") related to illegal marketing of Zonegran by EPI's employees in the United States raised in a Qui Tam action under the U.S. False Claims Act. We strongly disagree with the IRS' position on this issue as well. Because we believe that any concession on these issues in Appeals would be contrary to our evaluation of the issues and to avoid double taxation of the same income in the United States and Ireland, we pursued our remedies under the Mutual Agreement Procedure ("MAP") of the U.S.-Ireland Income Tax Treaty to alleviate double taxation. On April 21 and 23, 2020, we filed requests for Competent Authority Assistance with the IRS and Irish Revenue on the Tysabri royalty issue, and those MAP applications were accepted. On October 20, 2020, we amended our requests for Competent Authority Assistance to include the Zonegran issue and these supplemental requests were also accepted. On May 6, 2021, we had our opening conference with the IRS. A follow-up conference was held with the IRS on December 13, 2021 and we discussed our submission, which continues to be reviewed by the IRS. Our opening conference with Irish Revenue was held on July 23, 2021 and we discussed our submission, which continues to be reviewed by Irish Revenue. The U.S. and Irish Competent Authorities will seek to achieve a resolution that avoids double taxation on both the Tysabri royalty and Zonegran issues.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of October 1, 2022. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 15 – CONTINGENCIES

    In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of October 1, 2022, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

On July 14, 2020, the court issued an order designating the following cases to proceed on a more expedited basis (as a bellwether) than the other cases in MDL No. 2724: (a) the May 2019 state case alleging an overarching conspiracy involving more than 120 products (which does not name Perrigo a defendant) and (b) class actions alleging “single drug” conspiracies involving Clomipramine, Pravastatin, and Clobetasol. Perrigo is a defendant in the Clobetasol cases but not the others. On February 9, 2021, the Court entered an order provisionally deciding to remove the May 2019 state case and the pravastatin class cases from the bellwether proceedings. On May 7, 2021, the Court ruled that the clobetasol end payer and direct purchaser class cases will remain part of the bellwether. The Court also ruled that the June 10, 2020 state complaint against Perrigo and approximately 35 other manufacturers will move forward as a bellwether case. The bellwether cases are proceeding in discovery, which must be completed by June 1, 2023 under the schedule set by the Court on October 13, 2022. No trial dates have been set for any of the bellwether cases, or any of the other cases in the MDL.

Class Action Complaints

(a) Single Drug Conspiracy Class Actions

We have been named as a co-defendant with certain other generic pharmaceutical manufacturers in a number of class actions alleging single-product conspiracies to fix or raise the prices of certain drugs and/or allocate customers for those products starting, in some instances, as early as June 2013. The class actions were filed on behalf of putative classes of (a) direct purchasers, (b) end payors, and (c) indirect resellers. The products in question are Clobetasol gel, Desonide, and Econazole. The court denied motions to dismiss each of the complaints alleging “single drug” conspiracies involving Perrigo, and the cases are proceeding in discovery. As noted above, the Clobetasol cases have been designated to proceed on a more expedited schedule than the other cases. That schedule culminates with summary judgment motions due to be filed no later than April 15, 2024. No trial dates have been set for the Clobetasol cases, and no schedules have been set for the other “single drug” conspiracy cases.

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

Filed in June 2018, and later amended in December 2018 (with respect to direct purchasers) and April 2019 (with respect to end payors and indirect resellers), the first set of “overarching conspiracy” class actions include allegations against Perrigo and approximately 27 other manufacturers involving 135 drugs with allegations dating back to March 2011. The allegations against Perrigo concern only two formulations (cream and ointment) of one of the products at issue, Nystatin. The court denied motions to dismiss the first set of “overarching conspiracy” class actions, and they are proceeding in discovery. None of these cases are included in the group of cases on a more expedited schedule pursuant to the court’s May 7, 2021 order.

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

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 other generic pharmaceutical manufacturers, and certain individuals (including two former Perrigo employees), alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of eighty products. The allegations against Perrigo focus on the following drugs: Adapalene cream, Ammonium Lactate cream and lotion, Betamethasone dipropionate lotion, Bromocriptine tablets, Calcipotriene Betamethasone Dipropionate ointment, Ciclopirox cream, shampoo and solution, Clindamycin solution, Desonide cream and ointment, Econazole cream, Erythromycin base alcohol solution, Fluocinonide cream, Fluticasone lotion, Halobetasol cream and ointment, Hydrocortisone Acetate suppositories, Hydrocortisone Valerate cream, Imiquimod cream, Methazolamide tablets, Nystatin ointment, Prochlorperazine suppositories, Promethazine HCL suppositories, Tacrolimus ointment, and Triamcinolone cream and ointment. The Complaint was filed in the District of Connecticut, but has been transferred into the MDL. On May 7, 2021, the Court ruled that this case will move forward as a bellwether case. On September 9, 2021, the States filed an amended complaint, although the substantive allegations against Perrigo did not change. Perrigo moved to dismiss the Complaint on November 12, 2021. That motion has been fully briefed and is pending. This case is included among the “bellwether cases” designated to move on a more expedited schedule than the other cases in the MDL, and, as such, it will be subject to the June 1, 2023 fact discovery deadline and motions for summary judgment will be due on March 13, 2024 if the Complaint survives the pending motions to dismiss. Like the other cases in the MDL, no trial date has been set for this case.

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
Note 15

denied leave to appeal. The District Court has approved the issuance of a notice of the pendency of the class action, and the notice has been sent to shareholders who are eligible to participate in the classes.

In early July 2021, the Court assigned the securities class action case (Roofer’s case) to a new judge within the U.S. District Court for the District of New Jersey. Unless otherwise noted, each of the lawsuits discussed in the following sections is pending in the U.S. District Court for the District of New Jersey and remains with the originally assigned judge. The allegations in the complaints relate to events during certain portions of the 2015 through 2017 calendar years, including the period of the Mylan tender offer. All but one of these lawsuits allege violations of federal securities laws, but none are class actions. One lawsuit (Highfields) alleges only state law claims. Discovery in all these cases, except Starboard Value and Highfields, ended in November 2021. The cases pending in federal court in New Jersey listed below have been suspended since January 2022, pending the ruling on the summary judgment motions in the class action case (Roofers case). We intend to defend all these lawsuits vigorously.

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

Other Cases Related to Events in 2015-2017. Certain allegations in the following four cases also overlap with the allegations of the June 2017 amended complaint in the Roofers' Pension Fund case and with allegations in one or more of the other individual cases described in the sections above:

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

On the same day in June 2020, the same Highfields plaintiffs then filed a new lawsuit in Massachusetts State Court asserting the same factual allegations as in their federal lawsuit and alleging only Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. Defendants’ motion to dismiss was fully briefed as of late November 2020, argument occurred in early May 2021. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants’ filed their answers in January 2022 denying liability. The discovery phase in this case has begun (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court). The Court held a discovery conference and approved fact discovery deadlines into May, 2023 and later deadlines to complete expert discovery.

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

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in the In re Perrigo Company plc Sec. Litig case in New York federal court in which the settlement received final approval in February 2022. This case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. In 2019, the court granted two requests by Perrigo to stay the proceedings pending the resolution of proceedings in the United States. Perrigo filed a further request for a stay in February 2020, and the court granted the stay indefinitely. The plaintiff filed a motion to lift the stay then later agreed that the case should remain stayed

Perrigo Company plc - Item 1
Note 15

through February 2021. The stay continued in place during 2021. After the settlement of the U.S. case (In re Perrigo Company plc Sec. Litig.), Perrigo’s counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The plaintiff filed papers in late April 2022 requesting that the Court allow the parties some additional months to explore options, and the Court required the parties to provide an update no later than June 30, 2022. In June 2022 the Company and the plaintiff reported to the court that they were attempting mediation. The parties reported to the Court on September 22, 2022 that they wished to continue mediation efforts. The Court approved the request and indicated that parties should provide an update by November 13, 2022. Early in 2022, the case was transferred to a newly-appointed judges as the original judge has moved to a higher court. We intend to defend the lawsuit vigorously.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Mississippi, Missouri, New Jersey, Louisiana, Ohio, Oregon and Illinois alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of October 1, 2022, the Company is currently named in 74 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2022, 2023 and 2024, with the earliest trial date in November 2022.

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

As of October 1, 2022, the Company has been named in 348 personal injury lawsuits, most of which are in the MDL tied to various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company has also been named in a handful of similar lawsuits in the state courts of California, Illinois, Ohio, New Jersey, New York and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws. The Company believes that it has strong defenses to such claims based on a significant body of scientific evidence, and pursuant to the doctrine of federal preemption. As noted above, the Company has won multiple motions to dismiss in the MDL, as well as additional state court actions in California and Maryland.

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

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At October 1, 2022, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was approximately $67.8 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of approximately $42.8 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

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

Perrigo Company plc - Item 1
Note 17

NOTE 16 – RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2022			October 2, 2021	October 1, 2022			October 2, 2021
	Supply Chain Reinvention	Other Initiatives	Total	Total	Supply Chain Reinvention	Other Initiatives	Total	Total
Beginning balance	$7.6	$5.9	$13.5	$10.2	$—	$6.9	$6.9	$9.1
Additional charges	11.4	7.7	19.1	1.0	22.3	9.9	32.2	11.8
Payments	(10.0)	(2.9)	(12.9)	(3.7)	(13.3)	(5.7)	(19.0)	(13.3)
Non-cash adjustments	—	(0.4)	(0.4)	(0.1)	—	(0.8)	(0.8)	(0.2)
Ending balance	$9.0	$10.3	$19.3	$7.4	$9.0	$10.3	$19.3	$7.4

The charges incurred during the three and nine months ended October 1, 2022 and October 2, 2021 were primarily associated with actions taken on supply chain restructuring in 2022 and actions to streamline the organization in 2021.

There were no other material restructuring programs for the three and nine months ended October 1, 2022 and October 2, 2021. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $19.3 million liability for employee severance benefits and consulting fees is expected to be paid within the next year.

Perrigo Company plc - Item 2
Note 18
NOTE 17 – SEGMENT INFORMATION

Our segment reporting structure is consistent with the way our management makes operating decisions, allocates resources and manages the growth and profitability of the business (refer to Note 1).

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	October 1, 2022	December 31, 2021
CSCA	$5,278.5	$5,983.8
CSCI	5,399.0	4,425.8
Held for sale	—	16.1
Total	$10,677.5	$10,425.7

	Three Months Ended
	October 1, 2022			October 2, 2021
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$722.3	$75.2	$14.6	$694.2	$90.4	$12.7
CSCI	377.9	1.3	53.3	348.5	4.3	39.5
Unallocated	—	(43.4)	—	—	343.6	—
Continuing Operations Total	$1,100.2	$33.1	$67.9	$1,042.7	$438.3	$52.2

	Nine Months Ended
	October 1, 2022			October 2, 2021
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$2,160.2	$240.0	$40.6	$1,957.0	$113.9	$38.7
CSCI	1,136.1	19.0	138.2	1,076.8	23.1	120.3
Unallocated	—	(211.1)	—	—	226.7	—
Continuing Operations Total	$3,296.3	$47.9	$178.8	$3,033.8	$363.7	$159.0

NOTE 18 – SUBSEQUENT EVENTS

Nestlé’s Gateway Infant Formula Plant and Good Start® infant formula brand Acquisition

On November 1, 2022, we purchased Nestlé’s Gateway infant formula plant in Eau Claire, Wisconsin, along with the U.S. and Canadian rights to the Good Start® infant formula brand, for $110.0 million in cash. The acquisition will be accounted for as a business combination and operating results attributable to the products will be included in our CSCA segment. This purchase is the first major initiative in our recently announced Supply Chain Reinvention program and is expected to strengthen and expand our U.S. infant formula manufacturing capabilities.

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

Our reporting and operating segments reflect the way our management makes operating decisions, allocates resources and manages the growth and profitability of the Company. Our segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business in the U.S. and Canada, including HRA Pharma since it was acquired on April 29, 2022. CSCA previously included our Latin American businesses until they were disposed on March 9, 2022.

•Consumer Self-Care International ("CSCI") comprises our consumer self-care business in Europe and Australia, including HRA Pharma since it was acquired on April 29, 2022, which are primarily branded, and our store brand business in the United Kingdom and parts of Europe and Asia.

As a result of the completed acquisition of HRA Pharma, the Company updated its global reporting product categories beginning in the second quarter of 2022. These product category updates have been adjusted retrospectively to reflect the changes. The following updates have no impact on the Company's historical consolidated financial position, results of operations, or cash flows:

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

Perrigo Company plc - Item 2
Executive Overview

Highlights and Recent Developments

•On July 11, 2022, HRA Pharma, a Perrigo company, announced that it submitted its application for an Rx-to-OTC switch for Opill®, a progestin-only daily birth control pill (also referred to as a mini pill or non-estrogen pill). If approved, this would be the first daily birth control pill available OTC without a prescription in the U.S. On October 26, 2022, Perrigo announced that it has received notification that the U.S. Food and Drug Administration (FDA) has postponed the joint meeting of the Nonprescription Drugs Advisory Committee and the Obstetrics, Reproductive and Urologic Drugs Advisory Committee, previously planned for November 18, 2022, to discuss the Company's application for Opill® once daily oral contraceptive for OTC use. The rescheduled date for the joint advisory committee meeting has not yet been determined. The FDA postponed the meeting in order to review additional information requested related to the Opill® Rx-to-OTC switch. In a notice received from the FDA, the Prescription Drug User Fee Act (PDUFA) date for Opill® has been extended by 90 days. The Company will continue to work collaboratively with the FDA to ensure a timely and thorough review.
•On July 11, 2022, Albert A. Manzone was appointed as a member of our board of directors, effective July 30, 2022. Mr. Manzone also serves as a member of the Board’s Talent & Compensation Committee.

Supply Chain Reinvention Program

In 2022, we initiated a Supply Chain Reinvention Program to reduce our structural cost base and improve profitability by streamlining and simplifying our global supply chain. Through the initiative, we plan to reduce portfolio complexity, invest in advanced planning capabilities, diversify sourcing, upgrade automated manufacturing assets, and optimize distribution and logistics models. The Company initiated the first phase of this program, by announcing on November 1, 2022, a $170 million strategic investment to expand and strengthen its U.S. infant formula manufacturing through a $110 million purchase of Nestlé’s Gateway infant formula plant in Eau Claire, Wisconsin ("Gateway"), along with the U.S. and Canadian rights to the Good Start® infant formula brand and other related formula brands, and an additional $60 million investment into the plant. During the three and nine months ended October 1, 2022, we recorded total Supply Chain Reinvention Program restructuring and implementation charges of $11.8 million and $22.7 million, respectively, comprised primarily of consulting and severance expenses.

Inflationary Costs and Supply Chain

Beginning in the second half of 2021, our gross margins have been negatively impacted by significant inflation and disruption costs in our supply chain and logistics and distribution networks, and by availability and wage rate inflation in our labor markets. During this time, supply chain disruptions, including a lack of truck drivers in the U.S. and record delays at global shipping ports, led to higher unfulfilled customer orders and higher input costs compared to the prior year. Further ongoing supply chain disruption resulting from the COVID-19 pandemic and the Russian war in Ukraine has driven prices higher for many of the cost of goods sold items and commodities we procure. Additionally, limited labor market availability became more challenging with higher vacancies and increased attrition, driving the need for higher compensation, such as wage rate increases and other retention benefits. As such, we implemented a series of actions to substantially mitigate these and other inflationary cost pressures, including pricing and procurement actions to reconfigure distribution for short-term shipments, adding logistics capacity, improved talent attraction and retention initiatives, increasing the purchase cycle related to the manufacturing process, and initiating our supply chain reinvention program. Benefits from our actions are anticipated to substantially offset inflationary pressures, however the duration and extent of inflation pressure, including impacts from the Russian war in Ukraine, changes in labor market availability and wage rates, as well as the acceptance of any further pricing actions we may take in the markets we operate, is uncertain.

War in Ukraine

The invasion of Ukraine by Russia and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine have negatively impacted our results from operations in the region. We currently have 95 employees working out of our Ukraine subsidiary. We do not have a subsidiary or employees in Russia. We have no manufacturing facilities in either Russia or Ukraine and we previously sold products into Russia entirely through distributors. For the year ended December 31, 2021, these countries included approximately $27 million of net sales, $15 million of gross profit, and $8 million of operating income. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. Future impacts are difficult to predict due to the high level of uncertainty related to the war’s duration, evolution and resolution.

Perrigo Company plc - Item 2
Executive Overview

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

Impact of COVID-19 Pandemic

As the COVID-19 global pandemic and the emergence of new variants continues to evolve, the spread of the disease and actions to slow it have impacted, and continue to impact, our business and the global self-care markets in which we sell our products. This evolution may contribute to economic recessions or a slowdown of economic growth in certain countries or globally, which may result in increased or reduced demand for our products. COVID-19 has and could lead to future volatility in consumer preferences and access to our products (due to government actions or key material, transportation and labor shortages impacting our ability to produce and ship products), or impact consumers’ movements and access to our products. The emergence and spread of new disease variants or additional outbreaks in markets in which we operate could result in new or reimposed restrictions or cause market and consumer trends to change. It remains uncertain if the consumer and customer behavior surrounding COVID-19 that previously impacted net sales will change, and how potential supply chain disruptions may evolve going forward.

Economic Uncertainty

While many consumer self-care market factors recently have or are expected to trend towards pre-COVID-19 pandemic norms, current macroeconomic conditions remain very dynamic, including impacts from rising inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest, legislative and regulatory changes, and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2021. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.

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

On May 7, 2020, we received a final Notice of Proposed Adjustment ("NOPA") from the IRS regarding the deductibility of interest related to the IRS audit of Perrigo U.S. for the years ended June 28, 2014 and June 27, 2015. The NOPA capped the interest rate on certain intercompany debt for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate (a blended rate reduction of approximately 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. The IRS followed-up the NOPA with the issuance of a Revenue Agent's Report ("RAR"), together with a 30-day letter on January 13, 2021, restating its adjustments in the NOPA. On May 3, 2021, the IRS notified us that it would no longer pursue the 130.0% of AFR position as indicated in the NOPA due to a change in IRS policy. On January 20, 2022, the IRS responded to our protest to request IRS Appeals consideration, which we filed on February 26, 2021, with its rebuttal, and revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rate and proposing revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS rebuttal is 4.36%, an increase from the blended interest rate in the NOPA of 2.57%, but lower than the stated blended interest rate of the loans of 6.8%. A preliminary Appeals conference is scheduled for the interest rate issue in November 2022. We will pursue all

Perrigo Company plc - Item 2
Executive Overview

available administrative and judicial remedies necessary to defend the deductibility of the interest expense on this indebtedness.

In addition, the 30-day letter and Revenue Agent's Report for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow reductions to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year. The NOPA asserted that the reduction of gross sales income of such chargebacks is an impermissible method of accounting and proposed a change in accounting method that would defer the reduction in gross sales income until the year the prescription products were re-sold to covered retailers. The NOPA proposed an increase in sales revenue of approximately $99.5 million for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS Appeals consideration. On January 20, 2022, the IRS responded to our protest with its rebuttal and reiterated the NOPA's position that the accrued chargebacks are not currently deductible in the tax year accrued because all events have not occurred to establish the fact of the liability in the year deducted. A meeting to discuss this issue with IRS Appeals was held on October 12, 2022, and we reached an agreement in principle with IRS Appeals. Both parties are now evaluating the amount of the payment that such agreement would require. The settlement would resolve not only the 2013-2015 tax years but all of the remaining tax years through 2021, the last tax year with chargebacks due to the sale of the Rx business in July 2021. Currently, we estimate that the settlement payment will be approximately $8.0 million, which is fully covered by reserves for this issue.

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

RESULTS OF OPERATIONS

Currency Translation

Currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three and nine months ended October 1, 2022 at the average exchange rates for the reporting period and average exchange rates for the three and nine months ended October 2, 2021.

Perrigo Company plc - Item 2
Consolidated

CONSOLIDATED

Consolidated Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	October 1, 2022	October 2, 2021
Net sales	$1,100.2	$1,042.7
Gross profit	$362.9	$336.4
Gross profit %	33.0%	32.3%
Operating income (loss)	$33.1	$438.3
Operating income (loss) %	3.0%	42.0%

Total Net Sales by Segment for the Three Months Ended October 1, 2022

CSCA
66%
CSCI
34%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Three Months Ended October 1, 2022 vs. Three Months Ended October 2, 2021

Net sales increased $57.5 million, or 5.5%, primarily due to:
•$77.7 million increase, or 7.7%, due primarily to approximately $55 million in positive pricing benefits, as well as global market share gains across several of our product categories, and an increase of $24.7 million in cough/cold-related product sales that primarily benefited the Upper Respiratory category; and
•$70.9 million increase from the addition of HRA Pharma, inclusive of a $10.1 million unfavorable effect of currency translation;
partially offset by:
•$60.1 million decrease from unfavorable foreign currency translation excluding HRA Pharma; and
•$31.0 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset.

Operating income decreased $405.2 million, or 92.4%, due primarily to:

•$26.5 million increase in gross profit driven by higher gross profit flow-through resulting from positive sales pricing benefits and higher sales volumes, and a $35.1 million increase from the addition of HRA Pharma; partially offset by $31.8 million of cost of goods sold inflation and increased freight expenses, $29.0 million of unfavorable foreign currency translation, and the divestitures of the Latin American businesses and ScarAway® brand asset. Gross profit as a percentage of net sales increased 70 basis points compared to the prior year due to the same factors that drove gross profit and absence of two product recalls in the prior year, partially offset by lower sales volume and pricing to the divested RX business.

Perrigo Company plc - Item 2
Consolidated

•$431.7 million increase in operating expenses due primarily to:
◦The absence of $417.6 million Omega arbitration award received in the prior year, partially offset by $3.5 million of impairment charges related to the divested Latin American businesses in the prior year;
◦$39.6 million increase from the addition of HRA Pharma; partially offset by
◦$19.4 million decrease from foreign currency translation;
◦$5.3 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset.
Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	October 1, 2022	October 2, 2021
Net sales	$3,296.3	$3,033.8
Gross profit	$1,072.8	$1,053.8
Gross profit %	32.5%	34.7%
Operating income (loss)	$47.9	$363.7
Operating income (loss) %	1.5%	12.0%

Total Net Sales by Segment for the Nine Months Ended October 1, 2022

CSCA
66%
CSCI
34%

* Total net sales by geography is derived from the location of the entity that sells to a third party.

Perrigo Company plc - Item 2
Consolidated

Nine Months Ended October 1, 2022 vs. Nine Months Ended October 2, 2021

Net sales increased $262.5 million, or 8.7% due primarily to:
•$339.5 million increase, or 11.4%, due primarily to a $145.3 million increase in cough/cold sales from higher incidences of cough/cold and flu-like illnesses globally, positive pricing benefits of approximately $115 million, a volume increase of $61.1 million in U.S. Nutrition business from store brand infant formula share gains due partly to a national brand recall, and an increase from the addition of contract manufacturing sales to the divested RX business, partially offset by net sales declines in certain other product categories; and
•$128.7 million increase from the addition of HRA Pharma, inclusive of a $16.9 million unfavorable effect of currency translation; partially offset by
•$145.1 million decrease from unfavorable foreign currency translation excluding HRA Pharma; and
•$60.6 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset.
Operating income decreased $315.8 million, or 86.8%, due primarily to:

•$19.0 million increase in gross profit driven by higher gross profit flow-through resulting from positive sales pricing benefits and higher sales volumes, and $63.0 million from the addition of HRA Pharma, partially offset by $97.6 million of cost of goods sold inflation and increased freight expenses, $71.3 million of unfavorable foreign currency translation, lower operating efficiencies, the divestitures of the Latin American businesses and ScarAway® brand asset, and an increase in customer service penalties. Gross profit as a percentage of net sales decreased 220 basis points compared to the prior year due to the addition of third party sales to the divested RX business, cost of goods sold inflation and increased freight expenses, and unfavorable foreign currency translation, partially offset by the same factors that drove gross profit.

•$334.8 million increase in operating expenses due primarily to:
◦The absence of $417.6 million Omega arbitration award received in the prior year, partially offset by $162.1 million of prior year impairment charges related to the divested Latin American businesses; and
◦$83.9 million increase from the addition of HRA Pharma; partially offset by
◦$46.6 million decrease from foreign currency translation; and
◦$8.4 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset;
◦$46.8 million increase in distribution due primarily to increased third party logistics and warehouse costs, and higher employee expenses, partially offset by cost savings related to restructuring initiatives.

CONSUMER SELF-CARE AMERICAS

Recent Trends and Developments

•As the markets in which we operate have relaxed COVID-19 related restrictions and returned to in-person activities, incidence levels of factors that may impact sales of our products, including cough, cold and flu-like illnesses, have increased. Refer to "Impact of COVID-19 Pandemic" above.

•Gross margin has been negatively impacted by significant inflation and disruption costs in our supply chain, and, more recently, less availability in our labor markets and wage rate inflation (refer to "Inflationary Costs and Supply Chain" above). As such, we implemented additional pricing and procurement actions, which offset the negative gross profit dollar impact starting in the second quarter of 2022. Additionally, we implemented a Supply Chain Reinvention Program in 2022 to reduce our structural cost base and improve profitability by streamlining and simplifying our global supply chain (refer to "Supply Chain Reinvention Program" above).

Perrigo Company plc - Item 2
CSCA

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	October 1, 2022	October 2, 2021
Net sales	$722.3	$694.2
Gross profit	$190.3	$187.6
Gross profit %	26.3%	27.0%
Operating income (loss)	$75.2	$90.4
Operating income (loss) %	10.4%	13.0%

Three Months Ended October 1, 2022 vs. Three Months Ended October 2, 2021

Net sales increased $28.1 million, or 4.0%, due primarily to:

•$48.7 million increase, or 7.3%, due primarily to positive sales pricing benefits, market share gains across categories, including in Nutrition from store brand infant formula share gains due partly to a national brand recall, and benefits from e-commerce growth and new products sales; and
•$10.4 million increase from the addition of HRA Pharma; partially offset by
•$31.0 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset.

Sales	Three Months Ended
(in millions, except percentages)	October 1, 2022	October 2, 2021	$ Change	% Change
Upper Respiratory	$132.2	$121.9	$10.3	8.4%
Nutrition	124.4	105.3	19.1	18.1%
Digestive Health	119.6	110.6	9.0	8.1%
Pain and Sleep-Aids	104.0	108.4	(4.4)	(4.1)%
Oral Care	83.6	76.7	6.9	9.0%
Healthy Lifestyle	73.8	72.1	1.7	2.4%
Skin Care	48.9	46.4	2.5	5.4%
Women's Health	12.4	10.4	2.0	19.2%
Vitamins, Minerals, and Supplements ("VMS")	7.1	8.1	(1.0)	(12.3)%
Other CSCA	16.3	34.3	(18.0)	(52.5)%
Total CSCA	$722.3	$694.2	$28.1	4.0%
Global product category reporting was updated in the second quarter of 2022 and results were adjusted retrospectively to reflect the changes. Refer to Item 1. Note 2.

Sales drivers in each category are provided below:

•Upper Respiratory: Net sales of $132.2 million increased 8.4% due primarily to share gains from national brands and store brand competitors in cough/cold and allergy, and the new launch of Nasonex®24HR. This growth was partially offset by the unfavorable impact of 4.8 percentage points from the divested Latin American businesses;
•Nutrition: Net sales of $124.4 million increased 18.1% due primarily to store brand share gains in infant formula, due in part to a national brand recall, as well as third-party contract sales. Oral electrolytes also contributed positively to sales in the quarter;
•Digestive Health: Net sales of $119.6 million increased 8.1% due primarily to increased manufacturing capacity and demand for Polyethylene Glycol 3350 as well as new products, including Omeprazole Cool Mint. Growth in the category was partially offset by an unfavorable 2.2 percentage points from the divestiture of the Latin American business;

Perrigo Company plc - Item 2
CSCA

•Pain and Sleep-aids: Net sales of $104.0 million decreased 4.1% due primarily to the unfavorable impact of 7.7 percentage points from the divested Latin American businesses, partially offset by increased demand for children's analgesics products;
•Oral Care: Net sales of $83.6 million increased 9.0% due primarily to sales of Plackers® and REACH®, in addition to growth in store brand offerings, primarily from manual toothbrushes;
•Healthy Lifestyle: Net sales of $73.8 million increased 2.4% due primarily to increased distribution of store brand smoking cessation products, partially offset by the discontinuation of diabetes products;
•Skin Care: Net sales of $48.9 million increased 5.4% due primarily to the addition of HRA Pharma brands, including Mederma® and Compeed®, partially offset by unfavorable impact of 3.0 percentage points from the divested Latin American businesses and ScarAway® brand asset, as well as discontinued products;

•Women's Health: Net sales of $12.4 million increased 19.2% due primarily to the addition of HRA Pharma brands, including ella®; and

•VMS and Other: Net sales of $23.4 million decreased 44.8% due primarily to the unfavorable impact of 17.0 percentage points from the divested Latin American businesses.

Operating income decreased $15.2 million, or 16.8%, due primarily to:

•$2.7 million increase in gross profit due to positive sales pricing benefits and the addition of HRA Pharma; partially offset by cost of goods sold inflation and increased freight expenses, as well as divestitures of the Latin American businesses and ScarAway® brand asset. Gross profit as a percentage of net sales decreased 70 basis points compared to the prior year due to cost of goods sold inflation and increased freight expenses, lower operating efficiencies, and lower sales volume and pricing to the divested RX business versus the prior year, partially offset by the same factors that drove gross profit.

•$17.9 million increase in operating expenses due primarily to the addition of HRA Pharma, higher distribution costs due primarily to increased third party logistics and warehouse costs, partially offset by the absence of the divested Latin American businesses and related impairment charges incurred in the prior year.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	October 1, 2022	October 2, 2021
Net sales	$2,160.2	$1,957.0
Gross profit	$555.0	$569.5
Gross profit %	25.7%	29.1%
Operating income	$240.0	$113.9
Operating income %	11.1%	5.8%

Nine Months Ended October 1, 2022 vs. Nine Months Ended October 2, 2021

Net sales increased $203.2 million, or 10.4%, due primarily to:
•$243.8 million increase, or 12.9%, due primarily to a strong rebound in categories that were unfavorably impacted by the reduced COVID-19 pandemic-related consumer demand in the prior year (including cough, cold and flu related products, and sales growth in Nutrition from store brand infant formula share gains due partly to a national brand recall, positive sales pricing benefits, the recognition of contract manufacturing sales to the divested RX business, and benefits from e-commerce growth and new products sales; and
•$20.1 million increase from the addition of HRA Pharma; partially offset by
•$60.6 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset.

Perrigo Company plc - Item 2
CSCA

Sales	Nine Months Ended
(in millions, except percentages)	October 1, 2022	October 2, 2021	$ Change	% Change
Upper Respiratory	$430.9	$345.8	$85.1	24.6%
Nutrition	376.7	293.3	83.4	28.4%
Digestive Health	363.3	344.0	19.3	5.6%
Pain and Sleep-Aids	309.5	292.9	16.6	5.7%
Oral Care	230.6	227.4	3.2	1.4%
Healthy Lifestyle	208.7	213.0	(4.3)	(2.0)%
Skin Care	138.4	139.1	(0.7)	(0.5)%
Women's Health	32.6	28.7	3.9	13.6%
VMS	23.0	24.3	(1.3)	(5.3)%
Other CSCA	46.5	48.5	(2.0)	(4.1)%
Total CSCA	$2,160.2	$1,957.0	$203.2	10.4%
Global product category reporting was updated in the second quarter of 2022 and results were adjusted retrospectively to reflect the changes. Refer to Item 1. Note 2.

Sales in each category were driven primarily by:

•Upper Respiratory: Net sales of $430.9 million increased 24.6% due primarily to higher incidences of cough/cold and flu-like illnesses that led to strong demand, online and in-store, for cough/cold products, demand for allergy products and the successful launch of Nasonex®; partially offset by the divestiture of the Latin American businesses;
•Nutrition: Net sales of $376.7 million increased 28.4% due primarily to strong growth in U.S. store brand infant formula stemming from share gains and a national brand recall, new product launches within infant formula and continued growth in the oral electrolytes business;
•Digestive Health: Net sales of $363.3 million increased 5.6% due primarily to growth in store brand proton pump inhibitor products, e-commerce, increased manufacturing capacity and demand for Polyethylene Glycol 3350 and new products, partially offset by the divestiture of the Latin American businesses;
•Pain and Sleep-Aids: Net sales of $309.5 million increased 5.7% due primarily to strong demand for analgesics products stemming from higher incidences of cough/cold and flu-like illnesses, including COVID-19; partially offset by the divestiture of the Latin American businesses;
•Oral Care: Net sales of $230.6 million increased 1.4% due primarily to branded and non-branded sales offering growth, partially offset by delayed receipt of products manufactured outside the U.S., leading to unfulfilled customer orders;
•Healthy Lifestyle: Net sales of $208.7 million decreased 2.0% due primarily to the discontinuation of certain diabetes products; partially offset by increased distribution of store brand smoking cessation products;
•Skin Care: Net sales of $138.4 million decreased 0.5% due primarily to the divested Latin American businesses and ScarAway® brand asset, mostly offset by the addition of HRA Pharma brands, including Mederma® and Compeed®;

•Women's Health: Net sales of $32.6 million increased 13.6% due primarily to the addition of HRA Pharma, including the brand ella®; and

•VMS and Other: Net sales of $69.5 million decreased 4.5% due primarily to the divestiture of the Latin American businesses.

Perrigo Company plc - Item 2
CSCA

Operating income increased $126.1 million, or 110.7%, due primarily to:

•$14.5 million decrease in gross profit due primarily to $70.4 million of cost of goods sold inflation and increased freight expenses, $17.0 million from the divestitures of the Latin American businesses and ScarAway® brand asset, lower operating efficiencies, and a $7.6 million increase in customer service penalties; partially offset by higher gross profit flow-through resulting from approximately $61 million of positive sales pricing benefits and higher sales volumes, and from the addition of HRA Pharma. Gross profit as a percentage of net sales decreased 340 basis points compared to the prior year due to the same factors that drove gross profit and the addition of third party sales to the divested RX business, which have a lower margin profile.

•$140.6 million decrease in operating expenses due primarily to the absence of $158.6 million of prior year impairment charges and operating expenses related to the divested Latin American businesses; partially offset by the addition of HRA Pharma and higher distribution costs, largely from increased third party logistics and warehouse costs.

CONSUMER SELF-CARE INTERNATIONAL

Recent Trends and Developments

•As the markets in which we operate have relaxed COVID-19 related restrictions and returned to in-person activities, incidence levels of factors that may impact sales of our products, including cough, cold and flu-like illnesses have increased. Refer to "Impact of COVID-19 Pandemic" above.

•The invasion of Ukraine by Russia and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine has negatively impacted our results of operations in the region. Refer to "War in Ukraine" above.

•Supply chain disruption, inflation, labor market availability and wage rates are driving higher input costs compared to the prior year (refer to "Inflationary Costs and Supply Chain" above). As such, we implemented a series of actions to improve the situation, including pricing and procurement actions, which began to offset the negative gross profit dollar impact in the second quarter of 2022. Additionally, we implemented a Supply Chain Reinvention Program in 2022 to reduce our structural cost base and improve profitability by streamlining and simplifying our global supply chain (refer to "Supply Chain Reinvention Program" above).

Segment Financial Results

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	October 1, 2022	October 2, 2021
Net sales	$377.9	$348.5
Gross profit	$172.6	$148.8
Gross profit %	45.7%	42.7%
Operating income	$1.3	$4.3
Operating income %	0.3%	1.2%

Three Months Ended October 1, 2022 vs. Three Months Ended October 2, 2021

Net sales increased $29.4 million, or 8.4%, due primarily to:
•$60.5 million increase from the addition of HRA Pharma, inclusive of a $10.1 million unfavorable effect of currency translation;

•$29.0 million increase, or 8.3%, from positive sales pricing benefits and higher sales volumes led by new product launches; partially offset by

•$60.1 million decrease from unfavorable foreign currency translation.

Perrigo Company plc - Item 2
CSCI

Sales	Three Months Ended
(in millions, except percentages)	October 1, 2022	October 2, 2021	$ Change	% Change
Skin Care	$132.4	$114.2	$18.2	15.9%
Upper Respiratory	63.2	52.3	10.9	20.8%
VMS	45.9	54.6	(8.7)	(15.9)%
Women's Health	29.9	13.4	16.5	123.1%
Pain and Sleep-Aids	29.0	33.7	(4.7)	(13.9)%
Healthy Lifestyle	25.0	37.1	(12.1)	(32.6)%
Oral Care	20.2	23.1	(2.9)	(12.6)%
Digestive Health	4.1	5.7	(1.6)	(28.1)%
Other CSCI	28.2	14.4	13.8	95.8%
Total CSCI	$377.9	$348.5	$29.4	8.4%
Global product category reporting was updated in the second quarter of 2022 and results were adjusted retrospectively to reflect the changes. Refer to Item 1. Note 2.

Sales in each category were driven primarily by:

•Skin Care: Net sales of $132.4 million increased 15.9%, inclusive of a 21.3% unfavorable effect of currency translation, driven primarily by the addition of HRA Pharma brands, including Compeed®, new products in the Sebamed and ACO skincare lines, and increased net sales of anti-parasite offerings that are outpacing strong category growth;
•Upper Respiratory: Net sales of $63.2 million increased 20.8%, inclusive of a 23.0% unfavorable effect of currency translation, led by strong demand for cough/cold products, including Bronchostop, Bronchonolo, Coldrex and U.K. store brands;
•VMS: Net sales of $45.9 million decreased 15.9%, inclusive of a 15.7% unfavorable effect of currency translation. Lower overall category consumption and lower sales of the nutraceutical products including Granufink and Zaffranax were mostly offset by the restocking of the Abtei brand in Germany following the third quarter 2021 recall of certain batches;
•Women's Health: Net sales of $29.9 million increased 123.1%, inclusive of a 40.3% unfavorable effect of currency translation, due primarily to the addition of HRA Pharma brands, including ellaOne® and NorLevo®;
•Pain & Sleep-Aids: Net sales of $29.0 million decreased 13.9%, inclusive of a 16.3% unfavorable effect of currency translation, due primarily to such negative currency impact; partially offset by higher demand for Solpadeine, a paracetamol-based analgesics product.
•Healthy Lifestyle: Net sales of $25.0 million decreased 32.6%, inclusive of a 12.7% unfavorable effect of currency translation, due primarily to lower category consumption in weight management and smoking cessation, impacting XLS Medical and NiQuitin, respectively ; and
•Digestive Health, Oral Care and Other: Net sales of $52.5 million increased 21.5%, inclusive of a 22.7% unfavorable effect of currency translation, due primarily to the addition of the HRA Pharma Rare Diseases portfolio in the Other category.

Operating income decreased $3.0 million, or 69.8%, due primarily to:

•$23.8 million increase in gross profit due primarily to higher gross profit flow-through resulting from positive sales pricing benefits and higher sales volumes, and the addition of HRA Pharma, and improved manufacturing productivity, partially offset by $29.0 million of unfavorable foreign currency translation, higher freight and input costs, and the unfavorable impact from the Russian war in Ukraine. Gross profit as a percentage of net sales increased 300 basis points due primarily to the same factors that drove gross profit.

Perrigo Company plc - Item 2
CSCI

•$26.8 million increase in operating expenses due primarily to the addition of HRA Pharma and higher R&D, selling and administrative employee expenses, partially offset by $19.2 million from foreign currency translation.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	October 1, 2022	October 2, 2021
Net sales	$1,136.1	$1,076.8
Gross profit	$517.8	$484.3
Gross profit %	45.6%	45.0%
Operating income	$19.0	$23.1
Operating income %	1.7%	2.1%

Nine Months Ended October 1, 2022 vs. Nine Months Ended October 2, 2021

Net sales increased $59.3 million, or 5.5%, due to:
•the addition of $108.6 million from HRA Pharma, inclusive of a $16.9 million unfavorable effect of currency translation;
•$95.7 million, or 8.9%, net increase driven primarily by a strong rebound in categories that were unfavorably impacted by the reduced COVID-19 pandemic-related consumer demand in the prior year as well as positive sales pricing benefits and higher sales volumes led by new product launches; partially offset by
•$145.0 million decrease from unfavorable foreign currency translation.

Sales	Nine Months Ended
(in millions, except percentages)	October 1, 2022	October 2, 2021	$ Change	% Change
Skin Care	$342.1	$304.3	$37.8	12.4%
Upper Respiratory	184.6	137.4	47.2	34.4%
VMS	146.1	171.2	(25.1)	(14.7)%
Pain and Sleep-Aids	130.8	131.4	(0.6)	(0.5)%
Healthy Lifestyle	105.4	134.5	(29.1)	(21.6)%
Women's Health	67.3	42.1	25.2	59.9%
Oral Care	65.1	70.6	(5.5)	(7.8)%
Digestive Health	13.3	15.5	(2.2)	(14.2)%
Other CSCI	81.4	69.8	11.6	16.6%
Total CSCI	$1,136.1	$1,076.8	$59.3	5.5%
Global product category reporting was updated in the second quarter of 2022 and results were adjusted retrospectively to reflect the changes. Refer to Item 1. Note 2.

Sales in each category were driven primarily by:

•Skin Care: Net sales of $342.1 million increased 12.4%, inclusive of a 17.8% unfavorable effect of currency translation, driven primarily by the addition of HRA Pharma, strong performance in the Sebamed and ACO skincare lines, and increased net sales of anti-parasite products;
•Upper Respiratory: Net sales of $184.6 million increased 34.4%, inclusive of a 17.2% unfavorable effect of currency translation, as the higher incidences of cough/cold and flu-like illnesses led to strong demand for cough/cold products in addition to improved performance in allergy related products;
•VMS: Net sales of $146.1 million decreased 14.7%, inclusive of a 10.8% unfavorable effect of currency translation, due primarily to lower category consumption and lower sales of Probify in certain markets;
•Pain & Sleep-Aids: Net sales of $130.8 million decreased 0.5%, inclusive of a 10.7% unfavorable effect of currency translation, due primarily to such negative currency impact; partially offset by higher demand for Solpadeine and an increase in U.K. store brand sales within the category;

Perrigo Company plc - Item 2
CSCI

•Healthy Lifestyle: Net sales of $105.4 million decreased 21.6%, inclusive of a 8.7% unfavorable effect of currency translation, due primarily to lower net sales in the XLS Medical weight management franchise and NiQuitin smoking cessation products stemming from lower category consumption;
•Women's Health: Net sales of $67.3 million increased 59.9%, inclusive of a 19.9% unfavorable effect of currency translation, due primarily to the addition of HRA Pharma; and
•Digestive Health, Oral Care and Other: Net sales of $159.8 million increased 2.5%, inclusive of a 15.8% unfavorable effect of currency translation, due primarily to the addition of the HRA Pharma Rare Diseases portfolio in the Other category, partially offset by lower sales of distribution brands.
Operating income decreased $4.1 million, or 17.7%, due primarily to:

•$33.5 million increase in gross profit due primarily to higher gross profit flow-through resulting from higher sales volumes, positive sales pricing benefits, the addition of HRA Pharma, partially offset by $71.3 million of unfavorable foreign currency translation, higher freight and input costs, and unfavorable impact from the Russian war in Ukraine. Gross profit as a percentage of net sales increased 60 basis points due primarily to the same factors that drove gross profit; and

•$37.6 million increase in operating expenses due primarily to the addition of HRA Pharma, higher R&D, selling and administrative employee expenses, and higher distribution expenses, partially offset by $46.6 million from foreign currency translation.

Unallocated Expenses

Unallocated expenses (income) are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Nine Months Ended
October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
$43.4	$(343.6)	$211.1	$(226.7)

The increase of $387.0 million in unallocated expenses during the three months ended October 1, 2022 compared to the prior year period was due primarily to the absence of the $417.6 million Omega arbitration award in the prior year from the current year expenses, partially offset by the absence of transaction fees associated with the sale of the RX business and litigation expense incurred in the prior year. Additionally, the current year included higher expenses associated with our Supply Chain Reinvention Program and HRA Pharma related integration costs.

The increase of $437.8 million in unallocated expenses during the nine months ended October 1, 2022 compared to the prior year period was due primarily to the absence of the $417.6 million Omega arbitration award in the prior year from the current year expenses, partially offset by the absence of transaction fees associated with the sale of the RX business and litigation expense incurred in the prior year and cost savings related to restructuring initiatives. Additionally, the current year included higher expenses associated with HRA Pharma related acquisition and integration fees, and expenses associated with our Supply Chain Reinvention Program.

Interest expense, net, and Other (income) expense, net

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest expense, net	$41.0	$30.9	$115.1	$94.5
Other (income) expense, net	$(4.0)	$18.5	$48.7	$20.4
Loss on extinguishment of debt	$(0.4)	$—	$8.9	$—

Interest Expense, Net

The $10.1 million increase during the three months ended October 1, 2022, compared to the prior year period was due primarily to an increase in interest expense associated with an increase in outstanding borrowings

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

under our New Senior Secured Credit Facilities (as defined in Item 1. Note 11) and less interest income associated with lower cash balances.

The $20.6 million increase for the nine months ended October 1, 2022, compared to the prior year period was due primarily to an increase in interest expense associated with an increase in outstanding borrowings under our New Senior Secured Credit Facilities, less interest income associated with lower cash balances, and expenses associated with our cross currency swaps and interest rate swap termination.

Other (Income) Expense, Net

The $22.5 million decrease in expense during the three months ended October 1, 2022 compared to the prior year period was due primarily to the absence of prior year unfavorable changes in revaluation of monetary assets and liabilities held in foreign currencies and other expenses from the current year expenses. The $28.3 million increase in expense during the nine months ended October 1, 2022 compared to the prior year period was due primarily to unfavorable changes in revaluation of foreign currency expense associated with the acquisition of HRA Pharma and termination expense of the forward currency options related to the acquisition of HRA Pharma.

Loss on extinguishment of debt

The loss (gain) on extinguishment of debt during the three and nine months ended October 1, 2022 related to the write-off of certain new and previously deferred financing fees and make whole payments due in connection with the redemption of the 4.00% Senior Notes due 2023 (refer to Item 1. Note 11).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
(1,377.1)%	113.9%	5.3%	165.5%

The effective tax rate on the pre-tax loss for the three months ended October 1, 2022, increased compared to the effective tax rate on the pre-tax income for the three months ended October 2, 2021, primarily due to the Omega arbitration pre-tax income received in the prior year, which was largely non-taxable. The increase in the effective tax rate was offset, in part, by the income tax benefit associated with legal entity restructuring recognized for the three months ended October 1, 2022, and the income tax expense on the settlement of the Irish Notice of Assessment recognized in the prior year.

The effective tax rate on the pre-tax loss for the nine months ended October 1, 2022, decreased compared to the effective tax rate on the pre-tax income for the nine months ended October 2, 2021, primarily due to the income tax expense on the settlement of the Irish Notice of Assessment recognized in the prior year. The decrease in the effective tax rate was offset, in part, by the Omega arbitration pre-tax income received in the prior year, which was largely non-taxable and the tax benefit of the loss on sale of our Latin American businesses in 2022.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as rising inflation and interest rates, the current COVID-19 pandemic, the NOPAs from the IRS, and other contingencies. We note that no payment of the additional amounts proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a settlement or other final determination of the matter is reached that is adverse to us (refer to Item 1. Note 14 for additional information on the NOPAs).

Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the COVID-19 pandemic, the impacts of the Russian war in Ukraine, global supply chain disruption, the NOPAs or other contingencies have a material impact on our capital requirements.

Cash and Cash Equivalents

Millions $
$468.7
$1,133.1
$1,864.9
$1,027.7
October 1, 2022
December 31, 2021
Cash and cash equivalents
Working capital *

* Working capital represents current assets less current liabilities, excluding cash and cash equivalents, assets and liabilities held for sale, and current indebtedness.

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

The $140.3 million decrease in operating cash inflow was due primarily to:

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

•$363.3 million decrease in cash flow from the change in accrued income taxes, due primarily to the accruals recorded for the taxes related to the settlement of the Irish NoA and taxes related to the Omega arbitration settlement in the prior year; partially offset by a reduction in the amount of interest and research and development costs deductible in the U.S. in 2022;
•$83.5 million decrease in cash flow from the change in net earnings after adjustments for items including an impairment charge in the prior year, gain on sale of brands, and share-based compensation, partially offset by deferred income taxes, restructuring charges, loss on sale of businesses, foreign currency remeasurement losses, and depreciation and amortization.

•$8.6 million decrease in cash flow from the change in inventory, due primarily to a higher build-up of inventory levels to support customer demand; partially offset by

•$143.7 million increase in cash flow from the change in accounts receivable, due primarily to the timing of sales and receipt of payments for the current year and in our discontinued operations business in the prior year period;

•$59.2 million increase in cash flow from the change in other assets and liabilities, due primarily to the absence of a prior year recording of a receivable for the net settlement of receipts received and payments made on behalf of the RX business under the TSA arrangement;
•$56.5 million increase in cash flow from the change in accounts payable, due primarily to the timing of payments and mix of payment terms for the current year and in our discontinued operations in the prior year period;
•$24.8 million increase in cash flow from the change in accrued liabilities, due primarily to the change in accrued royalties and profit sharing, litigation and our discontinued operations;

•$20.1 million increase in cash flow from the change in accrued payroll and related taxes, due primarily to the decrease in annual management and employee bonus payments compared to the prior year period and the timing of payroll.

Cash Generated by (Used in) Investing Activities

Nine Months Ended
Millions $
$(1,932.6)
$1,317.7
$(3,250.3)
October 1, 2022
October 2, 2021
2022 vs 2021

The $3.3 billion decrease in cash from investing cash flow was due primarily to:

•$1.9 billion decrease in cash due to the acquisition of HRA Pharma;
•$1.4 billion decrease in cash due to the absence of cash proceeds from the sale of our RX business in the prior year, partially offset by the sale of our Latin American businesses and proceeds from an ANDA for a generic topical lotion related to our RX business sale;
•$37.1 million decrease in cash due to the cash settlement of non-designated foreign currency derivatives we used to hedge the euro-denominated HRA Pharma purchase price; partially offset by

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

•$60.3 million increase in cash due primarily to the absence of cash paid in prior year for an ANDA for a generic topical gel and an ANDA for a generic topical lotion for $16.4 million and $53.3 million, respectively; partially offset by a $10.0 million milestone payment to the licensor for Nasonex® 24HR Allergy;
•$24.8 million increase in cash due primarily to the proceeds from the sale of the ScarAway® brand asset.
•$40.4 million increase in cash due to the change in capital spending, due primarily to reduced spending as a result of divestitures, and decreased spend related to our Nutrition plant expansion in the prior year.

After the end of the quarter, on October 25, 2022, we cash settled the fixed-for-fixed cross currency interest rate swaps entered into in April 2022 designated as net investment hedges on our investment in European operations for $98.8 million in proceeds. On the same day, we replaced the terminated instruments with new fixed-for-fixed cross currency interest rate swaps at market rates and designated the instruments as net investment hedges on our investment in European operations.

Cash Generated by (Used in) Financing Activities
The $584.8 million increase in financing cash flow was due primarily to:

•$1.6 billion increase in cash due to the issuance of our New Senior Secured Credit Facilities; and
•$4.3 million increase in cash due to proceeds on seller-financed disposals; partially offset by
•$958.9 million decrease in cash due to the payment of our 2019 Term Loan, 4.00% Senior Notes due 2023, and 5.1045% Guaranteed Senior Notes due 2023;
•$20.9 million decrease in cash due to payments for debt issuance costs;
•$12.2 million decrease in cash due to a make-whole premium paid in connection with the redemption of our 4.00% Senior Notes due 2023;
•$9.2 million decrease in cash due to an increase in dividend payment; and
•$5.5 million decrease in cash due primarily to the amount of cash used to settle taxes on behalf of employees.

Dividends

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the three and nine months ended October 1, 2022 or October 2, 2021.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Borrowings and Capital Resources

On April 20, 2022, we and our indirect wholly-owned subsidiary, Perrigo Investments, LLC (the "Borrower"), entered into new senior secured credit facilities that consist of (i) a $1.0 billion 2022 Revolver, (ii) a $500 million 2022 Term Loan A Facility, and (iii) a $1.1 billion 2022 Term Loan B Facility, pursuant to a new Term Loan and Revolving Credit Agreement (the "Credit Agreement"). The New Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender and a limited amount of hedging or cash management obligations entered into with entities that are not lenders, by us and certain of our wholly-owned subsidiaries organized in the U.S., Ireland, Belgium and the England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries” and together with the Company, the “Guarantors”). We refer to the Borrower and the Guarantors collectively as the “Loan Parties”.

Our short term debt as of October 1, 2022 of $33.5 million is comprised of (i) principal payments of the 2022 Term Loan A Facility and the 2022 Term Loan B Facility and (ii) leases.

Revolving Credit Agreements

On April 20, 2022 we terminated the 2018 Revolver and entered into the 2022 Revolver. There were no borrowings outstanding under the 2022 Revolver or 2018 Revolver as of October 1, 2022 or December 31, 2021, respectively.

Term Loans and Notes

As of October 1, 2022, we had $1.1 billion and $496.9 million outstanding under our 2022 Term Loan B Facility and 2022 Term Loan A Facility, respectively. There were no borrowings outstanding under our 2019 Term Loan as of October 1, 2022. We had $600.0 million outstanding under our 2019 Term Loan as of December 31, 2021.

On April 20, 2022, we repaid the prior $600.0 million 2019 Term Loan with the proceeds of the New Senior Secured Credit Facilities. The remaining $500.0 million of proceeds were used to (i) redeem the 4.00% Senior Notes due 2023 and the 5.1045% Guaranteed Senior Notes due 2023, on May 19, 2022 (collectively, the “Redeemed Notes”), (ii) to fund a portion of the cash consideration payable in connection with the acquisition of HRA Pharma (Refer to Item 1. Note 3), and (iii) to pay related fees and expenses. Upon the repayment in full of loans under the 2019 Term Loan and termination of the 2018 Revolver, such facilities were terminated and all guarantees thereunder were released. Upon the redemption of the Redeemed Notes, the guarantees related thereto were released.

Loans under the New Senior Secured Credit Facilities bear interest at a rate equal to, at the Borrower’s option and depending on the currency borrowed, either the adjusted Term SOFR Rate, EURIBOR Rate, the prime lending rate or the daily simple RFR rate (each as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin for the 2022 Term Loan B Facility ranges from 2.50% to 2.25% (in the case of Term SOFR or EURIBOR borrowings (each as defined in the Credit Agreement)) and 1.50% to 1.25% (in

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

the case of borrowings at the prime lending rate or daily simple RFR), depending on our total net leverage ratio. The applicable margin for the 2022 Revolver ranges from 2.00% to 1.375% (in the case of Term SOFR or EURIBOR borrowings) and 1.00% to 0.375% (in the case of borrowings at the prime lending rate or daily simple RFR), depending on our total net leverage ratio. The applicable margin for the 2022 Term Loan A Facility ranges from 2.00% to 1.75% (in the case of Term SOFR or EURIBOR borrowings) and 1.00% to 0.75% (in the case of borrowings at the prime lending rate or daily simple RFR), depending on our total net leverage ratio. The 2022 Revolving Facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.175% per annum based upon our total net leverage ratio.

The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and other exceptions, by a security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets. We may make voluntary prepayments at any time without payment of a premium or penalty, subject to certain exceptions, and are required to make certain mandatory prepayments of outstanding indebtedness under the Credit Agreement in certain circumstances. Principal repayments of the 2022 Term Loan B Facility, which are due quarterly, began in September 2022 and are equal to 1.0% per annum of the original principal amount of the 2022 Term Loan B Facility incurred with any remaining balance payable on the maturity date. Principal repayments of the 2022 Term Loan A Facility, which are due quarterly, began in September 2022 and are equal to (i) for the first year anniversary of the Closing Date (as defined in the Credit Agreement), 2.5% per annum of the original principal amount of the 2022 Term Loan A Facility incurred and (ii) after the first year anniversary of the Closing Date, 5.0% per annum of the original principal amount of the 2022 Term Loan A Facility incurred, with any remaining balance payable on the maturity date. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Borrower and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. The Credit Agreement contains financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the 2022 Revolver. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If we consummate certain qualifying acquisitions during the term of the loan, the maximum first lien secured net leverage ratio covenant would increase to 3.25 to 1.00 for such quarter and the three following fiscal quarters thereafter.

We are in compliance with all the covenants under our debt agreements as of October 1, 2022.

Overdraft Facilities

We have overdraft facilities available that we use to support our cash management operations. There were no borrowings outstanding under the overdraft facilities as of October 1, 2022 or December 31, 2021.

Leases

We had $229.0 million and $199.1 million of lease liabilities and $232.5 million and $194.8 million of lease assets as of October 1, 2022 and December 31, 2021, respectively.

Credit Ratings

The interest of the 3.150% Senior Notes due 2030 stepped up from 3.900% to 4.400% on payments made after June 15, 2022 due to a credit ratings downgrade by S&P Global Ratings and Moody’s Investor Services in the first quarter of 2022. Our issuer credit ratings on October 1, 2022 were BB+ (stable), BB (stable), and Ba1 (negative), by Fitch Ratings Inc., S&P Global Ratings, and Moody’s Investor Services, respectively. Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in operating performance, the economic environment, our financial position, and changes in business strategy. If changes in our credit ratings were to occur, they could impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms. A credit rating is not a recommendation to buy, sell or hold securities.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc is presented in the table below:

	October 1, 2022	December 31, 2021
Current Assets	$1,964.6	$3,921.6
Non-current Assets	$4,925.8	$5,016.5
Current liabilities	$711.6	$1,307.4
Non-current liabilities	$11,042.1	$9,672.1
Due to non-guarantors	$6,328.2	$6,195.5

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc is presented in the table below:

	Nine Months Ended	Year Ended
	October 1, 2022	December 31, 2021
Total Revenues	$2,446.4	$3,046.2
Gross Profit	$633.6	$818.0
Operating Income (loss)	$(50.5)	$342.2
Net Income (loss)	$(277.8)	$985.1
Revenue from non-guarantors	$206.0	$241.7
Operating Expenses to non-guarantors	$—	$2.3
Other (income) expense to non-guarantors	$25.1	$(30.7)

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

important point in the development life cycle of the product. Because of the contingent nature of these payments, they are not included in our table of contractual obligations.
Contractual Obligations and Commitments

There were no material changes in contractual obligations as of October 1, 2022 from those provided in our 2021 Form 10-K, other than as described below.

As a result of changes in our debt structure from the New Senior Secured Credit Facilities, below is a revised schedule of our enforceable and legally binding obligations as of October 1, 2022 related to our short and long-term debt arrangements.

	Payment Due
	2022 (2)	2023-2024	2025-2026	After 2026	Total
Short and long-term debt (1)	$45.1	$1,082.5	$1,006.8	$3,131.1	$5,265.5

(1) Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at October 1, 2022.
(2) Reflects remaining three months of 2022.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of October 1, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Perrigo Company plc - Item 4
Controls and Procedures

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of October 1, 2022. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of October 1, 2022. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

Other than described below, there have been no changes in our internal control over financial reporting during the three months ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We acquired HRA Pharma during the second quarter of 2022 (refer to Item 1. Note 3). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded HRA Pharma from its evaluation of internal control over financial reporting as of October 1, 2022. We are in the process of documenting and testing HRA Pharma's internal controls over financial reporting. We will incorporate HRA Pharma into our annual report on internal control over financial reporting for our year ending December 31, 2023. As of October 1, 2022, HRA Pharma net assets excluded from management’s assessment totaled $2.0 billion. HRA Pharma contributed $128.7 million of Net sales and $26.3 million of operating loss, inclusive of $10.2 million of cost of goods sold related to the acquisition step up to fair value on inventories sold and $38.8 million of amortization related to intangible assets recognized on acquisition, in our Condensed Consolidated Statements of Operations for the nine months ended October 1, 2022.

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

Even if integration occurs successfully, we may not achieve projected synergies or level of anticipated sales growth in new products, brands, or geographic markets within the anticipated timeframe, or at all. There are inherent uncertainties involved in identifying and assessing the profit potential, value, strengths, weaknesses, risks,

Perrigo Company plc - Item 5
Risk Factors

and contingent and other liabilities of acquisitions, such as HRA Pharma, some of which can be affected by changes in the business, the industry, competition, consumer trends or general economic conditions.

Our indebtedness could adversely affect our ability to implement our strategic initiatives.

Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At October 1, 2022, our total indebtedness outstanding was $4.1 billion. The agreements governing our New Senior Secured Credit Facilities impose material operating and financial restrictions that limit our operating flexibility, including the following:

•Our New Senior Secured Credit Facilities contain, and agreements governing our other indebtedness may contain, a number of restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors, or repurchase our shares, unless certain financial tests or other criteria are satisfied. These covenants include specified financial ratios and tests, which could affect our ability to operate our business or limit our ability to take advantage of potential business opportunities, such as acquisitions. If we do not comply with the covenants and restrictions contained in the agreements governing our indebtedness, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable.
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

4.1
Fifth Supplemental Indenture by and among Perrigo Company plc, Perrigo Finance Unlimited Company, the Guarantor Subsidiaries named therein, and Wells Fargo Bank, National Association, as Trustee, dated as of September 8, 2022 (filed herewith).

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

PERRIGO COMPANY PLC
(Registrant)

Date:	November 8, 2022	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 8, 2022	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)