Form 10-K
period 2022-12-31
PERRIGO Co plc
filed 2023-02-28
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.							☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.				☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on July 2, 2022 as reported on the New York Stock Exchange, was $5,521,075,784. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2023, the registrant had 134,648,425 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10-K
YEAR ENDED DECEMBER 31, 2022

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: the effect of the coronavirus (COVID-19) pandemic and its variants; supply chain impacts on the Company’s business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; the impact of war between Russia and Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business; future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions, including the Company’s appeal of the draft and final Notices of Proposed Assessment (“NOPAs”) issued by the U.S. Internal Revenue Service or any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding the timing of and the Company's ability to obtain and maintain, certain regulatory approvals, including the sale of daily over-the-counter oral contraceptives; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the timing, amount and cost of any share repurchases (or the absence thereof); fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve the benefits expected from the sale of its Rx business and the risk that potential costs or liabilities incurred or retained in connection with that transaction may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company's ability to achieve the benefits expected from the acquisition of Héra SAS ("HRA Pharma") and/or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisition; risks associated with the integration of HRA Pharma, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including the Company's ability to achieve the expected benefits from its Supply Chain Reinvention Program. An adverse result with respect to the Company’s appeal of any material outstanding tax assessments or pending litigation could have a material adverse impact on the Company's operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay such assessments, damages from third-party claims, and related interest and/or penalties, and any such use of corporate assets would limit the assets available for other corporate purposes. There can be no assurance that the FDA will approve the sale of daily oral contraceptives without a prescription in the United States. These and other important factors, including those discussed in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our core competencies are geared to fully take advantage of the massive global trend towards self-care. We define self-care as not just treating disease or helping individuals feel better after taking a product, but also maintaining and enhancing their overall health and wellness. Consistent with our vision, we recently completed our three-year strategy to transform the Company into a consumer self-care leader by reconfiguring our portfolio through the divestiture of our Rx business in 2021 and acquiring Héra SAS (“HRA Pharma”) in 2022. Additionally, we removed significant uncertainty during 2021 through final settlement of the Irish Revenue Notice of Amended Assessment. Upon completion of our transformation, we have transitioned our strategy to ‘Optimizing’ our business and ‘Accelerating’ profitable growth. Several initiatives are anticipated to propel this strategy, including plans to achieve significant synergies from our acquisitions and implementation of our Supply Chain Reinvention Program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive future consistent and sustainable results in line with consumer-packaged goods peers. Further 2022 highlights can be found in Item 7. Management Discussion and Analysis - Executive Overview.

Strategy & Competitive Advantage

Our objective is to grow our business by responsibly bringing our self-care vision to life. We aim to accomplish this by leveraging our global infrastructure to deliver high quality products to our customers and consumers through our expansive product offerings, providing new innovative products and product line extensions to existing consumers and servicing new consumers through entering new adjacent products and categories, new geographies and new channels of distribution organically and inorganically. Critical to this strategy is investing in and continually improving all aspects of five pillars which we call the Perrigo Advantage:

•High quality;
•Superior customer service;
•Leading innovation;
•Best cost; and
•Empowered people.

We seek to achieve our objective while remaining true to our four core values, Integrity - we do what is right; Respect - we demonstrate the value we hold for one another; Responsibility - we hold ourselves accountable for our actions; and our newest core value, Curiosity - we strive to always learn and innovate.

Among other things, we believe the following factors give us a competitive advantage and provide value to our customers and consumers:

•A diverse product portfolio, leadership in first-to-market product development, and product life cycle management;
•Experienced research and development ("R&D") department capable of developing high quality products and product formulations, differentiated product features and benefits, product reformulation, and differentiated store brand products relative to national brands;
•Deep understanding of consumer needs and customer strategies;

Perrigo Company plc - Item 1
Business Overview

•Expansive pan-European commercial infrastructure, brand-building capabilities, and an extensive and diverse product portfolio;
•Turn-key regulatory and promotional capabilities;
•Supply chain breadth, and utilizing economies of scale to manage supply chain complexity across multiple dosage forms, formulations, and stock-keeping units;
•Quality and cost effectiveness throughout the supply chain and operational systems across all products creating a sustainable, low-cost network across our 20 manufacturing plants and distribution networks;
•Industry leading e-commerce support; and
•Shared services and R&D centers of excellence to drive global process consistency, and to maintain focus on the Perrigo Advantage.

SEGMENTS

Our reporting and operating segments reflect the way our chief operating decision maker, who is our CEO, makes operating decisions, allocates resources and manages the growth and profitability of the Company. Our reporting and operating segments are:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business in the U.S. and Canada. CSCA previously included our Latin American businesses until they were disposed on March 9, 2022.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business outside of the U.S. and Canada, primarily in Europe and Australia.

We previously had an Rx segment which comprised our generic prescription pharmaceuticals business in the U.S., and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. Following the divestiture, there were no substantial assets or operations left in this segment. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report (refer to Item 8. Note 4). Financial information related to our business segments can be found in Item 8. Note 20.

CONSUMER SELF-CARE AMERICAS

The CSCA segment develops, manufactures and markets our leading self-care consumer products in the U.S. and Canada. We primarily provide our customers self-care products that are sold and marketed under the customer's own brands and/or exclusive brands ("store brands"). We additionally have a select lineup of branded self-care products. Customers include major global, national, and regional retail drug, supermarket, and mass merchandise chains, e-commerce stores, and major wholesalers.

Our store brand products are comparable in quality and effectiveness to national brands. Store brand products must meet the same stringent U.S. Food and Drug Administration ("FDA") requirements as national brands within the U.S. and the requirements of comparable regulatory bodies outside the U.S. In most instances, our product packaging is designed to invite and reinforce comparison to national brand products, while communicating store brand value to consumers. The cost of store brand products to retailers is significantly lower than that of comparable nationally advertised brand name products. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater percentage and dollar profit, while consumers benefit from receiving a high-quality product at a price below the comparable national brand product. Consumer awareness and knowledge of the quality, value and efficacy of our products are achieved from marketing efforts made by us, our retailers and wholesalers.

Certain branded products are developed, manufactured and distributed within the CSCA segment. Our primary branded products sold under brand names include Burt's Bees®, Compeed®, Dr. Fresh®, Firefly®, Good Sense®, Mederma®, Nasonex®, Plackers®, Prevacid®24HR, REACH®, Rembrandt®, and Steripod®.

CONSUMER SELF-CARE INTERNATIONAL

The CSCI segment comprises our consumer self-care product categories outside the U.S. and Canada, including our branded products in Europe and Australia and our store brand products in the United Kingdom and parts of Europe and Asia. These products are developed, manufactured, marketed and distributed by us, leveraging our broad regulatory, sales and distribution infrastructure to drive market share, innovate new products and brands, in-license and expand product lines, and sell and distribute third-party brands. The CSCI segment products are sold

Perrigo Company plc - Item 1
CSCI

primarily through an established pharmacy sales force to an extensive network of customers including pharmacies, wholesalers, drug and grocery store retailers, e-commerce stores, and para-pharmacies in more than 29 countries, predominantly in Europe. Products in the CSCI segment are marketed using broadcast and digital advertising as well as point-of-sale promotional spending to enhance brand equity.

While we have hundreds of brands, we primarily concentrate our resources on 'Focus Brands' and sub-brands, such as Solpadeine®, Coldrex®, Physiomer®, NiQuitin®, ACO®, Compeed®, and ellaOne®. Many of these Focus Brands have leading positions in the markets in which they compete. Additional resources, including R&D investments, are allocated to these Focus Brands to strengthen their market position in high opportunity profit categories while leveraging the same R&D efforts under smaller local brands. The new product pipeline is supported by internal R&D, new product development, acquisitions and partnerships, both in terms of brand extensions and product improvements.

PRODUCTS

We offer products in the following categories:

Product Category	Description
Upper Respiratory	Products that relieve upper respiratory symptoms, including cough suppressants, expectorants, sinus and allergy relief.
Nutrition(1)	Infant formulas and nutritional beverages.
Digestive Health	Products such as antacids, anti-diarrheal, and anti-heartburn that relieve symptoms associated with digestive issues.
Pain and Sleep-Aids	Products comprised of pain relievers, fever reducers and sleep-aids.
Oral Care	Products used for oral care, including toothbrushes, toothbrush replacement heads, floss, flossers, whitening products and toothbrush covers.
Healthy Lifestyle	Products that help consumers live a healthy lifestyle such as smoking cessation, and well-being products.
Skin Care	Products for the face and body such as dermatological care, scar management, lice treatment, and other products for various skin conditions.
Women's Health	Women's health products, including feminine hygiene and contraceptives.
Vitamins, Minerals, and Supplements ("VMS")	Vitamins, minerals, and supplements.
Other(2)	Rare diseases business and other miscellaneous self-care products.
(1) The Nutrition product category is exclusive to CSCA
(2) Rare Diseases business within the Other product category is exclusive to CSCI

In April 2022, we completed the acquisition of HRA Pharma for €1.8 billion, or approximately $1.9 billion based on exchange rates at the time of closing (refer to Item 8. Note 3 for transaction details). HRA Pharma operating results are reported within both our CSCA and CSCI segments. As a result of the acquisition, the Company made the following updates to its global reporting product categories described above:

•The creation of a new "Women's Health" reporting category, comprised of the women's health portfolio of HRA Pharma, including ellaOne® and Hana®, in addition to legacy Perrigo women's health products, including feminine hygiene and contraceptive products;
•The creation of a new "Skin Care" reporting category, comprised of Compeed®, Mederma®, and all of the products in the legacy Perrigo "Skincare and Personal Hygiene" category except for legacy Perrigo women's health products; and
•The "Other" category includes the Rare Diseases business acquired with HRA Pharma exclusive to the CSCI segment.
The updates were applied retroactively to impacted product categories. Such changes had no impact on the Company's historical consolidated financial position, results of operations or cash flows.

New Products

During the year ended December 31, 2022, new product sales were $122.8 million. We consider a product to be new if it (i) was reformulated into an additional unique product, (ii) was a product line extension due to changes in characteristics such as strength, flavor, or color, (iii) had a change in product status from "prescription only" ("Rx") to OTC, (iv) was a new store brand or branded launch, (v) was provided in a new dosage form or (vi) was sold to a new geographic area with different regulatory authorities, in all cases, within 12 months prior to the end of the period for which net sales are being measured. Notable new product launches in the year ended December 31, 2022 included the over-the-counter use of Nasonex®24HR Allergy and Omeprazole Magnesium Delayed-Release Mini

Perrigo Company plc - Item 1
CSCI

Capsules in CSCA, and the launch of the Plackers® brand and line extensions in the ACO® brand in CSCI. We also launched various CSCI line extensions in the XLS® weight management brand in the Healthy lifestyle category, and in VMS under the brands Arterin®, Davitamon® and Abtei®.

On July 11, 2022, HRA Pharma, a Perrigo company, announced that it submitted its application for an Rx-to-OTC switch for Opill®, a progestin-only daily birth control pill (also referred to as a mini pill or non-estrogen pill). If approved, this would be the first daily birth control pill available OTC without a prescription in the U.S. On October 26, 2022, Perrigo announced that it has received notification that the U.S. Food and Drug Administration (FDA) has postponed the joint meeting of the Nonprescription Drugs Advisory Committee and the Obstetrics, Reproductive and Urologic Drugs Advisory Committee, previously planned for November 18, 2022, to discuss the Company's application for Opill® once daily oral contraceptive for OTC use. The rescheduled date for the joint advisory committee meeting has not yet been determined. The FDA postponed the meeting in order to review additional information requested related to the Opill® Rx-to-OTC switch. In a notice received from the FDA, the Prescription Drug User Fee Act (PDUFA) date for Opill® has been extended by 90 days. The Company will continue to work collaboratively with the FDA to ensure a timely and thorough review.

Each of our product categories and 'Focus Brands' have a three to five-year innovation master plan. We rely on both internal R&D and strategic product development agreements with outside sources to develop new products.

SIGNIFICANT CUSTOMERS

Sales to Walmart Inc. represented 12.5% and 14.0% of our consolidated net sales in 2022 and 2021, respectively. While we have other important customers, no other individual customer represents more than 10% of net sales. Our top ten customers accounted for 47% and 45% of our total consolidated net sales in 2022 and 2021, respectively. We believe we generally have good relationships with our customers. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with customers.

COMPETITION

The markets for our self-care products are highly competitive and differ for each product line and geographic region. Local companies often hold leading positions in individual product lines in particular countries. The competitive landscape of the European consumer products market in the categories in which we compete is more fragmented than the North American market. Our primary competitors include manufacturers, such as Dr. Reddy's Labs, LNK International, Inc., PL Developments, Aurobindo and Sun Pharmaceuticals, and brand-name pharmaceutical and consumer product companies, such as Haleon (the consumer health business spun-off by GSK plc in 2022), Kenvue (the consumer health business unit of Johnson & Johnson), Procter & Gamble, Reckitt Benckiser, Abbott Nutrition, Bayer AG, Sanofi, Philips, Teva, Viatris, Stada, and Novartis. Each product category of our business has certain key competitors, such that a competitor generally does not compete across all product lines or across all geographic markets. However, some competitors do have larger sales volumes in certain of our categories. Competition is based on a variety of factors, including price, quality, assortment of products, customer service, marketing support and approvals for new products. Refer to Item 1A. Risk Factors - Operational Risks for additional information and risks associated with competition.

TRADEMARKS, PATENTS AND LICENSING AGREEMENTS

While we own certain trademarks and patents, neither our business as a whole, nor any of our segments, is materially dependent upon our ownership of any one trademark, or patent, or group of trademarks or patents.

MATERIALS SOURCING

Affordable, high-quality raw materials and packaging components are essential to all of our business units. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials and packaging components, due to their technical specifications and product delivery systems, may be more limited, as they are available from one or only a few suppliers and may require extensive compatibility testing before we can use them.

Historically, we have been able to react effectively, yet not always immediately, to situations that require alternate sourcing. Should such alternate sourcing be necessary, FDA requirements placed on products approved through the Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") process could substantially lengthen the approval of an alternate source and adversely affect financial results. We believe we have good, cooperative working relationships with our suppliers and have historically been able to capitalize on economies of

Perrigo Company plc - Item 1

scale in the purchase of materials and supplies due to our volume of purchases. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with materials sourcing. Refer to Item 7. Management's Discussion and Analysis - Executive Overview for a detailed discussion of the impact of inflation and supply chain disruption, the war in Ukraine, and the COVID-19 pandemic on our material sourcing.

MANUFACTURING AND DISTRIBUTION

Our primary manufacturing facilities are in the U.S. We also have manufacturing facilities in the U.K., Belgium, France, Germany, Austria, China, and Australia, along with a joint venture in China. We supplement our production capabilities with the purchase of products from outside sources. While our business is not generally seasonal, the capacity of some facilities may be fully utilized at certain times for various reasons, such as consumer and customer demand, the seasonality of certain product categories (for example, cough/cold/flu and allergy products) and new product launches. We may utilize available capacity by performing contract manufacturing for other companies. We have logistics facilities in the U.S., numerous locations throughout Europe, and Australia. We use contract freight and common carriers to deliver our products.

In 2022, we initiated a Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply chain. Through this initiative, we plan to reduce portfolio complexity, invest in advanced planning capabilities, diversify sourcing, and optimize our manufacturing assets and distribution models.

Refer to Item 7. Management's Discussion and Analysis - Executive Overview for a detailed discussion of the impact of inflation and supply chain disruption, the COVID-19 pandemic, and the Supply Chain Reinvention Program on our manufacturing and distribution, and refer to Item 1A. Risk Factors - Operational Risks for risks associated with our manufacturing facilities.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE ("ESG")

We are committed to doing business in a socially, environmentally and fiscally responsible manner and being transparent with our reporting. Our Board recognizes that responsibly managing our environmental impact, respecting global human rights, creating an authentic work environment where our people can thrive and creating high quality affordable products that makes consumer’s lives better are critical to the short and long-term success of the Company.

Progress against our Corporate Social Responsibility and Sustainability commitments and programs are reported each year via the Annual Sustainability and ESG report. Over the last few years, we have adopted multiple sustainability and ESG frameworks to guide our efforts, including:
•Sustainability Accounting Standards Board ("SASB") – Household and Personal Products Sector
•The Carbon Disclosure Project ("CDP") and the Task Force on Climate-Related Financial Disclosures ("TFCD")
•The United Nations Sustainable Development Goals

To view our latest ESG report, visit www.Perrigo.com - Our Commitment to the Environment. References to our Sustainability & ESG Report and website are for informational purposes only and neither the sustainability report nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

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

Our environmental sustainability strategy is focused on three key pillars: climate and operations, plastics and packaging, and our supply chain. These focus areas were refreshed in 2021 to better align with global standards like SASB, CDP and the increasing number of customer sustainability programs.

Climate change is included in Perrigo’s enterprise risk management process, while water risk is benchmarked against the World Resource Institute ("WRI") water stress index. While we believe that climate change could present

Perrigo Company plc - Item 1

risks to our business, including increased operating costs due to additional regulatory requirements, physical risks to our facilities and disruptions to our supply chain, we do not believe these risks are material to our business in the near term. Additionally, about 3% of our water consumed came from high to extremely high-water stress regions as defined by the WRI.

Human Capital Resources

At Perrigo, we believe that the continuous personal and professional development of our people is an important component of our ability to attract, retain, and motivate top talent, which are all important aspects of our self-care strategy. Our global workforce consists of more than 8,900 full time and part time employees spread across 33 countries, of which approximately 20% were covered by collective agreements as of December 31, 2022. We continuously endeavor to provide a diverse, inclusive and safe work environment so our colleagues can bring their best to work every day. Each of us is responsible for upholding Perrigo’s four core values of Integrity, Respect, Responsibility and Curiosity and our Culture Framework.

Diversity, Equity and Inclusion ("DEI")

Consistent with our core values, we strive for our workforce to represent the diverse consumer base we wish to serve, enabling us to continue to deliver on our self-care promise. We believe that diverse representation, equitable practices, and inclusive behavior creates lasting benefits for Perrigo colleagues, our customers, consumers, and shareholders through enhanced individual well-being, retention, team performance, innovation, and leads to profitable growth. Our new 2023-2026 DEI strategy focuses on three key areas:

•Educating our workforce and building inclusive mindsets;
•Strengthening our talent management practices through a lens of equity and belonging; and
•Enabling leaders, embedding accountability and strengthening our DEI governance practices.

Perrigo is committed to the well-being of the communities we serve and the individuals that make up our team of talented colleagues. Accordingly, we continue to take action to help address inequality based on multiple aspects of diversity and will be strengthening our focus on 'belonging' in 2023 and beyond. Our goal is to nurture a culture where people can experience belonging, enabling them to be at their best at Perrigo.

Perrigo colleagues, including senior management, continually receive educational resources and information on how to best support themselves and others as allies in support of underrepresented groups and to learn how we can contribute to healing our society's divisions. Colleagues are encouraged to practice self-care and are provided support resources such as our global Employee Assistance Program that includes staff members who identify with various underrepresented communities and speak multiple languages.

Compensation, Benefits, Health, Safety, and Well-being

Perrigo’s commitment to self-care starts with our own team. We are proactive in our approach to safety, working to eliminate hazards before any harm is incurred. As a multi-national company, we are subject to a broad range of foreign, federal, state and local laws and regulations relating to occupational safety and health, and our safety program is designed to meet all compliance requirements. We continuously evaluate opportunities to raise safety and health standards, visiting sites to identify and manage environmental health and safety risks; to evaluate and enhance workplace safety.

Our Total Rewards philosophy is to continuously attract, engage and inspire talent by designing compensation, benefits and other programs that support the total well-being of our people. Our total rewards package delivers competitive pay, cash-based incentives, broad-based stock grants, retirement benefits, leading healthcare, paid time off, and on-site services, among other benefits. Additionally, we are proud to continue our “HEALTHYyou” well-being program that supports our colleagues and their families in maintaining and improving their health as they navigate their own self-care and well-being journeys. This program is highly valued by our colleagues and it continues to be recognized externally by receiving the Best and Brightest in Wellness™ Award since 2017.

Growth, Development, and Engagement

The growth and development of our colleagues are essential to our ability to meet future challenges and are key components to attracting and retaining our talent. The primary means of development of our colleagues is through meaningful and challenging work. We have a robust process for identifying talent and matching them with opportunities to advance their skills and capabilities. We continue to cultivate our diverse internal talent to progress through the organization and have healthy rates of retention.

Perrigo Company plc - Item 1

We also recognize that our colleagues need access to broad-based development tools to meet the new challenges they face in their roles. We start this process with our new colleagues who are all given a structured orientation and onboarding for faster integration. We also empower colleagues to take control of their own development by providing access to our 'GROWyou' personal development curriculum. This curriculum is supplemented by offering colleagues 24/7 access to on-demand self-study content. Personal development and learning are guided by ongoing conversations and feedback as part of our performance management philosophy.

We continue to invest in our leadership capability at all levels in the organization so they can provide the right environment within our culture to engage, grow and develop our colleagues.

Human Rights

Perrigo is committed to the fight against modern slavery, child labor, unsafe working conditions and any other form of Human Rights abuse. We maintain a robust set of ethical standards that apply to all of Perrigo globally, as well as any contractors, suppliers, and other third parties doing business on our behalf. We conduct regular risk assessments and audits of our supply chain to ensure compliance with our internal standards and those of our customers.

Community Engagement

Improving the healthcare, education and access to basic needs within our local communities continue to be the primary focus for the Perrigo Company Charitable Foundation. We encourage all employees to volunteer in their local communities, which we believe has additional benefits on morale, mental health and goodwill as well as professional skills and network development.

More details on these and other Perrigo Company initiatives are available on our website available at www.Perrigo.com - Building Healthier Communities.

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

United States Regulation

U.S. Food and Drug Administration

The FDA has jurisdiction over OTC drug products, Active Pharmaceutical Ingredients ("API"), medical devices and infant formula products. The FDA’s jurisdiction extends to the manufacturing, testing, labeling, packaging, storage, distribution, and promotion of these products. We are committed to consistently providing our customers with high quality products that adhere to "current Good Manufacturing Practices" ("cGMP") regulations promulgated by the FDA. If the FDA or comparable regulatory authority becomes aware of new safety information about any of our products, these authorities may require further inspection, enhancement to manufacturing controls, labeling changes, additional testing method requirements, restrictions on indicated uses or marketing, post-approval studies or post-market surveillance.

OTC

All of our drug products are manufactured, tested, packaged, stored, and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that our facilities remain in compliance with all appropriate regulations. Specific regulations and laws that impact our business include, but are not limited to:

•Federal Food, Drug and Cosmetic Act, as amended ("FFDCA") (the Hatch-Waxman amendments) - This act gives authority to the FDA to oversee the safety of food, drugs, medical devices, and cosmetics.
•Food and Drug Administration Safety and Innovation Act ("FDASIA") - The law established, among other things, new user fee statutes for generic drugs and biosimilars, FDA authority concerning drug shortages, and changes to enhance the FDA's inspection authority of the drug supply chain.

Perrigo Company plc - Item 1
Regulation

•FDA Reauthorization Act of 2017 - This act created a pathway by which the FDA may, at the request of an applicant, designate a drug with “inadequate generic competition” as a Competitive Generic Therapy.

Active Pharmaceutical Ingredients ("API")

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
Medical Devices

We are subject to the Medical Device Amendments of 1976 to the FFDCA and its subsequent amendments in the U.S. The regulations issued thereunder provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including some of our products marketed under our oral care and OTC businesses. All of our current medical devices fall under Class I or Class II of the regulations. These devices are also subject to other general controls established by the FDA, such as registration, listing, labeling, and reporting obligations.

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

Before marketing a particular infant formula, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation consistent with the FDA’s labeling, nutrient content, and manufacturer quality control requirements. A manufacturer must notify the FDA at least 90 days before the marketing of any infant formula that differs fundamentally in processing or in composition from any previous formulation produced by the manufacturer. We actively monitor this process and make the appropriate adjustments to remain in compliance with current FDA rules regarding cGMP, quality control procedures, quality factors, notification requirements, and reports and records for the production of infant formulas.

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

Perrigo Company plc - Item 1
Regulation

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

U.S. Drug Enforcement Administration

The U.S. Drug Enforcement Administration ("DEA") regulates certain drug products containing controlled substances, and List I chemicals, such as pseudoephedrine, pursuant to the federal Controlled Substances Act ("CSA") and the Substance Use-Disorder Prevention that Promotes Opioid Recovery Treatment for Patients and Communities Act ("SUPPORT Act"). The CSA and DEA regulations impose registration, security, record keeping, suspicious order monitoring, reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers under the oversight of the DEA. The DEA categorizes controlled substances into Schedules I, II, III, IV, or V, with varying qualifications for listing in each schedule. We are subject to the requirements regarding List I chemicals. Our facilities that manufacture, distribute, import, or export any List 1 Chemicals must register annually with the DEA and are subject to inspection and enforcement action if found out of compliance.

Federal Healthcare Programs and Drug Pricing Regulation

In the U.S., government healthcare programs such as Medicaid are important third-party payers for patients treated with our products. While these programs may cover OTC products under some circumstances, utilization of our products under these programs is limited. When covering our products, these programs regulate the amount pharmacies and other healthcare providers are paid for our products. We participate in the following programs, and are subject to associated price reporting, payment, and other compliance obligations:

•Medicaid Drug Rebate Program (“MDRP”) - We are required to report pricing data to the Centers for Medicare & Medicaid Services (“CMS”) on a monthly and quarterly basis, and to pay rebates to state Medicaid programs on units of our drugs covered by such programs.

•340B Drug Pricing Program - We are required to charge certain healthcare providers, known as 340B “covered entities,” no more than the statutorily-defined 340B “ceiling price” for our covered outpatient drugs, and must report the 340B ceiling price to the government.

•Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) - We anticipate participating in the FSS contracting program, which would require us to charge certain agencies (the VA, Department of Defense, Public Health Service and Coast Guard) no more than a statutory Federal Ceiling Price for certain drugs. FSS contracts include extensive disclosure and certification requirements and standard government terms and conditions with which we would have to comply. We would also expect to enter into an agreement to pay rebates on innovator drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.

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

Perrigo Company plc - Item 1
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

•Foreign Corrupt Practices Act of 1977 ("FCPA") - This act and other similar anti-bribery laws prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties or designated public international organizations with the intent to obtain or retain business or seek a business advantage.

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

•United States Pharmacopoeia Convention, Inc. ("USP") - The USP is a non-governmental, standard-setting organization. The FFDCA incorporates by reference the USP quality and testing standards and monographs as the standard that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed on the product’s labeling. USP standards exist for most Rx and OTC pharmaceuticals and many nutritional supplements. The FDA typically requires USP compliance as part of cGMP compliance.

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

Perrigo Company plc - Item 1
Regulation

•California Safe Drinking Water and Toxic Enforcement Act ("Prop 65") - Prop 65 is a right-to-know warnings law that allows the state attorney general and private enforcers to sue on behalf of the public claiming the products in question sold in California violate the law by exposing consumers to toxic chemicals in levels above those allowed by regulation without carrying warnings.

•California Consumer Privacy Act ("CCPA") - CCPA went into effective on January 1, 2020, which enhanced the data protection rights of residents in California. This law increases our responsibility and potential liability related to personal data of California residents that we process. On January 1, 2023 the California Privacy Rights Act went into effect and expands upon the CCPA and data privacy right protections.

•Other State Agencies - We are subject to regulation by numerous other state health departments, insurance departments, boards of pharmacy, state controlled substance agencies, state consumer health and safety regulations, and other comparable state agencies, each of which have license requirements and fees that vary by state.

Regulation Outside the U.S.

We develop and manufacture products and market third-party manufactured products in regions outside the U.S., primarily Europe, Canada, and Australia, each of which has its own regulatory environment. Other regulatory agencies, organizations and legislation that may impact our business include, but are not limited to:

•Privacy Regulations - We are subject to numerous global laws and regulations designed to protect personal data, such as the European General Data Protection Regulation (“GDPR”). The GDPR introduced more stringent data protection requirements in the European Union ("EU"), as well as substantial fines for breaches of the data protection rules. The GDPR increased our responsibility and potential liability in relation to personal data that we process, and we have put in place appropriate mechanisms to comply with the GDPR.

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

•Rules and Regulations Infant Formula - Outside of the U.S., country-specific regulations define the requirements that we must comply with regarding the manufacturing, testing, labeling, packaging, storage, distribution, and promotion of infant formula. We are subject to ongoing periodic inspection through these complex regulations, including by the Canadian Food Inspection Agency ("CFIA").

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

OTC

In the EU, as well as many other locations around the world, the manufacture and sale of medicinal products are regulated in a manner substantially similar to that of the U.S. requirements, which generally prohibit the handling, manufacture, marketing, and importation of any medicinal product unless it is properly registered in accordance with applicable law. However, obtaining regulatory approval across various EU member states can present complex challenges. The registration file relating to any particular product must contain data related to product efficacy and

Perrigo Company plc - Item 1
Regulation

safety, including results of clinical testing and/or references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or if it is manufactured or marketed other than in accordance with registration conditions.

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

Medical Devices

The EU has enacted into law numerous directives and adopted many harmonizing standards pertaining to a wide range of industrial products, including medical devices. Medical devices that comply with the requirements of applicable directives are entitled to bear the CE marking of conformity, which indicates that the device conforms to the applicable requirements of the directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an organization accredited by a member state under the EU's Medical Device Regulation ("MDR"). Assessment by a Notified Body includes an audit of the manufacturer’s quality system and may also include specific testing of the product. This assessment is a prerequisite for a manufacturer to commercially distribute the product throughout the EU. All medical devices will need to be approved under the MDR with transition periods until 2027-28, and the possibility to sell off existing medical device products until end of shelf-life.

Dietary Supplements

Dietary supplements are subject to several regulations that inform the selection of ingredient levels and how products can be described on packaging and in advertising. These regulations include: Food Supplements Directive 2002/46/EC, Food Information to Consumers Regulation (EU) No 1169/2011, Permitted Vitamins and Minerals Regulation (EC) 1170/2009, Food Additives Regulation (EC) 1333/2008, Nutritional & Health Claims Regulation (EC) No 1924/2006, the Foods Intended for Particular Nutritional Uses Directive 2009/39/EC, Regulation (EU) 609/2013, and Regulation EC 1924/2006.

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

Certain formulations of the branded pain medications we sell in certain non-U.S. jurisdictions contain codeine. In recent years, there has been growing concern about the use and misuse of opioids and related products in the United States and around the world. Natural and synthetic opioids have analgesic and sedative effects, and are commonly prescribed by medical professionals for the temporary management of pain. Clinically weaker opioid analgesics, such as products containing codeine, are available from pharmacists in certain jurisdictions without a doctor’s prescription. However, a number of jurisdictions have implemented or are considering restrictions on OTC products containing codeine. For example, in 2018, Australia reclassified codeine to require a prescription. In Ireland, such products are currently subject to safety restrictions, including prohibition on advertising, restrictions on in-store visibility, and availability only with the recommendation of a qualified pharmacist. In November 2022, Irish regulators notified manufacturers that it would be initiating a formal classification review of non-prescription codeine products. A decision is anticipated by the end of the third quarter of 2023 followed by a brief transition period, should the products be re-classified. Restrictions or prohibitions on the sale of OTC products containing codeine could affect our CSCI segment in future periods.

Tax Regulations

Recent Changes to Tax Laws, Regulations and Related Interpretations

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 ("IR Act"), which, among other changes, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion, an excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. We evaluated the IR Act and concluded it does not result in any material changes to our income tax reporting for the year ended December 31, 2022. We will continue to evaluate the effects of the IR Act on future accounting periods.

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. Changes include imposing a global minimum corporation tax of 15% and introducing new filing obligations. These changes are being adopted and implemented by many of the countries in which we do business and may increase our tax expense. Specifically, in December 2022, the EU adopted a Directive issued by the European Commission requiring EU members to implement the OECD's global minimum tax rules effective January 1, 2024.

On December 28, 2021, the U.S. Treasury and the IRS released final foreign tax credit regulations addressing various aspects of the foreign tax credit regime. The regulations were, generally, effective on March 7, 2022. We

Perrigo Company plc - Item 1
Regulation

evaluated the regulations and concluded that they do not result in any material changes to our income tax reporting for the year ended December 31, 2022 or for any prior periods. We will continue to evaluate the effects of these final foreign tax credit regulations on future accounting periods.

AVAILABLE INFORMATION

Our principal executive offices are located at The Sharp Building, Hogan Place, Dublin 2, D02 TY74, and our North American base of operations is located at 430 Monroe Avenue NW, Grand Rapids, Michigan 49503. Our telephone number is +353 1 7094000. Our website address is www.perrigo.com, where we make available free of charge our reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov.

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
•The effects of public health outbreaks, including pandemics such as COVID-19 and epidemics, and related public and governmental actions could have a material adverse impact on our operations and our business and financial condition in the future.
•Disruption of our supply chain, including as a result of the COVID-19 pandemic or the war in Ukraine, could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
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
•A cybersecurity breach, disruption or misuse of our information systems, or our external business partners’ information systems could have a material adverse effect on our business.
•We are dependent on the services of certain key personnel.
•Management transition creates uncertainties, and any difficulties we experience in managing such transitions may negatively impact our business.

Perrigo Company plc - Item 1A
Risk Factors
Strategic Risks

•We may not realize the benefits of business acquisitions, divestitures, and other strategic transactions, which could have a material adverse effect on our operating results.
•We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations, which could be material.
•There can be no assurance that our strategic initiatives, including our Supply Chain Reinvention Program, will achieve their intended effects.
•The synergies and benefits expected from acquiring HRA Pharma and Gateway may not be realized in the amounts anticipated or at all and integrating HRA Pharma and Gateway's business may be more difficult, time consuming or costly than expected.
•Failure to effectively monitor and respond to ESG matters, including our ability to set and meet reasonable goals related to climate change and sustainability efforts, may negatively affect our business and operations.

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
•Increased scrutiny on pricing practices and competition in the pharmaceutical industry, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and operating results, which could be material.
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

Tax Related Risks

•The resolution of uncertain tax positions, including the Notices of Proposed Adjustments and ongoing disputes with U.S. and foreign tax authorities, could be unfavorable, which could have a material adverse effect on our business.
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

Perrigo Company plc - Item 1A
Risk Factors
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

Perrigo Company plc - Item 1A
Risk Factors
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

•On July 14, 2021, the European Commission adopted a set of proposals to ensure polices are aligned with the goal of reducing net greenhouse gas emissions by at least 55% by 2030 (the "EU Green Deal"). There is a growing focus on environmental impact of self-care products, their ingredients, components, packaging, manufacturing, and disposal. This focus could lead to new requirements and restrictions in the coming years across all product categories.
•We must obtain approval from the appropriate regulatory agencies in order to manufacture and sell our products in the regions in which we operate. Obtaining this approval can be time consuming and costly. When we submit an application for market authorization, there can be no assurance that the regulator will approve that application on a timely basis or at all.
•U.S. law encourages generic competition by providing eligibility for first generic marketing exclusivity if certain conditions are met. If we are granted generic exclusivity, the exclusivity may be shared with other companies; or we may forfeit 180-day exclusivity if we fail to obtain regulatory approval and begin marketing within the statutory requirements. If we are not the first to file our ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of our product and/or possibly reducing our market share.
•U.S. and global regulatory agencies regularly inspect our manufacturing facilities and the facilities of our third-party suppliers for GMP and other regulatory compliance. The failure of one of these facilities to comply with applicable laws and regulations may lead to a breach of representations made to our customers, or to regulatory or government action against us related to the products made in that facility, including suspension of or delay in regulatory approvals and product seizure, injunction, recall, suspension of production or distribution of our products, loss of licenses or other governmental penalties, or civil or criminal prosecution, which could result in increased cost, lost revenue, or reputational damage.
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
•Rx-to-OTC switches are part of our future growth. If regulatory agencies fail to approve Rx-to-OTC switches in new product categories or reassess the terms of existing OTC classifications, our growth prospects and product mix would be impaired. Further, regulatory agencies may reassess the terms of OTC classification if they perceive a shift in the previously assessed benefit/risk profile. Any such reassessment could lead to OTC products reverting to prescription. For example, as described in Item 1. Business - Government Regulation and Pricing, Irish regulators are undertaking a formal review of non-prescription codeine products, which could result in the reclassification of codeine to prescription only after a brief transition period. A final opinion is expected by the end of the third quarter of 2023. Sales of products containing codeine in Ireland were approximately $8 million in 2022. Moreover, a reclassification by Ireland could lead to reviews in other jurisdictions as well.
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
•Very recently the European Parliament voted of a proposal to extend the MDR transition periods until 2027-28, together with an extended validity of existing medical device certificates and the possibility to sell

Perrigo Company plc - Item 1A
Risk Factors
off existing medical device products until end of shelf-life. With this decision the European Parliament took into account that there is currently a shortage in the number of Notified Bodies authorized to carry out conformity assessments required under MDR.
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

Increasing healthcare expenditures have received considerable public attention in many of the countries in which we operate. In the U.S., government programs such as Medicaid, as well as private insurers, have been focused on cost containment. In some markets in the EU and outside the U.S., the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. Both private and governmental entities are seeking ways to reduce or contain healthcare costs through legislative and regulatory efforts, as further described in Item 1. Business - Government Regulation and Pricing, which could place further pricing pressure on our products and could negatively impact our operating results.

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

As described in Item 1. Business - Government Regulation and Pricing, we participate in various U.S. government healthcare programs and are subject to associated price reporting, payment, and other compliance obligations. Calculations of the data we must submit under the foregoing programs are governed by statutory and regulatory requirements that are complex, vary among products and programs, can change over time, and are subject to interpretation by us, governmental or regulatory agencies, and the courts. Failure to comply with the program obligations may result in civil monetary penalties and other punitive measures and liability, such as exclusion from some programs. We cannot be certain that our submissions will not be found by the government to be incomplete or incorrect. Requirements under state drug price transparency programs, such as price reporting to state agencies, also present such inherent risks, including potential imposition of civil monetary penalties.

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

Perrigo Company plc - Item 1A
Risk Factors
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

Perrigo Company plc - Item 1A
Risk Factors

The effects of public health outbreaks, including pandemics such as COVID-19 and epidemics, and related public and governmental actions could have a material adverse impact on our operations and our business and financial condition in the future.

As the COVID-19 pandemic has shown, the global economy and the self-care markets in which we compete are susceptible to impacts from public health crises. During the initial year of the COVID-19 pandemic, we experienced a dramatic reduction in cough, cold, and flu illnesses as actions were taken and restrictions were imposed at the outset of the COVID-19 pandemic. Consumer takeaway of self-care products also experienced erratic responses during the pandemic. The pandemic also drove supply chain disruptions, including the lack of truck drivers in the U.S., record delays at global shipping ports, and reductions and changes in available labor, which negatively impacted our sales because of the inability to ship products.

As described in Item 7. Management's Discussion and Analysis - Executive Overview, going forward, variants of the COVID-19 disease or other public health incidents and the actions taken to slow their spread could have an adverse impact on our financial condition, our supply chains and other operations, our results of operations, consumer demand for our products and our ability to access capital. The magnitude of any such adverse impacts are not determinable, but could be material, depending on: the duration, intensity, and continued spread of the disease, including the emergence of new strains or variants of the virus, some of which may be more contagious or more severe; the imposition or reimposition of business or movement restrictions in various jurisdictions; the timing of widespread availability and acceptance of vaccines and the efficacy of current vaccines against evolving strains or variants of the virus; the severity and duration of any economic downturn resulting from the pandemic or other public health incidents; the effect of global supply chain and shipping challenges on the Company; the effectiveness of the Company's efforts at mitigation; and other factors, both known and unknown, many of which are likely to be outside our control. It is also possible that a change in the course of the pandemic or other public health incidents may affect consumer demand for products or impact our operations in future periods in ways we do not currently anticipate.

Disruption of our supply chain, including as a result of the COVID-19 pandemic or the war in Ukraine, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to manufacture, deliver and sell our products is critical to our success. Damage or disruption to our collective supply or distribution capabilities resulting from pandemics (including the COVID-19 pandemic and government responsive actions), labor shortages, armed hostilities, border closures, weather conditions, freight carrier availability, any potential effects of climate change, natural disasters, strikes or other labor unrest or other reasons could impair our ability to source inputs or ship, sell or timely deliver our products. Competitors can be affected differently by any of these events depending on a number of factors, including the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events if they occur, particularly when a commodity or raw material is sourced from or a product is manufactured at a single location, could adversely affect our business, financial condition, results of operations and cash flows and require additional resources to restore our supply chain.

During 2022, we experienced supply chain disruptions, including constraints in availability of freight containers and truck drivers, record delays at global shipping ports, and volatility in both cost and availability of agricultural, oil and paper based commodities driven by the war in Ukraine, which led to higher unfilled customer orders and higher input costs compared to the prior year. We have taken and continue to implement a series of actions to improve the current situation, including reconfiguring our distribution system for short term shipments, outsourcing highly complex product lines to a third party logistic provider, adding regional carriers for challenged shipping lanes, hiring additional distribution center personnel, and increasing the purchase cycle as it relates to the manufacturing process. While we believe these actions will continue to improve our ability to ship, however, there can be no assurances that we will be able to meet demand due to supply chain constraints. Moreover, if these supply chain disruptions worsen, our results of operations could be further impacted.

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

We have one significant customer that represented 12.5% of our consolidated net sales for the year ended December 31, 2022. While we have other important customers, no other individual customer represents more than 10% of net sales. However, the loss of one or more of our customers could be material. We believe we have good relationships with all our customers. If our relationship with any of our significant customers, including the terms of doing business with the customers, changes significantly, or if one or more such customers were to experience difficulty in paying us on a timely basis, it could have a material adverse impact on us. Refer to Item 1. Business - Significant Customers.

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

A cybersecurity breach, disruption or misuse of our information systems, or our external business partners’ information systems could have a material adverse effect on our business.

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

During 2022, Eduardo Bezerra was named Executive Vice President and Chief Financial Officer. Additionally, Kyle Hanson joined the Company as Executive Vice President, General Counsel and Corporate Secretary and Alison Ives was promoted to Executive Vice President and Chief Scientific Officer. Changes in executive management create uncertainty. Moreover, changes in our company as a result of management transition could have a disruptive impact on our ability to implement, or result in changes to, our strategy and could negatively impact our business, financial condition and results of operations.

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

There are inherent uncertainties involved in identifying and assessing the value, strengths, and profit potential, as well as the weaknesses, risks, and contingent and other liabilities of acquisition targets, which can be affected by risks and uncertainties relating to government regulations and oversight as well as changes in business, industry, market or general economic conditions. Moreover, the financing of any acquisition can have a material impact on our liquidity, credit ratings and financial position. Alternatively, issuing equity to pay all or a portion of acquisition purchase price would dilute our existing shareholders.

Perrigo Company plc - Item 1A
Risk Factors

Acquisitions and divestitures also involve costs, including fees and expenses of financial advisors, lawyers, accountants, and other professionals, and can involve retention bonuses and other additional compensation of employees or increase turnover in personnel. Any of these risks or expenses could have a negative effect on our financial condition or results of operations.

We have acquired significant assets that could become impaired or subject us to losses and may result in an adverse impact on our results of operations, which could be material.
We have recorded significant goodwill and intangible assets on our balance sheet as a result of previous acquisitions, which could become impaired and lead to material charges in the future.

We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statement of Operations. As of December 31, 2022, the net book value of our goodwill and intangible assets were $3.5 billion and $3.3 billion, respectively. In the past three years, we have recognized a total of $173.1 million in asset impairments, across all segments and asset categories. Refer to Item 8. Note 9 for additional information related to our goodwill and intangible assets.

There can be no assurance that our strategic initiatives, including our Supply Chain Reinvention Program, will achieve their intended effects.
We are in the process of implementing certain initiatives, including our Supply Chain Reinvention Program, designed to increase operational efficiency and improve our return on invested capital by, among other goals, reducing portfolio complexity, investing in advanced planning capabilities, diversifying sourcing, and optimizing our manufacturing assets and distribution models. We believe these initiatives will enhance our net sales, operating margins, and earnings; however, certain of these initiatives require substantial upfront costs, and there can be no assurance any of these initiatives will produce the anticipated benefits. Any delay or failure to achieve the anticipated benefits could have a material adverse effect on our projected results.

As described in Item 7. Executive Overview under the heading “Acquisitions, Disposals and Restructuring”, we estimate the total costs associated with our Supply Chain Reinvention Program, including capital investments, restructuring expenses, and implementation costs, to be approximately $350 million to $570 million by the end of 2028 and project that the program [could/should] generate up to $200 million to $300 million in annual savings by 2028, in each case if fully implemented. However, if the program is not implemented successfully, or if circumstances outside of our control affect our costs over this time period, this program may not produce the anticipated benefits and/or may cost more to achieve. In addition, implementing these changes will require a significant amount of management time and effort, which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including our other strategic initiatives, possible organic or inorganic growth opportunities, and customer and vendor relationships. Any of the foregoing risks could materially adversely affect our business, results of operations, liquidity, and financial condition.

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

The synergies and benefits expected from acquiring HRA Pharma and Gateway may not be realized in the amounts anticipated or at all and integrating HRA Pharma and Gateway's business may be more difficult, time consuming or costly than expected.

We may experience challenges integrating the HRA Pharma and Gateway businesses and managing our expanded operations. Our ability to realize the benefits expected from the HRA Pharma and Gateway acquisitions will depend, in part, on our ability to successfully integrate the business, control costs and maintain growth. Integrations can be complex and time consuming, and the integration may result in temporarily depressed sales while integration of supply chain and distribution channels take place. Any delays, additional unexpected costs, or other difficulties encountered in the integration process could have a material adverse effect on the Company’s revenues, expenses, operating results and/or financial condition.

Perrigo Company plc - Item 1A
Risk Factors

Even if integration occurs successfully, we may not achieve projected synergies or level of anticipated sales growth in new products, brands, or geographic markets within the anticipated timeframe, or at all. There are inherent uncertainties involved in identifying and assessing the profit potential, value, strengths, weaknesses, risks, and contingent and other liabilities of acquisitions, such as HRA Pharma and Gateway, some of which can be affected by risks and uncertainties relating to government regulations and oversight as well as changes in the business, the industry, competition, consumer trends or general economic conditions.

Failure to effectively monitor and respond to ESG matters, including our ability to set and meet reasonable goals related to climate change and sustainability efforts, may negatively affect our business and operations.

Regulatory developments and stakeholder expectations relating to ESG matters are rapidly changing. Concern over climate change has increased focus on the sustainability of practices and products in the markets we serve, and changes to laws and regulations regarding climate change mitigation may result in increased costs and disruption to operations. Moreover, the standards by which ESG matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. If we are unable to recognize and respond to such developments, or if our existing practices and procedures are not adequate to meet new regulatory requirements, we may miss corporate opportunities, become subject to regulatory scrutiny or third-party claims, or incur costs to revise operations to meet new standards.

As a global organization, we have set goals to address the impact of our operations on climate change and related environmental issues. These targets include reducing carbon emissions and water usage as well as becoming fully reliant on renewable energy sources. Refer to Item 1. Business - Corporate Social Responsibility. We believe these goals are obtainable, however, any failure or perceived failure to achieve our sustainability goals or to act responsibly with respect to such matters may negatively impact our operations and/or financial condition. While we monitor a broad range of ESG issues, there can be no assurance that we will manage such issues successfully, or that we will successfully meet the expectations of our stakeholders, consumers and employees.

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

Perrigo Company plc - Item 1A
Risk Factors
We operate in jurisdictions that could be affected by economic and geopolitical instability, which could have a material adverse effect on our business.

Our operations and supply partners could be affected by economic or political instability, embargoes, military hostilities, unstable governments and legal systems, inter-governmental disputes, travel restrictions, terrorist acts, and other armed conflicts. The global nature of our business involves the following risks, among others:

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

The Trade and Cooperation Agreement ("TCA") was signed on December 30, 2020. The TCA provides for free trade in goods and limited mutual market access in services, as well as for cooperation mechanisms in a range of policy areas and UK participation in some EU programs. It is for indefinite duration but is subject to review every 5 years and may be terminated on 12 months’ notice. Uncertainty relating to the Ireland/Northern Ireland protocol remains.

Although the TCA is in place, the full extent of any disruption on imports and exports, for example relating to increased regulatory complexities, is unknown.

The UK now has an ability to diverge from EU regulation (the UK Government’s stated aim), which could enable the UK to seek competitive regulatory advantage. However, the EU could respond by withdrawing benefits under the TCA. These complexities may impair the ability of our operations in the EU to transact business in the UK in the future, and similarly the ability of our UK operations to transact business in the future in the EU. In addition, Brexit could lead to legal uncertainty and potentially different national laws and regulations as the UK determines which EU laws to replace or replicate. Any of the above mentioned effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

Moreover, financial volatility and geopolitical instability outside the U.S. may impact our operations or affect global markets. For example, the war in Ukraine and the resulting sanctions by U.S. and European governments, together with any additional future sanctions by them, could have a larger impact that expands into other markets where we do business, including our supply chain, business partners and customers in the broader region, which could result in lost sales, supply shortages, increase manufacturing costs and lost efficiencies. Further, the conflict may adversely impact macroeconomic conditions and increase volatility in and affect our ability to access capital markets and external financing sources on acceptable terms or at all. Given the international scope of our operations, such effects of ongoing wars and armed conflicts, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

The international scope of our business exposes us to risks associated with foreign exchange rates.

We report our financial results in U.S. dollars. However, a significant portion of our revenues, expenses, assets, indebtedness and other liabilities are denominated in foreign currencies. These currencies include, among others, the Euro, British pound, Canadian dollar, Swedish Krona, Chinese Yuan, Danish Krone, and Polish Zloty. Fluctuations in currency exchange rates, including as a result of inflation, central bank monetary policies, currency controls or other currency exchange restrictions have had, and could continue to have, an adverse impact on our financial performance. We may seek to mitigate the risk of such impacts through hedging, but such hedging activities may be costly and may not be effective.

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

Perrigo Company plc - Item 1A
Risk Factors
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

The actual or alleged presence of certain hazardous substances or petroleum products on, under or in our currently or formerly owned property, or from a third-party disposal facility that we may have used, or the failure to remediate them, could have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on our ability to sell or rent affected property or to borrow funds using affected property as collateral. There can be no assurance that environmental liabilities and costs will not have a material adverse effect on us. Refer to Item 1. Business - Environmental for more information related to environmental remediation matters.

Increased scrutiny on pricing practices and competition in the pharmaceutical industry, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and operating results, which could be material.

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

Perrigo Company plc - Item 1A
Risk Factors
•As a manufacturer of generic pharmaceutical products, the ability of our CSCA and CSCI segments to bring new products to market is often limited by third-party patents or proprietary rights and regulatory exclusivity periods awarded on products. Launching new products prior to resolution of intellectual property issues may result in us incurring legal liability if the related litigation is later resolved against us. The cost and time for us to develop Rx-to-OTC switch products is significantly greater than the rest of the new products that we introduce. Any failure to bring new products to market in a timely manner could cause us to lose market share, and our operating results could suffer.
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

Perrigo Company plc - Item 1A
Risk Factors
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

Tax Related Risks

The resolution of uncertain tax positions, including the Notices of Proposed Adjustments and ongoing disputes with U.S. and foreign tax authorities, could be unfavorable, which could have a material adverse effect on our business.

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

We are currently involved in several audits and adjustment-related disputes and related litigation, including the NOPAs, as described more fully in Item 8. Note 18. Based on a review of the relevant facts and circumstances, we believe that these matters will not result in a material impact on our consolidated financial position, results of operations or cash flows. However, while we believe that our position in these matters is correct, there can be no assurance of ultimate favorable outcomes, and if one or more matters are ultimately resolved unfavorably it would have a material adverse impact on us, including a material adverse impact on our financial position, liquidity, capital resources, and strategy. In addition, an adverse result with respect to any of such matters could ultimately require the use of corporate assets to pay assessments and related interest, penalties, or other amounts, and any such use of corporate assets would limit the assets available for other corporate purposes. We will consider the financial statement impact of any additional facts as they become available.

Perrigo Company plc - Item 1A
Risk Factors
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

A number of factors may adversely impact our future effective tax rate or cash tax payment requirements, which may impact our future results and cash flows from operations. Refer to Item 8. Note 18. These factors include, but are not limited to: changes to income tax rates, to tax laws or the interpretation of such tax laws (including additional proposals for fundamental international tax reform globally); the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards, treatment or characterization of intercompany transactions, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and divestitures of current operations.

Capital and Liquidity Risks

Our indebtedness could adversely affect our ability to implement our strategic initiatives.

Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At December 31, 2022, our total indebtedness outstanding was $4.1 billion.

The agreements governing our New Senior Secured Credit Facilities (as defined below) impose material operating and financial restrictions that limit our operating flexibility, including the following:

•The Credit Agreement (as defined below) governing our New Senior Secured Credit Facilities contain, and agreements governing our other indebtedness may contain, a number of restrictions and covenants that, among other things, limit our ability and/or our restricted subsidiaries’ ability to:
•incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
•pay dividends or distributions or redeem or repurchase capital stock;
•prepay, redeem or repurchase certain debt;

Perrigo Company plc - Item 1A
Risk Factors
•make loans, investments, acquisitions (including certain acquisitions of exclusive licenses) and capital expenditures;
•enter into agreements that restrict distributions from our subsidiaries;
•enter into transactions with affiliates;
•enter into sale and lease-back transactions;
•sell, transfer or exclusively license certain assets, including material intellectual property, and capital stock of our subsidiaries; and
•consolidate or merge with or into, or sell substantially all of our assets to, another person.
•The Credit Agreement governing our New Senior Secured Credit Facilities also includes certain financial covenants that require us to maintain a maximum first lien secured leverage ratio and a minimum interest coverage ratio.
•As a result of these restrictions, we may be limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.
•Our failure to comply with any of the covenants could result in a default under the Credit Agreement and certain other indebtedness, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. Such default may allow the lenders or other note holders to accelerate the related debt and may result in the acceleration of any other debt to which cross-acceleration or cross-default provision applies. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially affected. In addition, an event of default under the Credit Agreement may permit the lenders to refuse to permit additional borrowings under the 2022 Revolver (as defined below) or to terminate all commitments to extend further credit under the 2022 Revolver. Furthermore, if we are unable to repay the amounts due and payable under the Credit Agreement or other debt instruments, the lenders and note holders may be able to proceed against the collateral granted to them to secure that indebtedness. If our indebtedness is accelerated, there can be no assurance that we would be able to repay or refinance our debt or obtain sufficient new financing.
•Future downgrades to our credit ratings may limit our access to capital and materially increase borrowing costs on current or future financing, including via trade payables with vendors. Customers' inclination to purchase goods from us may also be affected by the publicity associated with deterioration of our credit ratings.
•There are various maturity dates associated with our New Senior Secured Credit Facilities, senior notes, and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. Further, there is no assurance that any future refinancing or renegotiation of our New Senior Secured Credit Facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms. Refer to Item 7. Management’s Discussion and Analysis - Capital Resources.

We cannot guarantee that we will buy back our ordinary shares pursuant to our announced share repurchase plan or that our share repurchase plan will enhance long-term shareholder value.

In October 2018 our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. During the year ended December 31, 2022 and December 31, 2021, we did not repurchase any shares under such authorization, and there can be no assurances that we will do so in the future. The specific timing and amount of additional buybacks under the authorization, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, the nature of other investment opportunities, the availability of our distributable reserves and the tax consequences of any buybacks. In addition, our ability to repurchase shares may be limited in the future under Irish law, if at any time we do not have sufficient distributable reserves. No share repurchases are currently anticipated in the near term.

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

At our annual general meeting of shareholders in May 2022, our shareholders authorized our Board of Directors to issue up to a maximum of 33% of our issued ordinary capital on that date for a period of 18 months from the passing of the resolution. At the annual general meeting, our shareholders also authorized our Board of Directors to issue ordinary shares on a nonpreemptive basis in the following circumstances: (i) an issuance of shares in connection with any rights issuance and (ii) an issuance of shares for cash, if the issuance is limited to up to 5% of the Company’s issued ordinary share capital (with the possibility of issuing an additional 5% of the Company’s issued ordinary share capital provided the Company uses it only in connection with an acquisition or a specified capital investment that is announced contemporaneously with the issuance, or which has taken place in the preceding six-month period and is disclosed in the announcement of the issuance), bringing the total acceptable limit for nonpreemptive share issuances for cash to 10% of the Company’s issued ordinary share capital.

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
•Additionally, under the Irish Takeover Panel Act, 1997, Takeover Rules, 2022, the Board of Directors is not permitted to take any action that might frustrate an offer for our ordinary shares, including issuing additional ordinary shares or convertible equity, making material acquisitions or dispositions, or entering into contracts outside the ordinary course of business, once the Board of Directors has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. These provisions may give the Board of Directors less ability to control negotiations with hostile offerors and protect the interests of holders of ordinary shares than would be the case for a corporation incorporated in a jurisdiction of the United States.

Perrigo Company plc - Item 1A
Risk Factors
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

Additionally, we are subject to financial covenants in our New Senior Secured Credit Facilities. Refer to Item 7. Management's Discussion and Analysis - Capital Resources for more information.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES
Our world headquarters is located in Dublin, Ireland, and our North American base of operations is located in Grand Rapids, Michigan. We manufacture products at 17 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 80% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at December 31, 2022:

Country	Number of Facilities	Segment(s) Supported
Ireland	1	CSCA, CSCI
United States	44	CSCA, CSCI
France	7	CSCI
Belgium	5	CSCI
China	5	CSCA, CSCI
United Kingdom	5	CSCI
Germany	4	CSCI
Switzerland	4	CSCI
Austria	3	CSCI
Italy	3	CSCI
Australia	2	CSCI
Greece	2	CSCI
Spain	2	CSCI

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ADDITIONAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers and their ages and positions as of February 24, 2023 were:

	Title and Business Experience	Age
Svend Andersen	Mr. Andersen was named Executive Vice President and President, Consumer Self-Care International in February 2017. Prior to joining Perrigo in May 2016, Mr. Andersen served as Executive Vice President - Europe for LEO-Pharma from December 2015 to May 2016.	61
Eduardo Bezerra	Eduardo Bezerra joined Perrigo in May 2022 as Executive Vice President and Chief Financial Officer. Mr. Bezerra previously served as Senior Vice President and Chief Financial Officer for Del Monte Fresh Produce, Inc., from 2019 to 2022. Before that, Mr. Bezerra held a number of positions of increasing responsibility at Monsanto company from 1998 to 2019.	48
James E. Dillard III	James E. Dillard III was named Executive Vice President and President, Consumer Self-Care Americas in October 2021 and previously served as Executive Vice President, Chief Scientific Officer from January 2019 until October 2021. Prior to joining Perrigo, he served as Senior Vice President, Research, Development and Sciences and Chief Innovation Officer at Altria Group, Inc. from January 2009 to May 2018.	59
Thomas M. Farrington	Mr. Farrington was named Executive Vice President and Chief Information Officer in November 2015. He formerly served as Senior Vice President and Chief Information Officer from October 2006 to November 2015.	65
Kyle L. Hanson	Kyle L. Hanson joined Perrigo in June 2022 as Executive Vice President, General Counsel and Corporate Secretary. Ms. Hanson previously served as Senior Vice President, General Counsel and Secretary for Wolverine Worldwide, Inc., from 2018 to 2022.	58
Alison Ives	Alison Ives was appointed Executive Vice President and Chief Scientific Officer in June 2022. Ms. Ives previously served as Vice President Regulatory Affairs, Consumer Self-Care International from December 2017 to September 2020 and Vice President, Consumer Self-Care Americas, from September 2020 until May 2022.	42
Ronald C. Janish	Mr. Janish was named Chief Transformation Officer in January 2019 and Executive Vice President of Global Operations and Supply Chain in October 2015. He served as Senior Vice President of International and Rx Operations from 2012 until 2015.	57
Murray S. Kessler	Mr. Kessler was appointed President, Chief Executive Officer and Board Member of Perrigo Company plc, effective October 8, 2018. Before joining Perrigo, Mr. Kessler served as the Chairman of the Board of Directors, President and Chief Executive Officer of Lorillard, Inc. from 2010 to 2015.	63
Grainne Quinn	Dr. Quinn was named Executive Vice President in July 2016 and has served as Chief Medical Officer since November 2015. Prior to that she served as Vice President and Head of Global Patient Safety from January 2014 until November 2015.	53
Robert Willis	Mr. Willis was named Executive Vice President and Chief Human Resources Officer in March 2019 after serving as Vice President of Human Resources Global Businesses for nearly six years. Prior to joining Perrigo, Mr. Willis gained more than 20 years of experience in Human Resources leadership through roles with Fawaz Alhokair Group, GE Capital, DoubleClick, and Norkom Technologies.	54

Perrigo Company plc - Item 5

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common equity has traded on the New York Stock Exchange under the symbol PRGO since June 6, 2013. Prior to that, our common equity traded on the Nasdaq Global Select Market under the same symbol. Our common equity was also traded on the Tel Aviv Stock Exchange (“TASE”) under the same symbol between March 16, 2005 and February 23, 2022, which we voluntarily delisted from trading as a result of the Rx business divestiture.

As of February 24, 2023, there were 4,154 record holders of our ordinary shares.

The graph below shows a comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index, the S&P Pharmaceuticals Index, and the S&P Consumer Staples Index, which we added as a result of the Rx business divestiture. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends. Information in the graph is presented for the years ended December 31, 2017 through December 31, 2022.

*     $100 invested on December 31, 2017 - in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

Our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date in October 2018, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the year ended December 31, 2022 or December 31, 2021. During the year ended December 31, 2020, we repurchased 3.4 million ordinary shares at an average purchase price of $48.28 per share for a total of $164.2 million under the 2018 Authorization. As of December 31, 2022 the approximate value of shares available for purchase under the 2018 Authorization was $835.8 million.

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

The following Management's Discussion and Analysis ("MD&A") is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes found in Item 8 of this report. See also "Cautionary Note Regarding Forward-Looking Statements." This discussion and analysis compares 2022 results to 2021. For discussion and analysis that compares 2021 results to 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2021.

EXECUTIVE OVERVIEW

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

Our core competencies are geared to fully take advantage of the massive global trend towards self-care. We define self-care as not just treating disease or helping individuals feel better after taking a product, but also maintaining and enhancing their overall health and wellness. Consistent with our vision, we recently completed our three-year strategy to transform the Company into a consumer self-care leader by reconfiguring our portfolio through the divestiture of our Rx business in 2021 and acquiring Héra SAS (“HRA Pharma”) in 2022. Additionally, we removed significant uncertainty in 2021 through final settlement of the Irish Revenue Notice of Amended Assessment. Upon completion of our transformation, we have transitioned our strategy to ‘Optimizing’ its business and ‘Accelerating’ profitable growth. Several initiatives are anticipated to propel this strategy, including plans to achieve significant synergies from our acquisitions and implementation of our Supply Chain Reinvention Program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results in line with consumer-packaged goods peers.

Our fiscal year begins on January 1 and ends on December 31. We end our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Our Segments

Our reporting and operating segments reflect the way our chief operating decision maker, who is our CEO, makes operating decisions, allocates resources and manages the growth and profitability of the Company. Our reporting and operating segments are:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business in the U.S. and Canada. CSCA previously included our Latin American businesses until they were disposed on March 9, 2022.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business outside of the U.S. and Canada, primarily in Europe and Australia.

For information on each segment, our business environment, and competitive landscape, refer to Item 1. Business. For results by segment and geographic locations see below Segment Results and Item 8. Note 2 and Note 20.

Perrigo Company plc - Item 7
Executive Overview

Recent Highlights

Market Factors

Economic Uncertainty

While many consumer self-care market factors from the COVID-19 pandemic are trending towards a "new normal" , current macroeconomic conditions remain very dynamic, including impacts from rising inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest, and legislative and regulatory changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.

Inflationary Costs and Supply Chain

Supply chain disruptions, including constraints in availability of freight containers and truck drivers, record delays at global shipping ports, and volatility in both cost and availability of agricultural, oil and paper based commodities driven by the war in Ukraine has led to higher unfulfilled customer orders and higher input costs. Additionally, we experienced employment vacancies and attrition as the labor market negatively impacted productivity and drove the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions are anticipated to substantially offset inflationary pressures, however, the duration and extent of inflation pressure, including impacts from the war in Ukraine, changes in labor market availability and wage rates, as well as the acceptance of any further pricing actions we may take in the markets we operate, is uncertain.

Impact of COVID-19 Pandemic

The COVID-19 global pandemic, and actions to slow such outbreaks and the emergence of any new variants, have impacted, and continue to impact, our business and the global self-care markets in which we sell our products. This evolution may contribute to economic recessions or a slowdown of economic growth in certain countries or globally, which may impact demand for our products, some of which may be more than temporary. COVID-19 has and could lead to future volatility in consumer preferences and access to our products (due to government actions or key material, transportation and labor shortages impacting our ability to produce and ship products), or impact consumers’ movements and access to our products.

War in Ukraine

The invasion of Ukraine by Russia and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine have negatively impacted our results from operations in the region. We currently have 90 employees working in our Ukraine subsidiary. We do not have a subsidiary or employees in Russia. We have no manufacturing facilities in either Russia or Ukraine and we previously sold products into Russia entirely through distributors. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. For the year ended December 31, 2022, Ukraine operations accounted for approximately $9 million of net sales, $6 million of gross profit, and $2 million of operating income, and there were no sales in Russia. During 2021, these countries accounted for approximately $27 million of net sales, $15 million of gross profit, and $8 million of operating income combined. Future impacts are difficult to predict due to the high level of uncertainty related to the war’s duration, evolution and resolution. If the conflict spreads or materially escalates, or economic conditions deteriorate, the impact on our business and results of operations could be material.

Foreign Exchange

We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In 2022, significant exchange rate fluctuations, especially weakening of the Euro and the British Pound Sterling compared to the U.S. dollar had a significant foreign exchange impacts leading to lower net sales, net earnings and cash flows. Significant

Perrigo Company plc - Item 7
Executive Overview

exchange rate fluctuations, especially in the Euro or the British Pound Sterling, have had, and could continue to have, a significant impact on our net sales, net earnings and cash flows, and have significantly impacted our historical net sales, costs and net earnings and could do so in the future.

Acquisitions, Disposals and Restructuring

In March 2022 we completed the sale of our Latin American businesses to Advent International. This transaction was part of Perrigo's margin improvement and Project Momentum cost savings initiatives.

In April 2022 we completed the previously announced acquisition of HRA Pharma for €1.8 billion, or approximately $1.9 billion based on exchange rates at the time of closing. Upon completion of the acquisition, we updated our global reporting product categories. Refer to Item 8. Note 2 for further details.

In 2022, we initiated a Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply chain. Through this initiative, we plan to reduce portfolio complexity, invest in advanced planning capabilities, diversify sourcing, and optimize our manufacturing assets and distribution models. We have identified a total annual run-rate potential savings opportunity by the end of fiscal year 2028 of between an estimated $200 million to $300 million (not including related depreciation expense on capital investments) if all facets of the Program are successfully implemented and executed. To obtain these potential benefits, we anticipate incurring costs of between $350 million to $570 million by the end of fiscal year 2028 to complete the program implementation, including capital investments, restructuring expenses, and implementation costs. A significant portion of the annual run-rate potential savings of the Program, between $150 million to $200 million (not including related depreciation expense on capital investments), are anticipated by the end of fiscal year 2025, along with associated potential spend of between $300 million and $450 million. During the year ended December 31, 2022, we recorded total Supply Chain Reinvention Program restructuring and implementation charges of approximately $25 million, comprised primarily of consulting and severance expenses.

We initiated the first phase of our Supply Chain Reinvention Program by announcing on November 1, 2022, a $170 million strategic investment to expand and strengthen our U.S. infant formula manufacturing. This strategic investment included the $110 million purchase of Nestlé’s Gateway infant formula plant in Eau Claire, Wisconsin, along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway"), and an additional $60 million investment into the plant to expand its capacity. Refer to Item 8. Note 3 for further details of these transactions.

Indebtedness and Capital

In April 2022, we entered into new senior secured credit facilities as further explained in Item 8. Note 12. We used a portion of the proceeds to finance the acquisition of HRA Pharma and to repay our outstanding term loan facility. We also entered into several financing hedge activities to economically hedge the purchase price for HRA Pharma, fix the interest rate on a substantial portion of the 2022 financing agreements, and to reduce the Euro exposure of our net investment in European operations.

Tax Updates

On December 28, 2022, we reached an agreement with IRS Appeals providing for settlement of a Notice of Proposed Adjustment ("NOPA") issued on December 11, 2019. The NOPA proposed to disallow reductions to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year. The settlement agreement resolved this issue for all tax years through 2021, the last tax year with chargebacks due to the sale of the Rx business in July 2021. The required settlement payment of $8.3 million was fully covered by reserves for this issue. Refer to Item 8. Note 18 for additional information and Item 1A. Risk Factors - Tax Related Risks for risks associated with tax disputes.

RESULTS OF OPERATIONS

Currency Translation

Currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the year ended December 31, 2022 at the average exchange rates for the reporting period and average exchange rates for the year ended December 31, 2021.

Perrigo Company plc - Item 7
Consolidated

CONSOLIDATED

Consolidated Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2022	December 31, 2021
Net sales	$4,451.6	$4,138.7
Gross profit	$1,455.4	$1,416.2
Gross profit %	32.7%	34.2%
Operating income	$78.9	$410.4
Operating income %	1.8%	9.9%

Net sales increased $312.9 million, or 7.6%, due to:
•$354.8 million increase, or 8.8%, due primarily to $155.9 million in strategic pricing actions and $140.5 million stemming from global category growth and U.S. store brand market share gains resulting in higher net sales across several Perrigo global product categories. These include increases in Upper Respiratory due to a strong global cough, cold and flu season and the U.S. launch of Nasonex®24HR, Nutrition due primarily to benefits from the recall of a national brand infant formula manufacturer and Skin Care due primarily to new products and anti-parasite offerings. An incremental six months of contract manufacturing sales to the divested Rx business, which closed on July 6, 2021, also contributed $62.0 million of net sales; and
•$236.3 million increase from our acquisitions of HRA Pharma and Gateway, inclusive of a $23.9 million unfavorable effect of currency translation; partially offset by
•$193.2 million decrease from unfavorable foreign currency translation excluding acquisitions; and
•$85.6 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset.

Operating income decreased $331.5 million, or 80.8%, due to:

•$39.2 million increase in gross profit driven by higher gross profit flow-through resulting from higher net sales, $104.2 million from the addition of HRA Pharma and Gateway, partially offset by $122.0 million of cost of goods sold inflation and freight, and lower productivity, and $94.0 million of unfavorable foreign currency translation excluding acquisitions, as well as divestitures of the Latin American businesses and ScarAway® brand asset. Gross profit as a percentage of net sales decreased 150 basis points compared to the prior year due to acquisition related inventory values stepped up to fair value, partially offset by the same factors that drove gross profit.

•$370.7 million increase in operating expenses due primarily to:
•The absence of the $417.6 million Omega arbitration award received in the prior year;
•$151.9 million increase from the addition of HRA Pharma and Gateway; and
•$56.0 million increase due primarily to increased distribution, higher employee expenses; and
•$25.6 million of higher restructuring expenses in the current year; partially offset by
•$63.0 million decrease from foreign currency translation excluding acquisitions; and
•$173.1 million of prior year impairment charges primarily related to the divested Latin American businesses, and $14.2 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset, and approximately $44.3 million of lower litigation expense.
Impairments

During the year ended December 31, 2022, we recorded a loss from disposal of a fixed asset of $4.6 million in our Unallocated segment. During the year ended December 31, 2021, we recorded an impairment associated with our CSCA Latin American divestiture announcement totaling $162.2 million, of which $6.1 million related to goodwill and the remainder related to assets held-for-sale. Also during the year ended December 31, 2021, we recorded an impairment within our annual impairment testing on our CSCI Oral Care International reporting unit totaling $10.0 million of goodwill and $0.9 million of IPR&D.

Perrigo Company plc - Item 7
Consolidated

CONSUMER SELF-CARE AMERICAS

Segment Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2022	December 31, 2021
Net sales	$2,925.9	$2,693.1
Gross profit	$787.2	$765.1
Gross profit %	26.9%	28.4%
Operating income	$366.1	$206.5
Operating income %	12.5%	7.7%

Net sales increased $232.8 million, or 8.6% due to:

•$247.4 million increase, or 9.5%, due primarily to strategic pricing actions, total category growth, and store brand market share gains versus national brands and store brand competitors. Growth was achieved across several product categories, including Upper Respiratory due to a strong cough, cold and flu season and the launch of Nasonex®24HR, and Nutrition due primarily to benefits from the recall of a national brand infant formula manufacturer. An incremental six months of contract manufacturing sales to the divested Rx business, which closed on July 6, 2021, also contributed $62.0 million of net sales. These drivers also benefited from e-commerce growth and other new products; and
•$71.5 million increase from the additions of HRA Pharma and Gateway; partially offset by
•$85.5 million decrease from the divestitures of the Latin American businesses and the ScarAway® brand asset; and
•$0.7 million decrease from foreign currency translation excluding acquisitions.

CSCA net sales by product category were as follows:

Sales	Year Ended
(in millions, except percentages)	December 31, 2022	December 31, 2021(1)	$ Change	% Change
Upper Respiratory	$564.6	$483.1	$81.5	16.9%
Nutrition	520.4	401.9	118.5	29.5%
Digestive Health	495.5	475.1	20.4	4.3%
Pain and Sleep-Aids	412.2	405.4	6.8	1.7%
Oral Care	312.9	311.9	1.0	0.3%
Healthy Lifestyle	288.9	295.0	(6.1)	(2.1)%
Skin Care	187.8	183.7	4.1	2.2%
Women's Health	45.2	38.2	7.0	18.3%
Vitamins, Minerals, and Supplements ("VMS")	27.9	31.7	(3.8)	(12.0)%
Other CSCA	70.5	67.1	3.4	5.1%
Total CSCA	$2,925.9	$2,693.1	$232.8	8.6%
(1) The Company updated its global reporting product categories during 2022. These product category updates have been adjusted retroactively to reflect the changes. Refer to Item 8. Note 2

Sales in each category were driven primarily by:

•Upper Respiratory: Net sales of $564.6 million increased 16.9% due primarily to higher demand for cough/cold products stemming from elevated and sustained incidences of RSV, flu and COVID throughout most of the year, demand for allergy products and the successful launch of Nasonex®24HR; partially offset by the divestiture of the Latin American businesses;

Perrigo Company plc - Item 7
CSCA

•Nutrition: Net sales of $520.4 million increased 29.5% driven by strong growth in contract and store brand infant formula, both of which benefited in part from a national brand recall and the acquisition of the GoodStart® infant formula brand;
•Digestive Health: Net sales of $495.5 million increased 4.3% due primarily to increased manufacturing capacity and demand for Polyethylene Glycol 3350 as well as new products, including Omeprazole Cool Mint and orange flavored Polyethylene Glycol 3350; partially offset by the divestiture of the Latin American businesses;
•Pain and Sleep-Aids: Net sales of $412.2 million increased 1.7% due primarily to higher demand for children's analgesics products stemming from elevated and sustained incidences of RSV, flu and COVID; partially offset by the divestiture of the Latin American businesses;
•Oral Care: Net sales of $312.9 million increased 0.3% due primarily to higher net sales in the store brand business that were offset by supply chain disruptions, including delayed receipt of products manufactured outside the U.S. that led to unfulfilled customer orders in the first half of 2022, and the purposeful loss of distribution of relatively lower margin products at a specific customer;
•Healthy Lifestyle: Net sales of $288.9 million decreased 2.1% due primarily to the discontinuation of diabetes products;
•Skin Care: Net sales of $187.8 million increased 2.2% due primarily to the addition of HRA Pharma brands; partially offset by the divested ScarAway® brand asset and discontinued products;
•Women's Health: Net sales of $45.2 million increased 18.3% due primarily to the addition of HRA Pharma brands, including ellaOne®;

•VMS and Other: Net sales of $98.4 million decreased 0.4% due primarily to the divestiture of Latin American businesses.

Operating income increased $159.6 million, or 77.3%, due primarily to:

•$22.1 million increase in gross profit, driven by higher gross profit flow-through resulting from net sales growth, $34.0 million from the addition of HRA Pharma and Gateway inclusive of unfavorable foreign currency translation, partially offset by $75.1 million of inflation, including higher freight & distribution expenses, and lower productivity, and $23.7 million from the divestitures of the Latin American businesses and ScarAway® brand asset. Gross profit as a percentage of net sales decreased 210 basis points compared to the prior year due to inflation, lower productivity, and the addition of third party sales to the divested Rx business, which have a lower margin profile.
•$137.5 million decrease in operating expenses due primarily to the absence of $162.2 million of prior year impairment charges and operating expenses related to the divested Latin American businesses; partially offset by $25.0 million from the additions of HRA Pharma and Gateway and increased distribution and selling expenses.

CONSUMER SELF-CARE INTERNATIONAL

Segment Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2022	December 31, 2021
Net sales	$1,525.7	$1,445.6
Gross profit	$668.2	$651.1
Gross profit %	43.8%	45.0%
Operating (loss) income	$(30.0)	$36.1
Operating (loss) income %	(2.0)%	2.5%

Perrigo Company plc - Item 7
CSCI

Net sales increased $80.1 million, or 5.5% due to:

•$107.9 million, or 7.5%, net increase driven primarily by strategic pricing actions, holding market share in growing categories resulting in higher net sales across several CSCI product categories, including Upper Respiratory due to a strong global cough, cold and flu season and Skin Care due primarily to new products and anti-parasite offerings. These drivers also benefited from e-commerce growth and new product sales, and;
•the addition of $164.8 million from HRA Pharma, inclusive of a $23.8 million unfavorable effect of currency translation; partially offset by
•$192.6 million decrease from unfavorable foreign currency translation excluding acquisitions.

CSCI net sales by product category were as follows:

Sales	Year Ended
(in millions, except percentages)	December 31, 2022	December 31, 2021(1)	$ Change	% Change
Skin Care	$432.2	$378.3	$53.9	14.2%
Upper Respiratory	258.8	219.4	39.4	18.0%
VMS	191.8	225.8	(34.0)	(15.1)%
Pain and Sleep-Aids	183.0	184.8	(1.8)	(1.0)%
Healthy Lifestyle	136.4	173.3	(36.9)	(21.3)%
Women's Health	99.0	54.5	44.5	81.7%
Oral Care	88.6	94.0	(5.4)	(5.7)%
Digestive Health	21.5	25.6	(4.1)	(16.0)%
Other CSCI	114.4	89.9	24.5	27.3%
Total CSCI	$1,525.7	$1,445.6	$80.1	5.5%
(1) The Company updated its global reporting product categories during 2022. These product category updates have been adjusted retroactively to reflect the changes. Refer to Item 8. Note 2

Sales in each category were driven primarily by:

•Skin Care: Net sales of $432.2 million increased 14.2%, inclusive of a 18.0% unfavorable effect of currency translation, driven primarily by increased market share in the ACO skin care franchise and new product launches in the Sebamed skin care portfolio and increased net sales of anti-parasite products;
•Upper Respiratory: Net sales of $258.8 million increased 18.0%, inclusive of a 15.2% unfavorable effect of currency translation, due primarily to increased demand for both traditional and natural cough/cold products stemming from a strong cough/cold and flu season;
•VMS: Net sales of $191.8 million decreased 15.1%, inclusive of a 10.8% unfavorable effect of currency translation, due primarily to stronger performance of VMS products in the prior year and lower overall category consumption and net sales of Davitamon in the Netherlands; partially offset by solid performance of Abtei in Germany;
•Pain & Sleep-Aids: Net sales of $183.0 million decreased 1.0%, inclusive of a 11.4% unfavorable effect of currency translation, partially offset by higher demand for Solpadeine, an analgesics product, U.K. store brand products and Tiger Balm stemming from a strong cough/cold and flu season;
•Healthy Lifestyle: Net sales of $136.4 million decreased 21.3%, inclusive of a 9.2% unfavorable effect of currency translation, driven primarily by lower category consumption in weight management and smoking cessation;
•Women's Health: Net sales of $99.0 million increased 81.7%, inclusive of a 23.4% unfavorable effect of currency translation, due primarily to the acquisition of HRA Pharma;
•Oral Care: Net sales of $88.6 million decreased 5.7% inclusive of a 11.3% unfavorable effect of currency translation, due primarily to strong growth of store brand oral care products and Plackers®;
•Digestive Health and Other: Net sales of $135.9 million increased 17.7%, inclusive of a 20.3% unfavorable effect of currency translation, due primarily to the addition of the HRA Pharma Rare Diseases portfolio in the Other category.

Perrigo Company plc - Item 7
CSCI

Operating income decreased $66.1 million, or 183.1%, due to:

•$17.1 million increase in gross profit due primarily to strategic price increases, higher gross profit flow-through resulting from net sales growth, and $70.0 million from the addition of HRA Pharma, partially offset by unfavorable foreign currency translation excluding acquisitions and the impact of inflation. Gross profit as a percentage of net sales decreased 120 basis points due to lost market share on higher margin products offset by the addition of HRA Pharma; which was more than offset by

•$83.2 million increase in operating expenses due primarily to $113.6 from the addition of HRA Pharma and higher employee expenses, partially offset by $62.1 million from foreign currency translation excluding acquisitions.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Year Ended
December 31, 2022	December 31, 2021
$257.2	$(167.8)

The increase of $425.0 million in unallocated expenses during the year ended December 31, 2022 compared to the prior year period was due primarily to the absence of the $417.6 million Omega Pharma Invest N.V. ("Omega") arbitration awarded in the prior year, partially offset by the absence of transaction fees associated with the sale of the Rx business and litigation expense incurred in the prior year. Additionally, the current year included higher acquisition expenses of $49.3 million associated with the HRA Pharma and Gateway acquisitions and initial expenses of $24.3 million associated with our Supply Chain Reinvention Program.

Interest expense, net, Other (income) expense, net and Loss on extinguishment of debt (Consolidated)

	Year Ended
(in millions)	December 31, 2022	December 31, 2021
Interest expense, net	$156.0	$125.0
Other (income) expense, net	$53.1	$26.7
Loss on extinguishment of debt	$8.9	$—

Interest Expense, net

The $31.0 million increase during the year ended December 31, 2022 compared to the prior year was due primarily to an increase in interest expense associated with an increase in outstanding borrowings under our New Senior Secured Credit Facilities and less interest income associated with lower cash balances.

Other (Income) Expense, Net

The $26.4 million increase in expense during the year ended December 31, 2022 compared to the prior year was due primarily to unfavorable changes in revaluation of foreign currency expense associated with the acquisition of HRA Pharma and termination expense of the forward currency options related to the acquisition of HRA Pharma.

Loss on extinguishment of debt

The $8.9 million loss on extinguishment of debt during the year ended December 31, 2022 is related to the write-off of certain new and previously deferred financing fees and make whole payments due in connection with repaying outstanding borrowings prior to maturity (refer to Item 8. Note 12).

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rates were as follows:

Year Ended
December 31, 2022	December 31, 2021
5.9%	150.6%

The effective tax rate on the pre-tax loss for the year ended December 31, 2022, decreased when compared to the effective tax rate on the pre-tax income for the year ended December 31, 2021, primarily due to the income tax expense on the settlement of the Irish Notice of Assessment recorded in 2021 as well as settlement in 2022 of a NOPA with the IRS resulting in a reduction of our liability for uncertain tax positions, offset in part by the Omega arbitration pre-tax income received in 2021, which was largely non-taxable.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Overview

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the Notices of Proposed Adjustment ("NOPAs") from the IRS, the COVID-19 pandemic, the war in Ukraine, inflation and interest rates and other contingencies. We note that no payment of the additional amounts proposed by the IRS in the NOPAs is currently required, and no such payment is expected to be required, unless and until a settlement or other final determination of the matter is reached that is adverse to us. Refer to Item 8. Note 18 for additional information on the NOPAs. Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the NOPAs, the COVID-19 pandemic, the war in Ukraine, inflation and interest rates or other contingencies have a material impact on our capital requirements.

We previously had an Rx segment which was comprised of our generic prescription pharmaceuticals business in the U.S. and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report. Cash flows from discontinued operations are reported within the consolidated statement of cash flows, and select cash flow information related to discontinued operations are presented in Item 8. Note 4. We received $1.55 billion in cash upon the completion of the Rx business sale on July 6, 2021.

We also received $417.6 million in September 2021 relating to the claim arising from the 2015 Omega Acquisition. A portion of these proceeds were used for the settlement of the NoA dispute with Irish Revenue.

Cash and Cash Equivalents

	Year Ended
(in millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$600.7	$1,864.9
Working capital(1)	$1,041.8	$1,027.7

(1) Working capital represents current assets less current liabilities, excluding cash and cash equivalents, assets and liabilities held for sale, and excluding current indebtedness.

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

Cash Flows

The following table includes summarized cash flow activities:

	Year Ended
(in millions)	December 31, 2022	December 31, 2021	$ Change
Net cash from operating activities	$307.3	$156.3	$151.0
Net cash from (for) investing activities	(1,958.6)	1,275.8	(3,234.4)
Net cash from (for) financing activities	421.6	(178.7)	600.3
Effect of exchange rate changes on cash and cash equivalents	(48.9)	(15.6)	(33.3)
Net increase (decrease) in cash and cash equivalents	$(1,278.6)	$1,237.8	$(2,516.4)

Net cash from (for) Operating Activities

The $151.0 million increase in operating cash inflow was primarily driven by a reduction in accounts receivable in 2022 compared to a significant increase in 2021, primarily related to timing of sales and receipt of payments. This was partially offset by higher inventory level as we invest to improve customer service, combined with lower demand for certain products and decrease in customer inventories and a decrease in cash flow from the change in net earnings after adjustments for non-cash operating items. Operating cash flows also benefited from a refund on the majority of the $45 million cash escrow deposit to the Israel Tax Authority in the prior year.

Net cash from (for) Investing Activities

The $3.2 billion decrease in cash from investing cash flow was due primarily to the $1.9 billion cash paid for the acquisitions of HRA Pharma in the current year and $1.4 billion of net differential cash received from the sale of our Rx business, partially offset by related hedging activities and other acquisitions, divestitures (refer to Item 8. Note 3) and asset transactions.

Capital expenditures totaled approximately $96 million in 2022. We anticipate 2023 capital expenditures to be between $125 million and $140 million, depending on the progression of Gateway infant formula plant investments, our Supply Chain Reinvention Program, and project timelines related to manufacturing productivity and efficiency upgrades, software and technology initiatives, and general plant maintenance. We expect to fund these estimated capital expenditures with funds from operating cash flows.

Net cash from (for) Financing Activities

The $600 million increase in financing cash flow was due primarily to a $1.6 billion increase from the entry into our New Senior Secured Credit Facilities and related financing fees. We used a portion of the proceeds from the New Senior Secured Credit Facilities to finance the acquisition of HRA Pharma and to repay outstanding borrowings totaling $959 million (refer to Item 8. Note 12). Additionally we increased our dividend payment by $12.8 million compared to the prior year.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the year ended December 31, 2022 or December 31, 2021. The future repurchase of shares, if any, is subject to the discretion of our Board of Directors and is currently not anticipated in the near term.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Dividends paid (in millions)	$142.4	$129.6
Dividends paid per share	$1.04	$0.96

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Borrowings and Capital Resources

On April 20, 2022, we and our indirect wholly-owned subsidiary, Perrigo Investments, LLC (the "Borrower"), entered into the New Senior Secured Credit Facilities, which consist of (i) a $1.0 billion five-year revolving credit facility (the "2022 Revolver"), (ii) a $500 million five-year Term Loan A facility (the "2022 Term Loan A Facility"), and (iii) a $1.1 billion seven-year Term B facility (the "2022 Term Loan B Facility") and, together with the 2022 Revolver and 2022 Term Loan A Facility, the "New Senior Secured Credit Facilities", all pursuant to a new Term Loan and Revolving Credit Agreement (the "Credit Agreement"). The New Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender and a limited amount of hedging or cash management obligations entered into with entities that are not lenders, by us and certain of our wholly-owned subsidiaries organized in the U.S., Ireland, Belgium, England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries” and together with the Company, the “Guarantors”). We refer to the Borrower and the Guarantors collectively as the “Loan Parties”. Refer to Item 8. Note 12. We also entered into several financing hedge activities to economically hedge the purchase price for HRA Pharma, fix the interest rate on a substantial portion of the 2022 financing agreements, and to reduce the Euro exposure of our net investment in European operations.

Our short term debt as of December 31, 2022 of $36.2 million is comprised of (i) principal payments of the 2022 Term Loan A Facility and the 2022 Term Loan B Facility and (ii) leases.

Term Loans and Notes

As of December 31, 2022, we had $1,588.3 million outstanding under our 2022 Term Loan A Facility and Term Loan B Facility. We had $600.0 million outstanding under our 2019 Term Loan as of December 31, 2021. We repaid the $600.0 million 2019 Term Loan with the proceeds of the New Senior Secured Credit Facilities during 2022. The remaining $500.0 million of proceeds were used to (i) redeem the 4.00% Senior Notes due 2023 and the 5.1045% Guaranteed Senior Notes due 2023, on May 19, 2022 (collectively, the “Redeemed Notes”), (ii) to fund a portion of the cash consideration payable in connection with the acquisition of HRA Pharma (Refer to Item 8. Note 3), and (iii) to pay related fees and expenses. Upon the repayment in full of loans under the 2019 Term Loan and termination of the 2018 Revolver, such facilities were terminated and all guarantees thereunder were released. Upon the redemption of the Redeemed Notes, the guarantees related thereto were released.

Loans under the New Senior Secured Credit Facilities bear interest at a rate equal to, at the Borrower’s option and depending on the currency borrowed, either the adjusted Term SOFR Rate, EURIBOR Rate, the prime lending rate or the daily simple RFR rate (each as defined in the Credit Agreement), in each case, plus an applicable margin. Applicable margins and fees are outlined below;

Applicable Margins
	Term SOFR and EURIBOR Rates	Prime Lending and Daily Simple RFR Rates	Per Annum Commitment Fee(2)
2022 Term Loan A(1)	2.000% - 1.750%	1.000% - 0.750%	—
2022 Term Loan B(1)	2.500% - 2.250%	1.500% - 1.250%	—
2022 Revolver(1)	2.000% - 1.375%	1.000% - 0.375%	0.250% - 0.175%
(1) Applicable margins are dependent upon our total net leverage ration
(2) Payable on the undrawn amount

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and other exceptions, by a security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets. We may make voluntary prepayments at any time without payment of a premium or penalty, subject to certain exceptions, and are required to make certain mandatory prepayments of outstanding indebtedness under the Credit Agreement in certain circumstances. Principal repayments of the 2022 Term Loan B Facility, which are due quarterly, began in September 2022 and are equal to 1.0% per annum of the original principal amount of the 2022 Term Loan B Facility incurred with any remaining balance payable on the maturity date. Principal repayments of the 2022 Term Loan A Facility, which are due quarterly, began in September 2022 and are equal to (i) for the first year anniversary of the Closing Date (as defined in the Credit Agreement), 2.5% per annum of the original principal amount of the 2022 Term Loan A Facility incurred and (ii) after the first year anniversary of the Closing Date, 5.0% per annum of the original principal amount of the 2022 Term Loan A Facility incurred, with any remaining balance payable on the maturity date. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Borrower and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. The Credit Agreement contains financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the 2022 Revolver and the 2022 Term Loan A Facility. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If we consummate certain qualifying acquisitions during the term of the loan, the maximum first lien secured net leverage ratio covenant would increase to 3.25 to 1.00 for such quarter and the three following fiscal quarters thereafter.

Leases

We had $238.6 million and $199.1 million of lease liabilities and $239.1 million and $194.8 million of lease assets as of December 31, 2022 and December 31, 2021, respectively.

Available Resources

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in "Other Financing" in Item 8. Note 12. There were no borrowings outstanding under the overdraft facilities as of December 31, 2022 and December 31, 2021.

During 2022 we terminated the 2018 Revolver and entered into the 2022 Revolver. There were no borrowings outstanding under the 2022 Revolver as of December 31, 2022 or December 31, 2021. We are subject to certain financial covenants in the 2022 Revolver and 2019 Term Loan. As of December 31, 2022, we were in compliance with all such covenants under our debt agreements.

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

Credit Ratings

The interest of the 3.150% Senior Notes due 2030 stepped up from 3.900% to 4.400% on payments made after June 15, 2022 due to a credit ratings downgrade by S&P Global Ratings and Moody’s Investor Services in the first quarter of 2022. On December 31, 2022, our credit rating was Ba1 (negative), BB (stable), and BB+ (stable), by Moody's Investor Services, S&P Global Ratings, and Fitch Ratings Inc., respectively. Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in operating performance, the economic environment, our financial position, and changes in business strategy. If changes in our credit ratings were to occur, they could

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms. A credit rating is not a recommendation to buy, sell or hold securities.

Guarantor Financial Information

The Guarantor Subsidiaries and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Loan Parties provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.400% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Investments, LLC.

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
Basis of Presentation

The following tables include summarized financial information of the obligor groups of debt issued by Perrigo Investments, LLC and Perrigo Company plc. The summarized financial information of each obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with U.S. GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Investments, LLC and Perrigo Company plc is presented in the table below:

	Year Ended
(in millions)	December 31, 2022	December 31, 2021
Current Assets	$1,975.7	$3,921.6
Non-current Assets	$4,819.1	$5,016.5
Current liabilities	$734.9	$1,307.4
Non-current liabilities	$11,036.2	$9,672.1
Due to non-guarantors	$6,346.4	$6,195.5

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Investments, LLC and Perrigo Company plc is presented in the table below:

	Year Ended
(in millions)	December 31, 2022	December 31, 2021
Total Revenues	$3,273.0	$3,046.2
Gross Profit	$858.6	$818.0
Operating Income (loss)	$(36.9)	$342.2
Net Income (loss)	$(316.3)	$985.1
Revenue from non-guarantors	$274.7	$241.7
Operating Expenses to non-guarantors	$(0.7)	$2.3
Other (income) expense to non-guarantors	$105.8	$(30.7)

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

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Contractual Obligations

Our enforceable and legally binding obligations as of December 31, 2022 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions):

	Payment Due
	2023	2024-2025	2026-2027	After 2027	Total
Short and long-term debt (1)	$193.4	$1,065.8	$1,345.3	$2,640.8	$5,245.3
Finance lease obligations	3.8	4.6	4.1	11.6	24.1
Purchase obligations (2)	407.9	—	—	—	407.9
Operating leases (3)	33.0	55.9	43.4	117.5	249.8
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (4)	—	—	—	64.1	64.1
Other (5)	14.0	8.0	—	—	22.0
Total	$652.1	$1,134.3	$1,392.8	$2,834.0	$6,013.2
(1)Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at December 31, 2022.
(2)Consists of commitments for both materials and services.
(3)Used in normal course of business, principally for warehouse facilities and computer equipment.
(4)Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post-employment benefits. Of this amount, we have funded $35.4 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.
(5)Primarily includes consulting fees, legal settlements, restructuring accruals, insurance obligations, and electrical and gas purchase contracts, which were accrued in Other current liabilities and Other non-current liabilities at December 31, 2022 for all years.

We fund our U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions, which we expect to be approximately $37.9 million over the next 12 months. Future contributions are dependent upon various factors, including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. We generally expect to fund all future contributions with cash flows from operating activities.

As of December 31, 2022, we had approximately $417.4 million of liabilities for uncertain tax positions, including interest and penalties. These liabilities have been excluded from the Contractual Obligations table above, and the related tax benefits have not been recognized, due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. Critical accounting estimates involve a significant level of uncertainty and could have a material impact on results. These estimates are based on judgment and available information. Actual results could differ materially from the estimates.

Revenue Recognition

Net product sales include estimates of variable consideration for which accruals and allowances are established. Variable consideration for product sales consists primarily of rebates and other incentive programs recorded on the Consolidated Balance Sheets as Accrued customer programs. Where appropriate, these estimates take into consideration a range of possible outcomes in which relevant factors, such as historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, are either probability-weighted to derive an estimate of expected value or the estimate reflects the single most likely outcome. Overall, these reserves reflect our best estimate of the amount of consideration to which we are entitled based on the terms of the contract. If actual results in the future vary from

Perrigo Company plc - Item 7
Critical Accounting Estimates

the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known.

Income Taxes

Our tax rate is subject to adjustment over the balance of the year due to, among other things, income tax rate changes by governments; the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in U.S. GAAP; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided taxes. For the year ended December 31, 2022, we recorded a net decrease in valuation allowances of $56.2 million, comprised primarily of a decrease in valuation allowance on deferred tax assets of our Latin American businesses which were sold in 2022.

Additionally, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. Future period earnings may also be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments (refer to Item 8. Note 18).

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

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The acquired intangible assets can include customer relationships, trademarks, trade names, brands, developed product technology and IPR&D assets. For acquisitions accounted for as business combinations, IPR&D is considered to be an indefinite-lived intangible asset until the research is completed, at which point it then becomes a definite-lived intangible asset, or is determined to have no future use and is then impaired and charged to expense. There are several methods that can be used to determine the fair value of our intangible assets. We typically use an income approach to value the specifically identifiable intangible assets which is based on forecasts of the expected future cash flows. We have historically used a relief from royalty or multi-period excess earnings methodology. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management. We typically consult with an independent advisor to assist in the valuation of these intangible assets. Significant estimates and assumptions inherent in the valuations include discount rates, revenue growth assumptions and expected profit margins. We consider marketplace participant assumptions in determining the amount and timing of future cash flows along with the length of our customer relationships, attrition, product or technology life cycles, barriers to entry and the risk associated with the cash flows in concluding upon our discount rate. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we may record adjustments to the purchase accounting. In addition, unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

Perrigo Company plc - Item 7
Critical Accounting Estimates

Our assessment as to the useful lives of intangible assets is based on a number of factors including competitive environment, market share, trademark, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the trademarked or branded products are sold. Determining the useful life of an intangible asset requires judgement, as different assets will have different useful lives or may even have an indefinite life. Definite-lived intangible assets are amortized to expense over their estimated useful life.

Goodwill

Goodwill represents amounts paid for an acquisition of a business in excess of the fair value of net assets received. We perform annual goodwill impairment testing on the first day of the fourth quarter. Following the acquisition of HRA Pharma, we have an additional reporting unit representing the Rare Diseases pharmaceutical business. In addition, the respective HRA Pharma OTC consumer Americas and International businesses have been included with the existing CSCA and CSCI reporting units. As of December 31, 2022, we have three reporting units. Our CSCA operating segment is equivalent to our CSCA reporting unit. Our CSCI operating segment includes two reporting units, CSCI and Rare Diseases.

The test for impairment requires us to make several significant assumptions that impact our estimate of the fair value of a reporting unit, including the perpetual growth rate and discount rate. These assumptions are considered critical due to the sensitivity of changes in these assumptions to the related estimate of fair value. The discount rates used in testing each of our reporting units’ goodwill for impairment during our testing were based on the weighted average cost of capital determined for each of our reporting units. In our annual impairment test as of October 2, 2022, discount rates ranged from 10.25% to 11.00%, and perpetual growth rates were 2.50%. In our annual impairment test as of October 3, 2021, discount rates ranged from 7.75% to 9.75%, and perpetual growth rates were 2.50%.

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

We performed sensitivity analyses on the discounted cash flow valuations that were prepared to estimate the fair value of each reporting unit. Discount rates and perpetual revenue growth rates were increased and decreased by increments of 25 or 50 basis points. For the CSCI reporting unit, the fair value exceeds our carrying amount by less than 10%. Therefore, a 50 basis point increase in the discount rate, or a 25 basis point increase in the discount rate combined with a 25 basis point decrease in the perpetual growth rate, would indicate potential impairment for this reporting unit. The CSCI reporting unit's fair value includes material benefits from the Supply Chain Reinvention program and synergies from integrating HRA Pharma. Therefore, the reporting unit is sensitive to changes in estimates related to the Supply Chain Reinvention Program and the forecasted HRA synergies. Reductions in the net projected benefits could represent a potential indicator of impairment requiring further impairment analysis. For the recently acquired Rare Diseases reporting unit, the fair value exceeds our carrying amount by less than 10% as a result of establishing the carrying value at predominately fair value through purchase accounting. Therefore, a 50 basis point increase in the discount rate, or a 25 basis point increase in the discount rate combined with a 25 basis point decrease in the perpetual growth rate, would indicate potential impairment for this reporting unit. Our sensitivities assume a corresponding decrease in market valuation multiples. Based on the sensitivity of the discount rate assumptions on these analyses, an increase in the discount rate over the next twelve months could negatively impact the estimated fair value of the reporting units and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of our reporting units over the next twelve months, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis.

We continue to monitor the progress of our reporting units and assess them for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

See Item 8. Note 9 and Note 10 for further information.

Perrigo Company plc - Item 7
Critical Accounting Estimates

Recently Issued Accounting Standards Pronouncements

See Item 8. Note 1 for information regarding recently issued accounting standards.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We are a global company with operations primarily throughout North America, Europe, China, and Australia. We transact business in each location's local currency and in foreign currencies, thereby creating exposures to changes in exchange rates. Our largest exposure is the movement of the U.S. dollar relative to the euro.

Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate the translation effect of a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would not materially affect operating income of our non U.S. operating units for the year ended December 31, 2022. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of December 31, 2022, cumulative net currency translation adjustments increased shareholders’ equity by $58.6 million.

We monitor and strive to manage risk related to foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign exchange derivatives or netted with offsetting exposures at other entities. We cannot predict future changes in foreign currency movements and fluctuations that could materially impact earnings.

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of interest income earned on our investment of cash on hand and interest expense on borrowings. We have in the past, and may in the future, enter into certain derivative financial instruments related to the management of interest rate risk, when available on a cost-effective basis. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged. We do not use derivative financial instruments for speculative purposes. A 1% increase in interest rates would result in approximately $3.9 million of additional annual interest expense in 2023.

Inflation Risk

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and administration expenses if the selling prices of our products do not increase with these increased costs. We manage the impact of inflation through pricing and supply chain cost reduction and optimization initiatives. Refer to Item 8. Note 1 and Note 11 for further information regarding our derivative instruments and hedging activities.

Perrigo Company plc - Item 8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Perrigo Company plc - Item 8

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perrigo Company plc (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Valuation of Goodwill for the CSCI Reporting Unit
Description of the Matter	At December 31, 2022, goodwill related to the Company’s Consumer Self-Care International segment, including the CSCI reporting unit, was $1,446.0 million. As discussed in Note 1 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.

Auditing management’s goodwill impairment test for the CSCI reporting unit was complex due to the significant measurement uncertainty in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as revenue growth rates, projected margins, and discount rate, which are affected by expected future market or economic conditions.

Perrigo Company plc - Item 8

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over the Company’s forecast process as well as controls over management’s review of the significant assumptions discussed above.

To test the fair value of the Company’s CSCI reporting unit, our audit procedures included, among others, assessing methodologies used and testing the significant assumptions discussed above as well as the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to current industry and economic trends, changes in the Company’s business model, customer base or product mix and other relevant factors. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We also reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company and evaluated the implied control premium. We also assessed the historical accuracy of the significant assumptions used by management to determine the fair value of its reporting units. The evaluation of the Company’s methodology and significant assumptions was performed with the assistance of our valuation specialists.
Uncertain Tax Positions
Description of the Matter	As described in Note 18 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At December 31, 2022, the Company had liabilities of $331.6 million, excluding interest and penalties, relating to uncertain tax positions.

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

Perrigo Company plc - Item 8

Acquisition of HRA Pharma
Description of the Matter	As disclosed in Note 3 to the consolidated financial statements, the Company completed its acquisition of Héra SAS (“HRA Pharma”) in 2022. The transaction was accounted for as a business combination and the assets acquired and liabilities assumed have been recorded based on preliminary estimates of fair value.

Auditing the Company's accounting for the preliminary allocation of the purchase price for this acquisition was considered especially challenging due to the estimation uncertainty in determining the fair value of certain identifiable intangible assets, which primarily consisted of trademarks and tradenames. The fair value determination for acquired intangible assets required management to make estimates and significant assumptions, including discount rates, revenue growth rates, and projected margins, which could be affected by future market and economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls addressing the risks of material misstatement relating to the valuation of certain acquired intangible assets. For example, we tested controls over management’s review of the significant assumptions described above that were used in the valuation models.

To test the estimated fair value of the acquired intangible assets, we performed audit procedures that included, among others, assessing the fair value methodology used by the Company and testing the significant assumptions and the underlying data used by the Company in its analysis. We involved our valuation specialists to assist with the evaluation of the methodologies used by the Company and the significant assumptions included in the fair value estimates. We also evaluated the adequacy of the Company’s disclosures to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Grand Rapids, Michigan
February 28, 2023

Perrigo Company plc - Item 8

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and Related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The results of management’s assessment have been reviewed with our Audit Committee.

We acquired Héra SAS (“HRA Pharma”) during the second quarter of 2022 and Nestlé’s Gateway Infant Formula Plant and GoodStart® infant formula brand ("Gateway") during the fourth quarter of 2022 (refer to Item 8. Note 3). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded HRA Pharma and Gateway from its evaluation of internal control over financial reporting as of December 31, 2022. We are in the process of documenting and testing HRA Pharma's and Gateway's internal controls over financial reporting. We will incorporate HRA Pharma and Gateway into our annual report on internal control over financial reporting for our year ending December 31, 2023. As of December 31, 2022, HRA Pharma and Gateway net assets totaled $2.1 billion. HRA Pharma and Gateway contributed $236.3 million of net sales and $47.9 million of operating loss, inclusive of $99.3 million of cost of goods sold related to the acquisition step up to fair value on inventories sold and amortization related to intangible assets recognized on acquisition, in our Consolidated Statements of Operations for the year ended December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on Internal Control Over Financial Reporting

We have audited Perrigo Company plc’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Perrigo Company plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Héra SAS (“HRA Pharma”) and Nestlé’s Gateway, which were included in the 2022 consolidated financial statements of the Company and constituted $2.1 billion of net assets as of December 31, 2022, and $236.3 million of net sales, and $47.9 million of operating loss for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HRA Pharma and Nestlé’s Gateway.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 28, 2023

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net sales	$4,451.6	$4,138.7	$4,088.2
Cost of sales	2,996.2	2,722.5	2,593.3
Gross profit	1,455.4	1,416.2	1,494.9

Operating expenses
Distribution	113.0	93.0	85.1
Research and development	123.1	122.0	121.7
Selling	584.8	536.4	545.5
Administration	512.3	482.0	478.5
Impairment charges	—	173.1	—
Restructuring	42.5	16.9	3.2
Other operating expense (income), net	0.8	(417.6)	(4.3)
Total operating expenses	1,376.5	1,005.8	1,229.7

Operating income	78.9	410.4	265.2

Change in financial assets	—	—	95.3
Interest expense, net	156.0	125.0	127.7
Other (income) expense, net	53.1	26.7	16.3
Loss on extinguishment of debt	8.9	—	20.0
Income (loss) from continuing operations before income taxes	(139.1)	258.7	5.9
Income tax expense (benefit)	(8.2)	389.6	(38.3)
Income (loss) from continuing operations	(130.9)	(130.9)	44.2
Income (loss) from discontinued operations, net of tax	(9.7)	62.0	(206.8)
Net income (loss)	$(140.6)	$(68.9)	$(162.6)

Earnings (loss) per share
Basic
Continuing operations	$(0.97)	$(0.98)	$0.32
Discontinued operations	$(0.07)	$0.46	$(1.52)
Basic earnings per share	$(1.04)	$(0.52)	$(1.20)
Diluted
Continuing operations	$(0.97)	$(0.98)	$0.32
Discontinued operations	$(0.07)	$0.46	$(1.51)
Diluted earnings per share	$(1.04)	$(0.52)	$(1.19)

Weighted-average shares outstanding
Basic	134.5	133.6	136.1
Diluted	134.5	133.6	137.2

See accompanying Notes to Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$600.7	$1,864.9
Accounts receivable, net of allowance for credit losses of $6.8 and $7.2, respectively	697.1	652.9
Inventories	1,150.3	1,020.2
Prepaid expenses and other current assets	271.8	305.8
Current assets held for sale	—	16.1
Total current assets	2,719.9	3,859.9
Property, plant and equipment, net	926.3	864.1
Operating lease assets	217.1	166.9
Goodwill and indefinite-lived intangible assets	3,549.0	3,004.7
Definite-lived intangible assets, net	3,230.2	2,146.1
Deferred income taxes	7.1	6.5
Other non-current assets	367.7	377.5
Total non-current assets	8,297.4	6,565.8
Total assets	$11,017.3	$10,425.7
Liabilities and Shareholders’ Equity
Accounts payable	$537.3	$411.2
Payroll and related taxes	136.4	118.5
Accrued customer programs	139.1	125.6
Other accrued liabilities	250.2	279.4
Accrued income taxes	14.4	16.5
Current indebtedness	36.2	603.8
Current liabilities held for sale	—	32.9
Total current liabilities	1,113.6	1,587.9
Long-term debt, less current portion	4,070.4	2,916.7
Deferred income taxes	368.2	239.3
Other non-current liabilities	623.0	530.1
Total non-current liabilities	5,061.6	3,686.1
Total liabilities	6,175.2	5,274.0
Contingencies - Refer to Note 19
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,936.7	7,043.2
Accumulated other comprehensive income	(27.0)	35.5
Retained earnings (accumulated deficit)	(2,067.6)	(1,927.0)
Total shareholders’ equity	4,842.1	5,151.7
Total liabilities and shareholders' equity	$11,017.3	$10,425.7

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	134.7	133.8

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Net income (loss)	$(140.6)	$(68.9)	$(162.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(126.0)	(339.9)	274.4
Change in fair value of derivative financial instruments(1)	46.5	(21.3)	(13.4)
Change in post-retirement and pension liability	17.0	1.7	(5.4)
Other comprehensive loss, net of tax	(62.5)	(359.5)	255.6
Comprehensive loss	$(203.1)	$(428.4)	$93.0
(1) Net of tax of $13.1 million, ($0.7) million and $1.1 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash Flows From (For) Operating Activities
Net income (loss)	$(140.6)	$(68.9)	$(162.6)
Adjustments to derive cash flows:
Depreciation and amortization	338.6	312.2	384.8
Gain on sale of business	—	(47.5)	20.9
Share-based compensation	54.9	60.1	58.5
Impairment charges	—	173.1	346.8
Change in financial assets	—	—	96.4
Foreign currency remeasurement loss	39.4	—	—
Restructuring charges	42.5	16.9	3.5
Deferred income taxes	(50.5)	9.4	(54.5)
Amortization of debt premium	(0.7)	(3.8)	(2.4)
Other non-cash adjustments, net	3.7	0.2	14.0
Subtotal	287.3	451.7	705.4
Increase (decrease) in cash due to:
Accounts receivable	0.1	(159.7)	168.9
Inventories	(76.7)	(2.4)	(170.6)
Prepaid expenses	25.9	—	(12.3)
Accounts payable	100.3	(7.9)	(2.7)
Payroll and related taxes	(38.2)	(53.0)	10.8
Accrued customer programs	11.2	1.4	(43.3)
Accrued liabilities	10.1	(21.4)	(23.1)
Accrued income taxes	(47.9)	(47.7)	(7.0)
Other, net	35.2	(4.7)	10.1
Subtotal	20.0	(295.4)	(69.2)
Net cash from operating activities	307.3	156.3	636.2
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	3.3	3.8	4.1
Acquisitions of businesses, net of cash acquired	(2,011.4)	—	(168.5)
Purchase of equity method investment	—	—	(15.0)
Asset (acquisitions) sales, net	25.5	(70.6)	(35.2)
Settlement of acquisition and designated foreign currency derivatives	61.7	—	—
Additions to property, plant and equipment	(96.4)	(152.1)	(170.4)
Net proceeds from sale of businesses	58.7	1,491.9	187.8
Other investing, net	—	2.8	9.4
Net cash from (for) investing activities	(1,958.6)	1,275.8	(187.8)
Cash Flows From (For) Financing Activities
Borrowings (repayments) of revolving credit agreements and other financing, net	(11.7)	(30.6)	(3.9)
Issuances of long-term debt	1,587.3	—	743.8
Payments on long-term debt	(958.9)	—	(590.0)
Deferred financing fees	(20.9)	—	(6.7)
Premiums on early debt retirement	—	—	(19.0)
Payments for debt issuance costs	(12.2)	—	—
Repurchase of ordinary shares	—	—	(164.2)
Cash dividends	(142.4)	(129.6)	(123.9)
Other financing, net	(19.6)	(18.5)	(17.2)
Net cash from (for) financing activities	421.6	(178.7)	(181.1)
Effect of exchange rate changes on cash and cash equivalents	(48.9)	(15.6)	19.9
Net increase (decrease) in cash and cash equivalents	(1,278.6)	1,237.8	287.2
Cash and cash equivalents of continuing operations, beginning of period	1,864.9	631.5	344.5
Cash and cash equivalents held for sale, beginning of period	14.4	10.0	9.8
Less cash and cash equivalents held for sale, end of period	—	(14.4)	(10.0)
Cash and cash equivalents of continuing operations, end of period	$600.7	$1,864.9	$631.5

Perrigo Company plc - Item 8

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$217.0	$133.0	$145.8
Interest received	$58.2	$8.0	$12.1
Income taxes paid	$100.2	$448.0	$81.2
Income taxes refunded	$3.4	$17.1	$38.3
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2019	136.1	$7,359.9	$139.4	$(1,695.5)	$5,803.8
Net loss	—	—	—	(162.6)	(162.6)
Other comprehensive income (loss)	—	—	255.6	—	255.6
Issuance of ordinary shares under:
Restricted stock plan	0.6	—	—	—	—
Compensation for stock options	—	2.0	—	—	2.0
Compensation for restricted stock	—	56.5	—	—	56.5
Cash dividends, $0.90 per share	—	(123.9)	—	—	(123.9)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(10.7)	—	—	(10.7)
Repurchases of ordinary shares	(3.4)	(164.2)	—	—	(164.2)
Purchase of subsidiary's minority interest	—	(1.4)	—	—	(1.4)
Balance at December 31, 2020	133.1	7,118.2	395.0	(1,858.1)	5,655.1

Net loss	—	—	—	(68.9)	(68.9)
Other comprehensive income (loss)	—	—	(359.5)	—	(359.5)
Issuance of ordinary shares under:
Restricted stock plan	1.0	—	—	—	—
Compensation for stock options	—	0.9	—	—	0.9
Compensation for restricted stock	—	66.9	—	—	66.9
Cash dividends, $0.96 per share	—	(129.6)	—	—	(129.6)
Shares withheld for payment of employees' withholding tax liability	(0.3)	(13.2)	—	—	(13.2)
Balance at December 31, 2021	133.8	7,043.2	35.5	(1,927.0)	5,151.7

Net loss	—	—	—	(140.6)	(140.6)
Other comprehensive income (loss)	—	—	(62.5)	—	(62.5)
Issuance of ordinary shares under:
Restricted stock plan	1.4	—	—	—	—
Compensation for restricted stock	—	54.9	—	—	54.9
Cash dividends, $1.04 per share	—	(142.4)	—	—	(142.4)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(19.0)	—	—	(19.0)
Balance at December 31, 2022	134.7	$6,936.7	$(27.0)	$(2,067.6)	$4,842.1

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

Basis of Presentation

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include our accounts and accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Our fiscal year begins on January 1 and ends on December 31. We end our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

We have arrangements with certain companies that we determined to be variable interest entities ("VIEs"). We did not consolidate the VIEs in our financial statements as we lack the power to direct activities that most significantly impact their economic performance and thus are not considered the primary beneficiaries of these entities.

Segment Reporting

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business in the U.S. and Canada. CSCA previously included our Latin American businesses until they were disposed on March 9, 2022.
•Consumer Self-Care International ("CSCI") comprises our consumer self-care business outside of the U.S. and Canada, primarily in Europe and Australia.

We previously had an Rx segment which was comprised of our generic prescription pharmaceuticals business in the U.S., and other pharmaceuticals and diagnostic business in Israel, which have been divested. Following the divestiture, there were no substantial assets or operations left in this segment. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report (refer to Note 4).

Our segments reflect the way in which our chief operating decision maker, who is our CEO, makes operating decisions, allocates resources and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 20.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported earnings, financial position and various disclosures. These estimates are based on judgment and available information. Actual results could differ materially from the estimates.

Perrigo Company plc - Item 8
Note 1

Foreign Currency Translation and Transactions

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

Allowance for Credit Losses

Expected credit losses on trade receivables and contract assets are measured collectively by geographic location. Historical credit loss experience provides the primary basis for estimation of expected credit losses and is adjusted for current conditions and for reasonable and supportable forecasts. Receivables that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. The following table presents the allowance for credit losses activity (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Balance at beginning of period	$7.2	$6.5	$6.0
Provision for credit losses, net	3.2	4.0	2.3
Receivables written-off	(4.0)	(0.7)	(2.2)
Transfer to held for sale	—	(1.4)	—
Currency translation adjustment	0.4	(1.2)	0.4
Balance at end of period	$6.8	$7.2	$6.5
Trade receivables and contract assets are charged off against the allowance when the balance is no longer deemed collectible.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out method. Inventory related to research and development ("R&D") is expensed when it is determined the materials have no alternative future use. We maintain reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of net realizable value include excess or slow-moving inventories, product expiration dating, products on quality hold, customer demand and market conditions.
Investments

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

Perrigo Company plc - Item 8
Note 1

alternative until the investment’s fair value becomes readily determinable. Under the alternative method, the equity investments are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in an orderly transaction for an identical or similar investment of the same issuer.

Derivative Instruments

We recognize the entire change in the fair value of the derivatives designated as:

•Cash flow hedges in Other Comprehensive Income ("OCI"). The amounts recorded in OCI are reclassified to earnings in the same line item on the Consolidated Statements of Operations as impacted by the hedged item when the hedged item affects earnings;
•Fair value hedges in the same line item on the Consolidated Statements of Operations that is used to present the earnings effect of the hedged item; and
•Net investment hedges in OCI classified as a currency translation adjustment. The amounts recorded in OCI are reclassified to earnings when the net investment in foreign operations is sold or substantially liquidated.

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

We record derivative instruments on the balance sheet on a gross basis as either an asset or liability measured at fair value (refer to Note 10). Changes in a derivative's fair value are measured at the end of each period and are recognized in earnings unless a derivative can be designated in a qualifying hedging relationship. All realized and unrealized gains and losses are included within operating activities in the Consolidated Statements of Cash Flows.

Designated derivatives meet hedge accounting criteria, which means the fair value of the hedge is recorded in shareholders’ equity as a component of OCI, net of tax. The deferred gains and losses are recognized in income in the period in which the hedged item affects earnings. All of our designated derivatives are assessed for hedge effectiveness quarterly.

We also have economic non-designated derivatives that we have not elected hedge accounting. These derivative instruments are adjusted to current market value at the end of each period through earnings. Gains or losses on these instruments are offset substantially by the remeasurement adjustment on the related hedged item.

We are exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. We manage our credit risk on these transactions by dealing only with financial institutions that have short-term credit ratings of at least A-2/P-2 and long-term credit ratings of at least A-/A3, and by distributing the contracts among several financial institutions to diversify credit concentration risk. Should a counterparty default, our maximum exposure to loss is the asset balance of the instrument. The maximum term of our forward currency exchange contracts is 60 months.

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

Perrigo Company plc - Item 8
Note 1

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

Leases

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

Certain of our lease agreements include contingent rental payments based on per unit usage over contractual levels (e.g., miles driven or machine hours used) and others include rental payments adjusted periodically for market reviews or inflationary indexes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. For more information on our leases, refer to Note 8.

Perrigo Company plc - Item 8
Note 1

Goodwill and Intangible Assets

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets acquired. Goodwill is tested for impairment annually on the first day of our fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests include projected discounted future cash flows. We have three reporting units that are evaluated for impairment as of December 31, 2022.

Intangible assets are typically valued initially using the relief from royalty method or the multi-period excess earnings method ("MPEEM"). We test indefinite-lived trademarks, trade names, and brands for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists, by comparing the carrying value of the assets to their estimated fair values. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. Definite-lived intangible assets are amortized on either a straight-line basis or proportionately to the benefits derived from those relationships or agreements. Useful lives vary by asset type and are determined based on the period over which the intangible asset is expected to contribute directly or indirectly to our future cash flows. We also review all other long-lived assets that have finite lives and that are not held for sale for impairment when indicators of impairment are evident by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

In-process research and development ("IPR&D") assets are recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated R&D efforts. If the associated R&D is completed, the IPR&D asset becomes a definite-lived intangible asset and is amortized over the asset's assigned useful life. If it is abandoned, an impairment loss is recorded.

Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statement of Operations. See Note 9 for further information on our goodwill and intangible assets.

Defined Benefit Plans

We operate a number of defined benefit plans for employees globally. The liability recognized in the balance sheet is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The defined benefit obligation is calculated periodically by independent actuaries using the projected unit credit method. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of either high quality corporate bonds or long term government bonds depending on the depth and liquidity of the high quality corporate bond market in the different geographies where we have pension liabilities. The bonds are denominated in the currency in which the benefits will be paid and have terms to maturity approximating the terms of the related pension liability. As a result, annual updates related to discount rate and the expected rate of return on plan assets are among the most important elements of expense and liability measurement.

Actuarial gains and losses are recognized on the Consolidated Statement of Operations using the corridor method. Under the corridor method, to the extent that any cumulative unrecognized net actuarial gain or loss exceeds 10% of the greater of the present value of the defined benefit obligation and the fair value of the plan assets, that portion is recognized over the expected average remaining working lives of the plan participants. Otherwise, the net actuarial gain or loss is recorded in OCI. We recognize the funded status of benefit plans on the Consolidated Balance Sheets. In addition, we recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost of the period as a component of OCI (refer to Note 13).

Perrigo Company plc - Item 8
Note 1

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We have established reserves for certain legal matters (refer to Note 19). We do not incorporate insurance recoveries into our reserves for legal contingencies. We separately record receivables for amounts due under insurance policies when we consider the realization of recoveries for claims to be probable, which may be different than the timing in which we establish the loss reserves.

Revenue

Product Revenue

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

Net product sales include estimates of variable consideration for which accruals and allowances are established. Variable consideration for product sales consists primarily of rebates and other incentive programs recorded on the Consolidated Balance Sheets as Accrued customer programs. Where appropriate, these estimates take into consideration a range of possible outcomes in which relevant factors, such as historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns, are either probability weighted to derive an estimate of expected value or the estimate reflects the single most likely outcome. Overall, these reserves reflect the estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known.

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

Perrigo Company plc - Item 8
Note 1

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

We estimate the fair value of stock option awards granted based on the Black-Scholes option pricing model, which requires the use of subjective and complex assumptions. These assumptions include estimating the expected term that awards granted are expected to be outstanding, the expected volatility of our stock price for a period commensurate with the expected term of the related options, and the risk-free rate with a maturity closest to the expected term of the related awards. Restricted stock and restricted stock units, both service based and performance based restricted share units, are valued based on our stock price on the day the awards are granted. The estimated fair value of outstanding Relative Total Shareholder Return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation, which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends (refer to Note 15).

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

Advertising Costs

Advertising costs are included in Selling Operating expenses and shipping and handling costs billed to customers are included in Net sales. Costs relate primarily to print advertising, direct mail, online advertising, social media communications, and television advertising and are expensed as incurred. For the year ended December 31, 2022, 84% of advertising expense was attributable to our CSCI segment. Advertising costs were as follows (in millions):

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$119.3	$130.9	$130.5

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

We record reserves for uncertain tax positions to the extent it is more likely than not the tax return position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. We include interest and penalties attributable to uncertain tax positions and income taxes as a component of our income tax provision (refer to Note 18).

Perrigo Company plc - Item 8
Note 1

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

Recent Accounting Standard Pronouncements

Below are recent Accounting Standard Updates ("ASU") that we are assessing to determine the effect on our Consolidated Financial Statements.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This guidance amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes such items at fair value at acquisition date.	January 1, 2023	As of January 1, 2023 we adopted ASU 2021-8. We do not anticipate a material impact from applying the recognition and measurement principles of Topic 606 to contract assets or liabilities acquired as part of a business combination.
We do not believe that any other recently issued accounting standards could have a material effect on our Consolidated Financial Statements.

NOTE 2 - REVENUE RECOGNITION

We generated net sales in the following geographic locations(1) (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
U.S.	$2,870.0	$2,565.9	$2,579.0
Europe(2)	1,474.3	1,393.0	1,350.6
All other countries(3)	107.3	179.8	158.6
Total net sales	$4,451.6	$4,138.7	$4,088.2
(1)    The net sales by geography is derived from the location of the entity that sells to a third party.
(2)    Includes Ireland net sales of $29.3 million, $23.7 million, and $29.8 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.
(3)    Includes revenue generated primarily in Australia, Canada, and Mexico.

Product Category

As a result of the completed acquisition of Héra SAS (“HRA Pharma”), the Company updated its global reporting product categories. These product category updates have been adjusted retroactively to reflect the changes. Such changes have no impact on the Company's historical consolidated financial position, results of operations, or cash flows. The creation of a new "Women's Health" reporting category, comprised of the women's health portfolio of HRA Pharma, in addition to legacy Perrigo women's health products; the creation of a new "Skin Care" reporting category, comprised of all of the products in the legacy Perrigo "Skincare and Personal Hygiene" category, except for legacy Perrigo women's health products, and the skin care products of HRA Pharma; and the "Other" category in the CSCI segment includes the Rare Diseases business acquired with HRA Pharma.

Perrigo Company plc - Item 8
Note 2

The following is a summary of our net sales by category (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
CSCA(1)
Upper Respiratory	$564.6	$483.1	$505.8
Nutrition	520.4	401.9	388.3
Digestive Health	495.5	475.1	471.3
Pain and Sleep-Aids	412.2	405.4	434.5
Oral Care	312.9	311.9	288.2
Healthy Lifestyle	288.9	295.0	350.3
Skin Care	187.8	183.7	167.4
Women's Health	45.2	38.2	35.3
Vitamins, Minerals, and Supplements ("VMS")	27.9	31.7	27.0
Other CSCA(2)	70.5	67.1	24.9
Total CSCA	2,925.9	2,693.1	2,693.0
CSCI
Skin Care	432.2	378.3	302.1
Upper Respiratory	258.8	219.4	255.1
VMS	191.8	225.8	201.0
Pain and Sleep-Aids	183.0	184.8	190.4
Healthy Lifestyle	136.4	173.3	160.2
Women's Health	99.0	54.5	54.9
Oral Care	88.6	94.0	97.8
Digestive Health	21.5	25.6	26.5
Other CSCI(3)	114.4	89.9	107.2
Total CSCI	1,525.7	1,445.6	1,395.2
Total net sales	$4,451.6	$4,138.7	$4,088.2
(1)    Includes net sales from OTC contract manufacturing products.
(2)    Consists primarily of product sales and royalty income related to supply and distribution agreements and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.
(3)    Consists primarily of our rare diseases business and other miscellaneous or otherwise uncategorized product lines, none of which is greater than 10% of the segment net sales. Our liquid licensed products business in the United Kingdom was included in this product category until it was divested on June 19, 2020.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $350.1 million, $299.7 million, and $261.4 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	December 31, 2022	December 31, 2021
Short-term contract assets	Prepaid expenses and other current assets	$41.5	$40.2

Perrigo Company plc - Item 8
Note 3
NOTE 3 - ACQUISITIONS AND DIVESTITURES

Acquisitions During the Year Ended December 31, 2022

HRA Pharma

On April 29, 2022, we completed the previously announced acquisition of 100% of the outstanding equity interest in HRA Pharma for total consideration of €1.8 billion, or approximately $1.9 billion. We funded the transaction with cash on hand and borrowings under our New Senior Secured Credit Facilities (as defined in Note 12).

HRA Pharma is a self-care based company with consumer brands such as Compeed®, ellaOne® and Mederma®, as well as a trusted rare disease portfolio. The acquisition completed our transformation to a consumer self-care company. HRA Pharma’s operations are reported in both our CSCA and CSCI segments.

The acquisition of HRA Pharma was accounted for as a business combination and has been reported in our Consolidated Statements of Operations as of the acquisition date. From April 29, 2022 through December 31, 2022, HRA Pharma generated net sales of $193.6 million and a net operating loss of $59.4 million, inclusive of $23.8 million of cost of goods sold related to the acquisition step up to fair value on inventories sold and $67.6 million of amortization related to intangible assets recognized on acquisition.

During the twelve months ended December 31, 2022, we incurred $46.9 million of transaction costs related to the acquisition (legal, banking and other professional fees). The amounts were recorded in Administration expense and were not allocated to an operating segment.

We are in the process of finalizing the valuation for the assets. As a result, the initial accounting for the acquisition is incomplete. The provisional acquisition amounts recognized for assets acquired will be finalized as soon as possible but no later than one year from the acquisition date. The final determination may result in asset fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.

Perrigo Company plc - Item 8
Note 3
The following table summarizes the consideration paid for HRA Pharma and the provisional amounts of the assets acquired and liabilities assumed (in millions):

HRA Pharma
Purchase Price	$1,945.6

Assets Acquired
Cash and cash equivalents	$44.2
Accounts receivable	78.1
Inventories	48.3
Prepaid expenses and other current assets	16.6
Property, plant and equipment	4.6
Operating lease assets	9.7
Goodwill	559.5
Definite-lived intangible assets
Trademarks and trade names	1,124.0
Developed product technology	185.1
Distribution networks	84.4
Indefinite lived intangibles
In-process research and development	52.7
Total intangible assets	1,446.2
Deferred income taxes	12.4
Other non-current assets	0.8
Total assets	2,220.4
Liabilities assumed
Accounts payable	43.4
Payroll and related taxes	16.1
Accrued customer programs	9.0
Other accrued liabilities	8.9
Accrued income taxes	0.5
Deferred income taxes	186.2
Other non-current liabilities	10.6
Total liabilities	274.7
Non-Controlling Interest	0.1
Net Assets Acquired	$1,945.6

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

Perrigo Company plc - Item 8
Note 3
During the fourth quarter of 2022, we made measurement period adjustments, which consisted of a $68.7 million increase to definite-lived intangibles, a $10.6 million decrease to indefinite-lived intangibles, a $11.0 million increase to Inventories, a $4.6 million decrease to Accrued income tax and a $15.1 million increase to net Deferred tax liabilities offset by a decrease to Goodwill of $58.6 million. Additionally, reclassifications between Accrued income taxes, Other accrued liabilities, Prepaid expense and other current assets, and Deferred income tax assets were made to reflect the proper gross jurisdictional tax presentation. Current period earnings adjustments of $10.2 million to Cost of sales and $1.4 million to Selling were recorded within the fourth quarter that would have been recognized as of the third quarter if the measurement period adjustments to the provisional opening balance sheet were reflected as of the acquisition date.

Goodwill of $559.5 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, HRA Pharma's assembled workforce, and the synergies expected from combining the operations of Perrigo and HRA Pharma. Goodwill of $141.7 million and $417.8 million was allocated to our CSCA and CSCI segments, respectively, none of which is deductible for income tax purposes. The definite-lived intangible assets acquired consist of trademarks and trade names, developed product technologies, and distribution networks. Trademarks and trade names were assigned useful lives of 20 years. Developed product technologies were assigned 8 to 18-year useful lives. Distribution networks were assigned useful lives ranging from 2 to 21-years reflecting the intent to integrate certain external distributors and sales forces within the CSCI segment. Trademarks and trade names, developed product technology, and IPR&D were valued using the multi-period excess earnings method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

Nestlé’s Gateway Infant Formula Plant and GoodStart® infant formula brand Acquisition

On November 1, 2022, we purchased Nestlé’s Gateway infant formula plant in Eau Claire, Wisconsin, along with the U.S. and Canadian rights to the GoodStart® infant formula brand ("Gateway"), for $110.0 million in cash, subject to customary post-closing adjustments. The acquisition was accounted for as a business combination and operating results attributable to the products are included in our CSCA segment in the Nutrition product category. This purchase was the first major initiative in our recently announced Supply Chain Reinvention Program and is expected to strengthen and expand our U.S. infant formula manufacturing capabilities.

During the year ended December 31, 2022, we incurred $4.9 million of general transaction costs (legal, banking and other professional fees). The amounts were recorded in Administration expense within the CSCA segment.

From November 1, 2022 through December 31, 2022 the acquisition generated net sales of $42.7 million and operating income of $11.5 million, which included $7.9 million of inventory costs stepped up to acquisition date fair value.

We are in the process of finalizing the valuation for the assets. As a result, the initial accounting for the acquisition is incomplete. The provisional acquisition amounts recognized for assets acquired will be finalized as soon as possible but no later than one year from the acquisition date. The final determination may result in asset fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.

The following table summarizes the consideration paid and provisional amounts of the assets acquired (in millions):

Gateway
Purchase price paid	$110.0

Assets acquired:
Inventories	$29.8
Property, plant and equipment	61.5
Distribution and license agreements and supply agreements	14.0
Customer relationships and distribution networks	4.7
Total intangible assets	$18.7
Net assets acquired	$110.0

Perrigo Company plc - Item 8
Note 3
The definite-lived intangible assets acquired consisted of license agreements, and customer relationships which are being amortized over a weighted average useful life of 13.3 years. Customer relationships were valued using the multi-period excess earnings method and the licensing agreement was valued using the Relief from Royalty Method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

Acquisitions During the Year Ended December 31, 2020

Eastern European OTC Dermatological Brands Acquisition

On October 30, 2020, we acquired three Eastern European OTC dermatological brands ("Eastern European Brands"), skin care brands Emolium®, Iwostin®, and hair loss treatment brand Loxon® from Sanofi. The transaction closed for €53.3 million ($62.3 million). We capitalized $52.5 million as brand-named intangible assets and allocated the remainder of the purchase price to goodwill, inventory, customer relationships and deferred tax assets.

The addition of these market-leading OTC brands complements our already robust Skin Care product portfolio and adds scale to our Eastern European business. The acquisition also serves as another step for our CSCI growth plan and provides new opportunities for self-care revenue synergy in the European markets. The operating results of the brands are reported within our CSCI segment. The acquisition of the Eastern European Brands was accounted for as a business combination and has been reported in our Consolidated Statements of Operations as of the acquisition date.

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

Perrigo Company plc - Item 8
Note 3
Steripod®

On January 3, 2020, we acquired Steripod®, a leading toothbrush accessory brand and innovator in the toothbrush protector market, from Bonfit America Inc. Total consideration paid was $26.0 million. The transaction was accounted for as an asset acquisition, in which we capitalized $25.1 million as a brand-named intangible asset. The remainder of the purchase price was allocated to working capital. We began amortizing the brand intangible over a 25-year useful life. Operating results attributable to the product are included within our CSCA segment in the Oral Care product category.

Pro Forma Impact of Business Combinations

Pro forma information has been prepared as if the HRA Pharma and Gateway acquisitions had occurred on January 1, 2022 and the acquisition of Dr. Fresh and the Eastern European brands occurred on January 1, 2020. The following table presents the unaudited pro forma information as if the acquisitions had been combined with the results reported in our Consolidated Statements of Operations for all periods presented (in millions):

	Year Ended
(Unaudited)	December 31, 2022	December 31, 2021	December 31, 2020
Net sales	$4,745.9	$4,592.3	$4,136.5
Income from continuing operations	$(13.0)	$(262.4)	$58.2

The unaudited pro forma information is presented for information purposes only and is not indicative of the results that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma information presented above includes adjustments primarily for amortization charges for acquired intangible assets, incremental financing costs, certain acquisition-related charges, and related tax effects.

Divestitures During the Year Ended December 31, 2022

Latin American businesses

On March 9, 2022, we completed the sale of our Mexico and Brazil-based OTC businesses ("Latin American businesses"), both within our CSCA segment, to Advent International for total consideration of $23.9 million, consisting of $5.4 million in cash, installment receivables due 12 and 18 months from completion totaling $11.3 million based on the Mexican peso exchange rate at the time of sale, and contingent consideration of $7.2 million based on the Brazilian real exchange rate at the time of sale. The sale resulted in a pre-tax loss of $1.4 million, net of professional fees, recorded in Other operating expense, net on the Condensed Statements of Operations.

The assets and liabilities held for sale related to the Latin American businesses were reported within our CSCA segment as Current assets held for sale and Current liabilities held for sale on the Consolidated Balance Sheets at December 31, 2021. Net of impairment charges, the assets and liabilities of the Latin American businesses reported as held for sale as of December 31, 2021 totaled $16.1 million and $32.9 million, respectively.

At July 3, 2021, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less cost to sell, resulting in an impairment charge of $152.5 million. At December 31, 2021 and October 2, 2021 we recorded additional impairment charge of $1.0 million and $2.6 million, respectively resulting in a total impairment charge of $156.1 million. We also recorded a goodwill impairment charge of $6.1 million within our CSCA segment, resulting in a total impairment charge of $162.2 million.

ScarAway®

On March 24, 2022, we completed the sale of ScarAway®, a leading U.S. OTC scar management brand, to Alliance Pharmaceuticals Ltd. for cash consideration of $20.7 million. The sale resulted in a pre-tax gain of $3.6 million recorded in our CSCA segment in Other operating expense, net on the Condensed Statements of Operations.

Divestitures During the Year Ended December 31, 2021

Rx business

Refer to Note 4 - Discontinued Operations for details on the sale of the Rx business.

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

NOTE 4 - DISCONTINUED OPERATIONS

Our discontinued operations primarily consist of our former Rx segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “Rx business”). The Rx business met the criteria to be classified as a discontinued operation in 2021 and, as a result, its historical financial results are reflected in our consolidated financial statements as such. There were no balance sheet amounts related to discontinued operations at either balance sheet date presented.

On July 6, 2021, we completed the sale of the Rx business to Altaris Capital Partners, LLC ("Altaris") for aggregate consideration of $1.55 billion. The consideration included a $53.3 million reimbursement related to an Abbreviated New Drug Applications ("ANDAs") for a generic topical lotion which was received in 2022. The sale resulted in a pre-tax gain, net of professional fees, of $47.5 million recorded in Other (income) expense, net on the Statement of Operations for discontinued operations. The gain included a $159.3 million increase from the write-off of foreign currency translation adjustment from Accumulated other comprehensive income. The transaction gain was subject to final settlements under the Agreement, which were finalized in the first quarter of 2022 with no change to the gain reported.

During the year ended December 31, 2021, we incurred $40.8 million of separation costs related to the sale of the Rx business. We incurred no such costs in 2022. The costs incurred included selling costs, which were reported in gain on discontinued operations before tax as part of the gain on sale of the Rx business. Separation costs incurred in prior periods were included in administration expenses.

Under the terms of the agreement, we provided transition services which were substantially completed as of the end of the third quarter of 2022. We also entered into reciprocal supply agreements pursuant to which Perrigo will supply certain products to the Rx business and the Rx business will supply certain products to Perrigo. The supply agreements have a term of four years, extendable up to seven years by the party who is the purchaser of the products under such agreement. We also extended distribution rights to the Rx business for certain OTC products owned and manufactured by Perrigo that may be fulfilled through pharmacy channels, in return for a share of the net profits. The following table summarizes the results of the transition service agreement ("TSA") and supply agreements:

		Year Ended
	Financial Statement Location	December 31, 2022	December 31, 2021
TSA income recognized	Administration expense	$10.3	$7.2
TSA income collected	Administration expense	$8.9	$3.6
Product & Royalty sales recognized	Net sales	$124.2	$60.6
Product & Royalty sales collected	Net sales	$105.7	$28.7
Purchases	Inventory	$55.9	$18.4
Inventory payments	Inventory	$51.4	$12.0

In the transaction, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 19 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, the buyer's obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on the buyer's obligation of $50.0 million. We have not requested payments from the buyer related to the indemnity of these liabilities as of December 31, 2022.

Perrigo Company plc - Item 8
Note 4
Income (loss) from discontinued operations, net of tax was as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net sales	$—	$405.1	$975.0
Cost of sales	—	258.4	645.1
Gross profit	—	146.7	329.9

Operating expenses
Distribution	—	6.1	15.2
Research and development	—	30.8	54.8
Selling	—	16.3	30.1
Administration	4.6	36.4	31.8
Impairment charges	—	—	346.8
Restructuring	—	—	0.3
Other operating expense (income)	—	(0.4)	0.7
Total operating expenses	4.6	89.2	479.7

Operating income (loss)	(4.6)	57.5	(149.8)

Interest expense, net	—	0.8	3.5
Other (income) expense, net	—	(1.6)	2.0
Income (loss) from discontinued operations before tax	(4.6)	58.3	(155.3)
Gain on disposal of discontinued operations before tax	—	(47.5)	—
Income (loss) before income taxes	(4.6)	105.8	(155.3)
Income tax expense	5.1	43.8	51.5
Income (loss), net of tax	$(9.7)	$62.0	$(206.8)

Select cash flow information related to discontinued operations was as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$—	$15.4	$97.0
Restructuring charges	—	—	0.3
Impairment charges	—	—	346.8
Share-based compensation	—	10.8	5.2
Gain on sale of business	—	(47.5)	—

Cash flows from discontinued operations investing activities:
Asset acquisitions	$—	$(69.7)	$0.9
Additions to property, plant and equipment	—	(16.1)	10.2
Net proceeds from sale of business	53.3	1,491.9	—

Asset acquisitions related to discontinued operations consisted of two Abbreviated ANDAs purchased under a contractual arrangement. On December 31, 2020, we purchased an ANDA for a generic topical gel for $16.4 million, which was subsequently paid during the three months ended April 3, 2021 and on March 8, 2021, we purchased an ANDA for a generic topical lotion for $53.3 million which was subsequently paid during the three months ended April 2, 2022. These ANDAs were acquired by Altaris as part of the Rx business sale.

Perrigo Company plc - Item 8
Note 5

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Finished goods	$620.3	$549.2
Work in process	262.2	251.9
Raw materials	267.8	219.1
Total inventories	$1,150.3	$1,020.2

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

		Year Ended
Measurement Category	Balance Sheet Location	December 31, 2022	December 31, 2021
Fair value method	Prepaid expenses and other current assets	$0.1	$0.4
Fair value method(1)	Other non-current assets	$1.7	$1.8
Equity method	Other non-current assets	$63.4	$66.4
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Year Ended
Measurement Category	Income Statement Location	December 31, 2022	December 31, 2021	December 31, 2020
Fair value method	Other (income) expense, net	$0.4	$2.0	$3.0
Equity method	Other (income) expense, net	$1.5	$1.1	$(3.0)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

We held the following property, plant and equipment, net (in millions):

	Useful life range	December 31, 2022	December 31, 2021
Land	—	$51.6	$51.3
Buildings	10 to 45 years	593.0	537.6
Machinery, equipment and software	3 to 10 years	1,271.7	1,186.8
Gross property, plant and equipment		1,916.3	1,775.7
Less: accumulated depreciation		(990.0)	(911.6)
Property, plant and equipment, net		$926.3	$864.1

We recorded a $4.6 million charge on disposed assets during the year ended December 31, 2022. Depreciation expense includes amortization of assets recorded under finance leases and totaled $86.2 million, $86.8 million, and $75.6 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

NOTE 8 - LEASES

We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through the year ended December 31, 2040. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. Rent expense under all leases was $49.6 million, $44.5 million, and $41.7 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

Perrigo Company plc - Item 8
Note 8

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	December 31, 2022	December 31, 2021
Operating	Operating lease assets	$217.1	$166.9
Finance	Other non-current assets	22.0	27.9
Total		$239.1	$194.8

Liabilities	Balance Sheet Location	December 31, 2022	December 31, 2021
Current
Operating	Other accrued liabilities	$28.4	$26.0
Finance	Current indebtedness	3.3	4.9
Non-Current
Operating	Other non-current liabilities	189.5	147.3
Finance	Long-term debt, less current portion	17.4	20.9
Total		$238.6	$199.1

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
CSCA	$100.5	$98.2	$13.8	$15.3
CSCI	49.5	30.7	6.6	7.9
Unallocated	67.1	38.0	1.6	4.7
Total	$217.1	$166.9	$22.0	$27.9

	Liabilities
	Operating		Financing
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
CSCA	$102.2	$99.7	$14.9	$16.0
CSCI	51.7	31.8	4.1	5.0
Unallocated	64.0	41.8	1.7	4.8
Total	$217.9	$173.3	$20.7	$25.8

Lease expense was as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating leases(1)	$44.2	$38.6	$37.3

Finance leases
Amortization	$5.4	$5.9	$4.4
Interest	0.7	0.8	0.8
Total finance leases	$6.1	$6.7	$5.2
            (1) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 8
Note 8

The annual future maturities of our leases as of December 31, 2022 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2023	$33.0	$3.8	$36.8
2024	28.9	2.4	31.3
2025	27.0	2.2	29.2
2026	22.0	2.0	24.0
2027	21.4	2.1	23.5
After 2027	117.5	11.6	129.1
Total lease payments	249.8	24.1	273.9
Less: Interest	31.9	3.4	35.3
Present value of lease liabilities	$217.9	$20.7	$238.6

Our weighted average lease terms and discount rates are as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	10.97	11.43
Finance leases	9.47	9.23
Weighted-average discount rate
Operating leases	2.48%	2.63%
Finance leases	2.92%	2.79%

Our lease cash flow classifications are as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$39.3	$33.5
Operating cash flows for finance leases	$0.7	$0.8
Financing cash flows for finance leases	$4.9	$5.3

Leased assets obtained in exchange for new finance lease liabilities	$—	$4.6
Leased assets obtained in exchange for new operating lease liabilities	$73.9	$48.8
NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CSCA(1)	CSCI(2)	Total
Balance at December 31, 2020	$1,905.0	$1,190.7	$3,095.7
Impairments	(6.1)	(10.0)	(16.1)
Currency translation adjustments	1.1	(81.3)	(80.2)
Purchase accounting adjustments	2.4	(2.4)	—
Balance at December 31, 2021	1,902.4	1,097.0	2,999.4
Business acquisitions	141.7	417.8	559.5
Currency translation adjustments	0.3	(68.8)	(68.5)
Balance at December 31, 2022	$2,044.4	$1,446.0	$3,490.4

(1) We had accumulated goodwill impairments of $6.1 million as of December 31, 2022.
(2) We had accumulated goodwill impairments of $878.4 million as of December 31, 2022 and December 31, 2021.

As of December 31, 2022, we have three reporting units. Our CSCA operating segment is equivalent to our CSCA reporting unit. Our CSCI operating segment includes two reporting units, CSCI and Rare Diseases.

Perrigo Company plc - Item 8
Note 9

During the three months ended December 31, 2021, we reorganized the reporting structure within our CSCI segment following the integration of our reporting units into a new operating structure. The goodwill previously included in the Oral Care International, CSC UK and Australia, and BCS reporting units were combined into a then single CSCI reporting unit. Impairment tests were performed for the legacy reporting units prior to the reorganization and for the CSCI reporting unit immediately after the reorganization.

In conjunction with our 2021 annual impairment test, during the three months ended December 31, 2021, we recorded an impairment charge in our Oral Care International reporting unit within our CSCI segment of $10.0 million. The change in fair value from previous estimates was driven by reduced projections of future cash flows resulting from increased costs throughout the global supply chain (refer to Note 10).

Intangible Assets

Intangible assets and the related accumulated amortization consisted of the following (in millions):

	Year Ended
	December 31, 2022		December 31, 2021
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles: (1)
Trademarks, trade names, and brands	$3.2	$—	$3.5	$—
In-process research and development	55.4	—	1.8	—
Total indefinite-lived intangibles	$58.6	$—	$5.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$94.9	$58.1	$73.2	$56.9
Developed product technology, formulations, and product rights	484.8	211.8	300.2	191.4
Customer relationships and distribution networks	1,825.1	965.9	1,820.7	887.8
Trademarks, trade names, and brands	2,542.2	481.0	1,482.3	394.2
Non-compete agreements	2.0	2.0	2.1	2.1
Total definite-lived intangibles	$4,949.0	$1,718.8	$3,678.5	$1,532.4
Total intangible assets	$5,007.6	$1,718.8	$3,683.8	$1,532.4
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

On March 17, 2022, we announced that we received final approval from the U.S. Food and Drug Administration for the over-the-counter use of Nasonex®24HR Allergy (mometasone furoate monohydrate 50mcg). The approval triggered a $10.0 million milestone payment to the licensor, which was made in the second quarter of 2022 and capitalized as a definite-lived intangible asset.

We recorded an impairment charge of $0.9 million on certain IPR&D assets during the year ended December 31, 2021 due to changes in the projected development and regulatory timelines for various projects. We did not record any impairment charges in 2022 or 2020.

The remaining weighted-average useful life for our amortizable intangible assets by asset class at December 31, 2022 was as follows:

Amortizable Intangible Asset Category	Remaining Weighted-Average Useful Life (Years)
Distribution and license agreements and supply agreements	14
Developed product technology, formulations, and product rights	14
Customer relationships and distribution networks	14
Trademarks, trade names, and brands	17

We recorded amortization expense of $252.4 million, $210.0 million, and $212.2 million during the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

Perrigo Company plc - Item 8
Note 9

Our estimated future amortization expense is as follows (in millions):

Year	Amount
2023	$275.8
2024	238.0
2025	231.4
2026	223.8
2027	218.3
Thereafter	2,042.9

NOTE 10 - FAIR VALUE MEASUREMENTS

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable.

•Level 1: Quoted prices for identical instruments in active markets.
•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
•Level 3: Valuations derived from techniques in which one or more significant inputs are not observable.

The table below summarizes the valuation of our financial instruments carried at fair value by the above pricing categories (in millions):

	Year Ended
	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$0.1	$—	$—	$0.4	$—	$—
Foreign currency forward contracts	—	4.2	—	—	5.7	—
Foreign currency option contracts	—	—	—	—	5.0	—
Interest Rate Swap Agreements	—	3.0	—	—	—	—
Total assets	$0.1	$7.2	$—	$0.4	$10.7	$—

Liabilities:
Foreign currency forward contracts	$—	$5.2	$—	$—	$2.4	$—
Cross-currency swap	—	96.1	—	—	13.8	—
Total liabilities	$—	$101.3	$—	$—	$16.2	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$71.7
Total assets	$—	$—	$—	$—	$—	$71.7
Liabilities
Liabilities held for sale, net(2)	$—	$—	$—	$—	$—	$16.8
Total liabilities	$—	$—	$—	$—	$—	$16.8
(1)     During the year ended December 31, 2021, goodwill with a carrying value of $81.7 million was written down to a fair value of $71.7 million.
(2)    We measured the net assets held for sale for impairment purposes and recorded a total impairment of $162.2 million, resulting in a net liability held for sale balance (refer to Note 3).

There were no transfers within Level 3 fair value measurements during the years ended December 31, 2022 or December 31, 2021 (refer to Note 6 for information on our investment securities and Note 11 for a discussion of derivatives).

Perrigo Company plc - Item 8
Note 10

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

Interest Rate Swap Agreements

We value the interest rate swaps using a method which discounts the expected cash flows resulting from the derivative. We estimate the cash flows using the contractual term of the derivative, including the period to maturity and we use observable market-based inputs, including interest rate curves, and swap pricing.

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Goodwill, Intangible Assets, and Assets (liabilities) held for sale, net

Oral Care Reporting Unit Goodwill

During the year ended December 31, 2021, we prepared a goodwill impairment test utilizing a combination of comparable company and discounted cash flow techniques. In our comparable company market approach, we considered observable market information (Level 2 inputs). Our cash flow projections included revenue assumptions, gross margin and operating expenses based on the reporting unit’s growth plans (Level 3 inputs). In our discounted cash flow analysis, we used a long-term growth rate of 2.0%. We used a discount rate of 9.75% in the analysis, which correlates with the required investment return and risk that we believe market participants would apply to the projected growth rate. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows and applied blended jurisdictional tax rates ranging from 16.5% to 29.1%. We weighted indications of fair value resulting from the market approach and present value techniques, considering the reasonableness of the range of measurements and the point within the range that we determined was most representative of fair market conditions (refer to Note 9).

Latin American businesses

During the year ended December 31, 2021, as a result of our definitive agreement to sell our Latin American businesses, we prepared impairment tests on the net assets held for sale and goodwill related to this business. We determined the carrying value of this business exceeded the fair value and recorded impairments in the CSCA segment (refer to Note 9).

Perrigo Company plc - Item 8
Note 10

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	Year Ended
	December 31, 2022		December 31, 2021
	Level 1	Level 2	Level 1	Level 2
Public bonds
Carrying value (excluding discount)	$2,544.4	$—	$2,760.0	$—
Fair value	$2,225.4	$—	$2,847.2	$—

Private placement note
Carrying value (excluding premium)	$—	$—	$—	$153.5
Fair value	$—	$—	$—	$162.6

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

In September 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that were scheduled to mature in September 2022. In April 2022, due to market conditions, we unwound the two options and entered into two new undesignated options to economically hedge the purchase price for HRA Pharma for a total notional amount of $2.0 billion. All premiums associated with the HRA Pharma related currency options were settled in April 2022 for $37.1 million, and within Other (income) expense we recorded a $16.2 million and $20.9 million loss for the year ended December 31, 2022 and December 31, 2021, respectively.

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

In April 2022, we entered into three fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations.

Perrigo Company plc - Item 8
Note 11

On October 25, 2022, we cash settled the swaps for $98.8 million in proceeds. On the same day, we replaced the terminated instruments with three new fixed-for-fixed cross currency interest rate swaps at market rates and designated the instruments as net investment hedges on our investment in European operations. The following are the terms and notional amounts outstanding:

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

In April 2022, to economically hedge the interest rate risk of the New Senior Secured Credit Facilities (as defined in Note 12), we entered into five variable-to-fixed interest rate swap agreements. Three of the interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the 2022 Term Loan B Facility (as defined in Note 12). The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2029, on notional balances that decline from $1.0 billion to $812.5 million over the term. The other two interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the 2022 Term Loan A Facility (as defined in Note 12). The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2027, on notional balances that decline from $487.5 million to $387.5 million over the term.

As a designated cash flow hedge, gains and losses will be deferred in AOCI and recognized within Interest expense, net when interest is paid on the New Senior Secured Credit Facilities. There were no active designated or non-designated interest rate swaps as of December 31, 2021.

Foreign Currency Forwards

In a foreign currency forward, a contract is written to exchange currencies at a fixed exchange rate at a future settlement date. We designate foreign currency forwards primarily as cash flow hedges to protect against foreign currency fluctuations of probable forecasted purchases and sales. The settlement dates of foreign currency forwards range from 1 to 60 months.

Perrigo Company plc - Item 8
Note 11

Notional amounts of foreign currency forward contracts were as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
British Pound (GBP)	$224.9	$135.8
European Euro (EUR)	61.7	232.6
Swedish Krona (SEK)	56.9	47.8
Danish Krone (DKK)	51.7	37.5
United States Dollar (USD)	51.7	22.9
Chinese Yuan (CNH)	34.4	37.7
Polish Zloty (PLZ)	25.2	21.0
Canadian Dollar (CAD)	24.9	29.0
Mexican Peso (MXN)	13.3	1.0
Norwegian Krone (NOK)	12.4	11.0
Hungarian Forint (HUF)	10.6	—
Other (1)	25.9	11.8
Total	$593.6	$588.1
(1) Number consists of various currencies notional amounts, none of which individually exceed $10.0 million in either year presented.
Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our outstanding derivative instruments were as follows (in millions):

		Year Ended
Derivatives	Balance Sheet Location	December 31, 2022	December 31, 2021
Designated derivative assets
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.1	$3.5
Interest rate swap agreements	Prepaid expenses and other current assets	3.0	—
Interest rate swap agreements	Other non-current assets	47.5	—
Foreign currency forward contracts	Other non-current assets	0.7	1.3
Total designated derivatives		$52.3	$4.8
Non-designated derivatives
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.4	$0.9
Foreign currency options	Prepaid expenses and other current assets	—	5.0
Total non-designated derivatives		$2.4	$5.9

Designated derivative liabilities
Foreign currency forward contracts	Other accrued liabilities	$4.2	$1.2
Cross-currency swap	Other accrued liabilities	96.1	13.8
Total designated derivatives		$100.3	$15.0
Non-designated derivatives
Foreign currency forward contracts	Other accrued liabilities	$1.0	$1.2

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Year Ended
Non-Designated Derivatives	Income Statement Location	December 31, 2022	December 31, 2021	December 31, 2020
Foreign currency forward contracts	Other (income) expense, net	$8.2	$(5.1)	$(1.1)
	Interest expense, net	(2.0)	1.3	3.5
		$6.2	(3.8)	$2.4

Foreign currency options	Other (income) expense, net	$16.2	$20.9	$—

Perrigo Company plc - Item 8
Note 11

The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

	Gain/(Loss)
		Reclassified from AOCI into Earnings		Related to Amounts Excluded from Effectiveness Testing
	Amount Recorded in OCI(1)	Classification	Amount	Classification	Amount Recognized in Earnings on Derivatives
Year Ended December 31, 2022
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	50.5	Interest expense, net	4.6	Interest expense, net	—
Foreign currency forward contracts	4.1	Net sales	1.6	Net sales	(0.5)
		Cost of sales	(4.8)	Cost of sales	(0.2)
				Other (income) expense, net	(1.4)
Total Cash flow hedges	$54.6		$1.3		$(2.1)
Net investment hedges
Cross-currency swap	$5.3			Interest expense, net	$(17.2)

Year Ended December 31, 2021
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(1.8)	Interest expense, net	—
Foreign currency forward contracts	5.7	Net sales	(2.5)	Net sales	—
		Cost of sales	0.8	Cost of sales	0.5
				Other Income/Expense	0.7
Total Cash flow hedges	$5.7		$(3.6)		$1.2
Net investment hedges
Cross-currency swap	$(20.1)			Interest expense, net	$(3.9)

Year Ended December 31, 2020
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(1.8)	Interest expense, net	—
Foreign currency forward contracts	5.0	Net sales	0.2	Net sales	0.1
		Cost of sales	2.0	Cost of sales	0.9
				Other Income/Expense	0.5
Total Cash flow hedges	$5.0		$0.3		$1.5
Net investment hedges
Cross-currency swap	$(20.0)			Interest expense, net	$6.6
Foreign currency forward contract	$(11.2)			Interest expense, net	$(0.1)
Total Net investment hedges	$(31.2)				$6.5
(1) Net gain of $8.5 million is expected to be reclassified out of AOCI into earnings during 2023.

Perrigo Company plc - Item 8
Note 11

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Year Ended December 31, 2022
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,451.6	$2,996.2	$156.0	$53.1

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$1.6	$(4.8)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.5)	$(0.2)	$—	$(1.4)
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$4.6	$—

Year Ended December 31, 2021
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,138.7	$2,722.5	$125.0	$26.7

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(2.5)	$0.8	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.5	$—	$0.7
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.8)	$—

Year Ended December 31, 2020
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,088.2	$2,593.3	$127.7	$16.3

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.2	$2.0	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$0.9	$—	$0.5
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.8)	$—

Perrigo Company plc - Item 8
Note 11

Net foreign exchange losses totaled $59.9 million, $26.8 million, and $0.3 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. Therein, 2022 and 2021 included $16.2 million and $20.9 million of loss, respectively, for the change in fair value of the option contracts to hedge the foreign currency exposure of the euro-denominated purchase price for HRA Pharma.

NOTE 12 - INDEBTEDNESS

On April 20, 2022, we and our wholly owned subsidiary, Perrigo Investments, LLC, entered into new senior secured credit facilities consisting of (i) a $1.0 billion five-year revolving credit facility (the “2022 Revolver”), (ii) a $500 million five-year Term Loan A facility (the “2022 Term Loan A Facility”), and (iii) a $1.1 billion seven-year Term Loan B facility (the “2022 Term Loan B Facility” and, together with the 2022 Revolver and 2022 Term Loan A Facility, the “New Senior Secured Credit Facilities”), pursuant to a new Term Loan and Revolving Credit Agreement. The New Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender, by us and certain of our direct and indirect wholly-owned subsidiaries organized in the United States, Ireland, Belgium and England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries and Perrigo Investments, LLC provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, Perrigo Investments, LLC and the Company provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.400% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Investments, LLC.

Total borrowings outstanding are summarized as follows (in millions):

		Year Ended
		December 31, 2022	December 31, 2021
Term loan
2019 Term loan due August 15, 2022 (1)		$—	$600.0
2022 Term loan A due April 1, 2027 (3)		493.8	—
2022 Term loan B due April 1, 2029 (3)		1,094.5	—
		$1,588.3	$600.0

Notes and bonds
Coupon	Due
5.105%	July 28, 2023(1,2)	—	153.5
4.000%	November 15, 2023(1,6)	—	215.6
3.900%	December 15, 2024(4)	700.0	700.0
4.375%	March 15, 2026(7)	700.0	700.0
4.400%	June 15, 2030(5)	750.0	750.0
5.300%	November 15, 2043(6)	90.5	90.5
4.900%	December 15, 2044(4)	303.9	303.9
Total notes and bonds		2,544.4	2,913.5
Other financing		20.6	25.8
Unamortized premium (discount), net		(15.9)	(4.8)
Deferred financing fees		(30.8)	(14.0)
Total borrowings outstanding		4,106.6	3,520.5
Current indebtedness		(36.2)	(603.8)
Total long-term debt less current portion		$4,070.4	$2,916.7
(1)    Redeemed in connection with the New Senior Secured Credit-Facilities entered into during the second quarter of 2022
(2)    Debt assumed from Omega Pharma Invest N.V., ("Omega") denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.
(3)    Discussed below collectively as the "New Senior Secured Credit Facilities"
(4)    Discussed below collectively as the "2014 Notes"
(5)    Discussed below as the "2020 Notes". The coupon rate noted above is that as of December 31, 2022 following a step up in rate from 3.900% to 4.400% starting after June 15, 2022.
(6)     Discussed below collectively as the "2013 Notes
(7)    Discussed below as part of the "2016 Notes"

Perrigo Company plc - Item 8
Note 12

Revolving Credit Agreements

On April 20, 2022 we terminated the revolving credit agreement maturing in March 2023 (the "2018 Revolver") and entered into a $1.0 billion revolving credit agreement (the “2022 Revolver”), maturing on April 20, 2027. There were no borrowings outstanding under the 2022 Revolver or the 2018 Revolver as of December 31, 2022 or December 31, 2021.

Term Loans

New Senior Secured Credit Facilities (2022 Term Loan A Facility and 2022 Term Loan B Facility)

On April 20, 2022, Perrigo Investments, LLC entered into new senior secured credit facilities that consist of a $500 million five-year Term Loan A facility (the “2022 Term Loan A Facility”), and a $1.1 billion seven-year Term Loan B facility (the “2022 Term Loan B Facility”). We repaid the prior $600.0 million term loan, maturing on August 15, 2022 (the "2019 Term Loan") with the proceeds of the New Senior Secured Credit Facilities. The remaining $500.0 million of proceeds were used to redeem the 4.00% Senior Notes due 2023 (the "4.000% 2023 Notes") and the 5.1045% Guaranteed Senior Notes due 2023 (the '2023 Notes') on May 19, 2022 ("the 2023 Notes"). In relation to the New Senior Secured Credit Facilities, we deferred $31.3 million of financing fees, which will be amortized to interest expense over the term of the facilities. We recorded $8.9 million in Loss on extinguishment of debt on the Condensed Statement of Operations, consisting of the write-off of certain new and previously deferred financing fees and make whole payments due in connection with the redemption of the 4.00% Senior Notes due 2023. The proceeds from the New Senior Secured Credit Facilities were also used, in part, along with cash on hand, to fund the acquisition of HRA Pharma (Refer to Note 3).

We had $1.094 billion and $493.8 million outstanding under our 2022 Term Loan B Facility and 2022 Term Loan A Facility as of December 31, 2022, respectively. During the six months ended December 31, 2022, principal repayments of $5.5 million and $6.2 million were made on the Term Loan B Facility and 2022 Term Loan A Facility, respectively.

2019 Term Loan

In August 2019, we refinanced a prior term loan with the $600.0 million proceeds from the 2019 Term Loan, which was due to mature August 15, 2022. The 2019 Term Loan was repaid in full in April 2022 as part of the New Senior Secured Credit Facilities.

Debt Covenants

We are subject to financial covenants in the New Senior Secured Credit Facilities. The new agreements contain financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the 2022 Revolver and the 2022 Term Loan A Facility. If we consummate certain qualifying acquisitions during the term of the loan, the maximum first lien secured net leverage ratio covenant would increase to 3.25 to 1.00 for such quarter and the three following fiscal quarters thereafter.

Notes and Bonds

2020 Notes and 2021 Notes Redemption

On June 19, 2020, Perrigo Finance Unlimited Company issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 and received net proceeds of $737.1 million after the underwriting discount and offering expenses. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. Due to credit ratings downgrades by S&P and Moody's in the third quarter of 2021 and the first quarter of 2022 respectively, the interest of the 2020 Notes stepped up from 3.150% to 3.900%, starting after December 15, 2021 and from 3.900% to 4.400% starting after June 15, 2022. The 2020 Notes will mature on June 15, 2030 and are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo. Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture.

Perrigo Company plc - Item 8
Note 12

On July 6, 2020, the proceeds of the 2020 Notes were used to fund the redemption of Perrigo Finance's $280.4 million of 3.500% Senior Notes due March 15, 2021 and $309.6 million of 3.500% Senior Notes due December 15, 2021. The balance was used for general corporate purposes. As a result of the early redemption of the $280.4 million of 3.500% Senior Notes due 2021 and $309.6 million of 3.500% Senior Notes due 2021, during the year ended December 31, 2020, we recorded a loss of $20 million in Loss on extinguishment of debt on the Consolidated Statements of Operations.

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

2023 Notes

In connection with the Omega acquisition, on March 30, 2015, the assumed debt included €135.0 million ($147.0 million) in aggregate principal amount of 5.105% senior notes due 2023 (the "2023 Notes"). The 2023 Notes were redeemed in full in May 2022 as discussed above under the heading New Senior Secured Credit Facilities.

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

2013 Notes

On November 8, 2013, Perrigo Company issued $500.0 million aggregate principal amount of its 1.300% senior notes due 2016 (the "1.300% 2016 Notes"), $600.0 million aggregate principal amount of its 2.300% senior notes due 2018 (the "2018 Notes"), $800.0 million aggregate principal amount of its 4.000% senior notes due 2023 (the "4.000% 2023 Notes") and $400.0 million aggregate principal amount of its 5.300% senior notes due 2043 (the "2043 Notes" and, together with the 1.300% 2016 Notes, the 2018 Notes and the 4.000% 2023 Notes, the "2013 Notes") in a private placement with registration rights. We received net proceeds of $2.3 billion from the issuance of the 2013 Notes after fees and market discount. On September 29, 2016, we repaid all $500.0 million of the 1.300% 2016 Notes outstanding. During the year ended December 31, 2017, we made the following debt repayments: all $600.0 million of the 2018 Notes, $584.4 million of the 4.000% 2023 Notes, and $309.5 million of the 2043 Notes. The balance $215.6 million of the 4.000% 2023 Notes was repaid in full in May 2022 as discussed above under the heading New Senior Secured Credit Facilities.

Perrigo Company plc - Item 8
Note 12

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

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the facilities as of December 31, 2022 and December 31, 2021.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 8).

Future Maturities

The annual future maturities of our short-term and long-term debt, including capitalized leases and excluding deferred financing fees, are as follows (in millions):

Payment Due	Amount
2023	$36.2
2024	739.5
2025	39.5
2026	739.5
2027	411.3
Thereafter	2,187.3

NOTE 13 - POST-EMPLOYMENT PLANS

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

We assumed a number of defined contribution plans associated with the Omega acquisition and we pay contributions to the pension insurance plans.

Our contributions to all of the plans were as follows (in millions):

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$29.8	$28.0	$27.3

Perrigo Company plc - Item 8
Note 13

Pension and Post-Retirement Healthcare Benefit Plans

We have a number of defined benefit plans for employees based in Europe. These plans are managed externally and the related pension costs and liabilities are assessed at least annually in accordance with the advice of a qualified professional actuary. We used a December 31, 2022 measurement date and all plan assets and liabilities are reported as of that date.

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

The change in the projected benefit obligation and plan assets consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Projected benefit obligation at beginning of period	$202.6	$214.3	$3.0	$3.5
Net acquisitions/(disposals)	(1.3)	—	—	—
Service costs	3.3	3.9	—	—
Interest cost	2.7	2.6	0.1	0.1
Actuarial loss (gain)	(64.7)	6.1	(1.0)	(0.5)
Contributions paid	0.3	0.3	—	—
Benefits paid	(1.5)	(2.0)	(0.1)	(0.1)
Settlements	(1.7)	(7.9)	—	—
Foreign currency translation	(12.2)	(14.7)	—	—
Projected benefit obligation at end of period	$127.5	$202.6	$2.0	$3.0

Fair value of plan assets at beginning of period	181.7	189.1	—	—
Disposals	(1.1)	—	—	—
Actual return on plan assets	(34.2)	12.6	—	—
Benefits paid	(1.5)	(2.0)	(0.1)	(0.1)
Settlements	(1.7)	(7.9)	—	—
Employer contributions	2.3	2.7	0.1	0.1
Contributions paid	0.3	0.3	—	—
Foreign currency translation	(11.2)	(13.1)	—	—
Fair value of plan assets at end of period	$134.6	$181.7	$—	$—
Funded/ (unfunded) status	$7.1	$(20.9)	$(2.0)	$(3.0)

Presented as:
Other non-current assets	$32.4	$21.2	$—	$—
Current assets held for sale	$—	$0.4	$—	$—
Other non-current liabilities	$(25.3)	$(39.1)	$(2.0)	$(3.0)
Current liabilities held for sale	$—	$(3.4)	$—	$—

The total accumulated benefit obligation for the defined benefit pension plans was $121.7 million and $194.9 million at December 31, 2022 and December 31, 2021 respectively.

Perrigo Company plc - Item 8
Note 13

The following information relates to pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Accumulated benefit obligation	$62.4	$104.7
Fair value of plan assets	$42.9	$70.0

The following information relates to pension plans with a projected benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Projected benefit obligation	$68.2	$112.5
Fair value of plan assets	$42.9	$70.0

The following unrecognized actual gain for the other benefits liability was included in OCI, net of tax (in millions):

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$0.9	$0.6	$0.2

The unamortized net actuarial loss (gain) in AOCI net of tax for defined benefit pension and other benefits was as follows (in millions):

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$(7.1)	$9.9	$11.6

The estimated amount to be recognized from AOCI into net periodic cost during the next year is $0.5 million.

At December 31, 2022, the total estimated future benefit payments to be paid by the plans for the next five years is approximately $14.6 million for pension benefits and $0.9 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
2023	$2.2	$0.1
2024	2.6	0.2
2025	2.8	0.2
2026	3.4	0.2
2027	3.6	0.2
Thereafter	27.4	0.8

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2022, including the expected future employee service. We expect to contribute $1.9 million to the defined benefit plans within the next year.

Perrigo Company plc - Item 8
Note 13

Net periodic pension cost consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2022	December 31, 2021	December 31, 2020
Service cost	$3.3	$3.9	$2.7	$—	$—	$—
Interest cost	2.7	2.6	2.8	0.1	0.1	0.1
Expected return on assets	(4.9)	(5.5)	(4.9)	—	—	—
Settlement	0.1	1.1	—	—	—	—
Curtailment	—	—	—	—	—	—
Net actuarial loss/(gain)	0.1	0.1	0.9	(0.6)	(1.4)	(3.2)
Net periodic pension cost/(gain)	$1.3	$2.2	$1.5	$(0.5)	$(1.3)	$(3.1)

The components of the net periodic pension cost, other than the service cost component, are included in the line item Other (income) expense, net in the Consolidated Statement of Operations.

The increase in the discount rate from 1.18% to 3.92% has decreased the liability. This increase of 2.74% versus the discount rate used at December 31, 2021 is primarily attributable to the increase in bond yields across the Euro zone.

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation were:

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2022	December 31, 2021	December 31, 2020
Discount rate	3.92%	1.18%	0.95%	5.19%	2.14%	3.14%
Inflation	2.31%	2.10%	1.33%
Expected return on assets	2.84%	1.55%	1.76%
Interest crediting rates	0.74%	0.34%	0.59%

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high quality corporate bonds, with regards to the duration of the plan's liabilities.

As of December 31, 2022, the expected weighted-average long-term rate of return on assets of 2.8% was calculated based on the assumptions of the following returns for each asset class:

Equities	6.4%
Bonds	3.3%
Absolute return fund	4.1%
Insurance contracts	1.6%
Other	4.0%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

Certain of our plans have target asset allocation ranges. As of December 31, 2022, these ranges were as follows:

Equities	20%-30%
Bonds	40%-50%
Absolute return	10%-20%

Other plans do not have target asset allocation ranges, for such plans, the strategy is to invest mainly in Insurance Contracts.

Perrigo Company plc - Item 8
Note 13

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

The following table sets forth the fair value of the pension plan assets (in millions):

	Year Ended
	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equities	$—	$35.6	$—	$35.6	$0.1	$41.2	$—	$41.3
Bonds	—	22.7	—	22.7	1.0	42.5	—	43.5
Insurance contracts	—	—	46.2	46.2	—	—	63.3	63.3
Absolute return fund	—	23.3	—	23.3	—	23.7	—	23.7
Other	—	6.8	—	6.8	—	9.9	—	9.9
Total	$—	$88.4	$46.2	$134.6	$1.1	$117.3	$63.3	$181.7

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Assets at beginning of year	$63.3	$64.2
Actual return on plan assets	(15.8)	1.9
Purchases, sales and settlements, net	1.5	1.1
Foreign exchange	(2.8)	(3.9)
Assets at end of year	$46.2	$63.3

The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

Deferred Compensation Plans

We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $35.4 million and $38.4 million at December 31, 2022 and December 31, 2021, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $29.2 million and $31.6 million at December 31, 2022 and December 31, 2021, respectively, was recorded in Other non-current liabilities.

Perrigo Company plc - Item 8
Note 14

NOTE 14 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Numerator:
Income (loss) from continuing operations	(130.9)	(130.9)	44.2
Income (loss) from discontinued operations, net of tax	(9.7)	62.0	(206.8)
Net income (loss)	$(140.6)	$(68.9)	$(162.6)

Denominator:
Weighted average shares outstanding for basic EPS	134.5	133.6	136.1
Dilutive effect of share-based awards*	—	—	1.1
Weighted average shares outstanding for diluted EPS	134.5	133.6	137.2
*In the period of a loss from continuing operations, diluted shares equal basic shares

Shareholders' Equity

Our common stock consists of ordinary shares of Perrigo Company plc, a public limited company incorporated under the laws of Ireland.

Our common equity has traded on the New York Stock Exchange under the symbol PRGO since June 6, 2013. Prior to that, our common equity traded on the Nasdaq Global Select Market under the same symbol. Our common equity was also traded on the Tel Aviv Stock Exchange (“TASE”) under the same symbol between March 16, 2005 and February 23, 2022, when we voluntarily delisted from trading in connection with the Rx business divestiture.

Dividends

We paid dividends as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Dividends paid (in millions)	$142.4	$129.6	$123.9
Dividends paid (per share)	$1.04	$0.96	$0.90

The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not purchase any shares during the years ended December 31, 2022 and December 31, 2021. During the year ended December 31, 2020, we repurchased 3.4 million ordinary shares at an average purchase price of $48.28 per share for a total of $164.2 million under the 2018 Authorization. As of December 31, 2022 the approximate value of shares available for purchase under the 2018 Authorization was $835.8 million.

Perrigo Company plc - Item 8
Note 15
NOTE 15 - SHARE-BASED COMPENSATION PLANS

All share-based compensation for employees and directors is granted under the 2019 Long-Term Incentive Plan, as amended (the "Plan"), which has been approved by our shareholders. The purpose of the Plan is to attract and retain individuals of exceptional talent and encourage these individuals to acquire a vested interest in our success and prosperity. The awards that may be granted under this program include non-qualified stock options, stock appreciation rights, restricted stock and restricted share units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units also require a certain length of service until vesting, but contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan or award Performance share units that are based on relative total shareholder return are subject to a market condition. Awards granted under the Plan vest and may be exercised and/or sold from one year to ten years after the date of grant based on a vesting schedule. As of December 31, 2022, there were 6.2 million shares available to be granted.

Share-based compensation expense was as follows (in millions):

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$54.9	$57.0	$53.3

As of December 31, 2022, unrecognized share-based compensation expense was $50.9 million, and the weighted-average period over which the expense is expected to be recognized was approximately 1.4 years. Proceeds from the exercise of stock options are credited to ordinary shares.

Stock Options

A summary of activity related to stock options is presented below (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	1,344	$93.61	5.2	$—
Forfeited or expired	(96)	$91.10
Options outstanding at December 31, 2021	1,248	$93.80	4.4	$—
Forfeited or expired	(117)	$102.86
Options outstanding December 31, 2022	1,131	$92.87	3.7	$—
Options exercisable	1,131	$92.87	3.7	$—
Options expected to vest	—	$—	0.0	$—

The aggregate intrinsic value for options exercised and the weighted-average fair value per share at the grant date for options granted was zero for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

Perrigo Company plc - Item 8
Note 15
Non-Vested Service-Based Restricted Share Units

A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested service-based share units outstanding at December 31, 2020	1,620	$55.82	1.0	$72.5
Granted	1,197	$41.36
Vested	(782)	$60.43
Forfeited	(101)	$46.32
Non-vested service-based share units outstanding at December 31, 2021	1,934	$45.52	0.8	$75.2
Granted	1,305	$36.53
Vested	(1,070)	$46.19
Forfeited	(128)	$41.12
Non-vested service-based share units outstanding at December 31, 2022	2,041	$39.69	0.9	$69.6

The weighted-average fair value per share at the date of grant for service-based restricted share units granted was as follows:

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$36.53	$41.36	$54.68

The total fair value of service-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$49.4	$47.2	$25.9

Non-Vested Performance-Based Restricted Share Units

A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Number of Non-vested Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested performance-based share units outstanding at December 31, 2020	751	$57.13	1.4	$33.6
Granted	381	$41.04
Vested	(188)	$75.58
Forfeited	(26)	$47.74
Non-vested performance-based share units outstanding at December 31, 2021	918	$47.10	1.2	$35.7
Granted	473	$36.48
Vested	(300)	$47.59
Forfeited	(22)	$43.93
Non-vested performance-based share units outstanding at December 31, 2022	1,069	$42.28	1.4	$36.4

Perrigo Company plc - Item 8
Note 15
The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The weighted-average fair value per share at the date of grant for performance-based restricted share units granted was as follows:

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$36.48	$41.04	$55.08

The total fair value of performance-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$14.3	$14.2	$12.7

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
The assumptions used in estimating the fair value of the RTSR performance share units granted during each year were as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Dividend yield	2.9%	2.3%	1.6%
Volatility, as a percent	37.3%	44.0%	40.4%
Risk-free interest rate	1.7%	0.3%	0.6%
Expected life in years	2.8	2.8	2.8

A summary of activity related to non-vested RTSR performance share units is presented below (units in thousands):

	Number of Non-vested RTSR Performance Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years*	Aggregate Intrinsic Value
Non-vested RTSR performance share units outstanding at December 31, 2020	176	$65.04	1.5	$7.9
Granted	69	$41.20
Vested	(9)	$52.52
Non-vested RTSR performance share units outstanding at December 31, 2021	236	$53.85	1.2	$9.2
Granted	54	$40.80
Vested	—	$—
Non-vested RTSR performance share units outstanding at December 31, 2022	290	$47.36	1.4	$9.9
* Midpoint used in calculation.

The weighted-average fair value per share at the date of grant for RTSR performance share units granted was as follows:

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$40.80	$41.20	$67.72

Perrigo Company plc - Item 8
Note 15
The total fair value of RTSR performance share units that vested was as follows (in millions):

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
$—	$0.5	$1.5

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in our AOCI balances, net of tax, were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments (1)	Post-Employment Plan Adjustments, net of tax(1)	Total AOCI
Balance at December 31, 2020	$(0.7)	$407.3	$(11.6)	$395.0
OCI before reclassifications	(24.9)	(339.9)	7.4	(357.4)
Amounts reclassified from AOCI	3.6	—	(5.7)	(2.1)
Other comprehensive income (loss)	(21.3)	(339.9)	1.7	(359.5)
Balance at December 31, 2021	(22.0)	67.4	(9.9)	35.5
OCI before reclassifications	47.8	(82.4)	22.3	(12.3)
Amounts reclassified from AOCI	(1.3)	(43.6)	(5.3)	(50.2)
Other comprehensive income (loss)	46.5	(126.0)	17.0	(62.5)
Balance at December 31, 2022	$24.5	$(58.6)	$7.1	$(27.0)
(1) Amounts reclassified from AOCI relate to the divestiture of the Latin American businesses and Rosemont Pharmaceuticals. Refer to Note 3 for more information.

NOTE 17 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Year Ended
	December 31, 2022			December 31, 2021	December 31, 2020
	Supply Chain Reinvention(1)	Other Initiatives(1)	Total	Total	Total
Beginning balance	$—	$6.9	$6.9	$9.1	$19.5
Additional charges	24.3	18.2	42.5	16.9	3.2
Payments	(22.1)	(7.7)	(29.8)	(19.0)	(14.2)
Non-cash adjustments	—	0.2	0.2	(0.1)	0.6
Ending balance	$2.2	$17.6	$19.8	$6.9	$9.1
(1) Supply Chain Reinvention was announced in 2022 and as a result separately disclosed from Other Initiatives.

The charges incurred during the year ended December 31, 2022 were primarily associated with actions taken on supply chain restructuring and HRA integration activities. The charges incurred during the year ended December 31, 2021, were primarily associated with actions taken to streamline the organization. The charges incurred during the year ended December 31, 2020 were also primarily associated with actions takes to streamline the organization.

Of the amount recorded during the year ended December 31, 2022, $29.4 million was related to our CSCI segment, due primarily to supply chain restructuring and HRA Pharma integration initiatives and $2.5 million was related to our CSCA segment, due primarily to actions taken to streamline the organization. Of the amount recorded during the year ended December 31, 2021, $6.1 million was related to our CSCI segment, also due primarily to various integration initiatives, and $7.9 million was allocated to our CSCA segment, due primarily to actions taken to streamline the organization. For year ended December 31, 2020, $1.4 million related to our CSCI segment also due primarily to various integration initiatives. The remaining charges for all years were reported in our Unallocated segment. There were no other material restructuring programs in any of the periods presented.

Perrigo Company plc - Item 8
Note 18

All charges are recorded in Restructuring expense on the Consolidated Financial Statements. The remaining $19.8 million liability for employee severance benefits and accrued consulting fees is expected to be paid within the next year.

NOTE 18 - INCOME TAXES

Pre-tax income (loss) and the (benefit) provision for income taxes from continuing operations are summarized as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Pre-tax income (loss):
Ireland	$(212.8)	$341.9	$(179.9)
United States	(38.2)	(35.3)	91.5
Other foreign	111.9	(47.9)	94.3
Total pre-tax income (loss)	(139.1)	258.7	5.9

Current provision (benefit) for income taxes:
Ireland	2.8	303.6	0.1
United States	(7.8)	14.9	4.5
Other foreign	30.8	81.3	34.9
Subtotal	25.8	399.8	39.5
Deferred provision (benefit) for income taxes:
Ireland	0.7	0.4	(0.1)
United States	(8.6)	3.3	(64.2)
Other foreign	(26.1)	(13.9)	(13.5)
Subtotal	(34.0)	(10.2)	(77.8)
Total provision for income taxes	$(8.2)	$389.6	$(38.3)

A reconciliation of the provision based on the Irish statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Provision at statutory rate	12.5%	12.5%	12.5%
Foreign rate differential	25.9	1.5	(952.9)
State income taxes, net of federal benefit	(0.3)	0.2	139.7
Provision to return	(0.5)	0.4	144.3
Tax credits	18.6	(19.6)	(229.3)
Change in tax law	0.7	1.5	46.5
Change in valuation allowance	(7.6)	17.1	(1,331.7)
Change in unrecognized taxes	4.4	116.5	437.3
Permanent differences	(42.3)	1.6	1,624.8
Legal entity restructuring	(4.6)	18.6	(561.9)
Taxes on unremitted earnings	(0.8)	0.2	(0.1)
Other	(0.1)	0.1	15.0
Effective income tax rate	5.9%	150.6%	(655.8)%

Perrigo Company plc - Item 8
Note 18

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) are presented on a total company basis as follows (in millions):

	Year Ended
Deferred income tax asset (liability):	December 31, 2022	December 31, 2021
Depreciation and amortization	$(511.5)	$(320.5)
Right of use assets	(52.6)	(42.5)
Unremitted earnings	(3.8)	19.6
Inventory basis differences	28.7	29.4
Accrued liabilities	26.5	38.3
Lease obligations	52.3	43.2
Share-based compensation	21.4	27.5
Federal benefit of unrecognized tax positions	18.7	21.7
Loss and credit carryforwards	360.8	341.7
R&D credit carryforwards	32.2	39.4
Capitalized R&D costs	17.5	—
Interest carryforwards	13.5	6.9
Other, net	29.7	13.2
Subtotal	$33.4	$217.9
Valuation allowance (1)	(394.5)	(450.7)
Net deferred income tax liability	$(361.1)	$(232.8)
(1) The movement in the valuation allowance balance differs from the amount in the effective tax rate reconciliation due to adjustments affecting balance sheet only items and foreign currency.

The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Assets	$7.1	6.5
Liabilities	(368.2)	(239.3)
Net deferred income tax liability	$(361.1)	(232.8)

The change in valuation allowance reducing deferred taxes was (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Balance at beginning of period	$450.7	$414.8	$501.3
Change in assessment (1)	(14.8)	39.1	(50.3)
Current year operations, foreign currency and other	(41.4)	(3.2)	(36.2)
Balance at end of period	$394.5	$450.7	$414.8
(1) Includes reductions of $16.0 million in 2022 related primarily to projected utilization of capital losses, additions of $40.0 million related primarily to our Latin American businesses in 2021, and release of $51.5 million of valuation allowance against U.S. deferred tax assets in 2020.

We have U.S. state credit carryforwards and U.S. R&D credit carryforwards of $35.7 million as well as U.S. federal and state net operating loss carryforwards and non-U.S. net operating loss carryforwards of $334.9 million, which will expire at various times through 2042. The remaining U.S. and non-US credit carryforwards of $9.0 million, U.S. federal and non-US loss carryforwards of $1.3 billion, and U.S. interest carryforwards of $58.4 million have no expiration.

For the year ended December 31, 2022 we recorded a net decrease in valuation allowances of $56.2 million, comprised primarily of a decrease in valuation allowance on deferred tax assets related to our Latin American businesses which were sold in 2022. For the year ended December 31, 2021 we recorded a net increase in valuation allowances of $35.9 million, comprised primarily of an increase of valuation allowance for deferred tax assets related to our Latin American businesses include as held for sale. Valuation allowances are determined based on management's assessment of its deferred tax assets that are more likely than not to be realized.

Perrigo Company plc - Item 8
Note 18

We recorded a valuation allowance against all U.S. deferred tax assets as of December 31, 2016 and continued to maintain this valuation allowance through December 31, 2019. For the year ended December 31, 2020, based on current and anticipated future earnings, we released a portion of the valuation allowance against our U.S. deferred tax assets. The release resulted in the recognition of $51.5 million of U.S. deferred tax assets. The ending deferred tax liability with respect to undistributed earnings of certain foreign subsidiaries is $3.8 million as of December 31, 2022.

As of December 31, 2022, the Company considered approximately $3.3 million of unremitted earnings of our foreign subsidiaries as indefinitely reinvested. The unrecognized deferred tax liability related to these earnings is estimated at approximately $0.4 million. However, this estimate could change based on the manner in which the outside basis differences associated with these earnings reverse.

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

	Year Ended
	December 31, 2022	December 31, 2021
Balance at beginning of period	$347.2	$396.0
Additions:
Positions related to the current year	9.2	11.4
Positions related to prior years	13.4	339.0
Reductions:
Settlements with taxing authorities	(20.2)	(344.1)
Lapse of statutes of limitation	—	(11.9)
Decrease in prior year positions	(17.1)	(41.9)
Cumulative translation adjustment	(0.9)	(1.3)
Balance at end of period	$331.6	$347.2

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $85.8 million, $105.1 million, and $108.9 million as of December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

If recognized, of the total liability for uncertain tax positions, $217.0 million, $240.1 million, and $250.2 million as of December 31, 2022, December 31, 2021, and December 31, 2020, respectively, would impact the effective tax rate in future periods.

Our major income tax jurisdictions are Ireland, the U.S., Belgium, France, Germany and the United Kingdom. We are routinely audited by the tax authorities in our major jurisdictions. We have substantially concluded all Ireland income tax matters through the year ended December 31, 2017 and all U.S. federal income tax matters through the year ended June 28, 2008. All significant matters in our remaining major tax jurisdictions have been concluded for tax years through 2016.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of December 31, 2022. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

Perrigo Company, our U.S. subsidiary ("Perrigo U.S."), is engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the heartburn medication omeprazole. On August 27, 2014, we received a statutory notice of deficiency from the IRS relating to our fiscal tax years ended

Perrigo Company plc - Item 8
Note 18

June 27, 2009, and June 26, 2010 (the “2009 tax year” and “2010 tax year”, respectively). On April 20, 2017, we received a statutory notice of deficiency from the IRS for the years ended June 25, 2011 and June 30, 2012 (the “2011 tax year” and “2012 tax year”, respectively). Specifically, both statutory notices proposed adjustments related to the offshore reporting of profits on sales of omeprazole in the United States resulting from the assignment of an omeprazole distribution contract to an Israeli affiliate. In addition to the transfer pricing adjustments, which applied to all four tax years, the statutory notice of deficiency for the 2011 and 2012 tax years included adjustments requiring the capitalization and amortization of certain legal expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits related to Abbreviated New Drug Applications (“ANDAs”) filed with a Paragraph IV Certification.

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

A bench trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the drug is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court’s decision. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a United States Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on nearly identical ANDA issues as we have before the court. On January 28, 2022, the IRS filed a Notice of Appeal with the United States Court of Appeals of the Third Circuit to appeal the United States Tax Court's decision in Mylan v. Comm'r. On August 22, 2022, the parties filed a Notice of New Authority in the refund case alerting the court to a United States Court of Federal Claims decision in Actavis Laboratories v. United States that also ruled in favor of the taxpayer on the ANDA issues. The government appealed the Actavis Laboratories decision in December of 2022.

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report ("RAR") with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The IRS letter proposed, among other modifications, transfer pricing adjustments regarding our profits from the distribution of omeprazole in the aggregate amount of $141.6 million and ANDA adjustments in the aggregate amount of $21.9 million. The 30-day letter also set forth adjustments described in the next two paragraphs. We timely filed a protest to the 30-day letter for those additional adjustments but noting that due to the pending litigation described above, IRS Appeals would not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both carryforward issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not sustained, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, an adverse ruling on the omeprazole issue could have a material impact on subsequent periods, with additional tax liability in the range of $24.0 million to $112.0 million, not including interest and any applicable penalties.

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in certain intercompany debts owed by it to Perrigo Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. On May 7, 2020, the IRS issued a NOPA capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable

Perrigo Company plc - Item 8
Note 18

Federal Rate ("AFR") (a blended rate reduction of approximately 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. The NOPA proposes a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a RAR, together with the 30-day letter, requiring our filing of a written protest to request IRS Appeals consideration. The protest was timely filed with the IRS on February 26, 2021. On January 20, 2022, the IRS responded to our protest with its rebuttal in which it revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rates and proposed revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS Rebuttal is 4.36%, an increase from the blended interest rate in the RAR of 2.57% but lower than the stated blended interest rate of the loans of 6.8%. We will pursue all available administrative and judicial remedies necessary to defend the deductibility of the interest expense on this indebtedness. If the IRS were to prevail in its revised proposed adjustment, we estimate an increase in tax expense of approximately $72.9 million, excluding interest and penalties, for fiscal years ended June 28, 2014 through June 27, 2015. In addition, we expect the IRS to seek similar adjustments for the fiscal years ended December 31, 2015 through December 31, 2018 with potential section 163(j) carryover impacts beyond December 2018. If those further adjustments were sustained, based on preliminary calculations and subject to further analysis, our current best estimate is that the additional tax expense would not exceed $58.5 million, excluding interest and penalties. No further adjustments beyond this period are expected. We strongly disagree with the IRS position and we will pursue all available administrative and judicial remedies necessary. We met with IRS Appeals in November of 2022 regarding the interest rate issue. An IRS Appeals conference is scheduled for the interest rate issue in March 2023 with both Appeals and the IRS exam team. At this stage we are unable to estimate additional liability, if any, associated with this matter.

In addition, the 30-day letter for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow reductions to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year. The NOPA asserted that the reduction of gross sales income of such chargebacks is an impermissible method of accounting and proposed a change in accounting method that would defer the reduction in gross sales income until the year the prescription products were re-sold to covered retailers. The NOPA proposed an increase in sales revenue of approximately $99.5 million for the 2013-2015 tax years. We filed a protest on February 26, 2021 to request IRS Appeals consideration. On January 20, 2022, the IRS responded to our protest with its rebuttal and reiterated the NOPA's position that the accrued chargebacks are not currently deductible in the tax year accrued because all events have not occurred to establish the fact of the liability in the year deducted. On December 28, 2022, we finalized an agreement with IRS Appeals providing for settlement of the NOPA not only for the 2013-2015 tax years but all of the remaining tax years through 2021, the last tax year with chargebacks due to the sale of the RX business in July 2021. We made a settlement payment of $8.3 million which was fully covered by reserves for this issue.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019.

Internal Revenue Service Audit of Athena Neurosciences, LLC, a U.S. Subsidiary

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, LLC ("Athena") for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The NOPA carries forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property in various developmental products, including the Multiple Sclerosis drug Tysabri, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The NOPA proposes a payment of $843.0 million, which represents additional tax based on imputing royalty income to Athena using a 24.7% royalty rate derived by the IRS and a 40.0% accuracy-related penalty. This amount excludes consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagree with the IRS' position. On December 22, 2016, we also received a NOPA for these years denying the deductibility of settlement costs incurred in 2011 by Athena's parent company Elan Pharmaceuticals, Inc. ("EPI") related to illegal marketing of Zonegran by EPI's employees in the United States raised in a Qui Tam action under the U.S. False Claims Act. We strongly disagree with the IRS' position on this issue as well. Because we believe that any concession on these issues in Appeals would be contrary to our evaluation of the issues and to avoid double taxation of the same income in the United States and Ireland, we pursued our remedies under the Mutual Agreement Procedure ("MAP") of the U.S. - Ireland Income Tax Treaty to alleviate double taxation. On April 21 and 23, 2020, we filed requests for Competent Authority Assistance with the IRS and Irish Revenue on the Tysabri royalty issue, and those MAP applications were accepted. On October 20, 2020, we amended our requests for Competent Authority Assistance to include the Zonegran issue and these supplemental requests were also accepted. On May 6, 2021, we had our opening conference with the IRS. A

Perrigo Company plc - Item 8
Note 18

follow-up conference was held with the IRS on December 13, 2021 and we discussed our submission, which continues to be reviewed by the IRS. Our opening conference with Irish Revenue was held on July 23, 2021 and we discussed our submission, which continues to be reviewed by Irish Revenue. The U.S. and Irish Competent Authorities will seek to achieve a resolution that avoids double taxation on both the Tysabri royalty and Zonegran issues.

No payment of the additional amounts is required until these two matters are resolved with finality under the treaty, or any additional administrative or judicial process if treaty negotiations are unsuccessful.

Irish Revenue Audit of Fiscal Years Ended December 31, 2012 and December 31, 2013

On November 29, 2018, Irish Revenue issued a Notice of Amended Assessment (“NoA”) for the tax year ended December 31, 2013, related to the tax treatment of 2013 sale of the Tysabri® intellectual property and related assets to Biogen Idec by Elan Pharma. On September 29, 2021, Elan reached an agreement with Irish Revenue providing for full and final settlement of the NoA on the following terms: (i) on a 'without prejudice basis' and, for purposes of the settlement, an alternative basis of taxation was applied, (ii) Irish Revenue to take no further action in relation to the NoA or any Tysabri® related income or transactions, (iii) no interest or penalties applied, (iv) a total tax of €297.0 million charged as full and final settlement of all liabilities arising from the sale of the Tysabri® patents for the fiscal years 2013 to 2021, and (v) after Irish Revenue credited taxes already paid and certain unused research and development ("R&D") credits against the €297.0 million charged settlement amount, the total cash payment of €266.1 million, $307.5 million as of the date of payment, was made on October 5, 2021. We recorded the payment as a component of income tax expense on the Consolidated Statements of Operations in the third quarter of 2021.

Israel Tax Authority Audit of Fiscal Year Ended June 27, 2015 and Calendar Years Ended December 31, 2015 through December 31, 2019

On December 29, 2020, we received a Stage A assessment from the Israeli Tax Authority ("ITA") for the tax years ended December 31, 2015 through December 31, 2017 relating to attribution of intangible income to Israel, income qualifying for a lower preferential rate of tax, exemption from capital gains tax, and deduction of certain settlement payments. Through negotiations with the ITA, we resolved the audit in 2021 by agreeing to add tax years ended December 31, 2018 and December 31, 2019 to the audit. Further, the agreement with the ITA required us to pay $19.0 million, after offset of refunds of $17.2 million, for the five taxable years. In addition, we paid $12.5 million to resolve a tax liability indemnity for the tax year ended December 31, 2017 relating to Perrigo API Ltd, which we disposed of in December 2017. As a result of the settlement with the ITA, we reduced our liability recorded for uncertain tax positions by $38.3 million including interest in 2021.

Recent Tax Law Changes

On March 27, 2020, the U.S. enacted the CARES Act. The CARES Act allowed for an increased interest expense limitation and depreciation deductions resulting in a reduction of income tax expense of approximately $36.6 million for tax years 2019 and 2020. Additionally, Treasury and the IRS issued Proposed and Final Regulations in 2020 regarding interest expense limitations under Section 163(j). These regulations adjusted the definition of interest expense and items allowable in adjusted taxable income to calculate the annual interest deduction limitation. We applied the updated regulations resulting in a reduction of income tax expense of approximately $8.9 million during 2020.

On December 28, 2021, the U.S. Treasury and the IRS released final foreign tax credit regulations addressing various aspects of the foreign tax credit regime. The regulations were, generally, effective on March 7, 2022. We evaluated the regulations and concluded that they do not result in any material changes to our income tax reporting for the year ended December 31, 2022 or for any prior periods. We will continue to evaluate the effects of these final foreign tax credit regulations on future accounting periods.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 ("IR Act"), which, among other changes, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion, an excise tax on certain corporate stock buybacks, and several tax incentives to promote clean energy. We evaluated the IR Act and concluded it does not result in any material changes to our income tax reporting for the year ended December 31, 2022. We will continue to evaluate the effects of the IR Act on future accounting periods.

Perrigo Company plc - Item 8
Note 18

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. Changes include imposing a global minimum corporation tax of 15% and introducing new filing obligations. These changes are being adopted and implemented by many of the countries in which we do business and may increase our tax expense. Specifically, in December 2022, the EU adopted a Directive issued by the European Commission requiring EU members to implement the OECD's global minimum tax rules effective January 1, 2024.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

At December 31, 2022, we had non-cancelable purchase obligations totaling $407.9 million consisting of contractual commitments to purchase materials and services to support operations. The majority of the obligations are expected to be paid within one year.

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of December 31, 2022, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits

Beginning in 2013, the Company, along with other manufacturers, has been named as a defendant in lawsuits in the United States and Canada generally alleging anticompetitive conduct with respect to the sale generic drugs by the Company’s former Rx business. The complaints – which have been filed by putative classes of direct purchasers, end payors, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties - allege a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for various generic drugs in violation of federal and state antitrust and consumer protection laws. While most of the complaints involve alleged single-drug conspiracy, the three putative classes have each filed an over-arching conspiracy complaint alleging that Perrigo and other manufacturers (and some individuals) entered into an “overarching conspiracy” that involved allocating customers, rigging bids and raising, maintaining, and fixing prices for various products. The vast majority of the lawsuits described in this paragraph have been consolidated in the generic pricing multidistrict litigation ("MDL") MDL No. 2724 (United States District Court for Eastern District of Pennsylvania).

The Court has ordered that the following cases involving Perrigo will proceed on a more expedited basis (as a bellwether) than the other cases in MDL No. 2724: (i) class actions alleging “single drug” conspiracies involving Clobetasol; and (ii) the State Attorney General Complaint (described below). The bellwether cases are proceeding in discovery, which must be completed by June 1, 2023 under the schedule set by the Court, and motions for summary judgment will be due on March 13, 2024. No trial dates have been set for any of the bellwether cases, or any of the other cases in the MDL.

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 other generic pharmaceutical manufacturers, and certain individuals (including two former Perrigo employees), alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of eighty products. This case is included among the “bellwether cases” designated to move the expedited schedule described above. Like the other cases in the MDL, no trial date has been set for this case.

Perrigo Company plc - Item 8
Note 19
Canadian Class Action Complaint

In June 2020, an end payor filed a class action in Ontario, Canada against Perrigo and 29 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on several of the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. In December 2020, Plaintiffs amended their complaint to add additional claims based on the State AG complaint of June 2020.

At this stage, we cannot reasonably estimate the outcome of the liability if any, associated with the claims listed above.

Securities Litigation

In the United States (cases related to events in 2015-2017)

Beginning in May 2016, purported class action complaints were filed against the Company and our former CEO, Joseph Papa, in the U.S. District Court for the District of New Jersey (Roofers’ Pension Fund v. Papa, et al.) purporting to represent a class of shareholders for the period from April 21, 2015 through May 11, 2016, inclusive. The original complaint alleged violations federal securities laws in connection with the actions taken by us and the former executive to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015. The plaintiff also alleged that the defendants provided inadequate disclosure concerning alleged business developments during the alleged class period including integration problems related to the Omega acquisition.

The operative complaint is the first amended complaint filed on June 21, 2017, and named as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of federal securities laws arising out of the actions taken by us and the former directors and executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to the business developments during that period including purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are the Company, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issue regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (us, Mr. Papa, and Ms. Brown) have filed answers denying liability.

On November 14, 2019, the court granted the lead plaintiffs’ motion and certified three classes for the case: (i) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on a U.S. exchange and were damaged thereby; (ii) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on the Tel Aviv exchange and were damaged thereby; and (iii) all those who owned shares as of November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (whether or not a person tendered shares in response to the Mylan tender offer) (the "tender offer class"). Plaintiffs' counsels have sent notices to the alleged class.

The parties took discovery from 2018 through 2020. After discovery ended, defendants filed motions for summary judgement and to exclude plaintiffs' experts, which were fully briefed. The case was then re-assigned to a new federal judge, who heard oral argument on the motions in April 2022. The motions are pending.

In addition to the class action, the following opt-out cases have been filed against us, and in some cases, Mr. Papa and Ms. Brown, and contain factual allegations and claims that are similar to some or all of the factual allegations and claims in the class actions:

Perrigo Company plc - Item 8
Note 19

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

In June 2020, three Highfields Capital entities filed a lawsuit in Massachusetts State Court with factual allegations that generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and alleged Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants’ filed their answers in January 2022 denying liability. The discovery phase in this case has begun (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court). The Court held a discovery conference and approved fact discovery deadlines into May 2023 and later deadlines to complete expert discovery.

In Israel (cases related to events in 2015-2017)

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv exchange during the period from April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the Mylan tender offer (November 13, 2015). The amended complaint names as defendants the Company, Ernst & Young LLP (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under Israeli securities laws that are similar to U.S. Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under other Israeli securities laws. In general, the allegations are similar to the factual allegations in the Roofers' Pension Fund case in the U.S. as described above. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = 0.28 cents). After the other two cases filed in Israel were voluntarily dismissed, the plaintiff in this case agreed to stay this case pending the outcome of the Roofers’ Pension Fund case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 8
Note 19
In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in a securities class action case (for those who purchased on a U.S. exchange) in New York federal court in which the settlement received final approval in February 2022. The Baron case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. Since 2019, the court granted several requests by Perrigo to stay the proceedings pending the resolution of proceedings in the New York federal court. During 2022, the case was reassigned to a newly-appointed judge. After the settlement of the U.S. case in New York federal court, Perrigo's counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The parties then sought further stays of the case while they attempted mediation, which the Court granted. The Court has ordered that the parties provide a further update on March 30, 2023. We intend to defend the lawsuit vigorously.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in state courts in California, Florida, Missouri, New Jersey, Louisiana, Oklahoma, Texas, Oregon and Illinois alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of December 31, 2022, the Company is currently named in 86 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2023, 2024 and 2025 with the earliest potential trial date in March 2023.

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

On June 30, 2021, the Court dismissed all claims against the retail and distributor defendants with prejudice, thereby reducing the Company’s potential for exposure and liability related to possible indemnification. On July 8, 2021, the Court dismissed all claims against the Company with prejudice. Appeals of these dismissal orders to the U.S. Court of Appeals for the 11th Circuit have been filed, as well several state level claims related to the theories advanced in the MDL. The Company will continue to vigorously defend each of these lawsuits.

As of December 31, 2022, the Company has been named in 352 personal injury lawsuits, most of which are in the MDL tied to various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company has also been named in a handful of similar lawsuits in the state courts of California, Illinois, Ohio, New Jersey, New York and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek

Perrigo Company plc - Item 8
Note 19
compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws. The Company believes that it has strong defenses to such claims based on a significant body of scientific evidence, and pursuant to the doctrine of federal preemption. As noted above, the Company has won multiple motions to dismiss in the MDL, as well as additional state court actions in California and Maryland.

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

Acetaminophen

In October 2022 the Judicial Panel on Multidistrict Litigation ("MDL") consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL have asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. At this time, the MDL proceedings are in the early stages. Currently, it is not possible to assess reliably the outcome of these cases or any potential future financial impact on the Company. As of December 31, 2022 the Company has not been named as a defendant in any Complaints filed in the MDL. It is anticipated that some of the Company’s retailer customers may seek indemnity from the Company for a portion of their defense costs and potential liability relating to these cases.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At December 31, 2022, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was approximately $67.4 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of approximately $38.4 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

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

NOTE 20 - SEGMENT AND GEOGRAPHIC INFORMATION

Below is a summary of our results by reporting segment (in millions):

	CSCA	CSCI	Held for Sale(1)	Unallocated	Total
Year Ended December 31, 2022
Net sales	$2,925.9	$1,525.7	$—	$—	$4,451.6
Operating income (loss)	$366.1	$(30.0)	$—	$(257.2)	$78.9
Operating income %	12.5%	(2.0)%	—%	—%	1.8%
Total assets	$5,134.1	$5,883.2	$—	$—	$11,017.3
Capital expenditures	$68.1	$26.2	$—	$—	$94.3
Property, plant and equipment, net	$772.0	$154.3	$—	$—	$926.3
Depreciation/amortization	$123.3	$215.3	$—	$—	$338.6

Year Ended December 31, 2021
Net sales	$2,693.1	$1,445.6	$—	$—	$4,138.7
Operating income (loss)	$206.5	$36.1	$—	$167.8	$410.4
Operating income %	7.7%	2.5%	—%	—%	9.9%
Total assets	$5,983.8	$4,425.8	$16.1	$—	$10,425.7
Capital expenditures	$112.0	$24.0	$—	$—	$136.0
Property, plant and equipment, net	$706.9	$157.2	$—	$—	$864.1
Depreciation/amortization	$117.0	$179.8	$—	$—	$296.8

Year Ended December 31, 2020
Net sales	$2,693.0	$1,395.2	$—	$—	$4,088.2
Operating income (loss)	$465.0	$32.3	$—	$(232.1)	$265.2
Operating income %	17.3%	2.3%	—%	—%	6.5%
Total assets	$4,585.1	$4,872.4	$2,030.9	$—	$11,488.4
Capital expenditures	$131.4	$28.8	$—	$—	$160.2
Property, plant and equipment, net	$701.1	$163.5	$—	$—	$864.6
Depreciation/amortization	$109.9	$177.8	$—	$—	$287.7
Change in financial assets	$—	$—	$—	$95.3	$95.3
(1) Held for sale represented Latin American businesses as of December 31, 2021, and the Rx business as of December 31, 2020.

Perrigo Company plc - Item 8
Note 20

The net book value of Property, plant and equipment, net by location was as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
U.S.	$725.2	$674.9
Europe(1)	188.4	174.4
All other countries	12.7	14.8
	$926.3	$864.1

(1) Includes Ireland Property, plant and equipment, net of zero and $0.1 million, for the years ended December 31, 2022 and December 31, 2021, respectively.

Sales to Walmart as a percentage of Consolidated Net sales (reported primarily in CSCA) were as follows:

Year Ended
December 31, 2022	December 31, 2021	December 31, 2020
12.5%	14.0%	15.2%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022. Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2022 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2022.

(b)Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report and is incorporated by reference herein. The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is set forth in Item 8 of this Annual Report.

(c)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Perrigo Company plc - Item 10

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

See Part I, Additional Item of this Form 10-K under the heading "Information About our Executive Officers."

Other information required by this item is incorporated by reference to the Proxy Statement for the 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement"), which will be filed no later than 120 days after December 31, 2022, under the headings: "Election of Directors"; "Audit Committee"; "Delinquent Section 16(a) Reports"; and "Corporate Governance".

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2022, under the headings: "Executive Compensation", "Talent & Compensation Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2022, under the headings: "Ownership of Perrigo Ordinary Shares". Information concerning equity compensation plans is incorporated by reference to the 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2022, under the heading "Equity Compensation Plan Information".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2022, under the headings: "Certain Relationships and Related-Party Transactions" and "Corporate Governance".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2022, under the heading: "Ratification, in a Non-Binding Advisory Vote, of the Appointment of Ernst & Young LLP as Independent Auditor of the Company and Authorization, in a Binding Vote, of the Board of Directors, Acting Through the Audit Committee, to Fix the Remuneration of the Auditor".

Perrigo Company plc - Item 15
Exhibits

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed or incorporated by reference as part of this Form 10-K:

1.All financial statements. See Index to Consolidated Financial Statements.
2.Financial Schedules.
Schedules are omitted because the required information is included in the footnotes, immaterial or not applicable.

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

4.3
Third Supplemental Indenture by and among Perrigo Company plc, the Guarantor Subsidiaries named therein, and Wells Fargo Bank, National Association, as Trustee, dated as of May 25, 2022 (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022) (File No. 001-36353).

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

4.8
Fourth Supplemental Indenture by and among Perrigo Company plc, Perrigo Finance Unlimited Company, the Guarantor Subsidiaries named therein, and Wells Fargo Bank, National Association, as Trustee, dated as of May 25, 2022 (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022) (File No. 001-36353).

4.9
Fifth Supplemental Indenture by and among Perrigo Company plc, Perrigo Finance Unlimited Company, the Guarantor Subsidiaries named therein, and Wells Fargo Bank, National Association, as Trustee, dated as of September 8, 2022 (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022) (File No. 001-36353).

4.10
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

4.11
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

4.12
Form of 3.150% Note due 2030 (included in the Third Supplemental Indenture dated as of June 19, 2020) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2020) (File No. 001-36353).

4.13	Form of Global Note representing the 2026 Notes (included in Exhibit 4.5).

4.14	Description of the Company’s Securities (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.1†
Term Loan and Revolving Credit Agreement by and among Perrigo Company plc, as parent, Perrigo Investments, LLC, as a borrower, the Designated Borrowers, the Lenders, the Issuing Banks, and the Swing Line Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and as Collateral Agent, dated as of April 20, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2022).

10.2
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

10.4*
Perrigo Annual Incentive Plan, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.5*
2008 Long-Term Incentive Plan, adopted November 4, 2008 (incorporated by reference from Exhibit 10(b) to Perrigo Company's Quarterly Report on Form 10-Q filed on February 3, 2009) (File No. 000-19725).

.
10.6*	2013 Long-Term Incentive Plan (incorporated by reference from Annex J to the Company’s Registration Statement on Form S-4/A filed on October 8, 2013) (File No. 333-190859).

10.7*
Amendment No. 1 to the 2013 Long-Term Incentive Plan, dated as of January 29, 2014 (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.8*
Amendment No. 2 to the 2013 Long-Term Incentive Plan, effective as of July 9, 2015 (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on August 13, 2015) (File No. 001-36353).

10.9*
Amendment No. 3 to the 2013 Long-Term Incentive Plan, effective as of November 3, 2017 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.10*
Amendment No. 4 to the 2013 Long-Term Incentive Plan, effective as of February 13, 2019 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.11*	Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.12*	Amendment No. 1 to Perrigo Company plc 2019 Long Term Incentive Plan (incorporated by reference from Annex A to the Company’s Definitive Proxy Statement filed on March 24, 2022.).

10.13*	Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2021 (filed herewithin)

10.14*
Perrigo Company plc Change in Control Severance Policy for U.S. Employees, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.15*
Perrigo Company plc U.S. Severance Policy, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.16*	Perrigo Company Employee Severance Programme - Ireland, as amended and restated effective November 1, 2022 (filed herewith)

10.17*
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

10.19*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.20*
Forms of Nonqualified Stock Option Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.21*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company’s Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2018) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.22*
Forms of Service-Based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.23*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.24*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.25*
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

10.27*	Form of Perrigo Company plc Director Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.28*	Form of Perrigo Company plc Officer Indemnity Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.29*	Form of Perrigo Company Indemnity Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.30*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.31*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.32*
Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.33*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.61 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.34*
Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.62 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.35*
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

10.40*
Management Agreement, effective as of January 1, 2020 by and between Perrigo Holding NV and Svend Andersen (incorporated by reference from Exhibit 10.80 to the Company’s Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.41*
Letter Agreement between the Company and Eduardo Bezerra, dated May 6, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2022) (File No. 001-36353).

10.42
Stock and Asset Purchase Agreement, by and between the Company and Vestas Pharma LLC, dated as of March 1, 2021 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021) (File No. 001-36353).

10.43
Amendment to Stock and Asset Purchase Agreement, by and between Perrigo Company plc and Padagis LLC, dated as of July 6, 2021 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 12, 2021).

21	Subsidiaries of the Registrant (filed herewith).

22	List of Guarantor Subsidiaries (filed herewith).

23	Consent of Ernst & Young LLP (filed herewith).

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications (filed herewith).

32	Section 1350 Certifications (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101.INS).

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
†    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(b)Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on February 28, 2023.

PERRIGO COMPANY PLC

By:	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Murray S. Kessler, Eduardo Bezerra, and Kyle L. Hanson and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2022 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2022 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2023.

Signature	Title

/s/ Murray S. Kessler	President and Chief Executive Officer and Director
Murray S. Kessler	(Principal Executive Officer)

/s/ Eduardo Bezerra	Chief Financial Officer
Eduardo Bezerra	(Principal Accounting and Financial Officer)

/s/ Orlando D. Ashford	Chairman of the Board
Orlando D. Ashford

/s/ Bradley A. Alford	Director
Bradley A. Alford

/s/ Katherine Doyle	Director
Katherine Doyle

/s/ Adriana Karaboutis	Director
Adriana Karaboutis

/s/ Jeffrey B. Kindler	Director
Jeffrey B. Kindler

/s/ Erica L. Mann	Director
Erica L. Mann

/s/ Albert A. Manzone	Director
Albert A. Manzone

/s/ Donal O'Connor	Director
Donal O'Connor

/s/ Geoffrey M. Parker	Director
Geoffrey M. Parker

/s/ Theodore R. Samuels	Director
Theodore R. Samuels