Form 10-Q
period 2023-04-01
PERRIGO Co plc
filed 2023-05-09
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 1, 2023

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

As of May 5, 2023, there were 135,325,847 ordinary shares outstanding.

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: supply chain impacts on the Company’s business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business; future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding the timing of, and the Company’s ability to obtain and maintain, certain regulatory approvals, including the sale of daily over-the-counter oral contraceptives; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of the coronavirus (COVID-19) pandemic and its variants; the timing, amount and cost of any share repurchases (or the absence thereof); fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve the benefits expected from the sale of its Rx business and the risk that potential costs or liabilities incurred or retained in connection with that transaction may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company’s ability to achieve the benefits expected from the acquisitions of Héra SAS ("HRA Pharma") and Nestlé’s Gateway infant formula plant along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway") and/or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisitions; risks associated with the integration of HRA Pharma and Gateway, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including the Company’s ability to achieve the expected benefits from its Supply Chain Reinvention Program. Adverse results with respect to pending litigation could have a material adverse impact on the Company's operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. There can be no assurance that the FDA will approve the sale of daily oral contraceptives without a prescription in the United States. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2022, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$1,181.7	$1,074.5
Cost of sales	767.9	736.7
Gross profit	413.8	337.8

Operating expenses
Distribution	28.6	24.4
Research and development	31.1	29.3
Selling	167.9	135.6
Administration	135.0	122.3
Restructuring	3.4	3.6
Other operating (income) expense, net	(0.7)	0.9
Total operating expenses	365.3	316.1

Operating income	48.5	21.7

Interest expense, net	43.7	35.8
Other expense (income), net	0.5	(1.1)
Income (loss) from continuing operations before income taxes	4.3	(13.0)
Income tax expense (benefit)	5.4	(11.7)
Income (loss) from continuing operations	(1.1)	(1.3)
Income (loss) from discontinued operations, net of tax	(1.9)	(1.1)
Net income (loss)	$(3.0)	$(2.4)

Earnings (loss) per share
Basic
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.01)	(0.01)
Basic earnings (loss) per share	$(0.02)	$(0.02)
Diluted
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.01)	(0.01)
Diluted earnings (loss) per share	$(0.02)	$(0.02)

Weighted-average shares outstanding
Basic	134.9	134.0
Diluted	134.9	134.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income (loss)	$(3.0)	$(2.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	52.7	(24.6)
Change in fair value of derivative financial instruments, net of tax	(31.5)	10.4
Change in post-retirement and pension liability, net of tax	(0.5)	(6.3)
Other comprehensive income (loss), net of tax	20.7	(20.5)
Comprehensive income (loss)	$17.7	$(22.9)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	April 1, 2023	December 31, 2022
Assets
Cash and cash equivalents	$553.0	$600.7
Accounts receivable, net of allowance for credit losses of $7.1 and $6.8, respectively	738.7	697.1
Inventories	1,183.0	1,150.3
Prepaid expenses and other current assets	266.0	271.8
Total current assets	2,740.7	2,719.9
Property, plant and equipment, net	919.3	926.3
Operating lease assets	211.7	217.1
Goodwill and indefinite-lived intangible assets	3,650.4	3,549.0
Definite-lived intangible assets, net	3,083.9	3,230.2
Deferred income taxes	6.1	7.1
Other non-current assets	342.8	367.7
Total non-current assets	8,214.2	8,297.4
Total assets	$10,954.9	$11,017.3
Liabilities and Shareholders’ Equity
Accounts payable	$505.2	$537.3
Payroll and related taxes	106.5	136.4
Accrued customer programs	146.7	139.1
Other accrued liabilities	272.0	250.2
Accrued income taxes	17.6	14.4
Current indebtedness	38.8	36.2
Total current liabilities	1,086.8	1,113.6
Long-term debt, less current portion	4,062.8	4,070.4
Deferred income taxes	333.8	368.2
Other non-current liabilities	637.6	623.0
Total non-current liabilities	5,034.2	5,061.6
Total liabilities	6,121.0	6,175.2
Contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,910.8	6,936.7
Accumulated other comprehensive income	(6.3)	(27.0)
Retained earnings (accumulated deficit)	(2,070.6)	(2,067.6)
Total shareholders’ equity	4,833.9	4,842.1
Total liabilities and shareholders' equity	$10,954.9	$11,017.3

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	135.3	134.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2021	133.8	$7,043.2	$35.5	$(1,927.0)	$5,151.7
Net loss	—	—	—	(2.4)	(2.4)
Other comprehensive loss	—	—	(20.5)	—	(20.5)
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	26.3	—	—	26.3
Cash dividends, $0.26 per share	—	(34.2)	—	—	(34.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(16.4)	—	—	(16.4)
Balance at April 2, 2022	134.6	$7,018.9	$15.0	$(1,929.4)	$5,104.5

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2022	134.7	$6,936.7	$(27.0)	$(2,067.6)	$4,842.1
Net loss	—	—	—	(3.0)	(3.0)
Other comprehensive income	—	—	20.7	—	20.7
Restricted stock plan	1.0	—	—	—	—
Compensation for restricted stock	—	24.9	—	—	24.9
Cash dividends, $0.27 per share	—	(36.2)	—	—	(36.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(14.6)	—	—	(14.6)
Balance at April 1, 2023	135.3	$6,910.8	$(6.3)	$(2,070.6)	$4,833.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash Flows From (For) Operating Activities
Net income (loss)	$(3.0)	$(2.4)
Adjustments to derive cash flows:
Depreciation and amortization	88.7	69.5
Share-based compensation	24.9	26.3
Restructuring charges	3.4	3.6
Loss on sale of business	—	1.4
Amortization of debt discount (premium)	0.7	(0.2)
Gain on sale of assets	(3.9)	(5.8)
Deferred income taxes	(9.9)	5.1
Other non-cash adjustments, net	6.4	(17.5)
Subtotal	107.3	80.0
Increase (decrease) in cash due to:
Accounts receivable	(39.8)	(38.1)
Inventories	(28.6)	(10.5)
Prepaid expenses and other current assets	17.1	8.1
Accounts payable	(29.8)	72.6
Payroll and related taxes	(34.3)	(31.8)
Accrued customer programs	6.8	8.9
Accrued liabilities	8.0	23.7
Accrued income taxes	2.5	(33.9)
Other, net	10.2	0.1
Subtotal	(87.9)	(0.9)
Net cash from (for) operating activities	19.4	79.1
Cash Flows From (For) Investing Activities
Additions to property, plant and equipment	(23.2)	(20.3)
Net proceeds from sale of businesses	—	58.7
Proceeds from sale of assets	1.8	22.9
Proceeds from royalty rights	1.8	1.4
Net cash from (for) investing activities	(19.6)	62.7
Cash Flows From (For) Financing Activities
Borrowings (repayments) of revolving credit agreements and other financing, net	(5.9)	—
Cash dividends	(36.2)	(34.2)
Other financing, net	(8.6)	(17.7)
Net cash from (for) financing activities	(50.7)	(51.9)
Effect of exchange rate changes on cash and cash equivalents	3.2	(3.7)
Net increase (decrease) in cash and cash equivalents	(47.7)	86.2
Cash and cash equivalents of continuing operations, beginning of period	600.7	1,864.9
Cash and cash equivalents held for sale, beginning of period	—	14.4
Less cash and cash equivalents held for sale, end of period	—	—
Cash and cash equivalents of continuing operations, end of period	$553.0	$1,965.5

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

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements have been included and include our accounts and accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Some amounts in this report may not add due to rounding.

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

	Three Months Ended
	April 1, 2023	April 2, 2022
Balance at beginning of period	$6.8	$7.2
Provision for credit losses, net	—	0.3
Receivables written-off	(0.3)	(0.8)
Currency translation adjustment	0.6	0.4
Balance at end of period	$7.1	$7.1

NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category(1) (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
CSCA
Upper Respiratory	$154.3	$152.8
Nutrition	139.9	127.2
Digestive Health	124.2	118.6
Pain and Sleep-Aids	103.5	102.9
Oral Care	84.4	70.4
Healthy Lifestyle	73.4	67.6
Skin Care	52.3	40.9
Women's Health	11.9	8.2
Vitamins, Minerals, and Supplements ("VMS")	4.0	7.7
Other CSCA(2)	15.8	13.7
Total CSCA	763.7	710.0
CSCI
Upper Respiratory	84.8	66.5
Skin Care	83.4	73.9
Healthy Lifestyle	66.4	58.9
Pain and Sleep-Aids	49.9	54.0
VMS	47.8	49.5
Women's Health	29.1	13.7
Oral Care	29.1	28.9
Digestive Health	8.8	9.2
Other CSCI(3)	18.8	9.9
Total CSCI	418.1	364.5
Total net sales	$1,181.7	$1,074.5
(1) We updated our global reporting product categories as a result of our product portfolio reconfiguration. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.
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

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized over time. Customer contracts recognized over time exist predominately in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $90.0 million for the three months ended April 1, 2023, and $70.8 million for the three months ended April 2, 2022.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	April 1, 2023	December 31, 2022
Short-term contract assets	Prepaid expenses and other current assets	$31.7	$41.5

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
U.S.	$750.0	$683.1
Europe(2)	407.3	351.7
All other countries(3)	24.4	39.7
Total net sales	$1,181.7	$1,074.5
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $7.3 million and $6.6 million for the three months ended April 1, 2023 and April 2, 2022, respectively.
(3) Includes net sales generated primarily in Australia and Canada.

NOTE 3 - ACQUISITIONS AND DIVESTITURES
Acquisitions During the Year Ended December 31, 2022

Héra SAS ("HRA Pharma")

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

We recorded the preliminary purchase price allocation in the second quarter of 2022. During the first quarter of 2023, we recorded measurement period adjustments resulting in an increase to goodwill of $80.6 million, which consisted of a $104.3 million decrease in definite-lived intangibles, $27.2 million decrease in net Deferred income tax liabilities, a net increase of $2.0 million to other non-current liabilities, and a $1.5 million decrease in Prepaid expenses and other current assets. Current period earnings adjustments of $3.5 million to Cost of sales were recorded that would have been recognized during the year-ended December 31, 2022, if the measurement period adjustments to the provisional opening balance sheet were reflected as of the acquisition date.

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

Perrigo Company plc - Item 1
Note 3

We are in the process of finalizing the valuation for the assets acquired. As a result, the initial accounting for the acquisition is incomplete. The provisional acquisition amounts recognized for assets acquired will be finalized as soon as possible but no later than one year from the acquisition date. The final determination may result in asset fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the HRA Pharma and Gateway acquisitions had occurred on January 1, 2021 and had been combined with the results reported in our Condensed Consolidated Statements of Operations for the three months ended April 2, 2022 (in millions):

Three Months Ended
(Unaudited)	April 2, 2022
Net sales	$1,209.3
Income (loss) from continuing operations	$10.8

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

Divestitures During the Year Ended December 31, 2022

Latin American businesses

On March 9, 2022, we completed the sale of our Mexico and Brazil-based OTC businesses ("Latin American businesses"), both within our CSCA segment, to Advent International for total consideration of $23.9 million, consisting of $5.4 million in cash, installment receivables due 12 and 18 months from completion totaling $11.3 million based on the Mexican peso exchange rate at the time of sale, and contingent consideration of $7.2 million based on the Brazilian real exchange rate at the time of sale. The sale resulted in a pre-tax loss of $1.4 million, net of professional fees, recorded in Other operating expense, net on the Condensed Consolidated Statements of Operations.

ScarAway®

On March 24, 2022, we completed the sale of the ScarAway® brand asset, a leading U.S. OTC scar management brand, to Alliance Pharmaceuticals Ltd. for cash consideration of $20.7 million. The sale resulted in a pre-tax gain of $3.6 million recorded in our CSCA segment in Other operating expense, net on the Condensed Consolidated Statements of Operations.

NOTE 4 - DISCONTINUED OPERATIONS

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

Under the terms of a transition services agreement ("TSA"), we provided transition services which were substantially completed as of the end of the third quarter of 2022. We also entered into reciprocal supply agreements pursuant to which Perrigo will supply certain products to the Rx business and the Rx business will supply certain products to Perrigo. The supply agreements have a term of four years, extendable up to seven years by the party who is the purchaser of the products under such agreement. We also extended distribution rights to the Rx business for certain OTC products owned and manufactured by Perrigo that may be fulfilled through pharmacy channels, in return for a share of the net profits.

Perrigo Company plc - Item 1
Note 4

In connection with the sale, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 16 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris' obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. We have not requested payments from Altaris related to the indemnity of these liabilities during the three months ended April 1, 2023.

Current and prior period reported net loss from discontinued operations primarily relates to legal fees, partially offset by an income tax benefit.

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	April 1, 2023	December 31, 2022
Finished goods	$674.7	$620.3
Work in process	251.1	262.2
Raw materials	257.2	267.8
Total inventories	$1,183.0	$1,150.3

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	April 1, 2023	December 31, 2022
Fair value method	Prepaid expenses and other current assets	$0.1	$0.1
Fair value method(1)	Other non-current assets	$1.7	$1.7
Equity method	Other non-current assets	$62.7	$63.4
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense recognized in earnings of our equity securities (in millions):

		Three Months Ended
Measurement Category	Income Statement Location	April 1, 2023	April 2, 2022
Fair value method	Other expense (income), net	$0.1	$0.2
Equity method	Other expense (income), net	$0.7	$0.7

Perrigo Company plc - Item 1
Note 7

NOTE 7 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	April 1, 2023	December 31, 2022
Operating	Operating lease assets	$211.7	$217.1
Finance	Other non-current assets	21.0	22.0
Total		$232.7	$239.1

Liabilities	Balance Sheet Location	April 1, 2023	December 31, 2022
Current
Operating	Other accrued liabilities	$28.3	$28.4
Finance	Current indebtedness	2.8	3.3
Non-Current
Operating	Other non-current liabilities	184.7	189.5
Finance	Long-term debt, less current portion	16.9	17.4
Total		$232.7	$238.6

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	April 1, 2023	December 31, 2022	April 1, 2023	December 31, 2022
CSCA	$97.9	$100.5	$13.5	$13.8
CSCI	48.4	49.5	6.5	6.6
Unallocated	65.4	67.1	1.0	1.6
Total	$211.7	$217.1	$21.0	$22.0

	Liabilities
	Operating		Financing
	April 1, 2023	December 31, 2022	April 1, 2023	December 31, 2022
CSCA	$99.4	$102.2	$14.6	$14.9
CSCI	51.0	51.7	4.0	4.1
Unallocated	62.6	64.0	1.1	1.7
Total	$213.0	$217.9	$19.7	$20.7

Lease expense was as follows (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Operating leases(1)	$12.0	$9.7

Finance leases
Amortization	$1.1	$1.5
Interest	0.1	0.2
Total finance leases	$1.2	$1.7
(1) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 1
Note 7

The annual future maturities of our leases as of April 1, 2023 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2023	$24.7	$2.7	$27.4
2024	29.5	2.4	31.9
2025	27.6	2.2	29.8
2026	22.4	2.0	24.4
2027	21.7	2.0	23.7
After 2027	117.9	11.6	129.5
Total lease payments	243.8	22.9	266.7
Less: Interest	30.8	3.2	34.0
Present value of lease liabilities	$213.0	$19.7	$232.7

Our weighted average lease terms and discount rates are as follows:

	April 1, 2023	April 2, 2022
Weighted-average remaining lease term (in years)
Operating leases	10.85	12.09
Finance leases	9.49	9.28
Weighted-average discount rate
Operating leases	2.5%	2.6%
Finance leases	3.0%	2.8%

Our lease cash flow classifications are as follows (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9.0	$8.5
Operating cash flows for finance leases	$0.1	$0.2
Financing cash flows for finance leases	$1.0	$1.3

Leased assets obtained in exchange for new operating lease liabilities	$1.4	$31.6

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2022	Purchase accounting adjustments	Currency translation adjustments	April 1, 2023
CSCA(1)	$2,044.4	$35.2	$—	$2,079.6
CSCI(2)	1,446.0	45.4	20.2	1,511.6
Total goodwill	$3,490.4	$80.6	$20.2	$3,591.2
(1) We had accumulated goodwill impairments of $6.1 million as of April 1, 2023 and December 31, 2022.
(2) We had accumulated goodwill impairments of $878.4 million as of April 1, 2023 and December 31, 2022.

Perrigo Company plc - Item 1
Note 8

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	April 1, 2023		December 31, 2022
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:(1)
Trademarks, trade names, and brands	$3.2	$—	$3.2	$—
In-process research and development	56.0	—	55.4	—
Total indefinite-lived intangibles	$59.2	$—	$58.6	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$95.1	$59.2	$94.9	$58.1
Developed product technology, formulations, and product rights	474.9	218.2	484.8	211.8
Customer relationships and distribution networks	1,844.7	1,006.8	1,825.1	965.9
Trademarks, trade names, and brands	2,462.4	509.0	2,542.2	481.0
Non-compete agreements	2.0	2.0	2.0	2.0
Total definite-lived intangibles	$4,879.1	$1,795.2	$4,949.0	$1,718.8
Total intangible assets	$4,938.3	$1,795.2	$5,007.6	$1,718.8
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

We recorded amortization expense of $65.4 million and $48.5 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

NOTE 9 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	April 1, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$0.1	$—	$—	$0.1	$—	$—
Foreign currency forward contracts	—	3.4	—	—	4.2	—
Interest rate swap agreements	—	24.9	—	—	50.5	—
Total assets	$0.1	$28.3	$—	$0.1	$54.7	$—

Liabilities:
Cross-currency swap	$—	$111.3	$—	$—	$96.1	$—
Foreign currency forward contracts	—	3.1	—	—	5.2	—
Total liabilities	$—	$114.4	$—	$—	$101.3	$—

There were no transfers within Level 3 fair value measurements during the three months ended April 1, 2023 or the year ended December 31, 2022.

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Perrigo Company plc - Item 1
Note 9

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	April 1, 2023	December 31, 2022
	Level 1	Level 1
Public Bonds
Carrying value (excluding discount)	$2,544.4	$2,544.4
Fair value	$2,315.0	$2,225.4

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

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Option Contracts

In September 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that were scheduled to mature in September 2022. In April 2022, due to market conditions, we unwound the two options and entered into two new undesignated options to economically hedge the purchase price for HRA Pharma for a total notional amount of $2.0 billion. All premiums associated with the HRA Pharma related currency options were settled in April 2022 for $37.1 million. Within Other (income) expense we recorded a $3.5 million loss for the three months ended April 2, 2022.

Interest Rate Swaps

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

Cross-currency Swaps

In April 2022, we entered into three fixed-for-fixed cross currency interest rate swaps designated as net investment hedge to hedge the EUR currency exposure of our investment in European operations. In October 2022, we replaced those swaps by entering into three fixed-for-fixed cross currency interest rate swaps at market rates and designated the instruments as net investment hedges on our investment in European operations. The following are the terms and notional amounts outstanding:

•$700 million notional amount outstanding from October 25, 2022 through December 15, 2024;
•$700 million notional amount outstanding from October 25, 2022 through March 15, 2026; and
•$100 million notional amount outstanding from October 25, 2022 through June 15, 2030.

Perrigo Company plc - Item 1
Note 10

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	April 1, 2023	December 31, 2022
British Pound (GBP)	$213.1	$224.9
European Euro (EUR)	65.8	61.7
Swedish Krona (SEK)	65.6	56.9
United States Dollar (USD)	54.8	51.7
Chinese Yuan (CNH)	26.5	34.4
Danish Krone (DKK)	26.3	51.7
Canadian Dollar (CAD)	19.7	24.9
Mexican Peso (MXN)	19.4	13.3
Hungarian Forint (HUF)	15.8	10.6
Polish Zloty (PLZ)	15.7	25.2
Norwegian Krone (NOK)	10.5	12.4
Other (1)	26.3	25.9
Total	$559.5	$593.6
(1) Number consists of various currencies notional amounts, none of which individually exceed $10 million in either period presented.

The maximum term of our forward currency exchange contracts is 60 months.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	April 1, 2023	December 31, 2022
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.6	$1.1
Interest rate swap agreements	Prepaid expenses and other current assets	—	3.0
Foreign currency forward contracts	Other non-current assets	0.7	0.7
Interest rate swap agreements	Other non-current assets	24.9	47.5
Total designated derivative assets		$27.2	$52.3
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.1	$2.4
Total non-designated derivative assets		$1.1	$2.4

Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$2.3	$4.2
Cross-currency swap	Other accrued liabilities	111.3	96.1
Total designated derivative liabilities		$113.6	$100.3
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$0.8	$1.0

Perrigo Company plc - Item 1
Note 10

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Three months ended
Non-Designated Derivatives	Income Statement Location	April 1, 2023	April 2, 2022
Foreign currency forward contracts	Other expense (income), net	$(1.2)	$0.5
	Interest expense, net	(0.6)	(0.4)
		$(1.8)	$0.1

Foreign currency options	Other expense (income), net	$—	$3.5

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

	Gain/(Loss)
		Reclassified from AOCI into Earnings		Related to Amounts Excluded from Effectiveness Testing
	Amount Recorded in OCI(1)	Classification	Amount	Classification	Amount Recognized in Earnings on Derivatives
Three Months Ended April 1, 2023
Cash flow hedges:
Interest rate swap agreements	$24.9	Interest expense, net	$2.9	Interest expense, net	$—
Foreign currency forward contracts	(6.7)	Net sales	0.4	Net sales	—
		Cost of sales	(0.2)	Cost of sales	—
				Other (income) expense, net	0.1
Total Cash flow hedges	$18.2		$3.1		$0.1
Net investment hedges:
Cross-currency swap	$(23.7)			Interest expense, net	$(6.5)

Three Months Ended April 2, 2022
Cash flow hedges:
Interest rate swap agreements	$—	Interest expense, net	$(0.5)	Interest expense, net	$—
Foreign currency forward contracts	$(7.2)	Net sales	0.3	Net sales	$—
		Cost of sales	(0.4)	Cost of sales	$0.1
				Other expense (income), net	$0.1
Total Cash flow hedges	$(7.2)		$(0.6)		$0.2
Net investment hedges:
Cross-currency swap	$(4.6)			Interest expense, net	$(0.5)
(1) Net loss of $1.6 million is expected to be reclassified out of AOCI into earnings during the next 12 months.

Perrigo Company plc - Item 1
Note 10

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended April 1, 2023
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,181.7	$767.9	$43.7	$0.5

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.4	$(0.2)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$—	$—	$0.1
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$2.9	$—

Three Months Ended April 2, 2022
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,074.5	$736.7	$35.8	$(1.1)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.3	$(0.4)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.1	$—	$0.1
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.5)	$—

Perrigo Company plc - Item 1
Note 11

NOTE 11 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

		April 1, 2023	December 31, 2022
Term loan
2022 Term loan A due April 20, 2027		490.6	493.8
2022 Term loan B due April 20, 2029		1,091.8	1,094.5
Total term loans		1,582.4	1,588.3
Notes and Bonds
Coupon	Due
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
4.400%	June 15, 2030(1)	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,544.4	2,544.4
Other financing		19.4	20.6
Unamortized premium (discount), net		(15.3)	(15.9)
Deferred financing fees		(29.3)	(30.8)
Total borrowings outstanding		4,101.6	4,106.6
Current indebtedness		(38.8)	(36.2)
Total long-term debt less current portion		$4,062.8	$4,070.4
(1) The coupon rate noted above is as of April 1, 2023, this will increase from 4.400% to 4.650% on payments starting after June 15, 2023, following a credit rating downgrade by Moody's in the first quarter of 2023. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, as trustee.

Credit Agreements

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

The Credit Agreement also contains customary representations and warranties and customary affirmative and negative covenants applicable to the Borrower and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. The Credit Agreement contains financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the 2022 Revolver and the 2022 Term Loan A Facility. If we consummate certain qualifying acquisitions during the term of the loan, the maximum first lien secured net leverage ratio covenant would increase to 3.25 to 1.00 for such quarter and the three following fiscal quarters thereafter. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.

Perrigo Company plc - Item 1
Note 11

During the three months ended April 1, 2023, principal repayments of $5.9 million were made on the 2022 Term Loan A Facility and 2022 Term Loan B Facility.

There were no borrowings outstanding under the 2022 Revolver as of April 1, 2023 or December 31, 2022, respectively.

We are in compliance with all the covenants under our debt agreements as of April 1, 2023.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding under such facilities in the above table under "Other financing". There were no borrowings outstanding under the overdraft facilities as of April 1, 2023 or December 31, 2022.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 7).

NOTE 12 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Numerator:
Income (loss) from continuing operations	$(1.1)	$(1.3)
Income (loss) from discontinued operations, net of tax	(1.9)	(1.1)
Net income (loss)	$(3.0)	$(2.4)
Denominator:
Weighted average shares outstanding for basic EPS	134.9	134.0
Weighted average shares outstanding for diluted EPS (1)	134.9	134.0

Anti-dilutive share-based awards excluded from computation of diluted EPS(1)	—	—
(1) In the period of a net loss from continuing operations, diluted shares equal basic shares.

Shareholders' Equity

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three months ended April 1, 2023 or April 2, 2022.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Employment Plan Adjustments, net of tax(1)	Total AOCI
Balance at December 31, 2022	$24.5	$(58.6)	$7.1	$(27.0)
OCI before reclassifications	(28.4)	52.7	(0.5)	23.8
Amounts reclassified from AOCI	(3.1)	—	—	(3.1)
Other comprehensive income (loss)	$(31.5)	$52.7	$(0.5)	$20.7
Balance at April 1, 2023	$(7.0)	$(5.9)	$6.6	$(6.3)

Perrigo Company plc - Item 1
Note 14

NOTE 14 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	April 1, 2023				April 2, 2022
	Supply Chain Reinvention	HRA Pharma Integration	Other Initiatives	Total	Total
Beginning balance	$2.2	$13.3	$4.3	$19.8	$6.9
Additional charges	2.6	0.8	$—	3.4	3.6
Payments	(4.4)	(2.6)	$(1.0)	(8.0)	(2.1)
Non-cash adjustments	—	0.3	$0.1	0.4	(0.2)
Ending balance	$0.4	$11.8	$3.4	$15.6	$8.2

The charges incurred during the three months ended April 1, 2023 and April 2, 2022 were primarily associated with actions taken on our multi-year supply chain restructuring program initiative started in 2022, and HRA Pharma integration activities associated with employee separation, continuity and other benefit-related costs. We have incurred $13.5 million of cumulative restructuring expense to date related to HRA Pharma integration. We expect that most of the HRA Pharma integration expenses will be incurred by the end of 2023.

Of the amount recorded during the three months ended April 1, 2023, $0.9 million was related to our CSCI segment, due primarily to supply chain restructuring and HRA Pharma integration initiatives, and $1.2 million related to our CSCA segment, also due primarily to supply chain restructuring initiatives. Remaining amounts recorded, including $3.6 million recorded during the three months ended April 2, 2022, related to our Unallocated segment due primarily to supply chain restructuring.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $15.6 million liability for employee severance benefits and consulting fees is expected to be paid within the next year.

NOTE 15 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended
April 1, 2023	April 2, 2022
123.8%	90.2%

The effective tax rate on the pre-tax income for the three months ended April 1, 2023 increased compared to the effective tax rate on the pre-tax loss for the three months ended April 2, 2022, primarily due to the tax benefit of the loss on sale of our Latin American businesses recognized in the three months ended April 2, 2022, offset by changes in the jurisdictional mix of earnings in the three months ended April 1, 2023. The effective tax rate for this period differs from the statutory income tax rate of 12.5% primarily due to non-deductible expenses, as well as changes in our reserves for unrecognized tax benefits.

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

Perrigo Company plc - Item 1
Note 15

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

A bench trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the drug is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court’s decision. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a United States Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on nearly identical ANDA issues as we have before the court. On January 28, 2022, the IRS filed a Notice of Appeal with the United States Court of Appeals of the Third Circuit to appeal the United States Tax Court's decision in Mylan v. Comm'r. Briefing to the appellate court was completed during 2022, oral argument was held before the Third Circuit on January 12, 2023, and the case is awaiting decision. On August 22, 2022, the parties filed a Notice of New Authority in the refund case alerting the court to a United States Court of Federal Claims decision in Actavis Laboratories v. United States that also ruled in favor of the taxpayer on the ANDA issues. The government appealed the Actavis Laboratories decision to the United States court of Appeals for the Federal Circuit in December of 2022 and briefing to the appellate court is ongoing.

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

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in certain intercompany debts owed by it to Perrigo Company plc, which is the subject matter of a Notice of Proposed Adjustment, or "NOPA" issued on May 7, 2020. Subsequent to the end of the first quarter of fiscal 2023, we finalized an agreement with IRS Appeals providing for

Perrigo Company plc - Item 1
Note 15

settlement of the NOPA. Refer to Note 18 - Subsequent Events for additional details.

In addition, the 30-day letter for the 2013-2015 tax years expanded on a NOPA issued on December 11, 2019 and proposed to disallow reductions to gross sales income on the sale of prescription products to wholesalers for accrued wholesale customer pipeline chargebacks where the prescription products were not re-sold by such wholesalers to covered retailers by the end of the tax year. On December 28, 2022, we finalized an agreement with IRS Appeals providing for settlement of the December 11, 2019 NOPA, which would not only cover the 2013-2015 tax years but all of the remaining tax years through 2021, the last tax year with chargebacks due to the sale of the Rx business in July 2021. We made a settlement payment of $8.3 million in 2022 which was fully covered by reserves for this issue.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019.

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

Subsequent to the end of the first quarter of fiscal 2023, we were notified by the IRS regarding the Competent Authority request filed for the Tysabri royalty issue, which concludes the competent authority process without the need for negotiations between the competent authorities and constitutes a full and final resolution of the April 26, 2019 NOPA received by Athena Neurosciences, Inc. Refer to Note 18 - Subsequent Events. for additional details.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of April 1, 2023. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 16 - CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of April 1, 2023, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits

Beginning in 2013, the Company, along with other manufacturers, has been named as a defendant in lawsuits in the United States and Canada generally alleging anticompetitive conduct with respect to the sale of generic drugs by the Company’s former Rx business. The complaints – which have been filed by putative classes of direct purchasers, end payors, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties - allege a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for various generic drugs in violation of federal and state antitrust and consumer protection laws. While most of the complaints involve alleged single-drug conspiracy, the three putative classes have each filed an over-

Perrigo Company plc - Item 1
Note 16

arching conspiracy complaint alleging that Perrigo and other manufacturers (and some individuals) entered into an “overarching conspiracy” that involved allocating customers, rigging bids, and raising, maintaining, and fixing prices for various products. The vast majority of the lawsuits described in this paragraph have been consolidated in the generic pricing multidistrict litigation ("MDL") MDL No. 2724 (United States District Court for Eastern District of Pennsylvania).

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

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 other generic pharmaceutical manufacturers, and certain individuals (including two former Perrigo employees), alleging an overarching conspiracy to allocate customers and/or fix, raise, or stabilize prices of eighty products. This case is included among the “bellwether cases” designated to follow the expedited schedule described above. Like the other cases in the MDL, no trial date has been set for this case.

Canadian Class Action Complaint

In June 2020, an end payor filed a class action in Ontario, Canada against Perrigo and 29 other manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise, or stabilize prices of dozens of products, most of which Perrigo neither makes nor sells. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. In December 2020, Plaintiffs amended their complaint to add additional claims based on the State Attorney General Complaint of June 2020.

At this stage, we cannot reasonably estimate the outcome of the liability if any, associated with the claims listed above.

Securities Litigation

In the United States (cases related to events in 2015-2017)

Beginning in May 2016, purported class action complaints were filed against the Company and our former CEO, Joseph Papa, in the U.S. District Court for the District of New Jersey (Roofers’ Pension Fund v. Papa, et al.) purporting to represent a class of shareholders for the period from April 21, 2015 through May 11, 2016, inclusive. The original complaint alleged violations of federal securities laws in connection with the actions taken by us and the former executive to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015. The plaintiff also alleged that the defendants provided inadequate disclosure concerning alleged business developments during the alleged class period including integration problems related to the Omega acquisition.

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

Perrigo Company plc - Item 1
Note 16

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

In June 2020, three Highfields Capital entities filed a lawsuit in Massachusetts State Court with factual allegations that generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and alleged Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants’ filed

Perrigo Company plc - Item 1
Note 16

their answers in January 2022 denying liability. The discovery phase in this case has begun (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court). The Court held a discovery conference and approved fact discovery deadlines into May 2023 and later deadlines to complete expert discovery. Subsequently, the Court held a further conference in March 2023 and revised the schedule with fact discovery ending in October 2023 and expert discovery in May 2024.

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

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in a securities class action case (for those who purchased on a U.S. exchange) in New York federal court in which the settlement received final approval in February 2022. The Baron case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. Since 2019, the court granted several requests by Perrigo to stay the proceedings pending the resolution of proceedings in the New York federal court. During 2022, the case was reassigned to a newly-appointed judge. After the settlement of the U.S. case in New York federal court, Perrigo's counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The parties then sought further stays of the case while they attempted mediation, which the Court granted. In April 2023, the parties reported to the Court that the mediation had led to a preliminary agreement on settlement; the Court ordered that a motion for approval of the settlement and related papers be filed no later than June 17, 2023.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of April 24, 2023, the Company is currently named in 90 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2023, 2024 and 2025, with the earliest trial date in May 2023.

Perrigo Company plc - Item 1
Note 16

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

On June 30, 2021, the Court dismissed all claims against the retail and distributor defendants with prejudice, thereby reducing the Company’s potential for exposure and liability related to possible indemnification. On July 8, 2021, the Court dismissed all claims against the Company with prejudice. Appeals of these dismissal orders to the U.S. Court of Appeals for the 11th Circuit have been filed, as well as several state level claims related to the theories advanced in the MDL litigation. The Company will continue to vigorously defend each of these lawsuits.

As of April 1, 2023, the Company has been named in 352 personal injury lawsuits, most of which are in the MDL tied to various federal courts alleging that plaintiffs developed various types of cancers or are placed at higher risk of developing cancer as a result of ingesting products containing ranitidine. The Company has also been named in a handful of similar lawsuits in the state courts of California, Illinois, Ohio, New Jersey, New York and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws. The Company believes that it has strong defenses to such claims based on a significant body of scientific evidence, and pursuant to the doctrine of federal preemption. As noted above, the Company has won multiple motions to dismiss in the MDL, as well as additional state court actions in California and Maryland.

The Company has also been named in a Complaint brought by the New Mexico Attorney General based on the following theories: violation of a New Mexico public nuisance statute, NMSA 30-8-1 to -14; common law nuisance; and negligence and gross negligence. The Company is named in this lawsuit with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products and/or retailers. Brand name manufactures named in the lawsuit also face claims under the state’s Unfair Practices & False Advertising acts. The Company filed motions to dismiss the action. The New Mexico District Court denied the Company’s Motion to Dismiss and litigation continues. The Company will continue to vigorously defend this lawsuit.

Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

Acetaminophen

In October 2022 the Judicial Panel on Multidistrict Litigation ("MDL") consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL have asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. At this time, the MDL proceedings are in the early stages. Currently, it is not possible to assess reliably the outcome of these cases or any potential future financial impact on the Company. As of April 24, 2023 the Company has not been named as a defendant in any Complaints filed in the MDL. It is anticipated that some of the Company’s retailer customers may seek indemnity from the Company for a portion of their defense costs and potential liability relating to these cases.

Perrigo Company plc - Item 1
Note 16

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At April 1, 2023, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was approximately $67.6 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of approximately $37.2 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 and December 2016, respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The policy for the period beginning December 2014 is currently providing coverage for those matters, and the litigation would not affect that existing coverage. However, if the plaintiffs are successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenges coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020, and for the counterclaims brought in the Omega arbitration proceedings. Perrigo responded on November 1, 2021; Perrigo’s response includes its position that the policies for the periods beginning December 2015 and December 2016 provide coverage for the underlying litigation matters and seeks a ruling to that effect. The discovery stage of the case occurred in 2022. The Court has set a schedule for submissions by the parties during 2023 and for a bench trial in mid-November 2023. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 2
Note 17
NOTE 17 - SEGMENT INFORMATION

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	April 1, 2023	December 31, 2022
CSCA	$5,057.7	$5,134.1
CSCI	5,897.2	5,883.2
Total	$10,954.9	$11,017.3

	Three Months Ended
	April 1, 2023			April 2, 2022
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$763.7	$83.2	$13.9	$710.0	$78.5	$12.4
CSCI	418.1	21.3	51.5	364.5	16.2	36.1
Unallocated	—	(56.0)	—	—	(73.0)	—
Continuing Operations Total	$1,181.7	$48.5	$65.4	$1,074.5	$21.7	$48.5

NOTE 18 - SUBSEQUENT EVENTS

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, LLC ("Athena") for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The April 26, 2019 NOPA carried forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property in various developmental products, including the Multiple Sclerosis drug Tysabri, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The April 26, 2019 NOPA proposed a payment of $843.0 million, which represented additional tax based on imputing royalty income to Athena using a 24.7% royalty rate derived by the IRS and a 40.0% accuracy-related penalty. This amount excluded consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagreed with the IRS position. On December 22, 2016, we also received a NOPA for these years denying the deductibility of settlement costs incurred in 2011 by Athena's parent company Elan Pharmaceuticals, Inc. ("EPI") related to illegal marketing of Zonegran by EPI's employees in the United States raised in a Qui Tam action under the U.S. False Claims Act. We strongly disagreed with the IRS' position on this issue as well. Because we believed that any concession on these issues in Appeals would be contrary to our evaluation of the issues and to avoid double taxation of the same income in the United States and Ireland, we pursued our remedies under the Mutual Agreement Procedure ("MAP") of the U.S.-Ireland Income Tax Treaty to alleviate double taxation. On April 21 and 23, 2020, we filed requests for Competent Authority assistance with the IRS and Irish Revenue on the Tysabri royalty issue, and those MAP applications were accepted. On October 20, 2020, we amended our requests for Competent Authority assistance to include the Zonegran issue and these supplemental requests were also accepted. On April 24, 2023, we received a letter from the IRS regarding the Competent Authority request filed for the Tysabri royalty issue, which concludes the competent authority process commenced by such submissions without the need for negotiations between the competent authorities and constitutes a full and final resolution of the April 26, 2019 NOPA. In the second quarter of fiscal year 2023 we plan to adjust any previously established reserves related to this matter. The Zonegran deduction issue remains pending in the MAP case and is being considered by APMA and the Irish Competent Authority.

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

As detailed in Note 15. Income Taxes, on January 13, 2021, the IRS issued a 30-day letter for the 2013-2015 tax years, which included a proposal to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in certain intercompany debts owed by it to Perrigo Company plc. The debts were incurred in connection with the 2013 Elan merger transaction. On May 7, 2020, the IRS issued a NOPA capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate ("AFR") (a blended

Perrigo Company plc - Item 2
Note 17
rate reduction of 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. The May 7, 2020 NOPA proposed a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a RAR, together with the 30-day letter, requiring our filing of a written protest to request IRS Appeals consideration. The protest was timely filed with the IRS on February 26, 2021. On January 20, 2022, the IRS responded to our protest with its rebuttal in which it revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rates and proposed revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS rebuttal was 4.36%, an increase from the blended interest rate in the RAR of 2.57% but lower than the stated blended interest rate of the loans of 6.8%. An IRS Appeals conference for the interest rate issue was held during March 7, 2023 through March 9, 2023. On May 5, 2023, we finalized an agreement with IRS Appeals providing for settlement of the May 7, 2020 NOPA of $153.4 million of gross interest expense reduction for the 2013-2015 tax years. This implies a blended interest rate of 5.44%. In addition, based on the above agreement with IRS Appeals, we will apply similar adjustments for all remaining tax years through 2018. In the second quarter of fiscal year 2023 we plan to adjust any previously established reserves related to this matter.

Perrigo Company plc - Item 2
Executive Overview

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis ("MD&A") is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes found in Item I included in this Form 10-Q, and our Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2022 Form 10-K and Part II. Item 1A of this Form 10-Q.

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

EXECUTIVE OVERVIEW

We are a leading provider of over-the-counter ("OTC") health and wellness solutions that are designed to enhance individual well-being and empower consumers to proactively prevent or treat conditions that can be self-managed. Our vision is to make lives better by bringing Quality, Affordable Self-Care Products that consumers trust everywhere they are sold. We are headquartered in Ireland and sell our products primarily in North America and Europe, as well as in other markets around the world.

Our core competencies are geared to fully take advantage of the massive global trend towards self-care. We define self-care as not just treating disease or helping individuals feel better after taking a product, but also maintaining and enhancing their overall health and wellness. Consistent with our vision, we recently completed our three-year strategy to transform the Company into a consumer self-care leader by reconfiguring our portfolio through the divestiture of our Rx business in 2021 and acquiring Héra SAS (“HRA Pharma”) in 2022. Additionally, we removed significant uncertainty in 2021 through final settlement of the Irish Revenue Notice of Amended Assessment. Upon completion of our transformation, we have transitioned our strategy to ‘Optimizing’ business and ‘Accelerating’ profitable growth. Several initiatives are anticipated to propel this strategy, including plans to achieve significant synergies from our acquisitions and implementation of our Supply Chain Reinvention Program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results in line with consumer-packaged goods peers.

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

Perrigo Company plc - Item 2
Executive Overview

Recent Highlights

•On March 28, 2023 we announced that the FDA has rescheduled a joint meeting of the Nonprescription Drugs Advisory Committee and the Obstetrics, Reproductive, and Urologic Drugs Advisory Committee for May 9 and 10, 2023, to review the Company's application for Opill® daily oral contraceptive for OTC use.
•On March 1, 2023, we announced that we had received final approval from the FDA for our Abbreviated New Drug Application ("ANDA") for Acetaminophen and Ibuprofen Tablets, 250 mg/125 mg, the store brand OTC equivalent of Advil® Dual Action Tablets 250 mg/125 mg.
•On February 28, 2023, we presented the details of our three year 'Optimize and Accelerate' strategy during our Virtual Investor Day.

Tax Updates

On April 26, 2019, we received a revised Notice of Proposed Assessment ("NOPA") from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, LLC ("Athena") for its 2013 to 2015 fiscal tax years. The April 26, 2019 NOPA carried forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property in various developmental products, including the Multiple Sclerosis drug Tysabri, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The April 26, 2019 NOPA proposed a payment of $843.0 million, which represented additional tax based on imputing royalty income to Athena using a 24.7% royalty rate derived by the IRS and a 40.0% accuracy-related penalty. On April 24, 2023, we received a letter from the IRS regarding the Competent Authority request filed by Athena concluding the competent authority process commenced by such submissions without the need for negotiations between the competent authorities and constitutes a full and final resolution of the April 26, 2019 NOPA. We believe that any prior uncertainty regarding the tax treatment of the Tysabri royalty is now resolved. In the second quarter of fiscal year 2023 we plan to adjust any previously established reserves related to this matter. Refer to Item 1. Note 15 for additional information.

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report with respect to its audit of our 2013 to 2015 fiscal tax years. The 30-day letter proposed, among other modifications, to reduce Perrigo U.S.'s deductible interest expense for certain intercompany debts owed in connection with the 2013 Elan merger transaction. On May 5, 2023, we finalized an agreement with IRS Appeals providing for settlement of the May 7, 2020 NOPA. In addition, based on the agreement with IRS Appeals, we will apply similar adjustments for all remaining tax years through 2018. Refer to Item 1. Note 15 for additional information. In the second quarter of fiscal year 2023 we plan to adjust any previously established reserves related to this matter.

Supply Chain Reinvention Program

In 2022, we initiated a Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply chain. Through this initiative, we plan to reduce portfolio complexity, invest in advanced planning capabilities, diversify sourcing, and optimize our manufacturing assets and distribution models. We have identified a total annual run-rate potential savings opportunity by the end of fiscal year 2028 of between an estimated $200 million to $300 million (not including related depreciation expense on capital investments) if all facets of the Program are successfully implemented and executed. To obtain these potential benefits, we anticipate incurring costs of between $350 million to $570 million by the end of fiscal year 2028 to complete the program implementation, including capital investments, restructuring expenses, and implementation costs. A significant portion of the annual run-rate potential savings of the Program, between $150 million to $200 million (not including related depreciation expense on capital investments), are anticipated by the end of fiscal year 2025, along with associated potential spend of between $300 million and $450 million. Refer to Item 1. Note 14 for further details on restructuring charges.

We initiated the first phase of our Supply Chain Reinvention Program by announcing on November 1, 2022, a $170 million strategic investment to expand and strengthen our U.S. infant formula manufacturing. This strategic investment included the $110 million purchase of Nestlé’s Gateway infant formula plant in Eau Claire, Wisconsin, along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway"), and an additional $60 million investment into the plant to expand its capacity. Refer to Item 1. Note 3 for further transaction details.

Perrigo Company plc - Item 2
Executive Overview

Market Factors and Trends

Infant Formula

As part of its efforts to prevent future Cronobacter spp. illnesses associated with powdered infant formula, in March 2023, the FDA released an "Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market" and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula. Out of an abundance of caution and based upon this new information, on March 17, 2023 we initiated a voluntary recall of a specific infant formula brand that was manufactured at one of our U.S. facilities from January 2, 2023 to January 18, 2023. There were no sales of this impacted product in the prior year period as the brand and facility where this product was manufactured were acquired in November 2022. As a result of the FDA communications and our recall, our operations were negatively impacted during the quarter and we anticipate additional costs and lower production volumes associated with compliance with these new and evolving regulatory expectations going forward.

Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including impacts from rising inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest, recent developments in the global banking sector, COVID-19 and legislative and regulatory changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.

Our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

Inflationary Costs and Supply Chain

Over the course of 2022 and the first quarter of 2023, supply chain disruptions, including volatility in both cost and availability of agricultural, oil and paper based commodities driven by the war in Ukraine have led to higher input costs. Additionally, we experienced employment vacancies and attrition as the labor market negatively impacted productivity and drove the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have begun to substantially offset inflationary pressures, and the global freight constraints in availability of freight containers and truck drivers are starting to normalize. However, the duration and extent of inflation pressure, including impacts from the war in Ukraine, changes in labor market availability and wage rates, as well as the acceptance of any further pricing actions we may take in the markets we operate, is uncertain.

War in Ukraine

The invasion of Ukraine by Russia and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine have negatively impacted our results from operations in the region. We currently have 85 employees working in our Ukraine subsidiary. We do not have a subsidiary or employees in Russia. We have no manufacturing facilities in either Russia or Ukraine and we previously sold products into Russia entirely through distributors. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. For the three months ended April 1, 2023, Ukraine operations accounted for approximately $3 million of net sales, $2 million of gross profit, and $1 million of operating income, and there were no sales in Russia. Future impacts are difficult to predict due to the high level of uncertainty related to the war’s duration, evolution and resolution. If the conflict spreads or materially escalates, or economic conditions deteriorate, the impact on our business and results of operations could be material.

Foreign Exchange

We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are

Perrigo Company plc - Item 2
Executive Overview

denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. Significant exchange rate fluctuations, especially in the Euro or the British Pound Sterling, have had, and could continue to have, a significant impact on our net sales, net earnings and cash flows, and have significantly impacted our historical net sales, costs and net earnings and could do so in the future.

RESULTS OF OPERATIONS

Currency Translation

Currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three months ended April 1, 2023 at the average exchange rates for the reporting period and average exchange rates for the three months ended April 2, 2022.

CONSOLIDATED

Consolidated Financial Results

	Three Months Ended
(in millions, except percentages)	April 1, 2023	April 2, 2022
Net sales	$1,181.7	$1,074.5
Gross profit	$413.8	$337.8
Gross profit %	35.0%	31.4%
Operating income	$48.5	$21.7
Operating income %	4.1%	2.0%

Three Months Ended April 1, 2023 vs. Three Months Ended April 2, 2022

Net sales increased $107.2 million, or 10.0%, due primarily to:
•$67.6 million increase, or 6.4%, due primarily to approximately $58 million in strategic pricing actions in addition to higher sales volume with favorable mix across several of our product categories including Upper Respiratory due to a strong global cough, cold and flu season partially offset by declines in Nutrition excluding acquisitions; and
•$89.0 million increase from our acquisitions of HRA Pharma and Gateway, inclusive of a voluntary product recall within Nutrition and an unfavorable impact of $11.6 million from distributor transition sales returns as part of the integration strategy to capture synergies and a $2.6 million unfavorable effect of currency translation; partially offset by
•$30.2 million decrease from unfavorable foreign currency translation excluding acquisitions;
•$19.1 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset.

Operating income increased $26.8 million, or 123.5%, due primarily to:

•$76.0 million increase in gross profit driven by higher gross profit flow-through resulting from positive sales pricing benefits and higher sales volume with favorable mix, as well as a $46.3 million increase from our acquisitions of HRA Pharma and Gateway inclusive of an unfavorable voluntary recall impact, distributor transition costs and unfavorable effect of currency translation; partially offset by $30.3 million of cost of goods sold inflation and increased labor costs, $15.0 million of unfavorable foreign currency translation excluding acquisitions, approximately $8 million of expense and lost gross profit flow-through from a voluntary product recall within Upper Respiratory in the first quarter of 2023, and $6.6 million related to the divestitures of the Latin American businesses and ScarAway® brand asset. Gross profit as a percentage of net sales increased 360 basis points compared to the prior year due to the same factors that drove gross profit.

Perrigo Company plc - Item 2
Consolidated

•$49.2 million increase in operating expenses due primarily to higher selling and administrative employee expenses and higher advertising and promotion expenses as a result of the acquisition of HRA Pharma and Gateway and related integration activities and an unfavorable effect of $10.9 million from foreign currency translation.

CONSUMER SELF-CARE AMERICAS

Segment Financial Results

	Three Months Ended
(in millions, except percentages)	April 1, 2023	April 2, 2022
Net sales	$763.7	$710.0
Gross profit	$210.8	$172.5
Gross profit %	27.6%	24.3%
Operating income (loss)	$83.2	$78.5
Operating income %	10.9%	11.1%

Three Months Ended April 1, 2023 vs. Three Months Ended April 2, 2022

Net sales increased $53.7 million, or 7.6%, due primarily to:

•$27.6 million increase, or 4.0%, due primarily to approximately $25 million of strategic pricing actions in addition to higher sales volume with favorable mix across several product categories; and
•$45.2 million increase from the addition of HRA Pharma and Gateway inclusive of a $0.5 million unfavorable effect of currency translation and a voluntary product recall within Nutrition; partially offset by
•$19.1 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset and $9.5 million recall expense within Upper Respiratory during the first quarter of 2023.

Sales	Three Months Ended
(in millions, except percentages)(1)	April 1, 2023	April 2, 2022	$ Change	% Change
Upper Respiratory	$154.3	$152.8	$1.5	1.0%
Nutrition	139.9	127.2	12.7	10.0%
Digestive Health	124.2	118.6	5.6	4.7%
Pain and Sleep-Aids	103.5	102.9	0.6	0.6%
Oral Care	84.4	70.4	14.0	19.9%
Healthy Lifestyle	73.4	67.6	5.8	8.6%
Skin Care	52.3	40.9	11.4	27.9%
Women's Health	11.9	8.2	3.7	45.1%
Vitamins, Minerals, and Supplements ("VMS")	4.0	7.7	(3.7)	(48.1)%
Other CSCA	15.8	13.7	2.1	15.3%
Total CSCA	$763.7	$710.0	$53.7	7.6%
(1) We updated our global reporting product categories as a result of our product portfolio reconfiguration. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.

Perrigo Company plc - Item 2
CSCA

Sales drivers in each category are provided below:

•Upper Respiratory: Net sales of $154.3 million increased 1.0% due primarily to the launch of Nasonex®24HR and higher net sales of allergy products. This growth was partially offset by the divested Latin American businesses, impacting growth by an unfavorable 1.8 percentage points, a voluntary OTC product recall and prolonged and elevated incidence of cough/cold and flu over the past year which led to lower inventory levels and the inability to meet current consumer demand for liquid cough/cold products;
•Nutrition: Net sales of $139.9 million increased 10.0% due primarily to the Gateway acquisition, despite an unfavorable impact due to a voluntary recall, and strong growth in the contract infant formula business. This growth was partially offset by lower net sales in the legacy Nutrition business as the Company benefited from a major national brand infant formula recall in the prior year;
•Digestive Health: Net sales of $124.2 million increased 4.7% due primarily to increased manufacturing capacity and demand for Polyethylene Glycol 3350, solid growth in the antacids business and new products, including Omeprazole Cool Mint, Omeprazole Mini Capsules and Polyethylene Glycol 3350 Orange. Growth in this category was partially offset by an unfavorable 1.8 percentage points from the divested Latin American businesses;
•Pain and Sleep-aids: Net sales of $103.5 million increased 0.6% due primarily to strong demand for children's analgesics products resulting from a relatively stronger cough/cold and flu season, partially offset by an unfavorable impact of 5.2 percentage points from the divested Latin American businesses;
•Oral Care: Net sales of $84.4 million increased 19.9% due primarily to the normalization of supply chain disruptions that impacted net sales in the prior year and strong consumer demand for oral care products, including both store brand offerings and brands such as Plackers®, Firefly® and REACH®;
•Healthy Lifestyle: Net sales of $73.4 million increased 8.6% due primarily to increased distribution of store brand smoking cessation products;
•Skin Care: Net sales of $52.3 million increased 27.9% due primarily to the addition of HRA Pharma brands, including Mederma® and Compeed®, and higher net sales of minoxidil-based products stemming from increased manufacturing capacity, partially offset by the unfavorable impact of 6.1 percentage points from the divested Latin American businesses and ScarAway® brand asset;
•Women's Health: Net sales of $11.9 million increased 45.1% due primarily to the addition of HRA Pharma brands, including ella®; and
•VMS and Other: Net sales of $19.8 million decreased 7.5% due primarily to the unfavorable impact of 29.0 percentage points from the divested Latin American businesses.

Operating income increased $4.7 million, or 6.0%, due primarily to:

•$38.3 million increase in gross profit due primarily to strategic pricing actions, the addition of HRA Pharma and Gateway, and favorable product mix; partially offset by cost of goods sold inflation, the divestitures of the Latin American businesses and ScarAway® brand asset and two voluntary product recalls. Gross profit as a percentage of net sales increased 330 basis points compared to the prior year due to the same factors that drove gross profit.

•$33.6 million increase in operating expenses due primarily to the addition of HRA Pharma and Gateway as well as higher selling costs on branded business and administration costs, partially offset by the absence of the divested Latin American businesses and gain on the sale of ScarAway® asset brand in the prior year.

CONSUMER SELF-CARE INTERNATIONAL

Segment Financial Results

Perrigo Company plc - Item 2
CSCI

	Three Months Ended
(in millions, except percentages)	April 1, 2023	April 2, 2022
Net sales	$418.1	$364.5
Gross profit	$203.0	$165.3
Gross profit %	48.6%	45.3%
Operating income	$21.3	$16.2
Operating income %	5.1%	4.4%

Three Months Ended April 1, 2023 vs. Three Months Ended April 2, 2022

Net sales increased $53.6 million, or 14.7%, due primarily to:
•$40.0 million, or 11.0%, net increase due primarily to approximately $32 million of strategic pricing actions and higher volume sales across several CSCI product categories including Upper Respiratory due to a strong global cough, cold and flu season;

•$45.9 million increase from the addition of HRA Pharma inclusive of an unfavorable impact of $11.6 million from distributor transition sales returns as part of the integration strategy to capture synergies and

•$2.1 million unfavorable effect of currency translation; partially offset by

•$30.2 million decrease from unfavorable foreign currency translation excluding acquisitions.

Sales	Three Months Ended
(in millions, except percentages)(1)	April 1, 2023	April 2, 2022	$ Change	% Change
Upper Respiratory	84.8	66.5	18.3	27.5%
Skin Care	$83.4	$73.9	$9.5	12.9%
Healthy Lifestyle	66.4	58.9	7.5	12.7%
Pain and Sleep-Aids	49.9	54.0	(4.1)	(7.6)%
VMS	47.8	49.5	(1.7)	(3.4)%
Women's Health	29.1	13.7	15.4	112.4%
Oral Care	29.1	28.9	0.2	0.7%
Digestive Health	8.8	9.2	(0.4)	(4.3)%
Other CSCI	18.8	9.9	8.9	89.9%
Total CSCI	$418.1	$364.5	$53.6	14.7%
(1) We updated our global reporting product categories as a result of our product portfolio reconfiguration. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.

Sales in each category were driven primarily by:

•Upper Respiratory: Net sales of $84.8 million increased 27.5%, inclusive of an 8.4% unfavorable effect of currency translation, due primarily to strong demand for cough/cold products, including Bronchostop and Coldrex, stemming from a relatively stronger cough/cold and flu season. Net sales of the U.K. allergy brand Beconase were also higher compared to the prior year period;
•Skin Care: Net sales of $83.4 million increased 12.9%, inclusive of a 13.2% unfavorable effect of currency translation, driven primarily by the addition of HRA Pharma brands, including Compeed®, partially offset by the reclassification of anti-parasite offerings from the Skin Care category to the Healthy Lifestyle Category;
•Healthy Lifestyle: Net sales of $66.4 million increased 12.7%, inclusive of a 4.6% unfavorable effect of currency translation, due primarily to the reclassification of anti-parasite offerings from Skin Care to the Healthy Lifestyle category and higher net sales of anti-parasite offerings that continue to outpace strong category growth, partially offset by lower category consumption in weight management impacting XLS Medical;

Perrigo Company plc - Item 2
CSCI

•Pain & Sleep-Aids: Net sales of $49.9 million decreased 7.6%, due primarily to a 7.8% unfavorable effect of currency translation and lower sales of Nytol due to timing of shipments to customers, partially offset by higher demand for Solpadeine, an analgesic product;
•VMS: Net sales of $47.8 million decreased 3.4%, due primarily to a 4.8% unfavorable effect of currency translation, partially offset by improved sales of Davitamon in Benelux stemming from higher promotions and Abtei in Germany;
•Women's Health: Net sales of $29.1 million increased 112.4%, inclusive of a 13.1% unfavorable effect of currency translation, due primarily to the addition of HRA Pharma brands, including ellaOne® and NorLevo®;
•Oral Care: Net sales of $29.1 million increased 0.7%, inclusive of a 6.2% unfavorable effect of currency translation, due primarily to new products and market share gains;
•Digestive Health and Other: Net sales of $27.6 million increased 44.5%, inclusive of a 20.4% unfavorable effect of currency translation, due primarily to the addition of the HRA Pharma Rare Diseases portfolio in the Other category.
Operating income increased $5.1 million, or 31.5%, due primarily to:
•$37.7 million increase in gross profit due primarily to higher gross profit flow-through resulting from positive sales pricing benefits and the addition of HRA Pharma, partially offset by $17.2 million of unfavorable foreign currency translation and $9.0 million distributor transition sales returns. Gross profit as a percentage of net sales increased 330 basis points due primarily to the same factors that drove gross profit; and

•$32.6 million increase in operating expenses due primarily to higher selling and administrative employee expenses and higher advertising and promotion investments as a result of the integration of HRA Pharma, partially offset by a $9.8 million decrease from foreign currency translation.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended
April 1, 2023	April 2, 2022
$56.0	$73.0

The decrease of $17.0 million in unallocated expenses during the three months ended April 1, 2023 compared to the prior year period was due primarily to a decrease in acquisition expenses associated with HRA Pharma and certain unallocated restructuring expenses.

Interest expense, net, and Other (income) expense, net

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Interest expense, net	$43.7	$35.8
Other (income) expense, net	$0.5	$(1.1)

The $7.9 million increase in Interest Expense, net during the three months ended April 1, 2023, compared to the prior year period was due primarily to an increase in outstanding borrowings under our New Senior Secured Credit Facilities (as defined in Item 1. Note 11).

The $1.6 million increase in expense in Other (Income) Expense, net during the three months ended April 1, 2023 compared to the prior year period was due primarily to the absence of a prior year favorable pension plan matter and current year foreign currency and hedging expenses.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended
April 1, 2023	April 2, 2022
123.8%	90.2%

The effective tax rate on the pre-tax income for the three months ended April 1, 2023, increased compared to the effective tax rate on the pre-tax loss for the three months ended April 2, 2022, primarily due to the tax benefit of the loss on sale of our Latin American businesses recognized in the three months ended April 2, 2022, offset by changes in the jurisdictional mix of earnings in the three months ended April 1, 2023. The effective tax rate for this period differs from the statutory income tax rate of 12.5% primarily due to non-deductible expenses, as well as changes in our reserves for unrecognized tax benefits.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as tax disputes, the COVID-19 pandemic, the war in Ukraine, inflation and interest rates and other contingencies. We note that no payment of the additional amounts proposed by the IRS in our ongoing tax matters is currently required, and no such payment is expected to be required, unless and until a settlement or other final determination of the matter is reached that is adverse to us (refer to Item 1. Note 15 for additional information on ongoing tax matters).

Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the COVID-19 pandemic, the war in Ukraine, inflation and interest rates or other contingencies have a material impact on our capital requirements.

Cash and Cash Equivalents

(in millions)	April 1, 2023	December 31, 2022
Cash and cash equivalents	$553.0	$600.7
Working capital(1)	$1,139.7	$1,041.8
(1) Working capital represents current assets less current liabilities, excluding cash and cash equivalents and excluding current indebtedness.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Flows

The following table includes summarized cash flow activities:

	Three months ended
(in millions)	April 1, 2023	April 2, 2022	$ Change
Net cash from operating activities	$19.4	$79.1	$(59.7)
Net cash from (for) investing activities	(19.6)	62.7	(82.3)
Net cash from (for) financing activities	(50.7)	(51.9)	1.2
Effect of exchange rate changes on cash and cash equivalents	3.2	(3.7)	6.9
Net increase (decrease) in cash and cash equivalents	$(47.7)	$86.2	$(133.9)

Net cash from (for) Operating Activities

The $59.7 million decrease in operating cash flow was primarily driven by higher working capital, primarily related to increased sales versus the prior year and related to timing of sales and receipt of payments and higher inventory related to distributor transitions as part of the HRA Pharma integration strategy. This was partially offset by an increase in cash flow from the change in net earnings after adjustments for items including accrued income taxes and depreciation and amortization.

Net cash from (for) Investing Activities

The $82.3 million decrease in investing cash flow was due to the absence of proceeds that we had in the prior year from the sale of our Latin American businesses, an ANDA for a generic topical lotion related to our RX business sale, and from the sale of ScarAway® brand asset.

Net cash from (for) Financing Activities

The $1.2 million increase in financing cash flow was due primarily to installment and working capital proceeds in the current year from the sale of our Latin American businesses, partially offset by payments on our New Senior Secured Credit Facilities and an increase in dividend payments compared to the prior year.

Borrowings and Capital Resources

Credit Agreements

On April 20, 2022, we entered into two new term loans consisting of (i) a $500 million five-year term loan (the "2022 Term Loan A Facility"), and (ii) a $1.1 billion seven-year loan (the "2022 Term Loan B Facility" and, together with the 2022 Term Loan A Facility, the "2022 Term Loan Facilities"). Refer to Item I Note 11 for further information.

As of April 1, 2023 and December 31, 2022, we had $1,582.4 million and $1,588.3 million outstanding under the 2022 Term Loan Facilities, respectively. Our short term debt as of April 1, 2023 of $36.2 million is comprised of (i) principal payments of the 2022 Term Loan Facilities and (ii) leases.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in 2024.

On April 20, 2022, we and our wholly owned subsidiary, Perrigo Investments, LLC, entered into a $1.0 billion five-year revolving credit facility (the "2022 Revolver") as part of its New Senior Secured Credit Facilities (as defined in Item 1. Note 11). There were no borrowings outstanding under the 2022 Revolver as of April 1, 2023 or December 31, 2022.

We are in compliance with all the covenants under our debt agreements as of April 1, 2023.

Other Financing

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

We have overdraft facilities available that we may use to support our cash management operations. There were no borrowings outstanding under the overdraft facilities as of April 1, 2023 or December 31, 2022.

Leases

We had $232.7 million and $238.6 million of lease liabilities and $232.7 million and $239.1 million of lease assets as of April 1, 2023 and December 31, 2022, respectively.

Credit Ratings

Our credit ratings on April 1, 2023 were Ba2 (negative), BB (stable), and BB+ (stable), by Moody's Investor Services, S&P Global Ratings, and Fitch Ratings Inc., respectively.

The interest of the 3.150% Senior Notes due 2030 stepped up from 3.900% to 4.400% on payments made after June 15, 2022 due to a credit ratings downgrade by Moody’s Investor Services in the first quarter of 2022. On March 15, 2023, Moody's downgraded our Corporate Family Rating to Ba2 from Ba1 and senior unsecured notes ratings to Ba3 from Ba2 and the rating outlooks remained negative. Due to the downgrade, the interest of the 3.150% Senior Notes due 2030 will be stepped up from 4.400% to 4.650% on payments made after June 15, 2023. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, as trustee.

Guarantor Financial Information

As detailed in Item 1. Note 11, our Guarantor Subsidiaries and the Borrower under the New Senior Secured Credit Facilities provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Loan Parties provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.400% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc is presented in the table below:

	April 1, 2023	December 31, 2022
Current Assets	$1,908.8	$1,975.7
Non-current Assets	$4,735.1	$4,819.1
Current liabilities	$662.3	$734.9
Non-current liabilities	$11,017.2	$11,036.2
Due to non-guarantors	$6,329.1	$6,346.4

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc is presented in the table below:

Three Months Ended
April 1, 2023
Total Revenues	$840.9
Gross Profit	$229.6
Operating Income (loss)	$2.6
Net Income (loss)	$(13.9)
Revenue from non-guarantors	$78.9
Other (income) expense to non-guarantors	$(48.0)

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations

There were no material changes in contractual obligations as of April 1, 2023 from those provided in our 2022 Form 10-K.

Significant Accounting Policies

There have been no material changes to the significant accounting policies as disclosed in our 2022 Form 10-K.

Critical Accounting Estimates

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting estimates as disclosed in our 2022 Form 10-K.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2022 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of April 1, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of April 1, 2023. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information

Perrigo Company plc - Item 4
Controls and Procedures

technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of April 1, 2023. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Item 1. Note 15 and Item 1. Note 16 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K, other than the risk factor as described below.

We operate in highly regulated industries, and any inability to timely meet current or future regulatory requirements could have a material adverse effect on our business and operating results.

We operate in highly regulated industries in numerous countries and are subject to the regulations of a variety of U.S. and non-U.S. agencies related to the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, import, export, advertising, and sale (including cost, pricing and reimbursement) of our products, as described in detail in Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2022. Changes in laws, regulations, and practices in the countries in which we operate, which may be impacted by political pressure and other factors outside of our control, may be difficult or expensive for us to comply with, could restrict or delay our ability to manufacture, distribute, sell or market our products, and may adversely affect our revenue, operating results, and financial condition or impose significant administrative burdens. Moreover, changes in the interpretation of existing regulations or practices by such regulators could result in changes in the legal requirements affecting us (including with retroactive effect). Divergence in regulatory approach from country to country, and between the EU and individual member states, adds cost and complexity to the compliance framework; and differences in requirements and/or implementation dates in different jurisdictions may provide competitive advantages to manufacturers that operate in other locations. If our products fail to meet regulatory requirements, our sales may be adversely affected, we may incur fines and penalties, and our exposure to liability relating to product-based claims may increase. Below are some examples of ways in which regulatory risk may impact us:

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
•U.S. law encourages generic competition by providing eligibility for first generic marketing exclusivity if certain conditions are met. If we are granted generic exclusivity, the exclusivity may be shared with other companies; or we may forfeit 180-day exclusivity if we fail to obtain regulatory approval and begin marketing within the statutory requirements. If we are not the first to file our ANDA, the FDA may grant 180-day

Perrigo Company plc - Item 1A
Risk Factors

exclusivity to another company, thereby effectively delaying the launch of our product and/or possibly reducing our market share.
•U.S. and global regulatory agencies regularly inspect our manufacturing facilities and the facilities of our third-party suppliers for good manufacturing practices ("GMP") and other regulatory compliance. The failure of one of these facilities to comply with applicable laws and regulations may lead to a breach of representations made to our customers, or to regulatory or government action against us related to the products made in that facility, including suspension of or delay in regulatory approvals and product seizure, injunction, recall, suspension of production or distribution of our products, a total or partial shutdown of production in one or more facilities, loss of licenses or other governmental penalties, or civil or criminal prosecution, which could result in increased cost, lost revenue, or reputational damage.
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
•In 2020, regulatory agencies globally, including the FDA and the European Medicines Agency, issued guidance on assessing and controlling nitrosamine impurities in medicine products. We are continuing to undertake a review of our product portfolio in accordance with regulatory guidance to assess the risk of the presence of nitrosamine impurities. Any finding of nitrosamine impurities exceeding levels set by regulatory authorities may require us to adopt modified product sourcing and/or manufacturing processes or to initiate product withdrawal.
•Rx-to-OTC switches are part of our future growth. If regulatory agencies fail to approve Rx-to-OTC switches in new product categories or reassess the terms of existing OTC classifications, our growth prospects and product mix would be impaired. Further, regulatory agencies may reassess the terms of OTC classification if they perceive a shift in the previously assessed benefit/risk profile. Any such reassessment could lead to OTC products reverting to prescription. For example, as described in Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2022, Irish regulators are undertaking a formal review of non-prescription codeine products, which could result in the reclassification of codeine to prescription only after a brief transition period. A final opinion is expected by the end of the third quarter of 2023. Sales of products containing codeine in Ireland were approximately $8 million in 2022. Moreover, a reclassification by Ireland could lead to reviews in other jurisdictions as well.
•Our infant formula products may be subject to barriers or sanctions imposed by countries or international organizations limiting international trade and dictating the content of such products. If governments enhance regulations on the infant formula industry by, for example, requiring additional testing or compulsory batch-by-batch inspection, or impose additional requirements on manufacturing practices, our sales and operating margins in this category could be adversely affected as it is costly to comply with such new regulations or requirements, and to develop compliant products and processes for our infant formula products.
•The regulation of List I chemicals complicate our supply chain, and adverse regulatory actions may result in temporary or permanent interruption of distribution of our products, withdrawal of our products from the market, or other penalties. If we are unable to obtain necessary quotas for List I chemicals, we risk having delayed product launches or failing to meet commercial supply obligations.
•Very recently the European Parliament voted of a proposal to extend the EU's Medical Device Regulation ("MDR") transition periods until 2027-2028, together with an extended validity of existing medical device certificates and the possibility to sell off existing medical device products until end of shelf-life. With this decision the European Parliament took into account that there is currently a shortage in the number of Notified Bodies authorized to carry out conformity assessments required under MDR.
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

10.1	Amendment No. 1 to Annual Incentive Plan (filed herewith).

10.2	Forms of OI Performance-Based Restricted Stock Unit Award Agreement (filed herewith).

10.3	Forms of rTSR Performance-Based Restricted Stock Unit Award Agreement (filed herewith).

10.4	Forms of Service-based Restricted Stock Unit Award Agreement (filed herewith).

10.5	Forms of Performance-Based and Service-Based Restricted Stock Unit Award Agreements for Murray Kessler (filed herewith).

22	List of Guarantor Subsidiaries (filed herewith).

31.1	Rule 13a-14(a) Certification by Murray S. Kessler, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Eduardo Bezerra, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	May 9, 2023	/s/ Murray S. Kessler
Murray S. Kessler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 9, 2023	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)