Form 10-Q
period 2023-07-01
PERRIGO Co plc
filed 2023-08-08
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2023

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, €0.001 par value	PRGO	New York Stock Exchange
3.900% Notes due 2024	PRGO24	New York Stock Exchange
4.375% Notes due 2026	PRGO26	New York Stock Exchange
4.650% Notes due 2030	PRGO30	New York Stock Exchange
5.300% Notes due 2043	PRGO43	New York Stock Exchange
4.900% Notes due 2044	PRGO44	New York Stock Exchange
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

As of August 4, 2023, there were 135,396,753 ordinary shares outstanding.

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: supply chain impacts on the Company’s business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business; future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding the Company’s ability to obtain and maintain its regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of the coronavirus (COVID-19) pandemic and its variants; the timing, amount and cost of any share repurchases (or the absence thereof); fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve the benefits expected from the sale of its Rx business and the risk that potential costs or liabilities incurred or retained in connection with that transaction may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company’s ability to achieve the benefits expected from the acquisitions of Héra SAS ("HRA Pharma") and Nestlé’s Gateway infant formula plant along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway") and/or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisitions; risks associated with the integration of HRA Pharma and Gateway, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including the Company’s ability to achieve the expected benefits from its Supply Chain Reinvention Program. Adverse results with respect to pending litigation could have a material adverse impact on the Company's operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2022, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,193.1	$1,121.7	$2,374.8	$2,196.2
Cost of sales	765.1	749.6	1,532.9	1,486.3
Gross profit	428.0	372.1	841.9	709.9

Operating expenses
Distribution	28.6	29.5	57.2	53.9
Research and development	32.2	31.5	63.3	60.8
Selling	171.1	150.8	339.0	286.4
Administration	132.6	157.8	267.6	280.1
Restructuring	6.7	9.5	10.2	13.1
Other operating (income) expense, net	—	(0.1)	(0.8)	0.8
Total operating expenses	371.2	379.0	736.5	695.1

Operating income (loss)	56.8	(6.9)	105.4	14.8

Interest expense, net	44.0	38.3	87.6	74.1
Other (income) expense, net	(9.7)	53.8	(9.0)	52.7
Loss on extinguishment of debt	—	9.3	—	9.3
Income (loss) from continuing operations before income taxes	22.5	(108.3)	26.8	(121.3)
Income tax expense (benefit)	13.6	(43.4)	19.0	(55.1)
Income (loss) from continuing operations	8.9	(64.9)	7.8	(66.2)
Income (loss) from discontinued operations, net of tax	(0.5)	(0.2)	(2.4)	(1.4)
Net income (loss)	$8.4	$(65.1)	$5.4	$(67.6)

Earnings (loss) per share
Basic
Continuing operations	$0.07	$(0.48)	$0.06	$(0.49)
Discontinued operations	—	—	(0.02)	(0.01)
Basic earnings (loss) per share	$0.06	$(0.48)	$0.04	$(0.50)
Diluted
Continuing operations	$0.06	$(0.48)	$0.06	$(0.49)
Discontinued operations	—	—	(0.02)	(0.01)
Diluted earnings (loss) per share	$0.06	$(0.48)	$0.04	$(0.50)

Weighted-average shares outstanding
Basic	135.3	134.6	135.1	134.3
Diluted	136.6	134.6	136.5	134.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income (loss)	$8.4	$(65.1)	$5.4	$(67.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16.4)	(182.5)	36.3	(207.0)
Change in fair value of derivative financial instruments, net of tax	43.2	21.2	11.7	31.5
Change in post-retirement and pension liability, net of tax	(0.6)	(0.5)	(1.1)	(6.8)
Other comprehensive income (loss), net of tax	26.2	(161.8)	46.9	(182.3)
Comprehensive income (loss)	$34.6	$(226.9)	$52.3	$(249.9)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	July 1, 2023	December 31, 2022
Assets
Cash and cash equivalents	$555.2	$600.7
Accounts receivable, net of allowance for credit losses of $8.1 and $6.8, respectively	754.1	697.1
Inventories	1,167.5	1,150.3
Prepaid expenses and other current assets	296.2	271.8
Total current assets	2,773.0	2,719.9
Property, plant and equipment, net	918.3	926.3
Operating lease assets	206.9	217.1
Goodwill and indefinite-lived intangible assets	3,657.8	3,549.0
Definite-lived intangible assets, net	3,030.8	3,230.2
Deferred income taxes	6.3	7.1
Other non-current assets	371.6	367.7
Total non-current assets	8,191.7	8,297.4
Total assets	$10,964.7	$11,017.3
Liabilities and Shareholders’ Equity
Accounts payable	$470.5	$537.3
Payroll and related taxes	104.4	136.4
Accrued customer programs	174.3	139.1
Other accrued liabilities	261.7	250.2
Accrued income taxes	7.6	14.4
Current indebtedness	38.4	36.2
Total current liabilities	1,056.9	1,113.6
Long-term debt, less current portion	4,055.9	4,070.4
Deferred income taxes	344.6	368.2
Other non-current liabilities	658.7	623.0
Total non-current liabilities	5,059.2	5,061.6
Total liabilities	6,116.1	6,175.2
Contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,890.9	6,936.7
Accumulated other comprehensive income	19.9	(27.0)
Retained earnings (accumulated deficit)	(2,062.2)	(2,067.6)
Total shareholders’ equity	4,848.6	4,842.1
Total liabilities and shareholders' equity	$10,964.7	$11,017.3

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	135.4	134.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2021	133.8	$7,043.2	$35.5	$(1,927.0)	$5,151.7
Net loss	—	—	—	(2.4)	(2.4)
Other comprehensive loss	—	—	(20.5)	—	(20.5)
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	26.3	—	—	26.3
Cash dividends, $0.26 per share	—	(34.2)	—	—	(34.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(16.4)	—	—	(16.4)
Balance at April 2, 2022	134.6	$7,018.9	$15.0	$(1,929.4)	$5,104.5

Net loss	—	—	—	(65.1)	(65.1)
Other comprehensive loss	—	—	(161.8)	—	(161.8)
Compensation for restricted stock	—	9.0	—	—	9.0
Cash dividends, $0.26 per share	—	(35.4)	—	—	(35.4)
Shares withheld for payment of employees' withholding tax liability	—	(1.4)	—	—	(1.4)
Balance at July 2, 2022	134.6	$6,991.1	$(146.8)	$(1,994.5)	$4,849.8

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2022	134.7	$6,936.7	$(27.0)	$(2,067.6)	$4,842.1
Net loss	—	—	—	(3.0)	(3.0)
Other comprehensive income	—	—	20.7	—	20.7
Restricted stock plan	1.0	—	—	—	—
Compensation for restricted stock	—	24.9	—	—	24.9
Cash dividends, $0.27 per share	—	(36.2)	—	—	(36.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(14.6)	—	—	(14.6)
Balance at April 1, 2023	135.3	$6,910.8	$(6.3)	$(2,070.6)	$4,833.9

Net income	—	—	—	8.4	8.4
Other comprehensive income	—	—	26.2	—	26.2
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	18.6	—	—	18.6
Cash dividends, $0.27 per share	—	(37.0)	—	—	(37.0)
Shares withheld for payment of employees' withholding tax liability	—	(1.5)	—	—	(1.5)
Balance at July 1, 2023	135.4	$6,890.9	$19.9	$(2,062.2)	$4,848.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash Flows From (For) Operating Activities
Net income (loss)	$5.4	$(67.6)
Adjustments to derive cash flows:
Depreciation and amortization	182.6	153.0
Share-based compensation	43.5	37.3
Restructuring charges	10.2	13.1
Amortization of debt discount (premium)	1.4	(4.3)
Foreign currency remeasurement loss	—	39.4
Loss on sale of business	—	1.4
Deferred income taxes	(1.8)	12.6
Gain on sale of assets	(4.0)	(5.8)
Other non-cash adjustments, net	1.6	(4.8)
Subtotal	238.9	174.3
Increase (decrease) in cash due to:
Accounts receivable	(72.5)	(56.4)
Accounts payable	(68.8)	64.2
Payroll and related taxes	(42.5)	(38.8)
Accrued income taxes	(33.2)	(99.9)
Inventories	(11.1)	(50.5)
Accrued liabilities	(0.3)	14.2
Prepaid expenses and other current assets	10.9	29.5
Accrued customer programs	35.1	16.9
Other operating, net	15.8	8.7
Subtotal	(166.6)	(112.1)
Net cash from operating activities	72.3	62.2
Cash Flows From (For) Investing Activities
Additions to property, plant and equipment	(43.2)	(48.7)
Acquisitions of businesses, net of cash acquired	—	(1,901.4)
Settlement of acquisition-related foreign currency derivatives	—	(37.1)
Asset acquisitions	—	(10.0)
Net proceeds from sale of businesses	—	58.7
Proceeds from sale of assets	1.8	24.8
Proceeds from royalty rights	17.4	2.0
Net cash for investing activities	(24.0)	(1,911.7)
Cash Flows From (For) Financing Activities
Cash dividends	(73.2)	(69.6)
Payments on long-term debt	(14.9)	(958.9)
Issuances of long-term debt	—	1,587.7
Payments for debt issuance costs	—	(19.5)
Premiums on early debt retirement	—	(12.2)
Other financing, net	(11.2)	(20.4)
Net cash (for) from financing activities	(99.3)	507.1
Effect of exchange rate changes on cash and cash equivalents	5.5	(51.6)
Net decrease in cash and cash equivalents	(45.5)	(1,394.0)
Cash and cash equivalents of continuing operations, beginning of period	600.7	1,864.9
Cash and cash equivalents held for sale, beginning of period	—	14.4
Less cash and cash equivalents held for sale, end of period	—	—
Cash and cash equivalents of continuing operations, end of period	$555.2	$485.3

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

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Balance at beginning of period	$7.1	$7.1	$6.8	$7.2
Provision for credit losses, net	0.8	2.2	1.3	2.0
Receivables written-off	(0.2)	(1.7)	(0.5)	(1.9)
Recoveries collected	0.4	—	0.4	—
Currency translation adjustment	—	(0.3)	0.1	—
Balance at end of period	$8.1	$7.3	$8.1	$7.3

NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category(1) (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
CSCA
Nutrition	$164.8	$125.1	$304.7	$252.3
Upper Respiratory	137.7	145.9	292.0	298.7
Digestive Health	126.7	125.1	250.9	243.7
Pain and Sleep-Aids	97.4	102.6	200.9	205.5
Oral Care	76.9	76.6	161.3	147.0
Healthy Lifestyle	67.3	67.3	140.7	134.9
Skin Care	50.8	48.6	103.1	89.5
Women's Health	12.5	12.0	24.4	20.2
Vitamins, Minerals, and Supplements ("VMS")	4.4	8.2	8.4	15.9
Other CSCA(2)	12.3	16.6	28.0	30.3
Total CSCA	$750.8	$728.0	$1,514.4	$1,438.0
CSCI
Skin Care	$123.0	$102.5	$206.4	$176.4
Upper Respiratory	64.9	58.8	149.7	125.3
Healthy Lifestyle	60.6	59.1	127.0	118.0
Pain and Sleep-Aids	52.8	49.1	102.7	103.1
VMS	41.5	42.3	89.3	91.8
Women's Health	31.9	23.3	61.0	37.0
Oral Care	21.6	20.6	50.7	49.5
Digestive Health	10.4	10.0	19.2	19.2
Other CSCI(3)	35.7	28.0	54.4	37.9
Total CSCI	442.4	393.7	860.4	758.2
Total net sales	$1,193.1	$1,121.7	$2,374.8	$2,196.2
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

Perrigo Company plc - Item 1
Note 2

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized over time. Customer contracts recognized over time exist predominately in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $100.3 million and $190.3 million for the three and six months ended July 1, 2023, respectively, and $88.2 million and $168.4 million for the three and six months ended July 2, 2022, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	July 1, 2023	December 31, 2022
Short-term contract assets	Prepaid expenses and other current assets	$25.8	$41.5

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
U.S.	$735.8	$717.6	$1,486.0	$1,400.6
Europe(2)	425.7	381.9	832.8	733.6
All other countries(3)	31.6	22.2	56.0	62.0
Total net sales	$1,193.1	$1,121.7	$2,374.8	$2,196.2
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $11.9 million and $19.1 million for the three and six months ended July 1, 2023, respectively, and $7.3 million and $13.9 million for the three and six months ended July 2, 2022, respectively.
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

We recorded the preliminary purchase price allocation in the second quarter of 2022. During the first quarter of 2023, we recorded measurement period adjustments resulting in an increase to goodwill of $80.6 million, which consisted of a $104.3 million decrease in definite-lived intangibles, $27.2 million decrease in net Deferred income tax liabilities, a net increase of $2.0 million to other non-current liabilities, and a $1.5 million decrease in Prepaid expenses and other current assets. Current year earnings adjustments of $3.5 million to Cost of sales were recorded that would have been recognized during the year-ended December 31, 2022, if the measurement period adjustments to the provisional opening balance sheet were reflected as of the acquisition date. As of the first quarter of 2023 the opening balance sheet is final.

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

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the HRA Pharma and Gateway acquisitions had occurred on January 1, 2021 and had been combined with the results reported in our Condensed Consolidated Statements of Operations for all periods presented (in millions):

	Three Months Ended	Six Months Ended
(Unaudited)	July 2, 2022	July 2, 2022
Net sales	$1,206.6	$2,415.9
Income (loss) from continuing operations	$(16.8)	$(5.9)

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

ScarAway®

On March 24, 2022, we completed the sale of the ScarAway® brand asset, a U.S. OTC scar management brand, to Alliance Pharmaceuticals Ltd. for cash consideration of $20.7 million. The sale resulted in a pre-tax gain of $3.6 million recorded in our CSCA segment in Other operating expense, net on the Condensed Consolidated Statements of Operations.

NOTE 4 - DISCONTINUED OPERATIONS

Our discontinued operations consist of our generic prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “Rx business”).

On July 6, 2021, we completed the sale of the Rx business to Altaris Capital Partners, LLC ("Altaris") for aggregate consideration of $1.55 billion. The consideration included a $53.3 million reimbursement related to an Abbreviated New Drug Application (“ANDA") for a generic topical lotion which Altaris delivered in cash to Perrigo pursuant to the terms of the definitive agreement during the first quarter of 2022.

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

Perrigo Company plc - Item 1
Note 4

In connection with the sale, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 16 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris' obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. We have not requested payments from Altaris related to the indemnity of these liabilities during the three and six months ended July 1, 2023.

Current and prior period reported net loss from discontinued operations primarily relates to legal fees, partially offset by an income tax benefit.

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	July 1, 2023	December 31, 2022
Finished goods	$674.1	$620.3
Work in process	243.1	262.2
Raw materials	250.3	267.8
Total inventories	$1,167.5	$1,150.3

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	July 1, 2023	December 31, 2022
Fair value method	Prepaid expenses and other current assets	$—	$0.1
Fair value method(1)	Other non-current assets	$1.7	$1.7
Equity method	Other non-current assets	$62.2	$63.4
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense recognized in earnings of our equity securities (in millions):

		Three Months Ended		Six Months Ended
Measurement Category	Income Statement Location	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Fair value method	Other operating (income) expense, net	$—	$—	$0.1	$0.2
Equity method	Other operating (income) expense, net	$0.5	$0.6	$1.2	$1.3

Perrigo Company plc - Item 1
Note 7

NOTE 7 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	July 1, 2023	December 31, 2022
Operating	Operating lease assets	$206.9	$217.1
Finance	Other non-current assets	20.4	22.0
Total		$227.3	$239.1

Liabilities	Balance Sheet Location	July 1, 2023	December 31, 2022
Current
Operating	Other accrued liabilities	$28.3	$28.4
Finance	Current indebtedness	2.4	3.3
Non-Current
Operating	Other non-current liabilities	180.3	189.5
Finance	Long-term debt, less current portion	16.9	17.4
Total		$227.9	$238.6

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	July 1, 2023	December 31, 2022	July 1, 2023	December 31, 2022
CSCA	$95.3	$100.5	$13.5	$13.8
CSCI	48.0	49.5	6.4	6.6
Unallocated	63.6	67.1	0.5	1.6
Total	$206.9	$217.1	$20.4	$22.0

	Liabilities
	Operating		Financing
	July 1, 2023	December 31, 2022	July 1, 2023	December 31, 2022
CSCA	$97.6	$102.2	$14.8	$14.9
CSCI	50.6	51.7	3.9	4.1
Unallocated	60.4	64.0	0.6	1.7
Total	$208.6	$217.9	$19.3	$20.7

Lease expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating leases(1)	$10.6	$10.8	$22.6	$20.6

Finance leases
Amortization	$1.1	$1.4	$2.2	$2.9
Interest	0.1	0.2	0.3	0.4
Total finance leases	$1.2	$1.6	$2.5	$3.3
(1) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 1
Note 7

The annual future maturities of our leases as of July 1, 2023 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2023	$16.8	$1.7	$18.5
2024	30.3	2.5	32.8
2025	28.0	2.3	30.3
2026	22.6	2.1	24.7
2027	21.8	2.2	24.0
After 2027	118.9	11.7	130.6
Total lease payments	238.4	22.5	260.9
Less: Interest	29.8	3.2	33.0
Present value of lease liabilities	$208.6	$19.3	$227.9

Our weighted average lease terms and discount rates are as follows:

	July 1, 2023	July 2, 2022
Weighted-average remaining lease term (in years)
Operating leases	10.72	11.45
Finance leases	9.42	9.37
Weighted-average discount rate
Operating leases	2.6%	2.5%
Finance leases	3.0%	2.9%

Our lease cash flow classifications are as follows (in millions):

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$18.2	$16.6
Operating cash flows for finance leases	$0.3	$0.3
Financing cash flows for finance leases	$2.0	$2.6

Leased assets obtained in exchange for new finance lease liabilities	$0.4	$—
Leased assets obtained in exchange for new operating lease liabilities	$3.2	$42.8

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2022	Purchase accounting adjustments	Currency translation adjustments	July 1, 2023
CSCA(1)	$2,044.4	$35.2	$0.4	$2,080.0
CSCI(2)	1,446.0	45.4	26.6	1,518.0
Total goodwill	$3,490.4	$80.6	$27.0	$3,598.0
(1) We had accumulated goodwill impairments of $6.1 million as of July 1, 2023 and December 31, 2022.
(2) We had accumulated goodwill impairments of $878.4 million as of July 1, 2023 and December 31, 2022.

Perrigo Company plc - Item 1
Note 8

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	July 1, 2023		December 31, 2022
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:(1)
Trademarks, trade names, and brands	$3.4	$—	$3.2	$—
In-process research and development	56.4	—	55.4	—
Total indefinite-lived intangibles	$59.8	$—	$58.6	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$95.6	$60.7	$94.9	$58.1
Developed product technology, formulations, and product rights	476.5	225.1	484.8	211.8
Customer relationships and distribution networks	1,854.0	1,043.2	1,825.1	965.9
Trademarks, trade names, and brands	2,476.7	543.0	2,542.2	481.0
Non-compete agreements	2.1	2.1	2.0	2.0
Total definite-lived intangibles	$4,904.9	$1,874.1	$4,949.0	$1,718.8
Total intangible assets	$4,964.7	$1,874.1	$5,007.6	$1,718.8
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

On July 13, 2023, we announced that we received final approval from the U.S. Food and Drug Administration for Opill®, a progestin-only daily oral contraceptive, for over-the-counter (OTC) use for all ages. As a result, the Opill® in-process research and development (“IPR&D”), acquired through the 2022 acquisition of HRA Pharma, will be reclassified from indefinite-lived to finite-lived intangible asset in the third quarter.

We recorded amortization expense of $69.3 million and $134.7 million for the three and six months ended July 1, 2023, respectively and $62.4 million and $110.9 million for the three and six months ended July 2, 2022, respectively.

NOTE 9 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	July 1, 2023			December 31, 2022
Measured at fair value on a recurring basis:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment securities	$—	$—	$—	$0.1	$—	$—
Foreign currency forward contracts	—	3.1	—	—	4.2	—
Interest rate swap agreements	—	53.8	—	—	3.0	—
Total assets	$—	$56.9	$—	$0.1	$7.2	$—
Liabilities:
Cross-currency swap	$—	$136.3	$—	$—	$96.1	$—
Foreign currency forward contracts	—	3.2	—	—	5.2	—
Total liabilities	$—	$139.5	$—	$—	$101.3	$—

There were no transfers within Level 3 fair value measurements during the three and six months ended July 1, 2023 or the year ended December 31, 2022.

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Perrigo Company plc - Item 1
Note 9

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	July 1, 2023	December 31, 2022
Public Bonds	Level 1	Level 1
Carrying value (excluding discount)	$2,544.4	$2,544.4
Fair value	$2,310.2	$2,225.4

The fair values of our public bonds for all periods were based on quoted market prices. The fair values of our private placement notes for all periods were based on interest rates offered for borrowings of a similar nature and remaining maturities.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, and variable rate long-term debt, approximate their fair value.

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Option Contracts

In September 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that were scheduled to mature in September 2022. In April 2022, due to market conditions, we unwound the two options and entered into two new undesignated options to economically hedge the purchase price for HRA Pharma for a total notional amount of $2.0 billion. All premiums associated with the HRA Pharma related currency options were settled in April 2022 for $37.1 million. Within Other (income) expense we recorded a loss of $12.7 million and $16.2 million for the three and six months ended July 2, 2022, respectively. There was no activity during the three and six months ended July 1, 2023.

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

Perrigo Company plc - Item 1
Note 10

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	July 1, 2023	December 31, 2022
British Pound (GBP)	$122.4	$224.9
Swedish Krona (SEK)	86.5	56.9
European Euro (EUR)	66.7	61.7
Danish Krone (DKK)	43.0	51.7
United States Dollar (USD)	36.2	51.7
Polish Zloty (PLZ)	30.9	25.2
Norwegian Krone (NOK)	28.4	12.4
Chinese Yuan (CNH)	25.8	34.4
Canadian Dollar (CAD)	22.8	24.9
Mexican Peso (MXN)	—	13.3
Hungarian Forint (HUF)	—	10.6
Other (1)	15.6	25.9
Total	$478.3	$593.6
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

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	July 1, 2023	December 31, 2022
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.4	$1.1
Interest rate swap agreements	Prepaid expenses and other current assets	—	3.0
Foreign currency forward contracts	Other non-current assets	0.4	0.7
Interest rate swap agreements	Other non-current assets	53.8	47.5
Total designated derivative assets		$55.6	$52.3
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.3	$2.4
Total non-designated derivative assets		$1.3	$2.4
Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$1.7	$4.2
Cross-currency swap	Other accrued liabilities	136.3	96.1
Total designated derivative liabilities		$138.0	$100.3
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$1.5	$1.0

Perrigo Company plc - Item 1
Note 10

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Six Months Ended
Non-Designated Derivatives	Income Statement Location	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign currency forward contracts	Other (income) expense, net	$(3.1)	$1.6	$(4.3)	$2.0
	Interest expense, net	—	0.8	(0.6)	(0.4)
		$(3.1)	$2.4	$(4.9)	$1.6

Foreign currency options	Other (income) expense, net	$—	$12.7	$—	$16.2

Perrigo Company plc - Item 1
Note 10

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

	Gain/(Loss)
		Reclassified from AOCI into Earnings		Related to Amounts Excluded from Effectiveness Testing
	Amount Recorded in OCI(1)	Classification	Amount(2)	Classification	Amount Recognized in Earnings on Derivatives
Three Months Ended July 1, 2023
Cash flow hedges
Interest rate swap agreements	$28.9	Interest expense, net	$5.5	Interest expense, net	$—
Foreign currency forward contracts	$(5.8)	Net sales	$(0.2)	Net sales	$0.2
		Cost of sales	$0.4	Cost of sales	$0.1
				Other (income) expense, net	$(0.6)
	$23.1		$5.7		$(0.3)
Net investment hedges
Cross-currency swap	$(25.0)			Interest expense, net	$6.4

Six Months Ended July 1, 2023
Cash flow hedges
Interest rate swap agreements	$3.3	Interest expense, net	$9.8	Interest expense, net	$—
Foreign currency forward contracts	(10.3)	Net sales	0.2	Net sales	0.2
		Cost of sales	0.1	Cost of sales	0.1
				Other (income) expense, net	(0.5)
	$(7.0)		$10.1		$(0.2)
Net investment hedges
Cross-currency swap	$(40.2)			Interest expense, net	$12.9

Three Months Ended July 2, 2022
Cash flow hedges
Interest rate swap agreements	$(6.2)	Interest expense, net	$(1.6)	Interest expense, net	$—
Foreign currency forward contracts	$2.3	Net sales	0.3	Net sales	$(0.1)
		Cost of sales	(0.9)	Cost of sales	$(0.1)
				Other (income) expense, net	$(0.8)
	$(3.9)		$(2.2)		$(1.0)
Net investment hedges
Cross-currency swap	$38.7			Interest expense, net	$3.6

Six Months Ended July 2, 2022
Cash flow hedges
Interest rate swap agreements	$(6.2)	Interest expense, net	$(2.0)	Interest expense, net	$—
Foreign currency forward contracts	(4.9)	Net sales	0.5	Net sales	(0.2)
		Cost of sales	(1.3)	Cost of sales	—
				Other (income) expense, net	(0.7)
	$(11.1)		$(2.8)		$(0.9)
Net investment hedges
Cross-currency swap	$34.1			Interest expense, net	$4.2
(1) Net gain of $1.8 million is expected to be reclassified out of AOCI into earnings during the next 12 months
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 13.

Perrigo Company plc - Item 1
Note 10

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended July 1, 2023
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,193.1	$765.1	$44.0	$(9.7)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.2)	$0.4	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.2	$0.1	$—	$(0.6)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$5.5	$—

Six Months Ended July 1, 2023
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,374.8	$1,532.9	$87.6	$(9.0)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.2	$0.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.2	$0.1	$—	$(0.5)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$9.8	$—

Three Months Ended July 2, 2022
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,121.7	$749.6	$38.3	$53.8

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.3	$(0.9)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.1)	$(0.1)	$—	$(0.8)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.6)	$—

Six Months Ended July 2, 2022
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,196.2	$1,486.3	$74.1	$52.7

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.5	$(1.3)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.2)	$—	$—	$(0.7)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(2.0)	$—

Perrigo Company plc - Item 1
Note 11

NOTE 11 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

		July 1, 2023	December 31, 2022
Term loans
2022 Term loan A due April 20, 2027		484.4	493.8
2022 Term loan B due April 20, 2029		1,089.0	1,094.5
Total term loans		1,573.4	1,588.3
Notes and Bonds
Coupon	Due
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
4.650%	June 15, 2030(1)	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,544.4	2,544.4
Other financing		18.9	20.6
Unamortized discount, net		(14.5)	(15.9)
Deferred financing fees		(27.9)	(30.8)
Total borrowings outstanding		4,094.3	4,106.6
Current indebtedness		(38.4)	(36.2)
Total long-term debt less current portion		$4,055.9	$4,070.4
(1) The coupon rate noted above increased from 4.400% to 4.650% on payments starting after June 15, 2023, following a credit rating downgrade by Moody's in the first quarter of 2023. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, as trustee.

Credit Agreements

On April 20, 2022, we and our wholly owned subsidiary, Perrigo Investments, LLC, entered into new senior secured credit facilities consisting of (i) a $1.0 billion five-year revolving credit facility (the “2022 Revolver”), (ii) a $500 million five-year Term Loan A facility (the “2022 Term Loan A Facility”), and (iii) a $1.1 billion seven-year Term Loan B facility (the “2022 Term Loan B Facility” and, together with the 2022 Revolver and 2022 Term Loan A Facility, the “New Senior Secured Credit Facilities”), pursuant to a new Term Loan and Revolving Credit Agreement. The New Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender, by us and certain of our direct and indirect wholly-owned subsidiaries organized in the United States, Ireland, Belgium and England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries and Perrigo Investments, LLC provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, Perrigo Investments, LLC and the Company provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.650% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company, a wholly-owned subsidiary.

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

Perrigo Company plc - Item 1
Note 11

thereafter. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.

During the three and six months ended July 1, 2023, principal repayments of $9.0 million and $14.9 million were made on the 2022 Term Loan A Facility and 2022 Term Loan B Facility, respectively.

There were no borrowings outstanding under the 2022 Revolver as of July 1, 2023 or December 31, 2022, respectively.

We are in compliance with all the covenants under our debt agreements as of July 1, 2023.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding under such facilities in the above table under "Other financing". There were no borrowings outstanding under the overdraft facilities as of July 1, 2023 or December 31, 2022.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 7).

NOTE 12 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Income (loss) from continuing operations	$8.9	$(64.9)	$7.8	$(66.2)
Income (loss) from discontinued operations, net of tax	(0.5)	(0.2)	(2.4)	(1.4)
Net income (loss)	$8.4	$(65.1)	$5.4	$(67.6)
Denominator:
Weighted average shares outstanding for basic EPS	135.3	134.6	135.1	134.3
Dilutive effect of share-based awards	1.3	—	1.4	—
Weighted average shares outstanding for diluted EPS (1)	136.6	134.6	136.5	134.3
(1) In the period of a net loss from continuing operations, diluted shares equal basic shares.

Shareholders' Equity

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three and six months ended July 1, 2023 or July 2, 2022.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2022	$24.5	$(58.6)	$7.1	$(27.0)
OCI before reclassifications	21.8	36.3	(1.1)	57.0
Amounts reclassified from AOCI	(10.1)	—	—	(10.1)
Other comprehensive income (loss)	$11.7	$36.3	$(1.1)	$46.9
Balance at July 1, 2023	$36.2	$(22.3)	$6.0	$19.9

Perrigo Company plc - Item 1
Note 13

For additional details about the effect of the amounts reclassified from AOCI refer to Note 10.

NOTE 14 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	July 1, 2023				July 2, 2022
	Supply Chain Reinvention	HRA Pharma Integration	Other Initiatives	Total	Total
Beginning balance	$0.4	$11.8	$3.4	$15.6	$8.2
Additional charges	1.4	1.2	4.1	6.7	9.5
Payments	(1.8)	(3.5)	(4.0)	(9.3)	(3.9)
Non-cash adjustments	—	0.1	0.3	0.4	(0.3)
Ending balance	$—	$9.6	$3.8	$13.4	$13.5

	Six Months Ended
	July 1, 2023				July 2, 2022
	Supply Chain Reinvention	HRA Pharma Integration	Other Initiatives	Total	Total
Beginning balance	$2.2	$13.3	$4.3	$19.8	$6.9
Additional charges	3.9	2.1	4.2	10.2	13.1
Payments	(6.1)	(6.1)	(5.1)	(17.3)	(6.0)
Non-cash adjustments	—	0.3	0.4	0.7	(0.5)
Ending balance	$—	$9.6	$3.8	$13.4	$13.5

The charges incurred during the three and six months ended July 1, 2023 and July 2, 2022 were primarily associated with actions taken on our multi-year supply chain restructuring program initiative started in 2022, and HRA Pharma integration activities associated with employee separation, continuity and other benefit-related costs. We have incurred $14.7 million of cumulative restructuring expense to date related to HRA Pharma integration. We expect that most of the HRA Pharma restructuring expenses will be incurred by the end of 2023.

Of the amount recorded during the three and six months ended July 1, 2023, $4.6 million and $6.7 million was related to our CSCI segment, due primarily to supply chain restructuring, and HRA Pharma integration initiatives, and $1.1 million and $2.4 million related to our CSCA segment, also due primarily to supply chain restructuring initiatives. The amount recorded during the three and six months ended July 2, 2022 related to our Unallocated segment and was due primarily to supply chain restructuring.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $13.4 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year.

NOTE 15 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
60.5%	40.1%	70.8%	45.4%

The effective tax rate on the pre-tax income for the three and six months ended July 1, 2023 increased compared to the effective tax rate on the pre-tax loss for the three and six months ended July 2, 2022, primarily due to audit settlements occurring in the three months ended July 1, 2023. The effective tax rate for these periods differs from

Perrigo Company plc - Item 1
Note 15

the statutory income tax rate of 12.5% primarily due to non-deductible expenses as well as the impact of audit settlements in these periods.

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous longstanding tax principles. Changes include imposing a global minimum corporation tax of 15% and introducing new filing obligations. These changes are being adopted and implemented by many of the countries in which we do business. Specifically, in December 2022, the EU adopted a directive issued by the European Commission requiring EU members to implement the OECD's global minimum tax rules in part by January 1, 2024 and fully by January 1, 2025. Any such global minimum tax is expected to be a period cost, and thus we are continuing to evaluate the potential global impact on future periods.

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

Perrigo Company, our U.S. subsidiary ("Perrigo U.S."), is engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the generic heartburn medication omeprazole. On August 27, 2014, we received a statutory notice of deficiency from the Internal Revenue Service ("IRS") relating to our fiscal tax years ended June 27, 2009, and June 26, 2010 (the “2009 tax year” and “2010 tax year”, respectively). On April 20, 2017, we received a statutory notice of deficiency from the IRS for the years ended June 25, 2011 and June 30, 2012 (the “2011 tax year” and “2012 tax year”, respectively). Specifically, both statutory notices proposed adjustments related to the offshore reporting of profits on sales of omeprazole in the United States resulting from the assignment of an omeprazole distribution contract to an Israeli affiliate. In addition to the transfer pricing adjustments, which applied to all four tax years, the statutory notice of deficiency for the 2011 and 2012 tax years included adjustments requiring the capitalization and amortization of certain legal expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits related to ANDAs filed with a Paragraph IV Certification.

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

A bench trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $111.6 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the OTC medication is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court’s decision. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a United States Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on nearly identical ANDA issues as we have before the court. On January 28, 2022, the IRS filed a Notice of Appeal with the United States Court of Appeals of the Third Circuit to appeal the United States Tax Court's decision in Mylan v. Comm'r. Briefing to the appellate court was completed during 2022, oral argument was held before the Third Circuit on January 12, 2023, and on July 27, 2023, the Third Circuit Court affirmed the decision of the Tax Court. On August 1, 2023, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to the Third Circuit Court decision in Mylan v. Comm’r that ruled in favor of the taxpayer on nearly identical ANDA issues that we have before the court. On August 22, 2022, the parties filed a Notice of New Authority in the refund case alerting the court to a United States Court of Federal Claims decision in Actavis Laboratories v. United States that also ruled in favor of the taxpayer on the

Perrigo Company plc - Item 1
Note 15

ANDA issues. The government appealed the Actavis Laboratories decision to the United States court of Appeals for the Federal Circuit in December of 2022 and briefing to the appellate court is ongoing.

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

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in certain intercompany debts owed by it to Perrigo Company plc. The debts were incurred in connection with the 2013 Elan merger transaction. On May 7, 2020, the IRS issued a Notice of Proposed Adjustment ("NOPA") capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate ("AFR") (a blended rate reduction of 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. The May 7, 2020 NOPA proposed a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a RAR, together with the 30-day letter, requiring our filing of a written protest to request IRS Appeals consideration. The protest was timely filed with the IRS on February 26, 2021. On January 20, 2022, the IRS responded to our protest with its rebuttal in which it revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rates and proposed revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS rebuttal was 4.36%, an increase from the blended interest rate in the RAR of 2.57% but lower than the stated blended interest rate of the loans of 6.8%. An IRS Appeals conference for the interest rate issue was held during March 7, 2023 through March 9, 2023. On May 5, 2023, we finalized an agreement with IRS Appeals resulting in settlement of the May 7, 2020 NOPA of $153.4 million of gross interest expense reduction for the 2013-2015 tax years. This implies a blended interest rate of 5.44%. In addition, based on the above agreement with IRS Appeals, we will apply similar adjustments for all remaining tax years through 2018. Tax payments relating to the settlement have been suspended until the pending disputes relating to omeprazole income recognition and deductibility of certain ANDA legal costs are fully resolved. In the second quarter of fiscal year 2023 we adjusted our previously established reserves related to this matter to account for the agreed reduction of the interest rates.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019.

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, LLC ("Athena") for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The April 26, 2019 NOPA carried forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property in various developmental products, including the Multiple Sclerosis drug Tysabri, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The April 26, 2019 NOPA proposed a payment of $843.0 million, which represented additional tax based on imputing royalty income to Athena using a 24.7% royalty rate derived by the IRS and a 40.0% accuracy-related penalty. This amount excluded consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagreed with the IRS position. On December 22, 2016, we also received a NOPA for these years denying the deductibility of settlement costs incurred in 2011 by Athena's parent company Elan Pharmaceuticals, Inc. ("EPI") related to illegal marketing of Zonegran by EPI's employees in the United States raised in a Qui Tam action under the U.S. False Claims Act. We strongly

Perrigo Company plc - Item 1
Note 15

disagreed with the IRS' position on this issue as well. Because we believed that any concession on these issues in Appeals would be contrary to our evaluation of the issues and to avoid double taxation of the same income in the United States and Ireland, we pursued our remedies under the Mutual Agreement Procedure ("MAP") of the U.S.-Ireland Income Tax Treaty to alleviate double taxation. On April 21 and 23, 2020, we filed requests for Competent Authority assistance with the IRS and Irish Revenue on the Tysabri royalty issue, and those MAP applications were accepted. On October 20, 2020, we amended our requests for Competent Authority assistance to include the Zonegran issue and these supplemental requests were also accepted. On April 24, 2023, we received a letter from the IRS informing us that the U.S. Competent Authority had agreed to fully withdraw the income and penalty adjustments related to the Tysabri royalty issue and considered that case to be closed. The April 24, 2023 letter concluded the competent authority process for the Tysabri royalty issue without the need for negotiations between the Competent Authorities and constitutes a full and final resolution of all adjustments proposed by the IRS in the April 26, 2019 NOPA. In the second quarter of fiscal year 2023 we adjusted previously established reserves related to this and other matters in the same audit period. The Zonegran deduction issue remains pending in the MAP case and is being considered by the U.S. and Irish Competent Authorities.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of July 1, 2023. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 16 - CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of July 1, 2023, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits Related to the Company's Former Rx Business

Beginning in 2016, the Company, along with other manufacturers, was named as a defendant in lawsuits in the United States and Canada generally alleging anticompetitive conduct with respect to the sale of generic drugs by the Company’s former Rx business. The complaints – which have been filed by putative classes of direct purchasers, end payors, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties – allege a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for various generic drugs in violation of federal and state antitrust and consumer protection laws. While most of the complaints involve alleged single-drug conspiracy, the three putative classes have each filed an over-arching conspiracy complaint alleging that Perrigo and other manufacturers (and some individuals) entered into an “overarching conspiracy” that involved allocating customers, rigging bids, and raising, maintaining, and fixing prices for various products. The vast majority of the lawsuits described in this paragraph have been consolidated in the generic pricing multidistrict litigation ("MDL") MDL No. 2724 (United States District Court for Eastern District of Pennsylvania).

Perrigo Company plc - Item 1
Note 16

While the Court has ordered that the class actions alleging “single drug” conspiracies involving Clobetasol will proceed on a more expedited basis (as a bellwether) than the other cases in MDL No. 2724, the classes voluntarily dismissed their claims against Perrigo relating to "single drug" conspiracies involving Clobetasol in May 2023. The Court also ordered that the State Attorney General Complaint (described below) will proceed as a bellwether case. The bellwether cases are proceeding in discovery, which must be completed by October 2, 2023 under the schedule set by the Court, and motions for summary judgment will be due on June 28, 2024. No trial dates have been set for any of the bellwether cases, or any of the other cases in the MDL.

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 generic pharmaceutical manufacturers, and certain individuals (including two former Perrigo employees), alleging an overarching conspiracy to allocate customers and/or fix, raise, or stabilize prices of eighty products. This case is included among the “bellwether cases” designated to follow the expedited schedule described above. Like the other cases in the MDL, no trial date has been set for this case.

Canadian Class Action Complaint

In June 2020, an end payor filed a class action in Ontario, Canada against Perrigo and 29 manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise, or stabilize prices of dozens of products, most of which were neither made nor sold by Perrigo's former Rx business. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. In December 2020, Plaintiffs amended their complaint to add additional claims based on the State Attorney General Complaint of June 2020.

Hospitals Complaint

On June 30, 2023, a group of 150 hospitals filed a complaint against Perrigo and 35 manufacturers alleging a conspiracy to fix, raise, or stabilize prices of 228 products. Perrigo's former Rx business made and sold 30 of these products. Most of the product conspiracies allegedly involving Perrigo focus on products that are the same as the products involved in other MDL complaints naming Perrigo.

At this stage, we cannot reasonably estimate the outcome of the liability if any, associated with the claims listed above. We intend to defend each of these lawsuits vigorously.

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

The operative complaint is the first amended complaint filed on June 21, 2017, and named as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleges violations of federal securities laws arising out of the actions taken by us and the former directors and executives to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to the business developments during that longer period (April 2015 to May 2017) including purported integration problems related to the Omega acquisition, alleges incorrect reporting of organic growth at the Company and at Omega, alleges price fixing activities with respect to six generic prescription pharmaceuticals, and alleges improper accounting for the Tysabri® royalty stream. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to

Perrigo Company plc - Item 1
Note 16

dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed are the Company, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed relate to the integration issue regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remain in the case (us, Mr. Papa, and Ms. Brown) have filed answers denying liability.

On November 14, 2019, the court granted the lead plaintiffs’ motion and certified three classes for the case: (i) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on a U.S. exchange and were damaged thereby; (ii) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on the Tel Aviv exchange and were damaged thereby; and (iii) all those who owned shares as of November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (whether or not a person tendered shares in response to the Mylan tender offer) (the "tender offer class"). Plaintiffs' counsels have sent notices to the alleged classes.

The parties took discovery from 2018 through 2020. After discovery ended, defendants filed motions for summary judgement and to exclude plaintiffs' experts, which were fully briefed. The case was then re-assigned to a new federal judge, who heard oral argument on the motions in April 2022. In July 2023 the court reassigned the case to another federal judge. The motions are pending. We intend to defend the lawsuit vigorously.

In addition to the class action, the following opt-out cases have been filed against us, and in some cases, Mr. Papa and Ms. Brown. We intend to defend these lawsuits vigorously. The lawsuits, contain factual allegations and claims that are similar to some or all of the factual allegations and claims in the class actions:

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

In June 2020, three Highfields Capital entities filed a lawsuit in Massachusetts State Court with factual allegations that generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and alleged Massachusetts state law claims under the Massachusetts Unfair Business

Perrigo Company plc - Item 1
Note 16

Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants’ filed their answers in January 2022 denying liability. The discovery phase in this case is underway (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court). The Court held a discovery conference and approved fact discovery deadlines into May 2023 and later deadlines to complete expert discovery. Subsequently, the Court held a further conference in March 2023 and revised the schedule with fact discovery ending in October 2023 and expert discovery in May 2024. We intend to defend the lawsuit vigorously.

In Israel (cases related to events in 2015-2017)

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv exchange during the period from April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the Mylan tender offer (November 13, 2015). The complaint names as defendants the Company, Ernst & Young LLP (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under Israeli securities laws that are similar to U.S. Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under other Israeli securities laws. In general, the allegations in Israel are similar to the factual allegations in the Roofers' Pension Fund case in the U.S. as described above. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = 0.28 cents). After the other two cases filed in Israel were voluntarily dismissed, the plaintiff in this case agreed to stay this case pending the outcome of the Roofers’ Pension Fund case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our former CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in a securities class action case (for those who purchased on a U.S. exchange) in New York federal court in which the settlement received final approval in February 2022. The Baron case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. Since 2019, the court granted several requests by Perrigo to stay the proceedings pending the resolution of proceedings in the New York federal court. During 2022, the case was reassigned to a newly-appointed judge. After the settlement of the U.S. case in New York federal court, Perrigo's counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The parties then sought further stays of the case while they attempted mediation, which the Court granted. In April 2023, the parties reported to the Court that the mediation had led to a preliminary agreement on settlement; the Court set a deadline for the parties to file settlement papers, which was later extended to August 17, 2023.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of July 18, 2023, the Company is currently named in 92 individual lawsuits seeking compensatory and punitive damages and has accepted a tender for a portion of the defense costs and liability from a retailer for one additional matter. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2023, 2024 and 2025, with the earliest trial date in September 2023.

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

On June 30, 2021, the Court dismissed all claims against the retail and distributor defendants with prejudice, thereby reducing the Company’s potential for exposure and liability related to possible indemnification. On July 8, 2021, the Court dismissed all claims against the Company with prejudice. Appeals of these dismissal orders to the U.S. Court of Appeals for the 11th Circuit have been filed, as well as several state level claims related to the theories advanced in the MDL litigation. The Company will continue to vigorously defend each of these lawsuits. In December 2022 the Court granted in full brand defendants Daubert motions, finding no scientific causation, and in turn granted summary judgment dismissing the actions with prejudice. The Court later ruled that it was appropriate to apply the same standards to the retail and distributor defendants as well as the generic defendants, and the Court thereby ruled that its Daubert decision applied equally to these defendants as well. Appeals of these orders have been filed to the 11th Circuit.

Excepting the MDL due to the nature of the multiple dismissals as described above, as of July 18, 2023, the Company has been named in 108 personal injury lawsuits, primarily in the state courts of California, Illinois and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws. The Company believes that it has strong defenses to such claims based on a significant body of scientific evidence, and pursuant to the doctrine of federal preemption. As noted above, the Company has won multiple motions to dismiss in the MDL, as well as additional state court actions in California and Maryland. The Company has also been dismissed from additional state court actions in Ohio, New York and New Jersey.

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

Acetaminophen

In October 2022 the Judicial Panel on Multidistrict Litigation ("MDL") consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL have asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. At this time, the MDL proceedings are in the early stages. Currently, it is not

Perrigo Company plc - Item 1
Note 16

possible to assess reliably the outcome of these cases or any potential future financial impact on the Company. As of July 20, 2023 the Company has not been named as a defendant in any Complaints filed in the MDL. It is anticipated that some of the Company’s retailer customers may seek indemnity from the Company for a portion of their defense costs and potential liability relating to these cases.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At July 1, 2023, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was $67.6 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of $35.2 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

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

Perrigo Company plc - Item 2
Note 17
NOTE 17 - SEGMENT INFORMATION

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	July 1, 2023	December 31, 2022
CSCA	$5,134.3	$5,134.1
CSCI	5,830.4	5,883.2
Total	$10,964.7	$11,017.3

	Three Months Ended
	July 1, 2023			July 2, 2022
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$750.8	$97.7	$14.7	$728.0	$86.3	$13.6
CSCI	442.4	8.8	54.7	393.7	1.5	48.8
Unallocated	—	(49.7)	—	—	(94.7)	—
Continuing Operations Total	$1,193.1	$56.8	$69.3	$1,121.7	$(6.9)	$62.4

	Six Months Ended
	July 1, 2023			July 2, 2022
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$1,514.4	$181.0	$28.6	$1,438.0	$164.8	$26.0
CSCI	860.4	30.0	106.1	758.2	17.7	84.9
Unallocated	—	(105.6)	—	—	(167.7)	—
Continuing Operations Total	$2,374.8	$105.4	$134.7	$2,196.2	$14.8	$110.9

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

Perrigo Company plc - Item 2
Executive Overview

Recent Highlights

•On May 10, 2023, the U.S. Food and Drug Administration's ("FDA") Nonprescription Drugs Advisory Committee ("NDAC") and the Obstetrics, Reproductive, and Urologic Drugs Advisory Committee voted unanimously 17 to 0, with no abstentions, that the benefits of making Opill®, a progestin-only daily oral contraceptive, available for OTC use outweighs the risks.
•On May 16, 2023, we announced the FDA granted final approval for Nicotine Coated Mint Lozenges, 2 mg and 4 mg OTC. This product will be marketed under retailer's store brand labels as a comparable offering to Nicorette® Coated Ice Mint Lozenge.
•On June 8, 2023, we announced the appointment of Patrick Lockwood-Taylor as President, Chief Executive Officer and member of the Board of Directors, effective June 30, 2023.
•On July 13, 2023, the FDA approved Opill® for OTC use for all ages. Opill® is the first ever birth control pill available over the counter in the United States.

Tax Updates

On April 26, 2019, we received a revised Notice of Proposed Adjustment ("NOPA") from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, LLC ("Athena") for its 2013 to 2015 fiscal tax years. The April 26, 2019 NOPA carried forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property in various developmental products, including the Multiple Sclerosis drug Tysabri, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The April 26, 2019 NOPA proposed a payment of $843.0 million, which represented additional tax based on imputing royalty income to Athena using a 24.7% royalty rate derived by the IRS and a 40.0% accuracy-related penalty. On April 24, 2023, we received a letter from the IRS regarding the Competent Authority request filed by Athena concluding the competent authority process commenced by such submissions without the need for negotiations between the competent authorities and constitutes a full and final resolution of the April 26, 2019 NOPA. We believe that any prior uncertainty regarding the tax treatment of the Tysabri royalty is now resolved. In the second quarter of fiscal year 2023 we adjusted previously established reserves related to this and other matters in the same audit period. Refer to Item 1. Note 15 for additional information.

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report with respect to its audit of our 2013 to 2015 fiscal tax years. The 30-day letter proposed, among other modifications, to reduce Perrigo U.S.'s deductible interest expense for certain intercompany debts owed in connection with the 2013 Elan merger transaction. On May 5, 2023, we finalized an agreement with IRS Appeals providing for settlement of the May 7, 2020 NOPA. In addition, based on the agreement with IRS Appeals, we will apply similar adjustments for all remaining tax years through 2018. In the second quarter of fiscal year 2023 we adjusted previously established reserves related to this and other matters in the same audit period. Refer to Item 1. Note 15 for additional information.

Supply Chain Reinvention Program

In 2022, we initiated our Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply chain. Through this initiative, we plan to reduce portfolio complexity, invest in advanced planning capabilities, diversify sourcing, and optimize our manufacturing assets and distribution models. We have identified a total annual run-rate potential savings opportunity by the end of fiscal year 2028 of between an estimated $200 million to $300 million per year (not including related depreciation expense on capital investments) if all facets of the Program are successfully implemented and executed. To obtain these potential benefits, we anticipate incurring costs of between $350 million to $570 million by the end of fiscal year 2028 to complete the program implementation, including capital investments, restructuring expenses, and implementation costs. A significant portion of the annual run-rate potential savings of the Program, between $150 million to $200 million per year (not including related depreciation expense on capital investments), are anticipated by the end of fiscal year 2025, along with associated potential spend of between $300 million and $450 million. Refer to Item 1. Note 14 for further details on restructuring charges.

Perrigo Company plc - Item 2
Executive Overview

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

Inflationary Costs and Supply Chain

Over the course of 2022 and the first half of 2023, supply chain disruptions, including volatility in both cost and availability of agricultural, oil and paper based commodities driven by the war in Ukraine, have led to higher input costs. Additionally, we experienced employment vacancies and attrition as the labor market negatively impacted productivity and drove the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have begun to substantially offset inflationary pressures, and the global freight constraints in availability of freight containers and truck drivers are normalizing. However, the duration and extent of inflation pressure, including impacts from the war in Ukraine, changes in labor market availability and wage rates, as well as the acceptance of any further pricing actions we may take in the markets we operate, is uncertain.

War in Ukraine

The invasion of Ukraine by Russia and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and others on Russia, Belarus, and occupied regions in Ukraine have negatively impacted our results from operations in the region. We currently have 84 employees working in our Ukraine subsidiary. We do not have a subsidiary or employees in Russia. We have no manufacturing facilities in either Russia or Ukraine and we previously sold products into Russia entirely through distributors. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. If the conflict spreads or materially escalates, or economic conditions deteriorate, the impact on our business and results of operations could be material.

Perrigo Company plc - Item 2
Executive Overview

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

RESULTS OF OPERATIONS

Currency Translation

Currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three and six months ended July 1, 2023 at the average exchange rates for the reporting period and average exchange rates for the three and six months ended July 2, 2022.

CONSOLIDATED FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	July 1, 2023	July 2, 2022
Net sales	$1,193.1	$1,121.7
Gross profit	$428.0	$372.1
Gross profit %	35.9%	33.2%
Operating income (loss)	$56.8	$(6.9)
Operating income (loss) %	4.8%	(0.6)%

Net sales increased $71.4 million, or 6.4%, due primarily to:
•$4.6 million increase, or 0.8%, due primarily to strategic pricing actions of approximately $54 million, eCommerce growth and new products. The increase was partially offset by lower net sales due primarily to purposeful SKU prioritization to focus capacity on higher margin products, lower distribution driven by known capacity constraints, and a weaker allergy season compared to the prior year, adversely impacting CSCA net sales; and
•$70.3 million increase from our acquisition of Gateway and HRA Pharma sales for the month of April (HRA Pharma was acquired on April 29, 2022), inclusive of an unfavorable impact of $10.5 million for the quarter from distributor transition sales returns as part of the integration strategy to capture synergies; partially offset by
•$5.3 million decrease from discontinued nutritional drink products within the Nutritional category within CSCA.
•$2.3 million decrease from unfavorable foreign currency translation.

Operating income increased $63.7 million, or 923.2%, due primarily to:

•$55.9 million increase in gross profit driven by higher gross profit flow-through resulting from strategic pricing actions, a $42.0 million increase from our acquisitions of HRA Pharma and Gateway inclusive of $9.1 million of unfavorable distributor transition costs and unfavorable foreign currency translation; partially offset by $15.4 million of cost of goods sold inflation, and lower infant formula productivity within the U.S. Nutrition business stemming from the FDA evolving regulatory expectations for infant formula

Perrigo Company plc - Item 2
Consolidated

manufacturing. Gross profit as a percentage of net sales increased 270 basis points compared to the prior year due to the same factors that drove gross profit.

•$7.8 million decrease in operating expenses due primarily to decreased integration costs and a favorable effect of $1.4 million from foreign currency translation.
Six Month Comparison

	Six Months Ended
(in millions, except percentages)	July 1, 2023	July 2, 2022
Net sales	$2,374.8	$2,196.2
Gross profit	$841.9	$709.9
Gross profit %	35.5%	32.3%
Operating income	$105.4	$14.8
Operating income %	4.4%	0.7%

Net sales increased $178.6 million, or 8.1%, due primarily to:
•$53.1 million increase, or 3.5%, due primarily to approximately $112 million in strategic pricing actions and higher sales volume with favorable mix across several of our product categories including Skincare and Upper Respiratory, due to a strong global cough cold and flu season, partially offset by a weaker allergy season compared to the prior year. The increase was partially offset by lower net sales due primarily to purposeful SKU prioritization to focus capacity on higher margin products, lower distribution driven by known capacity constraints, and declines in Nutrition excluding acquisitions due primarily to a national brand recall which benefited our sales in the prior year; and
•$161.9 million increase from four months of HRA Pharma sales (HRA Pharma was acquired on April 29, 2022), inclusive of an unfavorable impact of $22.1 million for the first half of the year from distributor transition sales returns as part of the integration strategy to capture synergies, and Gateway, inclusive of a voluntary product recall within Nutrition; partially offset by
•$35.1 million decrease from unfavorable foreign currency translation;
•$19.3 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset; and
•$5.3 million decrease from discontinued nutritional drink products within the Nutritional category within CSCA.
Operating income increased $90.6 million, or 612.2%, due primarily to:

•$132.0 million increase in gross profit driven by higher gross profit flow-through resulting from strategic pricing actions, a $88.3 million increase from our acquisitions of HRA Pharma and Gateway inclusive of $18.1 million of unfavorable distributor transition costs, and benefits from the purposeful SKU prioritization to focus capacity on higher margin products in CSCA; partially offset by $62.4 million of cost of goods sold inflation, and lower infant formula productivity within the U.S. Nutrition business stemming from the FDA evolving regulatory expectations for infant formula manufacturing. Gross profit as a percentage of net sales increased 310 basis points compared to the prior year due to the same factors that drove gross profit.

•$41.4 million increase in operating expense as a result of the acquisition of HRA Pharma and Gateway, and higher employee expenses, partially offset by $9.4 million from foreign currency translation.

Perrigo Company plc - Item 2
CSCA

CONSUMER SELF-CARE AMERICAS FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	July 1, 2023	July 2, 2022
Net sales	$750.8	$728.0
Gross profit	$224.5	$192.3
Gross profit %	29.9%	26.4%
Operating income	$97.7	$86.3
Operating income %	13.0%	11.9%

Net sales increased $22.8 million, or 3.1%, due primarily to:

•$23.3 million decrease, or 2.7%, due primarily to purposeful SKU prioritization to focus capacity on higher margin products, lower distribution driven by known capacity constraints, all totaling approximately $60 million, and a weaker allergy season compared to the prior year; partially offset by approximately $28 million in strategic pricing actions; more than offset by
•$48.0 million increase from the addition of Gateway and HRA Pharma sales for the month of April (HRA Pharma was acquired on April 29, 2022); partially offset by
•$5.3 million decrease from discontinued nutritional drink products within the Nutritional category.

Sales	Three Months Ended
(in millions, except percentages)	July 1, 2023	July 2, 2022	$ Change	% Change
Nutrition	$164.8	$125.1	$39.7	31.7%
Upper Respiratory	137.7	145.9	(8.2)	(5.6)%
Digestive Health	126.7	125.1	1.6	1.3%
Pain and Sleep-Aids	97.4	102.6	(5.2)	(5.1)%
Oral Care	76.9	76.6	0.3	0.4%
Healthy Lifestyle	67.3	67.3	—	—%
Skin Care	50.8	48.6	2.2	4.5%
Women's Health	12.5	12.0	0.5	4.2%
Vitamins, Minerals, and Supplements ("VMS")	4.4	8.2	(3.8)	(46.3)%
Other CSCA	12.3	16.6	(4.3)	(25.9)%
Total CSCA	$750.8	$728.0	$22.8	3.1%

Sales drivers in each category are provided below:

•Nutrition: Net sales of $164.8 million increased 31.7% due primarily to the Gateway acquisition, and growth in contract infant formula. This growth was partially offset by lower net sales in store brand oral electrolytes and the discontinuation of nutritional drinks;
•Upper Respiratory: Net sales of $137.7 million decreased 5.6% due primarily to lower net sales of allergy products driven by a weaker and later start to the allergy season compared to the prior year. This headwind was partially offset by higher net sales of cough cold products, including store brand Cough DM and Guaifenesin-based offerings;
•Digestive Health: Net sales of $126.7 million increased 1.3% due primarily to higher net sales of store brand Omeprazole and new products, including Polyethylene Glycol 3350 Orange, which were partially offset by lower net sales from contract manufacturing;
•Pain and Sleep-aids: Net sales of $97.4 million decreased 5.1% due primarily to purposeful SKU prioritization in adult analgesic offerings to focus capacity on higher margin products, partially offset by higher demand for children's analgesics products;

Perrigo Company plc - Item 2
CSCA

•Oral Care: Net sales of $76.9 million increased 0.4% due primarily to higher net sales of Plackers® and store brand teeth whitening products, which were mostly offset by lower sales of manual toothbrushes, including branded Firefly® and REACH®, and store brand offerings;
•Healthy Lifestyle: Net sales of $67.3 million were flat due primarily to increased consumer demand for store brand smoking cessation products being offset by lost distribution at a specific customer;
•Skin Care: Net sales of $50.8 million increased 4.5% due primarily to the addition of HRA Pharma brands, including Mederma® and Compeed®;
•Women's Health: Net sales of $12.5 million increased 4.2% due primarily to the addition of HRA Pharma brands, including ella®; and
•VMS and Other: Net sales of $16.7 million decreased 32.7% due primarily to purposeful SKU prioritization.

Operating income increased $11.4 million, or 13.2%, due primarily to:

•$32.2 million increase in gross profit due primarily to strategic pricing actions, the addition of HRA Pharma and Gateway, benefits from purposeful SKU prioritization to focus capacity on higher margin products, and the absence of integration costs and lower amortization; partially offset by increased direct labor costs across the Company, and lower manufacturing productivity in the U.S. Nutrition business stemming from the FDA evolving regulatory expectations for infant formula manufacturing, and cost of goods sold inflation. Gross profit as a percentage of net sales increased 350 basis points compared to the prior year due to the same factors that drove gross profit.

•$20.8 million increase in operating expenses due primarily to the addition of Gateway as well as higher selling costs to drive the Company's branded products and administration costs, partially offset by reduced distribution costs compared to the prior year period.

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	July 1, 2023	July 2, 2022
Net sales	$1,514.4	$1,438.0
Gross profit	$435.3	$364.8
Gross profit %	28.7%	25.4%
Operating income (loss)	$181.0	$164.8
Operating income %	12.0%	11.5%
Net sales increased $76.4 million, or 5.3%, due primarily to:

•$14.8 million increase, or 0.6%, due primarily to approximately $53 million of strategic pricing actions in addition to new products, eCommerce growth, and favorable mix across several product categories, partially offset by purposeful SKU prioritization to focus capacity on higher margin products, lower distribution driven by known capacity constraints, and discontinued products; and
•$93.2 million increase from four months of HRA Pharma sales (HRA Pharma was acquired on April 29, 2022), and Gateway, inclusive of an unfavorable foreign currency translation of $0.4 million; partially offset by
•$19.3 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset and $9.5 million reduction related to a recall within Upper Respiratory; and
•$5.3 million decrease from discontinued nutritional drink products within the Nutritional category.

Perrigo Company plc - Item 2
CSCA

Sales	Six Months Ended
(in millions, except percentages)(1)	July 1, 2023	July 2, 2022	$ Change	% Change
Nutrition	$304.7	$252.3	$52.4	20.8%
Upper Respiratory	292.0	298.7	(6.7)	(2.2)%
Digestive Health	250.9	243.7	7.2	3.0%
Pain and Sleep-Aids	200.9	205.5	(4.6)	(2.2)%
Oral Care	161.3	147.0	14.3	9.7%
Healthy Lifestyle	140.7	134.9	5.8	4.3%
Skin Care	103.1	89.5	13.6	15.2%
Women's Health	24.4	20.2	4.2	20.8%
VMS	8.4	15.9	(7.5)	(47.2)%
Other CSCA	28.0	30.3	(2.3)	(7.6)%
Total CSCA	$1,514.4	$1,438.0	$76.4	5.3%

Sales drivers in each category are provided below:

•Nutrition: Net sales of $304.7 million increased 20.8% due primarily to the Gateway acquisition, despite an unfavorable impact due to a voluntary recall, and strong growth in the contract infant formula business. This growth was partially offset by lower net sales in store brand oral electrolytes and discontinuation of nutritional drinks offerings and a national brand infant formula recall in the prior year;
•Upper Respiratory: Net sales of $292.0 million decreased 2.2% due primarily to lower net sales of allergy products driven by a weaker and later start to the allergy season compared to the prior year, a voluntary OTC product recall as well as the divested Latin American businesses. These factors were partially offset by higher net sales of cough cold products, including store brand Cough DM and Guaifenesin-based offerings and the continuation of our launch of Nasonex®24HR to all customers;
•Digestive Health: Net sales of $250.9 million increased 3.0% due to higher net sales of Omeprazole, increased manufacturing capacity and demand for Polyethylene Glycol 3350, and new products, including Omeprazole Mini Capsules and Polyethylene Glycol 3350 Orange. Growth in this category was partially offset by the divested Latin American businesses;
•Pain and Sleep-aids: Net sales of $200.9 million decreased 2.2% due primarily to purposeful SKU prioritization in adult analgesic offerings to focus capacity on higher margin products as well as the divested Latin American businesses, partially offset by higher demand for children's analgesics products resulting from a relatively stronger cough cold and flu season;
•Oral Care: Net sales of $161.3 million increased 9.7% due primarily to the normalization of supply chain disruptions that impacted net sales in the prior year period and higher net sales of Plackers® and store brand teeth whitening products, partially offset by lower sales of manual toothbrushes, including branded Firefly® and REACH®, and store brand offerings;
•Healthy Lifestyle: Net sales of $140.7 million increased 4.3% due primarily to increased distribution of store brand smoking cessation products, partially offset by lost distribution at a specific customer;
•Skin Care: Net sales of $103.1 million increased 15.2% due primarily to the addition of HRA Pharma brands, including Mederma® and Compeed®, partially offset by the unfavorable impact from the divested Latin American businesses and ScarAway® brand asset;
•Women's Health: Net sales of $24.4 million increased 20.8% due primarily to the addition of HRA Pharma brands, including ella®; and
•VMS and Other: Net sales of $36.4 million decreased 21.2% due primarily to the unfavorable impact from the divested Latin American businesses.

Perrigo Company plc - Item 2
CSCA

Operating income increased $16.2 million, or 9.8%, due primarily to:

•$70.5 million increase in gross profit due primarily to strategic pricing actions, the addition of HRA Pharma and Gateway, and favorable product mix; partially offset by cost of goods sold inflation, the divestitures of the Latin American businesses and ScarAway® brand asset and two voluntary product recalls. Gross profit as a percentage of net sales increased 330 basis points compared to the prior year due to the same factors that drove gross profit.

•$54.3 million increase in operating expenses due primarily to the addition of HRA Pharma and Gateway as well as higher selling costs on branded business and administration costs and a gain on the sale of ScarAway® asset brand in the prior year, partially offset by the absence of the divested Latin American businesses in the prior year.

CONSUMER SELF-CARE INTERNATIONAL FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	July 1, 2023	July 2, 2022
Net sales	$442.4	$393.7
Gross profit	$203.6	$179.8
Gross profit %	46.0%	45.7%
Operating income	$8.8	$1.5
Operating income %	2.0%	0.4%

Net sales increased $48.7 million, or 12.4%, due primarily to:
•$28.0 million, or 7.1%, net increase due primarily to approximately $26 million of strategic pricing actions, higher volume sales across several product categories and new products;

•$22.3 million increase from the addition of HRA Pharma sales for the month of April (HRA Pharma was acquired on April 29, 2022), inclusive of an unfavorable impact of $10.5 million for the quarter from distributor transition sales returns as part of the integration strategy to capture synergies; partially offset by

•$1.6 million decrease from unfavorable foreign currency translation.

Sales	Three Months Ended
(in millions, except percentages)(1)	July 1, 2023	July 2, 2022	$ Change	% Change
Skin Care	$123.0	$102.5	$20.5	20.0%
Upper Respiratory	64.9	58.8	6.1	10.4%
Healthy Lifestyle	60.6	59.1	1.5	2.5%
Pain and Sleep-Aids	52.8	49.1	3.7	7.5%
VMS	41.5	42.3	(0.8)	(1.9)%
Women's Health	31.9	23.3	8.6	36.9%
Oral Care	21.6	20.6	1.0	4.9%
Digestive Health	10.4	10.0	0.4	4.0%
Other CSCI	35.7	28.0	7.7	27.5%
Total CSCI	$442.4	$393.7	$48.7	12.4%
(1) We updated our global reporting product categories as a result of our product portfolio reconfiguration. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.

Perrigo Company plc - Item 2
CSCI

Sales in each category were driven primarily by:

•Skin Care: Net sales of $123.0 million increased 20.0%, inclusive of a 3.3% unfavorable effect of currency translation, driven primarily by brands Sebamed and Biodermal, and the addition of HRA brands, including Compeed®;
•Upper Respiratory: Net sales of $64.9 million increased 10.4%, inclusive of a 1.0% favorable effect of currency translation, due primarily to strong demand for cough cold products, including Bronchostop and Coldrex. Net sales of the U.K. allergy brand Beconase were also higher compared to the prior year period;
•Healthy Lifestyle: Net sales of $60.6 million increased 2.5%, inclusive of a 0.6% favorable effect of currency translation, due primarily to higher net sales of anti-parasite offerings that continue to outpace strong category growth, partially offset by lower category consumption in weight management impacting XLS Medical;
•Pain & Sleep-Aids: Net sales of $52.8 million increased 7.5%, inclusive of a 0.6% favorable effect of currency translation, due primarily to higher demand for Solpadeine, an analgesic product, partially offset by lower sales of Nytol due to timing of shipments to customers;
•VMS: Net sales of $41.5 million decreased 1.9%, inclusive of a 1.6% favorable effect of currency translation, due primarily to lower category consumption, impacting sales of Davitamon and Abtei;
•Women's Health: Net sales of $31.9 million increased 36.9%, inclusive of a 1.7% favorable effect of currency translation, due primarily to the addition of HRA Pharma brands, including ellaOne® and NorLevo®;
•Oral Care: Net sales of $21.6 million increased 4.9%, inclusive of a 0.5% favorable effect of currency translation, due primarily to higher category consumption, improved product mix and new products;
•Digestive Health and Other: Net sales of $46.1 million increased 21.3%, inclusive of a 1.9% unfavorable effect of currency translation, due primarily to the addition of the HRA Pharma Rare Diseases portfolio in the Other category.
Operating income increased $7.3 million, or 486.7%, due primarily to:
•$23.8 million increase in gross profit due primarily to higher gross profit flow-through resulting from positive sales pricing benefits and the addition of HRA Pharma, partially offset by $14.6 million of cost of goods sold inflation. Gross profit as a percentage of net sales increased 30 basis points due primarily to the same factors that drove gross profit; and

•$16.5 million increase in operating expenses due primarily to higher selling expenses, higher advertising and promotion investments as a result of the integration of HRA Pharma, and higher restructuring expense.

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	July 1, 2023	July 2, 2022
Net sales	$860.4	$758.2
Gross profit	$406.6	$345.1
Gross profit %	47.3%	45.5%
Operating income	$30.0	$17.7
Operating income %	3.5%	2.3%

Net sales increased $102.2 million, or 13.5%, due primarily to:
•$67.9 million, or 9.0%, net increase due primarily to approximately $58 million of strategic pricing actions and higher volume attributed to new product sales, a strong cough cold and flu season, which benefited the Upper Respiratory and Pain and Sleep-Aids categories, and Skin Care;

•$68.3 million increase from four months of HRA Pharma sales (HRA Pharma was acquired on April 29,

Perrigo Company plc - Item 2
CSCI

2022), inclusive of an unfavorable impact of $22.1 million for the first half of the year from distributor transition sales returns as part of the integration strategy to capture synergies; and

•$33.9 million decrease from unfavorable foreign currency translation.

Sales	Six Months Ended
(in millions, except percentages)(1)	July 1, 2023	July 2, 2022	$ Change	% Change
Skin Care	$206.4	$176.4	$30.0	17.0%
Upper Respiratory	149.7	125.3	24.4	19.5%
Healthy Lifestyle	127.0	118.0	9.0	7.6%
Pain and Sleep-Aids	102.7	103.1	(0.4)	(0.4)%
VMS	89.3	91.8	(2.5)	(2.7)%
Women's Health	61.0	37.0	24.0	64.9%
Oral Care	50.7	49.5	1.2	2.4%
Digestive Health	19.2	19.2	—	—%
Other CSCI	54.4	37.9	16.5	43.5%
Total CSCI	$860.4	$758.2	$102.2	13.5%
(1) We updated our global reporting product categories as a result of our product portfolio reconfiguration. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.

Sales in each category were driven primarily by:

•Skin Care: Net sales of $206.4 million increased 17.0%, inclusive of a 7.5% unfavorable effect of currency translation, driven primarily by the addition of HRA Pharma brands, including Compeed®;
•Upper Respiratory: Net sales of $149.7 million increased 19.5%, inclusive of an 4.0% unfavorable effect of currency translation, due primarily to strong demand for cough cold products, including Bronchostop and Coldrex, stemming from a relatively stronger cough cold and flu season. Net sales of the U.K. allergy brand Beconase were also higher compared to the prior year period;
•Healthy Lifestyle: Net sales of $127.0 million increased 7.6%, inclusive of a 2.0% unfavorable effect of currency translation, due primarily to higher net sales of anti-parasite offerings that continue to outpace strong category growth, partially offset by lower category consumption in weight management impacting XLS Medical;
•Pain & Sleep-Aids: Net sales of $102.7 million decreased 0.4%, due primarily to a 3.8% unfavorable effect of currency translation and lower sales of Nytol due to timing of shipments to customers, partially offset by higher demand for Solpadeine;
•VMS: Net sales of $89.3 million decreased 2.7%, inclusive of a 1.8% unfavorable effect of currency translation, primarily due to higher sales of VMS in the prior year due to pandemic related demand;
•Women's Health: Net sales of $61.0 million increased 64.9%, inclusive of a 3.7% unfavorable effect of currency translation, due primarily to the addition of HRA Pharma brands, including ellaOne® and NorLevo®;
•Oral Care: Net sales of $50.7 million increased 2.4%, inclusive of a 3.5% unfavorable effect of currency translation, due primarily to new products and market share gains;
•Digestive Health and Other: Net sales of $73.6 million increased 28.9%, inclusive of a 8.2% unfavorable effect of currency translation, due primarily to the addition of the HRA Pharma Rare Diseases portfolio in the Other category.
Operating income increased $12.3 million, or 69.5%, due primarily to:
•$61.5 million increase in gross profit due primarily to higher gross profit flow-through resulting from positive sales pricing benefits and the addition of HRA Pharma, partially offset by $16.9 million of unfavorable foreign currency translation and $18.1 million distributor transition sales returns. Gross profit as a percentage of net sales increased 170 basis points due primarily to the same factors that drove gross profit; and

Perrigo Company plc - Item 2
CSCI

•$49.2 million increase in operating expenses due primarily to higher selling and administrative employee expenses, higher advertising and promotion investments, and other operating expenses as a result of the integration of HRA Pharma, and inflation, partially offset by a $8.7 million decrease from foreign currency translation.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Six Months Ended
July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
$49.7	$94.7	$105.6	$167.7

The decrease of $45.0 million in unallocated expenses during the three months ended July 1, 2023, and the decrease of $62.1 million during the six months ended July 1, 2023, compared to the prior year periods was due primarily to a decrease in acquisition expenses associated with HRA Pharma and certain unallocated restructuring expenses.

Interest expense, net, and Other (income) expense, net

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest expense, net	$44.0	$38.3	$87.6	$74.1
Other (income) expense, net	$(9.7)	$53.8	$(9.0)	$52.7
Loss on extinguishment of debt	$—	$9.3	$—	$9.3

The $5.7 million increase in Interest Expense, net during the three months ended July 1, 2023, and the $13.5 million increase during the six months ended July 1, 2023, compared to the prior year periods was due primarily to an increase in outstanding borrowings under our New Senior Secured Credit Facilities (as defined in Item 1. Note 11).

The $63.5 million decrease in expense in Other (Income) Expense, net during the three months ended July 1, 2023 compared to the prior year period was due primarily to the absence of a prior year unfavorable change in revaluation of foreign currency expense associated with the acquisition of HRA Pharma, a prior year unfavorable termination expense of the forward currency options related to the acquisition of HRA Pharma, and higher milestone income related to legacy royalty rights in the current year.

The $61.7 million decrease in expense in Other (Income) Expense, net during the six months ended July 1, 2023 compared to the prior year period was due primarily to the same factors as noted above, partially offset by the absence of a prior year favorable pension plan matter and current year foreign currency and hedging expenses.

The $9.3 million decrease in loss on extinguishment of debt was due to the prior year write-off of certain deferred financing fees and make whole payments on debt redeemed prior to maturity.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
60.5%	40.1%	70.8%	45.4%

The effective tax rate on the pre-tax income for the three and six months ended July 1, 2023 increased compared to the effective tax rate on the pre-tax loss for the three and six months ended July 2, 2022, primarily due to audit settlements occurring in the three months ended July 1, 2023. The effective tax rate for these periods differs from

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

the statutory income tax rate of 12.5% primarily due to non-deductible expenses as well as the impact of audit settlements in these periods.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the war in Ukraine, inflation and interest rates, the status of material contingent liabilities, recent financial market volatility, the COVID-19 pandemic and other uncertainties.

Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the war in Ukraine, inflation and interest rates, the status of material contingent liabilities, financial market volatility, the COVID-19 pandemic or other uncertainties have a material impact on our capital requirements.

Cash and Cash Equivalents

(in millions)	July 1, 2023	December 31, 2022
Cash and cash equivalents	$555.2	$600.7
Working capital(1)	$1,199.3	$1,041.8
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

Cash Flows

The following table includes summarized cash flow activities:

	Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	$ Change
Net cash from operating activities	$72.3	$62.2	$10.1
Net cash for investing activities	(24.0)	(1,911.7)	1,887.7
Net cash (for) from financing activities	(99.3)	507.1	(606.4)
Effect of exchange rate changes on cash and cash equivalents	5.5	(51.6)	57.1
Net increase (decrease) in cash and cash equivalents	$(45.5)	$(1,394.0)	$1,348.5

Net cash from (for) Operating Activities

The $10.1 million increase in operating cash flow was primarily driven by an increase in cash flow from the change in net earnings after adjustments for items including accrued income taxes and depreciation and amortization, partially offset by higher working capital, primarily related to timing of sales and receipt of payments.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Net cash from (for) Investing Activities

The $1.9 billion increase in investing cash flow was due to the absence of a $1.9 billion cash paid for the acquisition of HRA Pharma in the prior year, partially offset by $58.7 million of prior year proceeds from the sale of our Latin American businesses and from an ANDA for a generic topical lotion related to our RX business sale, and from $15.6 million primarily driven by higher milestone income related to legacy royalty rights in the current year.

Net cash from (for) Financing Activities

The $606.4 million decrease in financing cash flow was due primarily to $597.2 million from the issuance of our New Senior Secured Credit Facilities in the prior year, net of term loan repayments and debt issuance costs, and $14.9 million of current year payments on our New Senior Secured Credit Facilities and $3.6 million increase in dividend payments compared to the prior year, partially offset by installment and working capital proceeds in the current year from the sale of our Latin American businesses.

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

As of July 1, 2023 and December 31, 2022, we had $1,573.4 million and $1,588.3 million outstanding under the 2022 Term Loan Facilities, respectively. Our short term debt as of July 1, 2023 of $38.4 million is comprised of (i) principal payments of the 2022 Term Loan Facilities and (ii) leases.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in 2024.

On April 20, 2022, we and our wholly owned subsidiary, Perrigo Investments, LLC, entered into a $1.0 billion five-year revolving credit facility (the "2022 Revolver") as part of its New Senior Secured Credit Facilities (as defined in Item 1. Note 11). There were no borrowings outstanding under the 2022 Revolver as of July 1, 2023 or December 31, 2022.

We are in compliance with all the covenants under our debt agreements as of July 1, 2023.

Other Financing

We have overdraft facilities available that we may use to support our cash management operations. There were no borrowings outstanding under the overdraft facilities as of July 1, 2023 or December 31, 2022.

Leases

We had $227.9 million and $238.6 million of lease liabilities and $227.3 million and $239.1 million of lease assets as of July 1, 2023 and December 31, 2022, respectively.

Credit Ratings

Our credit ratings on July 1, 2023 were Ba2 (negative), BB (stable), and BB+ (negative), by Moody's Investor Services, S&P Global Ratings, and Fitch Ratings Inc., respectively. On March 15, 2023, Moody's downgraded our Corporate Family Rating to Ba2 from Ba1 and senior unsecured notes ratings to Ba3 from Ba2 and the rating outlooks remained negative. Due to the downgrade, the interest of the 3.150% Senior Notes due 2030 stepped up from 4.400% to 4.650% on payments made after June 15, 2023. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, as trustee.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Guarantor Financial Information

As detailed in Item 1. Note 11, our Guarantor Subsidiaries and the Borrower under the New Senior Secured Credit Facilities provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Loan Parties provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.650% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc is presented in the table below:

	July 1, 2023	December 31, 2022
Current Assets	$1,989.2	$1,975.7
Non-current Assets	$4,726.8	$4,819.1
Current liabilities	$664.6	$734.9
Non-current liabilities	$11,112.9	$11,036.2
Due to non-guarantors	$6,399.5	$6,346.4

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc is presented in the table below:

Six Months Ended
July 1, 2023
Total Revenues	$1,666.8
Gross Profit	$463.1
Operating Income (loss)	$2.0
Net Income (loss)	$(27.3)
Revenue from non-guarantors	$51.8
Other (income) expense to non-guarantors	$(95.8)

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Contractual Obligations

There were no material changes in contractual obligations as of July 1, 2023 from those provided in our 2022 Form 10-K.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of July 1, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of July 1, 2023. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of July 1, 2023. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Rx-to-OTC switches are part of our future growth. If regulatory agencies fail to approve Rx-to-OTC switches in new product categories or reassess the terms of existing OTC classifications, our growth prospects and product mix would be impaired. Further, regulatory agencies may reassess the terms of OTC classification if

Perrigo Company plc - Item 1A
Risk Factors

they perceive a shift in the previously assessed benefit/risk profile. Any such reassessment could lead to OTC products reverting to prescription. For example, as described in Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2022, Irish regulators are undertaking a formal review of non-prescription codeine products, which could result in the reclassification of codeine to prescription-only after a brief transition period. A final opinion is expected by the end of the third quarter of 2023. Sales of products containing codeine in Ireland were approximately $8 million in 2022. Moreover, a reclassification by Ireland could lead to reviews in other jurisdictions as well.
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

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended July 1, 2023, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Employment Agreement, effective as of June 30, 2023, by and between Perrigo Company and Patrick Lockwood-Taylor. (incorporated by reference from Exhibit 10.1 on Form 8-K filed on June 8, 2023).

10.2
Form of Restricted Stock Unit Award Agreement (Performance Based) under the Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 on Form 8-K filed on June 8, 2023).

10.3
Form of Restricted Stock Unit Award Agreement (Service Based) under the Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 on Form 8-K filed on June 8, 2023).

22	List of Guarantor Subsidiaries (filed herewith).

31.1	Rule 13a-14(a) Certification by Patrick Lockwood-Taylor, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Eduardo Bezerra, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	August 8, 2023	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 8, 2023	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)