Form 10-Q
period 2023-09-30
PERRIGO Co plc
filed 2023-11-07
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023

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

As of November 3, 2023, there were 135,506,489 ordinary shares outstanding.

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: supply chain impacts on the Company’s business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business; future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding the Company’s ability to obtain and maintain its regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of the coronavirus (COVID-19) pandemic and its variants, or other epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve the benefits expected from the sale of its Rx business and the risk that potential costs or liabilities incurred or retained in connection with that transaction may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company’s ability to achieve the benefits expected from the acquisitions of Héra SAS ("HRA Pharma") and Nestlé’s Gateway infant formula plant along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway") and/or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisitions; risks associated with the integration of HRA Pharma and Gateway, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including the Company’s ability to achieve the expected benefits from its Supply Chain Reinvention Program. Adverse results with respect to pending litigation could have a material adverse impact on the Company's operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2022, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$1,123.8	$1,100.2	$3,498.7	$3,296.3
Cost of sales	712.6	737.3	2,245.6	2,223.5
Gross profit	411.2	362.9	1,253.1	1,072.8

Operating expenses
Distribution	27.8	30.6	85.0	84.5
Research and development	29.6	29.8	92.9	90.5
Selling	150.2	144.5	489.2	431.0
Administration	126.0	105.9	393.6	386.0
Restructuring	15.5	19.1	25.7	32.2
Other operating (income) expense, net	—	(0.1)	(0.8)	0.7
Total operating expenses	349.1	329.8	1,085.6	1,024.9

Operating income	62.1	33.1	167.5	47.9

Interest expense, net	43.5	41.0	131.1	115.1
Other (income) expense, net	(0.6)	(4.0)	(9.6)	48.7
(Gain) loss on extinguishment of debt	—	(0.4)	—	8.9
Income (loss) from continuing operations before income taxes	19.2	(3.5)	46.0	(124.8)
Income tax expense (benefit)	3.8	48.6	22.7	(6.6)
Income (loss) from continuing operations	15.4	(52.1)	23.3	(118.2)
Income (loss) from discontinued operations, net of tax	(1.2)	2.7	(3.7)	1.3
Net income (loss)	$14.2	$(49.4)	$19.6	$(116.9)

Earnings (loss) per share
Basic
Continuing operations	$0.11	$(0.39)	$0.17	$(0.88)
Discontinued operations	(0.01)	0.02	(0.03)	0.01
Basic earnings (loss) per share	$0.10	$(0.37)	$0.14	$(0.87)
Diluted
Continuing operations	$0.11	$(0.39)	$0.17	$(0.88)
Discontinued operations	(0.01)	0.02	(0.03)	0.01
Diluted earnings (loss) per share	$0.10	$(0.37)	$0.14	$(0.87)

Weighted-average shares outstanding
Basic	135.5	134.6	135.2	134.4
Diluted	136.9	134.6	136.6	134.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income (loss)	$14.2	$(49.4)	$19.6	$(116.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(101.3)	(270.5)	(65.0)	(477.9)
Change in fair value of derivative financial instruments, net of tax	3.9	101.0	15.6	132.5
Change in post-retirement and pension liability, net of tax	(0.6)	(0.8)	(1.7)	(7.5)
Other comprehensive income (loss), net of tax	(98.0)	(170.3)	(51.1)	(352.9)
Comprehensive income (loss)	$(83.8)	$(219.7)	$(31.5)	$(469.8)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$598.3	$600.7
Accounts receivable, net of allowance for credit losses of $8.2 and $6.8, respectively	737.8	697.1
Inventories	1,149.5	1,150.3
Prepaid expenses and other current assets	279.7	271.8
Total current assets	2,765.3	2,719.9
Property, plant and equipment, net	902.9	926.3
Operating lease assets	199.9	217.1
Goodwill and indefinite-lived intangible assets	3,554.7	3,549.0
Definite-lived intangible assets, net	2,941.4	3,230.2
Deferred income taxes	6.8	7.1
Other non-current assets	387.3	367.7
Total non-current assets	7,993.0	8,297.4
Total assets	$10,758.3	$11,017.3
Liabilities and Shareholders’ Equity
Accounts payable	$433.1	$537.3
Payroll and related taxes	108.8	136.4
Accrued customer programs	156.3	139.1
Other accrued liabilities	262.3	250.2
Accrued income taxes	9.8	14.4
Current indebtedness	38.1	36.2
Total current liabilities	1,008.4	1,113.6
Long-term debt, less current portion	4,048.5	4,070.4
Deferred income taxes	349.4	368.2
Other non-current liabilities	613.9	623.0
Total non-current liabilities	5,011.8	5,061.6
Total liabilities	6,020.2	6,175.2
Contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,864.2	6,936.7
Accumulated other comprehensive income	(78.1)	(27.0)
Retained earnings (accumulated deficit)	(2,048.0)	(2,067.6)
Total shareholders’ equity	4,738.1	4,842.1
Total liabilities and shareholders' equity	$10,758.3	$11,017.3

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	135.5	134.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2021	133.8	$7,043.2	$35.5	$(1,927.0)	$5,151.7
Net loss	—	—	—	(2.4)	(2.4)
Other comprehensive loss	—	—	(20.5)	—	(20.5)
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	26.3	—	—	26.3
Cash dividends, $0.26 per share	—	(34.2)	—	—	(34.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(16.4)	—	—	(16.4)
Balance at April 2, 2022	134.6	$7,018.9	$15.0	$(1,929.4)	$5,104.5

Net loss	—	—	—	(65.1)	(65.1)
Other comprehensive loss	—	—	(161.8)	—	(161.8)
Compensation for restricted stock	—	9.0	—	—	9.0
Cash dividends, $0.26 per share	—	(35.4)	—	—	(35.4)
Shares withheld for payment of employees' withholding tax liability	—	(1.4)	—	—	(1.4)
Balance at July 2, 2022	134.6	$6,991.1	$(146.8)	$(1,994.5)	$4,849.8

Net loss	—	—	—	(49.4)	(49.4)
Other comprehensive income	—	—	(170.3)	—	(170.3)
Compensation for restricted stock	—	9.3	—	—	9.3
Cash dividends, $0.26 per share	—	(35.5)	—	—	(35.5)
Shares withheld for payment of employees' withholding tax liability	—	(1.2)	—	—	(1.2)
Balance at October 1, 2022	134.6	$6,963.7	$(317.1)	$(2,043.9)	$4,602.7

Perrigo Company plc - Item 1

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2022	134.7	$6,936.7	$(27.0)	$(2,067.6)	$4,842.1
Net loss	—	—	—	(3.0)	(3.0)
Other comprehensive income	—	—	20.7	—	20.7
Restricted stock plan	1.0	—	—	—	—
Compensation for restricted stock	—	24.9	—	—	24.9
Cash dividends, $0.27 per share	—	(36.2)	—	—	(36.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(14.6)	—	—	(14.6)
Balance at April 1, 2023	135.3	$6,910.8	$(6.3)	$(2,070.6)	$4,833.9

Net income	—	—	—	8.4	8.4
Other comprehensive income	—	—	26.2	—	26.2
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	18.6	—	—	18.6
Cash dividends, $0.27 per share	—	(37.0)	—	—	(37.0)
Shares withheld for payment of employees' withholding tax liability	—	(1.5)	—	—	(1.5)
Balance at July 1, 2023	135.4	$6,890.9	$19.9	$(2,062.2)	$4,848.6

Net income	—	—	—	14.2	14.2
Other comprehensive loss	—	—	(98.0)	—	(98.0)
Restricted stock plan	0.2	—	—	—	—
Compensation for restricted stock	—	14.7	—	—	14.7
Cash dividends, $0.27 per share	—	(38.9)	—	—	(38.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(2.5)	—	—	(2.5)
Balance at September 30, 2023	135.5	$6,864.2	$(78.1)	$(2,048.0)	$4,738.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash Flows From (For) Operating Activities
Net income (loss)	$19.6	$(116.9)
Adjustments to derive cash flows:
Depreciation and amortization	273.6	241.5
Share-based compensation	58.2	46.7
Restructuring charges	25.7	32.2
Amortization of debt discount (premium)	1.8	(2.8)
Foreign currency remeasurement loss	—	39.4
Loss on sale of business	—	1.4
Deferred income taxes	12.3	(19.6)
Gain on sale of assets	(4.0)	(5.8)
Other non-cash adjustments, net	(2.7)	3.4
Subtotal	384.5	219.5
Increase (decrease) in cash due to:
Accounts receivable	(70.6)	(38.6)
Accounts payable	(92.9)	46.1
Payroll and related taxes	(52.7)	(40.5)
Accrued income taxes	(54.4)	(50.1)
Inventories	(5.5)	(78.8)
Accrued liabilities	13.2	19.0
Prepaid expenses and other current assets	35.9	6.7
Accrued customer programs	20.5	15.7
Other operating, net	18.8	22.4
Subtotal	(187.7)	(98.1)
Net cash from operating activities	196.8	121.4
Cash Flows From (For) Investing Activities
Additions to property, plant and equipment	(75.0)	(70.0)
Acquisitions of businesses, net of cash acquired	—	(1,901.4)
Settlement of acquisition-related foreign currency derivatives	—	(37.1)
Asset acquisitions	—	(10.3)
Net proceeds from sale of businesses	—	58.7
Proceeds from sale of assets	2.0	24.8
Proceeds from royalty rights	18.3	2.7
Net cash for investing activities	(54.7)	(1,932.6)
Cash Flows From (For) Financing Activities
Cash dividends	(112.1)	(107.0)
Payments on long-term debt	(24.0)	(964.8)
Issuances of long-term debt	—	1,587.3
Payments for debt issuance costs	—	(20.9)
Premiums on early debt retirement	—	(12.2)
Proceeds on seller-financed divestiture		4.3
Other financing, net	(6.5)	(22.6)
Net cash (for) from financing activities	(142.6)	464.1
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(63.5)
Net decrease in cash and cash equivalents	(2.4)	(1,410.6)
Cash and cash equivalents of continuing operations, beginning of period	600.7	1,864.9
Cash and cash equivalents held for sale, beginning of period	—	14.4
Cash and cash equivalents of continuing operations, end of period	$598.3	$468.7

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Balance at beginning of period	$8.1	$7.3	$6.8	$7.2
Provision for credit losses, net	0.6	0.7	1.9	2.9
Receivables written-off	(0.2)	(0.9)	(0.7)	(3.1)
Recoveries collected	—	—	0.4	—
Currency translation adjustment	(0.3)	(0.2)	(0.2)	(0.1)
Balance at end of period	$8.2	$6.9	$8.2	$6.9

NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category(1) (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
CSCA
Nutrition	$130.7	$124.4	$435.4	$376.7
Upper Respiratory	130.2	132.2	422.2	430.9
Digestive Health	117.1	119.6	368.0	363.3
Pain and Sleep-Aids	94.1	104.0	295.0	309.5
Healthy Lifestyle	79.4	73.8	220.1	208.7
Oral Care	76.5	83.6	237.8	230.6
Skin Care	47.6	48.9	150.7	138.4
Women's Health	10.2	12.4	34.6	32.6
Vitamins, Minerals, and Supplements ("VMS")	4.3	7.1	12.7	23.0
Other CSCA(2)	13.4	16.3	41.4	46.5
Total CSCA	$703.5	$722.3	$2,217.9	$2,160.2
CSCI
Skin Care	$86.7	$81.1	$293.1	$257.5
Upper Respiratory	78.2	69.2	227.9	194.5
Pain and Sleep-Aids	61.1	46.1	163.8	149.2
Healthy Lifestyle	52.4	47.6	179.4	165.6
VMS	46.1	46.4	135.4	138.2
Women's Health	28.5	28.7	89.5	65.7
Oral Care	24.8	21.7	75.5	71.2
Digestive Health	10.8	8.2	30.0	27.4
Other CSCI(3)	31.7	28.9	86.1	66.8
Total CSCI	420.3	377.9	1,280.7	1,136.1
Total net sales	$1,123.8	$1,100.2	$3,498.7	$3,296.3
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

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized over time. Customer contracts recognized over time exist predominately in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $77.0 million and $267.3 million for the three and nine months ended September 30, 2023, respectively, and $102.2 million and $270.6 million for the three and nine months ended October 1, 2022, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	September 30, 2023	December 31, 2022
Short-term contract assets	Prepaid expenses and other current assets	$23.6	$41.5

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
U.S.	$690.3	$716.1	$2,176.3	$2,116.7
Europe(2)	399.8	365.1	1,232.6	1,098.8
All other countries(3)	33.7	19.0	89.8	80.8
Total net sales	$1,123.8	$1,100.2	$3,498.7	$3,296.3
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $11.9 million and $31.0 million for the three and nine months ended September 30, 2023, respectively, and $6.2 million and $20.1 million for the three and nine months ended October 1, 2022, respectively.
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

Perrigo Company plc - Item 1
Note 3

Nestlé’s Gateway Infant Formula Plant and GoodStart® infant formula brand Acquisition

On November 1, 2022, we purchased Nestlé’s Gateway infant formula plant in Eau Claire, Wisconsin, along with the U.S. and Canadian rights to the GoodStart® infant formula brand ("Gateway"), for $110.0 million in cash, subject to customary post-closing adjustments. The acquisition was accounted for as a business combination and operating results attributable to the products are included in our CSCA segment in the Nutrition product category. There were no measurement period adjustments to the provisional opening balance sheet as of the acquisition date. As of the third quarter of 2023 the opening balance sheet is final.

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma information as if the HRA Pharma and Gateway acquisitions had occurred on January 1, 2021 and had been combined with the results reported in our Condensed Consolidated Statements of Operations for all periods presented (in millions):

	Three Months Ended	Nine Months Ended
(Unaudited)	October 1, 2022	October 1, 2022
Net sales	$1,156.1	$3,572.0
Income (loss) from continuing operations	$(28.0)	$(33.9)

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

Perrigo Company plc - Item 1
Note 4
supply certain products to Perrigo. The supply agreements have a term of four years, extendable up to seven years by the party who is the purchaser of the products under such agreement. We also extended distribution rights to the Rx business for certain OTC products owned and manufactured by Perrigo that may be fulfilled through pharmacy channels, in return for a share of the net profits.

In connection with the sale, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 16 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris' obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. We have not requested payments from Altaris related to the indemnity of these liabilities during the three and nine months ended September 30, 2023.

Current and prior period reported net loss from discontinued operations primarily relates to legal fees, partially offset by an income tax benefit.

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	September 30, 2023	December 31, 2022
Finished goods	$671.6	$620.3
Work in process	241.1	262.2
Raw materials	236.8	267.8
Total inventories	$1,149.5	$1,150.3

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	September 30, 2023	December 31, 2022
Fair value method	Prepaid expenses and other current assets	$0.1	$0.1
Fair value method(1)	Other non-current assets	$1.6	$1.7
Equity method	Other non-current assets	$60.5	$63.4
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense recognized in earnings of our equity securities (in millions):

		Three Months Ended		Nine Months Ended
Measurement Category	Income Statement Location	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Fair value method	Other operating (income) expense, net	$—	$0.1	$0.1	$0.4
Equity method	Other operating (income) expense, net	$0.3	$0.3	$1.5	$1.6

Perrigo Company plc - Item 1
Note 7

NOTE 7 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	September 30, 2023	December 31, 2022
Operating	Operating lease assets	$199.9	$217.1
Finance	Other non-current assets	19.4	22.0
Total		$219.3	$239.1

Liabilities	Balance Sheet Location	September 30, 2023	December 31, 2022
Current
Operating	Other accrued liabilities	$27.9	$28.4
Finance	Current indebtedness	2.1	3.3
Non-Current
Operating	Other non-current liabilities	173.0	189.5
Finance	Long-term debt, less current portion	16.3	17.4
Total		$219.3	$238.6

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
CSCA	$93.9	$100.5	$13.2	$13.8
CSCI	44.2	49.5	6.0	6.6
Unallocated	61.8	67.1	0.2	1.6
Total	$199.9	$217.1	$19.4	$22.0

	Liabilities
	Operating		Financing
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
CSCA	$95.9	$102.2	$14.5	$14.9
CSCI	46.9	51.7	3.7	4.1
Unallocated	58.1	64.0	0.2	1.7
Total	$200.9	$217.9	$18.4	$20.7

Lease expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating leases(1)	$11.8	$11.1	$34.4	$31.7

Finance leases
Amortization	$0.9	$1.3	$3.1	$4.2
Interest	0.1	0.2	0.4	0.5
Total finance leases	$1.0	$1.5	$3.5	$4.7
(1) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 1
Note 7

The annual future maturities of our leases as of September 30, 2023 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2023	$8.4	$0.7	$9.1
2024	31.2	2.5	33.7
2025	28.4	2.3	30.7
2026	22.6	2.2	24.8
2027	21.6	2.1	23.7
After 2027	117.3	11.6	128.9
Total lease payments	229.5	21.4	250.9
Less: Interest	28.6	3.0	31.6
Present value of lease liabilities	$200.9	$18.4	$219.3

Our weighted average lease terms and discount rates are as follows:

	September 30, 2023	October 1, 2022
Weighted-average remaining lease term (in years)
Operating leases	10.65	11.35
Finance leases	9.41	9.45
Weighted-average discount rate
Operating leases	2.7%	2.5%
Finance leases	3.1%	2.9%

Our lease cash flow classifications are as follows (in millions):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$27.0	$30.6
Operating cash flows for finance leases	$0.4	$0.5
Financing cash flows for finance leases	$2.8	$3.8

Leased assets obtained in exchange for new finance lease liabilities	$0.5	$—
Leased assets obtained in exchange for new operating lease liabilities	$5.9	$62.3

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2022	Purchase accounting adjustments	Currency translation adjustments	September 30, 2023
CSCA(1)	$2,044.4	$35.2	$(2.0)	$2,077.6
CSCI(2)	1,446.0	45.4	(19.3)	1,472.1
Total goodwill	$3,490.4	$80.6	$(21.3)	$3,549.7
(1) We had accumulated goodwill impairments of $6.1 million as of September 30, 2023 and December 31, 2022.
(2) We had accumulated goodwill impairments of $878.4 million as of September 30, 2023 and December 31, 2022.

Perrigo Company plc - Item 1
Note 8

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	September 30, 2023		December 31, 2022
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:(1)
Trademarks, trade names, and brands	$3.2	$—	$3.2	$—
In-process research and development	1.8	—	55.4	—
Total indefinite-lived intangibles	$5.0	$—	$58.6	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$94.6	$60.8	$94.9	$58.1
Developed product technology, formulations, and product rights	522.6	230.1	484.8	211.8
Customer relationships and distribution networks	1,814.4	1,049.9	1,825.1	965.9
Trademarks, trade names, and brands	2,408.3	557.7	2,542.2	481.0
Non-compete agreements	2.0	2.0	2.0	2.0
Total definite-lived intangibles	$4,841.9	$1,900.5	$4,949.0	$1,718.8
Total intangible assets	$4,846.9	$1,900.5	$5,007.6	$1,718.8
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

On July 13, 2023, we announced that we received final approval from the U.S. Food and Drug Administration for Opill®, a progestin-only daily oral contraceptive, for over-the-counter (OTC) use for all ages. As a result, the Opill® in-process research and development (“IPR&D”), acquired through the 2022 acquisition of HRA Pharma, has been reclassified from indefinite-lived to finite-lived intangible asset in the third quarter subsequent to a fair value analysis.

We recorded amortization expense of $68.0 million and $202.7 million for the three and nine months ended September 30, 2023, respectively and $67.9 million and $178.8 million for the three and nine months ended October 1, 2022, respectively.

NOTE 9 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	September 30, 2023			December 31, 2022
Measured at fair value on a recurring basis:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment securities	$—	$—	$—	$0.1	$—	$—
Foreign currency forward contracts	—	5.2	—	—	4.2	—
Interest rate swap agreements	—	—	—	—	3.0	—
Total assets	$—	$5.2	$—	$0.1	$7.2	$—
Liabilities:
Cross-currency swap	$—	$96.2	$—	$—	$96.1	$—
Foreign currency forward contracts	—	1.4	—	—	5.2	—
Total liabilities	$—	$97.6	$—	$—	$101.3	$—

There were no transfers within Level 3 fair value measurements during the three and nine months ended September 30, 2023 or the year ended December 31, 2022.

Perrigo Company plc - Item 1
Note 9

Non-recurring Fair Value Measurements

Non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. During the three months ended September 30, 2023, an asset within CSCI was measured for impairment purposes and an impairment of $11.2 million was recorded (refer to Note 14).

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Public Bonds	Level 1	Level 1
Carrying value (excluding discount)	$2,544.4	$2,544.4
Fair value	$2,258.9	$2,225.4

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

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Foreign Currency Option Contracts

In September 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that were scheduled to mature in September 2022. In April 2022, due to market conditions, we unwound the two options and entered into two new undesignated options to economically hedge the purchase price for HRA Pharma for a total notional amount of $2.0 billion. All premiums associated with the HRA Pharma related currency options were settled in April 2022 for $37.1 million. Within Other (income) expense we recorded no loss and $16.2 million for the three and nine months ended October 1, 2022, respectively. There was no activity during the three and nine months ended September 30, 2023.

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

Perrigo Company plc - Item 1
Note 10

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

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	September 30, 2023	December 31, 2022
British Pound (GBP)	$83.6	$224.9
European Euro (EUR)	77.4	61.7
Swedish Krona (SEK)	45.7	56.9
United States Dollar (USD)	35.7	51.7
Danish Krone (DKK)	26.3	51.7
Chinese Yuan (CNH)	22.7	34.4
Canadian Dollar (CAD)	20.0	24.9
Polish Zloty (PLZ)	5.9	25.2
Norwegian Krone (NOK)	5.1	12.4
Hungarian Forint (HUF)	3.7	10.6
Mexican Peso (MXN)	—	13.3
Other (1)	4.7	25.9
Total	$330.8	$593.6
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

Perrigo Company plc - Item 1
Note 10

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	September 30, 2023	December 31, 2022
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.6	$1.1
Interest rate swap agreements	Prepaid expenses and other current assets	—	3.0
Foreign currency forward contracts	Other non-current assets	0.4	0.7
Interest rate swap agreements	Other non-current assets	71.5	47.5
Total designated derivative assets		$72.5	$52.3
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$4.2	$2.4
Total non-designated derivative assets		$4.2	$2.4
Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$0.8	$4.2
Cross-currency swap	Other accrued liabilities	96.2	96.1
Total designated derivative liabilities		$97.0	$100.3
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$0.6	$1.0

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Foreign currency forward contracts	Other (income) expense, net	$(0.3)	$(2.9)	$(4.7)	$(0.9)
	Interest expense, net	(1.6)	0.1	(2.2)	(0.2)
		$(1.9)	$(2.8)	$(6.9)	$(1.1)

Foreign currency options	Other (income) expense, net	$—	$—	$—	$16.2

Perrigo Company plc - Item 1
Note 10

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

	Gain/(Loss)
		Reclassified from AOCI into Earnings		Related to Amounts Excluded from Effectiveness Testing
	Amount Recorded in OCI(1)	Classification	Amount(2)	Classification	Amount Recognized in Earnings on Derivatives
Three Months Ended September 30, 2023
Cash flow hedges
Interest rate swap agreements	$17.7	Interest expense, net	$6.4	Interest expense, net	$—
Foreign currency forward contracts	$(6.8)	Net sales	$(0.2)	Net sales	$0.2
		Cost of sales	$0.2	Cost of sales	$0.1
				Other (income) expense, net	$—
	$10.9		$6.4		$0.3
Net investment hedges
Cross-currency swap	$40.1			Interest expense, net	$6.4

Nine Months Ended September 30, 2023
Cash flow hedges
Interest rate swap agreements	$20.9	Interest expense, net	$16.2	Interest expense, net	$—
Foreign currency forward contracts	(17.0)	Net sales	—	Net sales	0.4
		Cost of sales	0.4	Cost of sales	0.1
				Other (income) expense, net	(0.5)
	$3.9		$16.6		$—
Net investment hedges
Cross-currency swap	$(0.1)			Interest expense, net	$19.2

Three Months Ended October 1, 2022
Cash flow hedges
Interest rate swap agreements	$65.4	Interest expense, net	$0.5	Interest expense, net	$—
Foreign currency forward contracts	$1.6	Net sales	0.4	Net sales	$(0.2)
		Cost of sales	(1.7)	Cost of sales	$(0.1)
				Other (income) expense, net	$(1.0)
	$67.0		$(0.8)		$(1.3)
Net investment hedges
Cross-currency swap	$90.5			Interest expense, net	$(6.7)

Nine Months Ended October 1, 2022
Cash flow hedges
Interest rate swap agreements	$59.2	Interest expense, net	$(1.4)	Interest expense, net	$—
Foreign currency forward contracts	(3.3)	Net sales	0.9	Net sales	(0.3)
		Cost of sales	(2.9)	Cost of sales	(0.1)
				Other (income) expense, net	(1.7)
	$55.9		$(3.5)		$(2.1)
Net investment hedges
Cross-currency swap	$124.7			Interest expense, net	$(10.9)
(1) Net gain of $1.2 million is expected to be reclassified out of AOCI into earnings during the next 12 months
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 13.

Perrigo Company plc - Item 1
Note 10

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended September 30, 2023
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,123.8	$712.6	$43.5	$(0.6)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.2)	$0.2	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.2	$0.1	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$6.4	$—

Nine Months Ended September 30, 2023
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,498.7	$2,245.6	$131.1	$(9.6)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$0.4	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.4	$0.1	$—	$(0.5)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$16.2	$—

Three Months Ended October 1, 2022
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,100.2	$737.3	$41.0	$(4.0)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.4	$(1.7)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.2)	$(0.1)	$—	$(1.0)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$0.5	$—

Nine Months Ended October 1, 2022
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,296.3	$2,223.5	$115.1	$48.7

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.9	$(2.9)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.3)	$(0.1)	$—	$(1.7)
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.4)	$—

Perrigo Company plc - Item 1
Note 11

NOTE 11 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

		September 30, 2023	December 31, 2022
Term loans
2022 Term loan A due April 20, 2027		478.1	493.8
2022 Term loan B due April 20, 2029		1,086.3	1,094.5
Total term loans		1,564.4	1,588.3
Notes and Bonds
Coupon	Due
3.900%	December 15, 2024	700.0	700.0
4.375%	March 15, 2026	700.0	700.0
4.650%	June 15, 2030(1)	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,544.4	2,544.4
Other financing		18.2	20.6
Unamortized discount, net		(13.9)	(15.9)
Deferred financing fees		(26.5)	(30.8)
Total borrowings outstanding		4,086.6	4,106.6
Current indebtedness		(38.1)	(36.2)
Total long-term debt less current portion		$4,048.5	$4,070.4
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

During the three and nine months ended September 30, 2023, principal repayments of $9.1 million and $24.0 million were made on the 2022 Term Loan A Facility and 2022 Term Loan B Facility, respectively.

There were no borrowings outstanding under the 2022 Revolver as of September 30, 2023 or December 31, 2022, respectively.

We are in compliance with all the covenants under our debt agreements as of September 30, 2023.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding under such facilities in the above table under "Other financing". There were no borrowings outstanding under the overdraft facilities as of September 30, 2023 or December 31, 2022.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 7).

NOTE 12 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Income (loss) from continuing operations	$15.4	$(52.1)	$23.3	$(118.2)
Income (loss) from discontinued operations, net of tax	(1.2)	2.7	(3.7)	1.3
Net income (loss)	$14.2	$(49.4)	$19.6	$(116.9)
Denominator:
Weighted average shares outstanding for basic EPS	135.5	134.6	135.2	134.4
Dilutive effect of share-based awards	1.4	—	1.4	—
Weighted average shares outstanding for diluted EPS (1)	136.9	134.6	136.6	134.4
(1) In the period of a net loss from continuing operations, diluted shares equal basic shares.

Shareholders' Equity

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three and nine months ended September 30, 2023 or October 1, 2022.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2022	$24.5	$(58.6)	$7.1	$(27.0)
OCI before reclassifications	32.2	(65.0)	(1.7)	(34.5)
Amounts reclassified from AOCI	(16.6)	—	—	(16.6)
Other comprehensive income (loss)	$15.6	$(65.0)	$(1.7)	$(51.1)
Balance at September 30, 2023	$40.1	$(123.6)	$5.4	$(78.1)

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

NOTE 14 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, asset impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	September 30, 2023
	Supply Chain Reinvention	HRA Pharma Integration	Other Initiatives	Total
Beginning balance	$—	$9.6	$3.8	$13.4
Additional charges	13.5	0.5	1.5	15.5
Payments	(2.3)	(4.0)	(2.8)	(9.0)
Non-cash adjustments	(11.2)	(0.1)	(0.4)	(11.7)
Ending balance	$—	$6.0	$2.2	$8.2

	Three Months Ended
	October 1, 2022
	Supply Chain Reinvention	Other Initiatives	Total
Beginning balance	$7.6	$5.9	$13.5
Additional charges	11.4	7.7	19.1
Payments	(10.0)	(2.9)	(12.9)
Non-cash adjustments	—	(0.4)	(0.4)
Ending balance	$9.0	$10.3	$19.3

	Nine Months Ended
	September 30, 2023
	Supply Chain Reinvention	HRA Pharma Integration	Other Initiatives	Total
Beginning balance	$2.2	$13.3	$4.3	$19.8
Additional charges	17.4	2.7	5.6	25.7
Payments	(8.4)	(10.1)	(7.8)	(26.3)
Non-cash adjustments	(11.2)	0.1	0.1	(11.0)
Ending balance	$—	$6.0	$2.2	$8.2

	Nine Months Ended
	October 1, 2022
	Supply Chain Reinvention	Other Initiatives	Total
Beginning balance	$—	$6.9	$6.9
Additional charges	22.3	9.9	32.2
Payments	(13.3)	(5.7)	(19.0)
Non-cash adjustments	—	(0.8)	(0.8)
Ending balance	$9.0	$10.3	$19.3

The charges incurred during the three and nine months ended September 30, 2023 and October 1, 2022 were primarily associated with actions taken on our multi-year supply chain restructuring program initiative started in 2022, and HRA Pharma integration activities associated with employee separation, continuity and other benefit-related costs. Supply chain restructuring charges in the three months ended September 30, 2023 included an asset impairment of $11.2 million and other restructuring charges of $2.3 million. We have incurred $15.2 million of cumulative restructuring expense to date related to HRA Pharma integration. We expect that most of the HRA Pharma restructuring expenses will be incurred by the end of 2023.

Perrigo Company plc - Item 1
Note 14

Of the amount recorded during the three and nine months ended September 30, 2023, $12.5 million and $19.2 million, respectively, was related to our CSCI segment, due primarily to supply chain restructuring (including the $11.2 million asset impairment) and HRA Pharma integration initiatives, and $2.3 million and $4.6 million related to our CSCA segment, also due primarily to supply chain restructuring initiatives. Of the amount recorded during the three and nine months ended October 1, 2022, $6.4 million and $8.1 million, respectively, was related to our CSCI segment, $6.8 million and $6.9 million was related to our CSCA segment, and $5.8 million and $17.2 million was related to our Unallocated segment. For all segments, amounts were due primarily to supply chain restructuring.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $8.2 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year.

NOTE 15 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
19.7%	(1,377.1)%	49.5%	5.3%

The effective tax rate on the pre-tax income for the three months ended September 30, 2023 decreased compared to the effective tax rate on the pre-tax loss for the three months ended October 1, 2022, primarily due to changes in the jurisdictional mix of earnings, as well as the impact of benefits not realized on certain pre-tax losses in the three months ended October 1, 2022. The effective tax rate on the pre-tax income for the nine months ended September 30, 2023, increased compared to the effective tax rate on the pre-tax loss for the nine months ended October 1, 2022, primarily due to audit settlements occurring in the current period, as well as the tax benefit of the loss on sale of our Latin American businesses recognized in the prior year. The effective tax rate for these periods differs from the statutory income tax rate of 12.5% primarily due to non-deductible expenses as well as the impact of audit settlements in these periods.

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

Perrigo Company plc - Item 1
Note 15

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

Perrigo Company plc - Item 1
Note 15

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

Summary

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of

Perrigo Company plc - Item 1
Note 15

September 30, 2023. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 16 - CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of September 30, 2023, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

While the Court has ordered that the class actions alleging “single drug” conspiracies involving Clobetasol will proceed on a more expedited basis (as a bellwether) than the other cases in MDL No. 2724, the classes voluntarily dismissed their claims against Perrigo relating to "single drug" conspiracies involving Clobetasol in May 2023. The Court also ordered that the State Attorney General Complaint (described below) will proceed as a bellwether case. The bellwether cases completed discovery during October 2023 under the schedule set by the Court, and motions for summary judgment will be due on June 28, 2024. No trial dates have been set for any of the bellwether cases, or any of the other cases in the MDL.

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

Perrigo Company plc - Item 1
Note 16

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

The parties took discovery from 2018 through 2020. After discovery ended, defendants filed motions for summary judgement and to exclude plaintiffs' experts, which were fully briefed. The case was then re-assigned to a new federal judge, who heard oral argument on the motions in April 2022. In July 2023 the court reassigned the case to another federal judge. On August 17, 2023, the court granted summary judgment to Ms. Brown on all claims and dismissed her from the case; the court granted summary judgment in part to Mr. Papa terminating the claim against him that he made false statements with respect to alleged collusive pricing at the Generic Rx business. The court did not grant summary judgment on statements made about the integration of Omega during 2015. As to the Company, the court reserved ruling on claims related to the Generic Rx unit and ordered further briefing on that issue as to Perrigo and set an argument in mid-November 2023 on that issue. The court also indicated it would later

Perrigo Company plc - Item 1
Note 16

address aspects of defendants’ challenges to the plaintiffs’ experts. The case remains ongoing against Perrigo while the court considers the remaining issues. There can be no certainty that Perrigo will be successful in these further proceedings. We intend to defend the lawsuit vigorously.

In addition to the class action, the following opt-out cases have been filed against us, and in some cases, Mr. Papa and Ms. Brown. We intend to defend these lawsuits vigorously. These cases in the New Jersey federal court currently are stayed pending further developments in the Roofers' case (discussed above). The lawsuits, contain factual allegations and claims that are similar to some or all of the factual allegations and claims in the class actions:

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

In June 2020, three Highfields Capital entities filed a lawsuit in Massachusetts State Court with factual allegations that generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and alleged Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants’ filed their answers in January 2022 denying liability. This is the only opt out case that has not been stayed during the summary judgment proceedings in the New Jersey federal court. The discovery phase in this case is underway (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court). The Court held a discovery conference and approved fact discovery deadlines into May 2023 and later deadlines to complete expert discovery. Subsequently, the Court held a further conference in March 2023 and revised the schedule with fact discovery ending in October 2023 and expert discovery in May 2024. Subsequently, on November 1, 2023, the Court issued a further revised scheduling order that ends fact discovery in March 2024, ends expert discovery in August 2024, and a post-discovery court conference in September 2024. We intend to defend the lawsuit vigorously.

In Israel (cases related to events in 2015-2017)

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased

Perrigo Company plc - Item 1
Note 16

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

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our former CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in a securities class action case (for those who purchased on a U.S. exchange) in New York federal court in which the settlement received final approval in February 2022. The Baron case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. Since 2019, the court granted several requests by Perrigo to stay the proceedings pending the resolution of proceedings in the New York federal court. During 2022, the case was reassigned to a newly-appointed judge. After the settlement of the U.S. case in New York federal court, Perrigo's counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The parties then sought further stays of the case while they attempted mediation, which the Court granted. In April 2023, the parties reported to the Court that the mediation had led to a preliminary agreement on settlement; the Court set a deadline for the parties to file settlement papers, which was later extended to November 16, 2023.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of October 13, 2023, the Company is currently named in 101 individual lawsuits seeking compensatory and punitive damages. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2023, 2024 and 2025, with the earliest trial date commencing in November 2023.

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

Perrigo Company plc - Item 1
Note 16

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

Excepting the MDL due to the nature of the multiple dismissals as described above, as of October 13, 2023, the Company has been named in 202 personal injury lawsuits, primarily in the state courts of California and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Plaintiffs seek compensatory and punitive damages, and in some instances seek applicable remedies under state consumer protection laws. The Company believes that it has strong defenses to such claims based on a significant body of scientific evidence, and pursuant to the doctrine of federal preemption. As noted above, the Company has won multiple motions to dismiss in the MDL, most recently in Illinois where the Circuit Court granted in full the Company's motions to dismiss based on federal preemption, as well as additional state court actions in California and Maryland. The Company has also been dismissed from additional state court actions in Ohio, New York and New Jersey.

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

Acetaminophen

In October 2022 the Judicial Panel on Multidistrict Litigation ("MDL") consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL have asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. At this time, the MDL proceedings are in the early stages. Currently, it is not possible to assess reliably the outcome of these cases or any potential future financial impact on the Company. As of October 13, 2023 the Company has not been named as a defendant in any Complaints filed in the MDL. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability.

Phenylephrine

In September 2023, the FDA’s Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine (PE) containing products as a nasal decongestant. While the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits have been filed asserting various economic injury claims to consumers. The Judicial Panel on Multi-District Litigation (JPML) is determining whether to create an MDL class-action related to PE lawsuits. Currently, it is not possible to assess reliably the outcome of these cases or any potential future financial impact on the

Perrigo Company plc - Item 1
Note 16

Company. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At September 30, 2023, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was $67.6 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of $32.9 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 and December 2016, respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The policy for the period beginning December 2014 is currently providing coverage for those matters, and the litigation would not affect that existing coverage. However, if the plaintiffs are successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenges aspects of coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020, and for the counterclaims brought in the Omega arbitration proceedings. Perrigo responded on November 1, 2021; Perrigo’s response includes its position that the policies for the periods beginning December 2015 and December 2016 provide coverage for the underlying litigation matters and seeks a ruling to that effect. The discovery stage of the case occurred in 2022. The Court has set a schedule for submissions by the parties during 2023 and for a bench trial in mid-November 2023. We intend to defend the lawsuit vigorously.

Perrigo Company plc - Item 2
Note 17
NOTE 17 - SEGMENT INFORMATION

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	September 30, 2023	December 31, 2022
CSCA	$5,094.6	$5,134.1
CSCI	5,663.7	5,883.2
Total	$10,758.3	$11,017.3

	Three Months Ended
	September 30, 2023			October 1, 2022
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$703.5	$91.1	$14.5	$722.3	$75.2	$14.6
CSCI	420.3	13.6	53.5	377.9	1.3	53.3
Unallocated	—	(42.6)	—	—	(43.4)	—
Continuing Operations Total	$1,123.8	$62.1	$68.0	$1,100.2	$33.1	$67.9

	Nine Months Ended
	September 30, 2023			October 1, 2022
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$2,217.9	$272.0	$43.1	$2,160.2	$240.0	$40.6
CSCI	1,280.7	43.6	159.6	1,136.1	19.0	138.2
Unallocated	—	(148.1)	—	—	(211.1)	—
Continuing Operations Total	$3,498.7	$167.5	$202.7	$3,296.3	$47.9	$178.8

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

Perrigo Company plc - Item 2
Executive Overview

Recent Highlights

•On September 11, 2023, we announced the appointment of Catherine "Triona" Schmelter as Executive Vice President and President, CSCA and Global Portfolio Optimization.

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

Market Factors and Trends

Infant Formula

As part of its efforts to prevent supply interruptions and future Cronobacter spp. illnesses associated with powdered infant formula, in March 2023, the FDA released an "Immediate National Strategy to Increase the Resiliency of the

Perrigo Company plc - Item 2
Executive Overview

U.S. Infant Formula Market" and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula. As a result of the FDA communications, we are experiencing additional costs and lower production volumes associated with compliance with these new and evolving regulatory expectations. In addition, as did others in the industry, Perrigo received a warning letter from the FDA on August 30, 2023. Consistent with the Company’s commitment to quality, the Company is in the process of working with the FDA to resolve issues raised in the August 30 letter, which stemmed from a routine inspection of the Company's recently-acquired infant formula facility in Wisconsin.

Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including impacts from rising inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest, COVID-19 and legislative and regulatory changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.

Our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

Inflationary Costs and Supply Chain

Over the course of 2022 and 2023, supply chain disruptions, including volatility in both cost and availability of agricultural, oil and paper based commodities driven by the war in Ukraine, have led to higher input costs. Additionally, we experienced employment vacancies and attrition as the labor market negatively impacted productivity and drove the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have begun to substantially offset inflationary pressures, and the global freight constraints in availability of freight containers and truck drivers are normalizing. However, future supply chain disruptions and inflationary pressures from the continuation of the war in Ukraine and the more recent events from the war in Israel are uncertain.

War in Ukraine

The invasion of Ukraine by Russia and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and others on Russia, Belarus, and occupied regions in Ukraine have negatively impacted our results from operations in the region. We currently have 81 employees working in our Ukraine subsidiary. We do not have a subsidiary or employees in Russia. We have no manufacturing facilities in either Russia or Ukraine and we previously sold products into Russia entirely through distributors. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. If the conflict spreads or materially escalates, or economic conditions deteriorate, the impact on our business and results of operations could be material.

Israel-Hamas War

In response to the attack by Hamas in Israel and the subsequent hostilities, the Company is continuing to monitor the social, political and economic environment in Israel and in the surrounding region to evaluate the impacts on our operations and supply chain. The Company has suppliers who operate in Israel and could experience disruption of their manufacturing facilities due to terrorist acts or military actions, which could lead to delays, increased costs or the need to seek alternative sourcing. If the conflict spreads or materially escalates, or if the conflict leads to further volatility and uncertainty in financial markets or economic conditions, the impact on our business and results of operations could be material.

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

Perrigo Company plc - Item 2
Executive Overview

impact on our net sales, net earnings and cash flows, and have significantly impacted our historical net sales, costs and net earnings and could do so in the future.

RESULTS OF OPERATIONS

Currency Translation

Currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three and nine months ended September 30, 2023 at the average exchange rates for the reporting period and average exchange rates for the three and nine months ended October 1, 2022.

CONSOLIDATED FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 30, 2023	October 1, 2022
Net sales	$1,123.8	$1,100.2
Gross profit	$411.2	$362.9
Gross profit %	36.6%	33.0%
Operating income	$62.1	$33.1
Operating income %	5.5%	3.0%

Net sales increased $23.6 million, or 2.1%, due primarily to:
•$27.0 million increase from our acquisition of Gateway, and
•$22.4 million increase from favorable foreign currency translation; partially offset by
•$13.4 million decrease, or 1.2%, due to lower net sales in legacy U.S. Nutrition stemming from the FDA evolving regulatory expectations for infant formula manufacturing, lower net sales as a result of purposeful SKU prioritization actions to focus capacity on higher margin products, lower volumes driven by consumer consumption, primarily in U.S. OTC and an unfavorable impact from distributor transitions as part of the integration strategy to capture synergies from the acquisition of HRA Pharma. These factors were partially offset by strategic pricing actions of approximately $51 million and new product sales; and
•$12.4 million decrease from exited product lines.

Operating income increased $29.0 million, or 87.6%, due primarily to:

•$48.3 million increase in gross profit driven by strategic pricing actions, new products and the acquisition of Gateway; partially offset by higher cost of goods sold inflation primarily in CSCI, and lower manufacturing productivity within U.S. Nutrition. Gross profit as a percentage of net sales increased 360 basis points compared to the prior year due to the same factors that drove gross profit in addition to benefits from purposeful SKU prioritization actions in CSCA.

•$19.3 million increase in operating expenses due primarily to increased costs as a result of the acquisition of Gateway and higher cost due to inflation; which were partially offset by decreased acquisition and integration costs and a favorable effect of $7.2 million from foreign currency translation.

Perrigo Company plc - Item 2
Consolidated

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 30, 2023	October 1, 2022
Net sales	$3,498.7	$3,296.3
Gross profit	$1,253.1	$1,072.8
Gross profit %	35.8%	32.5%
Operating income	$167.5	$47.9
Operating income %	4.8%	1.5%

Net sales increased $202.4 million, or 6.1%, due primarily to:
•$188.8 million increase from our acquisition of Gateway inclusive of an unfavorable impact of $9.2 million from a voluntary product recall, four additional months of HRA Pharma sales (HRA Pharma was acquired on April 29, 2022) inclusive of an unfavorable impact of $22.1 million due to distributor transitions as part of the integration strategy to capture synergies from the acquisition of HRA Pharma; and
•$76.7 million increase, or 2.4%, due primarily to approximately $164 million in strategic pricing actions and higher sales volume in the OTC and Oral Care product categories within CSCA and within the CSCI segment. The increase was partially offset by declines in legacy Nutrition in the CSCA segment due primarily to a national brand recall that benefited our sales in the prior year and lower net sales stemming from the FDA evolving regulatory expectations for infant formula manufacturing, and lower net sales due primarily to purposeful SKU prioritization actions to focus capacity on higher margin products and $5.4 million due to distributor transitions in addition to impacts noted above; partially offset by
•$31.4 million decrease from exited product lines and a $19.3 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset; and
•$12.7 million decrease from unfavorable foreign currency translation.
Operating income increased $119.6 million, or 249.7%, due primarily to:

•$180.3 million increase in gross profit driven by strategic pricing actions and $95.1 million from our acquisitions of the GoodStart® infant formula brand and HRA Pharma, including $22.1 million unfavorable impact of distributor transitions; partially offset by cost of goods sold inflation, and lower infant formula productivity within U.S. Nutrition stemming from the FDA evolving regulatory expectations for infant formula manufacturing. Gross profit as a percentage of net sales increased 330 basis points compared to the prior year due to the same factors that drove gross profit and benefits from the purposeful SKU prioritization actions to focus capacity on higher margin products in CSCA.

•$60.7 million increase in operating expense as a result of the acquisition of HRA Pharma and Gateway, and higher employee expenses, partially offset by decreased acquisition and integration expenses compared to the prior year period and $2.2 million from foreign currency translation.

CONSUMER SELF-CARE AMERICAS FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 30, 2023	October 1, 2022
Net sales	$703.5	$722.3
Gross profit	$224.0	$190.3
Gross profit %	31.8%	26.3%
Operating income	$91.1	$75.2
Operating income %	12.9%	10.4%

Perrigo Company plc - Item 2
CSCA

Net sales decreased $18.8 million, or 2.6%, due primarily to:

•$36.6 million decrease, or 5.1%, due primarily to lower net sales in legacy U.S. Nutrition driven by lower manufacturing productivity, purposeful SKU prioritization actions to focus capacity on higher margin products and lower net sales of branded OTC products; partially offset by approximately $26 million in strategic pricing actions; and
•$27.0 million increase from the addition of Gateway; partially offset by
•$9.0 million decrease from exited product lines.

Sales	Three Months Ended
(in millions, except percentages)	September 30, 2023	October 1, 2022	$ Change	% Change
Nutrition	$130.7	$124.4	$6.3	5.1%
Upper Respiratory	130.2	132.2	(2.0)	(1.5)%
Digestive Health	117.1	119.6	(2.5)	(2.1)%
Pain and Sleep-Aids	94.1	104.0	(9.9)	(9.5)%
Healthy Lifestyle	79.4	73.8	5.6	7.6%
Oral Care	76.5	83.6	(7.1)	(8.5)%
Skin Care	47.6	48.9	(1.3)	(2.7)%
Women's Health	10.2	12.4	(2.2)	(17.7)%
Vitamins, Minerals, and Supplements ("VMS")	4.3	7.1	(2.8)	(39.4)%
Other CSCA	13.4	16.3	(2.9)	(17.8)%
Total CSCA	$703.5	$722.3	$(18.8)	(2.6)%

Sales drivers in each category are provided below:

•Nutrition: Net sales of $130.7 million increased 5.1% due primarily to the Gateway acquisition. This benefit was partially offset by lower net sales in legacy infant formula due to lower manufacturing productivity and exited product lines;
•Upper Respiratory: Net sales of $130.2 million decreased 1.5% due primarily to the launch and channel fill of Nasonex® in the prior year quarter and exited product lines, partially offset by higher net sales of cough cold products, led by store brand Guaifenesin-based offerings, and the new product launch of store brand Cough Relief Liquid Honey;
•Digestive Health: Net sales of $117.1 million decreased 2.1% due primarily to lower net sales of store brand Proton Pump Inhibitors, partially offset by higher net sales of store brand laxatives, including Polyethylene Glycol 3350 Orange;
•Pain and Sleep-aids: Net sales of $94.1 million decreased 9.5% due primarily to purposeful SKU prioritization actions in adult analgesic offerings to focus capacity on higher margin products, partially offset by sales of new products, including store brand Dual Action Acetaminophen 250mg and Ibuprofen 125mg Tablets, and higher demand for children's analgesics products;
•Healthy Lifestyle: Net sales of $79.4 million increased 7.6% due primarily to higher sales volumes and market share gains in smoking cessation products;
•Oral Care: Net sales of $76.5 million decreased 8.5% due primarily to purposeful SKU prioritization actions and timing of promotions compared to the third quarter in the prior year, partially offset by higher net sales of store brand teeth whitening products and power toothbrush handles;
•Skin Care: Net sales of $47.6 million decreased 2.7% due primarily to exited product lines, partially offset by strong performance of Mederma®;
•Women's Health: Net sales of $10.2 million decreased 17.7% due primarily to purposeful SKU prioritization actions in feminine hygiene; and
•VMS and Other: Net sales of $17.7 million decreased 24.4% due primarily to purposeful SKU prioritization actions.

Perrigo Company plc - Item 2
CSCA

Operating income increased $15.9 million, or 21.1%, due primarily to:

•$33.7 million increase in gross profit due primarily to strategic pricing actions, the addition of Gateway, favorable input costs and a decrease of integration costs and lower amortization; partially offset by increased direct labor costs across the Company, and lower manufacturing productivity in U.S. Nutrition stemming from the FDA evolving regulatory expectations for infant formula manufacturing. Gross profit as a percentage of net sales increased 550 basis points compared to the prior year due to the same factors that drove gross profit in addition to benefits from purposeful SKU prioritization actions.

•$17.8 million increase in operating expenses due primarily to the addition of Gateway and Opill® pre-launch expenses, partially offset by reduced distribution costs compared to the prior year period.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 30, 2023	October 1, 2022
Net sales	$2,217.9	$2,160.2
Gross profit	$659.3	$555.0
Gross profit %	29.7%	25.7%
Operating income (loss)	$272.0	$240.0
Operating income %	12.3%	11.1%
Net sales increased $57.7 million, or 2.7%, due primarily to:

•$120.6 million increase from four additional months of HRA Pharma sales (HRA Pharma was acquired on April 29, 2022), and Gateway; partially offset by
•$20.4 million decrease, or 1.0%, due primarily to lower distribution driven by known capacity constraints that limited our net sales primarily in cough cold products during the first quarter and purposeful SKU prioritization actions of approximately $55 million to focus capacity on higher margin products that primarily impacted net sales in our CSCA Pain and Sleep product categories, partially offset by approximately $79 million of strategic pricing actions in addition to new products; and
•$19.3 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset and $21.9 million decrease from exited product lines.

Sales	Nine Months Ended
(in millions, except percentages)(1)	September 30, 2023	October 1, 2022	$ Change	% Change
Nutrition	$435.4	$376.7	$58.7	15.6%
Upper Respiratory	422.2	430.9	(8.7)	(2.0)%
Digestive Health	368.0	363.3	4.7	1.3%
Pain and Sleep-Aids	295.0	309.5	(14.5)	(4.7)%
Oral Care	237.8	230.6	7.2	3.1%
Healthy Lifestyle	220.1	208.7	11.4	5.5%
Skin Care	150.7	138.4	12.3	8.9%
Women's Health	34.6	32.6	2.0	6.1%
VMS	12.7	23.0	(10.3)	(44.8)%
Other CSCA	41.4	46.5	(5.1)	(11.0)%
Total CSCA	$2,217.9	$2,160.2	$57.7	2.7%

Sales drivers in each category are provided below:

•Nutrition: Net sales of $435.4 million increased 15.6% due primarily to the Gateway acquisition and strong growth in contract infant formula. This growth was partially offset by lower net sales in legacy infant formula

Perrigo Company plc - Item 2
CSCA

due to lower manufacturing productivity, an unfavorable impact due to a voluntary recall and exited product lines;
•Upper Respiratory: Net sales of $422.2 million decreased 2.0% due primarily to lower net sales of allergy products driven by a weaker and later start to the allergy season compared to the prior year, a voluntary OTC product recall, the divested Latin American businesses, exited product lines and the absence of the launch and channel fill of Nasonex® from the prior year quarter. These factors were partially offset by higher net sales of cough cold products, led by store brand Guaifenesin-based offerings, and the new product launch of store brand Cough Relief Liquid Honey;
•Digestive Health: Net sales of $368.0 million increased 1.3% due to higher net sales of Omeprazole, increased manufacturing capacity and demand for Polyethylene Glycol 3350, and new products, including Omeprazole Mini Capsules and Polyethylene Glycol 3350 Orange. Growth in this category was partially offset by the divested Latin American businesses and lower net sales of store brand Proton Pump Inhibitors;
•Pain and Sleep-aids: Net sales of $295.0 million decreased 4.7% due primarily to purposeful SKU prioritization actions in adult analgesic offerings to focus capacity on higher margin products as well as the divested Latin American businesses, partially offset by new products, including store brand Dual Action Acetaminophen 250mg and Ibuprofen 125mg Tablets and higher demand for children's analgesics products resulting from a relatively stronger cough cold and flu season;
•Oral Care: Net sales of $237.8 million increased 3.1% due primarily to the normalization of supply chain disruptions that impacted net sales in the prior year period and higher net sales of Plackers® and store brand teeth whitening products, partially offset by purposeful SKU prioritization actions and lower sales of manual toothbrushes, including branded Firefly® and REACH®, and store brand offerings;
•Healthy Lifestyle: Net sales of $220.1 million increased 5.5% due primarily to higher sales volumes and market share gains in smoking cessation products, partially offset by lost distribution at a specific customer;
•Skin Care: Net sales of $150.7 million increased 8.9% due primarily to the addition of HRA Pharma brands, including Mederma® and Compeed®, partially offset by the unfavorable impact from the divested Latin American businesses and ScarAway® brand asset and exited product lines;
•Women's Health: Net sales of $34.6 million increased 6.1% due primarily to the addition of HRA Pharma brands, including ella®, partially offset by purposeful SKU prioritization actions in feminine hygiene; and
•VMS and Other: Net sales of $54.1 million decreased 22.2% due primarily to the unfavorable impact from the divested Latin American businesses and purposeful SKU prioritization actions.

Operating income increased $32.0 million, or 13.3%, due primarily to:

•$104.3 million increase in gross profit due primarily to strategic pricing actions, the addition of HRA Pharma and Gateway, and new products; partially offset by lower manufacturing productivity in U.S. Nutrition stemming from the FDA evolving regulatory expectations for infant formula manufacturing, the divestitures of the Latin American businesses and ScarAway® brand asset in the prior year period, discontinued product lines and higher employee costs in the current year period. Gross profit as a percentage of net sales increased 400 basis points compared to the prior year due to the same factors that drove gross profit in addition to purposeful SKU prioritization actions to focus capacity on higher margin products.

•$72.3 million increase in operating expenses due primarily to the addition of HRA Pharma and Gateway as well as higher advertising and promotion costs on branded business, higher administration costs and the absence of a gain on the sale of ScarAway® asset brand from the prior year period, partially offset by reduced distribution costs compared to the prior year period and the absence of the divested Latin American businesses in the prior year.

Perrigo Company plc - Item 2
CSCI

CONSUMER SELF-CARE INTERNATIONAL FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 30, 2023	October 1, 2022
Net sales	$420.3	$377.9
Gross profit	$187.2	$172.6
Gross profit %	44.5%	45.7%
Operating income	$13.6	$1.3
Operating income %	3.2%	0.3%

Net sales increased $42.4 million, or 11.2%, due primarily to:
•$23.1 million, or 6.2%, net increase due primarily to approximately $26 million of strategic pricing actions in addition to new products, partially offset by lower sales volumes in certain product categories; and

•$22.7 million increase from favorable foreign currency translation; partially offset by

•$3.4 million decrease from exited product lines.

Sales	Three Months Ended
(in millions, except percentages)(1)	September 30, 2023	October 1, 2022	$ Change	% Change
Skin Care	$86.7	$81.1	$5.6	6.9%
Upper Respiratory	78.2	69.2	9.0	13.0%
Pain and Sleep-Aids	61.1	46.1	15.0	32.5%
Healthy Lifestyle	52.4	47.6	4.8	10.1%
VMS	46.1	46.4	(0.3)	(0.6)%
Women's Health	28.5	28.7	(0.2)	(0.7)%
Oral Care	24.8	21.7	3.1	14.3%
Digestive Health	10.8	8.2	2.6	31.7%
Other CSCI	31.7	28.9	2.8	9.7%
Total CSCI	$420.3	$377.9	$42.4	11.2%
(1) We updated our global reporting product categories as a result of our product portfolio reconfiguration. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.

Sales in each category were driven primarily by:

•Skin Care: Net sales of $86.7 million increased 6.9%, inclusive of a 2.5% favorable effect of currency translation, driven primarily by the Sebamed and ACO brands, partially offset by lower net sales in wound care products, which were primarily impacted by distributor transitions;
•Upper Respiratory: Net sales of $78.2 million increased 13.0%, inclusive of a 7.9% favorable effect of currency translation, due primarily to higher demand for cough cold products, including Bronchostop and Coldrex. Net sales of U.K. store brand cough cold products were also higher compared to the prior year period;
•Pain & Sleep-Aids: Net sales of $61.1 million increased 32.5%, inclusive of a 9.5% favorable effect of currency translation, due primarily to quarterly phasing of Solpadeine, higher net sales in store brands and increased demand for Nytol;
•Healthy Lifestyle: Net sales of $52.4 million increased 10.1%, inclusive of a 5.7% favorable effect of currency translation, due primarily to higher net sales of anti-parasite offerings that continue to outpace strong category growth and higher demand for smoking cessation products. This growth was partially offset by lower category consumption in weight loss, impacting XLS Medical;
•VMS: Net sales of $46.1 million decreased 0.6%, inclusive of a 6.9% favorable effect of currency translation, due primarily to lower category consumption, impacting sales of Davitamon and Abtei;

Perrigo Company plc - Item 2
CSCI

•Women's Health: Net sales of $28.5 million decreased 0.7%, inclusive of a 6.3% favorable effect of currency translation, due primarily to lower net sales in contraceptive products, which were primarily impacted by distributor transitions;
•Oral Care: Net sales of $24.8 million increased 14.3%, inclusive of a 7.8% favorable effect of currency translation, due primarily to higher net sales of power oral care products, Plackers® and improved service levels compared to the prior year;
•Digestive Health and Other: Net sales of $42.5 million increased 14.6%, inclusive of a 3.8% favorable effect of currency translation, due primarily to higher net sales of store brand digestive health products and distribution brands.
Operating income increased $12.3 million, or 946.2%, due primarily to:
•$14.6 million increase in gross profit due primarily to strategic pricing actions and higher margin new products, partially offset by $16.0 million of cost of goods sold inflation. Gross profit as a percentage of net sales decreased 110 basis points due primarily to inflation and unfavorable brand volume/mix, partially offset by positive pricing benefits; and

•$2.4 million increase in operating expenses due primarily to higher restructuring expenses and higher administrative expenses, partially offset by lower advertising and promotion investments.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 30, 2023	October 1, 2022
Net sales	$1,280.7	$1,136.1
Gross profit	$593.8	$517.8
Gross profit %	46.4%	45.6%
Operating income	$43.6	$19.0
Operating income %	3.4%	1.7%

Net sales increased $144.6 million, or 12.7%, due primarily to:
•$91.7 million, or 8.1%, net increase due primarily to approximately $84 million of strategic pricing actions, and new products, partially offset by lower sales volumes in certain product categories and an unfavorable impact of $5.4 million from distributor transitions as part of the integration strategy to capture synergies after the twelve month anniversary of the HRA Pharma acquisition;

•$68.3 million increase from an additional four months of HRA Pharma sales prior to the twelve month anniversary of the HRA Pharma acquisition, which included an unfavorable impact of $22.1 million from distributor transitions; and

•$11.2 million decrease from unfavorable foreign currency translation; and

•$10.4 million decrease from exited product lines.

Perrigo Company plc - Item 2
CSCI

Sales	Nine Months Ended
(in millions, except percentages)(1)	September 30, 2023	October 1, 2022	$ Change	% Change
Skin Care	$293.1	$257.5	$35.6	13.8%
Upper Respiratory	227.9	194.5	33.4	17.2%
Healthy Lifestyle	179.4	165.6	13.8	8.3%
Pain and Sleep-Aids	163.8	149.2	14.6	9.8%
VMS	135.4	138.2	(2.8)	(2.0)%
Women's Health	89.5	65.7	23.8	36.2%
Oral Care	75.5	71.2	4.3	6.0%
Digestive Health	30.0	27.4	2.6	9.5%
Other CSCI	86.1	66.8	19.3	28.9%
Total CSCI	$1,280.7	$1,136.1	$144.6	12.7%
(1) We updated our global reporting product categories as a result of our product portfolio reconfiguration. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.

Sales in each category were driven primarily by:

•Skin Care: Net sales of $293.1 million increased 13.8%, inclusive of a 4.4% unfavorable effect of currency translation, driven primarily by the addition of HRA Pharma, Sebamed and ACO brands, partially offset by lower net sales in wound care products, which were primarily impacted by distributor transitions;
•Upper Respiratory: Net sales of $227.9 million increased 17.2%, inclusive of an 0.3% favorable effect of currency translation, due primarily to strong demand for cough cold products, including Bronchostop and Coldrex, stemming from a relatively stronger cough cold and flu season. Net sales of the U.K. allergy brand Beconase were also higher compared to the prior year period;
•Healthy Lifestyle: Net sales of $179.4 million increased 8.3%, inclusive of a 0.2% favorable effect of currency translation, due primarily to higher net sales of anti-parasite offerings that continue to outpace strong category growth, partially offset by lower category consumption in weight management impacting XLS Medical;
•Pain & Sleep-Aids: Net sales of $163.8 million increased 9.8%, inclusive of a 0.3% favorable effect of currency translation, primarily due to quarterly phasing of Solpadeine, higher net sales in store brands and increased demand for Nytol;
•VMS: Net sales of $135.4 million decreased 2.0%, inclusive of a 1.1% favorable effect of currency translation, primarily due to higher sales in the prior year due to pandemic related demand and lower category consumption, impacting sales of Davitamon and Abtei;
•Women's Health: Net sales of $89.5 million increased 36.2%, inclusive of a 0.6% favorable effect of currency translation, due primarily to the addition of HRA Pharma brands, including ellaOne® and NorLevo®, partially offset by lower net sales in contraceptive products, which were primarily impacted by distributor transitions;
•Oral Care: Net sales of $75.5 million increased 6.0%, due primarily to higher net sales of power oral care products, Plackers® and improved service levels compared to the prior year;
•Digestive Health and Other: Net sales of $116.1 million increased 23.2%, inclusive of a 3.6% unfavorable effect of currency translation, due primarily to the addition of the HRA Pharma Rare Diseases portfolio in the Other category and higher net sales of store brand digestive health products and distribution brands.
Operating income increased $24.6 million, or 129.5%, due primarily to:
•$76.0 million increase in gross profit from positive sales pricing benefits and the addition of HRA Pharma, partially offset by $25.0 million of cost of goods sold inflation and $22.1 million impact from distributor transitions. Gross profit as a percentage of net sales increased 80 basis points due primarily to the same factors that drove gross profit; and

•$51.4 million increase in operating expenses due to higher selling and administrative expenses primarily driven by the addition of HRA Pharma, higher restructuring and increased amortization expenses, partially offset by a $4.6 million gain on an asset divestiture in the current year.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Nine Months Ended
September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
$42.5	$43.4	$148.1	$211.1

The decrease of $63.0 million in unallocated expenses during the nine months ended September 30, 2023, compared to the prior year periods was due primarily to a decrease in acquisition and integration expenses associated with the HRA Pharma and Gateway acquisitions.

Interest expense, net, and Other (income) expense, net

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest expense, net	$43.5	$41.0	$131.1	$115.1
Other (income) expense, net	$(0.6)	$(4.0)	$(9.6)	$48.7
(Gain) loss on extinguishment of debt	$—	$(0.4)	$—	$8.9

The $2.5 million increase in Interest Expense, net during the three months ended September 30, 2023 compared to the prior year period was due primarily to increasing interest rates on our variable rate debt.

The $16.0 million increase in Interest Expense, net during the nine months ended September 30, 2023 compared to the prior year period was due primarily to an increase in outstanding borrowings under our New Senior Secured Credit Facilities (as defined in Item 1. Note 11) in addition to increasing interest rates on our variable rate debt.

The $3.4 million decrease in income in Other (Income) Expense, net during the three months ended September 30, 2023 compared to the prior year period was due primarily to the unfavorable revaluation of foreign currency.

The $58.3 million decrease in expense in Other (Income) Expense, net during the nine months ended September 30, 2023 compared to the prior year period was due primarily to the absence of a prior year unfavorable change in revaluation of foreign currency expense associated with the acquisition of HRA Pharma, a prior year unfavorable termination expense of the forward currency options related to the acquisition of HRA Pharma and higher milestone income related to legacy royalty rights in the current year period, partially offset by the absence of a prior year favorable pension plan matter.

The (gain) loss on extinguishment of debt was due to the prior year write-off of certain deferred financing fees and make whole payments on debt redeemed prior to maturity.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
19.7%	(1,377.1)%	49.5%	5.3%

The effective tax rate on the pre-tax income for the three months ended September 30, 2023 decreased compared to the effective tax rate on the pre-tax loss for the three months ended October 1, 2022, primarily due to the jurisdictional mix of earnings, as well as the impact of benefits not realized on certain pre-tax losses in the three months ended October 1, 2022. The effective tax rate on the pre-tax income for the nine months ended September 30, 2023, increased compared to the effective tax rate on the pre-tax loss for the nine months ended October 1, 2022, primarily due to audit settlements occurring in the current period, as well as the tax benefit of the loss on sale of our Latin American business recognized in the prior year. The effective tax rate for these periods

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

differs from the statutory income tax rate of 12.5% primarily due to non-deductible expenses as well as the impact of audit settlements in these periods.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital markets financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the war in Ukraine and Israel, inflation and interest rates, the status of material contingent liabilities, recent financial market volatility, the COVID-19 pandemic and other uncertainties. We may from time to time, subject to relevant restrictions under our debt agreements, use available funds to redeem, repurchase or refinance our debt in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate (which may be below par) and subject to our cash requirements for other purposes and other factors management deems relevant.

Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital markets opportunities become available, or any change in conditions relating to the war in Ukraine and Israel, inflation and interest rates, the status of material contingent liabilities, financial market volatility, the COVID-19 pandemic or other uncertainties have a material impact on our capital requirements.

Cash and Cash Equivalents

(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$598.3	$600.7
Working capital(1)	$1,196.7	$1,041.8
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

Cash Flows

The following table includes summarized cash flow activities:

	Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	$ Change
Net cash from operating activities	$196.8	$121.4	$75.4
Net cash for investing activities	(54.7)	(1,932.6)	1,877.9
Net cash (for) from financing activities	(142.6)	464.1	(606.7)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(63.5)	61.6
Net increase (decrease) in cash and cash equivalents	$(2.4)	$(1,410.6)	$1,408.2

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Net cash from (for) Operating Activities

The $75.4 million increase in operating cash flow was primarily driven by an increase in cash flow from the change in net earnings after adjustments for items including deferred income taxes and depreciation and amortization, partially offset by higher working capital, primarily related to timing of sales and payments received and made.

Net cash from (for) Investing Activities

The $1.9 billion increase in investing cash flow was due to the absence of a $1.9 billion cash paid for the acquisition of HRA Pharma in the prior year and a $15.6 million increase in proceeds from royalty rights primarily driven by higher milestone income related to legacy royalty rights in the current year, partially offset by $58.7 million of prior year proceeds from the sale of our Latin American businesses and from an ANDA for a generic topical lotion related to our RX business sale.

Net cash from (for) Financing Activities

The $606.7 million decrease in financing cash flow was due primarily to $589.3 million from the issuance of our New Senior Secured Credit Facilities in the prior year, net of term loan repayments and debt issuance costs, and $24.0 million of current year payments on our New Senior Secured Credit Facilities and $5.1 million increase in dividend payments compared to the prior year, partially offset by installment and working capital proceeds in the current year from the sale of our Latin American businesses.

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

As of September 30, 2023 and December 31, 2022, we had $1,564.4 million and $1,588.3 million outstanding under the 2022 Term Loan Facilities, respectively. Our short term debt as of September 30, 2023 of $38.1 million is comprised of (i) principal payments of the 2022 Term Loan Facilities and (ii) leases.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in December 2024.

On April 20, 2022, we and our wholly owned subsidiary, Perrigo Investments, LLC, entered into a $1.0 billion five-year revolving credit facility (the "2022 Revolver") as part of its New Senior Secured Credit Facilities (as defined in Item 1. Note 11). There were no borrowings outstanding under the 2022 Revolver as of September 30, 2023 or December 31, 2022.

We are in compliance with all the covenants under our debt agreements as of September 30, 2023.

Other Financing

We have overdraft facilities available that we may use to support our cash management operations. There were no borrowings outstanding under the overdraft facilities as of September 30, 2023 or December 31, 2022.

Leases

We had $219.3 million and $238.6 million of lease liabilities and $219.3 million and $239.1 million of lease assets as of September 30, 2023 and December 31, 2022, respectively.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Credit Ratings

Our credit ratings on September 30, 2023 were Ba2 (negative), BB (stable), and BB+ (negative), by Moody's Investor Services, S&P Global Ratings, and Fitch Ratings Inc., respectively. On March 15, 2023, Moody's downgraded our Corporate Family Rating to Ba2 from Ba1 and senior unsecured notes ratings to Ba3 from Ba2 and the rating outlooks remained negative. Due to the downgrade, the interest of the 3.150% Senior Notes due 2030 stepped up from 4.400% to 4.650% on payments made after June 15, 2023. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, as trustee.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc is presented in the table below:

	September 30, 2023	December 31, 2022
Current Assets	$1,979.9	$1,975.7
Non-current Assets	$4,652.8	$4,819.1
Current liabilities	$641.5	$734.9
Non-current liabilities	$11,079.7	$11,036.2
Due to non-guarantors	$6,402.5	$6,346.4

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance Unlimited Company and Perrigo Company plc is presented in the table below:

Nine Months Ended
September 30, 2023
Total Revenues	$2,461.7
Gross Profit	$711.3
Operating Income (loss)	$24.7
Net Income (loss)	$23.4
Revenue from non-guarantors	$51.8
Operating Expenses to non-guarantors	$(1.5)
Other (income) expense to non-guarantors	$(201.3)

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

There were no material changes in contractual obligations as of September 30, 2023 from those provided in our 2022 Form 10-K.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework

Perrigo Company plc - Item 4
Controls and Procedures

published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of September 30, 2023. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Rx-to-OTC switches are part of our future growth. If regulatory agencies fail to approve Rx-to-OTC switches in new product categories or reassess the terms of existing OTC classifications, our growth prospects and product mix would be impaired. Further, regulatory agencies may reassess the terms of OTC classification if they perceive a shift in the previously assessed benefit/risk profile. Any such reassessment could lead to OTC products reverting to prescription. For example, as described in Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2022, Irish regulators are undertaking a formal review of non-prescription codeine products, which could result in the reclassification of codeine to prescription-only after a brief transition period. A final opinion is expected in the first quarter of 2024. Sales of products containing codeine in Ireland were approximately $8 million in 2022. Moreover, a reclassification by Ireland could lead to reviews in other jurisdictions as well.
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
•Very recently the European Parliament voted on a proposal to extend the EU's Medical Device Regulation ("MDR") transition periods until 2027-2028, together with an extended validity of existing medical device certificates and the possibility to sell off existing medical device products until end of shelf-life. With this decision the European Parliament took into account that there is currently a shortage in the number of Notified Bodies authorized to carry out conformity assessments required under MDR.
•Increased scrutiny of product classifications by government agencies can result in investigations and prosecutions, which carry the risk of significant civil and criminal penalties, including but not limited to, debarment from government business and prohibition to continue the business.

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Amended and Restated Perrigo Company plc Annual Incentive Plan, Dated August 2, 2023 (filed herewith).

10.2	Amendment No. 2 to the Perrigo Company plc 2019 Long-Term Incentive Plan, dated August 2, 2023 (filed herewith).

10.3	Amendment No. 3 to the Perrigo Company plc 2019 Long-Term Incentive Plan, dated November 1, 2023 (filed herewith).

10.4	Amendment No. 1 to Employment Agreement by and between the Company and Patrick Lockwood-Taylor, effective as of September 28, 2023 (filed herewith).

22	List of Guarantor Subsidiaries (filed herewith).

31.1	Rule 13a-14(a) Certification by Patrick Lockwood-Taylor, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Eduardo Bezerra, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	November 7, 2023	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 7, 2023	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)