Form 10-K
period 2023-12-31
PERRIGO Co plc
filed 2024-02-27
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on July 1, 2023 as reported on the New York Stock Exchange, was $4,596,310,972. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2024, the registrant had 135,515,939 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10-K
YEAR ENDED DECEMBER 31, 2023

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: supply chain impacts on the Company’s business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business; future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding the Company's ability to obtain and maintain its regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of the coronavirus (COVID-19) pandemic and its variants, or other epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve the benefits expected from the sale of its Rx business and the risk that potential costs or liabilities incurred or retained in connection with that transaction may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company's ability to achieve the benefits expected from the acquisitions of Héra SAS ("HRA Pharma") and Nestlé’s Gateway infant formula plant along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway") and/or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisitions; risks associated with the integration of HRA Pharma and Gateway, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including the Company's ability to achieve the expected benefits from its ongoing restructuring programs described herein. Adverse results with respect to the Company’s appeal of any material outstanding tax assessments or pending litigation could have a material adverse impact on the Company's operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

WHO WE ARE

Perrigo is a leading pure-play self-care company with more than a century of innovation and experience serving the health and wellness needs of consumers. As one of the originators of the over-the-counter ("OTC") self-care market, Perrigo has a powerful legacy and vast scale in producing high-quality self-care products through a proven ability to proactively shape its portfolio to meet the evolving needs of consumers and customers.

Perrigo provides access to trusted self-care products that can be procured without needing to visit a doctor for a prescription. Guided by our vision and purpose, our strategic goal is to create a sustainable and value accretive growth engine by 1) delivering consumer preferred brands and innovation, 2) driving category growth with our customers, 3) powering our business with our world-class quality and supply chain, including a focus on sustainability with meaningful goals to reduce greenhouse gas emissions, water, and waste, in addition to improving the recyclability of our packaging, and 4) evolving our ways of working to one operating model. Our unique competency is to deliver a blended-branded business model of branded, value and store brand product offerings that provide consumers access to self-care products across the value spectrum.

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe with no one product representing more than 3% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, nutrition and women's health. In Europe, our portfolio consists primarily of brands, including Compeed®, EllaOne®, Solpadeine®, and ACO®.

Several initiatives are anticipated to advance our self-care strategy, including the implementation of our Supply Chain Reinvention Program and Project Energize, a global investment and efficiency program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results. Further 2023 highlights can be found in Item 7. Management Discussion and Analysis - Executive Overview.

Strategy & Competitive Advantage

Our objective is to grow our business by responsibly leveraging our global infrastructure to deliver high quality self-care solutions to customers and consumers through our expansive product offerings, providing new innovative products, brands, and product line extensions to existing consumers and servicing new consumers through entering new adjacent products and categories, new geographies and new channels of distribution organically and inorganically.

Among other things, we believe the following factors give us a competitive advantage and provide value to our customers and consumers:

•A diverse product portfolio, leadership in first-to-market product development, and product life cycle management;
•Experienced research and development ("R&D") capabilities to develop high quality products and product formulations, differentiated product features and benefits, product reformulation, new brands and brand line extensions, and differentiated store brand products relative to national brands;
•Deep understanding of consumer needs and customer strategies;
•Expansive pan-European commercial infrastructure, brand-building capabilities, and an extensive and diverse product portfolio;
•Turn-key regulatory and promotional capabilities;

Perrigo Company plc - Item 1
Business Overview

•Supply chain breadth, and utilizing economies of scale to manage supply chain complexity across multiple dosage forms, formulations, and stock-keeping units;
•Quality and cost effectiveness throughout the supply chain and operational systems across all products creating a sustainable, low-cost network across our 17 manufacturing plants and distribution networks; and
•Industry leading e-commerce support.

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

Our store brand products are comparable in quality and effectiveness to national brands. Store brand products must meet the same stringent U.S. Food and Drug Administration ("FDA") requirements as national brands within the U.S. and the requirements of comparable regulatory bodies outside the U.S. In most instances, our product packaging, marketing and advertising, and e-commerce focus are designed to invite and reinforce comparison to national brand products, while conveying a better value for consumers. The cost of store brand products to retailers is significantly lower than that of comparable nationally advertised brand name products. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater percentage and dollar profit, while consumers benefit from receiving a high-quality product at a price below the comparable national brand product. Consumer awareness and knowledge of the quality, value and efficacy of our products are achieved from marketing efforts made by us, our retailers and wholesalers.

Certain branded products are developed, manufactured and distributed within the CSCA segment. Our primary branded products sold under brand names include Compeed®, Dr. Fresh®, Firefly®, Good Sense®, Good Start®, Mederma®, Nasonex®, Plackers®, Prevacid®24HR, REACH®, Rembrandt®, and Steripod®. On July 13, 2023, the FDA approved Opill® for OTC use for all ages. Opill® is the first ever birth control pill available over the counter in the United States.

CONSUMER SELF-CARE INTERNATIONAL

The CSCI segment comprises our consumer self-care product categories outside the U.S. and Canada, including our branded products in Europe and Australia and our store brand products in the United Kingdom and parts of Europe and Asia. These products are developed, manufactured, marketed and distributed by us, leveraging our broad regulatory, sales and distribution infrastructure to drive market share, innovate new products and brands, in-license and expand product lines, and sell and distribute third-party brands. The CSCI segment products are sold primarily through an established pharmacy sales force to an extensive network of customers including pharmacies, wholesalers, drug and grocery store retailers, e-commerce stores, and para-pharmacies in more than 29 countries, predominantly in Europe. Products in the CSCI segment are marketed using broadcast and digital advertising as well as point-of-sale promotional spending to enhance brand equity.

Perrigo Company plc - Item 1
CSCI

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
(1) The Nutrition product category is exclusive to CSCA. During 2023 we exited the nutritional beverages product line.
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

New Products

We consider a product to be new if it (i) was reformulated into an additional unique product, (ii) was a product line extension due to changes in characteristics such as strength, flavor, or color, (iii) had a change in product status from "prescription only" ("Rx") to OTC, (iv) was a new store brand or branded launch, (v) was provided in a new dosage form or (vi) was sold to a new geographic area with different regulatory authorities, in all cases, within 12 months prior to the end of the period for which net sales are being measured. Notable new product launches in the year ended December 31, 2023 included the Acetaminophen and Ibuprofen Dual Action product, the over-the-counter use of Nicotine Coated Lozenges and Cold/Flu Honey Liquids in CSCA, and the launch of the Compeed Stops® products brand in CSCI. We also launched various CSCI line extensions in the XLS® weight management brand in the Healthy lifestyle category, and in VMS under the brands Arterin®, Davitamon®, Apiserum® and Abtei®.

Perrigo Company plc - Item 1
CSCI

On March 1, 2023, we announced that we had received final approval from the FDA for our Abbreviated New Drug Application ("ANDA") for Acetaminophen and Ibuprofen Tablets, 250 mg/125 mg, the store brand OTC equivalent of Advil® Dual Action Tablets 250 mg/125 mg. On May 10, 2023, the FDA Nonprescription Drugs Advisory Committee ("NDAC") and the Obstetrics, Reproductive, and Urologic Drugs Advisory Committee voted unanimously 17 to 0, with no abstentions, that the benefits of making Opill®, a progestin-only daily oral contraceptive, available for OTC use outweighs the risks. The FDA approved Opill® for OTC use for all ages. Opill® is the first ever birth control pill available over the counter in the United States and Perrigo was awarded the "Innovation of the Year" in the health category by Popular Science in December 2023. Opill® is expected to launch during the first quarter of 2024. On May 16, 2023, the FDA granted final approval for Nicotine Coated Mint Lozenges, 2 mg and 4 mg OTC. This product will be marketed under retailer's store brand labels as a comparable offering to Nicorette® Coated Ice Mint Lozenge.

Each of our product categories and 'Focus Brands' have a three to five-year innovation master plan. We rely on both internal R&D and strategic product development agreements with outside sources to develop new products.

SIGNIFICANT CUSTOMERS

Sales to Walmart Inc. represented 11.8% and 12.5% of our consolidated net sales in 2023 and 2022, respectively. While we have other important customers, no other individual customer represents more than 10% of net sales. Our top ten customers accounted for 46% and 47% of our total consolidated net sales in 2023 and 2022, respectively. We believe we generally have good relationships with our customers. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with customers.

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

Historically, we have been able to react effectively, yet not always immediately, to situations that require alternate sourcing. Should such alternate sourcing be necessary, FDA requirements placed on products approved through the Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") process could substantially lengthen the approval of an alternate source and adversely affect financial results. We believe we have good, cooperative working relationships with our suppliers and have historically been able to capitalize on economies of scale in the purchase of materials and supplies due to our volume of purchases. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with materials sourcing. Refer to Item 7. Management's Discussion and

Perrigo Company plc - Item 1

Analysis - Executive Overview for a detailed discussion of the impact of inflation and supply chain disruption, the war in Ukraine, and the Israel-Hamas war on our material sourcing.

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

Refer to Item 7. Management's Discussion and Analysis - Executive Overview for a detailed discussion of the impact of inflation and supply chain disruption, and the Supply Chain Reinvention Program on our manufacturing and distribution, and refer to Item 1A. Risk Factors - Operational Risks for risks associated with our manufacturing facilities.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE ("ESG")

Sustainability

At Perrigo, we consider sustainability critical to our business and growth strategy. We are dedicated to conducting our business in a socially, environmentally, and fiscally responsible manner while maintaining transparency in our reporting. We believe that our short- and long-term success is directly linked to responsibly managing our environmental impact, respecting global human rights, creating an authentic work environment where our people can thrive, and producing high-quality, affordable products that make consumers' lives better.

Our corporate sustainability and climate strategy are centered on advancing the following business priorities:

•Operations and Climate: We are working to reduce our carbon footprint and implementing measures to transition our owned facilities to run with 100% renewable electricity by 2026, aligning with our objective to achieve net-zero emissions by 2040.
•Packaging and Plastics: We are taking steps to achieve our goals to reduce the use of virgin plastics and packaging, aiming to make our packaging as close to 100% recyclable, reusable, or compostable as possible by 2025.
•Supply Chain: We are committed to using only 100% sustainable certified palm oil and sustainably sourced paper. We continue to engage our key suppliers on sustainability, while better understanding and improving our scope 3 emissions.
•People: We are increasing our social impact through our Diversity, Equity and Inclusion ("DEI") strategy, the Health and Well-Being of our employees, and support of local communities through the Perrigo Company Charitable Foundation.

We report our progress against our commitments and programs each year in our annual sustainability report. Over the last few years, we have adopted multiple frameworks to guide our efforts, including:

•Sustainability Accounting Standards Board ("SASB") – Household and Personal Products Sector
•The Carbon Disclosure Project ("CDP")
•The Task Force on Climate-Related Financial Disclosures ("TFCD")

Additional information about our sustainability efforts and commitments, including our annual sustainability report, our Sustainability and Accounting Standards (SASB) Index, and Task Force on Climate-related Financial Disclosures (TCFD), can be found in the sustainability section of our website on the 'Our Commitment to the

Perrigo Company plc - Item 1

Environment page at www.Perrigo.com. References to our reports and the website are for informational purposes only, and neither the sustainability report nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

Environmental Matters

Our facilities and operations are subject to various environmental laws and regulations. We undergo periodic internal audits related to environmental, health, and safety requirements in order to maintain compliance with applicable laws and regulations in each jurisdiction where we operate. We have made, and continue to make, expenditures necessary to comply with applicable environmental laws; however, we do not believe that the costs for complying with such laws and regulations have been or will be material to our business. We do not have any material remediation liabilities outstanding.

We’re committed to having Net Zero carbon emissions in our operations by 2040. As part of our climate strategy, we're in the process of integrating transitional and physical climate risks into our business strategy and disclosure efforts. We recognize that climate risks may pose potential threats but also offer long term opportunities. We are dedicated to advancing the tools and methodologies for assessing climate impacts, tracking progress in reducing greenhouse gas emissions, and evaluating potential climate-driven risks to our business strategy.

Human Capital Resources

At Perrigo, we believe that the continuous personal and professional development of our people is an important component of our ability to attract, retain, and motivate top talent, which are all important aspects of our self-care strategy. Our global workforce consists of more than 9,140 full time and part time employees spread across 33 countries, of which approximately 20% were covered by collective agreements as of December 31, 2023. We continuously endeavor to provide a diverse, inclusive and safe work environment so our colleagues can bring their best to work every day. Each of us is responsible for upholding Perrigo’s four core values of Integrity, Respect, Responsibility and Curiosity and our Culture Framework.

Diversity, Equity and Inclusion

Consistent with our core values, we strive for our workforce to represent the diverse consumer base we wish to serve, enabling us to continue to deliver on our self-care promise. We believe that diverse representation, equitable practices, and inclusive behavior creates lasting benefits for Perrigo colleagues, our customers, consumers, and shareholders through enhanced individual well-being, retention, team performance, innovation, and leads to profitable growth. Our 2023-2026 DEI strategy focuses on building a winning culture through 'belonging'. The strategy focuses on three key areas:

•Educating our workforce and building inclusive mindsets;
•Strengthening our talent management practices through a lens of equity and belonging; and
•Enabling leaders, embedding accountability and strengthening our DEI governance practices.

Perrigo is committed to the well-being of the communities we serve and the individuals that make up our team of talented colleagues. Accordingly, we continue to take action to help address inequality based on multiple aspects of diversity and will be strengthening our focus on 'belonging'. Our goal is to nurture a culture where people can experience belonging, enabling them to be at their best at Perrigo.

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

Perrigo Company plc - Item 1

Our Total Rewards philosophy is to continuously attract, engage and inspire our people by designing Total Rewards that reinforce 'belonging' at Perrigo and align with our values and winning culture, helping to fulfill Perrigo's Vision. Our total rewards package delivers competitive pay, cash-based incentives, broad-based stock grants, retirement benefits, leading healthcare, paid time off, and on-site services, among other benefits. Additionally, we are proud to continue our “HEALTHYyou” well-being program that supports our colleagues and their families in maintaining and improving their health as they navigate their own self-care and well-being journeys. This program is highly valued by our colleagues and it continues to be recognized externally by receiving the Best and Brightest in Wellness™ Award every year since 2017.

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

Finally, we monitor our engagement across 23 dimensions multiple times a year to proactively shape an environment where colleagues are able to contribute their best, feel valued, and grow.

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

More details on these and other Perrigo Company initiatives are available on the 'Building Healthier Communities' page of our website available at www.Perrigo.com.

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

Perrigo Company plc - Item 1
Regulation

United States Regulation

U.S. Food and Drug Administration

Under the Federal Food, Drug and Cosmetic Act, as amended ("FFDCA") FDA has jurisdiction over OTC drug products, Active Pharmaceutical Ingredients ("API"), medical devices, cosmetics, and foods including dietary supplements and infant formula products. The FDA’s jurisdiction can include the manufacturing, testing, labeling, packaging, storage and distribution of these products. We are committed to consistently providing our customers with high quality products that adhere to the various regulations promulgated by the FDA. The FDA conducts periodic compliance inspections of our facilities and processes. If the FDA or comparable regulatory authority becomes aware of new safety information about any of our products, these authorities may require further inspection, enhancement to manufacturing controls, labeling changes, additional testing requirements, restrictions of indicated uses or marketing, post-approval studies or post-market surveillance.

Active Pharmaceutical Ingredients ("API")

Third parties develop and manufacture APIs for use in certain of our pharmaceutical products that are sold in the U.S. and other global markets. API manufacturers typically submit a drug master file to the FDA that provides proprietary information related to the API manufacturing process. The FDA inspects the manufacturing facilities to assess compliance and the facilities and procedures must be compliant before API may be imported into the U.S.

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

Before marketing a particular infant formula, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation consistent with the FDA’s labeling, nutrient content, and manufacturer quality control requirements. A manufacturer must notify the FDA at least 90 days before the marketing of any infant formula that differs fundamentally in processing or in composition from any previous formulation produced by the manufacturer. We actively monitor this process and make the appropriate adjustments to remain in compliance with current FDA rules regarding current Good Manufacturing Practice ("cGMP"), quality control procedures, quality factors, notification requirements, and reports and records for the production of infant formulas.

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

U.S. Department of Agriculture

The Organic Foods Production Act enacted under Title 21 of the 1990 Farm Bill established uniform national standards for the production and handling of foods labeled as "organic." Our infant formula manufacturing sites in Vermont, Ohio and Wisconsin adhere to the standards of the U.S. Department of Agriculture ("USDA") National Organic Program for production, handling, and processing to maintain the integrity of organic products and are USDA-certified, enabling them to produce and label organic products for U.S. and Canadian markets.

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

U.S. Drug Enforcement Administration

The U.S. Drug Enforcement Administration ("DEA") regulates certain drug products containing controlled substances and List I chemicals, such as pseudoephedrine, pursuant to the federal Controlled Substances Act ("CSA") and the Substance Use-Disorder Prevention that Promotes Opioid Recovery Treatment for Patients and Communities Act ("SUPPORT Act"). The CSA and DEA regulations impose registration, security, record keeping, suspicious order monitoring, reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers under the oversight of the DEA. The DEA categorizes controlled substances into Schedules I, II, III, IV, or V, with varying qualifications for listing in each schedule. We are subject to the requirements regarding List I chemicals. Our facilities that manufacture, distribute, import, or export any List 1 Chemicals must register annually with the DEA and are subject to inspection and enforcement action if found out of compliance.

Federal Healthcare Programs and Drug Pricing Regulation

In the U.S., government healthcare programs such as Medicaid are important third-party payers for patients treated with our products. While these programs may cover OTC products under some circumstances, utilization of our products under these programs is limited. When covering our products, these programs regulate the amount pharmacies and other healthcare providers are paid for our products. We participate in multiple programs, and are subject to associated price reporting, payment, and other compliance obligations under each.

Other U.S. Regulations and Organizations

We are subject to various other federal, state, non-governmental, and local agency rules and regulations, including among others: U.S. federal anti-bribery laws; Federal Trade Commission regulation of advertising and promotion of consumer goods; consumer product safety requirements; state and federal privacy laws and regulations; laws requiring certain pharmaceutical manufacturers to track and report payments to physicians and teaching hospitals; and non-governmental standard-setting organizations such as the International Organization for Standardization ("ISO") and the United States Pharmacopoeia Convention, Inc. ("USP"). Compliance with the laws and regulations regarding the manufacture and sale of our current products and the discovery, development, and introduction of new products requires substantial effort, expense and capital investment.

Regulation Outside the U.S.

We develop and manufacture products and market third-party manufactured products in regions outside the U.S., primarily Europe, Canada, and Australia, each of which has its own regulatory environment. Other regulatory agencies, organizations and legislation that may impact our business include, but are not limited to privacy regulations, transparency laws, anti-bribery laws, and rules and regulations on infant formula.

Perrigo Company plc - Item 1
Regulation

European Union

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

Perrigo Company plc - Item 1
Regulation

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

Tax Regulations

Recent Changes to Tax Laws, Regulations and Related Interpretations

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. In particular, the OECD's Pillar Two initiative introduces a global per-country minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in many of the jurisdictions in which we operate. The legislation will be effective for our financial year beginning January 1, 2024. We are in scope of the enacted or substantively enacted legislation and have performed an assessment of our potential exposure to Pillar Two income taxes.

The assessment of the potential exposure to Pillar Two income taxes is based on the most recent tax filings, country-by-country reporting and financial statements for our constituent entities. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which we operate are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor reliefs do not apply and the Pillar Two effective tax rate is below 15%. We do not expect a material exposure to Pillar Two income taxes in those jurisdictions.

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

Perrigo Company plc - Item 1A
Risk Factors
•Disruption of our supply chain, including as a result of pandemics, global health crises, or wars or other civil unrest, including war in Ukraine, or in Gaza, could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
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
•There can be no assurance that our strategic initiatives, including restructurings, will achieve their intended effects.
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

Perrigo Company plc - Item 1A
Risk Factors
Tax Related Risks

•The resolution of uncertain tax positions and ongoing disputes with U.S. and foreign tax authorities could be unfavorable which could have a material adverse effect on our business.
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

Perrigo Company plc - Item 1A
Risk Factors
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
We operate in highly regulated industries in numerous countries and are subject to the regulations of a variety of U.S. and non-U.S. agencies related to the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, import, export, advertising, and sale (including cost, pricing and reimbursement) of our products, as described in detail in Item 1. Business - Government Regulation and Pricing. Changes in laws, regulations, and practices in the countries in which we operate, including changes in interpretation of existing regulations (which may have retroactive effect), may be difficult or expensive for us to comply with, could restrict or delay our ability to manufacture, distribute, sell or market our products, and may adversely affect our revenue, operating results, and financial condition or impose significant administrative burdens. Moreover, changes in the interpretation of existing regulations or practices by such regulators could result in changes in the legal requirements affecting us (including with retroactive effect). Divergence in regulatory approach from country to country, and between the EU and individual member states, adds cost and complexity to the compliance framework; and differences in requirements and/or implementation dates in different jurisdictions may provide competitive advantages to manufacturers that operate in other locations. If our products fail to meet regulatory requirements, our sales may be adversely affected, we may incur fines and penalties, and our exposure to liability relating to product-based claims may increase. Below are some examples of ways in which regulatory risk may impact us:

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
•Regulatory agencies globally, including the FDA and the European Medicines Agency, have issued guidance on assessing and controlling nitrosamine impurities in medicine products. We are continuing to undertake a review of our product portfolio in accordance with regulatory guidance to assess the risk of the presence of nitrosamine impurities. Any finding of nitrosamine impurities exceeding levels set by regulatory authorities may require us to adopt modified product sourcing and/or manufacturing processes or to initiate product withdrawal.
•Rx-to-OTC switches are part of our future growth. If regulatory agencies fail to approve Rx-to-OTC switches in new product categories or reassess the terms of existing OTC classifications, our growth prospects and product mix would be impaired. Further, regulatory agencies may reassess the terms of OTC classification if they perceive a shift in the previously assessed benefit/risk profile. Any such reassessment could lead to OTC products reverting to prescription. For example, as described in Item 1. Business - Government Regulation and Pricing, Irish regulators are undertaking a formal review of non-prescription codeine

Perrigo Company plc - Item 1A
Risk Factors
products, which could result in the reclassification of codeine to prescription only after a brief transition period. A final opinion is expected in the first quarter of 2024. Sales of products containing codeine in Ireland were approximately $18 million in 2023. Moreover, a reclassification by Ireland could lead to reviews in other jurisdictions as well.
•Our infant formula products may be subject to barriers or sanctions imposed by countries or international organizations limiting international trade and dictating the content of such products. If governments enhance regulations on the infant formula industry through actions such as requiring additional testing or compulsory batch-by-batch inspection, or impose additional requirements on manufacturing practices, our sales and operating margins in this category could be adversely affected as it is costly to comply with such new regulations or requirements, and to develop compliant products and processes for our infant formula products. For example, in March 2023, the FDA released its "Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market" and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula and resiliency of the infant formula market. We have been experiencing increased costs and lower production volumes associated with compliance with the FDA's evolving regulatory expectations and expect higher compliance costs moving forward.
•The regulation of List I chemicals complicate our supply chain, and adverse regulatory actions may result in temporary or permanent interruption of distribution of our products, withdrawal of our products from the market, or other penalties. If we are unable to obtain necessary quotas for List I chemicals, we risk having delayed product launches or failing to meet commercial supply obligations.
•In 2023, the European Parliament voted on a proposal to extend the EU's Medical Device Regulation ("MDR") transition periods until 2027-2028, together with an extended validity of existing medical device certificates and the possibility to sell off existing medical device products until end of shelf-life. With this decision the European Parliament took into account that there is currently a shortage in the number of Notified Bodies authorized to carry out conformity assessments required under MDR.
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

We are dependent upon consumers' perception of the safety, quality, and efficacy of our products. Negative consumer perception may arise from media reports, social media posts, product liability claims, regulatory investigations, or recalls affecting our products or our industry, any of which may reduce demand or could damage our reputation and adversely affect our business.

•Our products involve risks such as product contamination, spoilage, mislabeling, and tampering that could require us to recall one or more of our products or could result in death or injury to consumers. Serious product quality concerns could also result in governmental actions against us that, among other things,

Perrigo Company plc - Item 1A
Risk Factors
could result in the suspension of production or distribution of our products, product seizures, loss of certain licenses, delays in the issuance of governmental approvals for new products, or other governmental penalties.
•We cannot guarantee that counterfeiting, imitation or other tampering with our products will not occur or that we will be able to detect and resolve it, which could lead to death or injury of consumers and negatively impact our reputation.
•Our nutritional product category is subject to certain consumer preferences and concerns, including the number of mothers who choose to use infant formula products rather than breastfeed their babies, which could change based on factors including increased promotion of the benefits of breastfeeding over the use of infant formula by private, public and government sources and changes in the number of families that are provided with infant formula by the U.S. federal government through the Women, Infants and Children program which we do not participate in.
•With respect to our powdered infant formula products, a risk of contamination or deterioration may exist at each stage of the production cycle, including the purchase and delivery of raw materials, the processing and packaging of food products, and the use and handling by consumers, hospital personnel, and healthcare professionals. If certain of our infant formula products are found or alleged to have suffered contamination or deterioration, whether or not under our control, our reputation and our infant formula product category sales could be materially adversely affected. As described in Part II. Item 7, we have continued to work with the FDA to address additional inspection observations at our Wisconsin infant formula facility. We have implemented new procedures to address these observations, but if we are unable to address these observations to the satisfaction of the FDA, or if we are perceived to not be in compliance with the FDA's evolving regulatory framework for infant formula products, our reputation could be adversely affected.
•Our financial success is dependent on positive brand recognition, which results in part from large investments in marketing over a period of years. The success of our brands may suffer if we do not continue to invest in marketing, or if our marketing plans or product initiatives are unsuccessful. In addition, an issue with one of our products could negatively affect the reputation of other products, potentially hurting our financial results.
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

We rely on third parties to source many of our raw materials and to manufacture certain dosage forms that we distribute. Refer to Item 1. Business - Materials Sourcing. Certain raw materials may experience rapid cost increases due to increased labor, relevant commodities, energy costs and other inflationary pressures, and this may have a material negative impact on our financial results, whether or not we are able to pass on such increases to our customers. We maintain several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous due to regulatory, performance, quality, support, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related product in a timely manner, a particularly severe effect for higher volume or more profitable products. It can take substantial time and investment to qualify an alternative supplier or material sources and establish reliable supply.

We maintain a strict program of verification and product testing throughout the ingredient sourcing and manufacturing process to identify potential counterfeit ingredients, adulterants, and toxic substances. Nevertheless, discovery of previously unknown problems with raw materials, product manufacturing processes, or new data suggesting an unacceptable safety risk, could result in a voluntary or mandatory withdrawal of the contaminated product from the marketplace, either temporarily or permanently. Any future recall or removal would result in additional costs and lost revenue, harm our reputation, and may give rise to product liability litigation.

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

Perrigo Company plc - Item 1A
Risk Factors
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

Disruption of our supply chain, including as a result of the pandemics, global health crises, or wars or other civil unrest, including the war in Ukraine, or in Gaza, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Over the course of 2022 and 2023, supply chain disruptions, including volatility in both cost and availability of agricultural, oil and paper-based commodities driven by the war in Ukraine, have led to higher input costs. Additionally, we experienced employment vacancies and attrition as the labor market negatively impacted productivity and drove the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have begun to substantially offset inflationary pressures, and the global freight constraints in availability of freight containers and truck drivers are normalizing. While we believe these actions will continue to improve our ability to ship, however, there can be no assurances that we will be able to meet demand due to supply chain constraints. Moreover, if these supply chain disruptions worsen, our results of operations could be further impacted.

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

We have entered into strategic alliances with partners and suppliers to develop, manufacture, market and/or distribute certain products, or components of our products in various markets. We commit substantial effort, funds and other resources to these various collaborations. There is a risk that our investments in these collaborative arrangements will not generate the anticipated financial returns. While we believe our relationships with our partners and suppliers generally are successful, disputes, conflicting priorities or regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefit of the collaboration. Refer to Item 8. Note 1. A failure or inability of our partners or suppliers to fulfill their collaboration obligations, or the occurrence of any of the risks above, could have an adverse effect on our business, financial condition, and results of operations.

Our business depends upon certain customers for a significant portion of our sales, therefore our business would be adversely affected by a disruption of our relationship with these customers or any material adverse change in these customers' businesses.

We have one significant customer that represented 11.8% of our consolidated net sales for the year ended December 31, 2023. While we have other important customers, no other individual customer represents more than 10% of net sales. However, the loss of one or more of our customers could be material. We believe we have good relationships with all our customers. If our relationship with any of our significant customers, including the terms of doing business with the customers, changes significantly, or if one or more such customers were to experience difficulty in paying us on a timely basis, it could have a material adverse impact on us. The risk of such impacts would be increased by continued consolidation in the sector in which our customers operate. Refer to Item 1. Business - Significant Customers.

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

Our customers could be adversely impacted if economic conditions worsen in the U.S. or other countries in which we operate. In the U.S., our consumer self-care business does not advertise our store brand products like national brand companies and thus, is largely dependent on retailer promotional activities to drive sales volume and increase market share. If our customers do not have the ability to invest in store brand promotional activities, our sales may suffer. Additionally, while we actively review the credit worthiness of our customers and suppliers, we cannot fully predict to what extent they may be negatively impacted by slowing economic growth. Our stock price may decline due to any earnings release or guidance that does not meet market expectations or other circumstances, which may be beyond our control, such as the severity, length and timing of the cough/cold/flu and allergy seasons, the timing of new product approvals and introductions by us and our competitors, and the timing of retailer promotional programs.

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

Perrigo Company plc - Item 1A
Risk Factors
industrial espionage, interruptions or other system issues, unauthorized access and computer viruses. Such events may be difficult to detect, and once detected, their impact may be difficult to assess and address.

Cyber-attacks have become increasingly common. We have experienced immaterial business disruption, monetary loss and data loss as a result of phishing, business email compromise and other types of attacks. In addition, the rapid evolution and increased adoption of new technologies, such as artificial intelligence, may intensify our cybersecurity risks. While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient, and that could subject us to significant risks, including, without limitation:
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

During 2023, Patrick Lockwood-Taylor was appointed President, Chief Executive Officer and Board Member. Additionally, Catherine "Triona" Schmelter joined the Company as Executive Vice President and President Consumer Self-Care Americas. Changes in executive management create uncertainty. Moreover, changes in our company as a result of management transition could have a disruptive impact on our ability to implement, or result in changes to, our strategy and could negatively impact our business, financial condition and results of operations.

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

We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statement of Operations. As of December 31, 2023, the net book value of our goodwill and intangible assets were $3.5 billion and $3.0 billion, respectively. In the past three years, we have recognized a total of $263.1 million in asset impairments, across all segments and asset categories. Refer to Item 8. Note 9 for additional information related to our goodwill and intangible assets.

There can be no assurance that our strategic initiatives, including restructurings, will achieve their intended effects.
We are in the process of implementing certain initiatives, including our Supply Chain Reinvention Program, designed to increase operational efficiency and improve our return on invested capital by, among other goals, reducing portfolio complexity, investing in advanced planning capabilities, diversifying sourcing, and optimizing our manufacturing assets and distribution models. We also are launching Project Energize, a global investment and efficiency program to drive the next evolution of the Company's capabilities and organizational agility. We believe these initiatives will reduce operating costs and/or enhance our net sales, operating margins, and earnings; however, certain of these initiatives require substantial costs during implementation, and there can be no assurance any of these initiatives will produce the anticipated benefits. Any delay or failure to achieve the anticipated benefits could have a material adverse effect on our projected results.
However, if these programs are not implemented successfully, or if circumstances outside of our control affect our costs over their associated time periods, these programs may not produce the anticipated benefits and/or may cost more to achieve. In addition, implementing these changes will require a significant amount of management time and effort, which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including our other strategic initiatives, possible organic or inorganic growth opportunities, and customer and vendor relationships. Any of the foregoing risks could materially adversely affect our business, results of operations, liquidity, and financial condition.

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

Even if integration occurs successfully, we may not achieve projected synergies or level of anticipated sales growth in new products, brands, or geographic markets within the anticipated timeframe, or at all. There are inherent uncertainties involved in identifying and assessing the profit potential, value, strengths, weaknesses, risks, and contingent and other liabilities of acquisitions, such as HRA Pharma and Gateway, some of which can be affected

Perrigo Company plc - Item 1A
Risk Factors
by risks and uncertainties relating to government regulations and oversight as well as changes in the business, the industry, competition, consumer trends or general economic conditions. For instance, in response to the FDA's evolving regulatory expectations on infant formula, we have shortened our production campaigns to perform more frequent major cleanings and implemented enhanced product testing and quality procedures, resulting in additional costs and lower production volumes of infant formula.

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

We manufacture, source raw materials, and sell our products in a number of countries. The percentage of our business outside the U.S. has been increasing. We are subject to risks associated with international manufacturing and sales, including changes in regulatory requirements. Refer to Item 1. Business - Government Regulations and Pricing, for changes to tax and import/export laws and trade and customs policies (including the enactment of tariffs on goods imported into the U.S., including but not limited to, goods imported from China), problems related to markets with different cultural norms or political systems, possible difficulties in enforcing agreements, longer payment cycles and shipping lead-times, difficulties obtaining export or import licenses, and imposition of withholding or other taxes.

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

The UK now has an ability to diverge from EU regulation (the UK Government’s stated aim), which could enable the UK to seek competitive regulatory advantage. However, the EU could respond by withdrawing benefits under the TCA. These complexities may impair the ability of our operations in the EU to transact business in the UK in the future, and similarly the ability of our UK operations to transact business in the future in the EU. In addition, Brexit could lead to legal uncertainty and potentially different national laws and regulations as the UK determines which EU laws to replace or replicate. Any of the above-mentioned effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

Moreover, financial volatility and geopolitical instability outside the U.S. may impact our operations or affect global markets. For example, the war in Ukraine and the resulting sanctions by U.S. and European governments, together with any additional future sanctions by them, could have a larger impact that expands into other markets where we do business, including our supply chain, business partners and customers in the broader region, which could result in lost sales, supply shortages, increase manufacturing costs and lost efficiencies. Further, the conflict may adversely impact macroeconomic conditions and increase volatility in and affect our ability to access capital markets and external financing sources on acceptable terms or at all. The Israel/Hamas conflict could impact our supply of API. Israel is a global technology research and development center that plays a critical role to the global API market, as a number of key suppliers are located within Israel. Perrigo sources some raw materials and finished goods from suppliers in Israel for certain self-care products, including Omeprazole. There is potential for some disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. Although there has not been any material impact on operations and we believe we have a strong mitigation plan in place, the conflict between Israel and Hamas remains active and fluid. Should the conflict expand or escalate, we could experience disruptions to our API supply. Given the international scope of our operations, such effects of ongoing wars and armed conflicts, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

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

Perrigo Company plc - Item 1A
Risk Factors

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

Perrigo Company plc - Item 1A
Risk Factors
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
•We may have to defend against charges that we infringed patents or violated proprietary rights of third parties. This could require us to incur substantial expense and could divert significant effort of our technical and management personnel. If we are found to have infringed rights of others, we could lose our right to develop or manufacture some products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Additionally, if we choose to settle a dispute through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products.
•At times, our CSCA segment may seek approval to market drug products before the expiration of a third party's patents for therapeutically equivalent products, based upon our belief that such patents are invalid, unenforceable or would not be infringed by our products. In these cases, we may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, we may, in certain circumstances, elect to market a store brand or generic pharmaceutical product while litigation is pending, before any court decision, or while an appeal of a lower court decision is pending, known as an "at risk" launch. The risk involved in an "at risk" launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits we make from selling the generic version of the product. By electing to proceed in this manner, we could face substantial damages if we receive an adverse final court decision. In the case where a patent holder is able to prove that our infringement was "willful" or "exceptional," under applicable law, the patent holder may be awarded up to three times the amount of its actual damages or we may be required to pay attorneys’ fees.

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

To protect against various potential liabilities, we maintain a variety of insurance programs, including property, general, product, and directors' and officers' liability. We may reevaluate and change the types and levels of insurance coverage that we purchase. Insurance costs, including deductible or retention amounts, may increase, or our coverage could be reduced, which could lead to an adverse effect on our financial results depending on the nature of a loss and the level of insurance coverage we maintained. Moreover, we are self-insured when insurance is not available, not offered at economically reasonable premiums or does not adequately cover claims brought against us. Our business inherently exposes us to claims, and an unanticipated payment of a large claim may have a material adverse effect on our business.

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

Tax Related Risks

The resolution of uncertain tax positions, including any ongoing disputes with U.S. and foreign tax authorities, could be unfavorable, which could have a material adverse effect on our business.

Although we believe our tax estimates are reasonable and our tax filings are prepared in accordance with applicable tax laws, the final determination with respect to any tax audit or any related litigation could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results or cash flows in the periods for which that determination is made and in future periods after the determination. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties or interest assessments. See Item 8. Note 18 for a description of current audits and adjustment-related disputes and related litigation.

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

Perrigo Company plc - Item 1A
Risk Factors
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

Capital and Liquidity Risks

Our indebtedness could adversely affect our ability to invest in our business and implement our strategic initiatives.

Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At December 31, 2023, our total indebtedness outstanding was $4.1 billion.

The agreements governing our Senior Secured Credit Facilities (as defined in Item 8. Note 12) impose material operating and financial restrictions that limit our operating flexibility, including the following:

•The Credit Agreement (as defined below) governing our Senior Secured Credit Facilities contain, and agreements governing our other indebtedness may contain, a number of restrictions and covenants that, among other things, limit our ability and/or our restricted subsidiaries’ ability to:
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
•The Credit Agreement governing our Senior Secured Credit Facilities also includes certain financial covenants that require us to maintain a maximum first lien secured leverage ratio and a minimum interest coverage ratio.

Perrigo Company plc - Item 1A
Risk Factors
•As a result of these restrictions, we may be limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.
•Our failure to comply with any of the covenants could result in a default under the Credit Agreement and certain other indebtedness, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. Such default may allow the lenders or other note holders to accelerate the related debt and may result in the acceleration of any other debt to which cross-acceleration or cross-default provision applies. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially affected. In addition, an event of default under the Credit Agreement may permit the lenders to refuse to permit additional borrowings under the Revolver (as defined below) or to terminate all commitments to extend further credit under the Revolver. Furthermore, if we are unable to repay the amounts due and payable under the Credit Agreement or other debt instruments, the lenders and note holders may be able to proceed against the collateral granted to them to secure that indebtedness. If our indebtedness is accelerated, there can be no assurance that we would be able to repay or refinance our debt or obtain sufficient new financing.
•Future downgrades to our credit ratings may limit our access to capital and materially increase borrowing costs on current or future financing, including via trade payables with vendors. Customers' inclination to purchase goods from us may also be affected by the publicity associated with deterioration of our credit ratings.
•There are various maturity dates associated with our Senior Secured Credit Facilities, senior notes, and other debt facilities. There is no assurance that cash, future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. Further, there is no assurance that any future refinancing or renegotiation of our Senior Secured Credit Facilities, senior notes or other debt facilities, or additional agreements will not have materially different or more stringent terms. Refer to Item 7. Management’s Discussion and Analysis - Capital Resources.

We cannot guarantee that we will buy back our ordinary shares pursuant to our announced share repurchase plan or that our share repurchase plan will enhance long-term shareholder value.

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. During the year ended December 31, 2023 and December 31, 2022, we did not repurchase any shares under such authorization, and there can be no assurances that we will do so in the future. The specific timing and amount of additional buybacks under the authorization, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, the nature of other investment opportunities, the availability of our distributable reserves and the tax consequences of any buybacks. In addition, our ability to repurchase shares may be limited in the future under Irish law, if at any time we do not have sufficient distributable reserves. No share repurchases are currently anticipated in the near term.

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
•Additionally, under the Irish Takeover Panel Act issued in 1997 and Takeover Rules issued in 2022, the Board of Directors is not permitted to take any action that might frustrate an offer for our ordinary shares, including issuing additional ordinary shares or convertible equity, making material acquisitions or dispositions, or entering into contracts outside the ordinary course of business, once the Board of Directors has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. These provisions may give the Board of Directors less ability to control negotiations with hostile offerors and protect the interests of holders of ordinary shares than would be the case for a corporation incorporated in a jurisdiction of the United States.

We may be limited in our ability to pay dividends in the future.

A number of factors may limit our ability to pay dividends, including, among other things:

•Our ability to receive cash dividends and distributions from our subsidiaries;
•Compliance with applicable laws and debt covenants;
•Our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant; and
•The availability of our distributable reserves.

Under Irish law, distributable reserves are the accumulated realized profits so far as not previously utilized by distribution or capitalization, less accumulated realized losses so far as not previously written off in a reduction or a reorganization of capital duly made, subject to adjustments for any increases to, or reductions of, share premium. In addition, no distribution or dividend may be made if, at the time of the distribution or dividend, our net assets are not, or would not be, after giving effect to such distribution or dividend, be equal to, or in excess of, the aggregate of our called-up share capital plus undistributable reserves.

While we currently expect to continue paying dividends, significant changes in our business or financial condition such as asset impairments, sustained operating losses and the selling of assets, could impact the amount of distributable reserves available to us. On July 18, 2023, the Irish High Court approved the creation of $4,900 million of distributable reserves of the Company through the reduction of the Share Premium account. The court order authorizing the creation of distributable reserves was filed with the Registrar of Companies in Ireland and became effective on July 20, 2023.

Perrigo Company plc - Item 1A
Risk Factors

Additionally, we are subject to financial covenants in our Senior Secured Credit Facilities. Our failure to comply with these covenants could trigger events, which could result in the acceleration of the related debt. Refer to Item 7. Management's Discussion and Analysis - Capital Resources for more information.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

Cybersecurity is an important part of our risk management program and an area of increasing focus for our Board and management. While management is responsible for day-to-day risk management, the Board, is responsible for the Company’s overall risk oversight function, including cybersecurity risks, and includes oversight by several committees. The Audit Committee supports the Board in overseeing the overall framework for the risk assessment and enterprise risk management (“ERM”) process for the Company. The Nominating & Governance Committee (“NGC”) supports the Board by overseeing cybersecurity risks, policies and objectives. As part of its duties, the NGC regularly provides reports to the full Board of Directors (which includes Audit Committee members) related to matters within its responsibility. As a result of this process, the Audit Committee receives updates on, among other things, cybersecurity, which can be used to assist the Board and Audit Committee in its oversight of the Company's ERM processes.

We use a risk-based approach to identify, assess, protect, detect, respond to and recover from cybersecurity threats. Recognizing that no single technology, process or business control can effectively prevent or mitigate all risks, we employ multiple technologies, processes and controls, all working independently but as part of a cohesive strategy to minimize risk, including the following:

•Management invests in organization capability and technology to manage and identify cybersecurity and information security risks. Our Company has information security employees across the globe, enabling us to monitor and promptly respond to threats and incidents, identify and maintain oversight of cybersecurity risks associated with third parties, evaluate and deploy cybersecurity technologies, and ensure associates are educated and prepared to address shared cybersecurity risks.
•We emphasize security and resiliency through business assurance capabilities and incident response plans designed to identify, evaluate, and remediate incidents when they occur. We regularly review and update our plans, policies and technologies and conduct regular training exercises and crisis management preparedness activities to test their effectiveness.
•We have implemented an information and cybersecurity awareness program designed to educate and test employee maturity at least annually, and regularly throughout the year employees receive training regarding phishing and other threat actor schemes, the inherent risks involved in human interaction with information and operational technology, and new and emerging technologies.
•Our global cybersecurity program increasingly leverages intelligence-sharing capabilities about emerging threats within the Consumer Packaged Goods sector, across other industries, with specialized vendors, industry groups, and through public-private partnerships with government intelligence agencies. Such intelligence allows us to better detect and work to prevent emerging cybersecurity threats before they materialize.
•The Company’s cybersecurity policies, standards and processes are designed and implemented in light of the requirements of the National Institute of Standards and Technology (NIST) frameworks for cybersecurity and privacy.
•Our strategy to identify, assess, protect, detect, respond to and recover from cybersecurity threats is regularly tested by external parties through auditing, penetration testing, and other exercises designed to assess and test our cybersecurity health, resiliency and the effectiveness of our program.

We have experienced and may continue to experience cybersecurity incidents; however, we do not believe any cybersecurity incidents incurred to date have materially affected our Company, including our business strategy, results of operations, or financial condition. While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient, and that could subject us to significant risks. For further discussion of how these and other potential cybersecurity risks may impact our business, refer to the risk factor under heading “A cybersecurity breach, disruption or misuse of our information systems, or our external business partners’ information systems could have a material adverse effect on our business” in Item 1A. Risk Factors – Operational Risks.

GOVERNANCE

The NGC, comprised solely of independent directors, is charged with oversight of risks related to global cybersecurity and operational resiliency. The NGC routinely engages with relevant management on a range of cybersecurity-related topics, including the threat of environment and vulnerability assessments, policies and practices, technology trends and regulatory developments from the Chief Financial Officer (“CFO”) and Senior Vice President, Information Technology and Services (“IT&S”) Strategy and Business Partnering. The NGC meets separately in advance of each regular Board meeting and when needed in the event of a specific cybersecurity threat, and its Chair regularly reports out to the Board on key matters considered by the NGC. The Board is periodically briefed on related cybersecurity matters from other executives from Legal, Privacy, and IT&S, as well as external experts related to breach management, external attestation of the company’s cybersecurity practices and processes, and evolving cybersecurity matters that may inform the company’s cybersecurity strategy and approach. The Board has received and will continue to receive cybersecurity training.

Our overall information security efforts are led by the CFO and Senior Information Technology Executives. These leaders have substantial experience in cybersecurity including knowledge, skills, certifications, and background in cybersecurity.

We have a formalized breach management protocol that utilizes a cross-functional team to address global cybersecurity efforts that includes partnership with Legal, Risk, our CFO, IT&S Strategy and Business Partnering and Enterprise HR which lead matters when they occur. This collaborative approach, working with a wide range of key stakeholders to manage risk, allows us to effectively share and respond to threat intelligence. In the event of a specific cybersecurity threat or incident, management is notified in accordance with established escalation procedures. If appropriate, management then notifies the NGC, which may meet to describe the cybersecurity threat or incident before reporting out to the Board regarding the matter. We use forensic and other key third party service providers to assist the Company with its response in the event of a cybersecurity incident.

ITEM 2.    PROPERTIES
Our world headquarters is located in Dublin, Ireland, and our North American base of operations is located in Grand Rapids, Michigan. We manufacture products at 17 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 80% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at December 31, 2023:

Country	Number of Facilities	Segment(s) Supported
Ireland	1	CSCA, CSCI
United States	41	CSCA, CSCI
France	8	CSCI
Belgium	5	CSCI
China	5	CSCA, CSCI
United Kingdom	5	CSCI
Germany	4	CSCI
Switzerland	4	CSCI
Austria	3	CSCI
Hong Kong	2	CSCI
Finland	2	CSCI
Portugal	2	CSCI
Australia	2	CSCI
Greece	2	CSCI
Spain	2	CSCI

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ADDITIONAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers and their ages and positions as of February 23, 2024 were:

	Title and Business Experience	Age
Svend Andersen	Mr. Andersen was named Executive Vice President and President, Consumer Self-Care International in February 2017. Prior to joining Perrigo in May 2016, Mr. Andersen served as Executive Vice President - Europe for LEO-Pharma from December 2015 to May 2016.	62
Eduardo Bezerra	Eduardo Bezerra joined Perrigo in May 2022 as Executive Vice President and Chief Financial Officer. Mr. Bezerra previously served as Senior Vice President and Chief Financial Officer for Del Monte Fresh Produce, Inc., from 2019 to 2022. Before that, Mr. Bezerra held a number of positions of increasing responsibility at Monsanto company from 1998 to 2019.	49
Catherine T. Schmelter	Ms. Schmelter was named Executive Vice President and President Consumer Self-care Americas in September 2023. Prior to joining Perrigo, Ms. Schmelter was most recently at Treehouse Foods, where she served as Chief Transformation Officer. Prior to Treehouse Foods, Ms. Schmelter spent 10 years at Kraft Foods in various leadership roles, including Vice President of Meals, after beginning her CPG career at General Mills.	55
Thomas M. Farrington	Mr. Farrington was named Executive Vice President and Chief Information Officer in November 2015. He formerly served as Senior Vice President and Chief Information Officer from October 2006 to November 2015.	66
Kyle L. Hanson	Kyle L. Hanson joined Perrigo in June 2022 as Executive Vice President, General Counsel and Corporate Secretary. Ms. Hanson previously served as Senior Vice President, General Counsel and Secretary for Wolverine Worldwide, Inc., from 2018 to 2022.	59
Alison Ives	Alison Ives was appointed Executive Vice President and Chief Scientific Officer in June 2022. Ms. Ives previously served as Vice President Regulatory Affairs, Consumer Self-Care International from December 2017 to September 2020 and Vice President, Consumer Self-Care Americas, from September 2020 until May 2022.	43
Ronald C. Janish	Mr. Janish was named Chief Transformation Officer in January 2019 and Executive Vice President of Global Operations and Supply Chain in October 2015. He served as Senior Vice President of International and Rx Operations from 2012 until 2015.	58
Patrick Lockwood-Taylor	Patrick Lockwood-Taylor was appointed President, Chief Executive Officer and Board Member of Perrigo Company plc, effective June 30, 2023. He joined Perrigo from Bayer AG, where he was Regional President of Consumer Health North America, while also serving a dual role as President of Bayer U.S. Before Bayer, Mr. Lockwood-Taylor served as President and CEO of The Oneida Group Inc., a private company. Prior to this position, he spent more than 20 years with Procter & Gamble in various roles, including brand franchise and general management leadership positions.	55
Grainne Quinn	Dr. Quinn was named Executive Vice President in July 2016 and has served as Chief Medical Officer since November 2015. Prior to that she served as Vice President and Head of Global Patient Safety from January 2014 until November 2015.	54
Robert Willis	Mr. Willis was named Executive Vice President and Chief Human Resources Officer in March 2019 after serving as Vice President of Human Resources Global Businesses for nearly six years. Prior to joining Perrigo, Mr. Willis gained more than 20 years of experience in Human Resources leadership through roles with Fawaz Alhokair Group, GE Capital, DoubleClick, and Norkom Technologies.	55

Perrigo Company plc - Item 5

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common equity has traded on the New York Stock Exchange under the symbol PRGO since June 6, 2013. Prior to that, our common equity traded on the Nasdaq Global Select Market under the same symbol.

As of February 23, 2024, there were 4,117 record holders of our ordinary shares.

The graph below shows a comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index, and the S&P Consumer Staples Index. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends. Information in the graph is presented for the years ended December 31, 2018 through December 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Perrigo Company, the S&P 500 Index,
and the S&P 500 Consumer Staples Index
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Perrigo Company
S&P 500
S&P 500 Consumer Staples

* $100 invested on December 31, 2018 - in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

Our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date in October 2018, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the year ended December 31, 2023 or December 31, 2022. During the year ended December 31, 2020, we repurchased 3.4 million ordinary shares at an average purchase price of $48.28 per share for a total of $164.2 million under the 2018 Authorization. As of December 31, 2023, the approximate value of shares available for purchase under the 2018 Authorization was $835.8 million.

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

The following Management's Discussion and Analysis ("MD&A") is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes found in Item 8 of this report. See also "Cautionary Note Regarding Forward-Looking Statements." This discussion and analysis compares 2023 results to 2022. For discussion and analysis that compares 2022 results to 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

EXECUTIVE OVERVIEW

Perrigo is a leading pure-play self-care company with more than a century of innovation and experience serving the health and wellness needs of consumers. As one of the originators of the over-the-counter ("OTC") self-care market, Perrigo has a powerful legacy and vast scale in producing high-quality self-care products through a proven ability to proactively shape its portfolio to meet the evolving needs of consumers and customers.

Perrigo provides access to trusted self-care products that can be procured without needing to visit a doctor for a prescription. Guided by our vision and purpose, our strategic goal is to create a sustainable and value accretive growth engine by 1) delivering consumer preferred brands and innovation, 2) driving category growth with our customers, 3) powering our business with our world-class quality and supply chain, including a focus on sustainability with meaningful goals to reduce greenhouse gas emissions, water, and waste, in addition to improving the recyclability of our packaging, and 4) evolving our ways of working to one operating model. Our unique competency is to deliver a blended-branded business model of branded, value and store brand product offerings that provide consumers access to self-care products across the value spectrum.

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe with no one product representing more than 3% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, nutrition and women's health. In Europe, our portfolio consists primarily of brands, including Compeed®, EllaOne®, Solpadeine®, and ACO®.

Several initiatives are anticipated to advance our self-care strategy, including the implementation of our Supply Chain Reinvention Program and Project Energize, a global investment and efficiency program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results.

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

Recent Highlights

Market Factors and Trends

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

Inflationary Costs and Supply Chain

Over the course of 2022 and 2023, supply chain disruptions, including volatility in both cost and availability of agricultural, oil and paper based commodities driven by the war in Ukraine, have led to higher input costs. Additionally, we experienced employment vacancies and attrition as the labor market negatively impacted productivity and drove the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have begun to substantially offset inflationary pressures, and the global freight constraints in availability of freight containers and truck drivers have normalized. However, future supply chain disruptions and inflationary pressures from the continuation of the war in Ukraine and the more recent events from the war in Israel are uncertain.

Infant Formula

As part of its efforts to prevent supply interruptions and future Cronobacter spp. illnesses associated with powdered infant formula, in March 2023, the FDA released an “Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market” and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula. In response to those changes, we made considerable investments in all our infant formula manufacturing sites, including enhanced cleaning and sanitation protocols, enhancements to our environmental monitoring programs and added additional quality personnel. These changes resulted in lower manufacturing output and production yields across our infant formula network.

As previously disclosed, the Company received a warning letter from the FDA on August 30, 2023 relating to the Perrigo Wisconsin infant formula facility, which was acquired from a third party in November 2022. While the Company worked to resolve the issues raised in the August 30 letter, on November 29, 2023, the Company received notice from the FDA of additional inspection observations relating to Perrigo Wisconsin. Consistent with the Company’s commitment to quality, the Company temporarily paused all production at that facility and conducted an extended site-wide assessment and cleaning.

The Company also bolstered its internal resources and brought in additional outside expertise to help revise, enhance and strengthen comprehensive standards and processes across our infant formula network. As part of this plan, each of our infant formula manufacturing facilities are undergoing a site-specific evaluation and a plant wide reset, which may entail a pausing of production for comprehensive cleaning, infrastructure improvements and further enhancements to quality protocols and manufacturing processes. Perrigo Wisconsin has recently completed its plant-wide reset, and is now back in production. Our other two infant formula facilities are under evaluation or set to begin a reset in the first quarter of 2024.

We have incurred and expect to incur certain extraordinary non-recurring costs associated with the evolving U.S. infant formula regulatory landscape, including consulting and legal fees relating to the Company’s responses to the FDA and the development and institution of new protocols across our infant formula manufacturing sites, as well as other costs relating to the extended cleaning and sanitization and the pausing and restarting of production. We also expect higher ongoing operating costs at our infant formula manufacturing sites moving forward as we implement

Perrigo Company plc - Item 7
Executive Overview

our enhanced program with additional internal capabilities. Cash costs in 2024 to achieve this remediation plan are estimated at $35 to $45 million. Due to these costs and the unabsorbed overhead and depressed sales volumes resulting from these actions, infant formula results in 2024 is now expected below 2023 levels.

War in Ukraine

The invasion of Ukraine by Russia and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine have negatively impacted our results from operations in the region. We currently have 68 employees working in our Ukraine subsidiary. We do not have a subsidiary or employees in Russia. We have no manufacturing facilities in either Russia or Ukraine and we previously sold products into Russia entirely through distributors. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. Future impacts are difficult to predict due to the high level of uncertainty related to the war’s duration, evolution and resolution. If the conflict spreads or materially escalates, or economic conditions deteriorate, the impact on our business and results of operations could be material.

Israel-Hamas War

We continue to closely monitor the ongoing Israel/Hamas conflict and the social, political and economic environment in Israel and in the surrounding region to evaluate the impacts on our operations and supply chain. Israel is a global technology research and development center that plays a critical role to the global API market, as a number of key suppliers are located within Israel. The Company sources some raw materials and finished goods from suppliers in Israel for certain self-care products, including Omeprazole. Despite this situation, to date, Perrigo has confirmed that our suppliers in the region have active operations and continue to manufacture materials for us, and we have not received any reports of restrictions on imports or exports in Israel. However, there is potential for some disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. If the conflict spreads or materially escalates, or if the conflict leads to further volatility and uncertainty in financial markets or economic conditions, the impact on our business and results of operations could be material.

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

Restructuring

Supply Chain Reinvention Program

In 2022, we initiated a Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply chain. Through this initiative, we plan to reduce portfolio complexity, invest in advanced planning capabilities, diversify sourcing, and optimize our manufacturing assets and distribution models. We have identified a total annual run-rate potential savings opportunity by the end of fiscal year 2028 of between an estimated $200 million to $300 million (not including related depreciation expense on capital investments) if all facets of the Program are successfully implemented and executed. To obtain these potential benefits, we anticipate incurring costs of between $350 million to $570 million by the end of fiscal year 2028 to complete the program implementation, including capital investments, restructuring expenses, and implementation costs. A significant portion of the annual run-rate potential savings of the Program, between $150 million to $200 million (not including related depreciation expense on capital investments), are anticipated by the end of fiscal year 2025, along with associated potential spend of between $300

Perrigo Company plc - Item 7
Executive Overview

million and $450 million. During 2023, we achieved approximately $40 million of net savings, partially offset by approximately $28 million of restructuring expense. Refer to Item 8. Note 17.

Project Energize

Perrigo has successfully transformed into a pure-play consumer self-care company and is now embarking on the next stage of its self-care journey - evolving to One Perrigo. This evolution will create sustainable, value accretive growth through a blended-branded business model that better positions the Company to win in self-care.

As part of the Company's sustainable, value accretive growth strategy, the Company is launching Project Energize - a global investment and efficiency program to drive the next evolution of capabilities and organizational agility. This three-year program is expected to produce significant benefits in the Company’s long-term business performance by enabling our One Perrigo growth strategy, increasing organizational agility and mitigating impacts from stabilizing and strengthening the infant formula business.

Project Energize will be initiated in the first quarter of 2024, subject to local law and consultation requirements, and is expected to deliver an annualized pre-tax savings in the range of $140 million to $170 million by 2026. The Company expects to reinvest approximately $40 million to $60 million of these savings to drive its blended-branded business model. Restructuring and related charges associated with these actions are estimated to be in the range of $140 million to $160 million, including $20 million to $40 million in investments to enhance capabilities and are expected to be substantially incurred by the end of 2026. Restructuring activities as part of Project Energize are expected to result in the net reduction of approximately 6% of total Perrigo roles.

Impairments

During the three months ended December 31, 2023, we identified impairment indicators within our Rare Diseases reporting unit within the CSCI Segment as a result of performance and market factors that led to increased discount rates and lower comparable company multiples. We determined the reporting unit was impaired and recorded an impairment charge totaling $90.0 million related to goodwill. Refer to Item 8. Note 9.

Indebtedness and Capital

In December 2023, we entered into Amendment No. 1, an Incremental Assumption Agreement to our Term Loan and Revolving Credit Agreement that provides for a fungible add on to the Term B Loans in an aggregate principal amount of $300 million. The funds were used to settle the cash tender offer by Perrigo Finance Unlimited Company ("Perrigo Finance") for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 ("2024 Notes"). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest). Refer to Item 8. Note 12.

Tax Updates

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report with respect to its audit of our 2013 to 2015 fiscal tax years. The 30-day letter proposed, among other modifications, to reduce Perrigo U.S.'s deductible interest expense for certain intercompany debts owed in connection with the 2013 Elan merger transaction. On May 5, 2023, we finalized an agreement with IRS Appeals providing for settlement of the May 7, 2020 NOPA. In addition, based on the agreement with IRS Appeals, we will apply similar adjustments for all remaining tax years through 2018. In the second quarter of fiscal year 2023 we adjusted previously established reserves related to this and other matters in the same audit period. Refer to Item 1. Note 18 for additional information. On December 20, 2023 the IRS Examination Team confirmed its application of interest rates agreed with IRS Appeals to all remaining tax years with deductible interest expense relating to such intercompany debt.

RESULTS OF OPERATIONS

Currency Translation

Currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the year ended December 31, 2023 at the average exchange rates for the reporting period and average exchange rates for the year ended December 31, 2022.

Perrigo Company plc - Item 7
Consolidated

CONSOLIDATED

Consolidated Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2023	December 31, 2022
Net sales	$4,655.6	$4,451.6
Gross profit	$1,680.4	$1,455.4
Gross profit %	36.1%	32.7%
Operating income	$151.9	$78.9
Operating income %	3.3%	1.8%

Net sales increased $204.0 million, or 4.6%, primarily due to:
•$195.9 million increase from our acquisitions, comprised of ten additional months of Gateway (acquired on November 1, 2022) inclusive of an unfavorable impact of $9.2 million from a voluntary product recall and four additional months of HRA Pharma (acquired on April 29, 2022) inclusive of an unfavorable impact of $19.8 million due to distributor transitions as part of the integration strategy to capture synergies from the acquisition of HRA Pharma; and
•$73.8 million increase, or 1.7%, due primarily to approximately $209 million in strategic pricing actions and higher sales volume in the Skin Care, Healthy Lifestyle and Upper Respiratory product categories. E-commerce and new products also contributed to category growth. The increase was partially offset by lower net sales stemming from the evolving FDA regulatory expectations for infant formula manufacturing, declines in legacy nutrition in the CSCA segment due primarily to purposeful SKU prioritization actions to focus capacity on higher margin products and $9.4 million due to distributor transition in addition to the impacts noted above; partially offset by
•$49.9 million decrease from exited product lines and $19.3 million decrease from the divestitures of the Latin American businesses and ScarAway® brand asset in the prior year.

Operating income increased $73.0 million, or 92.5%, due to:

•$225.0 million increase in gross profit driven by higher net sales flow through and the benefits from our supply chain reinvention program primarily within CSCA. These were partially offset by lower infant formula productivity within U.S. nutrition stemming from the evolving FDA regulatory expectations for infant formula manufacturing and unfavorable cost of goods sold inflation primarily in Europe. Gross profit as a percentage of net sales increased 340 basis points compared to the prior year driven by strategic pricing actions, benefits from purposeful SKU prioritization actions and higher margin new products. These positive initiatives were partially offset by higher cost of goods sold inflation in the E.U. and lower manufacturing productivity in U.S. nutrition.

•$152.0 million increase in operating expenses due primarily to $90.0 million in goodwill impairment charges related to the Rare Diseases reporting unit in the CSCI segment, the acquisition of HRA Pharma and Gateway, and higher employee expenses, partially offset by decreased acquisition and integration expenses compared to the prior year period.

Perrigo Company plc - Item 7
CSCA

CONSUMER SELF-CARE AMERICAS

Segment Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2023	December 31, 2022
Net sales	$2,962.3	$2,925.9
Gross profit	$908.4	$787.2
Gross profit %	30.7%	26.9%
Operating income	$389.6	$366.1
Operating income %	13.2%	12.5%

Net sales increased $36.4 million, or 1.2% primarily due to:

•$127.6 million increase from our acquisitions, comprised of ten additional months of Gateway (acquired on November 1, 2022) inclusive of an unfavorable impact of $9.2 million from a voluntary product recall and four additional months of HRA Pharma (acquired on April 29, 2022); partially offset by
•$38.1 million decrease, or 1.3%, due primarily to lower net sales stemming from the evolving FDA regulatory expectations for infant formula manufacturing and declines in legacy nutrition due primarily to purposeful SKU prioritization actions to focus capacity on higher margin products, partially offset by approximately $100 million of strategic pricing actions in addition to new products; and
•$32.5 million decrease from exited product lines and $19.3 million decrease from the divestitures of the Latin American businesses and the ScarAway® brand asset in the prior year.

CSCA net sales by product category were as follows:

Sales	Year Ended
(in millions, except percentages)	December 31, 2023	December 31, 2022	$ Change	% Change
Nutrition	$563.2	$564.6	$(5.4)	(1.0)%
Upper Respiratory	559.2	520.4	42.8	8.2%
Digestive Health	505.3	495.5	9.8	2.0%
Pain and Sleep-Aids	396.4	412.2	(15.8)	(3.8)%
Oral Care	313.9	312.9	1.0	0.3%
Healthy Lifestyle	311.7	288.9	22.8	7.9%
Skin Care	196.2	187.8	8.4	4.5%
Women's Health	46.9	45.2	1.7	3.8%
Vitamins, Minerals, and Supplements ("VMS")	17.5	27.9	(10.4)	(37.3)%
Other CSCA	52.0	70.5	(18.5)	(26.2)%
Total CSCA	$2,962.3	$2,925.9	$36.4	1.2%

Sales in each category were driven primarily by:

•Nutrition: Net sales of $563.2 million increased 8.2% driven by the Gateway acquisition and strong growth in contract infant formula, partially offset by lower net sales in legacy infant formula and lower manufacturing productivity stemming from the FDA's evolving industry guidelines on infant formula manufacturing;
•Upper Respiratory: Net sales of $559.2 million decreased 1.0% due primarily to lower net sales of allergy products driven by a weaker and later start to the allergy season compared to the prior year, a voluntary OTC product recall, the divested Latin American businesses and exited product lines. These factors were partially offset by higher net sales of cough cold products, led by store brand Guaifenesin-based offerings, and the new product launch of store brand Cough Relief Liquid Honey;

Perrigo Company plc - Item 7
CSCA

•Digestive Health: Net sales of $505.3 million increased 2.0% due primarily to increased manufacturing capacity and demand for Polyethylene Glycol 3350 as well as new products, including Omeprazole Mini Capsules and Polyethylene Glycol 3350 Orange; partially offset by the divested Latin American businesses;
•Pain and Sleep-Aids: Net sales of $396.4 million decreased 3.8% due primarily to purposeful SKU prioritization actions in adult analgesic offerings to focus capacity on higher margin products as well as the divested Latin American businesses, partially offset by new products, including store brand Dual Action Acetaminophen 250mg and Ibuprofen 125mg Tablets, and higher demand for children's analgesics products;
•Oral Care: Net sales of $313.9 million increased 0.3% due primarily to the normalization of supply chain disruptions that impacted net sales in the prior year and strong consumer demand for oral care products, partially offset by purposeful SKU prioritization actions;
•Healthy Lifestyle: Net sales of $311.7 million increased 7.9% due primarily to higher volumes and market share gains in smoking cessation products;
•Skin Care: Net sales of $196.2 million increased 4.5% due primarily to the addition of HRA Pharma brands, including Mederma® and Compeed®, partially offset by the divested Latin American businesses and ScarAway® brand, and exited product lines;
•Women's Health: Net sales of $46.9 million increased 3.8% due primarily to the addition of HRA Pharma brands, including ella®, partially offset by purposeful SKU prioritization actions in feminine hygiene;

•VMS and Other: Net sales of $69.5 million decreased 29.4% due primarily to the divested Latin American businesses and purposeful SKU prioritization actions.

Operating income increased $23.5 million, or 6.4%, due primarily to:

•$121.2 million increase in gross profit driven by higher net sales flow through and the benefits from our supply chain reinvention program; partially offset by lower infant formula manufacturing productivity in U.S. nutrition stemming from the evolving FDA regulatory expectations for infant formula manufacturing. Gross profit as a percentage of net sales increased 380 basis points compared to the prior year driven by strategic pricing actions and benefits from purposeful SKU prioritization actions to focus capacity on higher margin products, partially offset by lower manufacturing productivity in U.S. nutrition.
•$97.7 million increase in operating expenses due primarily to the addition of HRA Pharma and Gateway as well as higher advertising and promotion costs on branded business, and higher administration costs, partially offset by reduced distribution costs compared to the prior year.

CONSUMER SELF-CARE INTERNATIONAL

Segment Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2023	December 31, 2022
Net sales	$1,693.3	$1,525.7
Gross profit	$772.0	$668.2
Gross profit %	45.6%	43.8%
Operating income (loss)	$(35.2)	$(30.0)
Operating income %	(2.1)%	(2.0)%
Net sales increased $167.6 million, or 11.0% primarily due to:

•$111.9 million, or 7.4%, net increase due primarily to approximately $108 million of strategic pricing actions, and higher sales volume in certain product categories driven by new products, partially offset by an unfavorable impact of $9.4 million due to distributor transitions as part of the integration strategy to capture synergies after the twelve month anniversary of the HRA Pharma acquisition; and

Perrigo Company plc - Item 7
CSCI

•$68.3 million increase from twelve months HRA Pharma in the current year versus eight months in the prior year, inclusive of an unfavorable impact of $19.8 million due to distributor transitions as part of the integration strategy to capture synergies from the acquisition of HRA Pharma in addition to the impacts noted above; partially offset by
•$17.5 million decrease from exited product lines.

CSCI net sales by product category were as follows:

Sales	Year Ended
(in millions, except percentages)	December 31, 2023	December 31, 2022 (1)	$ Change	% Change
Skin Care	$372.5	$334.6	$37.9	11.3%
Upper Respiratory	299.1	268.7	30.4	11.3%
Healthy Lifestyle	225.7	209.7	16.0	7.6%
Pain and Sleep-Aids	222.9	200.2	22.7	11.3%
VMS	185.5	183.9	1.6	0.9%
Women's Health	119.7	96.1	23.6	24.6%
Oral Care	101.5	94.8	6.7	7.1%
Digestive Health	41.0	35.5	5.5	15.5%
Other CSCI	125.4	102.2	23.2	22.7%
Total CSCI	$1,693.3	$1,525.7	$167.6	11.0%
(1) We updated our global reporting product categories as a result of our product portfolio reconfiguration. These product category updates have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows. Refer to Item 8. Note 2.

Sales in each category were driven primarily by:

•Skin Care: Net sales of $372.5 million increased 11.3%, inclusive of a 3.0% unfavorable effect of currency translation, driven primarily by the addition of HRA brands, including Compeed®, and strong sales within the Sebamed and ACO brand lines;
•Upper Respiratory: Net sales of $299.1 million increased 11.3%, inclusive of a 1.5% favorable effect of currency translation, due primarily to increased demand for cough/cold products, including Bronchostop and Coldrex stemming from a 2022/2023 strong cough/cold and flu season, and higher net sales of allergy products, including Beconase;
•Healthy Lifestyle: Net sales of $225.7 million increased 7.6%, inclusive of a 1.1% favorable effect of currency translation, due primarily to higher net sales of anti-parasite offerings, including Paranix and Jungle Formula, and higher demand for smoking cessation products, partially offset by lower category consumption in weight loss, impacting XLS Medical;
•Pain & Sleep-Aids: Net sales of $222.9 million increased 11.3%, inclusive of a 1.8% favorable effect of currency translation, due primarily to higher demand for Solpadeine, U.K. store brand products and higher net sales for Nytol;
•VMS: Net sales of $185.5 million increased 0.9%, inclusive of a 2.2% favorable effect of currency translation, due primarily to increased net sales of Davitamon and Abtei, partially offset by lower category consumption;
•Women's Health: Net sales of $119.7 million increased 24.6%, inclusive of a 2.0% favorable effect of currency translation, due primarily to the addition of HRA brands, including ellaOne® and NorLevo®;
•Oral Care: Net sales of $101.5 million increased 7.1% inclusive of a 1.4% favorable effect of currency translation, due primarily to strong growth of store brand oral care products;
•Digestive Health and Other: Net sales of $166.4 million increased 20.8%, inclusive of a 1.9% unfavorable effect of currency translation, due primarily to the addition of the HRA Pharma Rare Diseases portfolio in the Other category and higher net sales of store brand digestive health products and distribution brands.

Perrigo Company plc - Item 7
CSCI

Operating income decreased $5.2 million, or 17.3%, due to:

•$103.8 million increase in gross profit driven by higher net sales flow through and the addition of HRA Pharma, partially offset by cost of goods sold inflation. Gross profit as a percentage of net sales increased 180 basis points due primarily to strategic pricing actions and the acquisition of higher margin HRA products partially offset by less favorable product mix and higher cost of goods sold inflation; and

•$109.0 million increase in operating expenses due primarily to $90.0 million in goodwill impairment charges related to the Rare Diseases reporting unit in the CSCI segment and higher selling and administrative expenses as a result of twelve months of HRA Pharma expenses in the current year versus eight months in the prior year, partially offset by lower operating expenses driven by HRA cost synergies realized as part of the integration actions and lower restructuring expenses compared to the prior year.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded above Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Year Ended
December 31, 2023	December 31, 2022
$202.4	$257.2

The decrease of $54.8 million in unallocated expenses during the year ended December 31, 2023 compared to the prior year period was due primarily to a decrease in acquisition and integration expenses associated with the HRA Pharma and Gateway acquisitions.

Interest expense, net, Other (income) expense, net and (Gain) Loss on extinguishment of debt (Consolidated)

	Year Ended
(in millions)	December 31, 2023	December 31, 2022
Interest expense, net	$173.8	$156.0
Other (income) expense, net	$(10.4)	$53.1
(Gain) loss on extinguishment of debt	$(3.2)	$8.9

Interest Expense, net

The $17.8 million increase during the year ended December 31, 2023 compared to the prior year was due primarily to an increase in interest expense associated with an increase in outstanding borrowings under our Senior Secured Credit Facilities.

Other (Income) Expense, Net

The $63.5 million decrease in expense during the year ended December 31, 2023 compared to the prior year was due primarily to unfavorable changes in revaluation of foreign currency expense associated with the acquisition of HRA Pharma and termination expense of the forward currency options related to the acquisition of HRA Pharma in the prior year.

(Gain) Loss on extinguishment of debt

The $3.2 million gain on extinguishment of debt during the year ended December 31, 2023 is related to the debt refinancing and tender offer activity during the fourth quarter of 2023. The $8.9 million loss on extinguishment of debt during the year ended December 31, 2022 is related to the write-off of certain new and previously deferred financing fees and make whole payments due in connection with repaying outstanding borrowings prior to maturity (refer to Item 8. Note 12).

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rates were as follows:

Year Ended
December 31, 2023	December 31, 2022
47.2%	5.9%

The effective tax rate on the pre-tax loss for the year ended December 31, 2023, increased when compared to the effective tax rate on the pre-tax loss for the year ended December 31, 2022, primarily due to audit settlements in the current year and changes in the jurisdictional mix of earnings, offset by the non-deductibility of certain charges and expenses in 2023.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Overview

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the wars in Ukraine and Israel, inflation and interest rates, the status of material contingent liabilities, recent financial market volatility, the COVID-19 pandemic and other uncertainties. Subject to relevant restrictions under our debt agreements, our cash requirements for other purposes and other factors management deems relevant, we may from time to time use available funds to redeem, repurchase or refinance our debt in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate (which may be below par).

Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments, and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the wars in Ukraine and Israel, inflation and interest rates, the status of material contingent liabilities, financial market volatility, the COVID-19 pandemic or other uncertainties have a material impact on our capital requirements.

Cash, Cash Equivalents and Restricted Cash

	Year Ended
(in millions)	December 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$751.3	$600.7
Working capital(1)	$935.9	$1,041.8

(1) Working capital represents current assets less current liabilities, excluding cash, cash equivalents and restricted cash, assets and liabilities held for sale, and excluding current indebtedness.

Cash, cash equivalents, restricted cash, cash flows from operations, and borrowings available under our credit facilities are expected to be sufficient to finance our liquidity and capital expenditures in both the short and long term. Although our lenders have made commitments to make funds available to us in a timely fashion under our revolving credit agreements and overdraft facilities, if economic conditions worsen or new information becomes publicly available impacting the institutions’ credit rating or capital ratios, these lenders may be unable or unwilling to lend money pursuant to our existing credit facilities. Should our outlook on liquidity requirements change substantially from current projections, we may seek additional sources of liquidity in the future.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash Flows

The following table includes summarized cash flow activities:

	Year Ended
(in millions)	December 31, 2023	December 31, 2022	$ Change
Net cash from operating activities	$405.5	$307.3	$98.2
Net cash (for) from investing activities	(77.5)	(1,958.6)	1,881.1
Net cash (for) from financing activities	(187.2)	421.6	(608.8)
Effect of exchange rate changes on cash and cash equivalents	9.8	(48.9)	58.7
Net increase (decrease) in cash and cash equivalents	$150.6	$(1,278.6)	$1,429.2

Net cash from Operating Activities

The $98.2 million increase in operating cash inflow was primarily driven by an increase in cash flow from the change in net earnings after adjustments, partially offset by higher working capital needs, primarily related to timing of sales and payments received and made.

Net cash (for) from Investing Activities

The $1.9 billion increase in cash from investing cash flow was due primarily to the absence of $1.9 billion cash paid in the prior year for the acquisitions of HRA Pharma and a $16.5 million increase in proceeds from royalty rights primarily driven by higher milestone income related to legacy royalty rights in the current year.

Capital expenditures totaled approximately $101.7 million in 2023. We anticipate 2024 capital expenditures to be between $130 million and $180 million, depending on the progression of infant formula plant investments, our Supply Chain Reinvention Program, Project Energize, and project timelines related to manufacturing productivity and efficiency upgrades, software and technology initiatives, and general plant maintenance. We expect to fund these estimated capital expenditures with funds from operating cash flows.

Net cash (for) from Financing Activities

The $608.8 million decrease in financing cash flow was due primarily to a decrease in cash of $1.6 billion from the issuance of our Senior Secured Credit Facilities and related financing fees in the prior year. We refinanced a portion of the 3.900% Notes due in 2024 with a $300 million fungible add on to the existing 2022 Term B Loan in December 2023 (refer to Item 8. Note 12). Long term debt payments and payments for debt issuance costs decreased $666.2 million compared to the prior year. Additionally, we increased our dividend payment by $7.3 million compared to the prior year.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the year ended December 31, 2023 or December 31, 2022. The future repurchase of shares, if any, is subject to the discretion of our Board of Directors.

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Dividends paid (in millions)	$149.7	$142.4
Dividends paid per share	$1.09	$1.04

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Borrowings and Capital Resources

On April 20, 2022, we and our indirect wholly-owned subsidiary, Perrigo Investments, LLC (the "Borrower") entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the "Revolver"), (ii) a $500.0 million five-year Term Loan A facility (the "Term Loan A Facility" and the Term A Loans thereunder, the "Term A Loans"), and (iii) a $1.1 billion seven-year Term Loan B facility (the "Term Loan B Facility" and the Term B loans thereunder borrowed on April 20, 2022 , the "2022 Term B Loans"), all pursuant to a Term Loan and Revolving Credit Agreement (the "Credit Agreement").

On December 15, 2023, we and the Borrower entered into Amendment No. 1, an Incremental Assumption Agreement (the "Amendment") to the Credit Agreement. The Amendment provides for a fungible add on to the 2022 Term B Loans in an aggregate principal amount of $300.0 million (the "Incremental Term B Loans" and together with the 2022 Term B Loans, the “Term B Loans”). The terms of the Incremental Term B Loans, including pricing and maturity, are identical to the 2022 Term B Loans. The Term B Loans will mature on April 20, 2029. The net proceeds from the Incremental Term B Loans were used to settle the cash tender offer by Perrigo Finance for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 ("2024 Notes"). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest). Refer to Item 8. Note 12.

Our short term debt as of December 31, 2023 of $440.6 million is comprised of (i) the remaining portion of the 3.900% Senior Notes due 2024, (ii) amortization payments for the Term A Loans and the Term B Loans and (iii) lease payments.

Term Loans and Notes

As of December 31, 2023 and December 31, 2022, we had $1,858.1 million and $1,588.3 million, respectively, outstanding under our Term Loan A Facility and Term Loan B Facility.

Loans under the Credit Agreement bear interest at a rate equal to, at the Borrower’s option and depending on the currency borrowed, either the adjusted Term SOFR Rate, EURIBOR Rate, the prime lending rate or the daily simple RFR rate (each as defined in the Credit Agreement), in each case, plus an applicable margin. Applicable margins and fees are outlined below;

Applicable Margins
	Term SOFR and EURIBOR Rates	Prime Lending and Daily Simple RFR Rates	Per Annum Commitment Fee(2)
Term A Loans(1)	2.000% - 1.750%	1.000% - 0.750%	—
Term B Loans(1)	2.500% - 2.250%	1.500% - 1.250%	—
Revolver(1)	2.000% - 1.375%	1.000% - 0.375%	0.250% - 0.175%
(1) Applicable margins are dependent upon our total net leverage ratio
(2) Payable on the undrawn amount

The Credit Agreement is guaranteed by us and certain of our wholly-owned subsidiaries organized in the U.S., Ireland, Belgium, England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries” and together with the Company, the “Guarantors” and together with the Borrower, the "Loan Parties"). The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and other exceptions, by a security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets. We may make voluntary prepayments at any time without payment of a premium or penalty, subject to certain exceptions, and are required to make certain mandatory prepayments of outstanding indebtedness under the Credit Agreement in certain circumstances. Principal repayments of the Term Loan B Facility, which are due quarterly, are equal to 1.0% per annum (adjusted, in the case of incremental loans, to enable fungibility), with any remaining balance payable on the maturity date. Principal repayments of the Term Loan A Facility, which are due quarterly, began in September 2022 and are equal to (i) for the first year anniversary of the Closing Date (as defined in the Credit Agreement), 2.5% per annum of the original principal amount of the Term Loan A Facility incurred and (ii) after the first year anniversary of the Closing Date, 5.0% per annum of the original principal amount of the Term Loan A Facility

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

incurred, with any remaining balance payable on the maturity date. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Borrower and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. The Credit Agreement contains financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the Revolver and the Term Loan A Facility. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If we consummate certain qualifying acquisitions during the term of the loan, the maximum first lien secured net leverage ratio covenant would increase to 3.25 to 1.00 for such quarter and the three following fiscal quarters thereafter.

Leases

We had $202.2 million and $238.6 million of lease liabilities and $197.3 million and $239.1 million of lease assets as of December 31, 2023 and December 31, 2022, respectively.

Available Resources

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in "Other Financing" in Item 8. Note 12. There were no borrowings outstanding under the overdraft facilities as of December 31, 2023 and December 31, 2022.

During 2022, we terminated the 2018 Revolver and entered into the 2022 Revolver (the "Revolver"). There were no borrowings outstanding under the Revolver as of December 31, 2023 or December 31, 2022. We are subject to certain financial covenants in the Revolver and Credit Agreement. As of December 31, 2023, we were in compliance with all such covenants under our debt agreements.

Credit Ratings

On December 31, 2023, our credit rating was Ba2 (negative), BB (stable), and BB+ (negative), by Moody's Investor Services, S&P Global Ratings, and Fitch Ratings Inc., respectively. On March 15, 2023, Moody's downgraded our Corporate Family Rating to Ba2 from Ba1 and senior unsecured notes ratings to Ba3 from Ba2 and the rating outlooks remained negative. Due to the downgrade, the interest of the 3.150% Senior Notes due 2030 stepped up from 4.400% to 4.650% on payments made after June 15, 2023. Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in operating performance, the economic environment, our financial position, and changes in business strategy. If changes in our credit ratings were to occur, they could impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms. A credit rating is not a recommendation to buy, sell or hold securities.

Guarantor Financial Information

The Guarantor Subsidiaries and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Loan Parties provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.650% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance.

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

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Basis of Presentation

The following tables include summarized financial information of the obligor groups of debt issued by Perrigo Finance and the Company. The summarized financial information of each obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with U.S. GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	Year Ended
(in millions)	December 31, 2023	December 31, 2022
Current Assets	$1,999.9	$1,975.7
Non-current Assets	$4,596.2	$4,819.1
Current liabilities	$1,888.8	$734.9
Non-current liabilities	$11,498.4	$11,036.2
Due to non-guarantors	$7,355.3	$6,346.4

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	Year Ended
(in millions)	December 31, 2023	December 31, 2022
Total Revenues	$3,308.8	$3,273.0
Gross Profit	$979.2	$858.6
Operating Income (loss)	$62.1	$(36.9)
Net Income (loss)	$(10.9)	$(316.3)
Revenue from non-guarantors	$186.1	$274.7
Operating Expenses to non-guarantors	$(1.1)	$(0.7)
Other (income) expense to non-guarantors	$(97.7)	$105.8

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Our enforceable and legally binding obligations as of December 31, 2023 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions):

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

	Payment Due
	2024	2025-2026	2027-2028	After 2028	Total
Short and long-term debt (1)	$658.3	$1,161.1	$703.8	$2,843.0	$5,366.2
Finance lease obligations	2.3	3.4	3.1	8.9	17.7
Purchase obligations (2)	355.3	—	—	—	355.3
Operating leases (3)	32.6	53.6	38.7	90.7	215.6
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (4)	—	—	—	47.4	47.4
Other (5)	51.3	42.4	42.4	21.2	157.3
Total	$1,099.8	$1,260.5	$788.0	$3,011.2	$6,159.5
(1)Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at December 31, 2023.
(2)Consists of commitments for both materials and services.
(3)Used in normal course of business, principally for warehouse facilities and computer equipment.
(4)Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post-employment benefits. Of this amount, we have funded $37.1 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.
(5)Primarily includes consulting fees, legal settlements, restructuring accruals, insurance obligations, and electrical and gas purchase contracts, which were accrued in Other current liabilities and Other non-current liabilities at December 31, 2023 for all years.

We fund our U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions, which we expect to be approximately $39.9 million over the next 12 months. Future contributions are dependent upon various factors, including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. We generally expect to fund all future contributions with cash flows from operating activities.

As of December 31, 2023, we had approximately $314.2 million of liabilities for uncertain tax positions, including interest and penalties. These liabilities have been excluded from the Contractual Obligations table above, and the related tax benefits have not been recognized, due to uncertainty as to the amounts and timing of settlement with taxing authorities.

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

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgement is required in determining our worldwide effective tax rate, provision for income taxes and recording the related deferred tax assets and liabilities. Our annual effective tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our annual effective tax rate are judgements and assumptions related to, among other things, the recoverability of certain deferred tax balances, primarily net operating loss and other carryforwards; our ability to uphold certain tax positions; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in U.S. GAAP; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided taxes. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate and our interpretation of transfer pricing standards. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to, or further interpretations of, regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which would impact our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time. For the year ended December 31, 2023, we recorded a net increase in valuation allowances of $46.4 million comprised

Perrigo Company plc - Item 7
Critical Accounting Estimates

primarily of additional valuation allowance on certain operating losses being carried forward which are no longer realizable.

Additionally, the final determination with respect to any tax audit, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. Future period earnings may also be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments. Refer to Item 8. Note 18 for additional details on the Company's income taxes.

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Other than loss contingencies that are assumed in business combinations for which we can reliably estimate the fair value, we record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies and consultation with our legal counsel and have established reserves for certain of our legal matters. We re-evaluate all contingencies as additional information becomes available and adjustments are made to ensure estimates reflect an accurate liability until the contingency in question is ultimately settled. We do not incorporate insurance recoveries into our reserves for legal contingencies. We separately record receivables for amounts due under insurance policies when we consider the realization of recoveries for claims to be probable, which may be different than the timing in which we establish the loss reserves. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgement about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition and cash flows. At December 31, 2023 and 2022, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was $66.9 million and $67.4 million, respectively. Refer to Item 8. Note 19 for additional details on the Company's contingencies.

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

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The acquired intangible assets can include customer relationships, trademarks, trade names, brands, developed product technology and IPR&D assets. For acquisitions accounted for as business combinations, IPR&D is considered to be an indefinite-lived intangible asset until the research is completed, at which point it then becomes a definite-lived intangible asset, or is determined to have no future use and is then impaired and charged to expense. There are several methods that can be used to determine the fair value of our intangible assets. We typically use an income approach to value the specifically identifiable intangible assets which is based on forecasts of the expected future cash flows. We have historically used a relief from royalty or multi-period excess earnings methodology. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management. We typically consult with an independent advisor to assist in the valuation of these intangible assets. Significant estimates and assumptions inherent in the valuations include discount rates, revenue growth assumptions and expected profit margins. We consider marketplace participant assumptions in determining the amount and timing of future cash flows along with the length of our customer relationships, attrition, product or technology life cycles, barriers to entry and the risk associated with the cash flows in concluding upon our discount rate. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, we may record adjustments to the purchase accounting. In addition, unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions used at the time of the acquisition.

Our assessment as to the useful lives of intangible assets is based on a number of factors including competitive environment, market share, trademark, brand history, underlying product life cycles, operating plans and the

Perrigo Company plc - Item 7
Critical Accounting Estimates

macroeconomic environment of the countries in which the trademarked or branded products are sold. Determining the useful life of an intangible asset requires judgement, as different assets will have different useful lives or may even have an indefinite life. Definite-lived intangible assets are amortized to expense over their estimated useful life.

Goodwill

Goodwill represents amounts paid for an acquisition of a business in excess of the fair value of net assets received. We perform annual goodwill impairment testing on the first day of the fourth quarter. As of December 31, 2023, we have three reporting units. Our CSCA operating segment is equivalent to our CSCA reporting unit. Our CSCI operating segment includes two reporting units, CSCI and Rare Diseases.

The test for impairment requires us to make several significant assumptions that impact our estimate of the fair value of a reporting unit, including the perpetual growth rate and discount rate. These assumptions are considered critical due to the sensitivity of changes in these assumptions to the related estimate of fair value. The discount rates used in testing each of our reporting units’ goodwill for impairment during our testing were based on the weighted average cost of capital determined for each of our reporting units. In our annual impairment test as of October 1, 2023, discount rates ranged from 10.75% to 12.00%, and perpetual growth rates were 2.50%. In our annual impairment test as of October 2, 2022, discount rates ranged from 10.25% to 11.00%, and perpetual growth rates were 2.50%.

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

We performed sensitivity analyses on the discounted cash flow valuations that were prepared to estimate the fair value of each reporting unit. Discount rates and perpetual revenue growth rates were increased and decreased by increments of 25 or 50 basis points. For the CSCI reporting unit, the fair value exceeded our carrying amount by less than 10% as of the annual testing date. Therefore, a 25 basis point increase in the discount rate, or a 0 basis point increase in the discount rate combined with a 25 basis point decrease in the perpetual growth rate, would indicate potential impairment for this reporting unit. The CSCI reporting unit's fair value includes material benefits from the Supply Chain Reinvention program and synergies from integrating HRA Pharma, and, as a result, the reporting unit is sensitive to changes in estimates related to the Supply Chain Reinvention Program and the forecasted HRA synergies. Reductions in the net projected benefits could represent a potential indicator of impairment requiring further impairment analysis. For the Rare Diseases reporting unit, the fair value exceeded our carrying amount by less than 10% as of the annual testing date. During the three months ended December 31, 2023, the reporting unit experienced impairment indicators related to market factors that led us to increase discount rates and to lower comparable company multiples. We determined the reporting unit was impaired and recorded an impairment charge of $90.0 million to the unit's goodwill.

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

During 2023, we recorded goodwill impairment charges of $90.0 million. We did not record an impairment charge during 2022. We continue to monitor the progress of our reporting units and assess them for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

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

Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate the translation effect of a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would not materially affect operating income of our non U.S. operating units for the year ended December 31, 2023. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of December 31, 2023, cumulative net currency translation adjustments increased shareholders’ equity by $4.0 million.

We monitor and strive to manage risk related to foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign exchange derivatives or netted with offsetting exposures at other entities. We cannot predict future changes in foreign currency movements and fluctuations that could materially impact earnings.

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of interest income earned on our investment of cash on hand and interest expense on borrowings. We have in the past, and may in the future, enter into certain derivative financial instruments related to the management of interest rate risk, when available on a cost-effective basis. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged. We do not use derivative financial instruments for speculative purposes. A 1% increase in interest rates would result in approximately $3.6 million of additional annual interest expense in 2024.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Perrigo Company plc - Item 8

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perrigo Company plc (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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
At December 31, 2023, goodwill related to the Company’s Consumer Self-Care International segment, including the CSCI reporting unit, was $1,448.2 million. As discussed in Note 1 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.

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
Uncertain Tax Positions
Description of the Matter
As described in Note 18 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At December 31, 2023, the Company had liabilities of $239.3 million, excluding interest and penalties, relating to uncertain tax positions.

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
February 27, 2024

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and Related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The results of management’s assessment have been reviewed with our Audit Committee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on Internal Control Over Financial Reporting

We have audited Perrigo Company plc’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Perrigo Company plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 27, 2024

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net sales	$4,655.6	$4,451.6	$4,138.7
Cost of sales	2,975.2	2,996.2	2,722.5
Gross profit	1,680.4	1,455.4	1,416.2

Operating expenses
Distribution	110.5	113.0	93.0
Research and development	122.5	123.1	122.0
Selling	641.8	584.8	536.4
Administration	522.3	512.3	482.0
Impairment charges	90.0	—	173.1
Restructuring	42.2	42.5	16.9
Other operating (income) expense, net	(0.8)	0.8	(417.6)
Total operating expenses	1,528.5	1,376.5	1,005.8

Operating income	151.9	78.9	410.4

Interest expense, net	173.8	156.0	125.0
Other (income) expense, net	(10.4)	53.1	26.7
(Gain) loss on extinguishment of debt	(3.2)	8.9	—
Income (loss) from continuing operations before income taxes	(8.3)	(139.1)	258.7
Income tax (benefit) expense	(3.9)	(8.2)	389.6
Income (loss) from continuing operations	(4.4)	(130.9)	(130.9)
Income (loss) from discontinued operations, net of tax	(8.3)	(9.7)	62.0
Net income (loss)	$(12.7)	$(140.6)	$(68.9)

Earnings (loss) per share
Basic
Continuing operations	$(0.03)	$(0.97)	$(0.98)
Discontinued operations	$(0.06)	$(0.07)	$0.46
Basic earnings (loss) per share	$(0.09)	$(1.04)	$(0.52)
Diluted
Continuing operations	$(0.03)	$(0.97)	$(0.98)
Discontinued operations	$(0.06)	$(0.07)	$0.46
Diluted earnings (loss) per share	$(0.09)	$(1.04)	$(0.52)

Weighted-average shares outstanding
Basic	135.3	134.5	133.6
Diluted	135.3	134.5	133.6

See accompanying Notes to Consolidated Financial Statements.

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash, cash equivalents and restricted cash	$751.3	$600.7
Accounts receivable, net of allowance for credit losses of $7.8 and $6.8, respectively	739.6	697.1
Inventories	1,140.9	1,150.3
Prepaid expenses and other current assets	201.1	271.8
Total current assets	2,832.9	2,719.9
Property, plant and equipment, net	916.4	926.3
Operating lease assets	183.6	217.1
Goodwill and indefinite-lived intangible assets	3,534.4	3,549.0
Definite-lived intangible assets, net	2,980.8	3,230.2
Deferred income taxes	25.8	7.1
Other non-current assets	335.2	367.7
Total non-current assets	7,976.2	8,297.4
Total assets	$10,809.1	$11,017.3
Liabilities and Shareholders’ Equity
Accounts payable	$477.7	$537.3
Payroll and related taxes	127.0	136.4
Accrued customer programs	163.5	139.1
Other accrued liabilities	335.4	250.2
Accrued income taxes	42.1	14.4
Current indebtedness	440.6	36.2
Total current liabilities	1,586.3	1,113.6
Long-term debt, less current portion	3,632.8	4,070.4
Deferred income taxes	262.3	368.2
Other non-current liabilities	559.8	623.0
Total non-current liabilities	4,454.9	5,061.6
Total liabilities	6,041.2	6,175.2
Contingencies - Refer to Note 19
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,837.5	6,936.7
Accumulated other comprehensive income	10.7	(27.0)
Retained earnings (accumulated deficit)	(2,080.3)	(2,067.6)
Total shareholders’ equity	4,767.9	4,842.1
Total liabilities and shareholders' equity	$10,809.1	$11,017.3

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	135.5	134.7

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Net income (loss)	$(12.7)	$(140.6)	$(68.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	54.6	(126.0)	(339.9)
Change in fair value of derivative financial instruments (1)	(7.4)	46.5	(21.3)
Change in post-retirement and pension liability	(9.5)	17.0	1.7
Other comprehensive income (loss), net of tax	37.7	(62.5)	(359.5)
Comprehensive income (loss)	$25.0	$(203.1)	$(428.4)
(1) Net of tax of $(7.2) million, $13.1 million and $(0.7) million, respectively.

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash Flows From (For) Operating Activities
Net income (loss)	$(12.7)	$(140.6)	$(68.9)
Adjustments to derive cash flows:
Depreciation and amortization	359.5	338.6	312.2
Impairment charges	90.0	—	173.1
Share-based compensation	68.8	54.9	60.1
Restructuring charges	41.1	42.5	16.9
Amortization of debt discount (premium)	2.3	(0.7)	(3.8)
Loss on sale of business	—	—	(47.5)
Foreign currency remeasurement loss	—	39.4	—
Gain on sale of assets	(4.1)	—	—
Deferred income taxes	(106.6)	(50.5)	9.4
Other non-cash adjustments, net	25.7	3.7	0.2
Subtotal	464.0	287.3	451.7
Increase (decrease) in cash due to:
Accounts receivable	(57.1)	0.1	(159.7)
Inventories	19.4	(76.7)	(2.4)
Prepaid expenses and other current assets	47.5	25.9	—
Accounts payable	(65.9)	100.3	(7.9)
Payroll and related taxes	(52.8)	(38.2)	(53.0)
Accrued customer programs	23.2	11.2	1.4
Accrued liabilities	6.6	10.1	(21.4)
Accrued income taxes	(12.9)	(47.9)	(47.7)
Other operating, net	33.5	35.2	(4.7)
Subtotal	(58.5)	20.0	(295.4)
Net cash from operating activities	405.5	307.3	156.3
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	19.8	3.3	3.8
Acquisitions of businesses, net of cash acquired	—	(2,011.4)	—
Asset acquisitions (sales), net	4.4	25.5	(70.6)
Settlement of acquisition-related foreign currency derivatives	—	61.7	—
Additions to property, plant and equipment	(101.7)	(96.4)	(152.1)
Net proceeds from sale of businesses	—	58.7	1,491.9
Other investing, net	—	—	2.8
Net cash (for) from investing activities	(77.5)	(1,958.6)	1,275.8
Cash Flows From (For) Financing Activities
Issuances of long-term debt	295.1	1,587.3	—
Payments on long-term debt	(325.3)	(970.6)	(30.6)
Premiums on early debt retirement	—	(12.2)	—
Payments for debt issuance costs	—	(20.9)	—
Cash dividends	(149.7)	(142.4)	(129.6)
Other financing, net	(7.3)	(19.6)	(18.5)
Net cash (for) from financing activities	(187.2)	421.6	(178.7)
Effect of exchange rate changes on cash and cash equivalents	9.8	(48.9)	(15.6)
Net increase (decrease) in cash and cash equivalents	150.6	(1,278.6)	1,237.8
Cash and cash equivalents of continuing operations, beginning of period	600.7	1,864.9	631.5
Cash and cash equivalents held for sale, beginning of period	—	14.4	10.0
Less cash and cash equivalents held for sale, end of period	—	—	(14.4)
Cash, cash equivalents and restricted cash of continuing operations, end of period	$751.3	$600.7	$1,864.9

Perrigo Company plc - Item 8

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$276.9	$217.0	$133.0
Interest received	$100.8	$58.2	$8.0
Income taxes paid	$107.5	$100.2	$448.0
Income taxes refunded	$10.7	$3.4	$17.1
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2020	133.1	$7,118.2	$395.0	$(1,858.1)	$5,655.1
Net loss	—	—	—	(68.9)	(68.9)
Other comprehensive loss	—	—	(359.5)	—	(359.5)
Issuance of ordinary shares under:
Restricted stock plan	1.0	—	—	—	—
Compensation for stock options	—	0.9	—	—	0.9
Compensation for restricted stock	—	66.9	—	—	66.9
Cash dividends, $0.96 per share	—	(129.6)	—	—	(129.6)
Shares withheld for payment of employees' withholding tax liability	(0.3)	(13.2)	—	—	(13.2)
Balance at December 31, 2021	133.8	7,043.2	35.5	(1,927.0)	5,151.7

Net loss	—	—	—	(140.6)	(140.6)
Other comprehensive income	—	—	(62.5)	—	(62.5)
Issuance of ordinary shares under:
Restricted stock plan	1.4	—	—	—	—
Compensation for restricted stock	—	54.9	—	—	54.9
Cash dividends, 1.04 per share	—	(142.4)	—	—	(142.4)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(19.0)	—	—	(19.0)
Balance at December 31, 2022	134.7	6,936.7	(27.0)	(2,067.6)	4,842.1

Net loss	—	—	—	(12.7)	(12.7)
Other comprehensive income	—	—	37.7	—	37.7
Issuance of ordinary shares under:
Restricted stock plan	1.3	—	—	—	—
Compensation for restricted stock	—	68.8	—	—	68.8
Cash dividends, 1.09 per share	—	(149.7)	—	—	(149.7)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(18.3)	—	—	(18.3)
Balance at December 31, 2023	135.5	$6,837.5	$10.7	$(2,080.3)	$4,767.9

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

We previously had an Rx segment which was comprised of our generic prescription pharmaceuticals business in the U.S., and other pharmaceuticals and diagnostic business in Israel, which have been divested. Following the divestiture, there were no substantial assets or operations left in this segment. The Rx segment was reported as Discontinued Operations in 2021 and is presented as such for all periods in this report (refer to Note 4).

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist primarily of demand deposits and other short-term investments with maturities of three months or less at the date of purchase.

We have $7.0 million of restricted cash as of December 31, 2023 in the Consolidated Balance Sheets. We entered into an agreement to extend a credit line to an existing customer in exchange for a cash security deposit. The agreement requires the cash to be held in a separate account and will be returned to the customer at the expiration of the agreement provided all credits have been paid as agreed.

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

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Balance at beginning of period	$6.8	$7.2	$6.5
Provision for credit losses, net	1.1	3.2	4.0
Receivables written-off	(0.6)	(4.0)	(0.7)
Recoveries collected	0.3	—	—
Transfer to held for sale	—	—	(1.4)
Currency translation adjustment	0.2	0.4	(1.2)
Balance at end of period	$7.8	$6.8	$7.2
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

Perrigo Company plc - Item 8
Note 1

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus, take advantage of any natural offsets. Gains and losses related to the derivative instruments are expected to be offset largely by gains and losses on the original underlying asset or liability. We do not use derivative financial instruments for speculative purposes.

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

Perrigo Company plc - Item 8
Note 1

Goodwill and Intangible Assets

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets acquired. Goodwill is not amortized but rather is tested for impairment annually on the first day of our fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests include projected discounted future cash flows. We have three reporting units that are evaluated for impairment as of December 31, 2023.

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

Net product sales include estimates of variable consideration for which accruals and allowances are established. Provisions for certain rebates, customer promotional programs, product returns, and discounts to customers are accounted for as variable consideration and recorded on the Consolidated Balance Sheets as Accrued customer programs. A reduction to sales for these programs is recorded in the same period as the associated sale. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known.

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

Perrigo Company plc - Item 8
Note 1

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

Advertising Costs

Advertising costs are included in Selling Operating expenses and shipping and handling costs billed to customers are included in Net sales. Costs relate primarily to print advertising, direct mail, online advertising, social media communications, and television advertising and are expensed as incurred. For the year ended December 31, 2023, 71.0% of advertising expense was attributable to our CSCI segment. Advertising costs were as follows (in millions):

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$138.5	$119.3	$130.9

Income Taxes

We record deferred income tax assets and liabilities on the balance sheet as non-current based upon the difference between the financial reporting and the tax reporting basis of assets and liabilities using the enacted tax rates. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

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
As of January 1, 2023 we adopted ASU 2021-8. There was no impact from applying the recognition and measurement principles of Topic 606 to contract assets or liabilities acquired as part of a business combination.

ASU 2023-09: Income Taxes Topic 740: Improvements to Income Tax Disclosures
This guidance requires entities to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).
January 1, 2025
The guidance dictates the standard to be applied on a prospective basis with the option to apply retrospectively. As of December 31, 2023 we are currently evaluating the potential disclosure impact of adopting the standard including whether to adopt retrospectively.

ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.
		January 1, 2024 for annual periods, January 1, 2025 for interim periods	The guidance will be applied on a retrospective basis. As of December 31, 2023 we are currently evaluating the potential disclosure impact of adopting the standard.
We do not believe that any other recently issued accounting standards could have a material effect on our Consolidated Financial Statements.

Perrigo Company plc - Item 8
Note 2

NOTE 2 - REVENUE RECOGNITION

We generated net sales in the following geographic locations(1) (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
U.S.	$2,916.8	$2,870.0	$2,565.9
Europe(2)	1,622.5	1,474.3	1,393.0
All other countries(3)	116.3	107.3	179.8
Total net sales	$4,655.6	$4,451.6	$4,138.7
(1)    The net sales by geography is derived from the location of the entity that sells to a third party.
(2)    Includes Ireland net sales of $40.8 million, $29.3 million, and $23.7 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.
(3)    Includes revenue generated primarily in Australia and Canada during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, includes revenue generated primarily in Australia, Canada, and Mexico.

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

The following is a summary of our net sales by category (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
CSCA(1)
Nutrition	$563.2	$520.4	$401.9
Upper Respiratory	559.2	564.6	483.1
Digestive Health	505.3	495.5	475.1
Pain and Sleep-Aids	396.4	412.2	405.4
Oral Care	313.9	312.9	311.9
Healthy Lifestyle	311.7	288.9	295.0
Skin Care	196.2	187.8	183.7
Women's Health	46.9	45.2	38.2
Vitamins, Minerals, and Supplements ("VMS")	17.5	27.9	31.7
Other CSCA(2)	52.0	70.5	67.1
Total CSCA	2,962.3	2,925.9	2,693.1
CSCI
Skin Care	372.5	334.6	324.0
Upper Respiratory	299.1	268.7	219.4
Healthy Lifestyle	225.7	209.7	227.6
Pain and Sleep-Aids	222.9	200.2	184.8
VMS	185.5	183.9	225.8
Women's Health	119.7	96.1	54.5
Oral Care	101.5	94.8	94.0
Digestive Health	41.0	35.5	25.6
Other CSCI(3)	125.4	102.2	89.9
Total CSCI	1,693.3	1,525.7	1,445.6
Total net sales	$4,655.6	$4,451.6	$4,138.7
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

Perrigo Company plc - Item 8
Note 2

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $337.3 million, $350.1 million, and $299.7 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	December 31, 2023	December 31, 2022
Short-term contract assets	Prepaid expenses and other current assets	$28.5	$41.5

NOTE 3 - ACQUISITIONS AND DIVESTITURES

Acquisitions During the Year Ended December 31, 2022

HRA Pharma

On April 29, 2022, we completed the previously announced acquisition of 100% of the outstanding equity interest in HRA Pharma for total consideration of €1.8 billion, or approximately $1.9 billion. We funded the transaction with cash on hand and borrowings under our Senior Secured Credit Facilities (as defined in Note 12).

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

Perrigo Company plc - Item 8
Note 3
The following table summarizes the consideration paid for HRA Pharma and the provisional amounts of the assets acquired and liabilities assumed (in millions):

HRA Pharma
Purchase Price	$1,945.6

Assets Acquired:
Cash and cash equivalents	$44.2
Accounts receivable	78.1
Inventories	48.3
Prepaid expenses and other current assets	16.6
Property, plant and equipment	4.6
Operating lease assets	9.7
Goodwill	559.5
Definite-lived intangible assets:
Trademarks and trade names	1,124.0
Developed product technology	185.1
Distribution networks	84.4
Indefinite lived intangibles
In-process research and development	52.7
Total intangible assets	1,446.2
Deferred income taxes	12.4
Other non-current assets	0.8
Total assets	2,220.4
Liabilities assumed:
Accounts payable	$43.4
Payroll and related taxes	16.1
Accrued customer programs	9.0
Other accrued liabilities	8.9
Accrued income taxes	0.5
Deferred income taxes	186.2
Other non-current liabilities	10.6
Total liabilities	274.7
Non-Controlling Interest	0.1
Net Assets Acquired	$1,945.6

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

Perrigo Company plc - Item 8
Note 3
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

Perrigo Company plc - Item 8
Note 3
Pro Forma Impact of Business Combinations

Pro forma information has been prepared as if the HRA Pharma and Gateway acquisitions had occurred on January 1, 2022. The following table presents the unaudited pro forma information as if the acquisitions had been combined with the results reported in our Consolidated Statements of Operations for all periods presented (in millions):

Year Ended
(Unaudited)	December 31, 2022
Net sales	$4,745.9
Income (loss) from continuing operations	$(9.6)

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

Divestitures During the Year Ended December 31, 2022

Latin American businesses

On March 9, 2022, we completed the sale of our Mexico and Brazil-based OTC businesses ("Latin American businesses"), both within our CSCA segment, to Advent International for total consideration of $23.9 million, consisting of $5.4 million in cash, installment receivables due 12 and 18 months from completion totaling $11.3 million based on the Mexican peso exchange rate at the time of sale, and contingent consideration of $7.2 million based on the Brazilian real exchange rate at the time of sale. The sale resulted in a pre-tax loss of $1.4 million, net of professional fees, recorded in Other operating expense, net on the Consolidated Statements of Operations.

At July 3, 2021, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less cost to sell, resulting in an impairment charge of $152.5 million. At December 31, 2021 and October 2, 2021, we recorded additional impairment charge of $1.0 million and $2.6 million, respectively resulting in a total impairment charge of $156.1 million. We also recorded a goodwill impairment charge of $6.1 million within our CSCA segment, resulting in a total impairment charge of $162.2 million.

ScarAway®

On March 24, 2022, we completed the sale of ScarAway®, a U.S. OTC scar management brand, to Alliance Pharmaceuticals Ltd. for cash consideration of $20.7 million. The sale resulted in a pre-tax gain of $3.6 million recorded in our CSCA segment in Other operating expense, net on the Consolidated Statements of Operations.

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

On July 6, 2021, we completed the sale of the Rx business to Altaris Capital Partners, LLC ("Altaris") for aggregate consideration of $1.55 billion. The consideration included a $53.3 million reimbursement related to Abbreviated New Drug Applications ("ANDAs") for a generic topical lotion which was received in 2022. The sale resulted in a pre-tax gain, net of professional fees, of $47.5 million recorded in Other (income) expense, net on the Consolidated Statement of Operations for discontinued operations. The gain included a $159.3 million increase from the write-off of foreign currency translation adjustment from Accumulated other comprehensive income. The transaction gain

Perrigo Company plc - Item 8
Note 4
was subject to final settlements under the Agreement, which were finalized in the first quarter of 2022 with no change to the gain reported.

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

In connection with the sale, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 19 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, the buyer's obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on the buyer's obligation of $50.0 million. We have not requested payments from the buyer related to the indemnity of these liabilities as of December 31, 2023.

(Loss) income from discontinued operations, net of tax was as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net sales	$—	$—	$405.1
Cost of sales	—	—	258.4
Gross profit	—	—	146.7

Operating expenses
Distribution	—	—	6.1
Research and development	—	—	30.8
Selling	—	—	16.3
Administration	10.4	4.6	36.4
Other operating income, net	—	—	(0.4)
Total operating expenses	10.4	4.6	89.2

Operating (loss) income	(10.4)	(4.6)	57.5

Interest expense, net	—	—	0.8
Other income, net	—	—	(1.6)
(Loss) income from discontinued operations before tax	(10.4)	(4.6)	58.3
Gain on sale of business	—	—	(47.5)
(Loss) income before income taxes	(10.4)	(4.6)	105.8
Income tax (benefit) expense	(2.1)	5.1	43.8
(Loss) income from discontinued operations, net of tax	$(8.3)	$(9.7)	$62.0

Perrigo Company plc - Item 8
Note 4
Select cash flow information related to discontinued operations was as follows (in millions):

	Year Ended(1)
	December 31, 2022	December 31, 2021
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$—	$15.4
Share-based compensation	—	10.8
Gain on sale of business	—	(47.5)

Cash flows from discontinued operations investing activities:
Asset acquisitions	$—	$(69.7)
Additions to property, plant and equipment	—	(16.1)
Net proceeds from sale of business	53.3	1,491.9
(1) Cash flows from discontinued operations for the year ended December 31, 2023 were not significant.

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

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Finished goods	$646.8	$620.3
Work in process	241.9	262.2
Raw materials	252.2	267.8
Total inventories	$1,140.9	$1,150.3

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

		Year Ended
Measurement Category	Balance Sheet Location	December 31, 2023	December 31, 2022
Fair value method	Prepaid expenses and other current assets	$0.1	$0.1
Fair value method(1)	Other non-current assets	$1.3	$1.7
Equity method	Other non-current assets	$60.1	$63.4
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense (income) recognized in earnings of our equity securities (in millions):

		Year Ended
Measurement Category	Income Statement Location	December 31, 2023	December 31, 2022	December 31, 2021
Fair value method	Other (income) expense, net	$0.4	$0.4	$2.0
Equity method	Other (income) expense, net	$1.9	$1.5	$1.1

Perrigo Company plc - Item 8
Note 7

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

We held the following property, plant and equipment, net (in millions):

	Useful life range	December 31, 2023	December 31, 2022
Land	—	$50.6	$51.6
Buildings	10 to 45 years	611.3	593.0
Machinery and equipment	3 to 10 years	1,326.9	1,271.7
Gross property and equipment		1,988.8	1,916.3
Less accumulated depreciation		(1,072.4)	(990.0)
Property and equipment, net		$916.4	$926.3

We recorded a $4.6 million charge on disposed assets during the year ended December 31, 2022. No charge was recorded on disposed assets during the year ended December 31, 2023. Depreciation expense includes amortization of assets recorded under finance leases and totaled $93.7 million, $86.2 million, and $86.8 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

NOTE 8 - LEASES

We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through the year ended December 31, 2040. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. Rent expense under all leases was $51.4 million, $49.6 million, and $44.5 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	December 31, 2023	December 31, 2022
Operating	Operating lease assets	$183.6	$217.1
Finance	Other non-current assets	13.7	22.0
Total		$197.3	$239.1

Liabilities	Balance Sheet Location	December 31, 2023	December 31, 2022
Current
Operating	Other accrued liabilities	$27.5	$28.4
Finance	Current indebtedness	1.9	3.3
Non-Current
Operating	Other non-current liabilities	159.6	189.5
Finance	Long-term debt, less current portion	13.2	17.4
Total		$202.2	$238.6

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
CSCA	$79.3	$100.5	$12.8	$13.8
CSCI	44.7	49.5	0.3	6.6
Unallocated	59.6	67.1	0.6	1.6
Total	$183.6	$217.1	$13.7	$22.0

Perrigo Company plc - Item 8
Note 8

	Liabilities
	Operating		Financing
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
CSCA	$81.6	$102.2	$14.2	$14.9
CSCI	47.8	51.7	0.3	4.1
Unallocated	57.7	64.0	0.6	1.7
Total	$187.1	$217.9	$15.1	$20.7

Lease expense was as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating leases(1)	$45.1	$44.2	$38.6

Finance leases
Amortization	$6.3	$5.4	$5.9
Interest	0.6	0.7	0.8
Total finance leases	$6.9	$6.1	$6.7
            (1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of December 31, 2023 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2024	$32.6	$2.3	$34.9
2025	29.8	1.9	31.7
2026	23.8	1.6	25.4
2027	22.3	1.6	23.9
2028	16.3	1.5	17.8
After 2028	90.7	8.9	99.6
Total lease payments	215.5	17.8	233.3
Less: Interest	28.4	2.7	31.1
Present value of lease liabilities	$187.1	$15.1	$202.2

Our weighted average lease terms and discount rates are as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	10.65	10.97
Finance leases	9.14	9.47
Weighted-average discount rate
Operating leases	3.17%	2.48%
Finance leases	3.41%	2.92%

Our lease cash flow classifications are as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$35.7	$39.3
Operating cash flows for finance leases	$0.6	$0.7
Financing cash flows for finance leases	$3.5	$4.9

Leased assets (used) obtained in exchange for new finance lease liabilities	$(2.2)	$—
Leased assets (used) obtained in exchange for new operating lease liabilities	$(3.9)	$73.9

Perrigo Company plc - Item 8
Note 9

NOTE 9 -GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CSCA(1)	CSCI(2)	Total
Balance at December 31, 2021	$1,902.4	$1,097.0	$2,999.4
Business acquisitions	141.7	417.8	559.5
Currency translation adjustments	0.3	(68.8)	(68.5)
Balance at December 31, 2022	2,044.4	1,446.0	3,490.4
Impairments	—	(90.0)	(90.0)
Purchase accounting adjustments	35.2	45.4	80.6
Currency translation adjustments	1.3	46.8	48.1
Balance at December 31, 2023	$2,080.9	$1,448.2	$3,529.1

(1) We had accumulated goodwill impairments of $6.1 million as of December 31, 2023.
(2) We had accumulated goodwill impairments of $968.4 million and $878.4 million as of December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, we have three reporting units. Our CSCA operating segment is equivalent to our CSCA reporting unit. Our CSCI operating segment includes two reporting units, CSCI and Rare Diseases.

During the three months ended December 31, 2023, we tested our Rare Diseases reporting unit for impairment in response to identified impairment indicators. Market information specific to the reporting unit became available during the fourth quarter requiring additional consideration to the valuation methods utilized. As a result, we determined goodwill related to the reporting unit was impaired by $90.0 million and recorded the charge within our CSCI segment.

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

Perrigo Company plc - Item 8
Note 9

Intangible Assets

Intangible assets and the related accumulated amortization consisted of the following (in millions):

	Year Ended
	December 31, 2023		December 31, 2022
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:(1)
Trademarks, trade names, and brands	$3.4	$—	$3.2	$—
In-process research and development	1.9	—	55.4	—
Total indefinite-lived intangibles	$5.3	$—	$58.6	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$90.8	$57.5	$94.9	$58.1
Developed product technology, formulations, and product rights	534.0	238.4	484.8	211.8
Customer relationships and distribution networks	1,868.1	1,108.9	1,825.1	965.9
Trademarks, trade names, and brands	2,502.0	609.3	2,542.2	481.0
Non-compete agreements	2.1	2.1	2.0	2.0
Total definite-lived intangibles	$4,997.0	$2,016.2	$4,949.0	$1,718.8
Total intangible assets	$5,002.3	$2,016.2	$5,007.6	$1,718.8
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

We recorded an impairment charge of $0.9 million on certain IPR&D assets during the year ended December 31, 2021 due to changes in the projected development and regulatory timelines for various projects. We did not record any impairment charges in 2023 or 2022.

The remaining weighted-average useful life for our amortizable intangible assets by asset class at December 31, 2023 was as follows:

Amortizable Intangible Asset Category	Remaining Weighted-Average Useful Life (Years)
Distribution and license agreements and supply agreements	14
Developed product technology, formulations, and product rights	11
Customer relationships and distribution networks	14
Trademarks, trade names, and brands	16
Non-compete agreements	0

We recorded amortization expense of $265.8 million, $252.4 million, and $210.0 million during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

Perrigo Company plc - Item 8
Note 9

Our estimated future amortization expense is as follows (in millions):

Year	Amount
2024	$239.8
2025	233.6
2026	226.0
2027	220.3
2028	214.4
Thereafter	1,846.7

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
•Level 3: Valuations derived from techniques in which one or more significant inputs are not observable.

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	Year Ended
	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$0.1	$—	$—	$0.1	$—	$—
Foreign currency forward contracts	—	0.6	—	—	4.2	—
Interest rate swap agreements	—	30.5	—	—	50.5	—
Total assets	$0.1	$31.1	$—	$0.1	$54.7	$—

Liabilities:
Foreign currency forward contracts	$—	$2.7	$—	$—	$5.2	$—
Cross-currency swap	—	172.0	—	—	96.1	—
Interest rate swap agreements	—	11.7	—	—	—	—
Total liabilities	$—	$186.4	$—	$—	$101.3	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$118.9	$—	$—	$—
Total assets	$—	$—	$118.9	$—	$—	$—
(1) During the year ended December 31, 2023, goodwill within our Rare Diseases reporting unit with a carrying value of $208.9 million was written down to a fair value of $118.9 million.

There were no transfers within Level 3 fair value measurements during the years ended December 31, 2023 or December 31, 2022 (refer to Note 6 for information on our investment securities and Note 11 for a discussion of derivatives).

Foreign Currency Forward Contracts

We value the foreign currency forward contracts based on notional amounts, contractual rates, and observable market inputs, such as currency exchange rates and credit risk.

Perrigo Company plc - Item 8
Note 10

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

Goodwill, Intangible Assets, and Assets (liabilities) held for sale, net

Rare Disease Reporting Unit Goodwill

During the year ended December 31, 2023, we prepared a goodwill impairment test utilizing a combination of comparable company and discounted cash flow techniques. In our comparable company market approach, we considered observable and unobservable market information (Level 2 and 3 inputs, respectively) which resulted in selected current and forward multiples averaging 11.5x of comparable adjusted earnings. Our cash flow projections included revenue assumptions, gross margin and operating expenses based on the reporting unit’s growth plans (Level 3 inputs). In our discounted cash flow analysis, we used a long-term growth rate of 2.5%. We used a discount rate of 13.5% in the analysis, which correlates with the required investment return and risk that we believe market participants would apply to the projected growth rate. Furthermore, the discount rate was influenced by other level 3 market information which was also utilized in the comparable market approach. In addition, we burdened projected free cash flows with the capital spending deemed necessary to support the cash flows and applied blended jurisdictional tax rates ranging from 14.6% to 31.7%. We weighted indications of fair value resulting from the market approach and discounted cash flow techniques, considering the reasonableness of the range of measurements and the point within the range that we determined was most representative of fair market conditions (refer to Note 9).

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

Perrigo Company plc - Item 8
Note 10

businesses, we prepared impairment tests on the net assets held for sale and goodwill related to this business. We determined the carrying value of this business exceeded the fair value and recorded impairments in the CSCA segment (refer to Note 9).

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	Year Ended
	December 31, 2023		December 31, 2022
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying value (excluding discount)	$2,244.4	$—	$2,544.4	$—
Fair Value	$2,062.2	$—	$2,225.4	$—

The fair values of our public bonds for all periods were based on quoted market prices. The fair values of our private placement note for all periods were based on interest rates offered for borrowings of a similar nature and remaining maturities.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements and variable rate long-term debt, approximate their fair value.

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

In September 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that were scheduled to mature in September 2022. In April 2022, due to market conditions, we unwound the two options and entered into two new undesignated options to economically hedge the purchase price for HRA Pharma for a total notional amount of $2.0 billion. All premiums associated with the HRA Pharma related currency options were settled in April 2022 for $37.1 million, and within Other (income) expense we recorded a $16.2 million and $20.9 million loss for the year ended December 31, 2022 and December 31, 2021, respectively. There was no gain or loss recorded for the year ended December 31, 2023.

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

On November 21, 2023, we entered into fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. The following are the terms and notional amount outstanding:

•$300 million notional amount outstanding from November 21, 2023 through April 20, 2027.

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

In April 2022, to economically hedge the interest rate risk of the Senior Secured Credit Facilities (as defined in Note 12), we entered into five variable-to-fixed interest rate swap agreements. Three of the interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term Loan B Facility (as defined in Note 12). The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2029, on notional balances that decline from $1.0 billion to $812.5 million over the term. The other two interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term Loan A Facility (as defined in Note 12). The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2027, on notional balances that decline from $487.5 million to $387.5 million over the term.

In December 2023, to economically hedge the interest rate risk of the Term B Loans (as defined in Note 12), we entered into four variable-to-fixed interest rate swap agreements. The interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term B Loans (as defined in Note 12). The interest rate swaps cover an interest period from December 15, 2023, through April 20, 2029, on notional balances that decline from $300 million to $229 million over the term.

As a designated cash flow hedge, gains and losses will be deferred in AOCI and recognized within Interest expense, net when interest is paid on the Senior Secured Credit Facilities.

Foreign Currency Forwards

In a foreign currency forward, a contract is written to exchange currencies at a fixed exchange rate at a future settlement date. We designate foreign currency forwards primarily as cash flow hedges to protect against foreign currency fluctuations of probable forecasted purchases and sales. The settlement dates of foreign currency forwards range from 1 to 60 months.

Perrigo Company plc - Item 8
Note 11

Notional amounts of foreign currency forward contracts were as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
European Euro (EUR)	$79.9	$61.7
British Pound (GBP)	72.4	224.9
Swedish Krona (SEK)	36.5	56.9
United States Dollar (USD)	22.1	51.7
Chinese Yuan (CNH)	14.1	34.4
Canadian Dollar (CAD)	7.1	24.9
Danish Krone (DKK)	5.9	51.7
Norwegian Krone (NOK)	4.4	12.4
Hungarian Forint (HUF)	3.9	10.6
Polish Zloty (PLZ)	3.8	25.2
Mexican Peso (MXN)	—	13.3
Other (1)	3.5	25.9
Total	$253.6	$593.6
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
Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

		Year Ended
Derivatives	Balance Sheet Location	December 31, 2023	December 31, 2022
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$1.1
Interest rate swap agreements	Prepaid expenses and other current assets	—	3.0
Interest rate swap agreements	Other non-current assets	30.5	47.5
Foreign currency forward contracts	Other non-current assets	0.4	0.7
Total designated derivative assets		$30.9	$52.3
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.2	$2.4
Total non-designated derivatives		$0.2	$2.4

Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$—	$4.2
Cross-currency swap	Other accrued liabilities	75.1	—
Cross-currency swap	Other non-current liabilities	96.9	96.1
Interest rate swap agreements	Other non-current liabilities	11.7	—
Total designated derivative liabilities		$183.7	$100.3
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$2.7	$1.0

Perrigo Company plc - Item 8
Note 11

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Year Ended
Non-Designated Derivatives:	Income Statement Location	December 31, 2023	December 31, 2022	December 31, 2021
Foreign currency forward contracts	Other (income) expense, net	$(4.0)	$8.2	$(5.1)
	Interest expense, net	(1.5)	(2.0)	1.3
		$(5.5)	6.2	$(3.8)

Foreign currency options	Other (income) expense, net	$—	$16.2	$20.9

Perrigo Company plc - Item 8
Note 11

The following tables summarize the effect of derivative instruments designated as hedging instruments in Accumulated Other Comprehensive Income ("AOCI") (in millions):

	Gain/(Loss)
		Reclassified from AOCI into Earnings		Related to Amounts Excluded from Effectiveness Testing
	Amount Recorded in OCI(1)	Classification	Amount(2)	Classification	Amount Recognized in Earnings on Derivatives
Year Ended December 31, 2023
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	(31.7)	Interest expense, net	23.5	Interest expense, net	—
Foreign currency forward contracts	(0.5)	Net sales	(0.1)	Net sales	0.6
		Cost of Sales	0.3	Cost of Sales	0.3
				Other (income) expense, net	(0.3)
Total Cash flow hedges	$(32.2)		$23.6		$0.6
Net investment hedges
Cross-currency swap	$(75.9)			Interest expense, net	$26.0

Year Ended December 31, 2022
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	50.5	Interest expense, net	4.6	Interest expense, net	—
Foreign currency forward contracts	4.1	Net sales	1.6	Net sales	(0.5)
		Cost of Sales	(4.8)	Cost of sales	(0.2)
				Other (income) expense, net	(1.4)
Total Cash flow hedges	$54.6		$1.3		$(2.1)
Net investment hedges
Cross-currency swap	$5.3			Interest expense, net	$(17.2)

Year Ended December 31, 2021
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	—	Interest expense, net	(1.8)	Interest expense, net	—
Foreign currency forward contracts	5.7	Net sales	(2.5)	Net sales	—
		Cost of sales	0.8	Cost of sales	0.5
				Other (income) expense, net	0.7
Total Cash flow hedges	$5.7		$(3.6)		$1.2
Net investment hedges
Cross-currency swap	$(20.1)			Interest expense, net	$(3.9)
(1) Net gain of $1.4 million is expected to be reclassified out of AOCI into earnings during 2024.

Perrigo Company plc - Item 8
Note 11

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Year Ended December 31, 2023
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,655.6	$2,975.2	$173.8	$(10.4)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.1)	$0.3	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.6	$0.3	$—	$(0.3)
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$23.5	$—

Year Ended December 31, 2022
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,451.6	$2,996.2	$156.0	$53.1

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$1.6	$(4.8)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.5)	$(0.2)	$—	$(1.4)
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$4.6	$—

Year Ended December 31, 2021
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,138.7	$2,722.5	$125.0	$26.7

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(2.5)	$0.8	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$0.5	$—	$0.7
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(1.8)	$—

Perrigo Company plc - Item 8
Note 11

Net foreign exchange losses totaled $1.0 million, $59.9 million, and $26.8 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. Therein, 2022 and 2021 included $16.2 million and $20.9 million of loss, respectively, for the change in fair value of the option contracts to hedge the foreign currency exposure of the euro-denominated purchase price for HRA Pharma.

NOTE 12 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

		Year Ended
		December 31, 2023	December 31, 2022
Term loan
Term A Loans due April 1, 2027 (1)		$471.9	$493.8
Term B Loans due April 1, 2029 (1)		1,386.2	1,094.5
Total term loans		$1,858.1	$1,588.3

Notes and bonds
Coupon	Due
3.900%	December 15, 2024(2)	400.0	700.0
4.375%	March 15, 2026(3)	700.0	700.0
4.650%	June 15, 2030(4)	750.0	750.0
5.300%	November 15, 2043(5)	90.5	90.5
4.900%	December 15, 2044(2)	303.9	303.9
Total notes and bonds		2,244.4	2,544.4
Other financing		14.8	20.6
Unamortized premium (discount), net		(17.8)	(15.9)
Deferred financing fees		(26.1)	(30.8)
Total borrowings outstanding		4,073.4	4,106.6
Current indebtedness		(440.6)	(36.2)
Total long-term debt less current portion		$3,632.8	$4,070.4
(1)    Discussed below collectively as the "Senior Secured Credit Facilities"
(2)    Discussed below collectively as the "2014 Notes"
(3)    Discussed below as part of the "2016 Notes"
(4)    Discussed below as part of the "2020 Notes". The coupon rate noted above increased from 4.400% to 4.650% on payments starting after June 15, 2023, following a credit rating downgrade by Moody's in the first quarter of 2023. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.
(5)     Discussed below collectively as the "2013 Notes"

Revolving Credit Agreements

There were no borrowings outstanding under the $1.0 billion revolving credit agreement (the “Revolver”) as of December 31, 2023 or December 31, 2022.

Term Loans

Term Loan A Facility and Term Loan B Facility

On April 20, 2022, we and our indirect wholly owned subsidiary, Perrigo Investments, LLC, (the "Borrower") entered into the senior secured credit facilities, which consisted of (i) the Revolver, (ii) a $500.0 million five-year Term Loan A facility (the “Term Loan A Facility” and the Term A Loans thereunder, the "Term A Loans"), and (iii) a $1.1 billion seven-year Term Loan B facility (the “Term Loan B Facility” and the Term B loans thereunder borrowed on April 20, 2022, the "2022 Term B Loans") and, together with the Revolver and Term Loan A Facility, the “Senior Secured Credit Facilities”), all pursuant to a Term Loan and Revolving Credit Agreement (the "Credit Agreement").

Perrigo Company plc - Item 8
Note 12

On December 15, 2023, we and the Borrower, entered into Amendment No. 1, an Incremental Assumption Agreement (the "Amendment") to the Credit Agreement. The Amendment provides for a fungible add on to the 2022 Term B Loans in an aggregate principal amount of $300.0 million (the "Incremental Term B Loans" and together with the 2022 Term B Loans, the “Term B Loans”). The terms of the Incremental Term B Loans, including pricing and maturity, are identical to the 2022 Term B Loans. The Term B Loans will mature on April 20, 2029. The net proceeds from the Incremental Term B Loans were used to settle the cash tender offer by Perrigo Finance Unlimited Company ("Perrigo Finance") for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 ("2024 Notes"). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest).

In relation to the Senior Secured Credit Facilities, we deferred $32.5 million of financing fees, which will be amortized to interest expense over the term of the facilities. During the year ended December 31, 2023, principal repayments of $22.0 million and $8.4 million were made on the Term Loan B Facility and Term Loan A Facility, respectively.

Guarantees and Debt Covenants

The Borrower and certain of our direct and indirect wholly-owned subsidiaries organized in the United States, Ireland, Belgium and England and Wales (subject to certain exceptions) (the "Guarantor Subsidiaries") provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, the Company and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.400% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company.

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

We are subject to financial covenants in the Senior Secured Credit Facilities. The new agreements contain financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the Revolver and the Term Loan A Facility. If we consummate certain qualifying acquisitions during the term of the loan, the maximum first lien secured net leverage ratio covenant would increase to 3.25 to 1.00 for such quarter and the three following fiscal quarters thereafter.

Notes and Bonds

2014 Notes due December 15, 2024 & December 15, 2044

On December 2, 2014, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 (the "2021 Notes”), $700.0 million in aggregate principal amount of 3.900% senior notes due 2024 (the “2024 Notes”), and $400.0 million in aggregate principal amount of 4.900% senior notes due 2044 (the “2044 Notes” and, together with the 2021 Notes and the 2024 Notes, the “2014 Notes”) and received net proceeds of $1.6 billion after fees and market discount. Interest on the 2014 Notes is payable semi-annually in arrears in June and December of each year, beginning in June 2015. The 2014 Notes are governed by a base indenture and a first supplemental indenture (collectively, the "2014 Indenture"). There are no restrictions under the 2014 Notes on our ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2014 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2014 Indenture. During the year ended December 31, 2017, we repaid $96.1 million of the 4.900% senior notes due 2044 and $190.4 million of the 3.500% senior notes due 2021. On July 6, 2020, we repaid the remaining $309.6 million of the 3.500% notes due 2021, as discussed above under the heading 2020 Notes and Notes Redemption. On December 15, 2023 Perrigo Finance accepted for purchase $300.0 million of 2024 Notes and paid approximately $295.2 million in aggregate cash consideration (excluding accrued interest) for a portion of the 2024 Notes. We recorded a total gain of $3.2 million on the extinguishment of debt on the Consolidated Statements of Operations.

Perrigo Company plc - Item 8
Note 12

2016 Notes due March 15, 2026

On March 7, 2016, Perrigo Finance issued $500.0 million in aggregate principal amount of 3.500% senior notes due 2021 and $700.0 million in aggregate principal amount of 4.375% senior notes due 2026 (together, the "2016 Notes") and received net proceeds of $1.2 billion after fees and market discount. Interest on the 2016 Notes is payable semi-annually in arrears in March and September of each year, beginning in September 2016. The 2016 Notes are governed by a base indenture and a second supplemental indenture (collectively, the "2016 Indenture"). During the year ended December 31, 2017, we repaid $219.6 million of the 3.500% senior notes due 2021. On July 6, 2020, we repaid the remaining $280.4 million of 3.500% senior notes due 2021.

2020 Notes due June 15, 2030

On June 19, 2020, Perrigo Finance Unlimited Company issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 and received net proceeds of $737.1 million after the underwriting discount and offering expenses. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. Due to credit ratings downgrades by S&P and Moody's in the third quarter of 2021, the first quarter of 2022 and the second quarter of 2023, respectively, the interest of the 2020 Notes stepped up from 3.150% to 3.900%, starting after December 15, 2021, from 3.900% to 4.400% starting after June 15, 2022 and from 4.400% to 4.650% starting after June 15, 2023. The 2020 Notes will mature on June 15, 2030 and are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture.

2013 Notes due November 15, 2043

On November 8, 2013, Perrigo Company issued $400.0 million aggregate principal amount of its 5.300% senior notes due 2043 (the "2013 Notes"). During the year ended December 31, 2017, we repaid $309.5 million of the 2013 Notes. Interest on the 2013 Notes is payable semi-annually in arrears in May and November of each year, beginning in May 2014. The 2013 Notes are governed by a base indenture and a first supplemental indenture (collectively, the "2013 Indenture"). The 2013 Notes are our unsecured and unsubordinated obligations, ranking equally in right of payment to all of our existing and future unsecured and unsubordinated indebtedness. The 2013 Notes are not entitled to mandatory redemption or sinking fund payments. We may redeem the 2013 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2013 Indenture.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the overdraft facilities as of December 31, 2023 and December 31, 2022.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 8).

Future Maturities

The annual future maturities of our short-term and long-term debt, including capitalized leases and excluding deferred financing fees, are as follows (in millions):

Payment Due	Amount
2024	$440.9
2025	41.6
2026	741.6
2027	413.5
2028	16.6
Thereafter	2,463.0

Perrigo Company plc - Item 8
Note 13

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

We assumed a number of defined contribution plans associated with the Omega acquisition and we pay contributions to the pension insurance plans.

Our contributions to all of the plans were as follows (in millions):

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$30.2	$29.8	$28.0

Pension and Post-Retirement Healthcare Benefit Plans

We have a number of defined benefit plans for employees based in Europe. These plans are managed externally and the related pension costs and liabilities are assessed at least annually in accordance with the advice of a qualified professional actuary. We used a December 31, 2023 measurement date and all plan assets and liabilities are reported as of that date.

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

Perrigo Company plc - Item 8
Note 13

The change in the projected benefit obligation and plan assets consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Projected benefit obligation at beginning of period	$127.5	$202.6	$2.0	$3.0
Net acquisitions/(disposals)	—	(1.3)	—	—
Service costs	2.9	3.3	—	—
Interest cost	5.2	2.7	0.1	0.1
Actuarial loss (gain)	14.4	(64.7)	(0.2)	(1.0)
Curtailment	(0.6)	—	—	—
Contributions paid	0.3	0.3	—	—
Benefits paid	(2.7)	(1.5)	(0.1)	(0.1)
Settlements	(0.7)	(1.7)	—	—
Foreign currency translation	4.9	(12.2)	—	—
Projected benefit obligation at end of period	$151.2	$127.5	$1.8	$2.0

Fair value of plan assets at beginning of period	134.6	181.7	—	—
Net acquisitions/(disposals)	—	(1.1)	—	—
Actual return on plan assets	11.7	(34.2)	—	—
Benefits paid	(2.7)	(1.5)	(0.1)	(0.1)
Settlements	(0.7)	(1.7)	—	—
Employer contributions	2.5	2.3	0.1	0.1
Contributions paid	0.3	0.3	—	—
Foreign currency translation	4.7	(11.2)	—	—
Fair value of plan assets at end of period	$150.4	$134.6	$—	$—
Funded/(unfunded) status	$(0.8)	$7.1	$(1.8)	$(2.0)

Presented as:
Other non-current assets	$27.7	$32.4	$—	$—
Other non-current liabilities	$(28.5)	$(25.3)	$(1.8)	$(2.0)

The total accumulated benefit obligation for the defined benefit pension plans was $145.6 million and $121.7 million at December 31, 2023 and December 31, 2022 respectively.

The following information relates to pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Accumulated benefit obligation	$75.6	$62.4
Fair value of plan assets	$52.6	$42.9

Perrigo Company plc - Item 8
Note 13

The following information relates to pension plans with a projected benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Projected benefit obligation	$81.1	$68.2
Fair value of plan assets	$52.6	$42.9

The following unrecognized actual gain for the other benefits liability was included in OCI, net of tax (in millions):

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$0.2	$0.9	$0.6

The unamortized net actuarial loss (gain) in AOCI net of tax for defined benefit pension and other benefits was as follows (in millions):

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$2.4	$(7.1)	$9.9

The estimated amount to be recognized from AOCI into net periodic cost during the next year is $0.4 million.

At December 31, 2023, the total estimated future benefit payments to be paid by the plans for the next five years is approximately $17.3 million for pension benefits and $0.8 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
2024	$2.9	$0.1
2025	3.1	0.2
2026	3.0	0.1
2027	3.9	0.2
2028	4.4	0.2
Thereafter	29.3	0.7

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2023, including the expected future employee service. We expect to contribute $2.1 million to the defined benefit plans within the next year.

Net periodic pension cost consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2023	December 31, 2022	December 31, 2021
Service cost	$2.9	$3.3	$3.9	$—	$—	$—
Interest cost	5.2	2.7	2.6	0.1	0.1	0.1
Expected return on assets	(5.8)	(4.9)	(5.5)	—	—	—
Settlement	(0.1)	0.1	1.1	—	—	—
Curtailment	(0.3)	—	—	—	—	—
Net actuarial loss/(gain)	(0.5)	0.1	0.1	(1.2)	(0.6)	(1.4)
Net periodic pension cost/(gain)	$1.4	$1.3	$2.2	$(1.1)	$(0.5)	$(1.3)

The components of the net periodic pension cost, other than the service cost component, are included in the line item Other (income) expense, net in the Consolidated Statement of Operations.

Perrigo Company plc - Item 8
Note 13

The decrease in the discount rate from 3.92% to 3.61% has increased the liability. This decrease of 0.31% versus the discount rate used at December 31, 2022 is primarily attributable to the decrease in bond yields due to falling levels of inflation in the Euro zone.

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation were:

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2023	December 31, 2022	December 31, 2021
Discount rate	3.61%	3.92%	1.18%	4.92%	5.19%	2.14%
Inflation	2.27%	2.31%	2.10%
Expected return on assets	3.38%	2.84%	1.55%
Interest crediting rates	0.93%	0.74%	0.34%

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high quality corporate bonds, with regards to the duration of the plan's liabilities.

As of December 31, 2023, the expected weighted-average long-term rate of return on assets of 3.4% was calculated based on the assumptions of the following returns for each asset class:

Equities	6.2%
Bonds	4.2%
Absolute return fund	4.9%
Insurance contracts	2.2%
Other	4.5%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

Certain of our plans have target asset allocation ranges. As of December 31, 2023, these ranges were as follows:

Equities	20% - 30%
Bonds	50% - 60%
Absolute return	10% - 20%

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

Perrigo Company plc - Item 8
Note 13

The following table sets forth the fair value of the pension plan assets (in millions):

	Year Ended
	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equities	$—	$21.5	$—	$21.5	$—	$35.6	$—	$35.6
Bonds	—	54.1	—	54.1	—	22.7	—	22.7
Insurance contracts	—	—	54.3	54.3	—	—	46.2	46.2
Absolute return fund	—	12.1	—	12.1	—	23.3	—	23.3
Other	—	8.4	—	8.4	—	6.8	—	6.8
Total	$—	$96.1	$54.3	$150.4	$—	$88.4	$46.2	$134.6

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Assets at beginning of year	$46.2	$63.3
Actual return on plan assets	6.2	(15.8)
Purchases, sales and settlements, net	0.5	1.5
Foreign exchange	1.4	(2.8)
Assets at end of year	$54.3	$46.2

The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

Deferred Compensation Plans

We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $37.1 million and $35.4 million at December 31, 2023 and December 31, 2022, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $29.9 million and $29.2 million at December 31, 2023 and December 31, 2022, respectively, was recorded in Other non-current liabilities.

Perrigo Company plc - Item 8
Note 14

NOTE 14 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Numerator:
Income (loss) from continuing operations	$(4.4)	$(130.9)	$(130.9)
Income (loss) from discontinued operations, net of tax	(8.3)	(9.7)	62.0
Net Income (loss)	$(12.7)	$(140.6)	$(68.9)

Denominator:
Weighted average shares outstanding for basic EPS	135.3	134.5	133.6
Dilutive effect of share-based awards*	—	—	—
Weighted average shares outstanding for diluted EPS	135.3	134.5	133.6
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

Dividends

We paid dividends as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Dividends paid (in millions)	$149.7	$142.4	$129.6
Dividends paid (per share)	$1.09	$1.04	$0.96

The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not purchase any shares during the years ended December 31, 2023 and December 31, 2022. During the year ended December 31, 2020, we repurchased 3.4 million ordinary shares at an average purchase price of $48.28 per share for a total of $164.2 million under the 2018 Authorization. As of December 31, 2023 the approximate value of shares available for purchase under the 2018 Authorization was $835.8 million.

Perrigo Company plc - Item 8
Note 15
NOTE 15 - SHARE-BASED COMPENSATION PLANS

All share-based compensation for employees and directors is granted under the 2019 Long-Term Incentive Plan, as amended (the "Plan"), which has been approved by our shareholders. The purpose of the Plan is to attract and retain individuals of exceptional talent and encourage these individuals to acquire a vested interest in our success and prosperity. The awards that may be granted under this program include non-qualified stock options, stock appreciation rights, restricted stock and restricted share units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units also require a certain length of service until vesting, but contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan or award Performance share units that are based on relative total shareholder return are subject to a market condition. Awards granted under the Plan vest and may be exercised and/or sold from one year to ten years after the date of grant based on a vesting schedule. As of December 31, 2023, there were 5.0 million shares available to be granted.

Share-based compensation expense was as follows (in millions):

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$68.8	$54.9	$57.0

As of December 31, 2023, unrecognized share-based compensation expense was $54.4 million, and the weighted-average period over which the expense is expected to be recognized was approximately 1.3 years. Proceeds from the exercise of stock options are credited to ordinary shares.

Stock Options

A summary of activity related to stock options is presented below (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	1,248	$93.80	4.4	$—
Forfeited or expired	(117)	$102.86
Options outstanding at December 31, 2022	1,131	$92.87	3.7	$—
Forfeited or expired	(180)	$100.85
Options outstanding December 31, 2023	951	$91.36	3.2	$—
Options exercisable	951	$91.36	3.2	$—
Options expected to vest	—	$—	0.0	$—

The aggregate intrinsic value for options exercised and the weighted-average fair value per share at the grant date for options granted was zero for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

Perrigo Company plc - Item 8
Note 15
Non-Vested Service-Based Restricted Share Units

A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested service-based share units outstanding at December 31, 2021	1,934	$45.52	0.8	$75.2
Granted	1,305	$36.53
Vested	(1,070)	$46.19
Forfeited	(128)	$41.12
Non-vested service-based share units outstanding at December 31, 2022	2,041	$39.69	0.9	$69.6
Granted	1,452	$36.44
Vested	(1,120)	$40.96
Forfeited	(132)	$40.40
Non-vested service-based share units outstanding at December 31, 2023	2,241	$36.92	0.9	$72.1

The weighted-average fair value per share at the date of grant for service-based restricted share units granted was as follows:

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$36.44	$36.53	$41.36

The total fair value of service-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$45.9	$49.4	$47.2

Non-Vested Performance-Based Restricted Share Units

A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Number of Non-vested Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested performance-based share units outstanding at December 31, 2021	918	$47.10	1.2	$35.7
Granted	473	$36.48
Vested	(300)	$47.59
Forfeited	(22)	$43.93
Non-vested performance-based share units outstanding at December 31, 2022	1,069	$42.28	1.4	$36.4
Granted	487	$36.44
Vested	(252)	$55.11
Forfeited	(33)	$41.18
Non-vested performance-based share units outstanding at December 31, 2023	1,271	$37.65	1.3	$40.9

Perrigo Company plc - Item 8
Note 15
The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The weighted-average fair value per share at the date of grant for performance-based restricted share units granted was as follows:

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$36.44	$36.48	$41.04

The total fair value of performance-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$13.9	$14.3	$14.2

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
The assumptions used in estimating the fair value of the RTSR performance share units granted during each year were as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Dividend yield	3.0%	2.9%	2.3%
Volatility, as a percent	32.0%	37.3%	44.0%
Risk-free interest rate	4.6%	1.7%	0.3%
Expected life in years	2.8	2.8	2.8

A summary of activity related to non-vested RTSR performance share units is presented below (units in thousands):

	Number of Non-vested RTSR Performance Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years*	Aggregate Intrinsic Value
Non-vested RTSR performance share units outstanding at December 31, 2021	236	$53.85	1.2	$9.2
Granted	54	$40.80
Non-vested RTSR performance share units outstanding at December 31, 2022	290	$47.36	1.4	$9.2
Granted	39	$42.09
Non-vested RTSR performance share units outstanding at December 31, 2023	329	$41.33	1.2	$10.6
* Midpoint used in calculation.

The weighted-average fair value per share at the date of grant for RTSR performance share units granted was as follows:

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$42.09	$40.80	$41.20

The total fair value of RTSR performance share units that vested was as follows (in millions):

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
$—	$—	$0.5

Perrigo Company plc - Item 8
Note 17

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in our AOCI balances, net of tax, were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments(1)	Post-Employment Plan Adjustments, net of tax(1)	Total AOCI
Balance at December 31, 2021	$(22.0)	$67.4	$(9.9)	$35.5
OCI before reclassifications	47.8	(82.4)	22.3	(12.3)
Amounts reclassified from AOCI	(1.3)	(43.6)	(5.3)	(50.2)
Other comprehensive income (loss)	46.5	(126.0)	17.0	(62.5)
Balance at December 31, 2022	24.5	(58.6)	7.1	(27.0)
OCI before reclassifications	16.2	54.6	(1.6)	69.2
Amounts reclassified from AOCI	(23.6)	—	(7.9)	(31.5)
Other comprehensive income (loss)	(7.4)	54.6	(9.5)	37.7
Balance at December 31, 2023	$17.1	$(4.0)	$(2.4)	$10.7
(1) Amounts reclassified from AOCI relate to the divestiture of the Latin American businesses. Refer to Note 3 for more information.

NOTE 17 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, fixed assets impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Year Ended
	December 31, 2023
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$2.2	$13.3	$—	$4.3	$19.8
Additional charges	28.0	4.2	7.4	2.6	42.2
Payments	(13.4)	(10.9)	(4.5)	(4.6)	(33.4)
Non-cash adjustments	(16.1)	0.2	—	(0.5)	(16.4)
Ending balance	$0.7	$6.8	$2.9	$1.8	$12.2

	Year Ended
	December 31, 2022
	Supply Chain Reinvention	Other Initiatives	Total
Beginning balance	$—	$6.9	$6.9
Additional charges	24.3	18.2	42.5
Payments	(22.1)	(7.7)	(29.8)
Non-cash adjustments	—	0.2	0.2
Ending balance	$2.2	$17.6	$19.8

	Year Ended
	December 31, 2021
	Other Initiatives	Total
Beginning balance	$9.1	$9.1
Additional charges	16.9	16.9
Payments	(19.0)	(19.0)
Non-cash adjustments	(0.1)	(0.1)
Ending balance	$6.9	$6.9

Perrigo Company plc - Item 8
Note 17

The charges incurred during the year ended December 31, 2023 were primarily associated with actions taken on supply chain restructuring, Project Energize and HRA integration activities. Charges related to supply chain restructuring included an asset impairment of $16.1 million. The charges incurred during the year ended December 31, 2022 were primarily associated with actions taken on supply chain restructuring and HRA integration activities. The charges incurred during the year ended December 31, 2021 were primarily associated with actions takes to streamline the organization.

Of the amount recorded during the year ended December 31, 2023, $21.4 million was related to our CSCI segment, due primarily to supply chain restructuring and HRA Pharma integration initiatives and $13.0 million was related to our CSCA segment, due primarily to supply chain restructuring. Of the amount recorded during the year ended December 31, 2022, $29.4 million was related to our CSCI segment, due primarily to supply chain restructuring and HRA integration initiatives, and $2.5 million was allocated to our CSCA segment, due primarily to actions taken to streamline the organization. For year ended December 31, 2021, $6.1 million related to our CSCI segment also due primarily to various integration initiatives and $7.9 million was allocated to our CSCA segment, due primarily to actions taken to streamline the organization. The remaining charges for all years were reported in our Unallocated segment. There were no other material restructuring programs in any of the periods presented.

All charges are recorded in restructuring expense on the Consolidated Financial Statements. The remaining $12.2 million liability for employee severance benefits is expected to be paid mostly within the next year.

NOTE 18 - INCOME TAXES

Pre-tax income (loss) and the (benefit) provision for income taxes from continuing operations are summarized as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Pre-tax income (loss):
Ireland	$72.3	$(212.8)	$341.9
United States	(23.8)	(38.2)	(35.3)
Other foreign	(56.9)	111.9	(47.9)
Total pre-tax income (loss)	(8.4)	(139.1)	258.7

Current provision (benefit) for income taxes:
Ireland	2.0	2.8	303.6
United States	18.2	(7.8)	14.9
Other foreign	56.6	30.8	81.3
Subtotal	76.8	25.8	399.8
Deferred provision (benefit) for income taxes:
Ireland	0.2	0.7	0.4
United States	(12.9)	(8.6)	3.3
Other foreign	(68.0)	(26.1)	(13.9)
Subtotal	(80.7)	(34.0)	(10.2)
Total provision for income taxes	$(3.9)	$(8.2)	$389.6

Perrigo Company plc - Item 8
Note 18

A reconciliation of the provision based on the Irish statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Provision at statutory rate	12.5%	12.5%	12.5%
Foreign rate differential	286.8	25.9	1.5
State income taxes, net of federal benefit	3.6	(0.3)	0.2
Provision to return	(67.6)	(0.5)	0.4
Tax credits	293.3	18.6	(19.6)
Change in tax law	(25.5)	0.7	1.5
Change in valuation allowance	(383.9)	(7.6)	17.1
Change in unrecognized taxes	654.7	4.4	116.5
Permanent differences	(723.3)	(42.3)	1.6
Legal entity restructuring	—	(4.6)	18.6
Taxes on unremitted earnings	4.7	(0.8)	0.2
Other	(8.1)	(0.1)	0.1
Effective income tax rate	47.2%	5.9%	150.6%

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) are presented on a total company basis as follows (in millions):

	Year Ended
Deferred income tax asset (liability):	December 31, 2023	December 31, 2022
Depreciation and amortization	$(475.9)	$(511.5)
Right of use assets	(44.4)	(52.6)
Unremitted earnings	(3.1)	(3.8)
Inventory basis differences	30.8	28.7
Accrued liabilities	26.3	26.5
Lease obligations	45.3	52.3
Share-based compensation	17.9	21.4
Federal benefit of unrecognized tax positions	18.7	18.7
Loss and credit carryforwards	438.3	360.8
R&D credit carryforwards	23.8	32.2
Capitalized R&D costs	31.2	17.5
Interest carryforwards	50.8	13.5
Other, net	44.7	29.7
Subtotal	$204.4	$33.4
Valuation allowance (1)	(440.9)	(394.5)
Net deferred income tax liability	$(236.5)	$(361.1)
(1) The movement in the valuation allowance balance differs from the amount in the effective tax rate reconciliation due to adjustments affecting balance sheet only items and foreign currency.

The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Assets	$25.8	7.1
Liabilities	(262.3)	(368.2)
Net deferred income tax liability	$(236.5)	(361.1)

The change in valuation allowance reducing deferred taxes was (in millions):

Perrigo Company plc - Item 8
Note 18

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Balance at beginning of period	$394.5	$450.7	$414.8
Change in assessment (1)	48.3	(14.8)	39.1
Current year operations, foreign currency and other	(1.9)	(41.4)	(3.2)
Balance at end of period	$440.9	$394.5	$450.7
(1) Includes increases in 2023 of $45 million related primarily to pre-acquisition net operating losses in our Elan US entity, reductions of $16.0 million in 2022 related primarily to projected utilization of capital losses and additions of $40.0 million in 2021 related primarily to our Latin American businesses.

We have credit carryforwards of $27.2 million and net operating loss carryforwards of $615.2 million which will expire at various times through 2043. The remaining credit carryforwards of $6.7 million, loss carryforwards of $1.4 billion, and interest carryforwards of $218.0 million have no expiration.

For the year ended December 31, 2023 we recorded a net increase in valuation allowances of $46.4 million comprised primarily of an increase of valuation allowance on certain operating losses being carried forward which are no longer realizable. For the year ended December 31, 2022 we recorded a net decrease in valuation allowances of $56.2 million, comprised primarily of a decrease in valuation allowance on deferred tax assets related to the divestiture of the Latin American businesses in 2022. For the year ended December 31, 2021 we recorded a net increase in valuation allowances of $35.9 million, comprised primarily of an increase of valuation allowance for deferred tax assets related to our Latin American businesses included as held for sale. Valuation allowances are determined based on management's assessment of its deferred tax assets that are more likely than not to be realized.

The ending deferred tax liability with respect to undistributed earnings of certain foreign subsidiaries is $3.1 million as of December 31, 2023.

As of December 31, 2023, the Company considered approximately $3.5 million of unremitted earnings of our foreign subsidiaries as indefinitely reinvested. The unrecognized deferred tax liability related to these earnings is estimated at approximately $0.4 million. However, this estimate could change based on the manner in which the outside basis differences associated with these earnings reverse.

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

	Year Ended
	December 31, 2023	December 31, 2022
Balance at beginning of period	$331.6	$347.2
Additions:
Positions related to the current year	9.8	9.2
Positions related to prior years	57.7	13.4
Reductions:
Settlements with taxing authorities	(50.4)	(20.2)
Lapse of statutes of limitation	(4.9)	—
Decrease in prior year positions	(104.9)	(17.1)
Cumulative translation adjustment	0.4	(0.9)
Balance at end of period	$239.3	$331.6

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $74.9 million, $85.8 million, and $105.1 million as of December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

If recognized, of the total liability for uncertain tax positions, including interest and penalties, $185.2 million, $217.0 million, and $240.1 million as of December 31, 2023, December 31, 2022, and December 31, 2021, respectively, would impact the effective tax rate in future periods.

Perrigo Company plc - Item 8
Note 18

Our major income tax jurisdictions are Ireland, the U.S., Belgium, France, Germany and the United Kingdom. We are routinely audited by the tax authorities in our major jurisdictions. We have substantially concluded all Ireland income tax matters through the year ended December 31, 2018 and all U.S. federal income tax matters through the year ended June 28, 2008. All significant matters in our remaining major tax jurisdictions have been concluded for tax years through 2018.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of December 31, 2023. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

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

A bench trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $113.3 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the OTC medication is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court’s decision. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a United States Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on nearly identical ANDA issues as we have before the court. On January 28, 2022, the IRS filed a Notice of Appeal with the United States Court of Appeals of the Third Circuit to appeal the United States Tax Court's decision in Mylan v. Comm'r. Briefing to the appellate court was completed during 2022, oral argument was held before the Third Circuit on January 12, 2023, and on July 27, 2023, the Third Circuit Court affirmed the decision of the Tax Court. On August 1, 2023, we filed a Notice of new Authority in our refund case in the Western District of Michigan alerting the court to the Third Circuit Court decision in Mylan v. Comm’r that ruled in favor of the taxpayer on nearly identical ANDA issues that we have before the court. On August

Perrigo Company plc - Item 8
Note 18

22, 2022, the parties filed a Notice of New Authority in the refund case alerting the court to a United States Court of Federal Claims decision in Actavis Laboratories v. United States that also ruled in favor of the taxpayer on the ANDA issues. The government appealed the Actavis Laboratories decision to the United States Court of Appeals for the Federal Circuit in December of 2022; briefing to the appellate court has been completed and the case is awaiting oral argument.

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report ("RAR") with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The 30-day letter proposed, among other modifications, transfer pricing adjustments in connection with the distribution of omeprazole in the aggregate amount of $141.6 million and ANDA-related adjustments in the aggregate amount of $21.9 million. The 30-day letter also set forth adjustments described in the next two paragraphs. We timely filed a protest to the 30-day letter for those additional adjustments but noting that due to the pending refund litigation described above, IRS Appeals would not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both carryforward issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not sustained, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, an adverse ruling on the omeprazole issue could have a material impact on subsequent periods, with additional tax liability in the range of $25.0 million to $124.0 million, not including interest and any applicable penalties.

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in certain intercompany debts owed by it to Perrigo Company plc. The debts were incurred in connection with the 2013 Elan merger transaction in 2013. On May 7, 2020, the IRS issued a NOPA capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate ("AFR") (a blended rate reduction of 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. The May 7, 2020 NOPA proposed a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a RAR, together with the 30-day letter, requiring our filing of a written protest to request IRS Appeals consideration. The protest was timely filed with the IRS on February 26, 2021. On January 20, 2022, the IRS responded to our protest with its rebuttal in which it revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rates and proposed revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS rebuttal was 4.36%, an increase from the blended interest rate in the RAR of 2.57% but lower than the stated blended interest rate of the loans of 6.8%. An IRS Appeals conference for the interest rate issue was held during March 7, 2023 through March 9, 2023. On May 5, 2023, we finalized an agreement with IRS Appeals resulting in settlement of the May 7, 2020 NOPA of $153.4 million of gross interest expense reduction for the 2014-2015 tax years. This implies a blended interest rate of 5.44%. In addition, based on the above agreement with IRS Appeals, we will apply similar adjustments for all remaining tax years through 2018. On December 20, 2023, the IRS Examination Team confirmed that the interest rates agreed with IRS Appeals for the 2014-2015 tax years will be applied to the future tax years through 2018. The tax payments relating to the settlement with IRS appeals is expected to be made during 2024, after receipt of a Notice of Assessment. In the second and fourth quarters of fiscal year 2023 we adjusted our previously established reserves related to this matter to account for the agreed reduction of the interest rates.

Perrigo Company plc - Item 8
Note 18

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

Internal Revenue Service Audit of Athena Neurosciences, LLC, a U.S. Subsidiary

On April 26, 2019, we received a revised NOPA from the IRS regarding transfer pricing positions related to the IRS audit of Athena Neurosciences, LLC ("Athena") for the years ended December 31, 2011, December 31, 2012, and December 31, 2013. The April 26, 2019, NOPA carried forward the IRS's theory from its 2017 draft NOPA that when Elan took over the future funding of Athena's in-process research and development after acquiring Athena in 1996, Elan should have paid a substantially higher royalty rate for the right to exploit Athena’s intellectual property in various developmental products, including the Multiple Sclerosis drug Tysabri, rather than rates based on transfer pricing documentation prepared by Elan's external tax advisors. The April 26, 2019, NOPA proposed a payment of $843.0 million, which represented additional tax based on imputing royalty income to Athena using a 24.7% royalty rate derived by the IRS and a 40.0% accuracy-related penalty. This amount excluded consideration of offsetting tax attributes and any potential interest that may be imposed. We strongly disagreed with the IRS' position. On December 22, 2016, we also received a NOPA for these years denying the deductibility of settlement costs incurred in 2011 by Athena's parent company Elan Pharmaceuticals, Inc. ("EPI") related to illegal marketing of Zonegran by EPI's employees in the United States raised in a Qui Tam action under the U.S. False Claims Act. We strongly disagreed with the IRS' position on this issue as well. Because we believed that any concession on these issues in Appeals would be contrary to our evaluation of the issues and to avoid double taxation of the same income in the United States and Ireland, we pursued our remedies under the Mutual Agreement Procedure ("MAP") of the U.S. - Ireland Income Tax Treaty to alleviate double taxation. On April 21 and 23, 2020, we filed requests for Competent Authority assistance with the IRS and Irish Revenue on the Tysabri royalty issue, and those MAP applications were accepted. On October 20, 2020, we amended our requests for Competent Authority assistance to include the Zonegran issue and these supplemental requests were also accepted.

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

Perrigo Company plc - Item 8
Note 18

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

In the United States, the Inflation Reduction Act of 2022 ("IR Act") created the corporate alternative minimum tax ("CAMT"), which imposes the 15% minimum tax on adjusted financial statement income of large corporations with average annual financial statement income exceeding $1 billion and effective for taxable years beginning after December 31, 2022. During 2023, U.S. Department of Treasury issued Notices 2023-20, 2023-64 and 2024-10, in addition to Notice 2023-7 that was issued on December 2022, to provide additional interim guidance to assist in determining whether the CAMT applies and how to compute the tax. We evaluated the IR Act, together with the Notices, and concluded it does not result in any material changes to our income tax reporting for the year ended December 31, 2023. We will continue to evaluate the effects of the CAMT on future accounting periods.

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. In particular, the OECD's Pillar Two initiative introduces a global per-country minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in many of the jurisdictions in which we operate. The legislation will be effective for our financial year beginning January 1, 2024. We are in scope of the enacted or substantively enacted legislation and have performed an assessment of our potential exposure to Pillar Two income taxes.

The assessment of the potential exposure to Pillar Two income taxes is based on the most recent tax filings, country-by-country reporting and financial statements for our constituent entities. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which we operate are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor reliefs do not apply and the Pillar Two effective tax rate is below 15%. We do not expect a material exposure to Pillar Two income taxes in those jurisdictions.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

At December 31, 2023, we had non-cancelable purchase obligations totaling $355.3 million consisting of contractual commitments to purchase materials and services to support operations. The majority of the obligations are expected to be paid within one year.

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of December 31, 2023, we have not recorded a loss reserve. If certain of these matters are

Perrigo Company plc - Item 8
Note 19
determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

While the Court has ordered that the class actions alleging "single drug" conspiracies involving Clobetasol will proceed on a more expedited basis (as a bellwether) than the other cases in MDL No. 2724, the classes voluntarily dismissed their claims against Perrigo relating to “single drug” conspiracies involving Clobetasol in May 2023. The Court also ordered that the State Attorney General Complaint (described below) will proceed as a bellwether case. The bellwether cases completed discovery during October 2023 under the schedule set by the Court, and motions for summary judgment will be due in August 2024. No trial dates have been set for any of the bellwether cases, or any of the other cases in the MDL.

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

Canadian Class Action Complaint

In June 2020, an end payor filed a class action in Ontario, Canada against Perrigo and 29 manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which were neither made nor sold by Perrigo's former Rx business. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo: Clobetasol, Desonide, Econazole, and Nystatin. In December 2020, Plaintiffs amended their complaint to add additional claims based on the State Attorney General Complaint of June 2020.

Hospitals Complaint

On June 30, 2023, a group of 150 hospitals filed a complaint against Perrigo and 35 manufacturers alleging a conspiracy to fix, raise, or stabilize prices of 228 products. Perrigo's former Rx business made and sold 30 of these products. Most of the product conspiracies allegedly involving Perrigo focus on products that are the same as the products involved in other MDL complaints naming Perrigo. This case was transferred to the MDL on September 15, 2023 for all pre-trial proceedings.

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

The parties took discovery from 2018 through 2020. After discovery ended, defendants filed motions for summary judgement and to exclude plaintiffs' experts, which were fully briefed. The case was then re-assigned to a new federal judge, who heard oral argument on the motions in April 2022. In July 2023 the court reassigned the case to another federal judge. On August 17, 2023, the court granted summary judgment to Ms. Brown on all claims and dismissed her from the case; the court granted summary judgment in part to Mr. Papa terminating the claim against him that he made false statements with respect to alleged collusive pricing at the Generic Rx business. The court did not grant summary judgment on statements made about the integration of Omega during 2015. As to the Company, the court held oral argument in mid-November 2023 and reserved ruling on the issue of possible Company liability for alleged collusive pricing; the parties and the Court also discussed aspects of defendants' challenges to the plaintiffs' experts. Thereafter, parties engaged in a court-ordered settlement conferences and the case remains ongoing against Perrigo. There can be no certainty that Perrigo will be successful in these further proceedings. We intend to defend the lawsuit vigorously.

In addition to the class action, the following opt-out cases have been filed against us, and in some cases, Mr. Papa and Ms. Brown. We intend to defend these lawsuits vigorously. These cases in the New Jersey federal court currently are stayed pending further developments in the Roofers' case (discussed above). These lawsuits, contain factual allegations and claims that are similar to some or all of the factual allegations and claims in the class actions:

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

In June 2020, three Highfields Capital entities filed a lawsuit in Massachusetts State Court with factual allegations that generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and alleged Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants’ filed their answers in January 2022 denying liability. This is the only opt out case that has not been stayed during the summary judgement proceedings in the New Jersey federal court. The discovery phase in this case is underway (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court). The Court held a discovery conference and approved fact discovery deadlines into May 2023 and later deadlines to complete expert discovery. Subsequently, the Court held a further conference in March 2023 and revised the schedule with fact discovery ending in October 2023 and expert discovery in May 2024. Subsequently, on November 1, 2023, the Court issued a further revised scheduling order that ends fact discovery in March 2024, ends expert discovery in August 2024, and a post-discovery court conference in September 2024. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 8
Note 19
other two cases filed in Israel were voluntarily dismissed, the plaintiff in this case agreed to stay this case pending the outcome of the Roofers’ Pension Fund case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our former CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in a securities class action case (for those who purchased on a U.S. exchange) in New York federal court in which the settlement received final approval in February 2022. The Baton case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. Since 2019, the court granted several requests by Perrigo to stay the proceedings pending the resolution of proceedings in the New York federal court. During 2022, the case was reassigned to a newly-appointed judge. After the settlement of the U.S. case in New York federal court, Perrigo's counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The parties then sought further stays of the case while they attempted mediation, which the Court granted. In April 2023, the parties reported to the Court that the mediation had led to a preliminary agreement on settlement. The parties submitted settlement papers to the Court on November 17, 2023. The Court set a deadline of early January 2024 for objections to the proposed class settlement; various papers were filed, and the Court ordered the parties to submit further briefing in February 2024. The Court set a hearing on the motion to certify the settlement for March 21, 2024.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of December 31, 2023, the Company has been named in approximately 115 individual lawsuits seeking compensatory and punitive damages. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2024 and 2025.

Ranitidine

After regulatory bodies announced worldwide that ranitidine may potentially contain N-nitrosodimethylamine ("NDMA"), the Company promptly began testing its externally-sourced ranitidine API and ranitidine-based products. On October 8, 2019, the Company halted shipments of the product based upon preliminary results and on October 23, 2019, the Company made the decision to conduct a voluntary retail market withdrawal.

In February 2020, the resulting actions involving Zantac® and other ranitidine products were transferred for coordinated pretrial proceedings to a Multi-District Litigation ("MDL") (In re Zantac®/Ranitidine Products Liability Litigation, MDL No. 2924) in the U.S. District Court for the Southern District of Florida. The Company successfully moved to dismiss the first set of Master Complaints in the MDL, which the Court granted without prejudice.

After the filing of Amended Complaints, on June 30, 2021, the Court then dismissed all claims against the retail and distributor defendants with prejudice and on July 8, 2021, the Court dismissed all claims against the Company with prejudice. Appeals of these dismissal orders to the U.S. Court of Appeals for the 11th Circuit have been filed, as well as several state level claims related to the theories advanced in the MDL litigation. The Company will continue to vigorously defend each of these lawsuits. In December 2022 the Court granted in full the brand defendants' Daubert motions, finding no scientific causation, and in turn granted summary judgment dismissing the actions with prejudice. The Court later ruled that it was appropriate to apply the same standards to the retail and distributor defendants as well as the generic defendants, and the Court thereby ruled that its Daubert decision applied equally to these defendants as well. Appeals of these orders have been filed to the 11th Circuit.

Perrigo Company plc - Item 8
Note 19
Excepting the MDL due to the nature of the multiple dismissals as described above, as of December 31, 2023, the Company has been named in approximately 195 personal injury lawsuits, primarily in the state courts of California and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. The Company believes that it has strong defenses to such claims based on a significant body of scientific evidence, and pursuant to the doctrine of federal preemption. As noted above, the Company has won multiple motions to dismiss in the MDL, most recently in Illinois where the Circuit Court granted in full the Company's motions to dismiss based on federal preemption, as well as additional state court actions in California and Maryland. The Company has also been dismissed from additional state court actions in Ohio, New York and New Jersey.

The Company, along with other manufacturers has also been named in a Complaint brought by the New Mexico Attorney General based on nuisance and negligence theories. The Company's motions to dismiss the action were denied. The Company will continue to vigorously defend this lawsuit.

Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

Acetaminophen

In October 2022, the Judicial Panel on Multidistrict Litigation consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The acetaminophen MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL have asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. As of December 31, 2023, the Company has not been named as a defendant in any Complaints filed in the MDL. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability. On December 18, 2023, the Court granted in full defendants' motions to exclude testimony of Plaintiffs’ expert witnesses, finding Plaintiff presented no credible evidence of scientific causation between acetaminophen and ASD or ADHD. The Court has ordered plaintiffs to show cause as to why summary judgment should not be granted in favor of defendants. Currently, it is not possible to assess reliably the outcome of these cases or any potential future financial impact on the Company.

Phenylephrine

In September 2023, the FDA’s Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine (PE) containing products as a nasal decongestant. While the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits have been filed asserting various economic injury claims to consumers. On December 6, 2023, a number of the pending PE actions filed in various federal courts were consolidated into a multi-district litigation ("MDL") (In re: Oral Phenylephrine Marketing and Sales Practices Litigation, MDL No. 3089), pending before the U.S. District Court for the Eastern District of New York. A smaller group of putative class action lawsuits alleging various PE products also were mislabeled as “Maximum Strength” were excluded from the consolidation, and are currently pending in the Northern District of Illinois. Several individual arbitrations have also been threatened or filed with the American Arbitration Association with similar efficacy allegations.

At this time, the MDL proceedings are in the early stages. Currently, it is not possible to assess reliably the outcome of these cases or any potential future financial impact on the Company. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At December 31, 2023, the loss accrual for litigation contingencies reflected on the

Perrigo Company plc - Item 8
Note 19
balance sheet in Other accrued liabilities was $66.9 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of $28.7 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 (the "2015 Policy") and December 2016 (the "2016 Policy"), respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The policy for the period beginning December 2014 (the "2014 Policy") is currently providing coverage for those matters. However, if the insurers were successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenges aspects of coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020, and for the counterclaims brought in the Omega arbitration proceedings. Perrigo responded on November 1, 2021; Perrigo’s defense and counterclaim included its position that the 2015 Policy and 2016 Policy also provide coverage for the underlying securities litigation matters and sought a ruling to that effect. The discovery stage of the case occurred in 2022, and a bench trial was held in mid-November 2023. In January 2024, the Court issued an opinion rejecting the insurers' position that Perrigo's insurance coverage is limited to the 2014 Policy, and finding that Perrigo is also entitled to coverage under the 2014 Policy, 2015 Policy and 2016 Policy. The insurers have 28 days after the order is finalized to seek an appeal of the Court's January 2024 decision.

Perrigo Company plc - Item 8
Note 20

NOTE 20 - SEGMENT AND GEOGRAPHIC INFORMATION

Below is a summary of our results by reporting segment (in millions):

	CSCA	CSCI	Held for sale (1)	Unallocated	Total
Year Ended December 31, 2023
Net sales	$2,962.3	$1,693.3	$—	$—	$4,655.6
Operating income (loss)	$389.6	$(35.2)	$—	$(202.5)	$151.9
Operating income %	13.2%	(2.1)%	—%	—%	3.3%
Total assets	$4,952.9	$5,856.2	$—	$—	$10,809.1
Capital expenditures	$66.4	$35.3	$—	$—	$101.7
Property, plant and equipment, net	$762.8	$153.6	$—	$—	$916.4
Depreciation/amortization	$133.2	$226.3	$—	$—	$359.5

Year Ended December 31, 2022
Net sales	$2,925.9	$1,525.7	$—	$—	$4,451.6
Operating income (loss)	$366.1	$(30.0)	$—	$(257.2)	$78.9
Operating income %	12.5%	(2.0)%	—%	—%	1.8%
Total assets	$5,134.1	$5,883.2	$—	$—	$11,017.3
Capital expenditures	$68.1	$26.2	$—	$—	$94.3
Property, plant and equipment, net	$772.0	$154.3	$—	$—	$926.3
Depreciation/amortization	$123.3	$215.3	$—	$—	$338.6

Year Ended December 31, 2021
Net sales	$2,693.1	$1,445.6	$—	$—	$4,138.7
Operating income (loss)	$206.5	$36.1	$—	$167.8	$410.4
Operating income %	7.7%	2.5%	—%	—%	9.9%
Total assets	$5,983.8	$4,425.8	$16.1	$—	$10,425.7
Capital expenditures	$112.0	$24.0	$—	$—	$136.0
Property, plant and equipment, net	$706.9	$157.2	$—	$—	$864.1
Depreciation/amortization	$117.0	$179.8	$—	$—	$296.8
(1) Held for sale represented Latin American businesses as of December 31, 2021.

The net book value of property, plant and equipment, net by location was as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
U.S.	$720.0	$725.2
Europe(1)	184.9	188.4
All other countries	11.5	12.7
	$916.4	$926.3

(1) Includes Ireland property, plant and equipment, net of $0.2 million and $0.1 million, for the years ended December 31, 2023 and December 31, 2022, respectively.

Sales to Walmart as a percentage of Consolidated Net sales (reported primarily in CSCA) were as follows:

Year Ended
December 31, 2023	December 31, 2022	December 31, 2021
11.8%	12.5%	14.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Perrigo Company plc - Item 9A

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023. Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2023 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2023.

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

ITEM 9B.    OTHER INFORMATION

On February 21, 2024, the Company and Patrick Lockwood-Taylor entered into Amendment No. 2 to Employment Agreement (the “Amendment”). The Amendment modified Mr. Lockwood-Taylor’s AIP target bonus opportunity for 2024 from 120% of annual base salary to 40% of annual base salary. In consideration thereof, Mr. Lockwood-Taylor would receive an RSU grant under the LTIP in 2025 equal to two times the actual AIP bonus awarded for 2024 performance, plus 10% (the “RSU Grant”). The RSU Grant would be in addition to any annual award under the LTIP and would vest in two equal installments on the first and second anniversary of the grant date.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

See Part I, Additional Item of this Form 10-K under the heading "Information About our Executive Officers."

Other information required by this item is incorporated by reference to the Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), which will be filed no later than 120 days after December 31, 2023, under the headings: "Election of Directors"; "Audit Committee"; "Delinquent Section 16(a) Reports"; and "Corporate Governance".

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2023, under the headings: "Executive Compensation", "Talent &

Compensation Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2023, under the headings: "Ownership of Perrigo Ordinary Shares". Information concerning equity compensation plans is incorporated by reference to the 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2023, under the heading "Equity Compensation Plan Information".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2023, under the headings: "Certain Relationships and Related-Party Transactions" and "Corporate Governance".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2023, under the heading: "Ratification, in a Non-Binding Advisory Vote, of the Appointment of Ernst & Young LLP as Independent Auditor of the Company and Authorization, in a Binding Vote, of the Board of Directors, Acting Through the Audit Committee, to Fix the Remuneration of the Auditor".

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

Perrigo Company plc - Item 15
Exhibits

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

4.13
Form of Global Note representing the 2026 Notes (included in Supplemental Indenture No. 2, dated as of March 10, 2016, among Perrigo Finance Unlimited Company, the Company and Wells Fargo Bank, National Association, as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016) (File No. 001-36353).

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

10.2†
Amendment No. 1 and Incremental Assumption Agreement to Credit Agreement, dated December 15, 2023, among Perrigo Investments, LLC, as borrower, Perrigo Company plc, as parent, the Guarantors, the Incremental Term B Lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2023) (File No. 001-36353).

10.3
Stock and Asset Purchase Agreement, by and between the Company and Vestas Pharma LLC, dated as of March 1, 2021 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021) (File No. 001-36353).

10.4
Amendment to Stock and Asset Purchase Agreement, by and between Perrigo Company plc and Padagis LLC, dated as of July 6, 2021 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 12, 2021).

10.5*
Amended and Restated Perrigo Company plc Annual Incentive Plan, dated August 2, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023) (File No. 001-36353).

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

10.12*	Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.13*	Amendment No. 1 to Perrigo Company plc 2019 Long Term Incentive Plan (incorporated by reference from Annex A to the Company’s Definitive Proxy Statement filed on March 24, 2022.) (File No. 001-36353).

10.14*
Amendment No. 2 to the Perrigo Company plc 2019 Long-Term Incentive Plan, dated August 2, 2023 (incorporated by Reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023) (File No. 001-36353).

10.15*
Amendment No. 3 to the Perrigo Company plc 2019 Long-Term Incentive Plan, dated November 1, 2023 (incorporated by Reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023) (File No. 001-36353).

10.16*
Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2021 incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 28, 2023) (File No. 001-36353).

10.17*
Perrigo Company plc Change in Control Severance Policy for U.S. Employees, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.18*
Perrigo Company plc U.S. Severance Policy, as amended and restated effective February 13, 2019 (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.19*
Perrigo Company Employee Severance Programme - Ireland, as amended and restated effective November 1, 2022 incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2023 ) (File No. 001-36353).

10.20*
Forms of Grant Agreement under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2014) (File No. 333-190859).

10.21*
Forms of Amendment to Nonqualified Stock Option Agreements under Perrigo Company plc's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2017) (File No. 001-36353).

10.22*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.23*
Forms of Nonqualified Stock Option Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

10.24*
Forms of Service-Based Restricted Stock Unit Award Agreements under the Company’s Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2018) (File No. 001-36353).

10.25*
Forms of Service-Based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.26*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 1, 2018) (File No. 001-36353).

10.27*
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

10.29*
Forms of Performance-based Restricted Stock Unit Award Agreements under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.30*	Form of Perrigo Company plc Director Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.31*	Form of Perrigo Company plc Officer Indemnity Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.32*	Form of Perrigo Company Indemnity Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.33*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.34*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.35*
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

10.37*
Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.62 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.38*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.63 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.39*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.40*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.41*
Forms of Performance-based Restricted Stock Unit Award Agreements under Perrigo Company plc’s 2013 Long-Term Incentive Plan incorporated by reference from Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.42*
Forms of OI Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023) (File No. 001-36353).

10.43*
Forms of rTSR Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.44*	Forms of Service-based Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023) (File No. 001-36353).

10.45*
Forms of Performance-Based and Service-Based Restricted Stock Unit Award Agreements for Murray Kessler (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023) (File No. 001-36353).

10.46*
Form of Restricted Stock Unit Award Agreement (Performance Based) under the Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 on Form 8-K filed on June 8, 2023) (File No. 001-36353).

10.47*
Form of Restricted Stock Unit Award Agreement (Service Based) under the Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 on Form 8-K filed on June 8, 2023) (File No. 001-36353).

10.48*
Management Agreement, effective as of January 1, 2020 by and between Perrigo Holding NV and Svend Andersen (incorporated by reference from Exhibit 10.80 to the Company’s Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.49*
Letter Agreement between the Company and Eduardo Bezerra, dated May 6, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2022) (File No. 001-36353).

10.50*
Employment Agreement, effective as of June 30, 2023, by and between Perrigo Company and Patrick Lockwood-Taylor. (incorporated by reference from Exhibit 10.1 on Form 8-K filed on June 8, 2023) File No. 001-36353).

10.51*
Amendment No. 1 to Employment Agreement by and between the Company and Patrick Lockwood-Taylor, effective as of September 28, 2023 (incorporated by Reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023) (File No. 001-36353).

10.52*	Amendment No. 2 to Employment Agreement by and between the Company and Patrick Lockwood-Taylor, effective as of February 21, 2024 (filed herewith).
10.53	Separation Agreement between the Company and James Dillard III, executed November 14, 2023 (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

22	List of Guarantor Subsidiaries (filed herewith).

23	Consent of Ernst & Young LLP (filed herewith).

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications (filed herewith).

32	Section 1350 Certifications (filed herewith).

97	Perrigo's Clawback Policy (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101.INS).

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

Perrigo Company plc - Item 15
Exhibits

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on February 27, 2024.

PERRIGO COMPANY PLC

By:	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Patrick Lockwood-Taylor, Eduardo Bezerra, and Kyle L. Hanson and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2023 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2023 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2024.

Signature	Title

/s/ Patrick Lockwood-Taylor	Chief Executive Officer and President
Patrick Lockwood-Taylor	(Principal Executive Officer)

/s/ Eduardo Bezerra	Chief Financial Officer
Eduardo Bezerra	(Principal Accounting and Financial Officer)

/s/ Orlando D. Ashford	Chairman of the Board
Orlando D. Ashford

/s/ Bradley A. Alford	Director
Bradley A. Alford

/s/ Katherine Doyle	Director
Katherine Doyle

/s/ Adriana Karaboutis	Director
Adriana Karaboutis

/s/ Jeffrey B. Kindler	Director
Jeffrey B. Kindler

/s/ Erica L. Mann	Director
Erica L. Mann

/s/ Albert A. Manzone	Director
Albert A. Manzone

/s/ Donal O'Connor	Director
Donal O'Connor

/s/ Geoffrey M. Parker	Director
Geoffrey M. Parker

/s/ Julia Brown	Director
Julia Brown