Form 10-Q
period 2024-03-30
PERRIGO Co plc
filed 2024-05-07
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2024

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

As of May 3, 2024, there were 136,320,433 ordinary shares outstanding.

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: supply chain impacts on the Company’s business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business; future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding the Company’s ability to obtain and maintain its regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of the coronavirus (COVID-19) pandemic and its variants, or other epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; the consummation and success of the proposed sale of the HRA Rare Diseases portfolio, including the risk that the parties fail to obtain the required regulatory approvals or to fulfill the other conditions to closing on the expected timeframe or at all, the occurrence of any other event, change or circumstance that could delay the transaction or result in the termination of the sale agreement or that the Company faces higher than anticipated costs in connection with the proposed sale; the risk that potential costs or liabilities incurred or retained in connection with the sale of the Company's Rx business may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company’s ability to achieve the benefits expected from the acquisitions of Héra SAS ("HRA Pharma") and Nestlé’s Gateway infant formula plant along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway") and/or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisitions; risks associated with the integration of HRA Pharma and Gateway, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including the Company’s ability to achieve the expected benefits from its ongoing restructuring programs described herein. Adverse results with respect to pending litigation could have a material adverse impact on the Company's operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2023, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$1,082.1	$1,181.7
Cost of sales	724.4	767.9
Gross profit	357.7	413.8

Operating expenses
Distribution	24.9	28.6
Research and development	29.0	31.1
Selling	150.3	167.9
Administration	130.4	135.0
Restructuring	44.3	3.4
Other operating expense (income), net	34.0	(0.7)
Total operating expenses	412.9	365.3

Operating (loss) income	(55.2)	48.5

Interest expense, net	43.0	43.7
Other (income) expense, net	0.4	0.5
Income (loss) from continuing operations before income taxes	(98.6)	4.3
Income tax (benefit) expense	(102.7)	5.4
Income (loss) from continuing operations	4.1	(1.1)
Income (loss) from discontinued operations, net of tax	(2.1)	(1.9)
Net income (loss)	$2.0	$(3.0)

Earnings (loss) per share
Basic
Continuing operations	$0.03	$(0.01)
Discontinued operations	(0.02)	(0.01)
Basic earnings (loss) per share	$0.01	$(0.02)
Diluted
Continuing operations	$0.03	$(0.01)
Discontinued operations	(0.02)	(0.01)
Diluted earnings (loss) per share	$0.01	$(0.02)

Weighted-average shares outstanding
Basic	136.6	134.9
Diluted	137.6	134.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income (loss)	$2.0	$(3.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(58.3)	52.7
Change in fair value of derivative financial instruments, net of tax	10.9	(31.5)
Change in post-retirement and pension liability, net of tax	(1.0)	(0.5)
Other comprehensive income (loss), net of tax	(48.4)	20.7
Comprehensive income (loss)	$(46.4)	$17.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 30, 2024	December 31, 2023
Assets
Cash, cash equivalents and restricted cash	$658.5	$751.3
Accounts receivable, net of allowance for credit losses of $8.1 and $7.8, respectively	780.0	739.6
Inventories	1,121.3	1,140.9
Prepaid expenses and other current assets	246.6	201.1
Total current assets	2,806.4	2,832.9
Property, plant and equipment, net	911.4	916.4
Operating lease assets	176.7	183.6
Goodwill and indefinite-lived intangible assets	3,498.1	3,534.4
Definite-lived intangible assets, net	2,870.3	2,980.8
Deferred income taxes	28.0	25.8
Other non-current assets	349.4	335.2
Total non-current assets	7,833.9	7,976.2
Total assets	$10,640.3	$10,809.1
Liabilities and Shareholders’ Equity
Accounts payable	$453.7	$477.7
Payroll and related taxes	114.4	127.0
Accrued customer programs	179.1	163.5
Other accrued liabilities	359.0	335.4
Accrued income taxes	7.7	42.1
Current indebtedness	440.6	440.6
Total current liabilities	1,554.5	1,586.3
Long-term debt, less current portion	3,624.9	3,632.8
Deferred income taxes	247.7	262.3
Other non-current liabilities	526.2	559.8
Total non-current liabilities	4,398.8	4,454.9
Total liabilities	5,953.3	6,041.2
Contingencies - Refer to Note 15
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,803.0	6,837.5
Accumulated other comprehensive income	(37.7)	10.7
Retained earnings (accumulated deficit)	(2,078.3)	(2,080.3)
Total shareholders’ equity	4,687.0	4,767.9
Total liabilities and shareholders' equity	$10,640.3	$10,809.1

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	136.3	135.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2022	134.7	$6,936.7	$(27.0)	$(2,067.6)	$4,842.1
Net loss	—	—	—	(3.0)	(3.0)
Other comprehensive loss	—	—	20.7	—	20.7
Restricted stock plan	1.0	—	—	—	—
Compensation for restricted stock	—	24.9	—	—	24.9
Cash dividends, $0.26 per share	—	(36.2)	—	—	(36.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(14.6)	—	—	(14.6)
Balance at April 1, 2023	135.3	$6,910.8	$(6.3)	$(2,070.6)	$4,833.9

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2023	135.5	$6,837.5	$10.7	$(2,080.3)	$4,767.9
Net income	—	—	—	2.0	2.0
Other comprehensive income	—	—	(48.4)	—	(48.4)
Compensation for restricted stock	1.2	15.6	—	—	15.6
Cash dividends, $0.27 per share	—	(37.6)	—	—	(37.6)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(12.5)	—	—	(12.5)
Balance at March 30, 2024	136.3	$6,803.0	$(37.7)	$(2,078.3)	$4,687.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash Flows From (For) Operating Activities
Net income (loss)	$2.0	$(3.0)
Adjustments to derive cash flows:
Depreciation and amortization	81.4	88.7
Restructuring charges	44.3	3.4
Share-based compensation	15.6	24.9
Amortization of debt discount	0.4	0.7
Gain on sale of assets	—	(3.9)
Deferred income taxes	(11.0)	(9.9)
Other non-cash adjustments, net	(7.4)	6.4
Subtotal	125.3	107.3
Increase (decrease) in cash due to:
Accrued income taxes	(81.6)	2.5
Accounts receivable	(51.9)	(39.8)
Payroll and related taxes	(51.6)	(34.3)
Accounts payable	(16.7)	(29.8)
Prepaid expenses and other current assets	(1.7)	17.1
Inventories	10.6	(28.6)
Accrued customer programs	18.2	6.8
Accrued liabilities	30.6	8.0
Other operating, net	17.4	10.2
Subtotal	(126.7)	(87.9)
Net cash (for) from operating activities	(1.4)	19.4
Cash Flows From (For) Investing Activities
Additions to property, plant and equipment	(25.1)	(23.2)
Proceeds from sale of assets	—	1.8
Proceeds from royalty rights	1.6	1.8
Net cash for investing activities	(23.5)	(19.6)
Cash Flows For Financing Activities
Cash dividends	(37.6)	(36.2)
Payments on long-term debt	(9.8)	(5.9)
Other financing, net	(13.0)	(8.6)
Net cash for financing activities	(60.4)	(50.7)
Effect of exchange rate changes on cash and cash equivalents	(7.5)	3.2
Net decrease in cash and cash equivalents	(92.8)	(47.7)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	751.3	600.7
Cash, cash equivalents and restricted cash of continuing operations, end of period	$658.5	$553.0

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

We are a leading provider of over-the-counter ("OTC") health and wellness solutions that are designed to enhance individual well-being and empower consumers to proactively prevent or treat conditions that can be self-managed. Our vision is to provide the best self-care for everyone. We are headquartered in Ireland and sell our products primarily in North America and Europe as well as in other markets around the world.

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements have been included and include our accounts and accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Some amounts in this report may not add due to rounding.

Segment Reporting

Our reporting and operating segments are as follows:

•Consumer Self-Care Americas ("CSCA") comprises our consumer self-care business in the U.S. and Canada.

•Consumer Self-Care International ("CSCI") comprises our consumer self-care business outside of the U.S. and Canada, primarily in Europe and Australia.

We previously had an Rx segment which was comprised of our generic prescription pharmaceuticals business in the U.S., and other pharmaceuticals and diagnostic business in Israel, which have been divested. Following the divestiture, there were no substantial assets or operations left in this segment. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report (refer to Note 3).

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

We have $7.0 million of restricted cash as of March 30, 2024 and December 31, 2023 in the Condensed Consolidated Balance Sheets. We entered into an agreement to extend a credit line to an existing customer in exchange for a cash security deposit. The agreement requires the cash to be held in a separate account and will be returned to the customer at the expiration of the agreement provided all credits have been paid as agreed.

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

	Three Months Ended
	March 30, 2024	April 1, 2023
Balance at beginning of period	$7.8	$6.8
Provision for credit losses, net	0.3	—
Receivables written-off	—	(0.3)
Recoveries collected	0.1	—
Currency translation adjustment	(0.1)	0.6
Balance at end of period	$8.1	$7.1

Perrigo Company plc - Item 1
Note 2

NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
CSCA(1)
Upper Respiratory	$130.3	$153.7
Digestive Health	122.2	124.0
Nutrition	90.6	138.5
Pain and Sleep-Aids	82.6	103.4
Healthy Lifestyle	71.3	73.4
Oral Care	64.7	83.3
Skin Care	49.6	69.8
Women's Health	27.2	12.3
Vitamins, Minerals, and Supplements ("VMS")	4.2	4.5
Other CSCA(2)	1.4	0.8
Total CSCA	$644.1	$763.7
CSCI
Skin Care	$114.7	$83.4
Upper Respiratory	69.1	84.8
Healthy Lifestyle	64.6	66.4
Pain and Sleep-Aids	51.4	49.9
VMS	44.6	47.8
Women's Health	32.0	29.1
Oral Care	28.7	29.1
Digestive Health	9.5	8.8
Other CSCI(3)	23.3	18.8
Total CSCI	437.9	418.1
Total net sales	$1,082.1	$1,181.7

(1) We updated our global reporting product categories as a result of legacy Rx sales being moved out of Other CSCA and into respective categories. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.
(2) Consists primarily of product sales and royalty income related to supply and distribution agreements and other miscellaneous or otherwise uncategorized product lines and markets, none of which is greater than 10% of the segment net sales.
(3) Consists primarily of our Rare Diseases business and other miscellaneous or otherwise uncategorized product lines and other adjustments, none of which is greater than 10% of the segment net sales.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized over time. Customer contracts recognized over time exist predominately in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $72.2 million for the three months ended March 30, 2024, and $90.0 million for the three months ended April 1, 2023.

We also recognize a portion of the store brand OTC product revenues in the CSCA segment on an over time basis; however, the timing difference between over time and point in time revenue recognition for store brand contracts is not significant due to the short time period between the customization of the product and shipment or delivery.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	March 30, 2024	December 31, 2023
Short-term contract assets	Prepaid expenses and other current assets	$25.7	$28.5

Perrigo Company plc - Item 1
Note 2

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
U.S.	$632.3	$750.0
Europe(2)	419.7	407.3
All other countries(3)	30.1	24.4
Total net sales	$1,082.1	$1,181.7
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $4.3 million for the three months ended March 30, 2024, and $7.3 million for the three months ended April 1, 2023.
(3) Includes net sales generated primarily in Australia and Canada.

NOTE 3 - DISCONTINUED OPERATIONS

Our discontinued operations primarily consist of our former Rx segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “Rx business”).

On July 6, 2021, we completed the sale of the Rx business to Altaris Capital Partners, LLC ("Altaris") for aggregate consideration of $1.55 billion. The consideration included a $53.3 million reimbursement related to Abbreviated New Drug Application (“ANDA") for a generic topical lotion which Altaris delivered in cash to Perrigo pursuant to the terms of the definitive agreement during the first quarter of 2022.

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

In connection with the sale, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 15 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris' obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. We have not requested payments from Altaris related to the indemnity of these liabilities during the three months ended March 30, 2024.

Current and prior period reported net loss from discontinued operations primarily relates to legal fees, partially offset by an income tax benefit.

NOTE 4 - INVENTORIES

Major components of inventory were as follows (in millions):

	March 30, 2024	December 31, 2023
Finished goods	$642.7	$646.8
Work in process	236.0	241.9
Raw materials	242.6	252.2
Total inventories	$1,121.3	$1,140.9

Perrigo Company plc - Item 1
Note 5

NOTE 5 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	March 30, 2024	December 31, 2023
Fair value method	Prepaid expenses and other current assets	$—	$0.1
Fair value method(1)	Other non-current assets	$1.1	$1.3
Equity method	Other non-current assets	$59.5	$60.1
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense recognized in earnings of our equity securities (in millions):

		Three Months Ended
Measurement Category	Income Statement Location	March 30, 2024	April 1, 2023
Fair value method	Other operating expense (income), net	$0.1	$0.1
Equity method	Other operating expense (income), net	$0.6	$0.7

NOTE 6 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	March 30, 2024	December 31, 2023
Operating	Operating lease assets	$176.7	$183.6
Finance	Other non-current assets	13.4	13.7
Total		$190.1	$197.3

Liabilities	Balance Sheet Location	March 30, 2024	December 31, 2023
Current
Operating	Other accrued liabilities	$26.6	$27.5
Finance	Current indebtedness	1.9	1.9
Non-Current
Operating	Other non-current liabilities	152.5	159.6
Finance	Long-term debt, less current portion	13.0	13.2
Total		$194.0	$202.2

Perrigo Company plc - Item 1
Note 6

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	March 30, 2024	December 31, 2023	March 30, 2024	December 31, 2023
CSCA	$77.3	$79.3	$12.7	$12.8
CSCI	42.0	44.7	0.2	0.3
Unallocated	57.4	59.6	0.5	0.6
Total	$176.7	$183.6	$13.4	$13.7

	Liabilities
	Operating		Financing
	March 30, 2024	December 31, 2023	March 30, 2024	December 31, 2023
CSCA	$79.2	$81.6	$14.1	$14.2
CSCI	45.5	47.8	0.2	0.3
Unallocated	54.4	57.7	0.6	0.6
Total	$179.1	$187.1	$14.9	$15.1

Lease expense was as follows (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating leases(1)	$11.6	$12.0

Finance leases
Amortization	$0.6	$1.1
Interest	0.1	0.1
Total finance leases	$0.7	$1.2
(1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of March 30, 2024 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2024	$24.3	$1.8	$26.1
2025	30.3	1.9	32.2
2026	24.4	1.6	26.0
2027	22.6	1.6	24.2
2028	16.5	1.6	18.1
After 2028	88.9	9.0	97.9
Total lease payments	$207.0	$17.5	$224.5
Less: Interest	27.9	2.6	30.5
Present value of lease liabilities	$179.1	$14.9	$194.0

Perrigo Company plc - Item 1
Note 6

Our weighted average lease terms and discount rates are as follows:

	March 30, 2024	April 1, 2023
Weighted-average remaining lease term (in years)
Operating leases	9.72	10.85
Finance leases	9.43	9.49
Weighted-average discount rate
Operating leases	3.3%	2.5%
Finance leases	3.5%	3.0%

Our lease cash flow classifications are as follows (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8.5	$9.0
Operating cash flows for finance leases	$0.1	$0.1
Financing cash flows for finance leases	$0.5	$1.0

Leased assets obtained in exchange for new finance lease liabilities	$0.3	$—
Leased assets obtained in exchange for new operating lease liabilities	$1.7	$1.4

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2023	Currency translation adjustments	March 30, 2024
CSCA(1)	$2,080.9	$(1.7)	$2,079.2
CSCI(2)	1,448.2	(34.5)	1,413.7
Total goodwill	$3,529.1	$(36.2)	$3,492.9
(1) We had accumulated goodwill impairments of $6.1 million as of March 30, 2024 and December 31, 2023.
(2) We had accumulated goodwill impairments of $968.4 million as of March 30, 2024 and December 31, 2023.

Perrigo Company plc - Item 1
Note 7

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	March 30, 2024		December 31, 2023
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:(1)
Trademarks, trade names, and brands	$3.3	$—	$3.4	$—
In-process research and development	1.9	—	1.9	—
Total indefinite-lived intangibles	$5.2	$—	$5.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$88.7	$56.3	$90.8	$57.5
Developed product technology, formulations, and product rights	528.2	243.9	534.0	238.4
Customer relationships and distribution networks	1,840.7	1,112.8	1,868.1	1,108.9
Trademarks, trade names, and brands	2,453.3	627.6	2,502.0	609.3
Non-compete agreements	2.1	2.1	2.1	2.1
Total definite-lived intangibles	$4,913.0	$2,042.7	$4,997.0	$2,016.2
Total intangible assets	$4,918.2	$2,042.7	$5,002.3	$2,016.2
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

We recorded amortization expense of $58.4 million and $65.4 million for the three months ended March 30, 2024 and April 1, 2023, respectively.

NOTE 8 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	March 30, 2024			December 31, 2023
Measured at fair value on a recurring basis:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment securities	$—	$—	$—	$0.1	$—	$—
Foreign currency forward contracts	—	1.9	—	—	0.6	—
Interest rate swap agreements	—	49.2	—	—	30.5	—
Total assets	$—	$51.1	$—	$0.1	$31.1	$—
Liabilities:
Cross-currency swap	$—	$130.5	$—	$—	$172.0	$—
Foreign currency forward contracts	—	2.6	—	—	2.7	—
Interest rate swap agreements	—	4.7	—	—	11.7	—
Total liabilities	$—	$137.8	$—	$—	$186.4	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$118.9
Total assets	$—	$—	$—	$—	$—	$118.9
(1) During the year ended December 31, 2023, goodwill within our Rare Diseases reporting unit with a carrying value of $208.9 million was written down to a fair value of $118.9 million.

There were no transfers within Level 3 fair value measurements during the three months ended March 30, 2024 or the year ended December 31, 2023.

Perrigo Company plc - Item 1
Note 8

Non-recurring Fair Value Measurements

Non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	March 30, 2024	December 31, 2023
Public Bonds	Level 1	Level 1
Carrying value (excluding discount)	$2,244.4	$2,244.4
Fair value	$2,083.8	$2,062.2

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

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

In April 2022, to economically hedge the interest rate risk of the Senior Secured Credit Facilities (as defined in Note 10), we entered into five variable-to-fixed interest rate swap agreements. Three of the interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term Loan B Facility (as defined in Note 10). The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2029, on notional balances that decline from $1.0 billion to $812.5 million over the term. The other two interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term Loan A Facility (as defined in Note 10). The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2027, on notional balances that decline from $487.5 million to $387.5 million over the term.

In December 2023, to economically hedge the interest rate risk of the Term B Loans (as defined in Note 10), we entered into four variable-to-fixed interest rate swap agreements. The interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term B Loans (as defined in Note 10). The interest rate swaps cover an interest period from December 15, 2023 through April 20, 2029, on notional balances that decline from $300 million to $229 million over the term.

As a designated cash flow hedge, gains and losses will be deferred in AOCI and recognized within Interest expense, net when interest is paid on the Senior Secured Credit Facilities.

Cross-currency Swaps

In October 2022, we entered into three fixed-for-fixed cross currency interest rate swaps at market rates and designated the instruments as net investment hedges on our investment in European operations. The following are the terms and notional amounts outstanding:

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

Perrigo Company plc - Item 1
Note 9

•$300 million notional amount outstanding from November 21, 2023 through April 20, 2027.

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	March 30, 2024	December 31, 2023
British Pound (GBP)	$128.9	$72.4
Swedish Krona (SEK)	68.4	36.5
European Euro (EUR)	66.8	79.9
Danish Krone (DKK)	54.4	5.9
United States Dollar (USD)	52.4	22.1
Canadian Dollar (CAD)	38.1	7.1
Chinese Yuan (CNH)	24.2	14.1
Polish Zloty (PLZ)	18.9	3.8
Norwegian Krone (NOK)	4.2	4.4
Hungarian Forint (HUF)	3.7	3.9
Other (1)	3.2	3.5
Total	$463.2	$253.6
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

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	March 30, 2024	December 31, 2023
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.5	$—
Foreign currency forward contracts	Other non-current assets	0.3	0.4
Interest rate swap agreements	Other non-current assets	49.2	30.5
Total designated derivative assets		$51.0	$30.9
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.1	$0.2
Total non-designated derivative assets		$0.1	$0.2
Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$1.8	$—
Cross-currency swap	Other accrued liabilities	59.0	75.1
Cross-currency swap	Other non-current liabilities	71.5	96.9
Interest rate swap agreements	Other non-current liabilities	4.7	11.7
Total designated derivative liabilities		$137.0	$183.7
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$0.8	$2.7

Perrigo Company plc - Item 1
Note 9

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended
Non-Designated Derivatives	Income Statement Location	March 30, 2024	April 1, 2023
Foreign currency forward contracts	Other (income) expense, net	$(2.1)	$(1.2)
	Interest expense, net	—	(0.6)
		$(2.1)	$(1.8)

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

	Gain/(Loss)
		Reclassified from AOCI into Earnings		Related to Amounts Excluded from Effectiveness Testing
	Amount Recorded in OCI(1)	Classification	Amount(2)	Classification	Amount Recognized in Earnings on Derivatives
Three Months Ended March 30, 2024
Cash flow hedges
Interest rate swap agreements	$33.5	Interest expense, net	$7.8	Interest expense, net	$—
Foreign currency forward contracts	$0.9	Net sales	$0.1	Net sales	$(0.3)
		Cost of sales	$—	Cost of sales	$(0.2)
				Other (income) expense, net	$—
Total Cash flow hedges	$34.4		$7.9		$(0.5)
Net investment hedges
Cross-currency swap	$48.9			Interest expense, net	$7.3

Three Months Ended April 1, 2023
Cash flow hedges
Interest rate swap agreements	$24.9	Interest expense, net	$2.9	Interest expense, net	$—
Foreign currency forward contracts	$(6.7)	Net sales	0.4	Net sales	$—
		Cost of sales	(0.2)	Cost of sales	$—
				Other (income) expense, net	$0.1
Total Cash flow hedges	$18.2		$3.1		$0.1
Net investment hedges
Cross-currency swap	$(23.7)			Interest expense, net	$(6.5)
(1) Net income of $23.7 million is expected to be reclassified out of AOCI into earnings during the next 12 months
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 12.

Perrigo Company plc - Item 1
Note 9

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended March 30, 2024
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,082.1	$724.4	$43.0	$0.4

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.1	$—	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.3)	$(0.2)	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$7.8	$—

Three Months Ended April 1, 2023
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,181.7	$767.9	$43.7	$0.5

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.4	$(0.2)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$—	$—	$—	$0.1
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$2.9	$—

Perrigo Company plc - Item 1
Note 10

NOTE 10 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

		March 30, 2024	December 31, 2023
Term loans
Term A Loans due April 20, 2027(1)		$465.6	$471.9
Term B Loans due April 20, 2029(1)		1,382.7	1,386.2
Total term loans		$1,848.3	$1,858.1
Notes and Bonds
Coupon	Due
3.900%	December 15, 2024	$400.0	$400.0
4.375%	March 15, 2026	700.0	700.0
4.650%	June 15, 2030(2)	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,244.4	2,244.4
Other financing		14.6	14.8
Unamortized premium (discount), net		(17.0)	(17.8)
Deferred financing fees		(24.8)	(26.1)
Total borrowings outstanding		4,065.5	4,073.4
Current indebtedness		(440.6)	(440.6)
Total long-term debt less current portion		$3,624.9	$3,632.8
(1)    Discussed below collectively as the "Senior Secured Credit Facilities"

(2)     The coupon rate noted above is as of March 30, 2024. This will increase from 4.650% to 4.900% on payments starting after June 15, 2024, following a credit rating downgrade by S&P global in the first quarter of 2024. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

Credit Agreements

On April 20, 2022, we and our indirect wholly owned subsidiary, Perrigo Investments, LLC, (the "Borrower") entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the “Revolver”), (ii) a $500.0 million five-year Term Loan A facility (the “Term Loan A Facility” and the Term A Loans thereunder, the "Term A Loans"), and (iii) a $1.1 billion seven-year Term Loan B facility (the “Term Loan B Facility” and the Term B Loans thereunder borrowed on April 20, 2022, the "2022 Term B Loans” and, together with the Revolver and Term Loan A Facility, the "Senior Secured Credit Facilities"), pursuant to a Term Loan and Revolving Credit Agreement (the "Credit Agreement").

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

Perrigo Company plc - Item 1
Note 10

The Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender, by us, and certain of our direct and indirect wholly-owned subsidiaries organized in the United States, Ireland, Belgium and England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries”). Additionally, the Borrower and the Guarantor Subsidiaries provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, the Company and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.650% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company, a wholly-owned subsidiary.

We are subject to financial covenants in the Senior Secured Credit Facilities. The agreements contain financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the Revolver and the Term Loan A Facility. If we consummate certain qualifying acquisitions during the term of the loan, the maximum first lien secured net leverage ratio covenant would increase to 3.25 to 1.00 for such quarter and the three following fiscal quarters thereafter.

During the three months ended March 30, 2024, principal repayments of $6.3 million and $3.5 million were made on the Term Loan A Facility and Term Loan B Facility, respectively.

There were no borrowings outstanding under the Revolver as of March 30, 2024 or December 31, 2023, respectively.

We are in compliance with all the covenants under our debt agreements as of March 30, 2024.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the overdraft facilities as of March 30, 2024 or December 31, 2023.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 6).

NOTE 11 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Numerator:
Income (loss) from continuing operations	$4.1	$(1.1)
Income (loss) from discontinued operations, net of tax	(2.1)	(1.9)
Net income (loss)	$2.0	$(3.0)
Denominator:
Weighted average shares outstanding for basic EPS	136.6	134.9
Dilutive effect of share-based awards	1.0	—
Weighted average shares outstanding for diluted EPS (1)	137.6	134.9
(1) In the period of a net loss from continuing operations, diluted shares equal basic shares.

Perrigo Company plc - Item 1
Note 11

Shareholders' Equity

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three months ended March 30, 2024 or April 1, 2023.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2023	$17.1	$(4.0)	$(2.4)	$10.7
OCI before reclassifications	18.5	(58.3)	(1.0)	(40.8)
Amounts reclassified from AOCI	(7.6)	—	—	(7.6)
Other comprehensive income (loss)	$10.9	$(58.3)	$(1.0)	$(48.4)
Balance at March 30, 2024	$28.0	$(62.3)	$(3.4)	$(37.7)
For additional details about the effect of the amounts reclassified from AOCI refer to Note 9.

NOTE 13 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, asset impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	March 30, 2024
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$0.7	$6.8	$2.9	$1.8	$12.2
Additional charges	2.6	0.1	41.4	0.2	44.3
Payments	(2.4)	(0.3)	(6.9)	(1.1)	(10.7)
Non-cash adjustments	—	—	(4.8)	—	(4.8)
Ending balance	$0.9	$6.6	$32.6	$0.9	$41.0

	Three Months Ended
	April 1, 2023
	Supply Chain Reinvention	HRA Pharma Integration	Other Initiatives	Total
Beginning balance	$2.2	$13.3	$4.3	$19.8
Additional charges	2.6	0.8	—	3.4
Payments	(4.4)	(2.6)	(1.0)	(8.0)
Non-cash adjustments	—	0.3	0.1	0.4
Ending balance	$0.4	$11.8	$3.4	$15.6

The charges incurred during the three months ended March 30, 2024 and April 1, 2023 were primarily associated with actions taken on supply chain restructuring, Project Energize and HRA Pharma integration activities.

Of the amount recorded during the three months ended March 30, 2024, $15.5 million was related to our CSCI segment and $16.5 million related to our CSCA segment, and $12.3 million was related to our Unallocated segment. For all segments, amounts were due primarily to Project Energize. Of the amount recorded during the three months ended April 1, 2023, $0.9 million was related to our CSCI segment, and $1.2 million was related to our CSCA

Perrigo Company plc - Item 1
Note 13

segment, and $1.3 million was related to our Unallocated segment. For all segments, amounts were due primarily to supply chain restructuring.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $41.0 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year.

NOTE 14 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended
March 30, 2024	April 1, 2023
104.2%	123.8%

The effective tax rate on the pre-tax loss for the three months ended March 30, 2024 was largely impacted by the year-to-date losses recognized in the various tax jurisdictions as well as the impacts of accounting for income taxes in interim reporting periods. As a result, a significant variation in the customary relationship between income tax expense and pre-tax book income may occur. Due to the net impact of planned inter-company intellectual property sales, estimated worldwide non-deductible expenses, as well as establishing a partial valuation allowance in the United.States, we are projecting an income tax expense for the full year ended December 31, 2024, which results in an unusually high annual effective tax rate when applied to the forecasted pre-tax income for the year.

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. In particular, the OECD’s Pillar Two initiative introduces a global per-country minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in many of the jurisdictions in which we operate. The legislation is effective for our financial year beginning January 1, 2024. We are in scope of the enacted or substantively enacted legislation and have performed an assessment of our potential exposure to Pillar Two income taxes.

The assessment of the potential exposure to Pillar Two income taxes is based on the most recent tax filings, country-by-country reporting and financial statements for our constituent entities. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which we operate are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor reliefs do not apply, and the Pillar Two effective tax rate is below 15%. We do not expect a material exposure to Pillar Two income taxes in those jurisdictions.

Internal Revenue Service Audits of Perrigo Company, a U.S. Subsidiary

Perrigo Company, our U.S. subsidiary ("Perrigo U.S."), is engaged in a series of tax disputes in the U.S. relating primarily to transfer pricing adjustments including income in connection with the purchase, distribution, and sale of store-brand OTC pharmaceutical products in the United States, including the heartburn medication omeprazole. On August 27, 2014, we received a statutory notice of deficiency from the Internal Revenue Service ("IRS") relating to our fiscal tax years ended June 27, 2009, and June 26, 2010 (the “2009 tax year” and “2010 tax year”, respectively). On April 20, 2017, we received a statutory notice of deficiency from the IRS for the years ended June 25, 2011 and June 30, 2012 (the “2011 tax year” and “2012 tax year”, respectively). Specifically, both statutory notices proposed adjustments related to the offshore reporting of profits on sales of omeprazole in the United States resulting from the assignment of an omeprazole distribution contract to an Israeli affiliate. In addition to the transfer pricing adjustments, which applied to all four tax years, the statutory notice of deficiency for the 2011 and 2012 tax years included adjustments requiring the capitalization and amortization of certain legal expenses that were deducted when paid or incurred in defending against certain patent infringement lawsuits related to Abbreviated New Drug Applications ("ANDAs") filed with a Paragraph IV Certification.

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

Perrigo Company plc - Item 1
Note 14

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

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in certain intercompany debts owed by it to Perrigo Company plc. The debts were incurred in connection with the 2013 Elan merger transaction in 2013. On May 7, 2020, the IRS issued a Notice of Proposed Adjustment ("NOPA") capping the interest rate on the debts for U.S. federal tax purposes at 130.0% of the Applicable Federal Rate ("AFR") (a blended rate reduction of 4.0% per annum) on the stated ground that the loans were not negotiated on an arms-length basis. The May 7, 2020 NOPA proposed a reduction in gross interest expense of approximately $414.7 million for tax years 2014 and 2015. On January 13, 2021, we received a RAR, together with the 30-day letter, requiring our filing of a written protest to request IRS Appeals consideration. The protest was timely filed with the IRS on February 26, 2021. On January 20,

Perrigo Company plc - Item 1
Note 14

2022, the IRS responded to our protest with its rebuttal in which it revised its position on this interest rate issue by reasserting that implicit parental support considerations are necessary to determine the arm's length interest rates and proposed revised interest rates that are higher than the interest rates proposed under its 130.0% of AFR assertion. The blended interest rate proposed by the IRS rebuttal was 4.36%, an increase from the blended interest rate in the RAR of 2.57% but lower than the stated blended interest rate of the loans of 6.8%. An IRS Appeals conference for the interest rate issue was held during March 7, 2023 through March 9, 2023. On May 5, 2023, we finalized an agreement with IRS Appeals resulting in settlement of the May 7, 2020 NOPA of $153.4 million of gross interest expense reduction for the 2014-2015 tax years. This implies a blended interest rate of 5.44%. In addition, based on the above agreement with IRS Appeals, we will apply similar adjustments for all remaining tax years through 2018. On December 20, 2023, the IRS Examination Team confirmed that the interest rates agreed with IRS Appeals for the 2014-2015 tax years will be applied to the future tax years through 2018. In the second and fourth quarters of fiscal year 2023 we adjusted our previously established reserves related to this matter to account for the agreed reduction of the interest rates. On March 28, 2024, we received a Notice of Assessment and on April 10, 2024, subsequent to the quarter end, we made the settlement payment.

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019.

Internal Revenue Service Audit of Athena Neurosciences, Inc., a U.S. Subsidiary

On December 22, 2016, we received a NOPA for the year ended December 31, 2011, denying the deductibility of settlement costs incurred in 2011 by Athena's parent company Elan Pharmaceuticals, Inc. ("EPI") related to illegal marketing of Zonegran by EPI's employees in the United States raised in a Qui Tam action under the U.S. False Claims Act. We strongly disagreed with the IRS' position on this issue. Because we believed that any concession on this issue in Appeals would be contrary to our evaluation of the issue and to avoid double taxation of the same income in the United States and Ireland, we pursued our remedies under the Mutual Agreement Procedure ("MAP") of the U.S.-Ireland Income Tax Treaty to alleviate double taxation. On October 20, 2020, we requested Competent Authority assistance and the request was accepted. This issue remains pending in the MAP and is being considered by the U.S. and Irish Competent Authorities.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of March 30, 2024. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

Perrigo Company plc - Item 1
Note 15

NOTE 15 - CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of March 30, 2024, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits Related to the Company's Former Rx Business

Beginning in 2016, the Company, along with other manufacturers, was named as a defendant in lawsuits in the United States and Canada generally alleging anticompetitive conduct with respect to the sale of generic drugs by the Company’s former Rx business. The complaints – which have been filed by putative classes of direct purchasers, end payors, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties – allege a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for various generic drugs in violation of federal and state antitrust and consumer protection laws. While most of the class complaints involve alleged single-drug conspiracies, the three putative classes and many of the opt out plaintiffs have each filed an over-arching conspiracy complaint alleging that Perrigo and other manufacturers (and some individuals) entered into an “overarching conspiracy” that involved allocating customers, rigging bids, and raising, maintaining, and fixing prices for various products. The vast majority of the lawsuits described in this paragraph have been consolidated in the In re Generic Pharmaceuticals Pricing Antitrust Litigation multidistrict litigation ("MDL") MDL No. 2724 (United States District Court for Eastern District of Pennsylvania).

The Court has designated three sets of cases to proceed as "bellwethers," meaning that they will proceed on a more expedited basis than the other cases in the MDL. Those cases are (a) class actions alleging "single drug" conspiracies involving Clobetasol and Clomipramine; and (b) the third Complaint filed by the State Attorneys General alleging an overarching conspiracy concerning various topical products (described below). Perrigo was initially named as a defendant in the Clobetasol class bellwether cases, but the classes voluntarily dismissed their claims against Perrigo relating to “single drug” conspiracies involving Clobetasol in May 2023. Discovery closed in the bellwether cases on October 2, 2023. Summary judgment motions in the State bellwether case are due September 23, 2024. No trial dates have been set for any of the bellwether cases, or any of the other cases in the MDL.

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 generic pharmaceutical manufacturers, and certain individuals (including two former Perrigo employees), alleging an overarching conspiracy to allocate customers and/or fix, raise, or stabilize prices of eighty products. This case is included among the “bellwether cases” designated to follow the expedited schedule described above. On April 19, 2024, this case was remanded from the MDL and transferred to the District of Connecticut. No trial date has been set for this case.

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

Perrigo Company plc - Item 1
Note 15

Hospitals Complaint

On June 30, 2023, a group of 150 hospitals filed a complaint against Perrigo and 35 other generic drug manufacturers alleging a conspiracy to fix, raise, or stabilize prices of 228 products. Perrigo's former Rx business made and sold 33 of these products. Most of the product conspiracies allegedly involving Perrigo focus on products that are the same as the products involved in other MDL complaints naming Perrigo. This case was transferred to the MDL on September 15, 2023 for all pre-trial proceedings.

At this stage, we cannot reasonably estimate the outcome of the liability if any, associated with the claims listed above. We intend to defend each of these lawsuits vigorously.

Self-Insured Employer Complaint

On April 4, 2024, nine corporate employers with self-insured health and benefit plans filed a complaint against Perrigo and 35 other generic drug manufacturers alleging a conspiracy to fix, raise, or stabilize prices of scores of generic drug products, most of which were neither made nor sold by Perrigo. The allegations in this complaint, and the products at issue, parallel the allegations in other complaints in the MDL. This case is in the process of being transferred into the MDL for pretrial proceedings.

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

On November 14, 2019, the court granted the lead plaintiffs’ motion and certified three classes for the case: (i) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on a U.S. exchange and were

Perrigo Company plc - Item 1
Note 15

damaged thereby; (ii) all those who purchased shares between April 21, 2015 through May 2, 2017 inclusive on the Tel Aviv exchange and were damaged thereby; and (iii) all those who owned shares as of November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (whether or not a person tendered shares in response to the Mylan tender offer) (the "tender offer class"). Plaintiffs' counsels sent notices during 2020 to the alleged classes.

The parties took discovery from 2018 through 2020. After discovery ended, defendants filed motions for summary judgement and to exclude plaintiffs' experts, which were fully briefed. On August 17, 2023, the court granted summary judgment to Ms. Brown on all claims and dismissed her from the case; the court granted summary judgment in part to Mr. Papa terminating the claim against him that he made false statements with respect to alleged collusive pricing at the Generic Rx business. The court did not grant summary judgment on statements made about the integration of Omega during 2015. Thereafter, parties engaged in court-ordered settlement conferences.

On April 5, 2024, the class plaintiffs filed papers seeking Court approval of a settlement between the alleged classes and the defendants for $97 million. Perrigo and the remaining individual defendant agreed to the proposed settlement without any concession of liability or wrongdoing. Because this is a settlement of a class action lawsuit, Court oversight and approval is required. On April 23, 2024, the Court issued an Order of Preliminary Approval of the proposed settlement. A hearing on final approval of the proposed settlement is set for September 5, 2024. If the Court issues a Final Approval Judgment and Order after the final approval hearing, the case will be settled and terminated as to Perrigo, its co-defendant, and other individuals who previously had been named as defendants. We recorded an additional loss provision of $34 million during the quarter as a result of the pending settlement. The expense is presented within Other operating expense (income), net on the Condensed Consolidated Statements of Operations for the three months ended March 30, 2024.

In addition to the class action, the following opt-out cases have been filed against us, and in some cases, Mr. Papa and Ms. Brown. We intend to defend these lawsuits vigorously. These cases in the New Jersey federal court currently are stayed pending further developments in the Roofers' case (discussed above). We anticipate that one or more of the opt-out plaintiffs will take a position that the settlement of the Roofer’s case does not have any direct effect on the opt out cases discussed below. The following lawsuits contain factual allegations and claims that are similar to some or all of the factual allegations and claims in the class actions, but involve different evidence, expert witnesses, and theories of liability:

Perrigo Company plc - Item 1
Note 15

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

In June 2020, three Highfields Capital entities filed a lawsuit in Massachusetts State Court with factual allegations that generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and alleged Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants filed their answers in January 2022 denying liability. This is the only opt out case that has not been stayed during the summary judgment proceedings in the New Jersey federal court. The fact discovery phase in this case ended in March 2024 and expert discovery is underway (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court). The Court's current scheduling order provides for the end of expert discovery in August 2024, and a post-discovery court conference in September 2024. We intend to defend the lawsuit vigorously.

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

Perrigo Company plc - Item 1
Note 15

the outcome of the Roofers’ Pension Fund case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our former CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in a securities class action case (for those who purchased on a U.S. exchange) in New York federal court in which the settlement received final approval in February 2022. The Baton case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. Since 2019, the court granted several requests by Perrigo to stay the proceedings pending the resolution of proceedings in the New York federal court. During 2022, the case was reassigned to a newly-appointed judge. After the settlement of the U.S. case in New York federal court, Perrigo's counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The parties then sought further stays of the case while they attempted mediation, which the Court granted. In April 2023, the parties reported to the Court that the mediation had led to a preliminary agreement on settlement. The parties submitted settlement papers to the Court on November 17, 2023. The Court set a deadline of early January 2024 for objections to the proposed class settlement, and a hearing on the motion to certify the settlement is scheduled for May 15, 2024.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of March 30, 2024, the Company has been named in approximately 110 individual lawsuits seeking compensatory and punitive damages. The Company has several defenses and intends to aggressively defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2024 and 2025.

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

Excepting the MDL due to the nature of the multiple dismissals as described above, as of March 30, 2024, the Company has been named in approximately 190 personal injury lawsuits, primarily in the state courts of California

Perrigo Company plc - Item 1
Note 15

and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. The Company believes that it has strong defenses to such claims based on a significant body of scientific evidence, and pursuant to the doctrine of federal preemption. As noted above, the Company has won multiple motions to dismiss in the MDL, most recently in Illinois where the Circuit Court granted in full the Company's motions to dismiss based on federal preemption, as well as additional state court actions in California and Maryland. The Company has also been dismissed from additional state court actions in Ohio, New York and New Jersey.

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

Acetaminophen

In October 2022, the Judicial Panel on Multidistrict Litigation consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The acetaminophen MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL have asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. As of March 30, 2024, the Company has not been named as a defendant in any Complaints filed in the MDL. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability. On December 18, 2023, the Court granted in full defendants' motions to exclude testimony of Plaintiffs' general causation expert witnesses, finding Plaintiffs presented no credible evidence of scientific causation between prenatal ingestion of acetaminophen and ASD or ADHD in children. Final judgment has been entered as to the majority of pending cases with an appeal to proceed in the Second Circuit. A small minority of cases have been exempted from the Court’s dismissal, and will be evaluated through a similar process as the larger majority later this year to determine if they can withstand scientific causation through a new expert. Currently, it is not possible to assess reliably the outcome of these cases or any potential future financial impact on the Company.

Phenylephrine

In September 2023, the FDA’s Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine (PE) containing products as a nasal decongestant. While the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits have been filed asserting various economic injury claims to consumers. On December 6, 2023, a number of the pending PE actions filed in various federal courts were consolidated into a multi-district litigation ("MDL") (In re: Oral Phenylephrine Marketing and Sales Practices Litigation, MDL No. 3089), pending before the U.S. District Court for the Eastern District of New York. A smaller group of putative class-action lawsuits alleging various PE products also were mislabeled as "Maximum Strength" were initially excluded from the consolidation, but have recently been joined to the MDL. Several individual arbitrations have also been threatened or filed with the American Arbitration Association with similar efficacy allegations.

At this time, the MDL proceedings are in the early stages. Currently, it is not possible to assess reliably the outcome of these cases or any potential future financial impact on the Company. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent

Perrigo Company plc - Item 1
Note 15

uncertainties of litigation. At March 30, 2024, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was $100.9 million. The Company also recorded an insurance recovery receivable reflected on the balance sheet in Prepaid expenses and other current assets of $25.5 million related to these litigation contingencies because it believes such amount is recoverable based on communications with its insurers to date; however, the Company may erode this insurance receivable as it incurs defense costs associated with defending the matters. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates or that all of the final costs related to these contingencies will be covered by insurance. (See "Insurance Coverage Litigation," below.) In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 (the "2015 Policy" and December 2016 (the "2016 Policy"), respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The policy for the period beginning December 2014 (the "2014 Policy") is currently providing coverage for those matters. However, if the insurers were successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenges aspects of coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020, and for the counterclaims brought in the Omega arbitration proceedings. Perrigo responded on November 1, 2021; Perrigo’s defense and counterclaim included its position that the 2015 Policy and 2016 Policy also provide coverage for the underlying securities litigation matters and sought a ruling to that effect. The discovery stage of the case occurred in 2022, and a bench trial was held in mid-November 2023. In January 2024, the Court issued an opinion rejecting the insurers' position that Perrigo's insurance coverage is limited to the 2014 Policy. The Court held an additional hearing in April 2024 to hear the parties' submissions concerning under which of the 2014, 2015, and 2016 Policies Perrigo is entitled to coverage. Insurers now claim the cover is limited to the 2015 Policy year. The insurers have 28 days after the order is finalized to seek an appeal of the Court's January 2024 decision.

NOTE 16 - SEGMENT INFORMATION

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	March 30, 2024	December 31, 2023
CSCA	$4,902.7	$4,952.9
CSCI	5,737.6	5,856.2
Total	$10,640.3	$10,809.1

	Three Months Ended
	March 30, 2024			April 1, 2023
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$644.1	$15.7	$14.6	$763.7	$83.2	$13.9
CSCI	437.9	26.5	43.8	418.1	21.3	51.5
Unallocated	—	(97.4)	—	—	(56.0)	—
Continuing Operations Total	$1,082.1	$(55.2)	$58.4	$1,181.7	$48.5	$65.4

Perrigo Company plc - Item 2
Note 16

NOTE 17 - SUBSEQUENT EVENTS

Divestitures

On April 25, 2024, we announced a binding offer to sell our HRA Pharma Rare Diseases business ("Rare Disease") to Esteve Healthcare, S.L. ("ESTEVE") for total consideration of up to €275 million, consisting of an upfront cash payment of €190 million and up to €85 million in potential earnout payments based on the Rare Diseases business achieving certain sales milestones. Following an information and consultation process with HRA Pharma Works Council in France, Perrigo would be able to exercise the put option granted by ESTEVE and enter into a definitive agreement with ESTEVE for the sale of the Rare Diseases business. The transaction is expected to close during the third quarter of 2024.

The criteria for reporting our Rare Disease disposal group as held for sale were met after the balance sheet date, and therefore we classified the business as held and used as of March 30, 2024. The total carrying amounts of our Rare Disease Business assets and liabilities that will be disposed, excluding cash, were approximately $325.6 million and $57.2 million, respectively, as of March 30, 2024. After considering estimates for the fair value of the contingent milestones and the remaining costs to sell, we expect to recognize an impairment loss between $20 and $30 million resulting from the measurement as held for sale during the second quarter of 2024.

Perrigo Company plc - Item 2
Executive Overview

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis ("MD&A") is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes found in Item I included in this Form 10-Q, and our Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2023 Form 10-K and Part II. Item 1A of this Form 10-Q.

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

Perrigo provides access to trusted self-care products that can be procured without the need to visit a doctor for a prescription. Guided by our vision and purpose, our strategic goal is to create a sustainable and value accretive growth engine by 1) delivering consumer preferred brands and innovation, 2) driving category growth with our customers, 3) powering our business with our world-class quality and supply chain, including a focus on sustainability with meaningful goals to reduce greenhouse gas emissions, water, and waste, in addition to improving the recyclability of our packaging, and 4) evolving our global organization to a single operating model. Our unique competency is to deliver a blended-branded business model of branded, value and store brand product offerings that provide consumers access to self-care products across the value spectrum.

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe with no one product representing more than 3% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, nutrition and women's health, along with brands including Opill® and Merderma®. In Europe, our portfolio consists primarily of brands, including Compeed®, EllaOne®, Solpadeine®, and ACO®.

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

Perrigo Company plc - Item 2
Executive Overview

We previously had an Rx segment comprised of our generic prescription pharmaceuticals business in the U.S. and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report. See Item 1. Note 3 for more information.

Recent Highlights

•On February 27, 2024, we launched Project Energize - a global investment and efficiency program to drive the next evolution of capabilities and organizational agility.

•During the first quarter, we launched Opill®, the first-ever over-the-counter oral contraceptive in the U.S., at more than 65,000 retail stores nationwide.

•On April 25, 2024, we announced a binding offer to sell our HRA Pharma Rare Diseases business ("Rare Disease") to Esteve Healthcare, S.L. ("ESTEVE") for total consideration of up to €275 million, consisting of an upfront cash payment of €190 million and up to €85 million in potential earnout payments based on the Rare Diseases business achieving certain sales milestones.

•On May 7, 2024, we announced that Svend Andersen, Executive Vice President and President, CSCI, intends to retire from the Company in December of this year. Roberto Khoury, a strong leader with more than 20 years of experience cultivating successful branded consumer products and pan-European brands, will be appointed to lead the business.

Supply Chain Reinvention Program

In 2022, we initiated our Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply chain. Through this initiative, we are reducing portfolio complexity, investing in advanced planning capabilities, diversifying sourcing, and optimizing our manufacturing assets and distribution models. We have identified a total annual run-rate potential savings opportunity by the end of fiscal year 2028 of between an estimated $200 million to $300 million per year (not including related depreciation expense on capital investments) if all facets of the Program are successfully implemented and executed. To obtain these potential benefits, we anticipate incurring aggregate costs of between $350 million to $570 million by the end of fiscal year 2028 to complete the program implementation, including capital investments, restructuring expenses, and implementation costs. A significant portion of the annual run-rate potential savings of the Program, between $150 million to $200 million per year (not including related depreciation expense on capital investments), are anticipated by the end of fiscal year 2025, along with associated potential spend of between $300 million and $450 million. Refer to Item 1. Note 13 for further details on restructuring charges.

Project Energize

Perrigo has successfully transformed into a pure-play consumer self-care company and is now embarking on the next stage of its self-care journey - evolving to One Perrigo. This evolution will create sustainable, value accretive growth through a blended-branded business model that better positions the Company to win in self-care.

As part of the Company's sustainable, value accretive growth strategy, the Company launched Project Energize - a global investment and efficiency program to drive the next evolution of capabilities and organizational agility. This three-year program is expected to produce significant benefits in the Company’s long-term business performance by enabling our One Perrigo growth strategy, increasing organizational agility and mitigating impacts from stabilizing and strengthening the infant formula business.

Project Energize was initiated in the first quarter of 2024, subject to local law and consultation requirements, and is expected to deliver an annualized pre-tax savings in the range of $140 million to $170 million by 2026. The Company expects to reinvest approximately $40 million to $60 million of these savings to drive its blended-branded business model. Restructuring and related charges associated with these actions are estimated to be in the range of $140 million to $160 million, including $20 million to $40 million in investments to enhance capabilities, and are

Perrigo Company plc - Item 2
Executive Overview

expected to be substantially incurred by the end of 2026. Restructuring activities as part of Project Energize are expected to result in the net reduction of approximately 6% of total Perrigo roles. To date, Project Energize has achieved approximately $17 million in savings.

Market Factors and Trends

Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including impacts from rising inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest and legislative and regulatory changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.

Our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

Inflationary Costs and Supply Chain

As the war in Ukraine continues, supply chain disruptions in specific categories such as oil, agricultural and paper based commodities continue to lead to inflationary pressures in those respective areas. Additionally, we experienced employment vacancies and attrition as the labor market negatively impacted productivity and drove the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have begun to substantially offset inflationary pressures, and the global freight constraints in availability of freight containers and truck drivers has normalized. However, future supply chain disruptions and inflationary pressures from the continuation of the war in Ukraine and the more recent events from the war in Israel are uncertain.

Infant Formula

As part of its efforts to prevent supply interruptions and risk of Cronobacter spp. illnesses associated with powdered infant formula, in March 2023, the FDA released an “Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market” and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula. In response to those changes, we made considerable investments in all our infant formula manufacturing sites, including enhanced cleaning and sanitation protocols, enhancements to our environmental monitoring programs and additional quality personnel. These changes resulted in higher costs and lower manufacturing output and production yields across our infant formula network.

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

The Company also bolstered its internal resources and brought in additional outside expertise to help revise, enhance and strengthen comprehensive standards and processes across our infant formula network, including in some instances, pausing production for comprehensive cleaning and infrastructure improvements. Currently, any planned large-scale manufacturing plant resets have been completed, and we are progressing the next phase of our quality enhancements.

This next phase of enhancements includes further protocol, process and procedural improvements at the site level, and we are making additional investments to upgrade infrastructure. We do not expect these continuing improvements to result in extended shutdowns beyond normal maintenance activities.

Perrigo Company plc - Item 2
Executive Overview

We have incurred and expect to incur certain extraordinary non-recurring costs associated with the evolving U.S. infant formula regulatory landscape, including consulting and legal fees relating to the Company’s responses to the FDA and the development and institution of new protocols across our infant formula manufacturing sites, as well as other costs relating to the extended cleaning and sanitization and the pausing and restarting of production. Cash costs in 2024 to achieve this remediation plan are estimated at $35 to $45 million. We also expect higher ongoing operating costs at our infant formula manufacturing sites moving forward as we continue to implement our enhanced program with additional internal capabilities. Due to these costs and the unabsorbed overhead and depressed sales volumes resulting from these actions, infant formula results in 2024 are expected to be below 2023 levels.

War in Ukraine

The invasion of Ukraine by Russia and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine have negatively impacted our results from operations in the region. We currently have 67 employees working in our Ukraine subsidiary. We do not have a subsidiary or employees in Russia. We have no manufacturing facilities in either Russia or Ukraine and we previously sold products into Russia entirely through distributors. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. Future impacts are difficult to predict due to the high level of uncertainty related to the war's duration, evolution and resolution. If the conflict spreads or materially escalates, or economic conditions deteriorate, the impact on our business and results of operations could be material.

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

Foreign Exchange

We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. Significant exchange rate fluctuations, especially in the Euro or the British Pound Sterling, have had, and could continue to have, a significant impact on our net sales, net earnings and cash flows.

RESULTS OF OPERATIONS

Currency Translation

Any currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three months ended March 30, 2024 at the average exchange rates for the reporting period and average exchange rates for the three months ended April 1, 2023.

Perrigo Company plc - Item 2
Consolidated

CONSOLIDATED FINANCIAL RESULTS

	Three Months Ended
(in millions, except percentages)	March 30, 2024	April 1, 2023
Net sales	$1,082.1	$1,181.7
Gross profit	$357.7	$413.8
Gross profit %	33.1%	35.0%
Operating income	$(55.2)	$48.5
Operating income %	(5.1)%	4.1%

Net sales decreased $99.6 million, or 8.4%, due primarily to:
•$81.4 million decrease, or 7.0%, due primarily to lower net sales in U.S. Nutrition driven by actions to augment and strengthen the infant formula network and purposeful SKU prioritization actions to enhance margins as part of the Company's Supply Chain Reinvention Program across most product categories. These factors were partially offset by strategic pricing actions and new products. The primary product category drivers are the previously discussed issues relating to infant formula in Nutrition, and lower sales in Upper Respiratory and Oral Care from lost distribution, partially offset by growth in Women's Health and Skincare; and
•$15.3 million decrease from exited product lines.

Operating income decreased $103.7 million, or 213.8%, due primarily to:

•$56.1 million decrease in gross profit driven by lower manufacturing productivity within U.S. Nutrition driven by actions to augment and strengthen the infant formula network, lower volume, and higher cost of goods sold inflation primarily in CSCI, partially offset by strategic pricing actions, higher margin new products and savings achieved through our restructuring programs. Gross profit as a percentage of net sales decreased 190 basis points compared to the prior year due to the same factors that drove gross profit partially offset by benefits from purposeful SKU prioritization actions in CSCA.

•$47.6 million increase in operating expenses due primarily to increased expenses associated with an additional provision for securities litigation contingencies and increased restructuring expenses; which were partially offset by decreased selling expenses and savings from Project Energize.

CONSUMER SELF-CARE AMERICAS FINANCIAL RESULTS

	Three Months Ended
(in millions, except percentages)	March 30, 2024	April 1, 2023
Net sales	$644.1	$763.7
Gross profit	$153.5	$210.8
Gross profit %	23.8%	27.6%
Operating income	$15.7	$83.2
Operating income %	2.4%	10.9%

Net sales decreased $119.6 million, or 15.7%, due primarily to:

•$110.2 million decrease, or 14.6%, due primarily to lower net sales in U.S. Nutrition driven by actions to augment and strengthen the infant formula network, purposeful SKU prioritization actions to enhance margins as part of the Company's Supply Chain Reinvention program across most product categories, reduced inventories at retail customers resulting in lower net sales of store brand offerings and lower distribution in Oral Care. These factors were partially offset by growth in e-commerce and new products, including the launch of Opill® in the U.S.; and
•$9.4 million decrease from exited product lines.

Perrigo Company plc - Item 2
CSCA

CSCA net sales by product category were as follows:

Sales	Three Months Ended
(in millions, except percentages)(1)	March 30, 2024	April 1, 2023	$ Change	% Change
Upper Respiratory	$130.3	$153.7	$(23.4)	(15.2)%
Digestive Health	122.2	124.0	(1.8)	(1.5)%
Nutrition	90.6	138.5	(47.9)	(34.6)%
Pain and Sleep-Aids	82.6	103.4	(20.8)	(20.1)%
Healthy Lifestyle	71.3	73.4	(2.1)	(2.9)%
Oral Care	64.7	83.3	(18.6)	(22.3)%
Skin Care	49.6	69.8	(20.2)	(28.9)%
Women's Health	27.2	12.3	14.9	121.1%
Vitamins, Minerals, and Supplements ("VMS")	4.2	4.5	(0.3)	(6.7)%
Other CSCA	1.4	0.8	0.6	75.0%
Total CSCA	$644.1	$763.7	$(119.6)	(15.7)%

(1) We updated our global reporting product categories as a result of legacy Rx sales being moved out of Other CSCA and into respective categories. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.

Sales in each category were driven primarily by:

•Upper Respiratory: Net sales of $130.3 million decreased 15.2% due primarily to inventory de-stocking at U.S. retail customers, resulting in lower net sales of cough cold and allergy products, in addition to strong net sales in the prior year quarter. The category was also impacted by a 2.7 percentage points reduction from exited product lines and portfolio optimization actions;
•Digestive Health: Net sales of $122.2 million decreased 1.5% as higher volumes of laxative products, including Polyethylene Glycol, were more than offset by a 5.3 percentage points reduction from portfolio optimization actions;
•Nutrition: Net sales of $90.6 million decreased 34.6% due primarily to lower shipments to customers as the company works through its infant formula plant remediation plans, in addition to a 1.8 percentage points decline from exited product lines in the category;
•Pain and Sleep-aids: Net sales of $82.6 million decreased 20.1% due primarily to purposeful SKU prioritization actions and exited product lines which had an aggregate negative impact of 13.0 percentage points. In addition, inventory reductions by U.S. retail customers resulted in lower net sales of pain and sleep-aid products. These impacts more than offset new products, including store brand Acetaminophen 250mg and Ibuprofen 125mg Tablets;
•Healthy Lifestyle: Net sales of $71.3 million decreased 2.9% due primarily to inventory de-stocking at U.S. retail customers, resulting in lower net sales of smoking cessation products, and lower category consumption compared to the prior year.;
•Oral Care: Net sales of $64.7 million decreased 22.3% due primarily to lower distribution at specific retail customers and the comparison to strong sales in the prior year quarter as customers normalized inventories;
•Skin Care: Net sales of $49.6 million decreased 28.9% due primarily to portfolio optimization actions and exited product lines, which had an aggregate negative impact of 30.9 percentage points. These headwinds more than offset strong, double digit, growth of Mederma®;
•Women's Health: Net sales of $27.2 million increased 121.1% due primarily to the launch of Opill®, which was partially offset by an 11.7 percentage point reduction from exited product lines and portfolio optimization actions; and
•VMS and Other: Net sales of $5.6 million increased 5.7% due primarily to volume growth in the VMS category.

Perrigo Company plc - Item 2
CSCA

Operating income decreased $67.5 million, or 81.1%, due primarily to:

•$57.3 million decrease in gross profit due primarily to lower manufacturing productivity in U.S. Nutrition driven by actions to augment and strengthen the infant formula network; partially offset by Supply Chain Reinvention savings. Gross profit as a percentage of net sales decreased 380 basis points compared to the prior year due to the same factors that impacted gross profit, partially offset by benefits from purposeful SKU prioritization actions and high margin new products, including Opill®.

•$10.3 million increase in operating expenses due primarily to higher restructuring expenses; which were partially offset by decreased selling expenses and savings from Project Energize.

CONSUMER SELF-CARE INTERNATIONAL FINANCIAL RESULTS

	Three Months Ended
(in millions, except percentages)	March 30, 2024	April 1, 2023
Net sales	$437.9	$418.1
Gross profit	$204.2	$203.0
Gross profit %	46.6%	48.6%
Operating income	$26.5	$21.3
Operating income %	6.1%	5.1%

Net sales increased $19.8 million, or 4.7%, due primarily to:
•$28.7 million increase, or 7.0%, due primarily to strategic pricing actions in addition to new products, and a favorable impact from the absence of distributor transition sales returns recognized in the prior year period. Product category growth was driven primarily by increased sales in Skin Care and Women's Health; partially offset by

•$5.9 million decrease from exited product lines and lower net sales in Upper Respiratory and VMS due primarily to supply constraints.

CSCI net sales by product category were as follows:

Sales	Three Months Ended
(in millions, except percentages)	March 30, 2024	April 1, 2023	$ Change	% Change
Skin Care	$114.7	$83.4	$31.3	37.5%
Upper Respiratory	69.1	84.8	(15.7)	(18.5)%
Healthy Lifestyle	64.6	66.4	(1.8)	(2.7)%
Pain and Sleep-Aids	51.4	49.9	1.5	3.0%
VMS	44.6	47.8	(3.2)	(6.7)%
Women's Health	32.0	29.1	2.9	10.0%
Oral Care	28.7	29.1	(0.4)	(1.4)%
Digestive Health	9.5	8.8	0.7	8.0%
Other CSCI	23.3	18.8	4.5	23.9%
Total CSCI	$437.9	$418.1	$19.8	4.7%

Sales in each category were driven primarily by:

•Skin Care: Net sales of $114.7 million increased 37.5%, inclusive of a 3.4% unfavorable effect of currency translation, due to strong growth in Compeed driven by the new product launch of Compeed Spots, and the absence of prior year distribution transitions sales returns. Category growth was also driven by performance of ACO® and Sebamed®, partially offset by a 2.2 percentage point reduction from exited product lines;
•Upper Respiratory: Net sales of $69.1 million decreased 18.5%, inclusive of a 1.7% favorable effect of currency translation, due primarily to lower net sales of cough cold products stemming from lower incidence

Perrigo Company plc - Item 2
CSCI

of cough cold throughout the E.U. compared to the prior year and supply constraints on several products in the category. The category was also impacted by a 2.4 percentage points reduction from exited product lines;
•Healthy Lifestyle: Net sales of $64.6 million decreased 2.7%, inclusive of a 7.4% unfavorable effect of currency translation, due primarily to the seasonal sell in of anti-parasite products including, Jungle Formula and Paranix, partially offset by lower category consumption in weight loss, impacting XLS Medical. The category was impacted by a 1.3 percentage points reduction from exited product lines;
•Pain & Sleep-Aids: Net sales of $51.4 million increased 3.0%, inclusive of a 3.8% favorable effect of currency translation, due primarily to lower net sales of store brand products;
•VMS: Net sales of $44.6 million decreased 6.7%, inclusive of a 1.0% favorable effect of currency translation, due primarily to timing of sales of Granufink and Abte, in addition to promotional phasing of Davitamon;
•Women's Health: Net sales of $32.0 million increased 10.0%, inclusive of a 0.3% favorable effect of currency translation, due primarily to higher net sales of contraceptive products including EllaOne, driven by the absence of prior year distribution transitions sales returns;
•Oral Care: Net sales of $28.7 million decreased 1.4%, inclusive of a 2.0% favorable effect of currency translation, due primarily to lower net sales of store brand offerings;
•Digestive Health and Other: Net sales of $32.8 million increased 18.8%, inclusive of a 1.0% favorable effect of currency translation, due primarily to higher net sales of store brand digestive health products.
Operating income increased $5.2 million, or 24.4%, due primarily to:
•$1.2 million increase in gross profit due primarily to strategic pricing actions, higher margin new products, and Supply Chain Reinvention savings, partially offset by lower volume/mix and higher cost of goods sold inflation. Gross profit as a percentage of net sales decreased 200 basis points compared to the prior year due to the same factors impacting gross profit being more than offset by higher cost of goods sold inflation and unfavorable product mix driven in part by supply constraints; and

•$4.1 million decrease in operating expenses due primarily to lower operating expenses driven by Project Energize cost savings and HRA synergies, partially offset by increased restructuring expenses.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended
March 30, 2024	April 1, 2023
$97.4	$56.0

The increase of $41.4 million in unallocated expenses during the three months ended March 30, 2024, compared to the prior year period was due primarily to an increase in expenses associated with our securities litigation settlement and restructuring expenses associated primarily with Project Energize.

Interest expense, net, and Other (income) expense, net

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Interest expense, net	$43.0	$43.7
Other (income) expense, net	$0.4	$0.5
The $0.7 million decrease in Interest Expense, net during the three months ended March 30, 2024 compared to the prior year period was due primarily to an increase in interest income partially offset by increasing interest rates on debt (see Item 1. Note 10 for further detail).

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Other (Income) Expense, net for the three months ended March 30, 2024 was comparable to the prior year period.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended
March 30, 2024	April 1, 2023
104.2%	123.8%

The effective tax rate on the pre-tax loss for the three months ended March 30, 2024 was largely impacted by the year-to-date losses recognized in the various tax jurisdictions as well as the impacts of accounting for income taxes in interim reporting periods. As a result, a significant variation in the customary relationship between income tax expense and pre-tax book income may occur. Due to the net impact of planned inter-company intellectual property sales, estimated worldwide non-deductible expenses, as well as establishing a partial valuation allowance in the United States, we are projecting an income tax expense for the full year ended December 31, 2024, which results in an unusually high annual effective tax rate when applied to the forecasted pre-tax income for the year.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Overview

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the war in Ukraine and Israel, inflation and interest rates, the status of material contingent liabilities, recent financial market volatility and other uncertainties. Subject to relevant restrictions under our debt agreements, our cash requirements for other purposes and other factors management deems relevant, we may from time to time use available funds to redeem, repurchase or refinance our debt in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate (which may be below par).

Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the war in Ukraine and Israel, inflation and interest rates, the status of material contingent liabilities, financial market volatility or other uncertainties have a material impact on our capital requirements.

Cash, Cash Equivalents and Restricted Cash

(in millions)	March 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$658.5	$751.3
Working capital(1)	$1,034.0	$935.9
(1) Working capital represents current assets less current liabilities, excluding cash, cash equivalents and restricted cash and excluding current indebtedness.

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

Cash Flows

The following table includes summarized cash flow activities:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023	$ Change
Net cash (for) from operating activities	$(1.4)	$19.4	$(20.8)
Net cash for investing activities	(23.5)	(19.6)	(3.9)
Net cash for financing activities	(60.4)	(50.7)	(9.7)
Effect of exchange rate changes on cash and cash equivalents	(7.5)	3.2	(10.7)
Net decrease in cash and cash equivalents	$(92.8)	$(47.7)	$(45.1)

Net cash (for) from Operating Activities

The $20.8 million decrease in operating cash flow was primarily driven by the change in accrued income taxes, partially offset by an increase in cash flow from the change in net earnings after adjustments for items including depreciation and amortization, restructuring and share-based compensation.

Net cash for Investing Activities

The $3.9 million decrease in investing cash flow was due to increased capital expenditures and the absence of proceeds in the prior year from the sale of a brand asset.

Net cash for Financing Activities

The $9.7 million decrease in financing cash flow was due primarily to payments on our Senior Secured Credit Facilities and an increase in dividend payments compared to the prior year.

Borrowings and Capital Resources

Credit Agreements

On April 20, 2022, we and our indirect wholly-owned subsidiary, Perrigo Investments, LLC (the "Borrower") entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the "Revolver"), (ii) a $500.0 million five-year Term Loan A facility (the "Term Loan A Facility" and the Term A Loans thereunder, the "Term A Loans"), and (iii) a $1.1 billion seven-year Term Loan B facility (the "Term Loan B Facility" and the Term B loans thereunder borrowed on April 20, 2022, the "2022 Term B Loans"), all pursuant to a Term Loan and Revolving Credit Agreement (the "Credit Agreement").

On December 15, 2023, we and the Borrower entered into Amendment No. 1, an Incremental Assumption Agreement (the "Amendment") to the Credit Agreement. The Amendment provides for a fungible add on to the 2022 Term B Loans in an aggregate principal amount of $300.0 million (the "Incremental Term B Loans" and together with the 2022 Term B Loans, the “Term B Loans”). The terms of the Incremental Term B Loans, including pricing and maturity, are identical to the 2022 Term B Loans. The Term B Loans will mature on April 20, 2029. The net proceeds from the Incremental Term B Loans were used to settle the cash tender offer by Perrigo Finance for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 ("2024 Notes"). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest). Refer to Item 1. Note 10.

As of March 30, 2024 and December 31, 2023, we had $1,848.3 million and $1,858.1 million, respectively, outstanding under our Term Loan A Facility and Term Loan B Facility. Our short-term debt as of March 30, 2024 of $440.6 million is comprised of (i) the remaining portion of the 3.900% Senior Notes due 2024, (ii) amortization payments for the Term A Loans and the Term B Loans and (iii) lease payments.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in December 2024.

We are in compliance with all the covenants under our debt agreements as of March 30, 2024.

Other Financing

We have overdraft facilities available that we may use to support our cash management operations. There were no borrowings outstanding under the overdraft facilities as of March 30, 2024 or December 31, 2023.

Leases

We had $194.0 million and $202.2 million of lease liabilities and $190.1 million and $197.3 million of lease assets as of March 30, 2024 and December 31, 2023, respectively. For information on our operating and finance lease obligations and the amount and timing of future payments refer to Item 1. Note 6.

Credit Ratings

Our credit ratings on March 30, 2024 were Ba2 (negative), BB- (stable), and BB+ (negative), by Moody's Investor Services, S&P Global Ratings, and Fitch Ratings Inc., respectively. On March 25, 2024, S&P downgraded our issuer credit rating to BB- from BB, senior secured notes ratings to BB from BB+ and senior unsecured notes ratings to B+ from BB- and the rating outlooks remained stable. On April 16, 2024, Fitch downgraded our issuer credit rating to BB from BB+ and the rating outlooks remained negative.

Due to the downgrade by S&P Global Ratings, the interest of the 3.150% Senior Notes due 2030 will step up from 4.650% to 4.900% on payments made after June 15, 2024. There was no impact to our interest rates as a result of the Fitch downgrade. Future interest rate adjustments of the 3.150% Senior Notes due 2030 are subject to a 2.0% total cap above the original 3.150% interest rate based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, as trustee.

Guarantor Financial Information

As detailed in Item 1. Note 10, the Guarantor Subsidiaries and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Loan Parties provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.650% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company ("Perrigo Finance").

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

	March 30, 2024	December 31, 2023
Current Assets	$1,894.0	$1,999.9
Non-current Assets	$4,548.6	$4,596.2
Current liabilities	$1,158.9	$1,888.8
Non-current liabilities	$11,463.6	$11,498.4
Due to non-guarantors	$7,368.7	$7,355.3

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

Three Months Ended
March 30, 2024
Total Revenues	$748.9
Gross Profit	$188.8
Operating Income (loss)	$(106.6)
Net Income (loss)	$(18.9)
Revenue from non-guarantors	$86.4
Operating Expenses to non-guarantors	$(1.1)
Other (income) expense to non-guarantors	$(14.7)

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

There were no material changes in contractual obligations as of March 30, 2024 from those provided in our 2023 Form 10-K.

Significant Accounting Policies

There have been no material changes to the significant accounting policies as disclosed in our 2023 Form 10-K.

Critical Accounting Estimates

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting estimates as disclosed in our 2023 Form 10-K.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2023 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or

Perrigo Company plc - Item 4
Controls and Procedures

15d-15(e) of the Exchange Act) as of March 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 30, 2024. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of March 30, 2024. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Item 1. Note 14 and Item 1. Note 15 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 30, 2024, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Amendment No. 2 to Employment Agreement by and between the Company and Patrick Lockwood-Taylor, effective as of February 21, 2024 (incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

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

PERRIGO COMPANY PLC
(Registrant)

Date:	May 7, 2024	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 7, 2024	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)