Form 10-Q
period 2024-06-29
PERRIGO Co plc
filed 2024-08-02
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2024

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, €0.001 par value	PRGO	New York Stock Exchange
3.900% Notes due 2024	PRGO24	New York Stock Exchange
4.375% Notes due 2026	PRGO26	New York Stock Exchange
4.900% Notes due 2030	PRGO30	New York Stock Exchange
5.300% Notes due 2043	PRGO43	New York Stock Exchange
4.900% Notes due 2044	PRGO44	New York Stock Exchange
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

As of July 31, 2024, there were 136,415,418 ordinary shares outstanding.

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: supply chain impacts on the Company’s business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business; current and future impairment charges, including those related to the sale of the Héra SAS ("HRA Pharma") Rare Diseases Business, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding the Company’s ability to obtain and maintain its regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; the Company's ability to achieve benefits expected from its sale of the HRA Rare Diseases Business, including potential earnout payments, and the risk that potential costs or liabilities incurred or retained in connection with that transaction may exceed the Company's estimates or adversely affect the Company's business or operations; the risk that potential costs or liabilities incurred or retained in connection with the sale of the Company's Rx business may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company’s ability to achieve the benefits expected from the acquisitions of HRA Pharma and Nestlé’s Gateway infant formula plant along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway") and/or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisitions; risks associated with the integration of HRA Pharma and Gateway, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including the Company’s ability to achieve the expected benefits from its ongoing restructuring programs described herein. Adverse results with respect to pending litigation could have a material adverse impact on the Company's operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2023, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$1,065.5	$1,193.1	$2,147.5	$2,374.8
Cost of sales	670.8	765.1	1,395.1	1,532.9
Gross profit	394.7	428.0	752.4	841.9

Operating expenses
Distribution	24.6	28.6	49.5	57.2
Research and development	29.4	32.2	58.4	63.3
Selling	150.1	171.1	300.4	339.0
Administration	126.1	132.6	256.4	267.6
Impairment charges	34.1	—	34.1	—
Restructuring	36.9	6.7	81.3	10.2
Other operating expense (income), net	20.0	—	54.0	(0.8)
Total operating expenses	421.2	371.2	834.1	736.5

Operating (loss) income	(26.5)	56.8	(81.7)	105.4

Interest expense, net	44.1	44.0	87.1	87.6
Other expense (income), net	3.4	(9.7)	3.8	(9.0)
Income (loss) from continuing operations before income taxes	(74.0)	22.5	(172.6)	26.8
Income tax (benefit) expense	31.7	13.6	(71.0)	19.0
Income (loss) from continuing operations	(105.7)	8.9	(101.6)	7.8
Income (loss) from discontinued operations, net of tax	(2.7)	(0.5)	(4.8)	(2.4)
Net income (loss)	$(108.4)	$8.4	$(106.4)	$5.4

Earnings (loss) per share
Basic
Continuing operations	$(0.77)	$0.07	$(0.74)	$0.06
Discontinued operations	(0.02)	(—)	(0.04)	(0.02)
Basic earnings (loss) per share	$(0.79)	$0.06	$(0.78)	$0.04
Diluted
Continuing operations	$(0.77)	$0.06	$(0.74)	$0.06
Discontinued operations	(0.02)	(—)	(0.04)	(0.02)
Diluted earnings (loss) per share	$(0.79)	$0.06	$(0.78)	$0.04

Weighted-average shares outstanding
Basic	137.1	135.3	136.9	135.1
Diluted	137.1	136.6	136.9	136.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$(108.4)	$8.4	$(106.4)	$5.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(14.2)	(16.4)	(72.5)	36.3
Change in fair value of derivative financial instruments, net of tax	(1.8)	43.2	9.2	11.7
Change in post-retirement and pension liability, net of tax	(0.5)	(0.6)	(1.6)	(1.1)
Other comprehensive income (loss), net of tax	(16.5)	26.2	(64.9)	46.9
Comprehensive income (loss)	$(124.9)	$34.6	$(171.3)	$52.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 29, 2024	December 31, 2023
Assets
Cash, cash equivalents and restricted cash	$542.8	$751.3
Accounts receivable, net of allowance for credit losses of $7.6 and $7.8, respectively	726.0	739.6
Inventories	1,116.2	1,140.9
Prepaid expenses and other current assets	281.8	201.1
Current assets held for sale	292.3	—
Total current assets	2,959.1	2,832.9
Property, plant and equipment, net	909.9	916.4
Operating lease assets	190.0	183.6
Goodwill and indefinite-lived intangible assets	3,374.8	3,534.4
Definite-lived intangible assets, net	2,633.6	2,980.8
Deferred income taxes	13.8	25.8
Other non-current assets	316.1	335.2
Total non-current assets	7,438.2	7,976.2
Total assets	$10,397.3	$10,809.1
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$471.5	$477.7
Payroll and related taxes	125.4	127.0
Accrued customer programs	168.6	163.5
Other accrued liabilities	218.5	335.4
Accrued income taxes	11.8	42.1
Current indebtedness	440.8	440.6
Current liabilities held for sale	51.5	—
Total current liabilities	1,488.1	1,586.3
Non-current liabilities
Long-term debt, less current portion	3,616.8	3,632.8
Deferred income taxes	211.7	262.3
Other non-current liabilities	535.4	559.8
Total non-current liabilities	4,363.9	4,454.9
Total liabilities	5,852.0	6,041.2
Contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,786.2	6,837.5
Accumulated other comprehensive income	(54.2)	10.7
Retained earnings (accumulated deficit)	(2,186.7)	(2,080.3)
Total shareholders’ equity	4,545.3	4,767.9
Total liabilities and shareholders' equity	$10,397.3	$10,809.1

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	136.4	135.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2022	134.7	$6,936.7	$(27.0)	$(2,067.6)	$4,842.1
Net loss	—	—	—	(3.0)	(3.0)
Other comprehensive loss	—	—	20.7	—	20.7
Restricted stock plan	1.0	—	—	—	—
Compensation for restricted stock	—	24.9	—	—	24.9
Cash dividends, $0.26 per share	—	(36.2)	—	—	(36.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(14.6)	—	—	(14.6)
Balance at April 1, 2023	135.3	$6,910.8	$(6.3)	$(2,070.6)	$4,833.9

Net loss	—	—	—	8.4	8.4
Other comprehensive loss	—	—	26.2	—	26.2
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	18.6	—	—	18.6
Cash dividends, $0.26 per share	—	(37.0)	—	—	(37.0)
Shares withheld for payment of employees' withholding tax liability	—	(1.5)	—	—	(1.5)
Balance at July 1, 2023	135.4	$6,890.9	$19.9	$(2,062.2)	$4,848.6

	Ordinary Shares Issued		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2023	135.5	$6,837.5	$10.7	$(2,080.3)	$4,767.9
Net income	—	—	—	2.0	2.0
Other comprehensive income	—	—	(48.4)	—	(48.4)
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	15.6	—	—	15.6
Cash dividends, $0.27 per share	—	(37.6)	—	—	(37.6)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(12.5)	—	—	(12.5)
Balance at March 30, 2024	136.3	$6,803.0	$(37.7)	$(2,078.3)	$4,687.0

Net income	—	—	—	(108.4)	(108.4)
Other comprehensive income	—	—	(16.5)	—	(16.5)
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	23.4	—	—	23.4
Cash dividends, $0.27 per share	—	(38.3)	—	—	(38.3)
Shares withheld for payment of employees' withholding tax liability	—	(1.9)	—	—	(1.9)
Balance at June 29, 2024	136.4	$6,786.2	$(54.2)	$(2,186.7)	$4,545.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash Flows From (For) Operating Activities
Net income (loss)	$(106.4)	$5.4
Adjustments to derive cash flows:
Depreciation and amortization	163.3	182.6
Settlement of interest rate derivatives	41.2	—
Share-based compensation	38.6	43.5
Restructuring charges	38.3	10.2
Impairment charges	34.1	—
Deferred income taxes	1.3	(1.8)
Amortization of debt discount	0.7	1.4
Gain on sale of assets	—	(4.0)
Other non-cash adjustments, net	15.9	1.6
Subtotal	227.0	238.9
Increase (decrease) in cash due to:
Accrued income taxes	(130.8)	(33.2)
Payroll and related taxes	(69.6)	(42.5)
Accounts receivable	(17.3)	(72.5)
Other accrued liabilities	(16.9)	(0.3)
Inventories	(2.9)	(11.1)
Accrued customer programs	5.8	35.1
Prepaid expenses and other current assets	12.2	10.9
Accounts payable	13.9	(68.8)
Other operating, net	(13.3)	15.8
Subtotal	(218.9)	(166.6)
Net cash from operating activities	8.1	72.3
Cash Flows From (For) Investing Activities
Additions to property, plant and equipment	(53.5)	(43.2)
Settlement of foreign currency derivatives	(45.8)	—
Proceeds from sale of assets	—	1.8
Proceeds from royalty rights	2.5	17.4
Net cash for investing activities	(96.8)	(24.0)
Cash Flows For Financing Activities
Cash dividends	(75.3)	(73.2)
Payments on long-term debt	(19.6)	(14.9)
Other financing, net	(15.3)	(11.2)
Net cash for financing activities	(110.2)	(99.3)
Effect of exchange rate changes on cash and cash equivalents	(9.6)	5.5
Net decrease in cash and cash equivalents	(208.5)	(45.5)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	751.3	600.7
Cash, cash equivalents and restricted cash of continuing operations, end of period	$542.8	$555.2

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

We have $4.7 million and $7.0 million of restricted cash as of June 29, 2024 and December 31, 2023 in the Condensed Consolidated Balance Sheets, respectively. We entered into an agreement to extend a credit line to an existing customer in exchange for a cash security deposit. The agreement requires the cash to be held in a separate account and will be returned to the customer at the expiration of the agreement provided all credits have been paid as agreed.

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

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Balance at beginning of period	$8.1	$7.1	$7.8	$6.8
Provision for credit losses, net	(0.7)	0.8	(1.2)	1.3
Receivables written-off	—	(0.2)	—	(0.5)
Recoveries collected	0.2	0.4	1.1	0.4
Currency translation adjustment	—	—	(0.1)	0.1
Balance at end of period	$7.6	$8.1	$7.6	$8.1

Perrigo Company plc - Item 1
Note 2
NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
CSCA(1)
Digestive Health	$126.0	$126.1	$248.2	$250.1
Upper Respiratory	118.8	137.3	249.1	291.0
Nutrition	86.1	168.1	176.7	306.6
Pain and Sleep-Aids	81.6	96.7	164.2	200.1
Oral Care	73.2	75.5	137.9	158.8
Healthy Lifestyle	69.1	66.5	140.4	139.9
Skin Care	57.1	61.8	106.7	131.6
Women's Health	16.8	12.8	44.0	25.1
Vitamins, Minerals, and Supplements ("VMS")	5.3	5.0	9.5	9.5
Other CSCA	0.1	1.0	1.6	1.7
Total CSCA	$634.1	$750.8	$1,278.3	$1,514.4
CSCI
Skin Care	$127.7	$123.0	$242.4	$206.4
Healthy Lifestyle	57.5	60.6	122.1	127.0
Upper Respiratory	50.7	64.9	119.8	149.7
Pain and Sleep-Aids	50.3	52.8	101.7	102.7
VMS	39.9	41.5	84.5	89.3
Women's Health	36.9	31.9	68.9	61.0
Oral Care	23.0	21.6	51.7	50.7
Digestive Health	8.5	10.4	18.0	19.2
Other CSCI(2)	36.8	35.7	60.1	54.4
Total CSCI	431.3	442.4	869.3	860.4
Total net sales	$1,065.5	$1,193.1	$2,147.5	$2,374.8

(1) We updated our global reporting product categories as a result of legacy sales being moved out of Other CSCA and into respective categories. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.
(2) Consists primarily of the Rare Diseases business and other miscellaneous or otherwise uncategorized product lines and other adjustments, none of which is greater than 10% of the segment net sales.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	June 29, 2024	December 31, 2023
Short-term contract assets	Prepaid expenses and other current assets	$25.6	$28.5

Perrigo Company plc - Item 1
Note 2
We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
U.S.	$627.8	$735.8	$1,260.1	$1,486.0
Europe(2)	408.4	425.7	828.1	832.8
All other countries(3)	29.3	31.6	59.3	56.0
Total net sales	$1,065.5	$1,193.1	$2,147.5	$2,374.8
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $11.4 million and $15.7 million for the three and six months ended June 29, 2024, and $11.9 million and $19.1 million for the three and six months ended July 1, 2023.
(3) Includes net sales generated primarily in Australia and Canada.

NOTE 3 - ASSETS HELD FOR SALE

We classify assets as "held for sale" when, among other factors, management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value and the fair market value, less costs to sell.

During the three months ended June 29, 2024, the Company exercised its put option right to sell our HRA Pharma Rare Diseases Business (the "Rare Diseases Business") to Esteve Healthcare S.L. ("ESTEVE"), and on July 3, 2024, the Company and ESTEVE entered into a purchase and sale agreement to sell the Rare Diseases Business; as a result, such assets were classified as held for sale. The assets associated with this business were reported within our CSCI segment. At June 29, 2024, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $34.1 million, inclusive of a goodwill impairment charge of $22.1 million.

The assets and liabilities held for sale related to the Rare Diseases Business were reported within Current assets held for sale and Current liabilities held for sale on the Condensed Consolidated Balance Sheets. Net of impairment charges, the assets and liabilities of the Rare Diseases Business reported as held for sale as of June 29, 2024 totaled $292.3 million and $51.5 million, respectively.

The sale of the Rare Diseases Business was completed on July 10, 2024. Gain (loss) on de-recognition will be recognized in the third quarter within Other expense (income), net on the Condensed Consolidated Statement of Operations and is estimated to be minimal.

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

In connection with the sale, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 16 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall,

Perrigo Company plc - Item 1
Note 4
subject to, in each case, Altaris' obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. We have not requested payments from Altaris related to the indemnity of these liabilities during the three and six months ended June 29, 2024.

Current and prior period reported net loss from discontinued operations primarily relates to legal fees, partially offset by an income tax benefit.

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	June 29, 2024	December 31, 2023
Finished goods	$642.1	$646.8
Work in process	234.6	241.9
Raw materials	239.5	252.2
Total inventories	$1,116.2	$1,140.9

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	June 29, 2024	December 31, 2023
Fair value method	Prepaid expenses and other current assets	$—	$0.1
Fair value method(1)	Other non-current assets	$0.9	$1.3
Equity method	Other non-current assets	$58.9	$60.1
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense recognized in earnings of our equity securities (in millions):

		Three Months Ended		Six Months Ended
Measurement Category	Income Statement Location	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Fair value method	Other operating expense (income), net	$—	$—	$0.1	$0.1
Equity method	Other operating expense (income), net	$0.5	$0.5	$1.2	$1.2

NOTE 7 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	June 29, 2024	December 31, 2023
Operating	Operating lease assets	$190.0	$183.6
Finance	Other non-current assets	12.9	13.7
Total		$202.9	$197.3

Liabilities	Balance Sheet Location	June 29, 2024	December 31, 2023
Current
Operating	Other accrued liabilities	$29.0	$27.5
Finance	Current indebtedness	1.8	1.9
Non-Current
Operating	Other non-current liabilities	164.3	159.6
Finance	Long-term debt, less current portion	12.6	13.2
Total		$207.7	$202.2

Perrigo Company plc - Item 1
Note 7

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	June 29, 2024	December 31, 2023	June 29, 2024	December 31, 2023
CSCA	$95.4	$79.3	$12.3	$12.8
CSCI	37.1	44.7	0.2	0.3
Unallocated	57.5	59.6	0.4	0.6
Total	$190.0	$183.6	$12.9	$13.7

	Liabilities
	Operating		Financing
	June 29, 2024	December 31, 2023	June 29, 2024	December 31, 2023
CSCA	$97.7	$81.6	$13.8	$14.2
CSCI	40.7	47.8	0.2	0.3
Unallocated	54.9	57.7	0.4	0.6
Total	$193.3	$187.1	$14.4	$15.1

Lease expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating leases(1)	$12.6	$10.6	$24.2	$22.6

Finance leases
Amortization	$0.5	$1.1	$1.1	$2.2
Interest	0.1	0.1	0.3	0.3
Total finance leases	$0.6	$1.2	$1.4	$2.5
(1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of June 29, 2024 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2024	$17.8	$1.2	$19.0
2025	34.2	2.0	36.2
2026	27.2	1.6	28.8
2027	24.9	1.6	26.5
2028	18.2	1.6	19.8
After 2028	106.2	8.9	115.1
Total lease payments	$228.5	$16.9	$245.4
Less: Interest	35.2	2.5	37.7
Present value of lease liabilities	$193.3	$14.4	$207.7

Perrigo Company plc - Item 1
Note 7

Our weighted average lease terms and discount rates are as follows:

	June 29, 2024	July 1, 2023
Weighted-average remaining lease term (in years)
Operating leases	9.76	10.72
Finance leases	9.28	9.42
Weighted-average discount rate
Operating leases	3.6%	2.6%
Finance leases	3.5%	3.0%

Our lease cash flow classifications are as follows (in millions):

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$17.1	$18.2
Operating cash flows for finance leases	$0.3	$0.3
Financing cash flows for finance leases	$1.0	$2.0

Leased assets obtained in exchange for new finance lease liabilities	$0.4	$0.4
Leased assets obtained in exchange for new operating lease liabilities	$25.2	$3.2

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2023	Impairments	Transfer to assets held-for-sale	Currency translation adjustments	June 29, 2024
CSCA(1)	$2,080.9	$—	$—	$(2.3)	$2,078.6
CSCI(2)	1,448.2	(22.1)	(93.1)	(42.0)	1,291.0
Total goodwill	$3,529.1	$(22.1)	$(93.1)	$(44.3)	$3,369.6
(1) We had accumulated goodwill impairments of $6.1 million as of June 29, 2024 and December 31, 2023.
(2) We had accumulated goodwill impairments of $990.5 million and $968.4 million as of June 29, 2024 and December 31, 2023, respectively.

Rare Diseases Business Goodwill

On April 25, 2024, we announced the receipt of a binding offer from ESTEVE to acquire the Rare Diseases Business within our CSCI segment. As a result, we determined an impairment indicator existed and prepared a quantitative goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment of $22.1 million within our CSCI segment during the three months ended June 29, 2024 (Refer to Note 3 and Note 9).

Perrigo Company plc - Item 1
Note 8

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	June 29, 2024		December 31, 2023
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:(1)
Trademarks, trade names, and brands	$3.3	$—	$3.4	$—
In-process research and development	1.9	—	1.9	—
Total indefinite-lived intangibles	$5.2	$—	$5.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$89.2	$58.1	$90.8	$57.5
Developed product technology, formulations, and product rights	355.0	230.0	534.0	238.4
Customer relationships and distribution networks	1,821.3	1,127.7	1,868.1	1,108.9
Trademarks, trade names, and brands	2,437.1	653.2	2,502.0	609.3
Non-compete agreements	2.1	2.1	2.1	2.1
Total definite-lived intangibles	$4,704.7	$2,071.1	$4,997.0	$2,016.2
Total intangible assets	$4,709.9	$2,071.1	$5,002.3	$2,016.2
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

As a result of the Company exercising its put option right to sell the Rare Diseases Business, during the three months ended June 29, 2024, we reclassified $162.0 million net book value of associated intangible assets to Current assets held for sale (Refer to Note 3).

We recorded amortization expense of $57.5 million and $115.9 million for the three and six months ended June 29, 2024, respectively, and $69.3 million and $134.7 million for the three and six months ended July 1, 2023, respectively.

Perrigo Company plc - Item 1
Note 9

NOTE 9 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	June 29, 2024			December 31, 2023
Measured at fair value on a recurring basis:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment securities	$—	$—	$—	$0.1	$—	$—
Foreign currency forward contracts	—	2.2	—	—	0.6	—
Cross-currency swap	—	3.3	—	—	—	—
Interest rate swap agreements	—	14.9	—	—	30.5	—
Total assets	$—	$20.4	$—	$0.1	$31.1	$—
Liabilities:
Cross-currency swap	$—	$77.5	$—	$—	$172.0	$—
Foreign currency forward contracts	—	2.8	—	—	2.7	—
Interest rate swap agreements	—	11.1	—	—	11.7	—
Total liabilities	$—	$91.4	$—	$—	$186.4	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$93.1	$—	$—	$118.9
Assets held for sale, net(2)	$—	$—	$147.7	$—	$—	$—
Total assets held for sale, net	$—	$—	$240.8	$—	$—	$118.9
(1) During the year ended December 31, 2023, goodwill within the Rare Diseases Business with a carrying value of $208.9 million was written down to a fair value of $118.9 million. During the six months ended June 29, 2024, goodwill within the Rare Diseases Business was written down to a fair value of $93.1 million.
(2) We measured the net assets held for sale for impairment purposes and recorded a total impairment of $12.0 million, resulting in a net asset held for sale balance of $147.7 million (refer to Note 3).

There were no transfers within Level 3 fair value measurements during the three and six months ended June 29, 2024 or the year ended December 31, 2023.

Non-recurring Fair Value Measurements

Non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Goodwill and Intangible Assets

Rare Diseases

During the three months ended June 29, 2024, we prepared a goodwill impairment test utilizing the estimated closing consideration resulting from the definitive agreement to sell the Rare Diseases Business to ESTEVE. The estimated consideration included an upfront cash payment and contingent earn-out milestone payments which were valued utilizing a Monte Carlo simulation. The approach determined the expected value of achieving the milestone payments based on adjusted revenue projections for the Rare Diseases Business and the cash flows were discounted. We determined the carrying value of this business exceeded the fair value and recorded an impairment in the CSCI segment (refer to Note 8).

Assets (liabilities) held for sale, net

During the three months ended June 29, 2024, we classified the Rare Diseases Business disposal group as held for sale, we prepared a fair value analysis and estimated remaining costs to sell. We determined the carrying value of the net assets held for sale exceed the fair value less cost to sell and recorded an impairment in the CSCI segment (refer to Note 3).

Perrigo Company plc - Item 1
Note 9

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	June 29, 2024	December 31, 2023
Public Bonds	Level 1	Level 1
Carrying value (excluding discount)	$2,244.4	$2,244.4
Fair value	$2,080.0	$2,062.2

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

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

In April 2022, to economically hedge the interest rate risk of the Senior Secured Credit Facilities (as defined in Note 11), we entered into five variable-to-fixed interest rate swap agreements. Three of the interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term Loan B Facility (as defined in Note 11). The interest rate swaps cover an interest period ranging from June 1, 2022, through April 1, 2029, on notional balances that decline from $1.0 billion to $812.5 million over the term. The other two interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term Loan A Facility (as defined in Note 11). The interest rate swaps covered an interest period ranging from June 1, 2022, through April 1, 2027, on notional balances that decline from $487.5 million to $387.5 million over the term.

In November 2023, to economically hedge the interest rate risk of the $300.0 million Term B Loan add-on (as defined in Note 11), we entered into four variable-to-fixed interest rate swap agreements. The interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term B Loans. The interest rate swaps cover an interest period from November 14, 2023 through April 20, 2029, on notional balances of $300.0 million over the term.

In May 2024, we cash settled the remaining notional of $712.5 million variable-to-fixed interest rate swap agreements at market rates. The termination resulted in cash proceeds of $41.2 million, for which the gain remains deferred in Other Comprehensive Income ("OCI") and will be recognized within Interest expense, net as interest is paid on the Senior Secured Credit Facilities. The proceeds are recognized as cash flows from operating activities within the Statement of Cash Flows for the six months ended June 29, 2024.

Additionally, to economically hedge the interest rate risk of the Term Loan B Facility, we entered into new variable-to-fixed interest rate swap agreements to replace the terminated interest rate swaps. The interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term Loan B Facility. The interest rate swaps cover an interest period ranging from May 9, 2024, through April 1, 2029, on notional balances of $712.5 million over the term.

As a designated cash flow hedge, gains and losses will be deferred in AOCI and recognized within Interest expense, net when interest is paid on the Senior Secured Credit Facilities.

Perrigo Company plc - Item 1
Note 10

Cross-currency Swaps

In October 2022, we entered into three fixed-for-fixed cross currency interest rate swaps at market rates and designated the instruments as net investment hedges on our investment in European operations. As a designated net investment hedge, the loss related to the EUR spot exchange rate on the settled swaps was deferred within the Cumulative Translation Adjustment, a component of AOCI, and will not be recognized in the Statement of Operations until the hedged EUR net investment is substantially liquidated. The following are the terms and notional amounts outstanding:

•$152.5 million notional amount outstanding from October 25, 2022 through December 15, 2024;
•$700.0 million notional amount outstanding from October 25, 2022 through March 15, 2026; and
•$100.0 million notional amount outstanding from October 25, 2022 through June 15, 2030.

On November 21, 2023, we entered into fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. The following are the terms and notional amount outstanding:

•$300.0 million notional amount outstanding from November 21, 2023 through April 20, 2027.

In May 2024, we cash settled $547.5 million notional amount outstanding of the original $700.0 million cross currency interest rate swap outstanding from October 25, 2022 through December 15, 2024. The settlement resulted in cash outflows of $41.4 million recognized as part of cash flows for investing activities within the Statement of Cash Flows for the six months ended June 29, 2024. On August 2, 2024 we restructured the $152.5 million remaining notional amount outstanding of the original $700.0 million cross-currency interest rate swap to extend the maturity to April 2027. There was no cash outflow as a result of the restructuring.

On May 7, 2024, we entered into new fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. The following are the terms and notional amount outstanding:

•$547.5 million notional amount outstanding from May 7, 2024 through April 20, 2027.

As a designated net investment hedge, gains and losses related to the EUR spot exchange rate will be deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Statement of Operations when the hedged EUR net investment is substantially liquidated. Gains and losses on excluded components (e.g., interest differentials) will be recorded in Interest expense, net on a systemic and rational basis.

Perrigo Company plc - Item 1
Note 10

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	June 29, 2024	December 31, 2023
British Pound (GBP)	$123.6	$72.4
Swedish Krona (SEK)	72.2	36.5
European Euro (EUR)	58.8	79.9
Danish Krone (DKK)	51.4	5.9
United States Dollar (USD)	50.9	22.1
Canadian Dollar (CAD)	29.9	7.1
Chinese Yuan (CNH)	22.9	14.1
Polish Zloty (PLZ)	18.8	3.8
Norwegian Krone (NOK)	4.2	4.4
Hungarian Forint (HUF)	3.7	3.9
Other (1)	3.0	3.5
Total	$439.4	$253.6
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

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	June 29, 2024	December 31, 2023
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.1	$—
Foreign currency forward contracts	Other non-current assets	0.3	0.4
Cross-currency swap	Other non-current assets	3.3	—
Interest rate swap agreements	Other non-current assets	14.9	30.5
Total designated derivative assets		$19.6	$30.9
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.8	$0.2
Total non-designated derivative assets		$0.8	$0.2
Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$2.1	$—
Cross-currency swap	Other accrued liabilities	12.3	75.1
Cross-currency swap	Other non-current liabilities	65.2	96.9
Interest rate swap agreements	Other non-current liabilities	11.1	11.7
Total designated derivative liabilities		$90.7	$183.7
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$0.7	$2.7

Perrigo Company plc - Item 1
Note 10

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Six Months Ended
Non-Designated Derivatives	Income Statement Location	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign currency forward contracts	Other expense (income), net	$(2.6)	$(3.1)	$(3.3)	$(4.3)
	Interest expense, net	—	—	—	(0.6)
		$(2.6)	$(3.1)	$(3.3)	$(4.9)

Perrigo Company plc - Item 1
Note 10

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

	Gain/(Loss)
		Reclassified from AOCI into Earnings		Related to Amounts Excluded from Effectiveness Testing
	Amount Recorded in OCI(1)	Classification	Amount(2)	Classification	Amount Recognized in Earnings on Derivatives
Three Months Ended June 29, 2024
Cash flow hedges
Interest rate swap agreements	$6.6	Interest expense, net	$8.6	Interest expense, net	$—
Foreign currency forward contracts	(0.5)	Net sales	—	Net sales	(0.2)
		Cost of sales	0.1	Cost of sales	(0.2)
				Other (income) expense, net	—
Total Cash flow hedges	$6.1		$8.7		$(0.4)
Net investment hedges
Cross-currency swap	$17.4			Interest expense, net	$6.8

Six Months Ended June 29, 2024
Cash flow hedges
Interest rate swap agreements	$40.1	Interest expense, net	$16.3	Interest expense, net	$—
Foreign currency forward contracts	(0.4)	Net sales	(0.1)	Net sales	(0.5)
		Cost of sales	0.1	Cost of sales	(0.4)
				Other (income) expense, net	(0.1)
Total Cash flow hedges	$39.7		$16.3		$(1.0)
Net investment hedges
Cross-currency swap	$66.3			Interest expense, net	$14.1

Three Months Ended July 1, 2023
Cash flow hedges
Interest rate swap agreements	$28.9	Interest expense, net	$5.5	Interest expense, net	$—
Foreign currency forward contracts	(5.8)	Net sales	(0.2)	Net sales	0.2
		Cost of sales	0.4	Cost of sales	0.1
				Other expense (income), net	(0.6)
Total Cash flow hedges	$23.1		$5.7		$(0.3)
Net investment hedges
Cross-currency swap	$(25.0)			Interest expense, net	$6.4

Six Months Ended July 1, 2023
Cash flow hedges
Interest rate swap agreements	$3.3	Interest expense, net	$9.8	Interest expense, net	$—
Foreign currency forward contracts	(10.3)	Net sales	0.2	Net sales	0.2
		Cost of sales	0.1	Cost of sales	0.1
				Other expense (income), net	(0.5)
Total Cash flow hedges	$(7.0)		$10.1		$(0.2)
Net investment hedges
Cross-currency swap	$(40.2)			Interest expense, net	$12.9
(1) Net income of $13.4 million is expected to be reclassified out of AOCI into earnings during the next 12 months.
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 13.

Perrigo Company plc - Item 1
Note 10

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended June 29, 2024
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,065.5	$670.8	$44.1	$3.4

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$0.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.2)	$(0.2)	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$8.6	$—

Six Months Ended June 29, 2024
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,147.5	$1,395.1	$87.1	$3.8

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.1)	$0.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.5)	$(0.4)	$—	$(0.1)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$16.3	$—

Three Months Ended July 1, 2023
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,193.1	$765.1	$44.0	$(9.7)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.2)	$0.4	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.2	$0.1	$—	$(0.6)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$5.5	$—

Six Months Ended July 1, 2023
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$2,374.8	$1,532.9	$87.6	$(9.0)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.2	$0.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.2	$0.1	$—	$(0.5)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$9.8	$—

Perrigo Company plc - Item 1
Note 11

NOTE 11 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

		June 29, 2024	December 31, 2023
Term loans
Term A Loans due April 20, 2027(1)		$459.4	$471.9
Term B Loans due April 20, 2029(1)		1,379.2	1,386.2
Total term loans		$1,838.6	$1,858.1
Notes and Bonds
Coupon	Due
3.900%	December 15, 2024	$400.0	$400.0
4.375%	March 15, 2026	700.0	700.0
4.900%	June 15, 2030(2)	750.0	750.0
5.300%	November 15, 2043	90.5	90.5
4.900%	December 15, 2044	303.9	303.9
Total notes and bonds		2,244.4	2,244.4
Other financing		14.1	14.8
Unamortized premium (discount), net		(16.1)	(17.8)
Deferred financing fees		(23.4)	(26.1)
Total borrowings outstanding		4,057.6	4,073.4
Current indebtedness		(440.8)	(440.6)
Total long-term debt less current portion		$3,616.8	$3,632.8
(1)    Discussed below collectively as the "Senior Secured Credit Facilities".

(2)     The coupon rate noted above is as of June 29, 2024. This increased from 4.650% to 4.900% on payments starting after June 15, 2024, following a credit rating downgrade by S&P Global in the first quarter of 2024. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate which would result in an interest rate not to exceed 5.150% based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

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

Perrigo Company plc - Item 1
Note 11

The Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender, by us, and certain of our direct and indirect wholly-owned subsidiaries organized in the United States, Ireland, Belgium and England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries”). Additionally, the Borrower and the Guarantor Subsidiaries provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, the Company and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.900% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company, a wholly-owned subsidiary.

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

During the three and six months ended June 29, 2024, principal repayments of $9.8 million and $19.6 million, respectively, were made on the Term Loan A Facility and Term Loan B Facility.

There were no borrowings outstanding under the Revolver as of June 29, 2024 or December 31, 2023.

We are in compliance with all the covenants under our debt agreements as of June 29, 2024.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no borrowings outstanding under the overdraft facilities as of June 29, 2024 or December 31, 2023.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 7).

NOTE 12 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Income (loss) from continuing operations	$(105.7)	$8.9	$(101.6)	$7.8
Income (loss) from discontinued operations, net of tax	(2.7)	(0.5)	(4.8)	(2.4)
Net income (loss)	$(108.4)	$8.4	$(106.4)	$5.4
Denominator:
Weighted average shares outstanding for basic EPS	137.1	135.3	136.9	135.1
Dilutive effect of share-based awards	—	1.3	—	1.4
Weighted average shares outstanding for diluted EPS (1)	137.1	136.6	136.9	136.5
(1) In the period of a net loss from continuing operations, diluted shares equal basic shares.

Perrigo Company plc - Item 1
Note 12

Shareholders' Equity

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three and six months ended June 29, 2024 or July 1, 2023.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2023	$17.1	$(4.0)	$(2.4)	$10.7
OCI before reclassifications	25.5	(72.5)	(1.6)	(48.6)
Amounts reclassified from AOCI	(16.3)	—	—	(16.3)
Other comprehensive income (loss)	$9.2	$(72.5)	$(1.6)	$(64.9)
Balance at June 29, 2024	$26.3	$(76.5)	$(4.0)	$(54.2)
For additional details about the effect of the amounts reclassified from AOCI refer to Note 10.

Perrigo Company plc - Item 1
Note 14

NOTE 14 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, asset impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	June 29, 2024
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$0.9	$6.6	$32.6	$0.9	$41.0
Additional charges	2.2	—	34.7	—	36.9
Payments	(2.7)	(1.7)	(23.1)	(0.2)	(27.7)
Non-cash adjustments	(0.1)	—	(6.4)	0.1	(6.4)
Ending balance	$0.3	$4.9	$37.8	$0.8	$43.8

	Six Months Ended
	June 29, 2024
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$0.7	$6.8	$2.9	$1.8	$12.2
Additional charges	5.1	0.1	75.9	0.2	81.3
Payments	(5.2)	(2.0)	(29.8)	(1.3)	(38.3)
Non-cash adjustments	(0.3)	—	(11.2)	0.1	(11.4)
Ending balance	$0.3	$4.9	$37.8	$0.8	$43.8

	Three Months Ended
	July 1, 2023
	Supply Chain Reinvention	HRA Pharma Integration	Other Initiatives	Total
Beginning balance	$0.4	$11.8	$3.4	$15.6
Additional charges	1.4	1.2	4.1	6.7
Payments	(1.8)	(3.5)	(4.0)	(9.3)
Non-cash adjustments	—	0.1	0.3	0.4
Ending balance	$—	$9.6	$3.8	$13.4

	Six Months Ended
	July 1, 2023
	Supply Chain Reinvention	HRA Pharma Integration	Other Initiatives	Total
Beginning balance	$2.2	$13.3	$4.3	$19.8
Additional charges	3.9	2.1	4.2	10.2
Payments	(6.1)	(6.1)	(5.1)	(17.3)
Non-cash adjustments	—	0.3	0.4	0.7
Ending balance	$—	$9.6	$3.8	$13.4

The charges incurred during the three and six months ended June 29, 2024 were primarily associated with actions taken on Project Energize activities. The charges incurred during the three and six months ended July 1, 2023 were primarily associated with actions taken on our multi-year supply chain restructuring program initiative started in 2022, and HRA Pharma integration activities associated with employee separation, continuity and other benefit-related costs.

Perrigo Company plc - Item 1
Note 14

Of the amount recorded during the three and six months ended June 29, 2024, $24.2 million and $39.7 million was related to our CSCI segment and $2.1 million and $18.6 million related to our CSCA segment, and $10.6 million and $23.0 million was related to our Unallocated segment. For all segments, amounts were due primarily to Project Energize. Of the amount recorded during the three and six months ended July 1, 2023, $4.6 million and $6.7 million was related to our CSCI segment, due primarily to supply chain restructuring, and HRA Pharma integration initiatives, and $1.1 million and $2.4 million was related to our CSCA segment, also due primarily to supply chain restructuring initiatives.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $43.8 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year.

NOTE 15 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(42.8)%	60.5%	41.1%	70.8%

The effective tax rate on the pre-tax loss for the three and six months ended June 29, 2024 was largely impacted by the losses recognized in various tax jurisdictions, in both periods, as well as the impacts of accounting for income taxes in interim reporting periods. As a result, a significant variation in the customary relationship between income tax expense and pre-tax book income may occur. Due to the net impact of an inter-company intellectual property sale, estimated worldwide non-deductible expenses, as well as establishing a partial valuation allowance in the United States, we are projecting an income tax expense for the full year ended December 31, 2024, which results in an unusually high annual effective tax rate when applied to the forecasted pre-tax income for the year.

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
Note 15

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

A bench trial was held during the period May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $113.3 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the OTC medication is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court’s decision. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a United States Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on nearly identical ANDA issues as we have before the court. On August 1, 2023, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to the Third Circuit Court decision in Mylan v. Comm’r that ruled in favor of the taxpayer on nearly identical ANDA issues that we have before the court. On August 22, 2022, the parties filed a Notice of New Authority in the refund case alerting the court to a United States Court of Federal Claims decision in Actavis Laboratories v. United States that also ruled in favor of the taxpayer on the ANDA issues. The government appealed the Actavis Laboratories decision to the United States Court of Appeals for the Federal Circuit in December of 2022; oral argument was held on June 7, 2024, and the case is now awaiting decision.

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report ("RAR") with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The 30-day letter proposed, among other modifications, transfer pricing adjustments in connection with the distribution of omeprazole consistent with the IRS position in the prior years in the aggregate amount of $141.6 million and ANDA-related adjustments in the aggregate amount of $21.9 million. We timely filed a protest to the 30-day letter for those additional adjustments but noted that, due to the pending refund litigation described above, IRS Appeals would not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both carryforward issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not sustained, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, an adverse ruling on the omeprazole issue could have a material impact on subsequent periods, with additional tax liability in the range of $25.0 million to $124.0 million, not including interest and any applicable penalties.

The 30-day letter for the 2013-2015 tax years also proposed to reduce Perrigo U.S.'s deductible interest expense for the 2014 tax year and the 2015 tax year on $7.5 billion in certain intercompany debts owed by it to Perrigo Company plc. The debts were incurred in connection with the Elan merger transaction in 2013. On May 7, 2020, the IRS issued a Notice of Proposed Adjustment ("NOPA") capping the interest rate on the debts for U.S. federal tax purposes. On May 5, 2023, we finalized an agreement resulting in settlement of the May 7, 2020 NOPA. In fiscal year 2023 we adjusted our previously established reserves related to this matter. On March 28, 2024, we received a Notice of Assessment and on April 10, 2024 we made the settlement payment.

Perrigo Company plc - Item 1
Note 15

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of June 29, 2024. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 16 - CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of June 29, 2024, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Perrigo Company plc - Item 1
Note 16

paragraph have been consolidated in the In re Generic Pharmaceuticals Pricing Antitrust Litigation multidistrict litigation ("MDL") MDL No. 2724 (United States District Court for Eastern District of Pennsylvania).

The Court has designated three sets of cases to proceed as "bellwethers," meaning that they will proceed on a more expedited basis than the other cases in the MDL. Those cases are (a) class actions alleging "single drug" conspiracies involving Clobetasol and Clomipramine; and (b) the third Complaint filed by the State Attorneys General alleging an overarching conspiracy concerning various topical products (described below). Perrigo was initially named as a defendant in the Clobetasol class bellwether cases, but the classes voluntarily dismissed their claims against Perrigo relating to “single drug” conspiracies involving Clobetasol in May 2023. Discovery closed in the bellwether cases on October 2, 2023. Summary judgment motions in the State bellwether case are currently due September 23, 2024. No trial dates have been set for any of the bellwether cases, or any of the other cases in the MDL.

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

Self-Insured Employer Complaint

On April 4, 2024, nine corporate employers with self-insured health and benefit plans filed a complaint against Perrigo and 35 other generic drug manufacturers alleging a conspiracy to fix, raise, or stabilize prices of scores of generic drug products, most of which were neither made nor sold by Perrigo. The allegations in this complaint, and the products at issue, parallel the allegations in other complaints in the MDL. This case has been transferred into the MDL for pretrial proceedings.

At this stage, we cannot reasonably estimate the outcome of the liability if any, associated with the claims listed in the "Price-Fixing Lawsuits Related to the Company's Former Rx Business", section above. We intend to defend each of these lawsuits vigorously.

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

Perrigo Company plc - Item 1
Note 16

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

On April 5, 2024, the class plaintiffs filed papers seeking Court approval of a settlement between the alleged classes and the defendants for $97 million. Perrigo and the remaining individual defendant agreed to the proposed settlement without any concession of liability or wrongdoing. Because this is a settlement of a class action lawsuit, Court oversight and approval is required. On April 23, 2024, the Court issued an Order of Preliminary Approval of the proposed settlement. A hearing on final approval of the proposed settlement is set for September 5, 2024. If the Court issues a Final Approval Judgment and Order after the final approval hearing, the case will be settled and terminated as to Perrigo, its co-defendant, and other individuals who previously had been named as defendants. We recorded an additional loss provision of $34 million during the first quarter as a result of the pending settlement. The Company funded the $97 million to an escrow account controlled by class counsel under the Court supervision until final approval and relieved the corresponding liability from Other accrued liabilities on the Condensed Consolidated Balance Sheets as of June 29, 2024. The expense is presented within Other operating expense (income), net on the Condensed Consolidated Statements of Operations for the six months ended June 29, 2024.

In addition to the class action, the following opt-out cases have been filed against us, and in some cases, Mr. Papa and Ms. Brown. Mediation efforts and settlement discussions occur from time to time; to the extent settlements

Perrigo Company plc - Item 1
Note 16

cannot be achieved, we intend to defend these lawsuits vigorously. These cases in the New Jersey federal court currently are stayed pending further developments including approval of the settlement of the Roofers' case (discussed above). We anticipate that one or more of the opt-out plaintiffs will take a position that the settlement of the Roofer’s case does not have any direct effect on the opt out cases discussed below. The following lawsuits contain factual allegations and claims that are similar to some or all of the factual allegations and claims in the class actions, but involve different evidence, expert witnesses, and theories of liability:

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

During the quarter ended June 29, 2024, the Company engaged in mediation and settlement discussions in a number of the opt-out cases described above, and, subsequent to the filing of the March 30, 2024 10-Q, we reached settlements in eight of the cases listed above subject to the exchange of final settlement paperwork (cases brought by the following plaintiffs in the order listed above): Mason Capital; Pentwater; WCM Alternatives; Hudson Bay; Discovery Global; York Capital; Burlington; and Universities Superannuation. Those cases have either already been dismissed with prejudice or are anticipated to be dismissed soon. We recorded an additional loss provision during the quarter as a result of these settlements and other reasonable estimates of probable loss regarding other opt-out cases, which is included in the aggregate loss accrual for litigation contingencies described below under "Contingencies Accruals."

In June 2020, three Highfields Capital entities filed a lawsuit in Massachusetts State Court with factual allegations that generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and alleged Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants filed their answers in January 2022 denying liability. This is the only opt out case that has not been stayed during the summary judgment proceedings in the New Jersey federal court. The fact discovery phase in this case ended in March 2024 and expert discovery is underway (including discovery related to some factual allegations that were not part of the discovery in the actions in New Jersey federal court). The Court's current scheduling order provides for the end of expert discovery in August 2024, summary judgment briefing in September and October 2024, oral

Perrigo Company plc - Item 1
Note 16

argument in November 2024, and if summary judgment is not granted in defendants' favor, a trial in February 2025. We intend to continue defending the lawsuit vigorously.

In Israel (cases related to events in 2015-2017)

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv exchange during the period from April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the Mylan tender offer (November 13, 2015). The complaint names as defendants the Company, Ernst & Young LLP (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under Israeli securities laws that are similar to U.S. Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under other Israeli securities laws. In general, the allegations in Israel are similar to the factual allegations in the Roofers' Pension Fund case in the U.S. as described above. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = 0.28 cents). After the other two cases filed in Israel were voluntarily dismissed, the plaintiff in this case agreed to stay this case pending the outcome of the Roofers’ Pension Fund case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our former CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in a securities class action case (for those who purchased on a U.S. exchange) in New York federal court in which the settlement received final approval in February 2022. The Baton case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. Since 2019, the court granted several requests by Perrigo to stay the proceedings pending the resolution of proceedings in the New York federal court. During 2022, the case was reassigned to a newly-appointed judge. After the settlement of the U.S. case in New York federal court, Perrigo's counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The parties then sought further stays of the case while they attempted mediation, which the Court granted. In April 2023, the parties reported to the Court that the mediation had led to a preliminary agreement on settlement. The parties submitted settlement papers to the Court on November 17, 2023. On June 5, 2024, the Court approved the settlement, which will be funded by insurance.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of June 29, 2024, the Company has been named in approximately 110 individual lawsuits seeking compensatory and punitive damages. The Company has several defenses and intends to vigorously defend these lawsuits. Trials for these lawsuits are currently scheduled throughout 2024 and 2025.

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

Perrigo Company plc - Item 1
Note 16

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

After the filing of Amended Complaints, on June 30, 2021, the Court then dismissed all claims against the retail and distributor defendants with prejudice and on July 8, 2021, the Court dismissed all claims against the Company with prejudice. Appeals of these dismissal orders to the U.S. Court of Appeals for the 11th Circuit have been filed, as well as several state level claims related to the theories advanced in the MDL litigation. The Company will continue to vigorously defend each of these lawsuits. In December 2022, the Court granted in full the brand defendants' Daubert motions, finding no scientific causation, and in turn granted summary judgment dismissing the actions with prejudice. The Court later ruled that it was appropriate to apply the same standards to the retail and distributor defendants as well as the generic defendants, and the Court thereby ruled that its Daubert decision applied equally to these defendants as well. Appeals of these orders have been filed to the 11th Circuit.

Excepting the MDL due to the nature of the multiple dismissals as described above, as of June 29, 2024, the Company has been named in approximately 190 personal injury lawsuits, primarily in the state courts of California and Pennsylvania. The Company is named in these lawsuits with manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. The Company believes that it has strong defenses to such claims based on a significant body of scientific evidence, and pursuant to the doctrine of federal preemption. As noted above, the Company has won multiple motions to dismiss in the MDL, most recently in Illinois where the Circuit Court granted in full the Company's motions to dismiss based on federal preemption, as well as additional state court actions in California and Maryland. The Company has also been dismissed from additional state court actions in Pennsylvania, Ohio, New York and New Jersey.

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

Acetaminophen

In October 2022, the Judicial Panel on Multidistrict Litigation consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The acetaminophen MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL have asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. As of June 29, 2024, the Company has not been named as a defendant in any Complaints filed in the MDL. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability. On December 18, 2023, the Court granted in full defendants' motions to exclude testimony of Plaintiffs' general causation expert witnesses, finding Plaintiffs presented no credible evidence of scientific causation between prenatal ingestion of acetaminophen and ASD or ADHD in children. Final judgment has been entered as to the majority of pending cases with an appeal to proceed in the Second Circuit. A small minority of cases were exempted from the Court’s dismissal to enable Plaintiffs to present an additional expert to be evaluated through a similar process as the larger majority to determine if they can withstand scientific causation through this new expert. However, on July 10, 2024, the Court granted in full defendants' motion to exclude testimony of Plaintiffs' new general causation expert witness in this subset of carve out cases for similar reasons as the Court's December 2023 Order. Currently, it is not possible to assess reliably the outcome of these cases or reasonably estimate any potential future financial impact on the Company.

Phenylephrine

In September 2023, the FDA’s Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine (PE) containing products as a nasal decongestant. While

Perrigo Company plc - Item 1
Note 16

the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits have been filed asserting various economic injury claims to consumers. On December 6, 2023, a number of the pending PE actions filed in various federal courts were consolidated into a multi-district litigation ("MDL") (In re: Oral Phenylephrine Marketing and Sales Practices Litigation, MDL No. 3089), pending before the U.S. District Court for the Eastern District of New York. A smaller group of putative class-action lawsuits alleging various PE products also were mislabeled as "Maximum Strength" were initially excluded from the consolidation, but have recently been joined to the MDL. Several individual arbitrations have also been threatened or filed with the American Arbitration Association with similar efficacy allegations. The Court has permitted Plaintiffs’ to file a streamlined and consolidated bellwether Complaint for purposes of testing the Plaintiffs’ case and enabling briefing on threshold issues. Briefing is currently underway on Defendants' consolidated Motion to Dismiss.

At this time, the MDL proceedings are in the early stages. Currently, it is not possible to assess reliably the outcome of these cases or reasonably estimate any potential future financial impact on the Company. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. Except as otherwise discussed for specific matters above, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At June 29, 2024, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was $25.9 million. The Company also recorded an insurance recovery receivable of $17.2 million related to the 2014 Policy (see "Insurance Coverage Litigation" below), which is reflected on the balance sheet in Prepaid expenses and other current assets because we believe such amount is recoverable based on communications with its insurers to date. The Company may erode this insurance receivable as it incurs defense costs associated with defending the matters and may increase the receivable if additional limits are made available under the 2015 and 2016 Policies as described below. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates, nor any assurance as to the amount of such final costs that will be covered by insurance as described below. In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 (the "2015 Policy") and December 2016 (the "2016 Policy"), respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The insurers on the policy period beginning December 2014 (the "2014 Policy") are currently providing coverage for those matters. However, if the insurers were successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenged aspects of coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020. Perrigo responded in the High Court proceedings on November 1, 2021; Perrigo’s defense and counterclaim included its position that the 2015 Policy and 2016 Policy also provide coverage for the underlying securities litigation matters and sought a ruling to that effect. The discovery stage of the case occurred in 2022, and a bench trial was held in mid-November 2023. In January 2024, the High Court delivered its judgment rejecting the insurers' position that Perrigo's insurance coverage is limited to the 2014 Policy. The High Court held additional hearings in April and July 2024 to hear the parties' submissions concerning under which of the 2014, 2015, and 2016 Policies Perrigo is entitled to coverage. The High Court delivered judgments in May and July 2024, finding that coverage is available to Perrigo under each

Perrigo Company plc - Item 1
Note 16

of the 2014 Policy, 2015 Policy and 2016 Policy. The insurers have 28 days after the order is finalized to seek an appeal of the three judgments of the High Court.

NOTE 17 - SEGMENT INFORMATION

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	June 29, 2024	December 31, 2023
CSCA	$4,752.6	$4,952.9
CSCI	5,644.7	5,856.2
Total	$10,397.3	$10,809.1

	Three Months Ended
	June 29, 2024			July 1, 2023
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$634.1	$69.3	$15.1	$750.8	$97.7	$14.7
CSCI	431.3	(10.3)	42.4	442.4	8.8	54.7
Unallocated	—	(85.5)	—	—	(49.7)	—
Continuing Operations Total	$1,065.5	$(26.5)	$57.5	$1,193.1	$56.8	$69.3

	Six Months Ended
	June 29, 2024			July 1, 2023
	Net Sales	Operating income (loss)	Intangible Asset Amortization	Net Sales	Operating income (loss)	Intangible Asset Amortization
CSCA	$1,278.3	$85.0	$29.7	$1,514.4	$181.0	$28.6
CSCI	869.3	16.2	86.2	860.4	30.0	106.1
Unallocated	—	(182.9)	—	—	(105.6)	—
Continuing Operations Total	$2,147.5	$(81.7)	$115.9	$2,374.8	$105.4	$134.7

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

Perrigo provides access to trusted self-care products that can be procured without the need to visit a doctor for a prescription. Guided by our vision and purpose, our strategic goal is to create sustainable and value accretive growth by 1) delivering consumer preferred brands and innovation, 2) driving category growth with our customers, 3) powering our business with our world-class quality and supply chain, including a focus on sustainability with meaningful goals to reduce greenhouse gas emissions, water, and waste, in addition to improving the recyclability of our packaging, and 4) evolving our global organization to a single operating model. Our unique competency is to deliver a blended-branded business model of branded, value and store brand product offerings that provide consumers access to self-care products across the value spectrum.

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe with no one product representing more than 3% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, nutrition and women's health, along with brands including Opill® and Mederma®. In Europe, our portfolio consists primarily of brands, including Compeed®, EllaOne®, Solpadeine®, and ACO®.

Several initiatives are advancing our self-care strategy, including the implementation of our Supply Chain Reinvention Program and Project Energize, a global investment and efficiency program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results.

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

Perrigo Company plc - Item 2
Executive Overview

We previously had an Rx segment comprised of our generic prescription pharmaceuticals business in the U.S. and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report. See Item 1. Note 4 for more information.

Recent Developments

•On April 25, 2024, we announced a binding offer to sell the HRA Pharma Rare Diseases business (the "Rare Diseases Business") to Esteve Healthcare, S.L. ("ESTEVE") for total consideration of up to €275 million, consisting of an upfront cash payment of €190 million and up to €85 million in potential earnout payments based on the Rare Diseases Business achieving certain sales milestones. The sale of the Rare Diseases Business was completed on July 10, 2024. See Item 1. Note 3 for more information.

•Several leadership changes were announced during the three months ended June 29, 2024:

•Effective July 31, 2024, Svend Andersen will no longer serve as Executive Vice President and President, CSCI of the Company and all relevant subsidiaries and affiliates. Roberto Khoury, a strong leader with more than 20 years of experience cultivating successful branded consumer products and pan-European brands, has been appointed to lead the business effective August 1, 2024.

•Effective May 30, 2024, Kyle Hanson stepped down from her position as EVP, General Counsel and Corporate Secretary of the Company. The Company announced the appointment of Todd Kingma as Interim EVP, General Counsel and Corporate Secretary, effective May 30, 2024 to serve in the Interim role while the Company seeks a successor to Ms. Hanson.

•On June 7, 2024, Dr. Grainne Quinn, Executive Vice President & Chief Medical Officer, announced her intent to leave the Company effective July 31, 2024.

Supply Chain Reinvention Program

In 2022, we initiated our Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply chain. Through this initiative, we are reducing portfolio complexity, investing in advanced planning capabilities, diversifying sourcing, and optimizing our manufacturing assets and distribution models. We have identified a total annual run-rate potential savings opportunity by the end of fiscal year 2028 of between an estimated $200 million to $300 million per year (not taking into account depreciation expense on capital investments related to the program) if all facets of the Program are successfully implemented and executed. To obtain these potential benefits, we anticipate incurring aggregate costs of between $350 million to $570 million by the end of fiscal year 2028 to complete the program implementation, including capital investments, restructuring expenses, and implementation costs. A significant portion of the annual run-rate potential savings of the Program, between $150 million to $200 million per year (not taking into account depreciation expense on capital investments related to the program), are anticipated by the end of fiscal year 2025, along with associated potential spend of between $300 million and $450 million. Year to date, Supply Chain Reinvention Program has achieved gross savings of $23 million. Refer to Item 1. Note 14 for further details on restructuring charges.

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

Perrigo Company plc - Item 2
Executive Overview

Project Energize was initiated in the first quarter of 2024, subject to local law and consultation requirements, and is expected to deliver an annualized pre-tax savings in the range of $140 million to $170 million by 2026. The Company expects to reinvest approximately $40 million to $60 million of these savings to drive its blended-branded business model. Restructuring and related charges associated with these actions are estimated to be in the range of $140 million to $160 million, including $20 million to $40 million in investments to enhance capabilities, and are expected to be substantially incurred by the end of 2026. Restructuring activities as part of Project Energize are expected to result in the net reduction of approximately 6% of total Perrigo roles. Year to date, Project Energize has achieved gross savings of approximately $53 million.

U.S. Department of Justice Antitrust Division Investigation

On July 29, 2024, the Antitrust Division of the U.S. Department of Justice advised us that it no longer considers Perrigo a subject or target of the division’s grand jury investigation of antitrust violations in the generic drug industry. That investigation had stemmed from the Company’s Rx Pharmaceuticals business, which was divested in 2021.

Market Factors and Trends

Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including impacts from rising inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest and uncertainty magnified by the 2024 U.S. presidential election and legislative and regulatory changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.

Our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

Inflationary Costs and Supply Chain

As the war in Ukraine continues, supply chain disruptions in specific categories such as oil, agricultural and paper based commodities continue to lead to inflationary pressures in those areas. Additionally, we experienced employment vacancies and attrition as the labor market negatively impacted productivity and drove the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have begun to substantially offset the impacts of inflation, and the global freight constraints in availability of freight containers and truck drivers has normalized. However, future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine, Israel and Hamas and in the Red Sea are uncertain.

Infant Formula

As part of its efforts to prevent supply interruptions and risk of Cronobacter spp. illnesses associated with powdered infant formula, in March 2023, the FDA released an “Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market” and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula. In response to those changes, we made considerable investments in all our infant formula manufacturing sites, including enhanced cleaning and sanitation protocols, enhancements to our environmental monitoring programs, enhanced quality oversight and increasing the number of quality and operations personnel. These changes resulted in higher costs and lower manufacturing output and production yields across our infant formula network.

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

Perrigo Company plc - Item 2
Executive Overview

The Company also bolstered its internal resources and brought in additional outside expertise to help revise, enhance and strengthen comprehensive standards and processes across our infant formula network, including in some instances, pausing production for comprehensive cleaning and infrastructure improvements. Any planned large-scale manufacturing plant resets have now been completed, and the Company is implementing the next phase of our quality enhancements, including further protocol, process and procedural improvements at the site level, and additional investments to upgrade infrastructure. We do not expect these continuing improvements to result in extended shutdowns beyond typical planned maintenance activities.

Currently, all sites are up and running and have returned to reliable, quality-assured production with recent output across the network near 2023 levels. Our focus now lies in rebuilding customer service levels and getting these critical products back on the shelves for consumers who need high-quality, affordable infant formula.

We have incurred and expect to incur certain extraordinary non-recurring costs associated with the evolving U.S. infant formula regulatory landscape, including consulting and legal fees relating to the Company’s responses to the FDA and the development and institution of new protocols across our infant formula manufacturing sites, as well as other costs relating to the extended cleaning and sanitization and the pausing and restarting of production. Cash costs in 2024 to achieve this remediation plan are estimated at $15 to $20 million, of which approximately $10.5 million were incurred during the first two quarters. We also expect higher ongoing operating costs at our infant formula manufacturing sites moving forward as we continue to implement our enhanced program with additional internal capabilities. Due to these costs and the unabsorbed overhead and depressed sales volumes resulting from these actions, infant formula results in 2024 are expected to be below 2023 levels.

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

Middle East Conflicts

We continue to closely monitor the ongoing Israel/Hamas conflict and the social, political and economic environment in Israel and in the surrounding region to evaluate the impacts on our operations and supply chain. Israel is a global technology research and development center that plays a critical role to the global API market, as a number of key suppliers are located within Israel. The Company sources some raw materials and finished goods from suppliers in Israel for certain self-care products, including Omeprazole. Despite this situation, to date, Perrigo has confirmed that our suppliers in the region have active operations and continue to manufacture materials for us, and we have not received any reports of restrictions on imports or exports in Israel. However, there is potential for some disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. If the conflict spreads or materially escalates, or if the conflict leads to further volatility and uncertainty in financial markets or economic conditions, the impact on our business and results of operations could be material. This includes the related events developing in the Red Sea and their potential to disrupt supply chains and lead to further inflationary pressures which we are also continuing to monitor closely.

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

Perrigo Company plc - Item 2
Executive Overview

fluctuations, especially in the Euro or the British Pound Sterling, have had, and could continue to have, a significant impact on our net sales, net earnings and cash flows.

RESULTS OF OPERATIONS

Currency Translation

Any currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three and six months ended June 29, 2024 at the average exchange rates for the reporting period and average exchange rates for the three and six months ended July 1, 2023.

CONSOLIDATED FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	June 29, 2024	July 1, 2023
Net sales	$1,065.5	$1,193.1
Gross profit	$394.7	$428.0
Gross profit %	37.0%	35.9%
Operating (loss) income	$(26.5)	$56.8
Operating (loss) income %	(2.5)%	4.8%

Net sales decreased $127.6 million, or 10.7%, due primarily to:
•$108.4 million decrease, or 9.1%, due primarily to lower net sales in U.S. Nutrition driven by actions to augment and strengthen the infant formula network and lower net sales in Upper Respiratory and Pain & Sleep Aids categories. These factors were partially offset by strategic pricing actions and new products; and
•$10.9 million decrease from unfavorable foreign currency translation; and
•$8.3 million decrease from exited product lines.

Operating income decreased $83.3 million, or 146.7%, due primarily to:

•$33.3 million decrease in gross profit driven by lower manufacturing productivity within U.S. Nutrition driven by actions to augment and strengthen the infant formula network, and lower net sales volumes and unfavorable manufacturing absorption. These factors were partially offset by higher gross profit flow-through from strategic pricing actions and savings achieved through Supply Chain Reinvention and Project Energize activities. Gross profit as a percentage of net sales increased 120 basis points compared to the prior year due to benefits from purposeful SKU prioritization actions in addition to the same factors that drove gross profit.

•$50.0 million increase in operating expenses due primarily to the impairment charges recognized as part of the assets held for sale of the Rare Diseases Business, increased expenses associated with Project Energize and Supply Chain Reinvention activities and an additional provision for litigation contingencies; partially offset by savings from Project Energize and Supply Chain Reinvention activities.

Perrigo Company plc - Item 2
Consolidated

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	June 29, 2024	July 1, 2023
Net sales	$2,147.5	$2,374.8
Gross profit	$752.4	$841.9
Gross profit %	35.0%	35.5%
Operating (loss) income	$(81.7)	$105.4
Operating (loss) income %	(3.8)%	4.4%

Net sales decreased $227.3 million, or 9.6%, due primarily to:
•$189.8 million decrease, or 8.1%, due primarily to lower net sales in U.S. Nutrition driven by actions to augment and strengthen the infant formula network, lower net sales in Upper Respiratory and Pain & Sleep Aids categories and purposeful SKU prioritization actions to enhance margins as part of the Company's Supply Chain Reinvention Program across most product categories. These factors were partially offset by strategic pricing actions and new products.
•$23.5 million decrease from exited product lines; and

•$14.0 million decrease from unfavorable foreign currency translation.
Operating income decreased $187.1 million, or 177.5%, due primarily to:

•$89.5 million decrease in gross profit driven by lower manufacturing productivity within U.S. Nutrition driven by actions to augment and strengthen the infant formula network, lower sales volume/mix, lower manufacturing volumes within OTC, and increased expenses associated with Project Energize and Supply Chain Reinvention, partially offset by higher gross profit flow-through from strategic pricing actions, new products and savings achieved through Supply Chain Reinvention and Project Energize. Gross profit as a percentage of net sales decreased 40 basis points compared to the prior year due to the same factors that drove gross profit; and
•$97.6 million increase in operating expense due primarily to increased expenses associated with Supply Chain Reinvention and Project Energize and impairment charges recognized as part of the assets held for sale of the Rare Diseases Business; which were partially offset by decreased selling expenses and savings from Project Energize.
CONSUMER SELF-CARE AMERICAS FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	June 29, 2024	July 1, 2023
Net sales	$634.1	$750.8
Gross profit	$189.7	$224.5
Gross profit %	29.9%	29.9%
Operating income	$69.3	$97.7
Operating income %	10.9%	13.0%

Net sales decreased $116.7 million, or 15.5%, due primarily to:

•$112.9 million decrease, or 15.1%, due primarily to lower net sales in U.S. Nutrition driven by actions to augment and strengthen the infant formula network, and lower net sales in the Upper Respiratory and Pain & Sleep Aids categories due to lower seasonal demand and SKU prioritization actions to enhance margins. These factors were partially offset by growth in e-commerce and new products, including Opill®, and the Healthy Lifestyle category; and
•$3.5 million decrease from exited product lines.

Perrigo Company plc - Item 2
CSCA

CSCA net sales by product category were as follows:

Sales	Three Months Ended
(in millions, except percentages)(1)	June 29, 2024	July 1, 2023	$ Change	% Change
Digestive Health	$126.0	$126.1	$(0.1)	(0.1)%
Upper Respiratory	118.8	137.3	(18.5)	(13.5)%
Nutrition	86.1	168.1	(82.0)	(48.8)%
Pain and Sleep-Aids	81.6	96.7	(15.1)	(15.6)%
Oral Care	73.2	75.5	(2.3)	(3.0)%
Healthy Lifestyle	69.1	66.5	2.6	3.9%
Skin Care	57.1	61.8	(4.7)	(7.6)%
Women's Health	16.8	12.8	4.0	31.3%
Vitamins, Minerals, and Supplements ("VMS")	5.3	5.0	0.3	6.0%
Other CSCA	0.1	1.0	(0.9)	(90.0)%
Total CSCA	$634.1	$750.8	$(116.7)	(15.5)%

(1) We updated our global reporting product categories as a result of legacy sales being moved out of Other CSCA and into respective categories. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.

Sales in each category were driven primarily by:

•Digestive Health: Net sales of $126.0 million decreased 0.1% as higher volumes of antacid products, including Famotidine and Esomeprazole, and laxative products, including Polyethylene Glycol, were more than offset by lower volume of Omeprazole and 0.8 percentage points reduction from exited product lines and portfolio optimization actions.
•Upper Respiratory: Net sales of $118.8 million decreased 13.5% due primarily to lower consumer demand for cough cold and allergy products. The category was also impacted by 8.4 percentage points reduction from exited product lines and portfolio optimization actions in addition to net lost distribution of lower margin products. These dynamics more than offset strong double-digit growth of Nasonex®.
•Nutrition: Net sales of $86.1 million decreased 48.8% due primarily to lower shipments to customers as the company works through its infant formula plant remediation plans, in addition to a 0.4 percentage points reduction from exited product lines.
•Pain and Sleep-aids: Net sales of $81.6 million decreased 15.6% due primarily to net lost distribution of lower margin products, in addition to a 1.1 percentage point reduction from exited product lines and purposeful SKU prioritization actions.
•Oral Care: Net sales of $73.2 million decreased 3.0% due primarily to lower distribution at specific retail customers partially offset by higher net sales of Reach® and Firefly® toothbrushes.
•Healthy Lifestyle: Net sales of $69.1 million increased 3.9% due primarily to higher net sales of nicotine lozenges, including the new product launch of the Nicotine Ice Mint Lozenge.
•Skin Care: Net sales of $57.1 million decreased 7.6% due primarily to lower contract manufacturing sales and a 2.2 percentage point reduction from exited product lines and portfolio optimization actions. These dynamics more than offset strong double-digit growth of Mederma®.
•Women's Health: Net sales of $16.8 million increased 31.3% due primarily to the recent launch of Opill®, which was partially offset by a 5.2 percentage point reduction from exited product lines; and,
•VMS and Other: Net sales of $5.4 million decreased 10.0% due primarily to volume decline in the Other category.

Perrigo Company plc - Item 2
CSCA

Operating income decreased $28.4 million, or 29.1%, due primarily to:

•$34.8 million decrease in gross profit due primarily to lower net sales volumes in U.S. Nutrition driven by actions to augment and strengthen the infant formula network and unfavorable manufacturing absorption in OTC; partially offset by higher gross profit flow-through from strategic pricing actions and savings from Supply Chain Reinvention and Project Energize activities. Gross profit as a percentage of net sales remained flat compared to the prior year due to the same factors that impacted gross profit.

•$6.4 million decrease in operating expenses due primarily to lower administrative and employee expenses.

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	June 29, 2024	July 1, 2023
Net sales	$1,278.3	$1,514.4
Gross profit	$343.3	$435.3
Gross profit %	26.9%	28.7%
Operating income	$85.0	$181.0
Operating income %	6.6%	12.0%
Net sales decreased $236.1 million, or 15.6%, due primarily to:
•$223.1 million decrease, or 14.9%, due primarily to lower net sales in U.S. Nutrition driven by actions to augment and strengthen the infant formula network, SKU prioritization actions to enhance margins and lower net sales in the Upper Respiratory and Pain & Sleep Aids categories due to lower seasonal demand. These factors were partially offset by growth in e-commerce and new products, including Opill®; and
•$12.8 million decrease from exited product lines.

CSCA net sales by product category were as follows:

Sales	Six Months Ended
(in millions, except percentages)(1)	June 29, 2024	July 1, 2023	$ Change	% Change
Upper Respiratory	$249.1	$291.0	$(41.9)	(14.4)%
Digestive Health	248.2	250.1	(1.9)	(0.8)%
Nutrition	176.7	306.6	(129.9)	(42.4)%
Pain and Sleep-Aids	164.2	200.1	(35.9)	(17.9)%
Healthy Lifestyle	140.4	139.9	0.5	0.4%
Oral Care	137.9	158.8	(20.9)	(13.2)%
Skin Care	106.7	131.6	(24.9)	(18.9)%
Women's Health	44.0	25.1	18.9	75.3%
VMS	9.5	9.5	—	—%
Other CSCA	1.6	1.7	(0.1)	(5.8)%
Total CSCA	$1,278.3	$1,514.4	$(236.2)	(15.6)%
(1) We updated our global reporting product categories as a result of legacy sales being moved out of Other CSCA and into respective categories. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.
Sales drivers in each category are provided below:
•Upper Respiratory: Net sales of $249.1 million decreased 14.4% due primarily to lower consumer demand for cough cold and allergy products, resulting in lower net sales in addition to net lost distribution of lower margin products. The category was also impacted by a 5.4 percentage points reduction from exited product lines and portfolio optimization actions. These headwinds more than offset strong growth of Nasonex®;

Perrigo Company plc - Item 2
CSCA

•Digestive Health: Net sales of $248.2 million decreased 0.8% as higher volumes of antacid and laxative products, including Polyethylene Glycol, were more than offset by a 3.1 percentage points reduction from exited product lines and portfolio optimization actions and lower volume of Omeprazole;
•Nutrition: Net sales of $176.7 million decreased 42.4% due primarily to lower shipments to customers as the company works through its infant formula plant remediation plans in addition to a 1.0 percentage points decline from exited product lines in the category;
•Pain and Sleep-aids: Net sales of $164.2 million decreased 17.9% due primarily to net lost distribution of lower margin products, purposeful SKU prioritization actions and exited product lines, which had an aggregate negative impact of 7.2 percentage points. In addition, inventory reductions by U.S. retail customers resulted in lower net sales of pain and sleep-aid products;
•Healthy Lifestyle: Net sales of $140.4 million increased 0.4% due primarily to higher net sales of nicotine lozenges, including the new product launch of the Nicotine Ice Mint Lozenge, partially offset by inventory de-stocking at U.S. retail customers and lower category consumption compared to the prior year period;
•Oral Care: Net sales of $137.9 million decreased 13.2% due primarily to lower distribution at specific retail customers and the comparison to strong sales in the prior year as customers normalized inventories, partially offset by higher net sales of Reach® and Firefly® toothbrushes;
•Skin Care: Net sales of $106.7 million decreased 18.9% due primarily to portfolio optimization actions and exited product lines, which had an aggregate negative impact of 17.4 percentage points. These headwinds more than offset strong, double digit, growth of Mederma®;
•Women's Health: Net sales of $44.0 million increased 75.3% due primarily to the new product launch of Opill®, which was partially offset by an 8.2 percentage point reduction from exited product lines; and
•VMS and Other: Net sales of $11.1 million decreased 0.9% due primarily to volume decline in the Other category.
Operating income decreased $96.0 million, or 53.0%, due primarily to:

•$92.0 million decrease in gross profit due primarily to lower net sales and manufacturing productivity in U.S. Nutrition driven by actions to augment and strengthen the infant formula network and lower manufacturing volumes in OTC; partially offset by new products and savings achieved through Supply Chain Reinvention and Project Energize activities. Gross profit as a percentage of net sales decreased 180 basis points compared to the prior year due to the same factors that impacted gross profit, partially offset by favorable product mix, including higher margin new products.

•$4.0 million increase in operating expenses due primarily to Supply Chain Reinvention and Project Energize activities; which were partially offset by decreased distribution expenses and research and development expenses.

CONSUMER SELF-CARE INTERNATIONAL FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	June 29, 2024	July 1, 2023
Net sales	$431.3	$442.4
Gross profit	$205.0	$203.6
Gross profit %	47.5%	46.0%
Operating (loss) income	$(10.3)	$8.8
Operating (loss) income %	(2.4)%	2.0%

Net sales decreased $11.1 million, or 2.5%, due primarily to:
•$10.8 million decrease from unfavorable foreign currency translation; and
•$4.8 million decrease from exited product lines; partially offset by
•$4.6 million increase, or 1.0%, due primarily to growth in the Skin Care and Women's Health categories stemming from market share gains in key brands, strategic pricing actions and new products, partially offset

Perrigo Company plc - Item 2
CSCI

by lower net sales in the Upper Respiratory and Pain & Sleep Aids categories due to lower seasonal demand and supply constraints.

CSCI net sales by product category were as follows:

Sales	Three Months Ended
(in millions, except percentages)	June 29, 2024	July 1, 2023	$ Change	% Change
Skin Care	$127.7	$123.0	$4.7	3.8%
Healthy Lifestyle	57.5	60.6	(3.1)	(5.1)%
Upper Respiratory	50.7	64.9	(14.2)	(21.9)%
Pain and Sleep-Aids	50.3	52.8	(2.5)	(4.7)%
VMS	39.9	41.5	(1.6)	(3.9)%
Women's Health	36.9	31.9	5.0	15.7%
Oral Care	23.0	21.6	1.4	6.5%
Digestive Health	8.5	10.4	(1.9)	(18.3)%
Other CSCI	36.8	35.7	1.1	3.1%
Total CSCI	$431.3	$442.4	$(11.1)	(2.5)%
Sales in each category were driven primarily by:

•Skin Care: Net sales of $127.7 million increased 3.8%, inclusive of a 4.8% unfavorable effect of currency translation, due to strong growth in store brands and Compeed driven by market share gains, higher net sales within the Sebamed brand portfolio, and the absence of prior year distribution transitions;
•Healthy Lifestyle: Net sales of $57.5 million decreased 5.1%, inclusive of a 5.0% unfavorable effect of currency translation, as higher consumption for anti-parasite products including Paranix, were more than offset by lower category consumption in weight loss, impacting XLS Medical;
•Upper Respiratory: Net sales of $50.7 million decreased 21.9%, inclusive of a 0.4% unfavorable effect of currency translation, due primarily to lower seasonal demand for cough cold and allergy products throughout Europe and supply constraints on several products;
•Pain & Sleep-Aids: Net sales of $50.3 million decreased 4.7%, inclusive of a 0.1% unfavorable effect of currency translation, due primarily to lower net sales of Solpadeine, due primarily to supply constraints, and lower net sales of store brand products due primarily to lower seasonal demand for pain products, partially offset by higher net sales of Tiger Balm for muscle relief;
•VMS: Net sales of $39.9 million decreased 3.9%, inclusive of a 1.0% unfavorable effect of currency translation, due primarily to lower net sales of nutraceutical products, including Arterin and Granufink, stemming from lower consumption. These dynamics were partially offset by higher net sales of Abtei and promotional phasing of Davitamon;
•Women's Health: Net sales of $36.9 million increased 15.7%, inclusive of a 1.3% unfavorable effect of currency translation, due primarily to higher net sales of contraceptive products including EllaOne, driven by market share gains and the absence of prior year distribution transitions;
•Oral Care: Net sales of $23.0 million increased 6.5%, inclusive of a 0.2% unfavorable effect of currency translation, due primarily to higher net sales of Plackers and store brand offerings; and,
•Digestive Health and Other: Net sales of $45.3 million decreased 1.7%, inclusive of a 1.3% unfavorable effect of currency translation, as higher net sales of Clément – Thékan and Omron were more than offset by lower net sales of Kijimea.

Perrigo Company plc - Item 2
CSCI

Operating income decreased $19.1 million, or 217.0%, due primarily to:
•$1.4 million increase in gross profit due primarily to higher gross profit flow-through from strategic pricing actions, new products, and Supply Chain Reinvention savings, partially offset by lower volume/mix and cost of goods sold inflation. Gross profit as a percentage of net sales increased 150 basis points compared to the prior year due to the same factors impacting gross profit; more than offset by

•$20.5 million increase in operating expenses due primarily to impairment charges recognized as part of the assets held for sale of the Rare Diseases Business, and increased expenses associated with Supply Chain Reinvention and Project Energize activities; which were partially offset by savings from Project Energize.

Six Month Comparison

	Six Months Ended
(in millions, except percentages)	June 29, 2024	July 1, 2023
Net sales	$869.3	$860.4
Gross profit	$409.2	$406.6
Gross profit %	47.1%	47.3%
Operating income	$16.2	$30.0
Operating income %	1.9%	3.5%

Net sales increased $8.9 million, or 1.0%, due primarily to:
•$33.3 million increase, or 3.9%, due primarily to growth in the Skin Care and Women's Health categories stemming from strategic pricing actions and new products, partially offset by lower net sales in the Upper Respiratory category due to lower seasonal demand and supply constraints; partially offset by
•$13.8 million decrease from unfavorable foreign currency translation; and
•$10.7 million decrease from exited product lines.

CSCI net sales by product category were as follows:

Sales	Six Months Ended
(in millions, except percentages)	June 29, 2024	July 1, 2023	$ Change	% Change
Skin Care	$242.4	$206.4	$36.0	17.4%
Healthy Lifestyle	122.1	127.0	(4.9)	(3.8)%
Upper Respiratory	119.8	149.7	(29.9)	(20.0)%
Pain and Sleep-Aids	101.7	102.7	(1.0)	(1.0)%
VMS	84.5	89.3	(4.8)	(5.4)%
Women's Health	68.9	61.0	7.9	13.0%
Oral Care	51.7	50.7	1.0	2.0%
Digestive Health	18.0	19.2	(1.2)	(6.3)%
Other CSCI	60.1	54.4	5.7	10.5%
Total CSCI	$869.3	$860.4	$8.9	1.0%
Sales in each category were driven primarily by:

•Skin Care: Net sales of $242.4 million increased 17.4%, inclusive of a 4.3% unfavorable effect of currency translation, due to strong growth in Compeed® driven by the new product launch of Compeed Spots, and the absence of prior year distribution transitions. Category growth was also driven by improved performance within the Sebamed® brand portfolio;
•Healthy Lifestyle: Net sales of $122.1 million decreased 3.8%, inclusive of a 6.3% unfavorable effect of currency translation, due primarily to higher consumption of anti-parasite products including, Jungle Formula and Paranix, partially offset by lower category consumption in weight loss, impacting XLS Medical;

Perrigo Company plc - Item 2
CSCI

•Upper Respiratory: Net sales of $119.8 million decreased 20.0%, inclusive of an 0.8% favorable effect of currency translation, due primarily to lower net sales of cough cold products stemming from lower incidence of cough cold throughout the E.U. compared to the prior year and supply constraints on several products in the category;
•Pain & Sleep-Aids: Net sales of $101.7 million decreased 1.0%, inclusive of a 1.8% favorable effect of currency translation, due primarily to lower net sales of Solpadeine and lower net sales of store brand products, partially offset by higher net sales of Tiger Balm for muscle relief;
•VMS: Net sales of $84.5 million decreased 5.4%, inclusive of a 0.1% favorable effect of currency translation, due primarily to lower net sales of Granufink and Arterin, stemming from lower consumption. These dynamics were partially offset by higher net sales of Abtei and promotional phasing of Davitamon;
•Women's Health: Net sales of $68.9 million increased 13.0%, inclusive of a 0.6% unfavorable effect of currency translation, due primarily to higher net sales of contraceptive products including EllaOne®, driven by market share gains and the absence of prior year distribution transitions;
•Oral Care: Net sales of $51.7 million increased 2.0%, inclusive of a 1.1% favorable effect of currency translation, due primarily to higher net sales of Plackers and store brand offerings;
•Digestive Health and Other: Net sales of $78.1 million increased 6.1%, inclusive of a 0.5% unfavorable effect of currency translation, due primarily to higher net sales of store brand digestive health products.
Operating income decreased $13.8 million, or 46.0%, due primarily to:
•$2.6 million increase in gross profit due primarily to higher gross profit flow-through from strategic pricing actions, new products, and Supply Chain Reinvention savings, partially offset by lower volume/mix and cost of goods sold inflation. Gross profit as a percentage of net sales decreased 20 basis points compared to the prior year due to the same factors impacting gross profit being more than offset by unfavorable product mix driven in part by supply constraints; more than offset by
•$16.4 million increase in operating expenses due primarily to impairment charges recognized as part of the assets held for sale of the Rare Diseases Business and increased expenses associated with Project Energize and Supply Chain Reinvention activities; which were partially offset by decreased selling expenses and savings from Project Energize.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Six Months Ended
June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
$85.5	$49.7	$182.8	$105.6

The increase of $35.8 million in unallocated expenses during the three months ended June 29, 2024, and the increase of $77.2 million in unallocated expenses during the six months ended June 29, 2024, compared to the prior year periods was due primarily to an increase in expenses for litigation as well as restructuring associated primarily with Project Energize.

Interest expense, net, and Other expense (income), net

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest expense, net	$44.1	$44.0	$87.1	$87.6
Other expense (income), net	$3.4	$(9.7)	$3.8	$(9.0)

Interest expense, net during the three and six months ended June 29, 2024 was comparable to the prior year periods.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

The $13.1 million decrease in Other expense (income), net for the three months ended June 29, 2024 compared to the prior year period was due primarily to the absence of higher prior year milestone income related to legacy royalty rights.

The $12.8 million decrease in Other expense (income), net for the six months ended June 29, 2024 compared to the prior year period was due primarily to the same factors as noted above.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Six Months Ended
June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(42.8)%	60.5%	41.1%	70.8%

The effective tax rate on the pre-tax loss for the three and six months ended June 29, 2024 was largely impacted by losses recognized in various tax jurisdictions, in both periods, as well as the impacts of accounting for income taxes in interim reporting periods. As a result, a significant variation in the customary relationship between income tax expense and pre-tax book income may occur. Due to the net impact of an inter-company intellectual property sale, estimated worldwide non-deductible expenses, as well as establishing a partial valuation allowance in the United States, we are projecting an income tax expense for the full year ended December 31, 2024, which results in an unusually high annual effective tax rate when applied to the forecasted pre-tax income for the year. Although a significant tax benefit has been recorded on the losses for the six months ended June 29, 2024, a tax expense has been recorded for the three months ended June 29, 2024, and as noted above, we are projecting an income tax expense for the full year ended December 31, 2024.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Overview

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the war in Ukraine and conflict between Israel and Hamas and related developments in the Red Sea, inflation and interest rates, the status of material contingent liabilities, recent financial market volatility and other uncertainties. Subject to relevant restrictions under our debt agreements, our cash requirements for other purposes and other factors management deems relevant, we may from time to time use available funds to redeem, repurchase or refinance our debt in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate (which may be below par).

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Restricted Cash

(in millions)	June 29, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$542.8	$751.3
Working capital(1)	$1,128.2	$935.9
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

Cash Flows

The following table includes summarized cash flow activities:

	Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	$ Change
Net cash from operating activities	$8.1	$72.3	$(64.2)
Net cash for investing activities	(96.8)	(24.0)	(72.8)
Net cash for financing activities	(110.2)	(99.3)	(10.9)
Effect of exchange rate changes on cash and cash equivalents	(9.6)	5.5	(15.1)
Net decrease in cash and cash equivalents	$(208.5)	$(45.5)	$(163.0)

Net cash from Operating Activities

The $64.2 million decrease in operating cash flow was primarily driven by the change in accrued income taxes, partially offset by an increase in cash flow from the change in net earnings after adjustments for items including restructuring, settlement of interest rate derivatives and impairment charges. The interest rate derivatives were settled in conjunction with foreign currency derivatives presented in investing activities, which resulted in a net cash inflow of $0.1 million.

Net cash for Investing Activities

The $72.8 million decrease in investing cash flow was due primarily to the settlement of foreign currency derivatives in the current period and the absence of higher proceeds received in the prior year from royalty rights. The foreign currency derivatives were settled in conjunction with interest rate derivatives presented in operating activities, which resulted in a net cash inflow of $0.1 million after adjustments for accrued interest.

Net cash for Financing Activities

The $10.9 million decrease in financing cash flow was due primarily to payments on our Senior Secured Credit Facilities and an increase in other financing payments compared to the prior year.

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

On December 15, 2023, we and the Borrower entered into Amendment No. 1, an Incremental Assumption Agreement (the "Amendment") to the Credit Agreement. The Amendment provides for a fungible add on to the 2022 Term B Loans in an aggregate principal amount of $300.0 million (the "Incremental Term B Loans" and together with the 2022 Term B Loans, the “Term B Loans”). The terms of the Incremental Term B Loans, including pricing and maturity, are identical to the 2022 Term B Loans. The Term B Loans will mature on April 20, 2029. The net proceeds from the Incremental Term B Loans were used to settle the cash tender offer by Perrigo Finance for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 ("2024 Notes"). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest). Refer to Item 1. Note 11.

As of June 29, 2024 and December 31, 2023, we had $1,838.6 million and $1,858.1 million, respectively, outstanding under our Term Loan A Facility and Term Loan B Facility. Our short-term debt as of June 29, 2024 of $440.8 million is comprised of (i) the remaining portion of the 3.900% Senior Notes due 2024, (ii) amortization payments for the Term A Loans and the Term B Loans and (iii) lease payments.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in December 2024.

We are in compliance with all the covenants under our debt agreements as of June 29, 2024.

Other Financing

We have overdraft facilities available that we may use to support our cash management operations. There were no borrowings outstanding under the overdraft facilities as of June 29, 2024 or December 31, 2023.

Leases

We had $207.7 million and $202.2 million of lease liabilities and $202.9 million and $197.3 million of lease assets as of June 29, 2024 and December 31, 2023, respectively. For information on our operating and finance lease obligations and the amount and timing of future payments refer to Item 1. Note 7.

Credit Ratings

Our credit ratings on June 29, 2024 were Ba2 (negative), BB- (stable), and BB (negative), by Moody's Investor Services, S&P Global Ratings, and Fitch Ratings Inc., respectively. On March 25, 2024, S&P downgraded our issuer credit rating to BB- from BB, senior secured notes ratings to BB from BB+ and senior unsecured notes ratings to B+ from BB- and the rating outlooks remained stable. On April 16, 2024, Fitch downgraded our issuer credit rating to BB from BB+ and the rating outlooks remained negative.

Due to the downgrade by S&P Global Ratings, the interest of the 3.150% Senior Notes due 2030 stepped up from 4.650% to 4.900% on payments made after June 15, 2024. There was no impact to our interest rates as a result of the Fitch downgrade. Future interest rate adjustments of the 3.150% Senior Notes due 2030 are subject to a 2.0% total cap above the original 3.150% interest rate which would result in an interest rate not to exceed 5.150% based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, as trustee.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Guarantor Financial Information

As detailed in Item 1. Note 11, the Guarantor Subsidiaries and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Loan Parties provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026, the 4.900% Notes due 2030 and the 4.900% Notes due 2044 issued by Perrigo Finance Unlimited Company ("Perrigo Finance").

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	June 29, 2024	December 31, 2023
Current Assets	$1,833.1	$1,999.9
Non-current Assets	$4,455.1	$4,596.2
Current liabilities	$1,061.2	$1,888.8
Non-current liabilities	$11,635.6	$11,498.4
Due to non-guarantors	$7,544.6	$7,355.3

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

Six Months Ended
June 29, 2024
Total Revenues	$1,487.3
Gross Profit	$448.7
Operating Income (loss)	$(122.6)
Net Income (loss)	$(92.8)
Revenue from non-guarantors	$150.4
Operating Expenses to non-guarantors	$0.3
Other (income) expense to non-guarantors	$(49.8)

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Contractual Obligations

There were no material changes in contractual obligations as of June 29, 2024 from those provided in our 2023 Form 10-K.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 29, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 29, 2024. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of June 29, 2024. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 29, 2024, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Letter Agreement dated June 11, 2024, by and between the Company and Kyle L. Hanson (filed herewith).

10.2*	Compromise Waiver Agreement dated April 5, 2024, by and between Perrigo Corporation DAC and Grainne Quinn (filed herewith).

22	List of Guarantor Subsidiaries (filed herewith).

31.1	Rule 13a-14(a) Certification by Patrick Lockwood-Taylor, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Eduardo Bezerra, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).
*Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	August 2, 2024	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 2, 2024	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)