Form 10-Q
period 2024-09-28
PERRIGO Co plc
filed 2024-11-06
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2024

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, €0.001 par value	PRGO	New York Stock Exchange
3.900% Notes due 2024	PRGO24	New York Stock Exchange
4.900% Notes due 2030	PRGO30	New York Stock Exchange
6.125% Notes due 2032	PRGO32A	New York Stock Exchange
5.375% Notes due 2032	PRGO32B	New York Stock Exchange
5.300% Notes due 2043	PRGO43	New York Stock Exchange
4.900% Notes due 2044	PRGO44	New York Stock Exchange
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

As of November 4, 2024, there were 136,427,804 ordinary shares outstanding.

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: supply chain impacts on the Company’s business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business, including the Middle East; current and future impairment charges, including those related to the sale of the Héra SAS ("HRA Pharma") Rare Diseases Business, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding the Company’s ability to obtain and maintain its regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; the Company's ability to achieve benefits expected from its sale of the HRA Rare Diseases Business, including potential earnout payments, and the sale of its Hospital and Specialty Business and the risk that potential costs or liabilities incurred or retained in connection with those transactions may exceed the Company's estimates or adversely affect the Company's business or operations; the risk that potential costs or liabilities incurred or retained in connection with the sale of the Company's Rx business may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company’s ability to achieve the benefits expected from the acquisitions of HRA Pharma and Nestlé’s Gateway infant formula plant along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway") and/or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisitions; risks associated with the integration of HRA Pharma and Gateway, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including the Company’s ability to achieve the expected benefits from its ongoing restructuring programs described herein. Adverse results with respect to pending litigation could have a material adverse impact on the Company's operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2023, this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$1,087.5	$1,123.8	$3,235.1	$3,498.7
Cost of sales	683.1	712.6	2,078.3	2,245.6
Gross profit	404.4	411.2	1,156.8	1,253.1

Operating expenses
Distribution	25.2	27.8	74.7	85.0
Research and development	26.0	29.6	84.4	92.9
Selling	129.4	150.2	429.8	489.2
Administration	116.9	126.0	373.3	393.6
Impairment charges	16.2	—	50.3	—
Restructuring	16.8	15.5	98.1	25.7
Other operating (income) expense, net	(6.5)	—	47.5	(0.8)
Total operating expenses	324.0	349.1	1,158.1	1,085.6

Operating income (loss)	80.4	62.1	(1.3)	167.5

Interest expense, net	57.6	43.5	144.7	131.1
Other (income) expense, net	(4.1)	(0.6)	(0.5)	(9.6)
Loss on extinguishment of debt	5.1	—	5.2	—
Income (loss) from continuing operations before income taxes	21.8	19.2	(150.7)	46.0
Income tax (benefit) expense	39.4	3.8	(31.5)	22.7
Income (loss) from continuing operations	(17.6)	15.4	(119.2)	23.3
Loss from discontinued operations, net of tax	(3.4)	(1.2)	(8.1)	(3.7)
Net income (loss)	$(21.0)	$14.2	$(127.3)	$19.6

Earnings (loss) per share
Basic
Continuing operations	$(0.13)	$0.11	$(0.87)	$0.17
Discontinued operations	(0.02)	(0.01)	(0.06)	(0.03)
Basic earnings (loss) per share	$(0.15)	$0.10	$(0.93)	$0.14
Diluted
Continuing operations	$(0.13)	$0.11	$(0.87)	$0.17
Discontinued operations	(0.02)	(0.01)	(0.06)	(0.03)
Diluted earnings (loss) per share	$(0.15)	$0.10	$(0.93)	$0.14

Weighted-average shares outstanding
Basic	137.5	135.5	137.3	135.2
Diluted	137.5	136.9	137.3	136.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (loss)	$(21.0)	$14.2	$(127.3)	$19.6
Other comprehensive income (loss):
Foreign currency translation adjustments	73.7	(101.3)	1.2	(65.0)
Change in fair value of derivative financial instruments, net of tax	(9.5)	3.9	(0.3)	15.6
Change in post-retirement and pension liability, net of tax	(0.2)	(0.6)	(1.8)	(1.7)
Other comprehensive income (loss), net of tax	64.0	(98.0)	(0.9)	(51.1)
Comprehensive income (loss)	$43.0	$(83.8)	$(128.2)	$(31.5)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 28, 2024	December 31, 2023
Assets
Cash, cash equivalents and restricted cash	$1,463.5	$751.3
Accounts receivable, net of allowance for credit losses of $7.5 and $7.8, respectively	785.9	739.6
Inventories	1,133.8	1,140.9
Prepaid expenses and other current assets	311.6	201.1
Current assets held for sale	13.0	—
Total current assets	3,707.8	2,832.9
Property, plant and equipment, net	909.1	916.4
Operating lease assets	182.2	183.6
Goodwill and indefinite-lived intangible assets	3,426.8	3,534.4
Definite-lived intangible assets, net	2,655.4	2,980.8
Deferred income taxes	22.4	25.8
Other non-current assets	299.5	335.2
Total non-current assets	7,495.4	7,976.2
Total assets	$11,203.2	$10,809.1
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$458.5	$477.7
Payroll and related taxes	137.8	127.0
Accrued customer programs	168.3	163.5
Other accrued liabilities	227.0	335.4
Accrued income taxes	10.0	42.1
Current indebtedness	440.7	440.6
Current liabilities held for sale	8.2	—
Total current liabilities	1,450.5	1,586.3
Non-current liabilities
Long-term debt, less current portion	4,312.6	3,632.8
Deferred income taxes	213.8	262.3
Other non-current liabilities	660.3	559.8
Total non-current liabilities	5,186.7	4,454.9
Total liabilities	6,637.2	6,041.2
Contingencies - Refer to Note 17
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,763.9	6,837.5
Accumulated other comprehensive income	9.8	10.7
Retained earnings (accumulated deficit)	(2,207.7)	(2,080.3)
Total shareholders’ equity	4,566.0	4,767.9
Total liabilities and shareholders' equity	$11,203.2	$10,809.1

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	136.5	135.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2022	134.7	$6,936.7	$(27.0)	$(2,067.6)	$4,842.1
Net (loss)	—	—	—	(3.0)	(3.0)
Other comprehensive income	—	—	20.7	—	20.7
Restricted stock plan	1.0	—	—	—	—
Compensation for restricted stock	—	24.9	—	—	24.9
Cash dividends, $0.26 per share	—	(36.2)	—	—	(36.2)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(14.6)	—	—	(14.6)
Balance at April 1, 2023	135.3	$6,910.8	$(6.3)	$(2,070.6)	$4,833.9

Net income	—	—	—	8.4	8.4
Other comprehensive income	—	—	26.2	—	26.2
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	18.6	—	—	18.6
Cash dividends, $0.26 per share	—	(37.0)	—	—	(37.0)
Shares withheld for payment of employees' withholding tax liability	—	(1.5)	—	—	(1.5)
Balance at July 1, 2023	135.4	$6,890.9	$19.9	$(2,062.2)	$4,848.6

Net income	—	—	—	14.2	14.2
Other comprehensive (loss)	—	—	(98.0)	—	(98.0)
Restricted stock plan	0.2	—	—	—	—
Compensation for restricted stock	—	14.7	—	—	14.7
Cash dividends, $0.26 per share	—	(38.9)	—	—	(38.9)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(2.5)	—	—	(2.5)
Balance at September 30, 2023	135.5	$6,864.2	$(78.1)	$(2,048.0)	$4,738.1

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2023	135.5	$6,837.5	$10.7	$(2,080.3)	$4,767.9
Net income	—	—	—	2.0	2.0
Other comprehensive (loss)	—	—	(48.4)	—	(48.4)
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	15.6	—	—	15.6
Cash dividends, $0.27 per share	—	(37.6)	—	—	(37.6)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(12.5)	—	—	(12.5)
Balance at March 30, 2024	136.3	$6,803.0	$(37.7)	$(2,078.3)	$4,687.0

Net (loss)	—	—	—	(108.4)	(108.4)
Other comprehensive (loss)	—	—	(16.5)	—	(16.5)
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	23.4	—	—	23.4
Cash dividends, $0.27 per share	—	(38.3)	—	—	(38.3)
Shares withheld for payment of employees' withholding tax liability	—	(1.9)	—	—	(1.9)
Balance at June 29, 2024	136.4	$6,786.2	$(54.2)	$(2,186.7)	$4,545.3

Net (loss)	—	—	—	(21.0)	(21.0)
Other comprehensive income	—	—	64.0	—	64.0
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	16.6	—	—	16.6
Cash dividends, $0.27 per share	—	(38.3)	—	—	(38.3)
Shares withheld for payment of employees' withholding tax liability	—	(0.6)	—	—	(0.6)
Balance at September 28, 2024	136.5	$6,763.9	$9.8	$(2,207.7)	$4,566.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash Flows From Operating Activities
Net income (loss)	$(127.3)	$19.6
Adjustments to derive cash flows:
Depreciation and amortization	245.6	273.6
Impairment charges	50.3	—
Share-based compensation	44.5	58.2
Restructuring charges	43.1	25.7
Settlement of interest rate derivatives	41.2	—
Dedesignation of interest rate swap agreements	14.4	—
Amortization of debt discount	1.1	1.8
Deferred income taxes	(13.5)	12.3
Gain on sale of assets	(26.0)	(4.0)
Gain on sale of business	(5.8)	—
Other non-cash adjustments, net	19.2	(2.7)
Subtotal	286.8	384.5
(Decrease) increase in cash due to:
Accrued income taxes	(134.6)	(54.4)
Payroll and related taxes	(73.9)	(52.7)
Accounts receivable	(69.3)	(70.6)
Inventories	(14.7)	(5.5)
Accounts payable	(4.9)	(92.9)
Prepaid expenses and other current assets	0.5	35.9
Accrued customer programs	2.0	20.5
Other accrued liabilities	22.4	13.2
Other operating, net	36.0	18.8
Subtotal	(236.5)	(187.7)
Net cash from operating activities	50.3	196.8
Cash Flows From (For) Investing Activities
Net proceeds from sale of businesses	205.5	—
Proceeds from sale of assets	33.3	2.0
Proceeds from royalty rights	3.5	18.3
Additions to property, plant and equipment	(80.6)	(75.0)
Settlement of foreign currency derivatives	(45.8)	—
Net cash from (for) investing activities	115.9	(54.7)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,092.7	—
Payments on long-term debt	(420.4)	(24.0)
Cash dividends	(112.9)	(112.1)
Other financing, net	(16.3)	(6.5)
Net cash from (for) financing activities	543.1	(142.6)
Effect of exchange rate changes on cash and cash equivalents	2.9	(1.9)
Net increase (decrease) in cash and cash equivalents	712.2	(2.4)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	751.3	600.7
Cash, cash equivalents and restricted cash of continuing operations, end of period	$1,463.5	$598.3

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

We previously had an Rx segment which was comprised of our generic prescription pharmaceuticals business in the U.S., and other pharmaceuticals and diagnostic business in Israel, which have been divested. Following the divestiture, there were no substantial assets or operations left in this segment. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report (refer to Note 5).

Our segments reflect the way in which our chief operating decision maker, who is our CEO, makes operating decisions, allocates resources and manages the growth and profitability of the Company. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 18.

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

We had $1.1 million and $7.0 million of restricted cash as of September 28, 2024 and December 31, 2023 in the Condensed Consolidated Balance Sheets, respectively. We entered into an agreement to extend a credit line to an existing customer in exchange for a cash security deposit. The agreement requires the cash to be held in a separate account and to be returned to the customer at the expiration of the agreement provided all credits have been paid as agreed.

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

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Balance at beginning of period	$7.6	$8.1	$7.8	$6.8
Provision for credit losses, net	(0.3)	0.6	(1.5)	1.9
Receivables written-off	(0.1)	(0.2)	(0.1)	(0.7)
Recoveries collected	—	—	1.1	0.4
Currency translation adjustment	0.3	(0.3)	0.2	(0.2)
Balance at end of period	$7.5	$8.2	$7.5	$8.2

Perrigo Company plc - Item 1
Note 2
NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
CSCA(1)
Nutrition	$127.1	$129.7	$303.8	$436.3
Upper Respiratory	120.9	131.2	370.0	422.2
Digestive Health	113.5	118.1	361.7	368.2
Pain and Sleep-Aids	87.7	94.5	251.9	294.6
Healthy Lifestyle	80.9	79.4	221.3	219.3
Oral Care	66.9	76.7	204.8	235.5
Skin Care	51.9	58.2	158.6	189.8
Women's Health	18.0	10.5	62.0	35.6
Vitamins, Minerals, and Supplements ("VMS")	3.5	4.4	13.0	13.9
Other CSCA	0.9	0.8	2.4	2.5
Total CSCA	$671.3	$703.5	$1,949.5	$2,217.9
CSCI
Skin Care	$91.0	$86.7	$333.5	$293.1
Upper Respiratory	86.1	78.2	206.0	227.9
Pain and Sleep-Aids	56.9	61.1	158.6	163.8
Healthy Lifestyle	53.2	52.4	175.2	179.4
VMS	43.0	46.1	127.4	135.4
Women's Health	32.2	28.5	101.2	89.5
Oral Care	23.3	24.8	75.0	75.5
Digestive Health	9.0	10.8	27.0	30.0
Other CSCI(2)	21.6	31.7	81.5	86.1
Total CSCI	416.3	420.3	1,285.5	1,280.7
Total net sales	$1,087.5	$1,123.8	$3,235.1	$3,498.7

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

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	September 28, 2024	December 31, 2023
Short-term contract assets	Prepaid expenses and other current assets	$27.4	$28.5

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
U.S.	$656.9	$690.3	$1,917.1	$2,176.3
Europe(2)	397.3	399.8	1,225.5	1,232.6
All other countries(3)	33.3	33.7	92.5	89.8
Total net sales	$1,087.5	$1,123.8	$3,235.1	$3,498.7
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $11.1 million and $26.8 million for the three and nine months ended September 28, 2024, and $11.9 million and $31.0 million for the three and nine months ended September 30, 2023.
(3) Includes net sales generated primarily in Australia and Canada.

Perrigo Company plc - Item 1
Note 3
NOTE 3 - DIVESTITURES

Divestitures During the Three Months Ended September 28, 2024

Rare Diseases Business

On July 10, 2024, we completed the sale of our HRA Pharma Rare Diseases Business (the "Rare Diseases Business") to Esteve Healthcare S.L. ("ESTEVE") for total consideration of $244.5 million, inclusive of net cash received, an estimated working capital adjustment, and contingent consideration with a fair value of $34.5 million as of September 28, 2024. The sale resulted in a pre-tax gain of $5.8 million, net of professional fees, recorded in Other (income) expense, net on the Condensed Consolidated Statement of Operations within our CSCI segment.

The assets associated with this business were reported within our CSCI segment. During previous quarters in 2024, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $34.1 million during the nine months ended September 28, 2024, inclusive of a goodwill impairment charge of $22.1 million. During the year ended December 31, 2023, we recorded an impairment charge of $90.0 million on the Rare Diseases Business.

Branded Products

During the three months ended September 28, 2024, we sold six branded products in three separate transactions for total cash consideration of $33.3 million, which resulted in a pre-tax gain of $26.0 million recorded in Other operating (income) expense, net on the Consolidated Statements of Operations within our CSCI segment.

NOTE 4 - ASSETS HELD FOR SALE

We classify assets as "held for sale" when, among other factors, management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value and the fair market value, less costs to sell.

On September 14, 2024, the Company signed a definitive agreement to sell Orion Laboratories Hospital & Specialty Business (the "Hospital & Specialty Business") to General Pharma BidCo Pty Ltd, being an Australian incorporated entity which is ultimately owned by funds managed by Genesis Capital ("Genesis Capital"); as a result, such assets were classified as held for sale. The assets associated with this business were reported within our CSCI segment. At September 28, 2024, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $16.2 million, inclusive of a goodwill impairment charge of $5.4 million within our CSCI segment.

The assets and liabilities held for sale related to the Hospital & Specialty Business were reported within Current assets held for sale and Current liabilities held for sale on the Condensed Consolidated Balance Sheets. Net of impairment charges, the assets and liabilities of the Hospital & Specialty Business reported as held for sale as of September 28, 2024 totaled $13.0 million and $8.2 million, respectively.

The sale of the Hospital & Specialty Business was completed on November 1, 2024. Gain (loss) on de-recognition will be recognized in the fourth quarter within Other (income) expense, net on the Condensed Consolidated Statement of Operations.

NOTE 5 - DISCONTINUED OPERATIONS

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

Perrigo Company plc - Item 1
Note 5
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

In connection with the sale, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 17- Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris' obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. We have not requested payments from Altaris related to the indemnity of these liabilities during the three and nine months ended September 28, 2024.

Current and prior period reported net loss from discontinued operations primarily relates to legal fees, partially offset by an income tax benefit.

NOTE 6 - INVENTORIES

Major components of inventory were as follows (in millions):

	September 28, 2024	December 31, 2023
Finished goods	$669.7	$646.8
Work in process	240.7	241.9
Raw materials	223.4	252.2
Total inventories	$1,133.8	$1,140.9

NOTE 7 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	September 28, 2024	December 31, 2023
Fair value method	Prepaid expenses and other current assets	$—	$0.1
Fair value method(1)	Other non-current assets	$0.9	$1.3
Equity method	Other non-current assets	$57.5	$60.1
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the expense recognized in earnings of our equity securities (in millions):

		Three Months Ended		Nine Months Ended
Measurement Category	Income Statement Location	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Fair value method	Other operating (income) expense, net	$—	$—	$0.1	$0.1
Equity method	Other operating (income) expense, net	$0.1	$0.3	$1.3	$1.5

Perrigo Company plc - Item 1
Note 8

NOTE 8 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	September 28, 2024	December 31, 2023
Operating	Operating lease assets	$182.2	$183.6
Finance	Other non-current assets	12.2	13.7
Total		$194.4	$197.3

Liabilities	Balance Sheet Location	September 28, 2024	December 31, 2023
Current
Operating	Other accrued liabilities	$30.0	$27.5
Finance	Current indebtedness	1.7	1.9
Non-Current
Operating	Other non-current liabilities	159.7	159.6
Finance	Long-term debt, less current portion	12.3	13.2
Total		$203.7	$202.2

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	September 28, 2024	December 31, 2023	September 28, 2024	December 31, 2023
CSCA	$91.9	$79.3	$11.9	$12.8
CSCI	34.7	44.7	—	0.3
Unallocated	55.6	59.6	0.3	0.6
Total	$182.2	$183.6	$12.2	$13.7

	Liabilities
	Operating		Financing
	September 28, 2024	December 31, 2023	September 28, 2024	December 31, 2023
CSCA	$95.2	$81.6	$13.5	$14.2
CSCI	40.5	47.8	0.1	0.3
Unallocated	54.0	57.7	0.4	0.6
Total	$189.7	$187.1	$14.0	$15.1

Lease expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating leases(1)	$12.5	$11.8	$36.7	$34.4

Finance leases
Amortization	$0.6	$0.9	$1.7	$3.1
Interest	0.1	0.1	0.3	0.4
Total finance leases	$0.7	$1.0	$2.0	$3.5
(1) Includes short-term leases and variable lease costs, which are immaterial.

Perrigo Company plc - Item 1
Note 8

The annual future maturities of our leases as of September 28, 2024 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2024	$9.2	$0.6	$9.8
2025	35.3	2.0	37.3
2026	27.9	1.6	29.5
2027	25.7	1.6	27.3
2028	18.6	1.6	20.2
After 2028	106.5	9.0	115.5
Total lease payments	$223.2	$16.4	$239.6
Less: Interest	33.5	2.4	35.9
Present value of lease liabilities	$189.7	$14.0	$203.7

Our weighted average lease terms and discount rates are as follows:

	September 28, 2024	September 30, 2023
Weighted-average remaining lease term (in years)
Operating leases	9.59	10.65
Finance leases	9.12	9.41
Weighted-average discount rate
Operating leases	3.8%	2.7%
Finance leases	3.5%	3.1%

Our lease cash flow classifications are as follows (in millions):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$26.7	$27.0
Operating cash flows for finance leases	$0.4	$0.4
Financing cash flows for finance leases	$1.5	$2.8

Leased assets obtained in exchange for new finance lease liabilities	$0.4	$0.5
Leased assets obtained in exchange for new operating lease liabilities	$26.5	$5.9

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2023	Business divestitures	Impairments	Currency translation adjustments	September 28, 2024
CSCA(1)	$2,080.9	$—	$—	$1.0	$2,081.9
CSCI(2)	1,448.2	(93.1)	(27.5)	11.9	1,339.5
Total goodwill	$3,529.1	$(93.1)	$(27.5)	$12.9	$3,421.4
(1) We had accumulated goodwill impairments of $6.1 million as of September 28, 2024 and December 31, 2023.
(2) We had accumulated goodwill impairments of $995.9 million and $968.4 million as of September 28, 2024 and December 31, 2023, respectively.

Perrigo Company plc - Item 1
Note 9

Orion Laboratories Hospital & Specialty Business Goodwill

On September 14, 2024, we signed a definitive agreement to sell the Hospital & Specialty Business within our CSCI segment to Genesis Capital. As a result, we determined an impairment indicator existed and prepared a quantitative goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment of $5.4 million within our CSCI segment during the three months ended September 28, 2024 (refer to Note 4 and Note 10).

Rare Diseases Business Goodwill

On April 25, 2024, we announced the receipt of a binding offer from ESTEVE to acquire the Rare Diseases Business within our CSCI segment. As a result, we determined an impairment indicator existed and prepared a quantitative goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment of $22.1 million within our CSCI segment during the nine months ended September 28, 2024. On July 10, 2024, we completed the sale of the Rare Diseases Business to ESTEVE (refer to Note 3 and Note 10).

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	September 28, 2024		December 31, 2023
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:(1)
Trademarks, trade names, and brands	$3.5	$—	$3.4	$—
In-process research and development	1.9	—	1.9	—
Total indefinite-lived intangibles	$5.4	$—	$5.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$90.9	$60.5	$90.8	$57.5
Developed product technology, formulations, and product rights	347.6	224.5	534.0	238.4
Customer relationships and distribution networks	1,850.8	1,161.2	1,868.1	1,108.9
Trademarks, trade names, and brands	2,516.5	704.2	2,502.0	609.3
Non-compete agreements	2.1	2.1	2.1	2.1
Total definite-lived intangibles	$4,807.9	$2,152.5	$4,997.0	$2,016.2
Total intangible assets	$4,813.3	$2,152.5	$5,002.3	$2,016.2
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

As a result of the Company signing a definitive agreement to sell the Hospital & Specialty Business, during the three months ended September 28, 2024, we reclassified $0.2 million net book value of associated intangible assets to Current assets held for sale (refer to Note 4).

As a result of the Company completing the sale of the Rare Diseases Business during the nine months ended September 28, 2024, $162.0 million net book value of associated intangible assets were divested (refer to Note 3).

We recorded amortization expense of $57.5 million and $173.4 million for the three and nine months ended September 28, 2024, respectively, and $68.0 million and $202.7 million for the three and nine months ended September 30, 2023, respectively.

Perrigo Company plc - Item 1
Note 10

NOTE 10 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	September 28, 2024			December 31, 2023
Measured at fair value on a recurring basis:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment securities	$—	$—	$—	$0.1	$—	$—
Foreign currency forward contracts	—	2.6	—	—	0.6	—
Interest rate swap agreements	—	1.8	—	—	30.5	—
Total assets	$—	$4.4	$—	$0.1	$31.1	$—
Liabilities:
Cross-currency swap	$—	$152.6	$—	$—	$172.0	$—
Foreign currency forward contracts	—	3.9	—	—	2.7	—
Interest rate swap agreements	—	45.6	—	—	11.7	—
Total liabilities	$—	$202.1	$—	$—	$186.4	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$118.9
Assets held for sale, net(2)	$—	$—	$4.8	$—	$—	$—
Total assets held for sale, net	$—	$—	$4.8	$—	$—	$118.9
(1) During the year ended December 31, 2023, goodwill within the Rare Diseases Business with a carrying value of $208.9 million was written down to a fair value of $118.9 million.
(2) We measured the net assets held for sale for impairment purposes and recorded a total impairment of $10.8 million, resulting in a net asset held for sale balance of $4.8 million (refer to Note 4).

There were no transfers within Level 3 fair value measurements during the three and nine months ended September 28, 2024 or the year ended December 31, 2023.

Non-recurring Fair Value Measurements

Non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Goodwill and Intangible Assets

Hospital & Specialty Business

During the three months ended September 28, 2024, we prepared a goodwill impairment test utilizing the estimated closing consideration resulting from the definitive agreement to sell the Hospital & Specialty Business to Genesis Capital. The estimated consideration included an upfront cash payment. We determined the carrying value of this business exceeded the fair value and recorded an impairment in the CSCI segment (refer to Note 9).

Rare Diseases Business

On July 10, 2024, we completed the sale of our Rare Diseases Business to ESTEVE and valued the contingent earn-out milestone payments at $34.5 million utilizing a Monte Carlo simulation. The approach determined the expected value of achieving the milestone payments based on adjusted revenue projections for the Rare Diseases Business and the cash flows were discounted.

Perrigo Company plc - Item 1
Note 10

Assets (liabilities) held for sale, net

During the three months ended September 28, 2024, we classified the Hospital & Specialty Business disposal group as held for sale, we prepared a fair value analysis and estimated remaining costs to sell. We determined the carrying value of the net assets held for sale exceeded the fair value less cost to sell and recorded an impairment in the CSCI segment (refer to Note 4).

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	September 28, 2024	December 31, 2023
Public Bonds	Level 1	Level 1
Carrying value (excluding discount)	$3,350.0	$2,244.4
Fair value	$3,272.2	$2,062.2

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

In November 2023, to economically hedge the interest rate risk of the $300.0 million Term B Loan add-on (as defined in Note 12), we entered into four variable-to-fixed interest rate swap agreements. The interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term B Loans. In September 2024, we elected to fully de-designate these four interest rate swap agreements and discontinued hedge accounting as a result of the reduction in our variable rate debt (refer to Note 12), and entered into one additional undesignated fixed-to-variable interest rate swap agreement to offset the de-designated interest rate swap agreements. As a result, the $14.4 million loss reported in AOCI related to the de-designated interest rate swap agreements was reclassified into earnings immediately as the forecasted transaction (i.e. interest payments) will no longer occur. These five interest rate swap agreements are carried at fair value and are not designated as hedging instruments. Changes in fair value of the derivative instruments are recognized in other income (expense), net in the Condensed Consolidated Statement of Operations, in the current period, along with offsetting foreign currency gain or loss on the underlying assets or liabilities.

In May 2024, we cash settled the remaining notional of $712.5 million variable-to-fixed interest rate swap agreements at market rates. The termination resulted in cash proceeds of $41.2 million, for which the gain remains deferred in Other Comprehensive Income ("OCI") and will be recognized within Interest expense, net as interest is paid on the Senior Secured Credit Facilities. The proceeds are recognized as cash flows from operating activities within the Statement of Cash Flows for the nine months ended September 28, 2024.

Perrigo Company plc - Item 1
Note 11

Additionally, to economically hedge the interest rate risk of the Term Loan B Facility, we entered into new variable-to-fixed interest rate swap agreements to replace the terminated interest rate swaps during the second quarter of 2024. The interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term Loan B Facility. The interest rate swaps cover an interest period ranging from May 9, 2024, through April 1, 2029, on notional balances of $712.5 million over the term.

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

Cross-currency Swaps

In October 2022, we entered into three fixed-for-fixed cross currency interest rate swaps at market rates and designated the instruments as net investment hedges on our investment in European operations. As a designated net investment hedge, the loss related to the EUR spot exchange rate on the settled swaps was deferred within the Cumulative Translation Adjustment, a component of AOCI, and will not be recognized in the Statement of Operations until the hedged EUR net investment is substantially liquidated. The following are the terms and notional amounts outstanding:

•$700.0 million notional amount outstanding from October 25, 2022 through March 15, 2026;
•$100.0 million notional amount outstanding from October 25, 2022 through June 15, 2030; and
•$152.5 million notional amount outstanding from August 2, 2024 through April 20, 2027.

On November 21, 2023, we entered into fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. The following are the terms and notional amount outstanding:

•$300.0 million notional amount outstanding from November 21, 2023 through April 20, 2027.

In May 2024, we cash settled $547.5 million notional amount outstanding of the original $700.0 million cross currency interest rate swap outstanding from October 25, 2022 through December 15, 2024. The settlement resulted in cash outflows of $41.4 million recognized as part of cash flows for investing activities within the Statement of Cash Flows for the nine months ended September 28, 2024. On August 2, 2024 we restructured the $152.5 million remaining notional amount outstanding of the original $700.0 million cross-currency interest rate swap to extend the maturity to April 2027. There was no cash outflow as a result of the restructuring.

On May 7, 2024, we entered into new fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. The following are the terms and notional amount outstanding:

•$547.5 million notional amount outstanding from May 7, 2024 through April 20, 2027.

On September 17, 2024, we entered into new fixed-for-fixed cross currency interest rate swaps designated as net investments hedges to hedge the EUR currency exposure of our investment in European operations. The following are the terms and notional amounts outstanding:

•$300.0 million notional amount outstanding from September 17, 2024 through September 30, 2028;
•$215.0 million notional amount outstanding from September 17, 2024 through June 15, 2030; and
•$200.0 million notional amount outstanding from September 17, 2024 through September 30, 2032.

As a designated net investment hedge, gains and losses related to the EUR spot exchange rate will be deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Statement of Operations when the hedged EUR net investment is substantially liquidated. Gains and losses on excluded components (e.g., interest differentials) will be recorded in Interest expense, net on a systematic and rational basis.

Other Hedging Instruments

On September 17, 2024, we designated €350.0 million of the 2032 Notes (as defined in Note 12) as a net investment hedge on our investment in European operations.

Perrigo Company plc - Item 1
Note 11

As a designated net investment hedge, gains and losses related to the EUR spot exchange rate will be deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Statement of Operations when the hedged EUR net investment is substantially liquidated.

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	September 28, 2024	December 31, 2023
British Pound (GBP)	$144.6	$72.4
Swedish Krona (SEK)	90.5	36.5
European Euro (EUR)	59.7	79.9
Danish Krone (DKK)	64.3	5.9
United States Dollar (USD)	83.8	22.1
Canadian Dollar (CAD)	37.7	7.1
Chinese Yuan (CNH)	34.2	14.1
Polish Zloty (PLZ)	30.2	3.8
Norwegian Krone (NOK)	5.3	4.4
Hungarian Forint (HUF)	5.6	3.9
Other	8.7	3.5
Total	$564.6	$253.6

The maximum term of our forward currency exchange contracts is 60 months.

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	September 28, 2024	December 31, 2023
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.3	$—
Foreign currency forward contracts	Other non-current assets	0.7	0.4
Interest rate swap agreements	Other non-current assets	1.8	30.5
Total designated derivative assets		$3.8	$30.9
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.6	$0.2
Total non-designated derivative assets		$0.6	$0.2
Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$2.1	$—
Foreign currency forward contracts	Other non-current liabilities	0.2	—
Cross-currency swap	Other accrued liabilities	—	75.1
Cross-currency swap	Other non-current liabilities	152.6	96.9
Interest rate swap agreements	Other non-current liabilities	31.3	11.7
Total designated derivative liabilities		$186.2	$183.7
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$1.6	$2.7
Interest rate swap agreements	Other non-current liabilities	14.3	—
Total non-designated derivative liabilities		$15.9	$2.7

Perrigo Company plc - Item 1
Note 11

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Foreign currency forward contracts	Other (income) expense, net	$(0.9)	$(0.3)	$(4.2)	$(4.7)
	Interest expense, net	—	(1.6)	—	(2.2)
		$(0.9)	$(1.9)	$(4.2)	$(6.9)

Perrigo Company plc - Item 1
Note 11

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

		Gain or (Loss) Reclassified from AOCI into Earnings
		Related to Amounts Included in Effectiveness Testing		Related to Amounts Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI(1)	Location of Gain or (Loss)	Amount Reclassified(2)	Location of Gain or (Loss)	Amount Reclassified(2)
Three Months Ended September 28, 2024
Cash flow hedges
Interest rate swap agreements	$(28.4)	Interest expense, net	$8.9	Interest expense, net	$—
Foreign currency forward contracts	(0.1)	Net sales	(0.3)	Net sales	(0.3)
		Cost of sales	0.2	Cost of sales	(0.2)
				Other (income) expense, net	(0.3)
Total Cash flow hedges	$(28.5)		$8.8		$(0.8)
Net investment hedges
Cross-currency swap	$(72.9)			Interest expense, net	$6.9
Euro Notes Due 2032	$(1.8)

Nine Months Ended September 28, 2024
Cash flow hedges
Interest rate swap agreements	$11.7	Interest expense, net	$25.3	Interest expense, net	$—
Foreign currency forward contracts	(0.6)	Net sales	(0.4)	Net sales	(0.8)
		Cost of sales	0.3	Cost of sales	(0.7)
				Other (income) expense, net	0.3
Total Cash flow hedges	$11.1		$25.2		$(1.2)
Net investment hedges
Cross-currency swap	$(6.6)			Interest expense, net	$21.1
Euro Notes Due 2032	$(1.8)

Three Months Ended September 30, 2023
Cash flow hedges
Interest rate swap agreements	$17.7	Interest expense, net	$6.4	Interest expense, net	$—
Foreign currency forward contracts	(6.8)	Net sales	(0.2)	Net sales	0.2
		Cost of sales	0.2	Cost of sales	0.1
				Other (income) expense, net	—
Total Cash flow hedges	$10.9		$6.4		$0.3
Net investment hedges
Cross-currency swap	$40.1			Interest expense, net	$6.4

Nine Months Ended September 30, 2023
Cash flow hedges
Interest rate swap agreements	$20.9	Interest expense, net	$16.2	Interest expense, net	$—
Foreign currency forward contracts	(17.0)	Net sales	—	Net sales	0.4
		Cost of sales	0.4	Cost of sales	0.1
				Other (income) expense, net	(0.5)
Total Cash flow hedges	$3.9		$16.6		$—
Net investment hedges
Cross-currency swap	$(0.1)			Interest expense, net	$19.2
(1) Net income of $17.7 million is expected to be reclassified out of AOCI into earnings during the next 12 months.
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 14.

Perrigo Company plc - Item 1
Note 11

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended September 28, 2024
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,087.5	$683.1	$57.6	$(4.1)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.3)	$0.2	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.3)	$(0.2)	$—	$(0.3)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$8.9	$—

Nine Months Ended September 28, 2024
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,235.1	$2,078.3	$144.7	$(0.5)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.4)	$0.3	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.8)	$(0.7)	$—	$0.3
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$25.3	$—

Three Months Ended September 30, 2023
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,123.8	$712.6	$43.5	$(0.6)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.2)	$0.2	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.2	$0.1	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$6.4	$—

Nine Months Ended September 30, 2023
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,498.7	$2,245.6	$131.1	$(9.6)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$0.4	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.4	$0.1	$—	$(0.5)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$16.2	$—

Perrigo Company plc - Item 1
Note 12

NOTE 12 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

			September 28, 2024	December 31, 2023
Term loans
	Term A Loans due April 20, 2027(1)		$453.1	$471.9
	Term B Loans due April 20, 2029(1)		984.7	1,386.2
	Total term loans		$1,437.8	$1,858.1
Notes and Bonds
	Coupon	Due
	3.900%	December 15, 2024	$400.0	$400.0
	4.375%	March 15, 2026(2)	700.0	700.0
	4.900%	June 15, 2030(3)	750.0	750.0
*	5.375%	September 30, 2032(4)	390.6	—
	6.125%	September 30, 2032(4)	715.0	—
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		3,350.0	2,244.4
Other financing			13.7	14.8
Unamortized premium (discount), net			(23.7)	(17.8)
Deferred financing fees			(24.5)	(26.1)
Total borrowings outstanding			4,753.3	4,073.4
	Current indebtedness		(440.7)	(440.6)
Total long-term debt less current portion			$4,312.6	$3,632.8
(1)    Discussed below collectively as the "Senior Secured Credit Facilities".
(2)     The 4.375% Notes due 2026 were redeemed in full on October 2, 2024.
(3)     The coupon rate noted above is as of September 28, 2024. This increased from 4.650% to 4.900% on payments starting after June 15, 2024, following a credit rating downgrade by S&P Global in the first quarter of 2024. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate which would result in an interest rate not to exceed 5.150% based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.
(4)    Discussed below collectively as the "2032 Notes".
* Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Perrigo Company plc - Item 1
Note 12

Note Issuances

On September 17, 2024, Perrigo Finance Unlimited Company ("Perrigo Finance"), a public unlimited company incorporated under the laws of Ireland and an indirect wholly-owned finance subsidiary of Perrigo whose primary purpose is to finance the business and operations of Perrigo and its affiliates, issued $715.0 million in aggregate principal amount of 6.125% Senior Notes due 2032 (the "USD Notes due 2032") and €350.0 million in aggregate principal amount of 5.375% Senior Notes due 2032 (the "Euro Notes due 2032" and together with the USD Notes due 2032, the "2032 Notes"). The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and its subsidiaries that provide guarantees under Perrigo's Senior Secured Credit Facilities (as defined below). Net proceeds from the 2032 Notes were used to prepay a portion of the Term Loan B Facility (as defined below) on September 19, 2024 and the remaining proceeds were used to fund the redemption of $700.0 million of the 4.375% Notes due 2026 on October 2, 2024. As a result of the redemption, we recognized an extinguishment loss of $5.1 million during the third quarter of 2024 and we anticipate an additional loss of $1.6 million in the fourth quarter of 2024.

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

During the three and nine months ended September 28, 2024, principal repayments of $400.8 million and $420.4 million, respectively, were made on the Term Loan A Facility and Term Loan B Facility.

Perrigo Company plc - Item 1
Note 12

There were no borrowings outstanding under the Revolver as of September 28, 2024 or December 31, 2023.

We are in compliance with all the covenants under our debt agreements as of September 28, 2024.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no material borrowings outstanding under the overdraft facilities as of September 28, 2024 or December 31, 2023.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 8).

NOTE 13 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Income (loss) from continuing operations	$(17.6)	$15.4	$(119.2)	$23.3
Loss from discontinued operations, net of tax	(3.4)	(1.2)	(8.1)	(3.7)
Net income (loss)	$(21.0)	$14.2	$(127.3)	$19.6
Denominator:
Weighted average shares outstanding for basic EPS	137.5	135.5	137.3	135.2
Dilutive effect of share-based awards	—	1.4	—	1.4
Weighted average shares outstanding for diluted EPS (1)	137.5	136.9	137.3	136.6
(1) In the period of a net loss from continuing operations, diluted shares equal basic shares.

Shareholders' Equity

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three and nine months ended September 28, 2024 or September 30, 2023.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2023	$17.1	$(4.0)	$(2.4)	$10.7
OCI before reclassifications	24.9	1.2	(1.8)	24.3
Amounts reclassified from AOCI	(25.2)	—	—	(25.2)
Other comprehensive income (loss)	$(0.3)	$1.2	$(1.8)	$(0.9)
Balance at September 28, 2024	$16.8	$(2.8)	$(4.2)	$9.8
For additional details about the effect of the amounts reclassified from AOCI refer to Note 11.

Perrigo Company plc - Item 1
Note 15

NOTE 15 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, asset impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	September 28, 2024
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$0.3	$4.9	$37.8	$0.8	$43.8
Additional charges	2.3	—	14.5	—	16.8
Payments	(1.9)	(0.5)	(13.5)	(0.4)	(16.3)
Non-cash adjustments	—	—	—	—	—
Ending balance	$0.7	$4.4	$38.8	$0.4	$44.3

	Nine Months Ended
	September 28, 2024
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$0.7	$6.8	$2.9	$1.8	$12.2
Additional charges	7.3	—	90.6	0.2	98.1
Payments	(7.0)	(2.4)	(43.5)	(1.7)	(54.6)
Non-cash adjustments	(0.3)	—	(11.2)	0.1	(11.4)
Ending balance	$0.7	$4.4	$38.8	$0.4	$44.3

	Three Months Ended
	September 30, 2023
	Supply Chain Reinvention	HRA Pharma Integration	Other Initiatives	Total
Beginning balance	$—	$9.6	$3.8	$13.4
Additional charges	13.5	0.5	1.5	15.5
Payments	(2.3)	(4.0)	(2.8)	(9.0)
Non-cash adjustments	(11.2)	(0.1)	(0.4)	(11.7)
Ending balance	$—	$6.0	$2.2	$8.2

	Nine Months Ended
	September 30, 2023
	Supply Chain Reinvention	HRA Pharma Integration	Other Initiatives	Total
Beginning balance	$2.2	$13.3	$4.3	$19.8
Additional charges	17.4	2.7	5.6	25.7
Payments	(8.4)	(10.1)	(7.8)	(26.3)
Non-cash adjustments	(11.2)	0.1	0.1	(11.0)
Ending balance	$—	$6.0	$2.2	$8.2

The charges incurred during the three and nine months ended September 28, 2024 were primarily associated with actions taken on Project Energize activities associated with employee separation, consulting fees and lease exit costs. The charges incurred during the three and nine months ended September 30, 2023 were primarily associated with actions taken on our multi-year supply chain restructuring program initiative started in 2022, and HRA Pharma integration activities associated with employee separation, continuity and other benefit-related costs.

Perrigo Company plc - Item 1
Note 15

Of the amount recorded during the three and nine months ended September 28, 2024, $9.1 million and $48.8 million was related to our CSCI segment and $5.4 million and $23.8 million related to our CSCA segment, and $2.3 million and $25.5 million was related to our Unallocated segment. For all segments, amounts were due primarily to Project Energize. Of the amount recorded during the three and nine months ended September 30, 2023, $12.5 million and $19.2 million was related to our CSCI segment, due primarily to supply chain restructuring (including the $11.2 million asset impairment) and HRA Pharma integration initiatives, and $2.3 million and $4.6 million was related to our CSCA segment, also due primarily to supply chain restructuring initiatives.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $44.3 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year.

NOTE 16 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
180.9%	19.7%	20.9%	49.5%

The effective tax rate on the pre-tax income for the three months ended September 28, 2024 and on the pre-tax loss for the nine months ended September 28, 2024 was largely impacted by losses recognized in various tax jurisdictions, in both periods, as well as the impacts of accounting for income taxes in interim reporting periods. As a result, a significant variation in the customary relationship between income tax expense and pre-tax book income may occur. Due to the net impact of an inter-company intellectual property sale, estimated worldwide non-deductible expenses, as well as establishing a partial valuation allowance in the United States, we are projecting an income tax expense for the full year ended December 31, 2024, which results in an unusually high annual effective tax rate when applied to the forecasted pre-tax income for the year.

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
Note 16

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
Note 16

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of September 28, 2024. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 17 - CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of September 28, 2024, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

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
Note 17

paragraph have been consolidated in the In re Generic Pharmaceuticals Pricing Antitrust Litigation multidistrict litigation ("MDL") MDL No. 2724 (United States District Court for Eastern District of Pennsylvania).

The Court has designated three sets of cases to proceed as "bellwethers," meaning that they will proceed on a more expedited basis than the other cases in the MDL. Those cases are (a) class actions alleging "single drug" conspiracies involving Clobetasol and Clomipramine; and (b) the third Complaint filed by the State Attorneys General alleging an overarching conspiracy concerning various topical products (described below). Perrigo was initially named as a defendant in the Clobetasol class bellwether cases, but the classes voluntarily dismissed their claims against Perrigo relating to “single drug” conspiracies involving Clobetasol in May 2023. Discovery closed in the bellwether cases on October 2, 2023. Summary judgment motions in the State bellwether case were filed in September 2024, and additional briefing and summary judgment motions are scheduled to be filed through November 2025. No trial dates have been set for any of the bellwether cases, or any of the other cases in the MDL.

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

Canadian Class Action Complaint

In June 2020, an end payor filed a class action in Federal Court in Canada against Perrigo and 29 manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which were neither made nor sold by Perrigo's former Rx business. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo. The Statement of Claim has been amended three times since it was issued. The next step in the action is currently expected to be the motion to certify the action as a class proceeding, which is scheduled to be heard in June 2025.

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
Note 17

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

On April 5, 2024, the class plaintiffs filed papers seeking Court approval of a settlement between the alleged classes and the defendants for $97.0 million. Perrigo and the remaining individual defendant agreed to the proposed settlement without any concession of liability or wrongdoing. We recorded an additional loss provision of $34.0 million during the first quarter as a result of the pending settlement. The Company funded the $97.0 million to an escrow account controlled by class counsel under the Court supervision until final approval and relieved the corresponding liability from Other accrued liabilities on the Condensed Consolidated Balance Sheets as of June 29, 2024. On September 5, 2024, the Court granted final approval of the class action settlement and terminated the case with respect to Perrigo, its co-defendant, and other individuals who previously had been named as defendants. The expense is presented within Other operating (income) expense, net on the Condensed Consolidated Statements of Operations for the nine months ended September 28, 2024.

In addition to the class action, the following opt-out cases have been filed against us, and in some cases, Mr. Papa and Ms. Brown. Mediation efforts and settlement discussions occur from time to time; to the extent settlements cannot be achieved, we intend to defend these lawsuits vigorously. These cases in the New Jersey federal court currently are stayed pending further developments following the settlement of the Roofers' case (discussed above).

Perrigo Company plc - Item 1
Note 17

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

During the three months ended September 28, 2024, eight of the cases listed above were dismissed following settlements reached in the prior quarter (cases brought by the following plaintiffs in the order listed above): Mason Capital; Pentwater; WCM Alternatives; Hudson Bay; Discovery Global; York Capital; Burlington; and Universities Superannuation. Also, during the three months ended September 28, 2024, the New Jersey federal court held that the plaintiffs in an additional purported opt out case (Sculptor Master Fund et al. v. Perrigo Company plc, et at. filed 2/16/2019) failed to opt out and therefore can only recover through the class action. In October 2024, the Sculptor Fund plaintiffs filed an appeal of that ruling. During the quarter, the Company engaged in mediation and settlement discussions in certain of the other opt-out cases described above, and we recorded a total loss provision of approximately $20 million and $40 million during the three and nine months ended September 28, 2024, respectively, as a result of reasonable estimates of probable loss regarding the remaining opt-out cases listed above, which is included in the Other (income) expense, net on the Condensed Consolidated Statement of Operations. The remaining aggregate loss accrual for litigation contingencies is described below under "Contingencies Accruals."

In June 2020, three Highfields Capital Fund entities filed a lawsuit in Massachusetts State Court with factual allegations that generally were similar to the factual allegations in the Amended Complaint in the Roofers' Pension Fund case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and added alleged Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants filed their answers in January 2022 denying liability. This was the only opt out case that has not been stayed during the summary judgment proceedings in the New Jersey federal court. The fact discovery phase in this case ended in March 2024 and expert discovery largely concluded in August 2024. Summary judgment briefing occurred during September and October 2024, and oral argument on the summary judgment motions is anticipated

Perrigo Company plc - Item 1
Note 17

in November 2024. If summary judgment is not granted in defendants' favor, a trial is currently scheduled in February 2025. We intend to continue defending the lawsuit vigorously.

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

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our former CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in a securities class action case (for those who purchased on a U.S. exchange) in New York federal court in which the settlement received final approval in February 2022. The Baton case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. Since 2019, the court granted several requests by Perrigo to stay the proceedings pending the resolution of proceedings in the New York federal court. During 2022, the case was reassigned to a newly-appointed judge. After the settlement of the U.S. case in New York federal court, Perrigo's counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The parties then sought further stays of the case while they attempted mediation, which the Court granted. In April 2023, the parties reported to the Court that the mediation had led to a preliminary agreement on settlement. The parties submitted settlement papers to the Court on November 17, 2023. On June 5, 2024, the Court approved the settlement, which was funded by insurance during the quarter ended September 28, 2024.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of September 28, 2024, the Company has been named in approximately 130 individual lawsuits seeking compensatory and punitive damages. The Company has several defenses and continues to vigorously defend these lawsuits as well as explore various means of expeditiously resolving these claims. Trials for these lawsuits are currently scheduled throughout 2024 and 2025.

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

Perrigo Company plc - Item 1
Note 17

In February 2020, the resulting actions involving Zantac® and other ranitidine products were transferred for coordinated pretrial proceedings to a Multi-District Litigation ("MDL") (In re Zantac®/Ranitidine Products Liability Litigation, MDL No. 2924) in the U.S. District Court for the Southern District of Florida. The Company successfully moved to dismiss the first set of Master Complaints in the MDL based on federal preemption, which the Court granted without prejudice.

After the filing of Amended Complaints, on June 30, 2021, the Court again dismissed all claims against the retail and distributor defendants with prejudice and on July 8, 2021, the Court again dismissed all claims against the Company, this time with prejudice. Appeals of these dismissal orders to the U.S. Court of Appeals for the 11th Circuit have been filed. In December 2022, the Court granted in full the brand defendants' Daubert motions, finding that Plaintiffs' causation experts' opinions were unreliable and thus inadmissible. The Court later ruled that it was appropriate to apply the same expert causation standards to the retail and distributor defendants as well as the generic defendants, and the Court thereby ruled that its Daubert decision barring Plaintiffs' expert opinions applied equally to these defendants as well. Thus, the Court's rulings on both federal preemption and scientific causation grounds dismissed all claims against the Company on two independent grounds, and is also binding on all claims in the Census Registry. Appeals of these orders have been filed to the 11th Circuit. The Company continues to vigorously defend itself against such claims at the appellate level.

As noted above, the Company has won multiple motions to dismiss in the MDL, most recently in Illinois where the Circuit Court granted in full the Company's motions to dismiss based on federal preemption. The Company has also been dismissed from additional state court actions in California, Pennsylvania, Ohio, New York, New Jersey, and Maryland. Other than the MDL and state court matters that have been dismissed at the trial court level, as of September 28, 2024, the Company has been named in approximately 190 personal injury lawsuits in the state of California. The Company is named in these lawsuits alongside manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. Following the end of the third quarter of 2024, the Company reached a settlement in principle in each of remaining Ranitidine California state court lawsuits. The pending settlement is for an immaterial amount and is expected to be fully funded by insurance.

Once the pending California settlement is finalized and those cases are dismissed, the only remaining active ranitidine lawsuit against the Company that is not currently on appeal is in a matter brought by the New Mexico Attorney General based on nuisance and negligence theories. The Company's motions to dismiss the action were denied. The Company will continue to vigorously defend this lawsuit.

Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

Acetaminophen

In October 2022, the Judicial Panel on Multidistrict Litigation consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The acetaminophen MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL have asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. As of September 28, 2024, the Company has not been named as a defendant in any Complaints filed in the MDL. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability. On December 18, 2023, the Court granted in full defendants' motions to exclude testimony of Plaintiffs' general causation expert witnesses, finding Plaintiffs presented no credible evidence of scientific causation between prenatal ingestion of acetaminophen and ASD or ADHD in children. Final judgment has been entered as to the majority of pending cases with an appeal to proceed in the Second Circuit. A small minority of cases were exempted from the Court’s dismissal to enable Plaintiffs to present an additional expert to be evaluated through a similar process as the larger majority to determine if they can withstand scientific causation through this new expert. However, on July 10, 2024, the Court granted in full defendants' motion to exclude testimony of Plaintiffs' new general causation expert witness in this subset of carve out cases for similar reasons as the Court's December 2023 Order. Final judgment was entered against the plaintiffs in those carve out cases, which have now been appealed to the Second Circuit. Currently, it is not possible to assess reliably the outcome of these cases or reasonably estimate any potential future financial impact on the Company.

Perrigo Company plc - Item 1
Note 17

Phenylephrine

In September 2023, the FDA’s Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine (PE) containing products as a nasal decongestant. While the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits have been filed asserting various economic injury claims to consumers. On December 6, 2023, a number of the pending PE actions filed in various federal courts were consolidated into a multi-district litigation ("MDL") (In re: Oral Phenylephrine Marketing and Sales Practices Litigation, MDL No. 3089), pending before the U.S. District Court for the Eastern District of New York. A smaller group of putative class-action lawsuits alleging various PE products also were mislabeled as "Maximum Strength" were initially excluded from the consolidation, but have recently been joined to the MDL. Several individual arbitrations have also been threatened or filed with the American Arbitration Association with similar efficacy allegations. The Court has permitted Plaintiffs’ to file a streamlined and consolidated bellwether Complaint for purposes of testing the Plaintiffs’ case and enabling briefing on threshold issues. Defendants filed a consolidated Motion to Dismiss and the Court heard oral argument on that motion in September 2024. On October 29, 2024, the Court dismissed in its entirety Plaintiffs’ Streamlined and Consolidated Bellwether Complaint, finding that all of Plaintiffs’claims regarding PE were preempted by federal law, and further dismissing Plaintiffs’ RICO claims for lack of standing.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. Except as otherwise discussed for specific matters above, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At September 28, 2024, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was $41.9 million, inclusive of the remaining accrual for the securities litigation opt-out cases. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates, nor any assurance as to the amount of such final costs that will be covered by insurance as described below. In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 (the "2015 Policy") and December 2016 (the "2016 Policy"), respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The insurers on the policy period beginning December 2014 (the "2014 Policy") then provided coverage for those matters. However, if the insurers were successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenged aspects of coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020. Perrigo responded in the High Court proceedings on November 1, 2021; Perrigo’s defense and counterclaim included its position that the 2015 Policy and 2016 Policy also provide coverage for the underlying securities litigation matters and sought a ruling to that effect. The discovery stage of the case occurred in 2022, and a bench trial was held in mid-November 2023. In January 2024, the High Court delivered its judgment rejecting the insurers' position that Perrigo's insurance coverage is limited to the 2014 Policy. The High Court held additional hearings in April and July 2024 to hear the parties' submissions concerning under which of the 2014, 2015, and 2016 Policies Perrigo is entitled to coverage. The High Court delivered written judgments in January, May and July 2024, finding that coverage is available to Perrigo under each of the 2014 Policy, 2015 Policy and 2016 Policy. On October 18, 2024 the Court issued its final order on its three judgments, and the insurers have 28 days thereafter to seek an appeal of those three judgments. In September 2024, the one tower providing coverage paid out the remaining policy limits to Perrigo.

Perrigo Company plc - Item 1
Note 17

NOTE 18 - SEGMENT INFORMATION

The tables below show select financial measures by reporting segment (in millions):

	Total Assets
	September 28, 2024	December 31, 2023
CSCA	$5,665.9	$4,952.9
CSCI	5,537.3	5,856.2
Total	$11,203.2	$10,809.1

	Three Months Ended
	September 28, 2024			September 30, 2023
	Net Sales	Operating Income (Loss)	Intangible Asset Amortization	Net Sales	Operating Income (Loss)	Intangible Asset Amortization
CSCA	$671.3	$103.6	$15.2	$703.5	$91.1	$14.5
CSCI	416.3	48.9	42.3	420.3	13.6	53.5
Unallocated	—	(72.1)	—	—	(42.6)	—
Continuing Operations Total	$1,087.5	$80.4	$57.5	$1,123.8	$62.1	$68.0

	Nine Months Ended
	September 28, 2024			September 30, 2023
	Net Sales	Operating income (loss)	Intangible Asset Amortization	Net Sales	Operating income (loss)	Intangible Asset Amortization
CSCA	$1,949.5	$188.6	$44.9	$2,217.9	$272.0	$43.1
CSCI	1,285.5	65.1	128.5	1,280.7	43.6	159.6
Unallocated	—	(255.0)	—	—	(148.1)	—
Continuing Operations Total	$3,235.1	$(1.3)	$173.4	$3,498.7	$167.5	$202.7

Perrigo Company plc - Item 2
Executive Overview

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis ("MD&A") is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes found in Item 1 included in this Form 10-Q, and our Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2023 Form 10-K and Part II. Item 1A of this Form 10-Q.

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

Two key initiatives are fundamental to advancing our self-care strategy — the implementation of our Supply Chain Reinvention Program and Project Energize, a global investment and efficiency program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results.

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

Perrigo Company plc - Item 2
Executive Overview

We previously had an Rx segment comprised of our generic prescription pharmaceuticals business in the U.S. and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report. See Item 1. Note 5 for more information.

Recent Developments

•The sale of the HRA Pharma Rare Diseases Business (the "Rare Diseases Business") to Esteve Healthcare, S.L. ("ESTEVE") was completed on July 10, 2024. See Item 1. Note 3 for more information.
•Several leadership changes were announced during the three months ended September 28, 2024:
•On August 19, 2024, Dr. David Ball was appointed as Executive Vice President and Chief Brand and Digital officer.
•On September 4, 2024, Charles Atkinson was appointed as Executive Vice President, General Counsel and Secretary.
•A definitive agreement to sell Orion Laboratories Hospital & Specialty Business (the "Hospital & Specialty Business") to General Pharma BidCo Pty Ltd, being an Australian incorporated entity which is ultimately owned by funds managed by Genesis Capital ("Genesis Capital") was signed on September 14, 2024. The sale of the Hospital & Specialty Business was completed on November 1, 2024. See Item 1. Note 4 for more information.
•On September 17, 2024, Perrigo Finance Unlimited Company ("Perrigo Finance"), a public unlimited company incorporated under the laws of Ireland and an indirect wholly-owned finance subsidiary of Perrigo whose primary purpose is to finance the business and operations of Perrigo and its affiliates, issued $715 million in aggregate principal amount of 6.125% Senior Notes due 2032 (the "USD Notes due 2032") and €350 million in aggregate principal amount of 5.375% Senior Notes due 2032 (the "Euro Notes due 2032" and together with the USD Notes due 2032, the "2032 Notes"). Net proceeds from the 2032 Notes were used to prepay a portion of the Term Loan B Facility (as defined below) on September 19, 2024 and the remaining proceeds were used to fund the redemption of $700.0 million of the 4.375% Notes due 2026 on October 2, 2024.
•A brand partnership between Good Start® and Dr. Browns® infant formula solutions was announced September 26, 2024. The new Good Start® and Dr. Brown's™ portfolio will offer the same trusted infant formula products as the existing Soothe Pro™ and Gentle Pro™, now with refreshed packaging to celebrate the launch of the new partnership. Good Start® and Dr. Brown's™ infant formulas offer complete nutrition specially formulated for tolerance concerns.

Supply Chain Reinvention Program

In 2022, we initiated our Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply chain. Through this initiative, we are reducing portfolio complexity, investing in advanced planning capabilities, diversifying sourcing, and optimizing our manufacturing assets and distribution models. From 2022 through 2025, we expect to achieve $100 million to $120 million in gross pre-tax annualized savings, not including any benefits or impacts from the acquired Perrigo Wisconsin (Gateway) facility. To achieve these run rate savings per year by 2025 (not taking into account depreciation expense on capital investments related to the program), we previously anticipated incurring an estimated $160 million in costs by the end of 2025, which included investments to adjust our global manufacturing footprint. As we continue to assess the best alignment of operations to our new ways of working, we have decided to not proceed with manufacturing footprint actions related to this Program at this time. Therefore, we expect to incur costs of $100 million, or $60 million lower than originally projected by the end of 2025, to achieve the same savings opportunity of $100 million to $120 million in gross pre-tax annualized savings by the end of 2025, not including any benefits or impacts from the acquired Perrigo Wisconsin (Gateway) facility. Refer to Item 1. Note 15 for further details on restructuring charges.

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

Project Energize was initiated in the first quarter of 2024, subject to local law and consultation requirements, and is expected to deliver an annualized pre-tax savings in the range of $140 million to $170 million by 2026. The Company expects to reinvest approximately $40 million to $60 million of these savings to drive its blended-branded business model. Restructuring and related charges associated with these actions are estimated to be in the range of $140 million to $160 million, including $20 million to $40 million in investments to enhance capabilities, and are expected to be substantially incurred by the end of 2026. Restructuring activities as part of Project Energize are expected to result in the net reduction of approximately 6% of total Perrigo roles. Refer to Item 1. Note 15 for further details on restructuring charges.

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

Market Factors and Trends

Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including impacts from inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest and uncertainty magnified by the 2024 U.S. presidential election and legislative and regulatory changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.

Our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

Inflationary Costs and Supply Chain

As the war in Ukraine continues, supply chain disruptions in specific categories such as oil, agricultural and paper based commodities continue to lead to inflationary pressures in those areas. Additionally, we experienced employment vacancies and attrition as the labor market negatively impacted productivity and drove the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have begun to substantially offset the impacts of inflation, and the global freight constraints in availability of freight containers and truck drivers has normalized. However, future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine, and escalating conflicts in the Middle East and neighboring regions are uncertain.

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

Perrigo Company plc - Item 2
Executive Overview

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

The Company also bolstered its internal resources and brought in additional outside expertise to help revise, enhance and strengthen comprehensive standards and processes across our infant formula network, including in some instances, pausing production for comprehensive cleaning and infrastructure improvements. All planned large-scale manufacturing plant resets have now been completed, and the Company is implementing the next phase of our quality enhancements, including further protocol, process and procedural improvements at the site level, and additional investments to upgrade infrastructure. We do not expect these continuing improvements to result in extended shutdowns beyond typical planned maintenance activities.

Currently, all sites are up and running and have returned to reliable, quality-assured production with recent output across the network near 2023 levels. Our focus now lies in rebuilding customer service levels and getting these critical products back on the shelves for consumers who need high-quality, affordable infant formula.

We have incurred and expect to incur certain extraordinary non-recurring costs associated with the remediation and enhancement actions described above and the evolving U.S. infant formula regulatory landscape, including consulting and legal fees relating to the Company’s responses to the FDA and the development and institution of new protocols across our infant formula manufacturing sites, as well as other costs relating to the extended cleaning and sanitization and the pausing and restarting of production. Cash costs in 2024 to achieve this remediation plan are estimated at $15 to $20 million, of which approximately $17.9 million were incurred during the first three quarters. We also expect higher ongoing operating costs at our infant formula manufacturing sites moving forward as we continue to implement our enhanced program with additional internal capabilities. Due to these costs and the unabsorbed overhead and depressed sales volumes resulting from these actions, infant formula results in 2024 are expected to be below 2023 levels.

War in Ukraine

The invasion of Ukraine by Russia and resulting economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries on Russia, Belarus, and occupied regions in Ukraine have negatively impacted our results from operations in the region. We currently have 64 employees working in our Ukraine subsidiary. We do not have a subsidiary or employees in Russia. We have no manufacturing facilities in either Russia or Ukraine and we previously sold products into Russia entirely through distributors. In March 2022, we halted all sales to distributors in Russia and sales in Ukraine were severely depressed. Future impacts are difficult to predict due to the high level of uncertainty related to the war's duration, evolution and resolution. If the conflict spreads or materially escalates, or economic conditions deteriorate, the impact on our business and results of operations could be material.

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

Perrigo Company plc - Item 2
Executive Overview

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

RESULTS OF OPERATIONS

Currency Translation

Any currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three and nine months ended September 28, 2024 at the average exchange rates for the reporting period and average exchange rates for the three and nine months ended September 30, 2023.

CONSOLIDATED FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 28, 2024	September 30, 2023
Net sales	$1,087.5	$1,123.8
Gross profit	$404.4	$411.2
Gross profit %	37.2%	36.6%
Operating income	$80.4	$62.1
Operating income %	7.4%	5.5%

Net sales decreased $36.3 million, or 3.2%, due primarily to:
•$26.8 million decrease, or 2.4%, due primarily to lost distribution of lower margin products in U.S. Store Brands and lower net sales in Oral Care and Pain & Sleep Aids categories. These factors were partially offset by strategic pricing actions, new products and growth in branded OTC product offerings;
•$14.9 million decrease from the divestiture of the Rare Diseases Business and the sale of branded products; and
•$1.4 million decrease from exited product lines; partially offset by
•$5.1 million increase from favorable foreign currency translation.

Operating income increased $18.3 million, or 29.5%, due primarily to:

•$6.8 million decrease in gross profit driven by the impact from lower global OTC net sales volumes of $61.5 million, including lost distribution in U.S. Store Brands, and the exited Rare Diseases Business. These factors were partially offset by savings achieved through Supply Chain Reinvention and Project Energize activities, higher gross profit flow-through of $20.6 million from strategic pricing actions, and net favorable productivity stemming from infant formula efficiencies. Gross profit as a percentage of net sales increased 60 basis points compared to the prior year due to favorable mix within global store brand and across the portfolio in addition to the same factors that drove gross profit.

Perrigo Company plc - Item 2
Consolidated

•$25.1 million decrease in operating expenses due primarily to decreased selling and administration expenses of $29.9 million. Additionally, savings from Project Energize and the sale of branded products further reduced operating expenses. These were partially offset by impairment charges of $16.2 million recognized as part of the assets held for sale of the Hospital & Specialty Business, and an additional provision for litigation contingencies.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 28, 2024	September 30, 2023
Net sales	$3,235.1	$3,498.7
Gross profit	$1,156.8	$1,253.1
Gross profit %	35.8%	35.8%
Operating income (loss)	$(1.3)	$167.5
Operating income (loss) %	—%	4.8%

Net sales decreased $263.6 million, or 7.5%, due primarily to:
•$216.7 million decrease, or 6.3%, due primarily to lower net sales in U.S. Nutrition driven by actions to augment and strengthen the infant formula network, lower net sales in Upper Respiratory and Pain & Sleep Aids categories and purposeful SKU prioritization actions to enhance margins as part of the Company's Supply Chain Reinvention Program across most product categories. These factors were partially offset by strategic pricing actions and new products;
•$36.5 million decrease from the divestiture of the Rare Diseases Business and the sale of branded products;
•$14.4 million decrease from exited product lines; and
•$8.9 million decrease from unfavorable foreign currency translation.
Operating income decreased $168.8 million, or 100.8%, due primarily to:

•$96.3 million decrease in gross profit driven by the impact of lower global OTC net sales volumes of $150.9 million, including lost distribution in U.S. Store Brands, lower manufacturing productivity within U.S. Nutrition driven by actions to augment and strengthen the infant formula network, exited products and the exited Rare Diseases Business, partially offset by higher gross profit flow-through of $84.6 million from strategic pricing actions, savings achieved through Supply Chain Reinvention and Project Energize, and new products. Gross profit as a percentage of net sales remained flat compared to the prior year due to the same factors that impacted gross profit; and
•$72.5 million increase in operating expense due primarily to an additional provision for litigation contingencies, increased restructuring expenses associated with Supply Chain Reinvention and Project Energize of $72.4 million, and impairment charges recognized as part of the assets held for sale of the Hospital & Specialty Business and the Rare Diseases Business. These increases were partially offset by gains recognized on the sale of branded products, decreased selling expenses of $59.4 million, and savings from Project Energize.
CONSUMER SELF-CARE AMERICAS FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 28, 2024	September 30, 2023
Net sales	$671.3	$703.5
Gross profit	$220.8	$224.0
Gross profit %	32.9%	31.8%
Operating income	$103.6	$91.1
Operating income %	15.4%	12.9%

Perrigo Company plc - Item 2
CSCA

Net sales decreased $32.2 million, or 4.6%, due primarily to:

•$30.7 million decrease, or 4.4%, due primarily to lost distribution of lower margin products in U.S. Store Brands and lower net sales in the Oral Care and Upper Respiratory categories due to lower seasonal demand. These factors were partially offset by growth in the rest of the segment; and
•$1.4 million decrease from exited product lines.

CSCA net sales by product category were as follows:

Sales	Three Months Ended
(in millions, except percentages)(1)	September 28, 2024	September 30, 2023	$ Change	% Change
Nutrition	$127.1	$129.7	$(2.6)	(2.0)%
Upper Respiratory	120.9	131.2	(10.3)	(7.9)%
Digestive Health	113.5	118.1	(4.6)	(3.9)%
Pain and Sleep-Aids	87.7	94.5	(6.8)	(7.2)%
Healthy Lifestyle	80.9	79.4	1.5	1.9%
Oral Care	66.9	76.7	(9.8)	(12.8)%
Skin Care	51.9	58.2	(6.3)	(10.8)%
Women's Health	18.0	10.5	7.5	71.4%
Vitamins, Minerals, and Supplements ("VMS")	3.5	4.4	(0.9)	(20.5)%
Other CSCA	0.9	0.8	0.1	12.5%
Total CSCA	$671.3	$703.5	$(32.2)	(4.6)%

(1) We updated our global reporting product categories as a result of legacy sales being moved out of Other CSCA and into respective categories. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.

Sales in each category were driven primarily by:

•Nutrition: Net sales of $127.1 million decreased 2.0% due primarily to lower net sales of oral electrolyte solutions (OES), which were partially offset by a 3% increase in net sales of infant formula products as the Company continues to refill store brand and contract customer inventories and regain market share.
•Upper Respiratory: Net sales of $120.9 million decreased 7.9% due primarily to previously disclosed lost distribution of lower margin products in U.S. Store Brand and lower volume consumption in the cough cold category versus the prior year period. These impacts more than offset strong growth of Nasonex® and Triamcinolone Acetonide in the allergy category.
•Digestive Health: Net sales of $113.5 million decreased 3.9% due primarily to previously disclosed lost distribution of lower margin products in U.S. Store Brand and lower net sales of products in the Omeprazole family. These impacts more than offset higher net sales of Polyethylene Glycol, products within the Esomeprazole family, and Prevacid®, in addition to new business awards.
•Pain and Sleep-aids: Net sales of $87.7 million decreased 7.2% due primarily to previously disclosed lost distribution of lower margin products in U.S. Store Brand, partially offset by new business awards.
•Healthy Lifestyle: Net sales of $80.9 million increased 1.9% due primarily to higher net sales of nicotine gums which benefited from new distribution at specific retail customers and market share gains.
•Oral Care: Net sales of $66.9 million decreased 12.8% due to lower total category consumption versus the prior year period, lower distribution at specific retail customers, and lower net sales of Plackers® dental flossers.
•Skin Care: Net sales of $51.9 million decreased 10.8% due primarily to lower contract manufacturing sales from one customer that is insourcing production, as expected. This dynamic more than offset growth within the Minoxidil franchise.
•Women's Health: Net sales of $18.0 million increased 71.4% due primarily to Opill® and higher net sales of feminine hygiene products; and,

Perrigo Company plc - Item 2
CSCA

•VMS and Other: Net sales of $4.4 million decreased 15.4% due primarily to volume decline in the VMS category.
Operating income increased $12.5 million, or 13.7%, due primarily to:

•$3.2 million decrease in gross profit driven by the impact from lower OTC net sales volumes of $36.0 million, partially due to lost distribution of lower margin products in U.S. Store Brands; partially offset by greater manufacturing efficiencies in infant formula of $17.0 million, benefits from the Company's Supply Chain Reinvention program, and higher profit new products. Gross profit as a percentage of net sales increased 110 basis points compared to the prior year due to favorable mix within store brand and across the segment, in addition to the same factors that impacted gross profit.

•$15.7 million decrease in operating expenses due primarily to benefits from Project Energize, partially offset by higher brand advertising and promotional investments.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 28, 2024	September 30, 2023
Net sales	$1,949.5	$2,217.9
Gross profit	$564.1	$659.3
Gross profit %	28.9%	29.7%
Operating income	$188.6	$272.0
Operating income %	9.7%	12.3%
Net sales decreased $268.4 million, or 12.1%, due primarily to:
•$253.6 million decrease, or 11.5%, due primarily to lower net sales in U.S. Nutrition driven by actions to augment and strengthen the infant formula network, SKU prioritization actions to enhance margins and lower net sales in the Upper Respiratory and Pain & Sleep Aids categories due to lower seasonal demand. These factors were partially offset by growth in the Women's Health and Healthy Lifestyle categories; and
•$14.4 million decrease from exited product lines.

CSCA net sales by product category were as follows:

Sales	Nine Months Ended
(in millions, except percentages)(1)	September 28, 2024	September 30, 2023	$ Change	% Change
Upper Respiratory	$370.0	$422.2	$(52.2)	(12.4)%
Digestive Health	361.7	368.2	(6.5)	(1.7)%
Nutrition	303.8	436.3	(132.5)	(30.4)%
Pain and Sleep-Aids	251.9	294.6	(42.7)	(14.5)%
Healthy Lifestyle	221.3	219.3	2.0	0.9%
Oral Care	204.8	235.5	(30.7)	(13.0)%
Skin Care	158.6	189.8	(31.2)	(16.4)%
Women's Health	62.0	35.6	26.4	74.2%
VMS	13.0	13.9	(0.9)	(6.3)%
Other CSCA	2.4	2.5	(0.1)	(2.3)%
Total CSCA	$1,949.5	$2,217.9	$(268.4)	(12.1)%
(1) We updated our global reporting product categories as a result of legacy sales being moved out of Other CSCA and into respective categories. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.
Sales drivers in each category are provided below:
•Upper Respiratory: Net sales of $370.0 million decreased 12.4% due primarily to lower consumer demand for cough cold and allergy products, in addition to net lost distribution of lower margin products. The

Perrigo Company plc - Item 2
CSCA

category was also impacted by a 3.9 percentage points reduction from exited product lines and portfolio optimization actions. These impacts more than offset strong growth of Nasonex® and Triamcinolone Acetonide in the allergy category;
•Digestive Health: Net sales of $361.7 million decreased 1.7% as higher volumes of antacid and laxative products, including Polyethylene Glycol, and products within the Esomeprazole family were more than offset by a 2.1 percentage points reduction from exited product lines and portfolio optimization actions, lost distribution of lower margin products in U.S. Store Brand and lower volume of Omeprazole;
•Nutrition: Net sales of $303.8 million decreased 30.4% as increases in net sales of infant formula products as the Company continues to refill store brand and contract customer inventories, and regain market share was more than offset by lower shipments to customers in the first half of the year as the company worked through its infant formula plant remediation plans in addition to a 0.8 percentage points decline from exited product lines in the category;
•Pain and Sleep-aids: Net sales of $251.9 million decreased 14.5% due primarily to net lost distribution of lower margin products, purposeful SKU prioritization actions and exited product lines, which had an aggregate negative impact of 5.0 percentage points. In addition, inventory reductions by U.S. retail customers resulted in lower net sales of pain and sleep-aid products;
•Healthy Lifestyle: Net sales of $221.3 million increased 0.9% due primarily to higher net sales of nicotine lozenges, including the new product launch of the Nicotine Ice Mint Lozenge, higher net sales of nicotine gums and market share gains partially offset by inventory de-stocking at U.S. retail customers and lower category consumption compared to the prior year period;
•Oral Care: Net sales of $204.8 million decreased 13.0% due primarily to lower distribution at specific retail customers and the comparison to strong sales in the prior year as customers normalized inventories, partially offset by higher net sales of Reach® toothbrushes;
•Skin Care: Net sales of $158.6 million decreased 16.4% due primarily to portfolio optimization actions and exited product lines, which had an aggregate negative impact of 12.1 percentage points, and lower contract manufacturing sales from one customer that is insourcing production, as previously disclosed. These impacts more than offset strong, double digit, growth of Mederma® and growth within the Minoxidil franchise;
•Women's Health: Net sales of $62.0 million increased 74.2% due primarily to the new product launch of Opill® and higher net sales of feminine hygiene products, partially offset by a 5.6 percentage point reduction from exited product lines; and
•VMS and Other: Net sales of $15.4 million decreased 6.1% due primarily to volume decline in the VMS category.
Operating income decreased $83.4 million, or 30.7%, due primarily to:

•$95.2 million decrease in gross profit driven by the impact from lower net sales volumes throughout the segment of $64.7 million and cost of actions to augment and strengthen the infant formula network; partially offset by savings achieved through Supply Chain Reinvention and Project Energize activities, strategic pricing actions and new products. Gross profit as a percentage of net sales decreased 80 basis points compared to the prior year due to the same factors that impacted gross profit, partially offset by favorable product mix, including higher margin new products, lost distribution of lower margin products, and SKU prioritization activities.

•$11.8 million decrease in operating expenses due primarily to savings from Project Energize, partially offset by higher restructuring costs, and brand advertising and promotional investments.

Perrigo Company plc - Item 2
CSCI

CONSUMER SELF-CARE INTERNATIONAL FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 28, 2024	September 30, 2023
Net sales	$416.3	$420.3
Gross profit	$185.0	$187.2
Gross profit %	44.4%	44.5%
Operating (loss) income	$48.9	$13.6
Operating (loss) income %	11.7%	3.2%

Net sales decreased $4.0 million, or 1.0%, due primarily to:
•$14.9 million decrease from the divestiture of the Rare Diseases Business and the sale of branded products; partially offset by
•$5.3 million increase from favorable foreign currency translation; and
•$3.9 million increase, or 1.0%, due primarily to growth in the Upper Respiratory, Skin Care and Women's Health categories stemming from market share gains in key brands, strategic pricing actions and new products, partially offset by lower net sales in the Pain & Sleep Aids and VMS categories.

CSCI net sales by product category were as follows:

Sales	Three Months Ended
(in millions, except percentages)	September 28, 2024	September 30, 2023	$ Change	% Change
Skin Care	$91.0	$86.7	$4.3	5.0%
Upper Respiratory	86.1	78.2	7.9	10.1%
Pain and Sleep-Aids	56.9	61.1	(4.2)	(6.9)%
Healthy Lifestyle	53.2	52.4	0.8	1.5%
VMS	43.0	46.1	(3.1)	(6.7)%
Women's Health	32.2	28.5	3.7	13.0%
Oral Care	23.3	24.8	(1.5)	(6.0)%
Digestive Health	9.0	10.8	(1.8)	(16.7)%
Other CSCI	21.6	31.7	(10.1)	(31.9)%
Total CSCI	$416.3	$420.3	$(4.0)	(1.0)%
Sales in each category were driven primarily by:

•Skin Care: Net sales of $91.0 million increased 5.0%, inclusive of a 0.4% favorable effect of currency translation, due to strong growth in Compeed®, driven by market share gains, in addition to higher net sales within the ACO® and Sebamed® brand portfolios. The category also benefited from the absence of prior year distribution transitions.
•Upper Respiratory: Net sales of $86.1 million increased 10.1%, inclusive of a 2.2% favorable effect of currency translation, due primarily higher net sales of Bronchenolo®, Bronchostop® and Coldrex®, which benefited from category growth and market share gains.
•Pain & Sleep-Aids: Net sales of $56.9 million decreased 6.9%, inclusive of a 2.6% favorable effect of currency translation, due primarily to lower net sales of Solpadeine®, due primarily to supply constraints, and lower net sales of store brand products.
•Healthy Lifestyle: Net sales of $53.2 million increased 1.5%, inclusive of a 1.5% favorable effect of currency translation, as higher consumption for anti-parasite products including Paranix®, were more than offset by lower category consumption in weight loss, impacting XLS Medical®.

Perrigo Company plc - Item 2
CSCI

•VMS: Net sales of $43.0 million decreased 6.7%, inclusive of a 1.1% favorable effect of currency translation, due primarily to promotional phasing of Davitamon® and Abtei® and overall lower category consumption..
•Women's Health: Net sales of $32.2 million increased 13.0%, inclusive of a 1.3% favorable effect of currency translation, due primarily to higher net sales of contraceptive products including EllaOne®, driven by market share gains and the absence of prior year distribution transitions.
•Oral Care: Net sales of $23.3 million decreased 6.0%, inclusive of a 1.8% favorable effect of currency translation, due primarily to lower net sales of store brand products and Plackers®; and,
•Digestive Health and Other: Net sales of $30.6 million decreased 28.0%, inclusive of a 1.1% unfavorable effect of currency translation, primarily due to the divestiture of the HRA Pharma Rare Diseases Business, which was partially offset by higher net sales of store brand products.
Operating income increased $35.3 million, or 259.6%, due primarily to:
•$2.2 million decrease in gross profit due primarily to the impact of lower net sales volumes of $25.5 million and the exited Rare Diseases Business, partially offset by higher gross profit flow-through from strategic pricing actions of $24.0 million and new products. Gross profit as a percentage of net sales decreased 10 basis points compared to the prior year due to the same factors impacting gross profit; more than offset by

•$37.6 million decrease in operating expenses due primarily to the sale of branded products of $26.0 million and savings from Project Energize; which were partially offset by impairment charges of $16.2 million recognized as part of the assets held for sale of the Hospital & Specialty Business.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 28, 2024	September 30, 2023
Net sales	$1,285.5	$1,280.7
Gross profit	$594.2	$593.8
Gross profit %	46.2%	46.4%
Operating income	$65.1	$43.6
Operating income %	5.1%	3.4%

Net sales increased $4.8 million, or 0.4%, due primarily to:
•$37.2 million increase, or 3.0%, due primarily to growth in the Skin Care and Women's Health categories stemming from strategic pricing actions and new products, partially offset by lower net sales in the Upper Respiratory category due to lower seasonal demand and supply constraints; partially offset by
•$36.5 million decrease from the divestiture of the Rare Diseases Business and the sale of branded products; and
•$8.5 million decrease from unfavorable foreign currency translation.

Perrigo Company plc - Item 2
CSCI

CSCI net sales by product category were as follows:

Sales	Nine Months Ended
(in millions, except percentages)	September 28, 2024	September 30, 2023	$ Change	% Change
Skin Care	$333.5	$293.1	$40.4	13.8%
Upper Respiratory	206.0	227.9	(21.9)	(9.6)%
Healthy Lifestyle	175.2	179.4	(4.2)	(2.3)%
Pain and Sleep-Aids	158.6	163.8	(5.2)	(3.2)%
VMS	127.4	135.4	(8.0)	(5.9)%
Women's Health	101.2	89.5	11.7	13.1%
Oral Care	75.0	75.5	(0.5)	(0.7)%
Digestive Health	27.0	30.0	(3.0)	(10.0)%
Other CSCI	81.5	86.1	(4.6)	(5.3)%
Total CSCI	$1,285.5	$1,280.7	$4.7	0.4%
Sales in each category were driven primarily by:

•Skin Care: Net sales of $333.5 million increased 13.8%, inclusive of a 2.9% unfavorable effect of currency translation, due to strong growth in Compeed® driven by the new product launch of Compeed Spots, and the absence of prior year distribution transitions. Category growth was also driven by improved performance within the ACO® and Sebamed® brand portfolios;
•Upper Respiratory: Net sales of $206.0 million decreased 9.6%, inclusive of a 1.3% favorable effect of currency translation, due primarily to lower net sales of cough cold products stemming from lower incidence of cough cold throughout the E.U. compared to the prior year and supply constraints on several products in the category, partially offset by higher net sales of Bronchenolo®, Bronchostop® and Coldrex® which benefited from category growth and market share gains;
•Healthy Lifestyle: Net sales of $175.2 million decreased 2.3%, inclusive of a 4.0% unfavorable effect of currency translation, as higher consumption of anti-parasite products including, Jungle Formula, Paranix and Lyclear®, were more than offset by lower category consumption in weight loss, impacting XLS Medical and timing of sales for smoking cessation brand NiQuitin®;
•Pain & Sleep-Aids: Net sales of $158.6 million decreased 3.2%, inclusive of a 2.1% favorable effect of currency translation, due primarily to lower net sales of Solpadeine, related to supply constraints, and lower net sales of store brand products, partially offset by higher net sales of Tiger Balm for muscle relief;
•VMS: Net sales of $127.4 million decreased 5.9%, inclusive of a 0.4% favorable effect of currency translation, due primarily to lower net sales of Granufink and Arterin, stemming from lower consumption. These dynamics were partially offset by higher net sales of Abtei and promotional phasing of Davitamon;
•Women's Health: Net sales of $101.2 million increased 13.1%, inclusive of a 0.0% effect of currency translation, due primarily to higher net sales of contraceptive products including EllaOne®, driven by market share gains and the absence of prior year distribution transitions;
•Oral Care: Net sales of $75.0 million decreased 0.7%, inclusive of a 1.3% favorable effect of currency translation, due primarily to lower net sales of store brand products and Plackers®;
•Digestive Health and Other: Net sales of $108.5 million decreased 6.5%, inclusive of a 0.7% unfavorable effect of currency translation, due primarily to the divestiture of the Rare Diseases Business, partially offset by higher net sales of store brand digestive health products.

Perrigo Company plc - Item 2
CSCI

Operating income increased $21.5 million, or 49.3%, due primarily to:
•$0.4 million increase in gross profit due primarily to higher gross profit flow-through from strategic pricing actions, new products, and Supply Chain Reinvention savings, almost entirely offset by the impact of lower sales volumes, cost of goods sold inflation and the exited Rare Diseases Business. Gross profit as a percentage of net sales decreased 20 basis points compared to the prior year due to the same factors impacting gross profit being more than offset by unfavorable product mix driven in part by supply constraints; and
•$21.1 million decrease in operating expenses due primarily to decreased selling expenses of $52.7 million, savings from Project Energize and the sale of branded products; which were partially offset by impairment charges of $50.3 million recognized as part of the assets held for sale of the Hospital & Specialty Business and the Rare Diseases Business, and increased restructuring expenses associated with Project Energize and Supply Chain Reinvention activities.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Nine Months Ended
September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
$70.7	$42.5	$253.6	$148.1

The increase of $28.2 million in unallocated expenses during the three months ended September 28, 2024, and the increase of $105.5 million in unallocated expenses during the nine months ended September 28, 2024, compared to the prior year periods was due primarily to an increase in expenses for litigation as well as restructuring associated primarily with Project Energize.

Interest expense, net, Other (income) expense, net and Loss (gain) on extinguishment of debt

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest expense, net	$57.6	$43.5	$144.7	$131.1
Other (income) expense, net	$(4.1)	$(0.6)	$(0.5)	$(9.6)
Loss on extinguishment of debt	$5.1	$—	$5.2	$—

The $14.1 million increase in Interest Expense, net during the three months ended September 28, 2024 compared to the prior year period was due primarily to the de-designation of interest rate swap agreements (refer to Item 1. Note 12).

The $13.6 million increase during the nine months ended September 28, 2024 compared to the prior year period was due primarily to the same factors as noted above.

The $3.5 million increase in Other (income) expense, net for the three months ended September 28, 2024 compared to the prior year period was due primarily to the gain recognized on the sale of the Rare Diseases Business.

The $9.1 million decrease in Other (income) expense, net for the nine months ended September 28, 2024 compared to the prior year period was due primarily to the absence of higher prior year milestone income related to legacy royalty rights, partially offset by the gain recognized on the sale of the Rare Diseases Business.

The loss on extinguishment of debt during the three and nine months ended September 28, 2024 is related to the unamortized fees associated with the partial payment on the Term Loan B Facility (refer to Item 1. Note 12).

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
180.9%	19.7%	20.9%	49.5%

The effective tax rate on the pre-tax income for the for the three months ended September 28, 2024 and on the pre-tax loss for the nine months ended September 28, 2024 was largely impacted by losses recognized in various tax jurisdictions, in both periods, as well as the impacts of accounting for income taxes in interim reporting periods. As a result, a significant variation in the customary relationship between income tax expense and pre-tax book income may occur. Due to the net impact of an inter-company intellectual property sale, estimated worldwide non-deductible expenses, as well as establishing a partial valuation allowance in the United States, we are projecting an income tax expense for the full year ended December 31, 2024, which results in an unusually high annual effective tax rate when applied to the forecasted pre-tax income for the year. Although a significant tax benefit has been recorded on the losses for the nine months ended September 28, 2024, a tax expense has been recorded for the three months ended September 28, 2024, and as noted above, we are projecting an income tax expense for the full year ended December 31, 2024.

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

Cash, Cash Equivalents and Restricted Cash

(in millions)	September 28, 2024	December 31, 2023
Cash, cash equivalents and restricted cash(1)	$1,463.5	$751.3
Working capital(2)	$1,229.7	$935.9
(1) We had $1.1 million and $7.0 million of restricted cash as of September 28, 2024 and December 31, 2023 in the Condensed Consolidated Balance Sheets, respectively.
(2) Working capital represents current assets less current liabilities, excluding cash, cash equivalents and restricted cash and excluding current indebtedness.

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

Cash Flows

The following table includes summarized cash flow activities:

	Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	$ Change
Net cash from operating activities	$50.3	$196.8	$(146.5)
Net cash from (for) investing activities	115.9	(54.7)	170.6
Net cash from (for) financing activities	543.1	(142.6)	685.7
Effect of exchange rate changes on cash and cash equivalents	2.9	(1.9)	4.8
Net increase (decrease) in cash and cash equivalents	$712.2	$(2.4)	$714.6

Net cash from Operating Activities

The $146.5 million decrease in operating cash flow was primarily driven by a decrease in cash flow from the change in net earnings after adjustments for items including deferred income taxes, gain on sale of branded products, impairment charges, settlement of interest rate derivatives, and restructuring, partially offset by significantly higher working capital during the period, primarily related to timing of sales and payments received and made.

Net cash from (for) Investing Activities

The $170.6 million increase in investing cash flow was due primarily to the proceeds from the sale of the Rare Diseases Business and the sale of six branded products in the current year.

Net cash from (for) Financing Activities

The $685.7 million increase in financing cash flow was due primarily to the issuance of the 2032 Notes during the period, partially offset by increased payments on our Senior Secured Credit Facilities compared to the prior year.

Borrowings and Capital Resources

Note Issuances

On September 17, 2024, Perrigo Finance issued the 2032 Notes.The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and its subsidiaries that provide guarantees under Perrigo's Senior Secured Credit Facilities (as defined below). Net proceeds from the 2032 Notes were used to prepay a portion of the Term Loan B Facility (as defined below) on September 19, 2024 and the remaining proceeds were used to fund the redemption of $700.0 million of the 4.375% Notes due 2026 on October 2, 2024. As a result of the redemption, we recognized an extinguishment loss of $5.1 million during the third quarter of 2024 and we anticipate an additional loss of $1.6 million in the fourth quarter of 2024.

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

As of September 28, 2024 and December 31, 2023, we had $1,437.8 million and $1,858.1 million, respectively, outstanding under our Term Loan A Facility and Term Loan B Facility. Our short-term debt as of September 28, 2024 of $440.7 million is comprised of (i) the remaining portion of the 3.900% Senior Notes due 2024, (ii) amortization payments for the Term A Loans and the Term B Loans and (iii) lease payments.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in December 2024.

We are in compliance with all the covenants under our debt agreements as of September 28, 2024.

Other Financing

We have overdraft facilities available that we may use to support our cash management operations. There were no material borrowings outstanding under the overdraft facilities as of September 28, 2024 or December 31, 2023.

Leases

We had $203.7 million and $202.2 million of lease liabilities and $194.4 million and $197.3 million of lease assets as of September 28, 2024 and December 31, 2023, respectively. For information on our operating and finance lease obligations and the amount and timing of future payments refer to Item 1. Note 8.

Credit Ratings

Our credit ratings on September 28, 2024 were Ba2 (negative), BB- (stable), and BB (negative), by Moody's Investor Services, S&P Global Ratings, and Fitch Ratings Inc., respectively. On March 25, 2024, S&P downgraded our issuer credit rating to BB- from BB, senior secured notes ratings to BB from BB+ and senior unsecured notes ratings to B+ from BB- and the rating outlooks remained stable. On April 16, 2024, Fitch downgraded our issuer credit rating to BB from BB+ and the rating outlooks remained negative.

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Guarantor Financial Information

As detailed in Item 1. Note 12, the Guarantor Subsidiaries and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Loan Parties provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 3.900% Notes due 2024, the 4.375% Notes due 2026 (subsequent to September 28, 2024, these Notes were redeemed in full), the 4.900% Notes due 2030, the 5.375% Euro Notes due 2032, the 6.125% USD Notes due 2032, and the 4.900% Notes due 2044 issued by Perrigo Finance.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	September 28, 2024	December 31, 2023
Current Assets	$2,896.4	$1,999.9
Non-current Assets	$4,428.4	$4,596.2
Current liabilities	$1,079.7	$1,888.8
Non-current liabilities	$13,114.9	$11,498.4
Due to non-guarantors	$8,215.2	$7,355.3

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

Nine Months Ended
September 28, 2024
Total Revenues	$2,256.9
Gross Profit	$691.6
Operating (Loss) Income	$(95.3)
Net (Loss) Income	$(208.7)
Revenue from non-guarantors	$233.8
Operating Expenses to non-guarantors	$(1.3)
Other (income) expense to non-guarantors	$(25.2)

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Contractual Obligations

There were no material changes in contractual obligations as of September 28, 2024 from those provided in our 2023 Form 10-K.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 28, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Evaluation of the Effectiveness of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 28, 2024. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of September 28, 2024. The results of management’s assessment have been reviewed with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Item 1. Note 16 and Item 1. Note 17 of the Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1A
Risk Factors

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K.

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans

On September 9, 2024, Jeffrey B. Kindler, a Director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Kindler's plan provides for the potential sale of up to 17,598 shares of the Company's common stock and will expire on December 31, 2024 or on any earlier date on which all of the shares have been sold.

Except as disclosed above, during the three and nine months ended September 28, 2024, no other director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Perrigo Company plc - Item 6
Exhibits

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated as of July 3, 2024, by and among Perrigo Company plc and Esteve Healthcare S.L. (Incorporated by reference from Exhibit 2.1 to the Company Current Report on Form 8-K filed on July 10, 2024).

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

4.1
Sixth Supplemental Indenture dated as of September 17, 2024, among the Issuer, the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee. (Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.2
Form of 6.125% Note due 2032 (included in the Sixth Supplemental Indenture filed as Exhibit 4.1). (Incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.3
Seventh Supplemental Indenture dated as of September 17, 2024, among the Issuer, the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee. (Incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.4
Form of 5.375% Note due 2032 (included in the Seventh Supplemental Indenture filed as Exhibit 4.3). (Incorporated by reference from Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 17, 2024).

10.1*
Letter Agreement dated June 11, 2024, by and between the Company and Kyle L. Hanson (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2024).

10.2*	Employment Separation and Severance Letter Agreement fully executed on September 16, 2024 by and between the Company and Kyle L. Hanson (filed herewith).

10.3*
Compromise Waiver Agreement dated April 5, 2024, by and between Perrigo Corporation DAC and Grainne Quinn (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2024).

10.4*	Reaffirmation Letter dated August 2, 2024, by and between Perrigo Corporation DAC and Grainne Quinn (filed herewith).

22	List of Guarantor Subsidiaries (filed herewith).

31.1	Rule 13a-14(a) Certification by Patrick Lockwood-Taylor, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Eduardo Bezerra, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).
*Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	November 6, 2024	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 6, 2024	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)