Form 10-K
period 2024-12-31
PERRIGO Co plc
filed 2025-02-28
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our ordinary shares on June 28, 2024 as reported on the New York Stock Exchange, was $3,502,398,592. Ordinary shares held by each director or executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2025, the registrant had 136,458,620 outstanding ordinary shares.
Documents incorporated by reference:
The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

PERRIGO COMPANY PLC
FORM 10-K
YEAR ENDED DECEMBER 31, 2024

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

The Company has based these forward-looking statements on its current expectations, assumptions, estimates and projections. While the Company believes these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including: supply chain impacts on the Company’s business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business, including the Middle East; current and future impairment charges, including those related to the sale of the Héra SAS ("HRA Pharma") Rare Diseases Business, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than the Company does; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding the Company's ability to obtain and maintain its regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; the Company’s ability to achieve benefits expected from its sale of the HRA Rare Diseases Business, including potential earnout payments, and the sale of its Hospital and Specialty Business and the risk that potential costs or liabilities incurred or retained in connection with those transactions may exceed the Company's estimates or adversely affect the Company's business or operations; the risk that potential costs or liabilities incurred or retained in connection with the sale of the Company's Rx business may exceed the Company’s estimates or adversely affect the Company’s business or operations; the Company's ability to achieve the benefits expected from the acquisitions of HRA Pharma and Nestlé’s Gateway infant formula plant along with the U.S. and Canadian rights to the GoodStart® infant formula brand and other related formula brands ("Gateway") and/or the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisitions; risks associated with the integration of HRA Pharma and Gateway, including the risk that growth rates are adversely affected by any delay in the integration of sales and distribution networks; the consummation and success of other announced and unannounced acquisitions or dispositions, and the Company’s ability to realize the desired benefits thereof; and the Company’s ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including the Company's ability to achieve the expected benefits from its ongoing restructuring programs described herein. Adverse results with respect to pending litigation could have a material adverse impact on the Company's operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

WHO WE ARE

Perrigo is a leading pure-play self-care company with more than a century of providing high-quality health and wellness solutions to meet the evolving needs of consumers. As one of the originators of the over-the-counter ("OTC") self-care market, Perrigo is led by its vision "To Provide The Best Self-Care For Everyone" and its purpose to "Make Lives Better Through Trusted Health and Wellness Solutions, Accessible To All".

Perrigo provides access to trusted self-care solutions that can be used without the need to visit a health practitioner for a prescription. Guided by our vision and purpose, our strategic goal is to create sustainable and value accretive growth by 1) delivering consumer preferred brands and innovation, 2) driving category growth with our customers, 3) powering our business with our world-class, quality assured supply chain, including a focus on sustainability with meaningful goals to reduce greenhouse gas emissions, water, and waste, in addition to increasing the recyclability of our packaging, and 4) evolving our global organization to one cohesive operating model. Our unique competency is to deliver health and wellness solutions across multiple price and value tiers that improve access and choice for consumers.

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe, with no one product representing more than 5% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, nutrition and women's health, along with brands including Opill® and Mederma®. In Europe, our portfolio consists primarily of brands, including Compeed®, EllaOne®, Solpadeine®, and ACO®.

Two key initiatives are fundamental to advancing our self-care strategy — our Supply Chain Reinvention Program, a global supply chain efficiency program, and Project Energize, a global investment and efficiency program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results.

Perrigo’s unique complementary businesses enables each individually to play a specific reinforcing role, where 1) store brands and infant formula generate cash for investments into the Company’s key higher margin, higher growth or ‘High-Grow’ brands, 2) branding and innovation capabilities that deliver brand and store brand demand generation leading to stronger customer partnerships, 3) consumer-led innovation that is scaled across brands, store brands and geographies, and 4) the Company’s global supply chain scale and reach with 100-plus molecules, at 100% consumer price point coverage, serves the most consumers.

The Company’s plan to drive cash flow and total shareholder return is anchored behind its ‘Three-S’ plan – ‘Stabilizing’ Consumer Self-Care Americas store brand and infant formula businesses; ‘Streamlining’ the global portfolio, enterprise operating model and Consumer Self-Care International business; and ‘Strengthening’ what is working by prioritizing and increasing investments behind key ‘High-Grow’ brands. Further 2024 highlights can be found in Item 7. Management Discussion and Analysis - Executive Overview.

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

Perrigo Company plc - Item 1
Business

Among other things, we believe the following factors give us a competitive advantage and provide value to our customers and consumers:

•A diverse product portfolio, leadership in first-to-market product development, and product life cycle management;
•Experienced research and development ("R&D"), innovation and regulatory capabilities to develop and launch high-quality solutions, differentiated product features and benefits, product reformulations, new brands and brand line extensions, and differentiated products;
•Deep understanding of consumer needs and customer strategies with market, category and product specific promotional and e-commerce capabilities;
•Expansive pan-European commercial infrastructure, brand-building capabilities, and an extensive and diverse product portfolio;
•Supply chain breadth, and utilizing economies of scale to manage supply chain complexity across multiple dosage forms, formulations, and stock-keeping units; and
•Quality and cost effectiveness throughout the supply chain and operational systems across all products creating a sustainable, lower-cost network across our manufacturing and distribution networks.

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
We previously had an Rx segment comprised of our generic prescription pharmaceuticals business in the U.S. and other pharmaceuticals and diagnostic businesses in Israel, which have been divested. The Rx segment was reported as Discontinued Operations in 2021, and is presented as such for all periods in this report. See Item 8. Note 4 for more information. Financial information related to our business segments can be found in Item 8. Note 20.

CONSUMER SELF-CARE AMERICAS

The CSCA segment develops, manufactures and markets our leading self-care consumer solutions in the U.S. and Canada. We primarily provide our customers self-care products that are sold and marketed under the customer's own brands and/or exclusive brands ("store brands"). We additionally have a select lineup of branded self-care products. Customers include major global, national, and regional retail drug, supermarket, mass merchandise chains, e-commerce retailers, and major wholesalers.

Our store brand products are comparable in quality and effectiveness to national brands. Store brand products must meet the same stringent U.S. Food and Drug Administration ("FDA") requirements as national brands within the U.S. and the requirements of comparable regulatory bodies outside the U.S. In most instances, our product packaging, marketing, advertising, and e-commerce focus are designed to invite and reinforce comparison to national brand products, while conveying a superior value for consumers. The cost of store brand products to retailers is significantly lower than that of comparable nationally advertised brand name products. The retailer, therefore, can price a store brand product below the competing national brand product and realize a greater percentage and dollar profit, while consumers benefit from receiving a high-quality product at a price below the comparable national brand product. Consumer awareness and knowledge of the quality, value and efficacy of our products are achieved from marketing efforts made by us, our retailer customers and wholesalers.

Certain branded products are developed, manufactured and distributed within the CSCA segment. Our primary branded products sold under brand names include Compeed®, Dr. Fresh®, Firefly®, Good Sense®, Good Start®, Mederma®, Nasonex®, Plackers®, Prevacid®24HR, REACH®, Rembrandt®, Steripod®. In March 2024, we launched Opill®, the first ever FDA approved birth control pill for OTC use without age restriction. On September 26, 2024, we announced a new brand partnership with Dr. Brown's™ Baby to provide infant formula solutions for babies with tolerance concerns. The new Good Start® | Dr. Brown's™ portfolio will offer the same trusted infant formula products as the existing SoothePro™ and GentlePro™, continue to feature probiotics, advanced protein hydrolysis, and 100% whey protein; but now with a refreshed label to celebrate the new partnership.

CONSUMER SELF-CARE INTERNATIONAL

The CSCI segment comprises our consumer self-care product categories outside the U.S. and Canada, including

Perrigo Company plc - Item 1
Business

our branded products in Europe and Australia and our store brand products in the United Kingdom and parts of Europe and Asia. We leverage our broad marketing, sales, regulatory, manufacturing and distribution infrastructure to drive market share, innovate new products and brands, in-license and expand product lines, and sell and distribute third-party brands. The CSCI segment products are sold primarily through an established pharmacy sales force to an extensive network of customers including pharmacies, wholesalers, drug and grocery store retailers, e-commerce retailers, and para-pharmacies in more than 31 countries, predominantly in Europe. Products in the CSCI segment are marketed using traditional and digital advertising as well as point-of-sale promotional spending to enhance brand equity.

While we have hundreds of brands, we focus our resources on growth brands, including Solpadeine®, Coldrex®, Physiomer®, NiQuitin®, ACO®, Compeed®, and ellaOne®. Many of these brands have leading positions in the markets in which they compete. Additional resources, including R&D investments, are allocated to these brands to strengthen their market position while leveraging the same R&D efforts under smaller local brands. Our new product pipeline is supported by internal R&D, new product development, acquisitions and partnerships, both in terms of brand extensions and product improvements.

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
(2) Rare Diseases Business within the Other product category is exclusive to CSCI. During 2024 we divested the Rare Diseases Business. Refer to Item 8. Note 3.

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
•The creation of a new "Skin Care" reporting category, comprised of Compeed®, Mederma®, and all of the products in the legacy Perrigo "Skincare and Personal Hygiene" category except for legacy Perrigo women's health products; and
•The "Other" category includes the Rare Diseases Business acquired with HRA Pharma exclusive to the CSCI segment and other miscellaneous self-care products in CSCA. During 2024, we completed the sale of the Rare Diseases Business (refer to Item 8. Note 3 for transaction details).

The updates were applied retroactively to impacted product categories. Such changes had no impact on the Company's historical consolidated financial position, results of operations or cash flows.

New Products

We consider a product to be new if it (i) was reformulated into an additional unique product, (ii) was a product line extension due to changes in characteristics such as strength, flavor, or color, (iii) had a change in product status from "prescription only" ("Rx") to OTC, (iv) was a new store brand or branded launch, (v) was provided in a new

Perrigo Company plc - Item 1
Business

dosage form or (vi) was sold to a new geographic area with different regulatory authorities, in all cases, within 12 months prior to the end of the period for which net sales are being measured. Notable new product launches in the year ended December 31, 2024 included Opill® in CSCA Women's Health category and various CSCI line extensions in the Bronchostop® cough brand in the Upper Respiratory category and ACO® and Compeed® bundles within the Skin Care category.

On March 4, 2024, we announced that Opill® began shipments to major retailers and pharmacies and was available on shelves nationwide and online later that month. Approved by the FDA for OTC use without age restriction in July 2023, Opill® is the first-ever daily birth control pill available without a prescription in the U.S.

Each of our product categories and growth brands have a three to five-year innovation master plan. We rely on both internal R&D and strategic product development agreements with outside sources to develop new products.

SIGNIFICANT CUSTOMERS

Sales to Walmart Inc. represented 11.9% and 11.8% of our consolidated net sales in 2024 and 2023, respectively. While we have other important customers, no other individual customer represents more than 10% of net sales. Our top ten customers accounted for 46% of our total consolidated net sales in 2024 and 2023. We believe we generally have good relationships with our customers. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with customers.

COMPETITION

The markets for our self-care products are highly competitive and differ for each product line, category and geographic region. Local companies often hold leading positions in individual product lines in particular countries. The competitive landscape of the European consumer products market in the categories in which we compete is more fragmented than the North American market. Our primary competitors include manufacturers, such as Dr. Reddy's Labs, LNK International, Inc., PL Developments, Aurobindo and Sun Pharmaceuticals, and brand-name pharmaceutical and consumer product companies, such as Haleon, Kenvue, Procter & Gamble, Reckitt Benckiser, Abbott Nutrition, Bayer AG, Opella, Philips, Teva, Viatris, and Stada. Each product category of our business has certain key competitors, such that a competitor generally does not compete across all product lines or across all geographic markets. However, some competitors do have larger sales volumes in certain of our categories. Competition is based on a variety of factors, including price, quality, product assortment, customer service, marketing support and approvals for new products. Refer to Item 1A. Risk Factors - Operational Risks for additional information and risks associated with competition.

TRADEMARKS, PATENTS AND LICENSING AGREEMENTS

While we own certain trademarks and patents, neither our business as a whole, nor any of our segments, is materially dependent upon our ownership of any one trademark, or patent, or group of trademarks or patents.

MATERIALS SOURCING

Low cost, high-quality raw materials and packaging components are essential to all of our business units. Raw materials and packaging components are generally available from multiple suppliers. Supplies of certain raw materials and packaging components, due to their technical specifications and product delivery systems, may be more limited, as they may be available from one or only a few suppliers and may require extensive compatibility testing before we can use them.

Historically, we have been able to react effectively, yet not always immediately, to situations that require alternate sourcing. Should such alternate sourcing be necessary, FDA requirements placed on products approved through the Abbreviated New Drug Application ("ANDA") or New Drug Application ("NDA") process could substantially lengthen the approval of an alternate source and adversely affect financial results. We believe we have good, cooperative working relationships with our suppliers and have historically been able to capitalize on economies of scale in the purchase of materials and supplies due to our volume of purchases. Refer to Item 1A. Risk Factors - Operational Risks for risks associated with materials sourcing. Refer to Item 7. Management's Discussion and Analysis - Executive Overview for a detailed discussion of the impact of inflation and supply chain disruptions, the war in Ukraine, and the Middle East conflicts on our materials sourcing.

MANUFACTURING AND DISTRIBUTION

Our primary manufacturing facilities are in the U.S. We also have manufacturing facilities in the U.K., Belgium, France, Germany, Austria, and China, along with a joint venture in China. We supplement our production

Perrigo Company plc - Item 1
Business

capabilities with the purchase of products from external sources. While our business is not generally seasonal, the capacity of some facilities may not be fully utilized at certain times for various reasons, such as consumer and customer demand, the seasonality of certain product categories (for example, cough/cold/flu and allergy products) and new product launches. We may utilize available capacity by performing contract manufacturing for other companies. We have logistics facilities in the U.S., numerous locations throughout Europe, and Australia. We use contract freight and common carriers to deliver our products to customers. We also utilize direct-to-consumer platforms to deliver certain offerings to consumers.

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

OUR SUSTAINABILITY AND ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) STRATEGY

Sustainability

The core of Perrigo's business is empowering people to own and manage their self-care through high-quality and widely accessible products. We push the boundaries of innovation, refining our business and products to provide the best self-care for everyone. That means we lead with an innovative spirit and relentless dedication to excellence - from product development to managing environmental and social challenges. Our experience shows that embedding sustainability into our business practices creates opportunities for growth and impact-driven value creation.

Each year, we publish our annual Sustainability Report to transparently disclose our progress against our sustainable business and corporate commitments. This report details the comprehensive set of metrics we use to track our targets. The report also includes appendices informed by the following frameworks:
•The Global Reporting Initiative ("GRI")
•Sustainability Accounting Standards Board ("SASB")
•United Nations Sustainable Development Goals

Our latest Sustainability Report for fiscal year 2024 is available on our website at www.perrigo.com. Detailed information about our performance against our climate goals is available through our annual CDP disclosure. References to our reports and the website are for informational purposes only, and neither the Sustainability Report nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

Perrigo's sustainability strategy focuses on our four core sustainability business priorities: Climate, Packaging, People & Communities and Responsible Sourcing. These focus areas reflect our dedication to mitigating the impacts of our business. Accordingly, we have established 10 goals with complementary metrics to measure our progress along the way. While some of these goals are aspirational in nature, such as becoming NetZero by 2040, the majority are measured as annual performance indicators.

Acting on Climate: Mitigating the climate crisis requires ambitious goals and credible, science-based actions. Perrigo's goal is to reach net zero greenhouse gas emissions across our supply chain and operations by 2040. Our plan involves reducing our direct and indirect emissions by minimizing our production footprint, buying renewable energy, redesigning our products and packaging, and switching to electric vehicle fleets for our international business.

People & Communities: We are dedicated to promoting a culture of inclusivity and teamwork in the workplace and in the communities around us. In recent years, Perrigo has made significant progress in reflecting the experiences of the consumers we serve, including increasing representation at our organization's board and executive levels.

Reduce and Redesign Waste & Packaging: Better products and packaging help our consumers, the climate, and our planet. We are contributing to the circular economy by transitioning to reusable, recyclable, and compostable packaging, where possible. Our priorities include reducing packaging weight and innovating materials.

Responsible Sourcing: We are committed to upholding human rights, ensuring fair working conditions, and protecting the environment in our supply chain. We ensure our strong dedication to upholding human rights and

Perrigo Company plc - Item 1
Business

environmental standards by implementing rigorous monitoring programs. Our intention is to collaborate with suppliers who share our values and responsible practices to make a positive impact on our value chain.

Environmental Matters

Our facilities and operations are subject to various environmental laws and regulations relating to air emissions, wastewater discharges, solid and hazardous waste management activities, and the safety of our employees. We undergo periodic internal audits related to environmental, health, and safety requirements to maintain compliance with applicable laws and regulations in each jurisdiction where we operate. We also maintain regulatory registers of all applicable environmental, health and safety compliance obligations that we conduct periodic self-assessments against to determine our compliance status for each manufacturing site. We have made, and continue to make, expenditures necessary to comply with applicable environmental laws; however, we do not believe that the costs for complying with such laws and regulations have been or will be material to our business. We do not have any material remediation liabilities outstanding.

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

Human Capital Resources

We believe that the support and development of our global colleagues is an important component enabling us to attract, retain, and engage the talent needed to deliver on our self-care strategy. Our global workforce consists of 8,379 full-time and part-time employees spread across 33 countries, of which approximately 20% were covered by collective agreements as of December 31, 2024. We continuously endeavor to provide a safe and inclusive work environment so our colleagues can bring their best to work every day. Our vision is clear: “To Provide the Best Self-Care for Everyone”. And at Perrigo, our success is not just about reaching these goals; it is about how we get there. The way we work together is foundational. Our Core Values ensure that every decision we each make supports our vision and strengthen our collective impact as One Perrigo. Each global colleague is responsible for upholding Perrigo’s three Core Values of: We Care Deeply, We Do the Right Thing and We Play to Win.

Consistent with our Vision, and Core Values, we strive for a world-class and representative workforce that reflects our consumers across the globe, enabling us to continue to provide the best self-care to everyone. We believe that equitable practices and fostering an environment where every individual feels valued, respected and empowered at work creates lasting benefits for our colleagues, customers, consumers, and shareholders and enhances our culture, performance, and profitable growth. Our strategy focuses on building a winning culture through 'belonging' by:

•Educating our workforce to create an environment where every individual feels valued, respected and empowered at work;
•Strengthening our talent management practices through a lens of equity and belonging; and
•Enabling leaders, embedding accountability and strengthening our governance practices.

We are committed to making self-care accessible to all and understand that we can accomplish this by nurturing a culture of belonging where people feel valued, welcomed, respected and heard. Achieving this goal enables our colleagues to deliver their best work and keep our consumers at the center of how we innovate, create, and deliver results. Accordingly, we continue to take action to help ensure our practices, policies, and processes are inclusive and equitable for all colleagues. We also strive to support the well-being of the communities we serve and the individuals that make up our team of talented colleagues.

Colleagues at all levels of our Company continually receive educational resources and information on how to best support themselves and foster a culture where every individual feels supported and respected for who they are. Colleagues are encouraged to practice self-care and are provided support resources such as our global Employee Assistance Program which is designed to meet diverse needs of our colleagues across multiple identities, cultures and languages.

Perrigo Company plc - Item 1
Business

Compensation, Benefits, Health, Safety, and Well-being

Perrigo’s commitment to self-care starts with our own team. We are dedicated to maintaining a safe workplace for our team members. As a multi-national company, we are subject to a broad range of local and international laws and regulations relating to occupational safety and health, and our safety program is designed to meet these compliance requirements at a minimum. We also set specific safety standards to proactively identify and manage critical risks to eliminate significant injury and fatality potential in our operations. We continuously evaluate all applicable opportunities to reduce risk and provide a safe secure environment and our goal is to create a 100% safe workplace for our team members.

Our Total Rewards philosophy is to continuously attract, engage and inspire our people by designing Total Rewards that reinforce 'belonging' at Perrigo and align with our values and winning culture, helping to drive top tier performance and fulfill Perrigo's Vision. Our Total Rewards package delivers competitive pay, cash-based incentives, broad-based stock grants, retirement benefits, leading healthcare, paid time off, and on-site wellness services, among other benefits. Additionally, we are proud to continue our “HEALTHYyou” well-being program that supports our colleagues and their families in maintaining and improving their health as they navigate their own self-care and well-being journeys. This program is highly valued by our colleagues and it continues to be recognized externally by receiving the Best and Brightest in Wellness™ Award every year since 2017.

Growth, Development, and Engagement

The main ambition of our One Perrigo culture is to unlock the potential of our organization and our people. It will improve our ability to anticipate and create globally consistent and competitive organizational capabilities, attractive career opportunities, challenging work and personal growth. As Perrigo grows, we want to ensure our people grow with it.

In addition to redefining our vision, we have also defined core behaviors that describe “Perrigo at our Best”. These are a globally consistent set of behaviors describing what good looks like, with 5 developmental levels associated with each behavior. Our core behaviors will strengthen our culture, create better clarity on where employees are on their development journey, enable higher quality feedback, establish clear indicators of progression to the next level to simplify and accelerate career development. The core behaviors create a transparent and objective data-driven approach ensuring our hiring, onboarding and development processes are equitable.

Our philosophy in development is a partnership between our colleagues and their managers. We encourage and support our managers to hold annual career development conversations with their team. We have a robust annual process in place to identify talent and match them with the right opportunities to engage and develop them.

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

We also want to ensure that colleagues can connect their daily work to our vision, purpose and strategy. We do this through regular global, functional and local townhalls and regular round table discussions with senior leaders. This gives colleagues an opportunity to stay up to date, share their views and to get their questions answered. We also run regular engagement surveys to take feedback from the organization and convert that feedback into meaningful action to build a winning culture.

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

Community Engagement

The Perrigo Company Charitable Foundation (the "Foundation") exists to support nonprofit organizations' initiatives in health and self-care, education, and community engagement and well-being within the communities where

Perrigo Company plc - Item 1
Business

Perrigo operates around the world, mainly through a grant application process. The Foundation provides opportunities for our employees to get involved and give back their time and talent through charitable work and programs that put additional funds into the hands of those who need them most. We encourage all employees to volunteer in their local communities, which we believe has additional benefits on morale, mental health and goodwill as well as professional skills and network development.

More details on these and other Perrigo Company initiatives are available on our website at www.perrigo.com.

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

United States Regulation

U.S. Food and Drug Administration

Under the Federal Food, Drug and Cosmetic Act, as amended ("FDCA") the FDA has jurisdiction over OTC drug products, Active Pharmaceutical Ingredients ("API"), medical devices, cosmetics, and foods including dietary supplements and infant formula products. The FDA’s jurisdiction can include the sourcing, manufacturing, testing, labeling, packaging, storage, distribution and marketing of these products. We are committed to consistently providing our customers with high quality products that adhere to FDA recommendations in industry guidance and meet the requirements of various regulations promulgated by the FDA. The FDA conducts periodic compliance inspections of our facilities, quality management system and manufacturing processes. If the FDA or comparable regulatory authority becomes aware of new safety information about any of our products, these authorities may require further inspection, enhancement to manufacturing controls, labeling changes, additional testing requirements, restrictions of indicated uses or marketing, post-approval studies, post-marketing surveillance or product withdrawal or recall.

OTC

All of our drug products are manufactured, tested, packaged, stored, and distributed according to current Good Manufacturing Practice ("cGMP") regulations. The FDA performs periodic inspections and/or records audits to ensure that our facilities and quality systems remain in compliance with all appropriate regulations and agency expectations. Specific regulations and laws that impact our business include, but are not limited to:

•The FDCA gives authority to the FDA to oversee the safety of food, drugs, medical devices, cosmetics and other items. Following the 2012 enactment of the Food and Drug Administration Safety and Innovation Act, the FDCA incorporated, among other things, new user fee collection authority for prescription drugs. Since that time, user fee authority has been extended to OTC drugs, generic drugs and biosimilars and to additional supply chain parties.
•The FDCA is regularly modified by Congress in other ways, including modifying FDA’s authority regarding drug and device shortages and enhancing the FDA's inspection authority of the drug supply chain.
•The FDA Reauthorization Act of 2017 created a pathway by which the FDA may, at the request of an applicant, designate a drug with “inadequate generic competition” as a Competitive Generic Therapy.
•Public Health Service Act, as amended (PHS Act) The Public Health Service Act (PHSA) regulates biologics through Section 351, which outlines the requirements for the approval, licensing, and oversight of biological products.

API

Third parties develop and manufacture APIs for use in certain of our pharmaceutical products that are sold in the U.S. and other global markets. API manufacturers typically submit a drug master file to the FDA that provides proprietary information related to the API manufacturing process. The FDA inspects the manufacturing facilities to assess compliance and the facilities and procedures must be compliant before API may be imported into the U.S. Currently, API must also be associated to an active or approved FDA application in order to be imported into the U.S. unless it meets certain exemptions.

Perrigo Company plc - Item 1
Business

Medical Devices

We are subject to the Medical Device Amendments of 1976 to the FDCA and its subsequent amendments in the U.S. The regulations issued thereunder provide for regulation by the FDA of the design, manufacture and marketing of medical devices, including some of our products marketed under our oral care and OTC businesses. All of our current medical devices fall under Class I or Class II of the regulations. These devices are also subject to other general controls established by the FDA, such as registration, listing, labeling, and reporting obligations.

Infant Formula

The FDA’s new unified Human Foods Program is responsible for the regulation of food safety, including infant formula. The Nutrition Center of Excellence ensures the nutritional adequacy and safety of infant formula through the Office of Nutrition & Food Labeling, and the Office of Critical Foods conducts infant formula pre-market review.

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

In addition, the FDCA requires infant formula manufacturers to test product composition and safety during production and shelf-life; to keep records on production, testing, and distribution of each batch of infant formula; to use cGMP and quality control procedures; and to maintain records of all complaints and adverse events, some of which may reveal the possible existence of a health hazard. The FDA conducts yearly inspections of all facilities that manufacture infant formula, inspects new facilities during early production runs, and collects and analyzes samples of infant formula.

U.S. Department of Agriculture

The Organic Foods Production Act enacted under Title 21 of the 1990 Farm Bill established uniform national standards for the production and handling of foods labeled as "organic." Our infant formula manufacturing sites in Vermont, Ohio and Wisconsin adhere to the standards of the U.S. Department of Agriculture ("USDA") National Organic Program for production, handling, and processing to maintain the integrity of organic products and are certified and inspected by USDA-accredited certifiers, enabling them to produce and label organic products for U.S. and Canadian markets.

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

U.S. Drug Enforcement Administration

The U.S. Drug Enforcement Administration ("DEA") regulates certain drug products containing controlled substances and List I chemicals, such as pseudoephedrine, pursuant to the federal Controlled Substances Act ("CSA") and the Substance Use-Disorder Prevention that Promotes Opioid Recovery Treatment for Patients and Communities Act ("SUPPORT Act"). The CSA and DEA regulations impose registration, security, record keeping, suspicious order monitoring, reporting, storage, manufacturing, distribution, importation and other requirements upon legitimate handlers under the oversight of the DEA. The DEA categorizes controlled substances into Schedules I, II, III, IV, or V, with varying qualifications for listing in each schedule. We are subject to the requirements regarding List I chemicals. Our facilities that manufacture, distribute, import, or export any List 1 Chemicals must register annually with the DEA and are subject to inspection and enforcement action if determined to be out of compliance.

Perrigo Company plc - Item 1
Business

Federal Healthcare Programs and Drug Pricing Regulation

In the U.S., government healthcare programs such as Medicare and Medicaid, are important third-party payers for patients treated with our products. While these programs may cover OTC products under some circumstances, utilization of our products under these programs is limited. When covering our products, these programs regulate the amount pharmacies and other healthcare providers are paid for our products. We participate in multiple programs, and are subject to associated price reporting, payment, and other compliance obligations under each.

Other U.S. Regulations and Organizations

We are subject to various other federal, state, non-governmental, and local agency rules and regulations, including among others: U.S. federal anti-bribery laws; Federal Trade Commission regulation of advertising and marketing of consumer goods; consumer product safety requirements; state and federal privacy laws and regulations; laws requiring certain pharmaceutical manufacturers to track and report payments to physicians and teaching hospitals; and non-governmental standard-setting organizations such as the International Organization for Standardization ("ISO") and the United States Pharmacopoeia Convention, Inc. ("USP"). Compliance with the laws and regulations regarding the manufacture and sale of our current products and the discovery, development, and introduction of new products requires substantial effort, expense and capital investment.

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

European Union ("EU")

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

Perrigo Company plc - Item 1
Business

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

Tax Regulations

Recent Changes to Tax Laws, Regulations and Related Interpretations

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. In particular, the OECD's Pillar Two initiative introduces a global per-country minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in many of the jurisdictions in which we operate. We are in compliance with the OECD’s Pillar Two framework. After a comprehensive assessment, we have determined that there is no material impact on our financial results as a result of these regulations.

We believe that our existing global tax strategies will adequately address any necessary adjustments to comply with Pillar Two without significantly affecting our effective tax rate or overall financial position. We will continue to monitor regulatory developments to ensure ongoing compliance, but we do not anticipate any adverse effects on our operations or profitability due to these regulations.

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

Perrigo Company plc - Item 1A
Risk Factors

ITEM 1A.    RISK FACTORS

SUMMARY OF RISK FACTORS

Operational Risks

•We face competition from other consumer packaged goods and pharmaceutical companies, which may threaten the demand for and pricing of our products.
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
•The effects of public health outbreaks, including pandemics and epidemics, and related public and governmental actions could have a material adverse impact on our operations and our business and financial condition in the future.
•Disruption of our supply chain, including as a result of pandemics, global health crises, or wars or other civil unrest, including war in Ukraine, or in the Middle East, could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.
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
•There can be no assurance that our business strategy and related strategic initiatives, including restructurings, will be executed effectively or achieve their intended effects.
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
•If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares could be adversely affected.

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
•Increased scrutiny on pricing practices and competition, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and operating results, which could be material.
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

Tax Related Risks

•The resolution of uncertain tax positions and ongoing disputes with U.S. and foreign tax authorities could be unfavorable, which could have a material adverse effect on our business.
•Changes to tax laws and regulations or the interpretation thereof could have a material adverse effect on our results of operations and the ability to utilize cash in a tax efficient manner.
•Our effective tax rate or cash tax payment requirements may change in the future, which could adversely impact our future results of operations.

Capital and Liquidity Risks

•Our indebtedness could adversely affect our ability to invest in our business and implement our strategic initiatives.
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

Operational Risks

We face competition from other consumer packaged goods and pharmaceutical companies, which may threaten the demand for and pricing of our products.

Our Perrigo-branded products compete against store brand, generic, and branded health and wellness products. In addition, our products sold under labels of others (store brand) compete against other store brands, generic, and branded health and wellness products. If we or our store brand customers are unable to compete successfully, our business may lose customers or face negative pricing pressures. In particular:

•Our CSCA and CSCI segments experience direct competition from other companies, including brand name companies, that may try to prevent, discourage or delay the use of our products through various measures, including introduction of new products, legislative initiatives, changing dosage forms or dosing regimens,

Perrigo Company plc - Item 1A
Risk Factors
regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions, and attempts to generate negative publicity prior to our introduction of a new competitive product. Moreover, other companies may produce the same products as us, sometimes sold at dramatically lower margins in order to gain market share. Other companies may also introduce new products or delivery techniques that make our current products less desirable.
•Our competitors may be able to adapt more quickly to changes in customer requirements or develop products comparable or superior to those offered by us at more competitive prices.
•Competition in the markets in which we operate may also be impacted by changes in regulations and government pricing programs that may give certain competitors an advantage.

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
We operate in highly regulated industries in numerous countries and are subject to the regulations of a variety of U.S. and non-U.S. agencies related to the manufacturing, processing, formulation, packaging, labeling, testing, storing, distribution, import, export, advertising, and sale (including cost, pricing and reimbursement) of our products, as described in detail in Item 1. Business - Government Regulation and Pricing. Changes in laws, regulations, and practices in the countries in which we operate, including changes in interpretation of existing regulations (which may have retroactive effect), may be difficult or expensive for us to comply with, could restrict or delay our ability to manufacture, distribute, sell or market our products, and may adversely affect our revenue, operating results, and financial condition or impose significant administrative burdens. Moreover, changes in the interpretation of existing regulations or practices by such regulators could result in changes in the legal requirements affecting us (including with retroactive effect). Divergence in regulatory approach from country to country, and between the EU and individual member states, adds cost and complexity to the compliance framework; and differences in requirements and/or implementation dates in different jurisdictions may provide competitive advantages to manufacturers that operate in other locations. If our products fail to meet regulatory requirements, our sales may be adversely affected, we may incur fines and penalties, and our exposure to liability relating to product-based claims may increase. Below are some examples of ways in which regulatory risk may impact us:

•On July 14, 2021, the European Commission adopted a set of proposals to ensure polices are aligned with the goal of reducing net greenhouse gas emissions by at least 55% by 2030 in comparison to 1990 (the "EU Green Deal"). As required under the Climate Law, the Commission also recommended, in February 2024, an additional intermediate target of 90% less emissions by 2040. There is a growing focus on environmental impact of self-care products, their ingredients, components, packaging, manufacturing, and disposal. This focus could lead to new requirements and restrictions in the coming years across all product categories.
•U.S. law encourages generic competition by providing eligibility for first generic marketing exclusivity if certain conditions are met. If we are granted generic exclusivity, the exclusivity may be shared with other

Perrigo Company plc - Item 1A
Risk Factors
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
•Rx-to-OTC switches are part of our future growth. If regulatory agencies fail to approve Rx-to-OTC switches in new product categories or reassess the terms of existing OTC classifications, our growth prospects and product mix would be impaired. Further, regulatory agencies may reassess the terms of OTC classification if they perceive a shift in the previously assessed benefit/risk profile. Any such reassessment could lead to OTC products reverting to prescription. For example, as described in Item 1. Business - Government Regulation and Pricing, Irish regulators are undertaking a formal review of non-prescription codeine products, which could result in the reclassification of codeine to prescription only after a brief transition period. A final opinion is expected in 2025. Sales of products containing codeine in Ireland were approximately $21 million in 2024. Moreover, a reclassification by Ireland could lead to reviews in other jurisdictions as well.
•Our infant formula products may be subject to barriers or sanctions imposed by countries or international organizations limiting international trade and dictating the content of such products. If governments enhance regulations on the infant formula industry through actions such as requiring additional testing or compulsory batch-by-batch inspection, or impose additional requirements on manufacturing practices, our sales and operating margins in this category could be adversely affected as it is costly to comply with such new regulations or requirements, and to develop compliant products and processes for our infant formula products. For example, in March 2023, the FDA released its "Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market" and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula and resiliency of the infant formula market. In response to the FDA's evolving regulatory expectations on infant formula and observations at our facilities, we shortened our production campaigns to perform more frequent major cleanings, implemented enhanced product testing and quality procedures, adopted new manufacturing protocols, and made additional infrastructure investments. As a result, we have been experiencing increased costs and lower production volumes and expect higher compliance costs moving forward.
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

Perrigo Company plc - Item 1A
Risk Factors
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

Under the Medicaid Drug Rebate Program ("MDRP"), a number of our products are considered non-innovator products and therefore subject to Medicaid federal upper limits ("FUL"), which restrict the amount state Medicaid programs reimburse for non-innovator covered outpatient drugs. While utilization of our products under the Medicaid program is limited, our products generally are subject to state Medicaid program payment methodologies, and may be subject to reimbursement pressures beyond our control.

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

•Our products involve risks such as product contamination, spoilage, mislabeling, and tampering that could require us to recall one or more of our products or could result in death or injury to consumers. Serious product quality concerns could also result in product liability lawsuits or governmental actions against us that, among other things, could result in additional costs, the suspension of production or distribution of our products, product seizures, loss of certain licenses, delays in the issuance of governmental approvals for new products, or other governmental penalties.
•We cannot guarantee that counterfeiting, imitation or other tampering with our products will not occur or that we will be able to detect and resolve it, which could lead to death or injury of consumers and negatively impact our reputation.
•Our nutritional product category is subject to certain consumer preferences and concerns, including the number of mothers who choose to use infant formula products rather than breastfeed their babies, which could change based on factors including increased promotion of the benefits of breastfeeding over the use of infant formula by private, public and government sources and changes in the number of families that are provided with infant formula by the U.S. federal government through the Women, Infants and Children program, which we do not participate in.
•With respect to our powdered infant formula products, a risk of contamination or deterioration may exist at each stage of the production cycle, including the purchase and delivery of raw materials, the processing and packaging of food products, and the use and handling by consumers, hospital personnel, and healthcare professionals. If certain of our infant formula products are found or alleged to have suffered contamination or deterioration, whether or not under our control, our reputation and our infant formula product category sales could be materially adversely affected. As described in Part II. Item 7, in response to the warning letter from the FDA in August 2023 and additional inspection observations at our Wisconsin infant formula facility, we have implemented new protocols and made additional infrastructure investments to address these observations. While all sites have returned to reliable, quality-assured production, we incurred certain extraordinary costs associated with the remediation and enhancement actions and expect higher ongoing operating costs at our infant formula manufacturing sites moving forward. Moreover, if we are unable to address the FDA's past or future observations to the FDA's satisfaction, we could incur additional compliance costs, and our reputation could be adversely affected if we are perceived by consumers to not be in compliance with such framework.
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

Perrigo Company plc - Item 1A
Risk Factors
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

The effects of public health outbreaks, including pandemics and epidemics, and related public and governmental actions could have a material adverse impact on our operations and our business and financial condition in the future.

As the COVID-19 pandemic demonstrated, the global economy and the self-care markets in which we compete are susceptible to impacts from public health crises.

Going forward, variants of COVID-19 or other public health incidents, including the actions taken to slow their spread, could have an adverse impact on our financial condition, our supply chains and other operations, our results of operations, consumer demand for our products and our ability to access capital. The magnitude of any such adverse impacts are not determinable, but could be material, depending on: the duration, intensity, and continued spread of the disease; the imposition of business or movement restrictions in various jurisdictions; the ability to develop vaccines and their availability, acceptance and efficacy; the severity and duration of any economic downturn resulting from such pandemic or other public health incidents; the effect of global supply chain and shipping challenges on the Company; the effectiveness of the Company's efforts at mitigation; and other factors, both known and unknown, many of which are likely to be outside our control.

Disruption of our supply chain, including as a result of the pandemics, global health crises, or wars or other civil unrest, including the war in Ukraine, or in the Middle East, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to manufacture, deliver and sell our products is critical to our success. Damage or disruption to our collective supply or distribution capabilities resulting from pandemics and other health crises, including government

Perrigo Company plc - Item 1A
Risk Factors
responses thereto, labor shortages, armed hostilities, border closures, weather conditions, freight carrier availability, any potential effects of climate change, natural disasters, strikes or other labor unrest or other reasons could impair our ability to source inputs or ship, sell or timely deliver our products. Competitors can be affected differently by any of these events depending on a number of factors, including the location of their suppliers and operations. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of any of these events, or to effectively manage such events if they occur, particularly when a commodity or raw material is sourced from or a product is manufactured at a single location, could adversely affect our business, financial condition, results of operations and cash flows and require additional resources to restore our supply chain.

As the war in Ukraine continues, supply chain disruptions in specific categories such as oil, agricultural and paper based commodities continue to lead to inflationary pressures in those areas. Any escalation of the conflict could lead to wider disruptions in our supply chain or have larger macroeconomic effects. Additionally, the conflict in the Middle East could impact our supply of API. Israel is a global technology research and development center that plays a critical role to the global API market, as a number of key suppliers are located within Israel. Perrigo sources some raw materials and finished goods from suppliers in Israel for certain self-care products, including Omeprazole. There is potential for some disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. Although there has not been any material impact on operations and we believe we have a strong mitigation plan in place, the conflict in the Middle East remains active and fluid and we could experience disruptions to our API supply. Future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine, and escalating conflicts in the Middle East and neighboring regions, are uncertain.

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

We have one significant customer that represented 11.9% of our consolidated net sales for the year ended December 31, 2024. While we have other important customers, no other individual customer represents more than 10% of net sales. However, the loss of one or more of our customers could be material. We believe we have good relationships with all our customers. If our relationship with any of our significant customers, including the terms of doing business with the customers, changes significantly, or if one or more such customers were to experience difficulty in paying us on a timely basis, it could have a material adverse impact on us. The risk of such impacts would be increased by continued consolidation in the sector in which our customers operate. Refer to Item 1. Business - Significant Customers.

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
We are also subject to numerous laws and regulations designed to protect personal data, such as the California Consumer Privacy Act in the U.S., the U.K.'s Data Protection Act of 2018 and the European General Data Protection Regulation ("GDPR"). These data protection laws introduced more stringent data protection requirements and significant potential fines, as well as increased our responsibility and potential liability in relation to personal data that we process and possess. Compliance with such laws require significant time and resources and may impose significant challenges that are likely to continue to increase over time, particularly as additional regulatory agencies adopt similar or new requirements. We have put mechanisms in place to ensure compliance with applicable data protection laws, but there can be no guarantee of their effectiveness. For more information regarding our cybersecurity activities, please refer to Item 1C. Cybersecurity.

Management transition creates uncertainties, and any difficulties we experience in managing such transitions may negatively impact our business.

We have experienced significant changes to our leadership team over the past several years. Patrick Lockwood-Taylor was appointed President, Chief Executive Officer and Board Member in 2023. In 2024, the Company appointed new leaders of its CSCA and CSCI segments with the appointments of Catherine "Triona" Schmelter as President Consumer Self-Care Americas and Roberto Khoury as President Consumer Self-Care International. We also appointed Charles Atkinson as our new General Counsel and Abbie Lennox as our Chief Science Officer and

Perrigo Company plc - Item 1A
Risk Factors
expanded our Chief Scientific Office, with Allison Ives tasked to head our new Disruptive Growth Team. Additionally, David Ball was appointed as Chief Brand and Digital Officer. Although we believe these leadership transitions are in the best interest of our stakeholders, any change in executive management creates uncertainty. Moreover, changes in our Company as a result of management transition could have a disruptive impact on our ability to implement, or result in changes to, our strategy and could negatively impact our business, financial condition and results of operations.

Strategic Risks

We may not realize the benefits of business acquisitions, divestitures, and other strategic transactions, which could have a material adverse effect on our operating results.

In the normal course of business, we engage in discussions relating to possible acquisitions, divestitures, and other strategic transactions, some of which may be significant in size or impact. Transactions of this nature create substantial demands on management, operational resources, technology, and financial and internal control systems, and can be subject to government approvals or other closing conditions beyond the parties' control. In the case of acquisitions, we may face difficulties with integrating these businesses, managing expanded operations, achieving operating or financial synergies in expected timeframes or in new products or geographic markets. In the case of divestitures, including the disposition of the Rare Disease Business and the separation of the Rx business, we may face difficulty in effectively transferring contracts, obligations, facilities, and personnel to the purchaser, while minimizing continued exposure to risks and liabilities of the divested business. Moreover, the agreement for the sale of the Rare Diseases Business provided for up to €85 million in potential earnout payments based on the Rare Diseases Business achieving certain sales milestones. Should the business not perform up to these standards, we may not receive some or all of the earnout payments.

There are inherent uncertainties involved in identifying and assessing the value, strengths, and profit potential, as well as the weaknesses, risks, and contingent and other liabilities of acquisition targets, which can be affected by risks and uncertainties relating to government regulations and oversight as well as changes in business, industry, market or general economic conditions. For example, after our acquisition of Gateway, in response to the FDA's evolving regulatory expectations on infant formula and observations at our facilities, we have shortened our production campaigns to perform more frequent major cleanings and implemented enhanced product testing and quality procedures, resulting in additional costs and lower production volumes of infant formula than previously anticipated.

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

We perform an impairment analysis on intangible assets subject to amortization when there is an indication that the carrying amount of any individual asset may not be recoverable. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statements of Operations. As of December 31, 2024, the net book value of our goodwill and intangible assets were $3.3 billion and $2.4 billion, respectively. In the past three years, we have recognized a total of $178.9 million in asset impairments, across all segments and asset categories. Refer to Item 8. Note 9 for additional information related to our goodwill and intangible assets.

Perrigo Company plc - Item 1A
Risk Factors
There can be no assurance that our business strategy and related strategic initiatives, including restructurings, will be executed effectively or achieve their intended effects.
Our success is dependent in large part on our ability to implement our One Perrigo strategy and business model successfully. To drive our business model and improve financial performance, we are engaged in certain ongoing restructuring programs. In late 2022, we initiated our Supply Chain Reinvention Program, designed to increase operational efficiency and improve our return on invested capital by, among other goals, reducing portfolio complexity, investing in advanced planning capabilities, diversifying sourcing, and optimizing our manufacturing assets and distribution models. In addition, in 2024 we launched Project Energize, a global investment and efficiency program to drive the next evolution of the Company's capabilities and organizational agility. We also continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results. We believe these initiatives will reduce operating costs and/or enhance our net sales, operating margins, and earnings; however, certain of these initiatives require substantial costs during implementation, and there can be no assurance any of these initiatives will produce the anticipated benefits. Any increase in such costs or delay or failure to achieve the anticipated benefits could have a material adverse effect on our projected results.

Various factors may impact our ability to implement our strategies and realize their anticipated benefits. These factors include circumstances outside of our control such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses and changes in industry trends or consumer preferences. In addition, implementing these changes will require a significant amount of management time and effort, which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including our other strategic initiatives, possible organic or inorganic growth opportunities, and customer and vendor relationships. Any of the foregoing risks could materially adversely affect our business, results of operations, liquidity, and financial condition.

The synergies and benefits expected from acquiring HRA Pharma and Gateway may not be realized in the amounts anticipated or at all and integrating HRA Pharma and Gateway's business may be more difficult, time consuming or costly than expected.

We may experience challenges integrating the Gateway business and managing our expanded operations, including the acquisition of HRA Pharma. Our ability to realize the benefits expected from the HRA Pharma and Gateway acquisitions will depend, in part, on our ability to successfully integrate the business, control costs and maintain growth. Integrations can be complex and time consuming, and the integration may result in temporarily depressed sales while integration of supply chain and distribution channels take place. Any delays, additional unexpected costs, or other difficulties encountered in the integration process could have a material adverse effect on the Company’s revenues, expenses, operating results and/or financial condition. While the integration of HRA Pharma was completed during 2023, activities related to the integration of Gateway continued into 2024.

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

Perrigo Company plc - Item 1A
Risk Factors

Failure to effectively monitor and respond to ESG matters, including our ability to set and meet reasonable goals related to climate change and sustainability efforts, may negatively affect our business and operations.

Regulatory developments and stakeholder expectations relating to ESG matters are rapidly changing. Concern over climate and other environmental and social topics has increased focus on the sustainability of practices and products in the markets we serve, and compliance with new laws and regulations regarding these ESG topics may result in increased costs and disruption to operations. For example, The European Union’s Corporate Sustainability Reporting Directive (“CSRD”) significantly expands mandatory sustainability reporting in accordance with European Sustainability Reporting Standards (“ESRS”). While CSRD rules are prescriptive for the types of data to be reported, the standards to quantify and qualify such data are still evolving and uncertain. However, it is likely to impose significant increased costs on us related to complying with our reporting obligations and increase risks of noncompliance with ESRS and the CSRD. We are monitoring the rules and regulations related to CSRD and anticipate to be included in the CSRD’s scope beginning in 2025, with the initial reporting expected in 2026. In March 2024, the SEC released its final rule on climate-related disclosures, which would have required the disclosure of certain climate-related risks and financial impacts, as well as GHG emissions. Following a number of legal challenges, the implementation of these rules has been stayed pending review by the U.S. Court of Appeals for the Eight Circuit. In light of such pending litigation and the change in presidential administration, it is uncertain if and when such rules would take effect or in what form.

Moreover, the standards by which ESG matters are measured are rapidly evolving, and certain areas are subject to assumptions that could change over time. Stakeholder expectations are not uniform, and both opponents and proponents of various ESG-related matters have increasingly resulted in a range of activism and action to advocate for their positions. Navigating varying expectations of policymakers and other stakeholders has inherent costs, and any failure to successfully navigate such expectations may expose us to negative publicity, shareholder activism, and litigation of other engagement from stakeholders with opposing views, as well as the potential for civil investigations and enforcement by federal governmental authorities. If we are unable to recognize and respond to such developments, or if our existing practices and procedures are not adequate to meet new and changing regulatory requirements, market standards or investor expectations, some of which may be conflicting, we may miss corporate opportunities, become subject to regulatory scrutiny, litigation or third-party claims, or incur costs to revise operations to meet new or revised standards.

As a global organization, we have set goals to address the impact of our operations on climate change and related environmental and social issues. These targets include reducing carbon emissions and water usage as well as becoming fully reliant on renewable energy sources. Refer to Item 1. Business - Environmental. While challenging and aspirational, we believe these goals are obtainable, however, any failure or perceived failure to achieve our sustainability goals or to act responsibly with respect to such matters may negatively impact our operations and/or financial condition. While we monitor a broad range of ESG issues, there can be no assurance that we will manage such issues successfully, or that we will successfully meet the expectations of our stakeholders, consumers and employees.

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares could be adversely affected.

As a publicly traded company, we are required to maintain effective internal controls over financial reporting and to report any material weaknesses in our internal control. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the accuracy and completeness of our financial reporting for external purposes in accordance with generally accepted accounting principles. We spend a substantial amount of management and other employee time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting.

Perrigo Company plc - Item 1A
Risk Factors
Global Risks

Our business, financial condition, and results of operations are subject to risks arising from the international scope of our operations.

We manufacture, source raw materials, and sell our products in a number of countries. The percentage of our business outside the U.S. has been increasing. We are subject to risks associated with international manufacturing and sales, including changes in regulatory requirements. Refer to Item 1. Business - Government Regulations and Pricing, for changes to tax and import/export laws and trade and customs policies (including the enactment of tariffs on goods imported into the U.S., including but not limited to, goods imported from China), problems related to markets with different cultural norms or political systems, possible difficulties in enforcing agreements, longer payment cycles and shipping lead-times, difficulties obtaining export or import licenses, and imposition of withholding or other taxes. Moreover, the trade policies of the new U.S. presidential administration could result in substantial changes to tax or fiscal policies that could impact our business. For example, the administration has imposed, or indicated a willingness to impose, significant tariffs on products imported from a number of countries, which could impact our API procurement, products and manufacturing, or give rise to retaliatory tariffs on U.S. goods by those countries.

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
•As a result of the exit of the U.K. from the E.U. (“Brexit”), which occurred in 2020, we continue to experience uncertainty surrounding certain of our businesses. While the E.U. and U.K. ratified a Trade and Cooperation Agreement (the “TCA”) that sets forth a framework for cooperation between the E.U. and U.K., including the mutual recognition of GMP inspections of manufacturing facilities for medicinal products, it does not contain wholesale mutual recognition of pharmaceutical regulations and product standards, and the E.U. and the U.K. continue to amend legislation and regulations post-Brexit. We continue to monitor for divergence between E.U. and U.K. regulations that could negatively impact our supply chain operations or other product development or sales operations.

Moreover, financial volatility and geopolitical instability outside the U.S. may impact our operations or affect global markets. As noted above, the war in Ukraine and the conflict in the Middle East continue to impact our operations and supply chain and any escalation of these conflicts could have a larger impact that expands into other markets where we do business, including our supply chain, business partners and customers in the broader region, which could result in lost sales, supply shortages, increase manufacturing costs and lost efficiencies. Further, the conflict may adversely impact macroeconomic conditions and increase volatility in and affect our ability to access capital markets and external financing sources on acceptable terms or at all. Given the international scope of our operations, such effects of ongoing wars and armed conflicts, and others we cannot anticipate, could adversely affect our business, business opportunities, operations, and financial results.

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

Increased scrutiny on pricing practices and competition, including antitrust enforcement activity by government agencies and class action litigation, may have an adverse impact on our business and operating results, which could be material.

There has been increased scrutiny regarding sales, marketing, and pricing practices, including criminal antitrust investigations regarding drug pricing, civil False Claims Act investigations relating to drug pricing and marketing, multiple civil antitrust litigation initiated by governmental and private plaintiffs against pharmaceutical manufacturers and individuals, and related media reports.

Perrigo has been named as a co-defendant with certain other generic manufacturers in a number of class action, individual plaintiff direct action, State Attorney General, and county lawsuits alleging that we engaged in anti-competitive behavior to fix or raise the prices of certain drugs starting, in some instances, as early as calendar year 2010. Refer to Item 8. Note 19. While we intend to defend these lawsuits vigorously, any adverse decision could have a material adverse impact on our business, results of operations and reputation.

In addition, in May 2018, Perrigo was also served with and responded to a civil investigative demand in connection with a related civil False Claims Act investigation by the Civil Division of the Department of Justice. Although no charges or other related civil claims have been brought to date against Perrigo or any of our current employees (or, to the best of our knowledge, former employees), by the Department of Justice, we take the investigation very seriously.

Perrigo Company plc - Item 1A
Risk Factors
Third-party patents and other intellectual property rights may limit our ability to bring new products to market and may subject us to potential legal liability, which could have a material adverse effect on our business and operating results.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the self-care and pharmaceutical industries.

•As a manufacturer of generic products, the ability of our CSCA and CSCI segments to bring new products to market is often limited by third-party patents or proprietary rights and regulatory exclusivity periods awarded on products. Launching new products prior to resolution of intellectual property issues may result in us incurring legal liability if the related litigation is later resolved against us. The cost and time for us to develop Rx-to-OTC switch products is significantly greater than the rest of the new products that we introduce. Any failure to bring new products to market in a timely manner could cause us to lose market share, and our operating results could suffer.
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
•At times, our CSCA segment may seek approval to market drug products before the expiration of a third party's patents for therapeutically equivalent products, based upon our belief that such patents are invalid, unenforceable or would not be infringed by our products. In these cases, we may face significant patent litigation. Depending upon a complex analysis of a variety of legal and commercial factors, we may, in certain circumstances, elect to market a store brand or generic product while litigation is pending, before any court decision, or while an appeal of a lower court decision is pending, known as an "at risk" launch. The risk involved in an "at risk" launch can be substantial because, if a patent holder ultimately prevails, the remedies available to the patent holder may include, among other things, damages measured by the profits lost by the holder, which are often significantly higher than the profits we make from selling the generic version of the product. By electing to proceed in this manner, we could face substantial damages if we receive an adverse final court decision. In the case where a patent holder is able to prove that our infringement was "willful" or "exceptional," under applicable law, the patent holder may be awarded up to three times the amount of its actual damages or we may be required to pay attorneys’ fees.

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

We may also disagree with our insurers on the scope of coverage provided. For example, in May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against us and our current and former directors and officers seeking declaratory judgments on certain coverage issues. While we were successful in the High Court action, and ultimately reached a settlement of this matter while it was on appeal, as noted in Item 8. Note 19, future disputes with insurers regarding the scope of coverage under the existing or future policies may result in reductions in coverage or increased costs.

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

Perrigo Company plc - Item 1A
Risk Factors
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

Our business requires continuous capital investments, and there can be no assurance that financial capital will always be available on favorable terms or at all. Additionally, our leverage and debt service obligations could adversely affect the business. At December 31, 2024, our total indebtedness outstanding was $3.6 billion.

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
•The Credit Agreement governing our Senior Secured Credit Facilities contains certain covenants, including certain limitations on incurring liens and indebtedness and maintenance of certain financial ratios, including a maximum first lien secured leverage ratio.
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

Perrigo Company plc - Item 1A
Risk Factors
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

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. During the years ended December 31, 2024 and December 31, 2023, we did not repurchase any shares under such authorization, and there can be no assurances that we will do so in the future. The specific timing and amount of additional buybacks under the authorization, if any, will depend upon several factors, including market and business conditions, the trading price of our ordinary shares, the nature of other investment opportunities, the availability of our distributable reserves and the tax consequences of any buybacks. In addition, our ability to repurchase shares may be limited in the future under Irish law, if at any time we do not have sufficient distributable reserves. No share repurchases are currently anticipated in the near term.

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

Perrigo Company plc - Item 1A
Risk Factors
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Perrigo Company plc - Item 1C
Cybersecurity

ITEM 1C.    CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

Cybersecurity is an important part of our risk management program and an area of increasing focus for our Board of Directors and management. We use a risk-based approach to identify, assess, protect, detect, respond to and recover from cybersecurity threats. While management is responsible for the day to day risk management, the Board of Directors, is responsible for the Company's overall risk oversight function, including cybersecurity risks. The Nominating & Governance Committee ("NGC") supports the Board of Directors by overseeing cybersecurity risks, policies and objectives. The Audit Committee supports the Board of Directors in overseeing the framework for risk assessments and enterprise risk management ("ERM") process. The Company’s cybersecurity policies, standards and processes are designed and implemented in light of the requirements of the National Institute of Standards and Technology ("NIST") frameworks for cybersecurity and privacy.

Recognizing that no single technology, process or business control can effectively prevent or mitigate all risks, we employ multiple technologies, processes and controls, all working as part of a cohesive strategy to minimize risk including the following:

•We emphasize security and resiliency through business assurance capabilities and incident response plans designed to identify, evaluate, and remediate incidents when they occur. We regularly review and update our plans, policies and technologies and conduct regular training exercises and crisis management preparedness activities to test their effectiveness.
•Perrigo leverages the NIST cybersecurity framework to measure the capability of its cybersecurity program and we conduct third party assessments to measure the NIST ratings.
•We maintain a cybersecurity risk register which is reviewed periodically with relevant stakeholders. Risks that are higher in impact are included within our Enterprise Risk Register which is reviewed with Executive Leadership and the Board of Directors.
•Our processes used to identify, assess, protect, detect, respond to and recover from cybersecurity threats is regularly tested by external parties through penetration testing, and other exercises designed to assess and test our cybersecurity health, resiliency and the effectiveness of our program.
•Management invests in organization capability and technology to manage and identify cybersecurity and information security risks. Our Company has information security employees across the globe, enabling us to monitor and promptly respond to threats and incidents, identify and maintain oversight of cybersecurity risks associated with third parties, evaluate and deploy cybersecurity technologies, and educate associates on cybersecurity risks.
•We maintain cyber insurance coverage to help mitigate possible costs associated with a potential incident.
•We have implemented an information and cybersecurity awareness program designed to educate and test employee maturity at least annually, and regularly throughout the year employees receive training regarding phishing and other threat actor schemes, the inherent risks involved in human interaction with information and operational technology, and new and emerging technologies.

We have processes in place designed to allow us to oversee and identify risks from cybersecurity threats associated with our use of third party service providers and suppliers through our Supplier Cyber Risk Assessment process, which assesses third-party cybersecurity controls through a combination of risk assessment questionnaires, commercially available risk data and security rating platforms. We also include cybersecurity and information security language in our contracts where applicable. We require our suppliers and partners to report cybersecurity incidents to us so that we can assess the impact of such an incident on us and have dedicated processes to respond to cybersecurity incidents at third parties. We have established processes to contain the impact of potential security incidents on Perrigo's third party service providers.

Perrigo Company plc - Item 1C
Cybersecurity

As of December 31, 2024, we are unaware of any risks from cybersecurity threats (including previous cybersecurity incidents) that may have materially affected or are reasonably likely to materially affect the Company's business strategy, results of operations or financial condition. We have experienced and may continue to experience cybersecurity incidents; however, we do not believe any cybersecurity incidents incurred to date have materially affected our Company, including our business strategy, results of operations, or financial condition. While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient, and that could subject us to significant risks. For further discussion of how these and other potential cybersecurity risks may impact our business, refer to the risk factor under heading “A cybersecurity breach, disruption or misuse of our information systems, or our external business partners’ information systems could have a material adverse effect on our business” in Item 1A. Risk Factors – Operational Risks.

GOVERNANCE

Our overall information security efforts are led by the Chief Information Security Officer ("CISO"). The CISO has substantial experience in cybersecurity, including knowledge, skills, certifications, and background in the field. The CISO holds several key certifications including Certified Information Systems Security Professional ("CISSP"), Certified Secure Software Lifecycle Professional ("CSSLP") and Certified Ethical Hacker ("CeH").

While management is responsible for day-to-day risk management, the Board of Directors is responsible for the Company’s overall risk oversight function, including cybersecurity risks, and includes oversight by several committees. The NGC, comprised solely of independent directors, supports the Board of Directors by overseeing cybersecurity risks, policies and objectives. As a part of its duties, the NGC regularly provides reports to the full Board of Directors.

The NGC routinely engages with the Chief Financial Officer (“CFO”), the CISO and Senior Vice President on a range of cybersecurity-related topics, including threats to the environment and vulnerability assessments, policies and practices, technology trends and regulatory developments. The NGC conducts regular committee meetings prior to each regular Board of Directors meeting and convenes additional sessions as necessary to address a specific cybersecurity threat.

Perrigo has an incident response team comprised of the CISO and senior leadership from Legal, Human Resources and Finance. We have a formalized breach management protocol and playbooks that are tested periodically. Perrigo uses a panel of forensic and third party service providers to assist the Company with its response in the event of a cybersecurity incident. We employ escalation procedures designed to notify management of certain specific cybersecurity threats or incidents. If deemed appropriate, management will notify the NGC, which may convene to discuss the cybersecurity threat before reporting to the Board of Directors on the matter.

ITEM 2.    PROPERTIES
Our world headquarters is located in Dublin, Ireland, and our North American base of operations is located in Grand Rapids, Michigan. We manufacture products at 16 worldwide locations and have R&D, logistics, and office support facilities in many of the regions in which we operate. We own approximately 80% of our facilities and lease the remainder. Our primary facilities by geographic area were as follows at December 31, 2024:

Country	Number of Facilities	Segment(s) Supported
Ireland	1	CSCA, CSCI
United States	40	CSCA, CSCI
France	6	CSCI
Belgium	3	CSCI
China	4	CSCA
United Kingdom	4	CSCI
Germany	3	CSCI
Switzerland	3	CSCI
Austria	3	CSCI
Greece	2	CSCI
Spain	2	CSCI

We believe that our production facilities are adequate to support the business, and our property and equipment are well maintained. Our manufacturing plants are suitable for their intended purposes and have capacities for current and near term projected needs of our existing products.

Perrigo Company plc - Item 2

ITEM 3.    LEGAL PROCEEDINGS

Information regarding our current legal proceedings is presented in Item 8. Note 19.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ADDITIONAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers and their ages and positions as of February 21, 2025 were:

	Title and Business Experience	Age
Charles Atkinson
Charles Atkinson was named Executive Vice President, General Counsel & Secretary, in October 2024. Mr. Atkinson joins Perrigo from Haleon plc and its predecessor, GSK plc, most recently serving as chief legal and compliance officer and Interim General Counsel. During his 20-plus year combined tenure at Haleon/GSK, Mr. Atkinson successfully advised across numerous transactions and integrations, including the creation of Haleon and subsequent separation from its parent shareholders GSK and Pfizer. He has also served as global head of corporate legal and was lead counsel for various parts of the self-care business, including supply chain, R&D and innovation, business development, and intellectual property.
		48
David Ball	Dr. Ball was named Executive Vice President and Chief Brand and Digital Officer in August 2024. Prior to joining Perrigo, Dr. Ball was most recently at Bayer Consumer Healthcare and Care/of (prior to its acquisition by Bayer in 2020) from 2019 to 2024, where he held various positions including General Manager and Vice President of Marketing for the Digestive Health business in North America. Prior to this, Dr. Ball spent more than eight years at Procter and Gamble in leadership positions across multiple business units and functions.	45
Eduardo Bezerra	Eduardo Bezerra joined Perrigo in May 2022 as Executive Vice President and Chief Financial Officer. Mr. Bezerra previously served as Senior Vice President and Chief Financial Officer for Del Monte Fresh Produce, Inc., from 2019 to 2022. Before that, Mr. Bezerra held a number of positions of increasing responsibility at Monsanto Company from 1998 to 2018.	50
Ronald C. Janish	Mr. Janish was named Chief Transformation Officer in January 2019 and Executive Vice President of Global Operations and Supply Chain in October 2015. He served as Senior Vice President of International and Rx Operations from 2012 until 2015.	59
Roberto Khoury
Roberto Khoury was named Executive Vice President and President, Consumer Self Care International in May 2024. He joined Perrigo after more than six years with Kenvue (formerly a part of Johnson & Johnson), where he was Senior Vice President and General Manager of their skin care portfolio, including brand leadership responsibilities. Prior to that role he led Kenvue's consumer brands in Europe. Before his time at Kenvue, Mr. Khoury spent 13 years at L'Oréal, where he held several leadership roles in the consumer space that included stints in growing pan-European line extensions of leading brands.
		44
Abbie Lennox	Abbie Lennox was named Executive Vice President and Chief Science Officer in January 2025. Ms. Lennox joins Perrigo from Bayer where she served as Executive Committee Member and Chief Trust and Science Officer from 2019 to 2024, responsible for leading the regulatory, medical affairs, safety and quality teams. Prior to her time at Bayer, she served in regulatory affairs leadership roles with Reckitt Benckiser, where she advanced the company’s regulatory approach to pipeline delivery across multiple health and wellness brands	44
Patrick Lockwood-Taylor	Patrick Lockwood-Taylor was appointed President, Chief Executive Officer and Board Member of Perrigo Company plc, effective June 30, 2023. He joined Perrigo from Bayer, where he was Regional President of Consumer Health North America, while also serving a dual role as President of Bayer U.S. Before Bayer, Mr. Lockwood-Taylor served as President and CEO of The Oneida Group Inc., a private company. Prior to this position, he spent more than 20 years with Procter & Gamble in various roles, including brand franchise and general management leadership positions.	56
Catherine T. Schmelter	Ms. Schmelter was named Executive Vice President and President Consumer Self-care Americas in September 2023. Prior to joining Perrigo, Ms. Schmelter was most recently at Treehouse Foods from 2016 to 2022, where she held various leadership positions, including Chief Transformation Officer. Prior to Treehouse Foods, Ms. Schmelter spent 10 years at Kraft Foods in various leadership roles, including Vice President of Meals, after beginning her CPG career at General Mills.	55
Robert Willis	Mr. Willis was named Executive Vice President and Chief Human Resources Officer in March 2019 after serving as Vice President of Human Resources Global Businesses for nearly six years. Prior to joining Perrigo, Mr. Willis gained more than 20 years of experience in Human Resources leadership through roles with Fawaz Alhokair Group, GE Capital, DoubleClick, and Norkom Technologies.	56

Perrigo Company plc - Item 5

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common equity has traded on the New York Stock Exchange under the symbol PRGO since June 6, 2013. Prior to that, our common equity traded on the Nasdaq Global Select Market under the same symbol.

As of February 21, 2025, there were 4,088 record holders of our ordinary shares.

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. During the year ended December 31, 2024, we declared and paid $152.5 million in dividends. We expect to continue the payment of cash dividends in the future, but there can be no assurance as to the amounts of any dividends declared or that the Board of Directors will continue to declare them.

The graph below shows a comparison of our cumulative total return with the cumulative total returns for the S&P 500 Index, and the S&P Consumer Staples Index. The graph assumes an investment of $100 at the beginning of the period and the reinvestment of any dividends. Information in the graph is presented for the years ended December 31, 2019 through December 31, 2024.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Perrigo Company, the S&P 500 Index
and the S&P 500 Consumer Staples Index

$250
$200
$150
$100
$50
$0
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Perrigo Company
S&P 500
S&P 500 Consumer Staples

* $100 invested on December 31, 2019 - in stock or index - including reinvestment of dividends. Indexes calculated on month-end basis.

Our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date in October 2018, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the year ended December 31, 2024 or December 31, 2023. During the year ended December 31, 2021, we repurchased 3.4 million ordinary shares at an average purchase price of $48.28 per share for a total of $164.2 million under the 2018 Authorization. As of December 31, 2024, the approximate value of shares available for purchase under the 2018 Authorization was $835.8 million.

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

The following Management's Discussion and Analysis ("MD&A") is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes found in Item 8 of this report. See also "Cautionary Note Regarding Forward-Looking Statements." This discussion and analysis compares 2024 results to 2023. For discussion and analysis that compares 2023 results to 2022, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

EXECUTIVE OVERVIEW

Perrigo is a leading pure-play self-care company with more than a century of providing high-quality health and wellness solutions to meet the evolving needs of consumers. As one of the originators of the over-the-counter ("OTC") self-care market, Perrigo is led by its vision "To Provide The Best Self-Care For Everyone" and its purpose to "Make Lives Better Through Trusted Health and Wellness Solutions, Accessible To All".

Perrigo provides access to trusted self-care solutions that can be used without the need to visit a health practitioner for a prescription. Guided by our vision and purpose, our strategic goal is to create sustainable and value accretive growth by 1) delivering consumer preferred brands and innovation, 2) driving category growth with our customers, 3) powering our business with our world-class, quality assured supply chain, including a focus on sustainability with meaningful goals to reduce greenhouse gas emissions, water, and waste, in addition to increasing the recyclability of our packaging, and 4) evolving our global organization to one cohesive operating model. Our unique competency is to deliver health and wellness solutions across multiple price and value tiers that improve access and choice for consumers.

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe, with no one product representing more than 5% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, nutrition and women's health, along with brands including Opill® and Mederma®. In Europe, our portfolio consists primarily of brands, including Compeed®, EllaOne®, Solpadeine®, and ACO®.

Two key initiatives are fundamental to advancing our self-care strategy — our Supply Chain Reinvention Program, a global supply chain efficiency program, and Project Energize, a global investment and efficiency program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results.

Perrigo’s unique complementary businesses enables each individually to play a specific reinforcing role, where 1) store brands and infant formula generate cash for investments into the Company’s key higher margin, higher growth or ‘High-Grow’ brands, 2) branding and innovation capabilities that deliver brand and store brand demand generation leading to stronger customer partnerships, 3) consumer-led innovation that is scaled across brands, store brands and geographies, and 4) the Company’s global supply chain scale and reach with 100-plus molecules, at 100% consumer price point coverage, serves the most consumers.

The Company’s plan to drive cash flow and total shareholder return is anchored behind its ‘Three-S’ plan – ‘Stabilizing’ Consumer Self-Care Americas store brand and infant formula businesses; ‘Streamlining’ the global portfolio, enterprise operating model and Consumer Self-Care International business; and ‘Strengthening’ what is working by prioritizing and increasing investments behind key ‘High-Grow’ brands.

Our fiscal year begins on January 1 and ends on December 31. We end our quarterly accounting periods on the Saturday closest to the end of the calendar quarter, with the fourth quarter ending on December 31 of each year.

Our Segments

Perrigo Company plc - Item 7
Executive Overview

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

Recent Developments

Market Factors and Trends

Economic Uncertainty

Current macroeconomic conditions remain very dynamic, including impacts from inflation and interest rates, volatile changes in foreign currency exchange rates, political unrest and uncertainty and legislative and regulatory changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.

Our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

Inflationary Costs and Supply Chain

Supply chain disruptions continue in specific categories such as agricultural commodities due to climate impacts, and with supply shortages due to the Middle East conflict. While reducing in impact, inflationary pressures are still a factor on cost in major economies globally across food, energy and labor. We continue to experience employment vacancies and attrition in the labor market which negatively impacts productivity and has driven the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures, such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have substantially offset the impacts of inflation to date. However, future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine and any escalating conflicts in the Middle East and neighboring regions are uncertain.

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

Middle East Conflicts

We continue to closely monitor the ongoing conflict and the social, political and economic environment in Israel and in the surrounding region to evaluate the impacts on our operations and supply chain. Israel is a global technology research and development center that plays a critical role to the global Active Pharmaceutical Ingredients ("API") market, as a number of key suppliers are located within Israel. The Company sources some raw materials and finished goods from suppliers in Israel for certain self-care products, including Omeprazole. To date, Perrigo has confirmed that our suppliers in the region have active operations and continue to manufacture materials for us, and we have not received any reports of restrictions on imports or exports in Israel. However, there is potential for some disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. If the conflict spreads or materially escalates, or if the conflict leads to further volatility and uncertainty in financial markets or economic conditions, the impact on our business and results of operations could be material. This includes the related events developing in the Red Sea and their potential to disrupt supply chains and lead to further inflationary pressures which we are also continuing to monitor closely.

Perrigo Company plc - Item 7
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

Infant Formula

As part of its efforts to prevent supply interruptions and risk of Cronobacter spp. illnesses associated with powdered infant formula, in March 2023, the FDA released an “Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market” and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula. In response to those changes, we made considerable investments in all our infant formula manufacturing sites. These investments included, among other things, enhancing our cleaning and sanitation protocols, our environmental monitoring programs, and quality oversight, as well as increasing the number of quality and operations personnel at the sites. These changes resulted in higher costs, lower manufacturing output, and lower production yields across our infant formula network.

As previously disclosed, the Company received a warning letter from the FDA on August 30, 2023 relating to the Perrigo Wisconsin infant formula facility, which was acquired from a third party in November 2022. While the Company was working to resolve the issues raised in the August 30 letter, on November 29, 2023, the Company received notice from the FDA of additional inspection observations relating to Perrigo Wisconsin. Consistent with the Company’s commitment to quality, the Company temporarily paused all production at that facility to address the FDA's observations. As part of this effort, the Company conducted an extended site-wide assessment and cleaning.

The Company also bolstered its internal resources and brought in additional outside expertise to help revise, enhance and strengthen comprehensive standards and processes across our infant formula network, including in some instances, pausing production for comprehensive cleaning and infrastructure improvements. All planned large-scale manufacturing plant improvements were completed in 2024, but the Company continues to implement the next phase of our quality enhancements, including further protocol, process and procedural improvements at the site level, and make additional investments to upgrade infrastructure. We do not expect these continuing improvements to result in extended shutdowns beyond those required for typical planned maintenance activities.

In October and November 2024, the FDA conducted its first inspection of the Perrigo Wisconsin infant formula facility since the November 2023 inspection. Following this 2024 inspection, the FDA did not issue written observations via a Form FDA 483.

Currently, all our infant formula manufacturing sites are up and running and have returned to reliable, quality-assured production with recent output across our infant formula network near historical levels. Our focus now lies in continuing to rebuild customer service levels and getting these critical products back on the shelves for consumers who need high-quality, affordable infant formula. With production now stabilized, we're driving strategic investments to strengthen the infant formula operations network to ensure the long-term sustainability of a key component of our CSCA business.

We have incurred certain extraordinary non-recurring costs associated with the remediation and enhancement actions described above and the evolving U.S. infant formula regulatory landscape, including consulting and legal fees relating to the Company’s responses to the FDA and the development and implementation of new protocols across our infant formula manufacturing sites, as well as other costs relating to the extended cleaning and sanitization and the pausing and restarting of production. Cash costs in 2024 to achieve the remediation and enhancement actions described above totaling $21.7 million were incurred. We also expect higher ongoing operating costs at our infant formula manufacturing sites moving forward as we continue to implement our enhanced program with additional internal capabilities. Due to these costs and the unabsorbed overhead and depressed sales volumes resulting from these actions, infant formula results in 2024 were below 2023 levels.

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

Perrigo Company plc - Item 7
Executive Overview

Restructuring

Supply Chain Reinvention Program

In 2022, we initiated a Supply Chain Reinvention Program to reduce structural costs, improve profitability and our service levels to our retail partners, and strengthen our resiliency by streamlining and simplifying our global supply chain. Through this initiative, we are reducing portfolio complexity, investing in advanced planning capabilities, diversifying sourcing, and optimizing our manufacturing assets and distribution models. We estimate a total annual run-rate potential savings opportunity by the end of fiscal year 2028 of between $200 million to $300 million (not including related depreciation expense on capital investments). To obtain these potential benefits, we anticipate incurring costs between $300 million to $350 million by the end of fiscal year 2028 to complete the program implementation, with the substantial portion of the costs incurred by the end of 2025, including capital investments, restructuring expenses and implementation costs. A significant portion of the annual run-rate potential savings of the Program, between $150 million to $200 million (not including related depreciation expense on capital investments), are anticipated by the end of fiscal year 2025. Refer to Item 8. Note 17 for further details on restructuring charges.

Project Energize

Perrigo has successfully transformed into a pure-play consumer self-care company and is now embarking on the next stage of its self-care journey - evolving to One Perrigo. This evolution will create sustainable, value accretive growth through a business model that better positions the Company to win in self-care.

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

Project Energize was initiated in the first quarter of 2024, subject to local law and consultation requirements, and is expected to deliver annualized pre-tax savings in the range of $140 million to $170 million by the end of 2026. The Company expects an annual reinvestment of approximately $40 million to $60 million of these savings to drive its business model. Restructuring and related charges associated with these actions are estimated to be in the range of $140 million to $160 million, including $20 million to $40 million in investments to enhance capabilities, and are expected to be substantially incurred by the end of 2026. Restructuring activities as part of Project Energize are expected to result in the net reduction of approximately 6% of total Perrigo roles. Refer to Item 8. Note 17 for further details on restructuring charges.

Indebtedness and Capital

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

In December 2024, we and the Borrower entered into Amendment No. 2, an Incremental Assumption Agreement to our Term Loan and Revolving Credit Agreement that provides for the refinancing of the Term B Loans outstanding under the Credit Agreement in the aggregate principal amount of $984.7 million. Refer to Item 8. Note 12.

Perrigo Company plc - Item 7
Executive Overview

Divestitures

On July 10, 2024, we completed the sale of our HRA Pharma Rare Diseases Business (the "Rare Diseases Business") to Esteve Healthcare S.L. ("ESTEVE") for total consideration of $244.5 million, inclusive of net cash received, an estimated working capital adjustment, and contingent consideration with a fair value of $34.5 million as of December 31, 2024. The sale resulted in a pre-tax gain of $5.8 million, net of professional fees, recorded in Other (income) expense, net on the Condensed Consolidated Statement of Operations within our CSCI segment. Refer to Item 8. Note 3 and Note 9 for additional details of the divestiture and impairments recognized as a result of the sale.

On November 1, 2024, we completed the sale of Orion Laboratories Hospital & Specialty Business (the "Hospital & Specialty Business") to General Pharma BidCo Pty Ltd, being an Australian incorporated entity which is ultimately owned by funds managed by Genesis Capital ("Genesis Capital") for total consideration of $13.3 million, which resulted in a pre-tax gain of $0.6 million, net of professional fees, recorded in Other (income) expense, net on the Consolidated Statements of Operations within our CSCI segment. Refer to Item 8. Note 3 and Note 9 for additional details of the divestiture and impairments recognized as a result of the sale.

Additionally, during the year ended December 31, 2024, we sold 7 branded products in 4 separate transactions for total cash consideration of $37.9 million, which resulted in a pre-tax gain of $28.1 million recorded in Other operating (income) expense, net on the Consolidated Statements of Operations within our CSCI segment.

RESULTS OF OPERATIONS

Currency Translation

Any currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the year ended December 31, 2024 at the average exchange rates for the reporting period and average exchange rates for the year ended December 31, 2023.

CONSOLIDATED

Consolidated Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2024	December 31, 2023
Net sales	$4,373.4	$4,655.6
Gross profit	$1,542.7	$1,680.4
Gross profit %	35.3%	36.1%
Operating income	$112.9	$151.9
Operating income %	2.6%	3.3%

Net sales decreased $282.2 million, or 6.1%, primarily due to:
•$206.1 million decrease, or 4.5%, due primarily to $179.2 million of lower net sales volumes, previously disclosed lost distribution of lower margin products, and a later start to the cough and cold season, primarily impacting the Pain & Sleep Aids, Upper Respiratory Digestive Health, and Oral Care categories compared to the prior year and $108.4 million of lower net sales in U.S. Nutrition category driven by actions to augment and strengthen infant formula network. These factors were partially offset by growth in Women's Health and Skin Care; and
•$50.6 million decrease from the divestitures of the Rare Diseases Business, Hospital and Specialty Business and the sale of branded products; and
•$15.1 million decrease from exited product lines; and
•$10.4 million decrease from unfavorable foreign currency translation.

Operating income decreased $39.0 million, or 25.7%, due to:

•$137.7 million decrease in gross profit driven by the impact of lower global OTC net sales volumes resulting from a focus on production of higher margin products, including positive impacts from $57.1 million of new products, and lower infant formula volumes within U.S. Nutrition driven by actions to augment and strengthen the infant formula network. These lower sales volumes led to lower manufacturing productivity of

Perrigo Company plc - Item 7
Consolidated
$131.1 million which was partially offset by benefits from strategic pricing actions and savings achieved through Supply Chain Reinvention and Project Energize of $56.6 million. Additionally, exited products and divested businesses negatively impacted gross profit by $35.8 million and $17.5 million negative impact from infant formula remediation. Gross profit as a percentage of net sales decreased 80 basis points compared to the prior year due to the same factors that impacted gross profit; and
•$98.7 million decrease in operating expenses due primarily to lower selling and administrative costs of $149.4 million due primarily to Project Energize and lower variable employee costs. These decreases were partially offset by increased restructuring expense of approximately $68 million and higher advertising and promotion costs compared to the prior year.

CONSUMER SELF-CARE AMERICAS

Segment Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2024	December 31, 2023
Net sales	$2,693.7	$2,962.3
Gross profit	$779.1	$908.4
Gross profit %	28.9%	30.7%
Operating income	$269.9	$389.6
Operating income %	10.0%	13.2%

Net sales decreased $268.6 million, or 9.1% primarily due to:

•$253.0 million decrease, or 8.6%, due primarily to $178.3 million of lower net sales volumes, previously disclosed lost distribution of lower margin products, and a later start to the cough and cold season, primarily impacting the Pain & Sleep Aids, Upper Respiratory Digestive Health, and Oral Care categories compared to the prior year and $108.4 million of lower net sales in U.S. Nutrition category driven by actions to augment and strengthen infant formula network. These factors were partially offset by growth in Women's Health category, primarily driven by new product sales of Opill®; and
•$15.1 million decrease from exited product lines.

CSCA net sales by product category were as follows:

Sales	Year Ended
(in millions, except percentages)	December 31, 2024	December 31, 2023(1)	$ Change	% Change
Upper Respiratory	$500.3	$561.4	$(61.1)	(10.9)%
Digestive Health	497.4	507.5	(10.1)	(2.0)%
Nutrition	449.5	563.2	(113.7)	(20.2)%
Pain and Sleep-Aids	345.5	397.2	(51.7)	(13.0)%
Healthy Lifestyle	306.8	311.4	(4.6)	(1.5)%
Oral Care	275.4	310.4	(35.0)	(11.3)%
Skin Care	220.1	240.5	(20.4)	(8.5)%
Women's Health	81.1	48.6	32.5	67.0%
Vitamins, Minerals, and Supplements ("VMS")	14.5	18.5	(4.0)	(21.6)%
Other CSCA	3.1	3.6	(0.5)	(13.9)%
Total CSCA	$2,693.7	$2,962.3	$(268.6)	(9.1)%
(1) We updated our global reporting product categories as a result of legacy sales being moved out of Other CSCA and into respective categories. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.

Sales in each category were driven primarily by:

•Upper Respiratory: Net sales of $500.3 million decreased 10.9% due primarily to 7.3 percentage points reduction from portfolio optimization actions and net lost distribution of lower margin products, in addition to lower consumer demand for cough cold and allergy products. These impacts more than offset strong growth of Nasonex® and Triamcinolone Acetonide in the category;

Perrigo Company plc - Item 7
CSCA

•Digestive Health: Net sales of $497.4 million decreased 2.0% as higher volumes of antacid and laxative products, including Polyethylene Glycol, were more than offset by 3.4 percentage points reduction from exited product lines and portfolio optimization actions, lost distribution of lower margin products in U.S. Store Brand and lower volume of proton pump inhibitors, including Omeprazole, Esomeprazole and Lansoprazole, despite Perrigo share gains;
•Nutrition: Net sales of $449.5 million decreased 20.2% as increases in net sales of infant formula products as the Company continues to refill store brand and contract customer inventories and regain market share was more than offset by lower shipments to customers in the first half of the year as the Company worked through its infant formula plant remediation plans and a 0.8 percentage points decline from exited product lines in the category;
•Pain and Sleep-Aids: Net sales of $345.5 million decreased 13.0% due primarily to net lost distribution of lower margin products, purposeful SKU prioritization actions and exited product lines, which had an aggregate negative impact of 10.3 percentage points. In addition, inventory reductions by U.S. retail customers resulted in lower net sales of pain and sleep-aid products;
•Healthy Lifestyle: Net sales of $306.8 million decreased 1.5% due primarily to lower category consumption compared to the prior year, partially offset by higher net sales of nicotine lozenges, including the new product launch of the Nicotine Ice Mint Lozenge, higher net sales of nicotine gums and market share gains;
•Oral Care: Net sales of $275.4 million decreased 11.3% due primarily to lower distribution at specific retail customers and lower net sales of store brand whitening, partially offset by higher net sales of Reach® travel kits;
•Skin Care: Net sales of $220.1 million decreased 8.5% due primarily to net lost distribution of lower margin products, portfolio optimization actions and exited product lines, which had an aggregate negative impact of 8.4 percentage points. These impacts more than offset strong growth of Mederma® and growth within the Minoxidil franchise;
•Women's Health: Net sales of $81.1 million increased 67.0% due primarily to the new product launch of Opill® and higher net sales of feminine hygiene products, partially offset by 3.9 percentage point reduction from exited product lines;

•VMS and Other: Net sales of $17.6 million decreased 20.4% due primarily to volume decline in Other and purposeful SKU prioritization actions.

Operating income decreased $119.7 million, or 30.7%, due primarily to:

•$129.3 million decrease in gross profit driven primarily by the impact of lower OTC net sales volumes resulting from a focus on production of higher margin products, including positive impacts from $27.1 million of new products, and lower infant formula volumes of $75.1 million within U.S. Nutrition driven by actions to augment and strengthen the infant formula network. These lower sales volumes led to lower manufacturing productivity of $111.4 million which was partially offset by the savings from strategic pricing benefits and savings achieved through Supply Chain Reinvention and Project Energize of $55.8 million. Gross profit as a percentage of net sales decreased 180 basis points compared to the prior year due to the same factors that impacted gross profit, partially offset by favorable product mix, including higher margin new products and lost distribution of lower margin products.
•$9.6 million decrease in operating expenses due primarily to lower administrative and selling costs of $57.4 million due primarily to Project Energize and lower variable employee costs. These decreases were partially offset by impairment charges of $38.6 million, higher restructuring costs and higher advertising and promotion compared to the prior year, primarily for Opill®.

Perrigo Company plc - Item 7
CSCI

CONSUMER SELF-CARE INTERNATIONAL

Segment Financial Results

	Year Ended
(in millions, except percentages)	December 31, 2024	December 31, 2023
Net sales	$1,679.6	$1,693.3
Gross profit	$763.5	$772.0
Gross profit %	45.5%	45.6%
Operating income (loss)	$105.0	$(35.2)
Operating income %	6.3%	(2.1)%
Net sales decreased $13.7 million, or 0.8% primarily due to:

•$50.6 million decrease from the divestiture of the Rare Diseases and Hospital and Specialty Businesses and the sale of branded products; and
•$10.0 million decrease from unfavorable foreign currency translation; partially offset by
•$46.9 million, or 2.9%, net increase due primarily to approximately $154 million of strategic pricing actions and new products, partially offset by lower net sales across most product categories, primarily Upper Respiratory due to lower cough cold and allergy seasonal demand compared to the prior year.

CSCI net sales by product category were as follows:

Sales	Year Ended
(in millions, except percentages)	December 31, 2024	December 31, 2023 (1)	$ Change	% Change
Skin Care	$410.0	$372.5	$37.5	10.1%
Upper Respiratory	282.1	299.1	(17.0)	(5.7)%
Healthy Lifestyle	225.8	225.7	0.1	—%
Pain and Sleep-Aids	222.2	222.9	(0.7)	(0.4)%
VMS	173.5	185.5	(12.0)	(6.6)%
Women's Health	132.8	119.7	13.1	11.0%
Oral Care	99.4	101.5	(2.1)	(2.0)%
Digestive Health	36.5	41.0	(4.5)	(11.0)%
Other CSCI	97.3	125.4	(28.1)	(22.4)%
Total CSCI	$1,679.6	$1,693.3	$(13.7)	(0.8)%
(1) We updated our global reporting product categories as a result of our product portfolio reconfiguration. These product category updates have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows. Refer to Item 8. Note 2.

Sales in each category were driven primarily by:

•Skin Care: Net sales of $410.0 million increased 10.1%, inclusive of a 2.7% unfavorable effect of currency translation, driven primarily by strong growth in Compeed® driven by the new product launch of Compeed Spots, and strong sales within the Sebamed and ACO brand lines. The category also benefited from the absence of prior year distribution transitions;
•Upper Respiratory: Net sales of $282.1 million decreased 5.7%, inclusive of a 1.1% favorable effect of currency translation, due primarily to lower net sales of cough cold products stemming from lower incidence of cough cold throughout the E.U. compared to the prior year, partially offset by higher net sales of Bronchenolo®, Bronchostop® and Coldrex® which benefited from category growth and market share gains;
•Healthy Lifestyle: Net sales of $225.8 million remained flat, inclusive of a 3.4% unfavorable effect of currency translation, due primarily to higher net sales of anti-parasite offerings, including Paranix and Jungle Formula, were offset by lower category consumption in weight loss, impacting XLS Medical®;

Perrigo Company plc - Item 7
CSCI

•Pain & Sleep-Aids: Net sales of $222.2 million decreased 0.4%, inclusive of a 1.8% favorable effect of currency translation, due primarily to lower net sales of QAH, partially offset by higher net sales of Solpadeine and store brand products;
•VMS: Net sales of $173.5 million decreased 6.6%, inclusive of a neutral effect of currency translation, due primarily to lower net sales of Davitamon, Granufink and Arterin, stemming from lower consumption. These dynamics were partially offset by higher net sales of Vitamax;
•Women's Health: Net sales of $132.8 million increased 11.0%, inclusive of a 0.3% unfavorable effect of currency translation, due primarily to higher net sales of contraceptive products including ellaOne®, driven by market share gains and the absence of prior year distribution transitions;
•Oral Care: Net sales of $99.4 million decreased 2.0% inclusive of a 1.2% favorable effect of currency translation, due primarily to lower net sales of store brand oral care products and Plackers®;
•Digestive Health and Other: Net sales of $133.8 million decreased 19.6%, inclusive of a 0.4% favorable effect of currency translation, due primarily to the divestiture of the Rare Diseases Business, partially offset by higher net sales of store brand digestive health products.

Operating income increased $140.2 million, or 398.3%, due to:

•$8.5 million decrease in gross profit due primarily to the impact of lower net sales volumes of $85.5 million, divested businesses and exited product lines of approximately $34 million, and negative impacts from cost of goods sold inflation. The impact of lower net sales volumes was partially offset by higher gross profit flow through from strategic pricing actions and new products of $141.5 million. Gross profit as a percentage of net sales remained flat compared to the prior year due to the same factors that impacted gross profit; and

•$148.7 million decrease in operating expenses due primarily to lower selling and administrative costs of $110.8 million due primarily to Project Energize and lower variable employee costs, $39.6 million decrease in impairment charges compared to the prior year, and approximately $28 million of income recognized as a gain on the sale of branded products during the current year. These decreases were partially offset by increased restructuring expense of approximately $32 million.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Year Ended
December 31, 2024	December 31, 2023
$262.1	$202.5

The increase of $59.6 million in unallocated expenses during the year ended December 31, 2024 compared to the prior year period was due primarily to an increase in expenses for litigation as well as restructuring costs associated primarily with Project Energize.

Interest expense, net, Other (income) expense, net and (Gain) Loss on extinguishment of debt (Consolidated)

	Year Ended
(in millions)	December 31, 2024	December 31, 2023
Interest expense, net	$187.8	$173.8
Other (income) expense, net	$(0.9)	$(10.4)
(Gain) loss on extinguishment of debt	$6.7	$(3.2)

Perrigo Company plc - Item 7
Unallocated, Interest, Other, and Taxes

Interest Expense, net

The $14.0 million increase during the year ended December 31, 2024 compared to the prior year was due primarily to the de-designation of interest rate swap agreements. There were several derivative and debt transactions entered into over the course of the year to manage interest expense, refer to Item 8. Note 11 and Note 12 for details.

Other (Income) Expense, net

The $9.5 million decrease in income during the year ended December 31, 2024 compared to the prior year was due primarily to higher prior year milestone income related to legacy royalty rights.

(Gain) loss on extinguishment of debt

The $6.7 million loss on extinguishment of debt during the year ended December 31, 2024 is primarily related to the unamortized fees associated with the partial payment on the Term Loan B Facility (refer to Item 8. Note 12). The $3.2 million gain on extinguishment of debt during the year ended December 31, 2023 is related to the debt refinancing and tender offer activity during the fourth quarter of 2023.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Year Ended
December 31, 2024	December 31, 2023
(99.3)%	47.2%

The effective tax rate on the pre-tax loss for the year ended December 31, 2024, increased when compared to the effective tax rate on the pre-tax loss for the year ended December 31, 2023, primarily due to the net impact of an intercompany intellectual property sale, and the establishment of a partial valuation allowance in the United States, offset by the impact of audit settlements in the prior year.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Overview

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the war in Ukraine and conflicts in the Middle East, inflation and interest rates, the status of material contingent liabilities, recent financial market volatility and other uncertainties. Additionally, we have considered investments in capital expenditures related to the progression of infant formula plant investments, our Supply Chain Reinvention Program, and Project Energize. Subject to relevant restrictions under our debt agreements, our cash requirements for other purposes and other factors management deems relevant, we may from time to time use available funds to redeem, repurchase or refinance our debt in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate (which may be below par).

Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments, and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the war in Ukraine and conflicts in the Middle East, inflation and interest rates, the status of material contingent liabilities, financial market volatility or other uncertainties have a material impact on our capital requirements.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Restricted Cash

	Year Ended
(in millions)	December 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash(1)	$558.8	$751.3
Working capital(2)	$915.3	$935.9

(1)We had $7.0 million of restricted cash on the Consolidated Balance Sheets as of December 31, 2023. We had no restricted cash on the Consolidated Balance Sheets as of December 31, 2024.
(2)Working capital represents current assets less current liabilities, excluding cash, cash equivalents and restricted cash and excluding current indebtedness.

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

Cash Flows

The following table includes summarized cash flow activities:

	Year Ended
(in millions)	December 31, 2024	December 31, 2023	$ Change
Net cash from operating activities	$362.9	$405.5	$(42.6)
Net cash from (for) investing activities	78.8	(77.5)	156.3
Net cash from (for) financing activities	(611.0)	(187.2)	(423.8)
Effect of exchange rate changes on cash and cash equivalents	(23.2)	9.8	(33.0)
Net increase (decrease) in cash and cash equivalents	$(192.5)	$150.6	$(343.1)

Net cash from Operating Activities

The $42.6 million decrease in operating cash inflow was primarily driven by a decrease in cash flow from the change in net earnings after adjustments including deferred income taxes, restructuring charges, settlement of interest rate derivatives, the gain on sale of branded products in addition to higher working capital, primarily related to restructuring costs.

Net cash (for) from Investing Activities

The $156.3 million increase in cash from investing cash flow was due primarily to the proceeds from the sale of the Rare Diseases and Hospital & Specialty Businesses, proceeds from the sale of branded products in the current year, partially offset by the settlement of foreign currency derivatives and purchase of an intangible asset in the current year.

Capital expenditures totaled $118.3 million in 2024. We anticipate 2025 capital expenditures to be between $120 million and $160 million, depending on the progression of infant formula plant investments, our Supply Chain Reinvention Program, Project Energize, and project timelines related to manufacturing productivity and efficiency upgrades, software and technology initiatives, and general plant maintenance. We expect to fund these estimated capital expenditures with funds from operating cash flows.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Net cash (for) from Financing Activities

The $423.8 million decrease in financing cash flow was due to the pay down of the 2024 Notes utilizing cash on hand and proceeds from the sale of the Rare Diseases Business. Additionally, we redeemed in full $700 million in aggregate principal amount of the 4.375% senior notes due 2026 and made a principal prepayment of $391.0 million on the Term Loan B facility during the current year utilizing proceeds from debt issuances of approximately $1.1 billion from the 2032 Notes, as defined in Item 8. Note 12. Additionally, we increased our dividend payment by $2.8 million compared to the prior year.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program. We did not repurchase any shares during the year ended December 31, 2024 or December 31, 2023. The future repurchase of shares, if any, is subject to the discretion of our Board of Directors.

Dividends

In January 2003, the Board of Directors adopted a policy of paying quarterly dividends. We paid dividends as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Dividends paid (in millions)	$152.5	$149.7
Dividends paid per share	$1.10	$1.09

The declaration and payment of dividends, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements, and other factors our Board of Directors may consider relevant.

Borrowings and Capital Resources

Note Issuances

On September 17, 2024, Perrigo Finance issued the 2032 Notes as defined in Item 8. Note 12. The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and its subsidiaries that provide guarantees under Perrigo's Senior Secured Credit Facilities (as defined below). Net proceeds from the 2032 Notes were used to prepay a portion of the Term Loan B Facility (as defined below) on September 19, 2024 and the remaining proceeds were used to fund the redemption of $700 million of the 4.375% Notes due 2026 on October 2, 2024. As a result of the redemption, we recognized an extinguishment loss of $6.7 million during the year.

Credit Agreements

On April 20, 2022, we and our indirect wholly-owned subsidiary, Perrigo Investments, LLC (the "Borrower") entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the "Revolver"), (ii) a $500.0 million five-year Term Loan A facility (the "Term Loan A Facility" and the Term A Loans thereunder, the "Term A Loans"), and (iii) a $1.1 billion seven-year Term Loan B Facility (the "Term Loan B Facility" and the Term B Loans thereunder borrowed on April 20, 2022, the "2022 Term B Loans" and, together with the Revolver and Term Loan A Facility, the "Senior Secured Credit Facilities"), pursuant to a Term Loan and Revolving Credit Agreement (the "Credit Agreement").

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

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest).

In December 2024, we and the Borrower entered into Amendment No. 2, an Incremental Assumption Agreement to our Term Loan and Revolving Credit Agreement that provides for the refinancing of the Term B Loans outstanding under the Credit Agreement in the aggregate principal amount of $984.7 million. Refer to Item 8. Note 12.

Our short term debt as of December 31, 2024 of $36.4 million is comprised of (i) amortization payments for the Term A Loans and the Term B Loans and (ii) lease payments.

Term Loans and Notes

As of December 31, 2024 and December 31, 2023, we had $1,429.1 million and $1,858.1 million, respectively, outstanding under our Term Loan A Facility and Term Loan B Facility.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in April 2027.

We are in compliance with all the covenants under our debt agreements as of December 31, 2024.

Loans under the Credit Agreement bear interest at a rate equal to, at the Borrower’s option and depending on the currency borrowed, either the adjusted Term SOFR Rate, EURIBOR Rate, the prime lending rate or the daily simple RFR rate (each as defined in the Credit Agreement), in each case, plus an applicable margin. Applicable margins and fees are outlined below:

Applicable Margins
	Term SOFR and EURIBOR Rates	Prime Lending and Daily Simple RFR Rates	Per Annum Commitment Fee(2)
Term A Loans(1)	2.000% - 1.750%	1.000% - 0.750%	—
Term B Loans(1)	2.500% - 2.000%	1.500% - 1.250%	—
Revolver(1)	2.000% - 1.375%	1.000% - 0.375%	0.250% - 0.175%
(1) Applicable margins are dependent upon our total net leverage ratio
(2) Payable on the undrawn amount

The Credit Agreement is guaranteed by us and certain of our wholly-owned subsidiaries organized in the U.S., Ireland, Belgium, England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries” and together with the Company, the “Guarantors” and together with the Borrower, the "Loan Parties"). The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and other exceptions, by a security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets. We may make voluntary prepayments at any time without payment of a premium or penalty, subject to certain exceptions, and are required to make certain mandatory prepayments of outstanding indebtedness under the Credit Agreement in certain circumstances. Principal repayments of the Term Loan B Facility, which are due quarterly, are equal to 1.0% per annum (adjusted, in the case of incremental loans, to enable fungibility), with any remaining balance payable on the maturity date. Principal repayments of the Term Loan A Facility, which are due quarterly, began in September 2022 and are equal to (i) for the first year anniversary of the Closing Date (as defined in the Credit Agreement), 2.5% per annum of the original principal amount of the Term Loan A Facility incurred and (ii) after the first year anniversary of the Closing Date, 5.0% per annum of the original principal amount of the Term Loan A Facility incurred, with any remaining balance payable on the maturity date. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Borrower and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. The Credit Agreement contains financial covenants that require the Borrower and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter and (b) not fall below a minimum interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, provided that such covenants apply only to the Revolver and the Term Loan A Facility. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If we consummate certain qualifying acquisitions during the term of the loan, the maximum first lien secured net leverage ratio covenant would increase to 3.25 to 1.00 for such quarter and the three following fiscal quarters thereafter.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

Leases

We had $195.1 million and $202.2 million of lease liabilities and $186.9 million and $197.3 million of lease assets as of December 31, 2024 and December 31, 2023, respectively. For information on our operating and finance lease obligations and the amount and timing of future payments refer to Item 8. Note 8.

Available Resources

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in "Other Financing" in Item 8. Note 12. There were no borrowings outstanding under the overdraft facilities as of December 31, 2024 and December 31, 2023.

There were no borrowings outstanding under the Revolver as of December 31, 2024 or December 31, 2023. We are subject to certain financial covenants in the Revolver and Credit Agreement. As of December 31, 2024, we were in compliance with all such covenants under our debt agreements.

Credit Ratings

Our credit ratings on December 31, 2024 were Ba2 (negative), BB- (stable), and BB (negative), by Moody's Investor Services, S&P Global Ratings ("S&P"), and Fitch Ratings Inc. ("Fitch"), respectively. On March 25, 2024, S&P downgraded our issuer credit rating to BB- from BB, senior secured notes ratings to BB from BB+ and senior unsecured notes ratings to B+ from BB- and the rating outlooks remained stable. On April 16, 2024, Fitch downgraded our issuer credit rating to BB from BB+ and the rating outlooks remained negative.

Due to the downgrade by S&P, the interest of the 3.150% Senior Notes due 2030 stepped up from 4.650% to 4.900% on payments made after June 15, 2024. There was no impact to our interest rates as a result of the Fitch downgrade. Future interest rate adjustments of the 3.150% Senior Notes due 2030 are subject to a 2.0% total cap above the original 3.150% interest rate which would result in an interest rate not to exceed 5.150% based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc and Wells Fargo Bank, National Association, as trustee.

Guarantor Financial Information

As detailed in Item 8. Note 12, the Guarantor Subsidiaries and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Loan Parties provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 4.900% Notes due 2030, the 5.375% Euro Notes due 2032, the 6.125% USD Notes due 2032, and the 4.900% Notes due 2044 issued by Perrigo Finance.

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

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	Year Ended
(in millions)	December 31, 2024	December 31, 2023
Current assets	$1,792.5	$1,999.9
Non-current assets	$4,284.5	$4,596.2
Current liabilities	$731.8	$1,888.8
Non-current liabilities	$12,144.5	$11,498.4
Due to non-guarantors	$8,131.3	$7,355.3

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	Year Ended
(in millions)	December 31, 2024	December 31, 2023
Total revenues	$3,118.4	$3,308.8
Gross profit	$944.6	$979.2
Operating income (loss)	$(27.8)	$62.1
Net income (loss)	$(147.5)	$(10.9)
Revenue from non-guarantors	$529.3	$186.1
Operating expenses to non-guarantors	$(1.8)	$(1.1)
Other (income) expense to non-guarantors	$(182.9)	$(97.7)

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Our enforceable and legally binding obligations as of December 31, 2024 are set forth in the following table. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including the duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations actually paid in future periods may vary from the amounts reflected in the table (in millions):

	Payment Due
	2025	2026-2027	2028-2029	After 2029	Total
Short and long-term debt (1)	$273.0	$891.8	$1,296.7	$2,703.8	$5,165.3
Finance lease obligations	2.0	3.2	3.2	7.4	15.8
Purchase obligations (2)	316.8	—	—	—	316.8
Operating leases (3)	33.4	54.5	36.6	89.3	213.8
Other contractual liabilities reflected on the consolidated balance sheets:
Deferred compensation and benefits (4)	—	—	—	41.7	41.7
Other (5)	115.2	98.2	1.8	—	215.2
Total	$740.4	$1,047.7	$1,338.3	$2,842.2	$5,968.6
(1)Short-term and long-term debt includes interest payments, which were calculated using the effective interest rate at December 31, 2024.
(2)Consists of commitments for both materials and services.
(3)Used in normal course of business, principally for warehouse facilities and computer equipment.

Perrigo Company plc - Item 7
Financial Condition, Liquidity and Capital Resources

(4)Includes amounts associated with non-qualified plans related to deferred compensation, executive retention and post-employment benefits. Of this amount, we have funded $36.7 million, which is recorded in Other non-current assets on the balance sheet. These amounts are assumed payable after five years, although certain circumstances, such as termination, would require earlier payment.
(5)Primarily includes consulting fees, legal settlements, restructuring accruals, insurance obligations, and electrical and gas purchase contracts, which were accrued in Other current liabilities and Other non-current liabilities at December 31, 2024 for all years.

We fund our U.S. qualified profit-sharing and investment plan in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions, which we expect to be approximately $39.1 million over the next 12 months. Future contributions are dependent upon various factors, including employees’ eligible compensation, plan participation and changes, if any, to current funding requirements. Therefore, no amounts were included in the Contractual Obligations table above. We generally expect to fund all future contributions with cash flows from operating activities.

As of December 31, 2024, we had approximately $309.8 million of liabilities for uncertain tax positions, including interest and penalties. These liabilities have been excluded from the Contractual Obligations table above, and the related tax benefits have not been recognized, due to uncertainty as to the amounts and timing of settlement with taxing authorities.

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

Income Taxes

We earn income in numerous countries and this income is subject to the laws of taxing jurisdictions within those countries. Significant judgement is required in determining our worldwide effective tax rate, provision for income taxes and recording the related deferred tax assets and liabilities. Our annual effective tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our annual effective tax rate are judgements and assumptions related to, among other things, the recoverability of certain deferred tax balances, primarily net operating loss and other carryforwards; our ability to uphold certain tax positions; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in U.S. GAAP; expiration of or the inability to renew tax rulings or tax holiday incentives; and the repatriation of earnings with respect to which we have not previously provided taxes. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate and our interpretation of transfer pricing standards. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to, or further interpretations of, regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which would impact our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time. For the year ended December 31, 2024, we recorded a net increase in valuation allowances of $47.7 million comprised primarily of additional valuation allowance on certain non-deductible interest carryforward assets, which are no longer realizable.

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

Legal Contingencies

We are involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. Other than loss contingencies that are assumed in business combinations for which we can reliably estimate the fair value, we record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range and no amount within that range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be

Perrigo Company plc - Item 7
Critical Accounting Estimates

reasonably estimated, no liability is recorded. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies and consultation with our legal counsel and have established reserves for certain of our legal matters. We re-evaluate all contingencies as additional information becomes available and adjustments are made to ensure estimates reflect an accurate liability until the contingency in question is ultimately settled. We do not incorporate insurance recoveries into our reserves for legal contingencies. We separately record receivables for amounts due under insurance policies when we consider the realization of recoveries for claims to be probable, which may be different than the timing in which we establish the loss reserves. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgement about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition and cash flows. At December 31, 2024 and 2023, the loss accrual for litigation contingencies reflected on the balance sheet in Other accrued liabilities was $76.8 million and $66.9 million, respectively. Refer to Item 8. Note 19 for additional details on the Company's contingencies.

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

Goodwill

Goodwill represents amounts paid for an acquisition of a business in excess of the fair value of net assets received. We perform annual goodwill impairment testing on the first day of the fourth quarter. As of December 31, 2024, we have two reporting units. Our CSCA operating segment is equivalent to our CSCA reporting unit, and following our divestiture of the Rare Diseases reporting unit on July 10, 2024, our CSCI operating segment is now equivalent to our CSCI reporting unit.

The test for impairment requires us to make several significant assumptions that impact our estimate of the fair value of a reporting unit, including the perpetual growth rate and discount rate. These assumptions are considered critical due to the sensitivity of changes in these assumptions to the related estimate of fair value. The discount

Perrigo Company plc - Item 7
Critical Accounting Estimates

rates used in testing each of our reporting units’ goodwill for impairment during our testing were based on the weighted average cost of capital determined for each of our reporting units. In our annual impairment test as of September 29, 2024, discount rates ranged from 10.00% to 11.25%, and perpetual growth rates were 2.50%. In our annual impairment test as of October 1, 2023, discount rates ranged from 10.75% to 12.00%, and perpetual growth rates were 2.50%.

The cash flow forecasts used for our reporting units include assumptions about future activity levels in the near term and longer-term. If growth in our reporting units is lower than expected, we may experience deterioration in our cash flow forecasts that may indicate goodwill in one or more reporting units is impaired in future impairment tests. An increase in the discount rate could negatively impact the estimated fair value of the reporting units and lead to future impairment. Furthermore, our estimates of fair value give consideration to the level of implied control premium, which is the amount a buyer is willing to pay over the current market price of a company (i.e. market capitalization) to acquire a controlling interest. We may experience a sustained decrease in our market capitalization which could imply an impairment of one or more of our reporting units.

We performed sensitivity analyses on the discounted cash flow valuations that were prepared to estimate the fair value of each reporting unit. Discount rates and perpetual revenue growth rates were increased and decreased by increments of 25 or 50 basis points. For the CSCI reporting unit, the fair value exceeded our carrying amount by less than 10% as of the annual testing date. Therefore, a 75 basis point increase in the discount rate, or a 50 basis point increase in the discount rate combined with a 25 basis point decrease in the perpetual growth rate, would indicate potential impairment for this reporting unit. For the CSCA reporting unit, the fair value exceeded our carrying amount by less than 20% as of the annual testing date. A 125 basis point increase in the discount rate, or a 100 basis point increase in the discount rate combined with a 125 basis point decrease in the perpetual growth rate, would indicate potential impairment for this reporting unit. Both the CSCI and CSCA reporting unit's fair value includes material benefits from our Corporate led initiatives, the Supply Chain Reinvention program, and Project Energize, and, as a result, the reporting unit is sensitive to changes in estimates related to the Supply Chain Reinvention Program and Project Energize. Reductions in the net projected benefits could represent a potential indicator of impairment requiring further impairment analysis.

Based on the sensitivity of the discount rate assumptions on these analyses, an increase in the discount rate over the next twelve months could negatively impact the estimated fair value of the reporting units and lead to a future impairment. Certain macroeconomic factors which are not controlled by the reporting units, such as rising inflation or interest rates, could cause an increase in the discount rate to occur. Deterioration in performance of our reporting units over the next twelve months, such as lower than expected revenue or profitability that has a sustained impact on future periods, could also represent potential indicators of impairment requiring further impairment analysis. We have experienced significant decreases in our market capitalization. Given the sensitivity of assumptions on control premium, further decreases in our market capitalization in the next twelve months, could represent a potential impairment indicator requiring further impairment analysis.

During the three months ending June 29, 2024, we recorded goodwill impairment charge of $22.1 million related to our now divested Rare Disease reporting unit. During the three months ended September 28, 2024, we recorded impairment charge of $5.4 million for our CSCI reporting unit related to the now divested Hospital & Specialty disposal group. During 2023, we recorded goodwill impairment charges of $90.0 million. We continue to monitor the progress of our reporting units and assess them for potential impairment should impairment indicators arise, as applicable, and at least annually during our fourth quarter impairment testing.

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

Perrigo Company plc - Item 7A

Due to different sales and cost structures, certain segments experience a negative impact and certain segments a positive impact as a result of changes in exchange rates. We estimate the translation effect of a ten percent devaluation of the U.S. dollar relative to the other foreign currencies in which we transact business would not materially affect operating income of our non U.S. operating units for the year ended December 31, 2024. This sensitivity analysis has inherent limitations. The analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for foreign exchange derivatives that we utilize to mitigate fluctuations in exchange rates.

In addition, we enter into certain purchase commitments for materials that, although denominated in U.S. dollars, are linked to foreign currency valuations. These commitments generally contain a range for which the price of materials may fluctuate over time given the value of a foreign currency.

The translation of the assets and liabilities of our non-U.S. dollar denominated operations is made using local currency exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated Other Comprehensive Income ("AOCI") within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of December 31, 2024, cumulative net currency translation adjustments decreased shareholders’ equity by $196.0 million.

We monitor and strive to manage risk related to foreign currency exchange rates. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign exchange derivatives or netted with offsetting exposures at other entities. We cannot predict future changes in foreign currency movements and fluctuations that could materially impact earnings.

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of interest income earned on our investment of cash on hand and interest expense on borrowings. We have in the past, and may in the future, enter into certain derivative financial instruments related to the management of interest rate risk, when available on a cost-effective basis. These instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. Gains and losses on hedging transactions are offset by gains and losses on the underlying exposures being hedged. We do not use derivative financial instruments for speculative purposes. A 1% increase in interest rates would result in approximately $2.3 million of additional annual interest expense in 2025.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Perrigo Company plc - Item 8

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perrigo Company plc (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At December 31, 2024, goodwill was $3,320.2 million. As discussed in Note 1 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.

Auditing management’s goodwill impairment test was complex due to the significant measurement uncertainty in determining the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions such as revenue growth rates, projected margins, and discount rate, which are affected by expected future market or economic conditions.

Perrigo Company plc - Item 8

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over the Company’s forecast process as well as controls over management’s review of the significant assumptions discussed above.

To test the fair value of the Company’s reporting units, our audit procedures included, among others, assessing methodologies used and testing the significant assumptions discussed above as well as the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to current industry and economic trends, changes in the Company’s business model, customer base or product mix and other relevant factors. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions. We reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company and evaluated the implied control premium. We also assessed the historical accuracy of the significant assumptions used by management to determine the fair value of its reporting units. The evaluation of the Company’s methodology and significant assumptions was performed with the assistance of our valuation specialists.

Uncertain Tax Positions
Description of the Matter
As described in Note 18 to the consolidated financial statements, the Company operates in multiple jurisdictions with complex tax policy and regulatory environments and establishes reserves for uncertain tax positions in accordance with the accounting guidance governing uncertainty in income taxes. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. At December 31, 2024, the Company had liabilities of $239.6 million, excluding interest and penalties, relating to uncertain tax positions.

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
February 28, 2025

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and Related Technology, which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The results of management’s assessment have been reviewed with our Audit Committee.

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

Perrigo Company plc - Item 8

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Perrigo Company plc

Opinion on Internal Control Over Financial Reporting

We have audited Perrigo Company plc’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Perrigo Company plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 28, 2025

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net sales	$4,373.4	$4,655.6	$4,451.6
Cost of sales	2,830.7	2,975.2	2,996.2
Gross profit	1,542.7	1,680.4	1,455.4

Operating expenses
Distribution	98.0	110.5	113.0
Research and development	112.2	122.5	123.1
Selling	546.6	641.8	584.8
Administration	468.0	522.3	512.3
Impairment charges	88.9	90.0	—
Restructuring	110.1	42.2	42.5
Other operating (income) expense, net	6.0	(0.8)	0.8
Total operating expenses	1,429.8	1,528.5	1,376.5

Operating income	112.9	151.9	78.9

Interest expense, net	187.8	173.8	156.0
Other (income) expense, net	(0.9)	(10.4)	53.1
(Gain) loss on extinguishment of debt	6.7	(3.2)	8.9
Income (loss) from continuing operations before income taxes	(80.7)	(8.3)	(139.1)
Income tax (benefit) expense	80.0	(3.9)	(8.2)
Income (loss) from continuing operations	(160.7)	(4.4)	(130.9)
Loss from discontinued operations, net of tax	(11.1)	(8.3)	(9.7)
Net income (loss)	$(171.8)	$(12.7)	$(140.6)

Earnings (loss) per share
Basic
Continuing operations	$(1.17)	$(0.03)	$(0.97)
Discontinued operations	$(0.08)	$(0.06)	$(0.07)
Basic earnings (loss) per share	$(1.25)	$(0.09)	$(1.04)
Diluted
Continuing operations	$(1.17)	$(0.03)	$(0.97)
Discontinued operations	$(0.08)	$(0.06)	$(0.07)
Diluted earnings (loss) per share	$(1.25)	$(0.09)	$(1.04)

Weighted-average shares outstanding
Basic	137.4	135.3	134.5
Diluted	137.4	135.3	134.5

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash, cash equivalents and restricted cash	$558.8	$751.3
Accounts receivable, net of allowance for credit losses of $7.4 and $7.8, respectively	642.3	739.6
Inventories	1,081.8	1,140.9
Prepaid expenses and other current assets	199.0	201.1
Total current assets	2,481.9	2,832.9
Property, plant and equipment, net	917.8	916.4
Operating lease assets	175.2	183.6
Goodwill and indefinite-lived intangible assets	3,325.4	3,534.4
Definite-lived intangible assets, net	2,423.7	2,980.8
Deferred income taxes	5.1	25.8
Other non-current assets	318.6	335.2
Total non-current assets	7,165.8	7,976.2
Total assets	$9,647.7	$10,809.1
Liabilities and Shareholders’ Equity
Accounts payable	$495.2	$477.7
Payroll and related taxes	123.2	127.0
Accrued customer programs	133.3	163.5
Other accrued liabilities	238.7	335.4
Accrued income taxes	17.4	42.1
Current indebtedness	36.4	440.6
Total current liabilities	1,044.2	1,586.3
Long-term debt, less current portion	3,581.7	3,632.8
Deferred income taxes	203.2	262.3
Other non-current liabilities	499.2	559.8
Total non-current liabilities	4,284.1	4,454.9
Total liabilities	5,328.3	6,041.2
Contingencies - Refer to Note 19
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,733.9	6,837.5
Accumulated other comprehensive income	(162.4)	10.7
Retained earnings (accumulated deficit)	(2,252.1)	(2,080.3)
Total shareholders’ equity	4,319.4	4,767.9
Total liabilities and shareholders' equity	$9,647.7	$10,809.1

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	136.5	135.5

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Net income (loss)	$(171.8)	$(12.7)	$(140.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(192.0)	54.6	(126.0)
Change in fair value of derivative financial instruments	19.8	(7.4)	46.5
Change in post-retirement and pension liability	(0.9)	(9.5)	17.0
Other comprehensive income (loss), net of tax	(173.1)	37.7	(62.5)
Comprehensive income (loss)	$(344.9)	$25.0	$(203.1)

See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flows From Operating Activities
Net income (loss)	$(171.8)	$(12.7)	$(140.6)
Adjustments to derive cash flows:
Depreciation and amortization	325.9	359.5	338.6
Impairment charges	88.9	90.0	—
Share-based compensation	64.4	68.8	54.9
Restructuring charges	99.9	41.1	42.5
Settlement of interest rate derivatives	41.2	—	—
Amortization of debt discount	8.9	2.3	(0.7)
Gain (loss) on sale of business	(6.4)	—	1.4
Foreign currency remeasurement loss	—	—	39.4
Gain on sale of assets	(28.1)	(4.1)	(5.3)
Dedesignation of interest rate swap agreements	14.4	—	—
Deferred income taxes	9.8	(106.6)	(50.5)
Other non-cash adjustments, net	(9.5)	25.7	7.6
Subtotal	437.6	464.0	287.3
(Decrease) increase in cash due to:
Accounts receivable	(11.1)	(57.1)	0.1
Inventories	13.7	19.4	(76.7)
Prepaid expenses and other current assets	20.1	47.5	25.9
Accounts payable	54.2	(65.9)	100.3
Payroll and related taxes	(94.4)	(52.8)	(38.2)
Accrued customer programs	(25.6)	23.2	11.2
Other accrued liabilities	(1.3)	6.6	10.1
Accrued income taxes	(31.8)	(12.9)	(47.9)
Other operating, net	1.5	33.5	35.2
Subtotal	(74.7)	(58.5)	20.0
Net cash from operating activities	362.9	405.5	307.3
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	5.2	19.8	3.3
Acquisitions of businesses, net of cash acquired	—	—	(2,011.4)
Asset (acquisitions) sales, net	(13.3)	—	—
Settlement of foreign currency derivatives	(48.2)	—	61.7
Proceeds from sale of assets	37.9	4.4	25.5
Additions to property, plant and equipment	(118.3)	(101.7)	(96.4)
Net proceeds from sale of businesses	215.5	—	58.7
Net cash from (for) investing activities	78.8	(77.5)	(1,958.6)
Cash Flows From (For) Financing Activities
Issuances of long-term debt	1,091.2	295.1	1,587.3
Payments on long-term debt	(1,529.0)	(325.3)	(970.6)
Premiums on early debt retirement	—	—	(12.2)
Payments for debt issuance costs	(4.7)	—	(20.9)
Cash dividends	(152.5)	(149.7)	(142.4)
Other financing, net	(16.0)	(7.3)	(19.6)
Net cash from (for) financing activities	(611.0)	(187.2)	421.6
Effect of exchange rate changes on cash and cash equivalents	(23.2)	9.8	(48.9)
Net increase (decrease) in cash and cash equivalents	(192.5)	150.6	(1,278.6)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	751.3	600.7	1,864.9
Cash and cash equivalents held for sale, beginning of period	—	—	14.4
Cash, cash equivalents and restricted cash of continuing operations, end of period	$558.8	$751.3	$600.7

Perrigo Company plc - Item 8

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Supplemental Disclosures of Cash Flow Information
Cash paid/received during the year for:
Interest paid	$251.4	$276.9	$217.0
Interest received	$75.0	$100.8	$58.2
Income taxes paid	$155.7	$107.5	$100.2
Income taxes refunded	$2.6	$10.7	$3.4
See accompanying Notes to Consolidated Financial Statements.

Perrigo Company plc - Item 8

PERRIGO COMPANY PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2021	133.8	$7,043.2	$35.5	$(1,927.0)	$5,151.7
Net loss	—	—	—	(140.6)	(140.6)
Other comprehensive loss	—	—	(62.5)	—	(62.5)
Issuance of ordinary shares under:
Restricted stock plan	1.4	—	—	—	—
Compensation for restricted stock	—	54.9	—	—	54.9
Cash dividends, $1.04 per share	—	(142.4)	—	—	(142.4)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(19.0)	—	—	(19.0)
Balance at December 31, 2022	134.7	6,936.7	(27.0)	(2,067.6)	4,842.1

Net loss	—	—	—	(12.7)	(12.7)
Other comprehensive income	—	—	37.7	—	37.7
Issuance of ordinary shares under:
Restricted stock plan	1.3	—	—	—	—
Compensation for restricted stock	—	68.8	—	—	68.8
Cash dividends, $1.09 per share	—	(149.7)	—	—	(149.7)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(18.3)	—	—	(18.3)
Balance at December 31, 2023	135.5	6,837.5	10.7	(2,080.3)	4,767.9

Net loss	—	—	—	(171.8)	(171.8)
Other comprehensive income	—	—	(173.1)	—	(173.1)
Issuance of ordinary shares under:
Restricted stock plan	1.5	—	—	—	—
Compensation for restricted stock	—	64.4	—	—	64.4
Cash dividends, $1.10 per share	—	(152.5)	—	—	(152.5)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(15.5)	—	—	(15.5)
Balance at December 31, 2024	136.5	$6,733.9	$(162.4)	$(2,252.1)	$4,319.4

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

Perrigo is a leading pure-play self-care company with more than a century of providing high-quality health and wellness solutions to meet the evolving needs of consumers. As one of the originators of the over-the-counter ("OTC") self-care market, Perrigo is led by its vision "To Provide The Best Self-Care For Everyone" and its purpose to "Make Lives Better Through Trusted Health and Wellness Solutions, Accessible To All".

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

Our segments reflect the way in which our chief operating decision maker ("CODM"), who is our CEO, makes operating decisions, allocates resources and manages the growth and profitability of the Company, and are each led by an Executive Vice President. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 20.

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

Perrigo Company plc - Item 8
Note 1

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist primarily of demand deposits and other short-term investments with maturities of three months or less at the date of purchase.

We had $7.0 million of restricted cash as of December 31, 2023 in the Consolidated Balance Sheets. We entered into an agreement to extend a credit line to an existing customer in exchange for a cash security deposit. The agreement requires the cash to be held in a separate account and to be returned to the customer at the expiration of the agreement provided all credits have been paid as agreed. We had no restricted cash on the Consolidated Balance Sheets as of December 31, 2024 as the funds were returned to the customer during the fourth quarter.

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

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of period	$7.8	$6.8	$7.2
Provision for credit losses, net	1.2	1.1	3.2
Receivables written-off	(1.2)	(0.6)	(4.0)
Recoveries collected	—	0.3	—
Currency translation adjustment	(0.4)	0.2	0.4
Balance at end of period	$7.4	$7.8	$6.8
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

Perrigo Company plc - Item 8
Note 1

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

Perrigo Company plc - Item 8
Note 1

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

Goodwill and Intangible Assets

Goodwill represents amounts paid for an acquisition in excess of the fair value of net assets acquired. Goodwill is not amortized but rather is tested for impairment annually on the first day of our fourth quarter, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. The estimates associated with the goodwill impairment tests include projected discounted future cash flows. We have two reporting units that are evaluated for impairment as of December 31, 2024.

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

Perrigo Company plc - Item 8
Note 1

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

Goodwill, indefinite-lived intangible asset, and definite-lived intangible asset impairments are recorded in Impairment charges on the Consolidated Statements of Operations. See Note 9 for further information on our goodwill and intangible assets.

Defined Benefit Plans

We operate a number of defined benefit plans for employees globally. The liability recognized in the balance sheet is the present value of the defined benefit obligation at the balance sheet date less the fair value of plan assets. The defined benefit obligation is calculated periodically by independent actuaries using the projected unit credit method. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of either high quality corporate bonds or long term government bonds depending on the depth and liquidity of the high quality corporate bond market in the different geographies where we have pension liabilities. The bonds are denominated in the currency in which the benefits will be paid and have terms to maturity approximating the terms of the related pension liability. As a result, annual updates related to discount rate and the expected rate of return on plan assets are among the most important elements of expense and liability measurement. The expected return on plan assets is determined using the fair value of plan assets.

Actuarial gains and losses are recognized on the Consolidated Statements of Operations using the corridor method. Under the corridor method, to the extent that any cumulative unrecognized net actuarial gain or loss exceeds 10% of the greater of the present value of the defined benefit obligation and the fair value of the plan assets, that portion is recognized over the expected average remaining working lives of the plan participants. Otherwise, the net actuarial gain or loss is recorded in OCI. We recognize the funded status of benefit plans on the Consolidated Balance Sheets. In addition, we recognize the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost of the period as a component of OCI (refer to Note 13).

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

Revenue

Product Revenue

Revenue is recognized when or as a customer obtains control of promised products. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these products. We generally recognize product revenue for our contract performance obligations at a point in time, typically upon shipment or delivery of products to customers. For point in time customers for which control transfers on delivery to the customer due to free on board destination terms (“FOB”), an adjustment is recorded to defer revenue recognition over an estimate of days until control transfers at the point of delivery. Where we recognize revenue at a point in time, the transfer of title is the primary indicator that control has transferred. In other limited instances, primarily relating to those contracts that relate to contract manufacturing performed for our customers, control transfers as the product is manufactured. Control is deemed to transfer over time for these contracts as the product does not have an alternative use and we have a contractual right to payment for performance completed to date. Revenue for contract manufacturing contracts is recognized over the transfer period using an input method that measures progress towards completion of the performance obligation as costs are incurred.

Perrigo Company plc - Item 8
Note 1

Net product sales include estimates of variable consideration for which accruals and allowances are established. Provisions for certain rebates, product returns, and discounts to customers are accounted for as variable consideration and recorded on the Consolidated Balance Sheets as Accrued customer programs. A reduction to sales for these programs is recorded in the same period as the associated sale. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from the estimates, these estimates are adjusted, which would affect revenue and earnings in the period such variances become known.

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

Our performance obligations are generally expected to be fulfilled in less than one year in accordance with ASC 606-10-50-14. Therefore, we do not provide quantitative information about remaining performance obligations.

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

Perrigo Company plc - Item 8
Note 1

Advertising Costs

Advertising costs are included in Selling Operating expenses and shipping and handling costs billed to customers are included in Net sales. Costs relate primarily to print advertising, direct mail, online advertising, social media communications, and television advertising and are expensed as incurred. For the year ended December 31, 2024, 53.5% of advertising expense was attributable to our CSCI segment. Advertising costs were as follows (in millions):

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
$134.5	$138.5	$119.3

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

Perrigo Company plc - Item 8
Note 1

Recent Accounting Standard Pronouncements

Below are recent Accounting Standard Updates ("ASU") that we are assessing to determine the effect on our Consolidated Financial Statements.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.	January 1, 2024 for annual periods, January 1, 2025 for interim periods	As of January 1, 2024 we have adopted ASU 2023-07. This standard is adopted on a retrospective basis. Refer to Footnote 20-Segments for disclosure impact.
ASU 2024-03: Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2025-01: Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

This guidance aims to provide more detailed information about expenses to help investors better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. Entities must disclose specific quantitative and qualitative information about certain costs in the notes to financial statements.
		January 1, 2027 for annual periods, January 1, 2028 for interim periods	As of December 31, 2024 we are currently evaluating the potential disclosures impact of adopting the standard and whether to adopt retrospectively.
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
January 1, 2025
As of December 31, 2024 we are currently evaluating the potential disclosures impact of adopting the standard. We plan to adopt on a prospective basis and is not expected to have a material impact from additional disclosures.

We do not believe that any other recently issued accounting standards could have a material effect on our Consolidated Financial Statements.

NOTE 2 - REVENUE RECOGNITION

We generated net sales in the following geographic locations(1) (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
U.S.	$2,649.3	$2,916.8	$2,870.0
Europe(2)	1,604.6	1,622.5	1,474.3
All other countries(3)	119.5	116.3	107.3
Total net sales	$4,373.4	$4,655.6	$4,451.6
(1)    The net sales by geography is derived from the location of the entity that sells to a third party.
(2)    Includes Ireland net sales of $39.6 million, $40.8 million, and $29.3 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
(3)    Includes revenue generated primarily in Australia and Canada during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, includes revenue generated primarily in Australia, Canada, and Mexico.

Perrigo Company plc - Item 8
Note 2

Product Category

The following is a summary of our net sales by category (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
CSCA(1)
Upper Respiratory	$500.3	$561.4	$567.3
Digestive Health	497.4	507.5	498.8
Nutrition	449.5	563.2	524.3
Pain and Sleep-Aids	345.5	397.2	412.8
Healthy Lifestyle	306.8	311.4	287.9
Oral Care	275.4	310.4	315.4
Skin Care	220.1	240.5	237.6
Women's Health	81.1	48.6	47.4
Vitamins, Minerals, and Supplements ("VMS")	14.5	18.5	28.3
Other CSCA(2)	3.1	3.6	6.1
Total CSCA	2,693.7	2,962.3	2,925.9
CSCI
Skin Care	410.0	372.5	334.6
Upper Respiratory	282.1	299.1	268.7
Healthy Lifestyle	225.8	225.7	209.7
Pain and Sleep-Aids	222.2	222.9	200.2
VMS	173.5	185.5	183.9
Women's Health	132.8	119.7	96.1
Oral Care	99.4	101.5	94.8
Digestive Health	36.5	41.0	35.5
Other CSCI(2)	97.3	125.4	102.2
Total CSCI	1,679.6	1,693.3	1,525.7
Total net sales	$4,373.4	$4,655.6	$4,451.6
(1)    We updated our global reporting product categories as a result of legacy sales being moved out of Other CSCA and into respective categories. These product categories have been adjusted retroactively to reflect the changes and have no impact on historical financial position, results of operations, or cash flows.
(2)    Consisted primarily of our Rare Diseases Business in CSCI and other miscellaneous or otherwise uncategorized product lines in CSCA and CSCI, none of which is greater than 10% of the segment net sales.

While the majority of revenue is recognized at a point in time, certain of our product revenue is recognized on an over time basis. Predominately, over time customer contracts exist in contract manufacturing arrangements, which occur in both the CSCA and CSCI segments. Contract manufacturing revenue was $306.2 million, $337.3 million, and $350.1 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	December 31, 2024	December 31, 2023
Short-term contract assets	Prepaid expenses and other current assets	$43.9	$28.5

NOTE 3 - DIVESTITURES AND ACQUISITIONS

Divestitures During the Year Ended December 31, 2024

Rare Diseases Business

On July 10, 2024, we completed the sale of our HRA Pharma Rare Diseases Business (the "Rare Diseases Business") to Esteve Healthcare S.L. ("ESTEVE") for total consideration of $244.5 million, inclusive of net cash received, an estimated working capital adjustment, and contingent consideration with a fair value of $34.5 million.

Perrigo Company plc - Item 8
Note 3
The sale resulted in a pre-tax gain of $5.8 million, net of professional fees, recorded in Other (income) expense, net on the Consolidated Statements of Operations within our CSCI segment.

At June 29, 2024, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $34.1 million, inclusive of a goodwill impairment charge of $22.1 million (refer to Note 9 and Note 10).

Branded Products

During the year ended December 31, 2024, we sold seven branded products in four separate transactions for total cash consideration of $37.9 million, which resulted in a pre-tax gain of $28.1 million recorded in Other operating (income) expense, net on the Consolidated Statements of Operations within our CSCI segment.

Hospital & Specialty Business

On November 1, 2024, we completed the sale of Orion Laboratories Hospital & Specialty Business (the "Hospital & Specialty Business") to General Pharma BidCo Pty Ltd, being an Australian incorporated entity which is ultimately owned by funds managed by Genesis Capital ("Genesis Capital") for total consideration of $13.3 million, which resulted in a pre-tax gain of $0.6 million, net of professional fees, recorded in Other (income) expense, net on the Consolidated Statements of Operations within our CSCI segment.

At September 28, 2024, we determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $16.2 million, inclusive of a goodwill impairment charge of $5.4 million (refer to Note 9 and Note 10).

Divestitures During the Year Ended December 31, 2022

Latin American businesses

On March 9, 2022, we completed the sale of our Mexico and Brazil-based OTC businesses ("Latin American businesses"), both within our CSCA segment, to Advent International for total consideration of $23.9 million, consisting of $5.4 million in cash, installment receivables due 12 and 18 months from completion totaling $11.3 million based on the Mexican peso exchange rate at the time of sale, all of which has been collected as of December 31, 2024, and contingent consideration of $7.2 million based on the Brazilian real exchange rate at the time of sale. The sale resulted in a pre-tax loss of $1.4 million, net of professional fees, recorded in Other (income) expense, net on the Consolidated Statements of Operations.

ScarAway®

On March 24, 2022, we completed the sale of ScarAway®, a U.S. OTC scar management brand, to Alliance Pharmaceuticals Ltd. for cash consideration of $20.7 million. The sale resulted in a pre-tax gain of $3.6 million recorded in our CSCA segment in Other operating (income) expense, net on the Consolidated Statements of Operations.

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

Perrigo Company plc - Item 8
Note 3
$23.8 million of cost of goods sold related to the acquisition step up to fair value on inventories sold and $67.6 million of amortization related to intangible assets recognized on acquisition.

During the year ended December 31, 2022, we incurred $46.9 million of transaction costs related to the acquisition (legal, banking and other professional fees). The amounts were recorded in Administration expense and were not allocated to an operating segment.

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
Indefinite lived intangibles:
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

Goodwill of $559.5 million arising from the acquisition consists largely of the anticipated growth from new product sales, sales to new customers, HRA Pharma's assembled workforce, and the synergies expected from combining the operations of Perrigo and HRA Pharma. Goodwill of $141.7 million and $417.8 million was allocated to our CSCA and CSCI segments, respectively, none of which is deductible for income tax purposes. The definite-lived intangible assets acquired consist of trademarks and trade names, developed product technologies, and distribution networks. Trademarks and trade names were assigned useful lives of 20 years. Developed product technologies were assigned 8 to 18-year useful lives. Distribution networks were assigned useful lives ranging from 2 to 21 years reflecting the intent to integrate certain external distributors and sales forces within the CSCI segment. Trademarks and trade names, developed product technology, and IPR&D were valued using the multi-period excess earnings method. Significant judgment was applied in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, projected profit margins, and discount rates.

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

Perrigo Company plc - Item 8
Note 4
On July 6, 2021, we completed the sale of the Rx business to Altaris Capital Partners, LLC ("Altaris") for aggregate consideration of $1.55 billion. The consideration included a $53.3 million reimbursement related to Abbreviated New Drug Application ("ANDAs") for a generic topical lotion which Altaris delivered in cash to Perrigo pursuant to the terms of the definitive agreement during the first quarter of 2022.

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

In connection with the sale, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 19 - Contingencies under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris' obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. We have not requested payments from Altaris related to the indemnity of these liabilities as of December 31, 2024.

Current and prior period reported net loss from discontinued operations primarily relates to legal fees, partially offset by an income tax benefit.

Loss from discontinued operations, net of tax was as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Administration	$13.0	$10.4	$4.6
Loss from discontinued operations before tax	$(13.0)	$(10.4)	$(4.6)
Income tax (benefit) expense	$(1.9)	$(2.1)	$5.1
Loss from discontinued operations, net of tax	$(11.1)	$(8.3)	$(9.7)
Select cash flow information related to discontinued operations was as follows (in millions):

Year Ended(1)
December 31, 2022
Cash flows from discontinued operations investing activities:
Net proceeds from sale of business	$53.3
(1) Cash flows from discontinued operations for the years ended December 31, 2024 and 2023 were not significant.

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
Finished goods	$627.1	$646.8
Work in process	233.3	241.9
Raw materials	221.4	252.2
Total inventories	$1,081.8	$1,140.9

Perrigo Company plc - Item 8
Note 6

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

		Year Ended
Measurement Category	Balance Sheet Location	December 31, 2024	December 31, 2023
Fair value method	Prepaid expenses and other current assets	$—	$0.1
Fair value method(1)	Other non-current assets	$0.8	$1.3
Equity method	Other non-current assets	$57.3	$60.1
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the (income) expense recognized in earnings of our equity securities (in millions):

		Year Ended
Measurement Category	Income Statement Location	December 31, 2024	December 31, 2023	December 31, 2022
Fair value method	Other operating (income) expense, net	$0.2	$0.4	$0.4
Equity method	Other operating (income) expense, net	$1.5	$1.9	$1.5

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

We held the following property, plant and equipment, net (in millions):

	Useful life range	December 31, 2024	December 31, 2023
Land	—	$54.9	$50.6
Buildings	10 to 45 years	624.3	611.3
Machinery and equipment	3 to 10 years	1,380.2	1,326.9
Property, plant and equipment, gross		2,059.4	1,988.8
Less accumulated depreciation		(1,141.6)	(1,072.4)
Property, plant and equipment, net		$917.8	$916.4

Depreciation expense includes amortization of assets recorded under finance leases and totaled $97.4 million, $93.7 million, and $86.2 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

NOTE 8 - LEASES

We lease certain assets, principally warehouse facilities and computer equipment, under agreements that expire at various dates through the year ended December 31, 2040. Certain leases contain provisions for renewal and purchase options and require us to pay various related expenses. Rent expense under all leases was $51.3 million, $51.4 million, and $49.6 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	December 31, 2024	December 31, 2023
Operating	Operating lease assets	$175.2	$183.6
Finance	Other non-current assets	11.7	13.7
Total		$186.9	$197.3

Perrigo Company plc - Item 8
Note 8

Liabilities	Balance Sheet Location	December 31, 2024	December 31, 2023
Current
Operating	Other accrued liabilities	$27.8	$27.5
Finance	Current indebtedness	1.5	1.9
Non-Current
Operating	Other non-current liabilities	153.8	159.6
Finance	Long-term debt, less current portion	12.0	13.2
Total		$195.1	$202.2

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
CSCA	$90.5	$79.3	$11.5	$12.8
CSCI	31.0	44.7	—	0.3
Unallocated	53.7	59.6	0.2	0.6
Total	$175.2	$183.6	$11.7	$13.7

	Liabilities
	Operating		Financing
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
CSCA	$94.1	$81.6	$13.1	$14.2
CSCI	36.7	47.8	0.2	0.3
Unallocated	50.8	57.7	0.2	0.6
Total	$181.6	$187.1	$13.5	$15.1

Expenses related to leases were as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating leases(1)	$49.0	$45.1	$44.2

Finance leases
Amortization	$2.3	$6.3	$5.4
Interest	0.5	0.6	0.7
Total finance leases	$2.8	$6.9	$6.1
            (1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of December 31, 2024 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2025	$33.4	$2.0	$35.4
2026	28.3	1.6	29.9
2027	26.2	1.6	27.8
2028	19.3	1.6	20.9
2029	17.3	1.6	18.9
After 2029	89.3	7.4	96.7
Total lease payments	213.8	15.8	229.6
Less: Interest	32.2	2.3	34.5
Present value of lease liabilities	$181.6	$13.5	$195.1

Perrigo Company plc - Item 8
Note 8

Our weighted average lease terms and discount rates are as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	9.54	10.65
Finance leases	9.01	9.14
Weighted-average discount rate
Operating leases	3.88%	3.17%
Finance leases	3.44%	3.41%

Our lease cash flow classifications are as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$35.5	$35.7
Operating cash flows for finance leases	$0.5	$0.6
Financing cash flows for finance leases	$2.0	$3.5

Leased assets obtained (used) in exchange for new finance lease liabilities	$0.4	$(2.2)
Leased assets obtained (used) in exchange for new operating lease liabilities	$29.4	$(3.9)

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	CSCA(1)	CSCI(2)	Total
Balance at December 31, 2022	$2,044.4	$1,446.0	$3,490.4
Impairments	—	(90.0)	(90.0)
Currency translation adjustments	1.3	46.8	48.1
Purchase accounting adjustments	35.2	45.4	80.6
Balance at December 31, 2023	2,080.9	1,448.2	3,529.1
Impairments	—	(27.5)	(27.5)
Business divestitures	—	(93.1)	(93.1)
Currency translation adjustments	(4.8)	(83.5)	(88.3)
Balance at December 31, 2024	$2,076.1	$1,244.1	$3,320.2

(1) We had accumulated goodwill impairments of $6.1 million as of December 31, 2024 and December 31, 2023.
(2) We had accumulated goodwill impairments of $995.9 million and $968.4 million as of December 31, 2024 and December 31, 2023, respectively.

Rare Diseases Business Goodwill

On April 25, 2024, we announced the receipt of a binding offer from ESTEVE to acquire the Rare Diseases Business within our CSCI segment. As a result, we determined an impairment indicator existed for the disposal group, which was equivalent to the Rare Diseases reporting unit, and prepared a quantitative goodwill impairment test. We determined the carrying value of this disposal group exceeded the fair value and recorded an impairment of $22.1 million within our CSCI segment during the three months ended June 29, 2024. On July 10, 2024, we completed the sale of the Rare Diseases Business to ESTEVE (refer to Note 3 and Note 10).

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

Perrigo Company plc - Item 8
Note 9

Orion Laboratories Hospital & Specialty Business Goodwill

On September 14, 2024, we signed a definitive agreement to sell the Hospital & Specialty Business within our CSCI segment to Genesis Capital. As a result, we determined an impairment indicator existed and prepared a quantitative goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment of $5.4 million within our CSCI segment during the year ended December 31, 2024. On November 1, 2024, we completed the sale of the Hospital & Specialty Business to General Pharma BidCo Pty Ltd (refer to Note 3 and Note 10).

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following (in millions):

	Year Ended
	December 31, 2024		December 31, 2023
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:(1)
Trademarks, trade names, and brands	$3.3	$—	$3.4	$—
In-process research and development	1.9	—	1.9	—
Total indefinite-lived intangibles	$5.2	$—	$5.3	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$101.9	$59.5	$90.8	$57.5
Developed product technology, formulations, and product rights	341.5	227.2	534.0	238.4
Customer relationships and distribution networks	1,750.6	1,112.3	1,868.1	1,108.9
Trademarks, trade names, and brands	2,301.5	672.8	2,502.0	609.3
Non-compete agreements	2.1	2.1	2.1	2.1
Total definite-lived intangibles	$4,497.6	$2,073.9	$4,997.0	$2,016.2
Total intangible assets	$4,502.8	$2,073.9	$5,002.3	$2,016.2
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

As a result of the Company completing the sale of the Hospital & Specialty Business during the year ended December 31, 2024, $0.2 million net book value of associated intangible assets were divested (refer to Note 3).

As a result of the Company completing the sale of the Rare Diseases Business during the year ended December 31, 2024, $162.0 million net book value of associated intangible assets were divested (refer to Note 3).

During the three months ended December 31, 2024, we identified impairment indicators related to our Prevacid® definite-lived intangible asset in our CSCA segment. The indicators related to a repriortization of brand support resulting in expected long-term decline in contribution margin. We determined the asset was not recoverable and the concluded fair value resulted in an asset impairment of $38.6 million (refer to Note 10).

The remaining weighted-average useful life for our amortizable intangible assets by asset class at December 31, 2024 was as follows:

Amortizable Intangible Asset Category	Remaining Weighted-Average Useful Life (Years)
Distribution and license agreements and supply agreements	13
Developed product technology, formulations, and product rights	12
Customer relationships and distribution networks	9
Trademarks, trade names, and brands	15

Perrigo Company plc - Item 8
Note 9

We recorded amortization expense of $228.5 million, $265.8 million, and $252.4 million during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

Our estimated future amortization expense is as follows (in millions):

Year	Amount
2025	$212.2
2026	208.2
2027	202.7
2028	196.5
2029	178.0
Thereafter	1,426.1

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
•Level 3: Valuations derived from techniques in which one or more significant inputs are not observable.

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	Year Ended
	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Assets:
Investment securities	$—	$—	$—	$0.1	$—	$—
Foreign currency forward contracts	—	5.5	—	—	0.6	—
Cross-currency swaps	—	14.2	—	—	—	—
Interest rate swap agreements	—	9.3	—	—	30.5	—
Total assets	$—	$29.0	$—	$0.1	$31.1	$—

Liabilities:
Foreign currency forward contracts	$—	$5.6	$—	$—	$2.7	$—
Cross-currency swaps	—	46.8	—	—	172.0	—
Interest rate swap agreements	—	22.6	—	—	11.7	—
Total liabilities	$—	$75.0	$—	$—	$186.4	$—

Measured at fair value on a non-recurring basis:
Assets:
Goodwill(1)	$—	$—	$—	$—	$—	$118.9
Contingent consideration(2)	—	—	34.5	—	—	—
Total assets	$—	$—	$34.5	$—	$—	$118.9
(1) During the year ended December 31, 2023, goodwill within our Rare Diseases reporting unit with a carrying value of $208.9 million was written down to a fair value of $118.9 million. The reporting unit was disposed on July 10, 2024 (refer to Note 3).
(2) During the year ended December 31, 2024, contingent consideration was recognized as a result of the divestiture of the Rare Diseases Business (refer to Note 3).

There were no transfers within Level 3 fair value measurements during the years ended December 31, 2024 or December 31, 2023 (refer to Note 6 for information on our investment securities and Note 11 for a discussion of derivatives).

Perrigo Company plc - Item 8
Note 10

Foreign Currency Forward Contracts

We value the foreign currency forward contracts based on notional amounts, contractual rates, and observable market inputs, such as currency exchange rates and credit risk.

Cross-currency Swaps

We value the cross-currency swaps using a method which discounts the expected cash flows resulting from the derivative. We estimate the cash flows using the contractual term of the derivative, including the period to maturity, and we use observable market-based inputs, including interest rate curves, and foreign exchange rate.

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

Rare Diseases Business

During the year ended December 31, 2024, we prepared a goodwill impairment test utilizing the estimated closing consideration resulting from the definitive agreement to sell the Rare Disease business to ESTEVE. The estimated consideration included an upfront cash payment and contingent earn-out milestone payments. We determined the carrying value of this business exceeded the fair value and recorded an impairment in the CSCI segment (refer to Note 9). On July 10, 2024, we completed the sale of our Rare Diseases Business to ESTEVE. The measurement of consideration received included a non-recurring valuation of the contingent earn-out milestone payments at $34.5 million utilizing a Monte Carlo simulation. The approach determined the expected value of achieving the milestone payments based on adjusted revenue projections for the Rare Diseases Business and the cash flows were discounted (Refer to Note 3).

Hospital & Specialty Business

During the year ended December 31, 2024, we prepared a goodwill impairment test utilizing the estimated closing consideration resulting from the definitive agreement to sell the Hospital & Specialty Business to Genesis Capital. The estimated consideration included an upfront cash payment. We determined the carrying value of this business exceeded the fair value and recorded an impairment in the CSCI segment (refer to Note 9). The disposal group was divested on November 1, 2024 (refer to Note 3).

Prevacid® Branded Product

During the three months ended December 31, 2024, we measured the impairment of our Prevacid® branded product, a definite-lived intangible asset. We utilized a discounted cash flow technique to estimate the fair value of the asset. Significant valuation inputs and assumptions relate to our projected future contribution margin, which include our estimated market share at planned investment levels and the expected selling price.

Perrigo Company plc - Item 8
Note 10

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	Year Ended
	December 31, 2024		December 31, 2023
	Level 1	Level 2	Level 1	Level 2
Public Bonds
Carrying value (excluding discount)	$2,221.8	$—	$2,244.4	$—
Fair value	$2,083.9	$—	$2,062.2	$—

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

In September 2021, to economically hedge the foreign currency exposure associated with the planned payment of the euro-denominated purchase price for HRA Pharma, we entered into two non-designated currency option contracts with a total notional amount of $1.1 billion that were scheduled to mature in September 2022. In April 2022, due to market conditions, we unwound the two options and entered into two new undesignated options to economically hedge the purchase price for HRA Pharma for a total notional amount of $2.0 billion. All premiums associated with the HRA Pharma related currency options were settled in April 2022 for $37.1 million, and within Other (income) expense we recorded a $16.2 million and $20.9 million loss for the year ended December 31, 2022 and December 31, 2021, respectively. There was no gain or loss recorded for the years ended December 31, 2024 and December 31, 2023.

Cross-currency Swaps

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

In April 2022, we entered into the fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. The following are the total notional amounts and terms of the instruments:

•$300.0 million notional amount effective from April 14, 2022 through April 20, 2024;
•$700.0 million notional amount effective from April 27, 2022 through March 15, 2026; and
•$500.0 million notional amount effective from April 22, 2022 through June 15, 2030.

On October 25, 2022, we cash settled the April 2022 swaps for $98.8 million in proceeds recognized as part of cash flows for investing activities within the Statement of Cash Flows for the year ended December 31, 2022. On the

Perrigo Company plc - Item 8
Note 11

same day, we replaced the terminated instruments with new fixed-for-fixed cross currency interest rate swaps and designated the instruments as net investment hedges on our investment in European operations. The following are the total notional amounts and terms of the instruments:

•$700.0 million notional amount effective from October 25, 2022 through December 15, 2024;
•$700.0 million notional amount effective from October 25, 2022 through March 15, 2026; and
•$100.0 million notional amount effective from October 25, 2022 through June 15, 2030.

On November 21, 2023, we entered into fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. The following are the total notional amounts and terms of the instruments:

•$300.0 million notional amount outstanding from November 21, 2023 through April 20, 2027.

On May 7, 2024, we cash settled $547.5 million notional of the $700.0 million notional amount effective from October 25, 2022 through December 15, 2024. The settlement resulted in cash outflows of $45.8 million recognized as part of cash flows for investing activities within the Statement of Cash Flows for the year ended December 31, 2024.

On May 7, 2024, we entered into new fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. The following are the total notional amounts and terms of the instruments:

•$547.5 million notional amount outstanding from May 7, 2024 through April 20, 2027.

On August 2, 2024, we restructured the $152.5 million notional amount remaining from $700.0 million notional effective from October 25, 2022 to December 15, 2024 and extended the effective date to April 20, 2027. There was no cash impact associated with the restructuring.

In September 17, 2024, we entered into new fixed-for-fixed cross currency interest rate swaps designated as net investments hedges to hedge the EUR currency exposure of our investment in European operations. The following are the total notional amounts and terms of the instruments:

•$300.0 million notional amount outstanding from September 17, 2024 through September 30, 2028;
•$215.0 million notional amount outstanding from September 17, 2024 through June 15, 2030; and
•$200.0 million notional amount outstanding from September 17, 2024 through September 30, 2032.

On November 26, 2024, we cash settled the following cross currency swaps:

•$300.0 million notional amount effective from November 21, 2023 through April 20, 2027;
•$547.5 million notional amount effective from May 7, 2024 through April 20, 2027;
•$300.0 million notional amount effective from September 17, 2024 through September 30, 2028; and
•$185.5 million notional of the $700 million notional effective from October 25, 2022 through March 15, 2026.

Collectively, the transactions were settled for a net payment of $2.4 million as part of cash flows for investing activities within the Statement of Cash Flows for the year ended December 31, 2024.

On November 26, 2024, we restructured the following cross currency swaps to extend the effective date:

•$200.0 million notional amount originally effective from September 17, 2024 through September 30, 2032 now extended to March 30, 2033;
•$215.0 million notional amount originally effective from September 17, 2024 through June 15, 2030 now extended to December 15, 2030; and
•$100.0 million notional amount originally outstanding from October 25, 2022 through June 15, 2030 now extended to December 15, 2030.

In November, we entered into new fixed-for-fixed cross currency interest rate swaps designated as net investments hedges to hedge the EUR currency exposure of our investment in European operations. The following are the terms and notional amounts outstanding:

Perrigo Company plc - Item 8
Note 11

•$847.5 million notional amount effective from November 27, 2024 through April 20, 2027; and
•$300.0 million notional amount effective from November 27, 2024 through September 30, 2028.

As of December 31, 2024, the activity described above related to the fixed-for-fixed cross currency swaps designated as net investment hedges to manage the exposure to EUR resulted in instruments totaling $2.3 billion notional of which $515.0 million, $1.0 billion, $300.0 million, $315.0 million, and $200.0 million notional effective through March 2026, April 2027, September 2028, December 2030, and March 2033, respectively.

As designated net investment hedges, gains and losses related to the EUR spot exchange rate are deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Statement of Operations when the hedged EUR net investment is substantially liquidated. Gains and losses on excluded components (e.g., interest differentials) will be recorded in Interest expense, net on a systematic and rational basis.

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

In November 2023, to economically hedge the interest rate risk of the $300 million Term B Loan add-on (as defined in Note 12), we entered into four variable-to-fixed interest rate swap agreements. The interest rate swaps were designated as cash flow hedges to fix the interest rate on a substantial portion of the Term B Loans. In September 2024, we elected to fully de-designate these four interest rate swap agreements and discontinued hedge accounting as a result of the reduction in our variable rate debt (refer to Note 12), and entered into one additional undesignated fixed-to-variable interest rate swap agreement to offset the de-designated interest rate swap agreements. As a result, the $14.4 million loss reported in AOCI related to the de-designated interest rate swap agreements was reclassified into earnings immediately as the forecasted transaction (i.e. interest payments) will no longer occur. These five interest rate swap agreements are carried at fair value and are not designated as hedging instruments. Changes in fair value of the derivative instruments are recognized in other income (expense), net in the Consolidated Statement of Operations, in the current period, along with offsetting foreign currency gain or loss on the underlying assets or liabilities.

In May 2024, we cash settled the remaining notional of $712.5 million variable-to-fixed interest rate swap agreements at market rates. The termination resulted in cash proceeds of $41.2 million, for which the gain remains deferred in Other Comprehensive Income ("OCI") and will be recognized within Interest expense, net as interest is paid on the Senior Secured Credit Facilities. The proceeds are recognized as cash flows from operating activities within the Statement of Cash Flows for the year ended December 31, 2024.

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

Perrigo Company plc - Item 8
Note 11

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

Notional amounts of foreign currency forward contracts were as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
European Euro (EUR)	$54.9	$79.9
British Pound (GBP)	101.3	72.4
Swedish Krona (SEK)	66.5	36.5
United States Dollar (USD)	97.9	22.1
Chinese Yuan (CNH)	31.9	14.1
Canadian Dollar (CAD)	35.5	7.1
Danish Krone (DKK)	57.8	5.9
Norwegian Krone (NOK)	6.8	4.4
Hungarian Forint (HUF)	6.3	3.9
Polish Zloty (PLZ)	26.7	3.8
Other(1)	16.9	3.5
Total	$502.5	$253.6
(1) Number consists of various currencies notional amounts, none of which individually exceed $10.0 million in either year presented.

Perrigo Company plc - Item 8
Note 11

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

		Year Ended
	Balance Sheet Location	December 31, 2024	December 31, 2023
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2.1	$—
Cross-currency swaps	Other non-current assets	14.2	—
Interest rate swap agreements	Other non-current assets	9.3	30.5
Foreign currency forward contracts	Other non-current assets	—	0.4
Total designated derivative assets		$25.6	$30.9
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$3.4	$0.2
Total non-designated derivatives		$3.4	$0.2
Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$4.1	$—
Cross-currency swaps	Other accrued liabilities	—	75.1
Cross-currency swaps	Other non-current liabilities	46.8	96.9
Interest rate swap agreements	Other non-current liabilities	9.0	11.7
Total designated derivative liabilities		$59.9	$183.7
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$1.5	$2.7
Interest rate swap agreements	Other non-current liabilities	13.6	—
Total non-designated derivative liabilities		$15.1	$2.7

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Consolidated Statements of Operations were as follows (in millions):

		Year Ended
Non-Designated Derivatives	Income Statement Location	December 31, 2024	December 31, 2023	December 31, 2022
Foreign currency forward contracts	Other (income) expense, net	$(3.4)	$(4.0)	$8.2
	Interest expense, net	—	(1.5)	(2.0)
		$(3.4)	(5.5)	$6.2

Foreign currency options	Other (income) expense, net	$—	$—	$16.2

Perrigo Company plc - Item 8
Note 11

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

		Gain or (Loss) Reclassified from AOCI into Earnings
		Related to Amounts Included in Effectiveness Testing		Related to Amounts Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI(1)	Location of Gain or (Loss)	Amount Reclassified(2)	Location of Gain or (Loss)	Amount Reclassified(2)
Year Ended December 31, 2024
Cash flow hedges
Interest rate swap agreements	44.1	Interest expense, net	31.8	Interest expense, net	—
Foreign currency forward contracts	(2.1)	Net sales	(0.4)	Net sales	0.1
		Cost of sales	0.1	Cost of sales	—
				Other (income) expense, net	(0.2)
Total Cash flow hedges	$42.0		$31.5		$(0.1)

Net investment hedges
Cross-currency swaps	$116.9			Interest expense, net	$28.9
Euro Notes Due 2032	$24.6
Total Net investment hedges	$141.5

Year Ended December 31, 2023
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	(31.7)	Interest expense, net	23.5	Interest expense, net	—
Foreign currency forward contracts	(0.5)	Net sales	(0.1)	Net sales	0.6
		Cost of sales	0.3	Cost of sales	0.3
				Other (income) expense, net	(0.3)
Total Cash flow hedges	$(32.2)		$23.6		$0.6

Net investment hedges
Cross-currency swaps	$(75.9)			Interest expense, net	$26.0

Year Ended December 31, 2022
Cash flow hedges
Treasury locks	$—	Interest expense, net	$(0.1)	Interest expense, net	$—
Interest rate swap agreements	50.5	Interest expense, net	4.6	Interest expense, net	—
Foreign currency forward contracts	4.1	Net sales	1.6	Net sales	(0.5)
		Cost of sales	(4.8)	Cost of sales	(0.2)
				Other (income) expense, net	(1.4)
Total Cash flow hedges	$54.6		$1.3		$(2.1)

Net investment hedges
Cross-currency swaps	$5.3			Interest expense, net	$(17.2)
(1) Net income of $29.1 million is expected to be reclassified out of AOCI into earnings during 2025.
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 16.

Perrigo Company plc - Item 8
Note 11

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Year Ended December 31, 2024
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,373.4	$2,830.7	$187.8	$(0.9)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.4)	$0.1	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.1	$—	$—	$(0.2)
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$31.8	$—

Year Ended December 31, 2023
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,655.6	$2,975.2	$173.8	$(10.4)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$(0.1)	$0.3	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$0.6	$0.3	$—	$(0.3)
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$23.5	$—

Year Ended December 31, 2022
Total amounts of income and expense line items presented on the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$4,451.6	$2,996.2	$156.0	$53.1

The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$1.6	$(4.8)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.5)	$(0.2)	$—	$(1.4)
Treasury locks
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$(0.1)	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$4.6	$—

Net foreign exchange losses totaled $6.5 million, $1.0 million, and $59.9 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. Therein, 2022 included $16.2 million of loss for the change in fair value of the option contracts to hedge the foreign currency exposure of the euro-denominated purchase price for HRA Pharma.

Perrigo Company plc - Item 8
Note 12

NOTE 12 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

			Year Ended
			December 31, 2024	December 31, 2023
Term loans
	Term A Loans due April 1, 2027 (1)		$446.9	$471.9
	Term B Loans due April 1, 2029 (1)		982.2	1,386.2
	Total term loans		$1,429.1	$1,858.1
Notes and bonds
	Coupon	Due
	3.900%	December 15, 2024	$—	$400.0
	4.375%	March 15, 2026	—	700.0
	4.900%	June 15, 2030(2)	750.0	750.0
*	5.375%	September 30, 2032(3)	362.4	—
	6.125%	September 30, 2032(3)	715.0	—
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		2,221.8	2,244.4
Other financing			13.2	14.8
Unamortized premium (discount), net			(23.1)	(17.8)
Deferred financing fees			(22.9)	(26.1)
Total borrowings outstanding			3,618.1	4,073.4
	Current indebtedness		(36.4)	(440.6)
Total long-term debt less current portion			$3,581.7	$3,632.8
(1)    Discussed below collectively as the "Senior Secured Credit Facilities"
(2)    The coupon rate noted above is as of December 31, 2024. This increased from 4.650% to 4.900% on payments starting after June 15, 2024, following a credit rating downgrade by S&P Global Ratings in the first quarter of 2024. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate which would result in an interest rate not to exceed 5.150% based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.
(3)    Discussed below collectively as the "2032 Notes".
* Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Revolving Credit Agreements

There were no borrowings outstanding under the $1.0 billion revolving credit agreement (the “Revolver”) as of December 31, 2024 or December 31, 2023.

Term Loans

Term Loan A Facility and Term Loan B Facility

On April 20, 2022, we and our indirect wholly owned subsidiary, Perrigo Investments, LLC, (the "Borrower") entered into the senior secured credit facilities, which consisted of (i) a $1.0 billion five-year revolving credit facility (the “Revolver”), (ii) a $500.0 million five-year Term Loan A facility (the “Term Loan A Facility” and the Term A Loans thereunder, the "Term A Loans"), and (iii) a $1.1 billion seven-year Term Loan B facility (the “Term Loan B Facility” and the Term B Loans thereunder borrowed on April 20, 2022, the "2022 Term B Loans" and, together with the Revolver and Term Loan A Facility, the “Senior Secured Credit Facilities”), pursuant to a Term Loan and Revolving Credit Agreement (the "Credit Agreement").

Perrigo Company plc - Item 8
Note 12

On December 15, 2023, we and the Borrower, entered into Amendment No. 1, an Incremental Assumption Agreement (the "Amendment") to the Credit Agreement. The Amendment provides for a fungible add on to the 2022 Term B Loans in an aggregate principal amount of $300.0 million (the "Incremental Term B Loans" and together with the 2022 Term B Loans, the “Term B Loans”). The terms of the Incremental Term B Loans, including pricing and maturity, are identical to the 2022 Term B Loans. The Term B Loans will mature on April 20, 2029. The net proceeds from the Incremental Term B Loans were used to settle the cash tender offer by Perrigo Finance Unlimited Company ("Perrigo Finance"), our indirect wholly owned subsidiary, for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 ("2024 Notes"). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest).

In April 2022, in relation to the Senior Secured Credit Facilities, we deferred $32.5 million of financing fees and discount, which will be amortized to interest expense over the term of the facilities. During the year ended December 31, 2024, scheduled principal repayments of $13.0 million and $25.2 million were made on the Term Loan B Facility and Term Loan A Facility, respectively. On September 19, 2024 a principal prepayment of $391.0 million was made on the Term Loan B facility. The funds received as part of the 2032 Notes as discussed below were used for the principal prepayment. As a result of the redemption, we recognized an extinguishment loss of $5.1 million during the third quarter of 2024.

On December 15, 2024, we and the Borrower entered into Amendment No. 2 to the Credit Agreement, which resulted in a repricing to lower the interest rate and increased the discount by $1.5 million.

Guarantees and Debt Covenants

The Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender, by us, certain of our direct and indirect wholly-owned subsidiaries organized in the United States, Ireland, Belgium and England and Wales (subject to certain exceptions) (the "Guarantor Subsidiaries"). Additionally, the Borrower and the Guarantor Subsidiaries provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, the Company and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 4.900% Notes due 2030, the 6.125% USD Notes due 2032, the 5.375% Euro Notes due 2032 and the 4.900% Notes due 2044 issued by Perrigo Finance.

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

We are in compliance with all the covenants under our debt agreements as of December 31, 2024.

Notes and Bonds

2014 Notes due December 15, 2024 & December 15, 2044

On December 2, 2014, Perrigo Finance issued $700.0 million in aggregate principal amount of 3.900% senior notes due 2024 (the “2024 Notes”), and $400.0 million in aggregate principal amount of 4.900% senior notes due 2044 (the “2044 Notes” and, together with the 2024 Notes, the “2014 Notes”) and received net proceeds of $1.1 billion after fees and market discount. Interest on the 2014 Notes is payable semi-annually in arrears in June and December of each year, beginning in June 2015. The 2014 Notes are governed by a base indenture and a first supplemental indenture (collectively, the "2014 Indenture"). There are no restrictions under the 2014 Notes on our

Perrigo Company plc - Item 8
Note 12

ability to obtain funds from our subsidiaries. Perrigo Finance may redeem the 2014 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2014 Indenture. During the year ended December 31, 2017, we repaid $96.1 million of the 4.900% senior notes due 2044. On December 15, 2023 Perrigo Finance accepted for purchase $300.0 million of 2024 Notes and paid approximately $295.2 million in aggregate cash consideration (excluding accrued interest) for a portion of the 2024 Notes. We recorded a total gain of $3.2 million on the extinguishment of debt on the Consolidated Statements of Operations during the year ended December 31,2023. On December 12, 2024 Perrigo Finance repaid the remaining $400.0 million due of the 2024 Notes.

2016 Notes due March 15, 2026

On March 7, 2016, Perrigo Finance issued $700.0 million in aggregate principal amount of 4.375% senior notes due 2026 (the "2016 Notes") and received net proceeds of $700.0 million after fees and market discount. Interest on the 2016 Notes is payable semi-annually in arrears in March and September of each year, beginning in September 2016. The 2016 Notes are governed by a base indenture and a second supplemental indenture (collectively, the "2016 Indenture"). On October 2, 2024 the 2016 Notes were redeemed in full. As a result of the redemption, we recognized an extinguishment loss of $1.5 million during the fourth quarter of 2024.

2020 Notes due June 15, 2030

On June 19, 2020, Perrigo Finance issued $750.0 million in aggregate principal amount of 3.150% Senior Notes due 2030 the ("2020 Notes") and received net proceeds of $737.1 million after the underwriting discount and offering expenses. Interest on the 2020 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. Due to credit ratings downgrades by S&P Global Ratings and Moody's Investor Services in the third quarter of 2021, the first quarter of 2022, the second quarter of 2023 and the second quarter of 2024 respectively, the interest of the 2020 Notes stepped up from 3.150% to 3.900%, starting after December 15, 2021, from 3.900% to 4.400% starting after June 15, 2022, from 4.400% to 4.650% starting after June 15, 2023 and from 4.650% to 4.900% starting after June 15, 2024. The 2020 Notes will mature on June 15, 2030 and are governed by a base indenture and a third supplemental indenture (collectively, the "2020 Indenture"). Perrigo Finance may redeem the 2020 Notes in whole or in part at any time for cash at the make-whole redemption prices described in the 2020 Indenture.

2024 Notes due September 30, 2032

On September 17, 2024, Perrigo Finance issued $715.0 million in aggregate principal amount of 6.125% Senior Notes due 2032 (the "USD Notes due 2032") and €350.0 million in aggregate principal amount of 5.375% Senior Notes due 2032 (the "Euro Notes due 2032" and together with the USD Notes due 2032, the "2032 Notes"). The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and its subsidiaries that provide guarantees under Perrigo's Senior Secured Credit Facilities (as defined above). In relation to the 2032 Notes, we deferred $4.8 million of financing fees, which will be amortized to interest expense over the term of the facilities. Net proceeds from the 2032 Notes were used to prepay a portion of the Term Loan B Facility (as defined above) on September 19, 2024 and the remaining proceeds were used to fund the redemption of $700.0 million of the 4.375% Notes due 2026 on October 2, 2024.

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

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no material borrowings outstanding under the overdraft facilities as of December 31, 2024 and December 31, 2023.

Perrigo Company plc - Item 8
Note 12

We have financing leases that are reported in the above table under "Other financing" (refer to Note 8).

Future Maturities

The annual future maturities of our short-term and long-term debt, including capitalized leases and excluding deferred financing fees, are as follows (in millions):

Payment Due	Amount
2025	$36.4
2026	37.2
2027	409.1
2028	12.2
2029	945.2
Thereafter	2,224.0

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

We assumed a number of defined contribution plans associated with the Omega acquisition and we pay contributions to the pension insurance plans.

Our contributions to all of the plans were as follows (in millions):

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
$32.8	$30.2	$29.8

Pension and Post-Retirement Healthcare Benefit Plans

We have a number of defined benefit plans for employees based in Europe. These plans are managed externally and the related pension costs and liabilities are assessed at least annually in accordance with the advice of a qualified professional actuary. We used a December 31, 2024 measurement date and all plan assets and liabilities are reported as of that date.

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

Perrigo Company plc - Item 8
Note 13

The change in the projected benefit obligation and plan assets consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Projected benefit obligation at beginning of period	$151.2	$127.5	$1.8	$2.0
Net acquisitions/(disposals)	(0.5)	—	—	—
Service costs	3.0	2.9	—	—
Interest cost	5.2	5.2	0.1	0.1
Actuarial loss (gain)	(2.7)	14.4	(0.6)	(0.2)
Curtailment	(1.2)	(0.6)	—	—
Contributions paid	0.2	0.3	—	—
Benefits paid	(3.3)	(2.7)	(0.1)	(0.1)
Settlements	(2.2)	(0.7)	—	—
Foreign currency translation	(9.3)	4.9	—	—
Projected benefit obligation at end of period	$140.4	$151.2	$1.2	$1.8

Fair value of plan assets at beginning of period	150.4	134.6	—	—
Actual return on plan assets	1.5	11.7	—	—
Benefits paid	(3.3)	(2.7)	(0.1)	(0.1)
Settlements	(2.2)	(0.7)	—	—
Employer contributions	3.5	2.5	0.1	0.1
Contributions paid	0.2	0.3	—	—
Foreign currency translation	(9.4)	4.7	—	—
Fair value of plan assets at end of period	$140.7	$150.4	$—	$—
Funded/(unfunded) status	$0.3	$(0.8)	$(1.2)	$(1.8)

Presented as:
Other non-current assets	$26.5	$27.7	$—	$—
Other non-current liabilities	$(26.2)	$(28.5)	$(1.2)	$(1.8)

The total accumulated benefit obligation for the defined benefit pension plans was $135.3 million and $145.6 million at December 31, 2024 and December 31, 2023, respectively.

The following information relates to pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
Accumulated benefit obligation	$70.7	$75.6
Fair value of plan assets	$49.6	$52.6

Perrigo Company plc - Item 8
Note 13

The following information relates to pension plans with a projected benefit obligation in excess of plan assets (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
Projected benefit obligation	$75.8	$81.1
Fair value of plan assets	$49.6	$52.6

The following unrecognized actual gain for the other benefits liability was included in OCI, net of tax (in millions):

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
$0.5	$0.2	$0.9

The unamortized net actuarial loss (gain) in AOCI net of tax for defined benefit pension and other benefits was as follows (in millions):

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
$3.3	$2.4	$(7.1)

The estimated amount to be recognized from AOCI into net periodic cost during the next year is $0.3 million.

At December 31, 2024, the total estimated future benefit payments to be paid by the plans for the next five years is approximately $17.4 million for pension benefits and $0.6 million for other benefits as follows (in millions):

Payment Due	Pension Benefits	Other Benefits
2025	$2.8	$0.1
2026	2.7	0.1
2027	3.6	0.1
2028	4.1	0.1
2029	4.2	0.2
Thereafter	30.5	0.5

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2024, including the expected future employee service. We expect to contribute $2.9 million to the defined benefit plans within the next year.

Net periodic pension cost consisted of the following (in millions):

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2024	December 31, 2023	December 31, 2022
Service cost	$3.0	$2.9	$3.3	$—	$—	$—
Interest cost	5.2	5.2	2.7	0.1	0.1	0.1
Expected return on assets	(6.2)	(5.8)	(4.9)	—	—	—
Settlement	—	(0.1)	0.1	—	—	—
Curtailment	(1.1)	(0.3)	—	—	—	—
Net actuarial (gain)/loss	(0.4)	(0.5)	0.1	(0.4)	(1.2)	(0.6)
Net periodic pension (gain)/loss	$0.5	$1.4	$1.3	$(0.3)	$(1.1)	$(0.5)

The components of the net periodic pension cost, other than the service cost component, are included in the line item Other (income) expense, net in the Consolidated Statements of Operations.

Perrigo Company plc - Item 8
Note 13

The weighted-average assumptions used to determine net periodic pension cost and benefit obligation were:

	Pension Benefits			Other Benefits
	Year Ended			Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2024	December 31, 2023	December 31, 2022
Discount rate	3.57%	3.61%	3.92%	5.42%	4.92%	5.19%
Inflation	2.10%	2.27%	2.31%
Expected return on assets	3.10%	3.38%	2.84%
Interest crediting rates	1.38%	0.93%	0.74%

The discount rate is based on market yields at the valuation date and chosen with reference to the yields available on high quality corporate bonds, with regards to the duration of the plan's liabilities.

As of December 31, 2024, the expected weighted-average long-term rate of return on assets of 3.1% was calculated based on the assumptions of the following returns for each asset class:

Equities	5.9%
Bonds	2.8%
Absolute return fund	3.8%
Insurance contracts	2.8%
Other	3.7%

The investment mix of the pension plans' assets is a blended asset allocation, with a diversified portfolio of shares listed and traded on recognized exchanges.

Certain of our plans have target asset allocation ranges. As of December 31, 2024, these ranges were as follows:

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

The following table sets forth the fair value of the pension plan assets (in millions):

	Year Ended
	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equities	$—	$22.3	$—	$22.3	$—	$21.5	$—	$21.5
Bonds	—	49.4	—	49.4	—	54.1	—	54.1
Insurance contracts	—	—	51.1	51.1	—	—	54.3	54.3
Absolute return fund	—	9.2	—	9.2	—	12.1	—	12.1
Other	—	8.7	—	8.7	—	8.4	—	8.4
Total	$—	$89.6	$51.1	$140.7	$—	$96.1	$54.3	$150.4

Perrigo Company plc - Item 8
Note 13

The following table sets forth a summary of the changes in the fair value of the Level 3 pension plan assets, which were measured at fair value on a recurring basis (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
Assets at beginning of year	$54.3	$46.2
Actual return on plan assets	1.3	6.2
Purchases, sales and settlements, net	(0.7)	0.5
Foreign exchange	(3.8)	1.4
Assets at end of year	$51.1	$54.3

The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

Deferred Compensation Plans

We have non-qualified plans related to deferred compensation and executive retention that allow certain employees and directors to defer compensation subject to specific requirements. Although the plans are not formally funded, we own insurance policies that had a cash surrender value of $36.7 million and $37.1 million at December 31, 2024 and December 31, 2023, respectively, that are intended as a long-term funding source for these plans. The assets, which are recorded in Other non-current assets, are not a committed funding source and may, under certain circumstances, be subject to claims from creditors. The deferred compensation liability of $31.8 million and $29.9 million at December 31, 2024 and December 31, 2023, respectively, was recorded in Other non-current liabilities.

NOTE 14 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Numerator:
Income (loss) from continuing operations	$(160.7)	$(4.4)	$(130.9)
Income (loss) from discontinued operations, net of tax	(11.1)	(8.3)	(9.7)
Net income (loss)	$(171.8)	$(12.7)	$(140.6)

Denominator:
Weighted average shares outstanding for basic EPS	137.4	135.3	134.5
Dilutive effect of share-based awards(1)	—	—	—
Weighted average shares outstanding for diluted EPS	137.4	135.3	134.5
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

Perrigo Company plc - Item 8
Note 14

Dividends

We paid dividends as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Dividends paid (in millions)	$152.5	$149.7	$142.4
Dividends paid (per share)	$1.10	$1.09	$1.04

The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Board of Directors and depend on our earnings, financial condition, availability of distributable reserves, capital and surplus requirements and other factors the Board of Directors may consider relevant.

Share Repurchases

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not purchase any shares during the years ended December 31, 2024 and December 31, 2023. As of December 31, 2024 the approximate value of shares available for purchase under the 2018 Authorization was $835.8 million.

NOTE 15 - SHARE-BASED COMPENSATION PLANS

All share-based compensation for employees and directors is granted under the 2019 Long-Term Incentive Plan, as amended (the "Plan"), which has been approved by our shareholders. The purpose of the Plan is to attract and retain individuals of exceptional talent and encourage these individuals to acquire a vested interest in our success and prosperity. The awards that may be granted under this program include non-qualified stock options, stock appreciation rights, restricted stock and restricted share units. Restricted shares are generally service-based, requiring a certain length of service before vesting occurs, while restricted share units can be either service-based or performance-based. Performance-based restricted share units also require a certain length of service until vesting, but contain an additional performance feature, which can vary the amount of shares ultimately paid out based on certain performance criteria specified in the Plan or award Performance share units that are based on relative total shareholder return are subject to a market condition. Awards granted under the Plan vest and may be exercised and/or sold from one year to ten years after the date of grant based on a vesting schedule. As of December 31, 2024, there were 3.6 million shares available to be granted.

Share-based compensation expense was as follows (in millions):

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
$64.4	$68.8	$54.9

As of December 31, 2024, unrecognized share-based compensation expense was $61.3 million, and the weighted-average period over which the expense is expected to be recognized was approximately 1.3 years. Proceeds from the exercise of stock options are credited to ordinary shares.

Perrigo Company plc - Item 8
Note 15
Stock Options

A summary of activity related to stock options is presented below (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Term in Years
Options outstanding at December 31, 2022	1,131	$92.87	3.7
Forfeited or expired	(180)	$100.85
Options outstanding at December 31, 2023	951	$91.36	3.2
Forfeited or expired	(111)	$132.36
Options outstanding at December 31, 2024	840	$85.94	2.4

The aggregate intrinsic value for options exercised and the weighted-average fair value per share at the grant date for options granted was zero for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

Non-Vested Service-Based Restricted Share Units

A summary of activity related to non-vested service-based restricted share units is presented below (units in thousands):

	Number of Non-vested Service- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested service-based share units outstanding at December 31, 2022	2,041	$39.69	0.9	$69.6
Granted	1,452	$36.44
Vested	(1,120)	$40.96
Forfeited	(132)	$40.40
Non-vested service-based share units outstanding at December 31, 2023	2,241	$36.92	0.9	$72.1
Granted	1,609	$30.97
Vested	(1,110)	$37.00
Forfeited	(137)	$34.77
Non-vested service-based share units outstanding at December 31, 2024	2,603	$33.32	0.9	$66.9

The weighted-average fair value per share at the date of grant for service-based restricted share units granted was as follows:

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
$30.97	$36.44	$36.53

The total fair value of service-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
$41.1	$45.9	$49.4

Perrigo Company plc - Item 8
Note 15
Non-Vested Performance-Based Restricted Share Units

A summary of activity related to non-vested performance-based restricted share units is presented below (units in thousands):

	Number of Non-vested Performance- Based Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years	Aggregate Intrinsic Value
Non-vested performance-based share units outstanding at December 31, 2022	1,069	$42.28	1.4	$36.4
Granted	487	$36.44
Vested	(252)	$55.11
Forfeited	(33)	$41.18
Non-vested performance-based share units outstanding at December 31, 2023	1,271	$37.65	1.3	$40.9
Granted	795	$30.87
Vested	(377)	$40.79
Forfeited	(48)	$34.77
Non-vested performance-based share units outstanding at December 31, 2024	1,641	$33.99	1.4	$42.2

The weighted-average fair value of performance-based restricted share units can fluctuate depending upon the success or failure of the achievement of performance criteria as set forth in the Plan. The weighted-average fair value per share at the date of grant for performance-based restricted share units granted was as follows:

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
$30.87	$36.44	$36.48

The total fair value of performance-based restricted share units that vested was as follows (in millions):

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
$15.4	$13.9	$14.3

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

The assumptions used in estimating the fair value of the RTSR performance share units granted during each year were as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Dividend yield	3.5%	3.0%	2.9%
Volatility, as a percent	33.0%	32.0%	37.3%
Risk-free interest rate	4.5%	4.6%	1.7%
Expected life in years	2.7	2.8	2.8

Perrigo Company plc - Item 8
Note 15
A summary of activity related to non-vested RTSR performance share units is presented below (units in thousands):

	Number of Non-vested RTSR Performance Share Units	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Term in Years*	Aggregate Intrinsic Value
Non-vested RTSR performance share units outstanding at December 31, 2022	290	$47.36	1.4	$9.2
Granted	39	$42.09
Non-vested RTSR performance share units outstanding at December 31, 2023	329	$41.33	1.2	$10.6
Granted	19	$31.15
Non-vested RTSR performance share units outstanding at December 31, 2024	348	$38.27	1.1	$8.9
* Midpoint used in calculation.

The weighted-average fair value per share at the date of grant for RTSR performance share units granted was as follows:

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
$31.15	$42.09	$40.80

The were no RTSR performance share units that vested during the years ended December 31, 2024, 2023 or 2022.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in our AOCI balances, net of tax, were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments, net of tax	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2022	$24.5	$(58.6)	$7.1	$(27.0)
OCI before reclassifications	16.2	54.6	(1.6)	69.2
Amounts reclassified from AOCI	(23.6)	—	(7.9)	(31.5)
Other comprehensive income (loss)	(7.4)	54.6	(9.5)	37.7
Balance at December 31, 2023	17.1	(4.0)	(2.4)	10.7
OCI before reclassifications	51.3	(192.0)	7.2	(133.5)
Amounts reclassified from AOCI	(31.5)	—	(8.1)	(39.6)
Other comprehensive income (loss)	19.8	(192.0)	(0.9)	(173.1)
Balance at December 31, 2024	$36.9	$(196.0)	$(3.3)	$(162.4)

For additional details about the effect of the amounts reclassified from AOCI refer to Note 11.

Perrigo Company plc - Item 8
Note 16

The tax effects on the net activity related to each component of other comprehensive income (loss), were as follows (in millions):

	Year Ended
Tax (benefit) expense	December 31, 2024	December 31, 2023	December 31, 2022
Fair value of derivative financial instruments	$3.5	$(7.2)	$13.1
Foreign currency translation adjustments	29.3	(17.7)	1.5
Post-employment plan adjustments	—	(0.1)	0.1
(Benefit) expense for income taxes related to other comprehensive income (loss)	$32.8	$(25.0)	$14.7
Except for the tax effects of foreign currency translation adjustments related to our foreign-denominated notes and cross-currency interest rate swaps designated as net investment hedges (see Note 11), income taxes were not provided for foreign currency translation. Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in the Consolidated Statements of Shareholders' Equity rather than in the Consolidated Statements of Operations.

NOTE 17 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, asset impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Year Ended
	December 31, 2024
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$0.7	$6.8	$2.9	$1.8	$12.2
Additional charges	14.5	—	95.2	0.4	110.1
Payments	(12.6)	(5.2)	(59.7)	(1.3)	(78.8)
Non-cash adjustments	(0.3)	—	(10.5)	0.1	(10.7)
Ending balance	$2.3	$1.6	$27.9	$1.0	$32.8

	Year Ended
	December 31, 2023
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$2.2	$13.3	$—	$4.3	$19.8
Additional charges	28.0	4.2	7.4	2.6	42.2
Payments	(13.4)	(10.9)	(4.5)	(4.6)	(33.4)
Non-cash adjustments	(16.1)	0.2	—	(0.5)	(16.4)
Ending balance	$0.7	$6.8	$2.9	$1.8	$12.2

	Year Ended
	December 31, 2022
	Supply Chain Reinvention	Other Initiatives	Total
Beginning balance	$—	$6.9	$6.9
Additional charges	24.3	18.2	42.5
Payments	(22.1)	(7.7)	(29.8)
Non-cash adjustments	—	0.2	0.2
Ending balance	$2.2	$17.6	$19.8

Perrigo Company plc - Item 8
Note 17
The charges incurred during the year ended December 31, 2024 were primarily associated with actions taken on Project Energize activities associated with employee separation, consulting fees and lease exit costs. The charges incurred during the year ended December 31, 2023 were primarily associated with actions taken on our multi-year supply chain restructuring, including an asset impairment of $16.1 million, Project Energize and HRA integration activities. The charges incurred during the year ended December 31, 2022 were primarily associated with actions taken on supply chain restructuring and HRA integration activities.

Of the amount recorded during the year ended December 31, 2024, $53.8 million was related to our CSCI segment and $28.9 million related to our CSCA segment, and $27.4 million was related to our Unallocated segment. For all segments, amounts were due primarily to Project Energize. Of the amount recorded during the year ended December 31, 2023, $21.4 million was related to our CSCI segment, due primarily to supply chain restructuring and HRA Pharma integration initiatives and $13.0 million was related to our CSCA segment, also due primarily to supply chain restructuring initiatives. Of the amount recorded during the year ended December 31, 2022, $29.4 million was related to our CSCI segment, due primarily to supply chain restructuring and HRA integration initiatives, and $2.5 million was allocated to our CSCA segment, due primarily to actions taken to streamline the organization.

There were no other material restructuring programs in any of the periods presented. All charges are recorded in Restructuring expense on the Consolidated Financial Statements. The remaining $32.8 million liability for employee severance benefits is expected to be paid mostly within the next year.

NOTE 18 - INCOME TAXES

Pre-tax income (loss) and the (benefit) provision for income taxes from continuing operations are summarized as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Pre-tax income (loss):
Ireland	$(224.1)	$72.3	$(212.8)
United States	145.0	(23.8)	(38.2)
Other foreign	(1.5)	(56.9)	111.9
Total pre-tax income (loss)	(80.6)	(8.4)	(139.1)

Current provision (benefit) for income taxes:
Ireland	2.3	2.0	2.8
United States	30.4	18.2	(7.8)
Other foreign	57.0	56.6	30.8
Subtotal	89.7	76.8	25.8
Deferred provision (benefit) for income taxes:
Ireland	—	0.2	0.7
United States	27.6	(12.9)	(8.6)
Other foreign	(37.3)	(68.0)	(26.1)
Subtotal	(9.7)	(80.7)	(34.0)
Total provision for income taxes	$80.0	$(3.9)	$(8.2)

Perrigo Company plc - Item 8
Note 18

A reconciliation of the provision based on the Irish statutory income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Provision at statutory rate	12.5%	12.5%	12.5%
Foreign rate differential	(17.4)	286.8	25.9
State income taxes, net of federal benefit	3.0	3.6	(0.3)
Provision to return	(3.1)	(67.6)	(0.5)
Tax credits	103.4	293.3	18.6
Change in tax law	(0.2)	(25.5)	0.7
Change in valuation allowance	(101.2)	(383.9)	(7.6)
Change in unrecognized taxes	3.3	654.7	4.4
Permanent differences	(102.6)	(723.3)	(42.3)
Legal entity restructuring	—	—	(4.6)
Taxes on unremitted earnings	(0.6)	4.7	(0.8)
Other	3.6	(8.1)	(0.1)
Effective income tax rate	(99.3)%	47.2%	5.9%

Deferred income taxes arise from temporary differences between the financial reporting and the tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The components of our net deferred income tax asset (liability) are presented on a total company basis as follows (in millions):

	Year Ended
Deferred income tax asset (liability):	December 31, 2024	December 31, 2023
Depreciation and amortization	$(382.5)	$(475.9)
Right of use assets	(43.0)	(44.4)
Unremitted earnings	(3.6)	(3.1)
Inventory basis differences	27.3	30.8
Accrued liabilities	24.8	26.3
Lease obligations	44.1	45.3
Share-based compensation	18.0	17.9
Federal benefit of unrecognized tax positions	12.0	18.7
Loss and credit carryforwards	449.4	438.3
R&D credit carryforwards	23.8	23.8
Capitalized R&D costs	39.1	31.2
Interest carryforwards	88.4	50.8
Other, net	(7.3)	44.7
Subtotal	$290.5	$204.4
Valuation allowance (1)	(488.6)	(440.9)
Net deferred income tax liability	$(198.1)	$(236.5)
(1) The movement in the valuation allowance balance differs from the amount in the effective tax rate reconciliation due to adjustments affecting balance sheet only items and foreign currency.

The above amounts are classified on the Consolidated Balance Sheets as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
Assets	$5.1	25.8
Liabilities	(203.2)	(262.3)
Net deferred income tax liability	$(198.1)	(236.5)

Perrigo Company plc - Item 8
Note 18

The change in valuation allowance reducing deferred taxes was (in millions):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of period	$440.9	$394.5	$450.7
Change in assessment	4.9	48.3	(14.8)
Current year operations, foreign currency and other	42.8	(1.9)	(41.4)
Balance at end of period	$488.6	$440.9	$394.5

We have credit carryforwards of $28.2 million which will expire at various times through 2038 and net operating loss carryforwards of $650.5 million which will expire at various times through 2044. The remaining credit carryforwards of $6.7 million, loss carryforwards of $1.4 billion, and interest carryforwards of $362.6 million have no expiration.

For the year ended December 31, 2024 we recorded a net increase in valuation allowances of $47.7 million comprised primarily of valuation allowances recorded on certain interest carryforward deferred tax assets in our U.S. and Netherlands operations. For the year ended December 31, 2023 we recorded a net increase in valuation allowances of $46.4 million comprised primarily of an increase of valuation allowance on certain operating losses being carried forward which are no longer realizable. For the year ended December 31, 2022 we recorded a net decrease in valuation allowances of $56.2 million, comprised primarily of a decrease in valuation allowance on deferred tax assets related to the divestiture of our Latin American businesses in 2022. Valuation allowances are determined based on management's assessment of its deferred tax assets that are more likely than not to be realized.

The ending deferred tax liability with respect to undistributed earnings of certain foreign subsidiaries is $3.6 million as of December 31, 2024.

As of December 31, 2024, the Company considered approximately $3.3 million of unremitted earnings of our foreign subsidiaries as indefinitely reinvested. The unrecognized deferred tax liability related to these earnings is estimated at approximately $0.4 million. However, this estimate could change based on the manner in which the outside basis differences associated with these earnings reverse.

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

	Year Ended
	December 31, 2024	December 31, 2023
Balance at beginning of period	$239.3	$331.6
Additions:
Positions related to the current year	4.7	9.8
Positions related to prior years	8.5	57.7
Reductions:
Settlements with taxing authorities	(1.1)	(50.4)
Lapse of statutes of limitation	—	(4.9)
Decrease in prior year positions	(11.0)	(104.9)
Cumulative translation adjustment	(0.8)	0.4
Balance at end of period	$239.6	$239.3

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The amounts were not material for the years ended December 31, 2024, December 31, 2023, and December 31, 2022. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $70.2 million, $74.9 million, and $85.8 million as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

If recognized, of the total liability for uncertain tax positions, including interest and penalties, $183.3 million, $185.2 million, and $217.0 million as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively, would impact the effective tax rate in future periods.

Perrigo Company plc - Item 8
Note 18

Our major income tax jurisdictions are Ireland, the U.S., Belgium, France, and the United Kingdom. We are routinely audited by the tax authorities in our major jurisdictions. We have substantially concluded all Ireland income tax matters through the year ended December 31, 2019 and all U.S. federal income tax matters through the year ended June 28, 2008. All significant matters in our remaining major tax jurisdictions have been concluded for tax years through 2021.

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of December 31, 2024. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

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

Perrigo Company plc - Item 8
Note 18

Laboratories decision to the United States Court of Appeals for the Federal Circuit in December of 2022; oral argument was held on June 7, 2024, and the case is now awaiting decision.

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report ("RAR") with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The 30-day letter proposed, among other modifications, transfer pricing adjustments in connection with the distribution of omeprazole consistent with the IRS position in the prior years in the aggregate amount of $141.6 million and ANDA-related adjustments in the aggregate amount of $21.9 million. We timely filed a protest to the 30-day letter for those additional adjustments but noted that due to the pending refund litigation described above, IRS Appeals would not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both carryforward issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not sustained, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, an adverse ruling on the omeprazole issue could have a material impact on subsequent periods, with additional tax liability in the range of $25.0 million to $128.0 million, not including interest and any applicable penalties.

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

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019, which remains ongoing.

Internal Revenue Service Audit of Athena Neurosciences, LLC, a U.S. Subsidiary

On December 22, 2016, we received a NOPA for the year ended December 31, 2011, denying the deductibility of settlement costs incurred in 2011 by Athena's parent company Elan Pharmaceuticals, Inc. ("EPI") related to illegal marketing of Zonegran by EPI's employees in the United States raised in a Qui Tam action under the U.S. False Claims Act. We strongly disagreed with the IRS' position on this issue. Because we believed that any concession on this issue in Appeals would be contrary to our evaluation of the issue and to avoid double taxation of the same income in the United States and Ireland, we pursued our remedies under the Mutual Agreement Procedure ("MAP") of the U.S. - Ireland Income Tax Treaty. On October 20, 2020, we requested Competent Authority assistance and the request was accepted. This issue remains pending in the MAP and is being considered by the U.S. and Irish Competent Authorities.

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

In the United States, the Inflation Reduction Act of 2022 ("IR Act") created the corporate alternative minimum tax ("CAMT"), which imposes the 15% minimum tax on adjusted financial statement income of large corporations with average annual financial statement income exceeding $1 billion and effective for taxable years beginning after December 31, 2022. During 2023, U.S. Department of Treasury issued Notices 2023-20, 2023-64 and 2024-10, in addition to Notice 2023-7 that was issued on December 2022, to provide additional interim guidance to assist in determining whether the CAMT applies and how to compute the tax. We evaluated the IR Act, together with the Notices, and concluded it does not result in any material changes to our income tax reporting for the year ended December 31, 2024. We will continue to evaluate the effects of the CAMT on future accounting periods.

Perrigo Company plc - Item 8
Note 18

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. In particular, the OECD's Pillar Two initiative introduces a global per-country minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in many of the jurisdictions in which we operate. We are in compliance with the OECD’s Pillar Two framework. After a comprehensive assessment, we have determined that there is no material impact on our financial results as a result of these regulations.

We believe that our existing global tax strategies will adequately address any necessary adjustments to comply with Pillar Two without significantly affecting our effective tax rate or overall financial position. We will continue to monitor regulatory developments to ensure ongoing compliance, but we do not anticipate any adverse effects on our operations or profitability due to these regulations.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

At December 31, 2024, we had non-cancelable purchase obligations totaling $316.8 million consisting of contractual commitments to purchase materials and services to support operations. The majority of the obligations are expected to be paid within one year.

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of December 31, 2024, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Price-Fixing Lawsuits Related to the Company's Former Rx Business

Beginning in 2016, the Company, along with other manufacturers, was named as a defendant in lawsuits in the United States and Canada generally alleging anticompetitive conduct with respect to the sale of generic drugs by the Company’s former Rx business. The complaints – which have been filed by putative classes of direct purchasers, end payors, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties – allege a conspiracy to fix, maintain, stabilize, and/or raise prices, rig bids, and allocate markets or customers for various generic drugs in violation of federal and state antitrust and consumer protection laws. While most of the class complaints involve alleged single-drug conspiracies, the three putative classes and many of the opt-out plaintiffs have each filed an over-arching conspiracy complaint alleging that Perrigo and other manufacturers (and some individuals) entered into an “overarching conspiracy” that involved allocating customers, rigging bids, and raising, maintaining, and fixing prices for various products. The vast majority of the lawsuits described in this paragraph have been consolidated in the In re Generic Pharmaceuticals Pricing Antitrust Litigation multidistrict litigation ("MDL") MDL No. 2724 (United States District Court for Eastern District of Pennsylvania).

The Court designated three sets of cases to proceed as the first phase of "bellwethers," meaning that they will proceed on a more expedited basis than the other cases in the MDL. Those cases are (a) class actions alleging "single drug" conspiracies involving Clobetasol and Clomipramine; and (b) the third Complaint filed by the State Attorneys General alleging an overarching conspiracy concerning various topical products (described below). Perrigo was initially named as a defendant in the Clobetasol class bellwether cases, but the classes voluntarily dismissed their claims against Perrigo relating to “single drug” conspiracies involving Clobetasol in May 2023. Discovery closed in the first phase of bellwether cases on October 2, 2023. Summary judgment motions in the State bellwether case were filed in September 2024, and additional briefing and summary judgment motions are scheduled to be filed through November 2025.

On October 15, 2024, the Court selected the first multi-drug complaint brought by direct action plaintiff Humana, Inc., which names Perrigo as a defendant, to proceed as one of two cases in the second phase of bellwether cases in the MDL. No deadlines have been set for the second phase of bellwether cases, but the Court has indicated that they will proceed to trial after the trials in the first phase of bellwether cases have been completed. On December

Perrigo Company plc - Item 8
Note 19
18, 2024, the Court indicated that the initial trial in the first phase of bellwether cases in the MDL will begin on August 4, 2025, but no trial dates have been set for the second phase of the bellwether cases, or any of the other cases in the MDL.

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

Securities Litigation

In the United States (cases related to events in 2015-2017)

Beginning in May 2016, purported class action complaints were filed against the Company and our former CEO, Joseph Papa, in the U.S. District Court for the District of New Jersey (Roofer's Pension Fund v. Papa, et al.) purporting to represent a class of shareholders for the period from April 21, 2015 through May 11, 2016, inclusive. The original complaint alleged violations of federal securities laws in connection with the actions taken by us and the former executive to defend against the unsolicited takeover bid by Mylan in the period from April 21, 2015 through November 13, 2015. The Plaintiff also alleged that the defendants provided inadequate disclosure concerning alleged business developments during the alleged class period including integration problems related to the Omega acquisition.

The operative complaint was the first amended complaint filed on June 21, 2017, and named as defendants us and 11 current or former directors and officers of Perrigo (Mses. Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, and Messrs. Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The amended complaint alleged violations of federal securities laws arising out of the actions taken by us and the former directors and executives to defend against the unsolicited takeover bid by Mylan in the

Perrigo Company plc - Item 8
Note 19
period from April 21, 2015 through November 13, 2015 and the allegedly inadequate disclosure throughout the entire class period related to the business developments during that longer period (April 2015 to May 2017) including purported integration problems related to the Omega acquisition, alleged incorrect reporting of organic growth at the Company and at Omega, alleged price fixing activities with respect to six generic prescription pharmaceuticals, and alleged improper accounting for the Tysabri® royalty stream. During 2017, the defendants filed motions to dismiss, which the plaintiffs opposed. On July 27, 2018, the court issued an opinion and order granting the defendants’ motions to dismiss in part and denying the motions to dismiss in part. The court dismissed without prejudice defendants Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, Donal O’Connor, and Marc Coucke. The court also dismissed without prejudice claims arising from the Tysabri® accounting issue described above and claims alleging incorrect disclosure of organic growth described above. The defendants who were not dismissed were the Company, Joe Papa, and Judy Brown. The claims (described above) that were not dismissed in 2018 related to the integration issue regarding the Omega acquisition, the defense against the Mylan tender offer, and the alleged price fixing activities with respect to six generic prescription pharmaceuticals. The defendants who remained in the case (us, Mr. Papa, and Ms. Brown) filed answers denying liability.

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

On April 5, 2024, the class plaintiffs filed papers seeking Court approval of a settlement between the alleged classes and the defendants for $97.0 million. Perrigo and the remaining individual defendant agreed to the proposed settlement without any concession of liability or wrongdoing. We recorded an additional loss provision of $34.0 million during the first quarter as a result of the pending settlement. In May 2024, the Company funded the $97.0 million to an escrow account controlled by class counsel under the Court supervision until final approval and relieved the corresponding liability from Other accrued liabilities on the Consolidated Balance Sheets as of June 29, 2024. On September 5, 2024, the Court granted final approval of the class action settlement and terminated the case with respect to Perrigo, its co-defendant, and other individuals who previously had been named as defendants. The expense is presented within Other operating (income) expense, net on the Consolidated Statements of Operations for the year ended December 31, 2024.

Perrigo Company plc - Item 8
Note 19
In addition to the class action, the following opt-out cases have been filed against us, and in some cases, Mr. Papa and Ms. Brown. Mediation efforts and settlement discussions occur from time to time; to the extent settlements cannot be achieved, we intend to defend these lawsuits vigorously. These cases in the New Jersey federal court currently are stayed pending further developments following the settlement of the Roofer's case (discussed above). We anticipate that one or more of the opt-out plaintiffs will take a position that the settlement of the Roofer’s case does not have any direct effect on the opt-out cases discussed below. The following lawsuits contain factual allegations and claims that are similar to some or all of the factual allegations and claims in the class actions, but involve different evidence, expert witnesses, and theories of liability:

Case	Date Filed
Carmignac Gestion, S.A. v. Perrigo Company plc, et al.	11/1/2017
First Manhattan Co. v. Perrigo Company plc, et al.	2/16/2018; amended 4/20/2018
Schwab Capital Trust, et al. v. Perrigo Company plc, et al.	1/31/2019
Principal Funds, Inc., et al. v. Perrigo Company plc, et al.	3/5/2020
Kuwait Investment Authority, et al. v. Perrigo Company plc, et al.	3/31/2020
Mason Capital L.P., et al. v. Perrigo Company plc, et al.	1/26/2018
Pentwater Equity Opportunities Master Fund Ltd., et al. v. Perrigo Company plc, et al.	1/26/2018
WCM Alternatives: Event-Drive Fund, et al. v. Perrigo Co., plc, et al.	11/15/2018
Hudson Bay Master Fund Ltd., et al. v. Perrigo Co., plc, et al.	11/15/2018
Discovery Global Citizens Master Fund, Ltd., et al. v. Perrigo Co. plc, et al.	12/18/2019
York Capital Management, L.P., et al. v. Perrigo Co. plc, et al.	12/20/2019
Burlington Loan Management DAC v. Perrigo Co. plc, et al.	2/12/2020
Universities Superannuation Scheme Limited v. Perrigo Co. plc, et al.	3/2/2020
Harel Insurance Company, Ltd., et al. v. Perrigo Company plc, et al.	2/13/2018
TIAA-CREF Investment Management, LLC., et al. v. Perrigo Company plc, et al.	4/20/2018
BlackRock Global Allocation Fund, Inc., et al. v. Perrigo Co. plc, et al.	4/21/2020
Starboard Value and Opportunity C LP, et al. v. Perrigo Company plc, et al.	2/25/2021
Nationwide Mutual Funds, et al. v. Perrigo Company plc, et al.	10/29/2018
Aberdeen Canada Funds -- Global Equity Fund, et al. v. Perrigo Company plc, et al.	2/22/2019

During the year ended December 31, 2024, thirteen of the cases listed above were dismissed following settlements reached in the fiscal year, cases brought by the following plaintiffs or plaintiff groups in the order listed above: Carmignac; First Manhattan; Schwab; Principal Funds; Kuwait; Mason Capital; Pentwater; WCM Alternatives; Hudson Bay; Discovery Global; York Capital; Burlington; and Universities Superannuation. During the fiscal year, the Company engaged in mediation and settlement discussions in certain of the other opt-out cases described above, and we recorded a total loss provision of approximately $96 million during the year ended December 31, 2024 as a result of reasonable estimates of probable loss regarding the remaining opt-out cases listed above and the Highfields case described below, which is included in the Other operating (income) expense, net on the Consolidated Statement of Operations. The remaining aggregate loss accrual for litigation contingencies is described below under "Contingencies Accruals."

Also, during the year ended December 31, 2024, the New Jersey federal court held that the plaintiffs in an additional purported opt-out case (Sculptor Master Fund et al. v. Perrigo Company plc, et al. filed 2/16/2019) failed to opt-out and therefore can only recover through the class action. In October 2024, the Sculptor Fund plaintiffs filed an appeal of that ruling, which is pending in the U.S. Court of Appeals for the Third Circuit.

In June 2020, three Highfields Capital Fund entities filed a lawsuit in Massachusetts State Court against the Company, Mr. Papa, and Mr. Brown with factual allegations that generally were similar to the factual allegations in the Amended Complaint in the Roofer's case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and added alleged Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. In December 2021, the Massachusetts State Court granted Defendants’ motion to dismiss in part and denied it in part. Defendants filed their answers in January 2022 denying liability. This

Perrigo Company plc - Item 8
Note 19
was the only opt-out case that was not stayed during the summary judgment proceedings in the New Jersey federal court. The fact discovery phase in this case ended in March 2024 and expert discovery largely concluded in August 2024. Summary judgment briefing occurred during September and October 2024, and oral argument on the summary judgment motions occurred in November 2024. In January 2025, the three defendants reached a settlement without any concession of liability or wrongdoing with the Highfields plaintiffs. In February 2025 all parties filed with the court a stipulation of dismissal of the case with prejudice, and later in February the court acknowledged the stipulation of dismissal and dismissed the case with prejudice thereby terminating this lawsuit.

In Israel (cases related to events in 2015-2017)

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv exchange during the period from April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the Mylan tender offer (November 13, 2015). The complaint names as defendants the Company, Ernst & Young LLP (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under Israeli securities laws that are similar to U.S. Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under other Israeli securities laws. In general, the allegations in Israel are similar to the factual allegations in the Roofer's Pension Fund case in the U.S. as described above. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = 0.28 cents). The plaintiff in this case agreed to stay this case pending the outcome of the Roofer's Pension Fund case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

In Israel (case related to Irish Tax events)

On December 31, 2018, a shareholder filed an action against the Company, our former CEO Murray Kessler, and our former CFO Ronald Winowiecki in Tel Aviv District Court (Baton v. Perrigo Company plc, et. al.). The case is a securities class action brought in Israel making similar factual allegations for the same period as those asserted in a securities class action case (for those who purchased on a U.S. exchange) in New York federal court in which the settlement received final approval in February 2022. The Baton case alleges that persons who purchased securities through the Tel Aviv stock exchange and suffered damages can assert claims under Israeli securities law that will follow the liability principles of Sections 10(b) and 20(a) of the U.S. Securities Exchange Act. The plaintiff does not provide an estimate of class damages. Since 2019, the court granted several requests by Perrigo to stay the proceedings pending the resolution of proceedings in the New York federal court. During 2022, the case was reassigned to a newly-appointed judge. After the settlement of the U.S. case in New York federal court, Perrigo's counsel informed the Israeli Court of the final approval of the settlement of the U.S. case. The parties then sought further stays of the case while they attempted mediation, which the Court granted. In April 2023, the parties reported to the Court that the mediation had led to a preliminary agreement on settlement. The parties submitted settlement papers, without any concession of liability or wrongdoing by the defendants, to the Court on November 17, 2023. On June 5, 2024, the Court approved the settlement, which was funded by insurance during the quarter ended December 31, 2024. The court in Israel is overseeing distribution of the settlement funds to the class members in the Baton case, which should be completed in 2025. At that point, under Israel procedures, this case would end.

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of February 2025, the Company has been named in approximately 150 individual lawsuits seeking compensatory and punitive damages. The Company has several defenses and continues to vigorously defend these lawsuits as well as explore various means of expeditiously resolving these claims. Trials for these lawsuits are currently scheduled throughout 2025 and 2026.

Perrigo Company plc - Item 8
Note 19
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

As noted above, the Company has won multiple motions to dismiss in the MDL, most recently in Illinois where the Circuit Court granted in full the Company's motions to dismiss based on federal preemption. The Company has also been dismissed from additional state court actions in California, Pennsylvania, Ohio, New York, New Jersey, and Maryland. Other than the MDL and state court matters that have been dismissed at the trial court level, as of December 31, 2024, the Company has been named in approximately 190 personal injury lawsuits in the state of California. The Company is named in these lawsuits alongside manufacturers of the national brand Zantac® and other manufacturers of ranitidine products, as well as distributors, repackagers, and/or retailers. In November 2024, the Company reached a settlement in principle in each of remaining Ranitidine California state court lawsuits. The pending settlement is for an immaterial amount and is expected to be fully funded by insurance.

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

Acetaminophen

In October 2022, the Judicial Panel on Multidistrict Litigation consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The acetaminophen MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL have asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. As of February 2025, the Company has not been named as a defendant in any Complaints filed in the MDL. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability. On December 18, 2023, the Court granted in full defendants' motions to exclude testimony of Plaintiffs' general causation expert witnesses, finding Plaintiffs presented no credible evidence of scientific causation between prenatal ingestion of acetaminophen and ASD or ADHD in children. Final judgment has been entered as to the majority of pending cases with an appeal to proceed in the Second Circuit. A small minority of cases were exempted from the Court’s dismissal to enable Plaintiffs to present an additional expert to be evaluated through a similar process as the larger

Perrigo Company plc - Item 8
Note 19
majority to determine if they can withstand scientific causation through this new expert. However, on July 10, 2024, the Court granted in full defendants' motion to exclude testimony of Plaintiffs' new general causation expert witness in this subset of carve out cases for similar reasons as the Court's December 2023 Order. Final judgment was entered against the Plaintiffs in those carve out cases, which have now been appealed to the Second Circuit. Currently, it is not possible to assess reliably the outcome of these cases or reasonably estimate any potential future financial impact on the Company.

Phenylephrine

In September 2023, the FDA’s Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine (PE) containing products as a nasal decongestant. While the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits have been filed asserting various economic injury claims to consumers. On December 6, 2023, a number of the pending PE actions filed in various federal courts were consolidated into a multi-district litigation ("MDL") (In re: Oral Phenylephrine Marketing and Sales Practices Litigation, MDL No. 3089), pending before the U.S. District Court for the Eastern District of New York. A smaller group of putative class action lawsuits alleging various PE products also were mislabeled as “Maximum Strength” were initially excluded from the consolidation, but have recently been joined to the MDL. Several individual arbitrations have also been threatened or filed with the American Arbitration Association with similar efficacy allegations. The Court has permitted Plaintiffs’ to file a streamlined and consolidated bellwether Complaint for purposes of testing the Plaintiffs’ case and enabling briefing on threshold issues. Defendants filed a consolidated Motion to Dismiss and the Court heard oral argument on that motion in September 2024. On October 29, 2024, the Court dismissed in its entirety Plaintiffs’ Streamlined and Consolidated Bellwether Complaint, finding that all of Plaintiffs’ claims regarding PE were preempted by federal law, and further dismissing Plaintiffs’ RICO claims for lack of standing. Final judgment has been entered and a Notice of Appeal of the Court's dismissal to the Second Circuit has been filed.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. Except as otherwise discussed for specific matters above, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. At December 31, 2024, the loss accrual for litigation contingencies reflected on the Consolidated Balance Sheets in Other accrued liabilities was $76.8 million, inclusive of the remaining accrual for the securities litigation opt-out cases. The Company also recorded an insurance recovery receivable reflected on the Consolidated Balance Sheets in Prepaid expenses and other current assets of $4.1 million as of December 31, 2024.The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates, nor any assurance as to the amount of such final costs that will be covered by insurance as described below. In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 (the "2015 Policy") and December 2016 (the "2016 Policy"), respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The insurers on the policy period beginning December 2014 (the "2014 Policy") then provided coverage for those matters. However, if the insurers were successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenged aspects of coverage for Krueger derivatively on behalf of nominal defendant Perrigo Company plc v. Alford et al., a prior derivative action filed in the District of New Jersey that was dismissed in August 2020. Perrigo responded in the High Court proceedings on

Perrigo Company plc - Item 8
Note 19
November 1, 2021; Perrigo’s defense and counterclaim included its position that the 2015 Policy and 2016 Policy also provide coverage for the underlying securities litigation matters and sought a ruling to that effect. The discovery stage of the case occurred in 2022, and a bench trial was held in mid-November 2023. In January 2024, the High Court delivered its judgment rejecting the insurers' position that Perrigo's insurance coverage is limited to the 2014 Policy. The High Court held additional hearings in April and July 2024 to hear the parties' submissions concerning under which of the 2014, 2015, and 2016 Policies Perrigo is entitled to coverage. The High Court delivered written judgments in January, May and July 2024, finding that coverage is available to Perrigo under each of the 2014 Policy, 2015 Policy and 2016 Policy. On October 18, 2024 the Court issued its final order on its three judgments, and the parties filed cross appeals of those three judgments in November and December 2024. On December 18, 2024, the parties reached a settlement providing for the full and final settlement of the insurance coverage litigation. Prior to the end of 2024, the Company received the insurers' $98 million payment in full satisfaction of the insurers' remaining liability under each of the policies in question, and the parties dismissed their cross appeals previously filed in the High Court litigation. The full amount was recorded as income within Other operating (income) expense, net on the Consolidated Statement of Operations for the year ended December 31, 2024.

NOTE 20 - SEGMENT AND GEOGRAPHIC INFORMATION

For all segments, the CODM primarily uses net sales, gross margin and segment operating income in the annual budgeting, forecasting and operating process.

The CODM is also provided, on a quarterly basis, cost of sales as well as components of operating expense such as distribution, research and development, selling, administration, impairment charges, and restructuring expenses to make decisions about allocating capital and personnel to the segments.

Below is a summary of our results by reporting segment (in millions)(1):

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2024
Net sales	$2,693.7	$1,679.6	$—	$4,373.4
Cost of sales	1,914.6	916.1	—	2,830.7
Gross profit	779.1	763.5	—	1,542.7
Gross margin	28.9%	45.5%	—%	35.3%
Operating expenses
Distribution	55.5	42.5	—	98.0
Research and development	60.0	52.2	—	112.2
Selling	202.1	344.5	—	546.6
Administration	124.1	141.1	202.8	468.0
Impairment charges	38.6	50.3	—	88.9
Restructuring	28.9	53.8	27.4	110.1
Other operating (income) expense, net	—	(25.9)	31.9	6.0
Total operating expenses	509.2	658.5	262.1	1,429.8

Operating income (loss)	$269.9	$105.0	$(262.1)	$112.9
Operating income %	10.0%	6.3%	NM	2.6%

Interest expense, net				187.8
Other (income) expense, net				(0.9)
(Gain) loss on extinguishment of debt				6.7
Income (loss) from continuing operations before income taxes				(80.7)

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2024
Total assets	$4,687.6	$4,960.1	$—	$9,647.7
Capital expenditures	$84.5	$33.8	$—	$118.3
Property, plant and equipment, net	$769.0	$148.8	$—	$917.8
Depreciation/amortization	$138.2	$187.7	$—	$325.9

Perrigo Company plc - Item 8
Note 20

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2023
Net sales	$2,962.3	$1,693.3	$—	$4,655.6
Cost of sales	2,053.9	921.3	—	2,975.2
Gross profit	908.4	772.0	—	1,680.4
Gross margin	30.7%	45.6%	—%	36.1%
Operating expenses
Distribution	62.3	48.2	—	110.5
Research and development	70.4	52.1	—	122.5
Selling	219.2	422.6	—	641.8
Administration	153.9	173.8	194.6	522.3
Impairment charges	—	90.0	—	90.0
Restructuring	13.0	21.4	7.8	42.2
Other operating (income) expense, net	—	(0.8)	—	(0.8)
Total operating expenses	518.8	807.2	202.5	1,528.5

Operating income (loss)	$389.6	$(35.2)	$(202.5)	$151.9
Operating income %	13.2%	(2.1)%	NM	3.3%

Interest expense, net				173.8
Other (income) expense, net				(10.4)
(Gain) loss on extinguishment of debt				(3.2)
Income (loss) from continuing operations before income taxes				$(8.3)

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2023
Total assets	$4,952.9	$5,856.2	$—	$10,809.1
Capital expenditures	$66.4	$35.3	$—	$101.7
Property, plant and equipment, net	$762.8	$153.6	$—	$916.4
Depreciation/amortization	$133.2	$226.3	$—	$359.5

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2022
Net sales	$2,925.9	$1,525.7	$—	$4,451.6
Cost of sales	2,138.7	857.5	—	2,996.2
Gross profit	787.2	668.2	—	1,455.4
Gross margin	26.9%	43.8%	—%	32.7%
Operating expenses
Distribution	69.7	43.3	—	113.0
Research and development	68.2	54.9	—	123.1
Selling	172.7	412.1	—	584.8
Administration	111.8	158.5	242.0	512.3
Restructuring	2.5	29.4	10.6	42.5
Other operating (income) expense, net	(3.8)	—	4.6	0.8
Total operating expenses	421.1	698.2	257.2	1,376.5

Operating income (loss)	$366.1	$(30.0)	$(257.2)	$78.9
Operating income %	12.5%	(2.0)%	NM	1.8%

Interest expense, net				156.0
Other (income) expense, net				53.1
(Gain) loss on extinguishment of debt				8.9
Income (loss) from continuing operations before income taxes				$(139.1)

Perrigo Company plc - Item 8
Note 20

	CSCA	CSCI	Unallocated	Total
Year Ended December 31, 2022
Total assets	$5,134.1	$5,883.2	$—	$11,017.3
Capital expenditures	$68.1	$26.2	$—	$94.3
Property, plant and equipment, net	$772.0	$154.3	$—	$926.3
Depreciation/amortization	$123.3	$215.3	$—	$338.6
(1) Amounts may not foot due to rounding.

The net book value of property, plant and equipment, net by location was as follows (in millions):

	Year Ended
	December 31, 2024	December 31, 2023
U.S.	$720.5	$720.0
Europe(1)	197.2	184.9
All other countries	0.1	11.5
	$917.8	$916.4

(1) Includes Ireland property, plant and equipment, net of $1.7 million and $0.2 million, for the years ended December 31, 2024 and December 31, 2023, respectively.

Sales to Walmart as a percentage of Consolidated Net sales (reported primarily in CSCA) were as follows:

Year Ended
December 31, 2024	December 31, 2023	December 31, 2022
11.9%	11.8%	12.5%

Perrigo Company plc - Item 9

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2024 in conformity with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2024.

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

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2024, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

See Part I, Additional Item of this Form 10-K under the heading "Information About our Executive Officers." The Company has adopted an insider trading policy and procedures governing the purchase, sale and other dispositions of its securities by directors, officers and employees of the Company itself. The Company also follows procedures for the repurchase of its securities. We believe this policy and related procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Other information required by this item is incorporated by reference to the Proxy Statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), which will be filed no later than 120 days after December 31, 2024, under the headings: "Election of Directors"; "Audit Committee"; "Delinquent Section 16(a) Reports"; and "Corporate Governance"; and "Anti-Hedging and Anti-Pledging Policies".

Perrigo Company plc - Item 11

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2024, under the headings: "Executive Compensation", "Talent & Compensation Committee Report", "Potential Payments Upon Termination or Change in Control" and "Director Compensation".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2024, under the headings: "Ownership of Perrigo Ordinary Shares". Information concerning equity compensation plans is incorporated by reference to the 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2024, under the heading "Equity Compensation Plan Information".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2024, under the headings: "Certain Relationships and Related-Party Transactions" and "Corporate Governance".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2024, under the heading: "Ratification, in a Non-Binding Advisory Vote, of the Appointment of Ernst & Young LLP as Independent Auditor of the Company and Authorization, in a Binding Vote, of the Board of Directors, Acting Through the Audit Committee, to Fix the Remuneration of the Auditor".

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

2.3**
Securities Sale Agreement, dated as of October 20, 2021, by and among Perrigo Company plc, Habsont Unlimited Company and certain other parties set forth therein (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2021) (File No. 001-36353).

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

4.12
Form of Global Note representing the 2026 Notes (included in Supplemental Indenture No. 2, dated as of March 10, 2016, among Perrigo Finance Unlimited Company, the Company and Wells Fargo Bank, National Association, as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016) (File No. 001-36353).

4.13	Description of the Company’s Securities (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

4.14
Sixth Supplemental Indenture dated as of September 17, 2024, among the Issuer, the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.15
Form of 6.125% Note due 2032 (included in the Sixth Supplemental Indenture filed as Exhibit 4.1) (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.16
Seventh Supplemental Indenture dated as of September 17, 2024, among the Issuer, the Company, the Subsidiary Guarantors and Computershare Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.17
Form of 5.375% Note due 2032 (included in the Seventh Supplemental Indenture filed as Exhibit 4.3) (incorporated by reference from Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 17, 2024).

4.18	Description of the Company’s Securities (filed herewith).

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

Perrigo Company plc - Item 15
Exhibits

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

10.11*	Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.12*	Amendment No. 1 to Perrigo Company plc 2019 Long Term Incentive Plan (incorporated by reference from Annex A to the Company’s Definitive Proxy Statement filed on March 24, 2022) (File No. 001-36353).

10.13*
Amendment No. 2 to the Perrigo Company plc 2019 Long-Term Incentive Plan, dated August 2, 2023 (incorporated by Reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023) (File No. 001-36353).

10.14*
Amendment No. 3 to the Perrigo Company plc 2019 Long-Term Incentive Plan, dated November 1, 2023 (incorporated by Reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023) (File No. 001-36353).

10.15*
Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2021 (incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 28, 2023) (File No. 001-36353).

10.16*
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

10.18*
Perrigo Company Employee Severance Programme - Ireland, as amended and restated effective November 1, 2022 (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2023) (File No. 001-36353).

10.19*
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

10.21*
Forms of Nonqualified Stock Option Agreements under the Company's 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.22*
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

10.24*	Form of Perrigo Company plc Director Indemnity Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.25*	Form of Perrigo Company plc Officer Indemnity Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.26*	Form of Perrigo Company Indemnity Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2013) (File No. 333-190859).

10.27*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2019) (File No. 001-36353).

10.28*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.61 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.29*
Forms of Performance-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.62 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.30*
Form of Service-based Restricted Stock Unit Award Agreement under Perrigo Company plc's 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.63 to the Company's Annual Report on Form 10-K filed on February 27, 2020) (File No. 001-36353).

10.31*
Form of Nonqualified Stock Option Agreement under Perrigo Company plc’s 2013 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed on February 27, 2019) (File No. 001-36353).

10.32*
Forms of OI Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023) (File No. 001-36353).

10.33*
Forms of rTSR Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023) (File No. 001-36353).

10.34*	Forms of Service-based Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023) (File No. 001-36353).

10.35*
Form of Restricted Stock Unit Award Agreement (Performance Based) under the Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 on Form 8-K filed on June 8, 2023) (File No. 001-36353).

10.36*
Form of Restricted Stock Unit Award Agreement (Service Based) under the Perrigo Company plc 2019 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 on Form 8-K filed on June 8, 2023) (File No. 001-36353).

10.37*
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

10.39*
Employment Agreement, effective as of June 30, 2023, by and between Perrigo Company and Patrick Lockwood-Taylor (incorporated by reference from Exhibit 10.1 on Form 8-K filed on June 8, 2023) (File No. 001-36353).

Perrigo Company plc - Item 15
Exhibits

10.40*
Amendment No. 1 to Employment Agreement by and between the Company and Patrick Lockwood-Taylor, effective as of September 28, 2023 (incorporated by Reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023) (File No. 001-36353).

10.41*
Amendment No. 2 to Employment Agreement by and between the Company and Patrick Lockwood-Taylor, effective as of February 21, 2024 (incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

10.42*
Separation Agreement between the Company and James Dillard III, executed November 14, 2023 (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on February 27, 2024).

10.43
Letter Agreement dated June 11, 2024, by and between the Company and Kyle L. Hanson (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2024).

10.44*
Employment Separation and Severance Letter Agreement fully executed on September 16, 2024 by and between the Company and Kyle L. Hanson (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2024).

10.45*
Compromise Waiver Agreement dated April 5, 2024, by and between Perrigo Corporation DAC and Grainne Quinn (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2024).

10.46*
Reaffirmation Letter dated August 2, 2024, by and between Perrigo Corporation DAC and Grainne Quinn (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2024).

10.47†
Amendment No. 2 and Incremental Assumption Agreement to Credit Agreement, dated December 13, 2024, among Perrigo Investments, LLC, as borrower, Perrigo Company plc, as parent, the Guarantors, the 2024 Refinancing Term B Lenders, and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith).

10.48*	Employment Agreement, effective as of May 20, 2024, by and between Perrigo Pharma International D.A.C and Roberto Khoury (filed herewith).

10.49*
Amendment No. 3 to Employment Agreement by and between the Company and Patrick Lockwood-Taylor, effective as of February 26, 2025 (incorporated by reference from Exhibit 10.1 on Form 8-K filed on February 26, 2025).

19	Insider Trading Policy (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

22	List of Guarantor Subsidiaries (filed herewith).

23	Consent of Ernst & Young LLP (filed herewith).

24	Power of Attorney (see signature page).

31	Rule 13a-14(a) Certifications (filed herewith).

32	Section 1350 Certifications (filed herewith).

97	Perrigo's Clawback Policy (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101.INS).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dublin, Ireland on February 28, 2025.

PERRIGO COMPANY PLC

By:	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby appoints Patrick Lockwood-Taylor, Eduardo Bezerra, and Charles Atkinson and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2024 necessary or advisable to enable Perrigo Company plc to comply with the Securities Exchange Act of 1934, or any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2024 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2025.

Signature	Title

/s/ Patrick Lockwood-Taylor	Chief Executive Officer and President
Patrick Lockwood-Taylor	(Principal Executive Officer)

/s/ Eduardo Bezerra	Chief Financial Officer
Eduardo Bezerra	(Principal Accounting and Financial Officer)

/s/ Orlando D. Ashford	Chairman of the Board
Orlando D. Ashford

/s/ Bradley A. Alford	Director
Bradley A. Alford

/s/ Julia Brown	Director
Julia Brown

/s/ Katherine Doyle	Director
Katherine Doyle

/s/ Adriana Karaboutis	Director
Adriana Karaboutis

/s/ Jeffrey B. Kindler	Director
Jeffrey B. Kindler

/s/ Albert A. Manzone	Director
Albert A. Manzone

/s/ Donal O'Connor	Director
Donal O'Connor

/s/ Geoffrey M. Parker	Director
Geoffrey M. Parker

/s/ Jonas Samuelson	Director
Jonas Samuelson