Form 10-Q
period 2025-03-29
PERRIGO Co plc
filed 2025-05-07
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2025

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

As of May 2, 2025, there were 137,477,306 ordinary shares outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: supply chain impacts on our business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; increased or new tariffs by the U.S. or foreign governments (and any retaliatory or reciprocal tariffs); the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business, including the Middle East; current and future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding our ability to obtain and maintain our regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; receipt of potential earnout payments in connection with the sale of the HRA Rare Diseases Business, and the sale of our Hospital and Specialty Business and the risk that potential costs or liabilities incurred or retained in connection with those transactions may exceed our estimates or adversely affect our business or operations; the risk that potential costs or liabilities incurred or retained in connection with the sale of our Rx business may exceed our estimates or adversely affect our business or operations; the consummation and success of other announced and unannounced acquisitions or dispositions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including our ability to achieve the expected benefits from our ongoing restructuring programs described herein. Adverse results with respect to pending litigation could have a material adverse impact on our operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2024, in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$1,043.9	$1,082.1
Cost of sales	651.6	724.4
Gross profit	392.3	357.7

Operating expenses
Distribution	22.8	24.9
Research and development	26.7	29.0
Selling	146.2	150.3
Administration	112.2	130.4
Impairment charges	3.1	—
Restructuring	29.4	44.3
Other operating (income) expense, net	5.0	34.0
Total operating expenses	345.4	412.9

Operating income (loss)	46.9	(55.2)

Interest expense, net	39.0	43.0
Other (income) expense, net	(0.4)	0.4
Income (loss) from continuing operations before income taxes	8.3	(98.6)
Income tax expense (benefit)	8.2	(102.7)
Income from continuing operations	0.1	4.1
Loss from discontinued operations, net of tax	(6.5)	(2.1)
Net income (loss)	$(6.4)	$2.0

Earnings (loss) per share
Basic
Continuing operations	$—	$0.03
Discontinued operations	(0.05)	(0.02)
Basic earnings (loss) per share	$(0.05)	$0.01
Diluted
Continuing operations	$—	$0.03
Discontinued operations	(0.05)	(0.02)
Diluted earnings (loss) per share	$(0.05)	$0.01

Weighted-average shares outstanding
Basic	137.7	136.6
Diluted	137.7	137.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income (loss)	$(6.4)	$2.0
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	113.5	(58.3)
Change in fair value of derivative financial instruments, net of tax	(21.2)	10.9
Change in post-retirement and pension liability, net of tax	(0.3)	(1.0)
Other comprehensive income (loss), net of tax	92.0	(48.4)
Comprehensive income (loss)	$85.6	$(46.4)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	March 29, 2025	December 31, 2024
Assets
Cash and cash equivalents	$409.9	$558.8
Accounts receivable, net of allowance for credit losses of $5.4 and $6.0, respectively	716.8	642.3
Inventories	1,155.0	1,081.8
Prepaid expenses and other current assets	229.0	199.0
Current assets held for sale	22.3	—
Total current assets	2,533.0	2,481.9
Property, plant and equipment, net	913.2	917.8
Operating lease assets	170.1	175.2
Goodwill and indefinite-lived intangible assets	3,380.5	3,325.4
Definite-lived intangible assets, net	2,456.7	2,423.7
Deferred income taxes	5.4	5.1
Other non-current assets	300.9	318.6
Total non-current assets	7,226.8	7,165.8
Total assets	$9,759.8	$9,647.7
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$502.3	$495.2
Payroll and related taxes	120.0	123.2
Accrued customer programs	142.6	133.3
Other accrued liabilities	253.8	238.7
Accrued income taxes	14.4	17.4
Current indebtedness	36.2	36.4
Current liabilities held for sale	4.5	—
Total current liabilities	1,073.8	1,044.2
Non-current liabilities
Long-term debt, less current portion	3,591.3	3,581.7
Deferred income taxes	189.2	203.2
Other non-current liabilities	541.5	499.2
Total non-current liabilities	4,322.0	4,284.1
Total liabilities	5,395.8	5,328.3
Contingencies - Refer to Note 16
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,692.9	6,733.9
Accumulated other comprehensive income	(70.4)	(162.4)
Retained earnings (accumulated deficit)	(2,258.5)	(2,252.1)
Total shareholders’ equity	4,364.0	4,319.4
Total liabilities and shareholders' equity	$9,759.8	$9,647.7

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	137.2	136.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2023	135.5	$6,837.5	$10.7	$(2,080.3)	$4,767.9
Net income	—	—	—	2.0	2.0
Other comprehensive loss	—	—	(48.4)	—	(48.4)
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	15.6	—	—	15.6
Cash dividends, $0.27 per share	—	(37.6)	—	—	(37.6)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(12.5)	—	—	(12.5)
Balance at March 30, 2024	136.3	$6,803.0	$(37.7)	$(2,078.3)	$4,687.0

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2024	136.5	$6,733.9	$(162.4)	$(2,252.1)	$4,319.4
Net loss	—	—	—	(6.4)	(6.4)
Other comprehensive income	—	—	92.0	—	92.0
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	11.6	—	—	11.6
Cash dividends, $0.29 per share	—	(40.6)	—	—	(40.6)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(12.0)	—	—	(12.0)
Balance at March 29, 2025	137.2	$6,692.9	$(70.4)	$(2,258.5)	$4,364.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash Flows From (For) Operating Activities
Net income (loss)	$(6.4)	$2.0
Adjustments to derive cash flows:
Depreciation and amortization	79.9	81.4
Restructuring charges	29.4	44.3
Share-based compensation	11.6	15.6
Impairment charges	3.1	—
Amortization of debt discount	2.2	0.4
Deferred income taxes	(3.1)	(11.0)
Other non-cash adjustments, net	(4.8)	(7.4)
Subtotal	111.9	125.3
(Decrease) increase in cash due to:
Accounts receivable	(65.2)	(51.9)
Inventories	(62.5)	10.6
Other accrued liabilities	(56.1)	30.6
Payroll and related taxes	(18.4)	(51.6)
Accrued income taxes	3.6	(81.6)
Prepaid expenses and other current assets	6.1	(1.7)
Accrued customer programs	6.4	18.2
Accounts payable	7.2	(16.7)
Other operating, net	2.5	17.4
Subtotal	(176.4)	(126.7)
Net cash for operating activities	(64.5)	(1.4)
Cash Flows From (For) Investing Activities
Proceeds from royalty rights	1.7	1.6
Asset acquisitions	(1.5)	—
Additions to property, plant and equipment	(25.5)	(25.1)
Other investing, net	(0.4)	—
Net cash for investing activities	(25.7)	(23.5)
Cash Flows From (For) Financing Activities
Payments on long-term debt	(8.8)	(9.8)
Cash dividends	(40.6)	(37.6)
Other financing, net	(12.4)	(13.0)
Net cash for financing activities	(61.8)	(60.4)
Effect of exchange rate changes on cash and cash equivalents	10.3	(7.5)
Net decrease in cash and cash equivalents	(141.7)	(92.8)
Cash and cash equivalents of continuing operations, beginning of period	558.8	751.3
Cash and cash equivalents held for sale, beginning of period	—	—
Less cash and cash equivalents held for sale, end of period	(7.2)	—
Cash and cash equivalents of continuing operations, end of period	$409.9	$658.5

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

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited Condensed Consolidated Financial Statements have been included and include our accounts and accounts of all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Some amounts in this report may not add or recalculate due to rounding.

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

Our segments reflect the way in which our chief operating decision maker ("CODM"), who is our Chief Executive Officer ("CEO"), makes operating decisions, allocates resources and manages the growth and profitability of the Company, and are each led by an Executive Vice President. Financial information related to our business segments and geographic locations can be found in Note 2 and Note 17.

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

	Three Months Ended
	March 29, 2025	March 30, 2024
Balance at beginning of period	$6.0	$7.8
Provision for credit losses, net	—	0.3
Receivables written-off	(0.9)	—
Recoveries collected	0.1	0.1
Currency translation adjustment	0.2	(0.1)
Balance at end of period	$5.4	$8.1

NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
CSCA
Upper Respiratory	$137.9	$130.3
Nutrition	104.8	90.6
Digestive Health	103.0	122.2
Pain and Sleep-Aids	76.6	82.6
Healthy Lifestyle	70.4	71.3
Oral Care	62.0	64.7
Skin Care	48.6	49.6
Women's Health	15.0	27.2
Vitamins, Minerals, and Supplements ("VMS")	1.6	4.2
Other CSCA(1)	0.8	1.4
Total CSCA	$620.7	$644.1
CSCI
Skin Care	$111.5	$114.7
Upper Respiratory	73.5	69.1
Healthy Lifestyle	66.6	64.6
Pain and Sleep-Aids	53.6	51.4
VMS	37.7	44.6
Women's Health	32.4	32.0
Oral Care	22.5	28.7
Digestive Health	9.6	9.5
Other CSCI(1)	15.9	23.3
Total CSCI	$423.1	$437.9
Total net sales	$1,043.9	$1,082.1
(1) Consists primarily of other miscellaneous or otherwise uncategorized product lines, none of which is greater than 10% of the segment net sales.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	March 29, 2025	December 31, 2024
Short-term contract assets	Prepaid expenses and other current assets	$38.2	$43.9

Perrigo Company plc - Item 1
Note 2
We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
U.S.	$609.3	$632.3
Europe(2)	412.3	419.7
All other countries(3)	22.3	30.1
Total net sales	$1,043.9	$1,082.1
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $11.0 million for the three months ended March 29, 2025, and $4.3 million for the three months ended March 30, 2024.
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

On March 10, 2025, the Company signed a definitive agreement to sell Richard Bittner Business AG, an Austrian contract manufacturing business (the "Richard Bittner Business") to HBI Health & Beauty Innovations Limited; as a result, such assets were classified as held for sale. The assets associated with this business were reported within our CSCI segment. As of March 29, 2025, we determined the carrying value of the net assets held for sale of this business exceeded their fair value, less costs to sell, resulting in a total impairment charge of $3.1 million, inclusive of a goodwill impairment charge of $1.2 million within our CSCI segment.

The assets and liabilities held for sale related to the Richard Bittner Business were reported within Current assets held for sale and Current liabilities held for sale on the Condensed Consolidated Balance Sheets. Net of impairment charges, the assets and liabilities of the Richard Bittner Business reported as held for sale as of March 29, 2025 totaled $22.3 million and $4.5 million, respectively.

The sale of the Richard Bittner Business was completed on April 11, 2025. Any gain (loss) on de-recognition will be recognized in the second quarter within Other (income) expense, net on the Condensed Consolidated Statement of Operations and is estimated to be minimal.

NOTE 4 - DISCONTINUED OPERATIONS

Our discontinued operations primarily consist of our former Rx segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “Rx business”).

In connection with the sale of the Rx business, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 16 under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris Capital Partners, LLC ("Altaris") obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. As of March 29, 2025, the loss accrual for litigation contingencies reflected on the Condensed Consolidated Balance Sheet in Other accrued liabilities included $13.5 million related to discontinued operations. A recovery receivable was recorded for fifty percent of this liability as of March 29, 2025. Pending the resolution of this litigation, we have not requested payments from Altaris related to the indemnity of these liabilities as of March 29, 2025.

Current and prior period reported net loss from discontinued operations primarily relates to the provision for litigation contingencies.

Perrigo Company plc - Item 1
Note 5

NOTE 5 - INVENTORIES

Major components of inventory were as follows (in millions):

	March 29, 2025	December 31, 2024
Finished goods	$700.3	$627.1
Work in process	237.8	233.3
Raw materials	216.9	221.4
Total inventories	$1,155.0	$1,081.8

NOTE 6 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	March 29, 2025	December 31, 2024
Fair value method(1)	Other non-current assets	$0.9	$0.8
Equity method	Other non-current assets	$57.2	$57.3
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the (income) expense recognized in earnings of our equity securities (in millions):

		Three Months Ended
Measurement Category	Income Statement Location	March 29, 2025	March 30, 2024
Fair value method	Other operating (income) expense, net	$(0.1)	$0.1
Equity method	Other operating (income) expense, net	$0.1	$0.6

NOTE 7 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	March 29, 2025	December 31, 2024
Operating	Operating lease assets	$170.1	$175.2
Finance	Other non-current assets	11.2	11.7
Total		$181.3	$186.9

Liabilities	Balance Sheet Location	March 29, 2025	December 31, 2024
Current
Operating	Other accrued liabilities	$27.5	$27.8
Finance	Current indebtedness	1.3	1.5
Non-Current
Operating	Other non-current liabilities	149.9	153.8
Finance	Long-term debt, less current portion	11.7	12.0
Total		$190.4	$195.1

Perrigo Company plc - Item 1
Note 7

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	March 29, 2025	December 31, 2024	March 29, 2025	December 31, 2024
CSCA	$87.8	$90.5	$11.2	$11.5
CSCI	30.6	31.0	—	—
Unallocated	51.7	53.7	—	0.2
Total	$170.1	$175.2	$11.2	$11.7

	Liabilities
	Operating		Financing
	March 29, 2025	December 31, 2024	March 29, 2025	December 31, 2024
CSCA	$91.7	$94.1	$12.9	$13.1
CSCI	36.2	36.7	0.1	0.2
Unallocated	49.5	50.8	—	0.2
Total	$177.4	$181.6	$13.0	$13.5

Expenses related to leases were as follows (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating leases(1)	$11.8	$11.6

Finance leases
Amortization	$0.5	$0.6
Interest	0.1	0.1
Total finance leases	$0.6	$0.7
(1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of March 29, 2025 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2025	$24.9	$1.4	$26.3
2026	29.4	1.6	31.0
2027	27.0	1.6	28.6
2028	19.7	1.6	21.3
2029	17.7	1.6	19.3
After 2029	89.6	7.4	97.0
Total lease payments	$208.3	$15.2	$223.5
Less: Interest	30.9	2.2	33.1
Present value of lease liabilities	$177.4	$13.0	$190.4

Perrigo Company plc - Item 1
Note 7

Our weighted average lease terms and discount rates are as follows:

	March 29, 2025	March 30, 2024
Weighted-average remaining lease term (in years)
Operating leases	9.38	9.72
Finance leases	8.89	9.43
Weighted-average discount rate
Operating leases	3.9%	3.3%
Finance leases	3.4%	3.5%

Our lease cash flow classifications are as follows (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9.2	$8.5
Operating cash flows for finance leases	$0.1	$0.1
Financing cash flows for finance leases	$0.5	$0.5

Leased assets obtained (used) in exchange for new finance lease liabilities	$—	$0.3
Leased assets obtained (used) in exchange for new operating lease liabilities	$0.6	$1.7

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2024	Impairments	Currency translation adjustments	March 29, 2025
CSCA(1)	$2,076.1	$—	$3.4	$2,079.5
CSCI(2)	1,244.1	(1.2)	52.8	1,295.7
Total goodwill	$3,320.2	$(1.2)	$56.2	$3,375.2
(1) We had accumulated goodwill impairments of $6.1 million as of March 29, 2025 and December 31, 2024.
(2) We had accumulated goodwill impairments of $969.6 million and $968.4 million as of March 29, 2025 and December 31, 2024, respectively.

Richard Bittner Business Goodwill

On March 10, 2025, the Company signed a definitive agreement to sell the Richard Bittner Business to HBI Health & Beauty Innovations Limited. As a result, we determined an impairment indicator existed and prepared a quantitative goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment charge of $1.2 million within our CSCI segment. On April 11, 2025, we completed the sale of the Richard Bittner Business to HBI Health & Beauty Innovations Limited (refer to Note 3 and Note 9).

Perrigo Company plc - Item 1
Note 8

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following(1) (in millions):

	March 29, 2025		December 31, 2024
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.4	$—	$3.3	$—
In-process research and development	1.9	—	1.9	—
Total indefinite-lived intangibles	$5.3	$—	$5.2	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$104.7	$62.2	$101.9	$59.5
Developed product technology, formulations, and product rights	345.0	232.6	341.5	227.2
Customer relationships and distribution networks	1,802.9	1,167.4	1,750.6	1,112.3
Trademarks, trade names, and brands	2,396.0	729.7	2,301.5	672.8
Non-compete agreements	2.1	2.1	2.1	2.1
Total definite-lived intangibles	$4,650.7	$2,194.0	$4,497.6	$2,073.9
Total intangible assets	$4,656.0	$2,194.0	$4,502.8	$2,073.9
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

We recorded amortization expense of $54.8 million and $58.4 million for the three months ended March 29, 2025 and March 30, 2024, respectively.

NOTE 9 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	March 29, 2025			December 31, 2024
Measured at fair value on a recurring basis:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$2.1	$—	$—	$5.5	$—
Cross-currency swaps	—	—	—	—	14.2	—
Interest rate swap agreements	—	5.3	—	—	9.3	—
Total assets	$—	$7.4	$—	$—	$29.0	$—
Liabilities:
Foreign currency forward contracts	$—	$5.6	$—	$—	$5.6	$—
Cross-currency swaps	—	98.5	—	—	46.8	—
Interest rate swap agreements	—	30.4	—	—	22.6	—
Total liabilities	$—	$134.5	$—	$—	$75.0	$—

Measured at fair value on a non-recurring basis:
Assets:
Contingent consideration(1)	$—	$—	$—	$—	$—	$34.5
Goodwill(2)	—	—	5.0	—	—	—
Assets held for sale, net(3)	—	—	12.8	—	—	—
Total assets	$—	$—	$17.8	$—	$—	$34.5
(1) During the year ended December 31, 2024, contingent consideration was recognized as a result of the divestiture of the Rare Diseases Business.
(2) During the three months ended March 29, 2025, goodwill within the Richard Bittner Business with a carrying value of $6.2 million was written down to a fair value of $5.0 million.
(3) We measured the net assets held for sale for impairment purposes and recorded a total impairment of $1.9 million, resulting in a net asset held for sale balance of $12.8 million (refer to Note 3).

Perrigo Company plc - Item 1
Note 9

There were no transfers within Level 3 fair value measurements during the three months ended March 29, 2025 or the year ended December 31, 2024 (refer to Note 10 for a discussion of derivatives).

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Goodwill

Richard Bittner Business

During the three months ended March 29, 2025, we prepared a goodwill impairment test utilizing the estimated closing consideration resulting from the definitive agreement to sell the Richard Bittner Business to HBI Health & Beauty Innovations Limited. We determined the carrying value of this business exceeded the fair value and recorded an impairment in the CSCI segment (refer to Note 8).

Assets (liabilities) held for sale, net

During the three months ended March 29, 2025, we classified the Richard Bittner Business disposal group as held for sale, prepared a fair value analysis and estimated remaining costs to sell. We determined the carrying value of the net assets held for sale exceeded the fair value less cost to sell and recorded an impairment in the CSCI segment (refer to Note 3).

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	March 29, 2025	December 31, 2024
Public Bonds	Level 1	Level 1
Carrying value (excluding discount)	$2,238.3	$2,221.8
Fair value	$2,118.1	$2,083.9

The fair values of our public bonds for all periods were based on quoted market prices.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, and variable rate long-term debt, approximate their fair value.

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

We have $1.2 billion notional amount of variable-to-fixed interest rate swaps used to economically hedge interest rate risk on a substantial portion of our Term A and Term B Loans (as defined in Note 11).The interest rate swaps were designated as cash flow hedges to fix the variable interest rate. As a designated cash flow hedge, changes in fair value will be deferred in AOCI and recognized within Interest expense, net when interest is paid on the Term A and Term B Loans.

As of March 29, 2025, the designated instruments used to hedge the exposure to variable interest on the Senior Secured Credit Facilities totaling $1.2 billion notional amount of which $487.5 million and $712.5 million notional amount are effective through April 2027 and April 2029, respectively.

In September 2024, we reduced our variable debt outstanding on the Senior Secured Credit Facilities, as a result, we discontinued hedge accounting on $300.0 million notional amount of variable-to-fixed interest rate swaps. To economically offset the impact of these undesignated instruments, we entered into $300.0 million notional amount of

Perrigo Company plc - Item 1
Note 10

offsetting fixed-for-variable interest rate swaps. Changes in fair value of the derivative instruments are recognized in Interest expense, net.

As of March 29, 2025, the undesignated economically offsetting interest rate swaps totaling $600.0 million are effective through April 2029.

Cross-currency Swaps

We have $2.3 billion notional amount fixed-for-fixed cross currency interest rate swaps designated as net investment hedges to hedge the EUR currency exposure of our investment in European operations. As designated net investment hedges, gains and losses related to the EUR spot exchange rate will be deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Condensed Consolidated Statements of Operations when the hedged EUR net investment is substantially liquidated. Gains and losses on excluded components (e.g., interest differentials) will be recorded in Interest expense, net on a systematic and rational basis.

As of March 29, 2025, the fixed-for-fixed cross currency swaps total $2.3 billion notional amount, of which $515.0 million, $1.0 billion, $300.0 million, $315.0 million, and $200.0 million notional amount is effective through March 2026, April 2027, September 2028, December 2030, and March 2033, respectively.

Other Hedging Instruments

The €350.0 million 2032 Notes (as defined in Note 11) are designated as a net investment hedge on our investment in European operations.

As a designated net investment hedge, gains and losses related to the EUR spot exchange rate will be deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Condensed Consolidated Statements of Operations when the hedged EUR net investment is substantially liquidated.

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	March 29, 2025	December 31, 2024
British Pound (GBP)	$109.6	$101.3
United States Dollar (USD)	74.4	97.9
European Euro (EUR)	52.6	54.9
Swedish Krona (SEK)	51.1	66.5
Danish Krone (DKK)	46.9	57.8
Polish Zloty (PLZ)	30.8	26.7
Chinese Yuan (CNH)	24.7	31.9
Canadian Dollar (CAD)	19.8	35.5
Norwegian Krone (NOK)	9.3	6.8
Hungarian Forint (HUF)	8.2	6.3
Other(1)	18.1	16.9
Total	$445.5	$502.5
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

Perrigo Company plc - Item 1
Note 10

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects. The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	March 29, 2025	December 31, 2024
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.3	$2.1
Cross-currency swaps	Other non-current assets	—	14.2
Interest rate swap agreements	Interest rate swap agreements	5.3	9.3
Total designated derivative assets		$6.6	$25.6
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.8	$3.4
Total non-designated derivatives		$0.8	$3.4
Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$3.0	$4.1
Cross-currency swaps	Other accrued liabilities	51.1	—
Cross-currency swaps	Other non-current liabilities	47.4	46.8
Interest rate swap agreements	Other non-current liabilities	17.5	9.0
Total designated derivative liabilities		$119.0	$59.9
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$2.6	$1.5
Interest rate swap agreements	Other non-current liabilities	12.9	13.6
Total non-designated derivative liabilities		$15.5	$15.1

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended
Non-Designated Derivatives	Income Statement Location	March 29, 2025	March 30, 2024
Foreign currency forward contracts	Other (income) expense, net	$(4.8)	$(2.1)
Interest rate swap agreements	Interest expense, net	$0.2	$—

Perrigo Company plc - Item 1
Note 10

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

		Gain or (Loss) Reclassified from AOCI into Earnings
		Related to Amounts Included in Effectiveness Testing		Related to Amounts Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI(1)	Location of Gain or (Loss)	Amount Reclassified(2)	Location of Gain or (Loss)	Amount Reclassified(2)
Three Months Ended March 29, 2025
Cash flow hedges
Interest rate swap agreements	$(11.1)	Interest expense, net	$4.7	Interest expense, net	$—
Foreign currency forward contracts	0.5	Net sales	—	Net sales	(0.1)
		Cost of sales	0.4	Cost of sales	0.1
Total Cash flow hedges	$(10.6)		$5.1		$—

Net investment hedges
Cross-currency swaps	$59.9			Interest expense, net	$9.4
Euro Notes Due 2032	(16.4)
Total Net investment hedges	$43.5				$9.4

Three Months Ended March 30, 2024
Cash flow hedges
Interest rate swap agreements	$33.5	Interest expense, net	$7.8	Interest expense, net	$—
Foreign currency forward contracts	0.9	Net sales	0.1	Net sales	(0.3)
		Cost of sales	—	Cost of sales	(0.2)
Total Cash flow hedges	$34.4		$7.9		$(0.5)

Net investment hedges
Cross-currency swaps	$48.9			Interest expense, net	$7.3
(1) Net income of $25.3 million is expected to be reclassified out of AOCI into earnings during the next 12 months.
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 13.

Perrigo Company plc - Item 1
Note 10

The classification and amount of gain/(loss) recognized in earnings on fair value and hedging relationships were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended March 29, 2025
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,043.9	$651.6	$39.0	$(0.4)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$0.4	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.1)	$0.1	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$4.7	$—

Three Months Ended March 30, 2024
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,082.1	$724.4	$43.0	$0.4

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain or (loss) reclassified from AOCI into earnings	$0.1	$—	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.3)	$(0.2)	$—	$—
Interest rate swap agreements
Amount of gain or (loss) reclassified from AOCI into earnings	$—	$—	$7.8	$—

Perrigo Company plc - Item 1
Note 11

NOTE 11 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

			March 29, 2025	December 31, 2024
Term loans
	Term A Loans due April 20, 2027(1)		$440.6	$446.9
	Term B Loans due April 20, 2029(1)		979.8	982.2
	Total term loans		$1,420.4	$1,429.1
Notes and Bonds
	Coupon	Due
	4.900%	June 15, 2030(2)	750.0	750.0
*	5.375%	September 30, 2032(3)	378.9	362.4
	6.125%	September 30, 2032(3)	715.0	715.0
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		2,238.3	2,221.8
Other financing			12.9	13.2
Unamortized premium (discount), net			(22.3)	(23.1)
Deferred financing fees			(21.8)	(22.9)
Total borrowings outstanding			3,627.5	3,618.1
	Current indebtedness		(36.2)	(36.4)
Total long-term debt less current portion			$3,591.3	$3,581.7
(1)    Discussed collectively herein as the "Senior Secured Credit Facilities".
(2)     The coupon rate noted above is as of March 29, 2025. This increased from 4.650% to 4.900% on payments starting after June 15, 2024, following a credit rating downgrade by S&P Global Ratings in the first quarter of 2024. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate which would result in an interest rate not to exceed 5.150% based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.
(3)    Discussed below collectively as the "2032 Notes".
* Debt denominated in euros subject to fluctuations in the euro-to-U.S. dollar exchange rate.

Note Issuances

On September 17, 2024, Perrigo Finance Unlimited Company ("Perrigo Finance"), a public unlimited company incorporated under the laws of Ireland and an indirect wholly-owned finance subsidiary of Perrigo whose primary purpose is to finance the business and operations of Perrigo and its affiliates, issued $715.0 million in aggregate principal amount of 6.125% Senior Notes due 2032 (the "USD Notes due 2032") and €350.0 million in aggregate principal amount of 5.375% Senior Notes due 2032 (the "Euro Notes due 2032" and together with the USD Notes due 2032, the "2032 Notes"). The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Perrigo and its subsidiaries that provide guarantees under Perrigo's Senior Secured Credit Facilities (as defined below). Net proceeds from the 2032 Notes were used to prepay a portion of the Term Loan B Facility (as defined below) on September 19, 2024 and the remaining proceeds were used to fund the redemption of $700.0 million of the 4.375% Notes due 2026 on October 2, 2024. As a result of the redemption, we recognized an extinguishment loss of $5.1 million during the third quarter of 2024 and an additional loss of $1.6 million in the fourth quarter of 2024.

Perrigo Company plc - Item 1
Note 11

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

On December 15, 2023, we and the Borrower entered into Amendment No. 1, an Incremental Assumption Agreement (the "Amendment") to the Credit Agreement. The Amendment provides for a fungible add on to the 2022 Term B Loans in an aggregate principal amount of $300.0 million (the "Incremental Term B Loans" and together with the 2022 Term B Loans, the “Term B Loans”). The terms of the Incremental Term B Loans, including pricing and maturity, are identical to the 2022 Term B Loans. The Term B Loans will mature on April 20, 2029. The net proceeds from the Incremental Term B Loans were used to settle the cash tender offer by Perrigo Finance for $300.0 million in aggregate principal amount of 3.900% Senior Notes due 2024 ("2024 Notes"). The tender offer was settled on December 15, 2023, and Perrigo Finance accepted for purchase $300.0 million of the 2024 Notes and paid approximately $295.1 million in aggregate cash consideration (excluding accrued interest). On December 15, 2024, we and the Borrower entered into Amendment No. 2 to the Credit Agreement, that provides for the refinancing of the Term B Loans outstanding under the Credit Agreement in the aggregate amount of $984.7 million.

The Senior Secured Credit Facilities are guaranteed, along with any hedging or cash management obligations entered into with a lender, by us, and certain of our direct and indirect wholly-owned subsidiaries organized in the United States, Ireland, Belgium and England and Wales (subject to certain exceptions) (the “Guarantor Subsidiaries”). Additionally, the Borrower and the Guarantor Subsidiaries provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 5.300% Notes due 2043 issued by the Company, and the Guarantor Subsidiaries, the Company and the Borrower provide full and unconditional guarantees, jointly and severally, on a senior unsecured basis, of the 4.900% Notes due 2030, the 6.125% USD Notes due 2032 and the 4.900% Notes due 2044 issued by Perrigo Finance.

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

During the three months ended March 29, 2025, principal repayments of $6.3 million and $2.5 million, respectively, were made on the Term Loan A Facility and Term Loan B Facility.

There were no borrowings outstanding under the Revolver as of March 29, 2025 or December 31, 2024.

We were in compliance with all the covenants under our debt agreements as of March 29, 2025.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no material borrowings outstanding under the overdraft facilities as of March 29, 2025 or December 31, 2024.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 7).

Perrigo Company plc - Item 1
Note 12

NOTE 12 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Numerator:
Income from continuing operations	$0.1	$4.1
Loss from discontinued operations, net of tax	(6.5)	(2.1)
Net income (loss)	$(6.4)	$2.0
Denominator:
Weighted average shares outstanding for basic EPS	137.7	136.6
Dilutive effect of share-based awards(1)	—	1.0
Weighted average shares outstanding for diluted EPS	137.7	137.6
(1) In the period of a net loss, diluted shares equal basic shares.

Shareholders' Equity

In October 2018, our Board of Directors authorized up to $1.0 billion of share repurchases with no expiration date, subject to the Board of Directors’ approval of the pricing parameters and amount that may be repurchased under each specific share repurchase program (the "2018 Authorization"). We did not repurchase any shares during the three months ended March 29, 2025 or March 30, 2024.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments, net of tax	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2024	$36.9	$(196.0)	$(3.3)	$(162.4)
OCI before reclassifications	(16.1)	113.5	(0.3)	97.1
Amounts reclassified from AOCI	(5.1)	—	—	(5.1)
Other comprehensive income (loss)	$(21.2)	$113.5	$(0.3)	$92.0
Balance at March 29, 2025	$15.7	$(82.5)	$(3.6)	$(70.4)
For additional details about the effect of the amounts reclassified from AOCI refer to Note 10.

Perrigo Company plc - Item 1
Note 13

The tax effects on the net activity related to each component of other comprehensive income (loss), were as follows (in millions):

	Three Months Ended
Tax (benefit) expense	March 29, 2025	March 30, 2024
Fair value of derivative financial instruments	$(3.9)	$6.1
Foreign currency translation adjustments	(18.7)	9.7
Post-employment plan adjustments	—	(0.1)
(Benefit) expense for income taxes related to other comprehensive income (loss)	$(22.6)	$15.7
Except for the tax effects of foreign currency translation adjustments related to our foreign-denominated notes and cross-currency interest rate swaps designated as net investment hedges (refer to Note 10), income taxes were not provided for foreign currency translation. Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in the Condensed Consolidated Statements of Shareholders' Equity rather than in the Condensed Consolidated Statements of Operations.

NOTE 14 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, asset impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	March 29, 2025
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Nutrition Network Optimization	Other Initiatives	Total
Beginning balance	$2.3	$1.6	$27.9	$—	$1.0	$32.8
Additional charges	4.7	—	8.2	16.5	—	29.4
Payments	(6.2)	—	(9.4)	—	(1.0)	(16.6)
Ending balance	$0.8	$1.6	$26.7	$16.5	$—	$45.6

	Three Months Ended
	March 30, 2024
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$0.7	$6.8	2.9	$1.8	$12.2
Additional charges	2.6	0.1	41.4	0.2	44.3
Payments	(2.4)	(0.3)	(6.9)	(1.1)	(10.7)
Non-cash adjustments	—	—	(4.8)	—	(4.8)
Ending balance	$0.9	$6.6	$32.6	$0.9	$41.0

The charges incurred during the three months ended March 29, 2025 were primarily associated with employee separation costs as a result of actions taken to optimize our nutrition network. The charges incurred during the three months ended March 30, 2024 were primarily associated with actions taken on Project Energize activities associated with employee separation and consulting fees.

Of the amount recorded during the three months ended March 29, 2025, $3.8 million was related to our CSCI segment and $20.1 million was related to our CSCA segment, and $5.5 million was related to our Unallocated segment. For CSCA, amounts were due primarily to Nutrition Network Optimization while CSCI and Unallocated segment amounts were due primarily to Project Energize. Of the amount recorded during the three months ended March 30, 2024, $15.5 million was related to our CSCI segment and $16.5 million was related to our CSCA

Perrigo Company plc - Item 1
Note 14

segment, and $12.3 million was related to our Unallocated segment. For all segments, amounts were due primarily to Project Energize.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $45.6 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year, with the exception of the entirety of all charges recorded for the Nutrition Network Optimization, which are recorded as a long term liability on the Condensed Consolidated Balance Sheets as they are not currently expected to be paid out until 2027.

NOTE 15 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended
March 29, 2025	March 30, 2024
99.0%	104.2%

The effective tax rate on the pre-tax income for the three months ended March 29, 2025, decreased when compared to the effective tax rate on the pre-tax loss for the three months ended March 30, 2024, primarily due to changes in the jurisdictional mix of earnings and impacts related to accounting for income taxes in interim reporting periods for 2024, offset by changes in our reserves for uncertain tax positions in 2025. For 2024, the accounting for income taxes in interim reporting periods resulted in a significant variation in the customary relationship between income tax expense and pre-tax book income which does not significantly impact 2025.

The Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. In particular, the OECD’s Pillar Two initiative introduces a global per-country minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in many of the jurisdictions in which we operate. We are in compliance with the OECD's Pillar Two framework. After a comprehensive assessment, we have determined that there is no material impact on our financial results as a result of these regulations.

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
Note 15

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

A bench trial was held during the period from May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $113.3 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the OTC medication is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court’s decision. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a United States Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on nearly identical ANDA issues as we have before the court. On August 1, 2023, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to the Third Circuit Court decision in Mylan v. Comm’r that ruled in favor of the taxpayer on nearly identical ANDA issues that we have before the court. On August 22, 2022, the parties filed a Notice of New Authority in the refund case alerting the court to a United States Court of Federal Claims decision in Actavis Laboratories v. United States that also ruled in favor of the taxpayer on the ANDA issues. The government appealed the Actavis Laboratories decision to the United States Court of Appeals for the Federal Circuit in December of 2022; oral argument was held on June 7, 2024, and the case decided on March 21, 2025, affirming the lower court's decision in favor of the taxpayer. On March 27, 2025, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to the Federal Circuit Court decision in Actavis Laboratories v. United States that ruled in favor of the taxpayer in nearly identical ANDA issues that we have before the court.

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

On December 2, 2021, the IRS commenced an audit of our federal income tax returns for the tax years ended December 31, 2015, through December 31, 2019, which remains ongoing. On March 12, 2025, the IRS issued a NOPA to reduce Perrigo U.S.’s deductible interest expense for the 2015 through 2018 tax years by $348.2 million,

Perrigo Company plc - Item 1
Note 15

using the same interest rates that we agreed with IRS Appeals for the 2014 and 2015 tax years, and a Closing Agreement is pending that, once fully executed, will resolve this issue with finality. We previously adjusted our reserves using such interest rates and, as a result, we are fully reserved for the adjustments specified in the NOPA.

Internal Revenue Service Audit of Athena Neurosciences, LLC, a U.S. Subsidiary

On December 22, 2016, we received a NOPA for the year ended December 31, 2011, denying the deductibility of settlement costs incurred in 2011 by Athena's parent company Elan Pharmaceuticals, Inc. ("EPI") related to illegal marketing of Zonegran by EPI's employees in the United States raised in a Qui Tam action under the U.S. False Claims Act. We strongly disagreed with the IRS' position on this issue. Because we believed that any concession on this issue in Appeals would be contrary to our evaluation of the issue and to avoid double taxation of the same income in the United States and Ireland, we pursued our remedies under the Mutual Agreement Procedure ("MAP") of the U.S. - Ireland Income Tax Treaty. On October 20, 2020, we requested Competent Authority assistance and the request was accepted. On April 14, 2025, we received a MAP Closing Letter from the IRS Office of Advance Pricing and Mutual Agreement advising that the U.S. and Ireland Competent Authorities reached a mutual agreement regarding the competent authority request filed by Athena. This mutual agreement is a favorable resolution of this matter and will have an immaterial impact on our financial statements.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of March 29, 2025. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of March 29, 2025, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.

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

Perrigo Company plc - Item 1
Note 16

and raising, maintaining, and fixing prices for various products. The vast majority of the lawsuits described in this paragraph have been consolidated in the In re Generic Pharmaceuticals Pricing Antitrust Litigation multidistrict litigation ("MDL") MDL No. 2724 (United States District Court for Eastern District of Pennsylvania).

The Court designated three sets of cases to proceed as the first phase of "bellwethers," meaning that they will proceed on a more expedited basis than the other cases in the MDL. Those cases are (a) class actions alleging "single drug" conspiracies involving Clobetasol and Clomipramine; and (b) the third Complaint filed by the State Attorneys General alleging an overarching conspiracy concerning various topical products (described below). Perrigo was initially named as a defendant in the Clobetasol class bellwether cases, but the classes voluntarily dismissed their claims against Perrigo relating to “single drug” conspiracies involving Clobetasol in May 2023. Discovery closed in the first phase of bellwether cases on October 2, 2023. Summary judgment motions in the State bellwether case were filed in September 2024, and briefing on those motions is complete. The court certified classes of direct and “end-user” customers of the products at issue on March 7, 2025.

On October 15, 2024, the Court selected the first multi-drug complaint brought by direct action plaintiff Humana, Inc., which names Perrigo as a defendant, to proceed as one of two cases in the second phase of bellwether cases in the MDL. No deadlines have been set for the second phase of bellwether cases, but the Court has indicated that they will proceed to trial after the trials in the first phase of bellwether cases have been completed. On December 18, 2024, the Court indicated that the initial trial in the first phase of bellwether cases in the MDL will begin on August 4, 2025, but no trial dates have been set for the second phase of the bellwether cases, or any of the other cases in the MDL.

State Attorney General Complaint

On June 10, 2020, the Connecticut Attorney General’s office filed a lawsuit on behalf of Connecticut and 50 other states and territories against Perrigo, 35 generic pharmaceutical manufacturers, and certain individuals (including two former Perrigo employees), alleging an overarching conspiracy to allocate customers and/or fix, raise, or stabilize prices of eighty products. This case is included among the “bellwether cases” designated to follow the expedited schedule described above. On April 19, 2024, this case was remanded from the MDL and transferred to the District of Connecticut. The court ordered three rounds of summary judgment briefing. Two rounds of briefing are complete, and the third round of summary judgment motions is due on July 9, 2025, with briefing of that round scheduled to complete on November 21, 2025. No trial date has been set for this case.

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

Hospitals Complaint

On June 30, 2023, a group of 150 hospitals filed a complaint against Perrigo and 35 other generic drug manufacturers alleging a conspiracy to fix, raise, or stabilize prices of 228 products. Perrigo's former Rx business made and sold 33 of these products. Most of the product conspiracies allegedly involving Perrigo focus on products that are the same as the products involved in other MDL complaints naming Perrigo. This case was transferred to the MDL on September 15, 2023 for all pre-trial proceedings. Responses to this complaint were filed on May 4, 2025. No other deadlines have been set in this case.

Self-Insured Employer Complaint

On April 4, 2024, nine corporate employers with self-insured health and benefit plans filed a complaint against Perrigo and 35 other generic drug manufacturers alleging a conspiracy to fix, raise, or stabilize prices of scores of generic drug products, most of which were neither made nor sold by Perrigo. The allegations in this complaint, and the products at issue, parallel the allegations in other complaints in the MDL. This case has been transferred into

Perrigo Company plc - Item 1
Note 16

the MDL for pretrial proceedings. Perrigo moved to dismiss the complaint on December 23, 2024. No other deadlines, including any trial date, have been set in this case.

At this stage, we cannot reasonably estimate the outcome or the liability if any, associated with the claims listed in the "Price-Fixing Lawsuits Related to the Company's Former Rx Business", section above, with the exception of the provision recorded during the three months ended March 29, 2025 (refer to Note 4). We intend to defend each of these lawsuits vigorously.

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

Perrigo Company plc - Item 1
Note 16

On April 5, 2024, the class plaintiffs filed papers seeking Court approval of a settlement between the alleged classes and the defendants for $97.0 million. Perrigo and the remaining individual defendant agreed to the proposed settlement without any concession of liability or wrongdoing. We recorded an additional loss provision of $34.0 million during the first quarter of 2024 as a result of the pending settlement. In May 2024, the Company funded the $97.0 million to an escrow account controlled by class counsel under Court supervision until final approval and relieved the corresponding liability from Other accrued liabilities on the Condensed Consolidated Balance Sheets as of June 29, 2024. On September 5, 2024, the Court granted final approval of the class action settlement and terminated the case with respect to Perrigo, its co-defendant, and other individuals who previously had been named as defendants. The expense is presented within Other operating (income) expense, net on the Condensed Consolidated Statements of Operations for the three months ended March 30, 2024.

In addition to the class action, at various times during the period from November 2017 to February 2021 more than 20 opt out cases were filed against us, and in some cases, Mr. Papa and Ms. Brown. Most of these cases were filed in the New Jersey federal court. Mediation efforts and settlement discussions occurred from time to time. As of the filing date of our 2024 Form 10-K, 13 of the pending opt out cases were resolved by settlements without any concession of liability by any of the defendants. There are currently six opt out cases in the District of New Jersey that have not been resolved (and a proceeding related to one purported opt out case in the Third Circuit federal appeals court). Settlement discussions in the six remaining District of New Jersey cases are ongoing at various stages. None of the six cases in the district court are in active litigation at this time. To the extent settlements cannot be achieved, we intend to defend these lawsuits vigorously. If litigation should resume, we anticipate that one or more of the opt out plaintiffs will take a position that the settlement of the Roofer’s case does not have any direct effect on the opt out cases discussed below. The six opt out cases assert factual allegations and claims that are similar to some or all of the factual allegations and claims in the class actions, but involve different evidence, expert witnesses, and theories of liability:

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

During the three months ended March 29, 2025, the Company engaged in mediation and settlement discussions in certain of the six opt out cases listed above, and we recorded a total loss provision of approximately $5.3 million during the three months ended March 29, 2025 as a result of reasonable estimates of probable loss regarding the remaining opt out cases listed above, which is included in the Other operating (income) expense, net on the Condensed Consolidated Statement of Operations. The remaining aggregate loss accrual for litigation contingencies is described below under "Contingencies Accruals."

Also, during the year ended December 31, 2024, the New Jersey federal court held that the plaintiffs in an additional purported opt out case (Sculptor Master Fund et al. v. Perrigo Company plc, et al. filed 2/16/2019) failed to opt out and therefore can only recover through the class action. The plaintiffs filed an appeal in the U.S. Court of Appeals for the Third Circuit. As of March 29, 2025, the parties have completed the briefing in this appellate case.

In addition, there was one opt out case brought under different legal theories in a Massachusetts State Court against the Company, Mr. Papa, and Ms. Brown with factual allegations that generally were similar to some of the factual allegations in the Amended Complaint in the Roofer's case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and added alleged Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. As previously reported in our 2024 Form 10-K, this case was resolved by a settlement without any concession of liability by the defendants.

Perrigo Company plc - Item 1
Note 16

In Israel (cases related to events in 2015-2017)

On June 28, 2017, a plaintiff filed a complaint in Tel Aviv District Court styled Israel Elec. Corp. Employees’ Educ. Fund v. Perrigo Company plc, et al. The lead plaintiff seeks to represent a class of shareholders who purchased Perrigo stock on the Tel Aviv exchange during the period from April 24, 2015 through May 3, 2017 and also a claim for those that owned shares on the final day of the Mylan tender offer (November 13, 2015). The complaint names as defendants the Company, Ernst & Young LLP (the Company’s auditor), and 11 current or former directors and officers of Perrigo (Judy Brown, Laurie Brlas, Jacqualyn Fouse, Ellen Hoffing, Joe Papa, Marc Coucke, Gary Cohen, Michael Jandernoa, Gerald Kunkle, Herman Morris, and Donal O’Connor). The complaint alleges violations under Israeli securities laws that are similar to U.S. Securities Exchange Act sections 10(b) (and Rule 10b‑5) and 14(e) against all defendants and 20(a) control person liability against the 11 individuals or, in the alternative, under other Israeli securities laws. In general, the allegations in Israel are similar to the factual allegations in the Roofer's case in the U.S. as described above. The plaintiff indicates an initial, preliminary class damages estimate of 2.7 billion NIS (approximately $760.0 million at 1 NIS = 0.28 cents). The plaintiff in this case agreed to stay this case pending the outcome of the Roofer's case in the U.S. (described above). The Israeli court approved the stay, and this case is now stayed. We intend to defend the lawsuit vigorously.

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

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of March 29, 2025, the Company has been named in approximately 180 individual lawsuits seeking compensatory and punitive damages. The Company has several defenses and continues to vigorously defend these lawsuits as well as explore various means of expeditiously resolving these claims. Trials for these lawsuits are currently scheduled throughout 2025 and 2026.

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

After the filing of Amended Complaints, on June 30, 2021, the Court again dismissed all claims against the retail and distributor defendants with prejudice and on July 8, 2021, the Court again dismissed all claims against the Company, this time with prejudice. Appeals of these dismissal orders to the U.S. Court of Appeals for the 11th Circuit have been filed. In December 2022, the Court granted in full the brand defendants' Daubert motions, finding that Plaintiffs' causation experts' opinions were unreliable and thus inadmissible. The Court later ruled that it was appropriate to apply the same expert causation standards to the retail and distributor defendants as well as the generic defendants, and the Court thereby ruled that its Daubert decision barring Plaintiffs' expert opinions applied equally to these defendants as well. Thus, the Court's rulings on both federal preemption and scientific causation grounds dismissed all claims against the Company on two independent grounds, and are also binding on all claims remaining in the MDL Census Registry. Appeals of these orders have been filed to the 11th Circuit. The Company continues to vigorously defend itself against such claims at the appellate level.

As noted above, the Company has won multiple motions to dismiss in the MDL, most recently in Illinois where the Circuit Court granted in full the Company's motions to dismiss based on federal preemption. The Company has also been dismissed from additional state court actions in California, Pennsylvania, Illinois, Ohio, New York, New Jersey, and Maryland. Plaintiffs elected not to appeal from any of those state-court dismissals, with the exception of Illinois. In April 2025, the Company reached a settlement in principle in the Illinois state court lawsuits, including in the sole case on appeal. The pending settlement is for an immaterial amount and is expected to be fully funded by insurance.

Other than the MDL and state court matters that have been dismissed at the trial court level, as of March 29, 2025, the Company was also named in approximately 190 personal injury lawsuits in the state of California. In November 2024, the Company reached a settlement in principle in each of remaining Ranitidine California state court lawsuits. The pending settlement is for an immaterial amount and is expected to be fully funded by insurance.

In March 2025, a New Mexico state court granted in full Perrigo’s Motion to Dismiss a ranitidine action against the Company by the New Mexico Attorney General based on nuisance and negligence theories for lack of personal jurisdiction. The New Mexico Attorney General has until May 8, 2025 to file an appeal. The Company will continue to vigorously defend this lawsuit. With the dismissal of the New Mexico action, there are no active lawsuits against the Company in respect of ranitidine at the trial court level, in state or federal court.

Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

Acetaminophen

In October 2022, the Judicial Panel on Multidistrict Litigation consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The acetaminophen MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL have asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. As of March 29, 2025, the Company has not been named as a defendant in any Complaints filed in the MDL. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability. On December 18, 2023, the Court granted in full defendants' motions to exclude testimony of Plaintiffs' general causation expert witnesses, finding Plaintiffs presented no credible evidence of scientific causation between prenatal ingestion of acetaminophen and ASD or ADHD in children. Final judgment has been entered as to the majority of pending cases with an appeal to proceed in the Second Circuit. A small minority of cases were exempted from the Court’s dismissal to enable Plaintiffs to present an additional expert to be evaluated through a similar process as the larger majority to determine if they can withstand scientific causation through this new expert. However, on July 10, 2024, the Court granted in full defendants' motion to exclude testimony of Plaintiffs' new general causation expert witness in this subset of carve out cases for similar reasons as the Court's December 2023 Order. Final judgment was entered against the Plaintiffs in those carve out cases, which have now been appealed to the Second Circuit. The

Perrigo Company plc - Item 1
Note 16

appeals before the Second Circuit are fully briefed and argument is likely to be scheduled for mid-2025. Currently, it is not possible to assess reliably the outcome of these cases or reasonably estimate any potential future financial impact on the Company.

Phenylephrine

In September 2023, the FDA’s Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine (PE) containing products as a nasal decongestant. While the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits were filed asserting various economic injury claims to consumers. These actions were consolidated into a multi-district litigation ("MDL") (In re: Oral Phenylephrine Marketing and Sales Practices Litigation, MDL No. 3089), pending before the U.S. District Court for the Eastern District of New York. The Court has permitted Plaintiffs to file a streamlined and consolidated bellwether Complaint for purposes of testing the Plaintiffs’ case and enabling briefing on threshold issues. Defendants filed a consolidated Motion to Dismiss and the Court heard oral argument on that motion in September 2024. On October 29, 2024, the Court dismissed in its entirety Plaintiffs’ Streamlined and Consolidated Bellwether Complaint, finding that all of Plaintiffs’ claims regarding PE were preempted by federal law, and further dismissing Plaintiffs’ RICO claims for lack of standing. Final judgment has been entered and a Notice of Appeal of the Court's dismissal to the Second Circuit was filed. Individual arbitrations with similar efficacy allegations have also been threatened or filed with the American Arbitration Association and are at a preliminary stage. A motion to compel arbitration filed in the Superior Court of California, County of Los Angeles (Case No. 25STCP00646) is currently being briefed.

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. Except as otherwise discussed for specific matters above, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. As of March 29, 2025, the loss accrual for litigation contingencies reflected on the Condensed Consolidated Balance Sheet in Other accrued liabilities was $50.1 million, inclusive of the remaining accrual for the securities litigation opt-out cases and the accrual related to Discontinued Operations. The Company also recorded a recovery receivable reflected on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets of $10.9 million as of March 29, 2025. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates, nor any assurance as to the amount of such final costs that will be covered by insurance as described below. In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

Insurance Coverage Litigation

In May 2021, insurers on multiple policies of D&O insurance filed an action in the High Court in Dublin against the Company and multiple current and former directors and officers of the Company seeking declaratory judgments on certain coverage issues. Those coverage issues include claims that policies for periods beginning in December 2015 (the "2015 Policy") and December 2016 (the "2016 Policy"), respectively, do not have to provide coverage for the securities actions described above pending in the District of New Jersey or in Massachusetts state court concerning the events of 2015-2017. The insurers on the policy period beginning December 2014 (the "2014 Policy") then provided coverage for those matters. However, if the insurers were successful, the total amount of insurance coverage available to defend such lawsuits and to satisfy any judgment or settlement costs thereunder would be limited to one policy period. The insurers’ lawsuit also challenged aspects of coverage for a prior derivative action filed in the District of New Jersey that was dismissed in August 2020. Perrigo responded in the High Court proceedings on November 1, 2021; Perrigo’s defense and counterclaim included its position that the 2015 Policy and 2016 Policy also provide coverage for the underlying securities litigation matters and sought a ruling to that effect. The discovery stage of the case occurred in 2022, and a bench trial was held in mid-November 2023. In January 2024, the High Court delivered its judgment rejecting the insurers' position that Perrigo's insurance

Perrigo Company plc - Item 1
Note 16

coverage is limited to the 2014 Policy. The High Court held additional hearings in April and July 2024 to hear the parties' submissions concerning under which of the 2014, 2015, and 2016 Policies Perrigo is entitled to coverage. The High Court delivered written judgments in January, May and July 2024, finding that coverage is available to Perrigo under each of the 2014 Policy, 2015 Policy and 2016 Policy. On October 18, 2024 the Court issued its final order on its three judgments, and the parties filed cross appeals of those three judgments in November and December 2024. On December 18, 2024, the parties reached a settlement providing for the full and final settlement of the insurance coverage litigation. Prior to the end of 2024, the Company received the insurers' $98 million payment in full satisfaction of the insurers' remaining liability under each of the policies in question, and the parties dismissed their cross appeals previously filed in the High Court litigation. The full amount was recorded as income within Other operating (income) expense, net on the Consolidated Statement of Operations for the year ended December 31, 2024.

NOTE 17 - SEGMENT AND GEOGRAPHIC INFORMATION

The tables below show select financial measures by reporting segment(1) (in millions):

	CSCA	CSCI	Unallocated	Total
March 29, 2025
Total assets	$4,533.4	$5,226.4	$—	$9,759.8
Property, plant and equipment, net	$758.8	$154.4	$—	$913.2

December 31, 2024
Total assets	$4,687.6	$4,960.1	$—	$9,647.7
Property, plant and equipment, net	$769.0	$148.8	$—	$917.8

	CSCA	CSCI	Unallocated	Total
Three Months Ended March 29, 2025
Net sales	$620.7	$423.1	$—	$1,043.9
Cost of sales	420.7	230.9	—	651.6
Gross profit	200.1	192.2	—	392.3
Gross margin	32.2%	45.4%	—%	37.6%
Operating expenses
Distribution	13.2	9.6	—	22.8
Research and development	15.1	11.6	—	26.7
Selling	56.8	89.3	—	146.2
Administration	30.9	35.3	46.1	112.2
Impairment charges	—	3.1	—	3.1
Restructuring	20.1	3.8	5.5	29.4
Other operating (income) expense, net	—	—	5.0	5.0
Total operating expenses	136.1	152.7	56.6	345.4

Operating income (loss)	$64.0	$39.6	$(56.6)	$46.9
Operating income %	10.3%	9.4%	NM	4.5%

Interest expense, net				39.0
Other (income) expense, net				(0.4)
Income (loss) from continuing operations before income taxes				8.3

	CSCA	CSCI	Unallocated	Total
Three Months Ended March 29, 2025
Capital expenditures	$14.9	$10.6	$—	$25.5
Depreciation/amortization	$35.3	$44.6	$—	$79.9

Perrigo Company plc - Item 1
Note 17

	CSCA	CSCI	Unallocated	Total
Three Months Ended March 30, 2024
Net sales	$644.1	$437.9	$—	$1,082.1
Cost of sales	490.6	233.8	—	724.4
Gross profit	153.5	204.2	—	357.7
Gross margin	23.8%	46.6%	—%	33.1%
Operating expenses
Distribution	13.4	11.4	—	24.9
Research and development	16.4	12.6	—	29.0
Selling	52.1	98.1	—	150.3
Administration	39.4	39.9	51.1	130.4
Restructuring	16.5	15.5	12.3	44.3
Other operating (income) expense, net	—	—	34.0	34.0
Total operating expenses	137.8	177.6	97.4	412.9

Operating income (loss)	$15.7	$26.5	$(97.4)	$(55.2)
Operating income %	2.4%	6.1%	NM	(5.1)%

Interest expense, net				43.0
Other (income) expense, net				0.4
Income (loss) from continuing operations before income taxes				(98.6)

	CSCA	CSCI	Unallocated	Total
Three Months Ended March 30, 2024
Capital expenditures	$18.2	$6.9	$—	$25.1
Depreciation/amortization	$33.2	$48.2	$—	$81.4
(1) Amounts may not add or recalculate due to rounding. Percentages are based on actuals.

Perrigo Company plc - Item 2
Executive Overview

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis ("MD&A") is intended to provide readers with an understanding of our financial condition, results of operations, and cash flows by focusing on changes in certain key measures from year to year. This MD&A is provided as a supplement to, and should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes found in Item 1 included in this Form 10-Q, and our Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). These historical financial statements may not be indicative of our future performance. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks referred to under “Risk Factors” in Item 1A of our 2024 Form 10-K and Part II. Item 1A of this Form 10-Q.

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

Perrigo works to fulfill its vision and purpose as a top-tier consumer self-care company with a focused portfolio based on consumer-led innovation, which meets societal needs for:

•Access: Perrigo's self-care products and solutions enhance the daily lives of millions of families, empowering them to take control of their health and wellness.
•Value: Perrigo delivers value by helping consumers proactively manage their well-being through affordable and effective self-care solutions.
•Reliability: Perrigo ensures the safety and effectiveness of its self-care solutions, best serving its consumers.

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

Perrigo's broad offerings are well diversified across several major product categories as well as across geographies, primarily in North America and Europe with no one product representing more than 5% of total revenue. In North America, Perrigo is the leading store brand private label provider of self-care products in many categories, including upper respiratory, nutrition and women's health, along with brands including Opill® and Mederma®. In Europe, our portfolio consists primarily of brands, including Compeed®, EllaOne®, Solpadeine®, Jungle Formula®, and ACO®.

Two key initiatives are fundamental to advancing our self-care strategy — our Supply Chain Reinvention Program, a global supply chain efficiency program, and Project Energize, a global investment and efficiency program. In addition, we continue to invest in other initiatives, including innovation, information systems and tools, and our people to drive consistent and sustainable results.

Perrigo’s unique complementary businesses enable each individually to play a specific reinforcing role, where 1) store brands and infant formula generate cash for investments into the Company’s key higher margin, higher growth or ‘High-Grow’ brands, 2) branding and innovation capabilities deliver brand and store brand demand generation designed to lead to stronger customer partnerships, 3) consumer-led innovation is scaled across brands, store

Perrigo Company plc - Item 2
Executive Overview

brands and geographies, and 4) the Company leverages its global supply chain scale and reach with 100-plus molecules, at 100% consumer price point coverage, to serve the most consumers.

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

Our Segments

Our reporting and operating segments reflect the way our chief operating decision maker, who is our Chief Executive Officer ("CEO"), makes operating decisions, allocates resources and manages the growth and profitability of the Company. Our reporting and operating segments are:

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

Recent Developments

•On January 6, 2025, Abbie Lennox was appointed as Executive Vice President and Chief Scientific Officer.
•In February 2025, Perrigo initiated the Nutrition Network Optimization project to optimize our manufacturing footprint, upgrade packaging capabilities, harmonize quality processes, and enhance our research and development capabilities. We plan to invest approximately $240 million into our infant formula production network over the next three years as a strategic move expected to provide substantial cash returns and secure this business over the long-term. However, as discussed below within Macroeconomic Uncertainty, we have deferred capital expenditures while seeking to minimize the overall impact on the project.
•On March 10, 2025, the Company signed a definitive agreement to sell Richard Bittner Business AG, an Austrian contract manufacturing business (the "Richard Bittner Business") to HBI Health & Beauty Innovations Limited; as a result, such assets were classified as held for sale. The assets associated with this business were reported within our CSCI segment. The sale of the Richard Bittner Business was completed on April 11, 2025.
•On May 5, 2025, one of our customers filed for bankruptcy. We have begun the process of evaluating the potential impact on our financial position, however we do not anticipate a loss, if any, to be material.

Perrigo Company plc - Item 2
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

Project Energize was initiated in the first quarter of 2024, subject to local law and consultation requirements, and is expected to deliver annualized pre-tax savings in the range of $140 million to $170 million by the end of 2026. The Company expects an annual reinvestment of approximately $40 million to $60 million of these savings to drive its business model. Restructuring and related charges associated with these actions are estimated to be in the range of $140 million to $160 million, including $20 million to $40 million in investments to enhance capabilities, and are expected to be substantially incurred by the end of 2026. Restructuring activities as part of Project Energize are expected to result in the net reduction of approximately 6% of total Perrigo roles. Refer to Item 1. Note 14 for further details on restructuring charges.

Nutrition Network Optimization

In 2025, Perrigo initiated the Nutrition Network Optimization project to optimize our infant formula manufacturing footprint, upgrade packaging capabilities, harmonize quality processes, and enhance our research and development capabilities. We plan to invest approximately $240 million into our infant formula production network over the next three years as a strategic move expected to provide substantial cash returns and secure this business over the long-term. By enhancing our production capabilities, we can achieve significant cost reductions through economies of scale and improved operational efficiencies, leading to higher margins. Additionally, this investment will position us well in the current evolving regulatory landscape, promoting compliance and reducing the risk of costly disruptions, while facilitating greater access of our essential products to more consumers.

As we expect cash generation from 2025 to 2027 to offset a piece of the investment, we anticipate recouping our investment within two years post project completion. Refer to Item 1. Note 14 for further details on restructuring charges.

Market Factors and Trends

Macroeconomic Uncertainty

Current macroeconomic conditions remain dynamic, including impacts from inflation and interest rates, volatile changes in foreign currency exchange rates, tariffs, political unrest and uncertainty and legislative and regulatory

Perrigo Company plc - Item 2
Executive Overview

changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows. As a result of these dynamic conditions and uncertainties, we have modified, and may further modify, our operations and strategic initiatives, including by adjusting our investment priorities, reallocating resources, or delaying specific initiatives, such as deferring capital expenditures on the Nutrition Network Optimization project and seeking further working capital improvements.

Current uncertainties arising from increased tariffs on imported products could have an adverse effect on our Company. In 2025, the U.S. government announced new or additional tariffs on products imported from all countries and individualized reciprocal tariffs on countries with which the U.S. has the largest trade deficits. While most of the individualized reciprocal tariffs have been suspended, as of May 7, 2025, there remains a global 10% baseline tariff on goods imported into the United States and a 125% individualized reciprocal tariff on products imported from China (both subject to sectoral exclusions, including for pharmaceutical materials). Accordingly, while the effective tariffs on our products vary, many of our non-pharmaceutical products imported from China, including in our Oral Care product category, are subject to a 145% tariff.

Based on current assessments, excluding any potential impact from pharmaceutical tariffs that may cover ingredients used in the manufacturing of OTC products, the Company estimates a gross increase to global cost of goods sold in 2025 beginning in the fourth quarter of more than 1%, or approximately $30 million to $40 million, and approximately 5.5%, or approximately $145 million to $155 million, on a full-year basis (high-single digit percentage to CSCA), 80% of which stems from CSCA's Oral Care product category, as approximately 50% of procured goods in the category are currently sourced from China. The Company plans to offset these impacts through a combination of strategic pricing actions, insourcing to its U.S.-based manufacturing facilities and other supply chain actions.

In addition, our interest expense is impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

For additional information, refer to Item 1A - Risk Factors.

Inflationary Costs and Supply Chain

Supply chain disruptions continue in specific categories such as agricultural commodities due to climate impacts, and with supply chain shortages due to the Middle East Conflict. Inflationary pressures are still a factor on cost in major economies globally across food, energy and labor. We continue to experience employment vacancies and attrition in the labor market which negatively impacts productivity and has driven the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures, such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have substantially offset the impacts of inflation to date. However, future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine, any escalating conflicts in the Middle East and neighboring regions and the impact of tariff and trade policy are uncertain.

Infant Formula

As part of its efforts to prevent supply interruptions and risk of Cronobacter spp. illnesses associated with powdered infant formula, in March 2023, the FDA released an “Immediate National Strategy to Increase the Resiliency of the U.S. Infant Formula Market” and issued a letter to the powdered infant formula industry to share information to assist the industry in improving the microbiologic safety of powdered infant formula. In response to those changes, we made considerable investments in all our infant formula manufacturing sites, including enhanced cleaning and sanitation protocols, enhancements to our environmental monitoring programs, enhanced quality oversight and increased the number of quality and operations personnel. These changes resulted in higher costs and lower manufacturing output and production yields across our infant formula network.

As previously disclosed, we received a warning letter from the FDA on August 30, 2023 relating to the Perrigo Wisconsin infant formula facility, which was acquired in November 2022. While we worked to resolve the issues raised in the August 30 letter, on November 29, 2023, we received notice from the FDA of additional inspection observations relating to Perrigo Wisconsin. Consistent with our commitment to quality, we temporarily paused all production at that facility and conducted an extended site-wide assessment and cleaning.

Perrigo Company plc - Item 2
Executive Overview

We also bolstered our internal resources and brought in additional outside expertise to help revise, enhance and strengthen comprehensive standards and processes across our infant formula network, including in some instances, pausing production for comprehensive cleaning and infrastructure improvements. All planned large-scale manufacturing plant resets have been completed, we have implemented quality enhancements, including further protocol, process and procedural improvements at the site level, and all sites are producing reliable, quality-assured product. Our focus is now on recovering store brand share and returning critical SKUs back to the shelves for consumers who need high-quality, affordable infant formula.

We have incurred and expect to incur certain extraordinary non-recurring costs associated with the remediation and enhancement actions described above and the evolving U.S. infant formula regulatory landscape, including consulting and legal fees relating to our responses to the FDA and the development and institution of new protocols across our infant formula manufacturing sites, as well as other costs relating to the extended cleaning and sanitization and the pausing and restarting of production. Cash costs to date to achieve this remediation plan are approximately $22.6 million.

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

Middle East Conflicts

We continue to closely monitor the ongoing conflict and the social, political and economic environment in Israel and in the surrounding region to evaluate the impacts on our operations and supply chain. Israel is a global technology research and development center that plays a critical role in the global Active Pharmaceutical Ingredients ("API") market, as a number of our key suppliers are located within Israel. The Company sources some raw materials and finished goods from suppliers in Israel for certain self-care products, including omeprazole. To date, Perrigo has confirmed that our suppliers in the region have active operations and continue to manufacture materials for us, and we have not received any reports of restrictions on imports or exports in Israel. However, there is potential for some disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. If the conflict spreads or materially escalates, or if the conflict leads to further volatility and uncertainty in financial markets or economic conditions, the impact on our business and results of operations could be material. For example, the recent escalation in military activity in the Red Sea region has the potential to disrupt supply chains and lead to further inflationary pressures which we are also continuing to monitor.

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

RESULTS OF OPERATIONS

Currency Translation

Any currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three months ended March 29, 2025 at the average exchange rates for the reporting period and average exchange rates for the three months ended March 30, 2024.

Perrigo Company plc - Item 2
Consolidated

CONSOLIDATED FINANCIAL RESULTS

	Three Months Ended
(in millions, except percentages)	March 29, 2025	March 30, 2024
Net sales	$1,043.9	$1,082.1
Gross profit	$392.3	$357.7
Gross profit %	37.6%	33.1%
Operating income	$46.9	$(55.2)
Operating income %	4.5%	(5.1)%

Net sales decreased $38.2 million, or 3.5%, due primarily to:
•$21.3 million decrease due to the prior year divestitures of the HRA Pharma Rare Diseases Business (the "Rare Diseases Business") and the Orion Laboratories Hospital & Specialty Business (the "Hospital & Specialty Business") and the sale of branded products within our CSCI segment;
•$12.6 million decrease from unfavorable foreign currency translation; and
•$4.3 million decrease, or 0.4%, due primarily to lower net sales in the Digestive Health category, a prior year benefit in the Women's Health category of $15.2 million from initial retailer stocking of Opill® which launched at the end of the prior year quarter, and $8.7 million from previously disclosed net lost distribution of lower margin products within U.S. Store Brand. These were partially offset by higher net sales in the Upper Respiratory category due primarily to higher incidence levels of cough cold compared to the prior year period and improved supply of key products, the Nutrition category stemming from recovery in the infant formula business, and the Healthy Lifestyle category led by strong momentum in smoking cessation brand NiQuitin®.

Operating income increased $102.1 million, or 185.0%, due primarily to:

•$34.6 million increase in gross profit driven by continuing recovery of the infant formula business generating $59.3 million more than the prior year period. This increase was partially offset by an $11.8 million impact from the divested Rare Diseases and Hospital and Specialty Businesses. Gross profit as a percentage of net sales increased 450 basis points compared to the prior year due to the same factors that drove gross profit.
•$67.5 million decrease in operating expenses due primarily to decreased securities litigation costs, decreased selling and administrative costs of $22.3 million due primarily to Project Energize and a decrease in restructuring costs associated primarily with Project Energize.

CONSUMER SELF-CARE AMERICAS FINANCIAL RESULTS

	Three Months Ended
(in millions, except percentages)	March 29, 2025	March 30, 2024
Net sales	$620.7	$644.1
Gross profit	$200.1	$153.5
Gross profit %	32.2%	23.8%
Operating income	$64.0	$15.7
Operating income %	10.3%	2.4%

Perrigo Company plc - Item 2
CSCA

Net sales decreased $23.4 million, or 3.6%, due primarily to:

•$23.0 million decrease, or 3.6%, due primarily to lower net sales in the Digestive Health category, a prior year benefit in the Women's Health category of $15.0 million from initial retailer stocking of Opill® which launched at the end of the prior year quarter, and $8.7 million from previously disclosed net lost distribution of lower margin products within U.S. Store Brand. These were partially offset by higher net sales in the Nutrition category of $14.5 million, stemming from recovery in the infant formula business, as well as higher net sales in the Upper Respiratory category due primarily to higher incidence levels of cough cold compared to the prior year period and improved supply of key products.

CSCA net sales by product category were as follows:

Sales	Three Months Ended
(in millions, except percentages)	March 29, 2025	March 30, 2024	$ Change	% Change
Upper Respiratory	$137.9	$130.3	$7.6	5.8%
Nutrition	104.8	90.6	14.1	15.7%
Digestive Health	103.0	122.2	(19.2)	(15.7)%
Pain and Sleep-Aids	76.6	82.6	(6.0)	(7.3)%
Healthy Lifestyle	70.4	71.3	(0.9)	(1.3)%
Oral Care	62.0	64.7	(2.7)	(4.2)%
Skin Care	48.6	49.6	(1.0)	(2.0)%
Women's Health	15.0	27.2	(12.1)	(44.9)%
Vitamins, Minerals, and Supplements ("VMS")	1.6	4.2	(2.6)	(61.9)%
Other CSCA	0.8	1.4	(0.6)	(42.9)%
Total CSCA	$620.7	$644.1	$(23.4)	(3.6)%

Sales in each category were driven primarily by:

•Upper Respiratory: Net sales of $137.9 million increased 5.8% due primarily to higher incidence levels of cough cold compared to the prior year quarter and higher net sales of the allergy products Nasonex®, Triamcinolone Acetonide and Fluticasone. This growth was partially offset by previously disclosed net lost distribution of lower margin products.
•Nutrition: Net sales of $104.8 million increased 15.7% due primarily to a 19% increase in net sales of infant formula products driven by continuing store brand infant formula business recovery partially offset by lower net sales in contract manufacturing and lower Good Start® brand sales to Canadian customers.
•Digestive Health: Net sales of $103.0 million decreased 15.7% due primarily to previously disclosed net lost distribution of lower margin products in U.S. Store Brand and lower consumption of proton pump inhibitors, including Omeprazole, Esomeprazole and Lansoprazole, despite Perrigo share gains. These impacts more than offset higher net sales of Polyethylene Glycol.
•Pain and Sleep-aids: Net sales of $76.6 million decreased 7.3% due primarily to previously disclosed net lost distribution of lower margin products partially offset by new business awards.
•Healthy Lifestyle: Net sales of $70.4 million decreased 1.3% due primarily to lower category consumption of nicotine replacement therapy products, despite new distribution and market share gains.
•Oral Care: Net sales of $62.0 million decreased 4.2% due to lower distribution at specific retail customers and lower net sales of Plackers® dental flossers, partially offset by higher net sales of store brands, particularly toothbrushes and flossers.
•Skin Care: Net sales of $48.6 million decreased 2.0% as growth in the Minoxidil franchise was more than offset by lower net sales of Mederma® due to service issues that are anticipated to alleviate in the second quarter of 2025.
•Women's Health: Net sales of $15.0 million decreased 44.9% due primarily to initial retailer stocking of Opill®, which launched at the end of the prior year quarter, of $15 million, or an impact to the category of 55.2%.

Perrigo Company plc - Item 2
CSCA

•VMS and Other: Net sales of $2.4 million decreased 57.1% due primarily to volume decline in the VMS category.
Operating income increased $48.3 million, or 307.6%, due primarily to:

•$46.6 million increase in gross profit driven by the recovery of the infant formula business generating $59.3 million more than the prior year period. This was partially offset by the impact of lower OTC net sales volumes resulting from a previous focus on production of higher margin products and unfavorable net pricing. Gross profit as a percentage of net sales increased 840 basis points compared to the prior year due to benefits from Project Energize and Supply Chain Reinvention programs, in addition to the same factors that benefited gross profit.
•$1.7 million decrease in operating expenses due primarily to lower administrative costs of $8.5 million due primarily to Project Energize. This decrease was partially offset by higher advertising and promotion investments and higher restructuring costs compared to the prior year.

CONSUMER SELF-CARE INTERNATIONAL FINANCIAL RESULTS

	Three Months Ended
(in millions, except percentages)	March 29, 2025	March 30, 2024
Net sales	$423.1	$437.9
Gross profit	$192.2	$204.2
Gross profit %	45.4%	46.6%
Operating income	$39.6	$26.5
Operating income %	9.4%	6.1%

Net sales decreased $14.8 million, or 3.4%, due primarily to:
•$21.3 million decrease due to the prior year divestitures of the Rare Diseases and Hospital and Specialty Businesses and the sale of branded products;
•$12.2 million decrease from unfavorable foreign currency translation; partially offset by
•$18.7 million increase, or 4.5%, due primarily to higher net sales of $11.4 million in the Upper Respiratory and Pain and Sleep-Aids categories, due primarily to higher incidence levels of cough cold compared to the prior year period and improved supply of key products, as well as higher net sales of $4.9 million in the Healthy Lifestyle category led by strong momentum in smoking cessation brand NiQuitin®, and $2.7 million from the Skin Care category led by brands Compeed® and Sebamed®, and earlier customer purchases ahead of the spring/summer season compared to the prior year period.

Perrigo Company plc - Item 2
CSCI

CSCI net sales by product category were as follows:

Sales	Three Months Ended
(in millions, except percentages)	March 29, 2025	March 30, 2024	$ Change	% Change
Skin Care	$111.5	$114.7	$(3.2)	(2.8)%
Upper Respiratory	73.5	69.1	4.4	6.4%
Healthy Lifestyle	66.6	64.6	2.0	3.1%
Pain and Sleep-Aids	53.6	51.4	2.2	4.3%
VMS	37.7	44.6	(6.9)	(15.5)%
Women's Health	32.4	32.0	0.4	1.3%
Oral Care	22.5	28.7	(6.2)	(21.6)%
Digestive Health	9.6	9.5	0.1	1.1%
Other CSCI	15.9	23.3	(7.4)	(31.8)%
Total CSCI	$423.1	$437.9	$(14.8)	(3.4)%
Sales in each category were driven primarily by:

•Skin Care: Net sales of $111.5 million decreased 2.8%, inclusive of a 3.4% unfavorable effect of currency translation, including the impact of -1.8% from divested businesses and exited product lines. Growth was led by brands Compeed® and Sebamed®, and earlier customer purchases ahead of the spring/summer season compared to the prior year.
•Upper Respiratory: Net sales of $73.5 million increased 6.4%, inclusive of a 2.7% unfavorable effect of currency translation, due primarily to higher cough cold seasonal sell-in activities, improved supply of a key product and slightly higher incidence levels of cough cold compared to the prior year quarter. In addition, growth in allergy products, including Beconase® and store brand allergy offerings, also added to growth.
•Healthy Lifestyle: Net sales of $66.6 million increased 3.1%, inclusive of a 4.5% unfavorable effect of currency translation, as strong momentum behind smoking cessation brand NiQuitin® were more than offset by lower category consumption in weight loss, impacting XLS Medical®, and parasites.
•Pain & Sleep-Aids: Net sales of $53.6 million increased 4.3%, inclusive of a 0.9% unfavorable effect of currency translation, as higher net sales of Solpadeine®, due primarily to improved supply, were partially offset by 3.7% from divested businesses and exited product lines.
•VMS: Net sales of $37.7 million decreased 15.5%, inclusive of a 2.6% unfavorable effect of currency translation, due primarily to deprioritization of the nutraceuticals portfolio.
•Women's Health: Net sales of $32.4 million increased 1.3%, inclusive of a 2.9% unfavorable effect of currency translation, due primarily to higher net sales of contraceptive products including ellaOne®, driven by market share gains.
•Oral Care: Net sales of $22.5 million decreased 21.6%, inclusive of a 1.5% unfavorable effect of currency translation, due primarily to lower net sales of store brand products.
•Digestive Health and Other: Net sales of $25.5 million decreased 22.3%, inclusive of a 1.5% unfavorable effect of currency translation, primarily due to the divestiture of the HRA Pharma Rare Diseases Business, which was partially offset by higher net sales of store brand digestive health products.
Operating income increased $13.1 million, or 49.4%, due primarily to:
•$12.0 million decrease in gross profit due primarily to the impact of the divested Rare Diseases and Hospital and Specialty Businesses of $11.8 million, as well as unfavorable impacts of $8.2 million from materials inflation and $5.8 million from unfavorable foreign currency translation. These factors were partially offset by strategic pricing actions and improved supply of key products. Gross profit as a percentage of net sales decreased 120 basis points compared to the prior year due to the same factors impacting gross profit, partially offset by favorable volume/mix towards higher margin products; and
•$24.9 million decrease in operating expenses due primarily to lower selling and administrative costs of $13.5 million due primarily to Project Energize, and lower restructuring costs of $11.7 million compared to the prior year period.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended
March 29, 2025	March 30, 2024
$56.6	$97.4

The decrease of $40.8 million in unallocated expenses during the three months ended March 29, 2025 compared to the prior year period was due primarily to a decrease in expenses for litigation as well as restructuring associated primarily with Project Energize.

Interest expense, net, and Other (income) expense, net

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Interest expense, net	$39.0	$43.0
Other (income) expense, net	$(0.4)	$0.4

The $4.0 million decrease in Interest Expense, net during the three months ended March 29, 2025 compared to the prior year period was due primarily to a decrease in interest expense associated with a decrease in outstanding borrowings under our Senior Secured Credit Facilities.

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended
March 29, 2025	March 30, 2024
99.0%	104.2%

The effective tax rate on the pre-tax income for the three months ended March 29, 2025 decreased when compared to the effective tax rate on the pre-tax loss for the three months ended March 30, 2024, primarily due to changes in the jurisdictional mix of earnings, and impacts related to accounting for income taxes in interim reporting periods for 2024, offset by changes in our reserves for uncertain tax positions in 2025. For 2024, the accounting for income taxes in interim reporting periods resulted in a significant variation in the customary relationship between income tax expense and pre-tax book income, which does not significantly impact 2025.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Overview

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate other available financing sources including term and revolving bank credit and securities offerings. In determining our future capital requirements, we regularly consider, among other factors, known trends and uncertainties, such as the war in Ukraine and conflicts in the Middle East, inflation and interest rates, the status of material contingent liabilities, recent financial market volatility, tariffs and potential tariff and trade policies and other uncertainties. Additionally, we have considered investments in capital expenditures related to the progression of infant formula plant investments, our Supply Chain Reinvention Program, and Project Energize. Subject to relevant restrictions under our debt agreements, our cash requirements for other purposes and other factors management deems relevant, we may from time to time use available funds to redeem, repurchase or refinance our debt in privately negotiated or open market transactions, by tender offer or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate (which may be below par).

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the war in Ukraine and conflicts in the Middle East, inflation and interest rates, the status of material contingent liabilities, financial market volatility, tariffs, potential tariff and trade policies or other uncertainties have a material impact on our capital requirements.

Cash and Cash Equivalents

(in millions)	March 29, 2025	December 31, 2024
Cash and cash equivalents	$409.9	$558.8
Working capital(1)	$1,067.7	$915.3

(1) Working capital represents current assets less current liabilities, excluding cash and cash equivalents, assets and liabilities held for sale and current indebtedness.

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

Cash Flows

The following table includes summarized cash flow activities:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024	$ Change
Net cash for operating activities	$(64.5)	$(1.4)	$(63.1)
Net cash for investing activities	(25.7)	(23.5)	(2.2)
Net cash for financing activities	(61.8)	(60.4)	(1.4)
Effect of exchange rate changes on cash and cash equivalents	10.3	(7.5)	17.8
Net decrease in cash and cash equivalents	$(141.7)	$(92.8)	$(48.9)

Net cash for Operating Activities

The $63.1 million decrease in operating cash flow was primarily driven by a decrease in cash flow from the change in net earnings after adjustments for items including depreciation and amortization, restructuring and share-based compensation partially offset by higher working capital, primarily related to litigation and restructuring payments.

Net cash for Investing Activities

Net cash for investing activities was comparable to the prior year period.

Net cash for Financing Activities

Net cash for financing activities was comparable to the prior year period.

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

On December 15, 2024, we and the Borrower entered into Amendment No. 2 to the Credit Agreement, that provides for the refinancing of the Term B Loans outstanding under the Credit Agreement in the aggregate amount of $984.7 million. Refer to Item 1. Note 11.

As of March 29, 2025 and December 31, 2024, we had $1,420.4 million and $1,429.1 million, respectively, outstanding under our Term Loan A Facility and Term Loan B Facility. Our short-term debt as of March 29, 2025 of $36.2 million is comprised of (i) amortization payments for the Term A Loans and the Term B Loans and (ii) lease payments.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in April 2027.

We were in compliance with all the covenants under our debt agreements as of March 29, 2025.

Other Financing

We have overdraft facilities available that we may use to support our cash management operations. There were no material borrowings outstanding under the overdraft facilities as of March 29, 2025 or December 31, 2024.

Leases

We had $190.4 million and $195.1 million of lease liabilities and $181.3 million and $186.9 million of lease assets as of March 29, 2025 and December 31, 2024, respectively. For information on our operating and finance lease obligations and the amount and timing of future payments refer to Item 1. Note 7.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Credit Ratings

Our credit ratings on March 29, 2025 were Ba2 (negative), BB- (stable), and BB (negative), by Moody's Investor Services, S&P Global Ratings ("S&P"), and Fitch Ratings Inc. ("Fitch"), respectively.

Credit rating agencies review their ratings periodically, and therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, there can be no assurance that our credit ratings will remain as disclosed above. Factors that can affect our credit ratings include, but are not limited to, changes in operating performance, the economic environment, our financial position, and changes in business strategy. If changes in our credit ratings were to occur, they could impact, among other things, future borrowing costs, access to capital markets, and vendor financing terms. A credit rating is not a recommendation to buy, sell or hold securities.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	March 29, 2025	December 31, 2024
Current assets	$1,730.2	$1,792.5
Non-current assets	$4,188.5	$4,284.5
Current liabilities	$760.6	$731.8
Non-current liabilities	$12,140.3	$12,144.5
Due to non-guarantors	$8,163.7	$8,131.3

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

Three Months Ended
March 29, 2025
Total revenues	$735.5
Gross profit	$222.3
Operating income (loss)	$(23.7)
Net income (loss)	$(131.7)
Revenue from non-guarantors	$88.1
Operating expenses to non-guarantors	$(1.8)
Other (income) expense to non-guarantors	$(60.1)

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

There were no material changes in contractual obligations as of March 29, 2025 from those provided in our 2024 Form 10-K.

Significant Accounting Policies

There have been no material changes to the significant accounting policies as disclosed in our 2024 Form 10-K.

Critical Accounting Estimates

The determination of certain amounts in our financial statements requires the use of estimates. These estimates are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable based on the currently available information, actual results could differ from the estimates we have used. There have been no material changes to the critical accounting estimates as disclosed in our 2024 Form 10-K.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative or qualitative disclosures found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our 2024 Form 10-K.

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 29, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.

Perrigo Company plc - Item 4
Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Item 1. Note 15 and Item 1. Note 16 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Our 2024 Form 10-K includes a detailed discussion of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in the Form 10-K, other than the risk factor as described below.

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

Recently, the U.S government imposed new and additional tariffs on a significant number of countries and threatened to further increase the scope and amount of tariffs in the event of retaliatory countermeasures. The future of existing tariffs, and the possibility for new tariffs, including tariffs specifically targeting pharmaceuticals, under which many of our U.S. OTC self-care products may be classified, remains uncertain. Through the first quarter of fiscal year 2025, these new tariffs and trade policies have not had a significant impact on our results of operations. However, as currently in effect, the impact of these new tariffs is expected to materially increase the cost of goods for our products and materials sourced from other countries, particularly China. We expect that the tariffs, as currently in effect, will have a material impact on our U.S. business, particularly our U.S. Oral Care product category, as approximately 50% of procured goods in the category are currently sourced from China. As a result of these dynamic conditions and uncertainties, we have modified, and may further modify, our operations and strategic initiatives, including by adjusting our investment priorities, reallocating resources, or delaying specific initiatives, such as deferring capital expenditures on the Nutrition Network Optimization project and seeking further working capital improvements. If we are unable to mitigate these increased costs through supply chain adjustments, pricing strategies or other measures, these costs, as well as the costs incurred in implementing these measures, could have a material adverse impact on our results of operations and cash flows from operations. Refer to Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview for further information.

We cannot predict the extent to which other countries will impose duties, tariffs, taxes or other similar restrictions upon the import or export of goods and materials in the future, nor can we predict future U.S. trade policy or the terms of any renegotiated trade agreements and their impact on our business. Similarly, we cannot predict which of our products will be impacted by tariffs or eligible for exceptions under existing or future trade agreements. In addition, in response to tariffs announced by the United States, other countries have implemented, and may implement additional, retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technology exchanges, and other economic activities between major international economies. In addition, elevated tariffs or trade restrictions, or the expectation of such changes, could increase inflation or unemployment and reduce consumers' disposable income and spending. The occurrence of any of the

Perrigo Company plc - Item 1A
Risk Factors

foregoing could result in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business and financial condition.

Additionally, we are subject to periodic reviews and audits by governmental authorities responsible for administering import and export regulations. To the extent that we are unable to successfully defend against an audit or review, we may be required to pay assessments, penalties, and increased duties.

Certain of our facilities operate in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board, which allows us certain tax advantages on products and raw materials shipped through these facilities. Recent tariffs imposed by the U.S. government, as currently in effect, eliminated our ability to utilize the Foreign Trade Zone for certain of our products. If the Foreign Trade Zone Board were to revoke the sub-zone designation or further limit our use, we could be subject to additional increased duties.

Although we believe that we conduct our business in compliance with applicable anti-corruption, anti-bribery and economic sanctions laws, if we are found not to be in compliance with such laws or other anti-corruption laws, we could be subject to governmental investigations, legal or regulatory proceedings, substantial fines, and/or other legal or equitable penalties. This risk increases in locations outside of the U.S., particularly in locations that have not previously had to comply with the FCPA, U.K. Bribery Act 2010, Irish Criminal Justice (Corruption Offenses) Act 2018, and similar laws.

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 29, 2025, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1
Certificate of Incorporation of Perrigo Company plc (formerly known as Perrigo Company Limited) (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 19, 2013).

3.2	Memorandum and Articles of Association of Perrigo Company plc, as amended and restated (filed herewith).

10.1*
Amended & Restated Employment Agreement dated as of February 26, 2025, by and between the Company and Patrick Lockwood-Taylor (incorporated by reference from Exhibit 10.1 on Form 8-K filed on February 26, 2025).

10.2	Forms of OI Performance-Based Restricted Stock Unit Award Agreement (filed herewith).

10.3	Forms of rTSR Performance-Based Restricted Stock Unit Award Agreement (filed herewith).

10.4	Forms of Service-Based Restricted Stock Unit Award Agreement (filed herewith).

10.5	Forms of Performance-Based and Service-Based Restricted Stock Unit Award Agreements for Patrick Lockwood-Taylor (filed herewith).

22	List of Guarantor Subsidiaries (filed herewith).

31.1	Rule 13a-14(a) Certification by Patrick Lockwood-Taylor, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Eduardo Bezerra, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Perrigo Company plc - Item 6
Exhibits

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).
*Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	May 7, 2025	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 7, 2025	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)