Form 10-Q
period 2025-09-27
PERRIGO Co plc
filed 2025-11-05
CIK 1585364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
 FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2025

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

As of October 31, 2025, there were 137,624,009 ordinary shares outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, including: our ability to complete the proposed divestment of the Dermacosmetics branded business, receipt of works council and regulatory approval regarding the transaction, performance by counterparties to the transaction and the likelihood of satisfying the deferred payment milestones associated with the transaction, supply chain impacts on our business, including those caused or exacerbated by armed conflict, trade and other economic sanctions and/or disease; general economic, credit, and market conditions; increased or new tariffs by the U.S. or foreign governments (and any retaliatory or reciprocal tariffs) and changes in global trade relations; the impact of the war in Ukraine and any escalation thereof, including the effects of economic and political sanctions imposed by the United States, United Kingdom, European Union, and other countries related thereto; the outbreak or escalation of conflict in other regions where we do business, including the Middle East; current and future impairment charges, if we determine that the carrying amount of specific assets may not be recoverable from the expected future cash flows of such assets; customer acceptance of new products; competition from other industry participants, some of whom have greater marketing resources or larger market shares in certain product categories than we do; pricing pressures from customers and consumers; resolution of uncertain tax positions and any litigation relating thereto, ongoing or future government investigations and regulatory initiatives; uncertainty regarding our ability to obtain and maintain our regulatory approvals; potential costs and reputational impact of product recalls or sales halts; potential adverse changes to U.S. and foreign tax, healthcare and other government policy; the effect of epidemic or pandemic disease; the timing, amount and cost of any share repurchases (or the absence thereof) and/or any refinancing of outstanding debt at or prior to maturity; fluctuations in currency exchange rates and interest rates; receipt of potential earnout payments in connection with the sale of the HRA Rare Diseases Business and the risk that potential costs or liabilities incurred or retained in connection with this transaction may exceed our estimates or adversely affect our business or operations; the risk that potential costs or liabilities incurred or retained in connection with the sale of our Rx business may exceed our estimates or adversely affect our business or operations; the consummation and success of other announced and unannounced acquisitions or dispositions, and our ability to realize the desired benefits thereof; and our ability to execute and achieve the desired benefits of announced cost-reduction efforts and other strategic initiatives and investments, including our ability to achieve the expected benefits from our ongoing restructuring programs described herein. Adverse results with respect to pending litigation could have a material adverse impact on our operating results, cash flows and liquidity, and could ultimately require the use of corporate assets to pay damages, reducing assets that would otherwise be available for other corporate purposes. These and other important factors, including those discussed in our Form 10-K for the year ended December 31, 2024, in this report under “Risk Factors” and in any subsequent filings with the United States Securities and Exchange Commission, may cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements in this report are made only as of the date hereof, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Perrigo Company plc - Item 1
PART I.     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,043.3	$1,087.5	$3,143.5	$3,235.1
Cost of sales	666.2	683.1	2,011.2	2,078.3
Gross profit	377.1	404.4	1,132.3	1,156.8

Operating expenses
Distribution	24.2	25.2	70.6	74.7
Research and development	24.9	26.0	73.6	84.4
Selling	127.3	129.4	409.9	429.8
Administration	94.2	116.9	319.4	373.3
Impairment charges	—	16.2	4.6	50.3
Restructuring	20.8	16.8	58.9	98.1
Other operating (income) expense, net	13.1	(6.5)	30.4	47.5
Total operating expenses	304.5	324.0	967.4	1,158.1

Operating income (loss)	72.6	80.4	164.9	(1.3)

Interest expense, net	40.6	57.6	119.2	144.7
Other (income) expense, net	9.6	(4.1)	11.9	(0.5)
Loss on extinguishment of debt	—	5.1	—	5.2
Income (loss) from continuing operations before income taxes	22.4	21.8	33.8	(150.7)
Income tax expense (benefit)	9.7	39.4	21.5	(31.5)
Income (loss) from continuing operations	12.7	(17.6)	12.3	(119.2)
Loss from discontinued operations, net of tax	(5.2)	(3.4)	(19.6)	(8.1)
Net income (loss)	$7.5	$(21.0)	$(7.3)	$(127.3)

Earnings (loss) per share
Basic
Continuing operations	$0.09	$(0.13)	$0.09	$(0.87)
Discontinued operations	(0.04)	(0.02)	(0.14)	(0.06)
Basic earnings (loss) per share	$0.05	$(0.15)	$(0.05)	$(0.93)
Diluted
Continuing operations	$0.09	$(0.13)	$0.09	$(0.87)
Discontinued operations	(0.04)	(0.02)	(0.14)	(0.06)
Diluted earnings (loss) per share	$0.05	$(0.15)	$(0.05)	$(0.93)

Weighted-average shares outstanding
Basic	138.5	137.5	138.2	137.3
Diluted	138.9	137.5	138.8	137.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$7.5	$(21.0)	$(7.3)	$(127.3)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(20.9)	73.7	261.0	1.2
Change in fair value of derivative financial instruments, net of tax	15.8	(9.5)	(28.2)	(0.3)
Change in post-retirement and pension liability, net of tax	(0.3)	(0.2)	(0.8)	(1.8)
Other comprehensive income (loss), net of tax	(5.4)	64.0	232.0	(0.9)
Comprehensive income (loss)	$2.1	$43.0	$224.7	$(128.2)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 27, 2025	December 31, 2024
Assets
Cash and cash equivalents	$432.1	$558.8
Accounts receivable, net of allowance for credit losses of $6.6 and $7.4, respectively	644.4	642.3
Inventories	1,227.0	1,081.8
Prepaid expenses and other current assets	295.2	199.0
Current assets held for sale	280.5	—
Total current assets	2,879.2	2,481.9
Property, plant and equipment, net	902.8	917.8
Operating lease assets	170.1	175.2
Goodwill and indefinite-lived intangible assets	3,365.8	3,325.4
Definite-lived intangible assets, net	2,400.1	2,423.7
Deferred income taxes	64.2	5.1
Other non-current assets	301.8	318.6
Total non-current assets	7,204.8	7,165.8
Total assets	$10,084.0	$9,647.7
Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$469.7	$495.2
Payroll and related taxes	122.7	123.2
Accrued customer programs	109.9	133.3
Other accrued liabilities	363.1	238.7
Accrued income taxes	5.9	17.4
Current indebtedness	36.6	36.4
Current liabilities held for sale	37.4	—
Total current liabilities	1,145.3	1,044.2
Non-current liabilities
Long-term debt, less current portion	3,608.1	3,581.7
Deferred income taxes	194.4	203.2
Other non-current liabilities	689.7	499.2
Total non-current liabilities	4,492.2	4,284.1
Total liabilities	5,637.5	5,328.3
Contingencies - Refer to Note 17
Shareholders’ equity
Controlling interests:
Preferred shares, $0.0001 par value per share, 10 shares authorized	—	—
Ordinary shares, €0.001 par value per share, 10,000 shares authorized	6,636.3	6,733.9
Accumulated other comprehensive income (loss)	69.6	(162.4)
Retained earnings (accumulated deficit)	(2,259.4)	(2,252.1)
Total shareholders’ equity	4,446.5	4,319.4
Total liabilities and shareholders' equity	$10,084.0	$9,647.7

Supplemental Disclosures of Balance Sheet Information
Preferred shares, issued and outstanding	—	—
Ordinary shares, issued and outstanding	137.6	136.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2023	135.5	$6,837.5	$10.7	$(2,080.3)	$4,767.9
Net income (loss)	—	—	—	2.0	2.0
Other comprehensive (loss)	—	—	(48.4)	—	(48.4)
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	15.6	—	—	15.6
Cash dividends, $0.27 per share	—	(37.6)	—	—	(37.6)
Shares withheld for payment of employees' withholding tax liability	(0.4)	(12.5)	—	—	(12.5)
Balance at March 30, 2024	136.3	$6,803.0	$(37.7)	$(2,078.3)	$4,687.0

Net income (loss)	—	—	—	(108.4)	(108.4)
Other comprehensive (loss)	—	—	(16.5)	—	(16.5)
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	23.4	—	—	23.4
Cash dividends, $0.27 per share	—	(38.3)	—	—	(38.3)
Shares withheld for payment of employees' withholding tax liability	—	(1.9)	—	—	(1.9)
Balance at June 29, 2024	136.4	$6,786.2	$(54.2)	$(2,186.7)	$4,545.3

Net income (loss)	—	—	—	(21.0)	(21.0)
Other comprehensive income	—	—	64.0	—	64.0
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	16.6	—	—	16.6
Cash dividends, $0.27 per share	—	(38.3)	—	—	(38.3)
Shares withheld for payment of employees' withholding tax liability	—	(0.6)	—	—	(0.6)
Balance at September 28, 2024	136.5	$6,763.9	$9.8	$(2,207.7)	$4,566.0

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share amounts)
(unaudited)

	Ordinary Shares Issued		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at December 31, 2024	136.5	$6,733.9	$(162.4)	$(2,252.1)	$4,319.4
Net income (loss)	—	—	—	(6.4)	(6.4)
Other comprehensive income	—	—	92.0	—	92.0
Restricted stock plan	1.2	—	—	—	—
Compensation for restricted stock	—	11.6	—	—	11.6
Cash dividends, $0.29 per share	—	(40.6)	—	—	(40.6)
Shares withheld for payment of employees' withholding tax liability	(0.5)	(12.0)	—	—	(12.0)
Balance at March 29, 2025	137.2	$6,692.9	$(70.4)	$(2,258.5)	$4,364.0

Net income (loss)	—	—	—	(8.4)	(8.4)
Other comprehensive income	—	—	145.4	—	145.4
Restricted stock plan	0.6	—	—	—	—
Compensation for restricted stock	—	16.8	—	—	16.8
Cash dividends, $0.29 per share	—	(39.8)	—	—	(39.8)
Shares withheld for payment of employees' withholding tax liability	(0.2)	(5.7)	—	—	(5.7)
Balance at June 28, 2025	137.6	$6,664.2	$75.0	$(2,266.9)	$4,472.3

Net income (loss)	—	—	—	7.5	7.5
Other comprehensive income	—	—	(5.4)	—	(5.4)
Restricted stock plan	0.1	—	—	—	—
Compensation for restricted stock	—	13.9	—	—	13.9
Cash dividends, $0.29 per share	—	(40.7)	—	—	(40.7)
Shares withheld for payment of employees' withholding tax liability	(0.1)	(1.1)	—	—	(1.1)
Balance at September 27, 2025	137.6	$6,636.3	$69.6	$(2,259.4)	$4,446.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

Perrigo Company plc - Item 1
PERRIGO COMPANY PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash Flows From (For) Operating Activities
Net income (loss)	$(7.3)	$(127.3)
Adjustments to derive cash flows:
Depreciation and amortization	251.6	245.6
Restructuring charges	54.5	43.1
Share-based compensation	41.6	44.5
Impairment charges	4.6	50.3
Amortization of debt discount	6.7	1.1
Settlement of interest rate derivatives	—	41.2
Dedesignation of interest rate swap agreements	—	14.4
Deferred income taxes	(14.0)	(13.5)
(Gain) loss on sale of assets	—	(26.0)
Loss (gain) on sale of business	1.6	(5.8)
Amortization on hedging instruments	(18.3)	8.8
Other non-cash adjustments, net	2.0	10.4
Subtotal	323.0	286.8
(Decrease) increase in cash due to:
Inventories	(143.7)	(14.7)
Accrued income taxes	(51.4)	(134.6)
Payroll and related taxes	(38.7)	(73.9)
Accounts payable	(33.1)	(4.9)
Accrued customer programs	(24.8)	2.0
Other accrued liabilities	2.3	22.4
Accounts receivable	4.6	(69.3)
Other long term liabilities	11.3	14.9
Prepaid expenses and other current assets	13.6	0.5
Other operating, net	—	21.1
Subtotal	(259.9)	(236.5)
Net cash from operating activities	63.1	50.3
Cash Flows From (For) Investing Activities
Net proceeds from sale of businesses	14.4	205.5
Proceeds from sale of assets	—	33.3
Proceeds from royalty rights	3.2	3.5
Asset acquisitions	(1.5)	—
Additions to property, plant and equipment	(66.6)	(80.6)
Settlement of foreign currency derivatives	—	(45.8)
Other investing, net	(0.4)	—
Net cash (for) from investing activities	(50.9)	115.9
Cash Flows From (For) Financing Activities
Issuances of long-term debt	—	1,092.7
Payments on long-term debt	(26.1)	(420.4)
Cash dividends	(119.4)	(112.9)
Shares used to settle taxes	(18.8)	(15.0)
Other financing, net	(1.8)	(1.3)
Net cash (for) from financing activities	(166.1)	543.1
Effect of exchange rate changes on cash and cash equivalents	29.5	2.9
Net (decrease) increase in cash and cash equivalents	(124.4)	712.2
Cash and cash equivalents of continuing operations, beginning of period	558.8	751.3
Cash and cash equivalents held for sale, beginning of period	—	—
Less cash and cash equivalents held for sale, end of period	(2.3)	—
Cash and cash equivalents of continuing operations, end of period	$432.1	$1,463.5

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

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Balance at beginning of period	$6.5	$7.6	$7.4	$7.8
Provision for credit losses, net	0.5	0.2	2.7	1.0
Receivables written-off	(0.5)	(0.6)	(4.2)	(1.4)
Recoveries collected	0.1	—	0.2	—
Currency translation adjustment	—	0.3	0.5	0.1
Balance at end of period	$6.6	$7.5	$6.6	$7.5

NOTE 2 - REVENUE RECOGNITION

The following is a summary of our net sales by category (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
CSCA
Upper Respiratory	$129.2	$120.9	$390.4	$370.0
Digestive Health	105.5	113.5	318.3	361.7
Nutrition	99.8	127.1	300.1	303.8
Pain and Sleep-Aids	88.6	87.7	245.4	251.9
Healthy Lifestyle	77.5	80.9	221.5	221.3
Oral Care	62.8	66.9	184.8	204.8
Skin Care	58.9	51.9	165.2	158.6
Women's Health	19.0	18.0	52.7	62.0
Vitamins, Minerals, and Supplements ("VMS")	2.1	3.5	5.9	13.0
Other CSCA(1)	2.2	0.7	4.0	2.4
Total CSCA	$645.6	$671.3	$1,888.3	$1,949.5
CSCI
Skin Care	$91.7	$91.0	$326.1	$333.5
Upper Respiratory	80.6	86.1	209.5	206.0
Pain and Sleep-Aids	56.3	56.9	173.4	158.6
Healthy Lifestyle	52.8	53.2	180.2	175.2
VMS	40.0	43.0	116.2	127.4
Women's Health	29.9	32.2	103.3	101.2
Oral Care	23.9	23.3	71.6	75.0
Digestive Health	10.6	9.0	30.1	27.0
Other CSCI(1)	11.9	21.6	44.7	81.5
Total CSCI	$397.7	$416.3	$1,255.1	$1,285.5
Total net sales	$1,043.3	$1,087.5	$3,143.5	$3,235.1
(1) Consists primarily of other miscellaneous or otherwise uncategorized product lines, none of which is greater than 10% of the segment net sales.

The following table provides information about contract assets from contracts with customers (in millions):

	Balance Sheet Location	September 27, 2025	December 31, 2024
Short-term contract assets	Prepaid expenses and other current assets	$31.2	$43.9

Perrigo Company plc - Item 1
Note 2

We generated net sales in the following geographic locations(1) (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
U.S.	$635.3	$656.9	$1,855.5	$1,917.1
Europe(2)	384.0	397.3	1,217.9	1,225.5
All other countries(3)	24.0	33.3	70.1	92.5
Total net sales	$1,043.3	$1,087.5	$3,143.5	$3,235.1
(1) The net sales by geography are derived from the location of the entity that sells to a third party.
(2) Includes Ireland net sales of $8.6 million and $29.4 million for the three and nine months ended September 27, 2025, and $11.1 million and $26.8 million for the three and nine months ended September 28, 2024.
(3) Includes net sales generated primarily in Australia and Canada.

NOTE 3 - DIVESTITURES

Divestitures During the Nine Months Ended September 27, 2025

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

The assets associated with this business were reported within our CSCI segment. We determined the carrying value of the net assets held for sale of this business exceeded their fair value less costs to sell, resulting in a total impairment charge of $3.1 million during the nine months ended September 27, 2025, inclusive of a goodwill impairment charge of $1.2 million.

Divestitures During the Nine Months Ended September 28, 2024

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

Branded Products

During the nine months ended September 28, 2024, we sold six branded products in three separate transactions for total cash consideration of $33.3 million, which resulted in a pre-tax gain of $26.0 million recorded in Other operating (income) expense, net on the Condensed Consolidated Statements of Operations within our CSCI segment.

Perrigo Company plc - Item 1
Note 4
NOTE 4 - ASSETS HELD FOR SALE

We classify assets as "held for sale" when, among other factors, management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value and the fair market value, less costs to sell.

On July 13, 2025, we entered into a binding agreement to sell our Dermacosmetics branded business in Northern Europe, the Netherlands and Poland (the "Dermacosmetics Business") to Kairos Bidco AB ("Kairos") for total consideration of up to €327 million, consisting of an upfront cash payment of €300 million to be paid by Kairos at closing, subject to customary adjustments, and up to €27 million in potential earn-out payments based on the Dermacosmetics Business achieving certain performance thresholds. The sale is expected to close in the first quarter of 2026, subject to customary regulatory approvals and consultation with employee works councils. Following the closing of KKR’s acquisition of Karo Healthcare AB on August 27, 2025, Kairos has transferred the binding agreement to acquire the Dermacosmetics Business to Karo Healthcare AB.

As of September 27, 2025, the Dermacosmetics Business was classified as held for sale as the reporting criteria were met. The assets and liabilities associated with this business were reported within our CSCI segment.

As of the held for sale date and as of September 27, 2025, the estimated fair value less costs to sell of the Dermacosmetics Business exceeded its carrying value. As such, no impairment charge was recorded during the three months ended September 27, 2025. The assets and liabilities held for sale related to the Dermacosmetics Business were reported within Current assets held for sale and Current liabilities held for sale on the Condensed Consolidated Balance Sheets. The assets and liabilities of the Dermacosmetics Business reported as held for sale as of September 27, 2025 totaled $280.5 million and $37.4 million, respectively.

NOTE 5 - DISCONTINUED OPERATIONS

Our discontinued operations primarily consist of our former Rx segment, which held our prescription pharmaceuticals business in the U.S. and our pharmaceuticals and diagnostic businesses in Israel (collectively, the “Rx business”).

In connection with the sale of the Rx business, Perrigo retained certain pre-closing liabilities arising out of antitrust (refer to Note 17 under the header "Price-Fixing Lawsuits") and opioid matters and the Company’s Albuterol recall, subject to, in each case, Altaris Capital Partners, LLC ("Altaris") obligation to indemnify the Company for fifty percent of these liabilities up to an aggregate cap on Altaris' obligation of $50.0 million. As of September 27, 2025, the loss accrual for litigation contingencies reflected on the Condensed Consolidated Balance Sheet in Other accrued liabilities included $31.0 million related to price-fixing lawsuits. A recovery receivable was recorded for fifty percent of this liability as of September 27, 2025. Pending the resolution of this litigation, we have not requested payments from Altaris related to the indemnity of these liabilities as of September 27, 2025.

Current and prior period reported net loss from discontinued operations primarily relates to the provision for litigation contingencies.

NOTE 6 - INVENTORIES

Major components of inventory were as follows (in millions):

	September 27, 2025	December 31, 2024
Finished goods	$782.9	$627.1
Work in process	243.7	233.3
Raw materials	200.4	221.4
Total inventories	$1,227.0	$1,081.8

Perrigo Company plc - Item 1
Note 7

NOTE 7 - INVESTMENTS

The following table summarizes the measurement category, balance sheet location, and balances of our equity securities (in millions):

Measurement Category	Balance Sheet Location	September 27, 2025	December 31, 2024
Fair value method(1)	Other non-current assets	$0.9	$0.8
Equity method	Other non-current assets	$56.6	$57.3
(1) Measured at fair value using the Net Asset Value practical expedient.

The following table summarizes the (income) expense recognized in earnings of our equity securities (in millions):

		Three Months Ended		Nine Months Ended
Measurement Category	Income Statement Location	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Fair value method	Other operating (income) expense, net	$—	$—	$(0.1)	$0.1
Equity method	Other operating (income) expense, net	$0.2	$0.1	$0.7	$1.3

NOTE 8 - LEASES

The balance sheet locations of our lease assets and liabilities were as follows (in millions):

Assets	Balance Sheet Location	September 27, 2025	December 31, 2024
Operating	Operating lease assets	$170.1	$175.2
Finance	Other non-current assets	10.8	11.7
Total		$180.9	$186.9

Liabilities	Balance Sheet Location	September 27, 2025	December 31, 2024
Current
Operating	Other accrued liabilities	$28.4	$27.8
Finance	Current indebtedness	1.7	1.5
Non-Current
Operating	Other non-current liabilities	153.1	153.8
Finance	Long-term debt, less current portion	11.1	12.0
Total		$194.3	$195.1

The below tables show our lease assets and liabilities by reporting segment (in millions):

	Assets
	Operating		Financing
	September 27, 2025	December 31, 2024	September 27, 2025	December 31, 2024
CSCA	$94.0	$90.5	$10.3	$11.5
CSCI	28.4	31.0	—	—
Unallocated	47.7	53.7	0.5	0.2
Total	$170.1	$175.2	$10.8	$11.7

	Liabilities
	Operating		Financing
	September 27, 2025	December 31, 2024	September 27, 2025	December 31, 2024
CSCA	$99.2	$94.1	$12.2	$13.1
CSCI	35.6	36.7	0.1	0.2
Unallocated	46.7	50.8	0.5	0.2
Total	$181.5	$181.6	$12.8	$13.5

Perrigo Company plc - Item 1
Note 8

Expenses related to leases were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating leases(1)	$12.8	$12.5	$36.7	$36.7

Finance leases
Amortization	$0.6	$0.6	$1.7	$1.7
Interest	0.1	0.1	0.3	0.3
Total finance leases	$0.7	$0.7	$2.0	$2.0
(1) Includes short-term leases and variable lease costs, which are immaterial.

The annual future maturities of our leases as of September 27, 2025 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2025	$8.4	$0.6	$9.0
2026	34.3	2.0	36.3
2027	31.4	1.6	33.0
2028	23.4	1.6	25.0
2029	19.4	1.6	21.0
After 2029	95.7	7.3	103.0
Total lease payments	$212.6	$14.7	$227.3
Less: Interest	31.1	1.9	33.0
Present value of lease liabilities	$181.5	$12.8	$194.3

Our weighted average lease terms and discount rates are as follows:

	September 27, 2025	September 28, 2024
Weighted-average remaining lease term (in years)
Operating leases	8.96	9.59
Finance leases	8.23	9.12
Weighted-average discount rate
Operating leases	4.0%	3.8%
Finance leases	3.5%	3.5%

Our lease cash flow classifications are as follows (in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$27.5	$26.7
Operating cash flows for finance leases	$0.3	$0.4
Financing cash flows for finance leases	$1.7	$1.5

Leased assets obtained (used) in exchange for new finance lease liabilities	$0.4	$0.4
Leased assets obtained (used) in exchange for new operating lease liabilities	$15.4	$26.5

Perrigo Company plc - Item 1
Note 9

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, were as follows (in millions):

	December 31, 2024	Business divestitures(1)	Impairments	Transfer to assets held for sale(2)	Currency translation adjustments	September 27, 2025
CSCA(3)	$2,076.1	$—	$—	$—	$9.5	$2,085.6
CSCI(4)	1,244.1	(5.2)	(1.2)	(116.2)	153.3	1,274.8
Total goodwill	$3,320.2	$(5.2)	$(1.2)	$(116.2)	$162.8	$3,360.4
(1) Represents goodwill allocated on a relative fair value basis to the Richard Bittner Business in connection with its divestiture (refer to Note 3).
(2) Represents goodwill allocated on a relative fair value basis to the Dermacosmetics Business in connection with its classification as held for sale (refer to Note 4).
(3) We had accumulated goodwill impairments of $6.1 million as of September 27, 2025 and December 31, 2024.
(4) We had accumulated goodwill impairments of $997.1 million and $995.9 million as of September 27, 2025 and December 31, 2024, respectively.

Richard Bittner Business Goodwill

On March 10, 2025, the Company signed a definitive agreement to sell the Richard Bittner Business to HBI Health & Beauty Innovations Limited. As a result, we determined an impairment indicator existed and prepared a quantitative goodwill impairment test. We determined the carrying value of this business exceeded the fair value and recorded an impairment charge of $1.2 million within our CSCI segment during the three months ended March 29, 2025. On April 11, 2025, we completed the sale of the Richard Bittner Business to HBI Health & Beauty Innovations Limited (refer to Note 3 and Note 10).

Intangible Assets

Intangible assets and related accumulated amortization consisted of the following(1) (in millions):

	September 27, 2025		December 31, 2024
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Indefinite-lived intangibles:
Trademarks, trade names, and brands	$3.5	$—	$3.3	$—
In-process research and development	1.9	—	1.9	—
Total indefinite-lived intangibles	$5.4	$—	$5.2	$—
Definite-lived intangibles:
Distribution and license agreements and supply agreements	$106.7	$66.0	$101.9	$59.5
Developed product technology, formulations, and product rights	351.6	243.5	341.5	227.2
Customer relationships and distribution networks	1,840.8	1,233.6	1,750.6	1,112.3
Trademarks, trade names, and brands	2,438.1	794.0	2,301.5	672.8
Non-compete agreements	2.1	2.1	2.1	2.1
Total definite-lived intangibles	$4,739.3	$2,339.2	$4,497.6	$2,073.9
Total intangible assets	$4,744.7	$2,339.2	$4,502.8	$2,073.9
(1) Certain intangible assets are denominated in currencies other than U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

As a result of entering into a binding agreement to sell the Dermacosmetics Business, during the three months ended September 27, 2025, we reclassified $98.1 million net book value of associated intangible assets to Current assets held for sale (refer to Note 4).

During the nine months ended September 27, 2025, we identified an impairment indicator related to our Prevacid® definite-lived intangible asset in our CSCA segment. The indicator related to expected long-term decline in contribution margin. We determined a fair value assessment of the asset was required. The assessment resulted in an asset impairment of $1.5 million (refer to Note 10).

Perrigo Company plc - Item 1
Note 9

We recorded amortization expense of $55.8 million and $167.2 million for the three and nine months ended September 27, 2025, respectively, and $57.5 million and $173.4 million for the three and nine months ended September 28, 2024, respectively.

NOTE 10 - FAIR VALUE MEASUREMENTS

The table below summarizes the valuation of our financial instruments carried at fair value by the applicable pricing categories (in millions):

	September 27, 2025			December 31, 2024
Measured at fair value on a recurring basis:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$2.6	$—	$—	$5.5	$—
Cross-currency swaps	—	—	—	—	14.2	—
Interest rate swap agreements	—	2.4	—	—	9.3	—
Total assets	$—	$5.0	$—	$—	$29.0	$—
Liabilities:
Foreign currency forward contracts	$—	$14.3	$—	$—	$5.6	$—
Cross-currency swaps	—	262.0	—	—	46.8	—
Interest rate swap agreements	—	34.2	—	—	22.6	—
Total liabilities	$—	$310.5	$—	$—	$75.0	$—

Measured at fair value on a non-recurring basis:
Assets:
Contingent consideration(1)	$—	$—	$—	$—	$—	$34.5
Definite-lived intangible assets(2)	—	—	5.5	—	—	8.2
Total assets	$—	$—	$5.5	$—	$—	$42.7
(1) During the year ended December 31, 2024, contingent consideration was recognized as a result of the divestiture of the Rare Diseases Business.
(2) During the nine months ended September 27, 2025, we assessed the fair value of our Prevacid® branded product at $5.5 million, resulting in an asset impairment charge of $1.5 million. During the year ended December 31, 2024, we assessed the fair value of our Prevacid® branded product at $8.2 million, resulting in an asset impairment charge of $38.6 million.

There were no transfers within Level 3 fair value measurements during the three and nine months ended September 27, 2025 or the year ended December 31, 2024 (refer to Note 11 for a discussion of derivatives).

Non-recurring Fair Value Measurements

The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period.

Prevacid® Branded Product

During the nine months ended September 27, 2025, we measured the impairment of our Prevacid® branded product, a definite-lived intangible asset. We utilized a discounted cash flow technique to estimate the fair value of the asset. Significant valuation inputs and assumptions relate to our projected future contribution margin, which include our estimated market share at planned investment levels and the expected selling price. We concluded the fair value was $5.5 million.

Rare Diseases Business

On July 10, 2024, we completed the sale of our Rare Diseases Business to ESTEVE. The measurement of consideration received included a non-recurring valuation of the contingent earn-out milestone payments at $34.5 million utilizing a Monte Carlo simulation. The approach determined the expected value of achieving the milestone payments based on adjusted revenue projections for the Rare Diseases Business and the cash flows were discounted (Refer to Note 3).

Perrigo Company plc - Item 1
Note 10

Fixed Rate Long-term Debt

Our fixed rate long-term debt consisted of the following (in millions):

	September 27, 2025	December 31, 2024
Public Bonds	Level 1	Level 1
Carrying value (excluding discount)	$2,268.9	$2,221.8
Fair value	$2,202.0	$2,083.9

The fair values of our public bonds for all periods were based on quoted market prices.

The carrying amounts of our other financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, short-term debt, revolving credit agreements, and variable rate long-term debt, approximate their fair value.

NOTE 11 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

We have $1.2 billion notional amount of variable-to-fixed interest rate swaps used to economically hedge interest rate risk on a substantial portion of our Term A and Term B Loans (as defined in Note 12).The interest rate swaps were designated as cash flow hedges to fix the variable interest rate. As a designated cash flow hedge, changes in fair value will be deferred in AOCI and recognized within Interest expense, net when interest is paid on the Term A and Term B Loans.

As of September 27, 2025, the designated instruments used to hedge the exposure to variable interest on the Senior Secured Credit Facilities totaled $1.2 billion notional amount of which $487.5 million and $712.5 million notional amounts are effective through April 2027 and April 2029, respectively.

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

As of September 27, 2025, the undesignated economically offsetting interest rate swaps totaling $600.0 million are effective through April 2029.

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

As of September 27, 2025, of the total $2.3 billion notional amount, $515.0 million, $1.0 billion, $300.0 million, $315.0 million, and $200.0 million notional amounts are effective through March 2026, April 2027, September 2028, December 2030, and March 2033, respectively.

Other Hedging Instruments

The €350.0 million 2032 Notes (as defined in Note 12) are designated as a net investment hedge on our investment in European operations.

Perrigo Company plc - Item 1
Note 11

As a designated net investment hedge, gains and losses related to the EUR spot exchange rate will be deferred within the Cumulative Translation Adjustment, a component of AOCI, and recognized in the Condensed Consolidated Statements of Operations when the hedged EUR net investment is substantially liquidated.

Foreign Currency Forwards

Notional amounts of foreign currency forward contracts were as follows (in millions):

	September 27, 2025	December 31, 2024
United States Dollar (USD)	$165.7	$97.9
British Pound (GBP)	120.1	101.3
European Euro (EUR)	45.1	54.9
Polish Zloty (PLZ)	44.0	26.7
Danish Krone (DKK)	42.3	57.8
Canadian Dollar (CAD)	29.7	35.5
Swedish Krona (SEK)	19.0	66.5
Chinese Yuan (CNH)	13.0	31.9
Hungarian Forint (HUF)	12.8	6.3
Norwegian Krone (NOK)	2.5	6.8
Other(1)	18.8	16.9
Total	$513.0	$502.5
(1) Number consists of notional amounts of various currencies, none of which individually exceed $10.0 million in either year presented.

The maximum term of our forward currency exchange contracts is 60 months.

On August 1, 2025, we entered into a deal-contingent EUR/USD forward contract of €300 million to hedge foreign exchange risk related to the proceeds expected for the planned divestiture of our Dermacosmetics Business (refer to Note 4 for additional details). The contract is contingent on the successful closing of the transaction. If the divestiture does not close by January 13, 2027, the derivative will be terminated with no settlement obligation.

Perrigo Company plc - Item 1
Note 11

Effects of Derivatives on the Financial Statements

The below tables indicate the effects of all derivative instruments on the Condensed Consolidated Financial Statements. All amounts exclude income tax effects.

The balance sheet location and gross fair value of our derivative instruments were as follows (in millions):

	Balance Sheet Location	September 27, 2025	December 31, 2024
Designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.8	$2.1
Foreign currency forward contracts	Other non-current assets	0.1	—
Cross-currency swaps	Other non-current assets	—	14.2
Interest rate swap agreements	Interest rate swap agreements	2.4	9.3
Total designated derivative assets		$4.3	$25.6
Non-designated derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.7	$3.4
Total non-designated derivatives		$0.7	$3.4
Designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$1.0	$4.1
Cross-currency swaps	Other accrued liabilities	95.7	—
Cross-currency swaps	Other non-current liabilities	166.3	46.8
Interest rate swap agreements	Other non-current liabilities	22.6	9.0
Total designated derivative liabilities		$285.6	$59.9
Non-designated derivative liabilities:
Foreign currency forward contracts	Other accrued liabilities	$13.3	$1.5
Interest rate swap agreements	Other non-current liabilities	11.6	13.6
Total non-designated derivative liabilities		$24.9	$15.1

The amounts of (income)/expense recognized in earnings related to our non-designated derivatives on the Condensed Consolidated Statements of Operations were as follows (in millions):

		Three Months Ended		Nine Months Ended
Non-Designated Derivatives	Income Statement Location	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign currency forward contracts	Other (income) expense, net	$9.8	$(0.9)	$9.0	$(4.2)
Interest rate swap agreements	Interest expense, net	$0.3	$—	$0.8	$14.4

Perrigo Company plc - Item 1
Note 11

The following tables summarize the effect of derivative instruments designated as hedging instruments in AOCI (in millions):

		Gain or (Loss) Reclassified from AOCI into Earnings
		Related to Amounts Included in Effectiveness Testing		Related to Amounts Excluded from Effectiveness Testing
	Amount of Gain or (Loss) Recognized in OCI(1)	Location of Gain or (Loss)	Amount Reclassified(2)	Location of Gain or (Loss)	Amount Reclassified(2)
Three Months Ended September 27, 2025
Cash flow hedges
Interest rate swap agreements	$(0.2)	Interest expense, net	$3.9	Interest expense, net	$—
Foreign currency forward contracts	0.7	Net sales	0.3	Net sales	(0.1)
		Cost of sales	(0.5)	Cost of sales	(0.1)
				Other (income) expense, net	(0.1)
Total Cash flow hedges	$0.5		$3.7		$(0.3)

Net investment hedges
Cross-currency swaps	$17.6			Interest expense, net	$9.5
Euro Notes Due 2032	0.6
Total Net investment hedges	$18.2				$9.5

Nine Months Ended September 27, 2025
Cash flow hedges
Interest rate swap agreements	$(16.3)	Interest expense, net	$13.0	Interest expense, net	$—
Foreign currency forward contracts	4.0	Net sales	0.4	Net sales	(0.2)
		Cost of sales	(0.1)	Cost of sales	—
				Other (income) expense, net	(0.2)
Total Cash flow hedges	$(12.3)		$13.3		$(0.4)

Net investment hedges
Cross-currency swaps	$(211.3)			Interest expense, net	$28.4
Euro Notes Due 2032	(46.8)
Total Net investment hedges	$(258.1)				$28.4

Three Months Ended September 28, 2024
Cash flow hedges
Interest rate swap agreements	$(28.4)	Interest expense, net	$8.9	Interest expense, net	$—
Foreign currency forward contracts	(0.1)	Net sales	(0.3)	Net sales	(0.3)
		Cost of sales	0.2	Cost of sales	(0.2)
				Other (income) expense, net	(0.3)
Total Cash flow hedges	$(28.5)		$8.8		$(0.8)

Net investment hedges
Cross-currency swaps	$(72.9)			Interest expense, net	$6.9
Euro Notes Due 2032	(1.8)
Total Net investment hedges	$(74.7)				$6.9

Nine Months Ended September 28, 2024
Cash flow hedges
Interest rate swap agreements	$11.7	Interest expense, net	$25.3	Interest expense, net	$—
Foreign currency forward contracts	(0.6)	Net sales	(0.4)	Net sales	(0.8)
		Cost of sales	0.3	Cost of sales	(0.7)
				Other (income) expense, net	0.3
Total Cash flow hedges	$11.1		$25.2		$(1.2)

Net investment hedges
Cross-currency swaps	$(6.6)			Interest expense, net	$21.1
Euro Notes Due 2032	(1.8)
Total Net investment hedges	$(8.4)				$21.1
(1) Net income of $16.8 million is expected to be reclassified out of AOCI into earnings during the next 12 months.
(2) For additional details about the effect of the amounts reclassified from AOCI refer to Note 14.

Perrigo Company plc - Item 1
Note 11

The classification and amount of gain/(loss) recognized in earnings related to fair value and hedging relationships on the Condensed Consolidated Statement of Operations were as follows (in millions):

	Net Sales	Cost of Sales	Interest Expense, net	Other (Income) Expense, net
Three Months Ended September 27, 2025
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,043.3	$666.2	$40.6	$9.6

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$0.3	$(0.5)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.1)	$(0.1)	$—	$(0.1)
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$3.9	$—

Nine Months Ended September 27, 2025
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,143.5	$2,011.2	$119.2	$11.9

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$0.4	$(0.1)	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.2)	$—	$—	$(0.2)
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$13.0	$—

Three Months Ended September 28, 2024
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,087.5	$683.1	$57.6	$(4.1)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain reclassified from AOCI into earnings	$(0.3)	$0.2	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.3)	$(0.2)	$—	$(0.3)
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$8.9	$—

Nine Months Ended September 28, 2024
Total amounts of income and expense line items presented on the Condensed Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$3,235.1	$2,078.3	$144.7	$(0.5)

Gain (loss) on cash flow hedging relationships
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI into earnings	$(0.4)	$0.3	$—	$—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach	$(0.8)	$(0.7)	$—	$0.3
Interest rate swap agreements
Amount of gain reclassified from AOCI into earnings	$—	$—	$25.3	$—

Perrigo Company plc - Item 1
Note 12

NOTE 12 - INDEBTEDNESS

Total borrowings are summarized as follows (in millions):

			September 27, 2025	December 31, 2024
Term loans
	Term A Loans due April 20, 2027(1)		$428.1	$446.9
	Term B Loans due April 20, 2029(1)		974.9	982.2
	Total term loans		$1,403.0	$1,429.1
Notes and Bonds
	Coupon	Due
	4.900%	June 15, 2030(2)	750.0	750.0
*	5.375%	September 30, 2032(3)	409.5	362.4
	6.125%	September 30, 2032(3)	715.0	715.0
	5.300%	November 15, 2043	90.5	90.5
	4.900%	December 15, 2044	303.9	303.9
	Total notes and bonds		2,268.9	2,221.8
Other financing			12.6	13.2
Unamortized premium (discount), net			(20.7)	(23.1)
Deferred financing fees			(19.1)	(22.9)
Total borrowings outstanding			3,644.7	3,618.1
	Current indebtedness		(36.6)	(36.4)
Total long-term debt less current portion			$3,608.1	$3,581.7
(1)    Discussed collectively herein as the "Senior Secured Credit Facilities".
(2)     The coupon rate noted above is as of September 27, 2025. This increased from 4.650% to 4.900% on payments starting after June 15, 2024, following a credit rating downgrade by S&P Global Ratings in the first quarter of 2024. Future interest rate adjustments are subject to a 2.0% total cap above the original 3.150% interest rate which would result in an interest rate not to exceed 5.150% based on certain rating events as specified in the Note’s Supplemental Indenture No. 3, dated as of June 19, 2020, among Perrigo Finance Unlimited Company, Perrigo Company plc, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.
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
Note 12

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

During the three and nine months ended September 27, 2025, principal repayments of $8.8 million and $26.1 million, respectively, were made on the Term Loan A Facility and Term Loan B Facility.

There were no borrowings outstanding under the Revolver as of September 27, 2025 or December 31, 2024.

We were in compliance with all the covenants under our debt agreements as of September 27, 2025.

Other Financing

We have overdraft facilities available that we use to support our cash management operations. We report any balances outstanding in the above table under "Other financing". There were no material borrowings outstanding under the overdraft facilities as of September 27, 2025 or December 31, 2024.

We have financing leases that are reported in the above table under "Other financing" (refer to Note 8).

Perrigo Company plc - Item 1
Note 13

NOTE 13 - EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY

Earnings per Share

A reconciliation of the numerators and denominators used in our basic and diluted earnings per share ("EPS") calculation is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Income (loss) from continuing operations	$12.7	$(17.6)	$12.3	$(119.2)
Loss from discontinued operations, net of tax	(5.2)	(3.4)	(19.6)	(8.1)
Net income (loss)	$7.5	$(21.0)	$(7.3)	$(127.3)
Denominator:
Weighted average shares outstanding for basic EPS	138.5	137.5	138.2	137.3
Dilutive effect of share-based awards(1)	0.4	—	0.6	—
Weighted average shares outstanding for diluted EPS	138.9	137.5	138.8	137.3
(1) In the period of a net loss, diluted shares equal basic shares.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in our AOCI balances, net of tax were as follows (in millions):

	Fair Value of Derivative Financial Instruments, net of tax	Foreign Currency Translation Adjustments, net of tax	Post-Employment Plan Adjustments, net of tax	Total AOCI
Balance at December 31, 2024	$36.9	$(196.0)	$(3.3)	$(162.4)
OCI before reclassifications	(14.9)	261.0	(0.8)	245.3
Amounts reclassified from AOCI	(13.3)	—	—	(13.3)
Other comprehensive income (loss)	$(28.2)	$261.0	$(0.8)	$232.0
Balance at September 27, 2025	$8.7	$65.0	$(4.1)	$69.6
For additional details about the effect of the amounts reclassified from AOCI refer to Note 11.

The tax effects on the net activity related to each component of other comprehensive income (loss), were as follows (in millions):

	Three Months Ended		Nine Months Ended
Tax (benefit) expense	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Fair value of derivative financial instruments	$(0.9)	$(8.7)	$(7.1)	$(3.0)
Foreign currency translation adjustments	0.5	(19.0)	(71.8)	(9.3)
Post-employment plan adjustments	—	—	—	(0.1)
(Benefit) expense for income taxes related to other comprehensive income (loss)	$(0.4)	$(27.7)	$(78.9)	$(12.4)
Except for the tax effects of foreign currency translation adjustments related to our foreign-denominated notes and cross-currency interest rate swaps designated as net investment hedges (refer to Note 11), income taxes were not provided for foreign currency translation. Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in the Condensed Consolidated Statements of Shareholders' Equity rather than in the Condensed Consolidated Statements of Operations.

Perrigo Company plc - Item 1
Note 15

NOTE 15 - RESTRUCTURING CHARGES

We periodically take action to reduce redundant expenses and improve operating efficiencies. Restructuring activity includes severance, lease exit costs, asset impairments, and related consulting fees. The following reflects our restructuring activity (in millions):

	Three Months Ended
	September 27, 2025
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Nutrition Network Optimization	Other Initiatives	Total
Beginning balance	$1.1	$—	$22.2	$17.7	$—	$41.0
Additional charges	5.8	—	14.6	0.4	—	20.8
Payments	(2.2)	—	(8.6)	—	—	(10.8)
Non-cash adjustments	—	—	(0.5)	—	—	(0.5)
Foreign currency effect	1.1	—	(1.2)	—	—	(0.1)
Ending balance	$5.8	$—	$26.5	$18.1	$—	$50.4

	Nine Months Ended
	September 27, 2025
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Nutrition Network Optimization	Other Initiatives	Total
Beginning balance	$2.3	$1.6	$27.9	$—	$1.0	$32.8
Additional charges	12.5	(1.5)	29.8	18.1	—	58.9
Payments	(10.8)	—	(31.4)	—	(1.0)	(43.2)
Non-cash adjustments	—	—	(3.3)	—	—	(3.3)
Foreign currency effect	1.8	(0.1)	3.5	—	—	5.2
Ending balance	$5.8	$—	$26.5	$18.1	$—	$50.4

	Three Months Ended
	September 28, 2024
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$0.3	$4.9	37.8	$0.8	$43.8
Additional charges	2.3	—	14.5	—	16.8
Payments	(1.9)	(0.5)	(13.5)	(0.4)	(16.3)
Ending balance	$0.7	$4.4	$38.8	$0.4	$44.3

	Nine Months Ended
	September 28, 2024
	Supply Chain Reinvention	HRA Pharma Integration	Project Energize	Other Initiatives	Total
Beginning balance	$0.7	$6.8	$2.9	$1.8	$12.2
Additional charges	7.3	—	90.6	0.2	98.1
Payments	(7.0)	(2.4)	(43.5)	(1.7)	(54.6)
Non-cash adjustments	(0.3)	—	(11.2)	0.1	(11.4)
Ending balance	$0.7	$4.4	$38.8	$0.4	$44.3

The charges incurred during the three months ended September 27, 2025 were primarily associated with employee separation costs as a result of actions taken on Project Energize. The charges incurred during the nine months ended September 27, 2025 were primarily associated with employee separation costs as a result of actions taken on the Nutrition Network Optimization Project and Project Energize. The charges incurred during the three and nine

Perrigo Company plc - Item 1
Note 15

months ended September 28, 2024 were primarily associated with actions taken on Project Energize associated with employee separation, consulting fees and lease exit costs.

Of the amount recorded during the three and nine months ended September 27, 2025, $7.8 million and $12.7 million was related to our CSCI segment, due primarily to Project Energize, and $7.1 million and $32.2 million related to our CSCA segment, due primarily to Project Energize and Nutrition Network Optimization, and $5.9 million and $14.0 million was related to our Unallocated segment, due primarily to Project Energize. Of the amount recorded during the three and nine months ended September 28, 2024, $9.1 million and $48.8 million was related to our CSCI segment and $5.4 million and $23.8 million was related to our CSCA segment, and $2.3 million and $25.5 million was related to our Unallocated segment. For all segments, amounts were due primarily to Project Energize.

There were no other material restructuring programs for the periods presented. All charges are recorded in Restructuring expense on the Condensed Consolidated Statements of Operations. The remaining $50.4 million liability for employee severance benefits and consulting fees is expected to be mostly paid within the next year, with the exception of the entirety of all charges recorded for the Nutrition Network Optimization, which are recorded as a long term liability on the Condensed Consolidated Balance Sheets as they are not currently expected to be paid out until 2027.

NOTE 16 - INCOME TAXES

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
43.3%	180.9%	63.7%	20.9%

The effective tax rate on pre-tax income for the three months ended September 27, 2025, decreased when compared to the effective tax rate on pre-tax income for the three months ended September 28, 2024, primarily due to tax benefits resulting from the enactment of the One Big Beautiful Bill Act ("OBBBA") and the impacts of accounting for income taxes in interim reporting periods, offset by changes in reserves for uncertain tax positions. The effective tax rate on pre-tax income for the nine months ended September 27, 2025 increased when compared to the effective tax rate on pre-tax loss for the nine months ended September 28, 2024 primarily due to changes in reserves for uncertain tax positions, offset by the impact of the OBBBA, and the impacts related to accounting for income taxes in interim reporting periods for 2024. For 2024, the accounting for income taxes in interim reporting periods resulted in a significant variation in the customary relationship between income tax expense and pre-tax book income, which does not significantly impact 2025.

On July 4, 2025, the OBBBA was signed into law. The OBBBA includes significant changes to federal tax law and permanently extends various provisions from the 2017 Tax Cuts and Jobs Act, including, but not limited to, deductions for federal bonus depreciation, domestic research and development expenditures, and business interest expense. We evaluated the OBBBA provisions enacted during the quarter and we estimate that the impact will result in a tax benefit of $28.0 million for 2025, primarily due to the increased realizability of deferred tax assets associated with interest expense carryforwards following the restoration of depreciation and amortization in the Section 163(j) business interest expense limitation calculation. The remaining provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are not anticipating the remaining provisions of the OBBBA to have a material effect on our consolidated financial statements.

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

Perrigo Company plc - Item 1
Note 16

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

A bench trial was held during the period from May 25, 2021 to June 7, 2021 for the refund case in the United States District Court for the Western District of Michigan. The total amount of cumulative deferred charge that we are seeking to receive in this litigation is approximately $113.3 million, which reflects the impact of conceding that Perrigo U.S. should have received a 5.24% royalty on all omeprazole sales. That concession was previously paid and is the subject of the above refund claims. The issues outlined in the statutory notices of deficiency described above are continuing in nature, and the IRS will likely carry forward the adjustments set forth therein as long as the OTC medication is sold, in the case of the omeprazole issue, and for all post-2012 Paragraph IV filings that trigger patent infringement suits, in the case of the ANDA issue. Post-trial briefings were completed on September 24, 2021 and the case is now fully submitted for the court’s decision. On April 30, 2021, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to a United States Tax Court decision in Mylan v. Comm'r that ruled in favor of the taxpayer on nearly identical ANDA issues as we have before the court. On August 1, 2023, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to the Third Circuit Court decision in Mylan v. Comm’r that ruled in favor of the taxpayer on nearly identical ANDA issues that we have before the court. On August 22, 2022, the parties filed a Notice of New Authority in the refund case alerting the court to a United States Court of Federal Claims decision in Actavis Laboratories v. United States that also ruled in favor of the taxpayer on the ANDA issues. The government appealed the Actavis Laboratories decision to the United States Court of Appeals for the Federal Circuit in December of 2022; oral argument was held on June 7, 2024, and the case decided on March 21, 2025, affirming the lower court's decision in favor of the taxpayer. On March 27, 2025, we filed a Notice of New Authority in our refund case in the Western District of Michigan alerting the court to the Federal Circuit Court decision in Actavis Laboratories v. United States that ruled in favor of the taxpayer in nearly identical ANDA issues that we have before the court. On September 25, 2025, the court issued an opinion in the case that predominantly sided with Perrigo U.S. on both the omeprazole and the ANDA issues. The opinion is not yet a final, appealable judgment. The court has ordered the parties to submit computations implementing the opinion and either submit a proposed final judgment or briefs explaining any disagreements over the computations by December 19, 2025. Thereafter, a final, appealable judgment will be entered. While we generally agree with the opinion, we are still considering all avenues to appeal the portions of the opinion that sided with the government.

Perrigo Company plc - Item 1
Note 16

On January 13, 2021, the IRS issued a 30-day letter and Revenue Agent's Report ("RAR") with respect to its audit of our fiscal tax years ended June 29, 2013, June 28, 2014, and June 27, 2015. The 30-day letter proposed, among other modifications, transfer pricing adjustments in connection with the distribution of omeprazole consistent with the IRS position in the prior years in the aggregate amount of $141.6 million and ANDA-related adjustments in the aggregate amount of $21.9 million. We timely filed a protest to the 30-day letter for those additional adjustments but noted that, due to the pending refund litigation described above, IRS Appeals would not consider the merits of the omeprazole or ANDA matters. We believe that we should prevail on the merits on both carryforward issues and have reserved for taxes and interest payable on the 5.24% deemed royalty on omeprazole through the tax year ended December 31, 2018. Beginning with the tax year ended December 31, 2019, we began reporting income commensurate with the 5.24% deemed royalty. We have not reserved for the ANDA-related issue described above. While we believe we should prevail on the merits of this case, the outcome remains uncertain. If our litigation position on the omeprazole issue is not ultimately sustained, the outcome for the 2009–2012 tax years could range from a reduction in the refund amount to denial of any refund. In addition, we expect that the outcome of the refund litigation could effectively bind future tax years. In that event, an adverse ruling on the omeprazole issue could have a material impact on subsequent periods (i.e. 2013 to date), with additional tax liability in the range of $25.0 million to $128.0 million, not including interest and any applicable penalties.

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

Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statute of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions - one or more of which may occur within the next twelve months - it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those recorded as of

Perrigo Company plc - Item 1
Note 16

September 27, 2025. However, we are not able to estimate a reasonably possible range of how these events may impact our unrecognized tax benefits in the next twelve months.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

In view of the inherent difficulties of predicting the outcome of various types of legal proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of September 27, 2025, we have not recorded a loss reserve. If certain of these matters are determined against us, there could be a material adverse effect on our financial condition, results of operations, or cash flows. We currently believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have a loss reserve. Other than what is disclosed below, we do not expect the outcome of the litigation matters to which we are currently subject to have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.

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

On October 15, 2024, the Court selected the first multi-drug complaint brought by direct action plaintiff Humana, Inc., which names Perrigo as a defendant, to proceed in the second phase of bellwether cases in the MDL. Fact discovery in the Humana bellwether case closed on October 1, 2025. Expert discovery will close on February 27, 2026. Summary judgment briefing will begin on March 6, 2026, and be completed by April 20, 2026. Trial is scheduled to begin on September 15, 2026.

On September 26, 2025, the Court selected three additional multi-drug complaints brought by direct action plaintiffs Kroger Co., Cigna Corp., and CVS Pharmacy, Inc., each of which names Perrigo as a defendant, to proceed in the third phase of bellwether cases in the MDL. The parties are negotiating the scope of the claims to be included in each of the third phase bellwether trials. No trial dates have been set for the third phase bellwether cases, although the Court has indicated the cases will be tried in 2027.

Perrigo Company plc - Item 1
Note 17

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

Canadian Class Action Complaint

In June 2020, an end payor filed a class action in Federal Court in Canada against Perrigo and 29 manufacturers alleging an overarching conspiracy to allocate customers and/or fix, raise or stabilize prices of dozens of products, most of which were neither made nor sold by Perrigo's former Rx business. The product conspiracies allegedly involving Perrigo focus on the same products as those involved in other MDL complaints naming Perrigo. In October 2025, the Court held a hearing on the motion to certify the action as a class proceeding, during which the plaintiff informed the court that she is no longer seeking class certification against Perrigo and invited the court to dismiss the action against Perrigo, with prejudice. Court approval of the dismissal is still pending as of the date of this filing.

As of September 27, 2025, we reported a liability for the claims listed in the "Price-Fixing Lawsuits Related to the Company's Former Rx Business" section above for the reasonable estimates of probable loss (refer to Note 5). We intend to defend each of these lawsuits vigorously.

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

Perrigo Company plc - Item 1
Note 17

Tel Aviv exchange and were damaged thereby; and (iii) all those who owned shares as of November 12, 2015 and held such stock through at least 8:00 a.m. on November 13, 2015 (whether or not a person tendered shares in response to the Mylan tender offer) (the "tender offer class"). Plaintiffs' counsels sent notices during 2020 to the alleged classes.

The parties took discovery from 2018 through 2020. After discovery ended, defendants filed motions for summary judgment and to exclude plaintiffs' experts, which were fully briefed. On August 17, 2023, the Court granted summary judgment to Ms. Brown on all claims and dismissed her from the case; the Court granted summary judgment in part to Mr. Papa terminating the claim against him that he made false statements with respect to alleged collusive pricing at the Generic Rx business. The Court did not grant summary judgment on statements made about the integration of Omega during 2015. Thereafter, parties engaged in court-ordered settlement conferences.

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

In addition to the class action, during the period from November 2017 to February 2021, more than 20 opt out cases were filed against us, and in some cases, Mr. Papa and Ms. Brown. Most of these cases were filed in the New Jersey federal court. Mediation efforts and settlement discussions occurred from time to time. As of the filing date of our 2024 Form 10-K, 13 of the pending opt out cases were resolved by settlements without any concession of liability by any of the defendants. During calendar year 2025 to the date of filing of this Form 10-Q, six opt out cases in the District of New Jersey settled without returning to active litigation. Settlements in three of these cases have been fully approved, and the Court has dismissed those cases. Settlements in principle have been achieved in the other three cases. Dismissals of those cases should occur once the final paperwork is submitted. All settlements occurred without any concession of liability by any of the defendants.

Loss provisions have been recorded for the three remaining cases that have settled in principle but the paperwork is still being completed.

During the year ended December 31, 2024, the New Jersey federal court held that the plaintiffs in an additional purported opt out case (Sculptor Master Fund et al. v. Perrigo Company plc, et al. filed 2/16/2019) failed to opt out and therefore can only recover through the class action. The plaintiffs filed an appeal in the U.S. Court of Appeals for the Third Circuit. On August 12, 2025, the Third Circuit affirmed the ruling of the New Jersey federal court in favor of defendants. The plaintiffs did not seek any further review in the Third Circuit. The time for plaintiffs to seek review by the U.S. Supreme Court has not yet expired.

In addition, one opt out case was brought under different legal theories in a Massachusetts state court against the Company, Mr. Papa, and Ms. Brown with factual allegations that generally were similar to some of the factual allegations in the Amended Complaint in the Roofer's case described above, except that the Highfields plaintiffs did not include allegations about alleged collusive pricing of generic prescription drugs, and added alleged Massachusetts state law claims under the Massachusetts Unfair Business Methods Law (chapter 93A) and Massachusetts common law claims of tortious interference with prospective economic advantage, common law fraud, negligent misrepresentation, and unjust enrichment. As previously reported in our 2024 Form 10-K, this case was resolved by a settlement without any concession of liability by the defendants.

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

Perrigo Company plc - Item 1
Note 17

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

Other Matters

Talcum Powder

The Company has been named, together with other manufacturers, in product liability lawsuits in a variety of state courts alleging that the use of body powder products containing talcum powder causes mesothelioma and lung cancer due to the presence of asbestos. All but one of these cases involve legacy talcum powder products that have not been manufactured by the Company since 1999. One of the pending actions involves a current prescription product that contains talc as an excipient. As of September 27, 2025, the Company has been named in approximately 215 individual lawsuits seeking compensatory and punitive damages. The Company has several defenses and continues to vigorously defend these lawsuits as well as explore various means of expeditiously resolving these claims. Trials for these cases are currently scheduled throughout 2025 and 2026. There are currently over 36 trials set for these cases in the remainder of 2025. We expect that a substantial majority of these trial dates will be postponed. Two cases are currently set for trial in Alameda County, California in November and December 2025. It is expected that trials for these two cases may begin in November and December 2025. The Company continues to vigorously defend itself against such claims. Some of the Company’s retailer customers are seeking indemnity from the Company for a portion of their defense costs and liability relating to these cases.

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

After the filing of Amended Complaints, on June 30, 2021, the Court again dismissed all claims against the retail and distributor defendants with prejudice and on July 8, 2021, the Court again dismissed all claims against the Company, this time with prejudice. Appeals of these dismissal orders to the U.S. Court of Appeals for the 11th Circuit have been filed. In December 2022, the Court granted in full the brand defendants' Daubert motions, finding that Plaintiffs' causation experts' opinions were unreliable and thus inadmissible. The Court later ruled that it was appropriate to apply the same expert causation standards to the retail and distributor defendants as well as the generic defendants, and the Court thereby ruled that its Daubert decision, barring Plaintiffs' expert opinions applied equally to these defendants as well. Thus, the Court's rulings on both federal preemption and scientific causation grounds dismissed all claims against the Company on two independent grounds and are also binding on all claims remaining in the MDL Census Registry. Appeals of these orders have been filed to the 11th Circuit and oral arguments were held on October 10, 2025. The Company continues to vigorously defend itself against such claims at the appellate level.

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

Perrigo Company plc - Item 1
Note 17

Other than the MDL and state court matters that have been dismissed at the trial court level, as of the date of this filing, the Company was also named in approximately 190 personal injury lawsuits in the state of California. In November 2024, the Company reached a settlement in principle in each of remaining Ranitidine California state court lawsuits. The pending settlement is for an immaterial amount and is expected to be fully funded by insurance.

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

Acetaminophen

In October 2022, the Judicial Panel on Multidistrict Litigation consolidated a number of pending actions filed in various federal courts alleging that prenatal exposure to acetaminophen is purportedly associated with the development of autism spectrum disorder (“ASD”) and attention-deficit/hyperactivity disorder (“ADHD”). The acetaminophen MDL is styled In re: Acetaminophen – ASD/ADHD Products Liability Litigation (MDL No. 3043) and is pending before the U.S. District Court for the Southern District of New York. Plaintiffs in the MDL asserted claims against Johnson & Johnson Consumer, Inc. (“JJCI”) and various retailer chains alleging that plaintiff-mothers took acetaminophen products while pregnant and that plaintiff-children developed ASD and/or ADHD as a result of prenatal exposure to these acetaminophen products. As of the date of this filing, the Company has not been named as a defendant in any Complaints filed in the MDL. Certain of the Company’s customers have made requests regarding indemnity from the Company for a portion of their defense costs and potential liability. On December 18, 2023, the Court granted in full defendants' motions to exclude testimony of Plaintiffs' general causation expert witnesses, finding Plaintiffs presented no credible evidence of scientific causation between prenatal ingestion of acetaminophen and ASD or ADHD in children. Final judgment has been entered as to the majority of pending cases with an appeal proceeding in the Second Circuit. A small minority of cases were exempted from the Court’s dismissal to enable Plaintiffs to present an additional expert to be evaluated through a similar process as the larger majority to determine if they can withstand scientific causation through this new expert. However, on July 10, 2024, the Court granted in full defendants' motion to exclude testimony of Plaintiffs' new general causation expert witness in this subset of carve out cases for similar reasons as the Court's December 2023 Order. Final judgment was entered against the Plaintiffs in those carve out cases, which have now been appealed to the Second Circuit. The appeals before the Second Circuit are fully briefed and argument is scheduled for November 17, 2025. Currently, it is not possible to assess reliably the outcome of these cases or reasonably estimate any potential future financial impact on the Company.

Phenylephrine

In September 2023, the Federal Drug Administration’s ("FDA") Advisory Committee on Nonprescription Drugs issued an advisory opinion calling into question the efficacy of orally administered phenylephrine ("PE") containing products as a nasal decongestant. While the FDA itself has thus far taken no action in response to the Advisory Committee opinion, several putative class action lawsuits were filed asserting various economic injury claims to consumers. These actions were consolidated into a MDL (In re: Oral Phenylephrine Marketing and Sales Practices Litigation, MDL No. 3089), pending before the U.S. District Court for the Eastern District of New York. The Court permitted Plaintiffs to file a streamlined and consolidated bellwether Complaint for purposes of testing the Plaintiffs’ case and enabling briefing on threshold issues. Defendants filed a consolidated Motion to Dismiss and the Court heard oral argument on that motion in September 2024. On October 29, 2024, the Court dismissed in its entirety Plaintiffs’ Streamlined and Consolidated Bellwether Complaint, finding that all of Plaintiffs’ claims regarding PE were preempted by federal law, and further dismissing Plaintiffs’ RICO claims for lack of standing. Final judgment has been entered and a Notice of Appeal of the Court's dismissal to the Second Circuit was filed. Appellate briefing is fully submitted, and the parties are currently waiting for the Second Circuit to set a date for oral argument.

Individual arbitrations with similar efficacy allegations have also been threatened or filed with the American Arbitration Association and are at a preliminary stage.

Perrigo Company plc - Item 1
Note 17

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

Contingencies Accruals

As a result of the matters discussed in this Note, the Company has established a loss accrual for litigation contingencies where we believe a loss to be probable and for which an amount of loss can be reasonably estimated. Except as otherwise discussed for specific matters above, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to inherent uncertainties of litigation. As of September 27, 2025, the loss accrual for litigation contingencies reflected on the Condensed Consolidated Balance Sheet in Other accrued liabilities was $79.1 million, inclusive of the remaining accrual for the securities litigation opt-out cases and the accrual related to Discontinued Operations. The Company also recorded a recovery receivable reflected on the Condensed Consolidated Balance Sheets in Prepaid expenses and other current assets of $18.9 million, inclusive of the recovery receivable related to Discontinued Operations, as of September 27, 2025. The Company’s management believes these accruals for contingencies are reasonable and sufficient based upon information currently available to management; however, there can be no assurance that final costs related to these contingencies will not exceed current estimates, nor any assurance as to the amount of such final costs that may be covered by insurance. In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation.

NOTE 18 - SEGMENT AND GEOGRAPHIC INFORMATION

The tables below show select financial measures by reporting segment(1) (in millions):

	CSCA	CSCI	Unallocated	Total
September 27, 2025
Total assets	$4,576.9	$5,507.1	$—	$10,084.0
Property, plant and equipment, net	$732.1	$170.7	$—	$902.8

December 31, 2024
Total assets	$4,687.6	$4,960.1	$—	$9,647.7
Property, plant and equipment, net	$769.0	$148.8	$—	$917.8

Perrigo Company plc - Item 1
Note 18

	CSCA	CSCI	Unallocated	Total
Three Months Ended September 27, 2025
Net sales	$645.6	$397.7	$—	$1,043.3
Cost of sales	440.0	226.2	—	666.2
Gross profit	205.6	171.5	—	377.1
Gross margin	31.8%	43.1%	—%	36.1%
Operating expenses
Distribution	14.2	10.0	—	24.2
Research and development	13.5	11.4	—	24.9
Selling	47.8	79.4	—	127.3
Administration	26.7	25.5	42.0	94.2
Restructuring	7.1	7.8	5.9	20.8
Other operating (income) expense, net	1.6	—	11.6	13.1
Total operating expenses	110.9	134.1	59.5	304.5

Operating income (loss)	$94.7	$37.4	$(59.5)	$72.6
Operating income (loss) %	14.7%	9.4%	NM	7.0%

Interest expense, net				40.6
Other (income) expense, net				9.6
Income (loss) from continuing operations before income taxes				$22.4

	CSCA	CSCI	Unallocated	Total
Three Months Ended September 27, 2025
Capital expenditures	$13.0	$8.9	$—	$21.9
Depreciation/amortization	$38.9	$46.5	$—	$85.4

	CSCA	CSCI	Unallocated	Total
Nine Months Ended September 27, 2025
Net sales	$1,888.3	$1,255.1	$—	$3,143.5
Cost of sales	1,319.9	691.1	—	2,011.2
Gross profit	568.4	564.0	—	1,132.3
Gross margin	30.1%	44.9%	—%	36.0%
Operating expenses
Distribution	40.6	30.1	—	70.6
Research and development	40.5	33.2	—	73.6
Selling	155.2	254.7	—	409.9
Administration	93.2	93.9	132.3	319.4
Impairment charges	1.5	3.1	—	4.6
Restructuring	32.2	12.7	14.0	58.9
Other operating (income) expense, net	1.6	0.1	28.7	30.4
Total operating expenses	364.7	427.8	175.0	967.4

Operating income (loss)	$203.7	$136.2	$(175.0)	$164.9
Operating income (loss) %	10.8%	10.9%	NM	5.2%

Interest expense, net				119.2
Other (income) expense, net				11.9
Income (loss) from continuing operations before income taxes				$33.8

Perrigo Company plc - Item 1
Note 18

	CSCA	CSCI	Unallocated	Total
Nine Months Ended September 27, 2025
Capital expenditures	$38.5	$28.1	$—	$66.6
Depreciation/amortization	$113.7	$138.0	$—	$251.6

	CSCA	CSCI	Unallocated	Total
Three Months Ended September 28, 2024
Net sales	$671.3	$416.3	$—	$1,087.5
Cost of sales	451.8	231.3	—	683.1
Gross profit	219.4	185.0	—%	404.4
Gross margin	32.7%	44.4%	—%	37.2%
Operating expenses
Distribution	14.7	10.5	—	25.2
Research and development	14.3	11.6	—	26.0
Selling	49.5	79.8	—	129.4
Administration	33.3	34.8	48.8	116.9
Impairment charges	—	16.2	—	16.2
Restructuring	5.4	9.1	2.3	16.8
Other operating (income) expense, net	—	(26.0)	19.5	(6.5)
Total operating expenses	117.2	136.1	70.7	324.0

Operating income (loss)	$102.2	$48.9	$(70.7)	$80.4
Operating income (loss) %	15.2%	11.7%	NM	7.4%

Interest expense, net				57.6
Other (income) expense, net				(4.1)
Loss on extinguishment of debt				5.1
Income (loss) from continuing operations before income taxes				$21.8

	CSCA	CSCI	Unallocated	Total
Three Months Ended September 28, 2024
Capital expenditures	$16.8	$10.3	$—	$27.1
Depreciation/amortization	$35.3	$47.0	$—	$82.3

Perrigo Company plc - Item 1
Note 18

	CSCA	CSCI	Unallocated	Total
Nine Months Ended September 28, 2024
Net sales	$1,949.5	$1,285.5	$—	$3,235.1
Cost of sales	1,386.9	691.4	—	2,078.3
Gross profit	562.6	594.2	—	1,156.8
Gross margin	28.9%	46.2%	—%	35.8%
Operating expenses
Distribution	41.4	33.3	—	74.7
Research and development	45.7	38.7	—	84.4
Selling	159.8	270.0	—	429.8
Administration	104.7	114.0	154.7	373.3
Impairment charges	—	50.3	—	50.3
Restructuring	23.8	48.8	25.5	98.1
Other operating (income) expense, net	—	(26.0)	73.5	47.5
Total operating expenses	375.5	529.1	253.6	1,158.1

Operating income (loss)	$187.1	$65.1	$(253.6)	$(1.3)
Operating income (loss) %	9.6%	5.1%	NM	—%

Interest expense, net				144.7
Other (income) expense, net				(0.5)
Loss on extinguishment of debt				5.2
Income (loss) from continuing operations before income taxes				$(150.7)

	CSCA	CSCI	Unallocated	Total
Nine Months Ended September 28, 2024
Capital expenditures	$56.5	$24.1	$—	$80.6
Depreciation/amortization	$103.4	$142.2	$—	$245.6
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

Recent Developments

•On July 13, 2025, the Company entered into a Master Sale and Purchase Agreement with Kairos Bidco AB (“Kairos”), an investment vehicle managed by an affiliate of KKR & Co., Inc. (“KKR”), pursuant to which, and subject to the terms and conditions set forth therein, the Company agreed to sell and Kairos agreed to acquire (1) all of the shares in ACO® Hud Nordic AB, a Swedish private corporation (aktiebolag) (the “Target”) and (2) various assets relating to the manufacture, packaging, sale and distribution of certain cosmetic products, medicinal products and medical devices related to the Company’s Dermacosmetics branded business in Northern Europe, the Netherlands and Poland (together with the Target, the “Dermacosmetics Business”). Following the closing of KKR’s acquisition of Karo Healthcare AB on August 27, 2025, Kairos has transferred the binding agreement to acquire the Dermacosmetics Business to Karo Healthcare AB. See Item1. Note 4 for more information.
•On November 5, 2025, we announced a strategic review of our infant formula business. The review will assess a full range of alternatives. Refer to the Nutrition Network Optimization; Strategic Review section below for additional details. In addition, as previously disclosed, our strategic review of our Oral Care business is continuing as we assess a full range of alternatives for that business.

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

Nutrition Network Optimization; Strategic Review

In 2025, Perrigo initiated the Nutrition Network Optimization project to optimize our infant formula manufacturing footprint, upgrade packaging capabilities, harmonize quality processes, and enhance our research and development capabilities. On November 5, 2025, we announced a strategic review of our infant formula business.

The review will assess a full range of alternatives and is aligned with Perrigo’s ‘Three‑S’ (Stabilize, Streamline, Strengthen) plan and reflects our commitment to disciplined capital allocation and supporting improved return on invested capital and total shareholder return. It will focus on a combination of accelerating cash flows and reassessing the previously announced investment in this business of $240 million, while optimizing portfolio impact and management focus.

For further details on our restructuring charges related to the strategic review, refer to Item 1. Note 15.

Market Factors and Trends

Macroeconomic Uncertainty

Current macroeconomic conditions remain dynamic, including impacts from inflation and interest rates, volatile changes in foreign currency exchange rates, tariffs, political unrest and uncertainty and legislative and regulatory changes. Any causes of market size contraction could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows. As a result of these dynamic conditions and uncertainties, we have modified, and may further modify, our operations and strategic initiatives, including by adjusting our investment priorities, reallocating resources, or delaying specific initiatives, such as deferring capital expenditures on the Nutrition Network Optimization project and seeking further working capital improvements.

Current uncertainties arising from increased tariffs on imported products could have an adverse effect on our Company. In 2025, the U.S. government announced new or additional tariffs on products imported from many countries and individualized "reciprocal" tariffs on countries with which the U.S. has the largest trade deficits. While some tariffs have become effective, others have been temporarily suspended or permanently repealed and the U.S. government has announced trade agreements with various governments and additional tariffs on other products. As a result, there continues to be significant volatility and uncertainty regarding the scope, timing, implementation and effective rates of tariffs.

Based on current assessments, excluding any potential impact from pharmaceutical tariffs that may cover ingredients used in the manufacturing of OTC products and recently announced potential changes to tariffs on items sourced from China, we estimate a gross increase to global cost of goods sold in 2025 beginning in the fourth quarter of approximately $10 million to $20 million, and approximately $40 million to $50 million, on a full-year basis,

Perrigo Company plc - Item 2
Executive Overview

updated from the previously estimated range of $50 million to $60 million. We seek to mitigate these impacts through a combination of strategic pricing actions, insourcing to our U.S.-based manufacturing facilities and other supply chain actions.

In addition, our interest expense can be impacted by the overall global economic and interest rate environment. We manage interest rate risk through our capital structure and the use of interest rate swaps to fix the interest rate on greater than 90% of our outstanding debt.

Inflationary Costs and Supply Chain

Supply chain disruptions continue in specific categories such as agricultural commodities due to climate impacts, and supply chain shortages continue due to the Middle East Conflict. Inflationary pressures are still a factor on cost in major economies globally across food, energy and labor. While global inflation is expected to fall, U.S. inflation is now predicted to stay above previous predictions. We previously experienced employment vacancies and attrition in the labor market which negatively impacted productivity and drove the need for wage rate increases and other retention benefits. We implemented a series of actions to substantially mitigate these and other inflationary cost pressures, such as strategic pricing and our Supply Chain Reinvention Program. Benefits from our actions have substantially offset the impacts of inflation to date. However, future supply chain disruptions and inflationary pressures from the continuation of the conflicts between Russia and Ukraine, any escalating conflicts in the Middle East, persistent geopolitical tensions and the impact of tariff and trade policy are uncertain.

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

In October and November 2024, the FDA conducted its first inspection of the Perrigo Wisconsin infant formula facility since the November 2023 inspection. Following this 2024 inspection, the FDA did not issue written observations via Form FDA 483.

We had incurred certain extraordinary non-recurring costs associated with the remediation and enhancement actions described above and the evolving U.S. infant formula regulatory landscape, including consulting and legal fees relating to our responses to the FDA and the development and institution of new protocols across our infant formula manufacturing sites, as well as other costs relating to the extended cleaning and sanitization and the pausing and restarting of production. Cash costs to achieve this remediation plan are approximately $22.6 million with approximately 95% of such costs incurred during the year ended December 31, 2024.

We have been focusing on rebuilding market share, while managing the additional cost and production processes. Although we have gained market share in non-WIC infant formula powder, heightened competition from existing and new entrants, particularly as a result of continued regulatory forbearance allowing imported infant formulas has led to increased supply of infant formula in the United States, and the previously disclosed lost distribution of the Good

Perrigo Company plc - Item 2
Executive Overview

Start® brand have hindered our efforts to recover our previous market share. On November 5, 2025, we announced a strategic review of our infant formula business focused on a combination of accelerating cash flows and reassessing the previously announced investment in this business, while optimizing portfolio impact and management focus. See Nutrition Network Optimization; Strategic Review above.

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

Middle East Conflicts

We continue to closely monitor the ongoing conflict and the social, political and economic environment in Israel and in the surrounding region to evaluate the impacts on our operations and supply chain. Israel is a global technology research and development center that plays a critical role in the global Active Pharmaceutical Ingredients ("API") market, as a number of our key suppliers are located within Israel. The Company sources some raw materials and finished goods from suppliers in Israel for certain self-care products, including omeprazole. To date, Perrigo has confirmed that our suppliers in the region have active operations and continue to manufacture materials for us, and we have not received any reports of restrictions on imports or exports in Israel. However, there is potential for some disruption as it relates to in-country logistics, including freight. As a precaution, Perrigo has engaged alternate suppliers to help minimize a potential supply disruption. If the conflict spreads or materially escalates, or if the conflict leads to further volatility and uncertainty in financial markets or economic conditions, the impact on our business and results of operations could be material. For example, an escalation in military activity in the Red Sea region has the potential to disrupt supply chains and lead to further inflationary pressures which we are also continuing to monitor.

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

For additional information, refer to Item 1A - Risk Factors.

RESULTS OF OPERATIONS

Currency Translation

Any currency translation effects described below represent estimates of the net differences between translation of foreign currency transactions into U.S. dollars for the three and nine months ended September 27, 2025 at the average exchange rates for the reporting period and average exchange rates for the three and nine months ended September 28, 2024.

Perrigo Company plc - Item 2
Consolidated

CONSOLIDATED FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024
Net sales	$1,043.3	$1,087.5
Gross profit	$377.1	$404.4
Gross profit %	36.1%	37.2%
Operating income	$72.6	$80.4
Operating income %	7.0%	7.4%

Net sales decreased $44.2 million, or 4.1%, due primarily to:
•$47.1 million decrease, or 4.4%, due primarily to lower net sales in the Nutrition category of $27.3 million driven by a strong product pipeline refill to contract manufacturing customers and consumer pantry loading ahead of a port strike threat in the prior year quarter and lost distribution of the Good Start® brand, and unfavorable impacts across our global OTC businesses due to soft category consumption. These were partially offset by higher net sales in the Skin Care category of $5.7 million driven by new distribution and increased consumption in the Minoxidil store brand franchise, along with higher net sales of Mederma®;
•$14.7 million decrease due to the prior year divestitures of the Orion Laboratories Hospital & Specialty Business (the "Hospital & Specialty Business") and the HRA Pharma Rare Diseases Business (the "Rare Diseases Business") and the sale of branded products within our CSCI segment; partially offset by
•$17.6 million increase from favorable foreign currency translation.
Operating income decreased $7.8 million, or 9.7%, due primarily to:

•$27.3 million decrease in gross profit driven by lower net sales volumes flow through primarily in CSCI and the Nutrition category, and divested businesses and exited product lines of $7.4 million, partially offset by favorable foreign currency translation of $9.3 million and new products. Gross profit as a percentage of net sales decreased 110 basis points compared to the prior year due primarily to the same factors that drove gross profit, partially offset by Supply Chain Reinvention savings.
•$19.5 million decrease in operating expenses driven by decreased administrative costs of $22.7 million due primarily to lower variable employee expenses, and the absence of prior year impairment charges of $16.2 million recognized as part of the assets held for sale of the Hospital & Specialty Business, partially offset by the absence of the prior year gain on sale of branded products of $26.0 million.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024
Net sales	$3,143.5	$3,235.1
Gross profit	$1,132.3	$1,156.8
Gross profit %	36.0%	35.8%
Operating income (loss)	$164.9	$(1.3)
Operating income (loss) %	5.2%	—%

Net sales decreased $91.6 million, or 2.8%, due primarily to:
•$62.3 million decrease due to the prior year divestitures of the Rare Diseases Business and the Hospital & Specialty Business and the sale of branded products within our CSCI segment;
•$52.4 million decrease, or 1.7%, due primarily to lower net sales in the Digestive Health category of $39.9 million and Oral Care category of $24.6 million driven by soft OTC category consumption, as well as a prior year benefit in the Women's Health category of $15.0 million from initial retailer stocking of Opill® which launched at the end of the first quarter in the prior year, partially offset by higher net sales in the Upper Respiratory category of $21.6 million. These were partially offset by
•$23.1 million increase from favorable foreign currency translation.

Perrigo Company plc - Item 2
Consolidated

Operating income increased $166.2 million, due primarily to:

•$24.5 million decrease in gross profit driven by lower net sales volumes flow through primarily in U.S. OTC, the impact of divested businesses and exited products of $39.5 million, and lower manufacturing efficiencies, partially offset by the infant formula business recovery, Supply Chain Reinvention benefits, Project Energize savings, favorable currency translation of $14.0 million and new products. Gross profit as a percentage of net sales increased 20 basis points compared to the prior year due to the same factors that impacted gross profit; and
•$190.7 million decrease in operating expense driven by lower selling and administrative costs of $73.8 million due primarily to benefits from Project Energize and lower variable employee expenses, the absence of prior year impairment charges of $50.3 million recognized as part of the assets held for sale of the Hospital & Specialty Business and the Rare Diseases Business, decreased restructuring costs of $39.2 million driven by Project Energize and a decrease in Other operating (income) expense, net due to lower litigation expenses partially offset by the absence of the prior year gain on sale of branded products of $26.0 million.

CONSUMER SELF-CARE AMERICAS FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024
Net sales	$645.6	$671.3
Gross profit	$205.6	$219.4
Gross profit %	31.8%	32.7%
Operating income	$94.7	$102.2
Operating income %	14.7%	15.2%

Net sales decreased $25.7 million, or 3.8%, due primarily to:

•$25.6 million decrease, or 3.8%, due primarily to lower net sales in the Nutrition category of $27.3 million, driven by a strong product pipeline refill to contract manufacturing customers and consumer pantry loading ahead of a port strike threat in the prior year quarter and lost distribution of the Good Start® brand, and unfavorable impacts across multiple U.S. OTC businesses due to soft category consumption. These were partially offset by higher net sales in the Upper Respiratory category of $8.3 million, due primarily to new distribution and store brand share gains amid lower consumption, as well as higher net sales in the Skin Care category of $6.9 million due primarily to higher consumption within the Minoxidil franchise and new distribution in addition to higher net sales of Mederma®.

CSCA net sales by product category were as follows:

Sales	Three Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024	$ Change	% Change
Upper Respiratory	$129.2	$120.9	$8.3	6.8%
Digestive Health	105.5	113.5	(8.0)	(7.0)%
Nutrition	99.8	127.1	(27.3)	(21.5)%
Pain and Sleep-Aids	88.6	87.7	0.9	1.0%
Healthy Lifestyle	77.5	80.9	(3.5)	(4.3)%
Oral Care	62.8	66.9	(4.2)	(6.2)%
Skin Care	58.9	51.9	6.9	13.3%
Women's Health	19.0	18.0	1.0	5.6%
Vitamins, Minerals, and Supplements ("VMS")	2.1	3.5	(1.4)	(39.2)%
Other CSCA	2.2	0.7	1.7	214.3%
Total CSCA	$645.6	$671.3	$(25.7)	(3.8)%

Perrigo Company plc - Item 2
CSCA

Sales in each category were driven primarily by:

•Upper Respiratory: Net sales of $129.2 million increased 6.8% due primarily to new distribution and store brand share gains amid lower consumption, leading to higher net sales of both cough and cold and allergy products, including store brand Fluticasone.
•Digestive Health: Net sales of $105.5 million decreased 7.0% due primarily to new lower shelf pricing at a specific retailer and lower consumption of proton pump inhibitors, partially offset by Perrigo store brand share gains. These dynamics more than offset higher net sales and market share gains of Polyethylene Glycol 3350.
•Nutrition: Net sales of $99.8 million decreased 21.5% due primarily to a strong prior-year quarter from refilling contract customer inventories, consumer pantry loading ahead of a port strike threat and previously disclosed lost distribution of the Good Start® brand, partially offset by growth in store brand infant formula consumption along with the reintroduction of SKU assortments.
•Pain and Sleep-aids: Net sales of $88.6 million increased 1.0% due primarily to new distribution which more than offset soft category consumption.
•Healthy Lifestyle: Net sales of $77.5 million decreased 4.3% due primarily to lower category consumption and timing of shipments of smoking cessation products, partially offset by new distribution and market share gains.
•Oral Care: Net sales of $62.8 million decreased 6.2% due primarily to lost distribution of lower margin products and the absence of Plackers® dental flossers promotions compared to the prior year.
•Skin Care: Net sales of $58.9 million increased 13.3% due primarily to higher consumption within the Minoxidil franchise and new distribution, in addition to higher net sales of Mederma®.
•Women's Health: Net sales of $19.0 million increased 5.6% due primarily to higher net sales of Opill®.
•VMS and Other: Net sales of $4.3 million increased 2.4% due primarily to volume decline in the VMS category.
Operating income decreased $7.5 million, or 7.3%, due primarily to:

•$13.8 million decrease in gross profit due primarily to lower net sales volumes flow through driven by the Nutrition category, partially offset by favorable impacts from lower materials inflation and benefits from Supply Chain Reinvention. Gross profit as a percentage of net sales decreased 90 basis points compared to the prior year due primarily to the same factors that drove gross profit, in addition to less favorable store brand product mix compared to the prior year quarter.
•$6.3 million decrease in operating expenses driven by reduced administrative costs of $6.6 million due primarily to lower variable employee expenses, partially offset by higher restructuring costs associated with Project Energize and Nutrition Network Optimization.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024
Net sales	$1,888.3	$1,949.5
Gross profit	$568.4	$562.6
Gross profit %	30.1%	28.9%
Operating income	$203.7	$187.1
Operating income %	10.8%	9.6%
Net sales decreased $61.2 million, or 3.1%, due primarily to:
•$60.6 million decrease, or 3.1%, due primarily to unfavorable impacts across multiple U.S. OTC businesses due to soft category consumption and a prior year benefit in the Women's Health category of $15.0 million from initial retailer stocking of Opill® which launched at the end of the first quarter in the prior year. These were partially offset by higher net sales in the Upper Respiratory category of $20.3 million due primarily to higher first quarter incidence levels of cough cold compared to the prior year, new business wins and store brand share gains amid lower consumption.

Perrigo Company plc - Item 2
CSCA

CSCA net sales by product category were as follows:

Sales	Nine Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024	$ Change	% Change
Upper Respiratory	$390.4	$370.0	$20.3	5.5%
Digestive Health	318.3	361.7	(43.4)	(12.0)%
Nutrition	300.1	303.8	(3.7)	(1.2)%
Pain and Sleep-Aids	245.4	251.9	(6.5)	(2.6)%
Healthy Lifestyle	221.5	221.3	0.2	0.1%
Oral Care	184.8	204.8	(20.2)	(9.8)%
Skin Care	165.2	158.6	6.6	4.2%
Women's Health	52.7	62.0	(9.2)	(14.9)%
VMS	5.9	13.0	(7.1)	(54.7)%
Other CSCA	4.0	2.4	1.8	66.7%
Total CSCA	$1,888.3	$1,949.5	$(61.2)	(3.1)%

Sales drivers in each category are provided below:
•Upper Respiratory: Net sales of $390.4 million increased 5.5% due primarily to higher first quarter incidence levels of cough cold compared to the prior year, new business wins and store brand share gains amid lower consumption, leading to higher net sales of both cough and cold and allergy products, including store brand Fluticasone and Fexofenadine. This growth was partially offset by previously disclosed net lost distribution of lower margin products;
•Digestive Health: Net sales of $318.3 million decreased 12.0% due primarily to first half net lost distribution of lower margin products in U.S. Store Brand and lower consumption and customer mix of proton pump inhibitors, including Omeprazole, Esomeprazole and Lansoprazole, despite Perrigo store brand share gains. These impacts more than offset higher net sales of Polyethylene Glycol, where Perrigo also gained store brand market share;
•Nutrition: Net sales of $300.1 million decreased 1.2% due primarily to previously disclosed lost distribution of the Good Start® infant formula brand and a strong prior-year quarter from refilling contract customer inventories and consumer pantry loading ahead of a port strike threat, partially offset by growth in store brand infant formula consumption;
•Pain and Sleep-aids: Net sales of $245.4 million decreased 2.6% due primarily to first half net lost distribution of lower margin products and lower category consumption of children's analgesics medicines and lower dollar share compared to prior year, partially offset by new business awards;
•Healthy Lifestyle: Net sales of $221.5 million increased 0.1% due primarily to new distribution and stronger base velocities, leading to market share gains in nicotine gums and lozenges, partially offset by lower category consumption;
•Oral Care: Net sales of $184.8 million decreased 9.8% due primarily to net lost distribution of lower margin products at specific retail customers and lower net sales of Plackers® dental flossers;
•Skin Care: Net sales of $165.2 million increased 4.2% due primarily to growth in the Mederma® brand and higher net sales in the Minoxidil franchise;
•Women's Health: Net sales of $52.7 million decreased 14.9% due primarily to the prior year reflecting the strong initial retailer stocking of Opill®, which launched in March 2024, of $15.0 million, or an impact to the category of 24.2%; and
•VMS and Other: Net sales of $9.9 million decreased 35.7% due primarily to volume declines in the VMS category.

Perrigo Company plc - Item 2
CSCA

Operating income increased $16.6 million, or 8.9%, due primarily to:

•$5.8 million increase in gross profit driven primarily by infant formula business recovery, benefits from our Supply Chain Reinvention Program and Project Energize, as well as lower materials inflation, partially offset by lower net sales volumes flow through primarily in U.S. OTC and unfavorable net pricing impacts. Gross profit as a percentage of net sales increased 120 basis points compared to the prior year due to the same factors that impacted gross profit.

•$10.8 million decrease in operating expenses driven by lower selling and administrative costs of $16.1 million due primarily to benefits from Project Energize and lower variable employee expenses, as well as decreased research and development expenses, partially offset by higher restructuring costs due primarily to Nutrition Network Optimization and Project Energize.

CONSUMER SELF-CARE INTERNATIONAL FINANCIAL RESULTS

Three Month Comparison

	Three Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024
Net sales	$397.7	$416.3
Gross profit	$171.5	$185.0
Gross profit %	43.1%	44.4%
Operating income	$37.4	$48.9
Operating income %	9.4%	11.7%

Net sales decreased $18.6 million, or 4.5%, due primarily to:
•$21.5 million decrease, or 5.3%, due primarily to unfavorable impacts across multiple OTC businesses due to soft category consumption including lower net sales of $8.4 million in the Upper Respiratory category, as a result of lower incidence and consumption of cough cold products and timing of cough cold sell-in to customers compared to the prior year, as well as lower net sales of $4.8 million in the VMS category due primarily to deprioritization of nutraceuticals portfolio and lower net sales of $3.8 million from the Women's Health category due to supply constraints that have since been resolved, partially offset by new product sales of $6.8 million;
•$14.7 million decrease due to the prior year divestitures of the Hospital & Specialty Business and the Rare Diseases Business and the sale of branded products; partially offset by
•$17.6 million increase from favorable foreign currency translation.

Perrigo Company plc - Item 2
CSCI

CSCI net sales by product category were as follows:

Sales	Three Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024	$ Change	% Change
Skin Care	$91.7	$91.0	$0.7	0.8%
Upper Respiratory	80.6	86.1	(5.6)	(6.4)%
Pain and Sleep-Aids	56.3	56.9	(0.6)	(1.1)%
Healthy Lifestyle	52.8	53.2	(0.3)	(0.8)%
VMS	40.0	43.0	(3.0)	(7.0)%
Women's Health	29.9	32.2	(2.4)	(7.1)%
Oral Care	23.9	23.3	0.5	2.6%
Digestive Health	10.6	9.0	1.6	17.8%
Other CSCI	11.9	21.6	(9.6)	(44.9)%
Total CSCI	$397.7	$416.3	$(18.6)	(4.5)%
Sales in each category were driven primarily by:

•Skin Care: Net sales of $91.7 million increased 0.8%, inclusive of a 4.4% favorable effect of currency translation, due primarily to a 2.3% unfavorable impact from exited products and lower consumption, which were partially offset by higher net sales within the Compeed® franchise.
•Upper Respiratory: Net sales of $80.6 million decreased 6.4%, inclusive of a 4.9% favorable effect of currency translation, due primarily to lower incidence and consumption of cough cold products and timing of cough cold sell-in to customers compared to the prior year, partially offset by higher net sales of Physiomer® due to restored supply. The category was also impacted by a 1.4% unfavorable impact from exited products.
•Pain & Sleep-Aids: Net sales of $56.3 million decreased 1.1%, inclusive of a 4.1% favorable effect of currency translation, due primarily to a 3.2% unfavorable impact from exited products and timing of shipments, partially offset by restored supply of Solpadeine®.
•Healthy Lifestyle: Net sales of $52.8 million decreased 0.8%, inclusive of a 1.6% favorable effect of currency translation, driven by the strategic deprioritization of products within weight loss and lower consumption of the Paranix® and Lyclear® antiparasite brands due to lower seasonal incidence. These impacts were partially offset by growth of Nicotinell® smoking cessation offerings.
•VMS: Net sales of $40.0 million decreased 7.0%, inclusive of a 5.3% favorable effect of currency translation, due primarily to deprioritization of the nutraceuticals portfolio in addition to a 0.9% unfavorable impact from exited products.
•Women's Health: Net sales of $29.9 million decreased 7.1%, inclusive of a 4.6% favorable effect of currency translation, due primarily to supply constraints that have since been resolved.
•Oral Care: Net sales of $23.9 million increased 2.6%, inclusive of a 5.1% favorable effect of currency translation, due primarily to lower net sales of store brand products and a 1.6% unfavorable impact from exited products.
•Digestive Health and Other: Net sales of $22.5 million decreased 26.1%, inclusive of a 4.0% favorable effect of currency translation, primarily due to divested businesses, including HRA Pharma Rare Diseases, and exited products.

Perrigo Company plc - Item 2
CSCI

Operating income decreased $11.5 million, or 23.5%, due primarily to:
•$13.5 million decrease in gross profit due primarily to lower net sales volumes flow through, as well as $7.4 million from the impact of divested businesses and exited product lines. These factors were partially offset by $9.5 million increase from favorable currency translation. Gross profit as a percentage of net sales decreased 130 basis points compared to the prior year due to the same factors impacting gross profit.
•$2.0 million decrease in operating expenses driven by the absence of the prior year impairment charges of $16.2 million recognized as part of the assets held for sale of the Hospital & Specialty Business, and decreased administrative costs due primarily to lower variable employee expenses, partially offset by the absence of the prior year gain on the sale of branded products.

Nine Month Comparison

	Nine Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024
Net sales	$1,255.1	$1,285.5
Gross profit	$564.0	$594.2
Gross profit %	44.9%	46.2%
Operating income	$136.2	$65.1
Operating income %	10.9%	5.1%

Net sales decreased $30.4 million, or 2.4%, due primarily to:
•$62.3 million decrease due to the prior year divestitures of the Rare Diseases Business and the Hospital & Specialty Business and the sale of branded products; partially offset by
•$23.7 million increase from favorable foreign currency translation;
•$8.2 million increase, or 0.7%, due primarily to growth of $15.1 million in the Pain & Sleep Aids category led by restored supply of the Solpadeine® brand, partially offset by unfavorable impacts across multiple OTC businesses due to soft category consumption, including lower net sales of $12.5 million in the VMS category.

CSCI net sales by product category were as follows:

Sales	Nine Months Ended
(in millions, except percentages)	September 27, 2025	September 28, 2024	$ Change	% Change
Skin Care	$326.1	$333.5	$(7.4)	(2.2)%
Upper Respiratory	209.5	206.0	3.5	1.7%
Healthy Lifestyle	180.2	175.2	4.9	2.8%
Pain and Sleep-Aids	173.4	158.6	14.9	9.4%
VMS	116.2	127.4	(11.2)	(8.8)%
Women's Health	103.3	101.2	2.2	2.2%
Oral Care	71.6	75.0	(3.4)	(4.6)%
Digestive Health	30.1	27.0	3.1	11.5%
Other CSCI	44.7	81.5	(37.0)	(45.3)%
Total CSCI	$1,255.1	$1,285.5	$(30.4)	(2.4)%
Sales in each category were driven primarily by:

•Skin Care: Net sales of $326.1 million decreased 2.2%, inclusive of a 1.2% favorable effect of currency translation, due primarily to soft seasonal consumption trends compared to the prior year and the unfavorable impact of 2.0% from divested businesses and exited product lines. These factors were partially offset by share growth in Compeed® and Sebamed®, despite the soft seasonal trends;

Perrigo Company plc - Item 2
CSCI

•Upper Respiratory: Net sales of $209.5 million increased 1.7%, inclusive of a 2.6% favorable effect of currency translation, due primarily to improved supply of key products and growth in brand and store brand allergy products. These factors were more than offset by an unfavorable impact of 1.5% from divested businesses and exited product lines, and lower incidence and consumption of cough cold products;
•Healthy Lifestyle: Net sales of $180.2 million increased 2.8%, inclusive of a 0.5% unfavorable effect of currency translation, driven by growth in mosquito repellent products, in addition to growth of nicotine replacement offerings. This growth was partially offset by the strategic exit of products within the weight loss sub-category;
•Pain & Sleep-Aids: Net sales of $173.4 million increased 9.4%, inclusive of a 3.3% favorable effect of currency translation, as higher net sales of Solpadeine®, due primarily to improved supply, were partially offset by 3.8% from divested businesses and exited product lines;
•VMS: Net sales of $116.2 million decreased 8.8%, inclusive of a 2.4% favorable effect of currency translation, due primarily to deprioritization of the nutraceuticals portfolio, in addition to the unfavorable impact of 1.2% from divested businesses and exited products;
•Women's Health: Net sales of $103.3 million increased 2.2%, inclusive of a 2.6% favorable effect of currency translation, due primarily to higher net sales of contraceptive products including ellaOne®, driven by market share gains. These factors were more than offset by supply chain constraints that have since been resolved;
•Oral Care: Net sales of $71.6 million decreased 4.6%, inclusive of a 2.9% favorable effect of currency translation, due primarily to lower net sales of store brand products;
•Digestive Health and Other: Net sales of $74.8 million decreased 31.1%, inclusive of a 1.9% favorable effect of currency translation, due primarily to the divestiture of the Rare Diseases Business, which was partially offset by higher net sales of store brand digestive health products.

Operating income increased $71.1 million, or 109.2%, due primarily to:
•$30.2 million decrease in gross profit due primarily to the impact of divested businesses and exited products of $39.5 million, lower manufacturing productivity and unfavorable costs of goods sold inflation. These factors were partially offset by prior strategic pricing actions, $13.9 million from favorable currency translation, and new products. Gross profit as a percentage of net sales decreased 130 basis points compared to the prior year due to the same factors impacting gross profit.
•$101.3 million decrease in operating expenses due primarily to the absence of the prior year impairment charges of $50.3 million recognized as part of the assets held for sale of the Hospital & Specialty Business and the Rare Diseases Business, decreased restructuring costs associated primarily with Project Energize and Supply Chain Reinvention activities, and lower variable costs of $35.4 million. These were partially offset by the absence of the prior year gain on the sale of branded products.

Unallocated Expenses

Unallocated expenses are comprised of certain corporate services not allocated to our reporting segments and are recorded in Operating income (loss) on the Condensed Consolidated Statements of Operations. Unallocated expenses were as follows (in millions):

Three Months Ended		Nine Months Ended
September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
$59.5	$70.7	$175.0	$253.6

The decrease of $11.2 million and $78.6 million in unallocated expenses during the three and nine months ended September 27, 2025, respectively, compared to the prior year periods were due primarily to a decrease in expenses for litigation, as well as lower selling and administrative costs due primarily to Project Energize.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

Interest expense, net, Other (income) expense, net and Loss on extinguishment of debt

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest expense, net	$40.6	$57.6	$119.2	$144.7
Other (income) expense, net	$9.6	$(4.1)	$11.9	$(0.5)
Loss on extinguishment of debt	$—	$5.1	$—	$5.2

Interest expense, net

The $17.0 million and $25.5 million decrease in Interest expense, net during the three and nine months ended September 27, 2025, respectively, compared to the prior year periods was due primarily to the absence of interest expense associated with the de-designation of interest rate swap agreements in the prior year and a decrease in interest expense associated with a decrease in outstanding borrowings under our Senior Secured Credit Facilities.

Other (income) expense, net

The $13.7 million and $12.4 million decrease in Other (income) expense, net during the three and nine months ended September 27, 2025, respectively, compared to the prior year periods was due primarily to unfavorable changes in revaluation of foreign currency contracts associated with the planned divestiture of the Dermacosmetics Business, the absence of prior year gain recognized on the sale of the Rare Diseases Business, and the loss recognized on the sale of the Richard Bittner Business.

Loss on extinguishment of debt

The loss on extinguishment of debt during the three and nine months ended September 28, 2024 is related to the unamortized fees associated with the partial payment on the Term Loan B Facility (refer to Item 1. Note 12).

Income Taxes (Consolidated)

The effective tax rates were as follows:

Three Months Ended		Nine Months Ended
September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
43.3%	180.9%	63.7%	20.9%

The effective tax rate on the pre-tax income for the three months ended September 27, 2025, decreased when compared to the effective tax rate on the pre-tax income for the three months ended September 28, 2024, primarily due to tax benefits resulting from the enactment of the One Big Beautiful Bill Act ("OBBBA") and the impacts of accounting for income taxes in interim reporting periods, offset by changes in reserves for uncertain tax positions. The effective tax rate on pre-tax income for the nine months ended September 27, 2025 increased when compared to the effective tax rate on the pre-tax loss for the nine months ended September 28, 2024 primarily due to changes in reserves for uncertain tax positions, offset by the impact of the OBBBA, and the impacts related to accounting for income taxes in interim reporting periods for 2024. For 2024, the accounting for income taxes in interim reporting periods resulted in a significant variation in the customary relationship between income tax expense and pre-tax book income, which does not significantly impact 2025.

On July 4, 2025, the OBBBA was signed into law. The OBBBA includes significant changes to federal tax law and permanently extends various provisions from the 2017 Tax Cuts and Jobs Act, including, but not limited to, deductions for federal bonus depreciation, domestic research and development expenditures, and business interest expense. We evaluated the OBBBA provisions enacted during the quarter and estimate that the impact will result in a tax benefit of $28.0 million for 2025, primarily due to the increased realizability of deferred tax assets associated with interest expense carryforwards following the restoration of depreciation and amortization in the Section 163(j) business interest expense limitation calculation. The remaining provisions of the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are not anticipating the remaining provisions of the OBBBA to have a material effect on our consolidated financial statements.

Perrigo Company plc - Item 2
Unallocated, Interest, Other, and Taxes

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If operational results continue to decline in certain jurisdictions where we have deferred tax assets that rely on future taxable income, primarily the United States, an additional valuation allowance may be required in the next twelve months. Such amount could be a material charge to income tax expense subject to the presentation requirements of intraperiod tax allocation.

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

Based on the foregoing, management believes that our operations and borrowing resources are sufficient to provide for our short-term and long-term capital requirements, as described below. However, an adverse result with respect to our appeal of any material outstanding tax assessments or litigation, including securities or drug pricing matters and product liability cases, damages resulting from third-party claims, and related interest and/or penalties, could ultimately require the use of corporate assets to pay such assessments and any such use of corporate assets would limit the assets available for other corporate purposes. As such, we continue to evaluate the impact of the above factors on liquidity and may determine that modifications to our capital structure are appropriate if market conditions deteriorate, favorable capital market opportunities become available, or any change in conditions relating to the war in Ukraine and conflicts in the Middle East, a government shutdown in the United States or elsewhere, inflation and interest rates, the status of material contingent liabilities, financial market volatility, tariffs, potential tariff and trade policies or other uncertainties have a material impact on our capital requirements.

Cash and Cash Equivalents

(in millions)	September 27, 2025	December 31, 2024
Cash and cash equivalents	$432.1	$558.8
Working capital(1)	$1,095.3	$915.3

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

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

Cash Flows

The following table includes summarized cash flow activities:

	Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	$ Change
Net cash from operating activities	$63.1	$50.3	$12.8
Net cash (for) from investing activities	(50.9)	115.9	(166.8)
Net cash (for) from financing activities	(166.1)	543.1	(709.2)
Effect of exchange rate changes on cash and cash equivalents	29.5	2.9	26.6
Net (decrease) increase in cash and cash equivalents	$(124.4)	$712.2	$(836.6)

Net cash from Operating Activities

The $12.8 million increase in operating cash flow was primarily driven by an improved net loss position and an increase in cash flow from the change in net earnings after adjustments for items including depreciation and amortization and restructuring, partially offset by an increase in working capital.

Net cash (for) from Investing Activities

The $166.8 million decrease in investing cash flow was due primarily to the absence of the proceeds from the sale of the Rare Diseases Business and the six branded products in the prior year period. These were partially offset by the absence of the settlement of foreign currency derivatives in the prior year period, as well as net proceeds received in the current period related to the sale of the Richard Bittner Business.

Net cash (for) from Financing Activities

The $709.2 million decrease in financing cash flow was due primarily to the prior year period issuance of the 2032 Notes, partially offset by larger one-time payments in the prior year period on the Senior Secured Credit Facilities compared to the current year.

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

On December 15, 2024, we and the Borrower entered into Amendment No. 2 to the Credit Agreement, that provides for the refinancing of the Term B Loans outstanding under the Credit Agreement in the aggregate amount of $984.7 million. Refer to Item 1. Note 12.

Perrigo Company plc - Item 2
Financial Condition, Liquidity and Capital Resources

As of September 27, 2025 and December 31, 2024, we had $1,403.0 million and $1,429.1 million, respectively, outstanding under our Term Loan A Facility and Term Loan B Facility. Our short-term debt as of September 27, 2025 of $36.6 million is comprised of (i) amortization payments for the Term A Loans and the Term B Loans and (ii) lease payments.

The interest rate net of derivatives results in a fixed rate on a substantial portion of our long-term debt, the earliest of which matures in April 2027.

We were in compliance with all the covenants under our debt agreements as of September 27, 2025.

Other Financing

We have overdraft facilities available that we may use to support our cash management operations. There were no material borrowings outstanding under the overdraft facilities as of September 27, 2025 or December 31, 2024.

Leases

We had $194.3 million and $195.1 million of lease liabilities and $180.9 million and $186.9 million of lease assets as of September 27, 2025 and December 31, 2024, respectively. For information on our operating and finance lease obligations and the amount and timing of future payments refer to Item 1. Note 8.

Credit Ratings

Our credit ratings on September 27, 2025 were Ba2 (negative), BB- (stable), and BB (negative), by Moody's Investor Services, S&P Global Ratings ("S&P"), and Fitch Ratings Inc. ("Fitch"), respectively.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

	September 27, 2025	December 31, 2024
Current assets	$1,952.0	$1,792.5
Non-current assets	$4,110.3	$4,284.5
Current liabilities	$865.8	$731.8
Non-current liabilities	$11,710.4	$12,144.5
Due to non-guarantors	$7,584.5	$8,131.3

The summarized results of operations information for the consolidated obligor group of debt issued by Perrigo Finance and the Company is presented in the table below:

Nine Months Ended
September 27, 2025
Total revenues	$2,238.7
Gross profit	$678.8
Operating income (loss)	$(16.7)
Net income (loss)	$(266.7)
Revenue from non-guarantors	$288.2
Operating expenses to non-guarantors	$(0.4)
Other (income) expense to non-guarantors	$(76.6)

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

There were no material changes in contractual obligations as of September 27, 2025 from those provided in our 2024 Form 10-K.

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

ITEM 4.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 27, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings would be made known to them by others within those entities in a timely manner and that no changes are required at this time.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, the U.S government imposed new and additional tariffs on a significant number of countries and threatened to further increase the scope and amount of tariffs in the event of retaliatory countermeasures. The future of existing tariffs, and the possibility for new tariffs, including tariffs specifically targeting pharmaceuticals, under which many of our U.S. OTC self-care products may be classified, remains uncertain. Through the first three quarters of fiscal year 2025, these new tariffs and trade policies have not had a significant impact on our results of operations. However, as currently in effect, the impact of these new tariffs is expected to materially increase the cost of goods for our products and materials sourced from other countries, particularly China. We expect that the tariffs, as currently in effect, will have a material impact on our U.S. business. As a result of these dynamic conditions and uncertainties, we have modified, and may further modify, our operations and strategic initiatives, including by adjusting our investment priorities, reallocating resources, or delaying specific initiatives, such as deferring capital expenditures on the Nutrition Network Optimization project and seeking further working capital improvements. If we

Perrigo Company plc - Item 1A
Risk Factors

are unable to mitigate these increased costs through supply chain adjustments, pricing strategies or other measures, these costs, as well as the costs incurred in implementing these measures, could have a material adverse impact on our results of operations and cash flows from operations.

We cannot predict the extent to which other countries will impose duties, tariffs, taxes or other similar restrictions upon the import or export of goods and materials in the future, nor can we predict future U.S. trade policy, including the potential continued regulatory forbearance allowing imported infant formulas in the United States, or the terms of any renegotiated trade agreements and their impact on our business.

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

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 27, 2025, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Employment Separation and Benefits Letter Agreement, dated as of September 15, 2025, by and between the Company and Ronald Janish (filed herewith).

10.2*	Employment Separation and Severance Letter Agreement 2, effective as of November 3, 2025, by and between the Company and Catherine Schmelter (filed herewith).

22	List of Guarantor Subsidiaries (filed herewith).

31.1	Rule 13a-14(a) Certification by Patrick Lockwood-Taylor, Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification by Eduardo Bezerra, Chief Financial Officer (filed herewith).

Perrigo Company plc - Item 6
Exhibits

Exhibit Number	Description
32	Certification Pursuant to 18 United States Code 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101).
*Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRIGO COMPANY PLC
(Registrant)

Date:	November 5, 2025	/s/ Patrick Lockwood-Taylor
Patrick Lockwood-Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 5, 2025	/s/ Eduardo Bezerra
Eduardo Bezerra
Chief Financial Officer
(Principal Accounting and Financial Officer)